Form 10-Q
period 2007-10-31
Titan Machinery Inc.
filed 2008-01-11
CIK 1409171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

Commission File No. 000-1409171

TITAN MACHINERY INC.

(Exact name of registrant as specified in its charter)

Delaware	No. 45-0357838
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

4876 Rocking Horse Circle
Fargo, ND 58104-6049

(Address of Principal Executive Offices)

Registrant’s telephone number (701) 356-0130

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  ☒     NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  ☐     Accelerated filer  ☐     Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐     NO  ☒

The number of shares outstanding of the registrant’s common stock as of January 1, 2008 was: Common Stock, $0.00001 par value, 13,364,148 shares.

TITAN MACHINERY INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

PART I. – FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

TITAN MACHINERY INC.

BALANCE SHEETS

	October 31,	January 31,
	2007	2007
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$3,797,574	$7,572,000
Receivables, net	19,714,499	10,921,049
Inventories	146,048,648	106,253,862
Prepaid expenses	582,165	186,137
Deferred income taxes	462,000	462,000

Total current assets	170,604,886	125,395,048

INTANGIBLES AND OTHER ASSETS
Parts inventory in excess of amounts expected to be sold currently	1,234,400	1,062,000
Goodwill	6,618,917	3,736,147
Intangible assets, net of accumulated amortization	356,913	168,876
Other	326,208	334,907
	8,536,438	5,301,930

PROPERTY AND EQUIPMENT,
net of accumulated depreciation	13,510,509	8,175,105

	$192,651,833	$138,872,083

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$9,570,009	$4,227,830
Floor plan notes payable	111,689,595	84,698,775
Current maturities of long-term debt	4,486,762	2,823,609
Customer deposits	9,881,916	4,608,345
Accrued expenses	3,852,852	2,287,677
Income taxes payable	999,594	377,729

Total current liabilities	140,480,728	99,023,965

LONG-TERM LIABILITIES
Long-term debt, less current maturities	11,056,822	6,787,598
Accrued interest on subordinated debt	354,705	330,441
Deferred income taxes	1,118,807	925,000
Other long term liabilities	283,109	—
	12,813,443	8,043,039

SUBORDINATED DEBENTURES	16,807,424	16,746,836

REDEEMABLE SECURITIES
Series A Convertible Preferred stock - par value $.00001, authorized-2,000,000 shares; outstanding-341,672 shares at October 31, 2007 and January 31, 2007	1,260,209	1,193,594
Series B Convertible Preferred stock - par value $.00001, authorized-2,000,000 shares; outstanding-125,001 shares at October 31, 2007 and January 31, 2007	512,167	486,112
Series D Convertible Preferred stock - par value $.00001, authorized-323,533 shares; outstanding- 323,533 shares at October 31, 2007 and No shares at January 31, 2007	2,426,497	—
	4,198,874	1,679,706
STOCKHOLDERS’ EQUITY
Common stock, par value $.00001 per share, authorized- 30,000,000 shares; outstanding - 4,346,667 at October 31, 2007 and 4,344,753, at January 31, 2007	43	43
Additional paid-in-capital	637,219	514,864
Retained earnings	17,714,103	12,863,630
	18,351,365	13,378,537

	$192,651,833	$138,872,083

See Notes to Financial Statements

TITAN MACHINERY INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	October, 31		October, 31
	2007	2006	2007	2006

REVENUE
Equipment	$103,371,870	$57,997,123	$225,854,237	$153,085,350
Parts	18,384,291	12,945,245	45,560,354	34,174,261
Service	7,897,554	5,960,297	20,938,351	16,466,429
Other, including trucking and rental	2,517,573	2,246,664	5,456,925	4,890,129
TOTAL REVENUE	132,171,288	79,149,330	297,809,866	208,616,169

COST OF REVENUE
Equipment	$93,799,249	$53,270,517	204,331,911	139,462,491
Parts	13,651,728	8,819,755	33,667,873	24,495,647
Service	2,843,191	2,182,551	7,730,777	6,136,520
Other, including trucking and rental	1,492,985	1,638,023	3,534,343	3,566,030
TOTAL COST OF REVENUE	111,787,152	65,910,846	249,264,903	173,660,688

GROSS PROFIT	20,384,136	13,238,484	48,544,963	34,955,481

OPERATING EXPENSES	$14,380,458	$10,411,813	35,832,842	27,462,688

INCOME FROM OPERATIONS	6,003,678	2,826,671	12,712,121	7,492,793

OTHER INCOME (EXPENSE)
Interest and other income	$119,830	$105,378	204,464	308,080
Floorplan interest expense	(973,696)	(968,819)	(2,805,050)	(2,435,895)
Subordinated debt interest expense	(445,440)	(368,278)	(1,324,432)	(1,186,480)
Interest expense other	(245,024)	(155,735)	(631,296)	(407,545)

INCOME BEFORE INCOME TAXES	4,459,347	1,439,217	8,155,807	3,770,954

PROVISION FOR INCOME TAXES	(1,745,000)	(612,000)	(3,212,663)	(1,514,000)

NET INCOME	$2,714,347	$827,217	$4,943,144	$2,256,954

ADJUSTMENTS TO INCOME:
Amortization of syndication fees	(5,296)	(5,296)	(15,889)	(15,889)
Unpaid accumulated preferred dividends	$(25,594)	$(25,594)	(76,782)	(76,782)

INCOME AVAILABLE TO COMMON STOCKHOLDERS	$2,683,457	$796,327	$4,850,473	$2,164,283

EARNINGS PER SHARE - BASIC	$0.62	$0.18	$1.12	$0.50
EARNINGS PER SHARE - DILUTED	$0.36	$0.13	$0.72	$0.36

WEIGHTED AVERAGE SHARES - BASIC	4,345,710	4,344,753	4,345,391	4,344,753
WEIGHTED AVERAGE SHARES - DILUTED	7,675,831	6,885,705	7,238,714	6,876,681

TITAN MACHINERY INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended October 31,
	2007	2006

OPERATING ACTIVITIES
Net income	$4,943,144	$2,256,954
Adjustments to reconcile net income to net cash from operations
Depreciation	1,524,460	1,161,196
Amortization	89,370	114,086
Gain on sale of equipment	(37,377)	(36,930)
Stock compensation expense	122,355	58,107
Changes in assets and liabilities, net of purchase of agricultural dealerships assets and assumption of liabilities
Receivables	(7,773,134)	(3,801,135)
Inventories	(7,008,344)	5,827,348
Prepaid expenses	(399,922)	(247,070)
Credit plan reserves and other	8,699	(148,226)
Floor plan notes payable	4,145,204	3,014,055
Accounts payable	2,484,048	3,998,049
Customer deposits	4,930,354	(2,817,317)
Accrued expenses	1,565,175	(692,322)
Income taxes	445,529	(244,160)

NET CASH FROM OPERATING ACTIVITIES	5,039,559	8,442,635

INVESTING ACTIVITIES
Property and equipment purchases	(5,527,513)	(1,710,395)
Net proceeds from sale of equipment	103,174	111,225
Payment for intangible asset	(216,819)	—
Purchase of equipment dealerships net of cash purchased	(4,950,478)	(12,088,053)

NET CASH USED FOR INVESTING ACTIVITIES	(10,591,636)	(13,687,223)

FINANCING ACTIVITIES
Net change in non-manufacturer floor plan payable	(3,462,099)	(3,094,423)
Proceeds from long-term debt borrowings and subordinated debentures	9,115,964	3,982,662
Proceeds from fixed asset financing-acquisitions	—	1,631,000
Principal payments on long-term debt	(4,183,588)	(909,597)
Net change in subordinated debt interest accrual	24,264	(259,496)
Net change in other long term liabilities	283,109	—
Proceeds from issuance of warrants	—	113,000

NET CASH FROM FINANCING ACTIVITIES	1,777,651	1,463,146

NET CHANGE IN CASH	(3,774,426)	(3,781,442)

CASH AT BEGINNING OF PERIOD	7,572,000	8,671,420

CASH AT END OF PERIOD	$3,797,574	$4,889,978

	Nine Months Ended October 31,
	2007	2006

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year
Income taxes, net of refunds	$2,590,798	$1,634,612
Interest	4,806,047	3,995,016

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends on preferred redeemable stock charged to retained earnings	$76,782	$76,782
Purchase of equipment through issuance of long-term debt	$—	$872,308

Acquisition of agricultural equipment dealership assets in exchange for cash and assumption of liabilities
Accounts receivable	$(1,020,316)	$(22,731)
Inventories	(14,847,239)	(17,047,973)
Property and equipment	(1,398,148)	(1,731,225)
Goodwill	(2,882,770)	(2,371,000)
Floor plan notes payable	8,196,113	7,846,626
Accounts payable	2,858,131	212,661
Long term debt	1,000,000	—
Income taxes payable	176,336	123,548
Deferred income taxes	193,807	396,000
Accrued expenses	347,110	506,041
Issuance of preferred stock	2,426,498	—

Cash paid for dealerships	$(4,950,478)	$(12,088,053)

TITAN MACHINERY INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 -BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended October 31, 2007 are not necessarily indicative of the results that may be expected for the year ended January 31, 2008.  The information contained in the balance sheet as of January 31, 2007 was derived from the Company’s audited financial statements for the year then ended.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Nature of Business

Titan Machinery Inc. is engaged in the retail sale, service and rental of agricultural and industrial machinery through stores in North Dakota, South Dakota, Minnesota, and Iowa.

Redeemable Securities

The Company does not have sole control over the redemption features of our Convertible Preferred stock and therefore classifies all such stock as Redeemable Securities, which is excluded from Stockholders’ Equity. The Company determined the redemption of these instruments to be probable based upon the Company’s decision to file a registration statement and initiate a public offering.  Accordingly, the Company accrued all accumulated dividends on Preferred stock as an increase to Redeemable Securities.

Lease Accounting

The Company periodically purchases equipment from its primary supplier which is subsequently sold to and leased back from a financing group.  The Company records the sale of the equipment at the time units are sold to the financing group.  Under the sale leaseback program, the lease period is four months or less and lease expense is recognized over the leasing period.  The Company recognizes the entire sales transaction and gross profit on these units at the time of sale to the financing group due to the short leaseback period.

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. For the Company, the Statement is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of February 1, 2007.  The adoption of FIN 48 had no impact on the Company’s financial position, results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  This standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This standard applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements.  SFAS No. 157 is effective for the fiscal year beginning after November 15, 2007.  The Company is in the process of evaluating the effect that the adoption of this standard will have on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company is in the process of evaluating the effect that the adoption of this standard will have on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”).  SFAS 141 (Revised) provides additional guidance on improving the relevance, representational faithfulness, and comparability of the financial information that a reporting entity provides in its financial reports about a business combination and its effects.  SFAS 141 (Revised) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is in the process of evaluating the effect that the adoption of this standard will have on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements.  SFAS 160 applies to all entities that prepare consolidated financial statements and have an outstanding noncontrolling interest in one or more subsidiaries.  SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company is in the process of evaluating the effect that the adoption of this standard will have on the Company’s financial statements.

Earnings Per Share

Basic earnings per share were computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the three and nine month periods.  Accumulated preferred dividends, which were unpaid as of October 31, 2007, were subtracted from net income to arrive at income available to common shareholders.

Diluted earnings per share were computed by dividing income available to common shareholders plus assumed conversions by the weighted-average common shares outstanding after adjusting for potential dilution related to the conversion of all dilutive securities into common stock.  All potentially dilutive securities were included in the computation of diluted earnings per share in the current period ending October 31, 2007.

The components of basic earnings per share are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006

Basic - Earnings Per Share
Net Income	$2,714,347	$827,217	$4,943,144	$2,256,954
Less: Amortization of syndication fees	(5,296)	(5,296)	(15,889)	(15,889)
Less: Preferred stock dividends - unpaid	(25,594)	(25,594)	(76,782)	(76,782)
Income available to common shareholders	$2,683,457	$796,327	$4,850,473	$2,164,283

Basic weighted-average shares outstanding	4,345,710	4,344,753	4,345,391	4,344,753

Basic - Earnings Per Share	$0.62	$0.18	$1.12	$0.50

The components of diluted earnings per share are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006

Diluted - Earnings Per Share
Income available to common shareholders	$2,683,457	$796,327	$4,850,473	$2,164,283
Plus: Income impact of assumed conversions
Preferred stock dividends - unpaid	25,594	25,594	76,782	76,782
Preferred stock - amortization of syndication fees	5,296	5,296	15,889	15,889
Interest on convertible debentures net of tax effect	80,581	80,581	241,743	241,743
Income available to common shareholders plus assumed conversions	$2,794,928	$907,798	$5,184,887	$2,498,697

Diluted weighted-average shares outstanding:
Basic weighted-average shares outstanding	4,345,710	4,344,753	4,345,391	4,344,753
Plus: Incremental shares from assumed conversions
Convertible debentures	2,308,648	2,006,667	2,107,327	2,006,667
Convertible preferred shares	790,206	466,673	574,517	466,673
Warrants	168,443	49,103	153,720	43,291
Options	62,824	18,509	57,759	15,297
Diluted weighted-average shares outstanding	7,675,831	6,885,705	7,238,714	6,876,681

Diluted - EPS	$0.36	$0.13	$0.72	$0.36

NOTE 2 -INVENTORIES

	October 31,	January 31,
	2007	2007
New equipment	$88,616,156	$48,431,945
Used equipment	37,200,883	41,913,153
Parts, tires and attachments	17,482,754	14,292,319
Work in process	2,748,854	1,616,445
	$146,048,648	$106,253,862

In addition to the above amounts, the Company has estimated that a portion of its parts inventory will not be sold in the next operating cycle. Accordingly, these balances have been classified as noncurrent assets.  Parts inventory is valued at the lower of average cost or market, and parts inventory not expected to be sold in the next operating cycle has been reported separately. Work in process is valued at the average cost of parts inventory plus the standard cost of labor incurred on service work in process at year end.

NOTE 3 -LINE OF CREDIT

The Company had no amount outstanding on the line of credit at October 31, 2007 and January 31, 2007. The agreement provides for available borrowings of $12,000,000 and carries a variable interest rate of prime minus .25% (7.50% at October 31, 2007) with monthly interest payments due, and has a maturity date of August 1, 2008. The line is secured by substantially all assets of the Company and a personal guaranty - by our chief executive officer.

NOTE 4 -LONG TERM DEBT

	October 31,	January 31,
	2007	2007

Variable rate note payable to Bremer Bank, (8.25% at July 31, 2007), due in monthly installments of $128,500, including interest, to August 2011, secured by substantially all assets and stockholder guarantees	$7,780,122	$5,892,701

Variable rate note payable to CNH, (8.55% at October 31, 2007), due in monthly installments of $28,408 maturing July 2012. Secured by rental fleet equipment. Variable interest rate at prime +.30%	2,048,629	—

6.5% to Aberdeen Equipment Co., principal and interest payment of $34,206 due quarterly, balance due July 13, 2011, unsecured	963,797	—

Variable rate note to CNH,(9.10% at October 31, 2007) monthly payments of $43,142, maturing May 2009, secured by parts. Variable interest rate at prime + 1.6%	819,695	1,164,831

Non-interest bearing note to CNH, monthly payments of $37,434 maturing April 2009, secured by parts. Variable interest rate at CNH schedule 9 cost of funds rate beginning May 2008	723,977	—

Variable rate note payable to Bremer Bank, (8.25% at October 31, 2007), due in monthly installments of $11,742, including interest, to January 2014, secured by substantially all assets and stockholder guarantees	—	750,000

Non-interest bearing note to CNH, monthly payments of $27,147 maturing October 2009, secured by parts. Variable interest rate at CNH schedule 9 cost of funds rate beginning November 2008	651,520	—

Non-interest bearing note to CNH, monthly payments of $50,786, maturing June 2008 secured by parts	406,289	1,126,235

Non-interest bearing note to CNH, monthly payments of $17,974 maturing June 2008 secured by parts	431,380	—

Variable rate notes payable to CNH, (9.00% at October 31, 2007) due in quarterly quarterly installments of $29,986, including interest. Balance due July 2008. Secured by equipment. Variable interest rate at prime + 1.5%	569,734	—

Fixed rate notes payable to Ford Motor Credit, (5.99% to 9.85%) due in monthly installments of $3,803, including interest, to August 2009, secured by vehicles	226,963	268,680

	October 31,	January 31,
	2007	2007

Non-interest bearing note payable under non-compete agreement, due in monthly installments which are capped at $3,333 per month, actual payment calculated from related store profits	216,819	—

Fixed rate note payable to the Northwest Minnesota Foundation, 5.5%, amortized over 10 years, due August, 2009, unsecured	162,329	—

Variable rate notes payable (6.5% to 9.5% at October 31, 2007) to Case Credit, balance due at varying dates through 2010, secured by equipment	131,621	138,000

Fixed rate note payable to Jorene Larson, 6.25%, monthly payments of $3,193, due 4/1/11, unsecured	123,000	—

Variable rate note payable to CNH Capital America LLC, (9.5% at October 31, 2007), through April 2010, payments of $32,252 due annually, secured by equipment	96,758	129,010

Variable interest note payable with related party (8.25% at October 31, 2007. Monthly interest only payments adjusting to Wells Fargo prime. Matures in March 2008	117,000	117,000

Fixed rate note payable to CNH Capital America LLC, 9.75%, quarterly payment of $3,332 due beginning November 2007, balloon due August 2008	66,450	—

Non-interest bearing note payable to Fargo Tractor and Equipment, Inc., due in quarterly installments of $3,750, to January 2009, unsecured	7,500	18,750

Non-interest bearing note payable under non-compete agreement, due in annual installments on March 1 of each year through 2007	—	6,000

	15,543,584	9,611,207
Less current maturities	(4,486,762)	(2,823,609)

	$11,056,822	$6,787,598

Under covenants of the above Bremer Bank note payable and a Bremer Bank floor plan agreement, the Company has agreed, among other things, to (1) obtain written consent from the bank for non-financed fixed asset expenditures greater than $750,000 annually; (2) to comply with equipment and parts inventory turn ratios; (3) obtain written consent from the bank for any distributions; and (4) maintain various financial ratio levels.

Additionally, under covenants of the above note payable with Case Credit Corporation, the Company has agreed, among other things, to maintain various financial ratio levels and to submit certain financial information.

As of October 31, 2007, the Company was in compliance with all of the above covenants.

Long-term debt maturities are as follows:

12 Months Ending October 31,	Amount

2008	$4,486,762
2009	3,371,039
2010	2,508,934
2011	2,902,216
2012	2,257,814
Thereafter	16,819
$15,543,584

NOTE 5 -FLOOR PLAN NOTES PAYABLE

Floor plan notes payable with a bank and manufacturers carry various interest rates ranging from 8.00 percent to 9.5 percent and are secured by substantially all assets of the company and a personal guaranty by our chief executive officer. Repayment terms vary by individual notes, but generally payments are made from sales proceeds or rental revenue from the related inventories.

NOTE 6 -       SUBORDINATED DEBENTURES

	October 31,	January 31,
	2007	2007

10.5% debentures to CNH Capital America, LLC, $7,500,000 available, interest payments due quarterly, balance due April 2012, unsecured, subordinated to bank and manufacturer debt	$7,296,000	$7,248,912

9%-10% debentures to stockholders, interest payments due annually, balance due November 2012,unsecured, subordinated to bank and manufacturer debt (1)	3,350,000	3,350,000

7% debentures to CNH Capital America, LLC, interest payments due annually, balance due November 2012, unsecured,subordinated to bank and manufacturer debt	3,000,000	3,000,000

10.5% debentures to Titan Income Holdings, LLLP, $2,000,000 available, interest payments due quarterly, balance due April 2012, unsecured, subordinated to bank and manufacturer debt (2)	1,719,000	1,705,500

10% debentures to Bernard Smith, former owner of Smith International, interest payments due annually, balance due March 2010, unsecured, subordinated to bank and manufacturer debt	300,000	300,000

10% debentures to former owners of Aberdeen division, interest payments due annually, balance due May 2010, unsecured, subordinated to bank and manufacturer debt	550,000	550,000

9% debentures to Vern Anderson, former owner of Vern Anderson Inc, interest payments due quarterly, balance due December 2010, unsecured, subordinated to bank and manufacturer debt	450,000	450,000

5% debentures to stockholders, interest payments due annually, balance due November 2012, unsecured, subordinated to bank and manufacturer debt (1)	142,424	142,424

	$16,807,424	$16,746,836

(1)  These debentures were issued in January 2003 to the following related parties: David Meyer, Chief Executive Officer $536,965; CI Farm Power, affiliated with Peter Christianson, $1,739,292;  Adam Smith Growth Partners, affiliated with Tony Christianson, a director, $755,000; David Christianson, the brother of Tony and Peter Christianson, $100,000; Adam Smith Activist Fund, LLC, affiliated with Tony Christianson, $196,500; and Earl Christianson, father of Tony and Peter Christianson $164,667.

(2)  The Titan Income Holdings debentures were issued with an offering completed April 2005.  Titan Income Holdings is a limited liability limited partnership in which one of its general partners is Adam Smith Companies,affiliated with Tony Christianson, a director.  Titan Income Holdings were distributed to 15 investors, including Gordon Paul Anderson, a director, who holds a 2.5% interest, and James Irwin, a director, who holds a 4.9% interest through the Irwin Revocable Trust.

Scheduled future maturities of subordinated debentures are as follows: $1,300,000 in the year ending January 31, 2011 and $15,507,424 in the year ending January 31, 2013.

Unpaid principal related to the 9%-10% debentures (2003 Debentures) to stockholders are convertible to common stock at any time through November 2012. The exercise price is $2.50 per share. In addition, the notes may not be paid for any other reason than in connection with the sale of the Company unless warrants to acquire common stock are issued to the extent of the unpaid principal balance on the debentures. The exercise price will be the same as the conversion price in effect to acquire shares of common stock.  In August 2007, the Company entered into a recapitalization agreement with and among the holders of the 2003 Debentures.  The Company has requested that the 2003 Debenture holders voluntarily convert the 2003 Debentures immediately prior (and subject) to the initial public offering.  In order to facilitate the IPO, the Company wishes to effect immediately prior to consummation of the IPO a recapitalization having the holders of the convertible debentures convert the convertible debentures into shares of common stock.  Under the agreement the holders agree that the convertible debentures will be converted into 1,641,981 shares of Common Stock of the Company.  The additional shares issued upon conversion will be expensed at fair value.

The 7% debentures to CNH Capital America, LLC are convertible to common stock at any time through November 2012. The exercise price is $4.50 per share. The notes may not be paid for any other reason than in connection with the sale of the Company unless warrants to acquire common stock are issued to the extent of the unpaid balance on the debentures. The exercise price will be the same as the conversion price in effect to acquire shares of common stock.

NOTE 7 -       COMMON STOCK OPTIONS AND WARRANTS

Common Stock Warrants

In April 2003, the Company issued stock warrants to Cherry Tree Securities, LLC, whose chairman is a director of the Company, for 11,917 shares of common stock at an exercise price of $3.00 per share. The warrants terminate on April 7, 2013.  In August 2004 the Company issued an additional 6,071 stock warrants to Cherry Tree Securities at an exercise price of $3.50 per share.  These warrants terminate on July 1, 2014.

The Company issued stock warrants to an outside party for 115,650 shares of common stock at an exercise price of $3.50 per share. These warrants expire on April 7, 2013.

In January 2006 and March 2006, the Company issued stock warrants to a manufacturer for 160,625 and 80,313 shares of common stock respectively, at an exercise price of $4.50 per share. These warrants expire on April 7, 2013.

The following is a summary of outstanding warrants at October 31, 2007:

Outstanding Warrants
		Exercise	Fair Value
Issue Date	Number	Price	Assigned	Purpose of Issuance
April 2003	11,917	$3.00	$11,200	Facilitate preferred stock issuance
August 2004	6,071	$3.50	$6,600	Facilitate preferred stock issuance
April 2005	115,650	$3.50	$126,000	Subordinated debt financing transaction
January 2006	160,625	$4.50	$175,000	Manufacturer debt transaction
March 2006	80,313	$4.50	$113,000	Manufacturer debt transaction

Outstanding stock warrants are valued using the Black Scholes option pricing model. Assumptions used to value the warrants are similar to those used in valuing the stock options as described below. Warrants issued in conjunction with a debt offering are valued and classified as Additional Paid-In Capital per APB 14 Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.

Stock Options

The Company implemented the 2005 Equity Incentive Plan, a stock-based compensation plan, during the year ended January 31, 2006.  In November 2007, the plan was amended to increase the number of shares available under the plan from 500,000 to 1,000,000 shares. The purpose of the plan is to provide incentive compensation to participants for services that have been or will be performed for continuing as employees or Board of Director members of the Company. Under the plan, the Company may grant options for up to 1,000,000 shares of common stock under all forms of awards including restricted stock. The Company has elected early adoption of SFAS 123(R) to account for the stock options using the fair value method.

The following is a summary of stock option activity for the nine months ended October 31, 2007:

		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Options	Price	Value
Outstanding at January 31, 2007	114,917	$3.93	$204,700

Granted	93,335	7.07	302,200
Exercised	—	—
Forfeited	—	—

Outstanding at October 31, 2007	208,252	$5.34	$506,900

Options exercisable at October 31, 2007	49,086	$4.41	$89,671

The fair value of each option granted is estimated using the Black-Scholes option pricing model. The following assumptions were made in estimating fair value:

Assumption	Fixed Plan
Dividend Yield	0%
Risk-free interest rate	4.0 to 4.9%
Expected life	6 - 10 years
Expected volatility	14 - 22%

Expected volatility is based upon management’s best estimate of the value of the shares based upon the Company’s internal market. The expected life assumptions for options currently granted is based upon the average expected term of service by directors and contractual term of the agreements for employees.

The following is a summary of the status of options outstanding and exercisable at October 31, 2007 under the fixed share-based payment plan:

Outstanding Options				Exercisable Options
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise		Contractual	Exercise		Exercise
Price	Number	Life	Price	Number	Price
$4.00	9,250	9 years	$4.00	9,250	$4.00
4.50	119,002	10 years	4.50	39,836	4.50
7.50	80,000	10 years	7.50	—	7.50

Compensation cost charged to operations under the equity incentive plan for the three months ended October 31, 2007 and 2006 was $14,355 and $0, respectively.  The income tax benefit from all share-based payment arrangements was $5,600 and $0, respectively, for the three month periods ended October 31, 2007, and 2006.  Compensation cost charged to operations under the equity incentive plan for the nine months ended October 31, 2007 and 2006 was $122,355 and $58,107, respectively.  The income tax benefit recognized from all share-based payment arrangements was $47,800 and $22,700, respectively, for the nine month periods ended October 31, 2007, and 2006.  In accordance with Company policy, the shares were issued from a pool of shares reserved for issuance under the plan. As of October 31, 2007, there was $367,900 of unrecognized compensation cost on non-vested awards related to the stock incentive plan. That cost is expected to be recognized over a weighted-average period of 6 years.  Outstanding shares of restricted stock under the plan totaled 10,906 at October 31, 2007.

NOTE 8 -       BUSINESS COMBINATIONS

The Company continued to implement its strategy of consolidating agriculture dealerships in desired market areas. Below is a summary of the acquisitions completed in the nine month period ended October 31, 2007. In certain of the business combination transactions the Company recognized goodwill. Factors contributing to the recognition of goodwill include an evaluation of enterprise value, historical financial performance, estimated industry potential within the market, and, the market territory relationship to other existing and future planned Company locations.  Operating results for each acquisition are included in the Company’s Statement of Operations from the date of acquisition.  Pro forma results are not presented as the acquisitions are not considered material, individually or in aggregate, to the Company.

Red Power International

On August 1, 2007, the Company acquired the assets of the related entities of Red Power International.  The dealerships are located in Minnesota and contiguous to existing markets.  The acquisition expands the Company’s market share in the state. The Company acquired 100% of the common stock of Red Power International, Inc in exchange for 323,533 shares of Series “D” convertible preferred stock issued by the Company.  The transaction was valued at $2.4 million.  The allocation of this purchase price is presented in the table below.  The Company expects the allocation will be finalized during the quarter ending January 31, 2008.

Cash	$176,099
Accounts receivable	907,528
Inventories	6,739,824
Property and equipment	625,463
Goodwill	382,770
$8,831,684

Accounts payable	$224,563
Floorplan notes payable	5,593,369
Other liabilities assumed	587,254
$6,405,186

Aberdeen Equipment, Huron Equipment, and Redfield Equipment

On April 13, 2007, the Company acquired the assets of the related entities of Aberdeen Equipment, Huron Equipment and Redfield Equipment.  The dealerships are located in South Dakota and contiguous to existing markets.  The acquisition expands the Company’s market share in the state.  The total cash purchase price was $4,095,864.  The allocation of this purchase price is presented in the following table:

Accounts receivable	$112,788
Inventories	4,648,779
Property and equipment	600,000
Goodwill	2,500,000
$7,861,567

Accounts payable	$2,383,568
Floorplan notes payable	382,135
Long term debt	1,000,000
$3,765,703

Richland County Implement

On February 20, 2007, the Company acquired the assets of Richland County Implement.  The total cash purchase price was $1,030,713.  Through the acquisition, the Company increased its market share in existing markets in the Wahpeton area and gained control of the New Holland dealership.  The allocation of this purchase price is presented in the following table. The Company expects the allocation will be finalized during the quarter ending January 31, 2008.

Inventories	$3,458,636
Property and equipment	172,685
$3,631,321

Accounts payable	$250,000
Floorplan notes payable	2,220,608
Other liabilities assumed	130,000
$2,600,608

NOTE 9 -       FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is generally defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale. Quoted market prices are generally not available for the Company’s financial instruments. Accordingly, fair values are based on judgments regarding anticipated cash flows, future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates involve uncertainties and matters of judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. As explained in Note 1, actual results could differ from the estimates.

The carrying amount of cash, receivables, payables, short-term debt and other current liabilities approximates fair value because of the short maturity and/or frequent repricing of those instruments. Based upon current borrowing rates with similar maturities, the fair value of the long-term debt approximates the carrying value as of October 31, 2007 and January 31, 2007.

NOTE 10 -     SUBSEQUENT EVENTS

On November 13, 2007, the Company entered into an agreement to purchase the assets of an agricultural equipment dealership in Mandan, North Dakota, for approximately $1.9 million in cash.

On November 26, 2007, Notice of Early Conversion under the recapitalization agreement was given by C.I. Farm Power on a convertible debenture in the aggregate amount of $1.69 million.  The convertible debenture was converted into shares of common stock in accordance with the recapitalization agreement.  As a result of this conversion, the Company will recognize debt conversion costs of $1.2 million in the Company’s quarter ending January 31, 2008.

On December 1, 2007, the Company entered into an agreement to purchase the stock in an agricultural equipment dealership in Grand Forks, North Dakota, for approximately $2.0 million paid for in Titan Machinery common stock.

On December 10, 2007, the holder of 240,938 stock warrants exercised their right to convert such warrants into common stock.  The Company received $1.1 million in proceeds from the holder of these warrants as a result of the exercise.

On December 11, 2007, the Company received approximately $42.0 million (net of underwriter fees of $3.2 million and estimated offering expenses of approximately $1.0 million) as a result of its public offering of approximately 5.4 million shares of common stock priced at $8.50 per share.

On December 11, 2007, the Company, in conjunction with its public offering, converted all outstanding convertible debt (of approximately $4.7 million) and convertible preferred shares (of approximately $3.9 million) into common shares.  As a result of a portion of the $4.7 million of debt converting, the Company will recognize debt conversion costs of $1.2 million in the Company’s quarter ending January 31, 2008.

On December 11, 2007, the Company, in conjunction with its public offering, retired approximately $9.4 million in subordinated debentures using the proceeds from its public offering.  As a result of retiring this debt, the Company will recognize debt repayment costs of $1.1 million in the Company’s quarter ending January 31, 2008.

On January 2, 2008, the Company entered into an agreement to purchase the assets of two related agricultural equipment dealerships in Avoca, Iowa and Greenfield, Iowa, for approximately $3.8 million in cash.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim consolidated financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Registration Statement on Form S-1, as amended, filed in connection with our initial public offering.

Critical Accounting Policies

Our most critical accounting policies, which are those that require significant judgment, include: revenue recognition, inventories, intangible assets and goodwill.  A more in-depth description of these can be found in the Management’s Discussion and Analysis of Financial Condition and Results of Operation and Note 1 of the audited financial statements contained in our Registration Statement on Form S-1, as amended, filed in connection with our initial public offering.

Overview

We own and operate one of the largest networks of full service agricultural and construction equipment stores in North America. We are the world’s largest retail dealer of Case IH Agriculture equipment and a major retail dealer of New Holland Agriculture, Case Construction and New Holland Construction equipment in the U.S. We sell and rent agricultural and construction equipment, sell parts, and service the equipment operating in the areas surrounding our stores.

Our net income was $2.7 million or $0.36 per diluted share in the quarter ended October 31, 2007, compared to $0.8 million or $0.13 per diluted share in the quarter ended October 31, 2006.  Significant factors impacting the quarter were:

•                  Strong revenue growth due to acquisitions, same-store sales and a successful manufacturer leasing program;

•                  Increase in gross profits due to increased revenues; gross profit margin percent decrease due to higher sales mix of equipment relative to higher gross margin parts and service revenue; and

•                  Operating expenses were lower as a percentage of sales and increased in total dollars.

Results of Operations

Comparative financial data for each of our four sources of revenue are expressed below. The results for these periods include the operating results of the acquisitions made during these periods. The period-to-period comparisons included below are not necessarily indicative of future results (dollars in thousands):

	Three Months Ended October 31,			Nine Months Ended October 31,
	2007	2006	% Change	2007	2006	% Change
Equipment
Revenue	$103,372	$57,997	78.2	$225,854	$153,085	47.5
Cost of revenue	93,799	53,270	76.1	204,332	139,462	46.5
Gross profit	$9,573	$4,727	102.5	$21,522	$13,623	58.0

Parts
Revenue	$18,384	$12,945	42.0	$45,560	$34,174	33.3
Cost of revenue	13,652	8,820	54.8	33,668	24,496	37.4
Gross profit	$4,732	$4,125	14.7	$11,892	$9,678	22.9

Service
Revenue	$7,897	$5,960	32.5	$20,939	$16,467	27.2
Cost of revenue	2,843	2,183	30.2	7,731	6,137	26.0
Gross profit	$5,054	$3,777	33.8	$13,208	$10,330	27.9

Other, including trucking and rental
Revenue	$2,518	$2,247	12.1	$5,457	$4,890	11.6
Cost of revenue	1,493	1,638	(8.9)	3,534	3,566	(0.9)
Gross profit	$1,025	$609	68.3	$1,923	$1,324	45.2

The following table sets forth our statements of operations data expressed as a percentage of net revenue for the periods indicated (unaudited):

	Three Months Ended October 31		Nine Months Ended October 31,
	2007	2006	2007	2006
Revenue
Equipment	78.2%	73.3%	75.9%	73.4%
Parts	13.9%	16.4%	15.3%	16.4%
Service	6.0%	7.5%	7.0%	7.9%
Other, including trucking and rental	1.9%	2.8%	1.8%	2.3%
Total revenue	100%	100%	100%	100%

Cost of Revenue
Equipment	71.0%	67.3%	68.6%	66.9%
Parts	10.3%	11.1%	11.3%	11.7%
Service	2.2%	2.8%	2.6%	2.9%
Other, including trucking and rental	1.1%	2.1%	1.2%	1.7%
Total cost of revenue	84.6%	83.3%	83.7%	83.2%

Gross profit	15.4%	16.7%	16.3%	16.8%

Operating expenses	10.9%	13.2%	12.0%	13.2%

Income from operations	4.5%	3.6%	4.3%	3.6%

Three Months Ended October 31, 2007 Compared to Three Months Ended October 31, 2006

Revenue

	Three months ended October 31, 2007	Three months ended October 31, 2006	Increase	Percent change
	(dollars in thousands)
Total revenue	$132,171	$79,149	$53,022	67.0%
Equipment	$103,372	$57,997	$45,375	78.2%
Parts	$18,384	$12,945	$5,439	42.0%
Service	$7,897	$5,960	$1,937	32.5%
Other, including trucking and rental	$2,518	$2,247	$271	12.1%

The increase in revenue for the three months ended October 31, 2007 was due to the following three items impacting the current quarter results and not the prior year: acquisitions contributing to current period revenue, sales associated with a special manufacturer leasing program, and same-store sales growth.  Acquisitions contributed $18.1 million in total revenue or 34.2% of the increase while the lease sales totaled $16.0 million, or 30.0% of the increase.  The remaining increase of $18.9 million is attributable to same-store sales growth of 24.0%, which is reflective of the strong market for our products and our growing market share.

Cost of Revenue

	Three months ended October 31, 2007	Three months ended October 31, 2006	Increase	Percent change
	(dollars in thousands)
Total cost of revenue	$111,787	$65,911	$45,876	69.6%
Equipment	$93,799	$53,270	$40,529	76.1%
Parts	$13,652	$8,820	$4,832	54.8%
Service	$2,843	$2,183	$660	30.2%
Other, including trucking and rental	$1,493	$1,638	$(145)	(8.9)%

The increase in cost of revenue for the three months ended October 31, 2007 was primarily due to the increased revenue.  Acquisitions contributed $14.9 million to the cost of revenue for the three months ending October 31, 2007, while the leasing program added another $14.4 million, which was 36.8% and 35.6%, respectively, of the total increase in cost of revenue.  The remainder of the increase is reflective of the increase in same-store sales.  As a percentage of revenue, cost of revenue was 84.6% for the third quarter of fiscal 2008, compared to 83.3% for the third quarter of fiscal 2007. This percentage of revenue increase was attributable to growth in lower margin equipment revenue relative to parts and services revenue.

Gross Profit

	Three months ended October 31, 2007	Three months ended October 31, 2006	Increase/ Decrease	Percent change
	(dollars in thousands)
Total gross profit	$20,384	$13,238	$7,146	54.0%
Equipment	$9,573	$4,727	$4,846	102.5%
Parts	$4,732	$4,125	$607	14.7%
Service	$5,054	$3,777	$1,277	33.8%
Other, including trucking and rental	$1,025	$609	$416	68.3%

The $7.1 million increase in gross profit for the three months ended October 31, 2007 was primarily due to the increased revenue.  Acquisitions contributed $3.2 million to gross profit for the three months ending October 31, 2007, which was 45.1% of the total increase in gross profit while the leasing sales transactions added another $1.6 million.  Same-store gross profits provided the remainder of the gross profit improvement during the third quarter of fiscal 2008 primarily due to the increase in same-store sales.  Gross profit margins were 15.4% for the third quarter of fiscal 2008, compared to 16.7% for the third quarter of fiscal 2007.  This percentage decrease was attributable to growth in lower margin equipment revenue relative to parts and services revenue.

Operating Expenses

	Three months ended October 31, 2007	Three months ended October 31, 2006	Increase	Percent change
	(dollars in thousands)
Operating expenses	$14,380	$10,412	$3,968	38.1%

The increase in operating expenses was primarily due to the additional costs associated with acquisitions. As a percentage of total revenue, operating expenses decreased to 10.9% for the third quarter of fiscal 2008 from 13.2% for the third quarter of fiscal 2007.   This decrease was primarily driven by the strong sales in the current third quarter resulting in improved fixed operating expense utilization as a percentage of sales.

Other Income (Expense)

	Three months ended October 31, 2007	Three months ended October 31, 2006	Increase/ Decrease	Percent change
	(dollars in thousands)
Interest and other income	$120	$105	$15	14.3%
Floorplan interest	$(974)	$(969)	$(5)	0.5%
Interest expense	$(691)	$(523)	$(168)	32.1%

Our floor plan interest expense for the three months ended October 31, 2007 increased marginally over the same period of the prior year.  This increase was due to increased levels of floor plan notes payable but was substantially offset by a higher percentage of these short-term notes being non-interest bearing.  The increase in interest expense was due to additional long-term debt incurred primarily in connection with acquisitions.

Provision for Income Taxes

	Three months ended October 31, 2007	Three months ended October 31, 2006	Increase	Percent change
	(dollars in thousands)
Provision for income taxes	$(1,745)	$(612)	$(1,133)	185.1%

The effective tax rate as a percentage of income before taxes decreased to 39.1% for the three months ended October 31, 2007 from 42.5% for the three months ended October 31, 2006. Our effective tax rate reflects the full federal and state statutory rates on taxable income.  The variation in the effective tax rate reflects the changing mix of sales made in states with different tax rates.

Nine Months Ended October 31, 2007 Compared to Nine Months Ended October 31, 2006

Revenue

	Nine months ended October 31, 2007	Nine months ended October 31, 2006	Increase	Percent change
	(dollars in thousands)
Total revenue	$297,810	$208,616	$89,194	42.8%
Equipment	$225,854	$153,085	$72,769	47.5%
Parts	$45,560	$34,174	$11,386	33.3%
Service	$20,939	$16,467	$4,472	27.2%
Other, including trucking and rental	$5,457	$4,890	$567	11.6%

The increase in revenue for the nine months ended October 31, 2007 was primarily due to the following three items causing the current nine month results to increase over the prior year: acquisitions contributing to current period revenue, sales associated with a special manufacturer leasing program, and same-store sales growth.  The acquisitions contributed $39.7 million in total revenue or 44.5% of the increase while the lease program transactions totaled $16.0 million, or 17.9%. The remaining increase of $33.5 million is attributable to same-store sales growth of 18.2%, which is reflective of the strong market for our products and our growing market share.

Cost of Revenue

	Nine months ended October 31, 2007	Nine months ended October 31, 2006	Increase	Percent change
	(dollars in thousands)
Total cost of revenue	$249,265	$173,661	$75,604	43.5%
Equipment	$204,332	$139,462	$64,870	46.5%
Parts	$33,668	$24,496	$9,172	37.4%
Service	$7,731	$6,137	$1,594	26.0%
Other, including trucking and rental	$3,534	$3,566	$(32)	(0.9)%

The increase in cost of revenue for the nine months ended October 31, 2007 was primarily due to the increased revenue.  Acquisitions contributed $32.6 million to the cost of revenue for the current nine month period, while the leasing program added another $14.4 million, which is 43.1% and 19.0%, respectively, of the total increase in cost of revenue from the same prior fiscal period.  The remainder of the increase is reflective of the increase in same-store sales.  As a percentage of revenue, cost of revenue was 83.7% in fiscal 2008, compared to 83.2% in fiscal 2007. This percentage of revenue increase was attributable to growth in the lower margin equipment revenue relative to parts and services revenue.

Gross Profit

	Nine months ended October 31, 2007	Nine months ended October 31, 2006	Increase	Percent change
	(dollars in thousands)
Total gross profit	$48,545	$34,955	$13,590	38.9%
Equipment	$21,522	$13,623	$7,899	58.0%
Parts	$11,892	$9,678	$2,214	22.9%
Service	$13,208	$10,330	$2,878	27.9%
Other, including trucking and rental	$1,923	$1,324	$599	45.2%

The $13.6 million increase in gross profit for the nine months ended October 31, 2007 compared to the same prior year period was primarily due to increased revenue.  Acquisitions contributed $7.1 million to gross profit for the current nine month period, which is 52.2% of the total increase in cost of revenue while the leasing sales program added another $1.6 million.  Same-store gross profits provided the remainder of the gross profit improvement primarily due to the increase in same-store sales.  Gross profit margins were 16.3% for the current nine month period compared to 16.8% in the prior nine month period.  This percentage decrease is attributable to the growth in lower margin equipment revenue relative to parts and services revenue.

Operating Expenses

	Nine months ended October 31, 2007	Nine months ended October 31, 2006	Increase	Percent change
	(dollars in thousands)
Operating expenses	$35,833	$27,463	$8,370	30.5%

The increase in operating expenses for the nine months ended October 31, 2007 was primarily due to the additional costs associated with acquisitions. As a percentage of total revenue, operating expenses decreased to 12.0% for the current nine month period from 13.2% for the nine month period in the prior year.  This decrease was primarily driven by the strong sales in the current year resulting in improved fixed operating expense utilization as a percentage of sales.

Other Income (Expense)

	Nine months ended October 31, 2007	Nine months ended October 31, 2006	Increase	Percent change
	(dollars in thousands)
Interest and other income	$204	$308	$(104)	(33.8)%
Floorplan interest expense	$(2,805)	$(2,436)	$(369)	15.1%
Interest expense	$(1,955)	$(1,593)	$(362)	22.7%

Floor plan interest expense increased $0.4 million for the nine months ended October 31, 2007 due to higher levels of floor plan debt in the current fiscal year compared to that of the prior year.  The higher floor plan debt is driven by increased equipment inventory levels resulting from acquisitions.  The $0.4 million increase in interest expense was due to additional long-term debt incurred primarily in connection with acquisitions.

Provision for Income Taxes

	Nine months ended October 31, 2007	Nine months ended October 31, 2006	Increase	Percent change
	(dollars in thousands)
Provision for income taxes	$(3,213)	$(1,514)	$(1,699)	112.2%

The effective tax rate as a percentage of income before taxes decreased to 39.4% for the nine months ended October 31, 2007 from 40.1% for the same nine months of the prior year.  Our effective tax rate reflects the full federal and state statutory rates on taxable income.  The variation in the effective tax rate reflects the changing mix of sales made in states with different tax rates.

Liquidity and Capital Resources

Cash Flow from Operating Activities

For the nine months ended October 31, 2007, our cash flow provided by operating activities was $5.0 million.  Our cash flows from operations were primarily the result of our reported net income of $4.9 million, an increase in floor plan notes of $4.1 million, an increase in customer deposits of $4.9 million, an increase in accounts payable and accrued expenses of $4.0 million and an add back of non-cash depreciation and amortization of $1.6 million.  This amount was principally offset by an increase in receivables of $7.8 million and an increase in inventories of $7.0 million.

For the nine months ended October 31, 2006, our cash flow provided by operating activities was $8.4 million.  Our cash flows from operations were primarily the result reported net income of $2.3 million, a decrease in inventories of $5.8 million, an increase in floor plan notes of $3.0 million and an increase in accounts payable of $4.0 million.  This amount was principally offset by an increase in receivables of $3.8 million and a decrease in customer deposits of $2.8 million.

Cash Flow from Investing Activities

For the nine months ended October 31, 2007, cash used for investing activities was $10.6 million.  Our cash used for investing activities primarily consisted of equipment dealership purchases (net of cash purchased) of $5.0 million and purchases of property and equipment for $5.5 million.

For the nine months ended October 31, 2006, cash used for investing activities was $13.7 million.  Our cash used for investing activities primarily consisted of equipment dealership purchases (net of cash purchased) of $12.1 million and purchases of property and equipment for $1.7 million.

Cash Flow from Financing Activities

For the nine months ended October 31, 2007, cash provided by financing activities was $1.8 million.  Cash provided by financing activities was primarily the result of proceeds from long-term debt borrowings and subordinated debentures of $9.1 million.  Partially offsetting the cash provided by financing activities were principal payments on long-term debt of $4.2 million and a decrease in the net change in non-manufacturer floor plan payables of $3.5 million.

For the nine months ended October 31, 2006, cash provided by financing activities was $1.5 million.  Cash provided by financing activities was primarily the result of proceeds from long-term debt borrowings and subordinated debentures of $4.0 million and proceeds from fixed asset financing related to acquisitions of $1.6 million.  Partially offsetting the cash provided by financing activities were principal payments on long-term debt of $0.9 million and a decrease in the net change in non-manufacturer floor plan payables of $3.1 million.

Sources of Liquidity

Our primary sources of liquidity are cash flow from operations, proceeds from our public offering, proceeds from the issuance of debt and our borrowings under the Bremer, CNH Capital, and GE credit facilities. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources.

Adequacy of Capital Resources

Our primary uses of cash have been to fund our strategic acquisitions, finance the purchase of inventory, meet debt service requirements and fund operating activities, working capital, payments due under building space operating leases and manufacturer floor plan payable.

Based on our current operational performance, we believe our cash flow from operations, the proceeds from our public offering, available cash and available borrowings under the existing credit facilities will adequately provide our liquidity needs for, at a minimum, the next 12 months.

Certain Information Concerning Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. In the normal course of our business activities, we lease rental equipment under operating leases.

Information Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such “forward-looking” information is included in this Form 10-Q, including the MD&A section, as well as in our Registration Statement on Form S-1, as amended, that was filed with the Securities and Exchange Commission, and in other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company).

Forward-looking statements include all statements based on future expectations and specifically include, among other things, all statements relating to our beliefs that our market share is growing and our expectations and beliefs with respect to the uses and adequacy of our capital resources.  Any statements that are not based upon historical facts, including the outcome of events that have not yet occurred and our expectations for future performance, are forward-looking statements.  The words “potential,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,”  “will,” “plan,” “anticipate,” and similar words and expressions are intended to identify forward-looking statements.  Such statements are based upon the current beliefs and expectations of our management.  Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.  These risks and uncertainties include our ability to successfully implement our acquisition strategy and successfully integrate newly-acquired dealerships, the accuracy of management’s estimates and beliefs regarding the strength of the agriculture and construction industries within our geographic footprint, and the accuracy of management’s beliefs with respect to the uses and adequacy of our capital resources, as well as those matters identified and discussed in our Registration Statement on Form S-1, as amended, filed in connection with our initial public offering under the section titled “Risk Factors”.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices such as interest rates. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. During fiscal 2007, we renegotiated and/or signed several new credit facilities. Many of these credit agreements are floating rate facilities now containing minimum rates of interest to be charged. We have also entered into fixed rate financing. Based upon balances and interest rates as of October 31, 2007, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $561,000. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $561,000. At October 31, 2007, we had variable rate floorplan notes payable of $111.7 million, of which approximately $44.6 million was interest-bearing, variable notes payable and long-term debt of $11.6 million, and fixed rate notes payable and long-term debt of $20.8 million.

Our policy is not to enter into derivatives or other financial instruments for trading or speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

(a)                               Evaluation of disclosure controls and procedures. After evaluating the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (“the Exchange Act”) as of the end of the period covered by this quarterly report, our chief executive officer and chief financial officer with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information that is required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities Exchange Commission. Our chief executive officer and chief financial officer with the participation of the Company’s management, have also concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

Based on evaluations occurring prior to the end of the period covered by this quarterly report, our chief executive officer and chief financial officer concluded that certain internal control deficiencies existed.  In light of these deficiencies, management took the actions discussed below prior to and during the third quarter to address such deficiencies.

(b)                               Changes in internal controls. During the nine months ended October 31, 2007, we have taken the actions set forth below that management believes appropriately address past control deficiencies.

1.     The Company strengthened its accounting close procedures to ensure timely and proper general ledger reconciliations and to include numerous review activities including the formation of a Disclosure Committee.  The Company also engaged the services of our independent auditors to conduct an Agreed Upon Procedures engagement to analyze our current quarter-end closing procedures.

2.     The Company directed appropriate accounting personnel to pursue continuing education and training to improve their skill and abilities and to become more qualified in the financial reporting function.

3.     The Company hired a chief accounting officer.

4.     The Company engaged external consultants to provide recommendations to improve our processes and internal control structure.

Except as otherwise described herein, there has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) as promulgated by the Securities and Exchange Commission under the Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS

We are currently not a party to any material pending legal proceedings.

ITEM 1A.           RISK FACTORS

In addition to the other information set forth in this Quarterly Report, including the important information in the “Information Regarding Forward-Looking Statements” section, you should carefully consider the “Risk Factors” discussed in our Registration Statement on Form S-1, as amended, as filed with the United States Securities and Exchange Commission on December 5, 2007.  Those factors, if they were to occur, could cause our actual results to differ materially from those expressed in our forward-looking statements in this Quarterly Report, and materially adversely affect our financial condition or future results.  Although we are not aware of any other factors that we currently anticipate will cause our forward-looking statements to differ materially from our future actual results, or materially affect the Company’s financial condition or future results, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.

There have been no material changes to the risk factors described in our Registration Statement on Form S-1 as amended, filed in connection with our initial public offering.

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 1, 2007, we issued an aggregate of 323,533 shares of Series D Preferred Stock to individuals affiliated with Red Power International, Inc., each of whom is an accredited investor, in connection with our acquisition of Red Power’s Case IH and New Holland dealership in Crookston, Minnesota.  We believe the transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and Regulation D promulgated thereunder, based on the limited number of offerees in the offering, representations and warranties made by the offerees in the particular transactions, or the identity of such offerees as accredited investors.

On December 11, 2007, we closed the initial public offering of our common stock, pursuant to which we sold 5,442,395 shares of our common stock and selling stockholders sold 1,457,605 shares.  We filed a Registration Statement on Form S-1 in connection with the IPO (SEC File No. 333-145526) that was declared effective on December 6, 2007, as well as a Registration Statement on Form S-1 relating to an increase in the proposed maximum aggregate offering price (SEC File No. 333-147859).  We received net proceeds, after expenses, from the IPO of approximately $42 million. Offering expenses related to the IPO included an underwriting discount of approximately $3.2 million and other offering expenses of approximately $1.0 million.  We used $441,027 of the proceeds from the IPO to pay accrued cash dividends upon the conversion of all of our outstanding preferred stock, $142,424 to repay subordinated debentures, and $7.5 million to repay the subordinated note issued to CNH Capital issued January 31, 2006.  We intend to use the remaining proceeds from the IPO  to fund potential acquisitions of CNH agricultural and construction equipment dealerships and for general corporate purposes, including working capital needs.

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.              OTHER INFORMATION

On January 10, 2008, the Company’s Compensation Committee approved the Titan Machinery Inc. Fiscal 2009 Non-Employee  Director Compensation Plan.  The plan provides for a $20,000 annual cash retainer, an annual grant of $20,000 of restricted stock priced as of the last day of the prior fiscal year with one-year vesting period and a requirement to hold such shares of stock until no longer serving as a director of the Company, a $1,000 cash fee per board or committee meeting attended in person ($500 for teleconferences), and the reimbursement of reasonable expenses incurred in connection with serving as a director of the Company.  This plan replaces in its entirety the Titan Machinery Inc. Non-Employee Director Compensation Plan filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1, as amended, filed in connection with the Company’s initial public offering.  A copy of the plan is attached as Exhibit 10.1 to this Quarterly Report and the terms of the plan are incorporated by reference into this Item 5 as if fully set forth herein.

On January 10, 2008, the Company’s Compensation Committee approved the Titan Machinery Inc. Fiscal 2008 Executive Bonus Plan.  The plan provides for a cash bonus to the Company’s named executive officers of up to 200% of our Chief Executive Officer’s and President and Chief Financial Officer’s annual base salaries and up to 70% of our Vice President, Finance and Treasurer’s annual base salary if certain company financial targets and individual performance goals are met.  A copy of the plan is attached as Exhibit 10.2 to this Quarterly Report and the terms of the plan are incorporated by reference into this Item 5 as if fully set forth herein.

ITEM 6.              EXHIBITS

(a)         Exhibits - See Exhibit Index on page following signatures

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  January 11, 2008

TITAN MACHINERY INC.

By	/s/ Peter J. Christianson
Peter J. Christianson
President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

TITAN MACHINERY INCORPORATED

FORM 10-Q

Exhibit No.	Description
**10.1	Titan Machinery Inc. Fiscal 2009 Non-Employee Director Compensation Plan
**10.2	Titan Machinery Inc. Fiscal 2008 Executive Bonus Plan
**31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**Filed herewith