Form 10-K
period 2008-01-31
Titan Machinery Inc.
filed 2008-04-28
CIK 1409171

Use these links to rapidly review the document
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 31, 2008

Commission File No. 000-1409171

TITAN MACHINERY INC.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	No. 45-0357838 (IRS Employer Identification No.)
4876 Rocking Horse Circle Fargo, ND 58104-6049 (Address of Principal Executive Offices)
(701) 356-0130 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.00001 Par Value

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of our common stock held by non-affiliates as of April 10, 2008 was approximately $167,337,230 (based on the last sale price of $22.11 per share on such date as reported on the Nasdaq Global Market).

         The number of shares outstanding of the registrant's common stock as of April 10, 2008 was: Common Stock, $0.00001 par value, 13,443,810 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant's 2008 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report.

We make available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act on our web site, http://www.titanmachinery.com, as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. We are not including the information on our web site as a part of, or incorporating it by reference into, our Form 10-K.

i

ITEM 1.    BUSINESS

Our Company

Overview

        We own and operate what we believe is one of the largest networks of full service agricultural and construction equipment stores in North America. Based upon information provided to us by CNH Global N.V. or its U.S. subsidiary CNH America LLC, collectively referred to in this Form 10-K as CNH, we are the world's largest retail dealer of Case IH Agriculture equipment and a major retail dealer of New Holland Agriculture, Case Construction and New Holland Construction equipment in the U.S. We sell and rent agricultural and construction equipment, sell parts, and service the equipment in the areas surrounding our stores.

        The agricultural equipment we sell and service includes machinery and attachments for uses ranging from large-scale farming to home and garden use. The construction equipment we sell and service includes heavy construction and light industrial machinery for commercial and residential construction, road and highway construction and mining. We engage in four principal business activities:

  •
  new and used equipment sales;

  •
  parts sales;

  •
  repair and maintenance services; and

  •
  equipment rental and other activities.

        The new equipment and parts we sell are supplied primarily by CNH. CNH is a leading manufacturer and supplier of agricultural and construction equipment, primarily through the Case IH Agriculture, New Holland Agriculture, Case Construction and New Holland Construction brands. We acquire used equipment for resale through trade-ins from our customers and selective purchases. We also sell parts and provide in-store and on-site repair and maintenance services. We also rent equipment and provide other ancillary services such as equipment transportation, GPS signal subscriptions and finance and insurance products.

        We offer our customers a one-stop solution by providing equipment and parts sales, repair and maintenance services and rental functions in each store. Our full service approach provides us with multiple points of customer contact and substantial cross-selling opportunities. We believe our mix of equipment and recurring parts and service sales enables us to operate effectively throughout economic cycles. We also believe our significant scale, superior customer service, diverse and stable customer base, proven management reporting system and experienced management team provide us with a competitive advantage in many of our local markets.

        Throughout our 28-year operating history we have built an extensive, geographically contiguous network of 39 full service stores and two outlet stores. Our agricultural equipment stores are located in highly productive farming regions, including the Red River valley in eastern North Dakota and northwestern Minnesota and western portions of the corn belt in Iowa, eastern South Dakota and southern Minnesota. Our construction equipment stores operate in markets where we also sell agriculture equipment and are located close to the growing regional trade centers of Fargo and Bismarck, North Dakota, and Rapid City and Sioux Falls, South Dakota, as evidenced by the increase in GDP for each area for the years 2001 through 2005 as reported by the Bureau of Economic Analysis of the U.S. Department of Commerce.

        Our executives have extensive industry experience. David Meyer, our Chairman and Chief Executive Officer, founded our company in 1980. In 2002, we acquired two stores owned by C.I. Farm Power, Inc., a business owned by our President and Chief Financial Officer, Peter Christianson, which he co-founded in 1988. Based on our collective industry experience, we developed the Titan Operating

Model, which combines management accountability and decision-making at the store level with centralized, back-office support. In addition, our executives work closely with our store managers to develop the managers' industry knowledge and ensure these managers achieve operational excellence in line with our management philosophy.

        We have a history of successful growth through acquisitions. Since January 1, 2003, we have completed 17 acquisitions consisting of 34 stores operating in four states, including three acquisitions consisting of four stores completed since our initial public offering on December 11, 2007. We have a well-established track record of successfully integrating acquired stores through the Titan Operating Model, retaining acquired-store employees and maintaining acquired-store customer relationships. We expect that acquisitions will continue to be an important component of our growth.

Industry Overview

Agricultural Equipment Industry

        Agricultural equipment is purchased primarily for the production of food, fiber, feed grain and renewable energy. It is also purchased for home and garden applications and maintenance of commercial, residential and government properties. IBISWorld data reports that total revenue for U.S. farm and garden equipment dealers was $51.8 billion in 2006 and is projected to grow to $53.5 billion by 2012, as adjusted for inflation. Deere & Company, CNH and AGCO Corporation are the largest global manufacturers and supply a full line of equipment and parts that address the primary machinery requirements of farmers. In 2007, revenue from agriculture operations was $12.1 billion for Deere & Company, $9.9 billion for CNH and $6.8 billion for AGCO. In addition to the major manufacturers, several short-line manufacturers produce specialized equipment that addresses regional and niche requirements of farmers. Agricultural equipment manufacturers typically grant dealers in the U.S. authorized store locations, not exclusive territories, to distribute their products.

        According to IBISWorld reports, there are many factors that influence demand for agricultural equipment, parts and repair and maintenance services, including commodity prices, interest rates, general economic conditions and weather. Conditions can fluctuate drastically in a short time period, creating volatility in demand, especially for equipment, in a given year. Government subsidies also influence demand for agricultural equipment. Legislation, most notably the U.S. Farm Bill and the Farm Security and Rural Investment Act of 2002, attempts to stabilize the agriculture industry through USDA subsidies. USDA subsidies include (i) commodity programs consisting of direct, counter-cyclical and price support payments to farmers; (ii) conservation programs; and (iii) disaster relief programs. In 2006, total USDA subsidies in the U.S. equaled $13.4 billion dollars, with $2.8 billion paid to farmers in the states in which we operate stores: Iowa, Minnesota, North Dakota and South Dakota. We believe USDA subsidies reduce financial volatility and help ensure that farmers operate their farms and equipment during economic down cycles, thus stabilizing demand for equipment, replacement parts and repair and maintenance services.

        Currently, the USDA reports that U.S. farmers are enjoying historically strong economic fundamentals. U.S. annual net farm income since 2000 has averaged $61.1 billion, compared to average annual net farm income during the 1990s of approximately $48 billion, as adjusted for inflation. In 2007, U.S. net farm income was $88.6 billion and the USDA projects this amount to grow to $99.4 billion by 2017, as adjusted for inflation. In addition, farm balance sheets are strong, with the average debt-to-asset ratio for U.S. farmers in 2007 equal to 9.9%, the lowest level since the late 1950s.

        Growing global demand for agricultural commodities is primarily responsible for the current and projected strength of the U.S. farm economy. Many factors are contributing to growth in demand, including rapid expansion of ethanol and biodiesel production throughout the world and the growing economies of developing countries, most notably India and China. According to the USDA, in 2006, 2.2 billion bushels of corn, approximately 20.4% of the total U.S. crop, were used for ethanol production. The USDA has stated that in 2007, the ethanol industry's consumption of corn is projected to grow 58% to 3.4 billion bushels, or 27% of the U.S. crop, and continue to grow to 4.9 billion bushels of corn by 2010. These large increases in ethanol production increase the demand for, and prices of, farm land and commodities. In addition, we believe the growing economies of developing countries will continue to increase demand for agricultural products.

Construction Equipment Industry

        Construction equipment is purchased primarily for commercial, residential and infrastructure construction, as well as for demolition, maintenance, mining, energy production and forestry operations. The market for construction equipment is larger than the market for agricultural equipment and is segmented across multiple categories including earth moving, lifting, light industrial, asphalt and paving, and concrete and aggregate equipment. IBISWorld data reports that total revenue for U.S. construction equipment dealers was $72.4 billion in 2006 and is projected to grow to $78.3 billion by 2012, as adjusted for inflation. We believe Caterpillar, Inc., Komatsu Ltd., Deere & Company, CNH and Ingersoll-Rand Co. Ltd. are the largest global manufacturers of construction equipment. According to IBISWorld data in 2007, these companies generated revenue from their construction operations of $42.0 billion for Caterpillar, $18.4 billion for Komatsu, $5.0 billion for Deere & Company, and $5.0 billion for CNH. As in the agricultural equipment market, distribution of construction equipment in the U.S. is executed primarily by manufacturer authorized dealers; however, manufacturers' dealership agreements in the construction industry typically assign exclusive distribution territories.

        Construction machinery is generally divided into heavy and light subgroups. Heavy machinery includes large wheel loaders, large tracked excavators, crawler dozers, motor graders and articulated haul trucks. Light machinery includes backhoe landscape tractors, forklifts, compact excavators and skid steers. Heavy machinery is generally purchased by construction companies, municipalities, local governments, rental fleet owners, quarrying and mining companies, waste management companies and forestry-related organizations. Typically, light machinery is purchased by contractors, rental fleet owners, landscapers, logistics companies, farmers and recreational users. Although demand for construction equipment is affected by weather and seasonal factors, it is usually less susceptible to seasonal changes than the agricultural equipment industry.

        CNH and industry reports show demand for construction equipment in our markets is driven by several factors, one of which is public infrastructure spending, including roads and highways, sewer and water, as well as by public and private expenditures for the energy and mining industries. Data prepared by the U.S. Department of Transportation shows that Federal Highway Administration allocations to public infrastructure spending in the states in which we do business—Iowa, Minnesota, North Dakota and South Dakota—will increase from $1.3 billion, or 3.9% of federal funding, in 2005 to $1.6 billion, or 4.3% of federal funding, in 2009, as adjusted for inflation. Our business is also influenced by public and private expenditures for the energy and mining industries in the areas in which we operate. Demand for fossil fuels, as well as metals and other commodities, has grown considerably in recent years. We expect to benefit from the need for equipment to establish the infrastructure necessary to extract these natural resources, particularly in North Dakota, as consumer and wholesale consumption accelerates.

Titan Operating Model

        We believe the Titan Operating Model is a key element to our continued success. Through the Titan Operating Model, we empower leadership and share best practices at the store level while realizing efficiencies at the corporate level. We believe exceptional customer service is most efficiently delivered through accountable store employees who are supported by centralized administrative, finance and marketing functions. By managing our business as a network of independent stores supported by a centralized, shared resources group, we ensure coordination of the entire enterprise while promoting local business relationships on a store-by-store basis.

Strong Stores

        Each of our stores is run by a store manager who is reviewed and compensated based on the store's achievement of revenue, profitability, market share and balance sheet objectives. Also, each store is typically staffed by a parts manager, a service manager and field marketers, all of whom report directly to the store manager. Under our operating model, decision-making for customer-related issues is decentralized, with each store manager responsible for matters such as the type of equipment to stock, equipment pricing, customer credit approvals, staffing levels and customer satisfaction. This operating model enables each trained and motivated store manager to concentrate on customers' equipment, parts and service needs, while our shared resources group manages the administrative functions of the store. We believe customers in our industry view store managers and sales and service personnel as important partners in operating their businesses. Therefore, we believe developing and supporting strong store managers enables us to grow same-store sales through fostering new relationships and further developing existing relationships with our customers. In addition, we believe other regional operators that choose to centralize customer-related decisionmaking at the corporate level risk undermining the partnership many customers seek to build with their dealer.

Shared Resources

        Our shared resources group provides a range of services to support our stores, including warranty and service administration, information technology support, administration, marketing campaigns, human resources management, finance and insurance, central purchasing, accounting, data administration and cash management. We believe these functions can be run more efficiently when combined and provide more sophisticated tools to our store managers than an independent dealership could support alone. We maintain accountability on a daily basis through our management reporting systems, which provide data on key operational and financial metrics, as well as monthly reviews of financial performance. We believe the services provided by our shared resources group enables our stores to achieve a higher level of customer service by freeing them from certain general and administrative functions and a more competitive market presence at a lower cost than would be feasible if our stores operated independently. Furthermore, as we acquire new stores, we believe the shared services required to support these stores will grow at a lower rate than our overall growth in store count.

Management Development and Succession Planning

        Our executives work closely with our store managers and mid-level corporate managers to ensure the managers benefit from our executives' industry knowledge and execute operational excellence in line with our management philosophy. We also conduct formal store manager meetings every month to assess operational and financial objectives, develop near-term strategies and share best practices across the organization. We believe the relationships between our executives, our store managers and mid-level corporate managers will sustain our financial success through continued implementation of our effective operating model, by providing a strong pool of capable successors to our current team of executives and store managers. Further, we have deliberately structured our store personnel with entrepreneurial individuals trained, including through our programs, to move up the management ladder. In addition, we sponsor a program with Minnesota State Technical College that offers scholarships to students who will ultimately work for us in various capacities empowered with the basic knowledge and tools to succeed. This program was the first of its kind among CNH dealers and is now being replicated elsewhere in the CNH network.

Business Strengths

        In addition to the Titan Operating Model, we believe the following attributes of our business model and market position are important factors in our ability to compete effectively and achieve our long-term financial objectives:

Leading North American Equipment Provider with Significant Scale

        According to CNH, we are the world's largest retail dealer of Case IH Agriculture equipment and a major retail dealer of New Holland Agriculture, Case Construction and New Holland Construction equipment in the U.S. We believe our size and large, contiguous geographic market provide us with several competitive advantages including:

  •
  our ability to efficiently manage inventory by empowering each individual store with inventory management responsibility and access to our centralized inventory management system, thus allowing inventory exchanges among the stores, which permits us to maintain only the inventory deemed needed by each store while providing significant breadth of parts and equipment to our customers;

  •
  our ability to use expanded sales channels, including used equipment listings and periodic auctions hosted on our website, which enables us to offer our customers alternative purchasing options; and

  •
  our ability to sell inventory to customers in a large geographic area covering North Dakota, South Dakota, Iowa and Minnesota, which enables us to capitalize on crop diversification and disparate weather throughout this area.

Customer Focus at the Local Level

        As part of the Titan Operating Model, we centralize general and administrative functions and finance resources. This strategy enables our store employees to focus exclusively on customers and eliminates redundant operating expenses. We also centralize our marketing resources to offer our stores and field marketers professional marketing support that includes targeted direct mailings, advertising with targeted local media outlets, participation in and sponsorship of trade shows and industry events, our Titan Trader monthly magazine, and our hosting of open houses, service clinics, equipment demonstrations, product showcases and customer appreciation outings. We believe this operating structure, which focuses on serving our customers on a local level, will allow us to increase market share.

Superior Customer Service to Attract and Retain Customers

        We believe our ability to respond quickly to our customers' demands is a key to profitable growth. Our executives are committed to maintaining a customer-focused culture. We spend significant time and resources training our employees to effectively service our customers in each of our local markets, which we believe will increase our revenue. Our training program involves active participation in all manufacturer-sponsored training programs and the use of industry experts as consultants for customized training programs and a training team to assist in the integration of newly-acquired operations. We also partner with a local technical college to sponsor students who we plan to ultimately employ. In particular, the following capabilities enable us to better service our customers:

  •
  our ability to staff a large number of highly-trained service technicians across our network of stores, which makes it possible to schedule repair services on short notice without affecting our technician utilization rates;

  •
  our ability to staff and leverage product and application specialists across our network of stores, which makes it possible to offer valuable pre-sale and aftermarket services, including equipment training, best practices education and precision farming technology support; and

  •
  our ability to innovate and lead our industry through initiatives such as Rural Tower Network, our joint venture with certain local Caterpillar and John Deere dealerships to deploy a GPS guidance system in support of precision farming in our core geographic market, which provides our customers with the latest advances in technology and operating practices.

Unique Entrepreneurial Culture to Attract and Retain Superior Employees

        We created a unique entrepreneurial culture that empowers our employees to make decisions and act within the parameters of a proven operating process and system. We believe this culture and our size gives us a competitive advantage in attracting and retaining the best employees in our industry. We developed an operating system and process that provides our employees with defined objectives and frequent feedback of results within an entrepreneurial environment that allows them to work independently yet consistently throughout our company. Through this operating system and process we have established defined financial metrics on a balanced scorecard, which is used monthly with each store manager to assess performance. Each store manager is empowered to operate the individual store as appropriate within the guidelines set by the operating system and process. This balanced management philosophy enables our employees to understand clearly how they succeed in our organization and how to interact with customers who expect a level of autonomy from our employees. Our compensation system focuses on rewarding our employees for high performance, thus enabling us to retain most of those employees who perform at or above expectations. This system also enables us to attract talented individuals outside of our industry and train them to perform at a high level within a relatively short period of time.

Diverse and Stable Customer Base to Avoid Market Volatility

        We believe our large and diverse customer base limits our exposure to risks associated with customer concentration and fluctuations in local market conditions. We have long and stable relationships with many of our customers. During fiscal 2008, we conducted business with over 28,000 customers and no customer accounted for more than 1.6% of our total revenue and our top ten customers combined represented approximately 6.5% of our total revenue. In addition, we believe current economic conditions for our customer base are historically strong. For example, U.S. annual net farm income since 2000 has averaged $61.1 billion and the USDA projects an annual average of $91.2 billion for the next 10 years. This compares to average U.S. annual net farm income during the 1990s of approximately $48 billion. In addition, USDA reports indicate that farm balance sheets are strong, with the average debt-to-asset ratio for U.S. farmers in 2007 equal to 9.9%, the lowest level since the late 1950s. Our construction customers have multiple needs requiring equipment spending, including commercial construction, residential construction, local road, state and federal highway construction, commercial and government facilities maintenance and mining.

Proven Information Technology Systems

        Our management reporting systems provide the data and reports that facilitate our ability to make informed decisions. We use these systems to actively manage our business and enable each store to access the available inventory of our other stores before ordering additional parts or equipment from our suppliers. As a result, we minimize our investment in inventory while promptly satisfying our customers' parts and equipment needs. Our customer relationship management system provides sales and customer information and other organizational tools to assist our field marketers, parts managers and service managers. In addition, our management reporting systems facilitate training and foster development of management personnel.

Experienced Management Team to Implement our Growth Strategy

        Our executive team is led by David Meyer, our Chairman and Chief Executive Officer, and Peter Christianson, our President and Chief Financial Officer, who have approximately 33 and 29 years, respectively, of industry experience. Our store managers and field marketers also have extensive knowledge and experience in our industry. In addition, we compensate, develop and review our store managers based on an approach that aligns their incentives with the goals and objectives of our company, including achievement of revenue, profitability, market share and balance sheet objectives. We believe the strength of our management team will help our success in the marketplace.

Growth Strategy

        We believe our business strengths will enable us to grow our business as we continue to pursue the following growth strategies:

Increase Market Share and Same-Store Sales

        We focus on increasing our share of the equipment sold in our markets because our market share impacts current period revenue and compounds our revenue over the life of the equipment sold through recurring parts and service business. We seek to generate same-store growth and increase market share through:

  •
  employing significant marketing and advertising programs, including targeted direct mailings, advertising with targeted local media outlets, participation in and sponsorship of trade shows and industry events, our Titan Trader monthly magazine, and by hosting open houses, service clinics, equipment demonstrations, product showcases and customer appreciation outings;

  •
  supporting and providing customers with training for evolving technologies, such as precision farming, that are difficult for single-store operators to support;

  •
  maintaining state-of-the-art service facilities, mobile service trucks and trained service technicians to maximize our customers' equipment uptime through preventative maintenance programs and seasonal 24/7 service support; and

  •
  utilizing our inventory system to maximize parts and equipment availability for our customers.

Make Selective Acquisitions

        The agricultural and construction equipment industries are fragmented and consist of many relatively small, independent businesses servicing discrete local markets. We believe a favorable climate for dealership consolidation exists due to several factors, including the competitiveness of our industry, growing dealer capitalization requirements and lack of succession alternatives. We intend to evaluate and pursue acquisitions with the objectives of entering new markets, consolidating distribution within our established network and strengthening our competitive position.

        We have a track record of completing and integrating acquisitions and have successfully used acquisitions to enter new markets, as demonstrated by the expansion of our agricultural business from the Red River valley region into the western portion of the corn belt and our entry into and expansion of our construction equipment business in four states where we also sell agriculture equipment. We look to add stores through acquisitions that offer attractive growth opportunities, high demand for the equipment we sell and services we offer, management strength, and contiguity with our existing geography. We also look to add construction stores in local markets in which we sell agriculture equipment but do not have construction dealership agreements with CNH. These factors have guided us to successful acquisition candidates. We believe our track record of successful acquisitions and expansion increases the probability that our future expansion will be profitable.

        We believe that we are effectively able to identify attractive acquisition candidates due to our leadership position in the industry, our track record of completing and integrating acquisitions, and our contacts in and knowledge of our industry and geographic region. We regularly assess the acquisition landscape, evaluating potential acquisition candidates in terms of their availability and desirability to our long-term growth strategy. In addition, we believe acquisition economics in our industry have been and will continue to be conducive to executing our long-term growth strategy. Typically, we acquire only the fixed assets, working capital and selected inventory we believe are necessary to run an efficient store according to the Titan Operating Model and assume only the liabilities related to financing the inventory and working capital acquired. We, therefore, calculate our net purchase price of an acquisition as the value paid for the assets acquired less the amount of any liabilities assumed. Upon completion of an acquisition we seek to re-finance the inventory acquired according to the parts and floor plan financing parameters of the Titan Operating Model. In addition to the purchase price, we track the adjusted net purchase price of our acquisitions by subtracting any incremental parts inventory or floorplan financing incurred through re-financing the inventory according to the Titan Operating Model.

        The aggregate net purchase price and adjusted net purchase price of the acquisitions we have completed since January 1, 2003 equals $37.3 million and $23.8 million, respectively. We estimate that the aggregate trailing twelve-month revenue and income before taxes at the time of acquisition for the acquisitions completed to date equals $238.6 million and $4.7 million, respectively. For the acquisitions that have at least one year of operating results under our management, the aggregate purchase price and implied net purchase price equals $19.8 million and $11.5 million, respectively. We estimate that the aggregate trailing twelve-month revenue and income before taxes at the time of acquisition for these locations was approximately $134.0 million and $2.1 million, respectively. The aggregate trailing twelve-month revenue and income before taxes as of January 31, 2008 for these same dealerships was approximately $219.6 million and $6.0 million, respectively. We intend to pursue acquisitions in the future that reflect economics similar to the aggregate economics summarized above. We believe our management team's experience in evaluating potential acquisition candidates helps them determine whether a particular dealership can be successfully integrated into our existing operations and enables them to structure mutually beneficial purchase terms.

        The consent of CNH is required to acquire any CNH dealership, and the consent of Bremer is required for the acquisition of any dealership.

        The following table summarizes our acquisition of 17 dealers, totaling 34 stores, since January 1, 2003:

Acquired Dealer	Location of Stores
Titan Machinery, LLC January 2003	Watertown, South Dakota Wahpeton, North Dakota Casselton, North Dakota Fargo, North Dakota
Krider Equipment Co., Inc. January 2003	Fargo, North Dakota Bismarck, North Dakota
Fargo Tractor & Equipment, Inc. January 2003	West Fargo, North Dakota
Consolidated Ag Service, Inc. February 2004	Graceville, Minnesota Marshall, Minnesota Pipestone, Minnesota

Smith International, Inc. March 2005	Waverly, Iowa
H.C. Clark Implement Co., Inc. May 2005	Aberdeen, South Dakota
Vern Anderson, Inc. November 2005	Anthon, Iowa Cherokee, Iowa Kingsley, Iowa Le Mars, Iowa
Walterman Implement, Inc. November 2005	Dike, Iowa
Farm Power, Inc. of Minnesota and related entities March 2006	Elbow Lake, Minnesota Fergus Falls, Minnesota
Piorier Equipment Company, Inc. and related entities June 2006	Sioux City, Iowa Marshall, Minnesota Rapid City, South Dakota Sioux Falls, South Dakota
Richland County Implement, Inc. February 2007	Wahpeton, North Dakota
Aberdeen Equipment Co., Huron Equipment Co. and Redfield Equipment Co. April 2007	Aberdeen, South Dakota Huron, South Dakota Redfield, South Dakota
Red Power International, Inc. August 2007	Ada, Minnesota Crookston, Minnesota
Twin City Implement, Inc. November 2007	Mandan, North Dakota
Reiten & Young International, Inc. December 2007	Grand Forks, North Dakota
Avoca Operations, Inc. and Greenfield Operations, Inc. January 2008	Avoca, Iowa Greenfield, Iowa
Ceres Equipment Inc. February 2008	Roseau, Minnesota

Integrate New Dealers into the Titan Operating Model

        We have developed the Titan Operating Model to optimize the performance and profitability of each of our stores. Upon consummation of each acquisition, we integrate acquired stores into our operations by implementing the Titan Operating Model to enhance each acquired store's performance within its target market. We generally complete integration of a store in six to 18 months, although it may take several years before acquired stores fully realize the benefits of the Titan Operating Model. We believe the Titan Operating Model provides us with multiple points of customer contact, creates cross-selling opportunities, fosters strong customer relationships and supports a culture of individual accountability that increases our revenue and provides a strong platform for future growth.

Suppliers

CNH—Case IH Agriculture, Case Construction, New Holland Agriculture and New Holland Construction

        We have a longstanding relationship with CNH and, according to CNH, are the world's largest retail dealer of Case IH Agriculture equipment. We have been an authorized dealer of Case agricultural equipment since the inception of our company in 1980 and added the other CNH brands as Case grew, acquired other brands and merged with New Holland in 1999 to form CNH. CNH supplied approximately 77.9% of the new equipment we sold in fiscal 2008 through CNH America LLC, CNH's U.S. manufacturing entity.

        CNH is a global leader in the agricultural and construction equipment industries based on the number of units sold. In 2007, CNH had $16.0 billion in worldwide revenue, with agricultural equipment accounting for approximately 62% and construction equipment accounting for approximately 34% of CNH's total revenue. In addition, CNH provides financing and insurance products and services to its end-user customers and authorized dealers through its CNH Capital business unit. CNH is a publicly-traded company and a majority-owned subsidiary of Fiat S.p.A.

        CNH is the world's second largest manufacturer of agricultural equipment. CNH owns and operates the Case IH Agriculture and New Holland Agriculture brands. Case IH Agriculture, recognized by the red color of its equipment, possesses over 160 years of farm equipment heritage. New Holland Agriculture, recognized by the blue color of its tractors and the yellow color of its harvesting and hay equipment, has over 100 years of farm equipment industry experience. CNH's agricultural equipment dealers are assigned authorized store locations but do not have exclusive territories.

        CNH is the world's fifth largest manufacturer of construction equipment in terms of market share, owning and operating the Case Construction, New Holland Construction and Kobelco brands. CNH's construction equipment dealers are assigned a specific geographic area of responsibility, which typically include an entire state, within which they have the right to sell new Case Construction, New Holland Construction and/or Kobelco equipment.

        We have entered into separate dealership agreements with certain CNH entities to sell the Case IH Agriculture, New Holland Agriculture, Case Construction and New Holland Construction brands. These dealer agreements authorize us to sell CNH equipment and parts and entitle us to use CNH trademarks and trade names, with certain restrictions. The CNH entities have the right to terminate their dealer agreements with us immediately in certain circumstances, including if a person acquires 20% or more of our common stock without CNH's consent, and, in some cases, for any reason 90 days following written notice. The dealership agreements and industry practices generally provide that payment on equipment and parts purchased from CNH entities is due within 30 days and is typically subject to floor plan financing as discussed below. With respect to sales of equipment, payments from customers, which are typically financed by a third party, are due upon sale. Payments from customers for parts and services are due within 30 days. CNH makes available to us any floorplans, parts return programs, sales or incentive programs or similar plans or programs it offers to other dealers, and provides us with promotional items and marketing materials.

        Based upon information provided to us by CNH, we are the world's largest retail dealer of Case IH Agriculture equipment and a major retail dealer of New Holland Agriculture, Case Construction and New Holland Construction equipment in the U.S. Thus, our relationship with CNH entities is more than a typical supply relationship; it is strategic for both our company and CNH. In that regard, it is in our mutual interests to maintain the strong longstanding relationship we share. If, however, that relationship were to significantly weaken or terminate, we believe our experience, reputation and industry knowledge would enable us to identify reasonable alternatives.

Other Suppliers

        In addition to products supplied by CNH, we sell a variety of new equipment, parts and attachments from other manufacturers. These products tend to address specialized niche markets and complement the CNH products we sell by filling gaps in the CNH line of products. We believe our offering of products for specialized niche markets supports our goal of being a one-stop solution for equipment needs at each of our stores. Approximately 22.1% of our total new equipment sales in fiscal 2008 resulted from sales of products manufactured by companies other than CNH with our single largest manufacturer other than CNH representing less than 3% of our total new equipment sales. The terms of our arrangements with these other suppliers vary, but most of the dealership agreements contain termination provisions allowing the supplier to terminate the agreement after a specified notice period, which is typically 30 days. Payment and financing practices with these other suppliers are similar to those practices described above with respect to CNH entities.

Products and Services

        We have four principal sources of revenue: new and used equipment sales, parts sales, repair and maintenance service and equipment rental and other business activities.

Equipment Sales

        We sell new agricultural and construction equipment manufactured under the CNH family of brands as well as equipment from a variety of other manufacturers. The used equipment we sell is from inventory acquired through trade-ins from our customers and selective purchases. The agricultural equipment we sell and service includes application equipment and sprayers, combines and attachments, hay and forage equipment, planting and seeding equipment, precision farming technology, tillage equipment, and tractors. The construction equipment we sell and service includes articulated trucks, compact track loaders, compaction equipment, cranes, crawler dozers, excavators, forklifts, loader/backhoes, loader/tool carriers, motor graders, skid steer loaders, telehandlers and wheel loaders. We sell new and used equipment through our professional in-house retail sales force, which is organized by geography and product type. We also sell used equipment through an outlet store and the internet. We believe this organizational structure improves the effectiveness of our sales force, better serves our customers and helps us negotiate advantageous trade-in purchase terms. Equipment sales generate cross-selling opportunities for us by populating our markets with equipment we repair and maintain and for which we sell parts. For the year ended January 31, 2008, equipment revenue was $338.4 million, representing 78.2% of total revenue for the period.

Parts Sales

        We sell a broad range of maintenance and replacement parts on equipment that we sell and rent, as well as other types of equipment. We maintain an extensive in-house parts inventory to provide timely parts and repair and maintenance support to our customers. We generally are able to acquire out-of-stock parts directly from manufacturers within two business days. Our parts sales provide us with a relatively stable revenue stream that is less sensitive to economic cycles than our equipment sales and rental operations. For the year ended January 31, 2008, parts revenue was $58.7 million, representing 13.6% of total revenue for the period.

Repair and Maintenance Services

        We provide repair and maintenance services, including warranty repairs, for our customers' equipment. Each of our stores includes service bays staffed by trained service technicians. Our technicians are also available to make on-site repairs. In addition, we provide proactive and comprehensive customer service by maintaining service histories for each piece of equipment owned by our customers, maintaining 24/7 service hours in times of peak service usage, providing on-site repair services, scheduling off-season maintenance activities with customers, notifying customers of periodic service requirements and providing training programs to customers to educate them as to standard maintenance requirements. At the time equipment is purchased, we also offer customers the option of purchasing guaranteed maintenance contracts. These after-market services have historically provided us with a high-margin, relatively stable source of revenue through changing economic cycles. For the year ended January 31, 2008, service revenue was $27.3 million, representing 6.3% of total revenue for the period.

Equipment Rental and Other Business Activities

        We rent equipment to our customers on a short-term basis for periods ranging from a few days to a few months. We actively manage the size, quality, age and composition of our rental fleet and use our information technology systems to closely monitor and analyze customer demand and rate trends. We maintain the quality of our fleet through our on-site parts and services support and dispose of rental equipment through our retail sales force. Our rental business creates cross-selling opportunities for us in equipment sales. In addition, we provide ancillary equipment support activities such as equipment transportation, GPS signal subscriptions in connection with precision farming and reselling CNH Capital finance and insurance products. For the year ended January 31, 2008, other revenue was $8.5 million, representing 2.0% of total revenue for the period.

Customers

        We serve over 28,000 customers in the U.S., primarily in North Dakota, South Dakota, Minnesota and Iowa. Our customers include a wide range of farmers, construction contractors, public utilities, municipalities and maintenance contractors. They vary from small, single machine owners to large farming or contracting firms that operate under sophisticated capital equipment and maintenance budgets. Our stores enable us to closely service local and regional customers. We believe the Titan Operating Model enables us to satisfy customer requirements and increase revenue through cross-selling opportunities presented by the various products and services that we offer. In fiscal 2008, no single customer accounted for more than 1.6% of our revenue and our top ten customers combined accounted for less than 6.5% of our total revenue. In addition to our U.S. customers, we began to sell equipment on a limited basis to international customers, primarily in Eastern Europe. Our U.S. customers primarily finance their equipment purchases through CNH Capital.

Floorplan Financing

        We attempt to maintain at each store, or have readily available at other stores in our network, sufficient inventory to satisfy customer needs. Inventory levels fluctuate throughout the year and tend to increase before the primary sales seasons for agricultural equipment. The cost of financing our inventory is an important factor affecting our financial results.

CNH Capital

        CNH Capital offers floorplan financing to CNH dealers for extended periods to finance products from both CNH and other suppliers. CNH Capital provides this financing in part to enable dealers to carry representative inventories of equipment and encourage the purchase of goods by dealers in advance of seasonal retail demand. CNH Capital charges variable market rates of interest at or over the prime rate on balances outstanding after any interest-free periods and retains a security interest in all of our assets, including inventories, which it inspects periodically. The interest-free periods, which CNH offers periodically in the form of additional incentives or special offers, typically average four months. CNH Capital also provides financing for used equipment accepted in trade, repossessed equipment and approved equipment from other suppliers, and receives a security interest in such equipment.

Other Financing Sources for Equipment

        In addition to the financing provided by CNH Capital, we have floorplan lines of credit with other lenders, including GE Capital and Bremer Bank. The GE facility has a credit limit of $5.0 million, a variable, transaction-based interest rate typically equal to the prime rate plus 0.25%, and is secured by equipment inventory financed by the facility and certain receivables. The Bremer facility has a credit limit of $2.0 million, a variable interest rate of 0.25% below the prime rate payable monthly, and is secured by substantially all of our assets. Financing also may be available through floorplan financing programs provided by the suppliers, which may be financed by such suppliers themselves or through third party lenders.

Other Financing

        We have a revolving operating line of credit with Bremer Bank for up to $12.0 million. The revolving operating line of credit is to provide for our short term working capital requirements. Additionally, under the agreement, Bremer Bank, in its discretion, (i) may make up to a $2.0 million floor plan loan for the purposes of purchase and floor planning of equipment inventory; and (ii) issue standby letters of credit for up to $1.0 million. Furthermore, Bremer Bank has agreed to make term loans to us in the aggregate amount of $10.0 million, which are to assist us in meeting our long term working capital requirements.

Sales and Marketing

        As part of the Titan Operating Model, we have centralized sales support and marketing management. All of our stores benefit from our centralized media buys, strategic planning, sales support and training, and we provide our store managers and their sales teams with flexibility to localize sales and marketing.

        We currently market our products and services through:

  •
  field marketers, our direct sales representatives who operate out of our network of local stores and call on customers in the markets surrounding each store;

  •
  parts counter and service managers, who provide our customers with comprehensive after-market support;

  •
  local and national advertising efforts, including broadcast, cable, print and web-based media; and

  •
  our remarketing division, which trades and sells used equipment through our outlet store and website.

Field Marketers

        We believe our sales force is one of the industry's most productive and highly trained. Our field marketers perform a variety of functions, such as servicing customers at our stores, calling on existing customers and soliciting new business at farming, construction and industrial sites. These field marketers target customers in specific areas, and we develop customized marketing programs for our sales force by analyzing each customer group for profitability, buying behavior and product selection. All members of our sales force are required to attend frequent in-house training sessions to develop product and application knowledge, sales techniques and financial acumen. Our sales force is supported by our corporate marketing department.

Parts Counter and Service Managers

        Our parts counter and service managers are involved in our uptime service efforts, taking advantage of our seasonal marketing campaigns in parts and service sales. As a group, they have won multiple awards from our suppliers for their efforts benefiting both our customers and our key strategic partners. We believe they rank among the most well-trained and efficient parts and service groups in our industry.

Print, Broadcast and Web-Based Advertising Campaigns

        Each year we initiate several targeted direct mail, print and broadcast advertising and marketing campaigns. CNH and other suppliers periodically provide us with advertising funds, which we primarily use to promote new equipment, parts and financing programs. We will continue to explore and launch new internet-based efforts to provide additional sales channels.

Remarketing Division

        Our remarketing division capitalizes on after-market sales opportunities for used equipment. We have opened two outlet stores that sell used equipment. In addition, we are actively engaged in selling equipment through our website, both through direct purchases and auctions.

Competition

        The agricultural and construction equipment sales and distribution industries are highly competitive and fragmented, with large numbers of companies operating on a regional or local scale. Our competitors range from multi-location, regional operators to single-location, local dealers and include dealers and distributors of competing equipment brands, including John Deere, Caterpillar and the AGCO family of brands, as well as other dealers and distributors of the CNH family of brands. Competition among equipment dealers is primarily based on the price, value, reputation, quality and design of the products offered by the dealer, the customer service and repair and maintenance service provided by the dealer, the availability of equipment and parts and the accessibility of stores. While we believe we compete favorably on each of the identified competitive factors, our sales and margins may be impacted depending on (i) the extent of aggressive pricing competition through manufacturer discount programs or other competitive pricing tactics, (ii) our ability to obtain higher service gross margins based on our service quality and reputation and (iii) our ability to attract new and maintain existing customers based on the availability and quality of the products we offer and our local relationship and reputation.

        The number of agricultural and construction equipment dealers operating on a regional scale is limited and we are one of the principal regional-scale, agricultural and construction equipment dealers in the U.S. The primary regional-scale equipment dealers with whom we compete include RDO Equipment Co., Butler Machinery and Brandt Holdings Co. RDO Equipment Co. is a John Deere agricultural and construction equipment dealer with 24 locations in North Dakota, South Dakota and Minnesota, as well as 32 locations in Arizona, California, Montana, Oregon, Texas and Washington. Butler Machinery is a Caterpillar dealer with nine locations in North Dakota and South Dakota. Brandt Holdings owns John Deere, Vermeer and Bobcat equipment dealers with 22 locations in California, Connecticut, Iowa, Massachusetts, Minnesota, Nebraska, New York, North Dakota, South Carolina and South Dakota. Other agricultural and construction equipment dealers that have consolidated stores in other regions of the country include Pioneer Equipment, which has 14 locations that sell Case IH Agriculture and Case Construction equipment in California, Idaho and Texas; Western Power and Equipment, which has nine Case Construction locations in California, Nevada, Oregon and Washington; Scott Companies, which has ten Case Construction and eight Case IH Agriculture dealerships, located in Arkansas, Louisiana, Mississippi, Tennessee and Texas; and Birkey's Farm Store, which has ten Case IH Agriculture and New Holland dealerships located in Illinois and Indiana and four Case Construction dealerships located in Illinois.

Information Technology Systems

        We use an integrated management reporting system developed and supported by Dealer Information Systems Corporation to manage our operating information. Dealer Information Systems Corporation is a supplier of dealer management systems to more than 1,700 agricultural and construction equipment dealerships and distributors in North America. The information system we use enables us to closely monitor our performance and actively manage our business and includes features that were enhanced to support the Titan Operating Model, including detailed store-based financial reporting, inventory management and customer relationship management.

        Through this information system we maintain a complete database on inventory of parts and equipment and a centralized inventory control system. This system enables each store to access the available inventory of our other stores before ordering additional parts or equipment from our suppliers. As a result, we minimize our investment in inventory while effectively and promptly satisfying our customers' needs. Using this system, we also monitor inventory levels and mix at each store and make adjustments in accordance with our operating plan. Finally, the information system we use is externally connected to CNH, enabling us to locate CNH parts, communicate with other CNH dealers, make electronic payments to CNH and register and reimburse warranty expenses.

        Our customer relationship management system provides sales and customer information and other organizational tools to assist our sales force. We maintain an extensive customer database that allows us to monitor the status and maintenance history of our customers' equipment and enables us to more effectively provide parts and services to meet their needs. In addition, our system includes, among other features, on-line contract generation, automated billing, local sales tax computation and automated rental purchase option calculation. We also use our relationship management information system and customer database to monitor market conditions, sales information and customer demand, as well as to assess product merchandising strategies.

        The data we store with this information system is replicated on a daily basis and stored at an off-site data center. Thus, if our system were to become inoperable, we would be able to continue operations through the off-site data center. Further, we own the software and hardware necessary to operate this system and have on staff employees trained to manage and maintain the software without reliance on Dealer Information Systems Corporations direct involvement.

Intellectual Property

        We do not have any registered intellectual property. Case IH, Case and New Holland are registered trademarks of CNH, which we use in connection with advertisements and sales as authorized under our dealership agreements. We license trademarks and tradenames of new equipment obtained from suppliers other than CNH from their respective owners. We operate each of our stores under either the Titan Machinery name or, if there was strong local name recognition and customer loyalty at a location we acquired, the name historically used by the dealership in that location for a transition period, the length of which can vary depending upon the location.

Product Warranties

        Product warranties for new equipment and parts are provided by our suppliers. The term and scope of these warranties vary greatly by supplier and by product. We occasionally provide additional warranties to retail purchasers of new equipment. CNH pays us for repairs we perform to CNH equipment under warranty. We generally sell used equipment "as is" and without manufacturer's warranty, although manufacturers sometimes provide limited warranties if the supplier's original warranty is transferable and has not expired. Typically, we provide no additional warranties on used equipment.

Seasonality

        Our quarterly operating results are subject to fluctuation due to varying weather patterns, which may impact the timing and amount of equipment, parts and service purchases by our customers. A significant increase in the severity of weather cycles could increase the volatility of our results of operations and impact our financial condition. If we acquire businesses in geographic areas other than where we currently have operations, we may be affected more by the above-mentioned or other seasonal and equipment buying trends.

Employees

        As of April 10, 2008, we employed 716 full-time employees. None of our employees is covered by a collective bargaining agreement. We believe our relations with our employees are good.

Governmental Regulation

        We are subject to numerous federal, state, and local rules and regulations, including regulations promulgated by the Environmental Protection Agency and similar state agencies, with respect to storing, shipping, disposing, discharging and manufacturing hazardous materials and hazardous and non-hazardous waste. These activities are associated with the repair and maintenance of equipment at our stores. Currently, none of our stores or operations exceeds small quantity generation status. Compliance with these rules and regulations have not had any material effect on our operations, nor do we expect it to in the future. Further, we have not made, and do not anticipate making, any material capital expenditures in compliance with environmental regulations. However, there can be no assurance that these expectations are accurate, particularly if regulations change, unforeseen incidents occur or unknown past contamination or non-compliance is discovered, among other similar events.

ITEM 1A.    RISK FACTORS

We are substantially dependent upon our relationship with CNH.

        We are an authorized dealer of CNH agricultural and construction equipment and parts. In fiscal 2008, CNH supplied approximately 77.9% of the new equipment we sold and represented a significant portion of our parts revenue. Our acquisition strategy contemplates the acquisition of additional CNH geographic areas of responsibility and store locations in both the agricultural and construction equipment areas. We depend on CNH Capital America LLC, or CNH Capital, for floorplan financing to purchase a substantial portion of our inventory. In addition, CNH Capital provides a significant percentage of the financing used by our customers to purchase CNH equipment from us. CNH also provides incentive programs and discount programs from time to time that enable us to price our products more competitively. In addition, CNH conducts promotional and marketing activities on national, regional and local levels. Due to our substantial dependence on CNH, our success depends, in significant part, on (i) the overall reputation and success of CNH; (ii) the availability and terms of floorplan financing and customer financing from CNH Capital; (iii) the incentive and discount programs provided by CNH and its promotional and marketing efforts for its industrial and agricultural products; (iv) the goodwill associated with CNH trademarks; (v) the introduction of new and innovative products by CNH; (vi) the manufacture and delivery of competitively-priced, high quality equipment and parts by CNH in quantities sufficient to meet our customers' requirements on a timely basis; (vii) the quality, consistency and management of the overall CNH dealership system; and (viii) the ability of CNH to manage its risks and costs, including those associated with being a multinational company. If CNH does not provide, maintain or improve any of the foregoing, or if CNH were sold or reduced or ceased operations, there could be a material adverse effect on our financial condition and results of operations.

CNH may terminate its dealership agreements with us or change the terms of those agreements, which could adversely affect our business.

        Under our dealership agreements with CNH through CNH America LLC, CNH's U.S. manufacturing entity, CNH entities have the right to terminate these agreements immediately in certain circumstances, and, in some cases, for any reason 90 days following written notice. Furthermore, CNH entities may change the terms of their agreements with us, among other things, to change our sales and service areas and/or the product, pricing or delivery terms. CNH routinely conducts evaluations of dealership standards, customer satisfaction surveys and market share studies, the results of which can impact the relationships with its dealers. CNH uses the evaluation results to increase or decrease the monetary rewards to dealers, or limit or expand the availability of financing, warranty reimbursements or other marketing incentives. If CNH were to change the terms of any or all of these agreements in a manner that adversely affects us, our business may be harmed, and if CNH were to terminate all or any of its dealer agreements with us, our business would be severely harmed.

Restrictions in our CNH dealership agreements may significantly affect our operations and growth and prevent a change in control of our company.

        We operate our stores pursuant to CNH's customary dealership agreements. These agreements impose a number of restrictions and obligations on us with respect to our operations, including our obligations to actively promote the sale of CNH equipment within our designated geographic areas of responsibility, fulfill the warranty obligations of CNH, provide services to our customers, maintain sufficient parts inventory to service the needs of our customers, maintain inventory in proportion to the sales potential in each sales and service geographic area of responsibility, maintain adequate working capital and maintain stores only in authorized locations. Prior consent of CNH is required for the acquisition by another party of 20% or more of our outstanding stock and for our acquisition of other CNH dealerships; otherwise, CNH may terminate our dealership agreements. There can be no assurances that CNH will give its consent. The restrictions and obligations in our CNH dealership agreements limit our flexibility in operating our current stores and acquiring new stores, which could have an adverse effect on our operations and growth. Furthermore, the requirement that CNH consent to the acquisition by any party of 20% or more of our outstanding stock may have the effect of discouraging transactions involving a change in our control, including transactions that stockholders might deem to be in their best interests.

Our agricultural equipment dealer appointments are not exclusive to the geographic areas we serve, which could adversely affect our operations and financial condition.

        CNH could appoint other agricultural equipment dealers in close proximity to our existing stores. The sales and service geographic areas of responsibility assigned to our dealerships can be enlarged or reduced by CNH upon 30 days' prior written notice. CNH and other agricultural equipment dealers can also sell in our sales and service geographic areas of responsibility. To the extent CNH appoints other agricultural equipment dealers within our markets, enlarges or reduces the sales and service geographic areas of responsibility relating to our stores, amends the dealership agreements or imposes new or different terms or conditions under the dealer agreements, our operations and financial condition could be adversely affected.

Our operating results may be adversely impacted by an under-supply of new equipment or an over-supply of used equipment.

        If our suppliers cannot continue to provide us a reliable supply of new equipment, we may not be able to meet the our customers' demand and our operating results could be negatively impacted. In light of the current growing global demand for agricultural commodities and the equipment needed to produce those commodities, agricultural equipment suppliers may experience difficulty providing all dealerships a reliable supply of new agricultural equipment, which could adversely impact our results of operations. Further, an under-supply of equipment may cause prices for such equipment to increase. To the extent we cannot pass on any increased costs of equipment to our customers, our operating results may suffer. Conversely, an industry over-supply of used and rental equipment may also adversely affect our operations. Short-term lease programs and commercial rental agencies for construction and agricultural equipment have expanded significantly in North America. Nationwide rental conglomerates have become sizeable purchasers of new equipment and can have a significant impact on industry sales and margins. When equipment comes off of lease or is replaced with newer equipment by rental agencies, there may be a significant increase in the availability of late-model used equipment. An over-supply of used equipment could adversely affect demand for, or the market prices of, new and used equipment. In addition, a decline in used equipment prices could have an adverse effect on residual values for leased equipment, which could adversely affect our financial performance.

If our acquisition plans are unsuccessful, we may not achieve our planned revenue growth.

        We believe a significant portion of our future growth will depend on our ability to acquire additional dealerships. Our ability to continue to grow through the acquisition of additional CNH geographic areas of responsibility and store locations or other businesses will be dependent upon the availability of suitable acquisition candidates at acceptable costs, our ability to compete effectively for available acquisition candidates and the availability of capital to complete the acquisitions. We may not successfully identify suitable targets, or if we do, we may not be able to close the transactions, or if we close the transactions, they may not be profitable. In addition, CNH's consent is required for the acquisition of any CNH dealership, and the consent of Bremer Bank National Association is required for the acquisition of any dealership. CNH typically evaluates management, performance and capitalization of a prospective acquirer in determining whether to consent to the sale of a CNH dealership. There can be no assurance that CNH or Bremer will consent to any or all acquisitions of dealerships that we may propose.

Our potential inability to successfully integrate newly-acquired dealerships may adversely affect our financial results.

        Once an acquisition is completed, we face many other risks commonly encountered with growth through acquisitions. These risks include incurring significantly higher than anticipated capital expenditures and operating expenses; failing to assimilate the operations and personnel of the acquired dealerships; disrupting our ongoing business; dissipating our management resources; failing to maintain uniform standards, controls and policies; and impairing relationships with employees and customers as a result of changes in management. Fully integrating an acquired dealership into our operations and realization of the full benefit of our strategies, operating model and systems may take several years. There can be no assurance that we will be successful in overcoming these risks or any other problems encountered with such acquisitions. To the extent we do not successfully avoid or overcome the risks or problems related to acquisitions, our results of operations and financial condition could be adversely affected. Future acquisitions also will have a significant impact on our financial position and capital needs, and could cause substantial fluctuations in our quarterly and yearly results of operations. Acquisitions could include significant goodwill and intangible assets, which may result in future impairment charges that would reduce our stated earnings.

        We have grown significantly through acquisitions in recent years and expect to continue to grow through acquisitions. Management has expended, and expects to continue to expend, significant time and effort in evaluating, completing and integrating acquisitions and opening new stores. There can be no assurance that our systems, procedures and controls will be adequate to support our expanding operations. Any future growth will also impose significant added responsibilities on our executives, including the need to identify, recruit and integrate new senior level managers and executives. There can be no assurance we will be able to identify and retain such additional management. If we are unable to manage growth efficiently and effectively, or are unable to attract and retain additional qualified management, there could be a material adverse effect on our financial condition and results of operations.

Substantial inventory financing is required for the equipment we sell but may not be available, which could adversely affect our growth and results of operations.

        The sale of agricultural and construction equipment requires substantial inventories of equipment and parts to be maintained at each store to facilitate sales to customers on a timely basis. We generally purchase our inventories of equipment with the assistance of floorplan financing programs through CNH Capital and other lenders. As we grow, whether internally or through acquisitions, our inventory requirements will increase and, as a result, our financing requirements also will increase. Certain financing has been guaranteed by David Meyer, our Chairman and Chief Executive Officer. To the extent that these guarantees were to be revoked or otherwise unavailable, we may not be able to maintain or obtain inventory financing. In the event that our available financing sources are not maintained or are insufficient to satisfy our future requirements, we would be required to obtain financing from other sources. There can be no assurance that additional or alternative financing could be obtained on commercially reasonable terms. To the extent additional financing cannot be obtained on commercially reasonable terms, our growth and results of operations could be adversely affected.

We lease most of our dealership sites from related parties, and if we are unable to obtain commercially reasonable terms and conditions from these related parties or unrelated third parties in the future, our growth and financial condition may be adversely affected.

        We lease 25 of our 39 dealership sites from entities affiliated with David Meyer, our Chairman and Chief Executive Officer, Tony Christianson, one of our directors, or Peter Christianson, our President and Chief Financial Officer. We expect that we may lease future dealership sites we acquire from parties related to our affiliates. There is no guarantee that related parties will offer us commercially reasonable terms and conditions or that unrelated third parties will provide alternate dealership sites on commercially reasonable terms and conditions. If we cannot obtain commercially reasonable terms and conditions on leases for our current or future dealership sites from entities related to Messrs. Meyer, Tony Christianson or Peter Christianson, or from unrelated third parties, our growth and financial condition may be adversely affected.

Failure to properly manage our equipment inventory, our largest asset, would have a significant adverse effect on our operations.

        Our equipment inventory has generally represented 50% or more of our total assets. Thus, our success is significantly dependent upon our ability to manage the supply and cost of new and used equipment. The pricing of equipment can be highly volatile and subject to negotiation, particularly in the used equipment market. Pricing for and sales of used equipment can be significantly affected by the limited market for such equipment. Further, liquidation prices of used agricultural and construction equipment can have significant fluctuations due to economic cycles, utilization trends and degree of specialization. We are dependent upon the ability of our management and buyers to negotiate acceptable purchase prices, to affect a proper balance of new and used equipment and to manage the amount of equipment in inventory to assure quick turnover. Our failure to manage our inventory and equipment costs could materially adversely affect our results of operations and financial condition.

Adverse changes in the agricultural industries could result in decreases in purchases of agricultural equipment and harm our revenue and profitability.

        Our business depends to a great extent upon general activity levels in the agricultural industries. Changes in farm income and farmland value, the level of worldwide farm output and demand for farm products, commodity prices, animal diseases and crop pests, and limits on agricultural imports are all material factors that could adversely affect the agricultural industries and result in a decrease in the amount of agricultural equipment that our customers purchase. The nature of the agricultural equipment industries is such that a downturn in demand can occur suddenly, resulting in excess inventories, un-utilized production capacity and reduced prices for new and used equipment. These downturns may be prolonged and our revenue and profitability would be harmed.

Adverse changes in governmental agricultural policies, including decreases in farm subsidies, may reduce demand for agricultural equipment and cause our revenue to decline.

        Changes in governmental agricultural policy could adversely affect sales of agricultural equipment. Government subsidies influence demand for agricultural equipment. Proposals for a new farm bill and the 2008 USDA budget, if adopted, may reduce the amount of payments to individual farmers. We cannot predict the outcome of these proposals, and to the extent that these proposals reduce payments to individual farmers, these proposals, if adopted, could reduce demand for agricultural equipment and we could experience a decline in revenue.

Adverse changes in the construction industry could result in decreased demand for construction equipment and harm our revenue.

        General economic conditions in markets in which we do business can impact the demand for our construction equipment. The construction industry in our geographical areas has experienced recent instances of economic down cycles and interest rate fluctuations that have affected the new residential housing market, which negatively impacts sales of light construction equipment. Decreased demand for our products can have a negative impact on our financial performance and cash flow. Our business and earnings are impacted by the changes in the residential construction industry. The ability of consumers to obtain mortgages for the purchase of newly constructed homes impacts the overall demand for new home construction. The uncertainties created by recent events in the sub-prime mortgage market and their impact on the overall mortgage market, including the tightening of credit standards, could adversely affect the ability of consumers to obtain financing for the purchase of new homes, thus reducing demand for new construction and in turn reducing our customers' demand for our construction equipment. Reduced demand for our construction equipment can negatively affect our financial performance and cash flow.

Climate fluctuations may negatively impact the agricultural and construction equipment markets and harm our sales.

        Weather conditions, particularly severe floods and droughts, can have a significant impact on the success of regional agricultural and construction markets and, therefore, the economic conditions of the regions in which we operate stores. Accordingly, our financial condition and results of operations may be materially and adversely affected by any adverse cyclical trends or weather conditions. Our quarterly operating results are subject to fluctuation due to varying weather patterns, which may impact the timing and amount of equipment, parts and service purchases by our customers. A significant increase in the severity of weather cycles could increase the volatility of our results of operations and impact our financial condition. If we acquire businesses in geographic areas other than where we currently have operations, we may be affected more by the above-mentioned or other seasonal and equipment buying trends.

Our results of operations may fluctuate from period to period due to interest rate adjustments.

        The ability to finance affordable purchases, of which the interest rate charged is a significant component, is an important part of a customer's decision to purchase agricultural or construction equipment. Interest rate increases may make equipment purchases less affordable for customers and, as a result, our revenue and profitability may decrease as we manage excess inventory and reduce prices for equipment. To the extent we cannot pass on our increased costs of inventory to our customers, our net income may decrease. Partially as a result of the foregoing, our results of operations have in the past and in the future are expected to continue to fluctuate from quarter to quarter and year to year. We are unable to anticipate the timing and impact of interest rate adjustments. Recently, the sub-prime and alternative mortgage markets have been receiving negative attention, resulting in tighter lending standards throughout the mortgage industry and overall credit markets. This volatility in the credit markets may have a negative impact on our business by making it more difficult for certain of our customers to obtain financing to purchase agricultural or construction equipment. Conversely, the recent decreases in interest rates may positively affect a customer's decision to purchase agricultural or construction equipment. We are unable to predict with certainty any positive or negative affect on our business as a result of the recent interest rate decreases.

Aggressive pricing competition could adversely affect our results of operation and growth.

        The agricultural and construction equipment sales and distribution industries are highly competitive and fragmented, with large numbers of companies operating on a regional or local scale.

Historically, our competitors have competed aggressively on the basis of pricing or inventory availability, resulting in decreased margins on our sales to the extent we choose to match our competitors' downward pricing. To the extent we choose not to match or remain within a reasonable competitive distance from our competitors' pricing, it could also have an adverse impact on our results of operations, as we may lose sales volume. In addition, to the extent CNH's competitors provide their dealers with more innovative or higher quality products, better customer financing, or have more effective marketing efforts, our ability to compete and financial condition and results of operations could be adversely affected.

We are substantially dependent on our Chief Executive Officer and President, the loss and replacement of whom could have a material adverse effect on our business.

        We believe our success will depend to a significant extent upon the efforts and abilities of David Meyer, our Chairman and Chief Executive Officer, and Peter Christianson, our President and Chief Financial Officer. The employment relationships with both Mr. Meyer and Mr. Christianson are terminable by us or each of them at any time for any reason. The loss of the services of one or both of these persons and other key employees could have a material adverse effect on our operating results.

Selling agricultural and construction equipment and parts subjects us to product liability risks that could adversely affect our financial condition and reputation.

        Products sold or serviced by us may expose us to potential liabilities for personal injury or property damage claims relating to the use of such products. There can be no assurance that we will not be subject to or incur any liability for such claims in the future. There can be no assurance that our product liability insurance will be adequate to cover product liability claims. There also can be no assurance that such insurance will continue to be available on economically reasonable terms. An uninsured or partially insured claim for which indemnification is not provided could have a material adverse effect on our financial condition. Furthermore, if any significant claims are made against us or against CNH or any of our other suppliers, our business may be adversely affected by any resulting negative publicity.

Being a public company has substantially increased our legal and financial compliance costs, which could harm our business, financial condition and results of operations.

        Compliance with publicly-traded company regulations adversely impacts our resources. As a publicly-traded company, we are subject to rules and regulations that increase our legal and financial compliance costs, make some activities more time-consuming and costly, and divert our management's attention away from the operation of our business. These rules and regulations may make it more difficult and more expensive for us to maintain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, we may experience more difficulty attracting and retaining qualified individuals to serve on our board of directors or as executive officers. We cannot predict or estimate the amount of additional costs we may incur as a result of these requirements or the timing of these costs. Furthermore, our current management has limited experience in running a public company. The costs of being public and the diversion of management's time and attention may have a material adverse effect on our business, financial condition and results of operations.

Our internal controls over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

        We will be required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and rules and regulations of the SEC thereunder for fiscal 2009. If we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. We cannot be certain as to the timing of completion of our evaluation, testing and any remedial actions or their impact on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent registered public accounting firm may not be able to certify as to the effectiveness of our internal control over financial reporting, we may be unable to report our financial results accurately or in a timely manner and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. We have implemented actions relating to remediating past control deficiencies and will need to continue to take actions to improve our internal control system, which may include the hiring of additional personnel and incurring other costs. Any such actions could negatively affect our results of operations.

ITEM 2.    PROPERTIES

Equipment Stores

        We currently operate 39 full service agricultural and construction equipment stores and two outlet stores in the following locations:

North Dakota (14 stores)		Minnesota (10 stores)
Bismarck	Lamoure	Ada	Marshall
Casselton	Lidgerwood	Crookston	Moorhead
Fargo	Lisbon	Elbow Lake	Moorhead (outlet)
Grand Forks	Mandan	Fergus Falls	Pipestone
Jamestown	Wahpeton (2 stores)	Graceville	Roseau
Kulm	West Fargo
Wishek

Iowa (10 stores)		South Dakota (7 stores)
Anthon	Greenfield	Aberdeen (2 stores)	Redfield
Avoca	Kingsley	Huron	Sioux Falls
Cherokee	Le Mars	Rapid City	Watertown
Dike	Sioux City
Dike (outlet)	Waverly

        Our stores are generally located in rural areas on property zoned for commercial use. The stores typically range from 5,000 square feet with three acres of land to 40,000 square feet with 14 acres of land. We fully utilize the leased space for each of our stores and believe the respective square footage and related acreage is adequate to meet our current and anticipated needs.

Store Lease Arrangements

        We lease real estate for 25 of our stores from entities affiliated with David Meyer, our Chairman and Chief Executive Officer, Tony Christianson, one of our directors and/or Peter Christianson, our President and Chief Financial Officer. We lease three dealership sites from Meyer Family Limited Partnership, an entity affiliated by common ownership with Mr. Meyer; 20 dealership sites from Dealer Sites, LLC, an entity affiliated by common ownership with Messrs. Meyer and Tony Christianson; one dealership site from Padre Partnership, an entity affiliated by common ownership with Mr. Peter Christianson; and one dealership site from Landco LLC, an entity affiliated by common ownership with Messrs. Meyer and Peter Christianson. We lease 14 additional locations under operating lease agreements with unrelated parties. The leases for our dealership sites generally expire between 2008 and 2022, other than those leases which are currently automatically renewed on a year-to-year-basis until either we or the lessor terminate them. We do not intend to own significant amounts of real estate. Therefore, we anticipate that when we need real estate, including as part of acquiring dealerships, we will lease such real estate from third parties, which may include affiliates of our investors, directors or management. We intend for the terms of all of our leases to be commercially reasonable. We do not believe the terms of our leases with entities affiliated with Messrs. Meyer, Tony Christianson and Peter Christianson are any less favorable to us than could be obtained in an arm's length transaction with an unrelated party.

        Our store lease agreements with entities affiliated with David Meyer, Peter Christianson, and/or Tony Christianson all contain substantially similar terms. The leases with Dealer Sites, LLC and C.I. Farm Power provide for fixed lease periods ranging from five to fifteen years, and leases with the Meyer Family Limited Partnership and Landco LLC have single-year terms that are automatically renewed on a year-to-year basis. All of the leases provide for fixed monthly rental payments and require us to pay the real estate taxes on the properties for the lease periods. The leases require that we maintain public liability and personal property insurance on each of the leased premises, and require us to indemnify the lessor in connection with any claims arising from the leased premises during our occupation of the property. The leases generally prohibit us from assigning the lease agreements or subletting the leased premises without the prior written consent of the lessor. The lease agreements with Dealer Sites, LLC provide that in the event Dealer Sites, LLC sells the leased premises to a party other than us or our affiliates, then we shall share in half of any surplus or deficit resulting to Dealer Sites, LLC from that sale.

        Our store lease agreements with unrelated parties contain terms comparable to the agreements with entities affiliated with our directors and officers described above. The lease periods range from automatically renewable month-to-month terms to twelve years in length. A majority of the lease agreements either give us the option to renew or extend the lease for an additional period at the conclusion of the original lease term or automatically renew the lease term at the conclusion of the original lease period on a month-to-month or year-to-year basis. A majority of the leases provide for fixed monthly rental payments and require us to pay the real estate taxes on the properties for the lease periods. All of the leases require that we maintain public liability and personal property insurance on each of the leased premises, and a majority of the leases require us to indemnify the lessor in connection with any claims arising from the leased premises during our occupation of the property. Most of the leases prohibit us from assigning the lease agreements or subletting the leased premises without the prior written consent of the lessor. We have been granted a right of first refusal to purchase the Watertown, Marshall, and one of the Aberdeen properties during the applicable lease terms. The lease agreements for the West Fargo, Kingsley, Le Mars, Watertown and Redfield properties grant us the option to purchase the leased premises during or at the conclusion of the lease term. The Kingsley, Le Mars and Redfield lease agreements grant the lessor the right to require us to purchase the leased premises during or at the conclusion of the lease term.

        As part of our due diligence review prior to a dealership acquisition, we evaluate the adequacy, suitability and condition of the related real estate. Our evaluation typically includes a Phase I environmental study of the real property to determine whether there are any environmental concerns. If any environmental concerns exist, we generally require that such concerns be addressed prior to acquisition of the dealership.

Headquarters

        We currently lease and occupy approximately 12,700 square feet in Fargo, North Dakota for our headquarters. This lease expires on January 31, 2015, with an option to extend for two additional five-year terms. We believe this facility is adequate to meet our current and expected administration and shared resource needs. We continually review our location needs, including the adequacy of our headquarters space, to ensure they are sufficient to support our operations. We believe there is ample opportunity for expansion in the Fargo area if necessary.

ITEM 3.    LEGAL PROCEEDINGS

        We are, from time to time, subject to claims and suits arising in the ordinary course of business. Such claims have, in the past, generally been covered by insurance. Management believes the resolution of other legal matters will not have a material effect on our financial condition or results of operation, although no assurance can be given with respect to the ultimate outcome of any such actions. Furthermore, there can be no assurance that our insurance will be adequate to cover all liabilities that may arise out of claims brought against us.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At a special meeting of stockholders held November 15, 2007, the following actions were taken:

(a)   Reincorporation under Delaware Law

        The stockholders voted their shares to approve the plan of conversion converting the state of incorporation of Titan from North Dakota to Delaware as follows:

In favor	5,026,871
Against	0
Abstain	0

(b)   Approval of Amendment to 2005 Equity Incentive Plan

        The stockholders voted their shares to approve an amendment to the 2005 Equity Incentive Plan increasing the number of shares of Titan's common stock reserved for issuance under the Plan from 500,000 to 1,000,000:

In favor	5,011,871
Against	15,000
Abstain	0

(c)   Ratification of Debt Conversion

        The stockholders ratified Titan's Board of Director's approval of the retirement of $3,350,000 principal amount of subordinated convertible debt in exchange for the issuance of an aggregate of 1,641,981 shares of common stock.

In favor	5,026,871
Against	0
Abstain	0

EXECUTIVE OFFICERS OF THE REGISTRANT

        The names, ages and positions of our executive officers are as follows:

Name	Age	Position
David Meyer	55	Chairman and Chief Executive Officer
Peter Christianson	51	President, Chief Financial Officer and Director
Ted Christianson	49	Vice President, Finance and Treasurer

        David Meyer is our Chairman and Chief Executive Officer. Mr. Meyer was a founder of our company in 1980 and has been a director of our company since its creation. From 1976 to 1980, Mr. Meyer was a partner in a Case and New Holland dealership with locations in Lisbon and Wahpeton, North Dakota.

        Peter Christianson has been our President and a director since January 2003 and our Chief Financial Officer since August 2007. Prior to joining us and since 1988, he was a partner and owner of C.I. Farm Power, Inc., the operator of two of the dealership locations acquired by Titan Machinery LLC in 2002. Peter Christianson and Ted Christianson are brothers.

        Ted Christianson has been our Vice President, Finance and Treasurer since August 2007 and was previously our Chief Financial Officer from 2003 until August 2007. Mr. Christianson has spent over 15 years with startups and high growth companies in a variety of financial management roles, including as chief financial officer. Mr. Christianson was the full-time Managing Partner for Adam Smith Properties, a private real estate development company from 1997 to 2003. Mr. Christianson was formerly with US Bank (First Bank System).

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock began trading on December 6, 2007 on the Nasdaq Global Stock Market under the symbol "TITN" in connection with our initial public offering. The following table sets forth, for the fourth quarter, the high and low last sale prices of our common stock beginning on December 6, 2007.

	High	Low
Fiscal 2008
Fourth Quarter (from December 6, 2007)	$17.40	$9.48
Fiscal 2009
First Quarter (through April 23, 2008)	$24.50	$14.66

        As of April 10, 2008, there were approximately 38 record holders of our common stock, excluding holders whose stock is held either in nominee name and/or street name brokerage accounts.

DIVIDENDS

        We have not historically paid any dividends on our common stock and do not expect to pay cash dividends on our common stock in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, outstanding indebtedness and plans for expansion and restrictions imposed by lenders, if any. Currently, our credit facilities restrict our ability to pay cash dividends. Upon the consummation of our initial public offering on December 11, 2007, we paid accrued cash dividends in the aggregate amount of $441,028 in connection with the conversion of all of our outstanding preferred stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

        For information on our equity compensation plans, refer to Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

REPURCHASES

        We did not engage in any repurchases of our Common Stock during the fourth quarter of the fiscal year ended January 31, 2008.

INITIAL PUBLIC OFFERING AND USE OF PROCEEDS

        On December 11, 2007, we closed the initial public offering of our common stock (the "IPO"), in which we sold 5,442,395 shares and selling stockholders sold 1,457,605 shares. We filed a Registration Statement on Form S-1 in connection with the IPO (SEC File No. 333-145526) that was declared effective on December 6, 2007, as well as a Registration Statement on Form S-1 relating to an increase in the proposed maximum aggregate offering price (SEC File No. 333-147859). The managing underwriters of the IPO were Craig-Hallum Capital Group and Robert W. Baird & Co. The IPO offering price was $8.50 per share, and all 6,900,000 shares of common stock registered under these Registration Statements were sold. The aggregate amount registered was $58,650,000, as follows: Titan—5,442,395 shares, $46,260,357 registered; David Meyer—400,000 shares, $3,400,000 registered; C.I. Farm Power, Inc.—150,000 shares, $1,275,000 registered; CNH Capital America LLC—907,605 shares, $7,714,742 registered. We received net proceeds, after expenses, from the IPO of approximately

$41.8 million. Offering expenses related to the IPO included an underwriting discount of $3.2 million and other offering expenses of $1.2 million. We used $441,028 of the proceeds from the IPO to pay accrued cash dividends upon the conversion of all of our outstanding preferred stock, the holders of which included directors and affiliates thereof; $142,424 to repay subordinated debentures, the holders of which included officers, directors and persons beneficially owning 10% or more of our outstanding common stock and affiliates thereof; and $7.5 million to repay the subordinated note issued to CNH Capital issued January 31, 2006. We intend to use the remaining proceeds from the IPO to fund potential acquisitions of CNH agricultural and construction equipment dealerships and for general corporate purposes, including working capital needs.

ITEM 6.    SELECTED FINANCIAL DATA

        The data given below as of and for each of the five years in the period ended January 31, 2008, has been derived from the Company's Audited Consolidated Financial Statements. In order to understand the effect of accounting policies and material uncertainties that could affect our presentation of financial information, such data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included under Item 8 to this Form 10-K and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operation included under Item 7 to this Form 10-K.

	Year Ended January 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Statement of Operations Data:
Revenue
Equipment	$338,382	$220,958	$175,549	$119,850	$66,091
Parts	58,743	42,619	31,099	25,058	18,897
Service	27,344	21,965	16,572	13,141	9,940
Other	8,502	7,056	5,250	4,134	2,527

	432,971	292,598	228,470	162,183	97,455

Cost of revenue
Equipment	$302,320	$200,558	$160,814	$109,023	$60,287
Parts	42,568	29,909	22,459	18,402	13,401
Service	10,118	8,183	6,404	5,236	3,717
Other	5,913	5,337	4,081	3,119	1,864

	360,919	243,987	193,758	135,780	79,269

Gross profit	72,052	48,611	34,712	26,403	18,186
Operating expenses	53,190	37,399	26,978	22,596	16,609

Income from operations	18,862	11,212	7,734	3,807	1,577
Other income (expense)
Interest and other income	577	349	87	144	48
Interest expense	(6,292)	(5,473)	(3,368)	(1,693)	(1,346)
Debt retirement costs	(3,824)	—	—	—	—

Income before income taxes	9,323	6,088	4,453	2,258	279
Provision for income taxes	(4,110)	(2,450)	(1,721)	(911)	(115)

Income from continuing operations	5,213	3,638	2,732	1,347	164
Discontinued operations	—	—	—	(75)	—

Net income	$5,213	$3,638	$2,732	$1,272	$164
Adjustment to income:
Amortization of syndication fees—preferred stock	(51)	(21)	(21)	(19)	(14)
Unpaid accumulated preferred dividends	(88)	(102)	(102)	(90)	(59)

Income available to common stockholders	$5,074	$3,515	$2,609	$1,163	$91

Earnings per share
Basic	$0.90	$0.81	$0.60	$0.27	$0.02
Diluted	$0.67	$0.57	$0.47	$0.24	$0.02
Weighted average shares outstanding
Basic	5,607	4,345	4,341	4,341	4,341
Diluted	8,246	6,907	6,317	6,106	4,348

	January 31,
	2008	2007	2006	2005	2004
	(in thousands)
Balance Sheet Data:
Cash	$42,802	$7,572	$8,671	$1,108	$1,937
Receivables	22,061	10,921	5,794	4,969	3,084
Inventories	145,767	106,254	81,631	66,569	34,381
Prepaid expenses	215	186	33	45	50
Income tax receivable	1,074	—	—	—	—
Deferred income taxes	1,027	462	423	321	288
Goodwill and intangibles, net	8,608	3,905	1,587	1,227	1,280
Property and equipment	16,023	8,175	5,327	3,559	2,235
Other assets	1,792	1,397	1,617	1,308	1,413

Total assets	$239,369	$138,872	$105,083	$79,106	$44,668

Accounts payable	$9,244	$4,228	$5,488	$3,227	$3,316
Line of credit	—	—	—	2,644	400
Floorplan notes payable(1)	105,848	84,699	61,908	51,617	20,721
Current maturities of long-term debt	5,654	2,824	1,532	1,113	1,139
Customer deposits	19,310	4,608	4,015	2,135	3,641
Accrued expenses	6,137	2,287	1,942	1,023	914
Income taxes payable	—	378	350	691	61

Total current liabilities	146,193	99,024	75,235	62,450	30,192
Long-term liabilities	15,759	8,043	4,405	4,948	4,442
Subordinated debentures	1,300	16,747	14,194	3,492	3,492
Redeemable securities	—	1,680	1,556	1,433	927
Total stockholders' equity	76,117	13,378	9,693	6,783	5,615

	$239,369	$138,872	$105,083	$79,106	$44,668

(1)
Approximately 35% of floorplan notes payable were interest bearing at January 31, 2008.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing under Item 8. Some of the information contained in this discussion and analysis or set forth elsewhere in this annual report, including information with respect to our plans and strategy for our business and expected financial results, includes forward-looking statements that involve risks and uncertainties. You should review the "Risk Factors" under Item 1A for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

BUSINESS DESCRIPTION

        We own and operate what we believe is one of the largest networks of full service agricultural and construction equipment stores in North America. Based upon information provided to us by CNH Global N.V. or its U.S. subsidiary CNH America LLC, collectively referred to in this annual report as CNH, we are the world's largest retail dealer of Case IH Agriculture equipment and a major retail dealer of New Holland Agriculture, Case Construction and New Holland Construction equipment in the U.S.

        The agricultural equipment we sell and service includes machinery and attachments for uses ranging from large-scale farming to home and garden use. The construction equipment we sell and service includes heavy construction and light industrial machinery for commercial and residential construction, road and highway construction and mining applications. We offer our customers a one-stop solution for their equipment needs through:

  •
  new and used equipment sales;

  •
  parts sales;

  •
  repair and maintenance services; and

  •
  equipment rental and other activities.

        The new equipment and parts we sell are supplied primarily by CNH. According to public reports filed by CNH, CNH is a leading manufacturer and supplier of agricultural and construction equipment based on the number of units sold, primarily through the Case IH Agriculture, New Holland Agriculture, Case Construction and New Holland Construction brands. Sales of new CNH products accounted for approximately 77.9% of our new equipment revenue in fiscal 2008, with no other supplier accounting for more than 3%. We acquire used equipment for resale through trade-ins from our customers and selective purchases. We sell parts and provide in-store and on-site repair and maintenance services. We rent equipment and provide other ancillary services such as equipment transportation, GPS signal subscriptions and finance and insurance products.

        Throughout our 28-year operating history we have built an extensive, geographically contiguous network of 39 full service stores and two outlet stores located in the upper Midwest. We have a successful history of growth through acquisitions, including 17 acquisitions consisting of 34 stores operating in four states since January 1, 2003. We have a well-established track record of successfully integrating acquired stores, retaining acquired-store employees and maintaining acquired-store customer relationships. We expect that acquisitions will continue to be an important component of our growth.

Certain External Factors Affecting our Business

        We are subject to a number of factors that affect our business as discussed in the sections entitled "Risk Factors" and "Information Regarding Forward-Looking Statements." Certain of the external factors include, but are not limited to, the following:

Industry Factors

        Our business is primarily driven by the demand for agricultural equipment for use in the production of food, fiber, feed grain and renewable energy; home and garden applications; and the maintenance of commercial, residential and government properties. Based on USDA data, we believe farmers are currently enjoying historically strong economical fundamentals, driven by growing global demand for agricultural commodities in part due to growth in renewable energy and the economies of developing countries. We believe our operating model, as discussed in "Business—Titan Operating Model," enables us to maximize opportunities presented by strong economic fundamentals in the agricultural industries. Thus, we also expect to enjoy strong economic fundamentals by expanding existing stores and acquiring additional stores.

        Additionally, our business is impacted by the demand for construction equipment for use in private and government commercial, residential and infrastructure construction; demolition; maintenance; mining and forestry operations. CNH and industry reports show that demand for construction equipment in our markets is driven by several factors, one of which is public infrastructure spending, including roads and highways, sewer and water. The projected growth in federal allocations to public infrastructure spending over the next few years, as stated by the U.S. Department of Transportation, should positively impact our future results of operations. However, an offsetting factor may be the recent declines in residential and commercial real estate development to the extent such declines continue. To address the uncertainty of the construction industry, we expect to continue our focus on agricultural industries and acquisition opportunities to establish additional locations in the markets where we believe the local construction industry will maintain its current level or grow.

        If the positive trends in the agricultural industries cease to continue, we believe we would be in a position to operate efficiently. Our large and diverse customer base and four state geographic footprint limits our exposure to negative trends that may occur in a particular area or crop. Our management also implements a conservative expenditure philosophy that emphasizes scalable costs, which we believe positions us to operate efficiently in the event of a significant downturn in the agricultural industries.

Seasonality

        Our quarterly operating results are subject to fluctuation due to varying weather patterns, which may impact the timing and amount of equipment, parts and service purchases by our customers. A significant increase in the severity of weather cycles could increase the volatility of our results of operations and impact our financial condition. If we acquire businesses in geographic areas other than where we currently have operations, we may be affected more by the above-mentioned or other seasonal and equipment buying trends.

Economic Cyclicality

        Sales of equipment, particularly new units, historically have fluctuated with general economic cycles. During economic downturns, equipment retailers tend to experience similar periods of decline and recession as the general economy. The impact of an economic downturn on retailers is generally less than the impact on manufacturers due to the sale of parts and service by retailers to maintain customer equipment. As noted above, the agricultural industries are in a positive economic cycle from which we expect to benefit.

Credit Market Changes

        Changes in credit markets can affect our customers' ability and willingness to make capital expenditures, including purchasing our equipment. Creditors have recently heightened their lending standards, we believe in part due to difficulties in the sub-prime mortgage market. Heightened lending standards may have a negative impact on our business if our customers are unable to obtain financing for equipment purchases. However, if interest rates continue to decrease, as recently occurred, our business may be positively affected by customers who find financing purchases of our equipment more attractive due to lower borrowing costs. We cannot predict what future changes will occur in credit markets or how these changes will impact our business.

Inflation

        Inflation has not had a material impact upon operating results and we do not expect it to have such an impact in the future. To date, in those instances in which we have experienced cost increases, we have been able to increase selling prices to offset such increases. There can be no assurance, however, that our business will not be affected by inflation or that we can continue to increase our selling prices to offset increased costs and remain competitive.

Acquisitions

        We have a successful history of growth through acquisitions. Since January 1, 2003, we have completed 17 acquisitions consisting of 34 stores operating in four states. These acquisitions have been the most significant factor affecting our results of operations and liquidity over the last several years, as noted in the period-to-period comparisons below. We expect that acquisitions will continue to be an important component of our growth. Acquisitions are typically financed with floorplan debt, long-term debt and cash from operations. Although we cannot quantify the impact of any such potential acquisitions, we believe the nature of their impact on our financial statements to be similar to that experienced with our prior acquisitions as noted in our discussions of period comparisons.

        The following is a summary of acquisitions completed during the identified periods.

Fiscal 2009

  •
  On February 1, 2008, we acquired certain assets of Ceres Equipment Inc., resulting in the addition of one store in Roseau, Minnesota.

Fiscal 2008

  •
  On January 2, 2008, we acquired Avoca Operations, Inc. and Greenfield Operations, Inc., resulting in the addition of one store in Avoca, Iowa and one store in Greenfield, Iowa.

  •
  On December 1, 2007, we acquired Reiten & Young International, Inc., resulting in the addition of one store in Grand Forks, North Dakota.

  •
  On November 13, 2007, we acquired certain assets of Twin City Implement, Inc., resulting in the addition of one store in Mandan, North Dakota.

  •
  On August 1, 2007, we acquired all of the outstanding stock of Red Power International, Inc., resulting in the addition of two stores located in Ada and Crookston, Minnesota. We subsequently merged Red Power into our company.

  •
  On April 13, 2007, we acquired certain assets of Aberdeen Equipment Co., Huron Equipment Co. and Redfield Equipment Co., three related dealerships, resulting in the addition of three stores located in Aberdeen, Huron and Redfield, South Dakota.

  •
  On February 3, 2007, we acquired certain assets of Richland County Implement, Inc., resulting in the addition of one store located in Wahpeton, North Dakota.

Fiscal 2007

  •
  On June 15, 2006, we acquired certain assets of Piorier Equipment Company, Inc. and RAJ Equipment, its related entity, resulting in the addition of four stores located in Sioux City, Iowa, Marshall, Minnesota and Rapid City and Sioux Falls, South Dakota.

  •
  On March 31, 2006, we acquired all of the outstanding stock of Farm Power, Inc. of Minnesota and its wholly-owned subsidiary, Fergus International, Inc., resulting in the addition of two stores located in Elbow Lake and Fergus Falls, Minnesota. In addition, as of the same date, we purchased the inventory of FPI Leasing, an entity related to Farm Power through common ownership. We subsequently merged Farm Power into our company.

Fiscal 2006

  •
  On November 1, 2005, we acquired certain assets of Vern Anderson, Inc., resulting in the addition of four stores located in Anthon, Cherokee, Kingsley and Le Mars, Iowa.

  •
  On November 1, 2005, we assumed management of the operations of a dealership formerly owned by Walterman Implement, Inc. located in Dike, Iowa. We subsequently acquired certain assets of the dealership and as of December 31, 2006 began to operate it as one of our stores.

  •
  On May 16, 2005, we acquired certain assets of H.C. Clark Implement Co., Inc., resulting in the addition of a store located in Aberdeen, South Dakota.

  •
  On March 1, 2005, we acquired certain assets of Smith International, Inc., resulting in the addition of a store located in Waverly, Iowa.

Critical Accounting Policies and Estimates

        During the preparation of our financial statements, we are required to make estimates, assumptions and judgments that affect reported amounts. These estimates, assumptions and judgments include those related to bad debts and credit sales, inventories, goodwill and intangibles, income taxes and legal proceedings, revenue recognition, allowance for doubtful accounts, inventory reserves, incentive plan accruals, deferred taxes and stock-based compensation. We update these estimates, assumptions and judgments as appropriate, which in most cases is at least quarterly. We use our technical accounting knowledge, cumulative business experience, judgment and other factors in the selection and application of our accounting policies. While we believe our estimates, assumptions and judgments we use in preparing our financial statements are appropriate, they are subject to factors and uncertainties regarding their outcome and therefore, actual results may materially differ from these estimates. We believe the following are our primary critical accounting policies and estimates.

Revenue Recognition

        Revenue on equipment and parts sales is recognized upon delivery of product to customers. Rental and service revenue is recognized at the time the related services are provided. In addition to outright sales of new and used equipment, certain rental agreements may include rent-to-purchase options. Under these agreements, customers are given a period of time to exercise an option to purchase the related equipment, with a portion of the rental payments being applied to the purchase price. This equipment is included in inventory until the purchase option is exercised. Rental revenue is recognized during the rental period, with equipment sales revenue being recognized upon the exercise of the purchase option.

Inventories

        New and used machinery are stated at the lower of cost (specific identification method) or market with adjustments for decreases in market value on inventory rented but available for sale being a percentage (80%) of the rental income received on such inventory. Equipment held specifically for lease is reported as inventory held for rental. Parts inventory is valued at the lower of average cost or market, and parts inventory not expected to be sold in the next operating cycle has been reported separately. Typically, there are no freight-in charges, except in cases of special orders where such freight-in charges are included in the cost of inventory.

Intangible Assets and Goodwill

        Goodwill is reviewed for possible impairment at least annually, or more frequently upon the occurrence of events or circumstances that may affect its fair value. As of January 31, 2008, the carrying value of goodwill was not considered impaired. Intangible assets include covenants not-to-compete that are being amortized using the straight-line method over the lives of the related agreements, which range from five to 15 years.

Income Taxes

        Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of receivables, inventory, property and equipment, intangible assets, stock-based compensation, and accrued expenses for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Our policy is to recognize interest expense and penalties related to income tax matters within our provision for income taxes.

Stock Based Compensation

        We accounted for stock options in accordance with the provisions of the Financial Accounting Standards Board (FASB) Statement No. 123 (Revised), Share-Based Payments. Statement FAS 123(R) requires that share-based compensation, which includes stock options, be accounted for at the fair value of the applicable equity instrument. We utilized the Black Scholes option pricing model to value stock options.

Key Financial Metrics

        In addition to tracking our sales and expenses to evaluate our operational performance, we also monitor certain key financial metrics, including absorption and same-store sales.

Absorption

        Absorption is an industry term that refers to the percentage of an equipment dealer's fixed operating expense covered by the gross margin of its combined parts and service businesses. Absorption in a given period is calculated by dividing our gross profit from parts and service sales in the period by the difference between (i) our operating expenses (including interest on floorplan notes) and (ii) our variable expense of sales commissions on equipment sales and incentive compensation in the same period. We believe that absorption is an important management metric because during economic down cycles our customers tend to postpone new and used equipment purchases while continuing to run, maintain and repair their existing equipment. Thus, operating at a high absorption rate enables us to operate profitably throughout economic down cycles. We measure and track absorption on a company-wide basis as well as on a per store basis. For fiscal 2008, our company-wide absorption rate was 72.6%; for fiscal 2007, our company-wide absorption rate was 75.9%; and for fiscal 2006, our company-wide absorption rate was 74.4%.

Same-Store Sales

        Same-store sales for any period represent sales by stores that were part of our company for the entire comparable period in the preceding fiscal year. We do not distinguish relocated or newly-expanded stores in this same-store analysis. Closed stores are excluded from the same-store analysis. We believe that tracking this metric is important to evaluating the success of the Titan Operating Model on a comparable basis.

Key Financial Statement Components

Revenue

        Equipment.    We derive equipment revenue from the sale of new and used agricultural and construction equipment.

        Parts.    We derive parts revenue from the sale of parts for equipment that we sell and rent, as well as for other equipment makes. Our parts sales provide us with a relatively stable revenue stream that is less sensitive to the economic cycles that affect our equipment sales.

        Services.    We derive services revenue from maintenance and repair services to our customers' equipment. Our repair and maintenance services provide a high-margin, relatively stable source of revenue through changing economic cycles.

        Other.    We derive other revenue from equipment rentals and ancillary equipment support activities such as equipment transportation, GPS signal subscriptions and reselling finance and insurance products.

Cost of Revenue

        Equipment.    Cost of equipment revenue is the lower of the acquired cost or the market value of the specific piece of equipment sold.

        Parts.    Cost of parts revenue is the lower of the acquired cost or the market value of the parts sold, based on average costing.

        Service.    Cost of service revenue represents costs attributable to services provided for the maintenance and repair of customer-owned equipment and equipment then on-rent by customers.

        Other.    Costs of other revenue represent costs associated with equipment rental, providing transportation, hauling, parts freight, GPS subscriptions and damage waivers, including, among other items, drivers' wages, fuel costs, shipping costs and our costs related to damage waiver policies.

Operating Expenses

        Our operating expenses include sales and marketing expenses, sales commissions (which generally are based upon equipment gross profit margins), payroll and related benefit costs, insurance expenses, professional fees, property and other taxes, administrative overhead, and depreciation associated with property and equipment (other than rental equipment).

Floorplan Interest

        The cost of financing inventory is an important factor affecting our results of operations. Floorplan financing from CNH Capital represents the primary source of financing for equipment inventories, particularly for equipment supplied by CNH. We also have credit facilities for financing of equipment inventories with Bremer Bank and GE Commercial Distribution Finance Corporation. Historically, approximately 80% to 90% of our inventory has been subject to floorplan financing. CNH regularly offers interest-free periods as well as additional incentives and special offers. Throughout the fiscal year ended January 31, 2008, approximately 67% of our equipment inventory was subject to non-interest bearing floorplan financing.

Other Interest Expense

        Interest expense represents the interest on our outstanding debt instruments, other than floorplan financing facilities.

Results of Operations

        Comparative financial data for each of our four sources of revenue for fiscal 2008, 2007 and 2006 are expressed below. The results of these periods include the operating results of the acquisitions made during these periods. The period-to-period comparisons included below are not necessarily indicative of future results.

	Year ended January 31,
	2008	2007	2006
	(dollars in thousands)
Equipment
Revenue	$338,382	$220,958	$175,549
Cost of revenue	302,320	200,558	160,814

Gross profit	$36,062	$20,400	$14,735

Parts
Revenue	$58,743	$42,619	$31,099
Cost of revenue	42,568	29,909	22,459

Gross profit	$16,175	$12,710	$8,640

Service
Revenue	$27,344	$21,965	$16,572
Cost of revenue	10,118	8,183	6,404

Gross profit	$17,226	$13,782	$10,168

Other, including trucking and rental
Revenue	$8,502	$7,056	$5,250
Cost of revenue	5,913	5,337	4,081

Gross profit	$2,589	$1,719	$1,169

        The following table sets forth our statements of operations data expressed as a percentage of revenue for the periods indicated.

	Year ended January 31,
	2008	2007	2006
Revenue
Equipment	78.1%	75.5%	76.8%
Parts	13.6%	14.6%	13.6%
Service	6.3%	7.5%	7.3%
Other, including trucking and rental	2.0%	2.4%	2.3%

Total revenue	100%	100%	100%
Cost of Revenue
Equipment	69.8%	68.6%	70.4%
Parts	9.8%	10.2%	9.8%
Service	2.4%	2.8%	2.8%
Other, including trucking and rental	1.4%	1.8%	1.8%

Total cost of revenue	83.4%	83.4%	84.8%
Gross profit	16.6%	16.6%	15.2%
Operating expenses	12.3%	12.8%	11.8%
Income from operations	4.3%	3.8%	3.4%

Fiscal Year Ended January 31, 2008 Compared to Fiscal Year Ended January 31, 2007

Revenue

	Fiscal year ended January 31, 2008	Fiscal year ended January 31, 2007	Increase	Percent change
	(dollars in thousands)
Total revenue	$432,971	$292,598	$140,373	48.0%
Equipment	$338,382	$220,958	$117,424	53.1%
Parts	$58,743	$42,619	$16,124	37.8%
Service	$27,344	$21,965	$5,379	24.5%
Other, including trucking and rental	$8,502	$7,056	$1,446	20.5%

        The increase in revenue was primarily due to the following three items: acquisitions, same-store sales growth and a manufacturer leasing program. The acquired stores contributed $74.6 million in additional total revenue, or 53.1% of the increase, while the leasing program transactions totaled $22.4 million, or 16.0%. Manufacturer leasing programs are offered from time to time but the frequency and terms of these programs cannot be predicted. The remaining increase of $43.4 million is attributable to same-store sales growth of 16.8%, which is reflective of the strong market for our products, particularly in the area of equipment sales. We believe equipment sales were strong in fiscal 2008 due to the growth in global demand for agricultural commodities and the positive impact this commodity demand has had on farm income. We anticipate favorable market conditions will, at a minimum, continue into the first half of fiscal 2009, assuming normal weather conditions.

Cost of Revenue

	Fiscal year ended January 31, 2008	Fiscal year ended January 31, 2007	Increase	Percent change
	(dollars in thousands)
Total cost of revenue	$360,919	$243,987	$116,932	47.9%
Equipment	$302,320	$200,558	$101,762	50.7%
Parts	$42,568	$29,909	$12,659	42.3%
Service	$10,118	$8,183	$1,935	23.6%
Other, including trucking and rental	$5,913	$5,337	$576	10.8%

        The increase in cost of revenue of $116.9 million was due to revenue increases attributable primarily to acquisitions, same-store sales growth and the leasing program, as noted above. Acquisitions contributed $62.2 million to the cost of revenue, while the leasing program added another $20.2 million, which is 53.2% and 17.3%, respectively, of the total increase in cost of revenue from the prior fiscal year. The remainder of the increase in cost of revenue is reflective of the increase in same-store sales. As a percentage of revenue, cost of revenue was 83.4% in fiscal 2008, matching the prior fiscal year's results.

Gross Profit

	Fiscal year ended January 31, 2008	Fiscal year ended January 31, 2007	Increase	Percent change
	(dollars in thousands)
Total gross profit	$72,052	$48,611	$23,441	48.2%
Equipment	$36,062	$20,400	$15,662	76.8%
Parts	$16,175	$12,710	$3,465	27.3%
Service	$17,226	$13,782	$3,444	25.0%
Other, including trucking and rental	$2,589	$1,719	$870	50.6%

        Of the $23.4 million increase in gross profit in fiscal 2008, acquisitions contributed $12.4 million, which is 53.0% of the total increase in gross profit, while the leasing program added another $2.2 million. Same-store gross profits provided the remainder of the gross profit improvement, primarily due to the increase in same-store sales. Total gross profit margins remained even at 16.6% for both fiscal 2008 and 2007. Normally, a higher percentage of equipment sales would cause total gross margins to decline, but equipment margins were high in fiscal 2008 relative to historical levels reflecting a significant increase in demand and partially enhanced by a manufacturer market share incentive bonus program. We recorded this incentive bonus in the fourth quarter of fiscal 2008 by achieving annual market share targets established by CNH for product lines within the regions in which we market our products. We expect to be eligible to receive a similar bonus in fiscal 2009 if we achieve certain market share goals.

Operating Expenses

	Fiscal year ended January 31, 2008	Fiscal year ended January 31, 2007	Increase	Percent change
	(dollars in thousands)
Operating expenses	$53,190	$37,399	$15,791	42.2%

        The increase in operating expenses is primarily due to the additional costs associated with acquisitions. As a percentage of total revenue, operating expenses decreased to 12.3% in fiscal 2008 from 12.8% in fiscal 2007. This decrease was primarily driven by the strong sales in fiscal 2008 resulting in improved fixed operating expense utilization as a percentage of sales.

Other Income (Expense)

	Fiscal year ended January 31, 2008	Fiscal year ended January 31, 2007	Increase	Percent change
	(dollars in thousands)
Interest and other income	$577	$349	$228	65.3%
Floorplan interest expense	$(3,813)	$(3,294)	$519	15.8%
Interest expense	$(2,480)	$(2,179)	$301	13.8%
Debt retirement costs	$(3,824)	$0	$3,824	N/A %

        Floorplan interest expense increased $0.5 million due to higher levels of floorplan debt in fiscal 2008 compared to fiscal 2007. The higher floorplan debt is driven by increased equipment inventory levels resulting from acquisitions. The $300,000 increase in interest expense was due to additional long-term debt incurred primarily in connection with acquisitions.

        In conjunction with our December 2007 initial public offering, we exchanged or converted all $6.4 million in aggregate principal amount of our outstanding convertible subordinated debentures for 2,308,648 shares of our common stock and retired $9.4 million in subordinated debentures. As a result of these transactions, we recognized debt retirement costs of $3.8 million in the fourth quarter of fiscal 2008. This debt reduction will result in lower interest expense in fiscal 2009.

Provision for Income Taxes

	Fiscal year ended January 31, 2008	Fiscal year ended January 31, 2007	Increase	Percent change
	(dollars in thousands)
Provision for income taxes	$4,110	$2,450	$1,660	67.8%

        The effective tax rate as a percentage of income before taxes increased to 44.1% in fiscal 2008 from 40.2% in fiscal 2007. The increase resulted from an unrecognized tax benefit of $420,000 in the fourth quarter of fiscal 2008. If we recognize this tax benefit in the future, our effective tax rate will be favorably impacted.

Fiscal Year Ended January 31, 2007 Compared to Fiscal Year Ended January 31, 2006

Revenue

	Fiscal year ended January 31, 2007	Fiscal year ended January 31, 2006	Increase	Percent change
	(dollars in thousands)
Total revenue	$292,598	$228,470	$64,128	28.1%
Equipment	$220,958	$175,549	$45,409	25.9%
Parts	$42,619	$31,099	$11,520	37.0%
Service	$21,965	$16,572	$5,393	32.5%
Other, including trucking and rental	$7,056	$5,250	$1,806	34.4%

        The increase in revenue is primarily due to the two acquisitions completed during fiscal 2007 described above. In addition, our revenue growth is reflective of the strong market for our products and resulting from the growth in the global demand for agricultural commodities, net farm income, governmental subsidies and public infrastructure spending. The fiscal 2007 acquisitions contributed $34.9 million in total revenue, or 54.4% of the year-over-year increase. The remaining increase is attributable to the impact of having stores acquired in fiscal 2006 in our operating system for a full fiscal year and same-store sales growth. Same-store sales of $194.6 million were recorded in fiscal 2007, representing a 5.1% increase compared to the sales by these stores in fiscal 2006. Same-store sales growth in fiscal 2007 was lower than in fiscal 2006 due to a significant decrease in equipment sales at our then highest equipment volume store resulting from that store's change in sales practice away from high-volume, low-margin sales to a preferred strategy of focusing on higher-margin sales, which resulted in lower volume at that store.

Cost of Revenue

	Fiscal year ended January 31, 2007	Fiscal year ended January 31, 2006	Increase	Percent change
	(dollars in thousands)
Total cost of revenue	$243,987	$193,758	$50,229	25.9%
Equipment	$200,558	$160,814	$39,744	24.7%
Parts	$29,909	$22,459	$7,450	33.2%
Service	$8,183	$6,404	$1,779	27.8%
Other, including trucking and rental	$5,337	$4,081	$1,256	30.8%

        The increase in cost of revenue is primarily due to the additional costs associated with the operation of newly acquired stores. The acquisitions made in fiscal 2007 contributed $27.9 million to the cost of revenue for fiscal 2007, which is 55.6% of the total increase in cost of revenue year-over-year. The remainder of the increase in cost of revenue is due to inventory costs to support our higher sales. As a percentage of revenue, cost of revenue was 83.3% in fiscal 2007, compared to 84.8% in fiscal 2006. This percentage of revenue decrease is attributable to growth in the higher margin parts and services revenue relative to equipment revenue.

Gross Profit

	Fiscal year ended January 31, 2007	Fiscal year ended January 31, 2006	Increase	Percent change
	(dollars in thousands)
Total gross profit	$48,611	$34,712	$13,899	40.0%
Equipment	$20,400	$14,735	$5,665	38.4%
Parts	$12,710	$8,640	$4,070	47.1%
Service	$13,782	$10,168	$3,614	35.5%
Other, including trucking and rental	$1,719	$1,169	$550	47.0%

        The fiscal 2007 acquisitions contributed $7.0 million to gross profit, which is the primary reason for the increase over fiscal 2006. Also contributing to the gross profit improvement was the impact of having stores acquired in fiscal 2006 in our operating system for a full fiscal year and same-store sales growth. Gross profit margins were 16.7% in fiscal 2007, compared to 15.2% in fiscal 2006.

Operating Expenses

	Fiscal year ended January 31, 2007	Fiscal year ended January 31, 2006	Increase	Percent change
	(dollars in thousands)
Operating expenses	$37,399	$26,978	$10,421	38.6%

        The increase in operating expenses is primarily due to the additional costs associated with acquisitions. As a percentage of total revenue, operating expenses increased to 12.8% in fiscal 2007 from 11.8% in fiscal 2006, primarily due to an increase in sales commissions based upon increased equipment gross profits. Other factors contributing to the increase in operating expenses include an increase in sales and other promotional activities and administrative costs in fiscal 2007.

Other Income (Expense)

	Fiscal year ended January 31, 2007	Fiscal year ended January 31, 2006	Increase	Percent change
	(dollars in thousands)
Interest and other income	$349	$87	$262	301.2%
Floorplan interest expense	$(3,294)	$(2,296)	$998	43.5%
Interest expense	$(2,179)	$(1,072)	$1,107	103.3%

        The increase in interest and other income is attributable to acquisitions made in fiscal 2007 increasing our total amount of debt. The primary reason for the increase in floorplan interest expense is the increased amount of floorplan debt related to inventory that we incurred in fiscal 2007. Of the increase in floorplan interest expense, $475,000 is attributable to additional inventory related to stores acquired in fiscal 2007 and $523,000 is attributable to additional inventory related to the other stores. The primary reason for the increase in interest expense relates to the issuance of $7.5 million of subordinated debt to CNH Capital and additional long-term debt primarily in connection with acquisitions.

Provision for Income Taxes

	Fiscal year ended January 31, 2007	Fiscal year ended January 31, 2006	Increase	Percent change
	(dollars in thousands)
Provision for income taxes	$2,450	$1,721	$729	42.4%

        The effective tax rate as a percentage of income before taxes increased to 40.2% in fiscal 2007 from 38.6% in fiscal 2006. Our effective tax rate reflects the full federal and state statutory rates on taxable income. Variations in the effective tax rate reflect the changing mix of sales made in states with different tax rates.

Liquidity and Capital Resources

Cash Flow From Operating Activities

        During fiscal 2008, our operating activities provided net cash flow of $12.5 million. Our cash flows from operations were primarily the result of our reported net income of $5.2 million, non-cash adjustments to net income for depreciation of $2.4 million and for debt retirement costs of $2.4 million, an increase in customer deposits of $14.7 million and an increase in accrued expenses of $3.5 million. These operating cash inflows were principally offset by an increase in receivables of $8.5 million, an increase in inventories of $3.2 million and a decrease in floorplan payables of $4.4 million. The large increase in customer deposits and receivables is representative of our growth through acquisitions and strong fiscal 2008 fourth quarter activity.

        During fiscal 2007, our operating activities provided net cash flow of $6.5 million. Our cash flows from operations were primarily the result of our reported net income of $3.6 million, a receivables increase of $5.1 million and an inventory increase of $286,000, which were offset by an increase in floorplan notes payable (unrelated to acquisitions) of $2.9 million, floorplan notes payable (related to acquisitions) of $4.9 million and an increase in customer deposits of $594,000.

Cash Flow From Investing Activities

        During fiscal 2008, cash used for investing activities was $16.3 million. Our cash used for investing activities primarily consisted of purchases of equipment dealerships (net of cash purchased) of $10.1 million and property and equipment purchases of $6.3 million. Our property and equipment purchases in fiscal 2008 were higher than the prior fiscal year primarily due to the purchase of a designated rental fleet of $2.8 million.

        During fiscal 2007, cash used for investing activities was $14.0 million. Our cash used for investing activities related to purchases of equipment dealerships (net of cash purchased) of $12.1 million and property and equipment purchases of $2.0 million. This was partially offset by net proceeds from equipment disposals of $120,000.

Cash Flow From Financing Activities

        During fiscal 2008, cash provided by financing activities was $39.1 million. Cash provided by financing activities was primarily the result of $41.8 million in net proceeds from our initial public offering. Partially offsetting these proceeds were principal payments on long-term debt exceeding proceeds from long-term debt by $2.3 million.

        During fiscal 2007, cash provided by financing activities was $6.4 million. Cash provided by financing activities was primarily the result of proceeds from long-term debt borrowings and subordinated debentures related to acquisitions of $5.4 million, proceeds from fixed asset financing related to acquisitions of $1.6 million, proceeds from long-term debt borrowings and subordinated debentures unrelated to acquisitions of $1.3 million and an increase in the net change in non-manufacturer floorplan payables of $203,000. Partially offsetting the cash provided by financing activities were principal payments on long-term debt of $2.1 million and an increase in subordinated debt interest accruals of $202,000.

Debt Facilities

        Bremer Bank Credit Facility.    We currently have a credit facility with Bremer that provides for a $2.0 million floorplan line of credit, a $12.0 million operating line of credit and two term loans in the aggregate amount of $10.0 million. The floorplan and operating lines of credit each have a variable interest rate of 0.25% per annum below the prime rate. The term debt has an 8% per annum fixed interest rate. The floorplan and operating lines of credit require monthly payments of interest due and have maturity dates of August 1, 2008, and the two term loans require aggregate monthly payments of principal and interest of $202,000 and have maturity dates of August 2012 and December 2012. The Bremer credit facility is secured by a personal guarantee of our Chief Executive Officer. As of January 31, 2008, we had no amount outstanding on the Bremer operating line of credit, $9.4 million outstanding on the term debt and $350,000 of outstanding floorplan financing. The Bremer credit facility contains various restrictive covenants that require prior consent of Bremer if we desire to make any loans or advances to any person. In addition, the Bremer credit facility restricts our ability to incur indebtedness or liens, places restrictions on our ability to merge or consolidate with any person, or sell, lease, assign, transfer or otherwise dispose of any of our assets other than in the ordinary course of business. In addition, the consent of Bremer is required for the acquisition of any dealership.

        CNH Capital Credit Facility.    We currently have a credit facility with CNH Capital that provides for an aggregate principal balance of up to $200.0 million for floorplan financing. The CNH Capital facility also provides for term loans, which typically have one to three year terms. The interest rate under the CNH Capital floorplan line of credit is equal to the prime rate plus 0.3% per annum for most purposes, subject to any interest-free periods offered by CNH. The CNH Capital term loans and loans for certain purposes have an interest rate equal to the prime rate plus 1.6% per annum. Cumulative and unpaid balance of advances under the CNH Capital credit facility accrues interest each month and requires monthly payments. The expiration date for the CNH Capital credit facility is August 31, 2008, with annual renewals through August 31, 2012, unless earlier terminated. The CNH Capital credit facility is secured by all of our assets. As of January 31, 2008, we had approximately $97.1 million outstanding on the CNH Capital credit facility. The CNH Capital credit facility contains various restrictive covenants that require prior consent of CNH Capital if we desire to engage in any acquisition of, consolidation or merger with any other business entity in which we are not the surviving company; move any collateral outside of the U.S.; or sell, rent, lease or otherwise dispose or transfer any of the collateral, other than in the ordinary course of business. CNH's consent is also required for the acquisition of any CNH dealership. In addition, the CNH Capital credit facility restricts our ability to incur any liens upon any substantial part of our assets.

        Other Indebtedness with CNH Capital.    CNH Capital periodically provides loans for fixed asset financing in connection with acquisitions. Related to this acquisition financing, we have various term loans with CNH Capital. The aggregate principal amount of these terms loans was approximately $1.2 million at January 31, 2008. We also obtained various fixed rate notes with rates ranging from 3.25% to 10.35% and variable rate notes at prime plus 0.3% from CNH, which are secured by our designated rental fleet. The amount of our rental fleet notes as of January 31, 2008, was $1.9 million. Finally, we periodically incur indebtedness with CNH in the form of parts term notes when we acquire new dealerships. These notes typically have terms of 1.5 to 3.0 years and either bear no interest or bear interest at variable rates. At January 31, 2008, we had approximately $3.1 million in parts term notes outstanding.

        GE Credit Facility.    We currently have a credit facility with GE, whereby GE may make loans to us from time to time to purchase inventory from GE-approved vendors and for other working capital purposes. The credit limit on the GE facility is $5.0 million. The GE facility has a variable, transaction-based interest rate that has typically been equal to the prime rate plus 0.25% per annum. The GE facility is secured by all of our equipment inventory that is financed by the GE facility, as well as our accounts receivable, deposit accounts and our other assets. The GE credit facility contains various restrictive covenants that require prior consent of GE if we desire to engage in the sale, consignment or other disposal of any collateral financed by GE outside of the ordinary course of business, merge or consolidate with any other entity, or move any collateral outside of the U.S.

        Certain Other Debt.    In connection with various acquisitions, we have issued subordinated debentures in an aggregate principal amount of $1.3 million. These debentures bear interest at 9% or 10% per annum and mature in March 2010, May 2010 and December 2010.

Sources of Liquidity

        Our primary sources of liquidity are cash reserves, cash flow from operations, proceeds from the issuance of debt and our borrowings under the Bremer, CNH Capital and GE credit facilities. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources.

Adequacy of Capital Resources

        Our primary uses of cash have been to fund our strategic acquisitions, finance the purchase of inventory, meet debt service requirements and fund operating activities, working capital, payments due under building space operating leases and manufacturer floorplans payable. The primary factors affecting our ability to generate cash and to meet existing, known or reasonably likely cash requirements are the timing and extent of acquisitions and our operating performance as impacted by (i) industry factors, which are currently positive, (ii) competition, (iii) general economic conditions and (iv) other business factors as identified in Item 1A "Risk Factors."

        For fiscal 2008 and 2007, we spent $6.3 million and $2.0 million on property and equipment, respectively, exclusive of acquisitions. Our property and equipment purchases in fiscal 2008 were higher than the prior fiscal year primarily due to the purchase of a designated rental fleet of $2.8 million. While we do not have any material commitments for capital expenditures for fiscal 2009, we expect our equipment expenditures, exclusive of acquisitions, for fiscal 2009 will decrease to approximately $4.0 to $5.0 million. The actual amount of our fiscal 2009 equipment expenditures will depend upon factors such as general economic conditions, growth prospects for our industry and our acquisition activity. We currently expect to finance equipment purchases with borrowings under the existing credit facilities, with available cash or with cash flow from operations. We may need to incur additional debt if we pursue any future acquisitions.

        Our ability to service our debt will depend upon our ability to generate the necessary cash. This will depend on our future acquisitions activity, operating performance, general economic conditions, and financial, competitive, business and other factors, some of which are beyond our immediate control. Based on our current operational performance, we believe our cash flow from operations, available cash and available borrowings under the existing credit facilities will adequately provide our liquidity needs for, at a minimum, the next 12 months.

        We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under the Bremer, CNH Capital and GE credit facilities in amounts sufficient to allow us to service our indebtedness and to meet our other commitments. If we are unable to generate sufficient cash flow from operations or to obtain sufficient future borrowings, we may be required to seek one or more alternatives such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. We cannot assure you that we will be able to succeed with one of these alternatives on commercially reasonable terms, if at all. In addition, if we pursue strategic acquisitions, we may require additional equity or debt financing to consummate the transactions, and we cannot assure you that we will succeed in obtaining this financing on favorable terms or at all. If we incur additional indebtedness to finance any of these transactions, this may place increased demands on our cash flow from operations to service the resulting increased debt. Our existing debt agreements contain restrictive covenants that may restrict our ability to adopt any of these alternatives. Any non-compliance by us under the terms of our debt agreements could result in an event of default which, if not cured, could result in the acceleration of our debt.

Certain Information Concerning Off-Balance Sheet Arrangements

        As of January 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. In the normal course of our business activities, we lease rental equipment under operating leases.

Contractual and Commercial Commitment Summary

        Our contractual obligations and commercial commitments as of January 31, 2008 are summarized below:

		Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(dollars in thousands)
Long-term debt obligations(1)	$21,883	$6,836	$8,619	$5,837	$590
Operating lease obligations(2)	39,742	3,792	6,550	5,560	23,840
Other long-term liabilities(3)	1,632	146	1,486	—	—

Total	$63,257	$10,774	$16,655	$11,397	$24,430

(1)
Includes obligations under notes payable issued in favor of our lenders and estimates of interest payable.

(2)
Includes rental payment obligations under operating leases related to our stores. Amounts do not include insurance, tax, or maintenance costs, which we include in operating expenses and which we estimate will be approximately $442,656 for the less than 1 year period, $780,564 for the 1-3 year period, $819,661 for the 3-5 year period, and $4,125,331 for the more than 5 years period, for a total of $6,168,212. See Note 11 to our audited financial statements for a description of our operating lease obligations.

(3)
Includes outstanding amounts under our subordinated debentures and estimates of interest payable.

New Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This standard applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS 157 is effective for the fiscal year beginning after November 15, 2007. We are in the process of evaluating the effect that the adoption of this standard will have on our financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the effect that the adoption of this standard will have on our financial statements.

        In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS 141R provides additional guidance on improving the relevance, representational faithfulness, and comparability of the financial information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are in the process of evaluating the effect that the adoption of this standard will have on our financial statements.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 applies to all entities that prepare consolidated financial statements and have an outstanding noncontrolling interest in one or more subsidiaries. SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are in the process of evaluating the effect that the adoption of this standard will have on our financial statements.

        On December 21, 2007 the SEC staff issued Staff Accounting Bulletin No. 110, which, effective January 1, 2008, amends and replaces SAB 107, Share-Based Payment. SAB 110 expresses the views of the SEC staff regarding the use of a "simplified" method in developing the expected life assumption in accordance with FASB Statement No. 123(R), Share-Based Payment. The use of the "simplified" method, was scheduled to expire on December 31, 2007. SAB 110 extends the use of the "simplified" method in certain situations. The SEC staff does not expect the "simplified" method to be used when sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available. We plan to track and capture employee exercise behavior in the future as a basis for our valuation assumptions. We currently use simplified estimates as no options have yet been exercised.

Private Securities Litigation Reform Act

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Such "forward-looking" information is included in this Form 10-K, including this Item 7, as well as in other materials filed or to be filed by us with the Securities and Exchange Commission.

        This Form 10-K contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify forward-looking statements by the following words: "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "ongoing," "plan," "potential," "predict," "project," "should," "will," "would," or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry's actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management's beliefs and assumptions, which in turn are based on currently available information. Our forward-looking statements in this Form 10-K generally relate to the following:

  •
  our intentions with respect to growth through acquisitions;

  •
  our beliefs with respect to our employee relations;

  •
  our beliefs and expectations with respect to market conditions;

  •
  our expectations with respect to interest expense levels for fiscal 2009;

  •
  our plans for future capital expenditures;

  •
  our cash needs and the adequacy of our working capital; and

  •
  our expectations regarding the impact of inflation.

        Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management's beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results that differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

  •
  incorrect assumptions regarding our cash needs;

  •
  general economic conditions and construction activity in the markets where we operate in the U.S.;

  •
  our relationships with equipment suppliers;

  •
  our substantial leverage;

  •
  the risks associated with the expansion of our business;

  •
  our possible inability to integrate any businesses we acquire;

  •
  competitive pressures;

  •
  compliance with laws and regulations; and

  •
  other factors discussed under "Risk Factors" or elsewhere in this Form 10-K.

        These important factors include those that we discuss under Item 1A "Risk Factors." You should read these risk factors and the other cautionary statements made in this Form 10-K as being applicable to all related forward-looking statements wherever they appear in this Form 10-K. We cannot assure you that the forward-looking statements in this Form 10-K will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, if at all. Other than as required by law, we undertake no obligation to update these forward-looking statements, even though our situation may change in the future.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk from changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices such as interest rates. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. During fiscal 2008, we renegotiated or executed several new credit facilities. Many of these credit agreements are floating rate facilities now containing minimum rates of interest to be charged. We have also entered into fixed rate financing. Based upon balances and interest rates as of January 31, 2008, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $408,000. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $408,000. At January 31, 2008, we had variable rate floorplan notes payable of $105.8 million, of which approximately $36.9 million was interest-bearing, variable notes payable and long-term debt of $3.9 million, and fixed rate notes payable and long-term debt of $16.1 million.

        Our policy is not to enter into derivatives or other financial instruments for trading or speculative purposes.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Consolidated Balance Sheets of the Company as of January 31, 2008 and 2007, and the related Consolidated Statements of Operations, Stockholders' Equity, and Cash Flows for each of the three years in the period ended January 31, 2008, and the notes thereto have been audited by Eide Bailly LLP, independent registered accounting firm.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

The Audit Committee and Board of Directors
Titan Machinery Inc.
Fargo, North Dakota

        We have audited the accompanying consolidated balance sheets of Titan Machinery Inc. and Subsidiary as of January 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended January 31, 2008. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Titan Machinery Inc. and Subsidiary as of January 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Eide Bailly LLP

Minneapolis, Minnesota
April 23, 2008

TITAN MACHINERY INC.

CONSOLIDATED BALANCE SHEETS

JANUARY 31, 2008 AND 2007

	2008	2007
ASSETS
CURRENT ASSETS
Cash	$42,802,505	$7,572,000
Receivables, net	22,061,275	10,921,049
Inventories	145,766,866	106,253,862
Prepaid expenses	215,312	186,137
Income tax receivable	1,074,216	—
Deferred income taxes	1,027,000	462,000

Total current assets	212,947,174	125,395,048

INTANGIBLES AND OTHER ASSETS
Parts inventory in excess of amounts expected to be sold currently	1,480,000	1,062,000
Goodwill	8,271,133	3,736,147
Intangible assets, net of accumulated amortization	337,242	168,876
Other	311,581	334,907

	10,399,956	5,301,930

PROPERTY AND EQUIPMENT, net of accumulated depreciation	16,022,336	8,175,105

	$239,369,466	$138,872,083

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$9,244,064	$4,227,830
Floorplan notes payable	105,847,648	84,698,775
Current maturities of long-term debt	5,653,840	2,823,609
Customer deposits	19,309,533	4,608,345
Accrued expenses	6,137,842	2,287,677
Income taxes payable	—	377,729

Total current liabilities	146,192,927	99,023,965

LONG-TERM LIABILITIES
Long-term debt, less current maturities	13,082,795	6,787,598
Deferred income taxes	1,865,000	925,000
Other long term liabilities	811,689	—
Accrued interest on subordinated debt	—	330,441

	15,759,484	8,043,039

SUBORDINATED DEBENTURES	1,300,000	16,746,836

CONTINGENCIES—Note 16
REDEEMABLE SECURITIES
Series A Convertible Preferred stock—par value $.00001, authorized—None at January 31, 2008 and 2,000,000 shares at January 31, 2007; issued and outstanding—None at January 31, 2008 and 341,672 shares at January 31, 2007	—	1,193,594
Series B Convertible Preferred stock—par value $.00001, authorized—None at January 31, 2008 and 2,000,000 shares at January 31, 2007; issued and outstanding—None at January 31, 2008 and 125,001 shares at January 31, 2007	—	486,112

	—	1,679,706

STOCKHOLDERS' EQUITY
Common stock, par value $.00001 per share, authorized—25,000,000 shares; outstanding—13,440,654 and 4,344,753 shares at January 31, 2008 and 2007, respectively	134	43
Additional paid-in-capital	58,179,695	514,864
Retained earnings	17,937,226	12,863,630

	76,117,055	13,378,537

	$239,369,466	$138,872,083

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED JANUARY 31, 2008, 2007 AND 2006

	2008	2007	2006
REVENUE
Equipment	$338,382,140	$220,957,940	$175,548,847
Parts	58,742,784	42,618,622	31,098,984
Service	27,343,778	21,964,966	16,572,415
Other, including trucking and rental	8,502,509	7,056,470	5,250,034

	432,971,211	292,597,998	228,470,280

COST OF REVENUE
Equipment	302,319,633	200,557,976	160,814,335
Parts	42,568,214	29,909,043	22,458,546
Service	10,117,702	8,182,908	6,404,325
Other, including trucking and rental	5,913,229	5,336,741	4,080,916

	360,918,778	243,986,668	193,758,122

GROSS PROFIT	72,052,433	48,611,330	34,712,158
OPERATING EXPENSES	53,190,711	37,399,182	26,977,881

INCOME FROM OPERATIONS	18,861,722	11,212,148	7,734,277
OTHER INCOME (EXPENSE)
Interest and other income	577,239	348,809	87,686
Floorplan interest expense	(3,812,724)	(3,293,901)	(2,295,766)
Interest expense, including interest on subordinated debentures of $1,551,563 in 2008, $1,679,774 in 2007, and $558,911 in 2006	(2,479,965)	(2,178,745)	(1,073,332)
Debt retirement costs	(3,823,574)	—	—

INCOME BEFORE INCOME TAXES	9,322,698	6,088,311	4,452,865
PROVISION FOR INCOME TAXES	(4,110,000)	(2,450,000)	(1,721,000)

NET INCOME	$5,212,698	$3,638,311	$2,731,865
ADJUSTMENTS TO INCOME:
Amortization of syndication fees—preferred stock (net of tax effect)	(51,311)	(21,185)	(21,185)
Unpaid accumulated preferred dividends	(87,791)	(102,376)	(102,376)

INCOME AVAILABLE TO COMMON STOCKHOLDERS	$5,073,596	$3,514,750	$2,608,304

EARNINGS PER SHARE—BASIC	$0.90	$0.81	$0.60
EARNINGS PER SHARE—DILUTED	$0.67	$0.57	$0.47
WEIGHTED AVERAGE SHARES—BASIC	5,607,473	4,344,753	4,340,852
WEIGHTED AVERAGE SHARES—DILUTED	8,246,176	6,906,772	6,316,980

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

YEARS ENDED JANUARY 31, 2008, 2007 AND 2006

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED JANUARY 31, 2008, 2007 AND 2006

	Common Stock
			Additional Paid-In Capital	Retained Earnings
	Shares	Amount			Total
BALANCE, JANUARY 31, 2005	4,340,852	$43	$42,757	$6,740,576	$6,783,376
Issuance of stock warrants	—	—	301,000	—	301,000
Unpaid accumulated dividends	—	—	—	(102,376)	(102,376)
Amortization of syndication fees	—	—	—	(21,185)	(21,185)
Net income	—	—	—	2,731,865	2,731,865

BALANCE, JANUARY 31, 2006	4,340,852	43	343,757	9,348,880	9,692,680
Issuance of stock warrants	—	—	113,000	—	113,000
Stock based compensation expense	3,901	—	58,107	—	58,107
Unpaid accumulated dividends	—	—	—	(102,376)	(102,376)
Amortization of syndication fees	—	—	—	(21,185)	(21,185)
Net income	—	—	—	3,638,311	3,638,311

BALANCE, JANUARY 31, 2007	4,344,753	43	514,864	12,863,630	13,378,537
Common stock issued in initial public offering	5,442,395	55	41,793,588	—	41,793,643
Issuance of shares for stock acquisition	235,294	2	1,999,997	—	1,999,999
Issuance of shares for conversion of debt/conversion of redeemable securities/exercise of warrants	3,339,792	33	13,729,791	—	13,729,824
Stock based compensation expense	78,420	1	141,455	—	141,456
Unpaid accumulated dividends	—	—	—	(87,791)	(87,791)
Amortization of syndication fees	—	—	—	(51,311)	(51,311)
Net income	—	—	—	5,212,698	5,212,698

BALANCE, JANUARY 31, 2008	13,440,654	$134	$58,179,695	$17,937,226	$76,117,055

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JANUARY 31, 2008, 2007 AND 2006

	2008	2007	2006
OPERATING ACTIVITIES
Net income	$5,212,698	$3,638,311	$2,731,865
Adjustments to reconcile net income to cash provided from operating activities
Depreciation	2,388,119	1,648,551	1,107,348
Amortization	127,234	119,133	93,108
Debt retirement costs	2,406,554	—	—
Loss (gain) on sale of equipment	46,642	(26,207)	1,643
Other long term liabilities	811,689	—	—
Deferred income taxes	(181,052)	74,000	(23,000)
Stock based compensation expense	141,455	58,107	—
Changes in assets and liabilities, net of purchase of agricultural dealerships assets and assumption of liabilities
Receivables	(8,501,525)	(5,104,174)	(758,299)
Inventories	(3,165,080)	(285,688)	(5,365,361)
Prepaid expenses	(9,960)	(153,165)	12,348
Other assets	23,326	(161,244)	(123,066)
Floorplan notes payable	(4,449,358)	7,832,820	6,418,512
Accounts payable	1,029,222	(1,472,855)	2,260,891
Customer deposits	14,701,188	593,944	1,879,975
Accrued expenses	3,506,948	(160,186)	918,374
Income taxes	(1,628,281)	(95,932)	(340,863)

NET CASH FROM OPERATING ACTIVITIES	12,459,819	6,505,415	8,813,475

INVESTING ACTIVITIES
Property and equipment purchases	(6,287,571)	(1,987,258)	(1,179,161)
Net proceeds from sale of equipment	269,638	119,674	21,929
Payment for intangible asset	(216,819)	—	(40,000)
Purchase of dealerships, net of cash purchased	(10,102,968)	(12,088,053)	(2,576,014)

NET CASH USED FOR INVESTING ACTIVITIES	(16,337,720)	(13,955,637)	(3,773,246)

FINANCING ACTIVITIES
Proceeds from initial public offering of common stock net of underwriting discount of $3,238,225 and other direct costs of $1,228,455	41,793,643	—	—
Proceeds from exercise of warrants	1,084,255	—	—
Net change in line of credit	—	—	(2,644,249)
Net change in non-manufacturer floor plan payable	(704,989)	202,731	(3,865,258)
Dividends paid on redeemable securities	(441,028)	—	—
Proceeds from long-term debt borrowings and subordinated debentures	12,199,108	6,688,848	10,087,546
Proceeds from fixed asset financings	—	1,631,000	1,261,000
Principal payments on long-term debt	(14,492,142)	(2,082,696)	(2,577,633)
Net change in subordinated debt interest accrual	(330,441)	(202,081)	(39,006)
Proceeds from issuance of preferred stock and warrants	—	113,000	301,000

NET CASH FROM FINANCING ACTIVITIES	39,108,406	6,350,802	2,523,400

NET CHANGE IN CASH	35,230,505	(1,099,420)	7,563,629
CASH AT BEGINNING OF YEAR	7,572,000	8,671,420	1,107,791

CASH AT END OF YEAR	$42,802,505	$7,572,000	$8,671,420

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

YEARS ENDED JANUARY 31, 2008, 2007 AND 2006

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year
Income taxes, net of refunds	$5,348,894	$2,348,384	$2,084,863

Interest	6,614,606	5,539,260	3,328,520

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends on preferred redeemable stock charged to retained earnings	$87,791	$102,376	$102,376

Purchase of equipment by issuance of long-term debt	1,327,583	872,308	453,430

Issuance of shares for conversion of debt and conversion of redeemable securities	8,114,446	—	—

Acquisition of equipment dealerships:
Accounts receivable	$(2,638,702)	$(22,731)	$(66,728)
Inventories	(32,329,975)	(17,047,973)	(10,860,806)
Property and equipment	(2,936,475)	(1,731,225)	(1,265,239)
Goodwill	(4,534,986)	(2,371,000)	(400,000)
Other assets	(55,748)	—	—
Floorplan notes payable	21,867,271	7,846,626	8,716,759
Subordinated debentures and long term debt	1,000,000	—	1,300,000
Accounts payable	3,987,011	212,661	—
Income taxes payable	176,336	123,548	—
Deferred income taxes	592,586	396,000	—
Accrued expenses	343,217	506,041	—
Issuance of redeemable securities	2,426,498	—	—
Issuance of common stock	1,999,999	—	—

Cash paid for dealerships	$(10,102,968)	$(12,088,053)	$(2,576,014)

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

        Titan Machinery Inc. (the "Company") is engaged in the retail sale, service and rental of agricultural and industrial machinery through stores in North Dakota, South Dakota, Minnesota, and Iowa.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Transportation Solutions, LLC. All significant accounts, transactions and profits between the consolidated companies have been eliminated in consolidation.

Concentrations of Credit Risk

        The Company's sales are to agricultural and construction equipment customers principally in southeastern and south-central North Dakota, eastern South Dakota, southwestern and west-central Minnesota and northern Iowa. The Company extends credit to its customers in the ordinary course of business and monitors its customers' financial condition to minimize its risks associated with trade receivables, however, does not generally require collateral on trade receivables.

        The Company's cash balances are maintained in bank deposit accounts. Periodically, account balances are in excess of federally insured limits.

Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations in Operations

        The Company currently purchases new and rental equipment and related parts from a limited number of manufacturers. Although no change in suppliers is anticipated, the occurrence of such a change could cause a possible loss of sales and adversely affect operating results.

Receivables and Credit Policy

        Trade receivables are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Payments of trade receivables are allocated to the specific invoices identified on the customer's remittance advice or, if unspecified, are applied to the earliest unpaid invoices.

        The carrying amount of trade receivables is reduced by a valuation allowance that reflects management's best estimate of the amounts that will not be collected. Management reviews trade receivable balances that exceed 30 days from the invoice date and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected.

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Finance receivables consist primarily of contracts in transit with manufacturers or manufacturer finance companies. These receivables do not generally have established payment terms and are collected in relatively short time periods.

Inventories

        New and used machinery are stated at the lower of cost (specific identification) or market. All used inventory, including that which has been rented is subject to periodic lower of cost or market evaluation. Parts inventory is valued at the lower of average cost or market, and parts inventory not expected to be sold in the next operating cycle has been reported separately. Work in process is valued at the average cost of parts inventory plus the standard cost of labor incurred on service work in process at year end.

Property and Equipment

        Property and equipment is stated at cost. Depreciation is computed principally using the straight-line and declining balance methods over useful lives of the assets, which range from three to forty years as follows:

Buildings and leasehold improvements	15 - 40 years
Machinery and equipment	3 - 10 years
Furniture and fixtures	3 - 10 years
Vehicles	5 - 10 years
Rental fleet	5 years

        The Company completes an evaluation, at each balance sheet date, whether or not events or circumstances have taken place to indicate that the remaining net book value of the assets may be unrecoverable. If necessary, the estimated future undiscounted cash flows of any assets in question are compared to their carrying value to determine if an adjustment to the recorded value is necessary.

Goodwill

        Goodwill represents the excess of costs over the fair value of the assets of businesses acquired. Goodwill acquired in business combinations is assigned to the specific reporting unit for which it is related and is not amortized, rather tested for impairment at least annually, or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit's carrying amount of goodwill is greater than its fair value. As of January 31, 2008, the carrying value of goodwill was not considered impaired.

Intangible Assets

        The covenants not to compete are being amortized using the straight-line method over the lives of the related agreements, which range from five to fifteen years. Debt issuance costs included in other assets are being amortized using the straight-line method over the lives of the related agreements, which range from six to seven years.

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Customer Deposits

        Customer deposits consist of advance payments from customers for revenue to be recognized in the following year.

Lease Accounting

        The Company periodically purchases equipment from its primary supplier that is subsequently sold to and leased back from a financing group. The Company records the sale of the equipment at the time units are sold to the financing group. Under the sale leaseback program, the lease period is four months or less and lease expense is recognized over the leasing period. The Company recognizes the entire sales transaction and gross profit on these units at the time of sale to the financing group due to the short leaseback period.

Income Taxes

        Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of receivables, inventory, property and equipment, intangible assets, stock-based compensation, and accrued expenses for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. The Company's policy is to recognize interest expense and penalties related to income tax matters within its provision for income taxes.

Earnings Per Share

        Basic earnings per share were computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the year. Accumulated preferred dividends and amortization of syndication fees were subtracted from net income to arrive at income available to common stockholders.

        Diluted earnings per share were computed by dividing income available to common stockholders plus assumed conversions by the weighted-average shares of common stock outstanding after adjusting for potential dilution related to the conversion of all dilutive securities into common stock. All potentially dilutive securities were included in the computation of diluted earnings per share.

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The components of basic earnings per share are as follows:

Basic—Earnings Per Share	2008	2007	2006
Net Income	$5,212,698	$3,638,311	$2,731,865
Amortization of syndication fees—preferred stock (net of tax effect)	$(51,311)	$(21,185)	$(21,185)
Less: Preferred stock dividends—unpaid	(87,791)	(102,376)	(102,376)

Income available to common stockholders	$5,073,596	$3,514,750	$2,608,304

Basic weighted-average shares outstanding	5,607,473	4,344,753	4,340,852

Basic—Earnings Per Share	$0.90	$0.81	$0.60

        The components of diluted earnings per share are as follows:

Diluted—Earnings Per Share	2008	2007	2006
Income available to common stockholders	$5,073,596	$3,514,750	$2,608,304
Plus: Income impact of assumed conversions
Amortization of syndication fees—preferred stock (net of tax effect)	51,311	21,185	21,185
Preferred stock dividends—unpaid	87,791	102,376	102,376
Interest on convertible debentures (net of tax effect)	278,452	322,324	222,691

Income available to common stockholders plus assumed conversions	$5,491,150	$3,960,635	$2,954,556

Diluted weighted-average shares outstanding:
Basic weighted-average shares outstanding	5,607,473	4,344,753	4,340,852
Plus: Incremental shares from assumed conversions
Convertible debentures	1,863,976	2,006,667	1,488,148
Convertible preferred shares	542,902	466,673	466,673
Warrants	152,657	65,377	10,498
Options	79,168	23,302	10,809

Diluted weighted-average shares outstanding	8,246,176	6,906,772	6,316,980

Diluted—Earnings Per Share	$0.67	$0.57	$0.47

Revenue Recognition

        Revenue on equipment and parts sales is recognized upon delivery of product to customers. Rental and service revenue is recognized at the time the related services are provided. In addition to outright sales of new and used equipment, certain rental agreements may include rent-to-purchase options. Under these agreements, customers are given a period of time to exercise an option to purchase the related equipment, with a portion of the rental payments being applied to the purchase price. Any such equipment is included in inventory until the purchase option is exercised. Rental revenue is recognized

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

during the rental period, with equipment sales revenue being recognized upon the exercise of the purchase option.

Sales Taxes

        The Company has customers in states and municipalities in which those governmental units impose a sales tax on certain sales. The Company collects those sales taxes from its customers and remits the entire amount to the various governmental units. The Company's accounting policy is to exclude the tax collected and remitted from revenue and cost of revenue.

Shipping and Handling Costs

        Shipping and handling costs are recorded as cost of revenue and amounts billed to customers for shipping and handling costs are recorded in revenue.

Manufacturer Incentives and Discounts

        The Company receives various manufacturer incentives and discounts, which are based on a variety of factors. All such incentive payments are accounted for as a reduction of cost of revenue as they are earned.

Advertising Costs

        Costs incurred for producing and distributing advertising are expensed as incurred. Advertising expense amounted to $1,324,264, $757,883, and $613,325, respectively, for the years ended January 31, 2008, 2007 and 2006.

Stock-Based Compensation

        The Company accounted for stock options in accordance with the provisions of the Financial Accounting Standards Board (FASB) Statement No. 123 (Revised), Share-Based Payments. Statement FAS 123(R) requires that share-based compensation, which includes stock options, be accounted for at the fair value of the applicable equity instrument. The Company utilized the Black Scholes option pricing model to value stock options.

Redeemable Securities

        All redeemable securities were converted into shares of common stock concurrent with the Company's December 2007 initial public offering. The Company did not have sole control over the redemption features of its convertible preferred stock outstanding prior to its initial public offering and therefore classified all of this stock as redeemable securities, which was excluded from Stockholders' Equity. The Company determined the redemption of these instruments to be probable based upon the Company's decision to file a registration statement and initiate a public offering. Accordingly, the Company accrued all accumulated dividends on preferred stock as an increase to redeemable securities.

Recently Issued Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). This standard defines fair value, establishes a framework for measuring fair value, and expands disclosures

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

about fair value measurements. This standard applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. As amended by FAS 157-2, the effective date of SFAS No. 157 for certain non-financial assets and liabilities was deferred to fiscal years beginning after November 15, 2008. The Company is in the process of evaluating the effect that the adoption of this standard will have on the Company's financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the effect that the adoption of this standard will have on the Company's financial statements.

        In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R provides additional guidance on improving the relevance, representational faithfulness, and comparability of the financial information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is in the process of evaluating the effect that the adoption of this standard will have on the Company's financial statements.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 applies to all entities that prepare consolidated financial statements and have an outstanding noncontrolling interest in one or more subsidiaries. SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is in the process of evaluating the effect that the adoption of this standard will have on the Company's financial statements.

        On December 21, 2007 the SEC staff issued Staff Accounting Bulletin No. 110 ("SAB 110"), which, effective January 1, 2008, amends and replaces SAB 107, Share-Based Payment. SAB 110 expresses the views of the SEC staff regarding the use of a "simplified" method in developing the expected life assumption in accordance with FASB Statement No. 123(R), Share-Based Payment. The use of the "simplified" method, was scheduled to expire on December 31, 2007. SAB 110 extends the use of the "simplified" method in certain situations. The SEC staff does not expect the "simplified" method to be used when sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available. The Company plans to track and capture employee exercise behavior in the future as a basis for its valuation assumptions. The Company currently uses simplified estimates as no options have yet been exercised.

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—RECEIVABLES

	January 31, 2008	January 31, 2007
Trade accounts	$4,210,302	$2,821,702
Finance receivables	14,525,122	5,190,428
Volume discounts	2,329,242	2,013,815
Warranty claims	1,054,263	749,811
Other	130,905	181,085

	$22,249,834	$10,956,841
Less allowance for doubtful accounts	(188,559)	(35,792)

	$22,061,275	$10,921,049

NOTE 3—INVENTORIES

	January 31, 2008	January 31, 2007
New equipment	$78,409,999	$48,431,945
Used equipment	44,478,010	41,913,153
Parts, tires and attachments	20,462,680	14,292,319
Work in process	2,416,177	1,616,445

	$145,766,866	$106,253,862

        In addition to the above amounts, the Company has estimated that a portion of its parts inventory will not be sold in the next operating cycle. Accordingly, these balances have been classified as noncurrent assets.

NOTE 4—PROPERTY AND EQUIPMENT

	January 31, 2008	January 31, 2007
Rental fleet equipment	$2,788,835	$—
Machinery and equipment	5,597,550	3,846,009
Vehicles	8,538,463	6,074,115
Furniture and fixtures	3,557,362	2,427,104
Land, buildings, and leasehold improvements	3,506,882	1,606,644

	23,989,092	13,953,872
Less accumulated depreciation	(7,966,756)	(5,778,767)

	$16,022,336	$8,175,105

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—INTANGIBLE ASSETS AND GOODWILL

        The following is a summary of non-goodwill intangibles as of January 31, 2008 and 2007:

	2008	2007
Covenants not to compete	$759,330	$552,511
Less accumulated amortization	(422,088)	(383,635)

	$337,242	$168,876

        Future amortization expense is estimated as follows:

Years ending January 31,	Amount
2009	$67,435
2010	60,250
2011	52,725
2012	51,685
2013	51,685
Thereafter	53,462

$337,242

        Changes in the carrying amount of goodwill during the years ended January 31, 2008 and 2007 are summarized as follows:

Goodwill
Balance, January 31, 2006	$1,365,147
Arising in completed business combinations	2,371,000
Impairment losses	—

Balance, January 31, 2007	3,736,147
Arising in completed business combinations	4,534,986
Impairment losses	—

Balance, January 31, 2008	$8,271,133

NOTE 6—LINE OF CREDIT

        The Company had no amount outstanding on the line of credit with Bremer Bank National Association at January 31, 2008 and 2007. The agreement provides for available borrowings of $12,000,000 and carries a variable interest rate of prime minus 0.25% (5.75% at January 31, 2008) with monthly interest payments due, and has a maturity date of August 1, 2008. The line is secured by substantially all assets of the Company and a personal guarantee by its Chief Executive Officer.

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—LONG-TERM DEBT

	January 31, 2008	January 31, 2007
Fixed rate note payable to Bremer Bank, 8.0% interest rate, Monthly payments of $162,000 including interest, to August 2012, secured by substantially all assets and a personal guarantee by the Company's Chief Executive Officer	$7,450,998	$5,892,701
Fixed rate note payable to Bremer Bank, 8.0% interest rate. Monthly payments of $40,000 to December, 2012. Secured by substantially all assets and a personal guarantee by the Company's Chief Executive Officer	1,925,326	—
Fixed and variable rate notes payable to CNH America LLC (CNH) fixed rates at 3.25% to 10.35% and variable rates at prime plus 0.3% (6.3% at January 31, 2008), total monthly installment payments of $44,442 maturing August 2012. Secured by rental fleet equipment.	1,952,440	—
Fixed rate note to Aberdeen Equipment Co., 6.5% interest rate principal and interest payment of $34,206 due quarterly, balance due July 2011, unsecured	945,253	—
Variable rate note to CNH (7.60% at January 31, 2008), monthly payments of $43,142, maturing May 2009, secured by parts. Variable interest rate at prime plus 1.6%	690,270	1,164,831
Non-interest bearing notes to CNH, monthly payments of $22,624, maturing June 2010, secured by parts. Variable interest rate at prime + 1.6% rate beginning July 2008	656,104	—
Non-interest bearing note to CNH, monthly payments of $27,147, maturing October 2009, secured by parts. Variable interest rate at prime + 1.6% rate beginning November 2008	570,080	—
Non-interest bearing notes to CNH, in varying monthly installments, various maturity dates through February 2010, secured by parts	1,162,146	1,126,235
Variable rate notes payable to CNH 7.5% at January 31, 2008, due in quarterly installments of $29,986, including interest. Balance due July 2008. Secured by equipment. Variable interest rate at prime plus 1.5%	569,734	—
Fixed rate notes payable to Ford Motor Credit and GMAC (5.99% to 9.85%), due in monthly installments including interest and various maturity dates thru December 2012, secured by vehicles	291,428	268,680
Fixed rate note to Avoca Implement and Greenfield Implement 10.0%, monthly payments of $18,920. Matures January 2011, secured by equipment	759,080	—
Fixed rate note to Textron Financial, 7.09%, monthly payments of $4,969, matures January 2018, secured by company asset	549,583	—

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—LONG-TERM DEBT (Continued)

Variable rate note to CNH Capital America LLC, prime plus 1.5% (7.50% at January 31, 2008). Quarterly payments of $22,000 due beginning May 31, 2008. Due November 2008	440,000	—
Non-interest bearing note payable under non-compete agreement, due in monthly installments which are capped at $3,333 per month, actual payment calculated from related store profits	210,152	—
Fixed rate note payable to the Northwest Minnesota Foundation, 5.5%, amortized over 10 years, due August, 2009, secured by real estate and equipment	160,405	—
Variable rate notes payable to Case Credit, secured by equipment	—	138,000
Fixed rate note payable to former owner of Red Power International, 6.25%, monthly payments of $3,193, due 4/1/11, unsecured	123,000	—
Variable rate note payable to CNH Capital America LLC, prime plus 1.6% (7.6% at January 31, 2008), through April 2010, payments of $32,252 due annually, secured by equipment	96,758	129,010
Variable interest note payable with related party (6.0% at January 31, 2008), monthly interest only payments adjusting to Wells Fargo prime, matures in March 2008, unsecured	117,000	117,000
Variable rate note payable to CNH Capital America LLC, prime plus 1.5% (7.5% at January 31, 2008), quarterly payment of $3,332, due beginning November 2007, balloon due August 2008	63,128	—
Non-interest bearing note payable to Fargo Tractor and Equipment, Inc., due in quarterly installments of $3,750, to January 2009, unsecured	3,750	18,750
Variable rate note to Bremer Bank due in monthly installments of $11,742, including interest, to January 2014, secured by substantially all assets and stockholder guarantees	—	750,000
Non-interest bearing note payable under non-compete agreement, due in annual installments on March 1 of each year through 2007	—	6,000

	18,736,635	9,611,207
Less current maturities	(5,653,840)	(2,823,609)

	$13,082,795	$6,787,598

        Under covenants in the Bremer Bank note payable and a Bremer Bank floorplan agreement, the Company has agreed, among other things, to (1) comply with equipment and parts inventory turn ratios and (2) maintain various financial ratio levels.

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—LONG-TERM DEBT (Continued)

        Additionally, under covenants of the above note payable with Case Credit Corporation, the Company has agreed, among other things, to maintain various financial ratio levels and to submit certain financial information.

        As of January 31, 2008, the Company was in compliance with all of the above covenants.

        Long-term debt maturities are as follows:

12 Months Ending January 31,	Amount
2009	$5,653,840
2010	3,982,388
2011	3,240,000
2012	3,354,388
2013	2,069,314
Thereafter	436,705

$18,736,635

NOTE 8—FLOORPLAN NOTES PAYABLE

        Floorplan notes payable with a bank and manufacturers carry various interest rates ranging from 6.2% to 9.5% and are secured by substantially all assets of the Company. The Bremer Bank floorplan note payable, with a balance of $353,839 at January 31, 2008, is also secured by the personal guarantee of the Company's Chief Executive Officer. Repayment terms vary by individual notes, but generally payments are made from sales proceeds or rental revenue from the related inventories.

NOTE 9—ACCRUED EXPENSES

	January 31, 2008	January 31, 2007
Interest	$91,354	$82,830
Compensation	5,253,561	1,752,564
Sales and payroll taxes	445,669	228,071
Health insurance claims liability	230,258	172,000
Other	117,000	52,212

	$6,137,842	$2,287,677

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—SUBORDINATED DEBENTURES

	January 31, 2008	January 31, 2007
10% debentures to former owners of H.C. Clark Implement Co., interest payments due annually, balance due May 2010, unsecured, subordinated to bank and manufacturer debt	$550,000	$550,000
9% debentures to Vern Anderson, former owner of Vern Anderson Inc, interest payments due quarterly, balance due December 2010, unsecured, subordinated to bank and manufacturer debt	450,000	450,000
10% debentures to Bernard Smith, former owner of Smith International, interest payments due annually, balance due March 2010, unsecured, subordinated to bank and manufacturer debt	300,000	300,000
10.5% debentures to CNH Capital America, LLC, $7,500,000 available, interest payments due quarterly, balance due April 2012, unsecured, subordinated to bank and manufacturer debt	—	7,248,912
9%-10% debentures to stockholders, interest payments due annually, balance due November 2012, unsecured, subordinated to bank and manufacturer debt(1)	—	3,350,000
7% debentures to CNH Capital America, LLC, interest payments due annually, balance due November 2012, unsecured, subordinated to bank and manufacturer debt	—	3,000,000
10.5% debentures to Titan Income Holdings, LLLP, $2,000,000 available, interest payments due quarterly, balance due April 2012, unsecured, subordinated to bank and manufacturer debt(2)	—	1,705,500
5% debentures to stockholders, interest payments due annually, balance due November 2012, unsecured, subordinated to bank and manufacturer debt(1)	—	142,424

	$1,300,000	$16,746,836

(1)
These debentures were issued in January 2003 to the following related parties: David Meyer, Chief Executive Officer, $536,965; C.I. Farm Power, Inc., affiliated with Peter Christianson, President and Chief Financial Officer, $1,739,292; Adam Smith Growth Partners, affiliated with Tony Christianson, a director, $755,000; David Christianson, the brother of Tony and Peter Christianson, $100,000; Adam Smith Activist Fund, LLC, affiliated with Tony Christianson, $196,500; and Earl Christianson, father of Tony and Peter Christianson, $164,667.

(2)
The Titan Income Holdings, LLLP debentures were issued with an offering completed April 2005. Titan Income Holdings is a limited liability limited partnership in which one of its general partners is Adam Smith Companies, affiliated with Tony Christianson, a director. Titan Income Holdings limited partners include Gordon Paul Anderson, a director, who holds a 2.5% interest, and James Irwin, a director, who holds a 4.9% interest through the Irwin Revocable Trust.

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—SUBORDINATED DEBENTURES (Continued)

        Scheduled future maturities of subordinated debentures are $1,300,000 in the year ending January 31, 2011. Accrued interest payable related to the subordinated debentures totaled $20,418 and $330,441 as of January 31, 2008 and 2007.

        In conjunction with its initial public offering, the Company exchanged or converted all outstanding convertible subordinated debentures of $6,350,000 into 2,308,648 shares of common stock and retired $9,442,424 in subordinated debentures. As a result of these transactions, the Company recognized debt retirement costs of $3,823,574. The debt retirement costs consisted of $2,406,554 of conversion costs, $1,065,000 of repayment penalties and $352,020 of unamortized debt issuance costs.

NOTE 11—OPERATING LEASES AND RELATED PARTY TRANSACTIONS

        The Company leases building space from Meyer Family Limited Partnership, an entity affiliated by common ownership, under three operating leases. The leases are on a month-to-month basis with rentals negotiated annually ($22,000 per month at January 31, 2008). The leases provide that the lessee pay all property taxes, utilities, insurance and all expenses necessary for the general upkeep of the buildings. The Company paid rent of $264,000, $304,100 and $304,100 under these leases for the years ended January 31, 2008, 2007 and 2006, respectively.

        The Company leases buildings on 20 different operating lease agreements from Dealer Sites, LLC, an entity affiliated by common ownership, with monthly rentals of $196,376 at January 31, 2008. Rent expense for these leases totaled $1,823,032, $940,988 and $595,440 for the years ended January 31, 2008, 2007 and 2006, respectively. The leases expire on various dates through December 2022. The leases provide that the lessee pay all property taxes, utilities, insurance and all expenses necessary for the general upkeep of the building.

        The Company leases buildings on operating leases from Padre Partnership and Landco LLC, companies also affiliated through common ownership. The leases expire October 2008 and December 2008, respectively, and have monthly rentals of $8,000 and $6,500, respectively. In addition, through August 31, 2007 the Company leased a building from C.I. Form Power, Inc., a company also affiliated through common ownership. This lease had a monthly rental of $8,250. Rent expense for these leases totaled $326,250 for the year ended January 31, 2008, $215,000 for the year ended January 31, 2007, and $195,000 for the year ended January 31, 2006.

        The Company also leases 14 additional buildings under operating lease agreements with unrelated parties. The leases expire at various dates through July 2022.

        The Company also leases office equipment under various operating lease agreements. Rent and lease expense under these agreements and the leases noted above totaled $3,232,097, $2,167,998 and $1,603,468 during the years ended January 31, 2008, 2007 and 2006, respectively.

        The Company's operating lease agreements are structured using straight line payment terms over the minimum lease period.

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—OPERATING LEASES AND RELATED PARTY TRANSACTIONS (Continued)

        Approximate minimum future lease payments are as follows:

Years ending January 31,	Amount
2009	$3,791,884
2010	3,449,681
2011	3,100,019
2012	2,925,838
2013	2,633,848
Thereafter	$23,840,535

$39,741,805

        Three lease agreements grant the lessor the right to require the Company to purchase the leased premises during or at the conclusion of the lease term. If the lessors exercise this right, the Company would be obligated to pay up to $1,305,000 for building assets. Of this amount, $280,000 could be required beginning in fiscal 2009, while the remaining $1,025,000 could be required in fiscal 2011.

        The Company paid Cherry Tree Securities, LLC, affiliated with Tony Christianson, a director, a fee of $125,000 related to successful completion of the initial public offering.

NOTE 12—INCOME TAXES

        Net deferred tax assets and liabilities consist of the following components as of January 31, 2008 and 2007:

	2008	2007
Deferred tax assets
Inventory allowances	$604,000	$353,000
Other accrued liabilities	279,000	79,000
Receivables	75,000	14,000
Stock based compensation	69,000	16,000

	$1,027,000	$462,000

Deferred tax liabilities
Property and equipment	$1,801,000	$549,000
Intangibles	64,000	376,000

	$1,865,000	$925,000

        The components giving rise to the net deferred tax assets and liabilities described above have been included in the accompanying balance sheets as of January 31, 2008 and 2007 as follows:

	2008	2007
Current assets	$1,027,000	$462,000
Noncurrent liabilities	(1,865,000)	(925,000)

	$(838,000)	$(463,000)

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—INCOME TAXES (Continued)

        The provision for income taxes charged to income for the years ended January 31, 2008, 2007 and 2006 consists of the following:

	2008	2007	2006
Currently payable
Federal	$3,260,000	$1,949,000	$1,432,000
State	760,000	427,000	312,000
Deferred	90,000	74,000	(23,000)

	$4,110,000	$2,450,000	$1,721,000

        The reconciliation of the statutory federal income tax rate to the Company's effective rate is as follows:

	2008	2007	2006
U.S. Statutory Rate	35.0%	35.0%	35.0%
State taxes on income net of federal tax benefit	5.3%	4.6%	4.5%
Unrecognized tax benefits	4.5%	—	—
All other, net	(0.7)%	0.6%	(0.9)%

	44.1%	40.2%	38.6%

Uncertain Tax Positions

        On February 1, 2007, the Company adopted the provisions of Financial Interpretations No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (Issued 6/06) ("FIN 48"). The Company did not record any uncertain tax positions as a result of the initial adoption of FIN 48 but did record an unrecognized tax benefit during the year ending January 31, 2008. This unrecognized tax benefit is included in other long term liabilities on the Company's Consolidated Balance Sheet. A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

January 31, 2008
Balance at February 1, 2007	$—
Additions for tax positions related to current year	420,000
Additions/reductions for tax positions taken in prior years	—
Reductions for tax positions as a result of:
Settlements	—
Lapse of statute of limitations	—

Balance at January 31, 2008	$420,000

        If recognized, the full $420,000 of unrecognized tax benefits would affect the Company's effective tax rate. No amount of interest or penalties was recognized in the Statement of Operations or in the Balance Sheets. The Company files income tax returns in the U.S. federal jurisdiction and various

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—INCOME TAXES (Continued)

states and is no longer subject to U.S. federal and state income tax examinations by tax authorities for fiscal years ending prior to January 31, 2005.

NOTE 13—CAPITAL STRUCTURE

        The Company effected a reincorporation from North Dakota to Delaware on December 11, 2007, the closing date of the Company's initial public offering.

        The Company's certificate of incorporation provides the Company with the authority to issue 30,000,000 shares of $0.00001 par value stock, consisting of 25,000,000 shares of common stock and 5,000,000 shares classified as undesignated. The Company did not have sole control over the redemption features of its convertible preferred stock outstanding prior to its initial public offering and therefore classified all of this stock as redeemable securities, which was excluded from Stockholder's Equity as of January 31, 2007.

        All convertible preferred stock was converted into common stock concurrent with the closing of the initial public offering.

Series A Preferred Stock

        Holders of Series A Preferred shares were entitled to annual dividends at the rate of $0.21 per share. Preferred dividends were cumulative on these shares, and no dividends or distributions could be paid on outstanding common shares until all accrued and unpaid dividends on the Series A convertible preferred shares were paid. In addition, ten years after the original issuance, the preferred stockholders could have required the Company to redeem the preferred shares for the original preferred share purchase price ($3.00 per share), plus any preferred return to which the stockholders could have been entitled.

        There were no shares and 341,672 Series A convertible preferred shares issued and outstanding as of January 31, 2008 and 2007, respectively. A dividend was declared and all accumulated dividends were paid during the year ended January 31, 2008. There were no dividends declared or paid for the year ended January 31, 2007. Accumulated unpaid dividends totaled $0 and $273,850 at January 31, 2008 and 2007, respectively.

Series B Preferred Stock

        Holders of Series B preferred shares were entitled to annual dividends at the rate of $0.245 per share. These preferred dividends were cumulative, and no dividends or distributions could be paid on outstanding common shares until all accrued and unpaid dividends on the Series B convertible preferred shares were paid. In addition, ten years after the original issuance, the preferred stockholders could have required the Company to redeem the preferred shares for the original purchase price ($3.50 per share) plus any preferred return to which the stockholders could have been entitled.

        There were no shares and 125,001 Series B convertible preferred shares issued and outstanding as of January 31, 2008 and 2007, respectively. Accumulated unpaid dividends totaled $0 and $79,115 at January 31, 2008 and 2007, respectively.

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—COMMON STOCK OPTIONS AND WARRANTS

Common Stock Warrants

        In April 2003, the Company issued stock warrants to Cherry Tree Securities, LLC, whose chairman is a director of the Company, for 11,917 shares of common stock at an exercise price of $3.00 per share. The warrants terminate on April 7, 2013. In August 2004, the Company issued an additional 6,071 stock warrants to Cherry Tree Securities at an exercise price of $3.50 per share. These warrants terminate on July 1, 2014.

        In addition, the Company issued stock warrants in April 2005 to an outside party for 115,650 shares of common stock at an exercise price of $3.50 per share. These warrants expire on April 7, 2013.

        In January 2006 and March 2006, the Company issued stock warrants to a manufacturer for 160,625 and 80,313 shares of common stock, respectively, at an exercise price of $4.50 per share. These warrants were exercised prior to, and the shares of common stock issued in connection therewith were sold in, the Company's initial public offering.

        The following is a summary of outstanding stock purchase warrants as of January 31, 2008:

	Outstanding Warrants
Issue Date	Number	Exercise Price	Fair Value Assigned	Purpose of Issuance
April 2003	11,917	$3.00	$11,200	Facilitate preferred stock issuance
August 2004	6,071	$3.50	$6,600	Facilitate preferred stock issuance
April 2005	115,650	$3.50	$126,000	Subordinated debt financing transaction

        Outstanding stock warrants are valued using the Black Scholes option pricing model. Assumptions used to value the warrants are similar to those used in valuing the stock options as described below. Warrants issued in conjunction with a debt offering are valued and classified as Additional Paid-In Capital, per APB 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.

Stock Award Plans

        The Company implemented the 2005 Equity Incentive Plan, a stock-based compensation plan, during the year ended January 31, 2006. In August 2007, the plan was amended to increase the number of shares available under the plan from 500,000 to 1,000,000 shares. The purpose of the plan is to provide incentive compensation to participants for services that have been or will be performed for continuing as employees or members of the board of directors of the Company. Under the plan, the Company may grant options and restricted stock for up to 1,000,000 shares of common stock under all forms of awards. The Company has elected to account for stock options and restricted stock using the fair value method under SFAS 123(R). Shares issued for option exercises may be either authorized but unissued shares, or shares of treasury stock acquired in the open market.

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—COMMON STOCK OPTIONS AND WARRANTS (Continued)

        The following table summarizes stock option activity for the years ended January 31, 2008 and 2007:

Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 31, 2006	9,250	$4.00
Granted	105,667	4.50
Exercised	—	—

Outstanding at January 31, 2007	114,917	$4.46	8.92	$4,597
Granted	368,335	8.14
Exercised	—	—

Outstanding at January 31, 2008	483,252	$7.43	9.13	$4,374,084

Options exercisable at January 31, 2007	19,917	$4.27	8.54	$33,700

Options exercisable at January 31, 2008	49,085	$4.41	8.08	$592,663

        The following table summarizes restricted stock activity for the years ended January 31, 2008 and 2007:

Restricted Stock	Shares	Weighted Average Remaining Contractual Term
Outstanding at January 31, 2006	—	—
Granted	15,388
Forfeited	—
Issued	(3,901)

Outstanding at January 31, 2007	11,487	5.00
Granted	66,933
Forfeited	—
Issued	(1,914)

Outstanding at January 31, 2008	76,506	3.22

        The fair value of each stock-based award granted is estimated using the Black-Scholes pricing model. The following assumptions were made in estimating fair value:

Assumption	Fixed Plan
Dividend Yield	0%
Risk-free interest rate	3.6 - 4.9%
Expected life	3 - 10 years
Expected volatility	14 - 22%

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—COMMON STOCK OPTIONS AND WARRANTS (Continued)

        Prior to the Company's initial public offering, the expected volatility was based upon management's best estimate of the value of the shares based upon the Company's internal market. Subsequent to the offering, the Company will estimate its volatility using its quoted market price. The expected life assumptions for options currently granted is based upon the average expected term of service by directors and contractual term of the agreements for employees. The following is a summary of the status of options outstanding and exercisable at January 31, 2008 under the fixed share-based payment plan:

	Outstanding Options
Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable Options Number
$4.00	9,250	7 years	$4.00	9,250
4.50	119,002	8.1 years	4.50	39,835
7.50	80,000	9.5 years	7.50	—
8.50	181,000	10 years	8.50	—
9.35	94,000	10 years	9.35	—

        The weighted average grant date fair value of options granted during the years ended January 31, 2008, 2007 and 2006 was $2.94, $1.80 and $1.56, respectively. The weighted average grant date fair value of restricted stock granted during the years ended January 31, 2008, 2007 and 2006 was $8.50, $3.25 and $0, respectively. Compensation cost charged to operations under the equity incentive plan was $127,100 and $58,107 for the years ended January 31, 2008 and 2007, respectively. For the year ended January 31, 2006, the amount of compensation cost to be charged to operations was determined to be immaterial. The income tax benefit recognized from all stock-based compensation arrangements was $50,800, $22,700 and $0, respectively, for the years ended January 31, 2008, 2007 and 2006. The income tax benefit realized from all stock-based payment arrangements was $5,750, $6,550 and $0 for the years ended January 31, 2008, 2007 and 2006, respectively. For the years ended January 31, 2008, 2007 and 2006, no options were exercised. As of January 31, 2008, there was $1,113,100 of unrecognized compensation cost on non-vested awards related to the stock incentive plan. That cost is expected to be recognized over a weighted-average period of 4.7 years.

NOTE 15—EMPLOYEE BENEFIT PLANS

        The Company has a 401(k) profit-sharing plan for those full-time employees at least 19 years of age. The Company makes matching contributions of 50% of qualifying employee elective contributions to the plan. The Company's matching contributions to the plan of $698,996, $505,797 and $301,552 were charged to expense for the years ended January 31, 2008, 2007 and 2006, respectively. In addition, the Company may make a discretionary contribution to the plan as determined by the board of directors, with a maximum amount equal to the amount allowed under the Internal Revenue Service regulations. The Company did not make any discretionary contributions to the plan for the years ended January 31, 2008, 2007 and 2006.

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—CONTINGENCIES

Guarantees of Customer Credit

        The Company may provide a guarantee to the third party who is financing the customer's purchase. The third party financing is secured by the equipment the customer has purchased; however, the Company may still be liable to the third party financer in certain circumstances. The Company's outstanding customer guarantees as of January 31, 2008, 2007 and 2006 were $483,000, $2,879,000 and $3,192,000, respectively. Management believes the contingent liability related to these guarantees is not material due to the securitization of the financing by the equipment and the Company's history with these arrangements.

NOTE 17—BUSINESS COMBINATIONS

        The Company continued to implement its strategy of consolidating dealerships in desired market areas. Below is a summary of the acquisitions completed for the years ended January 31, 2008, 2007 and 2006. In certain of the business combination transactions the Company recognized goodwill. Factors contributing to the recognition of goodwill include an evaluation of enterprise value, historical financial performance, estimated industry potential within the market and the market territory relationship to other existing and future planned Company locations. Pro forma results are not presented as the acquisitions are not considered material, individually or in aggregate, to the Company.

Fiscal 2008

Avoca Operations, Inc. and Greenfield Operations, Inc.

        On January 2, 2008, the Company acquired 100% of the outstanding stock of Avoca Operations, Inc. and Greenfield Operations, Inc. in a related transaction. The dealerships are located in Avoca and Greenfield, Iowa, and are contiguous to existing markets. The total cash purchase price was $3,784,164. The Company expects the allocation of the purchase price will be finalized during the fiscal year ending January 31, 2009.

Reiten and Young International, Inc.

        On December 1, 2007, the Company acquired Reiten and Young International, Inc. The dealership is located in Grand Forks, North Dakota, and is contiguous to existing markets. The purchase price of the dealership was $1,999,999 in Company common stock. The Company expects the allocation of the purchase price will be finalized during the fiscal year ending January 31, 2009.

Twin City Implement, Inc.

        On November 13, 2007, the Company acquired the assets of Twin City Implement, Inc. The dealership is located in Mandan, North Dakota and is contiguous to existing markets. The acquisition increases the Company's market share in the west/central part of North Dakota. The total cash purchase price was $1,891,291.

Red Power International

        On August 1, 2007, the Company acquired Red Power International. The dealerships are located in Minnesota and contiguous to existing markets. The acquisition expands the Company's market share in the state. The Company acquired 100% of the common stock of Red Power International, Inc. in

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17—BUSINESS COMBINATIONS (Continued)

exchange for 323,533 shares of Series D convertible preferred stock issued by the Company and valued at $2,426,497. The Company's Series D convertible preferred stock was automatically converted into common stock of the Company in connection with the Company's initial public offering. The Company expects the allocation will be finalized during the fiscal year ending January 31, 2009.

Aberdeen Equipment, Huron Equipment and Redfield Equipment

        On April 13, 2007, the Company acquired the assets of the related entities of Aberdeen Equipment, Huron Equipment and Redfield Equipment. The dealerships are located in South Dakota and contiguous to existing markets. The acquisition expands the Company's market share in the state. The total cash purchase price was $4,095,864.

Richland County Implement

        The Company acquired the assets of Richland County Implement in February 2008. The total cash purchase price was $1,030,713. Through the acquisition, the Company increased its market share in existing markets in the Wahpeton area and gained control of the New Holland dealership.

        The allocation of the purchase price in the above business combinations is presented in the following table:

	Avoca and Greenfield Operations Inc.	Reiten and Young International Inc.	Twin City Implement Inc.	Red Power International	Aberdeen, Huron, and Redfield Equipment	Richland County Implement	Total
Cash	$—	$409,904	$350	$288,810	$—	$—	$699,064
Accounts receivable	1,226,136	392,250	—	907,528	112,788	—	2,638,702
Inventories	10,230,045	3,629,433	3,705,167	6,657,915	4,648,779	3,458,636	32,329,975
Property and equipment	778,000	312,589	437,319	635,882	600,000	172,685	2,936,475
Goodwill	681,070	435,490	600,000	318,427	2,500,000	—	4,534,987
Other current assets	—	28,808	—	26,940	—	—	55,748

	$12,915,251	$5,208,474	$4,742,836	$8,835,502	$7,861,567	$3,631,321	$43,194,951

Accounts Payable	$778,000	$158,250	$192,630	$224,563	$2,383,568	$250,000	$3,987,011
Floorplan notes payable	8,072,017	2,940,226	2,658,915	5,593,370	382,135	2,220,608	21,867,271
Other liabilities assumed	—	—	—	389,553	—	130,000	519,553
Long term debt	—	—	—	—	1,000,000	—	1,000,000
Deferred tax liability	281,070	109,999	—	201,518	—	—	592,587

	$9,131,087	$3,208,475	$2,851,545	$6,409,004	$3,765,703	$2,600,608	$27,966,422

Consideration given	$3,784,164	$1,999,999	$1,891,291	$2,426,498	$4,095,864	$1,030,713	$15,228,529

        Of the total goodwill of $4,534,987 recorded in the acquisition transactions during the year ended January 31, 2008, $3,100,000 is expected to be deductible for tax purposes.

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17—BUSINESS COMBINATIONS (Continued)

Fiscal 2007

Farm Power, Inc. of Minnesota and FPI Leasing

        On March 31, 2006, the Company acquired 100% of the outstanding common stock of Farm Power, Inc. of Minnesota and its wholly owned subsidiary, Fergus International, Inc. In addition, as of the same date, the Company purchased the inventory of FPI Leasing, an entity related to Fargo Power Inc. of Minnesota through common ownership. The total cash purchase price for the dealership was $7,868,158.

Piorier Equipment Company, Inc & RAJ Equipment

        On June 15, 2006, the Company acquired the assets of Piorier Equipment Company, Inc and RAJ Equipment, its related entity. The total cash purchase price was $4,304,990.

        The allocation of the purchase price in the above business combinations is presented in the following table:

	Farm Power Inc. of MN and FPI Leasing	Piorier Equipment Company, Inc. & RAJ Equipment	Total
Cash	$85,095	$—	$85,095
Accounts receivable	22,731	—	22,731
Inventories	9,106,919	7,941,054	17,047,973
Property and equipment	1,100,000	631,225	1,731,225
Goodwill	2,371,000	—	2,371,000

	$12,685,745	$8,572,279	$21,258,024

Floorplan notes payable	$3,579,337	$4,267,289	$7,846,626
Other liabilities assumed	842,250	—	842,250
Deferred tax liability	396,000	—	396,000

	$4,817,587	$4,267,289	$9,084,876

Consideration given	$7,868,158	$4,304,990	$12,173,148

        Of the total goodwill of $2,371,000 recorded in the acquisition transactions during the year ended January 31, 2007, none is expected to be deductible for tax purposes.

Fiscal 2006

Smith International Inc.

        On March 1, 2005, the Company acquired the assets of Smith International, Inc. The total cash purchase price for the dealership was $1,222,271.

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17—BUSINESS COMBINATIONS (Continued)

H.C. Clark Implement Co., Inc.

        On May 16, 2005, the Company acquired the assets of H.C. Clark Implement Co., Inc. The total cash purchase price for the dealership was $768,514.

Dike, Iowa

        On November 1, 2005, the Company assumed management of the operations of a dealership located in Dike, Iowa. The Company initially operated the dealership as an independent contractor authorized by Case New Holland. A group with common ownership interests purchased the buildings at the site in December 2006. The Company currently leases the facility for $6,500 per month and utilizes the location as an outlet store.

Vern Anderson, Inc.

        On November 1, 2005, the Company acquired the assets of Vern Anderson, Inc. The total cash purchase price for the dealership was $585,229.

        The allocation of the purchase price in the above business combinations is presented in the following table:

	Smith International Inc.	H.C. Clark Implement Co Inc.	Vern Anderson Inc.	Total
Accounts receivable	$66,728	$—	$—	$66,728
Inventories	4,275,742	2,501,249	4,083,816	10,860,807
Property and equipment	236,000	200,000	829,239	1,265,239
Goodwill	300,000	100,000	—	400,000

	$4,878,470	$2,801,249	$4,913,055	$12,592,774

Floorplan notes payable	$3,356,199	$1,482,735	$3,877,826	$8,716,760
Other liabilities assumed	300,000	550,000	450,000	1,300,000
Deferred tax liability	—	—	—	—

	$3,656,199	$2,032,735	$4,327,826	$10,016,760

Consideration given	$1,222,271	$768,514	$585,229	$2,576,014

        Of the total goodwill of $400,000 recorded in the acquisition transactions during the year ended January 31, 2006, $400,000 is expected to be deductible for tax purposes.

NOTE 18—FAIR VALUE OF FINANCIAL INSTRUMENTS

        The fair value of a financial instrument is generally defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale. Quoted market prices are generally not available for the Company's financial instruments. Accordingly, fair values are based on judgments regarding anticipated cash flows, future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates involve uncertainties and matters of judgment, and therefore cannot be

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17—BUSINESS COMBINATIONS (Continued)

determined with precision. Changes in assumptions could significantly affect the estimates. As explained in Note 1, actual results could differ from the estimates.

        The carrying amount of cash, receivables, payables, short-term debt and other current liabilities approximates fair value because of the short maturity and/or frequent repricing of those instruments. Based upon current borrowing rates with similar maturities, the fair value of the long-term debt approximates the carrying value as of January 31, 2008 and 2007.

NOTE 19—SUBSEQUENT EVENTS

        On February 1, 2008, the Company acquired certain assets of an agricultural equipment dealership in Roseau, Minnesota for approximately $3.3 million paid in cash.

Schedule II—Valuation and Qualifying Accounts and Reserves

Titan Machinery Inc.

Classification	Beginning Balance	Additions Charged to Expenses	Deductions for Write-offs	Ending Balance
Valuation reserve deduction from receivables:
Year ended January 31, 2008	$35,792	$367,248	$(214,481)	$188,559
Year ended January 31, 2007	34,116	46,359	(44,683)	35,792
Year ended January 31, 2006	22,894	159,290	(148,068)	34,116

Classification	Beginning Balance	Additions Charged to Cost of Revenue	Deductions for Write-offs	Ending Balance
Valuation reserve deduction from inventory:
Year ended January 31, 2008	$143,300	$483,356	$—	$626,656
Year ended January 31, 2007	161,600	(18,300)	—	143,300
Year ended January 31, 2006	131,200	30,400	—	161,600

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

  (a)
  Evaluation of disclosure controls and procedures. After evaluating the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 ("the Exchange Act") as of the end of the period covered by this annual report, our Chief Executive Officer and Chief Financial Officer, with the participation of the Company's management, have concluded that the Company's disclosure controls and procedures are effective to ensure that information that is required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities Exchange Commission. Our Chief Executive Officer and Chief Financial Officer, with the participation of the Company's management, have also concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

    Based on evaluations occurring prior to the end of the period covered by this annual report, our Chief Executive Officer and Chief Financial Officer concluded that certain internal control deficiencies existed. In light of these deficiencies, management took the actions, as discussed below, prior to and during the fourth quarter to address such deficiencies.

  (b)
  Changes in internal controls.    There has not been any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) as promulgated by the Securities and Exchange Commission under the Act) during its most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. During the fourth quarter of fiscal 2008, the Company continued to implement the actions identified in its Form 10-Q for the Company's third quarter of fiscal 2008 relating to remediating past control deficiencies.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Other than the information included in Part I of this Form 10-K under the heading "Executive Officers of the Registrant," the information required by Item 10 is incorporated by reference to the sections labeled "Election of Directors," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance," all of which appear in our definitive proxy statement for our 2008 Annual Meeting.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated herein by reference to the sections entitled "Executive Compensation," "Non-Employee Director Compensation," "Compensation Committee," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report," all of which appear in our definitive proxy statement for our 2008 Annual Meeting.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 is incorporated herein by reference to the sections entitled "Principal Stockholders and Management Stockholdings" and "Equity Compensation Plan Information," which appear in our definitive proxy statement for our 2008 Annual Meeting.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Item 13 is incorporated herein by reference to the sections entitled "Corporate Governance—Independence" and "Certain Relationships and Related Party Transactions," which appear in our definitive proxy statement for our 2008 Annual Meeting.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by Item 14 is incorporated herein by reference to the section entitled "Fees of the Independent Registered Public Accounting Firm," which appears in our definitive proxy statement for our 2008 Annual Meeting.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

  (a)
  Documents filed as part of this report.

  (1)
  Financial Statements.    The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

      Report of Eide Bailly LLP on Consolidated Financial Statements and Financial Statement Schedule as of January 31, 2008 and 2007 and for each of the three years in the period ended January 31, 2008

      Consolidated Balance Sheets as of January 31, 2008 and 2007

      Consolidated Statements of Operations for each of the three years in the period ended January 31, 2008

      Consolidated Statements of Stockholders' Equity for each of the three years in the period ended January 31, 2008

      Consolidated Statements of Cash Flows for each of the three years in the period ended January 31, 2008

      Notes to Consolidated Financial Statements

    (2)
    Financial Statement Schedules.    The following consolidated financial statement schedule is included in Item 8:

      Schedule II—Valuation and Qualifying Accounts and Reserves

      All other financial statement schedules have been omitted, because they are not applicable, are not required, or the information is included in the Financial Statements or Notes thereto

    (3)
    Exhibits.    See "Exhibit Index to Form 10-K" immediately following the signature page of this Form 10-K

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 28, 2008

TITAN MACHINERY INC.
By	/s/ DAVID J. MEYER David J. Meyer, Chairman and Chief Executive Officer	By	/s/ PETER CHRISTIANSON Peter Christianson, President and Chief Financial Officer

POWER OF ATTORNEY

        Each person whose signature appears below constitutes DAVID J. MEYER and PETER CHRISTIANSON his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ DAVID J. MEYER David Meyer	Chairman and Chief Executive Officer (principal executive officer)	April 28, 2008
/s/ PETER CHRISTIANSON Peter Christianson	President and Chief Financial Officer, Director (principal financial and accounting officer)	April 28, 2008
/s/ GORDON PAUL ANDERSON Gordon Paul Anderson	Director	April 28, 2008
/s/ TONY CHRISTIANSON Tony Christianson	Director	April 28, 2008
/s/ JAMES WILLIAMS James Williams	Director	April 28, 2008
/s/ JAMES IRWIN James Irwin	Director	April 28, 2008
/s/ JOHN BODE John Bode	Director	April 28, 2008

EXHIBIT INDEX
TITAN MACHINERY INC.
FORM 10-K

No.	Description
3.1***	Certificate of Incorporation of the registrant
3.2***	Bylaws of the registrant
4.1***	Specimen Certificate representing shares of common stock of Titan Machinery Inc.
4.2***	Common Stock Purchase Warrant, dated April 7, 2003, in favor of Cherry Tree Securities, LLC.
4.3***	Common Stock Purchase Warrant, dated August 1, 2004, in favor of Cherry Tree Securities, LLC.
4.4***	Common Stock Purchase Warrant, dated April 15, 2005, in favor of Titan Income Holdings, LLLP.
4.5***	Common Stock Purchase Warrant, dated February 15, 2005, in favor of Titan Income Holdings, LLLP.
4.6***	Form of Director Warrant.**
10.1***	2005 Equity Incentive Plan**
10.2***	Employment Agreement, dated November 16, 2007, between David Meyer and the registrant**
10.3***	Employment Agreement, dated November 16, 2007, between Peter Christianson and the registrant**
10.4***	Non-employee Director Compensation Policy**
10.5***	Agricultural Equipment Sales & Service Agreement, dated December 31, 2002, between Case, LLC and the registrant
10.6***	Construction Equipment Sales & Service Agreement, dated effective April 8, 2003, between Case, LLC and the registrant
10.7***	Dealer Agreement, dated April 14, 2003, between New Holland North America, Inc. and the registrant, as amended December 27, 2005 and December 9, 2006.
10.8***	Construction Equipment Sales & Service Agreement, dated effective June 15, 2006, between CNH America, LLC and the registrant
10.9***	Dealer Agreement, effective February 20, 2007, between CNH America LLC and the registrant
10.10***	Dealer Agreement, dated effective June 22, 2006, between CNH America LLC and the registrant
10.11***	Dealer Agreements, dated effective April 1, 2006, between CNH America and the registrant
10.12***	Dealer Agreement, dated April 1, 2005, between CNH America LLC and the registrant.
10.13***	Dealer Agreement, dated effective January 1, 2000 between New Holland North America, Inc. and the registrant
10.14***	Dealer Security Agreements between New Holland North America, Inc. and the registrant

10.15***	Dealer Security Agreements between CNH America LLC and the registrant
10.16***	Lease by and between Rocking Horse Farm, LLC and the registrant, dated August 2, 2004, and Addendum No. 1 thereto dated September 13, 2005.
10.17***	Wholesale Floor Plan Credit Facility and Security Agreement, dated as of February 21, 2006, between CNH Capital America LLC and the registrant.
10.18***
Agreement for Wholesale Financing, dated June 29, 2004, between GE Commercial Distribution Finance Corporation and the registrant (and amendments dated January 24, 2007, November 7, 2005, June 29, 2004).
10.19***	Loan Agreement, dated August 7, 2007, between Bremer Bank, N.A. and the registrant.
10.20***	Shareholder Rights Agreement, dated April 7, 2003, by and between the registrant and the individuals listed on Schedule A.
10.21***	Amendment No. 1 to Shareholder Rights Agreement, dated January 31, 2006, by and between the registrant and the individuals listed on Schedule A.
10.22***	Form of Incentive Stock Option Agreement under the 2005 Equity Incentive Plan.
10.23***	Form of Non-Qualified Stock Option Agreement under the 2005 Equity Incentive Plan.
10.24***	Form of Restricted Stock Agreement under the 2005 Equity Incentive Plan.
10.25***	Amended and Restated Wholesale Floorplan Credit Facility and Security Agreement, dated November 13, 2007, between CNH Capital America LLC and the registrant.
10.26***	Consent and Agreement, dated November 13, 2007, between CNH Capital America LLC and the registrant.
10.27***	Amendment to Case IH Agricultural Equipment Sales and Service Agreement, dated November 14, 2007, between CNH America LLC and Red Power International, Inc.
10.28***	Amendment to Case IH Agricultural Equipment Sales and Service Agreements, dated November 14, 2007, between CNH America LLC and the registrant.
10.29***	Amendment to Case Construction Equipment Sales and Service Agreements, dated November 14, 2007, between CNH America LLC and the registrant.
10.30***	Amendment to Kobelco Construction Machinery America LLC Dealer Agreement, dated November 14, 2007, between Kobelco Construction Machinery America LLC and the registrant.
10.31***	Amendment to CNH America LLC Dealer Agreement for New Holland Construction Products, dated November 14, 2007, between CNH America LLC and the registrant.
10.32***	Amendment to CNH America LLC Dealer Agreement for New Holland Agricultural Equipment, dated November 14, 2007, between CNH America LLC and the registrant.
10.33***
Recapitalization Agreement, dated effective August 16, 2007, among the registrant, David J. Meyer, C.I. Farm Power, Inc., Peter Christianson, Adam Smith Growth Partners, L.P., Adam Smith Companies, LLC, Tony J. Christianson, Adam Smith Activist Fund, LLC, David Christianson and Earl Christianson.
10.34***	Form of Director and Officer Indemnification Agreement.
10.35***	Agreement, dated July 17, 2007, between Cherry Tree Securities, LLC and the registrant.

10.36***	Amendment to Loan Documents dated December 4, 2007 between the registrant and Bremer Bank, N.A.
10.37
Titan Machinery Inc. Fiscal 2009 Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2007).**
10.38	Titan Machinery Inc. Fiscal 2008 Executive Bonus Plan (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2007).**
10.39*	Compensation Arrangements for Executive Officers**
21	Subsidiaries of the Registrant: Transportation Solutions, LLC
23.1*	Consent of Eide Bailly, LLP
24.1	Power of Attorney (Included on Page II-4)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith

**
Indicates management contract or compensatory plan or arrangement.

***
Incorporated by reference to the corresponding exhibit numbers to our Registration Statement on Form S-1, Reg. No. 333-145526