Form 10-Q
period 2008-04-30
Titan Machinery Inc.
filed 2008-06-16
CIK 1409171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

Commission File No. 000-1409171

TITAN MACHINERY INC.

(Exact name of registrant as specified in its charter)

Delaware	No. 45-0357838
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

4876 Rocking Horse Circle

Fargo, ND 58104-6049

(Address of Principal Executive Offices)

Registrant’s telephone number (701) 356-0130

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO  ☒

The number of shares outstanding of the registrant’s common stock as of June 1, 2008 was: Common Stock, $0.00001 par value, 17,632,184 shares.

TITAN MACHINERY INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

TITAN MACHINERY INC.

CONSOLIDATED BALANCE SHEETS

	April 30,	January 31,
	2008	2008
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$41,968,933	$42,802,505
Receivables, net	28,170,302	22,061,275
Inventories	140,655,034	145,766,866
Prepaid expenses	341,271	215,312
Income taxes receivable	—	1,074,216
Deferred income taxes	1,068,000	1,027,000

Total current assets	212,203,540	212,947,174

INTANGIBLES AND OTHER ASSETS
Parts inventory in excess of amounts expected to be sold currently	1,780,000	1,480,000
Goodwill	8,478,554	8,271,133
Intangible assets, net of accumulated amortization	317,570	337,242
Other	330,949	311,581
	10,907,073	10,399,956

PROPERTY AND EQUIPMENT, net of accumulated depreciation	16,903,567	16,022,336

	$240,014,180	$239,369,466

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$13,789,144	$9,244,064
Floorplan notes payable	96,773,485	105,847,648
Current maturities of long-term debt	3,465,961	5,653,840
Customer deposits	25,735,043	19,309,533
Accrued expenses	5,438,104	6,137,842
Income taxes payable	1,240,533	—

Total current liabilities	146,442,270	146,192,927

LONG-TERM LIABILITIES
Long-term debt, less current maturities	10,519,986	13,082,795
Deferred income taxes	1,897,000	1,865,000
Other long term liabilities	1,513,943	811,689
	13,930,929	15,759,484

SUBORDINATED DEBENTURES	—	1,300,000

STOCKHOLDERS’ EQUITY
Common stock, par value $.00001 per share, authorized - 25,000,000 shares; issued and outstanding - 13,449,880 at April 30, 2008 and 13,440,654 at January 31, 2008	134	134
Additional paid-in-capital	58,316,496	58,179,695
Retained earnings	21,324,351	17,937,226
	79,640,981	76,117,055

	$240,014,180	$239,369,466

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended April 30,
	2008	2007
		(Restated)
REVENUE
Equipment	$120,913,483	$61,102,629
Parts	21,504,016	12,324,957
Service	8,944,228	5,393,335
Other, including trucking and rental	1,220,185	1,005,789
TOTAL REVENUE	152,581,912	79,826,710

COST OF REVENUE
Equipment	107,917,916	54,889,589
Parts	15,793,709	9,149,679
Service	3,417,730	2,217,923
Other, including trucking and rental	853,207	750,750
TOTAL COST OF REVENUE	127,982,562	67,007,941

GROSS PROFIT	24,599,350	12,818,769

OPERATING EXPENSES	18,181,942	10,046,741

INCOME FROM OPERATIONS	6,417,408	2,772,028

OTHER INCOME (EXPENSE)
Interest and other income	310,374	13,658
Floorplan interest expense	(721,589)	(879,331)
Subordinated debt interest expense	(20,917)	(409,118)
Interest expense other	(292,149)	(246,280)

INCOME BEFORE INCOME TAXES	5,693,127	1,250,957

PROVISION FOR INCOME TAXES	(2,306,000)	(478,663)

NET INCOME	$3,387,127	$772,294

ADJUSTMENTS TO INCOME:
Amortization of syndication fees	—	(5,296)
Unpaid accumulated preferred dividends	—	(25,594)

INCOME AVAILABLE TO COMMON STOCKHOLDERS	$3,387,127	$741,404

EARNINGS PER SHARE - BASIC	$0.25	$0.17
EARNINGS PER SHARE - DILUTED	$0.24	$0.12

WEIGHTED AVERAGE SHARES - BASIC	13,449,179	4,344,753
WEIGHTED AVERAGE SHARES - DILUTED	13,854,738	6,967,837

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended April 30,
	2008	2007
		(Restated)
OPERATING ACTIVITIES
Net income	$3,387,127	$772,294
Adjustments to reconcile net income to net cash from operations
Depreciation	833,881	523,304
Amortization	19,672	26,133
Gain on sale of equipment	(15,825)	—
Deferred income taxes	(9,000)	—
Net change in other assets	(19,368)	3,920
Stock based compensation expense	136,800	—
Changes in assets and liabilities, net of purchase of agricultural dealerships assets and assumption of liabilities
Receivables	(6,109,027)	1,864,399
Inventories	(1,532,498)	530,474
Prepaid expenses	(125,959)	(110,166)
Floorplan notes payable	783,007	(500,101)
Accounts payable	4,545,080	2,126,946
Other long-term liabilities	702,254	—
Customer deposits	6,252,490	(2,086,882)
Accrued expenses	(699,738)	(778,391)
Income taxes	2,314,749	(77,225)

NET CASH FROM OPERATING ACTIVITIES	10,463,645	2,294,705

INVESTING ACTIVITIES
Property and equipment purchases	(1,384,174)	(851,586)
Net proceeds from sale of equipment	157,485	—
Purchase of equipment dealerships, net of cash purchased	(3,940,380)	(5,126,577)

NET CASH USED FOR INVESTING ACTIVITIES	(5,167,069)	(5,978,163)

FINANCING ACTIVITIES
Net change in non-manufacturer floorplan payable	(79,461)	(2,151,506)
Proceeds from long-term debt borrowings and subordinated debentures	58,013	1,869,491
Principal payments on long-term debt and subordinated debentures	(6,108,700)	(831,967)
Net change in subordinated debt interest accrual	—	(84,161)

NET CASH USED FOR FINANCING ACTIVITIES	(6,130,148)	(1,198,143)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(833,572)	(4,881,601)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	42,802,505	7,572,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$41,968,933	$2,690,399

See Notes to Consolidated Financial Statements

	Three Months Ended April 30,
	2008	2007

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period
Income taxes, net of refunds	$—	$551,000
Interest	1,054,398	1,601,319

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends on preferred redeemable stock charged to retained earnings	$—	$25,594

Acquisition of equipment dealership assets in exchange for cash and assumption of liabilities including purchase accounting adjustments on prior acquisitions
Accounts receivable	$—	$(112,788)
Inventories	(3,433,379)	(8,107,415)
Property and equipment	(472,600)	(772,685)
Goodwill	(207,421)	(2,500,000)
Floorplan notes payable	—	3,148,704
Accounts payable	—	1,255,932
Customer deposits	173,020	130,000
Long term debt	—	1,000,000
Accrued expenses	—	831,675

Cash paid for dealerships	$(3,940,380)	$(5,126,577)

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 -           BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 30, 2008 are not necessarily indicative of the results that may be expected for the year ended January 31, 2009.  The information contained in the balance sheet as of January 31, 2008 was derived from the Company’s audited financial statements for the year then ended.

Nature of Business

Titan Machinery Inc. (the “Company”) is engaged in the retail sale, service and rental of agricultural and industrial machinery through stores in North Dakota, South Dakota, Minnesota, Nebraska and Iowa.

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

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards  (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”).  This standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This standard applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which is the year beginning February 1, 2008 for the Company.  The Company adopted SFAS 157 effective February 1, 2008. The adoption of SFAS 157 for financial assets and liabilities held by the Company did not have a material effect on the Company’s financial statements or notes thereto.

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (“FAS 157-2”), which permits a one year deferral of the application of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company will adopt SFAS 157-2 for non-financial assets and non-financial liabilities on February 1, 2009 and does not expect the provisions to have a material effect on its results of operations, financial position or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company has elected not to apply the fair value option to the specified financial assets and liabilities, and accordingly, the adoption of SFAS 159 had no financial statement impact.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”).    SFAS 160 applies to all entities that prepare consolidated financial statements and have an outstanding noncontrolling interest in one or more subsidiaries.  SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.   The Company is in the process of evaluating the effect that the adoption of this standard will have on the Company’s financial statements.

On December 21, 2007 the SEC staff issued Staff Accounting Bulletin No. 110 (“SAB 110”), which, effective January 1, 2008, amends and replaces SAB 107, Share-Based Payment. SAB 110 expresses the views of the SEC staff regarding the use of a “simplified” method in developing the expected life assumption in accordance with FASB Statement No. 123(R), Share-Based Payment. The use of the “simplified” method, was scheduled to expire on December 31, 2007. SAB 110 extends the use of the “simplified” method in certain situations. The SEC staff does not expect the “simplified” method to be used when sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available.  The Company plans to track and capture employee exercise behavior in the future as a basis for our valuation assumptions.  The Company currently uses simplified estimates as no options have yet been exercised.

Earnings Per Share

Basic earnings per share were computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the year.  Accumulated preferred dividends and amortization of syndication fees were subtracted from net income to arrive at income available to common stockholders.

Diluted earnings per share were computed by dividing income available to common stockholders plus assumed conversions by the weighted-average common shares outstanding after adjusting for potential dilution related to the conversion of all dilutive securities into common stock.  All potentially dilutive securities were included in the computation of diluted earnings per share.

The components of basic earnings per share are as follows:

	Three Months Ended April 30,
Basic - Earnings Per Share	2008	2007

Net Income	$3,387,127	$772,294
Less: Amortization of syndication fees	—	(5,296)
Less: Preferred stock dividends - unpaid	—	(25,594)
Income available to common stockholders	$3,387,127	$741,404

Basic weighted-average shares outstanding	13,449,179	4,344,753

Basic - Earnings Per Share	$0.25	$0.17

The components of diluted earnings per share are as follows:

	Three Months Ended April 30,
Diluted - Earnings Per Share	2008	2007

Income available to common stockholders	$3,387,127	$741,404
Plus: Income impact of assumed conversions Preferred stock dividends - unpaid	—	25,594
Preferred stock - amortization of syndication fees	—	5,296
Interest on convertible debentures net of tax effect	—	80,581
Income available to common stockholders plus assumed conversions	$3,387,127	$852,875

Diluted weighted-average shares outstanding:
Basic weighted-average shares outstanding	13,449,179	4,344,753
Plus: Incremental shares from assumed conversions
Convertible debentures	—	2,006,667
Convertible preferred shares	—	466,673
Warrants	109,394	116,910
Options	296,165	32,834
Diluted weighted-average shares outstanding	13,854,738	6,967,837

Diluted - EPS	$0.24	$0.12

NOTE 2 -  INVENTORIES

	April 30,	January 31,
	2008	2008

New equipment	$76,514,001	$78,409,999
Used equipment	37,637,323	44,478,010
Parts, tires and attachments	23,612,910	20,462,680
Work in process	2,890,800	2,416,177

	$140,655,034	$145,766,866

In addition to the above amounts, the Company has estimated that a portion of its parts inventory will not be sold in the next operating cycle. Accordingly, these balances have been classified as noncurrent assets.

NOTE 3 -  LINE OF CREDIT

The Company had no amount outstanding on the line of credit with Bremer Bank National Association at April 30, 2008 and January 31, 2008. The agreement provides for available borrowings of $12,000,000 and carries a variable interest rate of prime minus .25% (4.75% at April 30, 2008) with monthly interest payments due, and has a maturity date of August 1, 2008. The line is secured by substantially all assets of the Company and a personal guarantee by our Chief Executive Officer.

NOTE 4 -  LONG TERM DEBT

	April 30,	January 31,
	2008	2008
Fixed rate note payable to Bremer Bank, 8.0% interest rate, Monthly payments of $162,000 including interest, to August 2012. Secured by substantially all assets and a personal guarantee by the Company’s Chief Executive Officer	$7,113,458	$7,450,998

Fixed rate note payable to Bremer Bank, 8.0% interest rate. Monthly payments of $40,000 to December 2012. Secured by substantially all assets and a personal guarantee by the Company’s Chief Executive Officer	1,883,401	1,925,326

Variable rate notes payable to CNH Capital America LLC (CNH), variable rates at prime plus 0.3% (5.3% at April 30, 2008).Total monthly installment payments of $28,310, maturing August 2012. Secured by rental fleet equipment.	1,259,788	1,952,440

Non-interest bearing note payable under non-compete agreement, due in monthly installments which are capped at $3,333 per month, actual payment calculated from related store profits	196,771	210,152

Non-interest bearing notes to CNH, in varying monthly installments, various maturity dates through February 2010, secured by parts	865,674	1,162,146

Non-interest bearing notes to CNH, monthly payments of $22,624 maturing June 2010, secured by parts. Variable interest rate at prime + 1.6% rate beginning July 2008	588,232	656,104

Non-interest bearing note to CNH, monthly payments of $27,147 maturing October 2009, secured by parts. Variable interest rate at prime + 1.6% rate beginning November 2008	488,640	570,080

Fixed rate notes payable to Ford Motor Credit and GMAC, (5.99% to 9.85%), due in monthly installments including interest and various maturity dates through December 2012, secured by vehicles	324,668	291,428

Fixed rate note to Avoca Implement and Greenfield Implement 10.0%, monthly payments of $18,920. Matures January 2011, secured by equipment	720,954	759,080

Fixed rate note to Textron Financial, 7.09%, monthly payments of $4,969 Matures January 2018, secured by company asset	544,361	549,583

Notes paid in full during three month period ended April 30, 2008	—	3,209,298

	13,985,947	18,736,635
Less current maturities	(3,465,961)	(5,653,840)

	$10,519,986	$13,082,795

Under covenants of the above Bremer Bank note payable and a Bremer Bank floorplan agreement, the Company has agreed, among other things, to (1) comply with equipment and parts inventory turn ratios; and (2) maintain various financial ratio levels.

Additionally, under covenants of the above notes payable with CNH Capital America LLC and a CNH Capital America LLC floorplan agreement, the Company has agreed, among other things, to maintain various financial ratio levels and to submit certain financial information.

As of April 30, 2008, the Company was in compliance with all of the above covenants.

Long-term debt maturities are as follows:

12 Months Ending April 30,	Amount

2009	$3,465,961
2010	3,204,185
2011	2,853,445
2012	2,579,280
2013	1,464,345
Thereafter	418,731
$13,985,947

NOTE 5 -  FLOORPLAN NOTES PAYABLE

Floorplan notes payable with a bank and manufacturers carry various interest rates ranging from 4.75 percent to 9.0 percent and are secured by substantially all assets of the Company.  The Bremer Bank floorplan note payable, with a balance of $315,080 at April 30, 2008, is secured by the personal guarantee of the Company’s Chief Executive Officer. Repayment terms vary by individual notes, but generally payments are made from sales proceeds or rental revenue from the related inventories.

NOTE 6 -  SUBORDINATED DEBENTURES

	April 30,	January 31,
	2008	2008

10% debentures to former owners of H.C. Clark Implement Co., interest payments due annually, balance due May 2010, unsecured, subordinated to bank and manufacturer debt	$—	$550,000

9% debentures to Vern Anderson, former owner of Vern Anderson Inc., interest payments due quarterly, balance due December 2010, unsecured, subordinated to bank and manufacturer debt	—	450,000

10% debentures to Bernard Smith, former owner of Smith International, interest payments due annually, balance due March 2010, unsecured, subordinated to bank and manufacturer debt	—	300,000

	$—	$1,300,000

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

The following is a summary of outstanding stock purchase warrants as of April 30, 2008:

		Exercise	Fair Value
Issue Date	Number	Price	Assigned	Purpose of Issuance
April 2003	11,917	$3.00	$11,200	Facilitate preferred stock issuance
August 2004	6,071	$3.50	$6,600	Facilitate preferred stock issuance
April 2005	115,650	$3.50	$126,000	Subordinated debt financing transaction

Outstanding stock warrants are valued using the Black-Scholes option pricing model. Assumptions used to value the warrants are similar to those used in valuing the stock options as described below. Warrants issued in conjunction with a debt offering are valued and classified as Additional Paid-In Capital per APB 14 Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.

Stock Award Plans

The Company implemented the 2005 Equity Incentive Plan, a stock-based compensation plan, during the year ended January 31, 2006.   In August 2007, the Plan was amended to increase the number of shares available under the plan from 500,000 to 1,000,000 shares.  The purpose of the Plan is to provide incentive compensation to participants for services that have been or will be performed for continuing as employees or members of the Board of Directors of the Company. Under the Plan, the Company may grant options/restricted stock for up to 1,000,000 shares of common stock under all forms of awards. The Company has elected to account for stock options and restricted stock using the fair value method under SFAS 123(R).  Shares issued for option exercises may be either authorized but unissued shares, or shares of treasury stock acquired in the open market.

The following table summarizes stock option activity for the three months ended April 30, 2008:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at January 31, 2008	483,252	$7.43
Granted	10,000	16.40
Exercised	—	—
Outstanding at April 30, 2008	493,252	$7.61	8.92	$5,228,210

Options exercisable at April 30, 2008	59,086	$4.42	7.82	$814,694

The following table summarizes restricted stock activity for the three months ended April 30, 2008:

		Weighted
		Average
		Remaining
		Contractual
	Shares	Term
Outstanding at January 31, 2008	76,506	3.22
Granted	9,426
Forfeited	(200)
Issued	0
Outstanding at April 30, 2008	85,732	2.62

The fair value of each stock-based award granted is estimated using the Black-Scholes pricing model. The following assumptions were made in estimating fair value:

Assumption	Fixed Plan
Dividend Yield	0%
Risk-free interest rate	3.2 - 4.9%
Expected life of options	5 - 10 years
Expected volatility	14 - 37%

Prior to the Company’s initial public offering the expected volatility was based upon management’s best estimate of the value of the shares based upon the Company’s internal market.  The Company currently estimates its volatility using our quoted market price.  The expected life of options represents the period of time that options granted are expected to be outstanding.  The following is a summary of the status of options outstanding and exercisable at April 30, 2008 under the fixed share-based payment plan:

		Weighted
		Average	Weighted
		Remaining	Average	Exercisable
Exercise		Contractual	Exercise	Options
Price	Number	Life	Price	Number
$4.00	9,250	6.8 years	$4.00	9,250
4.50	119,002	7.9 years	4.50	49,836
7.50	80,000	9.2 years	7.50	—
8.50	181,000	9.6 years	8.50	—
9.35	94,000	9.6 years	9.35	—
16.40	10,000	9.8 years	16.40	—

The weighted average grant date fair value of options granted during the three months ended April 30, 2008 was $7.86.  The weighted average grant date fair value of restricted stock granted during the three months ended April 30, 2008 was $17.48.  Compensation cost charged to operations under the equity incentive plan was $136,800 for the three months ended April 30, 2008 and $0 for the three months ended April 30, 2007.  The income tax benefit recognized from all stock based compensation arrangements was $36,500 for the three months ended April 30, 2008 and $0 for the three months ended April 30, 2007.  For the three months ended April 30, 2008 and 2007, no options were exercised.  As of April 30, 2008, there was $1,126,280 of unrecognized compensation cost on non-vested stock options. That cost is expected to be recognized over a weighted-average period of 4.5 years.  As of April 30, 2008, there was $549,280 of unrecognized compensation cost on non-vested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.1 years.

NOTE 8 -  BUSINESS COMBINATIONS

The Company continued to implement its strategy of consolidating dealerships in desired market areas. Below is a summary of the acquisitions completed for the three months ended April 30, 2008. In certain of its business combination transactions the Company recognizes goodwill. Factors contributing to the recognition of goodwill include an evaluation of enterprise value, historical financial performance, estimated industry potential within the market and the market territory relationship to other existing and future planned Company locations.  Pro forma results are not presented as the acquisitions are not considered material, individually or in aggregate, to the Company.

Ceres Equipment

On February 1, 2008, the Company acquired certain assets of Ceres Equipment, Inc.  The Dealership is located in Roseau, Minnesota and is contiguous to existing markets.  The acquisition increases the Company’s market share in the northwest area of Minnesota. The total cash purchase price for the dealership was $3,940,380.  The Company expects the allocation of the purchase price will be finalized during the fiscal year ending January 31, 2009.  The allocation of the purchase price is presented in the following table:

		Prior Acquisition
		Purchase
	Ceres Equipment	Adjustments	Totals
Inventories	$3,499,901	$(66,522)	$3,433,379
Property and equipment	472,600		472,600
Goodwill	140,899	66,522	207,421

	$4,113,400	$—	$4,113,400

Other liabilities assumed	$173,020	—	$173,020

	$173,020	$—	$173,020

Consideration given	$3,940,380	$—	$3,940,380

Of the total goodwill of $140,899 recorded in the acquisition transactions during the three months ended April 30, 2008, $140,899 is expected to be deductible for tax purposes.

NOTE 9 -  FAIR VALUE OF FINANCIAL STATEMENTS

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

The carrying amount of cash, receivables, payables, short-term debt and other current liabilities approximates fair value because of the short maturity and/or frequent repricing of those instruments. Based upon current borrowing rates with similar maturities, the fair value of the long-term debt approximates the carrying value as of April 30, 2008 and January 31, 2008.

NOTE 10 -  SUBSEQUENT EVENTS

On May 1, 2008, the Company acquired an agricultural equipment dealership in Blairstown, Iowa for approximately $2.0 million in cash.  Under the agreement, the Company acquired 100% of the outstanding stock of Quad County Implement, Inc.  The acquisition expands the Company’s presence in market areas contiguous to existing dealerships.

On May 21, 2008, the Company received approximately $78.7 million (net of underwriter fees of $4.4 million and estimated offering expenses of approximately $0.5 million) as a result of its public offering of 4.83 million shares of common stock, including 650,000 shares offered by selling stockholders, priced at $20.00 per share.

On May 28, 2008, the Company acquired the assets of Mid-Land Equipment Company, L.C., with six construction equipment dealerships, for approximately $14.4 million.  The dealerships are located in Des Moines, Davenport, Clear Lake and Cedar Rapids, Iowa, and Omaha and Lincoln, Nebraska.  The construction equipment stores are contiguous to existing construction equipment stores in South Dakota and overlay the existing nine agricultural locations in Iowa.

NOTE 11 -  RESTATEMENT OF FINANCIAL STATEMENTS

The Company restated its financial statements for the years ended January 31, 2007, January 31, 2006, and January 31, 2005 to correct various accounting errors and/or disclosure omissions that were identified during the SEC’s review of the Company’s registration statement for its initial public offering.  As a result, the financial statements included in this Quarterly Report are presented as restated solely for the period ended April 30, 2007, as the Company has not previously presented restated information for that period.

The Company made adjustments to reclassify syndication costs (previously a component within stockholders’ equity), netting the syndication costs against the offering proceeds to which they relate (preferred stock or long-term debt), and recorded amortization of the syndication costs over the life of the underlying security.  The Company also recorded a liability for unpaid and undeclared accumulated preferred dividends upon the determination that they were probable of being incurred.

Corrections also resulted in restatements involving changes to the Statement of Cash Flows to correctly report the inventory floor planned, with non-manufacturers as financing cash inflow, and the repayment of non-manufacturer floorplanning as financing cash outflow.

Lastly, the restated financial statements were revised to include earnings per share amounts and related disclosures.

Below are summaries of the financial statement line items that were affected by the restatements described above:

Statement Of Operations

	Three months ended April 30,
	2007	2007	2007
	(As originally reported and unaudited)	(As restated and unaudited)	(Effect of change)
Revenue	$79,826,710	$79,826,710	$—
Cost of revenue	67,007,941	67,007,941	—
Gross profit	12,818,769	12,818,769	—
Operating expenses	10,046,741	10,046,741	—
Income from operations	2,772,028	2,772,028	—
Other income (expense)	(1,500,651)	(1,521,071)	(20,420)
Income before income taxes	1,271,377	1,250,957	(20,420)
Provision for income taxes	(478,663)	(478,663)	—
Net income	792,714	772,294	(20,420)
Adjustments to income
Amortization of syndication fees	—	(5,296)	(5,296)
Unpaid accumulated preferred dividends	—	(25,594)	(25,594)
Income available to common stockholders	$792,714	$741,404	$(51,310)

Earnings per share - basic	$—	$0.17	$0.17
Earnings per share - diluted	$—	$0.12	$0.12

Statement of Cash Flows

	Three months ended April 30,
	2007	2007	2007
	(As originally reported	(As restated)	(Effect of change)
	and unaudited)	and unaudited)
OPERATING ACTIVITIES
Net income	$792,714	$772,294	$(20,420)
Adjustments to reconcile net income to net cash from operations
Depreciation	523,304	523,304	—
Amortization	9,633	26,133	16,500
Net change in other assets	—	3,920	3,920
Changes in assets and liabilities, net of purchase of agricultural dealerships assets and assumption of liabilities
Receivables	1,864,399	1,864,399	—
Inventories	2,703,431	530,474	2,172,957
Prepaid expenses	(110,166)	(110,166)	—
Floorplan notes payable	(4,824,564)	(500,101)	(4,324,463)
Accounts payable	2,126,946	2,126,946	—
Customer deposits	(2,086,882)	(2,086,882)	—
Accrued expenses	(778,391)	(778,391)	—
Income taxes	(77,225)	(77,225)	—
NET CASH FROM (USED FOR) OPERATING ACTIVITIES	143,199	2,294,705	(2,151,506)
INVESTING ACTIVITIES
Property and equipment purchases	(851,586)	(851,586)	—
Purchase of equipment dealerships net of cash purchased	(5,126,577)	(5,126,577)	—
NET CASH USED FOR INVESTING ACTIVITIES	(5,978,163)	(5,978,163)	—
FINANCING ACTIVITIES
Net change in non-manufacturer floorplan payable	—	(2,151,506)	2,151,506
Proceeds from long-term debt borrowings and subordinated debentures	1,869,491	1,869,491	—
Principal payments on long-term debt	(831,967)	(831,967)	—
Net change in subordinated debt interest accrual	(84,161)	(84,161)	—
NET CASH FROM FINANCING ACTIVITIES	953,363	(1,198,143)	2,151,506
NET CHANGE IN CASH	(4,881,601)	(4,881,601)	—
CASH AT BEGINNING OF PERIOD	7,572,000	7,572,000	—

CASH AT END OF PERIOD	$2,690,399	$2,690,399	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim consolidated financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended January 31, 2008.

Critical Accounting Policies

There have been no material changes in the Company’s Critical Accounting Policies, as disclosed in its Annual Report on Form 10-K for the year ended January 31, 2008.

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

The Company’s net income was $3.4 million, or $0.24 per diluted share, in the quarter ended April 30, 2008, compared to $0.8 million, or $0.12 per diluted share, in the quarter ended April 30, 2007.  Significant factors impacting the quarter were:

•                  Strong revenue growth due to acquisitions and same-store sales;

•                  Increase in gross profits due to increased revenues; and

•                  Increase in operating expenses due to increased revenues but lower as a percentage of sales.

Results of Operations

Comparative financial data for each of the Company’s four sources of revenue are expressed below. The results for these periods include the operating results of the acquisitions made during these periods. The period-to-period comparisons included below are not necessarily indicative of future results (dollars in thousands):

	Three Months Ended April 30,
	2008	2007	% Change
Equipment
Revenue	$120,914	$61,103	97.9
Cost of revenue	107,918	54,890	96.6
Gross profit	$12,996	$6,213	109.2
Parts
Revenue	$21,504	$12,325	74.5
Cost of revenue	15,794	9,150	72.6
Gross profit	$5,710	$3,175	79.8
Service
Revenue	$8,944	$5,393	65.8
Cost of revenue	3,418	2,218	54.1
Gross profit	$5,526	$3,175	74.0
Other, including trucking and rental
Revenue	$1,220	$1,006	21.3
Cost of revenue	853	751	13.6
Gross profit	$367	$255	43.9

The following table sets forth our statements of operations data expressed as a percentage of net revenue for the periods indicated:

	Three Months Ended April 30,
	2008	2007
Revenue
Equipment	79.2%	76.5%
Parts	14.1%	15.4%
Service	5.9%	6.8%
Other, including trucking and rental	0.8%	1.3%
Total revenue	100%	100%

Cost of Revenue
Equipment	70.7%	68.8%
Parts	10.4%	11.4%
Service	2.2%	2.8%
Other, including trucking and rental	0.6%	0.9%
Total cost of revenue	83.9%	83.9%
Gross profit	16.1%	16.1%
Operating expenses	11.9%	12.6%
Income from operations	4.2%	3.5%

Three Months Ended April 30, 2008 Compared to Three Months Ended April 30, 2007

Revenue

	Three months ended April 30, 2008	Three months ended April 30, 2007	Increase	Percent change
	(dollars in thousands)
Total revenue	$152,582	$79,827	$72,755	91.1%
Equipment	$120,914	$61,103	$59,811	97.9%
Parts	$21,504	$12,325	$9,179	74.5%
Service	$8,944	$5,393	$3,551	65.8%
Other, including trucking and rental	$1,220	$1,006	$214	21.3%

The increase in revenue for the three months ended April 30, 2008 was due to acquisitions contributing to current period revenue and same-store sales growth.  Acquisitions contributed $43.4 million in total revenue, or 59.6% of the increase while same-store sales growth contributed $29.4 million, or 40.4% of the increase.  Same-store sales increased 37.4% over the prior year, which is indicative of the strong market for our products, particularly in the area of equipment sales.  We believe equipment sales were strong in the three months ended April 30, 2008 due to the growth in global demand for agricultural commodities and the positive impact this commodity demand has had on farm income.  We anticipate favorable market conditions will continue for fiscal 2009, assuming normal weather conditions.

Cost of Revenue

	Three months ended April 30, 2008	Three months ended April 30, 2007	Increase	Percent change
	(dollars in thousands)
Total cost of revenue	$127,983	$67,008	$60,975	91.0%
Equipment	$107,918	$54,889	$53,029	96.6%
Parts	$15,794	$9,150	$6,644	72.6%
Service	$3,418	$2,218	$1,200	54.1%
Other, including trucking and rental	$853	$751	$102	13.6%

The increase in cost of revenue for the three months ended April 30, 2008 was primarily due to increased revenue.  Acquisitions contributed $36.0 million in total cost of revenue, or 59.0% of the increase, while same-store sales growth contributed $25.0 million, or 41.0% of the increase.  As a percentage of revenue, cost of revenue was 83.9%, matching the prior fiscal year’s three month results.

Gross Profit

	Three months ended April 30, 2008	Three months ended April 30, 2007	Increase	Percent change
	(dollars in thousands)
Total gross profit	$24,599	$12,819	$11,780	91.9%
Equipment	$12,996	$6,214	$6,782	109.1%
Parts	$5,710	$3,175	$2,535	79.8%
Service	$5,526	$3,175	$2,351	74.0%
Other, including trucking and rental	$367	$255	$112	43.9%

The $11.8 million increase in gross profit for the three months ended April 30, 2008 was primarily due to increased revenue.  Acquisitions contributed $7.4 million to the gross profit comparison for the three months ending April 30, 2008, which was 62.7% of the total increase in gross profit, while increases in same-store sale gross profits provided the remaining $4.4 million, or 37.3%, of the gross profit improvement.  Gross profit margins were 16.1% for both the current and previous year quarters.

Operating Expenses

	Three months ended April 30, 2008	Three months ended April 30, 2007	Increase	Percent change
	(dollars in thousands)
Operating expenses	$18,182	$10,047	$8,135	81.0%

The increase in operating expenses was primarily due to the additional costs associated with acquisitions.  As a percentage of total revenue, operating expenses decreased to 11.9% for the first quarter of fiscal 2009 from 12.6% for the first quarter of fiscal 2008.   This decrease was primarily driven by the strong sales in the current quarter resulting in improved fixed operating expense utilization as a percentage of sales.

Other Income (Expense)

	Three months ended April 30, 2008	Three months ended April 30, 2007	Increase/ (Decrease)	Percent change
	(dollars in thousands)
Interest and other income	$310	$14	$296	2114.3%
Floorplan interest	$(722)	$(879)	$(157)	(17.9)%
Interest expense	$(313)	$(655)	$(342)	(52.2)%

Interest and other income increased in the current quarter due to the higher level of cash and cash equivalents in the current three month period compared to the prior year three month period.  The decrease in interest expense was primarily due to lower debt levels resulting from the retirement of all subordinated debentures as well as the early extinguishment of a portion of our long-term debt.  This debt reduction will continue to result in lower interest expense throughout fiscal 2009 compared to that of fiscal year 2008.

Provision for Income Taxes

	Three months ended April 30, 2008	Three months ended April 30, 2007	Increase	Percent change
	(dollars in thousands)
Provision for income taxes	$2,306	$479	$1,827	381.4%

The effective tax rate increased to 40.5% for the three months ended April 30, 2008 from 37.6% for the three months ended April 30, 2007.  The increase in the effective tax rate from the prior year primarily reflects the changing mix of sales originating in states with higher tax rates.  The mix change is significantly impacted by current and prior year acquisitions.

Liquidity and Capital Resources

Cash Flow from Operating Activities

For the three months ended April 30, 2008, our cash flow provided by operating activities was $10.5 million.  Our cash flows from operations were primarily the result of our reported net income of $3.4 million, an increase in floorplan notes of $0.8 million, an increase in customer deposits of $6.3 million, an increase in our current income tax payable of $2.3 million, an increase in accounts payable of $4.5 million and an add back of non-cash depreciation and amortization of $0.9 million.  This amount was principally offset by an increase in receivables of $6.1 million and an increase in inventories of $1.5 million.  The large increase in customer deposits and receivables is representative of our growth through acquisitions and strong fiscal 2009 first quarter sales activity.

For the three months ended April 30, 2007, our cash flow provided by operating activities was $2.3 million.  Our cash flows from operations were primarily the result of our reported net income of $0.8 million, a receivables decrease of $1.9 million, an inventory decrease of $0.5 million and an increase in accounts payable of $2.1 million.  This amount was principally offset by a decrease in floorplan notes payable of $0.5 million, a decrease in accrued expenses of $0.8 million and a decrease in customer deposits of $2.1 million.

Cash Flow from Investing Activities

For the three months ended April 30, 2008, cash used for investing activities was $5.2 million.  Our cash used for investing activities primarily consisted of equipment dealership purchases of $3.9 million and purchases of property and equipment for $1.4 million.

For the three months ended April 30, 2007, cash used for investing activities was $6.0 million.  Our cash used for investing activities related to purchases of equipment dealerships of $5.1 million and purchases of property and equipment of $0.9 million.

Cash Flow from Financing Activities

For the three months ended April 30, 2008, cash used for financing activities was $6.1 million.  Cash used for financing activities was primarily the result of principal payments on long-term debt and subordinated debentures of $6.1 million.

For the three months ended April 30, 2007, cash used for financing activities was $1.2 million.  Cash used for financing activities was primarily the result of the net reduction in non-manufacturer floorplan payable of $2.2 million and principal payments on long-term debt of $0.8 million.  Partially offsetting the cash used from financing activities were proceeds from long-term debt and subordinated debentures of $1.9 million.

Sources of Liquidity

Our primary sources of liquidity are cash reserves, cash flow from operations, proceeds from our public offerings, proceeds from the issuance of debt and borrowings under our credit facilities.  We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources.

Adequacy of Capital Resources

Our primary uses of cash have been to fund our strategic acquisitions, finance the purchase of inventory, meet debt service requirements and fund operating activities, working capital, payments due under building space operating leases and manufacturer floorplan payable.

Based on our current operational performance, we believe our cash flow from operations, the proceeds from our public offerings, available cash and available borrowings under the existing credit facilities will adequately provide our liquidity needs for, at a minimum, the next 12 months.

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

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such “forward-looking” information is included in this Form 10-Q, including the MD&A section, as well as in our Form 10-K for the year ended January 31, 2008 that was filed with the Securities and Exchange Commission, and in other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company).

Forward-looking statements include all statements based on future expectations and specifically include, among other things, all statements relating to (i) our beliefs that our market share is growing, (ii) our beliefs with respect to market conditions, and (iii) our expectations and beliefs with respect to the uses and adequacy of our capital resources.  Any statements that are not based upon historical facts, including the outcome of events that have not yet occurred and our expectations for future performance, are forward-looking statements.  The words “potential,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,”  “will,” “plan,” “anticipate,” and similar words and expressions are intended to identify forward-looking statements.  Such statements are based upon the current beliefs and expectations of our management.  Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.  These risks and uncertainties include, but are not limited to those matters identified and discussed in our Annual Report on Form 10-K under the section titled “Risk Factors”.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices such as interest rates. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. During fiscal 2007, we renegotiated and/or signed several new credit facilities. Many of these credit agreements are floating rate facilities now containing minimum rates of interest to be charged. We have also entered into fixed rate financing. Based upon balances and interest rates as of April 30, 2008, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $306,000. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $306,000. At April 30, 2008, we had variable rate floorplan notes payable of $96.8 million, of which approximately $29.3 million was interest-bearing, variable notes payable and long-term debt of $1.3 million, and fixed rate notes payable and long-term debt of $12.7 million.

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

Based on evaluations occurring prior to the end of the period covered by this quarterly report, our chief executive officer and chief financial officer concluded that certain internal control deficiencies existed.  In light of these deficiencies, management took the actions, as discussed below, prior to and during the first quarter to address such deficiencies.

(b)                               Changes in internal controls. There has not been any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) as promulgated by the Securities and Exchange Commission under the Act) during its most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  During the first quarter of fiscal 2009, the Company continued to implement the actions identified in its Form 10-Q for the Company’s third quarter of fiscal 2008 relating to remediating past control deficiencies.

PART II. - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are currently not a party to any material pending legal proceedings.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, including the important information in “Private Securities Litigation Reform Act,” you should carefully consider the “Risk Factors” discussed in our Form 10-K for the year ended January 31, 2008 as filed with the United States Securities and Exchange Commission.  Those factors, if they were to occur, could cause our actual results to differ materially from those expressed in our forward-looking statements in this report, and materially adversely affect our financial condition or future results.  Although we are not aware of any other factors that we currently anticipate will cause our forward-looking statements to differ materially from our future actual results, or materially affect the Company’s financial condition or future results, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.

There have been no material changes to the risk factors described in our Form 10-K for the year ended January 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 11, 2007, we closed the initial public offering of our common stock, pursuant to which we sold 5,442,395 shares of our common stock and selling stockholders sold 1,457,605 shares.  We filed a Registration Statement on Form S-1 in connection with the IPO (SEC File No. 333-145526) that was declared effective on December 6, 2007, as well as a Registration Statement on Form S-1 relating to an increase in the proposed maximum aggregate offering price (SEC File No. 333-147859).  We received net proceeds, after expenses, from the IPO of approximately $41.8 million. Offering expenses related to the IPO included an underwriting discount of approximately $3.2 million and other offering expenses of approximately $1.2 million.  During the three-month period ended April 30, 2008, we used $1.3 million of the net proceeds from the IPO to repay subordinated debt held by former owners of acquired dealerships, $4.8 million to repay term debt held primarily by CNH Capital and former owners of acquired dealerships, and approximately $3.9 million to acquire certain assets of Ceres Equipment, Inc.  We intend to use the remaining proceeds from the IPO  to fund potential acquisitions of CNH agricultural and construction equipment dealerships and for general corporate purposes, including working capital needs.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)           Exhibits - See Exhibit Index on page following signatures

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 16, 2008

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