Form 10-Q
period 2008-07-31
Titan Machinery Inc.
filed 2008-09-15
CIK 1409171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

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

YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ☒

The number of shares outstanding of the registrant’s common stock as of September 1, 2008 was: Common Stock, $0.00001 par value, 17,639,722 shares.

TITAN MACHINERY INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. – FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS

TITAN MACHINERY INC.

CONSOLIDATED BALANCE SHEETS

	July 31,	January 31,
	2008	2008
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$86,986,230	$42,802,505
Receivables, net	30,990,211	22,061,275
Inventories	183,170,750	145,766,866
Prepaid expenses	377,570	215,312
Income taxes receivable	649,822	1,074,216
Deferred income taxes	1,174,000	1,027,000

Total current assets	303,348,583	212,947,174

INTANGIBLES AND OTHER ASSETS
Parts inventory in excess of amounts expected to be sold currently	1,899,000	1,480,000
Goodwill	8,998,264	8,271,133
Intangible assets, net of accumulated amortization	226,051	337,242
Other	377,321	311,581
	11,500,636	10,399,956

PROPERTY AND EQUIPMENT, net of accumulated depreciation	23,161,056	16,022,336

	$338,010,275	$239,369,466

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$13,118,133	$9,244,064
Floorplan notes payable	118,148,218	105,847,648
Current maturities of long-term debt	1,556,920	5,653,840
Customer deposits	29,347,882	19,309,533
Accrued expenses	6,376,984	6,137,842

Total current liabilities	168,548,137	146,192,927

LONG-TERM LIABILITIES
Long-term debt, less current maturities	2,712,474	13,082,795
Deferred income taxes	2,662,000	1,865,000
Other long term liabilities	2,045,209	811,689
	7,419,683	15,759,484

SUBORDINATED DEBENTURES	—	1,300,000

STOCKHOLDERS’ EQUITY
Common stock, par value $.00001 per share, authorized - 25,000,000 shares; issued and outstanding - 17,636,367 at July 31, 2008 and 13,440,654, at January 31, 2008	176	134
Additional paid-in-capital	137,385,435	58,179,695
Retained earnings	24,656,844	17,937,226
	162,042,455	76,117,055

	$338,010,275	$239,369,466

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2008	2007	2008	2007

REVENUE
Equipment	$97,840,658	$61,379,738	$218,754,141	$122,482,367
Parts	23,612,450	14,851,106	45,116,466	27,176,063
Service	10,787,741	7,647,462	19,731,969	13,040,797
Other, including trucking and rental	2,664,647	1,933,562	3,884,832	2,939,351
TOTAL REVENUE	134,905,496	85,811,868	287,487,408	165,638,578

COST OF REVENUE
Equipment	86,986,321	55,643,074	194,904,237	110,532,663
Parts	16,689,276	10,866,465	32,482,985	20,016,144
Service	3,907,049	2,669,663	7,324,779	4,887,586
Other, including trucking and rental	1,894,049	1,290,608	2,747,256	2,041,358
TOTAL COST OF REVENUE	109,476,695	70,469,810	237,459,257	137,477,751

GROSS PROFIT	25,428,801	15,342,058	50,028,151	28,160,827

OPERATING EXPENSES	19,470,026	11,405,643	37,651,968	21,452,384

INCOME FROM OPERATIONS	5,958,775	3,936,415	12,376,183	6,708,443

OTHER INCOME (EXPENSE)
Interest and other income	450,404	70,976	760,778	84,634
Floorplan interest expense	(577,877)	(952,023)	(1,299,466)	(1,831,354)
Subordinated debt interest expense	—	(469,874)	(20,917)	(878,992)
Interest expense other	(229,811)	(139,992)	(521,960)	(386,272)

INCOME BEFORE INCOME TAXES	5,601,491	2,445,502	11,294,618	3,696,459

PROVISION FOR INCOME TAXES	(2,269,000)	(989,000)	(4,575,000)	(1,467,663)

NET INCOME	$3,332,491	$1,456,502	$6,719,618	$2,228,796

ADJUSTMENTS TO INCOME:
Amortization of syndication fees	—	(5,296)	—	(10,592)
Unpaid accumulated preferred dividends	—	(25,594)	—	(51,188)

INCOME AVAILABLE TO COMMON STOCKHOLDERS	$3,332,491	$1,425,612	$6,719,618	$2,167,016

EARNINGS PER SHARE - BASIC	$0.20	$0.33	$0.45	$0.50
EARNINGS PER SHARE - DILUTED	$0.19	$0.22	$0.43	$0.34

WEIGHTED AVERAGE SHARES - BASIC	16,629,671	4,344,753	15,005,930	4,344,753
WEIGHTED AVERAGE SHARES - DILUTED	17,169,719	7,049,941	15,511,739	7,022,385

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

BALANCE, JANUARY 31, 2007	4,344,753	$43	$514,864	$12,863,630	$13,378,537
Common stock issued in initial public offering	5,442,395	55	41,793,588	—	41,793,643
Issuance of shares for stock acquisition	235,294	2	1,999,997	—	1,999,999
Issuance of shares for conversion of debt/conversion of redeemable securities/exercise of warrants	3,339,792	33	13,729,791	—	13,729,824
Stock based compensation expense	78,420	1	141,455	—	141,456
Unpaid accumulated dividends	—	—	—	(87,791)	(87,791)
Amortization of syndication fees	—	—	—	(51,311)	(51,311)
Net income	—	—	—	5,212,698	5,212,698

BALANCE, JANUARY 31, 2008	13,440,654	134	58,179,695	17,937,226	76,117,055
Common stock issued in follow-on offering	4,180,000	42	78,856,657	—	78,856,699
Common stock issued on exercise of stock options	15,713	—	40,004	—	40,004
Stock based compensation expense	—	—	309,079	—	309,079
Net income	—	—	—	6,719,618	6,719,618

BALANCE, JULY 31, 2008	17,636,367	$176	$137,385,435	$24,656,844	$162,042,455

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended July 31,
	2008	2007

OPERATING ACTIVITIES
Net income	$6,719,618	$2,228,796
Adjustments to reconcile net income to net cash from operations
Depreciation	1,762,282	1,042,241
Amortization	111,191	52,149
Gain on sale of equipment	(14,450)	(21,668)
Deferred income taxes	80,355	—
Net change in other assets	(65,740)	4,779
Stock based compensation expense	309,079	108,000
Changes in assets and liabilities, net of purchase of equipment dealerships assets and assumption of liabilities
Receivables	(7,674,260)	(402,438)
Inventories	(6,953,477)	(47,151)
Prepaid expenses	(162,258)	(58,276)
Floorplan notes payable	(1,744,716)	(673,097)
Accounts payable	3,528,481	1,016,070
Other long-term liabilities	1,233,520	—
Customer deposits	9,646,917	1,721,548
Accrued expenses	196,004	98,535
Income taxes	424,394	8,400

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,396,940	5,077,888

INVESTING ACTIVITIES
Property and equipment purchases	(3,689,567)	(4,087,337)
Net proceeds from sale of equipment	146,631	103,174
Purchase of equipment dealerships, net of cash purchased	(20,329,409)	(5,126,577)

NET CASH USED FOR INVESTING ACTIVITIES	(23,872,345)	(9,110,740)

FINANCING ACTIVITIES
Proceeds from follow-on offering of common stock net of underwriting discount of $4,389,000 and other direct costs of $354,301	78,856,699	—
Net change in non-manufacturer floor plan payable	(1,985,140)	(4,606,468)
Proceeds from long-term debt borrowings and subordinated debentures	564,567	4,062,755
Principal payments on long-term debt and subordinated debentures	(16,817,000)	(1,728,045)
Other	40,004	(45,268)

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	60,659,130	(2,317,026)

NET CHANGE IN CASH AND CASH EQUIVALENTS	44,183,725	(6,349,878)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	42,802,505	7,572,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$86,986,230	$1,222,122

See Notes to Consolidated Financial Statements

	Six Months Ended July 31,
	2008	2007

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period
Income taxes, net of refunds	$4,070,000	$1,476,063
Interest	1,927,245	3,101,046

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends on preferred redeemable stock charged to retained earnings	$—	$51,188

Acquisition of equipment dealership assets in exchange for cash and assumption of liabilities including purchase accounting adjustments on prior acquisitions
Accounts receivable	$(1,254,676)	$(112,788)
Inventories	(18,199,975)	(8,107,415)
Property and equipment	(5,343,616)	(772,685)
Goodwill	(727,131)	(2,500,000)
Accounts payable	345,588	1,385,932
Floorplan notes payable	3,360,994	3,148,704
Customer deposits	391,432	—
Accrued expenses	43,138	831,675
Income taxes payable	241,915	—
Long term debt	485,192	1,000,000
Deferred income taxes, net	327,730	—

Cash paid for dealerships	$(20,329,409)	$(5,126,577)

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 -  BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended July 31, 2008 are not necessarily indicative of the results that may be expected for the year ended January 31, 2009.  The information contained in the balance sheet as of January 31, 2008 was derived from the Company’s audited financial statements for the year then ended.

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

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which permits a one year deferral of the application of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company will adopt SFAS 157 for non-financial assets and non-financial liabilities on February 1, 2009 and does not expect the provisions to have a material effect on its results of operations, financial position or cash flows.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company has elected not to apply the fair value option to the specified financial assets and liabilities, and accordingly, the adoption of SFAS No. 159 had no financial statement impact.

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

On December 21, 2007 the SEC staff issued Staff Accounting Bulletin No. 110 (“SAB 110”), which, effective January 1, 2008, amends and replaces SAB 107, Share-Based Payment. SAB 110 expresses the views of the SEC staff regarding the use of a “simplified” method in developing the expected life assumption in accordance with FASB Statement No. 123(R), Share-Based Payment. The use of the “simplified” method, was scheduled to expire on December 31, 2007. SAB 110 extends the use of the “simplified” method in certain situations. The SEC staff does not expect the “simplified” method to be used when sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available.  The Company plans to track and capture employee exercise behavior in the future as a basis for our valuation assumptions.  The Company currently uses simplified estimates due to the limited number of options exercised.

Earnings Per Share

Basic earnings per share were computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the respective periods.  Accumulated preferred dividends and amortization of syndication fees were subtracted from net income to arrive at income available to common stockholders.  Nonvested restricted stock is excluded from the calculation of basic weighted-average shares outstanding.

Diluted earnings per share were computed by dividing income available to common stockholders plus assumed conversions by the weighted-average common shares outstanding after adjusting for potential dilution related to the conversion of all dilutive securities into common stock.  All potentially dilutive securities were included in the computation of diluted earnings per share.

The components of basic earnings per share are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
Basic - Earnings Per Share	2008	2007	2008	2007

Net Income	$3,332,491	$1,456,502	$6,719,618	$2,228,796
Less: Amortization of syndication fees	—	(5,296)	—	(10,592)
Less: Preferred stock dividends - unpaid	—	(25,594)	—	(51,188)
Income available to common stockholders	$3,332,491	$1,425,612	$6,719,618	$2,167,016

Basic weighted-average shares outstanding	16,629,671	4,344,753	15,005,930	4,344,753

Basic – Earnings Per Share	$0.20	$0.33	$0.45	$0.50

The components of diluted earnings per share are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
Diluted - Earnings Per Share	2008	2007	2008	2007

Income available to common stockholders	$3,332,491	$1,425,612	$6,719,618	$2,167,016
Plus: Income impact of assumed conversions
Amortization of syndication fees	—	5,296	—	10,592
Preferred stock dividends - unpaid	—	25,594	—	51,188
Interest on convertible debentures, net of tax effect	—	80,581	—	161,162
Income available to common stockholders plus assumed conversions	$3,332,491	$1,537,083	$6,719,618	$2,389,958

Diluted weighted-average shares outstanding:
Basic weighted-average shares outstanding	16,629,671	4,344,753	15,005,930	4,344,753
Plus: Incremental shares from assumed conversions
Convertible debentures	—	2,006,667	—	2,006,667
Convertible preferred shares	—	466,673	—	466,673
Restricted Stock	85,452	11,487	85,128	11,487
Warrants	115,699	168,443	113,018	145,540
Options	338,897	51,918	307,663	47,265
Diluted weighted-average shares outstanding	17,169,719	7,049,941	15,511,739	7,022,385

Diluted - EPS	$0.19	$0.22	$0.43	$0.34

NOTE 2 -   INVENTORIES

	July 31,	January 31,
	2008	2008
New equipment	$109,940,953	$78,409,999
Used equipment	42,641,642	44,478,010
Parts, tires and attachments	27,515,918	20,462,680
Work in process	3,072,237	2,416,177
	$183,170,750	$145,766,866

In addition to the above amounts, the Company has estimated that a portion of its parts inventory will not be sold in the next operating cycle. Accordingly, these balances have been classified as noncurrent assets.

NOTE 3 -   LINE OF CREDIT

The Company entered into a new line of credit agreement with Bremer Bank National Association (“Bremer”) on August 28, 2008.  The agreement provides for available borrowings of $25,000,000 and carries a variable interest rate of prime minus .25%, and has a maturity date of August 1, 2009.  This agreement replaces the previous line of $12,000,000 which existed on July 31, 2008.  Similar to the previous line of credit, the new agreement contains certain financial covenants which impose minimum levels of current ratio, debt service coverage, and inventory turnover ratio and a maximum level of debt to tangible net worth ratio.  The line is secured by substantially all assets of the Company.  The personal guarantee by our Chief

Executive Officer is no longer required under the new agreement.  The Company had no amount outstanding on the Bremer line of credit at July 31, 2008 and January 31, 2008.

NOTE 4 -   LONG TERM DEBT

	July 31,	January 31,
	2008	2008
Variable rate notes payable to CNH Capital America LLC (CNH), variable rates at prime plus 0.3% - 1.6%, varying monthly installment payments maturing August 2012, secured by rental fleet equipment.	$1,520,079	$1,952,440

Non-interest bearing notes to CNH, in varying monthly installments, various maturity dates through February 2010, secured by parts	649,173	1,162,146

Non-interest bearing note to CNH, monthly payments of $27,147 maturing October 2009, secured by parts, variable interest rate at prime plus 1.6% rate beginning November 2008	407,200	570,080

Fixed rate notes payable to Ford Motor Credit and GMAC, (5.99% to 9.85%), due in monthly installments including interest and various maturity dates through December 2012, secured by vehicles	472,027	291,428

Fixed rate note to Avoca Implement and Greenfield Implement 10.0%, monthly payments of $18,920, matures January 2011, secured by equipment	681,869	759,080

Fixed rate note to Textron Financial, 7.09%, monthly payments of $4,969, matures January 2018, secured by a company asset	539,046	549,583

Notes paid in full during six month period ended July 31, 2008	—	13,451,878
	4,269,394	18,736,635
Less current maturities	(1,556,920)	(5,653,840)

	$2,712,474	$13,082,795

Additionally, under covenants of the above notes payable with CNH Capital America LLC and a CNH Capital America LLC floorplan agreement, the Company has agreed, among other things, to maintain various financial ratio levels and to submit certain financial information.

As of July 31, 2008, the Company was in compliance with all of the above covenants.

Long-term debt maturities are as follows:

12 Months Ending July 31,	Amount

2009	$1,556,920
2010	864,085
2011	737,115
2012	348,773
2013	351,318
Thereafter	411,183
$4,269,394

NOTE 5 -   FLOORPLAN NOTES PAYABLE

Floorplan notes payable with a bank and manufacturers carry various interest rates ranging from 1.35 to 10.35% and are secured by substantially all assets of the Company.  Repayment terms vary by individual notes, but generally payments are made from sales proceeds or rental revenue from the related inventories.  The Bremer floorplan note payable, with a balance of $138,849 at July 31, 2008, was secured by the personal guarantee of the Company’s Chief Executive Officer. The balance of the Bremer floorplan note payable was paid off in August 2008, and the floorplan component of the loan facility with Bremer Bank, including the personal guarantee, has been terminated.

NOTE 6 -   SUBORDINATED DEBENTURES

During the first quarter of the current fiscal year the Company repaid all $1,300,000 subordinated debentures that were outstanding as of January 31, 2008.

NOTE 7 -   STOCK WARRANTS, STOCK OPTIONS AND RESTRICTED STOCK

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

The following is a summary of outstanding stock purchase warrants as of July 31, 2008:

		Exercise	Fair Value
Issue Date	Number	Price	Assigned	Purpose of Issuance
April 2003	11,917	$3.00	$11,200	Facilitate preferred stock issuance
August 2004	6,071	$3.50	$6,600	Facilitate preferred stock issuance
April 2005	115,650	$3.50	$126,000	Subordinated debt financing transaction
	133,638

Outstanding stock warrants are valued using the Black-Scholes option pricing model. Assumptions used to value the warrants are similar to those used in valuing the stock options as described below. Warrants issued in conjunction with a debt offering are valued and classified as Additional Paid-In Capital per Accounting Principles Board No. 14 Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.

Stock Award Plans

The Company implemented the 2005 Equity Incentive Plan, a stock-based compensation plan (the “Plan”), during the year ended January 31, 2006.   In August 2007, the Plan was amended to increase the number of shares available under the Plan from 500,000 to 1,000,000 shares.  The purpose of the Plan is to provide incentive compensation to participants for services that have been or will be performed for continuing as employees or members of the Board of Directors of the Company. Under the Plan, the Company may grant incentive stock options, non-qualified stock options and restricted stock for up to 1,000,000 shares of common stock under all forms of awards. The Company accounts for stock options and restricted stock using the fair value method under SFAS 123(R).  Shares issued for stock-based awards may be either authorized but unissued shares, or shares of treasury stock acquired in the open market.

Compensation cost charged to operations under the equity incentive plan was $309,079 for the six months ended July 31, 2008 and $108,000 for the six months ended July 31, 2007.  The income tax benefit recognized from all stock based compensation arrangements was $123,600 for the six months ended July 31, 2008 and $42,100 for the six months ended July 31, 2007.

Stock Options

The Company grants stock options as part of its long-term incentive compensation to employees and members of the Board of Directors of the Company.  Stock options vest over a period of four to six years for employees and immediately for members of the Board of Directors and have contractual terms of five to ten years.

The following table summarizes stock option activity for the six months ended July 31, 2008:

		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Options	Price	Value

Outstanding at January 31, 2008	483,252	$7.43
Granted	85,000	21.58
Exercised	(6,667)	6.00
Forfeited	(16,665)	7.50
Outstanding at July 31, 2008	544,920	$9.65	$9,682,641

Options exercisable at July 31, 2008	65,753	$4.89	$1,481,681

The aggregate intrinsic value of stock options exercised was $151,669 for the six months ended July 31, 2008.  There were no options exercised for the six months ended July 31, 2007.

The fair value of each stock option granted is estimated using the Black-Scholes pricing model.  The following assumptions were made in estimating fair value:

	For the Six Months Ended July 31,
Assumption	2008	2007
Dividend Yield	0%	0%
Risk-free interest rate	3.2 - 3.6%	4.9%
Expected life of options	6.75 - 8 years	10 years
Expected volatility	34 - 37%	22%

Prior to the Company’s initial public offering the expected volatility was based upon management’s best estimate of the value of the shares based upon the Company’s internal market.  Due to the limited historical stock price data available since our initial public offering, the Company currently estimates its volatility using a blended rate based on quoted market prices of our stock and other similar companies determined by Company management.  The expected life of options is estimated consistent with the “simplified” method identified in SAB 107, the use of which was extended by SAB 110.  The simplified method calculates the expected term as the average of the vesting and contractual terms of the award.  The risk-free interest rate assumption is based on observed interest rates appropriate for the term of the options.  The Company uses historical data to estimate pre-vesting option forfeitures and records share-based compensation expense only for those awards that are expected to vest.  The Company recognizes the fair value of stock options as compensation expense ratably over the vesting period of the award.

The following is a summary of information related to options outstanding and exercisable at July 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
Range of		Remaining	Average		Remaining	Average
Exercise		Contractual	Exercise		Contractual	Exercise
Prices	Number	Life (Years)	Price	Number	Life (Years)	Price
$4.00-4.50	124,920	7.9	$4.46	55,752	7.8	$4.42
7.50-9.35	335,000	7.9	8.56	10,001	9.0	7.50
16.40-21.21	65,000	9.7	20.47	—	—	—
23.52-26.84	20,000	9.9	25.18	—	—	—
	544,920	8.2	9.65	65,753	8.0	4.89

As of July 31, 2008, there was $1,695,000 of unrecognized compensation cost on non-vested stock options that is expected to be recognized over a weighted-average period of 4.4 years.

Restricted Stock

The Company grants restricted shares of common stock in addition to stock options as part of its long-term incentive compensation to employees and members of the Board of Directors of the Company.  The fair value of restricted stock awards is determined based on the closing market price of our stock on the business day prior to the date of grant.  Restricted stock awards vest over a period of three to six years for employees and over one year for members of the Board of Directors.

The following table summarizes restricted stock activity for the six months ended July 31, 2008:

			Weighted
		Weighted	Average
		Average	Remaining
		Grant Date	Contractual
	Shares	Fair Value	Term
Outstanding at January 31, 2008	76,506	$7.86	3.22
Granted	10,178	17.53
Forfeited	(1,132)	9.76
Issued	(100)	8.50
Outstanding at July 31, 2008	85,452	8.98	2.50

The Company recognizes compensation expense ratably over the vesting period of the restricted stock.  The weighted average grant date fair value of restricted stock granted was $17.53.  There was no restricted stock granted during the six months ended July 31, 2007.  As of July 31, 2008, there was $486,000 of unrecognized compensation cost on non-vested stock options that is expected to be recognized over a weighted-average period of 2.5 years.

NOTE 8 - BUSINESS COMBINATIONS

The Company continued to implement its strategy of consolidating dealerships in desired market areas. Below is a summary of the acquisitions completed for the six months ended July 31, 2008. In certain of its business combination transactions the Company recognizes goodwill. Factors contributing to the recognition of goodwill include an evaluation of enterprise value, historical financial performance, estimated industry potential within the market and the market territory relationship to other existing and future planned Company locations.  Pro forma results are not presented as the acquisitions are not considered material, individually or in aggregate, to the Company.  The results of operations of the acquired entities disclosed below have been included in the Company’s consolidated results of operations since each of the respective dates of acquisition.

Ceres Equipment

On February 1, 2008, the Company acquired certain assets of Ceres Equipment, Inc.  The Dealership is located in Roseau, Minnesota and is contiguous to existing markets.  The acquisition increases the Company’s market share in the northwest area of Minnesota. The total cash purchase price for the dealership was $3,940,380.  The Company expects the allocation of the purchase price to be finalized during the fiscal year ending January 31, 2009.

Quad County Implement

On May 1, 2008, the Company acquired 100% of the outstanding stock of Quad County Implement, Inc.  The Dealership is located in Blairstown, Iowa and is contiguous to existing markets.  The acquisition increases the Company’s market share in central Iowa. The total cash purchase price for the dealership was $2,000,000.  The Company expects the allocation of the purchase price to be finalized within one year of the acquisition date.

Mid-Land Equipment Company

On May 28, 2008, the Company acquired certain assets of Mid-Land Equipment Company, L.C.  The acquired entity consisted of six construction equipment stores located in Des Moines, Davenport, Clear Lake and Cedar Rapids, Iowa, and Omaha and Lincoln, Nebraska.  These stores are contiguous to existing markets in South Dakota and overlay the existing agricultural locations in Iowa. The total cash purchase price for the dealership was $14,389,029.  The Company expects the allocation of the purchase price to be finalized within one year of the acquisition date.

The allocation of the purchase price in the above business combinations is presented in the following table:

				Prior
		Quad	Mid-Land	Acquisition
	Ceres	County	Equipment	Purchase
	Equipment	Implement	Company	Adjustments	Total
Receivables	$—	$336,043	$918,633	$—	$1,254,676
Inventories	3,407,622	4,771,936	10,086,937	(66,520)	18,199,975
Deferred income taxes	—	—	—	26,275	26,275
Property and equipment	472,600	516,725	4,354,291	—	5,343,616
Goodwill	233,178	194,632	259,076	40,245	727,131

	$4,113,400	$5,819,336	$15,618,937	$—	$25,551,673

Accounts payable	$—	$263,607	$81,981	$—	$345,588
Floorplan notes payable	—	2,213,067	1,147,927	—	3,360,994
Customer deposits	173,020	218,412	—	—	391,432
Accrued expenses	—	43,138	—	—	43,138
Income taxes payable	—	241,915	—	—	241,915
Long-term debt	—	485,192	—	—	485,192
Deferred income taxes	—	354,005	—	—	354,005

	$173,020	$3,819,336	$1,229,908	$—	$5,222,264

Consideration given	$3,940,380	$2,000,000	$14,389,029	$—	$20,329,409

Of the total goodwill of $727,131 recorded in the acquisition transactions during the six months ended July 31, 2008, $492,254 is expected to be deductible for tax purposes.

NOTE 9 - SUBSEQUENT EVENTS

On September 12, 2008, the Company acquired the assets of Wolf’s Farm Equipment for approximately $0.6 million.  The dealership is located in Kintyre, North Dakota.  The acquisition expands the Company’s presence in central North Dakota.

On September 11, 2008, the Company entered into a Purchase Agreement to acquire the assets of Pioneer Garage, Inc., with three agricultural equipment dealerships.  We expect the closing date to be in October 2008.  The dealerships are located in Highmore, Pierre, and Miller, South Dakota.  The acquisition expands the Company’s presence in market areas contiguous to existing dealerships.

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

Critical Accounting Policies

There have been no material changes in our Critical Accounting Policies, as disclosed in our Annual Report on Form 10-K for the year ended January 31, 2008.

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

Our net income was $3.3 million, or $0.19 per diluted share, in the quarter ended July 31, 2008, compared to $1.5 million, or $0.22 per diluted share, in the quarter ended July 31, 2007.  Significant factors impacting the quarter were:

•                  Strong revenue growth due to acquisitions and same-store sales;

•                  Increase in gross profits primarily due to increased revenues;

•                  Increase in operating expenses primarily due to acquisitions and increased revenues; and

•                  Significantly higher diluted weighted average shares resulting from our two offerings, which negatively impacts earnings per share comparisons to the prior year.

Results of Operations

Comparative financial data for each of our four sources of revenue are expressed below. The results for these periods include the operating results of the acquisitions made during these periods. The period-to-period comparisons included below are not necessarily indicative of future results (dollars in thousands):

	Three Months Ended July 31,			Six Months Ended July 31,
	2008	2007	Percent Change	2008	2007	Percent Change

Equipment
Revenue	$97,840	$61,380	59.4	$218,754	$122,483	78.6
Cost of revenue	86,986	55,643	56.3	194,904	110,533	76.3
Gross profit	$10,854	$5,737	89.2	$23,850	$11,950	99.6

Parts
Revenue	$23,612	$14,851	59.0	$45,116	$27,176	66.0
Cost of revenue	16,689	10,866	53.6	32,483	20,016	62.3
Gross profit	$6,923	$3,985	73.7	$12,633	$7,160	76.4

Service
Revenue	$10,788	$7,647	41.1	$19,732	$13,041	51.3
Cost of revenue	3,907	2,670	46.3	7,325	4,888	49.9
Gross profit	$6,881	$4,977	38.2	$12,407	$8,153	52.2

Other, including trucking and rental
Revenue	$2,665	$1,934	37.8	$3,885	$2,939	32.2
Cost of revenue	1,894	1,291	46.8	2,747	2,041	34.6
Gross profit	$771	$643	19.9	$1,138	$898	26.7

The following table sets forth our statements of operations data expressed as a percentage of net revenue for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
	(unaudited)		(unaudited)

Revenue
Equipment	72.5%	71.5%	76.1%	73.9%
Parts	17.5%	17.3%	15.7%	16.4%
Service	8.0%	8.9%	6.8%	7.9%
Other, including trucking and rental	2.0%	2.3%	1.4%	1.8%
Total revenue	100%	100%	100%	100%

Cost of Revenue
Equipment	64.5%	64.8%	67.8%	66.7%
Parts	12.4%	12.7%	11.3%	12.1%
Service	2.9%	3.1%	2.5%	3.0%
Other, including trucking and rental	1.4%	1.5%	1.0%	1.2%
Total cost of revenue	81.2%	82.1%	82.6%	83.0%

Gross profit	18.8%	17.9%	17.4%	17.0%

Operating expenses	14.4%	13.3%	13.1%	12.9%

Income from operations	4.4%	4.6%	4.3%	4.1%

Three Months Ended July 31, 2008 Compared to Three Months Ended July 31, 2007

Revenue

	Three months ended July 31, 2008	Three months ended July 31, 2007	Increase	Percent change
	(dollars in thousands)
Total revenue	$134,905	$85,812	$49,093	57.2%
Equipment	$97,840	$61,380	$36,460	59.4%
Parts	$23,612	$14,851	$8,761	59.0%
Service	$10,788	$7,647	$3,141	41.1%
Other, including trucking and rental	$2,665	$1,934	$731	37.8%

The increase in revenue for the three months ended July 31, 2008 was due to acquisitions contributing to current period revenue and same-store sales growth.  Acquisitions contributed $35.4 million in total revenue, or 72.1% of the total revenue increase, while same-store sales growth contributed $13.7 million, or 27.9% of the increase.  Same-store sales increased 15.9% over the same period of the prior year, which is indicative of the strong market for our products, particularly in the area of equipment sales.  We believe equipment sales were strong in the three months ended July 31, 2008 due to the growth in global demand for agricultural commodities and the positive impact this commodity demand has had on farm income.  We anticipate favorable market conditions will continue for fiscal 2009, assuming normal harvest weather conditions.

Cost of Revenue

	Three months ended July 31, 2008	Three months ended July 31, 2007	Increase	Percent change
	(dollars in thousands)
Total cost of revenue	$109,476	$70,470	$39,006	55.4%
Equipment	$86,986	$55,643	$31,343	56.3%
Parts	$16,689	$10,866	$5,823	53.6%
Service	$3,907	$2,670	$1,237	46.3%
Other, including trucking and rental	$1,894	$1,291	$603	46.7%

The increase in cost of revenue for the three months ended July 31, 2008 was primarily due to increased revenue.  Acquisitions contributed $28.6 million in total cost of revenue, or 73.3% of the increase, while same-store sales growth contributed $10.4 million, or 26.7% of the increase.  As a percentage of revenue, cost of revenue was 81.2%, compared to 82.1% for the second quarter of fiscal 2008.

Gross Profit

	Three months ended July 31, 2008	Three months ended July 31, 2007	Increase	Percent change
	(dollars in thousands)
Total gross profit	$25,429	$15,342	$10,087	65.7%
Equipment	$10,854	$5,737	$5,117	89.2%
Parts	$6,923	$3,985	$2,938	73.7%
Service	$6,881	$4,977	$1,904	38.3%
Other, including trucking and rental	$771	$643	$128	19.9%

The $10.1 million increase in gross profit for the three months ended July 31, 2008 was primarily due to increased revenue.  Acquisitions contributed $6.8 million to the gross profit comparison for the three months ending July 31, 2008, which was 67.3% of the increase in total gross profit, while increases in same-store sale gross profits provided the remaining $3.3 million, or 32.7%, of the gross profit improvement.  Gross profit margins were 18.8% for the second quarter of fiscal 2009, compared to 17.9% for the second quarter of fiscal 2008.  The current strong market for our products, particularly equipment, has resulted in improved margins compared to the prior year.

Operating Expenses

	Three months ended July 31, 2008	Three months ended July 31, 2007	Increase	Percent change
	(dollars in thousands)
Operating expenses	$19,470	$11,406	$8,064	70.7%

The $8.1 million increase in operating expenses was primarily due to the additional costs associated with acquisitions such as compensation, rent and depreciation.  Other costs contributing to higher operating expenses were increased sales commission expenses (resulting from increased gross profits), and, to a lesser extent, additional costs associated with being a public company, such as increased legal and accounting costs related to regulatory compliance, particularly Sarbanes-Oxley compliance.  As a percentage of total revenue, operating expenses increased to 14.4% for the second quarter of fiscal 2009 from 13.3% for the second quarter of fiscal 2008.   This increase was partially caused by higher commission expenses, which are paid based on gross profits.  Since our current quarter’s equipment margins were notably stronger than the prior year, commission expense as a percent of sales increased.  Also contributing to the percentage increase is current quarter Sarbanes-Oxley compliance costs.

Other Income (Expense)

	Three months ended July 31, 2008	Three months ended July 31, 2007	Increase/ (Decrease)	Percent change
	(dollars in thousands)
Interest and other income	$450	$71	$379	533.8%
Floorplan interest	$(578)	$(952)	$(374)	(39.3)%
Interest expense	$(230)	$(610)	$(380)	(62.3)%

Interest and other income increased in the current quarter due to the higher level of cash and cash equivalents in the current three month period compared to the prior year three month period.  The decrease in floorplan interest of $0.4 million was due to lower borrowing rates compared to the prior year quarter.  The decrease in interest expense was primarily due to lower debt levels resulting from the retirement of all subordinated debentures as well as the early extinguishment of a portion of our long-term debt.  This debt reduction will continue to result in lower interest expense throughout fiscal 2009 compared to that of fiscal year 2008.

Provision for Income Taxes

	Three months ended July 31, 2008	Three months ended July 31, 2007	Increase	Percent change
	(dollars in thousands)
Provision for income taxes	$2,269	$989	$1,280	129.4%

The effective tax rate increased slightly to 40.5% for the three months ended July 31, 2008 from 40.4% for the three months ended July 31, 2007.

Six Months Ended July 31, 2008 Compared to Six Months Ended July 31, 2007

Revenue

	Six months ended July 31, 2008	Six months ended July 31, 2007	Increase	Percent change
	(dollars in thousands)
Total revenue	$287,487	$165,639	$121,848	73.6%
Equipment	$218,754	$122,483	$96,271	78.6%
Parts	$45,116	$27,176	$17,940	66.0%
Service	$19,732	$13,041	$6,691	51.3%
Other, including trucking and rental	$3,885	$2,939	$946	32.2%

The increase in revenue for the six months ended July 31, 2008 was due to acquisitions contributing to current period revenue and same-store sales growth.  Acquisitions contributed $80.3 million in total revenue, or 65.9% of the increase, while same-store sales growth contributed $41.6 million, or 34.1% of the increase.  Same-store sales increased 26.5% over the prior year, which is indicative of the strong market for our products, particularly in the area of equipment sales.  We believe equipment sales were strong in the six months ended July 31, 2008 due to the growth in global demand for agricultural commodities and the positive impact this commodity demand has had on farm income.  We anticipate favorable market conditions will continue for fiscal 2009, assuming normal harvest weather conditions.

Cost of Revenue

	Six months ended July 31, 2008	Six months ended July 31, 2007	Increase	Percent change
	(dollars in thousands)
Total cost of revenue	$237,459	$137,478	$99,981	72.7%
Equipment	$194,904	$110,533	$84,371	76.3%
Parts	$32,483	$20,016	$12,467	62.3%
Service	$7,324	$4,888	$2,437	49.9%
Other, including trucking and rental	$2,747	$2,041	$706	34.6%

The increase in cost of revenue for the six months ended July 31, 2008 was primarily due to increased revenue.  Acquisitions contributed $66.0 million in total cost of revenue, or 66.0% of the increase, while same-store sales growth contributed $34.0 million, or 34.0% of the increase.  As a percentage of revenue, cost of revenue was 82.6% for the second quarter of fiscal 2009, compared to 83.0% for the second quarter of fiscal 2008.

Gross Profit

	Six months ended July 31, 2008	Six months ended July 31, 2007	Increase	Percent change
	(dollars in thousands)
Total gross profit	$50,028	$28,161	$21,867	77.6%
Equipment	$23,850	$11,950	$11,900	99.6%
Parts	$12,633	$7,160	$5,473	76.4%
Service	$12,407	$8,153	$4,254	52.2%
Other, including trucking and rental	$1,138	$898	$240	26.7%

The $21.9 million increase in gross profit for the six months ended July 31, 2008 was primarily due to increased revenue.  Acquisitions contributed $14.4 million to the gross profit comparison for the six months ending July 31, 2008, which was 66.2% of the total increase in gross profit, while increases in same-store sale gross profits provided the remaining $7.5 million, or 33.8%, of the gross profit improvement.  Gross profit margins were 17.4% for the six months ended July 31, 2008, compared to 17.0% in the prior six month period.  The current strong market for our products, particularly equipment, has resulted in improved margins compared to the prior year.  The higher equipment margins more than offset the sales mix shift from higher margin revenue (parts and service) to lower margin equipment revenue.

Operating Expenses

	Six months ended July 31, 2008	Six months ended July 31, 2007	Increase	Percent change
	(dollars in thousands)
Operating expenses	$37,652	$21,452	$16,200	75.5%

The increase in operating expenses was primarily due to the additional costs associated with acquisitions such as compensation, rent and depreciation.  Other costs contributing to higher operating expenses were increased sales commission expenses (resulting from increased gross profits), and to a lesser extent additional costs associated with being a public company, such as increased legal and accounting costs related to regulatory compliance, particularly Sarbanes-Oxley compliance.  As a percentage of total revenue, operating expenses remained relatively constant at 13.1% for the first six months of fiscal 2009 compared to 12.9% for the first six months of fiscal 2008.

Other Income (Expense)

	Six months ended July 31, 2008	Six months ended July 31, 2007	Increase/ (Decrease)	Percent change
	(dollars in thousands)
Interest and other income	$761	$85	$676	795.3%
Floorplan interest	$(1,299)	$(1,831)	$(532)	(29.1)%
Interest expense	$(543)	$(1,265)	$(722)	(57.1)%

Interest and other income increased $0.7 million for the six months ended July 31, 2008 due to the higher level of cash and cash equivalents in the current six month period compared to the prior year six month period.  The decrease in floorplan interest of $0.5 million was due to lower borrowing rates compared to the prior year six month period.  The decrease in interest expense of $0.7 million was primarily due to lower debt levels resulting from the retirement of all subordinated debentures as well as the early extinguishment of a portion of our long-term debt.  This debt reduction will continue to result in lower interest expense throughout fiscal 2009 compared to that of fiscal year 2008.

Provision for Income Taxes

	Six months ended July 31, 2008	Six months ended July 31, 2007	Increase	Percent change
	(dollars in thousands)
Provision for income taxes	$4,575	$1,468	$3,107	211.6%

The effective tax rate increased to 40.5% for the six months ended July 31, 2008 from 39.7% for the six months ended July 31, 2007.  The increase in the effective tax rate from the prior year primarily reflects the changing mix of sales originating in states with higher tax rates.  The mix change is primarily impacted by current and prior year acquisitions.

Liquidity and Capital Resources

Cash Flow from Operating Activities

For the six months ended July 31, 2008, our cash flow provided by operating activities was $7.4 million.  Our cash flows from operations were primarily the result of our reported net income of $6.7 million, an increase in accounts payable of $3.5 million, an increase in customer deposits of $9.6 million and an add-back of non-cash depreciation and amortization of $1.9 million.  This amount was principally offset by an increase in receivables of $7.7 million and an increase in inventories of $7.0 million.  The large increase in customer deposits and receivables is representative of our growth through acquisitions and strong fiscal 2009 second quarter sales activity.

For the six months ended July 31, 2007, our cash flow provided by operating activities was $5.1 million.  Our cash flows from operations were primarily the result of our reported net income of $2.2 million, an increase in customer deposits of $1.7 million, an increase in accounts payable of $1.0 million and an add back of non-cash depreciation and amortization of $1.1 million.  This amount was principally offset by a receivables increase of $0.4 million and a floorplan notes payable decrease of $0.7 million.

Cash Flow from Investing Activities

For the six months ended July 31, 2008, cash used for investing activities was $23.9 million.  Our cash used for investing activities primarily consisted of equipment dealership purchases of $20.3 million and purchases of property and equipment for $3.7 million.  The second quarter $14.4 million purchase of the assets of Mid-Land Equipment Company was the most significant cash acquisition for the current year.  Due to our higher cash levels resulting from our public offering proceeds, the Company has been assuming fewer liabilities in recent acquisitions, which therefore have required higher cash payments at the time of acquisition.

For the six months ended July 31, 2007, cash used for investing activities was $9.1 million.  Our cash used for investing activities related to purchases of equipment dealerships (net of cash purchased) was $5.1 million and purchases of property and equipment was $4.1 million.

Cash Flow from Financing Activities

For the six months ended July 31, 2008, cash provided from financing activities was $60.7 million.  Cash provided by financing activities was primarily the result of $78.9 million in net proceeds from our second quarter follow-on offering.  Partially offsetting these proceeds were principal payments on long-term debt and subordinated debentures of $16.8 million.

For the six months ended July 31, 2007, cash used for financing activities was primarily the result of a decrease in the net change in non-manufacturer floorplan payables of $4.6 million, proceeds from long-term debt borrowings and subordinated debentures of $4.1 million and principal payments on long term debt of $1.7 million.

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

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such “forward-looking” information is included in this Quarterly Report on Form 10-Q, including the MD&A section, as well as in our Annual Report on Form 10-K for the year ended January 31, 2008 that was filed with the Securities and Exchange Commission, and in other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company).

Forward-looking statements include all statements based on future expectations and specifically include, among other things, all statements relating to (i) our beliefs that our market share is growing, (ii) our beliefs with respect to market conditions, including our belief that favorable market conditions will continue for fiscal 2009, and (iii) our expectations and beliefs with respect to the uses and adequacy of our capital resources.  Any statements that are not based upon historical facts, including the outcome of events that have not yet occurred and our expectations for future performance, are forward-looking statements.  The words “potential,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,”  “will,” “plan,” “anticipate,” and similar words and expressions are intended to identify forward-looking statements.  Such statements are based upon the current beliefs and expectations of our management.  Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.  These risks and uncertainties include, but are not limited to, adverse market conditions in the agricultural and equipment industries, and those matters identified and discussed in our Annual Report on Form 10-K under the section titled “Risk Factors”.

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

Based upon balances and interest rates as of July 31, 2008, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $367,000. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $367,000.  At July 31, 2008, we had variable rate floorplan notes payable of $118.1 million, of which approximately $35.2 million was interest-bearing, variable notes payable and long-term debt of $1.5 million, and fixed rate notes payable and long-term debt of $2.7 million.

Our policy is not to enter into derivatives or other financial instruments for trading or speculative purposes.

ITEM 4.                  CONTROLS AND PROCEDURES

(a)                               Evaluation of disclosure controls and procedures. After evaluating the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (“the Exchange Act”) as of the end of the period covered by this quarterly report, our chief executive officer and chief financial officer with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information that is required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities Exchange Commission. Our chief executive officer and chief financial officer, with the participation of the Company’s management, have also concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

Based on evaluations occurring prior to the end of the period covered by this quarterly report, our chief executive officer and chief financial officer concluded that certain internal control deficiencies existed.  In light of these deficiencies, management took the actions, as discussed below, prior to and during the first and second quarter to address such deficiencies.

                                                (b)          Changes in internal controls. There has not been any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) as promulgated by the Securities and Exchange Commission under the Act) during its most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  During the second quarter of fiscal 2009, the Company continued to implement the actions identified in its Form 10-Q for the Company’s third quarter of fiscal 2008 relating to remediating past control deficiencies.

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

There have been no material changes to the risk factors described in our Form 10-K.

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 11, 2007, we closed the initial public offering (“IPO”) of our common stock, pursuant to which we sold 5,442,395 shares of our common stock and selling stockholders sold 1,457,605 shares.  We filed a Registration Statement on Form S-1 in connection with the IPO (SEC File No. 333-145526) that was declared effective on December 6, 2007, as well as a Registration Statement on Form S-1 relating to an increase in the proposed maximum aggregate offering price (SEC File No. 333-147859).  We received net proceeds, after expenses, from the IPO of approximately $41.8 million. Offering expenses related to the IPO included an underwriting discount of approximately $3.2 million and other offering expenses of approximately $1.2 million.  During the six-month period ended July 31, 2008, we used $1.3 million of the net proceeds from the IPO to repay subordinated debt held by former owners of acquired dealerships, $5.5 million to repay term debt held primarily by CNH Capital and former owners of acquired dealerships, $9.4 million to repay fixed rate long-term debt from Bremer Bank, $3.9 million to acquire certain assets of Ceres Equipment, Inc., $14.4 million to acquire certain assets of Mid-Land Equipment Company, and $2.0 million to acquire the outstanding stock of Quad County Implement.  We intend to use the remaining proceeds from the IPO to fund potential acquisitions of CNH agricultural and construction equipment dealerships and for general corporate purposes, including working capital needs.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The stockholders of the Company voted on one item, the election of two Class I directors, at the Annual Meeting of Stockholders held on June 3, 2008:

Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934.  There was no solicitation in opposition to management’s nominees, and the stockholders elected the following persons as directors of the Company to serve until the 2011 Annual Meeting:

	Votes	Votes
Nominee	For	Withheld
Tony Christianson	11,906,252	206,387
James Irwin	11,975,817	136,822

The following individuals will continue to serve as directors of the Company: David Meyer, Peter Christianson, Gordon Paul Anderson, John Bode, and James Williams.

ITEM 5.                  OTHER INFORMATION

On September 9, 2008, our Compensation Committee approved the Titan Machinery Inc. Executive Bonus Plan.  Under the Executive Bonus Plan, our Chief Executive Officer and President-Chief Financial Officer may earn a potential bonus of up to 200% of his or her base salary in a fiscal year and each other executive officer may earn a potential bonus of up to 70% of his or her base salary depending on such person’s position.  The Plan provides that 40% of the eligible bonus for our named executive officers is based upon achievement of Titan’s annual pre-tax net income goal, 20% is based on achievement of Titan’s annual total sales goal and 20% is based on Titan’s annual return on assets goal.  The remaining 20% of the eligible bonus is based upon achievement of personal position-specific goals approved by the Compensation Committee after consultation with the named executive officers.  The personal position-specific goals for the named executive officers may relate to share performance, respective department personnel development, execution of strategies related to acquisitions, real estate, financing and investments, internal and external reporting or implementation of unique position-specific projects that may vary annually.  The annual bonuses will be paid 100% in cash.

A copy of the Executive Bonus Plan has been filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

ITEM 6.                  EXHIBITS

(a)           Exhibits - See Exhibit Index on page following signatures

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 15, 2008

TITAN MACHINERY INC.

By	/s/ Peter J. Christianson
Peter J. Christianson
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

TITAN MACHINERY INC.

FORM 10-Q

Exhibit No.	Description
**10.1	Loan Agreement, dated August 28, 2008, between Bremer Bank, N.A. and the registrant
**10.2	Titan Machinery Inc. Executive Bonus Plan
**31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**Filed herewith