Form 10-Q
period 2008-10-31
Titan Machinery Inc.
filed 2008-12-15
CIK 1409171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).YES ☐  NO  ☒

The number of shares outstanding of the registrant’s common stock as of December 1, 2008 was: Common Stock, $0.00001 par value, 17,646,483 shares.

TITAN MACHINERY INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

TITAN MACHINERY INC.

CONSOLIDATED BALANCE SHEETS

	October 31,	January 31,
	2008	2008
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$41,861,426	$42,802,505
U.S. treasury bills	49,903,760	—
Total cash, cash equivalents and U.S. treasury bills	91,765,186	42,802,505

Receivables, net	20,685,208	22,061,275
Inventories	234,688,943	145,766,866
Prepaid expenses	365,617	215,312
Income taxes receivable	—	1,074,216
Deferred income taxes	1,301,000	1,027,000

Total current assets	348,805,954	212,947,174

INTANGIBLES AND OTHER ASSETS
Parts inventory in excess of amounts expected to be sold currently	2,080,000	1,480,000
Goodwill	10,166,051	8,271,133
Intangible assets, net of accumulated amortization	418,965	337,242
Other	397,249	311,581
	13,062,265	10,399,956
PROPERTY AND EQUIPMENT, net of accumulated depreciation	26,257,764	16,022,336

	$388,125,983	$239,369,466

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$14,596,431	$9,244,064
Floorplan notes payable	171,375,535	105,847,648
Current maturities of long-term debt	1,109,274	5,653,840
Customer deposits	11,155,883	19,309,533
Accrued expenses	8,060,286	6,137,842
Income taxes payable	2,687,261	—

Total current liabilities	208,984,670	146,192,927

LONG-TERM LIABILITIES
Long-term debt, less current maturities	2,707,158	13,082,795
Deferred income taxes	2,777,000	1,865,000
Other long term liabilities	3,293,047	811,689
	8,777,205	15,759,484

SUBORDINATED DEBENTURES	—	1,300,000

STOCKHOLDERS’ EQUITY
Common stock, par value $.00001 per share, authorized - 25,000,000 shares; issued and outstanding - 17,639,722 at October 31, 2008 and 13,440,654, at January 31, 2008	176	134
Additional paid-in-capital	137,522,187	58,179,695
Retained earnings	32,841,745	17,937,226
	170,364,108	76,117,055

	$388,125,983	$239,369,466

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007

REVENUE
Equipment	$167,950,651	$103,371,870	$386,704,792	$225,854,237
Parts	29,794,106	18,384,291	74,910,572	45,560,354
Service	12,893,719	7,897,554	32,625,688	20,938,351
Other, including trucking and rental	3,321,691	2,517,573	7,206,523	5,456,924
TOTAL REVENUE	213,960,167	132,171,288	501,447,575	297,809,866

COST OF REVENUE
Equipment	148,677,637	93,799,249	343,581,874	204,331,911
Parts	20,638,082	13,651,728	53,121,067	33,667,873
Service	5,018,963	2,843,191	12,343,742	7,730,777
Other, including trucking and rental	2,279,329	1,492,984	5,026,585	3,534,342
TOTAL COST OF REVENUE	176,614,011	111,787,152	414,073,268	249,264,903

GROSS PROFIT	37,346,156	20,384,136	87,374,307	48,544,963

OPERATING EXPENSES	23,153,447	14,380,458	60,805,415	35,832,842

INCOME FROM OPERATIONS	14,192,709	6,003,678	26,568,892	12,712,121

OTHER INCOME (EXPENSE)
Interest and other income	496,656	119,829	1,257,434	204,464
Floorplan interest expense	(782,701)	(973,696)	(2,082,167)	(2,805,050)
Subordinated debt interest expense	—	(445,440)	(20,917)	(1,324,432)
Interest expense other	(46,763)	(245,024)	(568,723)	(631,296)

INCOME BEFORE INCOME TAXES	13,859,901	4,459,347	25,154,519	8,155,807

PROVISION FOR INCOME TAXES	(5,675,000)	(1,745,000)	(10,250,000)	(3,212,663)

NET INCOME	$8,184,901	$2,714,347	$14,904,519	$4,943,144

ADJUSTMENTS TO INCOME:
Amortization of syndication fees	—	(5,296)	—	(15,889)
Unpaid accumulated preferred dividends	—	(25,594)	—	(76,782)

INCOME AVAILABLE TO COMMON STOCKHOLDERS	$8,184,901	$2,683,457	$14,904,519	$4,850,473

EARNINGS PER SHARE - NOTE 1

EARNINGS PER SHARE - BASIC	$0.47	$0.62	$0.94	$1.12
EARNINGS PER SHARE - DILUTED	$0.45	$0.36	$0.91	$0.72

WEIGHTED AVERAGE SHARES - BASIC	17,553,416	4,345,710	15,864,415	4,345,391
WEIGHTED AVERAGE SHARES - DILUTED	18,041,197	7,675,831	16,373,629	7,238,714

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional
	Shares		Paid-In	Retained
	Outstanding	Amount	Capital	Earnings	Total

BALANCE, JANUARY 31, 2007	4,344,753	$43	$514,864	$12,863,630	$13,378,537
Common stock issued in initial public offering	5,442,395	55	41,793,588	—	41,793,643
Issuance of shares for stock acquisition	235,294	2	1,999,997	—	1,999,999
Issuance of shares for conversion of debt/conversion of redeemable securities/exercise of warrants	3,339,792	33	13,729,791	—	13,729,824
Stock based compensation expense	78,420	1	141,455	—	141,456
Unpaid accumulated dividends	—	—	—	(87,791)	(87,791)
Amortization of syndication fees	—	—	—	(51,311)	(51,311)
Net income	—	—	—	5,212,698	5,212,698

BALANCE, JANUARY 31, 2008	13,440,654	134	58,179,695	17,937,226	76,117,055
Common stock issued in follow-on offering	4,180,000	42	78,814,792	—	78,814,834
Common stock issued on grant of restricted stock and exercise of stock options	19,068	—	40,004	—	40,004
Stock based compensation expense	—	—	487,696	—	487,696
Net income	—	—	—	14,904,519	14,904,519

BALANCE, OCTOBER 31, 2008	17,639,722	$176	$137,522,187	$32,841,745	$170,364,108

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended October 31,
	2008	2007

OPERATING ACTIVITIES
Net income	$14,904,519	$4,943,144
Adjustments to reconcile net income to net cash from operations
Depreciation	2,770,439	1,524,460
Amortization	168,277	89,370
Gain on sale of equipment	(35,894)	(37,377)
Deferred income taxes	68,016	—
Stock based compensation expense	487,696	122,355
Other	(55,668)	—
Changes in assets and liabilities, net of purchase of equipment dealerships assets and assumption of liabilities
Receivables	2,631,143	(7,773,134)
Inventories	(14,066,176)	(7,008,344)
Prepaid expenses	(150,305)	(399,922)
Net change in other assets	(30,000)	8,699
Floorplan notes payable	4,637,363	4,145,203
Accounts payable	5,002,779	2,484,048
Other long-term liabilities	2,481,358	283,109
Customer deposits	(8,545,082)	4,930,354
Accrued expenses	1,879,306	1,565,175
Income taxes	3,761,477	445,529

NET CASH PROVIDED BY OPERATING ACTIVITIES	15,909,248	5,322,669

INVESTING ACTIVITIES
Purchase of U.S. treasury bills, net of sales	(49,903,760)	—
Property and equipment purchases	(6,072,004)	(5,527,513)
Net proceeds from sale of equipment	288,106	103,174
Payment for intangible asset	—	(216,819)
Purchase of equipment dealerships, net of cash purchased	(26,396,064)	(4,950,478)

NET CASH USED FOR INVESTING ACTIVITIES	(82,083,722)	(10,591,636)

FINANCING ACTIVITIES
Proceeds from follow-on offering of common stock net of underwriting discount of $4,389,000 and other direct costs of $396,166	78,814,834	—
Net change in non-manufacturer floorplan payable	3,602,661	(3,462,099)
Proceeds from long-term debt borrowings and subordinated debentures	691,431	9,115,964
Principal payments on long-term debt and subordinated debentures	(17,915,535)	(4,183,588)
Other	40,004	24,264

NET CASH PROVIDED BY FINANCING ACTIVITIES	65,233,395	1,494,541

NET CHANGE IN CASH AND CASH EQUIVALENTS	(941,079)	(3,774,426)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	42,802,505	7,572,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$41,861,426	$3,797,574

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended October 31,
	2008	2007

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period
Income taxes, net of refunds	$6,178,000	$2,590,798
Interest	2,763,160	4,806,047

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends on preferred redeemable stock charged to retained earnings	$—	$76,782
Property and equipment purchased with long-term debt	$268,709	$—
Acquisition of equipment dealership assets in exchange for cash and assumption of liabilities including purchase accounting adjustments on prior acquisitions
Accounts receivable	$(1,255,076)	$(1,020,316)
Inventories	(25,644,469)	(14,847,239)
Property and equipment	(6,917,366)	(1,398,148)
Intangible asset	(250,000)	—
Goodwill	(1,894,918)	(2,882,770)
Accounts payable	349,588	2,858,131
Floorplan notes payable	7,476,431	8,196,113
Customer deposits	391,432	—
Accrued expenses	43,138	347,110
Income taxes payable	242,254	176,336
Long term debt	735,192	1,000,000
Deferred income taxes, net	327,730	193,807
Issuance of preferred stock	—	2,426,498

Cash paid for dealerships	$(26,396,064)	$(4,950,478)

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 -  BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended October 31, 2008 are not necessarily indicative of the results that may be expected for the year ended January 31, 2009.  The information contained in the balance sheet as of January 31, 2008 was derived from the Company’s audited financial statements for the year then ended.

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

Cash, Cash Equivalents and U.S. Treasury Bills

The Company considers all highly liquid investments with original maturities of three months or less on their acquisition date to be cash equivalents. The Company accounts for investments with original maturities greater than three months, but less than one year, at the date of purchase as short-term marketable securities.

As of October 31, 2008 short-term marketable securities consist entirely of U.S. Treasury Bills. These investments are classified as held to maturity as the Company has both the positive intent and ability to hold to maturity. The investments are carried at amortized cost, which due to the short-term nature of the investments, approximates fair value.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”).  This standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This standard applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. The Company adopted SFAS 157 effective February 1, 2008. The adoption of SFAS 157 for financial assets and liabilities held by the Company did not have a material effect on the Company’s financial statements or notes thereto.

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

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (“FSP FAS 157-3”), which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP FAS 157-3  was effective upon issuance.  Its adoption did not have a material effect on the Company’s consolidated financial statements.

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

On December 21, 2007 the SEC staff issued Staff Accounting Bulletin No. 110 (“SAB 110”), which, effective January 1, 2008, amends and replaces SAB 107, Share-Based Payment. SAB 110 expresses the views of the SEC staff regarding the use of a “simplified” method in developing the expected life assumption in accordance with FASB Statement No. 123(R), Share-Based Payment. The use of the “simplified” method was scheduled to expire on December 31, 2007. SAB 110 extends the use of the “simplified” method in certain situations. The SEC staff does not expect the “simplified” method to be used when sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available.  The Company plans to track and capture employee exercise behavior in the future as a basis for our valuation assumptions.  The Company currently uses simplified estimates due to the limited number of options exercised.

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

The components of basic earnings per share are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
Basic - Earnings Per Share	2008	2007	2008	2007

Net Income	$8,184,901	$2,714,347	$14,904,519	$4,943,144
Less: Amortization of syndication fees	—	(5,296)	—	(15,889)
Less: Preferred stock dividends - unpaid	—	(25,594)	—	(76,782)
Income available to common stockholders	$8,184,901	$2,683,457	$14,904,519	$4,850,473

Basic weighted-average shares outstanding	17,553,416	4,345,710	15,864,415	4,345,391

Basic - Earnings Per Share	$0.47	$0.62	$0.94	$1.12

The components of diluted earnings per share are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
Diluted - Earnings Per Share	2008	2007	2008	2007

Income available to common stockholders	$8,184,901	$2,683,457	$14,904,519	$4,850,473
Plus: Income impact of assumed conversions
Amortization of syndication fees	—	5,296	—	15,889
Preferred stock dividends - unpaid	—	25,594	—	76,782
Interest on convertible debentures, net of tax effect	—	80,581	—	241,743
Income available to common stockholders plus assumed conversions	$8,184,901	$2,794,928	$14,904,519	$5,184,887

Diluted weighted-average shares outstanding:
Basic weighted-average shares outstanding	17,553,416	4,345,710	15,864,415	4,345,391
Plus: Incremental shares from assumed conversions
Convertible debentures	—	2,308,648	—	2,107,327
Convertible preferred shares	—	790,206	—	574,517
Restricted Stock	86,306	9,573	85,522	10,847
Warrants	110,530	168,443	112,210	153,720
Options	290,945	53,251	311,482	46,912
Diluted weighted-average shares outstanding	18,041,197	7,675,831	16,373,629	7,238,714

Diluted - EPS	$0.45	$0.36	$0.91	$0.72

NOTE 2 -  INVENTORIES

	October 31, 2008	January 31, 2008
New equipment	$151,769,202	$78,409,999
Used equipment	48,842,337	44,478,010
Parts, tires and attachments	30,397,325	20,462,680
Work in process	3,680,079	2,416,177

	$234,688,943	$145,766,866

In addition to the above amounts, the Company has estimated that a portion of its parts inventory will not be sold in the next operating cycle. Accordingly, these balances have been classified as noncurrent assets.

NOTE 3 -  LINES OF CREDIT/FLOORPLAN NOTES PAYABLE

Operating Line of Credit

The Company had no amount outstanding on the line of credit with Bremer Bank National Association (“Bremer Bank”) at October 31, 2008 and January 31, 2008. The agreement provides for available borrowings of $25,000,000 and carries a variable interest rate of prime minus .25%, and has a maturity date of August 1, 2009. The agreement contains certain financial covenants which impose minimum levels of current ratio, debt service coverage, and inventory turnover ratio and a maximum level of debt to tangible net worth ratio. As of October 31, 2008, the Company was in compliance with all of these financial covenants and had $24,750,000 in available borrowings under this line of credit. The line is secured by substantially all assets of the Company.

On August 1, 2008, Bremer Bank issued the Company a standby letter of credit in the amount of $250,000 to our insurance carrier for deductible retention. This reduced the amount of borrowings available on its line of credit by $250,000. This agreement expires on August 1, 2009.

Floorplan Lines of Credit

The Company has floorplan lines of credit for equipment purchases totaling $313,625,000 with various manufacturers and a bank, including a $300,000,000 Wholesale Floorplan Credit Facility with CNH Capital America LLC (“CNH”). As of October 31, 2008, the Company had approximately $149,679,000 in available borrowings remaining under these lines of credit. Under covenants of the CNH credit facility, the Company has agreed, among other things, to maintain various financial ratio levels and to submit certain financial information. As of October 31, 2008, the Company was in compliance with all floorplan financial covenants.

Floorplan notes payable relating to these credit facilities totaled approximately $163,946,000 of the total floorplan notes payable balance of $171,375,535 outstanding as of October 31, 2008 and $98,543,886 of the total floorplan notes payable balance of $105,847,648 outstanding as of January 31, 2008. These floorplan notes carried various interest rates ranging from 1.35 to 10.35% as of October 31, 2008 and 6.2 to 9.5% as of January 31, 2008, and are secured by substantially all assets of the Company. Repayment terms vary by individual notes, but generally payments are made from sales proceeds or rental revenue from the related inventories.

NOTE 4 -  LONG-TERM DEBT

	October 31, 2008	January 31, 2008
Variable rate notes payable to CNH Capital America LLC (CNH), variable rates at prime to prime plus 1.6%, varying monthly installment payments maturing August 2012, secured by rental fleet equipment	$1,089,929	$1,952,440

Non-interest bearing notes to CNH, in varying monthly installments, various maturity dates through February 2010, secured by parts	534,242	1,162,146

Fixed rate notes payable to Ford Motor Credit and GMAC, (5.99% to 9.85%), due in monthly installments including interest and various maturity dates through September 2013, secured by vehicles	497,821	291,428

Fixed rate note to Avoca Implement and Greenfield Implement 10.0%, monthly payments of $18,920, matures January 2011, secured by equipment	641,989	759,080

Fixed rate note to Textron Financial, 7.09%, monthly payments of $4,969, matures January 2018, secured by a company asset	533,742	549,583

Other, 6.5% - 7.25%, various maturity dates through January 2015, secured by equipment	518,709	—

Notes paid in full during nine month period ended October 31, 2008	—	14,021,958

	3,816,432	18,736,635
Less current maturities	(1,109,274)	(5,653,840)

	$2,707,158	$13,082,795

Long-term debt maturities are as follows:

12 Months Ending October 31,	Amount

2009	$1,109,274
2010	695,740
2011	815,139
2012	572,357
2013	140,900
Thereafter	483,022
$3,816,432

NOTE 5 -  SUBORDINATED DEBENTURES

During the first quarter of the current fiscal year the Company repaid all $1,300,000 subordinated debentures that were outstanding as of January 31, 2008.

NOTE 6 -  STOCK WARRANTS, STOCK OPTIONS AND RESTRICTED STOCK

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

The following is a summary of outstanding stock purchase warrants as of October 31, 2008:

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

Compensation cost charged to operations under the equity incentive plan was $487,696 for the nine months ended October 31, 2008 and $122,355 for the nine months ended October 31, 2007. The income tax benefit recognized from all stock based compensation arrangements was $198,700 for the nine months ended October 31, 2008 and $47,800 for the nine months ended October 31, 2007.

Stock Options

The Company grants stock options as part of its long-term incentive compensation to employees and members of the Board of Directors of the Company. Stock options vest over a period of four to six years for employees and immediately for members of the Board of Directors and have contractual terms of five to ten years.

The following table summarizes stock option activity for the nine months ended October 31, 2008:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 31, 2008	483,252	$7.43
Granted	158,500	20.86
Exercised	(6,667)	6.00
Forfeited	(16,665)	7.50
Outstanding at October 31, 2008	618,420	$10.89	$2,281,045

Options exercisable at October 31, 2008	71,587	$4.85	$538,728

The aggregate intrinsic value of stock options exercised was $151,669 for the nine months ended October 31, 2008. There were no options exercised for the nine months ended October 31, 2007. The weighted average grant date fair value of stock options granted was $8.98 and $3.24 for the nine months ended October 31, 2008 and 2007.

The fair value of each stock option granted is estimated using the Black-Scholes pricing model. The following assumptions were made in estimating fair value:

	For the Nine Months Ended October 31,
Assumption	2008	2007
Dividend Yield	0%	0%
Risk-free interest rate	3.0 - 3.6%	4.9%
Expected life of options	6.75 - 8 years	10 years
Expected volatility	34 - 38%	22%

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

The following is a summary of information related to options outstanding and exercisable at October 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$4.00-4.50	124,920	7.6	$4.46	61,586	7.6	$4.42
7.50-9.35	335,000	7.6	8.56	10,001	8.7	7.50
11.57-16.40	25,000	9.7	13.50	—	—	—
21.21-26.84	133,500	9.7	22.24	—	—	—
	618,420	8.2	10.89	71,587	7.8	4.85

As of October 31, 2008 there was $2,214,083 of unrecognized compensation cost on non-vested stock options that is expected to be recognized over a weighted-average period of 4.9 years.

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

The following table summarizes restricted stock activity for the nine months ended October 31, 2008:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
Outstanding at January 31, 2008	76,506	$7.86	3.2
Granted	14,365	20.40
Forfeited	(1,964)	9.95
Issued	(2,715)	4.87
Outstanding at October 31, 2008	86,192	9.99	2.2

The Company recognizes compensation expense ratably over the vesting period of the restricted stock. The weighted average grant date fair value of restricted stock granted was $20.40 and $7.50 during the nine months ended October 31, 2008 and 2007. As of October 31, 2008, there was $502,419 of unrecognized compensation cost on non-vested restricted stock that is expected to be recognized over a weighted-average period of 2.2 years.

NOTE 7 -  BUSINESS COMBINATIONS

The Company continued to implement its strategy of consolidating dealerships in desired market areas. Below is a summary of the acquisitions completed for the nine months ended October 31, 2008. In certain of its business combination transactions the Company recognizes goodwill. Factors contributing to the recognition of goodwill include an evaluation of enterprise value, historical financial performance, estimated industry potential within the market and the market territory relationship to other existing and future planned Company locations. Pro forma results are not presented as the acquisitions are not considered material, individually or in aggregate, to the Company. The results of operations of the acquired entities disclosed below have been included in the Company’s consolidated results of operations since each of the respective dates of acquisition.

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

Quad County Implement

On May 1, 2008, the Company acquired 100% of the outstanding stock of Quad County Implement, Inc. and subsequently merged the acquired entity into our Company. The Dealership is located in Blairstown, Iowa and is contiguous to existing markets. The acquisition increases the Company’s market share in central Iowa. The total cash purchase price for the dealership was $2,000,000. The Company expects the allocation of the purchase price to be finalized within one year of the acquisition date.

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

Wolf’s Farm Equipment

On September 12, 2008, the Company acquired certain assets of Wolf’s Farm Equipment, Inc. The Dealership is located in Kintyre, North Dakota and is contiguous to existing markets. The total cash purchase price for the dealership was $585,885. The Company expects the allocation of the purchase price to be finalized within one year of the acquisition date.

Pioneer Garage

On October 1, 2008, the Company acquired certain assets of Pioneer Garage, Inc. The acquired entity consisted of three agricultural equipment stores located in Pierre, Highmore, and Miller, South Dakota. These stores are contiguous to existing markets in South Dakota. The total cash purchase price for the dealership was $5,480,770. The Company expects the allocation of the purchase price to be finalized within one year of the acquisition date.

The allocation of the purchase price in the above business combinations is presented in the following table:

						Prior
		Quad	Mid-Land			Acquisition
	Ceres	County	Equipment	Wolf’s Farm	Pioneer	Purchase
	Equipment	Implement	Company	Equipment	Garage	Adjustments	Total
Receivables	$—	$336,043	$918,633	$—	$400	$—	$1,255,076
Inventories	3,407,622	4,730,248	10,086,937	385,570	7,100,612	(66,520)	25,644,469
Deferred income taxes	—	—	—	—	—	26,275	26,275
Property and equipment	472,600	516,725	4,354,291	173,550	1,400,200	—	6,917,366
Intangible Assets	—	—	—	—	250,000	—	250,000
Goodwill	233,178	236,659	259,076	26,765	1,098,995	40,245	1,894,918

	$4,113,400	$5,819,675	$15,618,937	$585,885	$9,850,207	$—	$35,988,104

Accounts payable	$—	$263,607	$81,981	$—	$4,000	$—	$349,588
Floorplan notes payable	—	2,213,067	1,147,927	—	4,115,437	—	7,476,431
Customer deposits	173,020	218,412	—	—	—	—	391,432
Accrued expenses	—	43,138	—	—	—	—	43,138
Income taxes payable	—	242,254	—	—	—	—	242,254
Long-term debt	—	485,192	—	—	250,000	—	735,192
Deferred income taxes	—	354,005	—	—	—	—	354,005

	$173,020	$3,819,675	$1,229,908	$—	$4,369,437	$—	$9,592,040

Consideration given	$3,940,380	$2,000,000	$14,389,029	$585,885	$5,480,770	$—	$26,396,064

Of the total goodwill of $1,894,918 recorded in the acquisition transactions during the nine months ended October 31, 2008, $1,658,259 is expected to be deductible for tax purposes.

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

Our net income was $8.2 million, or $0.45 per diluted share, in the quarter ended October 31, 2008, compared to $2.7 million, or $0.36 per diluted share, in the quarter ended October 31, 2007.  Significant factors impacting the quarter were:

•                  Strong revenue growth due to acquisitions and increased same-store sales;

•                  Increase in gross profits primarily due to increased revenues and stronger margins on equipment sales;

•                  Increase in operating expenses primarily due to acquisitions and increased revenues; and

•                  Significantly higher diluted weighted average shares resulting from our two offerings, which negatively impacts earnings per share comparisons to the prior year.

Results of Operations

Comparative financial data for each of our four sources of revenue are expressed below. The results for these periods include the operating results of the acquisitions made during these periods. The period-to-period comparisons included below are not necessarily indicative of future results:

	Three Months Ended October 31,			Nine Months Ended October 31,
			Percent			Percent
	2008	2007	Change	2008	2007	Change
	(dollars in thousands)			(dollars in thousands)
Equipment
Revenue	$167,950	$103,372	62.5%	$386,705	$225,854	71.2%
Cost of revenue	148,678	93,799	58.5%	343,582	204,332	68.1%
Gross profit	$19,272	$9,573	101.3%	$43,123	$21,522	100.4%

Parts
Revenue	$29,794	$18,384	62.1%	$74,910	$45,560	64.4%
Cost of revenue	20,638	13,652	51.2%	53,121	33,668	57.8%
Gross profit	$9,156	$4,732	93.5%	$21,789	$11,892	83.2%

Service
Revenue	$12,894	$7,897	63.3%	$32,626	$20,939	55.8%
Cost of revenue	5,019	2,843	76.5%	12,344	7,731	59.7%
Gross profit	$7,875	$5,054	55.8%	$20,282	$13,208	53.6%

Other, including trucking and rental
Revenue	$3,322	$2,518	31.9%	$7,207	$5,457	32.1%
Cost of revenue	2,279	1,493	52.6%	5,027	3,534	42.2%
Gross profit	$1,043	$1,025	1.8%	$2,180	$1,923	13.4%

The following table sets forth our statements of operations data expressed as a percentage of net revenue for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007

Revenue
Equipment	78.5%	78.2%	77.1%	75.9%
Parts	13.9%	13.9%	15.0%	15.3%
Service	6.0%	6.0%	6.5%	7.0%
Other, including trucking and rental	1.6%	1.9%	1.4%	1.8%
Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue
Equipment	69.5%	71.0%	68.5%	68.6%
Parts	9.6%	10.3%	10.6%	11.3%
Service	2.3%	2.2%	2.5%	2.6%
Other, including trucking and rental	1.1%	1.1%	1.0%	1.2%
Total cost of revenue	82.5%	84.6%	82.6%	83.7%

Gross profit	17.5%	15.4%	17.4%	16.3%

Operating expenses	10.8%	10.9%	12.1%	12.0%

Income from operations	6.7%	4.5%	5.3%	4.3%

Three Months Ended October 31, 2008 Compared to Three Months Ended October 31, 2007

Revenue

	Three months ended	Three months ended		Percent
	October 31, 2008	October 31, 2007	Increase	Change
	(dollars in thousands)
Total Revenue	$213,960	$132,171	$81,789	61.9%
Equipment	$167,950	$103,372	$64,578	62.5%
Parts	$29,794	$18,384	$11,410	62.1%
Service	$12,894	$7,897	$4,997	63.3%
Other, including trucking and rental	$3,322	$2,518	$804	31.9%

The increase in revenue for the three months ended October 31, 2008 was due to acquisitions contributing to current period revenue and same-store sales growth.  Acquisitions contributed $47.3 million in total revenue, or 57.8% of the total revenue increase, while same-store sales growth contributed $34.5 million, or 42.2% of the increase.  Same-store sales increased 26.1% over the same period of the prior year, which is indicative of the strong market for our products, particularly in the area of equipment sales.  The calculation of same-store sales includes fiscal 2008 third quarter sales of $16.0 million from a special manufacturer leasing program that was discussed in our Quarterly Report on Form 10-Q for the third quarter of fiscal year 2008.  We did not conduct the same program in the current year but do enter into various other manufacturer programs from time to time.

We believe that the current quarter results significantly benefited from a particularly strong agricultural market and believe the same-store sale growth rates achieved in the current quarter are not indicative of future same-store sale growth rates.

Cost of Revenue

	Three months ended	Three months ended		Percent
	October 31, 2008	October 31, 2007	Increase	Change
	(dollars in thousands)
Total cost of revenue	$176,614	$111,787	$64,827	58.0%
Equipment	$148,678	$93,799	$54,879	58.5%
Parts	$20,638	$13,652	$6,986	51.2%
Service	$5,019	$2,843	$2,176	76.5%
Other, including trucking and rental	$2,279	$1,493	$786	52.6%

The increase in cost of revenue for the three months ended October 31, 2008 was primarily due to increased revenue.  Acquisitions contributed $39.1 million in total cost of revenue, or 60.3% of the increase, while same-store sales growth contributed $25.7 million, or 39.7% of the increase.  The calculation of same-store sales includes fiscal 2008 third quarter cost of sales of $14.4 million from a special manufacturer leasing program that was discussed in the third quarter of fiscal year 2008.  As a percentage of revenue, cost of revenue was 82.5%, compared to 84.6% for the third quarter of fiscal 2008.

Gross Profit

	Three months ended	Three months ended		Percent
	October 31, 2008	October 31, 2007	Increase	Change
	(dollars in thousands)
Total Gross Profit	$37,346	$20,384	$16,962	83.2%
Equipment	$19,272	$9,573	$9,699	101.3%
Parts	$9,156	$4,732	$4,424	93.5%
Service	$7,875	$5,054	$2,821	55.8%
Other, including trucking and rental	$1,043	$1,025	$18	1.8%

The $17.0 million increase in gross profit for the three months ended October 31, 2008 was primarily due to increased revenue as well as stronger margins on equipment sales.  Acquisitions contributed $8.1 million to the gross profit comparison for the three months ending October 31, 2008, which was 47.6% of the increase in total gross profit, while increases in same-store sale gross profits provided the remaining $8.9 million, or 52.4%, of the gross profit improvement.  The calculation of same-store sale gross profits includes fiscal 2008 third quarter gross profits of $1.6 million from a special manufacturer leasing program that we discussed in our Quarterly Report on Form 10-Q for the third quarter of fiscal year 2008.  Gross profit margins were 17.5% for the third quarter of fiscal 2009, compared to 15.4% for the third quarter of fiscal 2008.  The current strong market for our products, particularly equipment, has resulted in improved margins compared to the prior year.

Operating Expenses

	Three months ended	Three months ended		Percent
	October 31, 2008	October 31, 2007	Increase	Change
	(dollars in thousands)
Operating Expenses	$23,153	$14,380	$8,773	61.0%

The $8.8 million increase in operating expenses was primarily due to the additional costs associated with acquisitions such as compensation, rent and depreciation.  Other costs contributing to higher operating expenses were increased sales commission expenses (resulting from increased gross profits), increased stock option expense and, to a lesser extent, additional costs associated with being a public company, such as increased legal and accounting costs related to regulatory compliance, particularly Sarbanes-Oxley compliance.  As a percentage of total revenue, operating expenses remained relatively flat at 10.8% for the third quarter of fiscal 2009 compared to 10.9% for the third quarter of fiscal 2008.  Strong third quarter sales resulted in improved fixed operating expense utilization as a percentage of sales but much of this was offset by increased commission expense as a percentage of sales, which resulted from stronger current year equipment margins.

Other Income (Expense)

	Three months ended	Three months ended	Increase/	Percent
	October 31, 2008	October 31, 2007	(Decrease)	Change
	(dollars in thousands)
Interest and other income	$497	$120	$377	314.2%
Floorplan interest expense	$(783)	$(974)	$(191)	(19.6)%
Interest expense	$(47)	$(691)	$(644)	(93.2)%

Interest and other income increased in the current quarter due to the higher level of cash, cash equivalents and U.S. Treasury Bills in the current three month period compared to the prior year three month period.  The decrease in floorplan interest of $0.2 million was primarily due to lower borrowing rates compared to the prior year quarter.  We anticipate favorable floorplan borrowing rates to continue for the remainder of the current fiscal year as compared to the previous year.  The decrease in interest expense was primarily due to lower debt levels resulting from the retirement of all subordinated debentures as well as the early extinguishment of a portion of our long-term debt.  This debt reduction will continue to result in lower interest expense throughout fiscal 2009 compared to that of fiscal year 2008.

Provision for Income Taxes

	Three months ended	Three months ended		Percent
	October 31, 2008	October 31, 2007	Increase	Change
	(dollars in thousands)
Provision for income taxes	$5,675	$1,745	$3,930	225.2%

The effective tax rate increased to 40.9% for the three months ended October 31, 2008 from 39.1% for the three months ended October 31, 2007.  The increase in the effective tax rate from the prior year primarily reflects the changing mix of sales originating in states with higher tax rates.  The sales mix change was significantly impacted by current and prior year acquisitions.  Increases in permanent tax differences, such as those arising from the expensing of stock options, also contributed to the increase in effective tax rate.

Nine Months Ended October 31, 2008 Compared to Nine Months Ended October 31, 2007

Revenue

	Nine Months Ended	Nine Months Ended		Percent
	October 31, 2008	October 31, 2007	Increase	Change
	(dollars in thousands)
Total Revenue	$501,448	$297,810	$203,638	68.4%
Equipment	$386,705	$225,854	$160,851	71.2%
Parts	$74,910	$45,560	$29,350	64.4%
Service	$32,626	$20,939	$11,687	55.8%
Other, including trucking and rental	$7,207	$5,457	$1,750	32.1%

The increase in revenue for the nine months ended October 31, 2008 was due to acquisitions contributing to current period revenue and same-store sales growth.  Acquisitions contributed $135.1 million in total revenue, or 66.4% of the increase, while same-store sales growth contributed $68.5 million, or 33.6% of the increase.  Same-store sales increased 25.3% over the prior year, which is indicative of the strong market for our products, particularly in the area of equipment sales.  The calculation of same-store sales includes fiscal 2008 third quarter sales of $16.0 million from a special manufacturer leasing program that was discussed in our Quarterly Report on Form 10-Q for the third quarter of fiscal year 2008.  We did not conduct the same program in the current year but do enter into various other manufacturer programs from time to time.

We believe that the current year nine month results significantly benefited from a particularly strong agricultural market and believe the same-store sale growth rates achieved in the current fiscal year are not indicative of future same-store sale growth rates.

Cost of Revenue

	Nine Months Ended	Nine Months Ended		Percent
	October 31, 2008	October 31, 2007	Increase	Change
	(dollars in thousands)
Total cost of revenue	$414,074	$249,265	$164,809	66.1%
Equipment	$343,582	$204,332	$139,250	68.1%
Parts	$53,121	$33,668	$19,453	57.8%
Service	$12,344	$7,731	$4,613	59.7%
Other, including trucking and rental	$5,027	$3,534	$1,493	42.2%

The increase in cost of revenue for the nine months ended October 31, 2008 was primarily due to increased revenue.  Acquisitions contributed $111.1 million in total cost of revenue, or 67.4% of the increase, while same-store sales growth contributed $53.7 million, or 32.6% of the increase.  The calculation of same-store sales includes fiscal 2008 third quarter cost of sales of $14.4 million from a special manufacturer leasing program that was discussed in the third quarter of fiscal year 2008.

As a percentage of revenue, cost of revenue was 82.6% for the nine month period of fiscal 2009, compared to 83.7% for the nine months of fiscal 2008.

Gross Profit

	Nine Months Ended	Nine Months Ended		Percent
	October 31, 2008	October 31, 2007	Increase	Change
	(dollars in thousands)
Total Gross Profit	$87,374	$48,545	$38,829	80.0%
Equipment	$43,123	$21,522	$21,601	100.4%
Parts	$21,789	$11,892	$9,897	83.2%
Service	$20,282	$13,208	$7,074	53.6%
Other, including trucking and rental	$2,180	$1,923	$257	13.4%

The $38.8 million increase in gross profit for the nine months ended October 31, 2008 was primarily due to increased revenue.  Acquisitions contributed $24.0 million to the gross profit comparison for the nine months ending October 31, 2008, which was 61.9% of the total increase in gross profit, while increases in same-store sale gross profits provided the remaining $14.8 million, or 38.1%, of the gross profit improvement.  The calculation of same-store sale gross profits includes fiscal 2008 third quarter gross profits of $1.6 million from a special manufacturer leasing program that was discussed in our Quarterly Report on Form 10-Q for the third quarter of fiscal year 2008.  Gross profit margins were 17.4% for the nine months ended October 31, 2008, compared to 16.3% in the prior nine-month period.  The current strong market for our products, particularly equipment, has resulted in improved margins compared to the prior year.

Operating Expenses

	Nine Months Ended	Nine Months Ended		Percent
	October 31, 2008	October 31, 2007	Increase	Change
	(dollars in thousands)
Operating Expenses	$60,805	$35,833	$24,972	69.7%

The increase in operating expenses was primarily due to the additional costs associated with acquisitions such as compensation, rent and depreciation.  Other costs contributing to higher operating expenses were increased sales commission expenses (resulting from increased gross profits), stock option expense and to a lesser extent additional costs associated with being a public company, such as increased legal and accounting costs related to regulatory compliance, particularly Sarbanes-Oxley compliance.  As a percentage of total revenue, operating expenses remained relatively constant at 12.1% for the first nine months of fiscal 2009 compared to 12.0% for the first nine months of fiscal 2008.  Strong current year sales resulted in improved fixed operating expense utilization as a percentage of sales but much of this was offset by increased commission expense as a percentage of sales, which resulted from stronger current year equipment margins.

Other Income (Expense)

	Nine Months Ended	Nine Months Ended	Increase/	Percent
	October 31, 2008	October 31, 2007	(Decrease)	Change
	(dollars in thousands)
Interest and other income	$1,257	$204	$1,053	516.2%
Floorplan interest expense	$(2,082)	$(2,805)	$(723)	(25.8)%
Interest expense	$(589)	$(1,955)	$(1,366)	(69.9)%

Interest and other income increased $1.1 million for the nine months ended October 31, 2008 due to the higher level of cash, cash equivalents and U.S. treasury bills in the current nine month period compared to the prior year nine month period.  The decrease in floorplan interest of $0.7 million was due to lower borrowing rates compared to the prior year nine months.  We anticipate favorable floorplan borrowing rates to continue for the remainder of the current fiscal year as compared to the previous year.  The decrease in interest expense of $1.4 million was primarily due to lower debt levels resulting from the retirement of all subordinated debentures as well as the early extinguishment of a portion of our long-term debt.  This debt reduction will continue to result in lower interest expense throughout fiscal 2009 compared to that of fiscal year 2008.

Provision for Income Taxes

	Nine Months Ended	Nine Months Ended		Percent
	October 31, 2008	October 31, 2007	Increase	Change
	(dollars in thousands)
Provision for income taxes	$10,250	$3,213	$7,037	219.0%

The effective tax rate increased to 40.7% for the nine months ended October 31, 2008 from 39.4% for the nine months ended October 31, 2007.  The increase in the effective tax rate from the prior year primarily reflects the changing mix of sales originating in states with higher tax rates.  The sales mix change was significantly impacted by current and prior year acquisitions.  Increases in permanent tax differences, such as those arising from the expensing of stock options, also contributed to the increase in effective tax rate.

Liquidity and Capital Resources

Cash Flow from Operating Activities

For the nine months ended October 31, 2008, our cash flow provided by operating activities was $15.9 million.  Our cash flow from operations was primarily the result of our reported net income of $14.9 million, an increase in long and short-term payables (including income tax payable) of $11.2 million, an increase in accrued expenses of $1.9 million, a decrease in receivables of $2.6 million, an increase in floorplan notes of $4.6 million and an add-back of non-cash depreciation and amortization of $2.9 million.  This amount was principally offset by a decrease in customer deposits of $8.5 million and an increase in inventories of $14.1 million.  The increase in inventory is primarily the result of our growth through acquisitions as well as a build-up of new equipment inventory for the fourth quarter.  The increase in payables is primarily the result of increased business activity in the current year resulting from acquisitions and a stronger equipment market.

For the nine months ended October 31, 2007, our cash flow provided by operating activities was $5.3 million.  Our cash flow from operations was primarily the result of our reported net income of $4.9 million, an increase in floorplan notes of $4.1 million, an increase in customer deposits of $4.9 million, an increase in accounts payable and accrued expenses of $4.0 million and an add back of non-cash depreciation and amortization of $1.6 million.  This amount was principally offset by a receivables increase of $7.8 million and an increase in inventory of $7.0 million.

Cash Flow from Investing Activities

For the nine months ended October 31, 2008, cash used for investing activities was $82.1 million.  Our cash used for investing activities primarily consisted of the purchase of U.S. treasury bills of $49.9 million, equipment dealership purchases of $26.4 million and purchases of property and equipment for $6.1 million.  We began purchasing U.S. treasury bills in the third quarter of the current year to safely invest our cash reserves.  The second quarter $14.4 million purchase of the Mid-Land Equipment Company was the most significant cash acquisition for the current year.  Due to our higher cash levels resulting from our public offering proceeds, the Company has been assuming fewer liabilities in recent acquisitions, which therefore have required higher cash payments at the time of acquisition.

For the nine months ended October 31, 2007, cash used for investing activities was $10.6 million.  Our cash used for investing activities primarily consisted of equipment dealership purchases (net of cash purchased) of $5.0 million and purchases of property and equipment for $5.5 million.

Cash Flow from Financing Activities

For the nine months ended October 31, 2008, cash provided from financing activities was $65.2 million.  Cash provided by financing activities was primarily the result of $78.8 million in net proceeds from our second quarter follow-on offering and an increase in non-manufacturer floorplan payable of $3.6 million.  Partially offsetting these proceeds were principal payments on long-term debt and subordinated debentures of $17.9 million.

For the nine months ended October 31, 2007, cash provided by financing activities was $1.5 million.  Cash provided by financing activities was primarily the result of proceeds from long-term debt borrowings and subordinated debentures of $9.1 million.  Partially offsetting the cash provided by financing activities were principal payments on long-term debt of $4.2 million and a decrease in the net change in non-manufacturer floorplan payables of $3.5 million.

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

Certain Information Concerning Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. In the normal course of our business activities, we lease rental equipment and buildings under operating leases.

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

Forward-looking statements include all statements based on future expectations and specifically include, among other things, all statements relating to (i) our beliefs with respect to market conditions, (ii) our expectations with respect to our floorplan borrowing rates, (iii) our expectations with respect to funding debt service obligations and capital expenditures, and (iv) our expectations and beliefs with respect to the uses and adequacy of our capital resources.  Any statements that are not based upon historical facts, including the outcome of events that have not yet occurred and our expectations for future performance, are forward-looking statements.  The words “potential,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,”  “will,” “plan,” “anticipate,” and similar words and expressions are intended to identify forward-looking statements.  Such statements are based upon the current beliefs and expectations of our management.  Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.  These risks and uncertainties include, but are not limited to, adverse market conditions in the agricultural and equipment industries, the continuation of unfavorable conditions in the credit markets and those matters identified and discussed in our Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q under the section titled “Risk Factors”.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices such as interest rates. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair value but do impact future earnings and cash flows, assuming other factors are held constant.

Based upon balances and interest rates as of October 31, 2008, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $732,000. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $732,000.  At October 31, 2008, we had variable rate floorplan notes payable of

$171.4 million, of which approximately $72.2 million was interest-bearing, variable notes payable and long-term debt of $1.1 million, and fixed rate notes payable and long-term debt of $2.7 million.

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

Based on evaluations occurring prior to the end of the period covered by this quarterly report, our chief executive officer and chief financial officer concluded that certain internal control deficiencies existed.  In light of these deficiencies, management took the actions, as discussed below, prior to and during the current fiscal nine months to address such deficiencies.

(b)                               Changes in internal controls. There has not been any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) as promulgated by the Securities and Exchange Commission under the Exchange Act) during its most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  During the third quarter of fiscal 2009, the Company continued to implement the actions identified in its Form 10-Q for the Company’s third quarter of fiscal 2008 relating to remediating past control deficiencies.

PART II. - OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS

We are currently not a party to any material pending legal proceedings.

ITEM 1A.           RISK FACTORS

In addition to the other information set forth in this report, including the important information in “Private Securities Litigation Reform Act,” you should carefully consider the “Risk Factors” discussed in our Form 10-K for the year ended January 31, 2008 as filed with the United States Securities and Exchange Commission.  Those factors, if they were to occur, could cause our actual results to differ materially from those expressed in our forward-looking statements in this report, and materially adversely affect our financial condition or future results.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.   In addition, you should consider the following risk factor:

Recent economic events, particularly in the credit markets, may adversely affect our business and results of operations.

The agricultural and construction equipment industries are affected by macro economic factors, including changes in international, national, regional, and local economic conditions.  Current global economic conditions pose a risk to our business as customers may postpone spending in response to tighter credit, negative financial news, downturns in agricultural commodity prices and the housing market and/or declines in income or asset values, which could have a material negative effect on the demand for our products.  Our business is also particularly dependent on our access to the capital and credit markets to finance acquisitions and manage inventory. The current financial turmoil affecting the banking system and financial markets have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. These recent disruptions in the overall economy and financial markets and the related reduction in consumer confidence in the economy, have slowed activity in the capital markets, negatively affected access to credit on commercially acceptable terms, and may adversely impact the access of us or our customers to credit and the terms of any such credit.  Though the regions in which we operate have not been impacted by the sub-prime lending market collapse and the resulting tightening of lending standards to the same magnitude as has occurred in other regions or on a national level, any greater extension of those conditions to the regions in which we operate may adversely affect our results of operations.  Further, any decreased collectability of accounts receivable or increase in customer insolvencies could negatively impact our results of operations.  The nature of the agricultural equipment industries is such that a downturn in demand can occur suddenly, due to tightening credit markets, decreasing commodity prices or demand, adverse weather conditions or other circumstances, resulting in excess inventory, un-utilized production capacity and reduced prices for equipment, which would harm our revenue and profitability. Uncertainty about current global economic conditions, agricultural commodity prices and demand and the housing market could also continue to increase the volatility of our stock price.

ITEM 2.                                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 11, 2007, we closed the initial public offering (“IPO”) of our common stock, pursuant to which we sold 5,442,395 shares of our common stock and selling stockholders sold 1,457,605 shares.  We filed a Registration Statement on Form S-1 in connection with the IPO (SEC File No. 333-145526) that was declared effective on December 6, 2007, as well as a Registration Statement on Form S-1 relating to an increase in the proposed maximum aggregate offering price (SEC File No. 333-147859).  We received net proceeds, after expenses, from the IPO of approximately $41.8 million. Offering expenses related to the IPO included an underwriting discount of approximately $3.2 million and other offering expenses of approximately $1.2 million.  During the nine-month period ended October 31, 2008, we used $1.3 million of the net proceeds from the IPO to repay subordinated debt held by former owners of acquired dealerships, $5.5 million to repay term debt held primarily by CNH Capital and former owners of acquired dealerships, $9.4 million to repay fixed rate long-term debt from Bremer Bank, $3.9 million to acquire certain assets of Ceres Equipment, Inc., $14.4 million to acquire certain assets of Mid-Land Equipment Company, $2.0 million to acquire the outstanding stock of Quad County Implement, $0.6 million to acquire certain assets of Wolf’s Farm Equipment and $5.5 million to acquire certain assets of Pioneer Garage.  After taking into account the proceeds used as described above, all of the proceeds from our IPO have been used.

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

Dated:  December 15, 2008

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