Form 10-K
period 2009-01-31
Titan Machinery Inc.
filed 2009-04-16
CIK 1409171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of our common stock held by non-affiliates as of July 31, 2008 was approximately $347,910,252 (based on the last sale price of $27.42 per share on such date as reported on the Nasdaq Global Market).

         The number of shares outstanding of the registrant's common stock as of April 1, 2009 was: Common Stock, $0.00001 par value, 17,688,463 shares.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for the registrant's 2009 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report.

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

        Throughout our 29-year operating history we have built an extensive, geographically contiguous network of 62 stores, including two outlet stores. Our agricultural equipment stores are located in highly productive farming regions, including the Red River valley in eastern North Dakota and northwestern Minnesota and western portions of the corn belt in Iowa, eastern South Dakota and southern Minnesota. Our construction equipment stores are located in North Dakota, South Dakota, Iowa, Montana, Wyoming, eastern Nebraska and western Minnesota.

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

        We have a history of successful growth through acquisitions. Since January 1, 2003, we have completed 23 acquisitions consisting of 55 stores operating in seven states, including eight acquisitions consisting of 24 stores completed since our initial public offering on December 11, 2007. We have a well-established track record of successfully integrating acquired stores through the Titan Operating Model, retaining acquired-store employees and maintaining acquired-store customer relationships. We expect that acquisitions will continue to be an important component of our growth.

Industry Overview

Agricultural Equipment Industry

        Agricultural equipment is purchased primarily for the production of food, fiber, feed grain and renewable energy. It is also purchased for home and garden applications and maintenance of commercial, residential and government properties. Deere & Company, CNH and AGCO Corporation are the largest global manufacturers and supply a full line of equipment and parts that address the primary machinery requirements of farmers. For the most recent fiscal year-ends for which information is currently available, revenue from agriculture operations was $16.5 billion for Deere & Company, $12.9 billion for CNH and $8.4 billion for AGCO. In addition to the major manufacturers, several short-line manufacturers produce specialized equipment that addresses regional and niche requirements of farmers. Agricultural equipment manufacturers typically grant dealers in the U.S. authorized store locations, not exclusive territories, to distribute their products.

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

Construction Equipment Industry

        Construction equipment is purchased primarily for commercial, residential and infrastructure construction, as well as for demolition, maintenance, mining, energy production and forestry operations. The market for construction equipment is larger than the market for agricultural equipment and is segmented across multiple categories including earth moving, lifting, light industrial, asphalt and paving, and concrete and aggregate equipment. We believe Caterpillar, Inc., Komatsu Ltd., Deere & Company, CNH and Ingersoll-Rand Co. Ltd. are the largest global manufacturers of construction equipment. These companies generated revenue from their construction operations of $48.0 billion for Caterpillar, $19.0 billion for Komatsu, $4.8 billion for Deere & Company, and $4.5 billion for CNH for the most recent fiscal year-ends for which information is currently available. As in the agricultural equipment market, distribution of construction equipment in the U.S. is executed primarily by manufacturer authorized dealers; however, manufacturers' dealership agreements in the construction industry typically assign exclusive distribution territories.

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

        CNH and industry reports show demand for construction equipment in our markets is driven by several factors, one of which is public infrastructure spending, including roads and highways, sewer and water, as well as by public and private expenditures for the energy and mining industries. Demand for construction equipment is also driven by demand for fossil fuels, as well as metals and other commodities. We expect to benefit from the need for equipment to establish the infrastructure necessary to extract these natural resources, particularly in North Dakota, as consumer and wholesale consumption accelerates.

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

Strong Stores

        Each of our stores is run by a store manager who is reviewed and compensated based on the store's achievement of revenue, profitability, market share and balance sheet objectives. Also, each store is typically staffed by a parts manager, a service manager and field marketers, all of whom report directly to the store manager. Under our operating model, decision-making for customer-related issues is decentralized, with each store manager responsible for matters such as the type of equipment to stock, equipment pricing, customer credit approvals, staffing levels and customer satisfaction. This operating model enables each trained and motivated store manager to concentrate on customers' equipment, parts and service needs, while our shared resources group manages the administrative functions of the store. We believe customers in our industry view store managers and sales and service personnel as important partners in operating their businesses. Therefore, we believe developing and supporting strong store managers enables us to grow same-store sales through fostering new relationships and further developing existing relationships with our customers. In addition, we believe other regional operators that choose to centralize customer-related decision making at the corporate level risk undermining the partnership many customers seek to build with their dealer.

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

Management Development and Succession Planning

        Our executives work closely with our store managers and mid-level corporate managers to ensure the managers benefit from our executives' industry knowledge and execute operational excellence in line with our management philosophy. We also conduct formal store manager meetings every month to assess operational and financial objectives, develop near-term strategies and share best practices across the organization. We believe the relationships between our executives, regional managers, store managers and mid-level corporate managers will sustain our financial success through continued implementation of our effective operating model, by providing a strong pool of capable successors to our current team of executives, regional managers and store managers. Further, we have deliberately structured our store personnel with entrepreneurial individuals trained, including through our programs, to move up the management ladder. In addition, we sponsor a program with Minnesota State Technical College that offers scholarships to students who will ultimately work for us in various capacities empowered with the basic knowledge and tools to succeed. This program was the first of its kind among CNH dealers and is now being replicated elsewhere in the CNH network.

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

  •
  our ability to use expanded sales channels, including used equipment listings and periodic auctions hosted on our website, which enables us to offer our customers alternative purchasing options; and

  •
  our ability to sell inventory to customers in a large geographic area covering North Dakota, South Dakota, Iowa, Minnesota, Nebraska, Wyoming and Montana, which enables us to capitalize on crop diversification and disparate weather throughout this area, as well as local trends in residential, infrastructure and commercial construction.

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

Diverse and Stable Customer Base to Avoid Market Volatility

        We believe our large and diverse customer base limits our exposure to risks associated with customer concentration and fluctuations in local market conditions. We have long and stable relationships with many of our customers. During fiscal 2009, we conducted business with over 39,000 customers and no customer accounted for more than 1.0% of our total revenue and our top ten customers combined represented less than 5.5% of our total revenue.

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

Experienced Management Team to Implement our Growth Strategy

        Our executive team is led by David Meyer, our Chairman and Chief Executive Officer, and Peter Christianson, our President and Chief Financial Officer, who have approximately 34 and 30 years, respectively, of industry experience. Our regional managers, store managers and field marketers also have extensive knowledge and experience in our industry. In addition, we compensate, develop and review our regional managers and store managers based on an approach that aligns their incentives with the goals and objectives of our company, including achievement of revenue, profitability, market share and balance sheet objectives. We believe the strength of our management team will help our success in the marketplace.

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

        We have a track record of completing and integrating acquisitions and have successfully used acquisitions to enter new markets. We look to add stores through acquisitions that offer attractive growth opportunities, high demand for the equipment we sell and services we offer, management strength, and contiguity with our existing geography. These factors have guided us to successful acquisition candidates. We believe our track record of successful acquisitions and expansion increases the probability that our future expansion will be profitable.

        We believe that we are effectively able to identify attractive acquisition candidates due to our leadership position in the industry, our track record of completing and integrating acquisitions, and our contacts in and knowledge of our industry and geographic region. We regularly assess the acquisition landscape, evaluating potential acquisition candidates in terms of their availability and desirability to our long-term growth strategy. In addition, we believe acquisition economics in our industry have been and will continue to be conducive to executing our long-term growth strategy. Typically, we acquire only the fixed assets, working capital and selected inventory we believe are necessary to run an efficient store according to the Titan Operating Model and assume only the liabilities related to financing the inventory and working capital acquired, although we sometimes acquire all the stock of a company. We, therefore, typically calculate our net purchase price of an acquisition as the value paid for the assets acquired less the amount of any liabilities assumed. Upon completion of an acquisition we seek to re-finance the inventory acquired according to the parts and floor plan financing parameters of the Titan Operating Model. We believe our management team's experience in evaluating potential acquisition candidates helps them determine whether a particular dealership can be successfully integrated into our existing operations and enables them to structure mutually beneficial purchase terms.

        The consent of CNH is required to acquire any CNH dealership, and the consent of Bremer Bank, N.A. ("Bremer Bank") is required for the acquisition of any dealership.

        The following table summarizes our acquisition of 23 dealers, totaling 55 stores, since January 1, 2003:

Acquired Dealer	Location of Stores
Titan Machinery, LLC January 2003	Watertown, South Dakota Wahpeton, North Dakota Casselton, North Dakota Fargo, North Dakota
Krider Equipment Co., Inc. January 2003	Fargo, North Dakota Bismarck, North Dakota
Fargo Tractor & Equipment, Inc. January 2003	West Fargo, North Dakota
Consolidated Ag Service, Inc. February 2004	Graceville, Minnesota Marshall, Minnesota Pipestone, Minnesota

Acquired Dealer	Location of Stores
Smith International, Inc. March 2005	Waverly, Iowa
H.C. Clark Implement Co., Inc. May 2005	Aberdeen, South Dakota
Vern Anderson, Inc. November 2005	Anthon, Iowa Cherokee, Iowa Kingsley, Iowa Le Mars, Iowa
Walterman Implement, Inc. November 2005	Dike, Iowa
Farm Power, Inc. of Minnesota and related entities March 2006	Elbow Lake, Minnesota Fergus Falls, Minnesota
Piorier Equipment Company, Inc. and related entities June 2006	Sioux City, Iowa Marshall, Minnesota Rapid City, South Dakota Sioux Falls, South Dakota
Richland County Implement, Inc. February 2007	Wahpeton, North Dakota
Aberdeen Equipment Co., Huron Equipment Co. and Redfield Equipment Co. April 2007	Aberdeen, South Dakota Huron, South Dakota Redfield, South Dakota
Red Power International, Inc. August 2007	Ada, Minnesota Crookston, Minnesota
Twin City Implement, Inc. November 2007	Mandan, North Dakota
Reiten & Young International, Inc. December 2007	Grand Forks, North Dakota
Avoca Operations, Inc. and Greenfield Operations, Inc. January 2008	Avoca, Iowa Greenfield, Iowa
Ceres Equipment Inc. February 2008	Roseau, Minnesota
Quad County Implement, Inc. May 2008	Blairstown, Iowa
Mid-Land Equipment Company, L.C. May 2008	Des Moines, Iowa Davenport, Iowa Clear Lake, Iowa Cedar Rapids, Iowa Omaha, Nebraska Lincoln, Nebraska

Acquired Dealer	Location of Stores
Wolf's Farm Equipment, Inc. September 2008	Kintyre, North Dakota
Pioneer Garage, Inc. October 2008	Pierre, South Dakota Highmore, South Dakota Miller, South Dakota
Anderson Power and Equipment, Inc. December 2008	Thief River Falls, Minnesota
Western Plains Machinery Co. and WP Rentals LLC December 2008	Billings, Montana (2 stores) Belgrade, Montana Great Falls, Montana Missoula, Montana Kalispell, Montana Cheyenne, Wyoming Casper, Wyoming Gillette, Wyoming

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

Suppliers

CNH—Case IH Agriculture, Case Construction, New Holland Agriculture and New Holland Construction

        We have a longstanding relationship with CNH and, according to CNH, are the world's largest retail dealer of Case IH Agriculture equipment. We have been an authorized dealer of Case agricultural equipment since the inception of our company in 1980 and added the other CNH brands as Case grew, acquired other brands and merged with New Holland in 1999 to form CNH. CNH supplied approximately 79.8% of the new equipment we sold in fiscal 2009 through CNH America LLC, CNH's U.S. manufacturing entity.

        CNH is a global leader in the agricultural and construction equipment industries based on the number of units sold. In 2007, CNH had $18.5 billion in worldwide revenue, with agricultural equipment accounting for approximately 74% and construction equipment accounting for approximately 26% of CNH's total revenue. In addition, CNH provides financing and insurance products and services to its end-user customers and authorized dealers through its CNH Capital business unit. CNH is a publicly-traded company and a majority-owned subsidiary of Fiat S.p.A.

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

        CNH is the world's fifth largest manufacturer of construction equipment in terms of market share, owning and operating the Case Construction, New Holland Construction and Kobelco brands. CNH's construction equipment dealers are assigned a specific geographic area of responsibility, which typically includes an entire state, within which they have the right to sell new Case Construction, New Holland Construction and/or Kobelco equipment.

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

Other Suppliers

        In addition to products supplied by CNH, we sell a variety of new equipment, parts and attachments from other manufacturers. These products tend to address specialized niche markets and complement the CNH products we sell by filling gaps in the CNH line of products. We believe our offering of products for specialized niche markets supports our goal of being a one-stop solution for equipment needs at each of our stores. Approximately 20.2% of our total new equipment sales in fiscal 2009 resulted from sales of products manufactured by companies other than CNH with our single largest manufacturer other than CNH representing less than 3.5% of our total new equipment sales. The terms of our arrangements with these other suppliers vary, but most of the dealership agreements contain termination provisions allowing the supplier to terminate the agreement after a specified notice period, which is typically 30 days. Payment and financing practices with these other suppliers are similar to those practices described above with respect to CNH entities.

Products and Services

        We have four principal sources of revenue: new and used equipment sales, parts sales, repair and maintenance service and equipment rental and other business activities.

Equipment Sales

        We sell new agricultural and construction equipment manufactured under the CNH family of brands as well as equipment from a variety of other manufacturers. The used equipment we sell is from inventory acquired through trade-ins from our customers and selective purchases. The agricultural equipment we sell and service includes application equipment and sprayers, combines and attachments, hay and forage equipment, planting and seeding equipment, precision farming technology, tillage equipment, and tractors. The construction equipment we sell and service includes articulated trucks, compact track loaders, compaction equipment, cranes, crawler dozers, excavators, forklifts, loader/backhoes, loader/tool carriers, motor graders, skid steer loaders, telehandlers and wheel loaders. We sell new and used equipment through our professional in-house retail sales force, which is organized by geography and product type. We also sell used equipment through an outlet store and the internet. We believe this organizational structure improves the effectiveness of our sales force, better serves our customers and helps us negotiate advantageous trade-in purchase terms. Equipment sales generate cross-selling opportunities for us by populating our markets with equipment we repair and maintain and for which we sell parts. For the year ended January 31, 2009, equipment revenue was $540.3 million, representing 78.3% of total revenue for the period.

Parts Sales

        We sell a broad range of maintenance and replacement parts on equipment that we sell, as well as other types of equipment. We maintain an extensive in-house parts inventory to provide timely parts and repair and maintenance support to our customers. We generally are able to acquire out-of-stock parts directly from manufacturers within two business days. Our parts sales provide us with a relatively stable revenue stream that is less sensitive to economic cycles than our equipment sales and rental operations. For the year ended January 31, 2009, parts revenue was $95.0 million, representing 13.8% of total revenue for the period.

Repair and Maintenance Services

        We provide repair and maintenance services, including warranty repairs, for our customers' equipment. Each of our stores includes service bays staffed by trained service technicians. Our technicians are also available to make on-site repairs. In addition, we provide proactive and comprehensive customer service by maintaining service histories for each piece of equipment owned by our customers, maintaining 24/7 service hours in times of peak service usage, providing on-site repair services, scheduling off-season maintenance activities with customers, notifying customers of periodic service requirements and providing training programs to customers to educate them as to standard maintenance requirements. At the time equipment is purchased, we also offer customers the option of purchasing guaranteed maintenance contracts. These after-market services have historically provided us with a high-margin, relatively stable source of revenue through changing economic cycles. For the year ended January 31, 2009, service revenue was $44.2 million, representing 6.4% of total revenue for the period.

Equipment Rental and Other Business Activities

        We rent equipment to our customers on a short-term basis for periods ranging from a few days to a few months. We actively manage the size, quality, age and composition of our rental fleet and use our information technology systems to closely monitor and analyze customer demand and rate trends. We maintain the quality of our fleet through our on-site parts and services support and dispose of rental equipment through our retail sales force. Our rental business creates cross-selling opportunities for us in equipment sales. In addition, we provide ancillary equipment support activities such as equipment transportation, GPS signal subscriptions in connection with precision farming and reselling CNH Capital finance and insurance products. For the year ended January 31, 2009, other revenue was $10.9 million, representing 1.6% of total revenue for the period.

Customers

        We serve over 39,000 customers in the U.S., primarily in North Dakota, South Dakota, Minnesota, Iowa, Nebraska, Wyoming and Montana. Our customers include a wide range of farmers, construction contractors, public utilities, municipalities and maintenance contractors. They vary from small, single machine owners to large farming or contracting firms that operate under sophisticated capital equipment and maintenance budgets. Our stores enable us to closely service local and regional customers. We believe the Titan Operating Model enables us to satisfy customer requirements and increase revenue through cross-selling opportunities presented by the various products and services that we offer. In fiscal 2009, no single customer accounted for more than 1.0% of our revenue and our top ten customers combined accounted for less than 5.5% of our total revenue. In addition to our U.S. customers, we sell equipment on a limited basis to international customers, primarily in Eastern Europe. Our U.S. customers primarily finance their equipment purchases through CNH Capital.

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

Other Financing Sources for Equipment

        In addition to the financing provided by CNH Capital, financing also may be available through floorplan financing programs provided by the suppliers, which may be financed by such suppliers themselves or through third party lenders.

Other Financing

        We have a revolving operating line of credit with Bremer Bank for up to $25.0 million. The revolving operating line of credit is to provide for our short term working capital requirements. Additionally, under the agreement, Bremer Bank, in its discretion, may issue standby letters of credit totaling up to $1.0 million.

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

        The number of agricultural and construction equipment dealers operating on a regional scale is limited and we are one of the principal regional-scale, agricultural and construction equipment dealers in the U.S. The primary regional-scale equipment dealers with whom we compete include RDO Equipment Co., Butler Machinery and Brandt Holdings Co. RDO Equipment Co. is a John Deere agricultural and construction equipment dealer with 27 locations in North Dakota, South Dakota, Minnesota and Montana, as well as 29 locations in Arizona, California, Oregon, Texas and Washington. Butler Machinery is a Caterpillar dealer with ten locations in North Dakota and South Dakota. Brandt Holdings owns John Deere, Vermeer and Bobcat equipment dealers with 22 locations in California, Connecticut, Iowa, Massachusetts, Minnesota, Nebraska, New York, North Dakota, South Carolina and South Dakota. Other agricultural and construction equipment dealers that have consolidated stores in other regions of the country include Pioneer Equipment, which has 14 locations that sell Case IH Agriculture, New Holland Agriculture and Case Construction equipment in California, Idaho and Texas; Western Power and Equipment, which has eight Case Construction locations in California, Nevada, Oregon and Washington; Scott Companies, which has 26 locations that sell Case IH Agriculture and Case Construction equipment in Arkansas, Louisiana, Mississippi, Tennessee, Texas, Iowa and Nebraska; and Birkey's Farm Store, which has eleven Case IH Agriculture and New Holland dealerships located in Illinois and Indiana and four Case Construction dealerships located in Illinois.

Information Technology Systems

        We currently use an integrated management reporting system developed and supported by Dealer Information Systems Corporation to manage our operating information. In fiscal 2010 we began implementing a new enterprise resource planning ("ERP") system that will replace our current management reporting system. Our information system enables us to closely monitor our performance and actively manage our business and includes features that were enhanced to support the Titan Operating Model, including detailed store-based financial reporting, inventory management and customer relationship management.

        Through our information system we maintain a complete database on inventory of parts and equipment and a centralized inventory control system. Our system enables each store to access the available inventory of our other stores before ordering additional parts or equipment from our suppliers. As a result, we minimize our investment in inventory while effectively and promptly satisfying our customers' needs. We are also able to monitor inventory levels and mix at each store and make adjustments in accordance with our operating plan. Finally, our system is externally connected to CNH, enabling us to locate CNH parts, communicate with other CNH dealers, make electronic payments to CNH and register and reimburse warranty expenses.

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

        The data we store in our information system is backed-up on a daily basis and stored at an off-site location. Thus, if our system were to become inoperable, we would be able to continue operations through an off-site data center. Further, we own the software and hardware necessary to operate this system and have employees trained to manage and maintain the software without reliance on external support.

Corporate Information

        We were incorporated as a North Dakota corporation in 1980 and reincorporated in Delaware in December 2007 prior to our initial public offering. Our executive offices are located at 4876 Rocking Horse Circle, Fargo, ND 58104-6049. Our telephone number is (701) 356-0130. We maintain a web site at www.titanmachinery.com.

Intellectual Property

        We do not have any registered intellectual property. Case IH, Case and New Holland are registered trademarks of CNH, which we use in connection with advertisements and sales as authorized under our dealership agreements. We license trademarks and trade names of new equipment obtained from suppliers other than CNH from their respective owners. We operate each of our stores under either the Titan Machinery name or, if there was strong local name recognition and customer loyalty at a location we acquired, the name historically used by the dealership in that location for a transition period, the length of which can vary depending upon the location.

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

Employees

        As of April 1, 2009, we employed 1,059 full-time and 229 part-time employees. None of our employees is covered by a collective bargaining agreement. We believe our relations with our employees are good.

Governmental Regulation

        We are subject to numerous federal, state, and local rules and regulations, including regulations promulgated by the Environmental Protection Agency and similar state agencies, with respect to storing, shipping, disposing, discharging and manufacturing hazardous materials and hazardous and non-hazardous waste. These activities are associated with the repair and maintenance of equipment at our stores. Currently, none of our stores or operations exceeds small quantity generation status. Compliance with these rules and regulations has not had any material effect on our operations, nor do we expect it to in the future. Further, we have not made, and do not anticipate making, any material capital expenditures in compliance with environmental regulations. However, there can be no assurance that these expectations are accurate, particularly if regulations change, unforeseen incidents occur or unknown past contamination or non-compliance is discovered, among other similar events.

ITEM 1A.    RISK FACTORS

We are substantially dependent upon our relationship with CNH.

        We are an authorized dealer of CNH agricultural and construction equipment and parts. In fiscal 2009, CNH supplied approximately 79.8% of the new equipment we sold and represented a significant portion of our parts revenue. Our acquisition strategy contemplates the acquisition of additional CNH geographic areas of responsibility and store locations in both the agricultural and construction equipment areas. We depend on CNH Capital America LLC, or CNH Capital, for floorplan financing to purchase a substantial portion of our inventory. In addition, CNH Capital provides a significant percentage of the financing used by our customers to purchase CNH equipment from us. CNH also provides incentive programs and discount programs from time to time that enable us to price our products more competitively. In addition, CNH conducts promotional and marketing activities on national, regional and local levels. Due to our substantial dependence on CNH, our success depends, in significant part, on (i) the overall reputation and success of CNH; (ii) the availability and terms of floorplan financing and customer financing from CNH Capital; (iii) the incentive and discount programs provided by CNH and its promotional and marketing efforts for its industrial and agricultural products; (iv) the goodwill associated with CNH trademarks; (v) the introduction of new and innovative products by CNH; (vi) the manufacture and delivery of competitively-priced, high quality equipment and parts by CNH in quantities sufficient to meet our customers' requirements on a timely basis; (vii) the quality, consistency and management of the overall CNH dealership system; and (viii) the ability of CNH to manage its risks and costs, including those associated with being a multinational company. If CNH does not provide, maintain or improve any of the foregoing, or if CNH were sold or reduced or ceased operations, there could be a material adverse effect on our financial condition and results of operations.

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

Our operating results may be adversely impacted by an under-supply or over-supply of equipment.

        If our suppliers cannot continue to provide us a reliable supply of new equipment, we may not be able to meet our customers' demand and our operating results could be negatively impacted. In times of heightened global demand for agricultural commodities and the equipment needed to produce those commodities, agricultural equipment suppliers may experience difficulty providing all dealerships a reliable supply of new agricultural equipment, which could adversely impact our results of operations. Further, an under-supply of equipment may cause prices for such equipment to increase. To the extent we cannot pass on any increased costs of equipment to our customers, our operating results may suffer. Conversely, an industry over-supply of equipment may also adversely affect our operations. Though manufacturers typically manage production of new equipment in response to demand, there may be short-term over-supplies of new equipment as manufacturers adjust to industry demand fluctuations. For used and rental equipment, short-term lease programs and commercial rental agencies for construction and agricultural equipment have expanded significantly in North America. Nationwide rental conglomerates have become sizeable purchasers of new equipment and can have a significant impact on industry sales and margins. When equipment comes off of lease or is replaced with newer equipment by rental agencies, there may be a significant increase in the availability of late-model used equipment. An over-supply of used equipment could adversely affect demand for, or the market prices of, new and used equipment. In addition, a decline in used equipment prices could have an adverse effect on residual values for leased equipment, which could adversely affect our financial performance.

If our acquisition plans are unsuccessful, we may not achieve our planned revenue growth.

        We believe a significant portion of our future growth will depend on our ability to acquire additional dealerships. Our ability to continue to grow through the acquisition of additional CNH geographic areas of responsibility and store locations or other businesses will be dependent upon the availability of suitable acquisition candidates at acceptable costs, our ability to compete effectively for available acquisition candidates and the availability of capital to complete the acquisitions. We may not successfully identify suitable targets, or if we do, we may not be able to close the transactions, or if we close the transactions, they may not be profitable. In addition, CNH's consent is required for the acquisition of any CNH dealership, and the consent of Bremer Bank is required for the acquisition of any dealership. CNH typically evaluates management, performance and capitalization of a prospective acquirer in determining whether to consent to the sale of a CNH dealership. There can be no assurance that CNH or Bremer Bank will consent to any or all acquisitions of dealerships that we may propose.

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

We lease many of our dealership sites from related parties, and if we are unable to obtain commercially reasonable terms and conditions from these related parties or unrelated third parties in the future, our growth and financial condition may be adversely affected.

        We lease 29 of our 62 dealership sites from entities affiliated with David Meyer, our Chairman and Chief Executive Officer, Tony Christianson, one of our directors, or Peter Christianson, our President and Chief Financial Officer. We expect that we may lease future dealership sites we acquire from parties related to our affiliates. There is no guarantee that related parties will offer us commercially reasonable terms and conditions or that unrelated third parties will provide alternate dealership sites on commercially reasonable terms and conditions. If we cannot obtain commercially reasonable terms and conditions on leases for our current or future dealership sites from entities related to Messrs. Meyer, Tony Christianson or Peter Christianson, or from unrelated third parties, our growth and financial condition may be adversely affected.

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

        Changes in governmental agricultural policy could adversely affect sales of agricultural equipment. Government subsidies influence demand for agricultural equipment. Future farm bills and USDA budgets may reduce the amount of payments to individual farmers. We cannot predict the outcome of such governmental funding, and to the extent that future funding to individual farmers is reduced, these reductions in funding could reduce demand for agricultural equipment and we could experience a decline in revenue.

Recent economic events, particularly in the credit markets, may adversely affect our business and results of operations.

        The agricultural and construction equipment industries are affected by macroeconomic factors, including changes in international, national, regional, and local economic conditions. Current global economic conditions pose a risk to our business as customers may postpone spending in response to tighter credit, negative financial news, downturns in agricultural commodity prices and the housing market and/or declines in income or asset values, which could have a material negative effect on the demand for our products and services. Our business is also particularly dependent on our access to the capital and credit markets to finance acquisitions and manage inventory. The current financial turmoil affecting the banking system and financial markets have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. These recent disruptions in the overall economy and financial markets and the related reduction in consumer confidence in the economy, have slowed activity in the capital markets, negatively affected access to credit on commercially acceptable terms, and may adversely impact the access of us or our customers to credit and the terms of any such credit. Though the regions in which we operate have not been impacted by the sub-prime lending market collapse and the resulting tightening of lending standards to the same magnitude as has occurred in other regions or on a national level, any greater extension of those conditions to the regions in which we operate may adversely affect our results of operations. Further, any decreased collectability of accounts receivable or increase in customer insolvencies could negatively impact our results of operations. The nature of the agricultural and construction equipment industries is such that a downturn in demand can occur suddenly, due to tightening credit markets, decreasing commodity prices or demand, adverse weather conditions or other circumstances, resulting in excess inventory, un-utilized production capacity and reduced prices for equipment, which would harm our revenue and profitability. Uncertainty about current global economic conditions, agricultural commodity prices and demand and the housing market could also continue to increase the volatility of our stock price.

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

        General economic conditions in markets in which we do business can impact the demand for our construction equipment. The construction industry in our geographical areas has experienced a prolonged economic down cycle and interest rate fluctuations that have negatively affected the new residential housing market, which negatively impacts sales of light construction equipment. Decreased demand for our products can have a negative impact on our financial performance and cash flow. Our business and earnings are impacted by the changes in the construction industry. The ability of consumers to obtain mortgages for the purchase of newly constructed homes or commercial properties impacts the overall demand for new home construction. The uncertainties created by recent events in the sub-prime mortgage market and their impact on the overall mortgage market, including the tightening of credit standards, could adversely affect the ability of consumers to obtain financing, thus reducing demand for new construction and in turn reducing our customers' demand for our construction equipment. Reduced demand for our construction equipment can negatively affect our financial performance and cash flow.

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

        The ability to finance affordable purchases, of which the interest rate charged is a significant component, is an important part of a customer's decision to purchase agricultural or construction equipment. Interest rate increases may make equipment purchases less affordable for customers and, as a result, our revenue and profitability may decrease as we manage excess inventory and reduce prices for equipment. To the extent we cannot pass on our increased costs of inventory to our customers, our net income may decrease. Partially as a result of the foregoing, our results of operations have in the past and in the future are expected to continue to fluctuate from quarter to quarter and year to year. We are unable to anticipate the timing and impact of interest rate adjustments. Recently, the economic downturn caused in part by the sub-prime and alternative mortgage markets have resulted in tighter lending standards throughout the mortgage industry and overall credit markets. This volatility in the credit markets may have a negative impact on our business by making it more difficult for certain of our customers to obtain financing to purchase agricultural or construction equipment. Conversely, the recent decreases in interest rates may positively affect a customer's decision to purchase agricultural or construction equipment. We are unable to predict with certainty any positive or negative effect on our business as a result of the recent interest rate decreases.

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

We are substantially dependent on our Chief Executive Officer and President, the loss of whom could have a material adverse effect on our business.

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

        We are required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and rules and regulations of the SEC thereunder. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. We cannot be certain as to the timing of completion of our evaluation, testing and any remedial actions or their impact on our operations. If we are not able to comply with the requirements of Section 404 our independent registered public accounting firm may not be able to certify as to the effectiveness of our internal control over financial reporting, we may be unable to report our financial results accurately or in a timely manner and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In fiscal 2010, we began implementing a new ERP system. Unforeseen problems with or any difficulties encountered integrating the new ERP system could result in internal control deficiencies.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

Equipment Stores

        We currently operate 62 agricultural and construction equipment stores, including two outlet stores, in the following locations:

North Dakota (15 stores)		Iowa (15 stores)
Bismarck	Lamoure	Anthon	Des Moines
Casselton	Lidgerwood	Avoca	Greenfield
Fargo	Lisbon	Blairstown	Grundy Center
Grand Forks	Mandan	Cedar Rapids	Kingsley
Jamestown	Wahpeton (2 stores)	Cherokee	Le Mars
Kintyre	West Fargo	Cherokee (outlet)	Sioux City
Kulm	Wishek	Clear Lake	Waverly
Davenport

Minnesota (11 stores)		South Dakota (10 stores)
Ada	Moorhead	Aberdeen (2 stores)	Rapid City
Crookston	Moorhead (outlet)	Highmore	Redfield
Elbow Lake	Pipestone	Huron	Sioux Falls
Fergus Falls	Roseau	Miller	Watertown
Graceville	Thief River Falls	Pierre
Marshall

Montana (6 stores)		Wyoming (3 stores)
Belgrade	Great Falls (rental)	Casper (rental)	Gillette (rental)
Billings	Kalispell (rental)	Cheyenne
Billings (Rental)	Missoula (rental)

Nebraska (2 stores)
Lincoln	Omaha

        Our stores are generally located in rural areas on property zoned for commercial use. The stores typically range from 5,000 square feet with three acres of land to 40,000 square feet with 14 acres of land. We fully utilize the leased space for each of our stores and believe the respective square footage and related acreage is adequate to meet our current and anticipated needs.

Store Lease Arrangements

        We lease real estate for 29 of our stores from entities affiliated with David Meyer, our Chairman and Chief Executive Officer, Tony Christianson, one of our directors and/or Peter Christianson, our President and Chief Financial Officer. Of these 29 stores, we lease 28 dealership sites from Dealer Sites, LLC, an entity affiliated by common ownership with Messrs. Meyer and Tony Christianson and one warehouse from C.I. Farm Power, Inc., an entity affiliated by common ownership with Mr. Peter Christianson. We lease 38 additional properties under operating lease agreements with unrelated parties. The leases for our dealership sites generally expire between 2010 and 2024, other than those leases which are currently automatically renewed on a year-to-year-basis until either we or the lessor terminate them. We do not intend to own significant amounts of real estate. Therefore, we anticipate that when we need real estate, including as part of acquiring dealerships, we will lease such real estate from third parties, which may include affiliates of our investors, directors or management. We intend for the terms of all of our leases to be commercially reasonable. We do not believe the terms of our leases with entities affiliated with Messrs. Meyer, Tony Christianson and Peter Christianson are any less favorable to us than could be obtained in an arm's length transaction with an unrelated party.

        Our store lease agreements with entities affiliated with David Meyer, Peter Christianson, and/or Tony Christianson all contain substantially similar terms. The leases with Dealer Sites, LLC and C.I. Farm Power, Inc. provide for fixed lease periods ranging from three to ten years. All of the leases provide for fixed monthly rental payments and require us to pay the real estate taxes on the properties for the lease periods. The leases require that we maintain public liability and personal property insurance on each of the leased premises, and require us to indemnify the lessor in connection with any claims arising from the leased premises during our occupation of the property. The leases generally prohibit us from assigning the lease agreements or subletting the leased premises without the prior written consent of the lessor. The lease agreements with Dealer Sites, LLC provide that in the event Dealer Sites, LLC and Titan Machinery Inc. agree to sell the leased premises to a party other than us or our affiliates during the term of the lease, then we shall share in half of any surplus or deficit resulting to Dealer Sites, LLC from that sale.

        Our store lease agreements with unrelated parties contain terms comparable to the agreements with entities affiliated with our directors and officers described above. The lease periods range from automatically renewable month-to-month terms to twenty years in length. A majority of the lease agreements either give us the option to renew or extend the lease for an additional period at the conclusion of the original lease term or automatically renew the lease term at the conclusion of the original lease period on a month-to-month or year-to-year basis. A majority of the leases provide for fixed monthly rental payments and require us to pay the real estate taxes on the properties for the lease periods. All of the leases require that we maintain public liability and personal property insurance on each of the leased premises, and a majority of the leases require us to indemnify the lessor in connection with any claims arising from the leased premises during our occupation of the property. Most of the leases prohibit us from assigning the lease agreements or subletting the leased premises without the prior written consent of the lessor. We have been granted a right of first refusal to purchase the Watertown and one of the Aberdeen properties during the applicable lease terms. The lease agreements for the West Fargo, Kingsley, Le Mars, Watertown and Redfield properties grant us the option to purchase the leased premises during or at the conclusion of the lease term. The Kingsley, Le Mars and Redfield lease agreements grant the lessor the right to require Dealer Sites, LLC to purchase the leased premises during or at the conclusion of the lease term.

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

Headquarters

        We currently lease and occupy approximately 12,700 square feet in Fargo, North Dakota for our headquarters. This lease expires on January 31, 2015, with an option to extend for two additional five-year terms. We also lease and occupy approximately 6,000 square feet in Fargo, North Dakota for additional space for our headquarters. We continually review our location needs, including the adequacy of our headquarters space, to ensure they are sufficient to support our operations. We believe there is ample opportunity for expansion in the Fargo area if necessary.

ITEM 3.    LEGAL PROCEEDINGS

        We are, from time to time, subject to claims and suits arising in the ordinary course of business. Such claims have, in the past, generally been covered by insurance. Management believes the resolution of other legal matters will not have a material effect on our financial condition or results of operation, although no assurance can be given with respect to the ultimate outcome of any such actions. Furthermore, there can be no assurance that our insurance will be adequate to cover all liabilities that may arise out of claims brought against us. We are not currently a party to any material litigation.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The names, ages and positions of our executive officers are as follows:

Name	Age	Position
David Meyer	55	Chairman and Chief Executive Officer
Peter Christianson	52	President, Chief Financial Officer and Director
Ted Christianson	50	Vice President, Finance and Treasurer

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock began trading on December 6, 2007 on the Nasdaq Global Market under the symbol "TITN" in connection with our initial public offering. The following table sets forth, for the periods indicated, the high and low sale prices of our common stock as reported by the Nasdaq Global Market.

	High	Low
Fiscal 2008
Fourth Quarter (from December 6, 2007)	$18.50	$9.48
Fiscal 2009
First Quarter	$24.50	$14.66
Second Quarter	$34.49	$17.59
Third Quarter	$28.17	$9.53
Fourth Quarter	$16.20	$7.75

        As of April 1, 2009, there were approximately 57 record holders of our common stock, excluding holders whose stock is held either in nominee name and/or street name brokerage accounts.

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

UNREGISTERED SALES OF EQUITY SECURITIES

        We did not have any unregistered sales of equity securities during the fourth quarter of fiscal 2009.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

        For information on our equity compensation plans, refer to Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

REPURCHASES

        We did not engage in any repurchases of our Common Stock during the fiscal year ended January 31, 2009.

ITEM 6.    SELECTED FINANCIAL DATA

        The data given below as of and for each of the five years in the period ended January 31, 2009, has been derived from the Company's Audited Consolidated Financial Statements. In order to understand the effect of accounting policies and material uncertainties that could affect our presentation of financial information, such data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included under Item 8 to this Form 10-K and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operation included under Item 7 to this Form 10-K.

	Year Ended January 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Statement of Operations Data:
Revenue
Equipment	$540,307	$338,382	$220,958	$175,549	$119,850
Parts	94,984	58,743	42,619	31,099	25,058
Service	44,224	27,344	21,965	16,572	13,141
Other	10,922	8,502	7,056	5,250	4,134

	690,437	432,971	292,598	228,470	162,183

Cost of revenue
Equipment	$478,324	$302,320	$200,558	$160,814	$109,023
Parts	67,270	42,568	29,909	22,459	18,402
Service	16,729	10,118	8,183	6,404	5,236
Other	8,245	5,913	5,337	4,081	3,119

	570,568	360,919	243,987	193,758	135,780

Gross Profit	119,869	72,052	48,611	34,712	26,403
Operating expenses	86,940	53,190	37,399	26,978	22,596

Income from operations	32,929	18,862	11,212	7,734	3,807
Other income (expense)
Interest and other income	1,545	577	349	87	144
Interest expense	(3,969)	(6,292)	(5,473)	(3,368)	(1,693)
Debt retirement costs	—	(3,824)	—	—	—

Income before income taxes	30,505	9,323	6,088	4,453	2,258
Provision for income taxes	(12,430)	(4,110)	(2,450)	(1,721)	(911)

Income from continuing operations	18,075	5,213	3,638	2,732	1,347
Discontinued operations	—	—	—	—	(75)

Net income	$18,075	$5,213	$3,638	$2,732	$1,272
Adjustment to income:
Amortization of syndication fees—preferred stock	—	(51)	(21)	(21)	(19)
Unpaid accumulated preferred dividends	—	(88)	(102)	(102)	(90)

Income available to common stockholders	$18,075	$5,074	$3,515	$2,609	$1,163

Earnings per share
Basic	$1.11	$0.90	$0.81	$0.60	$0.27
Diluted	$1.08	$0.67	$0.57	$0.47	$0.24
Weighted average shares outstanding
Basic	16,291	5,607	4,345	4,341	4,341
Diluted	16,779	8,246	6,907	6,317	6,106

	January 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Balance Sheet Data:
Cash	$41,047	$42,802	$7,572	$8,671	$1,108
U.S. treasury bills	44,994	—	—	—	—
Receivables	19,626	22,061	10,921	5,794	4,969
Inventories	241,094	145,767	106,254	81,631	66,569
Prepaid expense	533	215	186	33	45
Income tax receivable	1,433	1,074	—	—	—
Deferred income taxes	1,426	1,027	462	423	321
Goodwill and intangibles, net	12,830	8,608	3,905	1,587	1,227
Property and equipment	45,269	16,023	8,175	5,327	3,559
Other assets	1,996	1,792	1,397	1,617	1,308

Total Assets	$410,248	$239,369	$138,872	$105,083	$79,106

Accounts payable	$18,652	$9,244	$4,228	$5,488	$3,227
Line of credit	—	—	—	—	2,644
Floorplan notes payable(1)	166,481	105,848	84,699	61,908	51,617
Current maturities of long-term debt	7,623	5,654	2,824	1,532	1,113
Customer deposits	15,158	19,310	4,608	4,015	2,135
Accrued expenses	8,308	6,137	2,287	1,942	1,023
Income taxes payable	—	—	378	350	691

Total current liabilities	216,222	146,193	99,024	75,235	62,450
Long-term liabilities	20,259	15,759	8,043	4,405	4,948
Subordinated debentures	—	1,300	16,747	14,194	3,492
Redeemable securities	—	—	1,680	1,556	1,433
Total stockholders' equity	173,767	76,117	13,378	9,693	6,783

	$410,248	$239,369	$138,872	$105,083	$79,106

(1)
Approximately 43% of floorplan notes payable were interest bearing at January 31, 2009.

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

  •
  new and used equipment sales;

  •
  parts sales;

  •
  repair and maintenance services; and

  •
  equipment rental and other activities.

        The new equipment and parts we sell are supplied primarily by CNH. According to public reports filed by CNH, CNH is a leading manufacturer and supplier of agricultural and construction equipment based on the number of units sold, primarily through the Case IH Agriculture, New Holland Agriculture, Case Construction and New Holland Construction brands. Sales of new CNH products accounted for approximately 79.8% of our new equipment revenue in fiscal 2009, with no other supplier accounting for more than 3.4%. We acquire used equipment for resale through trade-ins from our customers and selective purchases. We sell parts and provide in-store and on-site repair and maintenance services. We rent equipment and provide other ancillary services such as equipment transportation, GPS signal subscriptions and finance and insurance products.

        Throughout our 29-year operating history we have built an extensive, geographically contiguous network of 62 stores, including two outlet stores, located in North Dakota, South Dakota, Minnesota, Iowa, Nebraska, Montana and Wyoming. We have a successful history of growth through acquisitions, including 23 acquisitions consisting of 55 stores operating in seven states since January 1, 2003. We have a well-established track record of successfully integrating acquired stores, retaining acquired-store employees and maintaining acquired-store customer relationships. We expect that acquisitions will continue to be an important component of our growth.

Certain External Factors Affecting our Business

        We are subject to a number of factors that affect our business as discussed in the sections entitled "Risk Factors" and "Information Regarding Forward- Looking Statements." Certain of the external factors include, but are not limited to, the following:

Industry Factors

        Our business is primarily driven by the demand for agricultural equipment for use in the production of food, fiber, feed grain and renewable energy; home and garden applications; and the maintenance of commercial, residential and government properties. Based on USDA data, we believe farmers have recently experienced historically strong economic fundamentals, driven by growing global demand for agricultural commodities in part due to growth in renewable energy and the economies of developing countries. This strong farm economy contributed significantly to our results of operations in fiscal 2008 and 2009. We believe our operating model, as discussed in "Business—Titan Operating Model," enables us to maximize opportunities and implement our conservative expenditure philosophy that emphasizes scalable costs. Further, our large and diverse customer base and seven-state geographic footprint limits our exposure to negative events that may occur in a particular area or crop. Additionally, we believe that the acquisition opportunities will continue to be strong.

        Additionally, our business is impacted by the demand for construction equipment for use in private and government commercial, residential and infrastructure construction; demolition; maintenance; mining and forestry operations. CNH and industry reports show that demand for construction equipment in our markets is driven by several factors, one of which is public infrastructure spending, including roads and highways, sewer and water. On February 17, 2009, Congress enacted the American Recovery and Reinvestment Act of 2009 (the "ARRA"), a bill intended to stimulate economic growth and create jobs in part through additional government spending on public infrastructure. Any growth in federal allocations to public infrastructure spending over the next few years should positively impact our future results of operations, though it is difficult to assess the short-term impacts of the ARRA, which could impact our customers and the industries in which we operate in unforeseen ways. An offsetting factor may be the recent declines in residential and commercial real estate development to the extent such declines continue and the tightening of the credit markets that finance these real estate and infrastructure developments. To address the uncertainty of the construction industry, we expect to continue our focus on agricultural industries and acquisition opportunities to establish additional locations in the markets where we believe the local construction industry will maintain its current level or grow.

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

Economic Cyclicality

        Sales of equipment, particularly new units, historically have fluctuated with general economic cycles. During economic downturns, equipment retailers tend to experience similar periods of decline and recession as the general economy. The impact of an economic downturn on retailers is generally less than the impact on manufacturers due to the sale of parts and service by retailers to maintain customer equipment. As noted above, the agricultural industries recently experienced an historically positive economic cycle from which we benefited, but we expect the cycle to return to more typical levels in fiscal 2010.

Credit Market Changes

        Changes in credit markets can affect our customers' ability and willingness to make capital expenditures, including purchasing our equipment. Creditors have recently tightened their lending standards due to the collapse of the sub-prime mortgage market. These tightened lending standards may have a negative impact on our business if our customers are unable to obtain financing for equipment purchases. However, if interest rates continue to decrease, our business may be positively affected by customers who find financing purchases of our equipment more attractive due to lower borrowing costs. Our business is also particularly dependent on our access to credit markets to finance acquisitions and manage inventory. Tightened lending standards may make it more difficult for us to obtain financing on commercially reasonable terms. We cannot predict what future changes will occur in credit markets or how these changes will impact our business.

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

Acquisitions

        We have a successful history of growth through acquisitions. Since January 1, 2003, we have completed 23 acquisitions consisting of 55 stores operating in seven states. These acquisitions have been the most significant factor affecting our results of operations and liquidity over the last several years, as noted in the period-to-period comparisons below. We expect that acquisitions will continue to be an important component of our growth. Acquisitions are typically financed with floorplan debt, long-term debt and cash from operations. Although we cannot quantify the impact of any such potential acquisitions, we believe the nature of their impact on our financial statements to be similar to that experienced with our prior acquisitions as noted in our discussions of period comparisons.

        The following is a summary of acquisitions completed during the identified periods.

Fiscal 2009

  •
  On December 31, 2008, we acquired certain assets of WP Rentals LLC and all of the outstanding stock of Western Plains Machinery Co., resulting in the addition of three rental stores located in Billings and Belgrade, Montana and Cheyenne, Wyoming, and six construction equipment stores located in Billings, Great Falls, Missoula, and Kalispell, Montana and Casper and Gillette, Wyoming. We subsequently merged Western Plains Machinery Co. into our company.

  •
  On December 22, 2008, we acquired all of the outstanding stock of Anderson Power and Equipment, Inc., resulting in the addition of one store in Thief River Falls, Minnesota. We subsequently merged Anderson Power and Equipment, Inc. into our company.

  •
  On October 1 2008, we acquired certain assets of Pioneer Garage, Inc., resulting in the addition of three stores located in Pierre, Highmore, and Miller, South Dakota.

  •
  On September 12, 2008, we acquired certain assets of Wolf's Farm Equipment Inc., resulting in the addition of one store in Kintyre, North Dakota.

  •
  On May 28, 2008, we acquired certain assets of Mid-Land Equipment Company, resulting in the addition of six stores located in Des Moines, Davenport, Clear Lake and Cedar Rapids, Iowa and Omaha and Lincoln, Nebraska.

  •
  On May 1, 2008, we acquired all of the outstanding stock of Quad County Implement, Inc., resulting in the addition of one store in Blairstown, Iowa. We subsequently merged Quad County Implement, Inc. into our company.

  •
  On February 1, 2008, we acquired certain assets of Ceres Equipment Inc., resulting in the addition of one store in Roseau, Minnesota.

Fiscal 2008

  •
  On January 2, 2008, we acquired all of the outstanding stock of Avoca Operations, Inc. and Greenfield Operations, Inc., resulting in the addition of one store in Avoca, Iowa and one store in Greenfield, Iowa. We subsequently merged Avoca Operations, Inc. and Greenfield Operations, Inc. into our company.

  •
  On December 1, 2007, we acquired all of the outstanding stock of Reiten & Young International, Inc., resulting in the addition of one store in Grand Forks, North Dakota. We subsequently merged Reiten & Young International, Inc. into our company.

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

Critical Accounting Policies and Estimates

        During the preparation of our financial statements, we are required to make estimates, assumptions and judgments that affect reported amounts. These estimates, assumptions and judgments include those related to bad debts and credit sales, inventories, goodwill and intangibles, income taxes and legal proceedings, revenue recognition, allowance for doubtful accounts, inventory reserves, incentive plan accruals, deferred taxes, stock-based compensation, and accounting for business combinations. We update these estimates, assumptions and judgments as appropriate, which in most cases is at least quarterly. We use our technical accounting knowledge, cumulative business experience, judgment and other factors in the selection and application of our accounting policies. While we believe our estimates, assumptions and judgments we use in preparing our financial statements are appropriate, they are subject to factors and uncertainties regarding their outcome and therefore, actual results may materially differ from these estimates. We believe the following are our primary critical accounting policies and estimates.

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

Inventories

        New and used machinery are stated at the lower of cost (specific identification method) or market with adjustments for decreases in market value on inventory rented but available for sale being a percentage (80%) of the rental income received on such inventory. Equipment held specifically for lease is reported as inventory held for rental. Parts inventory is valued at the lower of average cost or market, and an estimate of parts inventory not expected to be sold in the next operating cycle has been reported separately. Typically, there are no freight-in charges, except in cases of special orders where such freight-in charges are included in the cost of inventory. Work in process is valued at the billable rates of labor incurred and parts inventories used on service work in process at year end.

Intangible Assets and Goodwill

        Goodwill is reviewed for possible impairment at least annually, or more frequently upon the occurrence of events or circumstances that may affect its fair value. As of January 31, 2009, the carrying value of goodwill was not considered impaired. Intangible assets include covenants not-to-compete that are being amortized using the straight-line method over the lives of the related agreements, which range from five to ten years.

Income Taxes

        Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of receivables, inventory, property and equipment, intangible assets, stock-based compensation, and accrued expenses for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Our policy is to recognize interest expense and penalties related to income tax matters within our provision for income taxes. We perform a comprehensive review of our portfolio of uncertain tax positions in accordance with the requirements and recognition standards established by Financial Interpretations No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (Issued 6/06) ("FIN 48"). Pursuant to FIN 48, an uncertain tax position represents our expected treatment of a tax position taken, or expected to be taken, in a tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.

Stock-based Compensation

        We accounted for stock-based compensation in accordance with the provisions of the Financial Accounting Standards Board (FASB) Statement No. 123 (Revised), Share-Based Payments. This standard requires that stock-based compensation, which includes stock options and restricted stock, be accounted for at the fair value of the applicable equity instrument.

Business Combinations

        We account for business combinations in accordance with the provisions of FASB Statement No. 141, Business Combinations. This accounting standard allows the acquirer up to one year to finalize the purchase price allocation. During this one-year period our accounting for the business combination transaction may be based on estimates due to various unknown factors present at the date of acquisition.

Key Financial Metrics

        In addition to tracking our sales and expenses to evaluate our operational performance, we also monitor certain key financial metrics, including absorption and same-store sales.

Absorption

        Absorption is an industry term that refers to the percentage of an equipment dealer's fixed operating expense covered by the gross margin of its combined parts and service businesses. Absorption in a given period is calculated by dividing our gross profit from parts and service sales in the period by the difference between (i) our operating expenses (including interest on floorplan notes) and (ii) our variable expense of sales commissions on equipment sales and incentive compensation in the same period. We believe that absorption is an important management metric because during economic down cycles our customers tend to postpone new and used equipment purchases while continuing to run, maintain and repair their existing equipment. Thus, operating at a high absorption rate enables us to operate profitably throughout economic down cycles. We measure and track absorption on a company-wide basis as well as on a per store basis. For fiscal 2009, our company-wide absorption rate was 75.7%; for fiscal 2008, our company-wide absorption rate was 72.6%; and for fiscal 2007, our company-wide absorption rate was 75.9%.

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

        Parts.    We derive parts revenue from the sale of parts for equipment that we sell, as well as for other equipment makes. Our parts sales provide us with a relatively stable revenue stream that is less sensitive to the economic cycles that affect our equipment sales.

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

Floorplan Interest

        The cost of financing inventory is an important factor affecting our results of operations. Floorplan financing from CNH Capital represents the primary source of financing for equipment inventories, particularly for equipment supplied by CNH. CNH regularly offers interest-free periods as well as additional incentives and special offers. As of January 31, 2009, approximately 57% of our floorplan notes payable was non-interest bearing.

Other Interest Expense

        Interest expense represents the interest on our outstanding debt instruments, other than floorplan financing facilities.

Results of Operations

        Comparative financial data for each of our four sources of revenue for fiscal 2009, 2008, and 2007 are expressed below. The results of these periods include the operating results of the acquisitions made during these periods. The period-to-period comparisons included below are not necessarily indicative of future results.

	Year ended January 31,
	2009	2008	2007
	(dollars in thousands)
Equipment
Revenue	$540,307	$338,382	$220,958
Cost of revenue	478,324	302,320	200,558

Gross profit	$61,983	$36,062	$20,400
Parts
Revenue	$94,984	$58,743	$42,619
Cost of revenue	67,270	42,568	29,909

Gross profit	$27,714	$16,175	$12,710
Service
Revenue	$44,224	$27,344	$21,965
Cost of revenue	16,729	10,118	8,183

Gross profit	$27,495	$17,226	$13,782
Other, including trucking and rental
Revenue	$10,922	$8,502	$7,056
Cost of revenue	8,245	5,913	5,337

Gross profit	$2,677	$2,589	$1,719

        The following table sets forth our statements of operations data expressed as a percentage of revenue for the periods indicated.

	Year ended January 31,
	2009	2008	2007
Revenue
Equipment	78.2%	78.1%	75.5%
Parts	13.8%	13.6%	14.6%
Service	6.4%	6.3%	7.5%
Other, including trucking and rental	1.6%	2.0%	2.4%

Total revenue	100.0%	100.0%	100.0%
Cost of revenue
Equipment	69.3%	69.8%	68.6%
Parts	9.7%	9.8%	10.2%
Service	2.4%	2.4%	2.8%
Other, including trucking and rental	1.2%	1.4%	1.8%

Total cost of revenue	82.6%	83.4%	83.4%
Gross profit	17.4%	16.6%	16.6%
Operating expenses	12.6%	12.3%	12.8%
Income from operations	4.8%	4.3%	3.8%

Fiscal Year Ended January 31, 2009 Compared to Fiscal Year Ended January 31, 2008

Revenue

	Fiscal year ended January 31, 2009	Fiscal year ended January 31, 2008	Increase	Percent Change
	(dollars in thousands)
Total Revenue	$690,437	$432,971	$257,466	59.5%
Equipment	$540,307	$338,382	$201,925	59.7%
Parts	$94,984	$58,743	$36,241	61.7%
Service	$44,224	$27,344	$16,880	61.7%
Other, including trucking and rental	$10,922	$8,502	$2,420	28.5%

        The increase in revenue was primarily due to acquisitions contributing to fiscal 2009 revenue and same-store sales growth. The acquired stores contributed $176.7 million in additional total revenue, or 68.6% of the increase, while the same-store sales growth contributed $80.8 million, or 31.4% of the increase. Same-store sales increased 21.5% over the prior year, which is indicative of the strong market for the products we sell. The calculation of same-store sales includes fiscal 2008 sales of $22.4 million from a special manufacturer leasing program. We did not conduct the same program in fiscal 2009 but do enter into various other manufacturer programs from time to time.

        We believe that fiscal 2009 results significantly benefited from a particularly strong agricultural market and believe that the same-store growth rates achieved in fiscal 2009 are not indicative of future same-store sale growth rates.

Cost of Revenue

	Fiscal year ended January 31, 2009	Fiscal year ended January 31, 2008	Increase	Percent Change
	(dollars in thousands)
Total cost of revenue	$570,568	$360,919	$209,649	58.1%
Equipment	$478,324	$302,320	$176,004	58.2%
Parts	$67,270	$42,568	$24,702	58.0%
Service	$16,729	$10,118	$6,611	65.3%
Other, including trucking and rental	$8,245	$5,913	$2,332	39.4%

        The increase in cost of revenue was primarily due to increased revenue. Acquisitions contributed $146.0 million in total cost of revenue, or 69.7% of the increase, while same-store sales growth contributed $63.6 million, or 30.3% of the increase. The calculation of same-store sales includes fiscal 2008 cost of revenue of $20.2 million from a special manufacturer leasing program. As a percentage of revenue, cost of revenue was 82.6% for fiscal 2009 compared to 83.4% for fiscal 2008.

Gross Profit

	Fiscal year ended January 31, 2009	Fiscal year ended January 31, 2008	Increase	Percent Change
	(dollars in thousands)
Total Gross Profit	$119,869	$72,052	$47,817	66.4%
Equipment	$61,983	$36,062	$25,921	71.9%
Parts	$27,714	$16,175	$11,539	71.3%
Service	$27,495	$17,226	$10,269	59.6%
Other, including trucking and rental	$2,677	$2,589	$88	3.4%

        The increase in gross profit was primarily due to increased revenue. Acquisitions contributed $30.6 million in total gross profit, or 64.0% of the increase, while same-store sale gross profits provided the remaining $17.2 million, or 36.0% of the gross profit improvement. The calculation of same-store sales includes fiscal 2008 gross profit of $2.2 million from a special manufacturer leasing program. Gross profit margins were 17.4% for fiscal 2009 compared to 16.6% for fiscal 2008. The strong market for our products in fiscal year 2009, particularly equipment, has resulted in improved margins compared to the prior year. We recorded a similar manufacturer market share incentive bonus in the fourth quarters of fiscal 2009 and 2008 by achieving annual market share targets established by CNH for product lines within the regions in which we market our products. These incentives enhanced fourth quarter gross profits for both years.

Operating Expenses

	Fiscal year ended January 31, 2009	Fiscal year ended January 31, 2008	Increase	Percent Change
	(dollars in thousands)
Operating Expenses	$86,940	$53,190	$33,750	63.5%

        The increase in operating expenses is primarily due to the additional costs associated with acquisitions such as compensation, rent, depreciation, travel and training. Other costs contributing to higher operating expenses were increased sales commission expenses (resulting from increased gross profits), stock option expense and additional costs associated with being a public company, such as increased legal and accounting costs related to regulatory compliance, particularly Sarbanes-Oxley compliance. As a percentage of total revenue, operating expenses increased slightly from 12.3% in fiscal 2008 to 12.6% in fiscal 2009.

Other Income (Expense)

	Fiscal year ended January 31, 2009	Fiscal year ended January 31, 2008	Increase/ (Decrease)	Percent Change
	(dollars in thousands)
Interest and other income	$1,545	$577	$968	167.8%
Floorplan interest expense	$(3,240)	$(3,813)	$(573)	(15.0)%
Interest expense	$(729)	$(2,480)	$(1,751)	(70.6)%
Debt retirement costs	$—	$(3,824)	$(3,824)	(100.0)%

        Interest and other income increased $1.0 million due to the higher level of cash, cash equivalents and U.S. treasury bills in fiscal 2009 compared to fiscal 2008. The decrease in floorplan interest expense of $0.6 million was due to lower borrowing rates in fiscal 2009 compared to fiscal 2008. The decrease in interest expense of $1.8 million was primarily due to lower debt levels for the first eleven months of fiscal 2009, resulting from the retirement of all subordinated debentures as well as the early extinguishment of a portion of our long-term debt.

        In conjunction with our December 2007 initial public offering, we exchanged or converted all $6.4 million in aggregate principal amount of our outstanding convertible subordinated debentures for 2,308,648 shares of our common stock and retired $9.4 million in subordinated debentures. As a result of these transactions, we recognized debt retirement costs of $3.8 million in the fourth quarter of fiscal 2008. There were no such transactions in fiscal 2009.

Provision for Income Taxes

	Fiscal year ended January 31, 2009	Fiscal year ended January 31, 2008	Increase	Percent Change
	(dollars in thousands)
Provision for income taxes	$12,430	$4,110	$8,320	202.4%

        The effective tax rate as a percentage of income before taxes decreased from 44.1% in fiscal 2008 to 40.7% in fiscal 2009. The decrease resulted from an unrecognized tax benefit of $420,000 in the fourth quarter of fiscal 2008. We did not record any such uncertain tax positions in fiscal 2009. If we recognize this tax benefit in the future, our effective tax rate will be favorably impacted.

Fiscal Year Ended January 31, 2008 Compared to Fiscal Year Ended January 31, 2007

Revenue

	Fiscal year ended January 31, 2008	Fiscal year ended January 31, 2007	Increase	Percent Change
	(dollars in thousands)
Total Revenue	$432,971	$292,598	$140,373	48.0
Equipment	$338,382	$220,958	$117,424	53.1
Parts	$58,743	$42,619	$16,124	37.8
Service	$27,344	$21,965	$5,379	24.5
Other, including trucking and rental	$8,502	$7,056	$1,446	20.5

        The increase in revenue was primarily due to the following three items: acquisitions, same-store sales growth and a special manufacturer leasing program. The acquired stores contributed $74.6 million in additional total revenue, or 53.1% of the increase, while the leasing program transactions totaled $22.4 million, or 16.0%. Manufacturer leasing programs are offered from time to time but the frequency and terms of these programs cannot be predicted. The remaining increase of $43.4 million is attributable to same-store sales growth of 16.8%, which is reflective of the strong market for the products we sell, particularly in the area of equipment sales. We believe equipment sales were strong in fiscal 2008 due to the growth in global demand for agricultural commodities and the positive impact this commodity demand had on farm income.

Cost of Revenue

	Fiscal year ended January 31, 2008	Fiscal year ended January 31, 2007	Increase	Percent Change
	(dollars in thousands)
Total cost of revenue	$360,919	$243,987	$116,932	47.9%
Equipment	$302,320	$200,558	$101,762	50.7%
Parts	$42,568	$29,909	$12,659	42.3%
Service	$10,118	$8,183	$1,935	23.6%
Other, including trucking and rental	$5,913	$5,337	$576	10.8%

        The increase in cost of revenue of $116.9 million was due to revenue increases attributable primarily to acquisitions, same-store sales growth and the special leasing program noted above. Acquisitions contributed $62.2 million to the cost of revenue, while the leasing program added another $20.2 million, which is 53.2% and 17.3%, respectively, of the total increase in cost of revenue from the prior fiscal year. The remainder of the increase in cost of revenue is reflective of the increase in same-store sales. As a percentage of revenue, cost of revenue was 83.4% in fiscal 2008, matching the prior fiscal year's results.

Gross Profit

	Fiscal year ended January 31, 2008	Fiscal year ended January 31, 2007	Increase	Percent Change
	(dollars in thousands)
Total Gross Profit	$72,052	$48,611	$23,441	48.2%
Equipment	$36,062	$20,400	$15,662	76.8%
Parts	$16,175	$12,710	$3,465	27.3%
Service	$17,226	$13,782	$3,444	25.0%
Other, including trucking and rental	$2,589	$1,719	$870	50.6%

        Of the $23.4 million increase in gross profit in fiscal 2008, acquisitions contributed $12.4 million, which is 53.0% of the total increase in gross profit, while the special leasing program added another $2.2 million. Same-store gross profits provided the remainder of the gross profit improvement, primarily due to the increase in same-store sales. Total gross profit margins remained even at 16.6% for both fiscal 2008 and 2007. Normally, a higher percentage of equipment sales would cause total gross margins to decline, but equipment margins were high in fiscal 2008 relative to historical levels reflecting a significant increase in demand and partially enhanced by a manufacturer market share incentive bonus program. We recorded this incentive bonus in the fourth quarter of fiscal 2008 by achieving annual market share targets established by CNH for product lines within the regions in which we market the products we sell.

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

Other Income (Expense)

	Fiscal year ended January 31, 2008	Fiscal year ended January 31, 2007	Increase	Percent Change
	(dollars in thousands)
Interest and other income	$577	$349	$228	65.3%
Floorplan interest expense	$(3,813)	$(3,294)	$519	15.8%
Interest expense	$(2,480)	$(2,179)	$301	13.8%
Debt retirement costs	$(3,824)	$—	$3,824	N/A	%

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

Liquidity and Capital Resources

Cash Flow From Operating Activities

        During fiscal 2009, cash flow provided by operating activities was $4.2 million. Our cash flows from operations were primarily the result of our reported net income of $18.1 million, non-cash adjustments to net income for depreciation of $4.4 million, a decrease in receivables of $7.3 million, and an increase in accounts payable of $5.4 million. These operating cash inflows were principally offset by an increase in inventories of $34.8 million. The increase in inventories is primarily the result of our growth through acquisitions and purchasing that met our increased sales activity during fiscal 2009.

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

Cash Flow From Investing Activities

        During fiscal 2009, cash used for investing activities was $87.3 million. Our cash used for investing activities primarily consisted of net purchases of U.S. treasury bills of $45.0 million following our follow-on common stock offering, purchases of equipment dealerships (net of cash purchased) of $35.5 million and property and equipment purchases of $7.2 million.

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

Cash Flow From Financing Activities

        During fiscal 2009, cash provided by financing activities was $81.3 million. Cash provided by financing activities was primarily the result of $78.8 million in net proceeds from our follow-on offering and increase in our non-manufacturer floorplan payable of $9.1 million. Partially offsetting these proceeds were principal payments on long-term debt exceeding proceeds from long-term debt by $6.7 million.

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

Debt Facilities

        Bremer Bank Credit Facility.    We currently have a credit facility with Bremer Bank that provides for a $25.0 million operating line of credit and carries a variable interest rate of prime minus 0.25%. The operating line of credit requires monthly payments of interest due and has a maturity date of August 1, 2009. As of January 31, 2009, we had no amount outstanding on the Bremer Bank operating line of credit. During fiscal 2009, Bremer Bank issued us a standby letter of credit in the amount of $250,000 to our insurance carrier for deductible retention. This reduced the amount of borrowings available on our line of credit by $250,000. The standby letter of credit expires on August 1, 2009. The Bremer Bank credit facility contains various financial and other restrictive covenants that require prior consent of Bremer Bank if we desire to make any loans or advances to any person. In addition, the Bremer Bank credit facility restricts our ability to incur indebtedness or liens, places restrictions on our ability to merge or consolidate with any person, make distributions to stockholders, or sell, lease, assign, transfer or otherwise dispose of any of our assets other than in the ordinary course of business. In addition, the consent of Bremer Bank is required for the acquisition of any dealership.

        CNH Capital Credit Facility.    We currently have a credit facility with CNH Capital that provides for an aggregate principal balance of up to $300.0 million for floorplan financing, the availability of which is reduced by outstanding balances on term loans for rental fleet financing and other acquisition-related financing arrangements with CNH, as described below. The interest rate under the CNH Capital floorplan line of credit is equal to the prime rate plus 0.3% per annum for most purposes, subject to any interest-free periods offered by CNH. The CNH Capital term loans and loans for certain purposes have an interest rate equal to the prime rate plus 1.6% per annum. Cumulative and unpaid balance of advances under the CNH Capital credit facility accrues interest each month and requires monthly payments. The CNH Capital credit facility automatically renews on August 31 of each year through August 31, 2012, unless earlier terminated by either party. The CNH Capital credit facility is secured by the related assets. As of January 31, 2009, we had approximately $170.1 million outstanding on the CNH Capital credit facility. The CNH Capital credit facility contains various restrictive covenants that require prior consent of CNH Capital if we desire to engage in any acquisition of, consolidation or merger with any other business entity in which we are not the surviving company; move any collateral outside of the U.S.; or sell, rent, lease or otherwise dispose or transfer any of the collateral, other than in the ordinary course of business. CNH's consent is also required for the acquisition of any CNH dealership. In addition, the CNH Capital credit facility restricts our ability to incur any liens upon any substantial part of our assets.

        Other Indebtedness with CNH Capital.    CNH Capital periodically provides loans for fixed asset financing in connection with acquisitions. Related to this acquisition financing, we have various term loans with CNH Capital. The aggregate principal amount of these terms loans was approximately $2.4 million at January 31, 2009. We also obtained various fixed rate notes with rates primarily ranging from 3.25% to 9.25% and variable rate notes at prime plus 0.3% from CNH Capital, which are secured by our designated rental fleet. The amount of our rental fleet notes as of January 31, 2009, was $15.0 million.

Sources of Liquidity

        Our primary sources of liquidity are cash reserves, cash flow from operations, proceeds from our public stock offerings, proceeds from the issuance of debt and our borrowings under our credit facilities. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources.

Adequacy of Capital Resources

        Our primary uses of cash have been to fund our strategic acquisitions, finance the purchase of inventory, purchase U.S. Treasury Bills, meet debt service requirements and fund operating activities, working capital, payments due under building space operating leases and manufacturer floorplans payable. The primary factors affecting our ability to generate cash and to meet existing, known or reasonably likely cash requirements are the timing and extent of acquisitions and our operating performance as impacted by (i) industry factors, (ii) competition, (iii) general economic conditions and (iv) other business factors as identified in Item 1A "Risk Factors."

        For fiscal 2009 and 2008, we spent $7.2 million and $6.3 million on property and equipment, respectively, exclusive of acquisitions and transfers of equipment inventory to our designated rental fleet. Our property and equipment purchases in fiscal 2009 were higher than the prior fiscal year primarily due to the increase in the number of stores and a licensing agreement for a new Enterprise Resource Planning ("ERP") software system. We expect our property and equipment expenditures, exclusive of acquisitions, for fiscal 2010 to be approximately $7.0 to $8.0 million. The actual amount of our fiscal 2010 equipment expenditures will depend upon factors such as general economic conditions, growth prospects for our industry and our acquisition activity. We currently expect to finance equipment purchases with borrowings under the existing credit facilities, with available cash or with cash flow from operations. We may need to incur additional debt if we pursue any future acquisitions.

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

        We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under the Bremer Bank and CNH Capital credit facilities in amounts sufficient to allow us to service our indebtedness and to meet our other commitments. If we are unable to generate sufficient cash flow from operations or to obtain sufficient future borrowings, we may be required to seek one or more alternatives such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. We cannot assure you that we will be able to succeed with one of these alternatives on commercially reasonable terms, if at all. In addition, if we pursue strategic acquisitions, we may require additional equity or debt financing to consummate the transactions, and we cannot assure you that we will succeed in obtaining this financing on favorable terms or at all. If we incur additional indebtedness to finance any of these transactions, this may place increased demands on our cash flow from operations to service the resulting increased debt. Our existing debt agreements contain restrictive covenants that may restrict our ability to adopt any of these alternatives. Any non-compliance by us under the terms of our debt agreements could result in an event of default which, if not cured, could result in the acceleration of our debt.

Certain Information Concerning Off-Balance Sheet Arrangements

        As of January 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. In the normal course of our business activities, we lease rental equipment under operating leases.

Contractual and Commercial Commitment Summary

        Our contractual obligations and commercial commitments as of January 31, 2009 are summarized below:

		Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(dollars in thousands)
Long-term debt obligations(1)	$24,853	$8,477	$7,570	$5,997	$2,809
Operating lease obligations(2)	55,130	6,335	11,418	10,454	26,923
Other long-term liabilities(3)	871	—	871	—	—

Total	$80,854	$14,812	$19,859	$16,451	$29,732

(1)
Includes obligations under notes payable issued in favor of our lenders and estimates of interest payable.

(2)
Includes minimum lease payment obligations under operating leases related to our stores. Amounts do not include insurance or tax, which we include in our operating expenses and which we estimate will be approximately $617,000 for the less than 1 year period, $1,161,000 for the 1-3 year period, $1,129,000 for the 3-5 year period, and $2,743,000 for the more than 5 years period for a total of approximately $5,650,000. See Note 10 to our audited financial statements for a description of our operating lease obligations.

(3)
Includes long-term portion of trade payables.

New Accounting Pronouncements

        In September 2008, the Financial Accounting Standards Board ("FASB") issued FSP FAS 133-1 and FIN 45-4 Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. This pronouncement amends FAS 133 to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This pronouncement also amends FASB Interpretation No. 45 to require additional disclosure about the current status of the payment/performance risk of a guarantee. Further, this pronouncement clarifies the FASB's intent about the effective date of FAS No. 161. The provisions of this pronouncement that amend FAS 133 and FIN 45 are effective for reporting periods (annual or interim) ending after November 15, 2008. The clarification of the effective date of FAS No. 161 is effective upon issuance of this FSP. The adoption of this accounting pronouncement did not have an impact on our consolidated financial statements.

        In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements ("SFAS 157"). This standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This standard applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. We adopted SFAS 157 effective February 1, 2008. The adoption of SFAS 157 for financial assets and liabilities held by us did not have a material effect on our financial statements or notes thereto.

        In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 ("FSP FAS 157-2"), which permits a one year deferral of the application of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We have adopted SFAS 157 for non-financial assets and non-financial liabilities as of February 1, 2009 and does not expect the provisions to have a material effect on its results of operations, financial position or cash flows.

        In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active ("FSP FAS 157-3"), which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective upon issuance. Its adoption did not have a material effect on our consolidated financial statements.

        In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. We have elected not to apply the fair value option to the specified financial assets and liabilities, and accordingly, the adoption of SFAS No. 159 had no financial statement impact.

        In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R provides additional guidance on improving the relevance, representational faithfulness, and comparability of the financial information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted SFAS 141R effective February 1, 2009. Based on our typical business combination transactions, we do not expect the adoption of SFAS 141R to have a material impact on the accounting for future acquisitions.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements ("SFAS 160"). SFAS 160 applies to all entities that prepare consolidated financial statements and have an outstanding noncontrolling interest in one or more subsidiaries. SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We adopted SFAS 160 effective as of February 1, 2009 and does not expect the provisions to have a material effect on the consolidated financial statements.

        On December 21, 2007 the SEC staff issued Staff Accounting Bulletin No. 110 ("SAB 110"), which, effective January 1, 2008, amends and replaces SAB 107, Share-Based Payment. SAB 110 expresses the views of the SEC staff regarding the use of a "simplified" method in developing the expected life assumption in accordance with FASB Statement No. 123(R), Share-Based Payment. The use of the "simplified" method was scheduled to expire on December 31, 2007. SAB 110 extends the use of the "simplified" method in certain situations. The SEC staff does not expect the "simplified" method to be used when sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available. We plan to track and capture employee exercise behavior in the future as a basis for our valuation assumptions. We currently use simplified estimates due to the limited number of options exercised.

Information Regarding Forward-Looking Statements

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Such "forward-looking" information is included in this Form 10-K, including this Item 7, as well as in other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company).

        This Form 10-K contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify forward-looking statements by the following words: "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "ongoing," "plan," "potential," "predict," "project," "should," "will," "would," or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry's actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management's beliefs and assumptions, which in turn are based on currently available information. Our forward-looking statements in this Form 10-K generally relate to the following:

  •
  our beliefs with respect to our ability to maintain operating efficiency through economic cycles;

  •
  our beliefs and intentions with respect to our growth strategy, including growth through acquisitions, the types of acquisition targets we intend to pursue and our ability to identify such targets;

  •
  our beliefs with respect to our competitors and our competitive advantages;

  •
  our beliefs with respect to the impact of government subsidies on the agriculture economy;

  •
  our beliefs with respect to our business strengths, including the Titan Operating Model;

  •
  our plans and beliefs with respect to real property used in our business;

  •
  our beliefs with respect to our employee relations;

  •
  our assumptions, beliefs and expectations with respect to past and future market conditions;

  •
  our beliefs with respect to the adequacy of our capital resources and the funding of debt service obligations and capital expenditures;

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

  •
  general economic conditions and construction activity in the markets where we operate;

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk from changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices such as interest rates. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. We have both fixed and floating rate financing. Some of our floating rate credit facilities contain minimum rates of interest to be charged. Based upon balances and interest rates as of January 31, 2009, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $899,000. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $899,000. At January 31, 2009, we had variable rate floorplan notes payable of $166.5 million, of which approximately $70.9 million was interest-bearing, variable notes payable and long-term debt of $19.0 million, and fixed rate notes payable and long-term debt of $3.4 million.

        Our policy is not to enter into derivatives or other financial instruments for trading or speculative purposes.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Consolidated Balance Sheets of the Company as of January 31, 2009 and 2008, and the related Consolidated Statements of Operations, Stockholders' Equity, and Cash Flows for each of the three years in the period ended January 31, 2009, and the notes thereto have been audited by Eide Bailly LLP, independent registered accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Titan Machinery Inc.
Fargo, North Dakota

        We have audited the accompanying consolidated balance sheets of Titan Machinery Inc. as of January 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended January 31, 2009, and the financial statement schedule listed in the Index at Item 15. Titan Machinery Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Titan Machinery Inc. as of January 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Titan Machinery Inc.'s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 15, 2009, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Eide Bailly LLP

Minneapolis, Minnesota
April 15, 2009

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Titan Machinery Inc.
Fargo, North Dakota

        We have audited Titan Machinery Inc.'s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Titan Machinery Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Titan Machinery Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations, stockholders' equity, and cash flows of Titan Machinery Inc., and our report dated April 15, 2009, expressed an unqualified opinion on those financial statements.

/s/ Eide Bailly LLP

Minneapolis, Minnesota
April 15, 2009

TITAN MACHINERY INC.

CONSOLIDATED BALANCE SHEETS

JANUARY 31, 2009 AND 2008

	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$41,047,299	$42,802,505
U.S. treasury bills	44,993,869	—

Total cash, cash equivalents and U.S. treasury bills	86,041,168	42,802,505
Receivables, net	19,626,300	22,061,275
Inventories	241,093,957	145,766,866
Prepaid expenses	532,392	215,312
Income taxes receivable	1,432,938	1,074,216
Deferred income taxes	1,426,000	1,027,000

Total current assets	350,152,755	212,947,174

INTANGIBLES AND OTHER ASSETS
Parts inventory in excess of amounts expected to be sold currently	1,509,000	1,480,000
Goodwill	12,464,542	8,271,133
Intangible assets, net of accumulated amortization	365,616	337,242
Other	487,335	311,581

	14,826,493	10,399,956

PROPERTY AND EQUIPMENT, net of accumulated depreciation	45,268,947	16,022,336

	$410,248,195	$239,369,466

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$18,651,610	$9,244,064
Floorplan notes payable	166,481,408	105,847,648
Current maturities of long-term debt	7,623,477	5,653,840
Customer deposits	15,158,367	19,309,533
Accrued expenses	8,307,756	6,137,842

Total current liabilities	216,222,618	146,192,927

LONG-TERM LIABILITIES
Long-term debt, less current maturities	14,809,663	13,082,795
Deferred income taxes	3,503,000	1,865,000
Other long-term liabilities	1,946,042	811,689

	20,258,705	15,759,484

SUBORDINATED DEBENTURES	—	1,300,000

STOCKHOLDERS' EQUITY
Common stock, par value $.00001 per share, authorized—25,000,000 shares; issued and outstanding—17,656,528 at January 31, 2009 and 13,440,654, at January 31, 2008	177	134
Additional paid-in-capital	137,754,670	58,179,695
Retained earnings	36,012,025	17,937,226

	173,766,872	76,117,055

	$410,248,195	$239,369,466

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED JANUARY 31, 2009, 2008 AND 2007

	2009	2008	2007
REVENUE
Equipment	$540,307,360	$338,382,140	$220,957,940
Parts	94,984,205	58,742,784	42,618,622
Service	44,223,594	27,343,778	21,964,966
Other, including trucking and rental	10,921,949	8,502,509	7,056,470

TOTAL REVENUE	690,437,108	432,971,211	292,597,998

COST OF REVENUE
Equipment	478,323,917	302,319,633	200,557,976
Parts	67,270,137	42,568,214	29,909,043
Service	16,728,661	10,117,702	8,182,908
Other, including trucking and rental	8,244,987	5,913,229	5,336,741

TOTAL COST OF REVENUE	570,567,702	360,918,778	243,986,668

GROSS PROFIT	119,869,406	72,052,433	48,611,330
OPERATING EXPENSES	86,940,386	53,190,711	37,399,182

INCOME FROM OPERATIONS	32,929,020	18,861,722	11,212,148
OTHER INCOME (EXPENSE)
Interest and other income	1,544,639	577,239	348,809
Floorplan interest expense	(3,239,722)	(3,812,724)	(3,293,901)
Subordinated debt interest expense	(20,917)	(1,551,563)	(1,679,774)
Debt retirement costs	—	(3,823,574)	—
Interest expense other	(708,221)	(928,402)	(498,971)

INCOME BEFORE INCOME TAXES	30,504,799	9,322,698	6,088,311
PROVISION FOR INCOME TAXES	(12,430,000)	(4,110,000)	(2,450,000)

NET INCOME	$18,074,799	$5,212,698	$3,638,311
ADJUSTMENTS TO INCOME:
Amortization of syndication fees	—	(51,311)	(21,185)
Unpaid accumulated preferred dividends	—	(87,791)	(102,376)

INCOME AVAILABLE TO COMMON STOCKHOLDERS	$18,074,799	$5,073,596	$3,514,750

EARNINGS PER SHARE—NOTE 1
EARNINGS PER SHARE—BASIC	$1.11	$0.90	$0.81
EARNINGS PER SHARE—DILUTED	$1.08	$0.67	$0.57
WEIGHTED AVERAGE SHARES—BASIC	16,291,071	5,607,473	4,344,753
WEIGHTED AVERAGE SHARES—DILUTED	16,778,873	8,246,176	6,906,772

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED JANUARY 31, 2009, 2008 AND 2007

	Common Stock
	Shares Outstanding	Amount	Additional Paid-In Capital	Retained Earnings	Total
BALANCE, JANUARY 31, 2006	4,340,852	$43	$343,757	$9,348,880	$9,692,680
Issuance of stock warrants	—	—	113,000	—	113,000
Stock-based compensation expense	3,901	—	58,107	—	58,107
Unpaid accumulated dividends	—	—	—	(102,376)	(102,376)
Amortization of syndication fees	—	—	—	(21,185)	(21,185)
Net income	—	—	—	3,638,311	3,638,311

BALANCE, JANUARY 31, 2007	4,344,753	43	514,864	12,863,630	13,378,537
Common stock issued in initial public offering	5,442,395	55	41,793,588	—	41,793,643
Issuance of shares for stock acquisition	235,294	2	1,999,997	—	1,999,999
Issuance of shares for conversion of debt/conversion of redeemable securities/exercise of warrants	3,339,792	33	13,729,791	—	13,729,824
Stock-based compensation expense	78,420	1	141,455	—	141,456
Unpaid accumulated dividends	—	—	—	(87,791)	(87,791)
Amortization of syndication fees	—	—	—	(51,311)	(51,311)
Net income	—	—	—	5,212,698	5,212,698

BALANCE, JANUARY 31, 2008	13,440,654	134	58,179,695	17,937,226	76,117,055
Common stock issued in follow-on offering	4,180,000	42	78,814,792	—	78,814,834
Common stock issued on grant of restricted stock and exercise of stock options and warrants	35,874	1	67,717	—	67,718
Stock-based compensation expense	—	—	692,466	—	692,466
Net income	—	—	—	18,074,799	18,074,799

BALANCE, JANUARY 31, 2009	17,656,528	$177	$137,754,670	$36,012,025	$173,766,872

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JANUARY 31, 2009, 2008 AND 2007

	2009	2008	2007
OPERATING ACTIVITIES
Net income	$18,074,799	$5,212,698	$3,638,311
Adjustments to reconcile net income to net cash from operations
Depreciation	4,361,465	2,388,119	1,648,551
Amortization	221,626	127,234	119,133
Debt retirement costs	—	2,406,554	—
Loss (gain) on sale of equipment	23,313	46,642	(26,207)
Deferred income taxes	967,950	(181,052)	74,000
Stock-based compensation expense	692,466	141,455	58,107
Other	(31,814)	811,689	—
Changes in assets and liabilities, net of purchase of equipment dealerships assets and assumption of liabilities
Receivables	7,339,619	(8,501,525)	(5,104,174)
Inventories	(34,841,721)	(3,165,080)	(285,688)
Prepaid expenses	(317,080)	(9,960)	(153,165)
Net change in other assets	(30,000)	23,326	(161,244)
Floorplan notes payable	5,380,419	(4,449,358)	7,832,820
Accounts payable	5,387,699	1,029,222	(1,472,855)
Other long-term liabilities	1,108,853	—	—
Customer deposits	(4,543,430)	14,701,188	593,944
Accrued expenses	1,879,601	3,506,948	(160,186)
Income taxes receivable	(1,458,307)	(1,628,281)	(95,932)

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,215,458	12,459,819	6,505,415

INVESTING ACTIVITIES
Purchase of U.S. treasury bills, net of sales	(44,993,869)	—	—
Property and equipment purchases	(7,228,174)	(6,287,571)	(1,987,258)
Net proceeds from sale of equipment	461,976	269,638	119,674
Payment for intangible asset	—	(216,819)	—
Purchase of equipment dealerships, net of cash purchased	(35,521,194)	(10,102,968)	(12,088,053)

NET CASH USED FOR INVESTING ACTIVITIES	(87,281,261)	(16,337,720)	(13,955,637)

FINANCING ACTIVITIES
Proceeds from initial public offering of common stock net of underwriting discount of $3,238,225 and other direct costs of $1,228,455	—	41,793,643	—
Proceeds from follow-on offering of common stock net of underwriting discount of $4,389,000 and other direct costs of $396,166	78,814,834	—	—
Proceeds from exercise of stock options and warrants	67,718	1,084,255	—
Net change in non-manufacturer floorplan payable	9,094,269	(704,989)	202,731
Dividends paid on redeemable securities	—	(441,028)	—
Proceeds from long-term debt borrowings and subordinated debentures	12,368,013	12,199,108	8,319,848
Principal payments on long-term debt and subordinated debentures	(19,034,237)	(14,492,142)	(2,082,696)
Net change in subordinated debt interest accrual	—	(330,441)	(202,081)
Proceeds from issuance of preferred stock and warrants	—	—	113,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	81,310,597	39,108,406	6,350,802

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,755,206)	35,230,505	(1,099,420)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	42,802,505	7,572,000	8,671,420

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$41,047,299	$42,802,505	$7,572,000

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

YEARS ENDED JANUARY 31, 2009, 2008 AND 2007

	2009	2008	2007
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period
Income taxes, net of refunds	$12,894,041	$5,348,894	$2,348,384

Interest	4,036,926	6,614,606	5,539,260

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends on preferred redeemable stock charged to retained earnings	$—	$87,791	$102,376

Purchase of property & equipment by issuance of long-term debt	979,156	1,327,583	872,308

Transfer of equipment from inventories to fixed assets	3,631,369	—	—

Issuance of shares for conversion of debt and conversion of redeemable securities	—	8,114,446	—

Acquisition of equipment dealership assets in exchange for cash and assumption of liabilities including purchase accounting adjustments on prior acquisitions
Accounts receivable	$(4,904,644)	$(2,638,702)	$(22,731)
Inventories	(42,594,296)	(32,329,975)	(17,047,973)
Property and equipment	(22,254,666)	(2,936,475)	(1,731,225)
Intangible asset	(250,000)	—	—
Other assets	(88,440)	(55,748)	—
Goodwill	(4,193,409)	(4,534,986)	(2,371,000)
Accounts payable	3,366,810	3,987,011	212,661
Floorplan notes payable	24,607,629	21,867,271	7,846,626
Customer deposits	392,264	—	—
Accrued expenses	290,313	343,217	506,041
Income taxes payable	1,099,585	176,336	123,548
Subordinated debentures and long-term debt	8,083,573	1,000,000	—
Deferred income taxes, net	271,050	592,586	396,000
Non-cash consideration	653,037	4,426,497	—

Cash paid for dealerships, net of cash purchased	$(35,521,194)	$(10,102,968)	$(12,088,053)

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

        Titan Machinery Inc. (the "Company") is engaged in the retail sale, service and rental of agricultural and industrial machinery through stores in North Dakota, South Dakota, Minnesota, Iowa, Nebraska, Montana and Wyoming.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Transportation Solutions, LLC. All significant accounts, transactions and profits between the consolidated companies have been eliminated in consolidation.

Concentrations of Credit Risk

        The Company's sales are to agricultural and construction equipment customers principally in southeastern and south-central North Dakota, eastern South Dakota, southwestern and west-central Minnesota, Iowa, eastern Nebraska, Montana and eastern Wyoming. The Company extends credit to its customers in the ordinary course of business and monitors its customers' financial condition to minimize its risks associated with trade receivables; however, the Company does not generally require collateral on trade receivables.

        The Company's cash balances are maintained in bank deposit accounts, which are in excess of federally insured limits.

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

        As of January 31, 2009 short-term marketable securities consist entirely of U.S. Treasury Bills. These investments are classified as held-to-maturity as the Company has both the positive intent and ability to hold to maturity. The investments are carried at amortized cost, which due to the short-term nature of the investments, approximates fair value.

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

        Finance receivables consist primarily of contracts in transit with manufacturers, manufacturer finance companies, or credit card companies. These receivables do not generally have established payment terms and are collected in relatively short time periods.

Inventories

        New and used machinery are stated at the lower of cost (specific identification) or market. All used inventory, including that which has been rented is subject to periodic lower of cost or market evaluation. Parts inventories are valued at the lower of average cost or market, and an estimate of parts inventories not expected to be sold in the next operating cycle has been reported separately. Work in process is valued at the billable rates of labor incurred and parts inventories used on service work in process at year end.

Property and Equipment

        Property and equipment is stated at cost. Depreciation is computed on a straight-line basis over the estimated useful life of each asset, as summarized below:

Buildings and leasehold improvements	10 - 40 years
Machinery and equipment	3 - 10 years
Furniture and fixtures	3 - 10 years
Vehicles	5 - 10 years
Rental fleet	5 years

        Depreciation for income tax reporting purposes is computed using accelerated methods.

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

Goodwill

        Goodwill represents the excess of costs over the fair value of the assets of businesses acquired. Goodwill acquired in business combinations is assigned to the specific reporting unit for which it is related and is not amortized, but is tested for impairment at least annually, or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit's carrying amount of

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

goodwill is greater than its fair value. As of January 31, 2009, the carrying value of the Company's goodwill was not considered impaired.

Intangible Assets

        The covenants not to compete are being amortized using the straight-line method over the lives of the related agreements, which range from five to ten years.

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

Income Taxes

        Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of receivables, inventory, property and equipment, intangible assets, stock-based compensation, and accrued expenses for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. The Company's policy is to recognize interest expense and penalties related to income tax matters within its provision for income taxes. The Company performs a comprehensive review of its portfolio of uncertain tax positions in accordance with the requirements and recognition standards established by Financial Interpretations No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (Issued 6/06) ("FIN 48"). Pursuant to FIN 48, an uncertain tax position represents the Company's expected treatment of a tax position taken, or expected to be taken, in a tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.

Earnings Per Share

        Basic earnings per share were computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the year. Accumulated preferred dividends and amortization of preferred stock syndication fees were subtracted from net income to arrive at income available to common stockholders.

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

        The components of basic earnings per share are as follows:

Basic—Earnings Per Share	2009	2008	2007
Net Income	$18,074,799	$5,212,698	$3,638,311
Less: Amortization of syndication fees	—	(51,311)	(21,185)
Less: Preferred stock dividends—unpaid	—	(87,791)	(102,376)

Income available to common stockholders	$18,074,799	$5,073,596	$3,514,750

Basic weighted-average shares outstanding	16,291,071	5,607,473	4,344,753

Basic—Earnings Per Share	$1.11	$0.90	$0.81

        The components of diluted earnings per share are as follows:

Diluted—Earnings Per Share	2009	2008	2007
Income available to common stockholders	$18,074,799	$5,073,596	$3,514,750
Plus: Income impact of assumed conversions
Amortization of syndication fees	—	51,311	21,185
Preferred stock dividends—unpaid	—	87,791	102,376
Interest on convertible debentures, net of tax effect	—	278,452	322,324

Income available to common stockholders plus assumed conversions	$18,074,799	$5,491,150	$3,960,635

Diluted weighted-average shares outstanding:
Basic weighted-average shares outstanding	16,291,071	5,607,473	4,344,753
Plus: Incremental shares from assumed conversions
Convertible debentures	—	1,863,976	2,006,667
Convertible preferred shares	—	542,902	466,673
Restricted stock	87,077	21,190	11,147
Warrants	109,139	152,657	65,377
Options	291,586	57,978	12,155

Diluted weighted-average shares outstanding	16,778,873	8,246,176	6,906,772

Diluted—Earnings Per Share	$1.08	$0.67	$0.57

        There were 133,500 and 275,000 options outstanding as of January 31, 2009 and 2008, respectively, that were not available to be included in the computation of diluted EPS because they were anti-dilutive. All options outstanding as of January 31, 2007 were used in the computation of diluted EPS for fiscal year 2007.

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

Advertising Costs

        Costs incurred for producing and distributing advertising are expensed as incurred. Advertising expense amounted to $2,272,875, $1,324,264, and $757,883, respectively, for the years ended January 31, 2009, 2008 and 2007.

Stock-Based Compensation

        The Company accounts for stock-based compensation in accordance with the provisions of the Financial Accounting Standards Board (FASB) Statement No. 123 (Revised), Share-Based Payments. This standard requires that stock-based compensation, which includes stock options and restricted stock, be accounted for at the fair value of the applicable equity instrument.

Business Combinations

        The Company accounted for business combinations in accordance with the provisions of FASB Statement No. 141, Business Combinations. This accounting standard allows the acquirer up to one year to finalize the purchase price allocation. During this one-year period the Company's accounting for the business combination transaction may be based on estimates due to various unknown factors present at the date of acquisition.

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements

        In September 2008, the Financial Accounting Standards Board ("FASB") issued FSP FAS 133-1 and FIN 45-4 Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. This pronouncement amends FAS 133 to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This pronouncement also amends FASB Interpretation No. 45 to require additional disclosure about the current status of the payment/performance risk of a guarantee. Further, this pronouncement clarifies the FASB's intent about the effective date of FAS No. 161. The provisions of this pronouncement that amend FAS 133 and FIN 45 are effective for reporting periods (annual or interim) ending after November 15, 2008. The clarification of the effective date of FAS No. 161 is effective upon issuance of this FSP. The adoption of this accounting pronouncement did not have an impact on the Company's consolidated financial statements.

        In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements ("SFAS 157"). This standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This standard applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. The Company adopted SFAS 157 effective February 1, 2008. The adoption of SFAS 157 for financial assets and liabilities held by the Company did not have a material effect on the Company's financial statements or notes thereto.

        In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 ("FSP FAS 157-2"), which permits a one year deferral of the application of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company will adopt SFAS 157 for non-financial assets and non-financial liabilities on February 1, 2009 and does not expect the provisions to have a material effect on its results of operations, financial position or cash flows.

        In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active ("FSP FAS 157-3"), which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective upon issuance. Its adoption did not have a material effect on the Company's consolidated financial statements.

        In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company has elected not to apply the fair value option to the specified financial assets and liabilities, and accordingly, the adoption of SFAS No. 159 had no financial statement impact.

        In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R provides additional guidance on improving the relevance, representational faithfulness, and comparability of the financial information that a reporting entity provides in its

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

financial reports about a business combination and its effects. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted SFAS 141R effective February 1, 2009. Based on the Company's typical business combination transactions, the Company does not expect the adoption of SFAS 141R to have a material impact on the accounting for future acquisitions.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements ("SFAS 160"). SFAS 160 applies to all entities that prepare consolidated financial statements and have an outstanding noncontrolling interest in one or more subsidiaries. SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted SFAS 160 effective as of February 1, 2009 and does not expect the provisions to have a material effect on the consolidated financial statements.

        On December 21, 2007 the SEC staff issued Staff Accounting Bulletin No. 110 ("SAB 110"), which, effective January 1, 2008, amends and replaces SAB 107, Share-Based Payment. SAB 110 expresses the views of the SEC staff regarding the use of a "simplified" method in developing the expected life assumption in accordance with FASB Statement No. 123(R), Share-Based Payment. The use of the "simplified" method was scheduled to expire on December 31, 2007. SAB 110 extends the use of the "simplified" method in certain situations. The SEC staff does not expect the "simplified" method to be used when sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available. The Company plans to track and capture employee exercise behavior in the future as a basis for our valuation assumptions. The Company currently uses simplified estimates due to the limited number of options exercised.

NOTE 2—RECEIVABLES

	January 31, 2009	January 31, 2008
Trade accounts	$7,666,229	$4,210,302
Finance receivables	7,261,832	14,525,122
Volume discounts	2,249,650	2,329,242
Warranty claims	1,766,188	1,054,263
Other	896,828	130,905

	$19,840,727	$22,249,834
Less allowance for doubtful accounts	(214,427)	(188,559)

	$19,626,300	$22,061,275

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—INVENTORIES

	January 31, 2009	January 31, 2008
New equipment	$132,502,037	$78,409,999
Used equipment	68,333,366	44,478,010
Parts, tires and attachments	37,313,669	20,462,680
Work in process	2,944,885	2,416,177

	$241,093,957	$145,766,866

        In addition to the above amounts, the Company has estimated that a portion of its parts inventory will not be sold in the next operating cycle. Accordingly, these balances have been classified as noncurrent assets.

NOTE 4—PROPERTY AND EQUIPMENT

	January 31, 2009	January 31, 2008
Rental fleet equipment	$22,474,134	$2,788,835
Machinery and equipment	9,129,194	5,597,550
Vehicles	13,309,531	8,538,463
Furniture and fixtures	6,224,056	3,557,362
Land, buildings, and leasehold improvements	5,964,594	3,506,882

	$57,101,509	$23,989,092
Less accumulated depreciation	(11,832,562)	(7,966,756)

	$45,268,947	$16,022,336

NOTE 5—INTANGIBLE ASSETS AND GOODWILL

        The following is a summary of non-goodwill intangibles as of January 31, 2009 and 2008:

	January 31, 2009	January 31, 2008
Covenants not to compete	$634,513	$759,330
Less accumulated amortization	(268,897)	(422,088)

	$365,616	$337,242

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—INTANGIBLE ASSETS AND GOODWILL (Continued)

        Future amortization expense is estimated as follows:

Years ending January 31,	Amount
2010	70,507
2011	67,507
2012	67,507
2013	64,857
2014	35,714
Thereafter	59,524

$365,616

        Changes in the carrying amount of goodwill during the years ended January 31, 2009 and 2008 are summarized as follows:

Amount
Balance, January 31, 2007	$3,736,147
Arising in completed business combinations	4,534,986
Impairment losses	—

Balance, January 31, 2008	8,271,133
Arising in completed business combinations	4,153,164
Adjustments to business combinations completed in prior year	40,245
Impairment losses	—

Balance, January 31, 2009	$12,464,542

NOTE 6—LINES OF CREDIT/FLOORPLAN NOTES PAYABLE

Operating Line of Credit

        The Company had no amount outstanding on the line of credit with Bremer Bank, N.A. ("Bremer Bank") at January 31, 2009 and 2008. The agreement provides for available borrowings of $25,000,000 and carries a variable interest rate of prime minus 0.25%, and has a maturity date of August 1, 2009. The agreement contains certain financial covenants which impose minimum levels of current ratio, debt service coverage, and inventory turnover ratio and a maximum level of debt to tangible net worth ratio. As of January 31, 2009, the Company was in compliance with all of these financial covenants and had $24,750,000 in available borrowings under this line of credit. The line is secured by substantially all assets of the Company.

        On August 1, 2008, Bremer Bank issued the Company a standby letter of credit in the amount of $250,000 to its insurance carrier for deductible retention. This reduced the amount of borrowings available on its line of credit by $250,000. This agreement expires on August 1, 2009.

Floorplan Lines of Credit

        The Company has floorplan lines of credit for equipment purchases totaling approximately $315,000,000 with various manufacturers and a bank, including a $300,000,000 Wholesale Floorplan

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—LINES OF CREDIT/FLOORPLAN NOTES PAYABLE (Continued)

Credit Facility with CNH Capital America LLC ("CNH"). The available borrowings under the CNH credit facility are reduced by outstanding floorplan notes payable, rental fleet financing and other acquisition-related financing arrangements with CNH. The interest rate for new borrowings under the CNH Capital floorplan line of credit is equal to the prime rate plus 0.3% per annum for most purposes, subject to any interest-free periods offered by CNH. The CNH Capital credit facility automatically renews on August 31 of each year through August 31, 2012, unless earlier terminated by either party. Under covenants of the CNH credit facility, the Company has agreed, among other things, to maintain various financial ratio levels and to submit certain financial information. As of January 31, 2009, the Company was in compliance with all floorplan financial covenants.

        Floorplan notes payable relating to these credit facilities totaled approximately $153,782,000 of the total floorplan notes payable balance of $166,481,408 outstanding as of January 31, 2009 and $98,543,886 of the total floorplan notes payable balance of $105,847,648 outstanding as of January 31, 2008. As of January 31, 2009, the Company had approximately $138,108,000 in available borrowings remaining under these lines of credit. These floorplan notes carried various interest rates primarily ranging from 3.25 to 9.25% as of January 31, 2009 and 6.2 to 9.5% as of January 31, 2008, and are secured by the related inventory. Repayment terms vary by individual notes, but generally payments are made from sales proceeds or rental revenue from the related inventories.

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—LONG-TERM DEBT

	January 31, 2009	January 31, 2008
Variable rate notes payable to CNH Capital America LLC (CNH), variable rates at prime to prime plus 1.6%, varying monthly installment payments maturing August 2012, secured by rental fleet equipment	$3,609,583	$1,952,440
Variable rate notes payable to CNH, variable rates at prime plus 0.3%, varying monthly installment payments maturing February 2014, secured by rental fleet equipment	11,438,661	—
Variable notes payable to CitiCapital Commercial Corp., interest rates of prime plus 0.25%, various monthly payments and various maturity dates through September 2011, secured by rental fleet equipment	688,672	—
Variable notes payable to First Interstate Bank, interest rates of prime plus 1%, varying monthly installments payments maturing in September 2009, available borrowings up to $2,500,000, secured by rental fleet equipment	851,025	—
Fixed rate notes payable to Ford Motor Credit and GMAC, (1.90% to 9.90%), due in monthly installments including interest and various maturity dates through September 2013, secured by vehicles	515,798	291,428
Fixed rate note to Avoca Implement and Greenfield Implement 10.0%, monthly payments of $18,920, matures January 2011, secured by equipment	601,090	759,080
Fixed rate note to Textron Financial, 7.09%, monthly payments of $4,969, matures January 2018, secured by a company asset	528,343	549,583
Fixed rate notes with various finance companies, interest rates of 6.99% to 9.82%, secured by vehicles	978,605	—
Non-interest bearing notes to CNH, in varying monthly installments, various maturity dates through February 2010, secured by parts	419,311	1,162,146
Variable rate notes payable to CNH, variable rates at prime to prime plus 2.5%, quarterly installment payments of $60,107 with a balloon payment due on December 31, 2009, secured by all assets of the Company	2,404,290	—
Other, variable interest rates at 2% - 8.12%, various maturity dates through January 2015, secured by equipment	397,762	—
Notes paid in full during the year ended January 31, 2009	—	14,021,958

	22,433,140	18,736,635
Less current maturities	(7,623,477)	(5,653,840)

	$14,809,663	$13,082,795

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—LONG-TERM DEBT (Continued)

        Long-term debt maturities are as follows:

2010	$7,623,477
2011	3,339,619
2012	3,278,105
2013	2,796,767
2014	2,681,997
Thereafter	2,713,175

$22,433,140

        Certain liabilities totaling $11,624,036 were included in long-term debt secured by rental fleet as the Company had the intent and ability to refinance the amounts due within the next twelve months on a long-term basis, in accordance with SFAS 6, Classification of Short-Term Obligations Expected to Be Refinanced. Subsequent to January 31, 2009 the Company refinanced these amounts with CNH Capital America LLC at a rate of prime plus 0.3% and payments over the next five years. Amounts due on or before January 31, 2010 are included in current maturities of long-term debt as of January 31, 2009.

NOTE 8—ACCRUED EXPENSES

	January 31, 2009	January 31, 2008
Interest	$23,288	$91,354
Compensation	6,844,173	5,253,561
Sales and payroll taxes	666,574	445,669
Health insurance claims liability	294,000	230,258
Other	479,721	117,000

	$8,307,756	$6,137,842

NOTE 9—SUBORDINATED DEBENTURES

        During the first quarter of fiscal 2009 the Company repaid all $1,300,000 subordinated debentures that were outstanding as of January 31, 2008.

        In conjunction with its initial public offering, in December 2007 the Company exchanged or converted all outstanding convertible subordinated debentures of $6,350,000 into 2,308,648 shares of common stock and retired $9,442,424 in subordinated debentures. As a result of these transactions, the Company recognized debt retirement costs of $3,823,574. The debt retirement costs consisted of $2,406,554 of conversion costs, $1,065,000 of repayment penalties and $352,020 of unamortized debt issuance costs.

NOTE 10—OPERATING LEASES AND RELATED PARTY TRANSACTIONS

        The Company leases buildings on 28 different operating lease agreements from Dealer Sites, LLC ("Dealer Sites"), an entity in which related parties own a minority position, with monthly rentals of $257,811 at January 31, 2009. Rent expense for these leases totaled $2,298,282, $1,823,032, and $940,988 for the years ended January 31, 2009, 2008 and 2007, respectively. One lease expires in

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—OPERATING LEASES AND RELATED PARTY TRANSACTIONS (Continued)

February 2010 and the other leases expire in December 2018. The leases provide that the lessee pay all property taxes, utilities, insurance and all expenses necessary for the general upkeep of the building.

        Prior to January 2009, the Company leased building space from Meyer Family Limited Partnership, an entity affiliated by common ownership, under three operating leases. The leases were on a month-to-month basis with rentals negotiated annually ($22,000 per month during fiscal 2009). The leases provided that the lessee pay all property taxes, utilities, insurance and all expenses necessary for the general upkeep of the buildings. The Company paid rent of $264,000, $264,000 and $304,100 under these leases during the years ended January 31, 2009, 2008 and 2007, respectively. These properties were owned by and leased from Dealer Sites as of January 31, 2009.

        The Company leased buildings on operating leases from Padre Partnership, Landco LLC, and C.I. Farm Power, Inc., companies also affiliated through common ownership. These leases had monthly rental payments of $8,000, $6,500 and $5,000, respectively. The lease with Padre Partnership was renewed during fiscal year 2009. This property was owned by and leased from Dealer Sites as of January 31, 2009. The lease with Landco LLC expired during fiscal year 2009. The lease with C.I. Farm Power, Inc. began in August 2008 and will expire in July 2011. The Company previously leased space from C.I. Farm Power, Inc. for $8,500 per month, which expired in August 2007. Rent expense for these leases totaled $171,500, $326,250 and $215,000 for the years ended January 31, 2009, 2008 and 2007, respectively.

        The Company also leases 38 additional buildings under operating lease agreements with unrelated parties. The leases expire at various dates through January 2024.

        The Company also leases office equipment under various operating lease agreements.

        Rent and lease expense under the leases noted above totaled $4,869,643, $3,232,097 and $2,167,998 during the years ended January 31, 2009, 2008 and 2007, respectively. Certain leases have fluctuating minimum lease payments. The Company recognizes lease expense on a straight-line basis over the expected term of the lease.

        Approximate minimum future lease payments are as follows:

Years ending January 31,	Amount
2010	6,334,554
2011	5,878,158
2012	5,540,377
2013	5,266,462
2014	5,187,485
Thereafter	26,923,260

$55,130,296

        During the fiscal year ended January 31, 2008 the Company paid Cherry Tree Securities, LLC, affiliated with Tony Christianson, a director, a fee of $125,000 related to successful completion of the initial public offering.

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—INCOME TAXES

        Net deferred tax assets and liabilities consist of the following components as of January 31, 2009 and 2008:

	2009	2008
Current deferred tax assets:
Inventory allowances	$803,000	$604,000
Other liabilities	336,000	279,000
Receivables	84,000	75,000
Stock based compensation	203,000	69,000

	$1,426,000	$1,027,000

Non-current deferred tax assets (liabilities):
Property and equipment	$(3,546,000)	$(1,801,000)
Intangibles	(117,000)	(64,000)
Other liabilities	160,000	—

	$(3,503,000)	$(1,865,000)

        The provision for income taxes charged to income for the years ended January 31, 2009, 2008 and 2007 consists of the following:

	2009	2008	2007
Currently payable
Federal	$9,202,000	$3,260,000	$1,949,000
State	2,260,000	760,000	427,000
Deferred	968,000	90,000	74,000

	$12,430,000	$4,110,000	$2,450,000

        The reconciliation of the statutory federal income tax rate to the Company's effective rate is as follows:

	2009	2008	2007
U.S. Statutory Rate	35.0%	35.0%	35.0%
State taxes on income net of federal tax benefit	5.2%	5.3%	4.6%
Unrecognized tax benefits	0.1%	4.5%	—%
All other, net	0.4%	(0.7)%	0.6%

	40.7%	44.1%	40.2%

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

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—INCOME TAXES (Continued)

Balance Sheet. A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

Balance at February 1, 2007	$—
Additions for tax positions related to current year	420,000
Additions/reductions for tax positions taken in prior years	—
Reductions for tax positions as a result of:
Settlements	—
Lapse of statute of limitations	—

Balance at January 31, 2008	$420,000

Additions for tax positions related to current year	—
Additions/reductions for tax positions taken in prior years	25,500
Reductions for tax positions as a result of:
Settlements	—
Lapse of statute of limitations	—

Balance at January 31, 2009	$445,500

        The Company is currently undergoing an audit by the Internal Revenue Service. The tax position is expected to be resolved during this audit, which we expect to complete during fiscal 2010. If recognized, the full $445,500 of unrecognized tax benefits would reduce the Company's effective tax rate. Accrued interest expense of $25,500 and $0 is included in the Consolidated Balance Sheets and Consolidated Statements of Operations as of and for the years ended January 31, 2009 and 2008, respectively. The Company files income tax returns in the U.S. federal jurisdiction and various states and is no longer subject to U.S. federal and state income tax examinations by tax authorities for fiscal years ending prior to January 31, 2006.

NOTE 12—CAPITAL STRUCTURE

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

Series A and B Preferred Stock

        Prior to conversion into common stock in December 2007, holders of Series A and Series B Preferred shares were entitled to annual dividends at the rate of $0.21 and $0.245 per share, respectively. In December 2007 a dividend was declared and all accumulated dividends were paid on Series A and Series B Preferred stock.

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—STOCK-BASED COMPENSATION AND STOCK WARRANTS

Stock Warrants

        The following table summarizes stock warrant activity for the year ended January 31, 2009:

	Number of Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding and exercisable at January 31, 2008	133,638	$3.46
Granted	—	—
Exercised	(10,561)	3.50
Forfeited	—	—

Outstanding and exercisable at January 31, 2009	123,077	$3.45	$824,421	3.3

        The aggregate intrinsic value of stock warrants exercised was $95,487 for the year ended January 31, 2009. There were no stock warrants exercised in the years ended January 31, 2008 and 2007.

        Stock warrants were valued using the Black-Scholes option pricing model. Assumptions used to value the warrants were similar to those used in valuing the stock options as described below. Warrants issued in conjunction with a debt offering were valued and classified as Additional Paid-In Capital in accordance with Accounting Principles Board No. 14 Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.

Stock Award Plans

        The Company implemented the 2005 Equity Incentive Plan, a stock-based compensation plan (the "Plan"), during the year ended January 31, 2006. In August 2007, the Plan was amended to increase the number of shares available under the Plan from 500,000 to 1,000,000 shares. The purpose of the Plan is to provide incentive compensation to participants for services that have been or will be performed for continuing as employees or members of the Board of Directors of the Company. Under the Plan, the Company may grant incentive stock options, non-qualified stock options and restricted stock for up to 1,000,000 shares of common stock under all forms of awards. The Company accounts for stock options and restricted stock using the fair value method under SFAS 123(R). Shares issued for stock-based awards may be either authorized but unissued shares, or shares of treasury stock acquired in the open market. The Company has 245,930 shares authorized and available for future equity awards under the Plan as of January 31, 2009.

        Compensation cost charged to operations under the equity incentive plan was $692,466, $141,455 and $58,107 for the years ended January 31, 2009, 2008 and 2007, respectively. The income tax benefit recognized from all stock-based compensation arrangements was $265,200, $50,800 and $22,700 for the years ended January 31, 2009, 2008 and 2007, respectively. The income tax benefit realized from all stock-based compensation arrangements was $138,008, $14,355 and $0 for the years ended January 31, 2009, 2008 and 2007, respectively.

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—STOCK-BASED COMPENSATION AND STOCK WARRANTS (Continued)

Stock Options

        The Company grants stock options as part of its long-term incentive compensation to employees and members of the Board of Directors of the Company. Stock options vest over a period of four to six years for employees and immediately for members of the Board of Directors and have contractual terms of five to ten years.

        The following table summarizes stock option activity for the year ended January 31, 2009:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 31, 2008	483,252	$7.43
Granted	186,000	19.46
Exercised	(6,667)	6.00
Forfeited	(16,665)	7.50

Outstanding at January 31, 2009	645,920	$10.91	$1,243,273

Options exercisable at January 31, 2009	134,089	$6.70	$462,242

        The aggregate intrinsic value of stock options exercised was $151,669 for the year ended January 31, 2009. There were no options exercised during the years ended January 31, 2008 and 2007. The weighted average grant date fair value of stock options granted was $8.41, $2.94 and $1.80 for the years ended January 31, 2009, 2008, and 2007, respectively.

        The fair value of each stock option granted is estimated using the Black-Scholes pricing model. The following assumptions were made in estimating fair value for stock options granted during the following fiscal years:

Assumption	2009	2008	2007
Dividend yield	0%	0%	0%
Risk-free interest rate	2.1 - 3.6%	3.6 - 4.9%	4.7%
Expected life of options	6.75 - 8 years	5 - 10 years	10 years
Expected volatility	34 - 42%	14 - 22%	14%

        Prior to the Company's initial public offering the expected volatility was based upon management's best estimate of the value of the shares based upon the Company's internal market. Due to the limited historical stock price data available since its initial public offering, the Company currently estimates its volatility using a blended rate based on quoted market prices of its stock and other similar companies determined by Company management. The expected life of options is estimated consistent with the "simplified" method identified in SAB 107, the use of which was extended by SAB 110. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of the options. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest. The Company recognizes the fair value of stock options as compensation expense ratably over the vesting period of the award.

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—STOCK-BASED COMPENSATION AND STOCK WARRANTS (Continued)

        The following is a summary of information related to options outstanding and exercisable at January 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$ 4.00 - 4.50	124,920	7.4	$4.46	61,586	7.4	$4.42
7.50 - 10.20	347,500	7.5	8.62	72,503	7.2	8.64
11.15 - 16.40	40,000	9.6	13.06	—	—	—
21.21 - 26.84	133,500	9.5	22.24	—	—	—

	645,920	8.0	10.91	134,089	7.3	6.70

        As of January 31, 2009 there was $2,225,200 of unrecognized compensation cost on non-vested stock options that is expected to be recognized over a weighted-average period of 4.3 years.

Restricted Stock

        The Company grants restricted stock awards in addition to stock options as part of its long-term incentive compensation to employees and members of the Board of Directors of the Company. The fair value of the restricted stock is determined based on the closing market price of our stock on the business day prior to the date of grant. The restricted stock vests over a period of three to six years for employees and over one year for members of the Board of Directors. The Company recognizes compensation expense ratably over the vesting period of the restricted stock.

        The following table summarizes restricted stock activity for the year ended January 31, 2009:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
Nonvested at January 31, 2008	76,506	$7.86	3.2
Granted	22,521	17.45
Forfeited	(3,059)	8.61
Vested	(4,215)	5.96

Nonvested at January 31, 2009	91,753	10.18	2.1

        The weighted average grant date fair value of restricted stock granted was $17.45, $8.48 and $3.46 during the years ended January 31, 2009, 2008 and 2007, respectively. The total fair value of restricted stock vested was $26,361, $6,682 and $5,017 during the years ended January 31, 2009, 2008 and 2007, respectively. As of January 31, 2009, there was $501,380 of unrecognized compensation cost on non-vested restricted stock that is expected to be recognized over a weighted-average period of 2.1 years.

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—EMPLOYEE BENEFIT PLANS

        The Company has a 401(k) profit-sharing plan for those full-time employees at least 19 years of age. The Company makes matching contributions of 50% of qualifying employee elective contributions to the plan. The Company's matching contributions to the plan of $1,154,184, $698,996, and $505,797 were charged to expense for the years ended January 31, 2009, 2008 and 2007, respectively. In addition, the Company may make a discretionary contribution to the plan as determined by the Board of Directors, with a maximum amount equal to the amount allowed under the Internal Revenue Service regulations. The Company did not make any discretionary contributions to the plan for the years ended January 31, 2009, 2008 and 2007.

NOTE 15—CONTINGENCIES

Guarantees of Customer Credit

        The Company may provide a guarantee to a third party who is financing a customer's purchase. The third party financing is secured by the equipment the customer has purchased; however, the Company may still be liable to the third party financer in certain circumstances. The Company's outstanding customer guarantees as of January 31, 2009, 2008 and 2007 were $1,950,000, $483,000 and $2,879,000, respectively. Management believes the contingent liability related to these guarantees is not material due to the security provided by the equipment and the Company's history with these arrangements.

NOTE 16—BUSINESS COMBINATIONS

        The Company continued to implement its strategy of consolidating dealerships in desired market areas. Below is a summary of the acquisitions completed for the years ended January 31, 2009, 2008 and 2007. In certain of the business combination transactions the Company recognized goodwill. Factors contributing to the recognition of goodwill include an evaluation of enterprise value, historical financial performance, estimated industry potential within the market and the market territory relationship to other existing and future planned Company locations. Pro forma results are not presented as the acquisitions are not considered material, individually or in aggregate, to the Company. The results of operations have been included in the Company's consolidated results of operations since the date of each respective business combination.

Fiscal 2009

Western Plains Machinery Co. and WP Rentals LLC

        On December 31, 2008, the Company acquired certain assets of WP Rentals LLC and 100% of the outstanding stock of Western Plains Machinery Co., and subsequently merged the acquired entity into the Company. WP Rentals LLC consisted of three construction equipment rental stores located in Billings and Belgrade, Montana and Cheyenne, Wyoming. Western Plains Machinery Co. consisted of six construction equipment stores in Billings, Great Falls, Missoula, and Kalispell, Montana and Casper and Gillette, Wyoming. These nine locations expand the number of Titan Machinery locations that offer construction equipment and are contiguous to existing markets in western South Dakota and North Dakota. The total consideration for the dealerships included cash payments of $7,000,000 and estimated future payments of $653,037 which the Company expects to pay in fiscal 2010. The Company expects the allocation of the purchase price to be finalized within one year of the acquisition date.

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—BUSINESS COMBINATIONS (Continued)

Anderson Power and Equipment, Inc.

        On December 22, 2008, the Company acquired 100% of the outstanding stock of Anderson Power and Equipment, Inc. The acquired entity consisted of an agricultural equipment store located in Thief River Falls, Minnesota and is contiguous to existing markets in Western Minnesota and Eastern North Dakota. The total cash purchase price for the dealership was $2,179,021. The Company expects the allocation of the purchase price to be finalized within one year of the acquisition date.

Pioneer Garage, Inc.

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

Wolf's Farm Equipment, Inc.

        On September 12, 2008, the Company acquired certain assets of Wolf's Farm Equipment, Inc. The dealership is located in Kintyre, North Dakota and is contiguous to existing markets. The total cash purchase price for the dealership was $585,885. The Company expects the allocation of the purchase price to be finalized within one year of the acquisition date.

Mid-Land Equipment Company, L.C.

        On May 28, 2008, the Company acquired certain assets of Mid-Land Equipment Company, L.C. The acquired entity consisted of six construction equipment stores located in Des Moines, Davenport, Clear Lake and Cedar Rapids, Iowa, and Omaha and Lincoln, Nebraska. These stores are contiguous to existing markets in South Dakota and overlay the existing agricultural locations in Iowa. The total cash purchase price for the dealership was $14,389,030. The Company expects the allocation of the purchase price to be finalized within one year of the acquisition date.

Quad County Implement, Inc.

        On May 1, 2008, the Company acquired 100% of the outstanding stock of Quad County Implement, Inc. and subsequently merged the acquired entity into our Company. The dealership is located in Blairstown, Iowa and is contiguous to existing markets. The acquisition increases the Company's market share in central Iowa. The total cash purchase price for the dealership was $2,000,000. The Company expects the allocation of the purchase price to be finalized within one year of the acquisition date.

Ceres Equipment, Inc.

        On February 1, 2008, the Company acquired certain assets of Ceres Equipment, Inc. The dealership is located in Roseau, Minnesota and is contiguous to existing markets. The acquisition increases the Company's market share in the northwest area of Minnesota. The total cash purchase price for the dealership was $3,940,380.

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—BUSINESS COMBINATIONS (Continued)

Fiscal 2008

Avoca Operations, Inc. and Greenfield Operations, Inc.

        On January 2, 2008, the Company acquired 100% of the outstanding stock of Avoca Operations, Inc. and Greenfield Operations, Inc. in a related transaction. The dealerships are located in Avoca and Greenfield, Iowa, and are contiguous to existing markets. The total cash purchase price was $3,784,164.

Reiten and Young International, Inc.

        On December 1, 2007, the Company acquired 100% of the outstanding stock of Reiten and Young International, Inc. The dealership is located in Grand Forks, North Dakota, and is contiguous to existing markets. The purchase price of the dealership was $1,999,999 in Company common stock.

Twin City Implement, Inc.

        On November 13, 2007, the Company acquired the assets of Twin City Implement, Inc. The dealership is located in Mandan, North Dakota and is contiguous to existing markets. The acquisition increases the Company's market share in the west/central part of North Dakota. The total cash purchase price was $1,891,291.

Red Power International, Inc.

        On August 1, 2007, the Company acquired Red Power International, Inc. The dealerships are located in Minnesota and contiguous to existing markets. The acquisition expands the Company's market share in the state. The Company acquired all of the common stock of Red Power International, Inc. in exchange for 323,533 shares of Series D convertible preferred stock issued by the Company and valued at $2,426,498. The Company's Series D convertible preferred stock was automatically converted into common stock of the Company in connection with the Company's initial public offering.

Aberdeen Equipment Co., Huron Equipment Co. and Redfield Equipment Co.

        On April 13, 2007, the Company acquired the assets of the related entities of Aberdeen Equipment Co., Huron Equipment Co. and Redfield Equipment Co. The dealerships are located in South Dakota and contiguous to existing markets. The acquisition expands the Company's market share in the state. The total cash purchase price was $4,095,864. Under the purchase agreement additional goodwill could be earned by the acquiree if certain profit goals are met for fiscal years 2009 - 2012.

Richland County Implement, Inc.

        The Company acquired the assets of Richland County Implement, Inc. in February 2007. The total cash purchase price was $1,030,713. Through the acquisition, the Company increased its market share in existing markets in the Wahpeton area and gained control of the New Holland dealership.

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—BUSINESS COMBINATIONS (Continued)

Fiscal 2007

Farm Power, Inc. of Minnesota and FPI Leasing

        On March 31, 2006, the Company acquired 100% of the outstanding stock of Farm Power, Inc. of Minnesota and its wholly owned subsidiary, Fergus International, Inc. In addition, as of the same date, the Company purchased the inventory of FPI Leasing, an entity related to Fargo Power Inc. of Minnesota through common ownership. The total cash purchase price for the dealership was $7,868,158.

Piorier Equipment Company, Inc & RAJ Equipment

        On June 15, 2006, the Company acquired the assets of Piorier Equipment Company, Inc and RAJ Equipment, its related entity. The total cash purchase price was $4,304,990.

        The allocations of the purchase prices in the above business combinations are presented in the following table:

	January 31, 2009	January 31, 2008	January 31, 2007
Cash	$53,892	$699,064	$85,095
Receivables	4,904,644	2,638,702	22,731
Inventories	42,594,296	32,329,975	17,047,973
Deferred income taxes	63,438	—	—
Property and equipment	22,254,666	2,936,475	1,731,225
Intangible assets	250,000	—	—
Other assets	88,440	55,748	—
Goodwill	4,193,409	4,534,987	2,371,000

	$74,402,785	$43,194,951	$21,258,024

Accounts payable	$3,366,810	$3,987,011	$212,661
Floorplan notes payable	24,607,629	21,867,271	7,846,626
Customer deposits	392,264	—	—
Accrued expenses	290,313	343,217	506,041
Income taxes payable	1,099,585	176,336	123,548
Long-term debt	8,083,573	1,000,000	—
Deferred income taxes	334,488	592,587	396,000

	$38,174,662	$27,966,422	$9,084,876

Non-cash consideration given	653,037	4,426,497	—
Cash consideration given	35,575,086	10,802,032	12,173,148

Total consideration given	$36,228,123	$15,228,529	$12,173,148

        Goodwill of $3,730,202, $3,100,000 and $0 recorded in the acquisition transactions during the years ended January 31, 2009, 2008 and 2007, respectively, is expected to be deductible for tax purposes.

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17—FAIR VALUE OF FINANCIAL INSTRUMENTS

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

        The carrying amount of cash, receivables, payables, short-term debt and other current liabilities approximates fair value because of the short maturity and/or frequent repricing of those instruments. Based upon current borrowing rates with similar maturities, the carrying value of the long-term debt approximates the fair value as of January 31, 2009 and 2008.

NOTE 18—SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

        The following reflects selected quarterly financial information for fiscal years 2009 and 2008.

	Revenue	Gross Profit	Net Income	Earnings per Share-Basic	Earnings per Share-Diluted
2009
First quarter	$152,581,912	$24,599,350	$3,387,127	$0.25	$0.24
Second quarter	134,905,496	25,428,801	3,332,491	0.20	0.19
Third quarter	213,960,167	37,346,156	8,184,901	0.47	0.45
Fourth quarter	188,989,533	32,495,099	3,170,280	0.18	0.18
2008
First quarter	$79,826,710	$12,818,769	$772,294	$0.17	$0.12
Second quarter	85,811,868	15,342,058	1,456,502	0.33	0.22
Third quarter	132,171,288	20,384,136	2,714,347	0.62	0.36
Fourth quarter	135,161,345	23,507,470	269,555	0.02	0.02

NOTE 19—SUBSEQUENT EVENTS

        In March 2009, the Company entered into a Purchase Agreement to acquire all the outstanding shares of Winger Implement, Inc. The agriculture equipment dealership is located in Winger, Minnesota. The Company expects the closing date to be May 1, 2009. The acquisition would expand the Company's presence in market areas contiguous to existing dealerships.

Schedule II—Valuation and Qualifying Accounts and Reserves

Titan Machinery Inc.

Classification	Beginning Balance	Additions Charged to Expenses	Deductions for Write-offs	Ending Balance
Valuation reserve deduction from receivables:
Year ended January 31, 2009	$188,559	$273,886	$(248,018)	$214,427
Year ended January 31, 2008	35,792	367,248	(214,481)	188,559
Year ended January 31, 2007	34,116	46,359	(44,683)	35,792

Classification	Beginning Balance	Additions Charged to Cost of Revenue	Deductions for Write-offs	Ending Balance
Valuation reserve deduction from inventory:
Year ended January 31, 2009	$626,656	$(12,751)	$—	$613,905
Year ended January 31, 2008	143,300	483,356	—	626,656
Year ended January 31, 2007	161,600	(18,300)	—	143,300

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures.    After evaluating the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 the ("Exchange Act") as of the end of the period covered by this annual report, our Chief Executive Officer and Chief Financial Officer, with the participation of the Company's management, have concluded that the Company's disclosure controls and procedures are effective to ensure that information that is required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities Exchange Commission. Our Chief Executive Officer and Chief Financial Officer, with the participation of the Company's management, have also concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

(b)
Changes in internal controls.    There has not been any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the Securities and Exchange Commission under the Exchange Act) during its most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

  Management's Report on Internal Control Over Financial Reporting

  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation management has concluded that our internal control over financial reporting was effective as of January 31, 2009.

  Eide Bailly LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited our internal control over financial reporting as of January 31, 2009, as stated in their attestation report included in Part IV, Item 15 of this Annual Report on Form 10-K.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Other than the information included in Part I of this Form 10-K under the heading "Executive Officers of the Registrant," the information required by Item 10 is incorporated by reference to the sections labeled "Election of Directors," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance," all of which appear in our definitive proxy statement for our 2009 Annual Meeting.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated herein by reference to the sections entitled "Executive Compensation," "Non-Employee Director Compensation," "Compensation Committee," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report," all of which appear in our definitive proxy statement for our 2009 Annual Meeting.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 is incorporated herein by reference to the sections entitled "Principal Stockholders and Management Stockholdings" and "Equity Compensation Plan Information," which appear in our definitive proxy statement for our 2009 Annual Meeting.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Item 13 is incorporated herein by reference to the sections entitled "Corporate Governance—Independence" and "Certain Relationships and Related Party Transactions," which appear in our definitive proxy statement for our 2009 Annual Meeting.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by Item 14 is incorporated herein by reference to the section entitled "Fees of the Independent Registered Public Accounting Firm," which appears in our definitive proxy statement for our 2009 Annual Meeting.

 PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
Documents filed as part of this report.

(1)
Financial Statements.    The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

    Report of Eide Bailly LLP on Consolidated Financial Statements and Financial Statement Schedule as of January 31, 2009 and 2008 and for each of the three years in the period ended January 31, 2009

    Report of Eide Bailly LLP on Internal Control Over Financial Reporting as of January 31, 2009

    Consolidated Balance Sheets as of January 31, 2009 and 2008

    Consolidated Statements of Operations for each of the three years in the period ended January 31, 2009

    Consolidated Statements of Stockholders' Equity for each of the three years in the period ended January 31, 2009

    Consolidated Statements of Cash Flows for each of the three years in the period ended January 31, 2009

    Notes to Consolidated Financial Statements

  (2)
  Financial Statement Schedules.    The following consolidated financial statement schedule is included in Item 8:

    Schedule II—Valuation and Qualifying Accounts and Reserves

    All other financial statement schedules have been omitted, because they are not applicable, are not required, or the information is included in the Financial Statements or Notes thereto

  (3)
  Exhibits.    See the Exhibit Index to our Form 10-K immediately following the signature page of this Annual Report on Form 10-K

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2009

TITAN MACHINERY INC.
By	/s/ DAVID J. MEYER David J. Meyer, Chairman and Chief Executive Officer	By	/s/ PETER J. CHRISTIANSON Peter J. Christianson, President and Chief Financial Officer

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

Signatures	Title	Date

/s/ DAVID J. MEYER David Meyer	Chairman and Chief Executive Officer (principal executive officer)	April 15, 2009
/s/ PETER J. CHRISTIANSON Peter J. Christianson	President and Chief Financial Officer, Director (principal financial and accounting officer)	April 15, 2009
/s/ GORDON PAUL ANDERSON Gordon Paul Anderson	Director	April 15, 2009
/s/ TONY CHRISTIANSON Tony Christianson	Director	April 15, 2009

Signatures	Title	Date

/s/ JAMES WILLIAMS James Williams	Director	April 15, 2009
/s/ JAMES IRWIN James Irwin	Director	April 15, 2009
/s/ JOHN BODE John Bode	Director	April 15, 2009

EXHIBIT INDEX
TITAN MACHINERY INC.
FORM 10-K

No.		Description
3.1		Certificate of Incorporation of the registrant(b)
3.2	*	Bylaws of the registrant, as amended
4.1		Specimen Certificate representing shares of common stock of Titan Machinery Inc.(c)
4.2		Common Stock Purchase Warrant, dated April 7, 2003, in favor of Cherry Tree Securities, LLC(b)
4.3		Common Stock Purchase Warrant, dated August 1, 2004, in favor of Cherry Tree Securities, LLC(b)
4.4		Form of Director Warrant.**(c)
10.1		2005 Equity Incentive Plan**(a)
10.2		Employment Agreement, dated November 16, 2007, between David Meyer and the registrant**(b)
10.3		Employment Agreement, dated November 16, 2007, between Peter Christianson and the registrant**(b)
10.4		Non-employee Director Compensation Policy**(c)
10.5		Agricultural Equipment Sales & Service Agreement, dated December 31, 2002, between Case, LLC and the registrant(a)
10.6		Construction Equipment Sales & Service Agreement, dated effective April 8, 2003, between Case, LLC and the registrant(a)
10.7		Dealer Agreement, dated April 14, 2003, between New Holland North America, Inc. and the registrant, as amended December 27, 2005 and December 9, 2006(a)
10.8		Construction Equipment Sales & Service Agreement, dated effective June 15, 2006, between CNH America, LLC and the registrant(a)
10.9		Dealer Agreement, effective February 20, 2007, between CNH America LLC and the registrant(a)
10.10		Dealer Agreement, dated effective June 22, 2006, between CNH America LLC and the registrant(a)
10.11		Dealer Agreements, dated effective April 1, 2006, between CNH America and the registrant(a)
10.12		Dealer Agreement, dated April 1, 2005, between CNH America LLC and the registrant(a)
10.13		Dealer Agreement, dated effective January 1, 2000 between New Holland North America, Inc. and the registrant(a)
10.14		Dealer Security Agreements between New Holland North America, Inc. and the registrant(a)
10.15		Dealer Security Agreements between CNH America LLC and the registrant(a)
10.16		Lease by and between Rocking Horse Farm, LLC and the registrant, dated August 2, 2004, and Addendum No. 1 thereto dated September 13, 2005(a)

No.	Description
10.17	Wholesale Floor Plan Credit Facility and Security Agreement, dated as of February 21, 2006, between CNH Capital America LLC and the registrant(a)
10.18
Agreement for Wholesale Financing, dated June 29, 2004, between GE Commercial Distribution Finance Corporation and the registrant (and amendments dated January 24, 2007, November 7, 2005, June 29, 2004)(a)
10.19	Loan Agreement, dated August 7, 2007, between Bremer Bank, N.A. and the registrant(a)
10.20	Shareholder Rights Agreement, dated April 7, 2003, by and between the registrant and the individuals listed on Schedule A(a)
10.21	Amendment No. 1 to Shareholder Rights Agreement, dated January 31, 2006, by and between the registrant and the individuals listed on Schedule A(a)
10.22	Form of Incentive Stock Option Agreement under the 2005 Equity Incentive Plan**(a)
10.23	Form of Non-Qualified Stock Option Agreement under the 2005 Equity Incentive Plan**(a)
10.24	Form of Restricted Stock Agreement under the 2005 Equity Incentive Plan**(a)
10.25	Amended and Restated Wholesale Floorplan Credit Facility and Security Agreement, dated November 13, 2007, between CNH Capital America LLC and the registrant(b)
10.26	Consent and Agreement, dated November 13, 2007, between CNH Capital America LLC and the registrant(b)
10.27	Amendment to Case IH Agricultural Equipment Sales and Service Agreement, dated November 14, 2007, between CNH America LLC and Red Power International, Inc.(b)
10.28	Amendment to Case IH Agricultural Equipment Sales and Service Agreements, dated November 14, 2007, between CNH America LLC and the registrant(b)
10.29	Amendment to Case Construction Equipment Sales and Service Agreements, dated November 14, 2007, between CNH America LLC and the registrant(b)
10.30	Amendment to Kobelco Construction Machinery America LLC Dealer Agreement, dated November 14, 2007, between Kobelco Construction Machinery America LLC and the registrant(b)
10.31	Amendment to CNH America LLC Dealer Agreement for New Holland Construction Products, dated November 14, 2007, between CNH America LLC and the registrant(b)
10.32	Amendment to CNH America LLC Dealer Agreement for New Holland Agricultural Equipment, dated November 14, 2007, between CNH America LLC and the registrant(b)
10.33
Recapitalization Agreement, dated effective August 16, 2007, among the registrant, David J. Meyer, C.I. Farm Power, Inc., Peter Christianson, Adam Smith Growth Partners, L.P., Adam Smith Companies, LLC, Tony J. Christianson, Adam Smith Activist Fund, LLC, David Christianson and Earl Christianson(b)
10.34	Form of Director and Officer Indemnification Agreement(b)
10.35	Agreement, dated July 17, 2007, between Cherry Tree Securities, LLC and the registrant(b)
10.36	Amendment to Loan Documents dated December 4, 2007 between the registrant and Bremer Bank, N.A.(d)

No.		Description
10.37		Titan Machinery Inc. Fiscal 2009 Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2007).**
10.38		Titan Machinery Inc. Executive Bonus Plan (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2007).**
10.39	*	Compensation Arrangements for Executive Officers**
21		Subsidiaries of the Registrant: Transportation Solutions, LLC, a North Dakota limited liability company
23.1	*	Consent of Eide Bailly, LLP
24.1		Power of Attorney (Included on Page 83)
31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith

**
Indicates management contract or compensatory plan or arrangement.

(a)
Incorporated herein by reference to the cited exhibit in Amendment No. 2 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on October 10, 2007.

(b)
Incorporated herein by reference to the cited exhibit in Amendment No. 5 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on November 27, 2007.

(c)
Incorporated herein by reference to the cited exhibit in Amendment No. 6 to Registration Statement Form S-1, Reg. No. 333-145526, filed with the Commission on December 3, 2007.

(d)
Incorporated herein by reference to the cited exhibit in Amendment N0. 7 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on December 5, 2007.