Form 10-Q
period 2009-04-30
Titan Machinery Inc.
filed 2009-06-09
CIK 1409171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

Commission File No. 000-33866

TITAN MACHINERY INC.

(Exact name of registrant as specified in its charter)

Delaware	No. 45-0357838
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

4876 Rocking Horse Circle
Fargo, ND 58104-6049

(Address of Principal Executive Offices)

Registrant’s telephone number (701) 356-0130

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐  NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

The number of shares outstanding of the registrant’s common stock as of June 1, 2009 was: Common Stock, $0.00001 par value, 17,729,021 shares.

TITAN MACHINERY INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. — FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

TITAN MACHINERY INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	April 30,	January 31,
	2009	2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$78,714	$41,047
U.S. treasury bills	—	44,994
Total cash, cash equivalents and U.S. treasury bills	78,714	86,041

Receivables, net	21,695	19,627
Inventories	290,832	241,094
Prepaid expenses	485	532
Income taxes receivable	900	1,433
Deferred income taxes	1,753	1,426

Total current assets	394,379	350,153

INTANGIBLES AND OTHER ASSETS
Parts inventory in excess of amounts expected to be sold currently	1,609	1,509
Goodwill	12,253	12,464
Intangible assets, net of accumulated amortization	346	366
Other	498	487
	14,706	14,826
PROPERTY AND EQUIPMENT, net of accumulated depreciation	44,072	45,269

	$453,157	$410,248

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$15,887	$18,652
Floorplan notes payable	203,593	166,481
Current maturities of long-term debt	7,620	7,623
Customer deposits	15,483	15,158
Accrued expenses	7,397	8,308

Total current liabilities	249,980	216,222

LONG-TERM LIABILITIES
Long-term debt, less current maturities	19,403	14,810
Deferred income taxes	3,837	3,503
Other long-term liabilities	4,186	1,946
	27,426	20,259

STOCKHOLDERS’ EQUITY
Common stock, par value $.00001 per share, authorized - 25,000 shares; issued and outstanding - 17,688 at April 30, 2009 and 17,657 at January 31, 2009	—	—
Additional paid-in-capital	137,949	137,755
Retained earnings	37,802	36,012
	175,751	173,767

	$453,157	$410,248

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended
	April 30,
	2009	2008

REVENUE
Equipment	$124,865	$120,914
Parts	26,398	21,504
Service	12,542	8,944
Other, including trucking and rental	2,496	1,220
TOTAL REVENUE	166,301	152,582

COST OF REVENUE
Equipment	112,300	107,918
Parts	18,537	15,794
Service	4,600	3,418
Other, including trucking and rental	2,348	853
TOTAL COST OF REVENUE	137,785	127,983

GROSS PROFIT	28,516	24,599

OPERATING EXPENSES	24,705	18,182

INCOME FROM OPERATIONS	3,811	6,417

OTHER INCOME (EXPENSE)
Interest and other income	211	311
Floorplan interest expense	(731)	(722)
Interest expense other	(263)	(313)

INCOME BEFORE INCOME TAXES	3,028	5,693

PROVISION FOR INCOME TAXES	(1,238)	(2,306)

NET INCOME	$1,790	$3,387

EARNINGS PER SHARE - NOTE 1

EARNINGS PER SHARE - BASIC	$0.10	$0.25
EARNINGS PER SHARE - DILUTED	$0.10	$0.24

WEIGHTED AVERAGE SHARES - BASIC	17,571	13,449
WEIGHTED AVERAGE SHARES - DILUTED	17,860	13,855

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended April 30,
	2009	2008

OPERATING ACTIVITIES
Net income	$1,790	$3,387
Adjustments to reconcile net income to net cash from operations
Depreciation and amortization	1,910	854
Deferred income taxes	55	(9)
Stock based compensation expense	194	137
Other	(10)	(35)
Changes in assets and liabilities, net of purchase of equipment dealerships assets and assumption of liabilities
Receivables and prepaid expenses	(2,079)	(6,235)
Inventories	(24,246)	(1,532)
Floorplan notes payable	1,330	783
Accounts payable, customer deposits, accrued expenses and other long-term liabilities	(827)	10,799
Income taxes	533	2,314

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	(21,350)	10,463

INVESTING ACTIVITIES
Sales of U.S. treasury bills, net of purchases	44,994	—
Property and equipment purchases	(2,880)	(1,384)
Net proceeds from sale of equipment	291	157
Purchase of equipment dealerships, net of cash purchased	—	(3,940)

NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	42,405	(5,167)

FINANCING ACTIVITIES
Net change in non-manufacturer floorplan payable	13,447	(79)
Proceeds from long-term debt borrowings	4,629	58
Principal payments on long-term debt and subordinated debentures	(1,464)	(6,109)

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	16,612	(6,130)

NET CHANGE IN CASH AND CASH EQUIVALENTS	37,667	(834)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	41,047	42,803

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$78,714	$41,969

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period
Income taxes, net of refunds	$646	$—
Interest	$996	$1,054

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) – Page 2

(in thousands)

	Three Months Ended April 30,
	2009	2008

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchased with long-term debt	$1,425	$—
Transfer of equipment from fixed assets to inventories	$3,355	$—
Acquisition of equipment dealership assets in exchange for cash and assumption of liabilities including purchase accounting adjustments on prior acquisitions
Receivables	$58	$—
Inventories	98	(3,433)
Property and equipment	—	(473)
Goodwill	211	(207)
Accounts payable, customer deposits and accrued expenses	(319)	173
Income taxes payable	(48)	—
Cash paid for dealerships and adjustments on prior acquisitions	$—	$(3,940)

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 -       BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 30, 2009 are not necessarily indicative of the results that may be expected for the year ending January 31, 2010. The information contained in the balance sheet as of January 31, 2009 was derived from the Company’s audited financial statements for the year then ended. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended January 31, 2009 as filed with the SEC.

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

Recently Issued Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company will adopt SFAS 165 for the interim period ending July 30, 2009. Its adoption is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which permits a one year deferral of the application of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS 157 for non-financial assets and non-financial liabilities on February 1, 2009. Its adoption did not have a material effect on the Company’s results of operations, financial position or cash flows.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 applies to all entities that prepare consolidated financial statements and have an outstanding noncontrolling interest in one or more subsidiaries. SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted SFAS 160 effective as of February 1, 2009. Its adoption did not have a material effect on the Company’s consolidated financial statements.

Earnings Per Share

The following table sets forth the denominator for the computation of basic and diluted earnings per share:

	Three Months Ended April 30,
(in thousands)	2009	2008

Basic weighted-average shares outstanding	17,571	13,449
Plus: Incremental shares from assumed conversions
Restricted Stock	97	85
Warrants	80	110
Stock Options	112	211
Diluted weighted-average shares outstanding	17,860	13,855

There were 191,000 stock options outstanding as of April 30, 2009 that were available to be included in the computation of diluted earnings per share because they were anti-dilutive. All stock options outstanding as of April 30, 2008 were used in the computation of diluted earnings per share.

NOTE 2 -       INVENTORIES

	April 30,	January 31,
	2009	2009
	(in thousands)
New equipment	$171,265	$132,502
Used equipment	77,009	68,333
Parts, tires and attachments	39,227	37,314
Work in process	3,331	2,945

	$290,832	$241,094

In addition to the above amounts, the Company has estimated that a portion of its parts inventory will not be sold in the next operating cycle. Accordingly, these balances have been classified as noncurrent assets.

NOTE 3 -       LINES OF CREDIT/FLOORPLAN NOTES PAYABLE

Operating Line of Credit

The Company had no amount outstanding on the line of credit with Bremer Bank National Association (“Bremer Bank”) at April 30, 2009 and January 31, 2009. The agreement provides for available borrowings of $25,000,000 and carries a variable interest rate of prime minus .25%, and has a maturity date of August 1, 2009. The agreement contains certain financial covenants which impose minimum levels of current ratio, debt service coverage, and inventory turnover ratio and a maximum level of debt to tangible net worth ratio. As of April 30, 2009, the Company was in compliance with all of these financial covenants and had $24,750,000 in available borrowings under this line of credit. The line is secured by substantially all assets of the Company.

On August 1, 2008, Bremer Bank issued the Company a standby letter of credit in the amount of $250,000 to our insurance carrier for deductible retention. This reduced the amount of borrowings available on its line of credit by $250,000. This agreement expires on August 1, 2009.

Floorplan Lines of Credit

The Company has floorplan lines of credit for equipment purchases totaling approximately $321,000,000 with various manufacturers and a bank, including a $300,000,000 Wholesale Floorplan Credit Facility with CNH Capital America LLC (“CNH”). The available borrowings under the CNH credit facility are reduced by outstanding floorplan notes payable, rental fleet financing and other acquisition-related financing arrangements with CNH. The interest rate for new borrowings under the CNH Capital floorplan line of credit is equal to the prime rate plus 0.3% per annum for most purposes, subject to any interest-free periods offered by CNH. The CNH Capital credit facility automatically renews on August 31 of each year through August 31, 2012, unless earlier terminated by either party. Under covenants of the CNH credit facility, the Company has agreed, among other things, to maintain various financial ratio levels and to submit certain financial information. As of April 30, 2009, the Company was in compliance with all floorplan financial covenants.

Floorplan notes payable relating to these credit facilities totaled approximately $180,207,000 of the total floorplan notes payable balance of $203,593,000 outstanding as of April 30, 2009 and $153,782,000 of the total floorplan notes payable balance of $166,481,000 outstanding as of January 31, 2009. As of April 30, 2009, the Company had approximately $115,320,000 in available borrowings remaining under these lines of credit. These floorplan notes carried various interest rates primarily ranging from 3.25 to 9.25% as of April 30, 2009 and January 31, 2009, and are secured by the related inventory. Repayment terms vary by individual notes, but generally payments are made from sales proceeds or rental revenue from the related inventories.

NOTE 4 -       STOCK WARRANTS, STOCK OPTIONS AND RESTRICTED STOCK

Common Stock Warrants

The following table summarizes stock warrant activity for the three months ended April 30, 2009:

(number of warrants and aggregate intrinsic value in thousands)

Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Warrants	Price	Value	Life (Years)

Outstanding and exercisable at January 31, 2009	123	$3.45
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding and exercisable at April 30, 2009	123	$3.45	$822	3.0

Stock Options

The following table summarizes stock option activity for the three months ended April 30, 2009:

(number of options and aggregate intrinsic value in thousands)

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Options	Price	Value	Life (Years)

Outstanding at January 31, 2009	646	$10.91
Granted	5	11.16
Exercised	—	—
Forfeited	—	—
Outstanding at April 30, 2009	651	$10.91	$1,234	7.8

Options exercisable at April 30, 2009	146	$6.66	$516	7.0

Restricted Stock

The following table summarizes restricted stock activity for the three months ended April 30, 2009:

(number of restricted shares in thousands)

			Weighted
		Weighted	Average
		Average	Remaining
		Grant Date	Contractual
	Shares	Fair Value	Term
Nonvested at January 31, 2009	92	$10.18	2.1
Granted	13	10.05
Forfeited	(1)	11.93
Vested	(7)	15.99
Nonvested at April 30, 2009	97	9.75	2.1

The weighted average grant date fair value of restricted stock granted was $10.05 and $17.48 for the three months ended April 30, 2009 and 2008, respectively. The total fair value of restricted stock vested was $103,434 for the three months ended April 30, 2009. No restricted stock vested during the three months ended April 30, 2008. As of April 30, 2009, there was approximately $606,000 of unrecognized compensation cost on non-vested restricted stock that is expected to be recognized over a weighted-average period of 2.1 years.

NOTE 5 -      SUBSEQUENT EVENTS

On May 1, 2009, the Company acquired 100% of the outstanding stock of Winger Implement, Inc. for approximately $1.5 million. The dealership is located in Winger, Minnesota.  The acquisition expands the Company’s presence in the Red River Valley.

On May 1, 2009, the Company opened a new Case Construction Equipment dealership in Minot, North Dakota. The new location expands the Company’s presence into the Bakken Formation area of North Dakota.

On May 28, 2009, the Company acquired certain assets of Arthur Mercantile, Co. for approximately $0.8 million. The dealership is located in Arthur, North Dakota. The acquisition expands the Company’s presence in the Red River Valley. James L. Williams, Arthur Mercantile, Co.’s President and Treasurer, is a Titan Machinery director.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim consolidated financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended January 31, 2009.

Critical Accounting Policies

There have been no material changes in our Critical Accounting Policies, as disclosed in our Annual Report on Form 10-K for the year ended January 31, 2009.

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

Our net income was $1.8 million, or $0.10 per diluted share, in the quarter ended April 30, 2009, compared to $3.4 million, or $0.24 per diluted share, in the quarter ended April 30, 2008. Significant factors impacting the quarter were:

•                  Revenue growth due to acquisitions, offset by declines in same-store sales;

•                  Increase in gross profits primarily due to a change in sales mix to higher-margin parts and service after-product sales support;

•                  Increase in operating expenses primarily due to acquisitions; and

•                  Significantly higher diluted weighted average shares resulting from our follow-on offering in May 2008, which negatively impacts earnings per share comparisons to the prior year.

Results of Operations

Comparative financial data for each of our four sources of revenue are expressed below. The results for these periods include the operating results of the acquisitions made during these periods. The period-to-period comparisons included below are not necessarily indicative of future results:

	Three Months Ended April 30,
			Percent
	2009	2008	Change
	(dollars in thousands)
Equipment
Revenue	$124,865	$120,914	3.3%
Cost of revenue	112,300	107,918	4.1%
Gross profit	$12,565	$12,996	(3.3)%

Parts
Revenue	$26,398	$21,504	22.8%
Cost of revenue	18,537	15,794	17.4%
Gross profit	$7,861	$5,710	37.7%

Service
Revenue	$12,542	$8,944	40.2%
Cost of revenue	4,600	3,418	34.6%
Gross profit	$7,942	$5,526	43.7%

Other, including trucking and rental
Revenue	$2,496	$1,220	104.6%
Cost of revenue	2,348	853	175.3%
Gross profit	$148	$367	(59.7)%

The following table sets forth our statements of operations data expressed as a percentage of net revenue for the periods indicated:

	Three Months Ended April 30,
	2009	2008

Revenue
Equipment	75.1%	79.2%
Parts	15.9%	14.1%
Service	7.5%	5.9%
Other, including trucking and rental	1.5%	0.8%
Total revenue	100.0%	100.0%

Cost of revenue
Equipment	67.5%	70.7%
Parts	11.1%	10.4%
Service	2.8%	2.2%
Other, including trucking and rental	1.5%	0.6%
Total cost of revenue	82.9%	83.9%

Gross profit	17.1%	16.1%

Operating expenses	14.8%	11.9%

Income from operations	2.3%	4.2%

Three Months Ended April 30, 2009 Compared to Three Months Ended April 30, 2008

Revenue

	Three Months Ended	Three Months Ended		Percent
	April 30, 2009	April 30, 2008	Increase	Change
	(dollars in thousands)
Equipment	$124,865	$120,914	$3,951	3.3%
Parts	26,398	21,504	4,894	22.8%
Service	12,542	8,944	3,598	40.2%
Other, including trucking and rental	2,496	1,220	1,276	104.6%

Total Revenue	$166,301	$152,582	$13,719	9.0%

The increase in revenue for the three months ended April 30, 2009 was due to acquisitions contributing to current period revenue, offset by a decline in same-store sales. Acquisitions contributed $27.7 million in total revenue, while same-store sales declined by $14.0 million. Same-store sales decreased 9.2% over the same period of the prior year, resulting from a particularly strong agricultural market in fiscal 2009 that did not recur in the first quarter of fiscal 2010 and the significant flooding that occurred in the Red River Valley during the first quarter of fiscal 2010.

Cost of Revenue

	Three Months Ended	Three Months Ended		Percent
	April 30, 2009	April 30, 2008	Increase	Change
	(dollars in thousands)
Equipment	$112,300	$107,918	$4,382	4.1%
Parts	18,537	15,794	2,743	17.4%
Service	4,600	3,418	1,182	34.6%
Other, including trucking and rental	2,348	853	1,495	175.3%

Total cost of revenue	$137,785	$127,983	$9,802	7.7%

The increase in cost of revenue for the three months ended April 30, 2009 was primarily due to increased revenue. Acquisitions contributed $22.5 million in total cost of revenue, while the decline in same-store sales resulted in a decrease in cost of revenue of $12.7 million. As a percentage of revenue, cost of revenue was 82.9%, compared to 83.9% for the first quarter of fiscal 2009.

Gross Profit

	Three Months Ended	Three Months Ended	Increase/	Percent
	April 30, 2009	April 30, 2008	(Decrease)	Change
	(dollars in thousands)

Equipment	$12,565	$12,996	$(431)	(3.3)%
Parts	7,861	5,710	2,151	37.7%
Service	7,942	5,526	2,416	43.7%
Other, including trucking and rental	148	367	(219)	(59.7)%
Total Gross Profit	$28,516	$24,599	$3,917	15.9%

The $3.9 million increase in gross profit for the three months ended April 30, 2009 was primarily due to increased revenue as well as stronger margins on parts and service revenues. Acquisitions contributed $5.2 million to gross profit for the three months ended April 30, 2009, offset by a decrease in same-store sale gross profits of $1.3 million, or 5.3% from the first quarter of fiscal 2009. Gross profit margins were 17.1% for the first quarter of fiscal 2010, compared to 16.1% for the first quarter of fiscal 2009. Improvement in gross profit margins resulted from an increase in parts and service revenues as a percentage of net revenue, which are higher-margin revenue sources. The decrease in gross profit margins on other, including trucking and rental, was due to an increase in depreciation expense resulting from significant additions to our capitalized rental fleet since April 30, 2008, and the lower off-season utilization of rental fleet in the regions in which we operate. We believe that our gross profit on other, including trucking and rental, will increase as rental fleet utilization increases in the remaining quarters of fiscal 2010.

Operating Expenses

	Three Months Ended	Three Months Ended		Percent
	April 30, 2009	April 30, 2008	Increase	Change
	(dollars in thousands)
Operating Expenses	$24,705	$18,182	$6,523	35.9%

The $6.5 million increase in operating expenses was primarily due to the additional costs associated with acquisitions such as compensation, rent and depreciation. As a percentage of total revenue, operating expenses increased to 14.8% for the first quarter of fiscal 2010 compared to 11.9% for the first quarter of fiscal 2009. The strong prior year sales resulted in improved fixed operating expense utilization as a percentage of sales in the first quarter of fiscal 2009.

Other Income (Expense)

	Three Months Ended	Three Months Ended	Increase/	Percent
	April 30, 2009	April 30, 2008	(Decrease)	Change
	(dollars in thousands)
Interest and other income	$211	$311	$(100)	(32.2)%
Floorplan interest expense	(731)	(722)	9	1.2%
Interest expense	(263)	(313)	(50)	(16.0)%

While we had higher levels of cash and cash equivalents during the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009, interest and other income decreased in the current quarter as we invested our cash balances in highly secure investments that carried lower interest rates than those earned in the first quarter of fiscal 2009. Floorplan interest expense remained relatively flat as the higher floorplan notes payable balances were offset by lower borrowing rates compared to the prior year quarter. The slight decrease in interest expense resulted from higher long-term debt balances, offset by lower borrowing rates compared to the prior year quarter.

Provision for Income Taxes

	Three Months Ended	Three Months Ended		Percent
	April 30, 2009	April 30, 2008	Decrease	Change
	(dollars in thousands)
Provision for income taxes	$1,238	$2,306	$(1,068)	(46.3)%

Our effective tax rate increased to 41.0% for the three months ended April 30, 2009 from 40.5% for the three months ended April 30, 2008. The increase in our effective tax rate from the prior year primarily reflects the changing mix of sales originating in states with higher tax rates. The sales mix change was significantly impacted by prior year acquisitions. Increases in permanent tax differences, such as those arising from the expensing of stock options, also contributed to the increase in effective tax rate.

Liquidity and Capital Resources

Cash Flow from Operating Activities

For the three months ended April 30, 2009, our cash flow used in operating activities was $21.4 million. Our cash flow from operations was primarily the result of our reported net income of $1.8 million, an increase in floorplan notes payable of $1.3 million, and an add-back of non-cash depreciation and amortization of $1.9 million. This amount was principally offset by an increase in inventories of $24.2 million, a net increase in receivables and prepaid expenses of $2.1 million and a net decrease in accounts payable, customer deposits, accrued expenses and other long-term liabilities of $0.8 million. The increase in inventories was primarily the result of purchases to meet our expected equipment sales in fiscal 2010.

For the three months ended April 30, 2008, our cash flow provided by operating activities was $10.5 million.  Our cash flows from operations were primarily the result of our reported net income of $3.4 million, an increase in floorplan notes of $0.8 million, a net increase in accounts payable, customer deposits, accrued expenses and other long-term liabilities of $10.8 million, an increase in our current income tax payable of $2.3 million, and an add back of non-cash depreciation and amortization of $0.9 million.  This amount was principally offset by a net increase in receivables and prepaid expenses of $6.2 million and an increase in inventories of $1.5 million.  The large increase in customer deposits and receivables was representative of our growth through acquisitions and strong fiscal 2009 first quarter sales activity.

Cash Flow from Investing Activities

For the three months ended April 30, 2009, cash provided by investing activities was $42.4 million. Our cash provided by investing activities primarily consisted of the sale of U.S. treasury bills of $45.0 million, offset by purchases of property and equipment for $2.9 million. We are now investing our excess cash balances in investments that are classified as cash equivalents.

For the three months ended April 30, 2008, cash used for investing activities was $5.2 million.  Our cash used for investing activities primarily consisted of equipment dealership purchases of $3.9 million and purchases of property and equipment for $1.4 million.

Cash Flow from Financing Activities

For the three months ended April 30, 2009, cash provided from financing activities was $16.6 million. Cash provided by financing activities was primarily the result of an increase in non-manufacturer floorplan payable of $13.4 million and proceeds from long-term debt exceeding principal payments on long-term debt by $3.2 million.

For the three months ended April 30, 2008, cash used for financing activities was $6.1 million.  Cash used for financing activities was primarily the result of principal payments on long-term debt of $6.1 million.

Sources of Liquidity

Our primary sources of liquidity are cash reserves, cash flow from operations, proceeds from the issuance of debt and borrowings under our credit facilities. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources.

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

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such “forward-looking” information is included in this Quarterly Report on Form 10-Q, including the MD&A section, as well as in our Annual Report on Form 10-K for the year ended January 31, 2009 that was filed with the Securities and Exchange Commission, and in other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company).

Forward-looking statements include all statements based on future expectations and specifically include, among other things, all statements relating to (i) our belief that gross profits on other revenue, including trucking and rental, will improve throughout 2010, (ii) our beliefs with respect to market conditions, (iii) our expectations with respect to our floorplan borrowing rates, (iv) our expectations with respect to funding debt service obligations and capital expenditures, (v) our estimates regarding sales of inventory in our next operating cycle, and (vi) our expectations and beliefs with respect to the uses and adequacy of our capital resources. Any statements that are not based upon historical facts, including the outcome of events that have not yet occurred and our expectations for future performance, are forward-looking statements. The words “potential,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” “plan,” “anticipate,” and similar words and expressions are intended to identify forward-looking statements. Such statements are based upon the current beliefs and expectations of our management. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, adverse market conditions in the agricultural and equipment industries, the continuation of unfavorable conditions in the credit markets and those matters identified and discussed in our Annual Report on Form 10-K under the section titled “Risk Factors”.

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

Based upon balances and interest rates as of April 30, 2009, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $910,000. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $910,000. At April 30, 2009, we had variable rate floorplan notes payable of $203.6 million, of which approximately $68.5 million was interest-bearing, variable notes payable and long-term debt of $22.5 million, and fixed rate notes payable and long-term debt of $4.5 million.

Our policy is not to enter into derivatives or other financial instruments for trading or speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

(a)           Evaluation of disclosure controls and procedures. After evaluating the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 the (“Exchange Act”) as of the end of the period covered by this quarterly report, our Chief Executive Officer and Chief Financial Officer with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective to ensure that information that is required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities Exchange Commission. Our Chief Executive Officer and Chief Financial Officer, with the participation of the Company’s management, have also concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

(b)           Changes in internal controls. There has not been any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during its most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. - OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

We are currently not a party to any material pending legal proceedings.

ITEM 1A.               RISK FACTORS

In addition to the other information set forth in this report, including the important information in “Private Securities Litigation Reform Act,” you should carefully consider the “Risk Factors” discussed in our Form 10-K for the year ended January 31, 2009 as filed with the United States Securities and Exchange Commission. Those factors, if they were to occur, could cause our actual results to differ materially from those expressed in our forward-looking statements in this report, and materially adversely affect our financial condition or future results. Although we are not aware of any other factors that we currently anticipate will cause our forward-looking statements to differ materially from our future actual results, or materially affect the Company’s financial condition or future results, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

Dated: June 8, 2009
TITAN MACHINERY INC.

	By	/s/ Peter J. Christianson
Peter J. Christianson
President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

TITAN MACHINERY INCORPORATED

FORM 10-Q

Exhibit No.	Description
**10.1	Non-Employee Director Compensation Plan*
**31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Management contracts or compensatory plans or arrangements

**Filed herewith