Form 10-Q
period 2009-07-31
Titan Machinery Inc.
filed 2009-09-09
CIK 1409171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

Commission File No. 001-33866

TITAN MACHINERY INC.

(Exact name of registrant as specified in its charter)

Delaware	No. 45-0357838
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

4876 Rocking Horse Circle
Fargo, ND 58104-6049

(Address of Principal Executive Offices)

Registrant’s telephone number (701) 356-0130

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☐  NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐   NO ☒

The number of shares outstanding of the registrant’s common stock as of September 1, 2009 was: Common Stock, $0.00001 par value, 17,761,588 shares.

TITAN MACHINERY INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

TITAN MACHINERY INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	July 31,	January 31,
	2009	2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$85,981	$41,047
U.S. treasury bills	—	44,994
Total cash, cash equivalents and U.S. treasury bills	85,981	86,041

Receivables, net	20,524	19,627
Inventories	346,463	241,094
Prepaid expenses	695	532
Income taxes receivable	—	1,433
Deferred income taxes	1,923	1,426

Total current assets	455,586	350,153

INTANGIBLES AND OTHER ASSETS
Parts inventory in excess of amounts expected to be sold currently	1,784	1,509
Goodwill	13,702	12,464
Intangible assets, net of accumulated amortization	329	366
Other	538	487
	16,353	14,826

PROPERTY AND EQUIPMENT, net of accumulated depreciation	47,609	45,269

	$519,548	$410,248

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$14,685	$18,652
Floorplan notes payable	257,563	166,481
Current maturities of long-term debt and short-term advances	11,511	7,623
Customer deposits	9,516	15,158
Accrued expenses	7,402	8,308
Income taxes payable	1,609	—

Total current liabilities	302,286	216,222

LONG-TERM LIABILITIES
Long-term debt, less current maturities	28,107	14,810
Deferred income taxes	4,389	3,503
Other long-term liabilities	3,926	1,946
	36,422	20,259

STOCKHOLDERS’ EQUITY
Common stock, par value $.00001 per share, authorized - 25,000 shares; issued and outstanding - 17,755 at July 31, 2009 and 17,657, at January 31, 2009	—	—
Additional paid-in-capital	138,187	137,755
Retained earnings	42,653	36,012
	180,840	173,767

	$519,548	$410,248

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2009	2008	2009	2008

REVENUE
Equipment	$141,142	$97,840	$266,007	$218,754
Parts	32,454	23,612	58,852	45,116
Service	15,640	10,788	28,182	19,732
Other, including trucking and rental	3,956	2,665	6,452	3,885
TOTAL REVENUE	193,192	134,905	359,493	287,487

COST OF REVENUE
Equipment	125,452	86,986	237,752	194,904
Parts	22,939	16,689	41,476	32,483
Service	5,586	3,907	10,186	7,325
Other, including trucking and rental	3,207	1,894	5,555	2,747
TOTAL COST OF REVENUE	157,184	109,476	294,969	237,459

GROSS PROFIT	36,008	25,429	64,524	50,028

OPERATING EXPENSES	26,662	19,470	51,367	37,652

INCOME FROM OPERATIONS	9,346	5,959	13,157	12,376

OTHER INCOME (EXPENSE)
Interest and other income	140	450	351	761
Floorplan interest expense	(932)	(578)	(1,663)	(1,299)
Interest expense other	(328)	(230)	(591)	(543)

INCOME BEFORE INCOME TAXES	8,226	5,601	11,254	11,295

PROVISION FOR INCOME TAXES	(3,375)	(2,269)	(4,613)	(4,575)

NET INCOME	$4,851	$3,332	$6,641	$6,720

EARNINGS PER SHARE - NOTE 1

EARNINGS PER SHARE - BASIC	$0.28	$0.20	$0.38	$0.45
EARNINGS PER SHARE - DILUTED	$0.27	$0.19	$0.37	$0.43

WEIGHTED AVERAGE SHARES - BASIC	17,589	16,630	17,577	15,006
WEIGHTED AVERAGE SHARES - DILUTED	17,998	17,170	17,930	15,512

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended July 31,
	2009	2008

OPERATING ACTIVITIES
Net income	$6,641	$6,720
Adjustments to reconcile net income to net cash from operations
Depreciation and amortization	3,962	1,873
Deferred income taxes	329	80
Stock-based compensation expense	432	309
Other	(22)	(80)
Changes in assets and liabilities, net of purchase of equipment dealerships assets and assumption of liabilities
Receivables and prepaid expenses	(755)	(7,837)
Inventories	(35,238)	(6,952)
Floorplan notes payable	2,989	(1,745)
Accounts payable, customer deposits, accrued expenses and other long-term liabilities	(8,785)	14,605
Income taxes	3,042	424

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	(27,405)	7,397

INVESTING ACTIVITIES
Sales of U.S. treasury bills, net of purchases	44,994	—
Property and equipment purchases	(7,635)	(3,690)
Net proceeds from sale of equipment	190	146
Purchase of equipment dealerships, net of cash purchased	(4,025)	(20,329)

NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	33,524	(23,873)

FINANCING ACTIVITIES
Proceeds from follow-on offering of common stock net of underwriting discount of $4,389 and other direct costs of $354	—	78,857
Net change in non-manufacturer floorplan notes payable	25,185	(1,985)
Short-term advances related to customer contracts in transit	2,700	—
Proceeds from long-term debt borrowings	20,388	564
Principal payments on long-term debt and subordinated debentures	(9,458)	(16,817)
Other	—	40

NET CASH PROVIDED BY FINANCING ACTIVITIES	38,815	60,659

NET CHANGE IN CASH AND CASH EQUIVALENTS	44,934	44,183

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	41,047	42,803

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$85,981	$86,986

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) Page – 2

(in thousands)

	Six Months Ended July 31,
	2009	2008

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period
Income taxes, net of refunds	$1,688	$4,070
Interest	$2,206	$1,927

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchased with long-term debt	$1,688	$—
Net transfer of equipment from fixed assets to inventories	$4,292	$—

Acquisition of equipment dealership assets in exchange for cash and assumption of liabilities including purchase accounting adjustments on prior acquisitions
Receivables	$(305)	$(1,255)
Inventories	(6,203)	(18,200)
Deferred income taxes, net	133	328
Property and equipment	(786)	(5,344)
Goodwill	(1,238)	(727)
Accounts payable	(211)	346
Floorplan notes payable	2,398	3,361
Customer deposits	205	392
Accrued expenses	188	43
Income taxes payable	(73)	242
Long-term debt	1,867	485
Cash paid for dealerships, net of cash purchased, and adjustments on prior acquisitions	$(4,025)	$(20,329)

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 -  BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended July 31, 2009 are not necessarily indicative of the results that may be expected for the year ending January 31, 2010. The information contained in the balance sheet as of January 31, 2009 was derived from the Company’s audited financial statements for the year then ended. These consolidated financial statements should be read in conjunction with the audited consolidated financial statement and notes thereto included in our Form 10-K for the fiscal year ended January 31, 2009 as filed with the SEC.

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

Fair Value of Financial Instruments

The carrying amount of cash, receivables, payables, short-term debt and other current liabilities approximates fair value because of the short maturity and/or frequent repricing of those instruments. Based upon current borrowing rates with similar maturities, the carrying value of the long-term debt approximates the fair value as of July 31, 2009 and January 31, 2009.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, excluding guidance from the Securities and Exchange Commission (“SEC”), will be superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. The Codification does not change GAAP, but instead introduces a new structure that will combine all authoritative standards into a comprehensive, topically organized online database. The Codification will be effective for interim or annual periods ending after September 15, 2009, and will impact the Company’s financial statement disclosures beginning with the quarter ending October 31, 2009 as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There will be no changes to the content of the Company’s consolidated financial statements or disclosures as a result of implementing the Codification.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted SFAS 165 as of July 31, 2009. Its adoption did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This pronouncement provides guidance on the accounting and disclosure of assets acquired and liabilities assumed in a business combination that arise from contingencies, and subsequent accounting for these contingencies. This FSP will be effective for the Company on February 1, 2010. Its adoption is not expected to have a material effect on the Company’s consolidated financial statements based on the nature of the assets acquired and liabilities assumed in our business combinations.

In April 2009, the FASB issued FSP FAS 107 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This pronouncement requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, in addition to inclusion in annual financial statements. The Company adopted this FSP as of July 31, 2009. Its adoption did not have a material effect on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R provides additional guidance on improving the relevance, representational faithfulness, and comparability of the financial information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted SFAS 141R effective February 1, 2009. Its adoption did not have a material effect on the Company’s consolidated financial statements. Any acquisition we make in fiscal 2010 and future periods will be subject to this new accounting guidance.

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

Earnings Per Share

The following table sets forth the denominator for the computation of basic and diluted earnings per share:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2009	2008	2009	2008

Basic weighted-average shares outstanding	17,589	16,630	17,577	15,006
Plus: Incremental shares from assumed conversions
Restricted Stock	137	85	117	85
Warrants	79	116	80	113
Stock Options	193	339	156	308
Diluted weighted-average shares outstanding	17,998	17,170	17,930	15,512

There were 163,500 and 20,000 stock options outstanding as of July 31, 2009 and 2008, respectively, that were not included in the computation of diluted earnings per share because they were anti-dilutive.

NOTE 2 -  INVENTORIES

	July 31,	January 31,
	2009	2009
	(in thousands)
New equipment	$216,560	$132,502
Used equipment	84,905	68,333
Parts, tires and attachments	40,504	37,314
Work in process	4,494	2,945

	$346,463	$241,094

In addition to the above amounts, the Company has estimated that a portion of its parts inventory will not be sold in the next operating cycle. Accordingly, these balances have been classified as noncurrent assets.

NOTE 3 -  LINES OF CREDIT/FLOORPLAN NOTES PAYABLE

Operating Line of Credit

On July 15, 2009, the Company entered into a Loan Agreement (the “Loan Agreement”) with Bremer Bank National Association (“Bremer Bank”) which provides for a $25.0 million revolving operating line of credit (“Revolving Loan”) and a $15.0 million term loan (“Term Loan”). The Revolving Loan may be used to fund short term working capital requirements of the Company, and replaces the Company’s previous $25.0 million operating line of credit with Bremer Bank. The Revolving Loan has a variable interest rate of 0.25% per annum below a Bremer Bank reference rate (subject to a minimum interest rate floor of 4.5%), requires monthly payments of accrued interest commencing August 1, 2009, and has a maturity date of July 14, 2010. Advances under the Loan Agreement are secured by substantially all of the Company’s assets. See discussion of the Term Loan in Note 4.

The Company had no amount outstanding on the Revolving Loan at July 31, 2009. The Loan Agreement contains certain financial covenants which impose minimum levels of current ratio, debt service coverage, and inventory turnover ratio and a maximum level of debt to tangible net worth ratio. As of July 31, 2009, the Company was in compliance with all of these financial covenants. The Company had a standby letter of credit outstanding in the amount of $0.3 million, which reduced the amount of borrowings available on its Revolving Loan to $24.7 million as of July 31, 2009. The letter of credit expired on August 1, 2009 and was not renewed.

Floorplan Lines of Credit

The Company has discretionary floorplan lines of credit for equipment purchases totaling approximately $365.0 million with various lending institutions, including a $300.0 million Wholesale Floorplan Credit Facility with CNH Capital America LLC (“CNH”). The available borrowings under the CNH credit facility are reduced by outstanding floorplan notes payable, rental fleet financing and other acquisition-related financing arrangements with CNH. As of July 31, 2009, the interest rate for new borrowings under the CNH Capital floorplan line of credit is equal to the prime rate plus 0.3% per annum for most purposes, subject to any interest-free periods offered by CNH. Effective September 1, 2009, the interest rates will be the prime rate plus 4% on the first $25.0 million in floorplan borrowings prior to December 31, 2009 and the prime rate plus 6% on all other floorplan borrowings. The CNH Capital credit facility automatically renews on August 31 of each year through August 31, 2012, unless earlier terminated by either party. Under covenants of the CNH credit facility, the Company has agreed, among other things, to maintain various financial ratio levels and to submit certain financial information. As of July 31, 2009, the Company was in compliance with all floorplan financial covenants.

Floorplan notes payable relating to these credit facilities totaled approximately $238.8 million of the total floorplan notes payable balance of $257.6 million outstanding as of July 31, 2009 and $153.8 million of the total floorplan notes payable balance of $166.5 million outstanding as of January 31, 2009. As of July 31, 2009, the Company had approximately $105.9 million in available borrowings remaining under these lines of credit. These floorplan notes carried various interest rates primarily ranging from 3.25 to 9.25% as of July 31, 2009 and January 31, 2009, and are secured by the related inventory. Repayment terms vary by individual notes, but generally payments are made from sales proceeds or rental revenue from the related inventories.

NOTE 4 -  LONG-TERM DEBT

As discussed in Note 3, on July 15, 2009 the Company entered into a Loan Agreement with Bremer Bank that provides for a $25.0 million Revolving Loan and a $15.0 million Term Loan. The Term Loan will be used for the long term working capital requirements of the Company. The Term Loan has a fixed interest rate of 5.9%, requires monthly payments of principal and interest commencing August 1, 2009, and has a maturity date of July 1, 2014. Advances under the Loan Agreement are secured by substantially all of the Company’s assets. The Loan Agreement contains certain financial covenants that impose minimum levels of current ratio, debt service coverage, and inventory turnover ratio and a maximum level of debt to tangible net worth ratio. As of July 31, 2009, the Company was in compliance with all of these financial covenants. See discussion of the Revolving Loan in Note 3.

There was $15.0 million outstanding on this Term Loan as of July 15, 2009. Future maturities on this Term Loan are as follows:

12 Months Ending July 31,	Amount
(in thousands)
2010	$2,682
2011	2,810
2012	2,982
2013	3,167
2014	3,359
Thereafter	—
$15,000

NOTE 5 -  INCOME TAXES

In August 2009, the Internal Revenue Service (“IRS”) completed its audit of the Company, including the uncertain tax position taken during fiscal 2008. The Company’s unrecognized tax benefit and related interest was $455,000 as of July 31, 2009, which includes $9,000 in accrued interest expense recognized in the six months ended July 31, 2009. As a result of the IRS audit, the $455,000 is included in income taxes payable as of July 31, 2009 and is expected to cover the payments owed to the IRS and applicable state tax authorities. The Company is no longer subject to U.S. federal income tax examinations for fiscal years ending prior to January 31, 2009.

NOTE 6 -  STOCK WARRANTS, STOCK OPTIONS AND RESTRICTED STOCK

Common Stock Warrants

The following table summarizes stock warrant activity for the six months ended July 31, 2009:

(number of warrants and aggregate intrinsic value in thousands)

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Warrants	Price	Value	Life (Years)

Outstanding and exercisable at January 31, 2009	123	$3.45
Granted	—	—
Exercised	(37)	3.50
Forfeited	—	—
Outstanding and exercisable at July 31, 2009	86	$3.43	$776	2.8

Stock Options

The following table summarizes stock option activity for the six months ended July 31, 2009:

(number of stock options and aggregate intrinsic value in thousands)

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Options	Price	Value	Life (Years)

Outstanding at January 31, 2009	646	$10.91
Granted	5	11.16
Exercised	—	—
Forfeited	—	—
Outstanding at July 31, 2009	651	$10.91	$2,352	7.5

Exercisable at July 31, 2009	168	$7.87	$897	7.0

Restricted Stock

The following table summarizes restricted stock activity for the six months ended July 31, 2009:

(number of restricted shares in thousands)

			Weighted
		Weighted	Average
		Average	Remaining
		Grant Date	Contractual
	Shares	Fair Value	Term
Nonvested at January 31, 2009	92	$10.18	2.1
Granted	75	13.09
Forfeited	(3)	11.28
Vested	(7)	15.30
Nonvested at July 31, 2009	157	11.31	3.0

The weighted average grant date fair value of restricted stock granted was $13.09 and $17.53 per share for the six months ended July 31, 2009 and 2008, respectively. The total fair value of restricted stock vested was $114,000 and $1,000 for the six months ended July 31, 2009 and 2008, respectively. As of July 31, 2009, there was approximately $787,000 of unrecognized compensation cost on non-vested restricted stock that is expected to be recognized over a weighted-average period of 3.0 years.

NOTE 7 -  BUSINESS COMBINATIONS

On May 1, 2009, the Company acquired 100% of the outstanding stock of Winger Implement, Inc. The acquired entity consisted of one agricultural equipment store located in Winger, Minnesota and expands the Company’s presence in the Red River Valley. The total cash purchase price for the dealership was $1,450,000. The Company expects the allocation of the purchase price to be finalized within one year of the acquisition date.

On May 28, 2009, the Company acquired certain assets of Arthur Mercantile, Co. The acquired entity consisted of one agricultural equipment store located in Arthur, North Dakota and expands the Company’s presence in the Red River Valley. The total cash purchase price for the dealership was $831,697. The Company expects the allocation of the purchase price to be finalized within one year of the acquisition date. James L. Williams, Arthur Mercantile, Co.’s President and Treasurer, is a Titan Machinery director.

On June 30, 2009, the Company acquired certain assets of Valley Equipment, Inc. The acquired entity consisted of one agricultural equipment store located in Mayville, North Dakota and expands the Company’s presence in the Red River Valley. The total cash purchase price for the dealership was $753,404. The Company expects the allocation of the purchase price to be finalized within one year of the acquisition date.

During the six months ended July 31, 2009 adjustments were recorded to finalize the purchase price allocations of prior acquisitions and for additional consideration of $1,063,000 earned and paid under agreements disclosed in our Form 10-K for the fiscal year ended January 31, 2009 as filed with the SEC. These adjustments and additional consideration resulted in a net increase in goodwill of $865,000.

The allocations of the purchase prices in the above business combinations and adjustments on prior acquisitions are presented in the following table:

(in thousands)

Cash	73
Receivables	305
Inventories	6,203
Deferred income taxes	8
Property and equipment	786
Goodwill	1,238

$8,613

Accounts payable	$(211)
Floorplan notes payable	2,398
Customer deposits	205
Accrued expenses	188
Income taxes payable	(73)
Long-term debt	1,867
Deferred income taxes	141

$4,515

Consideration given	$4,098

NOTE 8 -  SUBSEQUENT EVENTS

On August 14, 2009, the Company acquired the assets of Lickness Bros. Implement Co., for approximately $210,000. The acquired entity consisted of one agricultural equipment store located in Britton, South Dakota and is strategically located in the James River Valley of northeast South Dakota between Titan Machinery’s Lisbon, North Dakota and Aberdeen, South Dakota stores.

The Company evaluated for the occurrence of subsequent events through September 9, 2009, the issuance date of the Company’s financial statements. No recognized or non-recognized subsequent events occurred except as disclosed in Notes 3, 5 and 8 above.

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

Our net income was $4.9 million, or $0.27 per diluted share, for the three months ended July 31, 2009, compared to $3.3 million, or $0.19 per diluted share, for the three months ended July 31, 2008. Significant factors impacting the quarter were:

•                  Overall revenue growth due to acquisitions and increased same-store sales, despite revenue from acquisitions being negatively impacted by the slow construction market and the large number of construction stores acquired in the prior year;

•                  Increase in gross profits primarily due to increased revenues;

•                  Increase in operating expenses primarily due to acquisitions; and

•                  Increase in inventories which aligns with historical stocking levels to support future sales.

Results of Operations

Comparative financial data for each of our four sources of revenue are expressed below. The results for these periods include the operating results of the acquisitions made during these periods. The period-to-period comparisons included below are not necessarily indicative of future results:

	Three Months Ended July 31,			Six Months Ended July 31,
			Percent			Percent
	2009	2008	Change	2009	2008	Change
	(dollars in thousands)			(dollars in thousands)
Equipment
Revenue	$141,142	$97,840	44.3%	$266,007	$218,754	21.6%
Cost of revenue	125,452	86,986	44.2%	237,752	194,904	22.0%
Gross profit	$15,690	$10,854	44.6%	$28,255	$23,850	18.5%

Parts
Revenue	$32,454	$23,612	37.4%	$58,852	$45,116	30.4%
Cost of revenue	22,939	16,689	37.4%	41,476	32,483	27.7%
Gross profit	$9,515	$6,923	37.4%	$17,376	$12,633	37.5%

Service
Revenue	$15,640	$10,788	45.0%	$28,182	$19,732	42.8%
Cost of revenue	5,586	3,907	43.0%	10,186	7,325	39.1%
Gross profit	$10,054	$6,881	46.1%	$17,996	$12,407	45.0%

Other, including trucking and rental
Revenue	$3,956	$2,665	48.4%	$6,452	$3,885	66.1%
Cost of revenue	3,207	1,894	69.3%	5,555	2,747	102.2%
Gross profit	$749	$771	(2.9)%	$897	$1,138	(21.2)%

The following table sets forth our statements of operations data expressed as a percentage for each of our four sources of revenue for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2009	2008	2009	2008

Revenue
Equipment	73.1%	72.5%	74.0%	76.1%
Parts	16.8%	17.5%	16.4%	15.7%
Service	8.1%	8.0%	7.8%	6.8%
Other, including trucking and rental	2.0%	2.0%	1.8%	1.4%
Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue
Equipment	64.9%	64.5%	66.1%	67.8%
Parts	11.9%	12.4%	11.6%	11.3%
Service	2.9%	2.9%	2.8%	2.5%
Other, including trucking and rental	1.7%	1.4%	1.6%	1.0%
Total cost of revenue	81.4%	81.2%	82.1%	82.6%

Gross profit	18.6%	18.8%	17.9%	17.4%

Operating expenses	13.8%	14.4%	14.2%	13.1%

Income from operations	4.8%	4.4%	3.7%	4.3%

Three Months Ended July 31, 2009 Compared to Three Months Ended July 31, 2008

Revenue

	Three months ended	Three months ended		Percent
	July 31, 2009	July 31, 2008	Increase	Change
	(dollars in thousands)

Equipment	$141,142	$97,840	$43,302	44.3%
Parts	32,454	23,612	8,842	37.4%
Service	15,640	10,788	4,852	45.0%
Other, including trucking and rental	3,956	2,665	1,291	48.4%

Total Revenue	$193,192	$134,905	$58,287	43.2%

The increase in revenue for the three months ended July 31, 2009, as compared to the same period last year, was due to acquisitions contributing to current period revenue and same-store sales growth. Acquisitions contributed $32.0 million in total revenue, or 54.9% of the increase, while same-store sales growth contributed $26.3 million, or 45.1% of the increase. Revenue from acquisitions was negatively impacted by the slow construction market we are currently experiencing and the large number of construction stores acquired in the prior year. Same-store sales increased 20.2% over the same period of the prior year reflecting more traditional timing of equipment sales between the first and second quarters.

Cost of Revenue

	Three months ended	Three months ended		Percent
	July 31, 2009	July 31, 2008	Increase	Change
	(dollars in thousands)

Equipment	$125,452	$86,986	$38,466	44.2%
Parts	22,939	16,689	6,250	37.4%
Service	5,586	3,907	1,679	43.0%
Other, including trucking and rental	3,207	1,894	1,313	69.3%

Total cost of revenue	$157,184	$109,476	$47,708	43.6%

The increase in cost of revenue for the three months ended July 31, 2009, as compared to the same period last year, was primarily due to increased revenue. Acquisitions contributed $26.0 million in total cost of revenue, or 54.4% of the increase, while same-store sales growth contributed $21.7 million, or 45.6% of the increase. As a percentage of revenue, cost of revenue was 81.4% compared to 81.2% for the second quarter of fiscal 2009.

Gross Profit

	Three months ended	Three months ended	Increase/	Percent
	July 31, 2009	July 31, 2008	(Decrease)	Change
	(dollars in thousands)

Equipment	$15,690	$10,854	$4,836	44.6%
Parts	9,515	6,923	2,592	37.4%
Service	10,054	6,881	3,173	46.1%
Other, including trucking and rental	749	771	(22)	(2.9)%

Total Gross Profit	$36,008	$25,429	$10,579	41.6%

The $10.6 million increase in gross profit for the three months ended July 31, 2009, as compared to the same period last year, was primarily due to increased revenue. Acquisitions contributed $6.1 million to the gross profit for the three months ended July 31, 2009, which was 57.1% of the increase in total gross profit, while increases in same-store sales gross profits provided the remaining $4.5 million, or 42.9% of the increase over the three months ended July 31, 2008. Gross profit margins were 18.6% for the second quarter of fiscal 2010, compared to 18.8% for the second quarter of fiscal 2009. Decrease in gross profit margins resulted from an increase in equipment revenues as a percentage of net revenue, which is a lower-margin revenue source. The decrease in gross profit margins on other, including trucking and rental, was due to a lower utilization of our rental fleet. We are working to maximize the utilization of our rental fleet and expect to have increased margins as utilization improves.

Operating Expenses

	Three months ended	Three months ended		Percent
	July 31, 2009	July 31, 2008	Increase	Change
	(dollars in thousands)
Operating Expenses	$26,662	$19,470	$7,192	36.9%

The $7.2 million increase in operating expenses, as compared to the same period last year, was primarily due to the additional costs associated with acquisitions such as compensation, rent and depreciation. As a percentage of total revenue, operating expenses decreased to 13.8% for the second quarter of fiscal 2010 compared to 14.4 % for the second quarter of fiscal 2009. The strong sales resulted in improved fixed operating expense utilization as a percentage of sales in the second quarter of fiscal 2010.

Other Income (Expense)

	Three months ended	Three months ended	Increase/	Percent
	July 31, 2009	July 31, 2008	(Decrease)	Change
	(dollars in thousands)
Interest and other income	$140	$450	$(310)	(68.9)%
Floorplan interest expense	(932)	(578)	354	61.2%
Interest expense	(328)	(230)	98	42.6%

Interest and other income decreased $0.3 million for the three months ended July 31, 2009, as compared to the same period last year, as we invested our cash balances in highly secure investments that carried lower interest rates than those earned in the three months ended July 31, 2008. The increase in floorplan interest expense was due to the increase in floorplan notes payable balances for the three months ended July 31, 2009 compared to the same period in the prior year, partially offset by lower borrowing rates compared to the prior year. The increase in interest expense resulted from higher long-term debt balances.

Provision for Income Taxes

	Three months ended	Three months ended		Percent
	July 31, 2009	July 31, 2008	Increase	Change
	(dollars in thousands)
Provision for income taxes	$3,375	$2,269	$1,106	48.7%

The effective tax rate increased to 41.0% for the three months ended July 31, 2009 from 40.5% for the three months ended July 31, 2008. The increase in the effective tax rate from the prior year primarily reflects the changing mix of sales originating in states with higher tax rates.

Six Months Ended July 31, 2009 Compared to Six Months Ended July 31, 2008

Revenue

	Six Months Ended	Six Months Ended		Percent
	July 31, 2009	July 31, 2008	Increase	Change
	(dollars in thousands)
Equipment	$266,007	$218,754	$47,253	21.6%
Parts	58,852	45,116	13,736	30.4%
Service	28,182	19,732	8,450	42.8%
Other, including trucking and rental	6,452	3,885	2,567	66.1%

Total Revenue	$359,493	$287,487	$72,006	25.0%

The increase in revenue for the six months ended July 31, 2009, as compared to the same period last year, was due to acquisitions contributing to current period revenue and same-store sales growth. Acquisitions contributed $62.2 million in total revenue, or 86.4% of the increase, while same-store sales growth contributed $9.8 million, or 13.6% of the increase. Revenue from acquisitions was negatively impacted by the slow construction market we are currently experiencing and the large number of construction stores acquired in the prior year. Same-store sales increased 3.5% over the same period of the prior year.

Cost of Revenue

	Six Months Ended	Six Months Ended		Percent
	July 31, 2009	July 31, 2008	Increase	Change
	(dollars in thousands)
Equipment	$237,752	$194,904	$42,848	22.0%
Parts	41,476	32,483	8,993	27.7%
Service	10,186	7,325	2,861	39.1%
Other, including trucking and rental	5,555	2,747	2,808	102.2%

Total cost of revenue	$294,969	$237,459	$57,510	24.2%

The increase in cost of revenue for the six months ended July 31, 2009, as compared to the same period last year, was primarily due to increased revenue. Acquisitions contributed $50.7 million in total cost of revenue, or 88.2% of the increase, while the same-store sales growth contributed $6.8 million, or 11.8% of the increase. As a percentage of revenue, cost of revenue was 82.1% for the first six months of fiscal 2010 compared to 82.6% for the first six months of fiscal 2009.

Gross Profit

	Six Months Ended	Six Months Ended	Increase/	Percent
	July 31, 2009	July 31, 2008	(Decrease)	Change
	(dollars in thousands)

Equipment	$28,255	$23,850	$4,405	18.5%
Parts	17,376	12,633	4,743	37.5%
Service	17,996	12,407	5,589	45.0%
Other, including trucking and rental	897	1,138	(241)	(21.2)%

Total Gross Profit	$64,524	$50,028	$14,496	29.0%

The $14.5 million increase in gross profit for the six months ended July 31, 2009, as compared to the same period last year, was primarily due to increased revenue as well as stronger margins on parts and service revenues. Acquisitions contributed $11.5 million to the gross profit for the six months ended July 31, 2009, or 79.3% of the increase, while increases in same-store sale gross profits provided the remaining $3.0 million, or 20.7% of the gross profit improvement. Gross profit margins were 17.9% for the six months ended July 31, 2009, compared to 17.4% for the six months ended July 31, 2008. Improvement in gross profit margins resulted from an increase in parts and service revenues as a percentage of net revenue, which are higher-margin revenue sources. The decrease in gross profit margins on other, including trucking and rental, was due to a lower utilization of our rental fleet. We are working to maximize the utilization of our rental fleet and expect increased margins as utilization improves.

Operating Expenses

	Six Months Ended	Six Months Ended		Percent
	July 31, 2009	July 31, 2008	Increase	Change
	(dollars in thousands)
Operating Expenses	$51,367	$37,652	$13,715	36.4%

The $13.7 million increase in operating expenses for the six months ended July 31, 2009, as compared to the same period last year, was primarily due to the additional costs associated with acquisitions such as compensation, rent and depreciation. As a percentage of total revenue, operating expenses increased to 14.2% for the six months ended July 31, 2009, compared to 13.1% for the six months ended July 31, 2008. This increase from the prior year is due to the increased number of construction stores, which have higher operating expenses as a percent of revenue.

Other Income (Expense)

	Six Months Ended	Six Months Ended	Increase/	Percent
	July 31, 2009	July 31, 2008	(Decrease)	Change
	(dollars in thousands)
Interest and other income	$351	$761	$(410)	(53.9)%
Floorplan interest expense	(1,663)	(1,299)	364	28.0%
Interest expense	(591)	(543)	48	8.8%

Interest and other income decreased $0.4 million for the six months ended July 31, 2009 as we invested our cash balances in highly secure investments that carried lower interest rates than those earned in the six months ended July 31, 2008. The increase in floorplan interest expense was due to the increase in floorplan notes payable balances for the six months ended July 31, 2009 compared to the same period in the prior year, partially offset by lower borrowing rates compared to the prior year. The slight increase in interest expense resulted from higher long-term debt balances, offset by lower borrowing rates compared to the prior year quarter.

Provision for Income Taxes

	Six Months Ended	Six Months Ended		Percent
	July 31, 2009	July 31, 2008	Increase	Change
	(dollars in thousands)
Provision for income taxes	$4,613	$4,575	$38	0.8%

The effective tax rate increased to 41.0% for the six months ended July 31, 2009 from 40.5% for the six months ended July 31, 2008. The increase in the effective tax rate from the prior year primarily reflects the changing mix of sales originating in states with higher tax rates.

Liquidity and Capital Resources

Cash Flow from Operating Activities

For the six months ended July 31, 2009, our cash flow used in operating activities was $27.4 million. Our cash flow from operations was primarily the result of our reported net income of $6.6 million, an increase in floorplan notes payable of $3.0 million, an increase in income taxes payable of $3.0 million, and an add-back of non-cash depreciation and amortization of $4.0 million. This amount was principally offset by an increase in inventories of $35.2 million and a net decrease in accounts payable, customer deposits, accrued expenses and other long-term liabilities of $8.8 million. Increase in inventories reflects historical stocking levels to support future sales.

For the six months ended July 31, 2008, our cash flow provided by operating activities was $7.4 million.  Our cash flow from operations was primarily the result of our reported net income of $6.7 million, a net increase in accounts payable, customer deposits, accrued expenses and other long-term liabilities of $14.6 million, and an add-back of non-cash depreciation and amortization of $1.9 million.  This amount was principally offset by a net increase in receivables and prepaid expenses of $7.8 million and an increase in inventories of $7.0 million.

We evaluate our cash flow from operating activities net of all floorplan activity and short-term advances related to customer contracts in transit.  Taking these adjustments into account, our non-GAAP cash flow provided by operating activities as of July 31, 2009 was $0.5 million.  For a reconciliation of this non-GAAP financial measure, please see the Non-GAAP Cash Flow Reconciliation below.

Cash Flow from Investing Activities

For the six months ended July 31, 2009, cash provided by investing activities was $33.5 million. Our cash provided by investing activities primarily consisted of the sale of U.S. treasury bills of $45.0 million, offset by purchases of property and equipment for $7.6 million, and purchases of equipment dealerships of $4.0 million. We are now investing our excess cash balances in investments that are classified as cash equivalents.

For the six months ended July 31, 2008, cash used for investing activities was $23.9 million.  Our cash used for investing activities primarily consisted of equipment dealership purchases of $20.3 million and purchases of property and equipment for $3.7 million.  The second quarter $14.4 million purchase of the assets of Mid-Land Equipment Company was the most significant cash acquisition during the six months ended July 31, 2008.

Cash Flow from Financing Activities

For the six months ended July 31, 2009, cash provided by financing activities was $38.9 million. Cash provided by financing activities was primarily the result of an increase in non-manufacturer floorplan notes payable of $25.2 million and proceeds from long-term debt and short-term advances exceeding principal payments on long-term debt by $13.6 million.

For the six months ended July 31, 2008, cash provided by financing activities was $60.7 million.  Cash provided by financing activities was primarily the result of $78.9 million in net proceeds from our May 2008 follow-on common stock offering. Partially offsetting these proceeds were principal payments on long-term debt and subordinated debentures of $16.8 million.

Non-GAAP Cash Flow Reconciliation

Non-GAAP cash flow provided by (used for) operating activities is a non-GAAP financial measure which is adjusted for the following:

•      Non-manufacturer floorplan notes payable: We review our cash flow from operating activities to include all floorplan notes payable activity regardless of whether we obtain the financing from a manufacturer or a non-manufacturer.  We consider inventory financing with both manufacturers and non-manufacturers to be part of the normal operations of our business and use the adjusted cash flow analysis in the evaluation of our inventory and inventory flooring needs.  GAAP categorizes non-manufacturer floorplan payable as financing activities in the Consolidated Statement of Cash Flows.

•      Short-term advances related to customer contracts in transit:  We review our cash flow from operating activities to include short-term advances related to customer contracts in transit.  These advances are directly related to our contracts in transit and are considered part of our working capital.  GAAP categorizes short-term advances related to customer contracts in transit as financing activities in the Consolidated Statements of Cash Flows.

The following table reconciles net cash provided by (used for) operating activities, a GAAP measure, to non-GAAP cash flow provided by operating activities as of July 31, 2009 and net cash provided by financing activities, a GAAP measure, to non-GAAP cash flow provided by financing activities as of July 31, 2009 (in thousands):

		Adjustment	Adjustment	Non-GAAP
	As Reported	(1)	(2)	Measures

Net cash provided by (used for) operating activities	$(27,405)	$25,185	$2,700	$480

Net cash provided by financing activities	38,815	(25,185)	(2,700)	10,930

(1) - Net change in non-manufacturer floorplan notes payable

(2) - Short-term advances related to customer contracts in transit

Non-GAAP cash flow provided by (used for) operating activities should be evaluated in addition to, and not considered a substitute for, or superior to, other GAAP measures such as net cash provided by (used for) operating activities.

Sources of Liquidity

Our primary sources of liquidity are cash reserves, cash flow from operations, proceeds from the issuance of debt and borrowings under our credit facilities. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources.

Adequacy of Capital Resources

Our primary uses of cash have been to fund our strategic acquisitions, finance the purchase of inventory, meet debt service requirements and fund operating activities, working capital, payments due under building space operating leases and manufacturer floorplan notes payable.

Based on our current operational performance, we believe our cash flow from operations, available cash and available borrowings under the existing credit facilities will adequately provide our liquidity needs for, at a minimum, the next 12 months.

Contractual and Commercial Commitments

At July 31, 2009, our long-term debt obligations had increased to $39.6 million, primarily as a result of the $15 million term loan from Bremer Bank.  There were no other material changes in our contractual obligations from those disclosed in our

Annual Report on Form 10-K for the fiscal year ended January 31, 2009.  Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual and Commercial Commitment”.

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

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such “forward-looking” information is included in this Quarterly Report on Form 10-Q, including in “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations,” as well as in our Annual Report on Form 10-K for the year ended January 31, 2009 that was filed with the Securities and Exchange Commission, and in other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company).

Forward-looking statements include all statements based on future expectations and specifically include, among other things, all statements relating to (i) our expectations regarding utilization of our rental fleet and increased margins from such utilization, (ii) our expectations regarding our primary liquidity sources, and (iii) our expectations and beliefs with respect to the uses and adequacy of our capital resources. Any statements that are not based upon historical facts, including the outcome of events that have not yet occurred and our expectations for future performance, are forward-looking statements. The words “potential,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” “plan,” “anticipate,” and similar words and expressions are intended to identify forward-looking statements. Such statements are based upon the current beliefs and expectations of our management. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, adverse market conditions in the agricultural and construction equipment industries, the continuation of unfavorable conditions in the credit markets and those matters identified and discussed in our Annual Report on Form 10-K under the section titled “Risk Factors”.

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

Based upon balances and interest rates as of July 31, 2009, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $1.1 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $1.1 million. At July 31, 2009, we had variable rate floorplan notes payable of $257.6 million, of which approximately $89.6 million was interest-bearing, variable notes payable and long-term debt of $16.9 million, and fixed rate notes payable and long-term debt of $22.7 million.

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

None.

ITEM 3.                                         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The stockholders of the Company voted on one item, the election of three Class II directors, at the Annual Meeting of Stockholders held on June 12, 2009:

Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934.  There was no solicitation in opposition to management’s nominees, and the stockholders elected the following persons as directors of the Company to serve until the 2012 Annual Meeting or until their successors are elected and qualified:

	Votes	Votes
Nominee	For	Withheld
Peter Christianson	14,570,390	1,570,139
Gordon Paul Anderson	15,553,002	587,527
James Williams	15,152,686	987,843

ITEM 5.                                         OTHER INFORMATION

As previously disclosed in Item 1.01 of the Current Report on Form 8-K filed on July 21, 2009, on July 15, 2009, the Company entered into a Loan Agreement (the “Loan Agreement”) with Bremer Bank, N.A. (“Bremer”), which provides for a $25 million revolving operating line of credit (the “Revolving Loan”) and a $15 million term loan (the “Term Loan”).  The Revolving Loan may be used to fund short term working capital requirements of the Company, and replaces the Company’s previous $25 million operating line of credit with Bremer.  The Revolving Loan has a variable interest rate of 0.25% per annum below a Bremer reference rate (subject to a minimum interest rate floor of 4.5%), requires monthly payments of accrued interest commencing August 1, 2009, and has a maturity date of July 14, 2010.  The Term Loan will be used for the long term working capital requirements of the Company.  The Term Loan has a fixed interest rate of 5.90%, requires monthly payments of principal and interest commencing August 1, 2009, and has a maturity date of July 1, 2014.  Advances under the Loan Agreement are secured by substantially all of the Company’s assets.  The Loan Agreement contains customary financial covenants and various restrictive covenants that are substantially identical to those of the previous Bremer loan agreement.  This information is included here for the purpose of also filing it under Item 2.03 of Form 8-K.  Additional information required to be disclosed under Item 2.03 is as follows:  The Loan Agreement contains customary event of default triggers, as well as event of default triggers if the Company is in default of its master dealer agreements with Case IH or New Holland, if such agreements are terminated for any reason, or if the Company’s dealerships representing more than 25% or more of the Company’s gross revenues, cease to be authorized Case IH or New Holland dealers.  If an event of default occurs, Bremer may accelerate all obligations of the Company under the Loan Agreement.

On July 29, 2009, the Company and CNH Capital America LLC entered into an amendment (the “Amendment”) to the Amended and Restated Wholesale Floor Plan Credit Facility and Security Agreement dated November 13, 2007.  Pursuant to the Amendment, effective September 1, 2009, the interest rates will be the prime rate plus 4% on the first $25.0 million in floorplan borrowings prior to December 31, 2009 and the prime rate plus 6% on all other floorplan borrowings.  The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the Amendment, which is included in Exhibit 10.2 filed herewith.

ITEM 6.                                         EXHIBITS

(a)         Exhibits - See “Exhibit Index” on page following signatures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 9, 2009

TITAN MACHINERY INC.

	By	/s/ Peter J. Christianson
Peter J. Christianson
President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

TITAN MACHINERY INCORPORATED

FORM 10-Q

Exhibit No.	Description
*10.1	Loan Agreement dated July 15, 2009 between Bremer Bank, N.A. and the registrant

*10.2	Letter Agreements dated July 29, 2009 and October 17, 2008 between CNH Capital America LLC and the registrant

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith