Form 10-Q
period 2009-10-31
Titan Machinery Inc.
filed 2009-12-10
CIK 1409171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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

The number of shares outstanding of the registrant’s common stock as of December 1, 2009 was: Common Stock, $0.00001 par value, 17,773,534 shares.

TITAN MACHINERY INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. – FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS

TITAN MACHINERY INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	October 31,	January 31,
	2009	2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$82,376	$41,047
U.S. treasury bills	—	44,994
Total cash, cash equivalents and U.S. treasury bills	82,376	86,041

Receivables, net	23,593	19,627
Inventories	355,196	241,094
Prepaid expenses	927	532
Income taxes receivable	—	1,433
Deferred income taxes	2,154	1,426
Total current assets	464,246	350,153

INTANGIBLES AND OTHER ASSETS
Noncurrent parts inventories	1,946	1,509
Goodwill	13,679	12,464
Intangible assets, net of accumulated amortization	312	366
Other	563	487
	16,500	14,826
PROPERTY AND EQUIPMENT, net of accumulated depreciation	45,741	45,269
	$526,487	$410,248
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$14,596	$18,652
Floorplan notes payable	261,905	166,481
Current maturities of long-term debt and short-term advances	9,865	7,623
Customer deposits	9,937	15,158
Accrued expenses	10,373	8,308
Income taxes payable	1,584	—
Total current liabilities	308,260	216,222

LONG-TERM LIABILITIES
Long-term debt, less current maturities	23,192	14,810
Deferred income taxes	4,917	3,503
Other long-term liabilities	3,214	1,946
	31,323	20,259

STOCKHOLDERS’ EQUITY
Common stock, par value $.00001 per share, authorized - 25,000 shares; issued and outstanding - 17,770 at October 31, 2009 and 17,657 at January 31, 2009	—	—
Additional paid-in-capital	138,518	137,755
Retained earnings	48,386	36,012
	186,904	173,767
	$526,487	$410,248

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2009	2008	2009	2008

REVENUE
Equipment	$173,367	$167,950	$439,374	$386,705
Parts	32,961	29,794	91,813	74,910
Service	15,854	12,894	44,036	32,626
Other, including trucking and rental	4,836	3,322	11,288	7,207
TOTAL REVENUE	227,018	213,960	586,511	501,448

COST OF REVENUE
Equipment	155,653	148,678	393,405	343,582
Parts	22,291	20,638	63,767	53,121
Service	5,658	5,019	15,844	12,344
Other, including trucking and rental	3,833	2,279	9,388	5,027
TOTAL COST OF REVENUE	187,435	176,614	482,404	414,074

GROSS PROFIT	39,583	37,346	104,107	87,374

OPERATING EXPENSES	27,792	23,153	79,159	60,805

INCOME FROM OPERATIONS	11,791	14,193	24,948	26,569

OTHER INCOME (EXPENSE)
Interest and other income	180	496	531	1,257
Floorplan interest expense	(1,798)	(783)	(3,461)	(2,082)
Interest expense other	(454)	(46)	(1,045)	(589)

INCOME BEFORE INCOME TAXES	9,719	13,860	20,973	25,155

PROVISION FOR INCOME TAXES	(3,986)	(5,675)	(8,599)	(10,250)

NET INCOME	$5,733	$8,185	$12,374	$14,905

EARNINGS PER SHARE - NOTE 1

EARNINGS PER SHARE - BASIC	$0.33	$0.47	$0.70	$0.94
EARNINGS PER SHARE - DILUTED	$0.32	$0.45	$0.69	$0.91

WEIGHTED AVERAGE SHARES - BASIC	17,604	17,553	17,586	15,864
WEIGHTED AVERAGE SHARES - DILUTED	18,013	18,041	17,958	16,374

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended October 31,
	2009	2008

OPERATING ACTIVITIES
Net income	$12,374	$14,905
Adjustments to reconcile net income to net cash from operations
Depreciation and amortization	5,888	2,939
Deferred income taxes	680	68
Stock-based compensation expense	720	488
Other	(28)	(92)
Changes in assets and liabilities, net of purchase of equipment dealerships assets and assumption of liabilities
Receivables, prepaid expenses and other assets	(4,122)	2,451
Inventories	(49,981)	(14,066)
Floorplan notes payable	5,144	4,637
Accounts payable, customer deposits, accrued expenses and other long-term liabilities	(6,764)	(1,303)
Income taxes	3,017	3,761

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	(33,072)	13,788

INVESTING ACTIVITIES
Net change in U.S. treasury bills	44,994	(49,904)
Property and equipment purchases	(11,066)	(6,072)
Net proceeds from sale of equipment	338	288
Purchase of equipment dealerships, net of cash purchased	(3,737)	(24,275)

NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	30,529	(79,963)

FINANCING ACTIVITIES
Proceeds from follow-on offering of common stock net of underwriting discount of $4,389 and other direct costs of $396	—	78,815
Net change in non-manufacturer floorplan notes payable	33,664	3,603
Short-term advances related to customer contracts in transit	1,329	—
Proceeds from long-term debt borrowings	20,570	691
Principal payments on long-term debt and subordinated debentures	(11,734)	(17,916)
Other	43	40

NET CASH PROVIDED BY FINANCING ACTIVITIES	43,872	65,233

NET CHANGE IN CASH AND CASH EQUIVALENTS	41,329	(942)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	41,047	42,803

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$82,376	$41,861

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) Page – 2

(in thousands)

	Nine Months Ended October 31,
	2009	2008

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period
Income taxes, net of refunds	$5,710	$6,178
Interest	$3,763	$2,763

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchased with long-term debt	$1,772	$—
Net transfer of equipment from fixed assets to inventories	$7,684	$—
Net transfer of financing from long-term debt to floorplan notes payable	$3,180	$—
Acquisition of equipment dealership assets in exchange for cash and assumption of liabilities including purchase accounting adjustments on prior acquisitions
Receivables	$(239)	$(1,255)
Inventories	(6,391)	(25,644)
Deferred income taxes, net	133	328
Property and equipment	(851)	(6,917)
Intangible assets	—	(250)
Goodwill	(1,215)	(1,895)
Accounts payable	(247)	350
Floorplan notes payable	2,443	7,476
Customer deposits	205	391
Accrued expenses	188	43
Income taxes payable	(127)	242
Long-term debt	1,867	735
Non-cash consideration: other long-term liabilities	497	2,121
Cash paid for dealerships, net of cash purchased and adjustments on prior acquisitions	$(3,737)	$(24,275)

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 -       BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended October 31, 2009 are not necessarily indicative of the results that may be expected for the year ending January 31, 2010. The information contained in the balance sheet as of January 31, 2009 was derived from the Company’s audited financial statements for the year then ended. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended January 31, 2009 as filed with the SEC.

Nature of Business

Titan Machinery Inc. (the “Company”) is engaged in the retail sale, service and rental of agricultural and construction machinery through stores in North Dakota, South Dakota, Minnesota, Iowa, Nebraska, Montana and Wyoming.

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

Fair Value of Financial Instruments

The carrying amount of cash, receivables, payables, short-term debt and other current liabilities approximates fair value because of the short maturity and/or frequent repricing of those instruments. Based upon current borrowing rates with similar maturities, the carrying value of the long-term debt approximates the fair value as of October 31, 2009 and January 31, 2009.

Recent Accounting Guidance

In June 2009, the FASB issued authoritative guidance on the FASB Accounting Standards Codification (“ASC” or “Codification”) and the hierarchy of generally accepted accounting principles, codified in ASC 105, Generally Accepted Accounting Principles. This guidance established the Codification as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, excluding guidance from the SEC, was superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Codification does not change GAAP, but instead introduced a new structure that combined all authoritative standards into a comprehensive, topically organized online database. The Codification was effective for interim or annual periods ending after September 15, 2009, and impacted the Company’s financial statement disclosures beginning with the quarter ending October 31, 2009 as all future references to authoritative accounting literature will be referenced in accordance with the Codification.

There will be no changes to the content of the Company’s consolidated financial statements or disclosures as a result of implementing the Codification.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on revenue recognition, codified in ASC 605-25, Revenue Recognition. This guidance modifies the fair value requirements of revenue recognition on multiple element arrangements by allowing the use of the “best estimate of selling price” in addition to vendor specific objective evidence and third-party evidence for determining the selling price of a deliverable. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence, (b) third-party evidence, or (c) estimates. In addition, the guidance eliminates the residual method of allocation and significantly expands the disclosure requirements for such arrangements. This guidance is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is in the process of determining the impact that this guidance will have on the Company’s consolidated financial statements.

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities (“VIEs”), codified in ASC 810, Consolidation. This guidance eliminates the exemption for qualifying special-purpose entities, amends the approach companies use to identify the VIEs for which they are deemed to be the primary beneficiary and are required to consolidate, and requires additional disclosure of an entity’s involvement with a VIE. The guidance requires companies to perform ongoing reassessments of whether it is the primary beneficiary of a VIE. This assessment no longer includes the quantitative-based assessment, and instead requires a qualitative assessment of whether a company has the power to direct the VIE’s activities that most significantly impact the company’s economic performance and whether the entity has the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. This guidance is effective for fiscal years beginning after November 15, 2009. The Company is in the process of determining the impact it will have on the Company’s consolidated financial statements.

In May 2009, the FASB issued authoritative guidance on subsequent events, codified in ASC 855, Subsequent Events. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the guidance as of July 31, 2009. Its adoption did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued authoritative guidance on the accounting and disclosure of assets acquired and liabilities assumed in a business combination that arise from contingencies, and subsequent accounting for these contingencies. This guidance was codified in ASC 805, Business Combinations, and will be effective for the Company on February 1, 2010. Its adoption is not expected to have a material effect on the Company’s consolidated financial statements based on the nature of the assets acquired and liabilities assumed in our business combinations.

In April 2009, the FASB issued authoritative guidance that required disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, in addition to inclusion in annual financial statements. This guidance was codified in ASC 820, Fair Value Measurements and Disclosures. The Company adopted this FSP as of July 31, 2009. Its adoption did not have a material effect on the Company’s consolidated financial statements.

In February 2008, the FASB issued authoritative guidance on fair value measurements, codified in ASC 820, Fair Value Measurements and Disclosures. This guidance permitted a one year deferral of the application of fair value measurements for all non-financial assets and non-financial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted fair value measurements for non-financial assets and non-financial liabilities on February 1, 2009. Its adoption did not have a material effect on the Company’s results of operations, financial position or cash flows.

In December 2007, the FASB issued authoritative guidance on business combinations which provided additional guidance on improving the relevance, representational faithfulness, and comparability of the financial information that a reporting entity provides in its financial reports about a business combination and its effects. This guidance was codified in ASC 805, Business Combinations, and applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted SFAS 141R effective February 1, 2009. Its adoption did not have a material effect on the Company’s consolidated financial statements. Any acquisition made in fiscal 2010 and future periods are subject to this new accounting guidance.

In December 2007, the FASB issued authoritative guidance on accounting and reporting for non-controlling interests in a subsidiary and for the deconsolidation of a subsidiary, codified in ASC 810, Consolidation. This guidance applied to all entities that prepare consolidated financial statements and have an outstanding noncontrolling interest in one or more subsidiaries. The Company adopted this guidance on February 1, 2009. Its adoption did not have a material effect on the Company’s consolidated financial statements.

Earnings Per Share

The following table sets forth the denominator for the computation of basic and diluted earnings per share:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2009	2008	2009	2008

Basic weighted-average shares outstanding	17,604	17,553	17,586	15,864
Plus: Incremental shares from assumed conversions
Restricted Stock	161	86	132	86
Warrants	62	111	74	112
Stock Options	186	291	166	312
Diluted weighted-average shares outstanding	18,013	18,041	17,958	16,374

There were 148,500 and 78,500 stock options outstanding as of October 31, 2009 and 2008, respectively, that were not included in the computation of diluted earnings per share because they were anti-dilutive.

NOTE 2 -       INVENTORIES

	October 31,	January 31,
	2009	2009
	(in thousands)
New equipment	$207,766	$132,502
Used equipment	103,633	68,333
Parts, tires and attachments	40,259	37,314
Work in process	3,538	2,945
	$355,196	$241,094

In addition to the above amounts, the Company has estimated that a portion of its parts inventory will not be sold in the next year. Accordingly, these balances have been classified as noncurrent assets.

NOTE 3 -       LINES OF CREDIT / FLOORPLAN NOTES PAYABLE

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

The Company had no amount outstanding on the Revolving Loan at October 31, 2009. The Loan Agreement contains certain financial covenants which impose minimum levels of current ratio, debt service coverage, and inventory turnover ratio and a maximum level of debt to tangible net worth ratio. As of October 31, 2009, the Company was in compliance with all of these financial covenants.

Floorplan Lines of Credit

The Company has discretionary floorplan lines of credit for equipment purchases totaling approximately $365.0 million with various lending institutions, including a $300.0 million Wholesale Floorplan Credit Facility with CNH Capital America LLC (“CNH”). The available borrowings under the CNH credit facility are reduced by outstanding floorplan notes payable, rental fleet financing and other acquisition-related financing arrangements with CNH. Prior to September 1, 2009, the interest rate for new borrowings under the CNH Capital floorplan line of credit was equal to the prime rate plus 0.3% per annum for most purposes, subject to any interest-free periods offered by CNH. From September 1, 2009 through January 31, 2010, interest rates range from the prime rate plus 4% to the prime rate plus 6% on new borrowings under the CNH Capital floorplan line of credit, subject to any interest-free periods offered by CNH. The CNH Capital credit facility automatically renews on August 31 of each year through August 31, 2012, unless earlier terminated by either party. Under covenants of the CNH credit facility, the Company has agreed, among other things, to maintain various financial ratio levels and to submit certain financial information. As of October 31, 2009, the Company was in compliance with all floorplan financial covenants.

Floorplan notes payable relating to these credit facilities totaled approximately $252.9 million of the total floorplan notes payable balance of $261.9 million outstanding as of October 31, 2009 and $153.8 million of the total floorplan notes payable balance of $166.5 million outstanding as of January 31, 2009. As of October 31, 2009, the Company had approximately $96.9 million in available borrowings remaining under these lines of credit. These floorplan notes carried various interest rates primarily ranging from 3.25 to 9.25% as of October 31, 2009 and January 31, 2009, and are secured by the related inventory. Repayment terms vary by individual notes, but generally payments are made from sales proceeds or rental revenue from the related inventories.

NOTE 4 -       LONG-TERM DEBT

As discussed in Note 3, on July 15, 2009 the Company entered into a Loan Agreement with Bremer Bank that provides for a $25.0 million Revolving Loan and a $15.0 million Term Loan. The Term Loan will be used for the long term working capital requirements of the Company. The Term Loan has a fixed interest rate of 5.9%, requires monthly payments of principal and interest commencing August 1, 2009, and has a maturity date of July 1, 2014. Advances under the Loan Agreement are secured by substantially all of the Company’s assets. The Loan Agreement contains certain financial covenants that impose minimum levels of current ratio, debt service coverage, and inventory turnover ratio and a maximum level of debt to tangible net worth ratio. As of October 31, 2009, the Company was in compliance with all of these financial covenants. See discussion of the Revolving Loan in Note 3.

There was $14.3 million outstanding on this Term Loan as of October 31, 2009. Future maturities on this Term Loan are as follows:

12 Months Ending October 31,	Amount
(in thousands)
2010	$2,688
2011	2,853
2012	3,027
2013	3,215
2014	2,535
Thereafter	—
$14,318

NOTE 5 -       INCOME TAXES

In August 2009, the Internal Revenue Service (“IRS”) completed its audit of the Company, including the uncertain tax position taken during fiscal 2008. All amounts owed to state and federal taxing authorities were paid prior to October 31, 2009. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the nine months ended October 31, 2009 follows (in thousands):

Balance at January 31, 2009	$446
Additions for tax positions related to current year	—
Additions/reductions for tax positions taken in prior years:
Accrued interest expense	9
Reduction due to final IRS settlement	(14)
Reductions for tax positions as a result of:
Settlements	(441)
Lapse of statute of limitations	—
Balance at October 31, 2009	$—

The Company is no longer subject to U.S. federal income tax examinations for fiscal years ending prior to January 31, 2007.

NOTE 6 -       STOCK WARRANTS, STOCK OPTIONS AND RESTRICTED STOCK

Common Stock Warrants

The following table summarizes stock warrant activity for the nine months ended October 31, 2009:

(number of warrants and aggregate intrinsic value in thousands)

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Warrants	Price	Value	Life (Years)

Outstanding and exercisable at January 31, 2009	123	$3.45
Granted	—	—
Exercised	(38)	3.50
Forfeited	—	—
Outstanding and exercisable at October 31, 2009	85	$3.43	$624	2.6

Stock Options

The following table summarizes stock option activity for the nine months ended October 31, 2009:

(number of stock options and aggregate intrinsic value in thousands)

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Options	Price	Value	Life (Years)

Outstanding at January 31, 2009	646	$10.91
Granted	5	11.16
Exercised	(8)	5.32
Forfeited	—	—
Outstanding at October 31, 2009	643	$10.98	$1,472	7.3

Exercisable at October 31, 2009	178	$8.72	$627	6.9

Restricted Stock

The following table summarizes restricted stock activity for the nine months ended October 31, 2009:

(number of restricted shares in thousands)

			Weighted
		Weighted	Average
		Average	Remaining
		Grant Date	Contractual
	Shares	Fair Value	Term
Nonvested at January 31, 2009	92	$10.18	2.1
Granted	84	13.05
Forfeited	(4)	10.90
Vested	(11)	12.78
Nonvested at October 31, 2009	161	$11.48	2.7

The weighted average grant date fair value of restricted stock granted was $13.05 and $20.40 per share for the nine months ended October 31, 2009 and 2008, respectively. The total fair value of restricted stock vested was $133,000 and $13,000 for the nine months ended October 31, 2009 and 2008, respectively. As of October 31, 2009, there was approximately $707,000 of unrecognized compensation cost on non-vested restricted stock that is expected to be recognized over a weighted-average period of 2.7 years.

NOTE 7 -       BUSINESS COMBINATIONS

On May 1, 2009, the Company acquired 100% of the outstanding stock of Winger Implement, Inc. The acquired entity consisted of one agricultural equipment store located in Winger, Minnesota and expands the Company’s presence in the Red River Valley. The acquisition-date fair value of the total consideration transferred for the dealership was $1,450,000. The Company expects the allocation of the purchase price to be finalized within one year of the acquisition date.

On May 28, 2009, the Company acquired certain assets of Arthur Mercantile, Co. The acquired entity consisted of one agricultural equipment store located in Arthur, North Dakota and expands the Company’s presence in the Red River Valley. The acquisition-date fair value of the total consideration transferred for the dealership was $831,697. The Company expects the allocation of the purchase price to be finalized within one year of the acquisition date. James L. Williams, Arthur Mercantile, Co.’s President and Treasurer, is a Titan Machinery director.

On June 30, 2009, the Company acquired certain assets of Valley Equipment, Inc. in Mayville, North Dakota. The acquired entity consisted of one agricultural equipment store and expands the Company’s presence in the Red River Valley. The acquisition-date fair value of the total consideration transferred for the dealership was $753,404. The Company expects the allocation of the purchase price to be finalized within one year of the acquisition date.

On August 14, 2009, the Company acquired certain assets of Lickness Bros. Implement Co. The acquired entity consisted of one agricultural equipment store located in Britton, South Dakota and is contiguous to existing markets in Northeast South Dakota and Southeast North Dakota.  The acquisition-date fair value of the total consideration transferred for the dealership was $209,551. The Company expects the allocation of the purchase price to be finalized within one year of the acquisition date.

During the nine months ended October 31, 2009 adjustments were recorded to finalize the purchase price allocations of prior acquisitions and for additional consideration of $1,063,000 earned and paid under agreements disclosed in our Form 10-K for the fiscal year ended January 31, 2009 as filed with the SEC. These adjustments and additional consideration resulted in a net increase in goodwill of $862,000.

The results of operations have been included in the Company’s consolidated results of operations since the date of each respective business combination. The fair value of assets acquired and liabilities assumed in the above business combinations and adjustments on prior acquisitions are presented in the following table:

(in thousands)

Cash	73
Receivables	239
Inventories	6,391
Deferred income taxes	8
Property and equipment	851
Goodwill	1,215
$8,777

Accounts payable	$(247)
Floorplan notes payable	2,443
Customer deposits	205
Accrued expenses	188
Income taxes payable	(127)
Long-term debt	1,867
Deferred income taxes	141
$4,470

Cash consideration	3,810
Non-cash consideration: other long-term liabilities	497
Total consideration	$4,307

Goodwill of $1,068,000 recorded in the acquisition transactions during the nine months ended October, 31, 2009 is expected to be deductible for tax purposes.

NOTE 8 -       SUBSEQUENT EVENTS

On November 2, 2009, the Company closed on the acquisition of certain assets of Oskaloosa Implement Co., for approximately $2,559,000. The acquired entity consisted of two agricultural equipment stores located in Pella and Oskaloosa, Iowa and expands the Company’s presence in Iowa.  Used equipment inventory of approximately $1,752,000, and the related floorplan notes payable and accounts payable, were purchased in October 2009 and are included in the Company’s balance sheet as of October 31, 2009.

On November 2, 2009, the Company acquired 100% of the outstanding stock of Valley Farm Equipment, Inc. in Milbank, South Dakota, for approximately $1,860,000. The acquired entity consisted of one agricultural equipment store and is strategically located in the Whetstone Valley in Eastern South Dakota, between Titan Machinery’s existing dealerships in Graceville, Minnesota, Watertown, South Dakota, and Aberdeen, South Dakota.

The Company evaluated for the occurrence of subsequent events through December 10, 2009, the issuance date of the Company’s financial statements. No recognized or non-recognized subsequent events occurred except as noted above.

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

Our net income was $5.7 million, or $0.32 per diluted share, for the three months ended October 31, 2009, compared to $8.2 million, or $0.45 per diluted share, for the three months ended October 31, 2008. Significant factors impacting the quarter were:

•                  Overall revenue growth was due to acquisitions and was partially offset by declines in same-store sales resulting from a particularly strong agriculture equipment market in the third quarter of fiscal 2009 and a challenging construction market, as compared to the third quarter of fiscal 2009;

•                  Increase in gross profits primarily due to increased revenues;

•                  Increase in operating expenses as a percent of revenue primarily due to an increased concentration of construction stores in our overall store composition, as well as lower revenues due to the challenging construction market; and

•                  Increase in inventories reflecting historical stocking levels to support future sales.

Results of Operations

Comparative financial data for each of our four sources of revenue are expressed below. The results for these periods include the operating results of the acquisitions made during these periods. The period-to-period comparisons included below are not necessarily indicative of future results:

	Three Months Ended October 31,			Nine Months Ended October 31,
			Percent			Percent
	2009	2008	Change	2009	2008	Change
	(dollars in thousands)			(dollars in thousands)
Equipment
Revenue	$173,367	$167,950	3.2%	$439,374	$386,705	13.6%
Cost of revenue	155,653	148,678	4.7%	393,405	343,582	14.5%
Gross profit	$17,714	$19,272	(8.1)%	$45,969	$43,123	6.6%

Parts
Revenue	$32,961	$29,794	10.6%	$91,813	$74,910	22.6%
Cost of revenue	22,291	20,638	8.0%	63,767	53,121	20.0%
Gross profit	$10,670	$9,156	16.5%	$28,046	$21,789	28.7%

Service
Revenue	$15,854	$12,894	23.0%	$44,036	$32,626	35.0%
Cost of revenue	5,658	5,019	12.7%	15,844	12,344	28.4%
Gross profit	$10,196	$7,875	29.5%	$28,192	$20,282	39.0%

Other, including trucking and rental
Revenue	$4,836	$3,322	45.6%	$11,288	$7,207	56.6%
Cost of revenue	3,833	2,279	68.2%	9,388	5,027	86.8%
Gross profit	$1,003	$1,043	(3.8)%	$1,900	$2,180	(12.8)%

The following table sets forth our statements of operations data expressed as a percentage for each of our four sources of revenue for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008

Revenue
Equipment	76.4%	78.5%	74.9%	77.1%
Parts	14.5%	13.9%	15.7%	15.0%
Service	7.0%	6.0%	7.5%	6.5%
Other, including trucking and rental	2.1%	1.6%	1.9%	1.4%
Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue
Equipment	68.6%	69.5%	67.1%	68.5%
Parts	9.8%	9.6%	10.9%	10.6%
Service	2.5%	2.3%	2.7%	2.5%
Other, including trucking and rental	1.7%	1.1%	1.5%	1.0%
Total cost of revenue	82.6%	82.5%	82.2%	82.6%

Gross profit	17.4%	17.5%	17.8%	17.4%

Operating expenses	12.2%	10.8%	13.5%	12.1%

Income from operations	5.2%	6.7%	4.3%	5.3%

Three Months Ended October 31, 2009 Compared to Three Months Ended October 31, 2008

Revenue

	Three months ended	Three months ended		Percent
	October 31, 2009	October 31, 2008	Increase	Change
	(dollars in thousands)

Equipment	$173,367	$167,950	$5,417	3.2%
Parts	32,961	29,794	3,167	10.6%
Service	15,854	12,894	2,960	23.0%
Other, including trucking and rental	4,836	3,322	1,514	45.6%

Total Revenue	$227,018	$213,960	$13,058	6.1%

The increase in revenue for the three months ended October 31, 2009, as compared to the same period last year, was due to acquisitions contributing to current period revenue, offset by a decline in same-store sales. Acquisitions contributed $25.1 million of the increase in total revenue, while same-store sales declined by $12.0 million. Revenue from acquisitions was negatively impacted by the slow construction market we are currently experiencing and the large number of construction stores acquired in the prior year. Same-store sales decreased 5.7% over the same period of the prior year, resulting from a particularly strong equipment market in the third quarter of fiscal 2009 that did not recur in the third quarter of fiscal 2010.

Cost of Revenue

	Three months ended	Three months ended		Percent
	October 31, 2009	October 31, 2008	Increase	Change
	(dollars in thousands)

Equipment	$155,653	$148,678	$6,975	4.7%
Parts	22,291	20,638	1,653	8.0%
Service	5,658	5,019	639	12.7%
Other, including trucking and rental	3,833	2,279	1,554	68.2%

Total cost of revenue	$187,435	$176,614	$10,821	6.1%

The increase in cost of revenue for the three months ended October 31, 2009, as compared to the same period last year, was primarily due to increased revenue. Acquisitions contributed $20.6 million of the increase in total cost of revenue, while the decline in same-store sales resulted in a decrease in cost of revenue of $9.8 million. As a percentage of revenue, cost of revenue was 82.6% compared to 82.5% for the third quarter of fiscal 2009.

Gross Profit

	Three months ended	Three months ended	Increase/	Percent
	October 31, 2009	October 31, 2008	(Decrease)	Change
	(dollars in thousands)

Equipment	$17,714	$19,272	$(1,558)	(8.1)%
Parts	10,670	9,156	1,514	16.5%
Service	10,196	7,875	2,321	29.5%
Other, including trucking and rental	1,003	1,043	(40)	(3.8)%

Total Gross Profit	$39,583	$37,346	$2,237	6.0%

The $2.2 million increase in gross profit for the three months ended October 31, 2009, as compared to the same period last year, was primarily due to increased revenue. Acquisitions contributed $4.5 million to the increase in gross profit for the three months ended October 31, 2009, offset by a decrease in same-store gross profits of $2.3 million from the three months ended October 31, 2008. Gross profit margins were 17.4% for the third quarter of fiscal 2010, compared to 17.5% for the third quarter of fiscal 2009. The gross profit margin on equipment revenues for the third quarter of fiscal 2010 declined compared to the same period last year due to a particularly strong equipment market in the third quarter of fiscal 2009 that did not recur in the third quarter of fiscal 2010, but was enhanced by a manufacturer incentive program. The gross profit margin on parts revenues for the third quarter of fiscal 2010, as compared to the same period last year, was enhanced by a parts incentive program.

Operating Expenses

	Three months ended	Three months ended		Percent
	October 31, 2009	October 31, 2008	Increase	Change
	(dollars in thousands)
Operating Expenses	$27,792	$23,153	$4,639	20.0%

The $4.6 million increase in operating expenses, as compared to the same period last year, was primarily due to the additional costs associated with acquisitions such as compensation, rent and depreciation. As a percentage of total revenue, operating expenses increased to 12.2% for the third quarter of fiscal 2010 compared to 10.8% for the third quarter of fiscal 2009. This increase from the prior year was due to the increased number of construction stores, which have higher operating expenses as a percent of revenue, as well as lower revenues due to the challenging construction market, as compared to the same period of fiscal 2009. In addition, the strong prior year sales resulted in improved fixed operating expense utilization as a percentage of sales in the third quarter of fiscal 2009.

Other Income (Expense)

	Three months ended	Three months ended	Increase/	Percent
	October 31, 2009	October 31, 2008	(Decrease)	Change
	(dollars in thousands)
Interest and other income	$180	$496	$(316)	(63.7)%
Floorplan interest expense	(1,798)	(783)	1,015	129.6%
Interest expense	(454)	(46)	408	887.0%

Interest and other income decreased $0.3 million for the three months ended October 31, 2009, as compared to the same period last year, as we invested our cash balances in highly secure investments that carried lower interest rates than those earned in the three months ended October 31, 2008. The increase in floorplan interest expense was due to the increase in floorplan notes payable balances and higher interest rates for the three months ended October 31, 2009, as compared to the same period in the prior year. The increase in interest expense resulted from higher long-term debt balances.

Provision for Income Taxes

	Three months ended	Three months ended		Percent
	October 31, 2009	October 31, 2008	Decrease	Change
	(dollars in thousands)
Provision for income taxes	$3,986	$5,675	$(1,689)	(29.8)%

The effective tax rate was 41.0% for the three months ended October 31, 2009 and 2008, respectively.

Nine Months Ended October 31, 2009 Compared to Nine Months Ended October 31, 2008

Revenue

	Nine Months Ended	Nine Months Ended		Percent
	October 31, 2009	October 31, 2008	Increase	Change
	(dollars in thousands)
Equipment	$439,374	$386,705	$52,669	13.6%
Parts	91,813	74,910	16,903	22.6%
Service	44,036	32,626	11,410	35.0%
Other, including trucking and rental	11,288	7,207	4,081	56.6%

Total Revenue	$586,511	$501,448	$85,063	17.0%

The increase in revenue for the nine months ended October 31, 2009, as compared to the same period last year, was due to acquisitions contributing to current period revenue, offset by a decline in same-store sales. Acquisitions contributed $86.4 million of the increase in total revenue, while same-store sales declined by $1.3 million, a decrease of 0.3% over the same period of the prior year. Revenue from acquisitions was negatively impacted by the slow construction market we are currently experiencing and the large number of construction stores acquired in the prior year.

Cost of Revenue

	Nine Months Ended	Nine Months Ended		Percent
	October 31, 2009	October 31, 2008	Increase	Change
	(dollars in thousands)
Equipment	$393,405	$343,582	$49,823	14.5%
Parts	63,767	53,121	10,646	20.0%
Service	15,844	12,344	3,500	28.4%
Other, including trucking and rental	9,388	5,027	4,361	86.8%

Total cost of revenue	$482,404	$414,074	$68,330	16.5%

The increase in cost of revenue for the nine months ended October 31, 2009, as compared to the same period last year, was primarily due to increased revenue. Acquisitions contributed $70.8 million of the increase in total cost of revenue, while the decline in same-store sales resulted in a decrease in cost of revenue of $2.5 million. As a percentage of revenue, cost of revenue was 82.2% for the nine months ended October 31, 2009 compared to 82.6% for the nine months ended October 31, 2008.

Gross Profit

	Nine Months Ended	Nine Months Ended	Increase/	Percent
	October 31, 2009	October 31, 2008	(Decrease)	Change
	(dollars in thousands)

Equipment	$45,969	$43,123	$2,846	6.6%
Parts	28,046	21,789	6,257	28.7%
Service	28,192	20,282	7,910	39.0%
Other, including trucking and rental	1,900	2,180	(280)	(12.8)%

Total Gross Profit	$104,107	$87,374	$16,733	19.2%

The $16.7 million increase in gross profit for the nine months ended October 31, 2009, as compared to the same period last year, was primarily due to increased revenue. Acquisitions contributed $15.6 million to the increase in gross profit for the nine months ended October 31, 2009, while increases in same-store gross profits provided the remaining $1.1 million of the gross profit improvement. Gross profit margins were 17.8% for the nine months ended October 31, 2009, compared to 17.4% for the nine months ended October 31, 2008. The gross profit margin on equipment revenues for the nine months ended October 31, 2009 declined compared to the same period in fiscal 2009 due to a particularly strong equipment market in the third quarter of fiscal 2009 that did not recur in the third quarter of fiscal 2010, but was enhanced by a manufacturer incentive program. The gross profit margin on parts revenues for the third quarter of fiscal 2010, as compared to the same period last year, was enhanced by a parts incentive program. The decrease in gross profit margins on other, including trucking and rental, was due to a lower utilization of our rental fleet.

Operating Expenses

	Nine Months Ended	Nine Months Ended		Percent
	October 31, 2009	October 31, 2008	Increase	Change
	(dollars in thousands)
Operating Expenses	$79,159	$60,805	$18,354	30.2%

The $18.3 million increase in operating expenses for the nine months ended October 31, 2009, as compared to the same period last year, was primarily due to the additional costs associated with acquisitions such as compensation, rent and depreciation. As a percentage of total revenue, operating expenses increased to 13.5% for the nine months ended October 31, 2009, compared to 12.1% for the nine months ended October 31, 2008. This increase from the prior year is due to the increased number of construction stores, which have higher operating expenses as a percent of revenue, as well as lower revenues due to the challenging construction market, as compared to the same period of fiscal 2009.

Other Income (Expense)

	Nine Months Ended	Nine Months Ended	Increase/	Percent
	October 31, 2009	October 31, 2008	(Decrease)	Change
	(dollars in thousands)
Interest and other income	$531	$1,257	$(726)	(57.8)%
Floorplan interest expense	(3,461)	(2,082)	1,379	66.2%
Interest expense	(1,045)	(589)	456	77.4%

Interest and other income decreased $0.7 million for the nine months ended October 31, 2009 as we invested our cash balances in highly secure investments that carried lower interest rates than those earned in the nine months ended October 31, 2008. The increase in floorplan interest expense was primarily due to the increase in floorplan notes payable balances for the nine months ended October 31, 2009 compared to the same period in the prior year. The increase in interest expense resulted from higher long-term debt balances.

Provision for Income Taxes

	Nine Months Ended	Nine Months Ended		Percent
	October 31, 2009	October 31, 2008	Decrease	Change
	(dollars in thousands)
Provision for income taxes	$8,599	$10,250	$(1,651)	(16.1)%

The effective tax rate was 41.0% for the nine months ended October 31, 2009 and 2008, respectively.

Liquidity and Capital Resources

Cash Flow from Operating Activities

For the nine months ended October 31, 2009, our cash flow used in operating activities was $33.1 million. Our cash flow from operations was primarily the result of our reported net income of $12.4 million, an increase in floorplan notes payable of $5.1 million and an add-back of non-cash depreciation and amortization of $5.9 million. This amount was principally offset by an increase in inventories of $50.0 million and a net decrease in accounts payable, customer deposits, accrued expenses and other long-term liabilities of $6.8 million. The increase in inventories reflects historical stocking levels to support future sales.

For the nine months ended October 31, 2008, our cash flow provided by operating activities was $13.8 million.  Our cash flow from operations was primarily the result of our reported net income of $14.9 million, a net decrease in receivables, prepaid expenses and other assets of $2.5 million, a net increase in floorplan notes payable of $4.6 million, an increase in income taxes of $3.8 million, and an add-back of non-cash depreciation and amortization of $2.9 million.  This amount was principally offset by an increase in inventories of $14.0 million and a net decrease in accounts payable, customer deposits, accrued expenses and other long-term liabilities of $1.3 million.  The increase in inventory was primarily the result of a build-up of new equipment inventory for the fourth quarter.

We evaluate our cash flow from operating activities net of all floorplan activity and short-term advances related to customer contracts in transit.  Taking these adjustments into account, our non-GAAP cash flow provided by operating activities as of October 31, 2009 was $1.9 million.  For a reconciliation of this non-GAAP financial measure, please see the Non-GAAP Cash Flow Reconciliation below.

Cash Flow from Investing Activities

For the nine months ended October 31, 2009, cash provided by investing activities was $30.5 million. Our cash provided by investing activities primarily consisted of the sale of U.S. treasury bills of $45.0 million, offset by purchases of property and equipment for $11.1 million, and purchases of equipment dealerships of $3.7 million. We are now investing our excess cash balances in investments that are classified as cash equivalents.

For the nine months ended October 31, 2008, cash used for investing activities was $80.0 million.  Our cash used for investing activities primarily consisted of the purchase of U.S. treasury bills of $49.9 million, equipment dealership purchases of $24.3 million and purchases of property and equipment for $6.1 million.  We began purchasing U.S. treasury bills in the third quarter of the current year to safely invest our cash reserves.  The second quarter $14.4 million purchase of the Mid-Land Equipment Company was the most significant cash acquisition during the nine months ended October 31, 2008.

Cash Flow from Financing Activities

For the nine months ended October 31, 2009, cash provided by financing activities was $43.9 million. Cash provided by financing activities was primarily the result of an increase in non-manufacturer floorplan notes payable of $33.7 million and proceeds from long-term debt and short-term advances exceeding principal payments on long-term debt by $10.2 million.

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

The following table reconciles net cash provided by (used for) operating activities, a GAAP measure, to non-GAAP cash flow provided by operating activities as of October 31, 2009 and net cash provided by financing activities, a GAAP measure, to non-GAAP cash flow provided by financing activities as of October 31, 2009 (in thousands):

		Adjustment	Adjustment	Non-GAAP
	As Reported	(1)	(2)	Measures

Net cash provided by (used for) operating activities	$(33,072)	$33,664	$1,329	$1,921

Net cash provided by financing activities	43,872	(33,664)	(1,329)	8,879

(1) - Net change in non-manufacturer floorplan notes payable

(2) - Net change in short-term advances related to customer contracts in transit

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

Forward-looking statements include all statements based on future expectations and specifically include, among other things, all statements relating to (i) our expectations regarding parts inventory sales, (ii) our expectations regarding our primary liquidity sources, and (iii) our expectations and beliefs with respect to the uses and adequacy of our capital resources. Any statements that are not based upon historical facts, including the outcome of events that have not yet occurred and our expectations for future performance, are forward-looking statements. The words “potential,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” “plan,” “anticipate,” and similar words and expressions are intended to identify forward-looking statements. Such statements are based upon the current beliefs and expectations of our management. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, adverse market conditions in the agricultural and construction equipment industries, the continuation of unfavorable conditions in the credit markets and those matters identified and discussed in our Annual Report on Form 10-K under the section titled “Risk Factors”.

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

Based upon balances and interest rates as of October 31, 2009, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $1.2 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $1.2 million. At October 31, 2009, we had variable rate floorplan notes payable of $261.9 million, of which approximately $108.8 million was interest-bearing, variable notes payable and long-term debt of $12.7 million, and fixed rate notes payable and long-term debt of $20.4 million.

Our policy is not to enter into derivatives or other financial instruments for trading or speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

(a)                                 Evaluation of disclosure controls and procedures. After evaluating the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 the (“Exchange Act”) as of the end of the period covered by this quarterly report, our Chief Executive Officer and Chief Financial Officer with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective to ensure that information that is required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer, with the participation of the Company’s management, have also concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

(b)                                Changes in internal controls. The Company is in the process of converting to a new enterprise resource planning (ERP) system, which is scheduled to be implemented in phases.  During the fiscal quarter ended October 31, 2009, the Company went live on its initial phase of the new ERP system implementation, which included the financial reporting and shared resource center functions.  The Company believes that the new ERP system and related changes to internal controls will enhance the Company’s internal controls over financial reporting.  The Company has taken the necessary steps to monitor and maintain appropriate internal controls during this period of change and will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

Other than the implementation of the new ERP system discussed above, there has not been any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during its most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 5.                  OTHER INFORMATION

None.

ITEM 6.                  EXHIBITS

(a)              Exhibits - See “Exhibit Index” on page following signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 10, 2009

TITAN MACHINERY INC.

By	/s/ Peter J. Christianson
Peter J. Christianson
President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

TITAN MACHINERY INCORPORATED

FORM 10-Q

Exhibit No.	Description
*10.1	Letter Agreement with CNH Capital America, LLC dated November 25, 2009

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith