Form 10-K
period 2010-01-31
Titan Machinery Inc.
filed 2010-04-15
CIK 1409171

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 31, 2010

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
 Common Stock, $0.00001 Par Value (Nasdaq Global Market)

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of our common stock held by non-affiliates as of July 31, 2009 was approximately $148.3 million (based on the last sale price of $12.43 per share on such date as reported on the Nasdaq Global Market).

        The number of shares outstanding of the registrant's common stock as of April 1, 2010 was: Common Stock, $0.00001 par value, 17,784,550 shares.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the proxy statement for the registrant's 2010 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report.

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

i

ITEM 1.    BUSINESS

Our Company

Overview

        We own and operate a network of full service agricultural and construction equipment stores in the United States. Based upon information provided to us by CNH Global N.V. or its U.S. subsidiary CNH America LLC, collectively referred to in this Form 10-K as CNH, we are the world's largest retail dealer of Case IH Agriculture equipment and a major retail dealer of New Holland Agriculture, Case Construction and New Holland Construction equipment in the U.S. We have two primary business segments, Agriculture and Construction, within each of which we sell and rent new and used equipment, sell parts, and service the equipment in the areas surrounding our stores.

        The agricultural equipment we sell and service includes machinery and attachments for uses ranging from large-scale farming to home and garden use. The construction equipment we sell and service includes heavy construction and light industrial machinery for commercial and residential construction, road and highway construction and mining. Within each of our operating segments, we engage in four principal business activities:

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

        Throughout our 30-year operating history we have built an extensive, geographically contiguous network of 72 stores, including three outlet stores. Our agricultural equipment stores are located in highly productive farming regions, including the Red River valley in eastern North Dakota and northwestern Minnesota and western portions of the corn belt in Iowa, eastern South Dakota and southern Minnesota. Our construction equipment stores are located in North Dakota, South Dakota, Iowa, Montana, Wyoming, eastern Nebraska and western Minnesota.

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

        We have a history of successful growth through acquisitions. Since January 1, 2003, we have completed 29 acquisitions consisting of 62 stores operating in seven states, including 14 acquisitions consisting of 31 stores completed since our initial public offering on December 11, 2007. We have a well-established track record of successfully integrating acquired stores through the Titan Operating Model, retaining acquired-store employees and maintaining acquired-store customer relationships. We expect that acquisitions will continue to be an important component of our consolidated and segment growth.

Industry Overview

Agricultural Equipment Industry

        Agricultural equipment is purchased primarily for the production of food, fiber, feed grain and renewable energy. It is also purchased for home and garden applications and maintenance of commercial, residential and government properties. Deere & Company, CNH and AGCO Corporation are the largest global manufacturers and supply a full line of equipment and parts that address the primary machinery requirements of farmers. For the most recent fiscal year-ends for which information is currently available, revenue from agriculture operations was $18.1 billion for Deere & Company, $10.7 billion for CNH and $6.6 billion for AGCO. In addition to the major manufacturers, several short-line manufacturers produce specialized equipment that addresses regional and niche requirements of farmers. Agricultural equipment manufacturers typically grant dealers in the U.S. authorized store locations, not exclusive territories, to distribute their products.

        We believe there are many factors that influence demand for agricultural equipment, parts and repair and maintenance services, including commodity prices, interest rates, general economic conditions and weather. Conditions can fluctuate drastically in a short time period, creating volatility in demand, especially for equipment, in a given year. Government subsidies also influence demand for agricultural equipment. Legislation, most notably the U.S. Farm Bill and the Farm Security and Rural Investment Act of 2002, attempts to stabilize the agriculture industry through USDA subsidies. USDA subsidies include (i) commodity programs consisting of direct, counter-cyclical and price support payments to farmers; (ii) conservation programs; and (iii) disaster relief programs. We believe USDA subsidies reduce financial volatility and help ensure that farmers operate their farms and equipment during economic down cycles, thus stabilizing demand for equipment, replacement parts and repair and maintenance services.

Construction Equipment Industry

        Construction equipment is purchased primarily for commercial, residential and infrastructure construction, as well as for demolition, maintenance, mining, energy production and forestry operations. The market for construction equipment is larger than the market for agricultural equipment and is segmented across multiple categories including earth moving, lifting, light industrial, asphalt and paving, and concrete and aggregate equipment. We believe Caterpillar, Inc., Komatsu Ltd., Deere & Company, CNH and Ingersoll-Rand Co. Ltd. are the largest global manufacturers of construction equipment. These companies generated revenue from their construction operations of $29.5 billion for Caterpillar, $20.4 billion for Komatsu, $2.6 billion for Deere & Company, and $2.1 billion for CNH for the most recent fiscal year-ends for which information is currently available. As in the agricultural equipment market, distribution of construction equipment in the U.S. is executed primarily by manufacturer authorized dealers; however, manufacturers' dealership agreements in the construction industry typically assign exclusive distribution territories.

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

Titan Operating Model

        We believe the Titan Operating Model is a key element to our continued success. Through the Titan Operating Model, we empower leadership and share best practices at the store level while realizing efficiencies at the corporate level. We believe exceptional customer service is most efficiently delivered through accountable store employees who are supported by centralized administrative, finance and marketing functions. By managing our business as a network of independent stores supported by a centralized, shared resources group, we ensure coordination of the entire enterprise while promoting local business relationships on a store-by-store basis. We have implemented the Titan Operating Model in each of our reporting segments.

Strong Stores

        Each of our stores is run by a store manager who is reviewed and compensated based on the store's achievement of revenue, profitability, market share and balance sheet objectives. Also, each store is typically staffed by a parts manager, a service manager and field marketers, all of whom report directly to the store manager. Under our operating model, decision-making for customer-related issues is decentralized, with each store manager responsible for matters such as the type of equipment to stock, equipment pricing, customer credit approvals, staffing levels and customer satisfaction. This operating model enables each trained and motivated store manager to concentrate on customers' equipment, parts and service needs, while our shared resources group manages the administrative functions of the store. We believe customers in our industry view store managers and sales and service personnel as important partners in operating their businesses. Therefore, we believe developing and supporting strong store managers enables us to grow same-store sales through fostering new relationships and further developing existing relationships with our customers. In addition, we believe that choosing to centralize customer-related decision making at the corporate level risks undermining the partnership many customers seek to build with their dealer.

Shared Resources

        Our shared resources group provides a range of services to support our stores, including warranty and service administration, information technology support, administration, marketing campaigns, human resources management, finance and insurance, central purchasing, accounting, data administration and cash management. We believe these functions can be run more efficiently when combined and provide more sophisticated tools to our store managers than an independent dealership could support alone. We maintain accountability through our management reporting systems, which provide data on certain key operational and financial metrics on a daily basis, as well as a comprehensive review of financial performance on a monthly basis. We believe the services provided by our shared resources group enables our stores to achieve a higher level of customer service by freeing them from certain general and administrative functions and a more competitive market presence at a lower cost than would be feasible if our stores operated independently. Furthermore, as we acquire new stores, we believe the shared services required to support these stores will grow at a lower rate than our overall growth in store count.

Management Development and Succession Planning

        Our executives work closely with our regional and store managers and mid-level corporate managers to ensure the managers benefit from our executives' industry knowledge and execute operational excellence in line with our management philosophy. We also conduct formal meetings on a monthly basis with our store managers and regional managers to assess operational and financial objectives, develop near-term strategies and share best practices across the organization. We believe the relationships between our executives, regional managers, store managers and mid-level corporate managers will sustain our financial success through continued implementation of our effective operating model, by providing a strong pool of capable successors to our current team of executives, regional managers and store managers. Further, we have deliberately structured our store personnel with entrepreneurial individuals trained, including through our programs, to move up the management ladder. In addition, we sponsor programs with several Technical Colleges and Community Colleges that offer scholarships to students who will ultimately work for us in various capacities empowered with the basic knowledge and tools to succeed.

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

Superior Customer Service to Attract and Retain Customers

        We believe our ability to respond quickly to our customers' demands is a key to profitable growth. Our executives are committed to maintaining a customer-focused culture. We spend significant time and resources training our employees to effectively service our customers in each of our local markets, which we believe will increase our revenue. Our training program involves active participation in all manufacturer-sponsored training programs and the use of industry experts as consultants for customized training programs and a training team to assist in the integration of newly-acquired operations. We also partner with several technical colleges to sponsor students who we plan to ultimately employ. In particular, the following capabilities enable us to better service our customers:

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

Diverse and Stable Customer Base to Avoid Market Volatility

        We believe our large and diverse customer base limits our exposure to risks associated with customer concentration and fluctuations in local market conditions. We have long and stable relationships with many of our customers. During fiscal 2010, we conducted business with approximately 58,000 customers, none of whom accounted for more than 1.0% of our total revenue and our top ten customers combined represented approximately 5.3% of our total revenue.

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

Experienced Management Team to Implement our Growth Strategy

        Our executive team is led by David Meyer, our Chairman and Chief Executive Officer, and Peter Christianson, our President and Chief Financial Officer, who have approximately 35 and 31 years, respectively, of industry experience. Our regional managers, store managers and field marketers also have extensive knowledge and experience in our industry. In addition, we compensate, develop and review our regional managers and store managers based on an approach that aligns their incentives with the goals and objectives of our company, including achievement of revenue, profitability, market share and balance sheet objectives. We believe the strength of our management team will help our success in the marketplace.

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

        The consent of CNH is required to acquire any CNH dealership, and the consent of Bremer Bank, N.A. ("Bremer Bank") and GE Commercial Distribution Finance ("GE") is required for the acquisition of dealerships meeting certain thresholds or other criteria defined in the financing agreements with the respective entities.

        The table below summarizes our acquisition of 29 dealers, totaling 62 stores, since January 1, 2003. Certain stores (designated with an *) are included in the Agriculture segment but also sell some construction equipment.

  Agriculture Segment

Acquired Dealer	Location of Stores
Titan Machinery, LLC	Watertown, South Dakota
January 2003	Wahpeton, North Dakota
Casselton, North Dakota
Fargo, North Dakota
Consolidated Ag Service, Inc.	Graceville, Minnesota
February 2004	Marshall, Minnesota*
Pipestone, Minnesota

Acquired Dealer	Location of Stores
Smith International, Inc.	Waverly, Iowa
March 2005
H.C. Clark Implement Co., Inc.	Aberdeen, South Dakota*
May 2005
Vern Anderson, Inc.	Anthon, Iowa
November 2005	Cherokee, Iowa
Kingsley, Iowa
Le Mars, Iowa
Walterman Implement, Inc.	Dike, Iowa
November 2005
Farm Power, Inc. of Minnesota and related entities	Elbow Lake, Minnesota
March 2006	Fergus Falls, Minnesota
Richland County Implement, Inc.	Wahpeton, North Dakota
February 2007
Aberdeen Equipment Co., Huron Equipment Co. and Redfield Equipment Co.	Aberdeen, South Dakota*
April 2007	Huron, South Dakota
Redfield, South Dakota
Red Power International, Inc.	Ada, Minnesota
August 2007	Crookston, Minnesota*
Twin City Implement, Inc.	Mandan, North Dakota*
November 2007
Reiten & Young International, Inc.	Grand Forks, North Dakota*
December 2007
Avoca Operations, Inc. and Greenfield Operations, Inc.	Avoca, Iowa
January 2008	Greenfield, Iowa
Ceres Equipment Inc.	Roseau, Minnesota
February 2008
Quad County Implement, Inc.	Blairstown, Iowa
May 2008
Wolf's Farm Equipment, Inc.	Kintyre, North Dakota
September 2008
Pioneer Garage, Inc.	Pierre, South Dakota
October 2008	Highmore, South Dakota
Miller, South Dakota
Anderson Power and Equipment, Inc.	Thief River Falls, Minnesota
December 2008

Acquired Dealer	Location of Stores
Winger Implement, Inc.	Winger, Minnesota
May 2009
Arthur Mercantile Company	Arthur, North Dakota
May 2009
Valley Equipment, Inc.	Mayville, North Dakota
June 2009
Lickness Bros. Implement Co.	Britton, South Dakota
August 2009
Oskaloosa Implement Co.	Pella, Iowa
November 2009	Oskaloosa, Iowa
Valley Farm Equipment, Inc.	Milbank, South Dakota
November 2009

  Construction Segment

Acquired Dealer	Location of Stores
Krider Equipment Co., Inc.	Fargo, North Dakota
January 2003	Bismarck, North Dakota
Fargo Tractor & Equipment, Inc.	West Fargo, North Dakota
January 2003
Piorier Equipment Company, Inc. and related entities	Sioux City, Iowa
June 2006	Marshall, Minnesota
Rapid City, South Dakota
Sioux Falls, South Dakota
Mid-Land Equipment Company, L.C.	Des Moines, Iowa
May 2008	Davenport, Iowa
Clear Lake, Iowa
Cedar Rapids, Iowa
Omaha, Nebraska
Lincoln, Nebraska
Western Plains Machinery Co. and WP Rentals LLC	Billings, Montana (2 stores)
December 2008	Belgrade, Montana
Great Falls, Montana
Missoula, Montana
Columbia Falls, Montana
Cheyenne, Wyoming
Casper, Wyoming
Gillette, Wyoming

Integrate New Dealers into the Titan Operating Model

        We have developed the Titan Operating Model to optimize the performance and profitability of each of our stores. Upon consummation of each acquisition, we integrate acquired stores into our operations by implementing the Titan Operating Model to enhance each acquired store's performance within its target market. We generally complete integration of a store within 18 months, although it may take several years before acquired stores fully realize the benefits of the Titan Operating Model. We believe the Titan Operating Model provides us with multiple points of customer contact, creates cross-selling opportunities, fosters strong customer relationships and supports a culture of individual accountability that increases our revenue and provides a strong platform for future growth.

Suppliers

CNH—Case IH Agriculture, Case Construction, New Holland Agriculture and New Holland Construction

        We have a longstanding relationship with CNH and, according to CNH, are the world's largest retail dealer of Case IH Agriculture equipment. We have been an authorized dealer of Case agricultural equipment since the inception of our company in 1980 and added the other CNH brands as Case grew, acquired other brands and merged with New Holland in 1999 to form CNH. CNH supplied, through CNH America LLC, CNH's U.S. manufacturing entity, approximately 81.9% of the new agricultural equipment and 64.1% of the new construction equipment we sold in fiscal 2010.

        CNH is a global leader in the agricultural and construction equipment industries based on the number of units sold. In 2009, CNH had $13.8 billion in worldwide revenue, with agricultural equipment accounting for approximately 77% and construction equipment accounting for approximately 15% of CNH's total revenue. In addition, CNH provides financing and insurance products and services to its end-user customers and authorized dealers through its CNH Capital business unit. CNH is a publicly-traded company and a majority-owned subsidiary of Fiat S.p.A.

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

        CNH is one of the world's largest manufacturers of construction equipment in terms of market share, owning and operating the Case Construction, New Holland Construction and Kobelco brands. CNH's construction equipment dealers are assigned a specific geographic area of responsibility, which typically includes an entire state, within which the dealers have the right to sell new Case Construction, New Holland Construction and/or Kobelco equipment.

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

Other Suppliers

        In addition to products supplied by CNH, we sell a variety of new equipment, parts and attachments from other manufacturers. These products tend to address specialized niche markets and complement the CNH products we sell by filling gaps in the CNH line of products. We believe our offering of products for specialized niche markets supports our goal of being a one-stop solution for equipment needs at each of our stores. Approximately 20.0% of our total new equipment sales in fiscal 2010 resulted from sales of products manufactured by companies other than CNH with our single largest manufacturer other than CNH representing less than 3.4% of our total new equipment sales. The terms of our arrangements with these other suppliers vary, but most of the dealership agreements contain termination provisions allowing the supplier to terminate the agreement after a specified notice period, which is typically 30 days. Payment and financing practices with these other suppliers are similar to those practices described above with respect to CNH entities.

Operating Segments, Products and Services

        We operate our business in two reportable segments, Agriculture and Construction. Within each of our Agriculture and Construction segments, we have four principal sources of revenue: new and used equipment sales, parts sales, repair and maintenance service and equipment rental and other business activities. We recently realigned our operations into two reporting segments to reflect our changing business mix, highlight our growth potential, provide more insight into our operating results, and reflect our internal performance reporting and decision-making. See Note 16 to our consolidated financial statements included elsewhere in this annual report for additional information regarding our segments.

Equipment Sales

        We sell new agricultural and construction equipment manufactured under the CNH family of brands as well as equipment from a variety of other manufacturers. The used equipment we sell is from inventory acquired through trade-ins from our customers and selective purchases. The agricultural equipment we sell and service includes application equipment and sprayers, combines and attachments, hay and forage equipment, planting and seeding equipment, precision farming technology, tillage equipment, and tractors. The construction equipment we sell and service includes articulated trucks, compact track loaders, compaction equipment, cranes, crawler dozers, excavators, forklifts, loader/backhoes, loader/tool carriers, motor graders, skid steer loaders, telehandlers and wheel loaders. We sell new and used equipment through our professional, in-house retail sales force, which is organized by geography and operating segment. We also sell used equipment through our outlet stores. We believe this organizational structure improves the effectiveness of our sales force, better serves our customers and helps us negotiate advantageous trade-in purchase terms. Equipment sales generate cross-selling opportunities for us by populating our markets with equipment we repair and maintain and for which we sell parts. For the year ended January 31, 2010, equipment revenue was $643.2 million, representing 76.8% of total revenue for the period.

Parts Sales

        We sell a broad range of maintenance and replacement parts on equipment that we sell, as well as other types of equipment. We maintain an extensive in-house parts inventory to provide timely parts and repair and maintenance support to our customers. We generally are able to acquire out-of-stock parts directly from manufacturers within two business days. Our parts sales provide us with a relatively stable revenue stream that is less sensitive to economic cycles than our equipment sales and rental operations. For the year ended January 31, 2010, parts revenue was $119.5 million, representing 14.2% of total revenue for the period.

Repair and Maintenance Services

        We provide repair and maintenance services, including warranty repairs, for our customers' equipment. Each of our stores includes service bays staffed by trained service technicians. Our technicians are also available to make on-site repairs. In addition, we provide proactive and comprehensive customer service by maintaining service histories for each piece of equipment owned by our customers, maintaining 24/7 service hours in times of peak service usage, providing on-site repair services, scheduling off-season maintenance activities with customers, notifying customers of periodic service requirements and providing training programs to customers to educate them as to standard maintenance requirements. At the time equipment is purchased, we also offer customers the option of purchasing extended warranty protection. Our after-market services have historically provided us with a high-margin, relatively stable source of revenue through changing economic cycles. For the year ended January 31, 2010, service revenue was $59.0 million, representing 7.0% of total revenue for the period.

Equipment Rental and Other Business Activities

        We rent equipment to our customers on a short-term basis for periods ranging from a few days to a few months. We actively manage the size, quality, age and composition of our rental fleet and use our information technology systems to closely monitor and analyze customer demand and rate trends. We maintain the quality of our fleet through our on-site parts and services support and dispose of rental equipment through our retail sales force. Our rental business creates cross-selling opportunities for us in equipment sales. In addition, we provide ancillary equipment support activities such as equipment transportation, GPS signal subscriptions in connection with precision farming and reselling CNH Capital finance and insurance products. For the year ended January 31, 2010, other revenue was $17.1 million, representing 2.0% of total revenue for the period.

Customers

        We serve over 58,000 customers in the U.S., primarily in North Dakota, South Dakota, Minnesota, Iowa, Nebraska, Wyoming and Montana. Our customers include a wide range of farmers, construction contractors, public utilities, municipalities and maintenance contractors. They vary from small, single machine owners to large farming or contracting firms that operate under sophisticated capital equipment and maintenance budgets. Our stores enable us to closely service local and regional customers. We believe the Titan Operating Model enables us to satisfy customer requirements and increase revenue through cross-selling opportunities presented by the various products and services that we offer. In fiscal 2010, no single customer accounted for more than 1.0% of our revenue and our top ten customers combined accounted for approximately 5.3% of our total revenue. In addition to our U.S. customers, we sell equipment on a limited basis to international customers, primarily in Eastern Europe. Our U.S. customers primarily finance their equipment purchases through CNH Capital.

Floorplan Financing

        We attempt to maintain at each store, or have readily available at other stores in our network, sufficient inventory to satisfy customer needs. Inventory levels fluctuate throughout the year and tend to increase before the primary sales seasons for agricultural equipment. The cost of financing our inventory is an important factor affecting our financial results.

CNH Capital

        CNH Capital offers floorplan financing to CNH dealers for extended periods to finance products from both CNH and other suppliers. CNH Capital provides this financing in part to enable dealers to carry representative inventories of equipment and encourage the purchase of goods by dealers in advance of seasonal retail demand. CNH Capital charges variable market rates of interest based on the prime rate on balances outstanding after any interest-free periods and retains a security interest in all of our assets, including inventories, which it inspects periodically. The interest-free periods, which CNH offers periodically in the form of additional incentives or special offers, typically average four months for new and used agriculture equipment and new construction equipment. CNH Capital also provides financing for used equipment accepted in trade, repossessed equipment and approved equipment from other suppliers, and receives a security interest in such equipment.

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

Print, Broadcast and Web-Based Advertising Campaigns

        Each year we initiate several targeted direct mail, print and broadcast advertising and marketing campaigns. CNH and other suppliers periodically provide us with advertising funds, which we primarily use to promote new equipment, parts and financing programs. We will continue to explore and launch additional sales channels as appropriate, including, for example, new internet-based efforts.

Remarketing Division

        Our remarketing division capitalizes on sales opportunities for aged used agricultural and construction equipment transferred out of our retail stores. We have opened three outlet stores that sell used equipment. In addition, we are actively engaged in marketing equipment through our website.

Competition

        The agricultural and construction equipment sales and distribution industries are highly competitive and fragmented, with large numbers of companies operating on a regional or local scale. Our competitors range from multi-location, regional operators to single-location, local dealers and include dealers and distributors of competing equipment brands, including John Deere, Caterpillar and the AGCO family of brands, as well as other dealers and distributors of the CNH family of brands. Competition among equipment dealers, whether they offer agricultural or construction products or both, is primarily based on the price, value, reputation, quality and design of the products offered by the dealer, the customer service and repair and maintenance service provided by the dealer, the availability of equipment and parts and the accessibility of stores. While we believe we compete favorably on each of the identified competitive factors, our sales and margins may be impacted depending on (i) the extent of aggressive pricing competition through manufacturer discount programs or other competitive pricing tactics, (ii) our ability to obtain higher service gross margins based on our service quality and reputation and (iii) our ability to attract new and maintain existing customers based on the availability and quality of the products we offer and our local relationship and reputation.

        The number of agricultural and construction equipment dealers operating on a regional scale is limited and we are one of the principal regional-scale, agricultural and construction equipment dealers in the U.S. The primary regional-scale equipment dealers with whom we compete include RDO Equipment Co., Butler Machinery, Ziegler Inc. and Brandt Holdings Co. RDO Equipment Co. is a John Deere agricultural and construction equipment dealer with 56 locations in nine states including North Dakota, South Dakota, Minnesota and Montana. Butler Machinery is a Caterpillar construction and agriculture equipment dealer with 11 locations in North Dakota and South Dakota. Ziegler Inc. is a Caterpillar construction and agriculture equipment dealer with 20 locations in three states including Minnesota and Iowa. Brandt Holdings owns John Deere, Vermeer and Bobcat construction and agricultural equipment dealers with 32 locations in 11 states including Iowa, Minnesota, Nebraska, North Dakota, and South Dakota.

Information Technology Systems

        We currently use an integrated management reporting system developed and supported by Dealer Information Systems Corporation to manage our operating information. In fiscal 2010, we began implementing a new enterprise resource planning ("ERP") system that will replace our current management reporting system. Our information system enables us to closely monitor our performance and actively manage our business on a consolidated and segment basis and includes features that were enhanced to support the Titan Operating Model, including detailed store-based financial reporting, inventory management and customer relationship management.

        Through our information system we maintain a complete database on inventory of parts and equipment and a centralized inventory control system for each segment. Our system enables each store to access the available inventory of our other stores before ordering additional parts or equipment from our suppliers. We are also able to monitor inventory levels and mix at each store and make adjustments in accordance with our operating plan. Finally, our system is externally connected to CNH, enabling us to locate CNH equipment and parts inventories, and communicate with other CNH dealers.

        Our customer relationship management system provides sales and customer information and other organizational tools to assist our sales force. We maintain an extensive customer database that allows us to monitor the status and maintenance history of our customers' equipment and enables us to more effectively provide parts and services to meet their needs. In addition, our system includes, among other features, on-line contract generation, automated billing, local sales tax computation and automated rental purchase option calculation. We also use our relationship management information system and customer database to monitor sales information and customer demand.

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

Product Warranties

        Product warranties for new equipment and parts are provided by our suppliers. The term and scope of these warranties vary greatly by supplier and by product. We also offer customers the option of purchasing extended warranty protection at the time equipment is purchased. Suppliers pay us for repairs we perform to equipment under warranty. We generally sell used equipment "as is" and without manufacturer's warranty, although manufacturers sometimes provide limited warranties if the supplier's original warranty is transferable and has not expired. Typically, we provide no additional warranties on used equipment.

Seasonality

        Our quarterly operating results are subject to fluctuation due to varying weather patterns, which may impact the timing and amount of equipment purchases, rentals, and after-sales parts and service purchases by our Agriculture and Construction customers.

Employees

        As of April 1, 2010, we employed 1,240 full-time and 251 part-time employees. None of our employees is covered by a collective bargaining agreement. We believe our relations with our employees are good.

Governmental Regulation

        We are subject to numerous federal, state, and local rules and regulations, including regulations promulgated by the Environmental Protection Agency and similar state agencies, with respect to storing, shipping, disposing, discharging and manufacturing hazardous materials and hazardous and non-hazardous waste. These activities are associated with the repair and maintenance of equipment at our stores. Currently, none of our stores or operations exceeds small quantity generation status. Compliance with these rules and regulations has not had any material effect on our operations, nor do we expect it to in the future. Further, we have not made, and do not anticipate making, any material capital expenditures related to compliance with environmental regulations. However, there can be no assurance that these expectations are accurate, particularly if regulations change, unforeseen incidents occur or unknown past contamination or non-compliance is discovered, among other similar events.

ITEM 1A.    RISK FACTORS

We are substantially dependent upon our relationship with CNH.

        We are an authorized dealer of CNH agricultural and construction equipment and parts. In fiscal 2010, CNH supplied approximately 81.9% of the new agricultural equipment and 64.1% of the new construction equipment we sold and represented a significant portion of our parts revenue. Our acquisition strategy contemplates the acquisition of additional CNH geographic areas of responsibility and store locations in both the Agricultural and Construction equipment segments. We depend on CNH Capital America LLC, or CNH Capital, for floorplan financing to purchase a substantial portion of our inventory. In addition, CNH Capital provides a significant percentage of the financing used by our customers to purchase CNH equipment from us. CNH also provides incentive programs and discount programs from time to time that enable us to price our products more competitively. In addition, CNH conducts promotional and marketing activities on national, regional and local levels. Due to our substantial dependence on CNH, our success depends, in significant part, on (i) the overall reputation and success of CNH; (ii) the availability and terms of floorplan financing and customer financing from CNH Capital; (iii) the incentive and discount programs provided by CNH and its promotional and marketing efforts for its agricultural and construction products; (iv) the goodwill associated with CNH trademarks; (v) the introduction of new and innovative products by CNH; (vi) the manufacture and delivery of competitively-priced, high quality equipment and parts by CNH in quantities sufficient to meet our customers' requirements on a timely basis; (vii) the quality, consistency and management of the overall CNH dealership system; and (viii) the ability of CNH to manage its risks and costs, including those associated with being a multinational company. If CNH does not provide, maintain or improve any of the foregoing, or if CNH were sold or reduced or ceased operations, there could be a material adverse effect on our financial condition and results of operations.

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

Our equipment dealer appointments are not exclusive to the geographic areas we serve, which could adversely affect our operations and financial condition.

        CNH could appoint other equipment dealers in close proximity to our existing stores. The sales and service geographic areas of responsibility assigned to our dealerships can be enlarged or reduced by CNH upon 30 days' prior written notice. CNH and other equipment dealers can also sell in our sales and service geographic areas of responsibility. To the extent CNH appoints other equipment dealers within our markets, enlarges or reduces the sales and service geographic areas of responsibility relating to our stores, amends the dealership agreements or imposes new or different terms or conditions under the dealer agreements, our operations and financial condition could be adversely affected.

Our operating results may be adversely impacted by an under-supply or over-supply of equipment.

        If our suppliers cannot continue to provide us a reliable supply of new equipment, we may not be able to meet our customers' demand and our operating results could be negatively impacted. In times of heightened global demand for equipment, which is often driven by other factors (e.g., farm cash receipts often drive demand for agricultural equipment and infrastructure development often drives construction equipment demand), equipment suppliers may experience difficulty providing all dealerships a reliable supply of new agricultural equipment, which could adversely impact our results of operations. Further, an under-supply of equipment may cause prices for such equipment to increase. To the extent we cannot pass on any increased costs of equipment to our customers, our operating results may suffer. Conversely, an industry over-supply of equipment may also adversely affect our operations. Though manufacturers typically manage production of new equipment in response to demand, there may be short-term under-supplies or over-supplies of new equipment as manufacturers adjust to industry demand fluctuations. For used and rental equipment, short-term lease programs and commercial rental agencies for construction and agricultural equipment have expanded significantly in North America. Nationwide rental conglomerates have become sizeable purchasers of new equipment and can have a significant impact on industry sales and margins. When equipment comes off of lease or is replaced with newer equipment by rental agencies, there may be a significant increase in the availability of late-model used equipment. An over-supply of used equipment could adversely affect demand for, or the market prices of, new and used equipment. In addition, a decline in used equipment prices could have an adverse effect on residual values for leased equipment, which could adversely affect our financial performance.

If our acquisition plans are unsuccessful, we may not achieve our planned revenue growth.

        We believe a significant portion of our future growth will depend on our ability to acquire additional dealerships. Our ability to continue to grow through the acquisition of additional CNH geographic areas of responsibility and store locations or other businesses will be dependent upon the availability of suitable acquisition candidates at acceptable costs, our ability to compete effectively for available acquisition candidates and the availability of capital to complete the acquisitions. We may not successfully identify suitable targets, or if we do, we may not be able to close the transactions, or if we close the transactions, they may not be profitable. In addition, CNH's consent is required for the acquisition of any CNH dealership, and the consent of Bremer Bank and GE is required for the acquisition of dealerships meeting certain thresholds or other criteria defined in the financing agreements with the respective entities. CNH typically evaluates management, performance and capitalization of a prospective acquirer in determining whether to consent to the sale of a CNH dealership. There can be no assurance that CNH, Bremer Bank or GE will consent to any or all acquisitions of dealerships that we may propose.

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

        We lease 36 of our 72 dealership sites from entities affiliated with David Meyer, our Chairman and Chief Executive Officer, Tony Christianson, one of our directors, Peter Christianson, our President and Chief Financial Officer, or James L. Williams, one of our directors. We expect that we may lease future dealership sites we acquire from parties related to our affiliates. There is no guarantee that related parties will offer us commercially reasonable terms and conditions or that unrelated third parties will provide alternate dealership sites on commercially reasonable terms and conditions. If we cannot obtain commercially reasonable terms and conditions on leases for our current or future dealership sites from entities related to Messrs. Meyer, Tony Christianson, Peter Christianson or Williams, or from unrelated third parties, our growth and financial condition may be adversely affected.

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

        The agricultural and construction equipment industries are affected by macroeconomic factors, including changes in international, national, regional, and local economic conditions. Current global economic conditions pose a risk to our business as customers may postpone spending in response to tighter credit, negative financial news, downturns in agricultural commodity prices and the housing market and/or declines in income or asset values, which could have a material negative effect on the demand for our products and services. Our business is also particularly dependent on our access to the capital and credit markets to finance acquisitions and manage inventory. Tight credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets have the potential to adversely affect our business. Such disruptions in the overall economy and financial markets and the related reduction in consumer confidence in the economy, slow activity in the capital markets, negatively affect access to credit on commercially acceptable terms, and may adversely impact the access of us or our customers to credit and the terms of any such credit. Further, any decreased collectability of accounts receivable or increase in customer insolvencies could negatively impact our results of operations. The nature of the agricultural and construction equipment industries is such that a downturn in demand can occur suddenly, due to tightening credit markets, decreasing commodity prices or demand, decreasing infrastructure and housing development, adverse weather conditions or other circumstances, resulting in excess inventory, un-utilized production capacity and reduced prices for equipment, which would harm our revenue and profitability. Uncertainty about current global economic conditions, agricultural commodity prices and demand and the housing market could also continue to increase the volatility of our stock price.

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

        General economic conditions in markets in which we do business can impact the demand for our construction equipment. The construction industry in our geographical areas has experienced a prolonged economic down cycle as a result of the macroeconomic environment, which negatively impacts sales of light construction equipment. Decreased demand for our products can have a negative impact on our financial performance and cash flow. Our business and earnings are impacted by the changes in the construction industry. The ability of consumers to obtain mortgages for the purchase of newly constructed homes or commercial properties impacts the overall demand for new home construction. The uncertainties created by recent events in the sub-prime mortgage market and their impact on the overall mortgage market, including the tightening of credit standards, could adversely affect the ability of consumers to obtain financing, thus reducing demand for new construction and in turn reducing our customers' demand for our construction equipment. Reduced demand for our construction equipment can negatively affect our financial performance and cash flow.

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

        The ability to finance affordable purchases, of which the interest rate charged is a significant component, is an important part of a customer's decision to purchase agricultural or construction equipment. Volatility in the credit markets may have a negative impact on our business by making it more difficult for certain of our customers to obtain financing to purchase agricultural or construction equipment. Interest rate increases may make equipment purchases less affordable for customers and, as a result, our revenue and profitability may decrease as we manage excess inventory and reduce prices for equipment. To the extent we cannot pass on our increased costs of inventory to our customers, our net income may decrease. Conversely, any decrease in interest rates may positively affect a customer's decision to purchase agricultural or construction equipment. Partially as a result of the foregoing, our results of operations have in the past and in the future are expected to continue to fluctuate from quarter to quarter and year to year. We are unable to anticipate the timing and impact of interest rate adjustments.

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

We are substantially dependent on our Chief Executive Officer and President/Chief Financial Officer, the loss of either of whom could have a material adverse effect on our business.

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

Our internal control over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to its effectiveness, which could have a significant and adverse effect on our business and reputation.

        We are required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and rules and regulations of the SEC thereunder. If we fail to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. We cannot be certain as to the timing of completion of our evaluation, testing and any remedial actions or their impact on our operations. If we are not able to comply with the requirements of Section 404 our independent registered public accounting firm may not be able to certify as to the effectiveness of our internal control over financial reporting, we may be unable to report our financial results accurately or in a timely manner and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In fiscal 2010, we began implementing a new ERP system. Unforeseen problems with or any difficulties encountered integrating the new ERP system could result in internal control deficiencies.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

Equipment Stores

        We currently operate 72 agricultural and construction equipment stores, including three outlet stores in the following locations. Certain stores (those designated with an *) are included in the Agriculture segment but also sell some construction equipment.

  Agriculture Segment

North Dakota (14 stores)		Iowa (12 stores, including 1 outlet)
Arthur	Lidgerwood	Anthon	Grundy Center
Casselton	Lisbon	Avoca	Kingsley
Grand Forks*	Mandan*	Blairstown	Le Mars
Jamestown	Mayville	Cherokee	Oskaloosa
Kintyre	Wahpeton (2 stores)	Cherokee (outlet)	Pella
Kulm	Wishek	Greenfield	Waverly
Lamoure

Minnesota (13 stores, including 1 outlet)		South Dakota (10 stores)
Ada	Moorhead	Aberdeen (2 stores)*	Miller
Albert Lea	Moorhead (outlet)	Britton	Pierre
Crookston*	Pipestone	Highmore	Redfield
Elbow Lake	Roseau	Huron	Watertown
Fergus Falls	Thief River Falls	Milbank
Graceville	Winger
Marshall*

  Construction Segment

North Dakota (4 stores)		Iowa (6 stores, including 1 outlet)
Bismarck	Minot	Cedar Rapids	Des Moines
Fargo (2 stores)		Clear Lake	Des Moines (outlet)
		Davenport	Sioux City

Nebraska (2 stores)		South Dakota (2 stores)
Lincoln	Omaha	Rapid City	Sioux Falls

Montana (6 stores)		Wyoming (3 stores)
Belgrade	Columbia Falls	Casper	Gillette
Billings (2 stores)	Missoula	Cheyenne
Great Falls

        Our stores are generally located in rural areas on property zoned for commercial use. The stores typically range from 5,000 square feet with three acres of land to 40,000 square feet with 14 acres of land. We fully utilize the leased space for each of our stores and believe the respective square footage and related acreage is adequate to meet our current and anticipated needs.

Store Lease Arrangements

        We lease real estate for 36 of our stores from entities affiliated with David Meyer, our Chairman and Chief Executive Officer, Tony Christianson, one of our directors, Peter Christianson, our President and Chief Financial Officer or James L. Williams, one of our directors. Of these 36 stores, we lease 34 dealership sites from Dealer Sites, LLC, an entity owned in part by Messrs. Meyer, Tony Christianson and Peter Christianson or their affiliates; one dealership site from C.I. Farm Power, Inc., an entity owned by Mr. Peter Christianson; and one dealership site from Arthur Mercantile Company, an entity owned in part by James L. Williams, one of the Company's directors. We lease 44 additional properties under operating lease agreements with unrelated parties. The leases for our dealership sites generally expire between 2010 and 2024, other than those leases which are currently automatically renewed on a year-to-year-basis until either we or the lessor terminate them. We do not intend to own significant amounts of real estate. Therefore, we anticipate that when we need real estate, including as part of acquiring dealerships, we will lease such real estate from third parties, which may include affiliates of our investors, directors or management. We intend for the terms of all of our leases to be commercially reasonable. We do not believe the terms of our leases with entities affiliated with Messrs. Meyer, Tony Christianson, Peter Christianson and James L. Williams are any less favorable to us than could be obtained in an arm's length transaction with an unrelated party.

        Our store lease agreements with entities affiliated with David Meyer, Peter Christianson, Tony Christianson and James L. Williams all contain substantially similar terms. The leases with Dealer Sites, LLC, C.I. Farm Power, Inc. and Arthur Mercantile Company provide for fixed lease periods ranging from three to ten years. All of the leases provide for fixed monthly rental payments and require us to pay the real estate taxes on the properties for the lease periods. The leases require that we maintain public liability and personal property insurance on each of the leased premises, and require us to indemnify the lessor in connection with any claims arising from the leased premises during our occupation of the property. The leases generally prohibit us from assigning the lease agreements or subletting the leased premises without the prior written consent of the lessor. The lease agreements with Dealer Sites, LLC provide that in the event Dealer Sites, LLC and Titan Machinery Inc. agree to sell the leased premises to a party other than us or our affiliates during the term of the lease, then we shall share in half of any surplus or deficit resulting to Dealer Sites, LLC from that sale.

        Our store lease agreements with unrelated parties contain terms comparable to the agreements with entities affiliated with our directors and officers described above. The lease periods range from automatically renewable month-to-month terms to twenty years in length. Many of the lease agreements either give us the option to renew or extend the lease for an additional period at the conclusion of the original lease term or automatically renew the lease term at the conclusion of the original lease period on a month-to-month or year-to-year basis. A majority of the leases provide for fixed monthly rental payments and require us to pay the real estate taxes on the properties for the lease periods. All of the leases require that we maintain public liability and personal property insurance on each of the leased premises, and a majority of the leases require us to indemnify the lessor in connection with any claims arising from the leased premises during our occupation of the property. Most of the leases prohibit us from assigning the lease agreements or subletting the leased premises without the prior written consent of the lessor. We have been granted a right of first refusal to purchase the Watertown and one of the Aberdeen properties during the applicable lease terms. The lease agreements for the West Fargo, Kingsley, Le Mars, Watertown, Mayville and Redfield properties grant us the option to purchase the leased premises during or at the conclusion of the lease term. The lease agreements for the Milbank and Albert Lea properties grant Dealer Sites, LLC the option to purchase the leased premises during or at the conclusion of the lease term. The Kingsley, Le Mars and Redfield lease agreements grant the lessor the right to require Dealer Sites, LLC to purchase the leased premises during or at the conclusion of the lease term.

        As part of our due diligence review prior to a dealership acquisition, we evaluate the adequacy, suitability and condition of the related real estate. Our evaluation typically includes a Phase I environmental study, and if deemed necessary, a Phase II environmental study, of the real property to determine whether there are any environmental concerns. If any environmental concerns exist, we generally require that such concerns be addressed prior to acquisition of the dealership.

Headquarters

        We currently lease and occupy approximately 22,900 square feet in multiple locations in Fargo, North Dakota for our headquarters, which expire on various dates between May 1, 2010 and January 31, 2015. We will begin leasing a new building for our headquarters in May 2010, which will allow our Shared Resource group to be staffed out of one location. We continually review our location needs, including the adequacy of our headquarters space, to ensure our space is sufficient to support our operations. We believe there is ample opportunity for expansion in the Fargo area if necessary.

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

ITEM 4.    (REMOVED AND RESERVED)

EXECUTIVE OFFICERS OF THE REGISTRANT

        The names, ages and positions of our executive officers are as follows:

Name	Age	Position
David Meyer	56	Chairman and Chief Executive Officer
Peter Christianson	53	President, Chief Financial Officer and Director
Ted Christianson	51	Vice President, Finance and Treasurer

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

	High	Low
Fiscal 2010
First Quarter	$12.96	$7.50
Second Quarter	$17.00	$9.96
Third Quarter	$14.49	$10.38
Fourth Quarter	$13.19	$9.81
Fiscal 2009
First Quarter	$24.50	$14.66
Second Quarter	$34.49	$17.59
Third Quarter	$28.17	$9.53
Fourth Quarter	$16.20	$7.75

        As of April 1, 2010, there were approximately 74 record holders of our common stock, excluding holders whose stock is held either in nominee name and/or street name brokerage accounts.

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

UNREGISTERED SALES OF EQUITY SECURITIES

        We did not have any unregistered sales of equity securities during the fourth quarter of fiscal 2010.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

        For information on our equity compensation plans, refer to Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

REPURCHASES

        We did not engage in any repurchases of our Common Stock during the fiscal year ended January 31, 2010.

ITEM 6.    SELECTED FINANCIAL DATA

        The data given below as of and for each of the five years in the period ended January 31, 2010, has been derived from the Company's Audited Consolidated Financial Statements. In order to understand the effect of accounting policies and material uncertainties that could affect our presentation of financial information, such data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included under Item 8 to this Form 10-K and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operation included under Item 7 to this Form 10-K.

	Year Ended January 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Statement of Operations Data:
Revenue
Equipment	$643,186	$540,307	$338,382	$220,958	$175,549
Parts	119,509	94,984	58,743	42,619	31,099
Service	58,983	44,224	27,344	21,965	16,572
Other	17,103	10,922	8,502	7,056	5,250

	838,781	690,437	432,971	292,598	228,470

Cost of revenue
Equipment	$578,411	$478,324	$302,320	$200,558	$160,814
Parts	83,219	67,270	42,568	29,909	22,459
Service	21,615	16,729	10,118	8,183	6,404
Other	14,441	8,245	5,913	5,337	4,081

	697,686	570,568	360,919	243,987	193,758

Gross Profit	141,095	119,869	72,052	48,611	34,712
Operating expenses	108,998	86,940	53,190	37,399	26,978

Income from operations	32,097	32,929	18,862	11,212	7,734
Other income (expense)
Interest and other income	1,843	1,545	577	349	87
Interest expense	(6,948)	(3,969)	(6,292)	(5,473)	(3,368)
Debt retirement costs	—	—	(3,824)	—	—

Income before income taxes	26,992	30,505	9,323	6,088	4,453
Provision for income taxes	(11,255)	(12,430)	(4,110)	(2,450)	(1,721)

Income from continuing operations	15,737	18,075	5,213	3,638	2,732
Discontinued operations	—	—	—	—	—

Net income	$15,737	$18,075	$5,213	$3,638	$2,732
Adjustment to income:
Amortization of syndication fees—preferred stock	—	—	(51)	(21)	(21)
Unpaid accumulated preferred dividends	—	—	(88)	(102)	(102)

Income available to common stockholders	$15,737	$18,075	$5,074	$3,515	$2,609

Earnings per share
Basic	$0.89	$1.11	$0.90	$0.81	$0.60
Diluted	$0.88	$1.08	$0.67	$0.57	$0.47
Weighted average shares outstanding
Basic	17,593	16,291	5,607	4,345	4,341
Diluted	17,968	16,779	8,246	6,907	6,317

	January 31,
	2010	2009	2008	2007	2006
	(in thousands)
Balance Sheet Data:
Cash	$76,185	$41,047	$42,802	$7,572	$8,671
U.S. treasury bills	—	44,994	—	—	—
Receivables	22,254	19,626	22,061	10,921	5,794
Inventories	347,580	241,094	145,767	106,254	81,631
Prepaid expense	1,009	533	215	186	33
Income tax receivable	1,595	1,433	1,074	—	—
Deferred income taxes	2,266	1,426	1,027	462	423
Goodwill and intangibles, net	15,057	12,830	8,608	3,905	1,587
Property and equipment	46,604	45,269	16,023	8,175	5,327
Other assets	2,262	1,996	1,792	1,397	1,617

Total Assets	$514,812	$410,248	$239,369	$138,872	$105,083

Accounts payable	$12,352	$18,652	$9,244	$4,228	$5,488
Line of credit	—	—	—	—	—
Floorplan notes payable(1)	249,872	166,481	105,848	84,699	61,908
Current maturities of long-term debt	7,218	7,623	5,654	2,824	1,532
Customer deposits	12,974	15,158	19,310	4,608	4,015
Accrued expenses	9,870	8,308	6,137	2,287	1,942
Income taxes payable	—	—	—	378	350

Total current liabilities	292,286	216,222	146,193	99,024	75,235
Long-term liabilities	32,002	20,259	15,759	8,043	4,405
Subordinated debentures	—	—	1,300	16,747	14,194
Redeemable securities	—	—	—	1,680	1,556
Total stockholders' equity	190,524	173,767	76,117	13,378	9,693

	$514,812	$410,248	$239,369	$138,872	$105,083

(1)
Approximately 51% of floorplan notes payable were interest bearing at January 31, 2010.

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

BUSINESS DESCRIPTION

        We own and operate a network of full service agricultural and construction equipment stores in the United States. Based upon information provided to us by CNH Global N.V. or its U.S. subsidiary CNH America LLC, collectively referred to in this annual report as CNH, we are the world's largest retail dealer of Case IH Agriculture equipment and a major retail dealer of New Holland Agriculture, Case Construction and New Holland Construction equipment in the U.S. We operate our business through two reportable segments, Agriculture and Construction. Within each segment, we have four principal sources of revenue, new and used equipment sales, parts sales, service, and other business activities including equipment rental.

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

  •
  new and used equipment sales;

  •
  parts sales;

  •
  repair and maintenance services; and

  •
  equipment rental and other activities.

        The new equipment and parts we sell are supplied primarily by CNH. According to public reports filed by CNH, CNH is a leading manufacturer and supplier of agricultural and construction equipment based on the number of units sold, primarily through the Case IH Agriculture, New Holland Agriculture, Case Construction and New Holland Construction brands. Sales of new CNH products accounted for approximately 80.0% of our new equipment revenue in fiscal 2010, with no other supplier accounting for more than 3.4%. We acquire used equipment for resale through trade-ins from our customers and selective purchases. We sell parts and provide in-store and on-site repair and maintenance services. We rent equipment and provide other ancillary services such as equipment transportation, GPS signal subscriptions and finance and insurance products.

        Throughout our 30-year operating history we have built an extensive, geographically contiguous network of 72 stores, including three outlet stores, located in North Dakota, South Dakota, Minnesota, Iowa, Nebraska, Montana and Wyoming. We have a successful history of growth through acquisitions, including 29 acquisitions consisting of 62 stores operating in seven states since January 1, 2003. We have a well-established track record of successfully integrating acquired stores, retaining acquired-store employees and maintaining acquired-store customer relationships. We expect that acquisitions will continue to be an important component of our growth.

Certain External Factors Affecting our Business

        We are subject to a number of factors that affect our business as discussed in the sections entitled "Risk Factors" and "Information Regarding Forward- Looking Statements." Certain of the external factors include, but are not limited to, the following:

Industry Factors

        Our business is primarily driven by the demand for agricultural equipment for use in the production of food, fiber, feed grain and renewable energy; home and garden applications; and the maintenance of commercial, residential and government properties. Based on USDA data, we believe farmers have recently experienced historically strong economic fundamentals, driven by growing global demand for agricultural commodities in part due to growth in renewable energy and the economies of developing countries. This strong farm economy contributed significantly to our results of operations in fiscal 2010 and 2009. We believe our operating model, as discussed in "Business—Titan Operating Model," enables us to maximize opportunities and implement our conservative expenditure philosophy that emphasizes scalable costs. Further, our large and diverse customer base and seven-state geographic footprint limits our exposure to negative events that may occur in a particular area or crop. Additionally, we believe that the acquisition opportunities will continue to be strong.

        Additionally, our business is impacted by the demand for construction equipment for use in private and government commercial, residential and infrastructure construction; demolition; maintenance; mining and forestry operations. CNH and industry reports show that demand for construction equipment in our markets is driven by several factors, one of which is public infrastructure spending, including roads and highways, sewer and water. On February 17, 2009, Congress enacted the American Recovery and Reinvestment Act of 2009 (the "ARRA"), a bill intended to stimulate economic growth and create jobs in part through additional government spending on public infrastructure. Any growth in federal allocations to public infrastructure spending over the next few years should positively impact our future results of operations, though it is difficult to assess the impacts of the ARRA, which could impact our customers and the industries in which we operate in unforeseen ways. An offsetting factor may be the recent declines in residential and commercial real estate development to the extent such declines continue and the tightening of the credit markets that finance these real estate and infrastructure developments. To address the uncertainty of the construction industry, we expect to continue our focus on the agriculture industry and acquisition opportunities to establish additional locations in the markets where we believe the local construction industry will maintain its current level or grow.

Seasonality

        Our quarterly operating results are subject to fluctuation due to varying weather patterns, which may impact the timing and amount of equipment purchases, rentals, and after-sales parts and service purchases by our Agriculture and Construction customers.

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

Credit Market Changes

        Changes in credit markets can affect our customers' ability and willingness to make capital expenditures, including purchasing our equipment. Creditors have recently tightened their lending standards due to the collapse of the sub-prime mortgage market. These tightened lending standards may have a negative impact on our business if our customers are unable to obtain financing for equipment purchases. However, if retail interest rates remain low, our business may be positively affected by customers who find financing purchases of our equipment more attractive due to lower borrowing costs. Our business is also particularly dependent on our access to credit markets to finance acquisitions and manage inventory. Tightened lending standards may make it more difficult for us to obtain financing on commercially reasonable terms. We cannot predict what future changes will occur in credit markets or how these changes will impact our business.

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

Acquisitions

        We have a successful history of growth through acquisitions. Since January 1, 2003, we have completed 29 acquisitions consisting of 62 stores operating in seven states. These acquisitions have been the most significant factor affecting our results of operations and liquidity over the last several years, as noted in the period-to-period comparisons below. We expect that acquisitions will continue to be an important component of our growth. Acquisitions are typically financed with floorplan debt, long-term debt and cash from operations. Although we cannot quantify the impact of any such potential acquisitions, we believe the nature of their impact on our financial statements to be similar to that experienced with our prior acquisitions as noted in our discussions of period comparisons.

        The following is a summary of acquisitions completed during the identified periods.

Fiscal 2010

  •
  On May 1, 2009, we acquired all of the outstanding stock of Winger Implement, Inc., resulting in the addition of one store in Winger, Minnesota. We subsequently merged Winger Implement, Inc. into our company.

  •
  On May 28, 2009, we acquired certain assets of Arthur Mercantile Company, resulting in the addition of one store in Arthur, North Dakota. James L. Williams, Arthur Mercantile Company's President and Treasurer, is a Titan Machinery director.

  •
  On June 30, 2009, we acquired certain assets of Valley Equipment, Inc., resulting in the addition of one store in Mayville, North Dakota. James L. Williams, Valley Equipment, Inc.'s President, is a Titan Machinery director.

  •
  On August 14, 2009, we acquired certain assets of Lickness Bros. Implement Co., resulting in the addition of one store in Britton, South Dakota.

  •
  On November 2, 2009, we acquired certain assets of Oskaloosa Implement Co., resulting in the addition of two stores located in Pella and Oskaloosa, Iowa.

  •
  On November 2, 2009, we acquired all of the outstanding stock of Valley Farm Equipment, Inc., resulting in the addition of one store in Milbank, South Dakota. We subsequently merged Valley Farm Equipment, Inc. into our company.

Fiscal 2009

  •
  On December 31, 2008, we acquired certain assets of WP Rentals LLC and all of the outstanding stock of Western Plains Machinery Co., resulting in the addition of three rental stores located in Billings and Belgrade, Montana and Cheyenne, Wyoming, and six construction equipment stores located in Billings, Great Falls, Missoula, and Columbia Falls, Montana and Casper and Gillette, Wyoming. We subsequently merged Western Plains Machinery Co. into our company.

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

  •
  On August 1, 2007, we acquired all of the outstanding stock of Red Power International, Inc., resulting in the addition of two stores located in Ada and Crookston, Minnesota. We subsequently merged Red Power International, Inc. into our company.

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

Inventories

        New and used machinery are stated at the lower of cost (specific identification) or market with adjustments for decreases in market value on inventory rented but available for sale being a percentage of the rental income received on such inventory. Parts inventories are valued at the lower of average cost or market, and an estimate of parts inventories not expected to be sold in the next year has been reported separately. Typically, there are no freight-in charges, except in cases of special orders where such freight-in charges are included in the cost of inventory. Work in process is valued at the billable rates of labor incurred and parts inventories used on service work in process at year end.

Intangible Assets and Goodwill

        Intangible assets include covenants not-to-compete that are being amortized using the straight-line method over the terms of the related agreements, which range from five to ten years.

        Goodwill represents the excess of costs over the fair value of the assets of businesses acquired not allocable to separately identifiable intangible assets. Goodwill acquired in business combinations is assigned to its related reporting unit, which consist of the Company's operating segments.

        Goodwill is not amortized, but is tested for impairment at the end of the Company's fiscal year, or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit's carrying amount of goodwill is greater than its fair value. The goodwill impairment test is performed by comparing the carrying value of the reporting unit to its fair value. Fair value is calculated by discounting the estimated future cash flows of the Company's reporting units. As of January 31, 2010, the carrying value of the Company's goodwill was not considered impaired.

Income Taxes

        Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of receivables, inventory, property and equipment, intangible assets, stock-based compensation, and accrued expenses for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Our policy is to recognize interest expense and penalties related to income tax matters within our provision for income taxes. We perform a comprehensive review of our portfolio of uncertain tax positions in accordance with the requirements and recognition standards established by Financial Accounting Standards Board (FASB) Accounting Standards Codification ("ASC" or "Codification") 740, Income Taxes. Pursuant to this guidance, an uncertain tax position represents our expected treatment of a tax position taken, or expected to be taken, in a tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.

Stock-Based Compensation

        We account for stock-based compensation in accordance with the provisions of the ASC 718, Compensation—Stock Compensation. This guidance requires that stock-based compensation, which includes stock options and restricted stock, be accounted for at the fair value of the applicable equity instrument.

Business Combinations

        We account for business combinations in accordance with the provisions of ASC 805, Business Combinations. This guidance allows the acquirer to finalize the acquisition accounting during the measurement period, which may not exceed one year from the date of acquisition. During the measurement period the Company's accounting for the business combination transaction may be based on estimates due to various unknown factors present at the date of acquisition.

Key Financial Metrics

        In addition to tracking our sales and expenses to evaluate our operational performance, we also monitor certain key financial metrics, including absorption and same-store sales.

Absorption

        Absorption is an industry term that refers to the percentage of an equipment dealer's fixed operating expense covered by the gross margin of its combined parts and service businesses. Absorption in a given period is calculated by dividing our gross profit from parts and service sales in the period by the difference between (i) our operating expenses (including interest on floorplan notes) and (ii) our variable expense of sales commissions on equipment sales and incentive compensation in the same period. We believe that absorption is an important management metric because during economic down cycles our customers tend to postpone new and used equipment purchases while continuing to run, maintain and repair their existing equipment. Thus, operating at a high absorption rate enables us to operate profitably throughout economic down cycles. We measure and track absorption on a company-wide basis as well as on a per store basis. Our company-wide absorption rate was 75.4%, 75.7% and 72.6% for fiscal years 2010, 2009 and 2008, respectively.

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

Operating Expenses

        Our operating expenses include sales and marketing expenses, sales commissions (which generally are based upon equipment gross profit margins), payroll and related benefit costs, insurance expenses, professional fees, property rental and related costs, property and other taxes, administrative overhead, and depreciation associated with property and equipment (other than rental equipment).

Floorplan Interest

        The cost of financing inventory is an important factor affecting our results of operations. Floorplan financing from CNH Capital represents the primary source of financing for equipment inventories, particularly for equipment supplied by CNH. CNH regularly offers interest-free periods as well as additional incentives and special offers. As of January 31, 2010, approximately 49% of our floorplan notes payable was non-interest bearing.

Other Interest Expense

        Interest expense represents the interest on our outstanding debt instruments, other than floorplan financing facilities.

Results of Operations

        Comparative financial data for each of our four sources of revenue for fiscal 2010, 2009, and 2008 are expressed below. The results of these periods include the operating results of the acquisitions made during these periods. The period-to-period comparisons included below are not necessarily indicative of future results. Information regarding segment revenue and income (loss) before income taxes is presented for each period following our discussion of the consolidated results of operations. Additional information regarding our segments is included in Note 16 of our audited financial statements.

	Year Ended January 31,
	2010	2009	2008
	(dollars in thousands)
Equipment
Revenue	$643,186	$540,307	$338,382
Cost of revenue	578,411	478,324	302,320

Gross profit	$64,775	$61,983	$36,062
Parts
Revenue	$119,509	$94,984	$58,743
Cost of revenue	83,219	67,270	42,568

Gross profit	$36,290	$27,714	$16,175
Service
Revenue	$58,983	$44,224	$27,344
Cost of revenue	21,615	16,729	10,118

Gross profit	$37,368	$27,495	$17,226
Other, including trucking and rental
Revenue	$17,103	$10,922	$8,502
Cost of revenue	14,441	8,245	5,913

Gross profit	$2,662	$2,677	$2,589

        The following table sets forth our statements of operations data expressed as a percentage of revenue for the periods indicated.

	Year Ended January 31,
	2010	2009	2008
Revenue
Equipment	76.8%	78.2%	78.1%
Parts	14.2%	13.8%	13.6%
Service	7.0%	6.4%	6.3%
Other, including trucking and rental	2.0%	1.6%	2.0%

Total revenue	100.0%	100.0%	100.0%
Cost of revenue
Equipment	69.0%	69.3%	69.8%
Parts	9.9%	9.7%	9.8%
Service	2.6%	2.4%	2.4%
Other, including trucking and rental	1.7%	1.2%	1.4%

Total cost of revenue	83.2%	82.6%	83.4%

Gross profit	16.8%	17.4%	16.6%
Operating expenses	13.0%	12.6%	12.3%
Income from operations	3.8%	4.8%	4.3%

Fiscal Year Ended January 31, 2010 Compared to Fiscal Year Ended January 31, 2009

Consolidated Results

Revenue

	Fiscal Year Ended January 31, 2010	Fiscal Year Ended January 31, 2009	Increase	Percent Change
	(dollars in thousands)
Equipment	$643,186	$540,307	$102,879	19.0%
Parts	119,509	94,984	24,525	25.8%
Service	58,983	44,224	14,759	33.4%
Other, including trucking and rental	17,103	10,922	6,181	56.6%

Total Revenue	$838,781	$690,437	$148,344	21.5%

        The increase in revenue was primarily due to acquisitions contributing to fiscal 2010 revenue and same-store sales growth. The acquired stores contributed $117.0 million in additional total revenue, while the same-store sales growth contributed $31.3 million, an increase of 4.9% over the prior year. The same-store sales increase was driven by strong Agriculture segment sales offset by declines in our Construction segment. Revenue increases over the prior year in parts, service and other outpaced the increase in equipment revenue primarily due to a weak construction equipment market in fiscal 2010.

Cost of Revenue

	Fiscal Year Ended January 31, 2010	Fiscal Year Ended January 31, 2009	Increase	Percent Change
	(dollars in thousands)
Equipment	$578,411	$478,324	$100,087	20.9%
Parts	83,219	67,270	15,949	23.7%
Service	21,615	16,729	4,886	29.2%
Other, including trucking and rental	14,441	8,245	6,196	75.1%

Total cost of revenue	$697,686	$570,568	$127,118	22.3%

        The increase in cost of revenue was primarily due to increased revenue. Acquisitions contributed $97.7 million of the increase in total cost of revenue, while same-store sales growth contributed $29.4 million. As a percentage of revenue, cost of revenue was 83.2% for fiscal 2010 compared to 82.6% for fiscal 2009.

Gross Profit

	Fiscal Year Ended January 31, 2010	Fiscal Year Ended January 31, 2009	Increase/ (Decrease)	Percent Change
	(dollars in thousands)
Equipment	$64,775	$61,983	$2,792	4.5%
Parts	36,290	27,714	8,576	30.9%
Service	37,368	27,495	9,873	35.9%
Other, including trucking and rental	2,662	2,677	(15)	(0.6)%

Total Gross Profit	$141,095	$119,869	$21,226	17.7%

        The increase in gross profit was primarily due to increased revenue, somewhat offset by lower equipment margins. Acquisitions contributed $19.3 million of the increase in total gross profit, while same-store sale gross profits provided the remaining $1.9 million. Gross profit margins were 16.8% for fiscal 2010 compared to 17.4% for fiscal 2009. Fiscal 2009 Agriculture equipment margins were enhanced by a tight supply of equipment that did not recur in fiscal 2010. The return to more traditional supply conditions and inventory levels also resulted in increased equipment inventory valuation charges over the prior year. Fiscal 2010 also included a reduced manufacturer market share incentive payment as compared to the prior year. The decrease in "other" margins was primarily due to a lower utilization of rental fleet that resulted from a weak fiscal 2010 construction industry.

Operating Expenses

	Fiscal Year Ended January 31, 2010	Fiscal Year Ended January 31, 2009	Increase	Percent Change
	(dollars in thousands)
Operating Expenses	$108,998	$86,940	$22,058	25.4%

        The increase in operating expenses was primarily due to the additional costs associated with acquisitions such as compensation, rent, depreciation, travel and training. As a percentage of total revenue, operating expenses increased slightly to 13.0% in fiscal 2010 as compared to 12.6% in fiscal 2009. This increase from the prior year was due to the increased number of stores in our Construction segment, which have higher operating expenses as a percent of revenue, as well as lower revenues due to the challenging construction market, as compared to the same period of fiscal 2009.

Other Income (Expense)

	Fiscal Year Ended January 31, 2010	Fiscal Year Ended January 31, 2009	Increase/ (Decrease)	Percent Change
	(dollars in thousands)
Interest and other income	$1,843	$1,545	$298	19.3%
Floorplan interest expense	(5,485)	(3,240)	2,245	69.3%
Interest expense	(1,463)	(729)	734	100.7%

        Interest and other income increased $0.3 million as we received a manufacturer financing incentive in the fourth quarter of fiscal 2010, offset by a decrease in interest income from investing our cash balances in highly secure investments in fiscal 2010 that carried lower interest rates than those earned in fiscal 2009. The increase in floorplan interest expense of $2.2 million was due to the increase in floorplan notes payable balances as compared to fiscal 2009, as well as increased interest rates. The increase in interest expense of $0.7 million resulted from higher long-term debt balances as compared to fiscal 2009.

Provision for Income Taxes

	Fiscal Year Ended January 31, 2010	Fiscal Year Ended January 31, 2009	Decrease	Percent Change
	(dollars in thousands)
Provision for income taxes	$11,255	$12,430	$(1,175)	(9.5)%

        Our effective tax rate increased from 40.7% in fiscal 2009 to 41.7% in fiscal 2010. The increase in the effective tax rate from the prior year primarily reflects an increase in permanent differences between financial and income tax reporting, such as the increase in stock option expense over the prior year.

Segment Results

	Fiscal Year Ended January 31, 2010	Fiscal Year Ended January 31, 2009	Increase/ (Decrease)	Percent Change
	(dollars in thousands)
Revenues
Agriculture	$751,258	$624,035	$127,223	20.4%
Construction	116,361	88,032	28,329	32.2%

Segment revenues	867,619	712,067	155,552	21.8%
Eliminations	(28,838)	(21,630)	(7,208)	33.3%

Total	$838,781	$690,437	$148,344	21.5%

Income (Loss) Before Income Taxes
Agriculture	$36,133	$32,023	$4,110	12.8%
Construction	(6,837)	604	(7,441)	(1232.0)%

Segment income (loss) before income taxes	29,296	32,627	(3,331)	(10.2)%
Shared Resources	(2,120)	(1,678)	(442)	26.3%
Eliminations	(184)	(444)	260	(58.6)%

Income before income taxes	$26,992	$30,505	$(3,513)	(11.5)%

Agriculture

        Fiscal 2010 Agriculture revenues increased 20.4% compared to fiscal 2009. The revenue increase was due to acquisitions and an Agriculture same-store sales increase of 8.2% over fiscal 2009. Income before income tax increased 12.8% due to increased revenues, which generated additional gross profits and greater fixed operating expense utilization compared to the prior year. These increases were somewhat offset by lower Agriculture gross profit margins due to greater agriculture equipment supply and availability and a lower manufacturer market share incentive payment in the current year compared to fiscal 2009.

Construction

        Fiscal 2010 Construction revenues increased 32.2% compared to fiscal 2009. The revenue increase was due to acquisitions offset by a Construction same-store sales decrease of 26.8% as compared to fiscal 2009. Both acquisition and same-store revenue were negatively impacted by a weak fiscal 2010 construction market. The lower Construction revenue drove the $7.4 million decrease in income (loss) before income tax through lower gross profits and lower fixed operating expense utilization. Construction operating expense as a percent of sales was 23.7% in fiscal 2010 compared to 16.4% in fiscal 2009.

Shared Resources/Eliminations

        We incur centralized expenses/income at our general corporate level, which we refer to as "Shared Resources", and then allocate these net expenses to our segments. Since these allocations are set early in the year, unallocated balances may occur. The Shared Resource amount increased $0.4 in fiscal 2010 compared to the prior year.

        Eliminations remove any inter-company revenues or income before tax residing in our segment results.

Fiscal Year Ended January 31, 2009 Compared to Fiscal Year Ended January 31, 2008

Consolidated Results

Revenue

	Fiscal Year Ended January 31, 2009	Fiscal Year Ended January 31, 2008	Increase	Percent Change
	(dollars in thousands)
Equipment	$540,307	$338,382	$201,925	59.7%
Parts	94,984	58,743	36,241	61.7%
Service	44,224	27,344	16,880	61.7%
Other, including trucking and rental	10,922	8,502	2,420	28.5%

Total Revenue	$690,437	$432,971	$257,466	59.5%

        The increase in revenue was primarily due to acquisitions contributing to fiscal 2009 revenue and same-store sales growth. The acquired stores contributed $176.7 million in additional total revenue, or 68.6% of the increase, while the same-store sales growth contributed $80.8 million, or 31.4% of the increase. Same-store sales increased 21.5% over the prior year, which is indicative of the strong market for the products we sell. The calculation of same-store sales includes fiscal 2008 sales of $22.4 million from a special manufacturer leasing program available in our Agriculture segment. We did not conduct the same program in fiscal 2009 but do enter into various other manufacturer programs from time to time.

Cost of Revenue

	Fiscal Year Ended January 31, 2009	Fiscal Year Ended January 31, 2008	Increase	Percent Change
	(dollars in thousands)
Equipment	$478,324	$302,320	$176,004	58.2%
Parts	67,270	42,568	24,702	58.0%
Service	16,729	10,118	6,611	65.3%
Other, including trucking and rental	8,245	5,913	2,332	39.4%

Total cost of revenue	$570,568	$360,919	$209,649	58.1%

        The increase in cost of revenue was primarily due to increased revenue. Acquisitions contributed $146.0 million in total cost of revenue, or 69.7% of the increase, while same-store sales growth contributed $63.6 million, or 30.3% of the increase. The calculation of same-store sales includes fiscal 2008 cost of revenue of $20.2 million from a special manufacturer leasing program available in our Agriculture segment. As a percentage of revenue, cost of revenue was 82.6% for fiscal 2009 compared to 83.4% for fiscal 2008.

Gross Profit

	Fiscal Year Ended January 31, 2009	Fiscal Year Ended January 31, 2008	Increase	Percent Change
	(dollars in thousands)
Equipment	$61,983	$36,062	$25,921	71.9%
Parts	27,714	16,175	11,539	71.3%
Service	27,495	17,226	10,269	59.6%
Other, including trucking and rental	2,677	2,589	88	3.4%

Total Gross Profit	$119,869	$72,052	$47,817	66.4%

        The increase in gross profit was primarily due to increased revenue. Acquisitions contributed $30.6 million in total gross profit, or 64.0% of the increase, while same-store sale gross profits provided the remaining $17.2 million, or 36.0% of the gross profit improvement. The calculation of same-store sales includes fiscal 2008 gross profit of $2.2 million from a special manufacturer leasing program available in our Agriculture segment. Gross profit margins were 17.4% for fiscal 2009 compared to 16.6% for fiscal 2008. The strong market for our products in fiscal year 2009, particularly agriculture equipment, has resulted in improved margins compared to the prior year. We recorded a similar manufacturer market share incentive bonus in the fourth quarters of fiscal 2009 and 2008 by achieving annual market share targets established by CNH for product lines within the regions in which we market our products. These incentives enhanced fourth quarter gross profits for both years.

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

Other Income (Expense)

	Fiscal Year Ended January 31, 2009	Fiscal Year Ended January 31, 2008	Increase/ (Decrease)	Percent Change
	(dollars in thousands)
Interest and other income	$1,545	$577	$968	167.8%
Floorplan interest expense	(3,240)	(3,812)	(572)	(15.0)%
Interest expense	(729)	(2,480)	(1,751)	(70.6)%
Debt retirement costs	—	(3,824)	(3,824)	(100.0)%

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

Provision for Income Taxes

	Fiscal Year Ended January 31, 2009	Fiscal Year Ended January 31, 2008	Decrease	Percent Change
	(dollars in thousands)
Provision for income taxes	$12,430	$4,110	$8,320	202.4%

        The effective tax rate as a percentage of income before taxes decreased from 44.1% in fiscal 2008 to 40.7% in fiscal 2009. The decrease resulted from an unrecognized tax benefit of $420,000 in the fourth quarter of fiscal 2008. We did not record any such uncertain tax positions in fiscal 2009.

Segment Results

	Fiscal Year Ended January 31, 2009	Fiscal Year Ended January 31, 2008	Increase/ (Decrease)	Percent Change
	(dollars in thousands)
Revenues
Agriculture	$624,035	$394,972	$229,063	58.0%
Construction	88,032	52,175	35,857	68.7%

Segment revenues	712,067	447,147	264,920	59.2%
Eliminations	(21,630)	(14,176)	(7,454)	52.6%

Total	$690,437	$432,971	$257,466	59.5%

Income Before Income Taxes
Agriculture	$32,023	$15,326	$16,697	108.9%
Construction	604	233	371	159.2%

Segment income before income taxes	32,627	15,559	17,068	109.7%
Shared Resources	(1,678)	(6,049)	4,371	(72.3)%
Eliminations	(444)	(187)	(257)	137.4%

Income before income taxes	$30,505	$9,323	$21,182	227.2%

Agriculture

        Fiscal 2009 Agriculture segment revenues increased 58.0% compared to fiscal 2008. The increase in revenue was primarily due to acquisitions and an Agriculture same-store sales increase of 21.7% over fiscal 2008. Income before income taxes increased 108.9% due to increased revenues as well as improved equipment margins that resulted from a reduced agricultural equipment supply in the overall market. The increased revenues and improved margins were attributable to the strong agricultural market experienced in fiscal 2009.

Construction

        Fiscal 2009 Construction segment revenues increased 68.7% compared to fiscal 2008. The increase in revenue was due to acquisitions and a Construction same-store sale increase of 20.2% over fiscal 2008. Income before income taxes increased 159.2%. The increase in income before income taxes was a result of the solid performance of our existing construction stores and was offset by the results of acquisition stores.

Shared Resources/Eliminations

        We incur centralized expenses/income at our general corporate level, which we refer to as "Shared Resources", and then allocate these net expenses to our segments. Since these allocations are set early in the year, unallocated balances may occur. The unallocated expenses in Shared Resources decreased to $1.7 million in fiscal 2009 from $6.0 million in fiscal 2008. The $6.0 million in fiscal 2008 includes debt retirement costs of $3.8 million that did not get allocated to the segments and did not recur in fiscal 2009.

        Eliminations remove any inter-company revenues or income before tax residing in our segment results.

Liquidity and Capital Resources

Cash Flow From Operating Activities

        During fiscal 2010, cash flow used for operating activities was $47.7 million. Our cash flows from operations were primarily the result of our reported net income of $15.7 million and non-cash adjustments to net income for depreciation and amortization of $8.0 million. These operating cash inflows were principally offset by an increase in inventories of $61.2 million, a net decrease in accounts payable, customer deposits, accrued expenses and other long-term liabilities of $6.6 million and a net decrease in floorplan notes payable of $3.7 million. The increase in inventories was primarily the result of our growth through acquisitions and inventory balances that reflect historical stocking levels.

        During fiscal 2009, cash flow provided by operating activities was $4.2 million. Our cash flows from operations were primarily the result of our reported net income of $18.1 million, non-cash adjustments to net income for depreciation and amortization of $4.6 million, a net decrease in receivables, prepaid expenses and other assets of $7.0 million, an increase in floorplan notes payable of $5.4 million and a net increase in accounts payable, customer deposits, accrued expenses and other long-term liabilities of $3.8. These operating cash inflows were principally offset by an increase in inventories of $34.8 million. The increase in inventories was primarily the result of our growth through acquisitions and purchasing to support our increased sales activity during fiscal 2009.

        During fiscal 2008, our operating activities provided net cash flow of $12.5 million. Our cash flows from operations were primarily the result of our reported net income of $5.2 million, non-cash adjustments to net income for depreciation and amortization of $2.5 million and for debt retirement costs of $2.4 million, and a net increase in accounts payable, customer deposits, accrued expenses and other long-term liabilities of $19.2 million. These operating cash inflows were principally offset by a net increase in receivables, prepaid expenses and other assets of $8.5 million, an increase in inventories of $3.2 million and a decrease in floorplan payables of $4.4 million.

        We evaluate our cash flow from operating activities net of all floorplan activity and short-term advances related to customer contracts in transit. Taking these adjustments into account, our non-GAAP cash flow provided by operating activities was $4.6 million, $13.3 million and $11.8 million, for fiscal 2010, 2009 and 2008, respectively. For reconciliation of this non-GAAP financial measure, please see the Non-GAAP Cash Flow Reconciliation below.

Cash Flow From Investing Activities

        During fiscal 2010, cash provided by investing activities was $25.7 million. Our cash provided by investing activities primarily consisted of net sales of U.S. treasury bills of $45.0 million, offset by purchases of equipment dealerships (net of cash purchased) of $7.3 million and property and equipment purchases of $12.4 million.

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

Cash Flow From Financing Activities

        During fiscal 2010, cash provided by financing activities was $57.1 million. Cash provided by financing activities was primarily the result of an increase in our non-manufacturer floorplan payable of $51.4 million and proceeds from long-term debt exceeding principal payments by $4.8 million. During fiscal 2010, we increased our floorplan financing with non-manufacturers in order to take advantage of the lower interest rates offered by these entities.

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

        The following table reconciles net cash flow provided by (used for) operating activities, a GAAP measure, to non-GAAP cash flow provided by operating activities and net cash provided by financing activities, a GAAP measure, to non-GAAP cash flow provided by financing activities (in thousands):

	As Reported	Adjustment(1)	Adjustment(2)	Non-GAAP Measures
Fiscal 2010:
Net cash provided by (used for) operating activities	$(47,661)	$51,448	$780	$4,567
Net cash provided by financing activities	57,069	(51,448)	(780)	4,841
Fiscal 2009:
Net cash provided by operating activities	$4,215	$9,094	$—	$13,309
Net cash provided by financing activities	81,310	(9,094)	—	72,216
Fiscal 2008:
Net cash provided by operating activities	$12,460	$(705)	$—	$11,755
Net cash provided by financing activities	39,109	705	—	39,814

(1)—Net change in non-manufacturer floorplan notes payable

(2)—Net change in short-term advances related to customer contracts in transit

Debt Facilities

        Bremer Bank Credit Facility.    We currently have a credit facility with Bremer Bank that provides for a $25.0 million revolving operating line of credit ("Revolving Loan") and a $15.0 million term loan ("Term Loan"). The Revolving Loan carries a variable interest rate of a Bremer Bank reference rate minus 0.25%, subject to a minimum interest rate floor of 4.5%, and a non-usage fee of 0.5% on the average monthly unused amount. The Revolving Loan requires monthly payments of interest due and has a maturity date of July 14, 2010. As of January 31, 2010, we had no amount outstanding on the Revolving Loan. The Term Loan has a fixed interest rate of 5.9%, requires monthly payments of principal and interest and has a maturity date of July 1, 2014. As of January 31, 2010 we had $13.7 million outstanding on the Term Loan. The Bremer Bank credit facility is secured by substantially all of the Company's assets and contains various financial and other restrictive covenants that require prior consent of Bremer Bank if we desire to make any mergers, acquisitions, asset sales outside the ordinary course of business, or create a subsidiary.

        CNH Capital Credit Facility.    We currently have a credit facility with CNH Capital that provides for an aggregate principal balance of up to $300.0 million for floorplan financing, the availability of which is reduced by outstanding floorplan notes payable, rental fleet financing and other acquisition-related financing arrangements with CNH, as described below. Prior to September 1, 2009, the interest rate under the CNH Capital floorplan line of credit was equal to the prime rate plus 0.3% per annum for most purposes, subject to any interest-free periods offered by CNH. Effective September 1, 2009, interest rates range from the prime rate plus 4% to the prime rate plus 6% on new borrowings under the CNH Capital floorplan line of credit, subject to any interest-free periods offered by CNH. The

CNH Capital term loans and loans for certain purposes have an interest rates ranging from the prime rate plus 0.3% to the prime rate plus 5.9% per annum. Cumulative and unpaid balance of advances under the CNH Capital credit facility accrues interest each month and requires monthly payments. The CNH Capital credit facility automatically renews on August 31 of each year through August 31, 2012, unless earlier terminated by either party. The CNH Capital credit facility is secured by the related assets. As of January 31, 2010, we had approximately $202.9 million outstanding on the CNH Capital credit facility. The CNH Capital credit facility contains covenants that require the Company to maintain various financial ratio levels and to submit certain financial information. It also contains various restrictive covenants that require prior consent of CNH Capital if we desire to engage in any acquisition of, consolidation or merger with any other business entity in which we are not the surviving company; create subsidiaries; move any collateral outside of the U.S.; or sell, rent, lease or otherwise dispose or transfer any of the collateral, other than in the ordinary course of business. CNH's consent is also required for the acquisition of any CNH dealership. In addition, the CNH Capital credit facility restricts our ability to incur any liens upon any substantial part of our assets.

        Other Indebtedness with CNH Capital.    CNH Capital periodically provides loans for fixed asset financing in connection with acquisitions. Related to this acquisition financing, we have various term loans with CNH Capital. The aggregate principal amount of these terms loans was approximately $2.7 million at January 31, 2010. We also obtained variable rate notes at interest rates ranging from the prime rate plus 0.3% to the prime rate plus 5.9% per annum from CNH Capital, which are secured by our designated rental fleet. The amount of our rental fleet notes as of January 31, 2010, was $9.5 million.

        GE Credit Facility.    On March 12, 2010, we entered into a Second Amended and Restated Agreement for Wholesale Financing by and between the Company and GE Commercial Distribution Finance Corporation ("GE"), which provides for a discretionary revolving floorplan facility with an initial facility amount of up to $50 million. The agreement restates in its entirety our prior wholesale financing agreements with GE. Under the GE agreement, we have the ability to seek to increase the amount of the facility to $100 million. Advances under the facility are secured by substantially all of the inventory and other assets financed by GE and all proceeds of such inventory. The GE facility may be used to advance up to 85% of the value of new or used inventory purchased by us from vendors approved by GE, or to refinance new or used inventory. Advances made under the facility will generally have a variable interest rate equal to the three-month LIBOR Rate plus 5.5%. The agreement may be terminated by either party on 60 days notice. Under covenants of the GE credit facility, the Company has agreed, among other things, to maintain various financial ratio levels and to submit certain financial information. It also contains various restrictive covenants regarding related party transactions outside of the ordinary course of business and requires GE's prior consent if we desire to engage in any acquisition meeting certain financial thresholds; make any investments outside of the ordinary course of business; or have a change in control, as defined by the agreement.

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

        For fiscal 2010 and 2009, we spent $12.4 million and $7.2 million on property and equipment, respectively, exclusive of acquisitions, transfers between equipment inventory and our designated rental fleet, and property and equipment purchased with long-term debt. Our property and equipment purchases in fiscal 2010 were higher than the prior fiscal year primarily due to the increase in the number of stores and a licensing agreement for a new Enterprise Resource Planning ("ERP") software system. We expect our property and equipment expenditures, exclusive of acquisitions, for fiscal 2011 to be approximately $9.0 to $10.0 million. The actual amount of our fiscal 2011 equipment expenditures will depend upon factors such as general economic conditions, growth prospects for our industry and our acquisition activity. We currently expect to finance equipment purchases with borrowings under the existing credit facilities, with available cash or with cash flow from operations. We may need to incur additional debt if we pursue any future acquisitions.

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

        We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under the Bremer Bank, CNH Capital and GE credit facilities in amounts sufficient to allow us to service our indebtedness and to meet our other commitments. If we are unable to generate sufficient cash flow from operations or to obtain sufficient future borrowings, we may be required to seek one or more alternatives such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. We cannot assure you that we will be able to succeed with one of these alternatives on commercially reasonable terms, if at all. In addition, if we pursue strategic acquisitions, we may require additional equity or debt financing to consummate the transactions, and we cannot assure you that we will succeed in obtaining this financing on favorable terms or at all. If we incur additional indebtedness to finance any of these transactions, this may place increased demands on our cash flow from operations to service the resulting increased debt. Our existing debt agreements contain restrictive covenants that may restrict our ability to adopt any of these alternatives. Any non-compliance by us under the terms of our debt agreements could result in an event of default which, if not cured, could result in the acceleration of our debt.

Certain Information Concerning Off-Balance Sheet Arrangements

        As of January 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. In the normal course of our business activities, we lease rental equipment under operating leases.

Contractual and Commercial Commitment Summary

        Our contractual obligations and commercial commitments as of January 31, 2010 are summarized below:

		Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(in thousands)
Long-term debt obligations(1)	$32,621	$8,600	$13,575	$9,860	$586
Operating lease(2)	61,507	7,798	14,577	12,856	26,276
Other long-term liabilities(3)	512	—	512	—	—

Total	$94,640	$16,398	$28,664	$22,716	$26,862

(1)
Includes obligations under notes payable issued in favor of our lenders and estimates of interest payable.

(2)
Includes minimum lease payment obligations under operating leases related to our stores. Amounts do not include insurance or tax, which we include in our operating expenses and which we estimate will be approximately $839,000 for the less than 1 year period, $1,651,000 for the 1-3 year period, $1,550,000 for the 3-5 year period, and $3,051,000 for the more than 5 years period for a total of approximately $7,091,000. See Note 9 to our audited financial statements for a description of our operating lease obligations.

(3)
Includes long-term portion of trade payables.

New Accounting Pronouncements

        In January 2010, the FASB issued authoritative guidance on fair value measurements, codified in ASC 820, Fair Value Measurements and Disclosures. This guidance required additional disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and activity in Level 3 fair value measurements. It also clarified existing disclosure requirements regarding level of disaggregation and valuation inputs and techniques. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of the Level 3 activity, which is effective for interim and fiscal years beginning after December 15, 2010. We adopted these provisions on February 1, 2010, except for the Level 3 activity disclosures, which will be effective for us on February 1, 2011. The provisions of this guidance have not, and are not expected to, have a material effect on our results of operations, financial position or cash flows.

        In June 2009, the FASB issued authoritative guidance on the FASB Accounting Standards Codification ("ASC" or "Codification") and the hierarchy of generally accepted accounting principles, codified in ASC 105, Generally Accepted Accounting Principles. This guidance established the Codification as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, excluding guidance from the SEC, was superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Codification does not change GAAP, but instead introduced a new structure that combined all authoritative standards into a comprehensive, topically organized online database. The Codification was effective for interim or annual periods ending after September 15, 2009, and impacted our financial statement disclosures beginning with the quarter ending October 31, 2009 as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There will be no changes to the content of our consolidated financial statements or disclosures as a result of implementing the Codification.

        In October 2009, the Financial Accounting Standards Board ("FASB") issued authoritative guidance on revenue recognition, codified in ASC 605-25, Revenue Recognition. This guidance modifies the fair value requirements of revenue recognition on multiple element arrangements by allowing the use of the "best estimate of selling price" in addition to vendor specific objective evidence and third-party evidence for determining the selling price of a deliverable. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence, (b) third-party evidence, or (c) estimates. In addition, the guidance eliminates the residual method of allocation and significantly expands the disclosure requirements for such arrangements. This guidance is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are in the process of determining the impact that this guidance will have on our consolidated financial statements.

        In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities ("VIEs"), codified in ASC 810, Consolidation. This guidance eliminates the exemption for qualifying special-purpose entities, amends the approach companies use to identify the VIEs for which they are deemed to be the primary beneficiary and are required to consolidate, and requires additional disclosure of an entity's involvement with a VIE. The guidance requires companies to perform ongoing reassessments of whether it is the primary beneficiary of a VIE. This assessment no longer includes the quantitative-based assessment, and instead requires a qualitative assessment of whether a company has the power to direct the VIE's activities that most significantly impact the company's economic performance and whether the entity has the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. This guidance is effective for fiscal years beginning after November 15, 2009. We are in the process of determining the impact it will have on our consolidated financial statements.

        In May 2009, the FASB issued authoritative guidance on subsequent events, codified in ASC 855, Subsequent Events. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the guidance as of July 31, 2009. Its adoption did not have a material effect on the Company's consolidated financial statements. This guidance was amended in February 2010 to require SEC filers to disclose subsequent events through the date the financial statements are issued and exclude SEC filers from the requirement to disclose the date through which subsequent events were evaluated. This guidance became effective immediately and was used in determining the disclosure requirements in Note 18—Subsequent Events included in this Form 10-K. Its adoption did not have a material impact on our consolidated financial statements.

        In April 2009, the FASB issued authoritative guidance on the accounting and disclosure of assets acquired and liabilities assumed in a business combination that arise from contingencies, and subsequent accounting for these contingencies. This guidance was codified in ASC 805, Business Combinations. We adopted this guidance on February 1, 2010 and do not expect it to have a material effect on our consolidated financial statements based on the nature of the assets acquired and liabilities assumed in our business combinations.

        In April 2009, the FASB issued authoritative guidance that required disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, in addition to inclusion in annual financial statements. This guidance was codified in ASC 820, Fair Value Measurements and Disclosures. We adopted this FSP as of July 31, 2009. Its adoption did not have a material effect on our consolidated financial statements.

        In February 2008, the FASB issued authoritative guidance on fair value measurements, codified in ASC 820, Fair Value Measurements and Disclosures. This guidance permitted a one year deferral of the application of fair value measurements for all non-financial assets and non-financial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted fair value measurements for non-financial assets and non-financial liabilities on February 1, 2009. Its adoption did not have a material effect on our results of operations, financial position or cash flows.

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

        In December 2007, the FASB issued authoritative guidance on accounting and reporting for non-controlling interests in a subsidiary and for the deconsolidation of a subsidiary, codified in ASC 810, Consolidation. This guidance applied to all entities that prepare consolidated financial statements and have an outstanding noncontrolling interest in one or more subsidiaries. We adopted this guidance on February 1, 2009. Its adoption did not have a material effect on our consolidated financial statements.

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

  •
  our assumptions, beliefs and expectations with respect to past and future market conditions, including interest rates, lending standards and public infrastructure spending and the impact these conditions will have on our operating results;

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk from changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices such as interest rates. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. We have both fixed and floating rate financing. Some of our floating rate credit facilities contain minimum rates of interest to be charged. Based upon balances and interest rates as of January 31, 2010, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $1.4 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $1.4 million. At January 31, 2010, we had variable rate floorplan notes payable of $249.9 million, of which approximately $127.4 million was interest-bearing, variable notes payable and long-term debt of $11.0 million, and fixed rate notes payable and long-term debt of $18.1 million.

        Our policy is not to enter into derivatives or other financial instruments for trading or speculative purposes.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Consolidated Balance Sheets of the Company as of January 31, 2010 and 2009, and the related Consolidated Statements of Operations, Stockholders' Equity, and Cash Flows for each of the three years in the period ended January 31, 2010, and the notes thereto have been audited by Eide Bailly LLP, independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Titan Machinery Inc.
Fargo, North Dakota

        We have audited the accompanying consolidated balance sheets of Titan Machinery Inc. as of January 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended January 31, 2010, and the financial statement schedule listed in the Index at Item 15. Titan Machinery Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Titan Machinery Inc. as of January 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Titan Machinery Inc.'s internal control over financial reporting as of January 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 15, 2010, expressed an unqualified opinion.

/s/ Eide Bailly LLP

Minneapolis, Minnesota
April 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Titan Machinery Inc.
Fargo, North Dakota

        We have audited Titan Machinery Inc.'s internal control over financial reporting as of January 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Titan Machinery Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Titan Machinery Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations, stockholders' equity, and cash flows of Titan Machinery Inc., and our report dated April 15, 2010, expressed an unqualified opinion.

/s/ Eide Bailly LLP

Minneapolis, Minnesota
April 15, 2010

TITAN MACHINERY INC.

CONSOLIDATED BALANCE SHEETS

JANUARY 31, 2010 AND 2009

(in thousands, except per share data)

	January 31, 2010	January 31, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$76,185	$41,047
U.S. treasury bills	—	44,994

Total cash, cash equivalents and U.S. treasury bills	76,185	86,041
Receivables, net	22,254	19,627
Inventories	347,580	241,094
Prepaid expenses	1,009	532
Income taxes receivable	1,595	1,433
Deferred income taxes	2,266	1,426

Total current assets	450,889	350,153

INTANGIBLES AND OTHER ASSETS
Noncurrent parts inventories	1,642	1,509
Goodwill	14,762	12,464
Intangible assets, net of accumulated amortization	295	366
Other	620	487

	17,319	14,826

PROPERTY AND EQUIPMENT, net of accumulated depreciation	46,604	45,269

	$514,812	$410,248

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$12,352	$18,652
Floorplan notes payable	249,872	166,481
Current maturities of long-term debt and short-term advances	7,218	7,623
Customer deposits	12,974	15,158
Accrued expenses	9,870	8,308

Total current liabilities	292,286	216,222

LONG-TERM LIABILITIES
Long-term debt, less current maturities	21,852	14,810
Deferred income taxes	6,356	3,503
Other long-term liabilities	3,794	1,946

	32,002	20,259

STOCKHOLDERS' EQUITY
Common stock, par value $.00001 per share, authorized—25,000 shares; issued and outstanding—17,777 at January 31, 2010 and 17,657 at January 31, 2009	—	—
Additional paid-in-capital	138,775	137,755
Retained earnings	51,749	36,012

	190,524	173,767

	$514,812	$410,248

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED JANUARY 31, 2010, 2009 AND 2008

(in thousands, except per share data)

	2010	2009	2008
REVENUE
Equipment	$643,186	$540,307	$338,382
Parts	119,509	94,984	58,743
Service	58,983	44,224	27,344
Other, including trucking and rental	17,103	10,922	8,502

TOTAL REVENUE	838,781	690,437	432,971

COST OF REVENUE
Equipment	578,411	478,324	302,320
Parts	83,219	67,270	42,568
Service	21,615	16,729	10,118
Other, including trucking and rental	14,441	8,245	5,913

TOTAL COST OF REVENUE	697,686	570,568	360,919

GROSS PROFIT	141,095	119,869	72,052
OPERATING EXPENSES	108,998	86,940	53,190

INCOME FROM OPERATIONS	32,097	32,929	18,862
OTHER INCOME (EXPENSE)
Interest and other income	1,843	1,545	577
Floorplan interest expense	(5,485)	(3,240)	(3,812)
Debt retirement costs	—	—	(3,824)
Interest expense other	(1,463)	(729)	(2,480)

INCOME BEFORE INCOME TAXES	26,992	30,505	9,323
PROVISION FOR INCOME TAXES	(11,255)	(12,430)	(4,110)

NET INCOME	$15,737	$18,075	$5,213
ADJUSTMENTS TO INCOME
Amortization of syndication fees	—	—	(51)
Unpaid accumulated preferred dividends	—	—	(88)

INCOME AVAILABLE TO COMMON STOCKHOLDERS	$15,737	$18,075	$5,074

EARNINGS PER SHARE—NOTE 1
EARNINGS PER SHARE—BASIC	$0.89	$1.11	$0.90

EARNINGS PER SHARE—DILUTED	$0.88	$1.08	$0.67

WEIGHTED AVERAGE SHARES—BASIC	17,593	16,291	5,607
WEIGHTED AVERAGE SHARES—DILUTED	17,968	16,779	8,246

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED JANUARY 31, 2010, 2009 AND 2008

(in thousands)

	Common Stock
	Shares Outstanding	Amount	Additional Paid-In Capital	Retained Earnings	Total
BALANCE, JANUARY 31, 2007	4,345	$—	$515	$12,863	$13,378
Common stock issued in initial public offering	5,442	—	41,794	—	41,794
Issuance of shares for stock acquisition	235	—	2,000	—	2,000
Issuance of shares for conversion of debt/conversion of redeemable securities/exercise of warrants	3,340	—	13,730	—	13,730
Stock-based compensation expense	79	—	141	—	141
Unpaid accumulated dividends	—	—	—	(88)	(88)
Amortization of syndication fees	—	—	—	(51)	(51)
Net income	—	—	—	5,213	5,213

BALANCE, JANUARY 31, 2008	13,441	—	58,180	17,937	76,117
Common stock issued in follow-on offering	4,180	—	78,815	—	78,815
Common stock issued on grant of restricted stock and exercise of stock options and warrants	36	—	68	—	68
Stock-based compensation expense	—	—	692	—	692
Net income	—	—	—	18,075	18,075

BALANCE, JANUARY 31, 2009	17,657	—	137,755	36,012	173,767
Common stock issued on grant of restricted stock and exercise of stock options and warrants	120	—	58	—	58
Stock-based compensation expense	—	—	962	—	962
Net income	—	—	—	15,737	15,737

BALANCE, JANUARY 31, 2010	17,777	$—	$138,775	$51,749	$190,524

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JANUARY 31, 2010, 2009 AND 2008

(in thousands)

	2010	2009	2008
OPERATING ACTIVITIES
Net income	$15,737	$18,075	$5,213
Adjustments to reconcile net income to net cash from operations
Depreciation and amortization	7,950	4,583	2,515
Debt retirement costs	—	—	2,407
Deferred income taxes	1,850	968	(181)
Stock-based compensation expense	962	692	141
Other	(15)	(9)	858
Changes in assets and liabilities, net of purchase of equipment dealerships assets and assumption of liabilities
Receivables, prepaid expenses and other assets	(2,481)	6,993	(8,488)
Inventories	(61,244)	(34,842)	(3,165)
Floorplan notes payable	(3,660)	5,380	(4,449)
Accounts payable, customer deposits, accrued expenses and other long-term liabilities	(6,649)	3,833	19,237
Income taxes	(111)	(1,458)	(1,628)

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	(47,661)	4,215	12,460

INVESTING ACTIVITIES
Net change in U.S. treasury bills	44,994	(44,994)	—
Property and equipment purchases	(12,394)	(7,228)	(6,288)
Net proceeds from sale of equipment	396	462	270
Payment for intangible asset	—	—	(217)
Purchase of equipment dealerships, net of cash purchased	(7,266)	(35,521)	(10,103)

NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	25,730	(87,281)	(16,338)

FINANCING ACTIVITIES
Proceeds from initial public offering of common stock, net of underwriting discount of $3,238 and other direct costs of $1,228	—	—	41,794
Proceeds from follow-on offering of common stock, net of underwriting discount of $4,389 and other direct costs of $396	—	78,815	—
Net change in non-manufacturer floorplan notes payable	51,448	9,094	(705)
Short-term advances related to customer contracts in transit, net	780	—	—
Proceeds from long-term debt borrowings	23,914	12,368	12,199
Principal payments on long-term debt and subordinated debentures	(19,066)	(19,034)	(14,492)
Dividends paid on redeemable securities	—	—	(441)
Net change in subordinated debt interest accrual	—	—	(330)
Other	(7)	67	1,084

NET CASH PROVIDED BY FINANCING ACTIVITIES	57,069	81,310	39,109

NET CHANGE IN CASH AND CASH EQUIVALENTS	35,138	(1,756)	35,231
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	41,047	42,803	7,572

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$76,185	$41,047	$42,803

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

YEARS ENDED JANUARY 31, 2010, 2009 AND 2008

(in thousands)

	2010	2009	2008
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period
Income taxes, net of refunds	$10,287	$12,894	$5,349

Interest	$6,311	$4,037	$6,615

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchased with long-term debt	$2,312	$979	$1,328

Net transfer of equipment from (to) fixed assets to (from) inventories	$6,528	$(3,631)	$—

Net transfer of financing from long-term debt to floorplan notes payable	$3,180	$—	$—

Dividends on preferred redeemable stock charged to retained earnings	$—	$—	$88

Issuance of shares for conversion of debt and conversion of redeemable securities	$—	$—	$8,114

Acquisition of equipment dealership assets in exchange for cash and assumption of liabilities including purchase accounting adjustments on prior acquisitions
Receivables	$(558)	$(4,905)	$(2,638)
Inventories	(15,189)	(42,594)	(32,330)
Deferred income taxes, net	163	271	593
Property and equipment	(1,462)	(22,255)	(2,936)
Intangible assets	—	(250)	—
Other assets		(89)	(56)
Goodwill	(2,298)	(4,193)	(4,535)
Accounts payable	(149)	3,367	3,987
Floorplan notes payable	8,765	24,608	21,867
Customer deposits	286	392	—
Accrued expenses	205	290	343
Income taxes payable	(51)	1,100	176
Long-term debt	1,877	8,084	1,000

Non-cash consideration: other long-term liabilities	1,145	653	4,426
Cash paid for dealerships, net of cash purchased and adjustments on prior acquisitions	$(7,266)	$(35,521)	$(10,103)

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

Concentrations of Credit Risk

        The Company's sales are to agricultural and construction equipment customers principally in North Dakota, South Dakota, Minnesota, Iowa, eastern Nebraska, Montana and eastern Wyoming. The Company extends credit to its customers in the ordinary course of business and monitors its customers' financial condition to minimize its risks associated with trade receivables; however, the Company does not generally require collateral on trade receivables.

        A portion of the Company's cash balances are maintained in bank deposit accounts, which are in excess of federally insured limits.

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

Concentrations in Operations

        The Company currently purchases new and rental equipment and related parts from a limited number of manufacturers. Although no change in suppliers is anticipated, the occurrence of such a change could cause a possible loss of sales and adversely affect operating results. The Company is the holder of authorized dealerships granted by CNH Capital LLC, New Holland North America, Inc. and Kobelco Construction Machinery America LLC whereby it has the right to act as an authorized dealer for the entities' equipment. The dealership authorizations and floorplan facilities can be cancelled by the respective entity if the Company does not observe certain established guidelines and covenants.

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

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        As of January 31, 2009 short-term marketable securities consisted entirely of U.S. Treasury Bills. These investments were classified as held-to-maturity as the Company had both the positive intent and ability to hold to maturity. The investments were carried at amortized cost, which due to the short-term nature of the investments, approximated fair value.

Receivables and Credit Policy

        Trade receivables are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Payments of trade receivables are allocated to the specific invoices identified on the customer's remittance advice or, if unspecified, are applied to the earliest unpaid invoices.

        The carrying amount of trade receivables is reduced by a valuation allowance that reflects management's best estimate of the amounts that will not be collected. Management reviews aged receivable balances and estimates the portion, if any, of the balance that will not be collected.

        Finance receivables consist primarily of contracts in transit with manufacturers and finance companies, and credit card companies. These receivables do not generally have established payment terms and are collected in relatively short time periods.

Inventories

        New and used machinery are stated at the lower of cost (specific identification) or market with adjustments for decreases in market value on inventory rented but available for sale being a percentage of the rental income received on such inventory. All used inventory, including that which has been rented, is subject to periodic lower of cost or market evaluation. Parts inventories are valued at the lower of average cost or market, and an estimate of parts inventories not expected to be sold in the next year has been reported separately. Work in process is valued at the billable rates of labor incurred and parts inventories used on service work in process at year end.

Property and Equipment

        Property and equipment is stated at cost. Depreciation is computed on a straight-line basis over the estimated useful life of each asset, as summarized below:

Buildings and leasehold improvements	Lesser of 10 - 40 years or lease term
Machinery and equipment	3 - 10 years
Furniture and fixtures	3 - 10 years
Vehicles	5 - 10 years
Rental fleet	5 years

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

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill

        Goodwill represents the excess of costs over the fair value of the assets of businesses acquired not allocable to separately identifiable intangible assets. Goodwill acquired in business combinations is assigned to its related reporting unit, which consists of the Company's operating segments.

        Goodwill is not amortized, but is tested for impairment at the end of the Company's fiscal year, or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit's carrying amount of goodwill is greater than its fair value. The goodwill impairment test is performed by comparing the carrying value of the reporting unit to its fair value. Fair value is calculated by discounting the estimated future cash flows of the Company's reporting units. As of January 31, 2010, the carrying value of the Company's goodwill was not considered impaired.

Intangible Assets

        The covenants not to compete are being amortized using the straight-line method over the terms of the related agreements, which range from five to ten years.

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

Income Taxes

        Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of receivables, inventory, property and equipment, intangible assets, stock-based compensation, and accrued expenses for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. The Company's policy is to recognize interest expense and penalties related to income tax matters within its provision for income taxes. The Company performs a comprehensive review of its portfolio of uncertain tax positions in accordance with the requirements and recognition standards established by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC" or "Codification") 740, Income Taxes. Pursuant to this guidance, an uncertain tax position represents the Company's expected treatment of a tax position taken, or expected to be taken, in a tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share

        Basic earnings per share were computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the year. Accumulated preferred dividends and amortization of preferred stock syndication fees were subtracted from net income to arrive at income available to common stockholders.

        Diluted earnings per share were computed by dividing income available to common stockholders plus assumed conversions by the weighted-average shares of common stock outstanding after adjusting for potential dilution related to the conversion of all dilutive securities into common stock. All potentially dilutive securities were included in the computation of diluted earnings per share.

        The components of basic earnings per share are as follows:

Basic—Earnings Per Share	2010	2009	2008
(in thousands, except per share data)
Net income	$15,737	$18,075	$5,213
Less: Amortization of syndication fees	—	—	(51)
Less: Preferred stock dividends—unpaid	—	—	(88)

Income available to common shareholders	$15,737	$18,075	$5,074

Basic weighted-average shares outstanding	17,593	16,291	5,607

Basic—Earnings Per Share	$0.89	$1.11	$0.90

        The components of diluted earnings per share are as follows:

Diluted—Earnings Per Share	2010	2009	2008
(in thousands, except per share data)
Income available to common shareholders	$15,737	$18,075	$5,074
Plus: Income impact of assumed conversions
Amortization of syndication fees	—	—	51
Preferred stock dividends—unpaid	—	—	88
Interest on convertible debentures, net of tax effect	—	—	278

Income available to common shareholders plus assumed conversions	$15,737	$18,075	$5,491

Basic weighted-average shares outstanding	17,593	16,291	5,607
Plus: Incremental shares from assumed conversions
Convertible debentures	—	—	1,864
Convertible preferred shares	—	—	543
Restricted stock	140	87	21
Warrants	70	109	153
Stock options	165	292	58

Diluted weighted-average shares outstanding	17,968	16,779	8,246

Diluted—EPS	$0.88	$1.08	$0.67

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        There were 139,000, 134,000 and 275,000 options outstanding as of January 31, 2010, 2009 and 2008, respectively, which were not included in the computation of diluted EPS because they were anti-dilutive.

Revenue Recognition

        Revenue on equipment is recognized upon receipt of a signed contract and delivery of product to customers. Revenue on parts sales is recognized upon delivery of product to customers. Rental and service revenue is recognized at the time the related services are provided. In addition to outright sales of new and used equipment, certain rental agreements may include rent-to-purchase options. Under these agreements, customers are given a period of time to exercise an option to purchase the related equipment, with a portion of the rental payments being applied to the purchase price. Any such equipment is included in inventory until the purchase option is exercised. Rental revenue is recognized during the rental period, with equipment sales revenue being recognized upon the exercise of the purchase option.

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

Manufacturer Incentives and Discounts

        The Company receives various manufacturer incentives and discounts, which are based on a variety of factors. The Company accounts for such programs in accordance with the provisions of the ASC 605-50, Customer's Accounting for Certain Consideration Received from a Vendor. Discounts and incentives related to the purchase of inventory are recognized as a reduction of inventory prices and recognized as a reduction of cost of revenue when the related inventory is sold. Sales-related discounts and incentives are recognized as a reduction of cost of revenue when the related inventory is sold. Financing-related incentives are recognized as other income when earned. Other incentives, reflecting reimbursement of qualifying expenses, are recognized as a reduction of the related expense when earned.

Advertising Costs

        Costs incurred for producing and distributing advertising are expensed as incurred. Advertising expense amounted to $2,553,000, $2,273,000 and $1,324,000, respectively, for the years ended January 31, 2010, 2009 and 2008.

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

        The Company accounts for stock-based compensation in accordance with the provisions of the ASC 718, Compensation—Stock Compensation. This guidance requires that stock-based compensation, which includes stock options and restricted stock, be accounted for at the fair value of the applicable equity instrument.

Business Combinations

        The Company accounts for business combinations in accordance with the provisions of ASC 805, Business Combinations. This guidance allows the acquirer to finalize the acquisition accounting during the measurement period, which may not exceed one year from the date of acquisition. During the measurement period the Company's accounting for the business combination transaction may be based on estimates due to various unknown factors present at the date of acquisition.

Segment Reporting

        The Company operates its business in two operating segments, the Agriculture segment and Construction segment, in accordance with the provisions of ASC 280, Segment Reporting. Information regarding these segments is summarized in Note 16.

Recent Accounting Guidance

        In January 2010, the FASB updated authoritative guidance on fair value measurements, codified in ASC 820, Fair Value Measurements and Disclosures. This guidance required additional disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and activity in Level 3 fair value measurements. It also clarified existing disclosure requirements regarding level of disaggregation and valuation inputs and techniques. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of the Level 3 activity, which is effective for interim and fiscal years beginning after December 15, 2010. The Company adopted these provisions on February 1, 2010, except for the Level 3 activity disclosures, which will be effective for the Company on February 1, 2011. The provisions of this guidance have not, and are not expected to, have a material effect on the Company's results of

        In June 2009, the FASB issued authoritative guidance on the FASB ASC and the hierarchy of generally accepted accounting principles, codified in ASC 105, Generally Accepted Accounting Principles. This guidance established the Codification as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, excluding guidance from the SEC, was superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Codification does not change GAAP, but instead introduced a new structure that combined all authoritative standards into a comprehensive, topically organized online database. The Codification was effective for interim or annual periods ending after September 15, 2009, and impacted the Company's financial statement disclosures beginning with the quarter ending October 31, 2009 as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There will be no changes to the content of the Company's consolidated financial statements or disclosures as a result of implementing the Codification.

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In October 2009, the FASB issued authoritative guidance on revenue recognition, codified in ASC 605-25, Revenue Recognition. This guidance modifies the fair value requirements of revenue recognition on multiple element arrangements by allowing the use of the "best estimate of selling price" in addition to vendor specific objective evidence and third-party evidence for determining the selling price of a deliverable. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence, (b) third-party evidence, or (c) estimates. In addition, the guidance eliminates the residual method of allocation and significantly expands the disclosure requirements for such arrangements. This guidance is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is in the process of determining the impact that this guidance will have on the Company's consolidated financial statements.

        In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities ("VIE"), codified in ASC 810, Consolidation. This guidance eliminates the exemption for qualifying special-purpose entities, amends the approach companies use to identify the VIEs for which they are deemed to be the primary beneficiary and are required to consolidate, and requires additional disclosure of an entity's involvement with a VIE. The guidance requires companies to perform ongoing reassessments of whether it is the primary beneficiary of a VIE. This assessment no longer includes the quantitative-based assessment, and instead requires a qualitative assessment of whether a company has the power to direct the VIE's activities that most significantly impact the company's economic performance and whether the entity has the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. This guidance is effective for fiscal years beginning after November 15, 2009. The Company is in the process of determining the impact that this guidance will have on the Company's consolidated financial statements.

        In May 2009, the FASB issued authoritative guidance on subsequent events, codified in ASC 855, Subsequent Events. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the guidance as of July 31, 2009. Its adoption did not have a material effect on the Company's consolidated financial statements. This guidance was amended in February 2010 to require SEC filers to disclose subsequent events through the date the financial statements are issued and exclude SEC filers from the requirement to disclose the date through which subsequent events were evaluated. This guidance became effective immediately and was used in determining the disclosure requirements in Note 18—Subsequent Events included in this Form 10-K. Its adoption did not have a material impact on the Company's consolidated financial statements.

        In April 2009, the FASB issued authoritative guidance on the accounting and disclosure of assets acquired and liabilities assumed in a business combination that arise from contingencies, and subsequent accounting for these contingencies. This guidance was codified in ASC 805, Business Combinations. The Company adopted this guidance on February 1, 2010 and does not expect it to have a material effect on its consolidated financial statements based on the nature of the assets acquired and liabilities assumed in the Company's business combinations.

        In April 2009, the FASB issued authoritative guidance that required disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, in addition to inclusion in annual financial statements. This guidance was codified in ASC 820, Fair Value

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Measurements and Disclosures. The Company adopted this guidance as of July 31, 2009. Its adoption did not have a material effect on the Company's consolidated financial statements.

        In February 2008, the FASB issued authoritative guidance on fair value measurements, now codified in ASC 820, Fair Value Measurements and Disclosures. This guidance permitted a one year deferral of the application of fair value measurements for all non-financial assets and non-financial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted fair value measurements for non-financial assets and non-financial liabilities on February 1, 2009. Its adoption did not have a material effect on the Company's results of operations, financial position or cash flows.

        In December 2007, the FASB issued authoritative guidance on business combinations which provided additional guidance on improving the relevance, representational faithfulness, and comparability of the financial information that a reporting entity provides in its financial reports about a business combination and its effects. This guidance was codified in ASC 805, Business Combinations, and applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted this guidance effective February 1, 2009. Its adoption did not have a material effect on the Company's consolidated financial statements. Any acquisition made in fiscal 2010 and future periods were subject to this new accounting guidance.

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

NOTE 2—RECEIVABLES

	January 31, 2010	January 31, 2009
	(in thousands)
Trade accounts	$8,488	$7,666
Finance receivables	7,941	7,262
Volume discounts	4,011	2,250
Warranty claims	1,836	1,766
Other	311	897

	$22,587	$19,841
Less allowance for doubtful accounts	(333)	(214)

	$22,254	$19,627

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—INVENTORIES

	January 31, 2010	January 31, 2009
	(in thousands)
New equipment	$174,193	$132,502
Used equipment	127,884	68,333
Parts and attachments	42,611	37,314
Work in process	2,892	2,945

	$347,580	$241,094

        In addition to the above amounts, the Company has estimated that a portion of its parts inventory will not be sold in the next operating cycle. Accordingly, these balances have been classified as noncurrent assets.

NOTE 4—PROPERTY AND EQUIPMENT

	January 31, 2010	January 31, 2009
	(in thousands)
Rental fleet equipment	$15,231	$22,474
Machinery and equipment	11,703	9,129
Vehicles	15,544	13,310
Furniture and fixtures	10,401	6,224
Land, buildings, and leasehold improvements	12,248	5,965

	$65,127	$57,102
Less accumulated depreciation	(18,523)	(11,833)

	$46,604	$45,269

        Depreciation expense amounted to $7,879,000, $4,361,000 and $2,388,000, respectively, for the years ended January 31, 2010, 2009 and 2008.

NOTE 5—INTANGIBLE ASSETS AND GOODWILL

        The following is a summary of non-goodwill intangibles as of January 31, 2010 and 2009:

	January 31, 2010	January 31, 2009
	(in thousands)
Covenants not to compete	$575	$635
Less accumulated amortization	(280)	(269)

	$295	$366

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—INTANGIBLE ASSETS AND GOODWILL (Continued)

        Changes in the carrying amount of goodwill during the years ended January 31, 2010 and 2009 are summarized as follows:

	Agriculture	Construction	Total
	(in thousands)
Balance, January 31, 2008	$8,271	$—	$8,271
Arising in completed business combinations	1,813	2,340	4,153
Adjustments to business combinations completed in prior year	40	—	40
Impairment losses	—	—	—

Balance, January 31, 2009	10,124	2,340	12,464
Arising in completed business combinations	1,464	—	1,464
Adjustments to business combinations completed in prior year	1,113	(279)	834
Impairment losses	—	—	—

Balance, January 31, 2010	$12,701	$2,061	$14,762

NOTE 6—LINES OF CREDIT/FLOORPLAN NOTES PAYABLE

Operating Line of Credit

        On July 15, 2009, the Company entered into a Loan Agreement (the "Loan Agreement") with Bremer Bank National Association ("Bremer Bank") which provides for a $25.0 million revolving operating line of credit ("Revolving Loan") and a $15.0 million term loan ("Term Loan"). The Revolving Loan may be used to fund short term working capital requirements of the Company, and replaces the Company's previous $25.0 million operating line of credit with Bremer Bank. The Revolving Loan has a variable interest rate of 0.25% per annum below a Bremer Bank reference rate (subject to a minimum interest rate floor of 4.5%) on outstanding balances, a 0.5% non-usage fee on the average monthly unused amount, requires monthly payments of accrued interest commencing August 1, 2009, and has a maturity date of July 14, 2010. Advances under the Loan Agreement are secured by substantially all of the Company's assets. See details of the Term Loan in the long-term debt schedule in Note 7.

        The Company had no amount outstanding on the Revolving Loan at January 31, 2010. The Loan Agreement contains certain financial covenants which impose minimum levels of current ratio, debt service coverage, and inventory turnover ratio and a maximum level of debt to tangible net worth ratio. As of January 31, 2010, the Company was in compliance with all of these financial covenants.

Floorplan Lines of Credit

        The Company has discretionary floorplan lines of credit for equipment purchases totaling approximately $365.0 million with various lending institutions, including a $300.0 million Wholesale Floorplan Credit Facility with CNH Capital America LLC ("CNH" or "CNH Capital") and $50.0 million with GE Commercial Distribution Finance ("GE"). The available borrowings under the CNH credit facility are reduced by outstanding floorplan notes payable, rental fleet financing and other acquisition-related financing arrangements with CNH. During fiscal 2010, interest rates for new

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—LINES OF CREDIT/FLOORPLAN NOTES PAYABLE (Continued)

borrowings under the CNH Capital floorplan line of credit ranged from the prime rate plus 0.3% to the prime rate plus 6% per annum, subject to any interest-free periods offered by CNH. Beginning in February 2010, interest rates will be equal to the prime rate plus 4% on new borrowings, subject to any interest-free periods offered by CNH. The CNH Capital credit facility automatically renews on August 31 of each year through August 31, 2012, unless earlier terminated by either party. Under covenants of the CNH credit facility, the Company has agreed, among other things, to maintain various financial ratio levels and to submit certain financial information. It also contains various restrictive covenants that require prior consent of CNH Capital if the Company desires to engage in any acquisition of, consolidation or merger with any other business entity in which the Company is not the surviving company; create subsidiaries; move any collateral outside of the U.S.; or sell, rent, lease or otherwise dispose or transfer any of the collateral, other than in the ordinary course of business. CNH's consent is also required for the acquisition of any CNH dealership. In addition, the CNH Capital credit facility restricts the Company's ability to incur any liens upon any substantial part of its assets.

        The GE credit facility may be used to purchase new and used inventory from vendors approved by GE, or to finance or refinance new or used inventory. The interest rate on borrowings under the GE floorplan line of credit is equal to the three-month LIBOR rate plus 5.5%. The GE credit facility may be terminated by either party on 60 days notice. Under covenants of the GE credit facility, the Company has agreed, among other things, to maintain various financial ratio levels and to submit certain financial information. It also contains various restrictive covenants regarding related party transactions outside of the ordinary course of business and requires GE's prior consent if the Company desires to engage in any acquisition meeting certain financial thresholds; make any investments outside of the ordinary course of business; or have a change in control, as defined by the agreement.

        Floorplan notes payable relating to these credit facilities totaled approximately $245.3 million of the total floorplan notes payable balance of $249.9 million outstanding as of January 31, 2010 and $153.8 million of the total floorplan notes payable balance of $166.5 million outstanding as of January 31, 2009. As of January 31, 2010, the Company had approximately $106.9 million in available borrowings remaining under these lines of credit. These floorplan notes carried various interest rates primarily ranging from 3.25 to 9.25% as of January 31, 2010 and 2009, subject to interest-free periods offered by CNH, and are secured by the related inventory. Repayment terms vary by individual notes, but generally payments are made from sales proceeds or rental revenue from the related inventories. As of January 31, 2010, the Company was in compliance with all floorplan financial covenants.

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—LONG-TERM DEBT

        The following is a summary of long-term debt as of January 31, 2010 and 2009:

	January 31, 2010	January 31, 2009
	(in thousands)
Variable rate notes payable to CNH, variable rates at prime plus 0.3% to prime plus 6%, varying monthly installment payments maturing August 2012, secured by rental fleet equipment	$9,591	$15,048
Note payable to Bremer Bank, 5.9%, due in monthly installments of $289,300, matures July 2014, secured by all assets of the Company	13,663	—
Fixed rate notes payable to finance companies, interest rates primarily ranging from 5.5% to 8.7%, due in monthly installments including interest and various maturity dates through May 2016, secured by vehicles	2,870	1,494
Fixed rate notes to various finance companies and other parties, interest rates ranging from 4.9% to 10.0%, due in monthly installments including interest and various maturity dates through January 2018, secured by fixed assets	1,374	1,129
Variable rate notes payable to CNH, variable rates at prime to prime plus 4.0%, quarterly installment payments of $31,365 with a balloon payment due on November 3, 2010, secured by all assets of the Company	596	2,404
Note payable to AgCountry, due February 2010, variable interest at the LIBOR rate plus 4.0%, unsecured	780	—
Other, variable interest rates at 6.5%, various maturity dates through January 2015	196	426
Notes paid in full during the year ended January 31, 2010	—	1,932

	29,070	22,433
Less current maturities	(7,218)	(7,623)

	$21,852	$14,810

        Long-term debt maturities are as follows:

12 Months Ending January 31,	Amount
(in thousands)
2011	$7,218
2012	6,110
2013	5,789
2014	7,421
2015	2,018
Thereafter	514

$29,070

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—LONG-TERM DEBT (Continued)

        As of January 31, 2009, certain liabilities totaling $11,624,000 were included in long-term debt secured by rental fleet as the Company had the intent and ability to refinance the amounts due within the next twelve months on a long-term basis, in accordance with the applicable accounting guidance regarding the classification of short-term obligations expected to be refinanced in place at that date. Subsequent to January 31, 2009 the Company refinanced these amounts with CNH at a rate of prime plus 0.3% and payments over the next five years. Amounts due on or before January 31, 2009 were included in current maturities of long-term debt as of January 31, 2009.

NOTE 8—ACCRUED EXPENSES

	January 31, 2010	January 31, 2009
	(in thousands)
Interest	$661	$23
Compensation	6,983	6,844
Sales and payroll taxes	938	667
Health insurance claims liability	527	294
Other	761	480

	$9,870	$8,308

NOTE 9—OPERATING LEASES AND RELATED PARTY TRANSACTIONS

        As of January 31, 2010 the Company leases buildings pursuant to 34 different operating lease agreements with monthly rentals of $357,000 at January 31, 2010 from Dealer Sites, LLC ("Dealer Sites"), an entity in which a minority position is owned by David Meyer, the Company's Chairman and Chief Executive Officer, Tony Christianson, one of the Company's directors, Peter Christianson, the Company's President and Chief Financial Officer, and other Meyer and Christianson family members. Rent expense for leases with Dealer Sites totaled $3,890,000, $2,298,000 and $1,823,000 for the years ended January 31, 2010, 2009 and 2008, respectively. One lease expires in February 2010 and the other leases expire on various dates between May 2012 and April 2019. The leases provide that the lessee pay all property taxes, utilities, insurance and all expenses necessary for the general upkeep of the respective buildings.

        Rent expense for leases with related parties other than Dealer Sites totaled $122,000, $436,000, and $590,000 for the years ended January 31, 2010, 2009 and 2008, respectively. During fiscal year 2010, the Company leased two buildings pursuant to operating leases from C.I. Farm Power, Inc., a company affiliated with Peter Christianson, and Arthur Mercantile Company, a company for which James L. Williams, one of the Company's directors, is the President and Treasurer. The lease with C.I. Farm Power, Inc. expires in July 2013 and the lease with Arthur Mercantile Company will expire in May 2019. During fiscal years 2009 and 2008 the Company leased various buildings on operating leases from Meyer Family Limited Partnership, Padre Partnership, and Landco LLC, companies also affiliated with David Meyer and Peter Christianson.

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—OPERATING LEASES AND RELATED PARTY TRANSACTIONS (Continued)

        The Company also leases 44 additional buildings under operating lease agreements with unrelated parties and leases office equipment under various operating lease agreements. The leases expire at various dates through January 2024. Rent and lease expense under all operating leases totaled $7,835,000, $4,870,000 and $3,232,000 during the years ended January 31, 2010, 2009 and 2008, respectively. Certain leases have fluctuating minimum lease payments. The Company recognizes lease expense on a straight-line basis over the expected term of the lease.

        Approximate minimum future lease payments are as follows:

Years ending January 31,	Amount
(in thousands)
2011	$7,798
2012	7,619
2013	6,958
2014	6,471
2015	6,385
Thereafter	26,276

$61,507

        During the fiscal year ended January 31, 2008 the Company paid Cherry Tree Securities, LLC, an entity affiliated with Tony Christianson, a director, a fee of $125,000 related to successful completion of the initial public offering.

NOTE 10—INCOME TAXES

        Net deferred tax assets and liabilities consist of the following components as of January 31, 2010 and 2009:

	2010	2009
	(in thousands)
Current deferred tax assets:
Inventory allowances	$1,140	$803
Other liabilities	636	336
Receivables	133	84
Stock-based compensation	357	203

	$2,266	$1,426

Non-current deferred tax assets (liabilities):
Property and equipment	$(6,161)	$(3,546)
Intangibles	(355)	(117)
Other liabilities	160	160

	$(6,356)	$(3,503)

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—INCOME TAXES (Continued)

        The provision for income taxes charged to income for the years ended January 31, 2010, 2009 and 2008 consists of the following:

	2010	2009	2008
	(in thousands)
Currently payable
Federal	$7,652	$9,202	$3,260
State	1,753	2,260	760
Deferred	1,850	968	90

	$11,255	$12,430	$4,110

        The reconciliation of the statutory federal income tax rate to the Company's effective rate is as follows:

	2010	2009	2008
U.S. Statutory Rate	35.0%	35.0%	35.0%
State taxes on income net of federal tax benefit	5.1%	5.2%	5.3%
Unrecognized tax benefits	—%	0.1%	4.5%
All other, net	1.6%	0.4%	(0.7)%

	41.7%	40.7%	44.1%

Uncertain Tax Positions

        The Company identified an uncertain tax position and recorded an unrecognized tax benefit during the year ending January 31, 2008. This unrecognized tax benefit was included in other long term liabilities on the Company's Consolidated Balance Sheet. In August 2009, the Internal Revenue Service ("IRS") completed its audit of the Company, including the uncertain tax position taken during fiscal 2008. All amounts owed to state and federal taxing authorities were paid prior to January 31, 2010.

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—INCOME TAXES (Continued)

        A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

(in thousands)
Balance at January 31, 2008	$420
Additions for tax positions related to current year	—
Additions/reductions for tax positions taken in prior years
Accrued interest expense	26
Reductions for tax positions as a result of:
Settlements	—
Lapse of statute of limitations	—

Balance at January 31, 2009	$446

Additions for tax positions related to current year	—
Additions/reductions for tax positions taken in prior years
Accrued interest expense	9
Reduction due to final IRS settlement	(14)
Reductions for tax positions as a result of:
Settlements	(441)
Lapse of statute of limitations	—

Balance at January 31, 2010	$—

        The Company files income tax returns in the U.S. federal jurisdiction and various states and is no longer subject to U.S. federal and state income tax examinations by tax authorities for fiscal years ending on or prior to January 31, 2006.

NOTE 11—CAPITAL STRUCTURE

        The Company's certificate of incorporation provides the Company with the authority to issue 30,000,000 shares of $0.00001 par value stock, consisting of 25,000,000 shares of common stock and 5,000,000 shares classified as undesignated. In conjunction with its initial public offering, in December 2007 the Company exchanged or converted all outstanding convertible subordinated debentures of $6,350,000 into 2,308,648 shares of common stock and retired $9,442,000 in subordinated debentures. As a result of these transactions, the Company recognized debt retirement costs of $3,824,000. The debt retirement costs consisted of $2,407,000 of conversion costs, $1,065,000 of repayment penalties and $352,000 of unamortized debt issuance costs.

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

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—STOCK-BASED COMPENSATION AND STOCK WARRANTS

Stock Warrants

        The following table summarizes stock warrant activity for the year ended January 31, 2010:

        (number of warrants and aggregate intrinsic value in thousands)

	Number of Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding and exercisable at January 31, 2009	123	$3.45
Granted	—	—
Exercised	(40)	3.50
Forfeited	—	—

Outstanding and exercisable at January 31, 2010	83	$3.43	$629	3.1

        The aggregate intrinsic value of stock warrants exercised was $336,000 and $95,000 for the years ended January 31, 2010 and 2009, respectively. There were no stock warrants exercised in the year ended January 31, 2008.

        Stock warrants were valued using the Black-Scholes option pricing model. Assumptions used to value the warrants were similar to those used in valuing the stock options as described below. Warrants issued in conjunction with a debt offering were valued and classified as Additional Paid-In Capital in accordance with applicable authoritative guidance in effect at the time of the transaction.

Stock Award Plans

        The Company implemented the 2005 Equity Incentive Plan, a stock-based compensation plan (the "Plan"), during the year ended January 31, 2006. In August 2007, the Plan was amended to increase the number of shares available under the Plan from 500,000 to 1,000,000 shares. The purpose of the Plan is to provide incentive compensation to participants for services that have been or will be performed for continuing as employees or members of the Board of Directors of the Company. Under the Plan, the Company may grant incentive stock options, non-qualified stock options and restricted stock for up to 1,000,000 shares of common stock under all forms of awards. The Company accounts for stock options and restricted stock using the fair value method under ASC 718, Compensation—Stock Compensation. Shares issued for stock-based awards may be either authorized but unissued shares, or shares of treasury stock acquired in the open market. The Company has 168,330 shares authorized and available for future equity awards under the Plan as of January 31, 2010.

        Compensation cost charged to operations under the Plan was $962,000, $692,000 and $141,000 for the years ended January 31, 2010, 2009 and 2008, respectively. The income tax benefit recognized from all stock-based compensation arrangements was $540,000, $265,000, and $51,000 for the years ended January 31, 2010, 2009 and 2008, respectively. The income tax benefit realized from all stock-based compensation arrangements was $55,000, $138,000 and $14,000 for the years ended January 31, 2010, 2009 and 2008, respectively.

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—STOCK-BASED COMPENSATION AND STOCK WARRANTS (Continued)

Stock Options

        The Company grants stock options as part of its long-term incentive compensation to employees and members of the Board of Directors of the Company. Stock options vest over a period of four to six years for employees and immediately for members of the Board of Directors and have contractual terms of five to ten years.

        The following table summarizes stock option activity for the year ended January 31, 2010:

  (number of stock options and aggregate intrinsic value in thousands)

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 31, 2009	646	$10.91
Granted	5	11.16
Exercised	(10)	5.86
Forfeited	(10)	16.40

Outstanding at January 31, 2010	631	$10.90	$1,603	7.0

Exercisable at January 31, 2010	243	$8.75	$806	6.5

        The aggregate intrinsic value of stock options exercised was $59,000 and $152,000 for the years ended January 31, 2010 and 2009, respectively. There were no options exercised during the years ended January 31, 2008. The weighted-average grant date fair value of stock options granted was $11.16, $8.41 and $2.94 for the years ended January 31, 2010, 2009, and 2008, respectively.

        The fair value of each stock option granted is estimated using the Black-Scholes pricing model. The following assumptions were made in estimating fair value for stock options granted during the following fiscal years:

Assumption	2010	2009
Dividend yield	0%	0%
Risk-free interest rate	3.1%	2.1 - 3.6%
Expected life of options	6.75 years	6.75 - 8 years
Expected volatility	39%	34 - 42%

        Prior to the Company's initial public offering the expected volatility was based upon management's best estimate of the value of the shares based upon the Company's internal market. Due to the limited historical stock price data available since its initial public offering, the Company currently estimates its volatility using a blended rate based on quoted market prices of its stock and other similar companies determined by Company management. The expected life of options is estimated consistent with the "simplified" method identified in Staff Accounting Bulletin ("SAB") No. 107, the use of which was extended by SAB 110. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of the options. The Company uses historical data to estimate pre-vesting

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—STOCK-BASED COMPENSATION AND STOCK WARRANTS (Continued)

option forfeitures and records stock-based compensation expense only for those awards that are expected to vest. The Company recognizes the fair value of stock options as compensation expense ratably over the vesting period of the award.

        The following is a summary of information related to options outstanding and exercisable at January 31, 2010:

  (number of options in thousands)

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$4.00 - 4.50	118	6.4	$4.46	71	6.4	$4.43
7.50 - 10.20	344	6.4	8.62	144	6.2	8.66
11.15 - 14.69	35	8.8	11.84	6	8.8	11.84
21.21 - 26.84	134	8.5	22.24	22	8.5	22.24

	631	7.0	10.90	243	6.5	8.75

        As of January 31, 2010 there was $1,575,000 of unrecognized compensation cost on non-vested stock options that is expected to be recognized over a weighted-average period of 3.4 years.

Restricted Stock

        The Company grants restricted stock awards in addition to stock options as part of its long-term incentive compensation to employees and members of the Board of Directors of the Company. The fair value of the restricted stock is determined based on the closing market price of the Company's stock on the date of grant. The restricted stock vests over a period of three to six years for employees and over one year for members of the Board of Directors. The Company recognizes compensation expense ratably over the vesting period of the restricted stock.

        The following table summarizes restricted stock activity for the year ended January 31, 2010:

  (number of restricted shares in thousands)

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
Nonvested at January 31, 2009	92	$10.18	2.1
Granted	88	12.89
Forfeited	(6)	11.06
Vested	(11)	12.75

Nonvested at January 31, 2010	163	$11.45	2.5

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—STOCK-BASED COMPENSATION AND STOCK WARRANTS (Continued)

        The weighted-average grant date fair value of restricted stock granted was $12.89, $17.45 and $8.48 during the years ended January 31, 2010, 2009 and 2008, respectively. The total fair value of restricted stock vested was $139,000, $26,000, and $7,000 during the years ended January 31, 2010, 2009 and 2008, respectively. As of January 31, 2010, there was $583,000 of unrecognized compensation cost on non-vested restricted stock that is expected to be recognized over a weighted-average period of 2.5 years.

NOTE 13—EMPLOYEE BENEFIT PLANS

        The Company has a 401(k) profit-sharing plan for full-time employees at least 19 years of age. The Company makes matching contributions of 50% of qualifying employee elective contributions to the plan. The Company's matching contributions to the plan of $1,528,000, $1,154,000 and $699,000 were charged to expense for the years ended January 31, 2010, 2009 and 2008, respectively. In addition, the Company may make a discretionary contribution to the plan as determined by the Board of Directors, with a maximum amount equal to the amount allowed under the Internal Revenue Service regulations. The Company did not make any discretionary contributions to the plan for the years ended January 31, 2010, 2009 and 2008.

NOTE 14—BUSINESS COMBINATIONS

        The Company continued to implement its strategy of consolidating dealerships in desired market areas. Below is a summary of the acquisitions completed for the years ended January 31, 2010, 2009 and 2008. In certain of the business combination transactions the Company recognized goodwill. Factors contributing to the recognition of goodwill include an evaluation of enterprise value, historical financial performance, estimated industry potential within the market and the market territory relationship to other existing and future planned Company locations. Pro forma results are not presented as the acquisitions are not considered material, individually or in aggregate, to the Company. The results of operations have been included in the Company's consolidated results of operations since the date of each respective business combination.

Fiscal 2010

Winger Implement, Inc.

        On May 1, 2009, the Company acquired 100% of the outstanding stock of Winger Implement, Inc. and subsequently merged the acquired entity into the Company. The acquired entity consisted of one agricultural equipment store located in Winger, Minnesota and expands the Company's presence in the Red River Valley. The acquisition-date fair value of the total consideration transferred for the dealership was $1,450,000. The accounting for this business combination is based on certain provisional estimates as of January 31, 2010. The Company will finalize the purchase accounting within the measurement period, which will not exceed one year from the date of acquisition.

Arthur Mercantile Company

        On May 28, 2009, the Company acquired certain assets of Arthur Mercantile Company. The acquired entity consisted of one agricultural equipment store located in Arthur, North Dakota and expands the Company's presence in the Red River Valley. The acquisition-date fair value of the total consideration transferred for the dealership was $832,000. James L. Williams, Arthur Mercantile

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—BUSINESS COMBINATIONS (Continued)

Company's President and Treasurer, is a Titan Machinery director. The accounting for this business combination is based on certain provisional estimates as of January 31, 2010. The Company will finalize the purchase accounting within the measurement period, which will not exceed one year from the date of acquisition.

Valley Equipment, Inc.

        On June 30, 2009, the Company acquired certain assets of Valley Equipment, Inc. in Mayville, North Dakota. The acquired entity consisted of one agricultural equipment store and expands the Company's presence in the Red River Valley. The acquisition-date fair value of the total consideration transferred for the dealership was $753,000. James L. Williams, Valley Equipment, Inc.'s President, is a Titan Machinery director. The accounting for this business combination is based on certain provisional estimates as of January 31, 2010. The Company will finalize the purchase accounting within the measurement period, which will not exceed one year from the date of acquisition.

Lickness Bros. Implement Co.

        On August 14, 2009, the Company acquired certain assets of Lickness Bros. Implement Co. The acquired entity consisted of one agricultural equipment store located in Britton, South Dakota and is contiguous to existing markets in Northeast South Dakota and Southeast North Dakota. The acquisition-date fair value of the total consideration transferred for the dealership was $210,000. The accounting for this business combination is based on certain provisional estimates as of January 31, 2010. The Company will finalize the purchase accounting within the measurement period, which will not exceed one year from the date of acquisition.

Oskaloosa Implement Co.

        On November 2, 2009, the Company acquired certain assets of Oskaloosa Implement Co. The acquired entity consisted of two agricultural equipment stores located in Pella and Oskaloosa, Iowa and expands the Company's presence in Iowa. The acquisition-date fair value of the total consideration transferred for the dealership was $2,559,000. The accounting for this business combination is based on certain provisional estimates as of January 31, 2010. The Company will finalize the purchase accounting within the measurement period, which will not exceed one year from the date of acquisition.

Valley Farm Equipment, Inc.

        On November 2, 2009, the Company acquired 100% of the outstanding stock of Valley Farm Equipment, Inc. and subsequently merged the acquired entity into the Company. The acquired entity consisted of one agricultural equipment store located in Milbank, South Dakota and is strategically located in the Whetstone Valley in Eastern South Dakota, between Titan Machinery's existing dealerships in Graceville, Minnesota, Watertown, South Dakota, and Aberdeen, South Dakota. The acquisition-date fair value of the total consideration transferred for the dealership was $1,860,000. The accounting for this business combination is based on certain provisional estimates as of January 31, 2010. The Company will finalize the purchase accounting within the measurement period, which will not exceed one year from the date of acquisition.

        During the year ended January 31, 2010 adjustments were recorded to finalize the purchase price allocations of prior acquisitions and for additional consideration of $1,063,000 earned and paid under

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—BUSINESS COMBINATIONS (Continued)

agreements disclosed below. These adjustments and additional consideration resulted in a net increase in goodwill of $834,000.

Fiscal 2009

Western Plains Machinery Co. and WP Rentals LLC

        On December 31, 2008, the Company acquired certain assets of WP Rentals LLC and 100% of the outstanding stock of Western Plains Machinery Co., and subsequently merged the acquired entity into the Company. WP Rentals LLC consisted of three construction equipment rental stores located in Billings and Belgrade, Montana and Cheyenne, Wyoming. Western Plains Machinery Co. consisted of six construction equipment stores in Billings, Great Falls, Missoula, and Columbia Falls, Montana and Casper and Gillette, Wyoming. These nine locations expand the number of Titan Machinery locations that offer construction equipment and are contiguous to existing markets in western South Dakota and North Dakota. The total consideration for the dealerships included cash payments of $7,653,000.

Anderson Power and Equipment, Inc.

        On December 22, 2008, the Company acquired 100% of the outstanding stock of Anderson Power and Equipment, Inc. and subsequently merged the acquired entity into the Company. The acquired entity consisted of an agricultural equipment store located in Thief River Falls, Minnesota and is contiguous to existing markets in Western Minnesota and Eastern North Dakota. The total cash purchase price for the dealership was $2,179,000.

Pioneer Garage, Inc.

        On October 1, 2008, the Company acquired certain assets of Pioneer Garage, Inc. The acquired entity consisted of three agricultural equipment stores located in Pierre, Highmore, and Miller, South Dakota. These stores are contiguous to existing markets in South Dakota. The total cash purchase price for the dealership was $5,481,000.

Wolf's Farm Equipment, Inc.

        On September 12, 2008, the Company acquired certain assets of Wolf's Farm Equipment, Inc. The dealership is located in Kintyre, North Dakota and is contiguous to existing markets. The total cash purchase price for the dealership was $586,000.

Mid-Land Equipment Company, L.C.

        On May 28, 2008, the Company acquired certain assets of Mid-Land Equipment Company, L.C. The acquired entity consisted of six construction equipment stores located in Des Moines, Davenport, Clear Lake and Cedar Rapids, Iowa, and Omaha and Lincoln, Nebraska. These stores are contiguous to existing markets in South Dakota and overlay the existing agricultural locations in Iowa. The total cash purchase price for the dealership was $14,389,000.

Quad County Implement, Inc.

        On May 1, 2008, the Company acquired 100% of the outstanding stock of Quad County Implement, Inc. and subsequently merged the acquired entity into the Company. The dealership is

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—BUSINESS COMBINATIONS (Continued)

located in Blairstown, Iowa and is contiguous to existing markets. The acquisition increases the Company's market share in central Iowa. The total cash purchase price for the dealership was $2,000,000.

Ceres Equipment, Inc.

        On February 1, 2008, the Company acquired certain assets of Ceres Equipment, Inc. The dealership is located in Roseau, Minnesota and is contiguous to existing markets. The acquisition increases the Company's market share in the northwest area of Minnesota. The total cash purchase price for the dealership was $3,940,000.

Fiscal 2008

Avoca Operations, Inc. and Greenfield Operations, Inc.

        On January 2, 2008, the Company acquired 100% of the outstanding stock of Avoca Operations, Inc. and Greenfield Operations, Inc. in a related transaction and subsequently merged the acquired entities into the Company.. The dealerships are located in Avoca and Greenfield, Iowa, and are contiguous to existing markets. The total cash purchase price was $3,784,000.

Reiten and Young International, Inc.

        On December 1, 2007, the Company acquired 100% of the outstanding stock of Reiten and Young International, Inc. and subsequently merged the acquired entity into the Company. The dealership is located in Grand Forks, North Dakota, and is contiguous to existing markets. The purchase price of the dealership was $2,000,000 in Company common stock.

Twin City Implement, Inc.

        On November 13, 2007, the Company acquired the assets of Twin City Implement, Inc. The dealership is located in Mandan, North Dakota and is contiguous to existing markets. The acquisition increases the Company's market share in the west/central part of North Dakota. The total cash purchase price was $1,891,000.

Red Power International, Inc.

        On August 1, 2007, the Company acquired Red Power International, Inc.. The dealerships are located in Ada and Crookston, Minnesota and contiguous to existing markets. The acquisition expands the Company's market share in the state. The Company acquired all of the common stock of Red Power International, Inc. in exchange for 323,533 shares of Series D convertible preferred stock issued by the Company and valued at $2,426,000 and subsequently merged the acquired entity into the Company.. The Company's Series D convertible preferred stock was automatically converted into common stock of the Company in connection with the Company's initial public offering.

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—BUSINESS COMBINATIONS (Continued)

Aberdeen Equipment Co., Huron Equipment Co. and Redfield Equipment Co.

        On April 13, 2007, the Company acquired the assets of the related entities of Aberdeen Equipment Co., Huron Equipment Co. and Redfield Equipment Co. The dealerships are located in South Dakota and contiguous to existing markets. The acquisition expands the Company's market share in the state. The total cash purchase price was $4,096,000. Under the purchase agreement additional goodwill could be earned by the acquiree if certain profit goals are met for fiscal years through 2012. Additional consideration of $1,063,000 was earned and paid under this agreement during the year ended January 31, 2010.

Richland County Implement, Inc.

        The Company acquired the assets of Richland County Implement, Inc. in February 2007. The total cash purchase price was $1,031,000. Through the acquisition, the Company increased its market share in existing markets in the Wahpeton, North Dakota area and gained control of the New Holland dealership.

        The allocations of the purchase prices in the above business combinations are presented in the following table:

	January 31, 2010	January 31, 2009	January 31, 2008
	(in thousands)
Cash	$315	$54	$699
Receivables	558	4,905	2,638
Inventories	15,189	42,594	32,330
Deferred income taxes	93	63	—
Property and equipment	1,462	22,255	2,936
Intangible assets	—	250	—
Other assets	—	89	56
Goodwill	2,298	4,193	4,535

	$19,915	$74,403	$43,194

Accounts payable	$(149)	$3,367	$3,987
Floorplan notes payable	8,765	24,608	21,867
Customer deposits	286	392	—
Accrued expenses	205	290	343
Income taxes payable	(51)	1,100	176
Long-term debt	1,877	8,084	1,000
Deferred income taxes	256	334	593

	$11,189	$38,175	$27,966

Cash consideration	7,581	35,575	10,802
Non-cash consideration: other long-term liabilities	1,145	653	4,426

Total consideration	$8,726	$36,228	$15,228

Goodwill related to the Agriculture operating segment	$2,577	1,853	4,535
Goodwill related to the Construction operating segment	$(279)	2,340	—

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—BUSINESS COMBINATIONS (Continued)

        Goodwill of $2,011,000, $3,730,000 and $3,100,000 recorded in the acquisition transactions during the years ended January 31, 2010, 2009 and 2008, respectively, is expected to be deductible for tax purposes.

NOTE 15—FAIR VALUE OF FINANCIAL INSTRUMENTS

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

        The carrying amount of cash, receivables, payables, short-term debt and other current liabilities approximates fair value because of the short maturity and/or frequent repricing of those instruments. Based upon current borrowing rates with similar maturities, the carrying value of the long-term debt approximates the fair value as of January 31, 2010 and 2009.

NOTE 16—SEGMENT INFORMATION AND OPERATING RESULTS

        The Company owns and operates a network of full service agricultural and construction equipment stores in the United States. The Company recently re-evaluated its segment reporting in accordance with ASC 280, Segment Reporting and realigned its reporting segments to better reflect its changing business mix, growth strategies and its internal performance reporting to the Company's chief operating decision maker in light of the significance of the Company's construction equipment operations. As a result of this change, the Company is now reporting results in two segments, Agriculture and Construction, rather than a single reporting segment. The Company's two reportable segments each offer different products and the operating results for each segment are reported separately to the Company's senior management to make decisions regarding the allocation of resources, to assess the Company's operating performance and to make strategic decisions.

        The Company's Agriculture segment sells, services, and rents machinery, and related parts and attachments, for uses ranging from large-scale farming to home and garden use. This segment also includes ancillary sales and services related to agricultural activities and products such as equipment transportation, Global Positioning System ("GPS") signal subscriptions, hardware merchandise and finance and insurance products.

        The Company's Construction segment sells, services, and rents machinery, and related parts and attachments, for uses ranging from heavy construction to light industrial machinery use. This segment also includes ancillary sales and services related to construction activities such as equipment transportation, GPS signal subscriptions and finance and insurance products.

        Certain financial information for each of the Company's business segments is set forth below. Revenues, income before income tax and total assets at the segment level are reported before eliminations. The Company retains various unallocated income/(expense) items and assets at the general corporate level, which the Company refers to as "Shared Resources" in the table below. Shared

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—SEGMENT INFORMATION AND OPERATING RESULTS (Continued)

Resource assets primarily consist of cash and property and equipment. Intersegment revenues are immaterial. For information regarding goodwill by segment, see Note 5.

	Fiscal 2010	Fiscal 2009	Fiscal 2008
	(in thousands)
Revenues
Agriculture	$751,258	$624,035	$394,972
Construction	116,361	88,032	52,175

Segment revenues	867,619	712,067	447,147
Eliminations	(28,838)	(21,630)	(14,176)

Total	$838,781	$690,437	$432,971

Income (Loss) Before Income Taxes
Agriculture	$36,133	$32,023	$15,326
Construction	(6,837)	604	233

Segment income (loss) before income taxes	29,296	32,627	15,559
Shared Resources	(2,120)	(1,678)	(6,049)
Eliminations	(184)	(444)	(187)

Income before income taxes	$26,992	$30,505	$9,323

Interest Income
Agriculture	$94	$49	$77
Construction	74	11	22

Segment interest income	168	60	99
Shared Resources	169	1,038	318

Total	$337	$1,098	$417

Interest Expense
Agriculture	$4,471	$5,018	$4,609
Construction	2,488	1,669	1,584

Segment interest expense	6,959	6,687	6,193
Shared Resources	(11)	(2,718)	99

Total	$6,948	$3,969	$6,292

Depreciation and Amortization
Agriculture	$3,416	$2,494	$1,801
Construction	3,793	1,510	572

Segment depreciation and amortization	7,209	4,004	2,373
Shared Resources	741	579	142

Total	$7,950	$4,583	$2,515

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—SEGMENT INFORMATION AND OPERATING RESULTS (Continued)

	Fiscal 2010	Fiscal 2009	Fiscal 2008
	(in thousands)
Capital Expenditures
Agriculture	$6,567	$4,659	$5,330
Construction	2,917	770	475

Segment capital expenditures	9,484	5,429	5,805
Shared Resources	2,910	1,799	483

Total	$12,394	$7,228	$6,288

Total Assets
Agriculture	$350,086	$252,599	$158,404
Construction	87,910	87,317	31,208

Segment assets	437,996	339,916	189,612
Shared Resources	77,631	70,963	49,944
Eliminations	(815)	(631)	(187)

Total	$514,812	$410,248	$239,369

NOTE 17—SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

        The following reflects selected quarterly financial information for fiscal years 2010 and 2009.

(in thousands, except per share data)

	Revenue	Gross Profit	Net Income	Earnings per Share-Basic	Earnings per Share-Diluted
2010
First quarter	$166,301	$28,516	$1,790	$0.10	$0.10
Second quarter	193,192	36,008	4,851	0.28	0.27
Third quarter	227,018	39,583	5,733	0.33	0.32
Fourth quarter	252,270	36,988	3,363	0.19	0.19
2009
First quarter	$152,582	$24,599	$3,387	$0.25	$0.24
Second quarter	134,905	25,429	3,333	0.20	0.19
Third quarter	213,960	37,346	8,185	0.47	0.45
Fourth quarter	188,990	32,495	3,170	0.18	0.18

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18—SUBSEQUENT EVENTS

        On April 14, 2010, the Company entered into a Purchase Agreement to acquire certain assets of Hubbard Implement, Inc. This entity consists of one agricultural dealership in Iowa Falls, Iowa and is contiguous to existing markets. We expect the closing date to be on or around June 1, 2010.

        As part of the Company's Construction Profit Improvement Plan, in April 2010, the Company decided to close its Construction store in Columbia Falls, Montana. The Company plans to transfer the majority of the assets and related floorplan notes payable and long-term debt to other stores, and will account for all exit costs related to this closure in accordance with ASC 420, Exit or Disposal Cost Obligations. We expect the primary costs to relate to terminating our lease agreement, which has monthly minimum lease payments of $10,980 and expires on February 1, 2015. The Company will record a liability for the net present value of any remaining lease obligations, net of estimated sublease income, at the date we cease using the property, in accordance with ASC 420.

Schedule II—Valuation and Qualifying Accounts and Reserves

Titan Machinery Inc.

Classification	Beginning Balance	Additions Charged to Expenses	Deductions for Write-offs	Ending Balance
	(in thousands)
Valuation reserve deduction from receivables:
Year ended January 31, 2010	$214	$458	$(339)	$333
Year ended January 31, 2009	189	273	(248)	214
Year ended January 31, 2008	36	367	(214)	189

Classification	Beginning Balance	Additions Charged to Cost of Revenue	Deductions for Write-offs	Ending Balance
	(in thousands)
Valuation reserve deduction from parts inventory:
Year ended January 31, 2010	$614	$46	$—	$660
Year ended January 31, 2009	627	(13)	—	614
Year ended January 31, 2008	143	484	—	627

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        Evaluation of Disclosure Controls and Procedures.    After evaluating the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 the ("Exchange Act") as of the end of the period covered by this annual report, our Chief Executive Officer and Chief Financial Officer, with the participation of the Company's management, have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective to ensure that information that is required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer, with the participation of the Company's management, have also concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

        Management's Report on Internal Control Over Financial Reporting    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation management has concluded that our internal control over financial reporting was effective as of January 31, 2010.

        Eide Bailly LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited our internal control over financial reporting as of January 31, 2010, as stated in their attestation report included in Part II, Item 8 of this Annual Report on Form 10-K.

        Changes in Internal Control over Financial Reporting.    The Company is in the process of converting to a new enterprise resource planning (ERP) system, which is scheduled to be implemented in phases. During the fiscal quarter ended October 31, 2009, the Company went live on its initial phase of the new ERP system implementation, which included the financial reporting and shared resource center functions. The Company believes that the new ERP system and related changes to internal controls will enhance the Company's internal controls over financial reporting. The Company has taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this period of change and will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

        Other than the implementation of the new ERP system discussed above, there has not been any change in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during its most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        On November 25, 2009 and February 19, 2010, we entered into letter agreements with CNH Capital America, LLC to amend our Amended and Restated Wholesale Floor Plan Credit Facility and Security Agreement to provide that the interest rate applicable to all outstanding amounts under the facility is the prime rate plus 4%. The November 25, 2009 letter agreement was filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the three months ended October 31, 2009. The February 19, 2010 letter agreement is filed as Exhibit 10.43 to this Annual Report on Form 10-K.

        On December 16, 2009, the Company entered into an Amended and Restated Agreement for Wholesale Financing with GE Commercial Distribution Finance Corporation ("GE") (the "Agreement"), which provides for a discretionary revolving floorplan facility with an initial facility amount of up to $50 million. The Company may seek to increase the amount of the facility up to $100 million subject to obtaining the consent of GE for any increase. The Agreement was amended and restated on March 12, 2010 to allow for GE to sell participation interest to other lenders that might wish to participate in the facility. The Agreement, as amended and restated, restates in its entirety the prior Agreement for Wholesale Financing dated June 29, 2004 with GE, as amended. The facility may be used to advance up to 85% of the value of new or used inventory purchased by the Company from vendors approved by GE, or to refinance new or used inventory. Advances made under the facility will generally have a variable interest rate equal to the Three-Month LIBOR Rate plus 5.5%. The Agreement may be terminated by GE upon 60 days written notice to the Company.

        Advances under the facility are secured by inventory financed by GE and all proceeds of such inventory. The Agreement requires the Company to comply with customary affirmative, negative and financial covenants. Various negative covenants require the prior consent of GE for, among other things, making certain acquisitions, granting certain liens, creating subsidiaries, or engaging in a change in control transaction. Financial covenants include an EBITDA to interest expense ratio, a total funded debt to tangible net worth ratio, and inventory turn ratios. Finally, for quarters ended through July 31, 2010, the Company's equipment inventory may not exceed a specified amount based on existing inventory plus acquired assets.

        The Agreement contains customary events of default, including nonpayment of principal or interest when due; nonpayment of other amounts owed to GE when due; cross-default to other indebtedness or other agreements; and a change in control (as defined in the Agreement). Upon an event of default, GE may terminate all existing and future loan commitments and declare all of the Company's outstanding loan obligations immediately due and payable. The Agreement, as amended and restated on March 12, 2010, is filed as Exhibit 10.42 to this Annual Report on Form 10-K.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Other than the information included in Part I of this Form 10-K under the heading "Executive Officers of the Registrant," the information required by Item 10 is incorporated by reference to the sections labeled "Election of Directors," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance," all of which appear in our definitive proxy statement for our 2010 Annual Meeting.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated herein by reference to the sections entitled "Executive Compensation," "Non-Employee Director Compensation," "Compensation Committee," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report," all of which appear in our definitive proxy statement for our 2010 Annual Meeting.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 is incorporated herein by reference to the sections entitled "Principal Stockholders and Management Stockholdings" and "Equity Compensation Plan Information," which appear in our definitive proxy statement for our 2010 Annual Meeting.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Item 13 is incorporated herein by reference to the sections entitled "Corporate Governance—Independence" and "Certain Relationships and Related Party Transactions," which appear in our definitive proxy statement for our 2010 Annual Meeting.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by Item 14 is incorporated herein by reference to the section entitled "Fees of the Independent Registered Public Accounting Firm," which appears in our definitive proxy statement for our 2010 Annual Meeting.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
Documents filed as part of this report.

(1)
Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Eide Bailly LLP on Consolidated Financial Statements and Financial Statement Schedule as of January 31, 2010 and 2009 and for each of the three years in the period ended January 31, 2010

Report of Eide Bailly LLP on Internal Control Over Financial Reporting as of January 31, 2010

Consolidated Balance Sheets as of January 31, 2010 and 2009

    Consolidated Statements of Operations for each of the three years in the period ended January 31, 2010

    Consolidated Statements of Stockholders' Equity for each of the three years in the period ended January 31, 2010

    Consolidated Statements of Cash Flows for each of the three years in the period ended January 31, 2010

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

Dated: April 15, 2010

TITAN MACHINERY INC.

By	/s/ DAVID J. MEYER David J. Meyer, Chairman and Chief Executive Officer	By	/s/ PETER J. CHRISTIANSON Peter J. Christianson, President and Chief Financial Officer

POWER OF ATTORNEY

        Each person whose signature appears below constitutes DAVID J. MEYER and PETER J. CHRISTIANSON his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ DAVID J. MEYER David Meyer	Chairman and Chief Executive Officer (principal executive officer)	April 15, 2010
/s/ PETER J. CHRISTIANSON Peter J. Christianson	President and Chief Financial Officer, Director (principal financial and accounting officer)	April 15, 2010
/s/ GORDON PAUL ANDERSON Gordon Paul Anderson	Director	April 15, 2010
/s/ TONY CHRISTIANSON Tony Christianson	Director	April 15, 2010

Signatures	Title	Date

/s/ JAMES WILLIAMS James Williams	Director	April 15, 2010
/s/ JAMES IRWIN James Irwin	Director	April 15, 2010
/s/ JOHN BODE John Bode	Director	April 15, 2010
/s/ THEODORE WRIGHT Theodore Wright	Director	April 15, 2010

EXHIBIT INDEX
TITAN MACHINERY INC.
FORM 10-K

No.	Description
3.1	Certificate of Incorporation of the registrant(b)
3.2	Bylaws of the registrant, as amended(e)
4.1	Specimen Certificate representing shares of common stock of Titan Machinery Inc.(c)
4.2	Common Stock Purchase Warrant, dated April 7, 2003, in favor of Cherry Tree Securities, LLC(b)
4.3	Common Stock Purchase Warrant, dated August 1, 2004, in favor of Cherry Tree Securities, LLC(b)
4.4	Form of Director Warrant.**(f)
10.1	2005 Equity Incentive Plan**(a)
10.2	Employment Agreement, dated November 16, 2007, between David Meyer and the registrant**(b)
10.3	Employment Agreement, dated November 16, 2007, between Peter Christianson and the registrant**(b)
10.4	Non-employee Director Compensation Policy**(c)
10.5	Agricultural Equipment Sales & Service Agreement, dated December 31, 2002, between Case, LLC and the registrant(a)
10.6	Construction Equipment Sales & Service Agreement, dated effective April 8, 2003, between Case, LLC and the registrant(a)
10.7	Dealer Agreement, dated April 14, 2003, between New Holland North America, Inc. and the registrant, as amended December 27, 2005 and December 9, 2006(a)
10.8	Construction Equipment Sales & Service Agreement, dated effective June 15, 2006, between CNH America, LLC and the registrant(a)
10.9	Dealer Agreement, effective February 20, 2007, between CNH America LLC and the registrant(a)
10.10	Dealer Agreement, dated effective June 22, 2006, between CNH America LLC and the registrant(a)
10.11	Dealer Agreements, dated effective April 1, 2006, between CNH America and the registrant(a)
10.12	Dealer Agreement, dated April 1, 2005, between CNH America LLC and the registrant(a)
10.13	Dealer Agreement, dated effective January 1, 2000 between New Holland North America, Inc. and the registrant(a)
10.14	Dealer Security Agreements between New Holland North America, Inc. and the registrant(a)
10.15	Dealer Security Agreements between CNH America LLC and the registrant(a)
10.16	Lease by and between Rocking Horse Farm, LLC and the registrant, dated August 2, 2004, and Addendum No. 1 thereto dated September 13, 2005(a)

No.	Description
10.17	Wholesale Floor Plan Credit Facility and Security Agreement, dated as of February 21, 2006, between CNH Capital America LLC and the registrant(a)
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
10.34	Form of Director and Officer Indemnification Agreement(b)
10.35	Agreement, dated July 17, 2007, between Cherry Tree Securities, LLC and the registrant(b)
10.36	Amendment to Loan Documents dated December 4, 2007 between the registrant and Bremer Bank, N.A.(d)

No.		Description
10.37		Titan Machinery Inc. Fiscal 2009 Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2007).**
10.38		Titan Machinery Inc. Executive Bonus Plan (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2007).**
10.39	*	Compensation Arrangements for Executive Officers**
10.40		Loan Agreement, dated July 15, 2009, between Bremer Bank, N.A. and the registrant(g)
10.41		Letter Agreement with CNH Capital America, LLC dated November 25, 2009(h)
10.42	*	Second Amended and Restated Agreement for Wholesale Financing, dated March 12, 2010, between GE Commercial Distribution Finance Corporation and the registrant
10.43	*	Letter Agreement with CNH Capital America, LLC dated February 19, 2010
21		Subsidiaries of the Registrant: Transportation Solutions, LLC, a North Dakota limited liability company
23.1	*	Consent of Eide Bailly, LLP
24.1		Power of Attorney (Included on Signature Page)
31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(e)
Incorporated herein by reference to the cited exhibit in the registrant's Annual Report on Form 10-K filed with the Commission on April 16, 2009.

(f)
Incorporated herein by reference to Exhibit 10.1 in the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 9, 2009.

(g)
Incorporated herein by reference to Exhibit 10.1 in the registrant's Quarterly Report on Form 10-Q filed with the Commission on September 9, 2009.

(h)
Incorporated herein by reference to Exhibit 10.1 in the registrant's Quarterly Report on Form 10-Q filed with the Commission on December 10, 2009.