Form 10-Q
period 2010-04-30
Titan Machinery Inc.
filed 2010-06-09
CIK 1409171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

Commission File No. 001-33866

TITAN MACHINERY INC.

(Exact name of registrant as specified in its charter)

Delaware	No. 45-0357838
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

644 East Beaton Drive

West Fargo, ND 58078-2648

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

The number of shares outstanding of the registrant’s common stock as of May 31, 2010 was: Common Stock, $0.00001 par value, 17,782,127 shares.

TITAN MACHINERY INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. — FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS

TITAN MACHINERY INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	April 30,	January 31,
	2010	2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$81,334	$76,185
Receivables, net	24,239	22,254
Inventories	352,682	347,580
Prepaid expenses	924	1,009
Income taxes receivable	991	1,595
Deferred income taxes	2,645	2,266

Total current assets	462,815	450,889

INTANGIBLES AND OTHER ASSETS
Noncurrent parts inventories	1,803	1,642
Goodwill	14,762	14,762
Intangible assets, net of accumulated amortization	429	295
Other	651	620
	17,645	17,319

PROPERTY AND EQUIPMENT, net of accumulated depreciation	48,526	46,604

	$528,986	$514,812

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$17,402	$12,352
Floorplan notes payable	262,809	249,872
Current maturities of long-term debt and short-term advances	6,725	7,218
Customer deposits	8,517	12,974
Accrued expenses	9,789	9,870

Total current liabilities	305,242	292,286

LONG-TERM LIABILITIES
Long-term debt, less current maturities	21,456	21,852
Deferred income taxes	6,359	6,356
Other long-term liabilities	3,562	3,794
	31,377	32,002

STOCKHOLDERS’ EQUITY
Common stock, par value $.00001 per share, authorized - 25,000 shares; issued and outstanding - 17,785 at April 30, 2010 and 17,777 at January 31, 2010	—	—
Additional paid-in-capital	139,059	138,775
Retained earnings	53,308	51,749
	192,367	190,524

	$528,986	$514,812

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended
	April 30,
	2010	2009

REVENUE
Equipment	$150,360	$124,865
Parts	35,063	26,398
Service	16,551	12,542
Other, including trucking and rental	3,483	2,496
TOTAL REVENUE	205,457	166,301

COST OF REVENUE
Equipment	136,801	112,300
Parts	25,186	18,537
Service	5,971	4,600
Other, including trucking and rental	3,056	2,348
TOTAL COST OF REVENUE	171,014	137,785

GROSS PROFIT	34,443	28,516

OPERATING EXPENSES	29,796	24,705

INCOME FROM OPERATIONS	4,647	3,811

OTHER INCOME (EXPENSE)
Interest and other income	173	211
Floorplan interest expense	(1,801)	(731)
Interest expense other	(377)	(263)

INCOME BEFORE INCOME TAXES	2,642	3,028

PROVISION FOR INCOME TAXES	(1,083)	(1,238)

NET INCOME	$1,559	$1,790

EARNINGS PER SHARE - NOTE 1

EARNINGS PER SHARE - BASIC	$0.09	$0.10
EARNINGS PER SHARE - DILUTED	$0.09	$0.10

WEIGHTED AVERAGE SHARES - BASIC	17,617	17,571
WEIGHTED AVERAGE SHARES - DILUTED	18,040	17,860

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended April 30,
	2010	2009

OPERATING ACTIVITIES
Net income	$1,559	$1,790
Adjustments to reconcile net income to net cash from operations
Depreciation and amortization	2,078	1,910
Deferred income taxes	(376)	55
Stock-based compensation expense	275	194
Other	24	(10)
Changes in assets and liabilities, net of purchase of equipment dealerships assets and assumption of liabilities
Receivables, prepaid expenses and other assets	(1,900)	(2,079)
Inventories	6,771	(24,246)
Floorplan notes payable	(905)	1,330
Accounts payable, customer deposits, accrued expenses and other long-term liabilities	190	(827)
Income taxes	604	533

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	8,320	(21,350)

INVESTING ACTIVITIES
Net change in U.S. treasury bills	—	44,994
Property and equipment purchases	(2,166)	(2,880)
Net proceeds from sale of equipment	119	291
Payment for intangible asset	(150)	—

NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	(2,197)	42,405

FINANCING ACTIVITIES
Net change in non-manufacturer floorplan notes payable	704	13,447
Short-term advances related to customer contracts in transit, net	(598)	—
Proceeds from long-term debt borrowings	257	4,629
Principal payments on long-term debt	(1,346)	(1,464)
Other	9	—

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(974)	16,612

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,149	37,667

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	76,185	41,047

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$81,334	$78,714

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) Page – 2

(in thousands)

	Three Months Ended April 30,
	2010	2009

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period
Income taxes, net of refunds	$863	$646

Interest	$2,166	$996

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchased with long-term debt	$798	$1,425

Net transfer of equipment from (to) fixed assets to (from) inventories	$(1,104)	$3,355

Acquisition of equipment dealership assets in exchange for cash and assumption of liabilities including purchase accounting adjustments on prior acquisitions
Receivables	$—	$58
Inventories	—	98
Goodwill	—	211
Accounts payable, customer deposits and accrued expenses	—	(319)
Income taxes payable	—	(48)

Non-cash consideration: other long-term liabilities	—	—
Cash paid for dealerships, net of cash purchased and adjustments on prior acquisitions	$—	$—

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 -       BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 30, 2010 are not necessarily indicative of the results that may be expected for the year ending January 31, 2011. The information contained in the balance sheet as of January 31, 2010 was derived from the audited financial statements for Titan Machinery Inc. (the “Company”) for the year then ended. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended January 31, 2010 as filed with the SEC.

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

Fair Value of Financial Instruments

The carrying amount of cash, receivables, payables, short-term debt and other current liabilities approximates fair value because of the short maturity and/or frequent repricing of those instruments. Based upon current borrowing rates with similar maturities, the carrying value of the long-term debt approximates the fair value as of April 30, 2010 and January 31, 2010.

Exit and Disposal Costs

The Company accounts for exit or disposal activities, including store closures, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 420, Exit or Disposal Cost Obligations. Such costs mainly include lease termination costs and employee termination costs. The Company records a liability for the net present value of any remaining lease obligations, net of estimated sublease income, at the date the Company ceases using the property. Any subsequent adjustments to that liability as a result of lease termination or changes in estimates of sublease income are recorded in the period incurred. The Company records a liability for employee termination costs at the date the termination benefits were communicated to the employees.

As part of the Company’s Construction business action plan, in April 2010, the Company decided to close its Construction store in Columbia Falls, Montana. The primary exit costs relate to estimated lease termination costs of $93,000 and employee termination costs of $27,000. The Company is transferring the majority of the assets and related floorplan notes payable and long-term debt to other stores. Exit costs are included in the operating expenses line item on the consolidated statements of operations for the three months ended April 30, 2010. A reconciliation of the beginning and ending liability balance follows:

(in thousands)
Balance at January 31, 2010	$—
Exit costs incurred and charged to expense	120
Exit costs paid	(16)
Balance at April 30, 2010	$104

Recent Accounting Guidance

In January 2010, the FASB updated authoritative guidance on fair value measurements, codified in ASC 820, Fair Value Measurements and Disclosures. This guidance required additional disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and activity in Level 3 fair value measurements. It also clarified existing disclosure requirements regarding level of disaggregation and valuation inputs and techniques. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of the Level 3 activity, which is effective for interim and fiscal years beginning after December 15, 2010. The Company adopted these provisions on February 1, 2010, except for the Level 3 activity disclosures, which will be effective for the Company on February 1, 2011. The provisions of this guidance have not, and are not expected to, have a material effect on the Company’s results of operations, financial position or cash flows.

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

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities (“VIE”), codified in ASC 810, Consolidation. This guidance eliminates the exemption for qualifying special-purpose entities, amends the approach companies use to identify the VIEs for which they are deemed to be the primary beneficiary and are required to consolidate, and requires additional disclosure of a company’s involvement with a VIE. The guidance requires companies to perform ongoing reassessments of whether it is the primary beneficiary of a VIE. This assessment no longer includes the quantitative-based assessment, and instead requires a qualitative assessment of whether a company has the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance and whether the company has the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. The Company adopted this guidance on February 1, 2010. Its adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued authoritative guidance on the accounting and disclosure of assets acquired and liabilities assumed in a business combination that arise from contingencies, and subsequent accounting for these contingencies. This guidance was codified in ASC 805, Business Combinations. The Company adopted this guidance on February 1, 2010. Its adoption did not have a material impact on the Company’s consolidated financial statements.

Earnings Per Share

The following table sets forth the denominator for the computation of basic and diluted earnings per share:

	Three Months Ended April 30,
	2010	2009
	(in thousands)

Basic weighted-average shares outstanding	17,617	17,571
Plus: Incremental shares from assumed conversions
Restricted Stock	167	97
Warrants	59	80
Stock Options	197	112
Diluted weighted-average shares outstanding	18,040	17,860

There were 138,500 and 191,000 stock options outstanding as of April 30, 2010 and 2009, respectively, that were not included in the computation of diluted earnings per share because they were anti-dilutive.

NOTE 2 -       INVENTORIES

	April 30,	January 31,
	2010	2010
	(in thousands)
New equipment	$186,268	$174,193
Used equipment	118,081	127,884
Parts and attachments	44,387	42,611
Work in process	3,946	2,892

	$352,682	$347,580

In addition to the above amounts, the Company has estimated that a portion of its parts inventory will not be sold in the next year. Accordingly, these balances have been classified as noncurrent assets.

NOTE 3 -       LINES OF CREDIT / FLOORPLAN NOTES PAYABLE

Operating Line of Credit

On July 15, 2009, the Company entered into a Loan Agreement (the “Loan Agreement”) with Bremer Bank National Association (“Bremer Bank”) which provides for a $25.0 million revolving operating line of credit (“Revolving Loan”) and a $15.0 million term loan (“Term Loan”). The Revolving Loan may be used to fund short term working capital requirements of the Company, and replaces the Company’s previous $25.0 million operating line of credit with Bremer Bank. The Revolving Loan has a variable interest rate of 0.25% per annum below a Bremer Bank reference rate (subject to a minimum interest rate floor of 4.5%) on outstanding balances, has a 0.5% non-usage fee on the average monthly unused amount, requires monthly payments of accrued interest commencing August 1, 2009, and has a maturity date of July 14, 2010. Advances under the Loan Agreement are secured by substantially all of the Company’s assets. See details of the Term Loan in the long-term debt schedule in the Company’s Form 10-K for the fiscal year ended January 31, 2010 as filed with the SEC.

The Company had no amount outstanding on the Revolving Loan at April 30, 2010. The Loan Agreement contains certain financial covenants which impose minimum levels of current ratio, debt service coverage, and inventory turnover ratio and a maximum level of debt to tangible net worth ratio. As of April 30, 2010, the Company was in compliance with all of these financial covenants.

Floorplan Lines of Credit

The Company has discretionary floorplan lines of credit for equipment purchases totaling approximately $365.0 million with various lending institutions, including a $300.0 million Wholesale Floorplan Credit Facility with CNH Capital America LLC (“CNH Capital”) and $50.0 million with GE Commercial Distribution Finance Corporation (“GE”). The available borrowings under the CNH Capital credit facility are reduced by outstanding floorplan notes payable, rental fleet financing and other acquisition-related financing arrangements with CNH Capital. During fiscal 2010, interest rates for new borrowings under the CNH Capital floorplan line of credit ranged from the prime rate plus 0.3% to the prime rate plus 6% per annum, subject to any interest-free periods offered by CNH Capital. Beginning in February 2010, interest rates are equal to the prime rate plus 4% on new borrowings, subject to any interest-free periods offered by CNH Capital. The CNH Capital credit facility automatically renews on August 31 of each year through August 31, 2012, unless earlier terminated by either party. Under covenants of the CNH Capital credit facility, the Company has agreed, among other things, to maintain various financial ratio levels and to submit certain financial information. It also contains various restrictive covenants that require prior consent of CNH Capital if the Company desires to engage in any acquisition of, consolidation or merger with any other business entity in which the Company is not the surviving company; create subsidiaries; move any collateral outside of the U.S.; or sell, rent, lease or otherwise dispose or transfer any of the collateral, other than in the ordinary course of business. CNH Capital’s consent is also required for the acquisition of any CNH dealership. In addition, the CNH Capital credit facility restricts the Company’s ability to incur any liens upon any substantial part of its assets.

The GE credit facility may be used to purchase new and used inventory from vendors approved by GE, or to finance or refinance new or used inventory. The interest rate on borrowings under the GE floorplan line of credit is equal to the three-month LIBOR rate plus 5.5%. The GE credit facility may be terminated by either party on 60 days notice. Under covenants of the GE credit facility, the Company has agreed, among other things, to maintain various financial ratio levels and to submit certain financial information. It also contains various restrictive covenants regarding related party transactions outside of the ordinary course of business and requires GE’s prior consent if the Company desires to engage in any acquisition meeting certain financial thresholds; make any investments outside of the ordinary course of business; or have a change in control, as defined by the agreement.

Floorplan notes payable relating to these credit facilities totaled approximately $246.0 million of the total floorplan notes payable balance of $262.8 million outstanding as of April 30, 2010 and $245.3 million of the total floorplan notes payable balance of $249.9 million outstanding as of January 31, 2010. As of April 30, 2010, the Company had approximately $108.0 million in available borrowings remaining under these lines of credit. These floorplan notes carried various interest rates primarily ranging from 3.35 to 7.25% as of April 30, 2010, subject to interest-free periods offered by CNH Capital, and are secured by the related inventory. Repayment terms vary by individual notes, but generally payments are made from sales proceeds or rental revenue from the related inventories. As of April 30, 2010, the Company was in compliance with all floorplan financial covenants.

NOTE 4 -       STOCK WARRANTS, STOCK OPTIONS AND RESTRICTED STOCK

Common Stock Warrants

The following table summarizes stock warrant activity for the three months ended April 30, 2010:

Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Warrants	Price	Value	Life (Years)
	(in thousands)		(in thousands)
Outstanding and exercisable at January 31, 2010	83	$3.43
Granted	—	—
Exercised	(3)	3.50
Forfeited	—	—
Outstanding and exercisable at April 30, 2010	80	$3.43	$878	2.9

Stock Options

The following table summarizes stock option activity for the three months ended April 30, 2010:

Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Options	Price	Value	Life (Years)
	(in thousands)		(in thousands)
Outstanding at January 31, 2010	631	$10.90
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at April 30, 2010	631	$10.90	$3,248	6.7

Exercisable at April 30, 2010	253	$8.58	$1,641	6.2

As of April 30, 2010, there was approximately $1,447,000 of unrecognized compensation cost on non-vested stock options that is expected to be recognized over a weighted-average period of 3.2 years.

Restricted Stock

The following table summarizes restricted stock activity for the three months ended April 30, 2010:

			Weighted
		Weighted	Average
		Average	Remaining
		Grant Date	Contractual
	Shares	Fair Value	Term
	(in thousands)
Nonvested at January 31, 2010	163	$11.45	2.5
Granted	7	11.06
Forfeited	(2)	10.94
Vested	(2)	10.61
Nonvested at April 30, 2010	166	$11.45	2.3

The weighted average grant date fair value of restricted stock granted was $11.06 and $10.50 per share for the three months ended April 30, 2010 and 2009, respectively. The total fair value of restricted stock vested was $18,000 and $103,000 for the three months ended April 30, 2010 and 2009, respectively. As of April 30, 2010, there was approximately $1,125,000 of unrecognized compensation cost on non-vested restricted stock that is expected to be recognized over a weighted-average period of 2.3 years.

NOTE 5 -       SEGMENT INFORMATION AND OPERATING RESULTS

Certain financial information for each of the Company’s business segments is set forth below. Revenues, income before income tax and total assets at the segment level are reported before eliminations. The Company retains various unallocated income/(expense) items and assets at the general corporate level, which the Company refers to as “Shared Resources” in the table below. Shared Resource assets primarily consist of cash and property and equipment. Intersegment revenues are immaterial.

	Three Months Ended April 30,
	2010	2009
	(in thousands)
Revenues
Agriculture	$181,382	$148,329
Construction	32,104	24,698
Segment revenues	213,486	173,027
Eliminations	(8,029)	(6,726)
Total	$205,457	$166,301

Income (Loss) Before Income Taxes
Agriculture	$4,792	$5,716
Construction	(1,915)	(1,950)
Segment income (loss) before income taxes	2,877	3,766
Shared Resources	9	(471)
Eliminations	(244)	(267)
Income before income taxes	$2,642	$3,028

	April 30,	January 31,
	2010	2010
	(in thousands)
Total Assets
Agriculture	$362,201	$350,086
Construction	86,107	87,910
Segment assets	448,308	437,996
Shared Resources	81,738	77,631
Eliminations	(1,060)	(815)
Total	$528,986	$514,812

NOTE 6 -       SUBSEQUENT EVENTS

On June 1, 2010, the Company closed on the acquisition of certain assets of Hubbard Implement, Inc., for consideration totaling approximately $1,496,000. The acquired entity consisted of one agricultural equipment store located in Iowa Falls, Iowa which is contiguous to Titan Machinery’s existing locations in Grundy Center and Waverly, Iowa.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim unaudited consolidated financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended January 31, 2010.

Critical Accounting Policies

There have been no material changes in our Critical Accounting Policies, as disclosed in our Annual Report on Form 10-K for the year ended January 31, 2010.

Overview

We own and operate a network of full service agricultural and construction equipment stores in the United States. Based upon information provided to us by CNH Global N.V. or its U.S. subsidiary CNH America LLC, collectively referred to in this Form 10-K as CNH, we are the world’s largest retail dealer of Case IH Agriculture equipment and a major retail dealer of New Holland Agriculture, Case Construction and New Holland Construction equipment in the U.S. We have two primary business segments, Agriculture and Construction, within each of which we sell and rent new and used equipment, sell parts, and service the equipment in the areas surrounding our stores.

Our net income was $1.6 million, or $0.09 per diluted share, for the three months ended April 30, 2010, compared to $1.8 million, or $0.10 per diluted share, for the three months ended April 30, 2009. Significant factors impacting the quarterly comparisons were:

•                  Increase in revenue due to acquisitions and same-store sales growth in both our Agriculture and Construction segments resulting from the continuation of a strong agriculture equipment market and execution of our fiscal 2011 Construction business action plan, which included right-sizing our rental fleet, changing key Construction personnel, closing the Columbia Falls store and implementing the Titan strong-store operating model into the fiscal 2009 Construction acquisition stores;

•                  Increase in gross profits primarily due to increased revenues, offset by decreases in equipment gross profit percent;

•                  Increase in floorplan interest expense due to higher floorplan notes payable balances and higher interest rates.

Results of Operations

Comparative financial data for each of our four sources of revenue are expressed below. The results for these periods include the operating results of the acquisitions made during these periods. The period-to-period comparisons included below are not necessarily indicative of future results. Segment information is provided later in this discussion and analysis of our results of operations.

	Three Months Ended April 30,		Percent
	2010	2009	Change
	(dollars in thousands)
Equipment
Revenue	$150,360	$124,865	20.4%
Cost of revenue	136,801	112,300	21.8%
Gross profit	$13,559	$12,565	7.9%
Gross profit margin	9.0%	10.1%	(1.1)%

Parts
Revenue	$35,063	$26,398	32.8%
Cost of revenue	25,186	18,537	35.9%
Gross profit	$9,877	$7,861	25.6%
Gross profit margin	28.2%	29.8%	(1.6)%

Service
Revenue	$16,551	$12,542	32.0%
Cost of revenue	5,971	4,600	29.8%
Gross profit	$10,580	$7,942	33.2%
Gross profit margin	63.9%	63.3%	0.6%

Other, including trucking and rental
Revenue	$3,483	$2,496	39.5%
Cost of revenue	3,056	2,348	30.2%
Gross profit	$427	$148	188.5%
Gross profit margin	12.3%	5.9%	6.4%

The following table sets forth our statements of operations data expressed as a percentage for each of our four sources of revenue for the periods indicated:

	Three Months Ended April 30,
	2010	2009

Revenue
Equipment	73.2%	75.1%
Parts	17.1%	15.9%
Service	8.0%	7.5%
Other, including trucking and rental	1.7%	1.5%
Total revenue	100.0%	100.0%

Cost of revenue
Equipment	66.5%	67.5%
Parts	12.3%	11.1%
Service	2.9%	2.8%
Other, including trucking and rental	1.5%	1.5%
Total cost of revenue	83.2%	82.9%

Gross profit	16.8%	17.1%

Operating expenses	14.5%	14.8%

Income from operations	2.3%	2.3%

Three Months Ended April 30, 2010 Compared to Three Months Ended April 30, 2009

Consolidated Results

Revenue

	Three Months Ended April 30,			Percent
	2010	2009	Increase	Change
	(dollars in thousands)
Equipment	$150,360	$124,865	$25,495	20.4%
Parts	35,063	26,398	8,665	32.8%
Service	16,551	12,542	4,009	32.0%
Other, including trucking and rental	3,483	2,496	987	39.5%

Total Revenue	$205,457	$166,301	$39,156	23.5%

The increase in revenue for the three months ended April 30, 2010, as compared to the same period last year, was due to acquisitions contributing $16.1 million and same-store sales growth contributing $23.1 million to current period revenue. This revenue growth was in both our Agriculture and Construction segments and resulted from the continuation of a strong agriculture equipment market and execution of our fiscal 2011 Construction business action plan in the first quarter of fiscal 2011.

Cost of Revenue

	Three Months Ended April 30,			Percent
	2010	2009	Increase	Change
	(dollars in thousands)
Equipment	$136,801	$112,300	$24,501	21.8%
Parts	25,186	18,537	6,649	35.9%
Service	5,971	4,600	1,371	29.8%
Other, including trucking and rental	3,056	2,348	708	30.2%

Total cost of revenue	$171,014	$137,785	$33,229	24.1%

The increase in cost of revenue for the three months ended April 30, 2010, as compared to the same period last year, was primarily due to increased revenue. Acquisitions contributed $13.6 million of the increase in total cost of revenue, while same-store sales growth contributed $19.6 million of the increase. As a percentage of revenue, cost of revenue was 83.2% compared to 82.9% for the first quarter of fiscal 2010.

Gross Profit

	Three Months Ended April 30,			Percent
	2010	2009	Increase	Change
	(dollars in thousands)
Equipment	$13,559	$12,565	$994	7.9%
Parts	9,877	7,861	2,016	25.6%
Service	10,580	7,942	2,638	33.2%
Other, including trucking and rental	427	148	279	188.5%

Total Gross Profit	$34,443	$28,516	$5,927	20.8%

The $5.9 million increase in gross profit for the three months ended April 30, 2010, as compared to the same period last year, was primarily due to increased revenue. Acquisitions contributed $2.4 million to the increase in gross profit for the three months ended April 30, 2010, while increases in same-store gross profits contributed the remaining $3.5 million. Gross profit margins were 16.8% for the first quarter of fiscal 2011, compared to 17.1% for the first quarter of fiscal 2010. The decrease in gross profit margin on equipment revenues from 10.1% for the first quarter of fiscal 2010 to 9.0% for the first quarter of fiscal 2011 is reflective of increased pricing pressures from our competition experienced in the agriculture market in the first quarter of fiscal 2011 compared to the same period last year.

Operating Expenses

	Three Months Ended April 30,			Percent
	2010	2009	Increase	Change
	(dollars in thousands)
Operating Expenses	$29,796	$24,705	$5,091	20.6%

The $5.1 million increase in operating expenses, as compared to the same period last year, was primarily due to the additional costs associated with acquisitions such as compensation, rent and depreciation. As a percentage of total revenue, operating expenses remained relatively flat at 14.5% for the first quarter of fiscal 2011 compared to 14.8% for the first quarter of fiscal 2010.

Other Income (Expense)

	Three Months Ended April 30,		Increase/	Percent
	2010	2009	(Decrease)	Change
	(dollars in thousands)
Interest and other income	$173	$211	$(38)	(18.0)%
Floorplan interest expense	(1,801)	(731)	1,070	146.4%
Interest expense	(377)	(263)	114	43.3%

Interest and other income for the three months ended April 30, 2010 remained fairly consistent with the same period last year. The increase in floorplan interest expense was due to the increase in floorplan notes payable balances and higher interest rates for the three months ended April 30, 2010, as compared to the same period in the prior year. The increase in interest expense resulted from higher interest rates on our long-term debt related to rental fleet equipment.

Provision for Income Taxes

	Three Months Ended April 30,			Percent
	2010	2009	Decrease	Change
	(dollars in thousands)
Provision for income taxes	$1,083	$1,238	$(155)	(12.5)%

The effective tax rate was 41.0% for the three months ended April 30, 2010 and 2009.

Segment Results

Certain financial information for our Agriculture and Construction business segments is set forth below. Revenues and income (loss) before income taxes at the segment level are reported before eliminations.  “Shared Resources” in the table below refers to the various unallocated income/(expense) items that we have retained at the general corporate level. Intersegment revenues are immaterial.

	Three Months Ended April 30,		Increase/	Percent
	2010	2009	(Decrease)	Change
	(dollars in thousands)
Revenues
Agriculture	$181,382	$148,329	$33,053	22.3%
Construction	32,104	24,698	7,406	30.0%
Segment revenues	213,486	173,027	40,459	23.4%
Eliminations	(8,029)	(6,726)	(1,303)	19.4%
Total	$205,457	$166,301	$39,156	23.5%

Income (Loss) Before Income Taxes
Agriculture	$4,792	$5,716	$(924)	(16.2)%
Construction	(1,915)	(1,950)	35	(1.8)%
Segment income (loss) before income taxes	2,877	3,766	(889)	(23.6)%
Shared Resources	9	(471)	480	(101.9)%
Eliminations	(244)	(267)	23	(8.6)%
Income before income taxes	$2,642	$3,028	$(386)	(12.7)%

Agriculture

Agriculture revenues for the three months ended April 30, 2010 increased 22.3% compared to the same period last year. The revenue increase was due to acquisitions and an Agriculture same-store sales increase of 12.7% over the first quarter of fiscal 2010. Income before income tax decreased 16.2% due to lower Agriculture gross profit margins on equipment revenues, which is reflective of increased pricing pressures from our competition experienced in the agriculture market, as well as higher floorplan interest expense resulting from increased floorplan notes payable balances and increased interest rates in the first quarter of fiscal 2011 compared to the same period last year.

Construction

Construction revenues for the three months ended April 30, 2010 increased 30.0% compared to the same period last year. The revenue increase was due to acquisitions and a Construction same-store sales increase of 21.5% over the first quarter of fiscal 2010. Loss before income taxes decreased 1.8% due to higher Construction sales, offset by higher floorplan interest expenses and $120,000 in exit costs related to the closing of our store in Columbia Falls, Montana. While the Construction segment experienced improvement in both revenue and loss before income taxes over the same period last year, we believe that both acquisition and same-store revenue continue to be negatively impacted by a weak construction market.

Shared Resources/Eliminations

Shared Resources allocations to each of our segments are set early in the year and therefore unallocated balances may occur.  The Shared Resource amount decreased $0.5 million in the first quarter of fiscal 2011 compared to the prior year.

Eliminations remove any inter-company revenues or income before tax residing in our segment results.

Liquidity and Capital Resources

Cash Flow from Operating Activities

For the three months ended April 30, 2010, our cash flow provided by operating activities was $8.3 million. Our cash flow from operations was primarily the result of our reported net income of $1.6 million, an add-back of non-cash depreciation and amortization of $2.1 million and a decrease in net cash used for inventories of $6.8 million. This amount was principally offset by a net increase in receivables, prepaid expenses and other assets of $1.9 million.

For the three months ended April 30, 2009, our cash flow used in operating activities was $21.4 million. Our cash flow from operations was primarily the result of our reported net income of $1.8 million, an increase in floorplan notes payable of $1.3 million, and an add-back of non-cash depreciation and amortization of $1.9 million. This amount was principally offset by an increase in inventories of $24.2 million, a net increase in receivables, prepaid expenses and other assets of $2.1 million and a net decrease in accounts payable, customer deposits, accrued expenses and other long-term liabilities of $0.8 million. The increase in inventories was primarily the result of purchases to meet our expected equipment sales in fiscal 2010.

We evaluate our cash flow from operating activities net of all floorplan activity and short-term advances related to customer contracts in transit.  Taking these adjustments into account, our non-GAAP cash flow provided by operating activities as of April 30, 2010 was $8.4 million.  For a reconciliation of this non-GAAP financial measure, please see the Non-GAAP Cash Flow Reconciliation section below.

Cash Flow from Investing Activities

For the three months ended April 30, 2010, cash used for investing activities was $2.2 million. Our cash flow from investing activities primarily consisted of purchases of property and equipment for $2.2 million.

For the three months ended April 30, 2009, cash provided by investing activities was $42.4 million. Our cash provided by investing activities primarily consisted of the sale of U.S. treasury bills of $45.0 million, offset by purchases of property and equipment for $2.9 million. We are now investing our excess cash balances in investments that are classified as cash equivalents.

Cash Flow from Financing Activities

For the three months ended April 30, 2010, cash used for financing activities was $1.0 million. Cash flow from financing activities was primarily the result of an increase in non-manufacturer floorplan notes payable of $0.7 million and principal payments on long-term debt and short-term advances exceeding proceeds from long-term debt by $1.7 million.

For the three months ended April 30, 2009, cash provided by financing activities was $16.6 million. Cash provided by financing activities was primarily the result of an increase in non-manufacturer floorplan payable of $13.4 million and proceeds from long-term debt exceeding principal payments on long-term debt by $3.2 million.

Non-GAAP Cash Flow Reconciliation

Non-GAAP cash flow provided by (used for) operating activities is a non-GAAP financial measure which is adjusted for the following:

•                  Non-manufacturer floorplan notes payable: We review our cash flow from operating activities to include all floorplan notes payable activity regardless of whether we obtain the financing from a manufacturer or a non-manufacturer.  We consider inventory financing with both manufacturers and non-manufacturers to be part of the normal operations of our business and use the adjusted cash flow analysis in the evaluation of our inventory and inventory flooring needs.  GAAP categorizes non-manufacturer floorplan payable as financing activities in the Consolidated Statements of Cash Flows.

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

The following table reconciles net cash provided by (used for) operating activities, a GAAP measure, to non-GAAP cash flow provided by (used for) operating activities as of April 30, 2010 and 2009 and net cash provided by (used for) financing activities, a GAAP measure, to non-GAAP cash flow provided by (used for) financing activities as of April 30, 2010 and 2009:

		Adjustment	Adjustment	Non-GAAP
	As Reported	(1)	(2)	Measures
	(in thousands)
Fiscal 2010:
Net cash provided by (used for) operating activities	$8,320	$704	$(598)	$8,426
Net cash provided by (used for) financing activities	(974)	(704)	598	(1,080)

Fiscal 2009:
Net cash provided by (used for) operating activities	$(21,350)	$13,447	$—	$(7,903)
Net cash provided by (used for) financing activities	16,612	(13,447)	—	3,165

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

Certain Information Concerning Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. In the normal course of our business activities, we lease rental equipment and buildings under operating leases.

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such “forward-looking” information is included in this Quarterly Report on Form 10-Q, including in “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations,” as well as in our Annual Report on Form 10-K for the year ended January 31, 2010 that was filed with the Securities and Exchange Commission, and in other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company).

Forward-looking statements include all statements based on future expectations and specifically include, among other things, all statements relating to our expectations regarding our primary liquidity sources and adequacy of our capital resources. Any statements that are not based upon historical facts, including the outcome of events that have not yet occurred and our expectations for future performance, are forward-looking statements. The words “potential,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” “plan,” “anticipate,” and similar words and expressions are intended to identify forward-looking statements. Such statements are based upon the current beliefs and expectations of our management. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, adverse market conditions in the agricultural and construction equipment industries, the continuation of unfavorable conditions in the credit markets and those matters identified and discussed in our Annual Report on Form 10-K under the section titled “Risk Factors”.

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

Based upon balances and interest rates as of April 30, 2010, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $1.3 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $1.3 million. At April 30, 2010, we had variable rate floorplan notes payable of $262.8 million, of which approximately $120.8 million was interest-bearing, variable notes payable and long-term debt of $10.2 million, and fixed rate notes payable and long-term debt of $18.0 million.

Our policy is not to enter into derivatives or other financial instruments for trading or speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

(a)                                  Evaluation of disclosure controls and procedures. After evaluating the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this quarterly report, our Chief Executive Officer and Chief Financial Officer with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective to ensure that information that is required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer, with the participation of the Company’s management, have also concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

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

ITEM 1A.               RISK FACTORS

In addition to the other information set forth in this report, including the important information in “Private Securities Litigation Reform Act,” you should carefully consider the “Risk Factors” discussed in our Form 10-K for the year ended January 31, 2010 as filed with the Securities and Exchange Commission. Those factors, if they were to occur, could cause our actual results to differ materially from those expressed in our forward-looking statements in this report, and materially adversely affect our financial condition or future results. Although we are not aware of any other factors that we currently anticipate will cause our forward-looking statements to differ materially from our future actual results, or materially affect the Company’s financial condition or future results, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                  (REMOVED AND RESERVED)

None.

ITEM 5.                  OTHER INFORMATION

None.

ITEM 6.                  EXHIBITS

Exhibits - See “Exhibit Index” on page following signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 9, 2010

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