Form 10-Q
period 2010-07-31
Titan Machinery Inc.
filed 2010-09-08
CIK 1409171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

Commission File No. 001-33866

TITAN MACHINERY INC.

(Exact name of registrant as specified in its charter)

Delaware	No. 45-0357838
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

644 East Beaton Drive

West Fargo, ND 58078-2648

(Address of Principal Executive Offices)

Registrant’s telephone number (701) 356-0130

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) YES ☐  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

The number of shares outstanding of the registrant’s common stock as of August 31, 2010 was: Common Stock, $0.00001 par value, 17,852,784 shares.

TITAN MACHINERY INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. — FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS

TITAN MACHINERY INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	July 31,	January 31,
	2010	2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$61,461	$76,185
Receivables, net	29,478	22,254
Inventories	419,945	347,580
Prepaid expenses	633	1,009
Income taxes receivable	—	1,595
Deferred income taxes	2,867	2,266

Total current assets	514,384	450,889

INTANGIBLES AND OTHER ASSETS
Noncurrent parts inventories	1,983	1,642
Goodwill	16,247	14,762
Intangible assets, net of accumulated amortization	408	295
Other	845	620
	19,483	17,319

PROPERTY AND EQUIPMENT, net of accumulated depreciation	53,938	46,604

	$587,805	$514,812

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$15,312	$12,352
Floorplan notes payable	317,506	249,872
Current maturities of long-term debt and short-term advances	8,801	7,218
Customer deposits	6,928	12,974
Accrued expenses	9,780	9,870
Income taxes payable	489	—

Total current liabilities	358,816	292,286

LONG-TERM LIABILITIES
Long-term debt, less current maturities	24,351	21,852
Deferred income taxes	6,604	6,356
Other long-term liabilities	2,584	3,794
	33,539	32,002

STOCKHOLDERS’ EQUITY
Common stock, par value $.00001 per share, authorized - 25,000 shares; issued and outstanding - 17,851 at July 31, 2010 and 17,777 at January 31, 2010	—	—
Additional paid-in-capital	139,428	138,775
Retained earnings	56,022	51,749
	195,450	190,524

	$587,805	$514,812

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2010	2009	2010	2009
REVENUE
Equipment	$153,131	$141,142	$303,491	$266,007
Parts	33,947	32,454	69,010	58,852
Service	17,502	15,640	34,053	28,182
Other, including trucking and rental	5,086	3,956	8,569	6,452
TOTAL REVENUE	209,666	193,192	415,123	359,493

COST OF REVENUE
Equipment	138,342	125,452	275,143	237,752
Parts	24,184	22,939	49,370	41,476
Service	6,970	5,586	12,941	10,186
Other, including trucking and rental	4,122	3,207	7,178	5,555
TOTAL COST OF REVENUE	173,618	157,184	344,632	294,969

GROSS PROFIT	36,048	36,008	70,491	64,524

OPERATING EXPENSES	29,212	26,662	59,008	51,367

INCOME FROM OPERATIONS	6,836	9,346	11,483	13,157

OTHER INCOME (EXPENSE)
Interest and other income	34	140	207	351
Floorplan interest expense	(1,911)	(932)	(3,712)	(1,663)
Interest expense other	(358)	(328)	(735)	(591)

INCOME BEFORE INCOME TAXES	4,601	8,226	7,243	11,254

PROVISION FOR INCOME TAXES	(1,887)	(3,375)	(2,970)	(4,613)

NET INCOME	$2,714	$4,851	$4,273	$6,641

EARNINGS PER SHARE - NOTE 1

EARNINGS PER SHARE - BASIC	$0.15	$0.28	$0.24	$0.38
EARNINGS PER SHARE - DILUTED	$0.15	$0.27	$0.24	$0.37

WEIGHTED AVERAGE SHARES - BASIC	17,635	17,589	17,626	17,577
WEIGHTED AVERAGE SHARES - DILUTED	18,080	17,998	18,060	17,930

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended July 31,
	2010	2009
OPERATING ACTIVITIES
Net income	$4,273	$6,641
Adjustments to reconcile net income to net cash from operations
Depreciation and amortization	4,204	3,962
Deferred income taxes	(353)	329
Stock-based compensation expense	564	432
Other	(87)	(22)
Changes in assets and liabilities, net of purchase of equipment dealerships assets and assumption of liabilities
Receivables, prepaid expenses and other assets	(6,848)	(755)
Inventories	(28,261)	(35,238)
Floorplan notes payable	(818)	2,989
Accounts payable, customer deposits, accrued expenses and other long-term liabilities	(4,918)	(8,785)
Income taxes	2,084	3,042

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	(30,160)	(27,405)

INVESTING ACTIVITIES
Net change in U.S. treasury bills	—	44,994
Property and equipment purchases	(6,250)	(7,635)
Net proceeds from sale of equipment	434	190
Purchase of equipment dealerships, net of cash purchased	(2,423)	(4,025)
Other, net	(293)	—

NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	(8,532)	33,524

FINANCING ACTIVITIES
Net change in non-manufacturer floorplan notes payable	23,444	25,185
Short-term advances related to customer contracts in transit, net	(358)	2,700
Proceeds from long-term debt borrowings	4,671	20,388
Principal payments on long-term debt	(3,878)	(9,458)
Other	89	—

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	23,968	38,815

NET CHANGE IN CASH AND CASH EQUIVALENTS	(14,724)	44,934

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	76,185	41,047

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$61,461	$85,981

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended July 31,
	2010	2009
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period
Income taxes, net of refunds	$1,247	$1,688

Interest	$4,460	$2,206

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchased with long-term debt	$3,647	$1,688

Net transfer of equipment from (to) fixed assets to (from) inventories	$(1,744)	$4,292

Acquisition of equipment dealership assets in exchange for cash and assumption of liabilities including purchase accounting adjustments on prior acquisitions
Receivables	$—	$(305)
Inventories	(2,000)	(6,203)
Deferred income taxes, net	—	133
Property and equipment	(231)	(786)
Goodwill	(1,485)	(1,238)
Accounts payable, customer deposits and accrued expenses	17	182
Floorplan notes payable	819	2,398
Income taxes payable	—	(73)
Long-term debt	—	1,867

Non-cash consideration: other long-term liabilities	457	—
Cash paid for dealerships, net of cash purchased and adjustments on prior acquisitions	$(2,423)	$(4,025)

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 -                     BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended July 31, 2010 are not necessarily indicative of the results that may be expected for the year ending January 31, 2011. The information contained in the balance sheet as of January 31, 2010 was derived from the audited financial statements for Titan Machinery Inc. (the “Company”) for the year then ended. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended January 31, 2010 as filed with the SEC.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Transportation Solutions LLC. All significant accounts, transactions and profits between the consolidated companies have been eliminated in consolidation.

Fair Value of Financial Instruments

The carrying amount of cash, receivables, payables, short-term debt and other current liabilities approximates fair value because of the short maturity and/or frequent repricing of those instruments. Based upon current borrowing rates with similar maturities, the carrying value of the long-term debt approximates the fair value as of July 31, 2010 and January 31, 2010.

Exit and Disposal Costs

The Company accounts for exit or disposal activities, including store closures, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 420, Exit or Disposal Cost Obligations. Such costs mainly include lease termination costs and employee termination costs. The Company records a liability for any remaining lease obligations, net of estimated sublease income or estimated loss on disposal if the Company buys and subsequently sells the leased property, as of the date the Company ceases using the property. Any subsequent adjustments to that liability as a result of changes in estimates are recorded in the period incurred. The Company records a liability for employee termination costs at the date the termination benefits were communicated to the employees.

As part of the Company’s Construction business action plan, in April 2010, the Company decided to close its Construction store in Columbia Falls, Montana. The primary exit costs relate to estimated lease termination costs of $185,000 and employee termination costs of $27,000. The Company is transferring the majority of the assets and related floorplan notes payable and long-term debt to other stores. Exit costs of $110,000 and $75,000 are included in the line items of operating expenses and interest and other income, respectively, on the consolidated statements of operations for the three and six months ended July 31, 2010. A reconciliation of the beginning and ending liability balance follows:

(in thousands)
Balance at January 31, 2010	$—
Exit costs incurred and charged to expense	212
Exit costs paid	(60)
Balance at July 31, 2010	$152

Recent Accounting Guidance

In July 2010, the FASB issued authoritative guidance on financing receivables and the allowance for credit losses, codified in ASC 310, Receivables. This guidance amends the current disclosure requirements to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. The guidance also requires an entity to disclose credit quality indicators, past due information, and modifications of its financing receivables. The guidance is effective for interim and annual reporting periods ending after December 15, 2010. The Company is in the process of determining the impact that this guidance will have on the Company’s consolidated financial statements.

Earnings Per Share

The following table sets forth the denominator for the computation of basic and diluted earnings per share:

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)

Basic weighted-average shares outstanding	17,635	17,589	17,626	17,577
Plus: Incremental shares from assumed conversions
Restricted Stock	187	137	177	117
Warrants	56	79	58	80
Stock Options	202	193	199	156
Diluted weighted-average shares outstanding	18,080	17,998	18,060	17,930

There were 139,000 and 164,000 stock options outstanding as of July 31, 2010 and 2009, respectively, that were not included in the computation of diluted earnings per share because they were anti-dilutive.

NOTE 2 -                     INVENTORIES

	July 31,	January 31,
	2010	2010
	(in thousands)
New equipment	$237,463	$174,193
Used equipment	132,930	127,884
Parts and attachments	45,356	42,611
Work in process	4,196	2,892

	$419,945	$347,580

In addition to the above amounts, the Company has estimated that a portion of its parts inventory will not be sold in the next year. Accordingly, these balances have been classified as noncurrent assets.

NOTE 3 -                     LINES OF CREDIT / FLOORPLAN NOTES PAYABLE

Operating Line of Credit

The Company entered into a Loan Agreement (the “Loan Agreement”) with Bremer Bank National Association (“Bremer Bank”) on July 15, 2009, as amended on July 13, 2010, which provides for a $25.0 million revolving operating line of credit (“Revolving Loan”) and a $12.9 million term loan (“Term Loan”). The Revolving Loan may be used to fund short term working capital requirements of the Company, and replaces the Company’s previous $25.0 million operating line of credit with Bremer Bank. The Revolving Loan has a variable interest rate of 0.25% per annum below a Bremer Bank reference rate (subject to a minimum interest rate floor of 4.5%) on outstanding balances, has a 0.5% non-usage fee on the average monthly unused amount, requires monthly payments of accrued interest, and has a maturity date of July 12, 2011. Advances under the Loan Agreement are secured by substantially all of the Company’s assets. See details of the Term Loan in the long-term debt schedule in the Company’s Form 10-K for the fiscal year ended January 31, 2010 as filed with the SEC.

The Company had no amount outstanding on the Revolving Loan at July 31, 2010. The Loan Agreement contains certain financial covenants which impose minimum levels of current ratio, debt service coverage, and inventory turnover ratio and a maximum level of debt to tangible net worth ratio. As of July 31, 2010, the Company was in compliance with all of these financial covenants.

Floorplan Lines of Credit

The Company has discretionary floorplan lines of credit for equipment purchases totaling approximately $400.0 million with various lending institutions, including a $300.0 million Wholesale Floorplan Credit Facility with CNH Capital America LLC (“CNH Capital”) and $50.0 million with GE Commercial Distribution Finance Corporation (“GE”). The available borrowings under the CNH Capital credit facility are reduced by outstanding floorplan notes payable, rental fleet financing and other acquisition-related financing arrangements with CNH Capital. During fiscal 2010, interest rates for new borrowings under the CNH Capital floorplan line of credit ranged from the prime rate plus 0.3% to the prime rate plus 6% per annum, subject to any interest-free periods offered by CNH Capital. Beginning in February 2010, interest rates are equal to the prime rate plus 4% on new borrowings, subject to any interest-free periods offered by CNH Capital. The CNH Capital credit facility automatically renews on August 31 of each year through August 31, 2012, unless earlier terminated by either party. Under covenants of the CNH Capital credit facility, the Company has agreed, among other things, to maintain various financial ratio levels and to submit certain financial information. It also contains various restrictive covenants that require prior consent of CNH Capital if the Company desires to engage in any acquisition of, consolidation or merger with any other business entity in which the Company is not the surviving company; create subsidiaries; move any collateral outside of the U.S.; or sell, rent, lease or otherwise dispose or transfer any of the collateral, other than in the ordinary course of business. CNH Capital’s consent is also required for the acquisition of any CNH dealership. In addition, the CNH Capital credit facility restricts the Company’s ability to incur any liens upon any substantial part of its assets.

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

Floorplan notes payable relating to these credit facilities totaled approximately $303.2 million of the total floorplan notes payable balance of $317.5 million outstanding as of July 31, 2010 and $245.3 million of the total floorplan notes payable balance of $249.9 million outstanding as of January 31, 2010. As of July 31, 2010, the Company had approximately $82.2 million in available borrowings remaining under these lines of credit. These floorplan notes carried various interest rates primarily ranging from 3.25 to 7.25% as of July 31, 2010, subject to interest-free periods offered by CNH Capital, and are secured by the related inventory. Repayment terms vary by individual notes, but generally payments are made from sales proceeds or rental revenue from the related inventories. As of July 31, 2010, the Company was in compliance with all floorplan financial covenants.

NOTE 4 -                     BUSINESS COMBINATIONS

On June 1, 2010, the Company acquired certain assets of Hubbard Implement, Inc. The acquired entity consisted of one agricultural equipment store located in Iowa Falls, Iowa which is contiguous to the Company’s existing locations in Grundy Center and Waverly, Iowa. The acquisition-date fair value of the total consideration transferred for the dealership was $1,496,000.

During the six months ended July 31, 2010 adjustments were recorded for additional consideration of $1,384,000 earned and paid under agreements disclosed in the Company’s Form 10-K for the fiscal year ended January 31, 2010 as filed with the SEC. This additional consideration resulted in a net increase in goodwill of $1,384,000.

The results of operations have been included in the Company’s consolidated results of operations since the date of the business combination. The fair value of assets acquired and liabilities assumed in the above business combinations and adjustments on prior acquisitions are presented in the following table:

July 31,
2010
(in thousands)
Cash	$1
Inventories	2,000
Property and equipment	231
Goodwill	1,485

$3,717

Floorplan notes payable	$819
Customer deposits	17

$836

Cash consideration	2,424
Non-cash consideration: other long-term liabilities	457
Total consideration	$2,881

Goodwill related to the Agriculture operating segment	$1,485
Goodwill related to the Construction operating segment	$—

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Revenues
Agriculture	$181,522	$170,366	$362,904	$318,695
Construction	36,209	30,451	68,313	55,149
Segment revenues	217,731	200,817	431,217	373,844
Eliminations	(8,065)	(7,625)	(16,094)	(14,351)
Total	$209,666	$193,192	$415,123	$359,493

Income (Loss) Before Income Taxes
Agriculture	$6,246	$10,002	$11,038	$15,718
Construction	(852)	(785)	(2,767)	(2,735)
Segment income (loss) before income taxes	5,394	9,217	8,271	12,983
Shared Resources	(643)	(751)	(634)	(1,222)
Eliminations	(150)	(240)	(394)	(507)
Income before income taxes	$4,601	$8,226	$7,243	$11,254

	July 31,	January 31,
	2010	2010
	(in thousands)
Total Assets
Agriculture	$433,970	$350,086
Construction	91,486	87,910
Segment assets	525,456	437,996
Shared Resources	63,559	77,631
Eliminations	(1,210)	(815)
Total	$587,805	$514,812

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

Overview

We own and operate a network of full service agricultural and construction equipment stores in the United States. Based upon information provided to us by CNH Global N.V. or its U.S. subsidiary CNH America LLC, collectively referred to in our Form 10-K for the year ended January 31, 2010 as CNH, we are the world’s largest retail dealer of Case IH Agriculture equipment and a major retail dealer of New Holland Agriculture, Case Construction and New Holland Construction equipment in the U.S. We have two primary business segments, Agriculture and Construction, within each of which we sell and rent new and used equipment, sell parts, and service the equipment in the markets surrounding our stores.

Our net income was $2.7 million, or $0.15 per diluted share, for the three months ended July 31, 2010, compared to $4.9 million, or $0.27 per diluted share, for the three months ended July 31, 2009. Significant factors impacting the quarterly comparisons were:

•                  Increase in revenue primarily due to Agriculture acquisitions and same-store sales growth in our Construction segment;

•                  Comparable gross profits to our second quarter of last year, which resulted from lower margins (primarily on equipment and service) on higher overall revenues in the three months ending July 31, 2010; and

•                  Increase in floorplan interest expense due to higher floorplan notes payable balances and higher interest rates.

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

	Three Months Ended July 31,			Six Months Ended July 31,
			Percent			Percent
	2010	2009	Change	2010	2009	Change
	(dollars in thousands)			(dollars in thousands)
Equipment
Revenue	$153,131	$141,142	8.5%	$303,491	$266,007	14.1%
Cost of revenue	138,342	125,452	10.3%	275,143	237,752	15.7%
Gross profit	$14,789	$15,690	(5.7)%	$28,348	$28,255	0.3%
Gross profit margin	9.7%	11.1%	(1.4)%	9.3%	10.6%	(1.3)%

Parts
Revenue	$33,947	$32,454	4.6%	$69,010	$58,852	17.3%
Cost of revenue	24,184	22,939	5.4%	49,370	41,476	19.0%
Gross profit	$9,763	$9,515	2.6%	$19,640	$17,376	13.0%
Gross profit margin	28.8%	29.3%	(0.5)%	28.5%	29.5%	(1.0)%

Service
Revenue	$17,502	$15,640	11.9%	$34,053	$28,182	20.8%
Cost of revenue	6,970	5,586	24.8%	12,941	10,186	27.0%
Gross profit	$10,532	$10,054	4.8%	$21,112	$17,996	17.3%
Gross profit margin	60.2%	64.3%	(4.1)%	62.0%	63.9%	(1.9)%

Other, including trucking and rental
Revenue	$5,086	$3,956	28.6%	$8,569	$6,452	32.8%
Cost of revenue	4,122	3,207	28.5%	7,178	5,555	29.2%
Gross profit	$964	$749	28.7%	$1,391	$897	55.1%
Gross profit margin	19.0%	18.9%	0.1%	16.2%	13.9%	2.3%

The following table sets forth our statements of operations data expressed as a percentage for each of our four sources of revenue for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009

Revenue
Equipment	73.0%	73.1%	73.1%	74.0%
Parts	16.2%	16.8%	16.6%	16.4%
Service	8.4%	8.1%	8.2%	7.8%
Other, including trucking and rental	2.4%	2.0%	2.1%	1.8%
Total revenue	100.0%	100.0%	100.0%	100.0%

Total cost of revenue	82.8%	81.4%	83.0%	82.1%

Gross profit	17.2%	18.6%	17.0%	17.9%

Operating expenses	13.9%	13.8%	14.2%	14.2%

Income from operations	3.3%	4.8%	2.8%	3.7%

Other income (expense)	(1.1)%	(0.5)%	(1.1)%	(0.6)%

Income before income taxes	2.2%	4.3%	1.7%	3.1%

Provision for income taxes	(0.9)%	(1.8)%	(0.7)%	(1.3)%

Net income	1.3%	2.5%	1.0%	1.8%

Three Months Ended July 31, 2010 Compared to Three Months Ended July 31, 2009

Consolidated Results

Revenue

	Three months ended July 31,			Percent
	2010	2009	Increase	Change
	(dollars in thousands)
Equipment	$153,131	$141,142	$11,989	8.5%
Parts	33,947	32,454	1,493	4.6%
Service	17,502	15,640	1,862	11.9%
Other, including trucking and rental	5,086	3,956	1,130	28.6%

Total Revenue	$209,666	$193,192	$16,474	8.5%

The increase in revenue for the three months ended July 31, 2010, as compared to the same period last year, was due to acquisitions contributing $10.0 million and same-store sales growth contributing $6.5 million, representing a same-store sale growth of 3.4% over the prior year quarter. The revenue growth from acquisitions occurred in our Agriculture segment and the same-store sales growth primarily came from our Construction segment.  The sales increases in the Construction segment are due in part to the execution of our fiscal 2011 Construction business action plan in the first half of fiscal 2011, which included right-sizing our rental fleet, changing key Construction personnel and implementing the Titan strong-store operating model into the fiscal 2009 Construction acquisition stores.

Cost of Revenue

	Three months ended July 31,			Percent
	2010	2009	Increase	Change
	(dollars in thousands)
Equipment	$138,342	$125,452	$12,890	10.3%
Parts	24,184	22,939	1,245	5.4%
Service	6,970	5,586	1,384	24.8%
Other, including trucking and rental	4,122	3,207	915	28.5%

Total cost of revenue	$173,618	$157,184	$16,434	10.5%

The increase in cost of revenue for the three months ended July 31, 2010, as compared to the same period last year, was due to increased sales primarily in our equipment business. Acquisitions contributed $8.4 million of the increase in total cost of revenue, while same-store sales growth contributed $8.0 million of the increase. As a percentage of revenue, cost of revenue was 82.8% compared to 81.4% for the second quarter of fiscal 2010.

Gross Profit

	Three months ended July 31,		Increase/	Percent
	2010	2009	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$14,789	$15,690	$(901)	(5.7)%
Parts	9,763	9,515	248	2.6%
Service	10,532	10,054	478	4.8%
Other, including trucking and rental	964	749	215	28.7%

Total Gross Profit	$36,048	$36,008	$40	0.1%

Gross Profit Margin
Equipment	9.7%	11.1%	(1.4)%	(12.6)%
Parts	28.8%	29.3%	(0.5)%	(1.7)%
Service	60.2%	64.3%	(4.1)%	(6.4)%
Other, including trucking and rental	19.0%	18.9%	0.1%	0.5%

Total Gross Profit Margin	17.2%	18.6%	(1.4)%	(7.5)%

Gross Profit Mix
Equipment	73.0%	73.1%	(0.1)%	(0.1)%
Parts	16.2%	16.8%	(0.6)%	(3.6)%
Service	8.4%	8.1%	0.3%	3.7%
Other, including trucking and rental	2.4%	2.0%	0.4%	20.0%

Total Gross Profit Mix	100.0%	100.0%	0.0%	0.0%

Gross profits were flat for the three months ended July 31, 2010, as compared to the same period last year. Acquisitions contributed $1.6 million to the increase in gross profit for the three months ended July 31, 2010, while same-store gross profits decreased $1.5 million.  Contributing to the quarter over quarter comparable gross profits were increased revenues offset by lower margins primarily in the equipment (down 1.4% to 9.7%) and service (down 4.1% to 60.2%) areas of our business.  Pricing pressure from our competition continues to compress equipment margins quarter over quarter.  We anticipate this trend to moderate in the second half of the year as a result of increased equipment demand.  Although our service margins were down we experienced a revenue increase of 11.9% in our service area resulting in a positive gross profit contribution from service of $0.5 million over the prior year quarter.  The lower service margins can partially be attributed to higher labor cost of sales related to the investment in new technicians through headcount additions, internship programs and service training as well as comparing to strong second quarter service margins in fiscal 2010.

Total gross profit margins were down 1.4% to 17.2% in the second quarter of fiscal 2011, compared to 18.6% in the second quarter of fiscal 2010. The decrease in total gross profit margins was primarily due to the lower equipment and service margins discussed above.

Operating Expenses

	Three months ended July 31,			Percent
	2010	2009	Increase	Change
	(dollars in thousands)
Operating Expenses	$29,212	$26,662	$2,550	9.6%

The $2.6 million increase in operating expenses, as compared to the same period last year, was primarily due to the additional costs associated with acquisitions such as compensation, rent and depreciation. As a percentage of total revenue, operating expenses remained relatively flat at 13.9% for the second quarter of fiscal 2011 compared to 13.8% for the second quarter of fiscal 2010.

Other Income (Expense)

	Three months ended July 31,		Increase/	Percent
	2010	2009	(Decrease)	Change
	(dollars in thousands)
Interest and other income	$34	$140	$(106)	(75.7)%
Floorplan interest expense	(1,911)	(932)	979	105.0%
Interest expense	(358)	(328)	30	9.1%

Floorplan interest expense increased $1.0 million for the three months ended July 31, 2010, as compared to the same period in the prior year. Increases in floorplan notes payable balances accounted for 51% of this increase while higher interest rates generated the remaining 49% increase, as compared to the prior year quarter.

Provision for Income Taxes

	Three months ended July 31,			Percent
	2010	2009	Decrease	Change
	(dollars in thousands)
Provision for income taxes	$1,887	$3,375	$(1,488)	(44.1)%

The effective tax rate was 41.0% for the three months ended July 31, 2010 and 2009.

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

	Three months ended July 31,		Increase/	Percent
	2010	2009	(Decrease)	Change
	(dollars in thousands)
Revenues
Agriculture	$181,522	$170,366	$11,156	6.5%
Construction	36,209	30,451	5,758	18.9%
Segment revenues	217,731	200,817	16,914	8.4%
Eliminations	(8,065)	(7,625)	(440)	(5.8)%
Total	$209,666	$193,192	$16,474	8.5%

Income (Loss) Before Income Taxes
Agriculture	$6,246	$10,002	$(3,756)	(37.6)%
Construction	(852)	(785)	(67)	(8.5)%
Segment income (loss) before income taxes	5,394	9,217	(3,823)	(41.5)%
Shared Resources	(643)	(751)	108	14.4%
Eliminations	(150)	(240)	90	37.5%
Income before income taxes	$4,601	$8,226	$(3,625)	(44.1)%

Agriculture

Agriculture revenues for the three months ended July 31, 2010 increased 6.5% compared to the same period last year. The revenue increase was primarily due to Agriculture segment acquisitions occurring over the past year, which consisted of eight stores.  Same-store-sales for the Agriculture segment remained relatively flat, reflecting an increase of 0.6% over the second quarter of fiscal 2010.

Income before income taxes decreased 37.6% primarily due to lower Agriculture gross profit margins on equipment revenues, which is reflective of increased pricing pressures from our competition, as well as higher floorplan interest expense resulting from increased floorplan notes payable balances and increased interest rates in the second quarter of fiscal 2011 compared to the same period last year.

Construction

Construction revenues for the three months ended July 31, 2010 increased 18.9% compared to the same period last year. The revenue increase was primarily due to a Construction same-store sales increase of 18.7% over the second quarter of fiscal 2010.

Loss before income taxes increased 8.5% primarily due to higher floorplan interest expense resulting from increased floorplan notes payable balances and increased interest rates in the second quarter of fiscal 2011 compared to the same period last year. Also contributing to the loss were additional second quarter exit costs of $92,000 related to the closing of our store in Columbia Falls, Montana. Partially offsetting these additional expenses was higher Construction segment gross profits due to increased revenues over the prior year second quarter.

Shared Resources/Eliminations

Shared Resources allocations to each of our segments are set early in the year and therefore unallocated balances may occur.  The Shared Resource amount decreased $0.1 million in the second quarter of fiscal 2011 compared to the prior year.

Eliminations remove any inter-company revenues or income before income taxes residing in our segment results.

Six Months Ended July 31, 2010 Compared to Six Months Ended July 31, 2009

Consolidated Results

Revenue

	Six Months Ended July 31,			Percent
	2010	2009	Increase	Change
	(dollars in thousands)
Equipment	$303,491	$266,007	$37,484	14.1%
Parts	69,010	58,852	10,158	17.3%
Service	34,053	28,182	5,871	20.8%
Other, including trucking and rental	8,569	6,452	2,117	32.8%

Total Revenue	$415,123	$359,493	$55,630	15.5%

The increase in revenue for the six months ended July 31, 2010, as compared to the same period last year, was due to acquisitions contributing $27.7 million and same-store sales growth contributing $27.9 million, representing a same-store sales growth of 7.9% over the prior year six months. This revenue growth was achieved in both our Agriculture and Construction segments.

Cost of Revenue

	Six Months Ended July 31,			Percent
	2010	2009	Increase	Change
	(dollars in thousands)
Equipment	$275,143	$237,752	$37,391	15.7%
Parts	49,370	41,476	7,894	19.0%
Service	12,941	10,186	2,755	27.0%
Other, including trucking and rental	7,178	5,555	1,623	29.2%

Total cost of revenue	$344,632	$294,969	$49,663	16.8%

The increase in cost of revenue for the six months ended July 31, 2010, as compared to the same period last year, was primarily due to increased revenue. Acquisitions contributed $23.6 million of the increase in total cost of revenue, while same-store sales growth contributed $26.1 million of the increase. As a percentage of revenue, cost of revenue was 83.0% compared to 82.1% for the first six months of fiscal 2010.

Gross Profit

	Six Months Ended July 31,		Increase/	Percent
	2010	2009	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$28,348	$28,255	$93	0.3%
Parts	19,640	17,376	2,264	13.0%
Service	21,112	17,996	3,116	17.3%
Other, including trucking and rental	1,391	897	494	55.1%

Total Gross Profit	$70,491	$64,524	$5,967	9.2%

Gross Profit Margin
Equipment	9.3%	10.6%	(1.3)%	(12.3)%
Parts	28.5%	29.5%	(1.0)%	(3.4)%
Service	62.0%	63.9%	(1.9)%	(3.0)%
Other, including trucking and rental	16.2%	13.9%	2.3%	16.5%

Total Gross Profit Margin	17.0%	17.9%	(0.9)%	(5.0)%

Gross Profit Mix
Equipment	73.1%	74.0%	(0.9)%	(1.2)%
Parts	16.6%	16.4%	0.2%	1.2%
Service	8.2%	7.8%	0.4%	5.1%
Other, including trucking and rental	2.1%	1.8%	0.3%	16.7%

Total Gross Profit Mix	100.0%	100.0%	0.0%	0.0%

The $6.0 million increase in gross profit for the six months ended July 31, 2010, as compared to the same period last year, was primarily due to increased revenue. Acquisitions contributed $4.2 million to the increase in gross profit for the six months ended July 31, 2010, while increases in same-store gross profits contributed the remaining $1.8 million. Offsetting the positive effect to gross profits of higher revenue were lower margins primarily on equipment, which decreased 1.3% from 10.6% to 9.3% in the six months ended July 31, 2010.  The equipment margin compression is due to pricing pressure from our competitors.  We anticipate this trend to moderate in the second half of the year as a result of increased equipment demand. Parts margins were down 1.0% to 28.5% and service margins were down 1.9% to 62.0%; however, we are still realizing increased same-store gross profits in both of these areas.  The decrease in equipment, parts and service margins were the primary factors in decreasing total gross profit margins to 17.0% for the six months ended July 31, 2010 from 17.9% in the prior year six month period.

Operating Expenses

	Six Months Ended July 31,			Percent
	2010	2009	Increase	Change
	(dollars in thousands)
Operating Expenses	$59,008	$51,367	$7,641	14.9%

The $7.6 million increase in operating expenses for the first six months of fiscal 2011, as compared to the same period last year, was primarily due to the additional costs associated with acquisitions such as compensation, rent and depreciation. As a percentage of total revenue, operating expenses remained flat at 14.2% for the first six months of fiscal 2011 compared to 14.2% for the first six months of fiscal 2010.

Other Income (Expense)

	Six Months Ended July 31,		Increase/	Percent
	2010	2009	(Decrease)	Change
	(dollars in thousands)
Interest and other income	$207	$351	$(144)	(41.0)%
Floorplan interest expense	(3,712)	(1,663)	2,049	123.2%
Interest expense	(735)	(591)	144	24.4%

Floorplan interest expense increased $2.0 million for the six months ended July 31, 2010, as compared to the same period in the prior year. Increases in floorplan notes payable balances accounted for 60% of this increase while higher interest rates generated the remaining 40% increase, as compared to the prior year six months.

Provision for Income Taxes

	Six Months Ended July 31,			Percent
	2010	2009	Decrease	Change
	(dollars in thousands)
Provision for income taxes	$2,970	$4,613	$(1,643)	(35.6)%

The effective tax rate was 41.0% for the six months ended July 31, 2010 and 2009.

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

	Six Months Ended July 31,		Increase/	Percent
	2010	2009	(Decrease)	Change
	(dollars in thousands)
Revenues
Agriculture	$362,904	$318,695	$44,209	13.9%
Construction	68,313	55,149	13,164	23.9%
Segment revenues	431,217	373,844	57,373	15.3%
Eliminations	(16,094)	(14,351)	(1,743)	(12.1)%
Total	$415,123	$359,493	$55,630	15.5%

Income (Loss) Before Income Taxes
Agriculture	$11,038	$15,718	$(4,680)	(29.8)%
Construction	(2,767)	(2,735)	(32)	(1.2)%
Segment income (loss) before income taxes	8,271	12,983	(4,712)	(36.3)%
Shared Resources	(634)	(1,222)	588	48.1%
Eliminations	(394)	(507)	113	22.3%
Income before income taxes	$7,243	$11,254	$(4,011)	(35.6)%

Agriculture

Agriculture revenues for the six months ended July 31, 2010 increased 13.9% compared to the same period last year. The revenue increase was due to acquisitions and an Agriculture same-store sales increase of 6.4% over the six months ended July 31, 2009.

Income before income tax decreased 29.8% primarily due to lower Agriculture gross profit margins on equipment revenues, which is reflective of increased pricing pressures from our competition, as well as higher floorplan interest expense resulting from increased floorplan notes payable balances and increased interest rates for the six months ended July 31, 2010 compared to the same period last year.

Construction

Construction revenues for the six months ended July 31, 2010 increased 23.9% compared to the same period last year. The revenue increase was due to acquisitions and a Construction same-store sales increase of 16.3% over the six months ended July 31, 2009.

Loss before income taxes increased 1.2% primarily due to higher floorplan interest expense resulting from increased floorplan notes payable balances and increased interest rates in the six months ended July 31, 2010 compared to the same period last year.  Also contributing to the loss was $212,000 in exit costs related to the closing of our store in Columbia Falls, Montana.  Partially offsetting these additional expenses were higher Construction segment gross profits due to increased revenues in the six months ended July 31, 2010 compared to the same period last year.

Shared Resources/Eliminations

Shared Resources allocations to each of our segments are set early in the year and therefore unallocated balances may occur.  The Shared Resource amount decreased $0.6 million in the first six months of fiscal 2011 compared to the prior year.

Eliminations remove any inter-company revenues or income before income taxes residing in our segment results.

Liquidity and Capital Resources

Cash Flow from Operating Activities

For the six months ended July 31, 2010, our cash flow used for operating activities was $30.2 million. Our cash flow used for operations was primarily the result of our reported net income of $4.3 million and an add-back of non-cash depreciation and amortization of $4.2 million. This amount was principally offset by an increase in net cash used for inventories of $28.3 million, a net increase in receivables, prepaid expenses and other assets of $6.8 million and a net decrease in accounts payable, customer deposits, accrued expenses and other long-term liabilities of $4.9 million. The increase in inventories primarily reflects new equipment purchases to support future sales.  We expect our inventory levels to decrease from current levels by the end of the fiscal year because of seasonally higher equipment sales in the second half of our fiscal year.

For the six months ended July 31, 2009, our cash flow used in operating activities was $27.4 million. Our cash flow from operations was primarily the result of our reported net income of $6.6 million, an increase in floorplan notes payable of $3.0 million, an increase in income taxes payable of $3.0 million, and an add-back of non-cash depreciation and amortization of $4.0 million. This amount was principally offset by an increase in inventories of $35.2 million and a net decrease in accounts payable, customer deposits, accrued expenses and other long-term liabilities of $8.8 million. The increase in inventories reflected historical stocking levels to support future sales.

We evaluate our cash flow from operating activities net of all floorplan activity and short-term advances related to customer contracts in transit.  Taking these adjustments into account, our non-GAAP cash flow used for operating activities as of July 31, 2010 was $7.1 million.  For a reconciliation of this non-GAAP financial measure, please see the Non-GAAP Cash Flow Reconciliation section below.

Cash Flow from Investing Activities

For the six months ended July 31, 2010, cash used for investing activities was $8.5 million. Our cash flow used for investing activities primarily consisted of purchases of property and equipment of $6.3 million and the purchases of equipment dealerships (net of cash purchased) of $2.4 million.

For the six months ended July 31, 2009, cash provided by investing activities was $33.5 million. Our cash provided by investing activities primarily consisted of the sale of U.S. treasury bills of $45.0 million, offset by purchases of property and equipment for $7.6 million.

Cash Flow from Financing Activities

For the six months ended July 31, 2010, cash provided by financing activities was $24.0 million. Cash provided by financing activities was primarily the result of an increase in non-manufacturer floorplan notes payable of $23.4 million and proceeds from long-term debt borrowings exceeding principal payments on long-term debt by $0.8 million.

For the six months ended July 31, 2009, cash provided by financing activities was $38.8 million. Cash provided by financing activities was primarily the result of an increase in non-manufacturer floorplan payable of $25.2 million and proceeds from long-term debt and short term advances exceeding principal payments on long-term debt by $13.6 million.

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

The following table reconciles net cash provided by (used for) operating activities, a GAAP measure, to non-GAAP cash flow provided by (used for) operating activities for the six months ended July 31, 2010 and 2009 and net cash provided by (used for) financing activities, a GAAP measure, to non-GAAP cash flow provided by (used for) financing activities for the six months ended July 31, 2010 and 2009:

		Adjustment	Adjustment	Non-GAAP
	As Reported	(1)	(2)	Measures
	(in thousands)
Six months ended July 31, 2010:
Net cash provided by (used for) operating activities	$(30,160)	$23,444	$(358)	$(7,074)
Net cash provided by (used for) financing activities	23,968	(23,444)	358	882

Six months ended July 31, 2009:
Net cash provided by (used for) operating activities	$(27,405)	$25,185	$2,700	$480
Net cash provided by (used for) financing activities	38,815	(25,185)	(2,700)	10,930

(1) - Net change in non-manufacturer floorplan notes payable

(2) - Net change in short-term advances related to customer contracts in transit

Non-GAAP cash flow provided by (used for) operating activities should be evaluated in addition to, and not considered a substitute for, or superior to, other GAAP measures such as net cash provided by (used for) operating activities.

Sources of Liquidity

Our primary sources of liquidity are cash reserves, cash flow from operations, proceeds from the issuance of debt and borrowings under our credit facilities. For more information on our credit facilities, please see Note 3 to the consolidated financial statements in this Quarterly Report on Form 10-Q.  We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources.

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

Forward-looking statements include all statements based on future expectations and specifically include, among other things, all statements relating to our expectations regarding our primary liquidity sources, expectations as to gross margins and inventory, and expectations as to adequacy of our capital resources. Any statements that are not based upon historical facts, including the outcome of events that have not yet occurred and our expectations for future performance, are forward-looking statements. The words “potential,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” “plan,” “anticipate,” and similar words and expressions are intended to identify forward-looking statements. Such statements are based upon the current beliefs and expectations of our management. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, adverse market conditions in the agricultural and construction equipment industries, the continuation of unfavorable conditions in the credit markets and those matters identified and discussed in our Annual Report on Form 10-K under the section titled “Risk Factors.”

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

Based upon balances and interest rates as of July 31, 2010, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $1.7 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $1.7 million. At July 31, 2010, we had variable rate floorplan notes payable of $317.5 million, of which approximately $151.3 million was interest-bearing, variable notes payable and long-term debt of $13.8 million, and fixed rate notes payable and long-term debt of $19.3 million.

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

Dated: September 8, 2010

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