Form 10-Q
period 2010-10-31
Titan Machinery Inc.
filed 2010-12-09
CIK 1409171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

Commission File No. 001-33866

TITAN MACHINERY INC.

(Exact name of registrant as specified in its charter)

Delaware	No. 45-0357838
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

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

The number of shares outstanding of the registrant’s common stock as of November 30, 2010 was: Common Stock, $0.00001 par value, 17,900,491 shares.

TITAN MACHINERY INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

TITAN MACHINERY INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	October 31,	January 31,
	2010	2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$66,002	$76,185
Receivables, net	34,976	22,254
Inventories	428,830	347,580
Prepaid expenses	867	1,009
Income taxes receivable	—	1,595
Deferred income taxes	2,923	2,266

Total current assets	533,598	450,889

INTANGIBLES AND OTHER ASSETS
Noncurrent parts inventories	2,344	1,642
Goodwill	16,247	14,762
Intangible assets, net of accumulated amortization	387	295
Other	869	620
	19,847	17,319

PROPERTY AND EQUIPMENT, net of accumulated depreciation	55,915	46,604

	$609,360	$514,812

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$16,307	$12,352
Floorplan notes payable	322,328	249,872
Current maturities of long-term debt and short-term advances	9,248	7,218
Customer deposits	9,280	12,974
Accrued expenses	13,123	9,870
Income taxes payable	3,112	—

Total current liabilities	373,398	292,286

LONG-TERM LIABILITIES
Long-term debt, less current maturities	22,970	21,852
Deferred income taxes	6,994	6,356
Other long-term liabilities	2,498	3,794
	32,462	32,002

STOCKHOLDERS’ EQUITY
Common stock, par value $.00001 per share, authorized - 25,000 shares; issued and outstanding - 17,861 at October 31, 2010 and 17,777 at January 31, 2010	—	—
Additional paid-in-capital	139,772	138,775
Retained earnings	63,728	51,749
	203,500	190,524

	$609,360	$514,812

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2010	2009	2010	2009

REVENUE
Equipment	$241,096	$173,367	$544,587	$439,374
Parts	42,028	32,961	111,038	91,813
Service	20,832	15,854	54,885	44,036
Other, including trucking and rental	7,351	4,836	15,920	11,288
TOTAL REVENUE	311,307	227,018	726,430	586,511

COST OF REVENUE
Equipment	221,163	155,653	496,306	393,405
Parts	29,296	22,291	78,666	63,767
Service	7,435	5,658	20,376	15,844
Other, including trucking and rental	5,435	3,833	12,613	9,388
TOTAL COST OF REVENUE	263,329	187,435	607,961	482,404

GROSS PROFIT	47,978	39,583	118,469	104,107

OPERATING EXPENSES	32,849	27,792	91,857	79,159

INCOME FROM OPERATIONS	15,129	11,791	26,612	24,948

OTHER INCOME (EXPENSE)
Interest and other income	207	180	414	531
Floorplan interest expense	(2,138)	(1,798)	(5,850)	(3,461)
Interest expense other	(394)	(454)	(1,129)	(1,045)

INCOME BEFORE INCOME TAXES	12,804	9,719	20,047	20,973

PROVISION FOR INCOME TAXES	(5,098)	(3,986)	(8,068)	(8,599)

NET INCOME	$7,706	$5,733	$11,979	$12,374

EARNINGS PER SHARE - NOTE 1

EARNINGS PER SHARE - BASIC	$0.44	$0.33	$0.68	$0.70
EARNINGS PER SHARE - DILUTED	$0.42	$0.32	$0.66	$0.69

WEIGHTED AVERAGE SHARES - BASIC	17,661	17,604	17,638	17,586
WEIGHTED AVERAGE SHARES - DILUTED	18,161	18,013	18,100	17,958

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended October 31,
	2010	2009

OPERATING ACTIVITIES
Net income	$11,979	$12,374
Adjustments to reconcile net income to net cash used for operations
Depreciation and amortization	6,443	5,888
Deferred income taxes	(19)	680
Stock-based compensation expense	860	720
Other	(199)	(28)
Changes in assets and liabilities, net of purchase of equipment dealerships assets and assumption of liabilities
Receivables, prepaid expenses and other assets	(12,580)	(4,122)
Inventories	(57,119)	(49,981)
Floorplan notes payable	2,893	5,144
Accounts payable, customer deposits, accrued expenses and other long-term liabilities	1,724	(6,764)
Income taxes	4,707	3,017

NET CASH USED FOR OPERATING ACTIVITIES	(41,311)	(33,072)

INVESTING ACTIVITIES
Net change in U.S. treasury bills	—	44,994
Property and equipment purchases	(11,210)	(11,066)
Net proceeds from sale of equipment	719	338
Purchase of equipment dealerships, net of cash purchased	(2,423)	(3,737)
Other, net	(293)	—

NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	(13,207)	30,529

FINANCING ACTIVITIES
Net change in non-manufacturer floorplan notes payable	45,179	33,664
Short-term advances related to customer contracts in transit, net	(104)	1,329
Proceeds from long-term debt borrowings	6,441	20,570
Principal payments on long-term debt	(7,318)	(11,734)
Other	137	43

NET CASH PROVIDED BY FINANCING ACTIVITIES	44,335	43,872

NET CHANGE IN CASH AND CASH EQUIVALENTS	(10,183)	41,329

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	76,185	41,047

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$66,002	$82,376

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended October 31,
	2010	2009
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period
Income taxes, net of refunds	$3,388	$5,710

Interest	$6,965	$3,763

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchased with long-term debt	$2,504	$1,772

Net transfer of equipment from (to) fixed assets to (from) inventories	$(2,357)	$7,684

Net transfer of financing from (to) long-term debt to (from) floorplan notes payable	$(1,625)	$3,180

Acquisition of equipment dealership assets in exchange for cash and assumption of liabilities including purchase accounting adjustments on prior acquisitions
Receivables	$—	$(239)
Inventories	(2,000)	(6,391)
Deferred income taxes, net	—	133
Property and equipment	(231)	(851)
Goodwill	(1,485)	(1,215)
Accounts payable, customer deposits and accrued expenses	17	146
Floorplan notes payable	819	2,443
Income taxes payable	—	(127)
Long-term debt	—	1,867

Non-cash consideration: other long-term liabilities	457	497
Cash paid for dealerships, net of cash purchased and adjustments on prior acquisitions	$(2,423)	$(3,737)

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 -       BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended October 31, 2010 are not necessarily indicative of the results that may be expected for the year ending January 31, 2011. The information contained in the balance sheet as of January 31, 2010 was derived from the audited financial statements for Titan Machinery Inc. (the “Company”) for the year then ended. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended January 31, 2010 as filed with the SEC.

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

Fair Value of Financial Instruments

The carrying amount of cash, receivables, payables, short-term debt and other current liabilities approximates fair value because of the short maturity and/or frequent repricing of those instruments. Based upon current borrowing rates with similar maturities, the carrying value of the long-term debt approximates the fair value as of October 31, 2010 and January 31, 2010.

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

As part of the Company’s Construction business action plan, in April 2010, the Company decided to close its Construction store in Columbia Falls, Montana. The primary exit costs relate to estimated lease termination costs of $306,000 and employee termination costs of $27,000. These exit costs are included in operating expenses on the consolidated statements of operations for the nine months ended October 31, 2010. The Company transferred the majority of the assets and related floorplan notes payable and long-term debt to other stores. A reconciliation of the beginning and ending liability balance follows:

(in thousands)
Balance at January 31, 2010	$—
Exit costs incurred and charged to expense	333
Exit costs paid	(93)
Balance at October 31, 2010	$240

Recent Accounting Guidance

In July 2010, the FASB issued authoritative guidance on financing receivables and the allowance for credit losses, codified in ASC 310, Receivables. This guidance amends the current disclosure requirements to provide a greater level of disaggregated information about the credit quality of an entity’s financing receivables and its allowance for credit losses. The guidance also requires an entity to disclose credit quality indicators, past due information, and modifications of its financing receivables. The guidance is effective for interim and annual reporting periods ending after December 15, 2010. The Company is in the process of determining the impact that this guidance will have on the Company’s consolidated financial statements.

Earnings Per Share

The following table sets forth the denominator for the computation of basic and diluted earnings per share:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)

Basic weighted-average shares outstanding	17,661	17,604	17,638	17,586
Plus: Incremental shares from assumed conversions
Restricted Stock	197	161	184	132
Warrants	53	62	57	74
Stock Options	250	186	221	166
Diluted weighted-average shares outstanding	18,161	18,013	18,100	17,958

There were 139,000 and 149,000 stock options outstanding as of October 31, 2010 and 2009, respectively, that were not included in the computation of diluted earnings per share because they were anti-dilutive.

NOTE 2 -       INVENTORIES

	October 31,	January 31,
	2010	2010
	(in thousands)
New equipment	$237,681	$174,193
Used equipment	141,665	127,884
Parts and attachments	44,650	42,611
Work in process	4,834	2,892

	$428,830	$347,580

In addition to the above amounts, the Company has estimated that a portion of its parts inventory will not be sold in the next year. Accordingly, these balances have been classified as noncurrent assets.

NOTE 3 -       LINES OF CREDIT / FLOORPLAN NOTES PAYABLE

Senior Secured Credit Facility — Operating and Floorplan Lines of Credit

On October 31, 2010, the Company entered into a Senior Secured Credit Facility (“Credit Agreement”) with a group of banks led by Wells Fargo Bank, National Association (“Wells Fargo Bank Syndicate”). The Credit Agreement provides for a $175.0 million wholesale floorplan line of credit (“Floorplan Line”) and a $50.0 million working capital line of credit (“Working Capital Line”) which expires October 31, 2014. The Credit Agreement has a variable interest rate on outstanding balances of LIBOR plus an applicable margin of 1.5% to 2.0% per annum, depending upon the Company’s consolidated leverage ratio, has a 0.2% to 0.4% non-usage fee on the average monthly unused amount and requires monthly payments of accrued interest. The Credit Agreement is secured by all assets of the Company and contains certain financial covenants which impose a minimum level of fixed charge coverage ratio and a maximum level of debt to tangible net worth ratio and include annual thresholds for acquisitions and capital expenditures. This agreement became effective on November 2, 2010.

The Floorplan Line will be used to finance equipment inventory purchases. Amounts outstanding will be recorded as floorplan notes payable, within current liabilities on the consolidated balance sheets as the Company intends to repay amounts borrowed within one year.

The Working Capital Line will be used to finance working capital requirements of the Company and will replace the Company’s previous $25.0 million operating line and Term Loan (as defined below) with Bremer Bank and certain notes payable to CNH Capital America LLC (“CNH Capital”) for rental fleet equipment. Amounts outstanding will be recorded as long-term debt, within long-term liabilities on the consolidated balance sheets as the Company does not have the intention or obligation to repay amounts borrowed within one year.

Operating Line of Credit

Prior to November 2010, the Company was party to a Loan Agreement (the “Loan Agreement”) with Bremer Bank National Association (“Bremer Bank”) dated July 15, 2009, as amended on July 13, 2010, which provided for a $25.0 million revolving operating line of credit (“Revolving Loan”) and a $12.9 million term loan (“Term Loan”). The Loan Agreement was terminated in November 2010 and replaced with the aforementioned Working Capital Line. The Revolving Loan was used to fund short term working capital requirements of the Company. The Revolving Loan had a variable interest rate of 0.25% per annum below a Bremer Bank reference rate (subject to a minimum interest rate floor of 4.5%) on outstanding balances, had a 0.5% non-usage fee on the average monthly unused amount, required monthly payments of accrued interest, and had a maturity date of July 12, 2011. Advances under the Loan Agreement were secured by substantially all of the Company’s assets. See details of the Term Loan in the long-term debt schedule in the Company’s Form 10-K for the fiscal year ended January 31, 2010 as filed with the SEC.

The Company had no amount outstanding on the Revolving Loan at October 31, 2010. The Loan Agreement contains certain financial covenants which impose minimum levels of current ratio, debt service coverage, and inventory turnover ratio and a maximum level of debt to tangible net worth ratio. As of October 31, 2010, the Company was in compliance with all of these financial covenants.

Floorplan Lines of Credit

As of October 31, 2010, the Company had discretionary floorplan lines of credit for equipment purchases totaling approximately $475.0 million with various lending institutions, including a $300.0 million Wholesale Floorplan Credit Facility with CNH Capital and $75.0 million credit facility with GE Commercial Distribution Finance Corporation (“GE”). The available borrowings under the CNH Capital credit facility are reduced by outstanding floorplan notes payable, rental fleet financing and other acquisition-related financing arrangements with CNH Capital. During fiscal 2010, interest rates for new borrowings under the CNH Capital floorplan line of credit ranged from the prime rate plus 0.3% to the prime rate plus 6% per annum, subject to any interest-free periods offered by CNH Capital. Beginning in February 2010, interest rates are equal to the prime rate plus 4% on new borrowings, subject to any interest-free periods offered by CNH Capital. The CNH Capital credit facility automatically renews on August 31 of each year through August 31, 2012, unless earlier terminated by either party. Under covenants of the CNH Capital credit facility, the Company has agreed, among other things, to maintain various financial ratio levels and to submit certain financial information. It also contains various restrictive covenants that require prior consent of CNH Capital if the Company desires to engage in any acquisition of, consolidation or merger with any other business entity in which the Company is not the surviving company; create subsidiaries; move any collateral outside of the U.S.; or sell, rent, lease or otherwise dispose or transfer any of the collateral, other than in the ordinary course of business. CNH Capital’s consent is also required for the acquisition of any CNH dealership. In addition, the CNH Capital credit facility restricts the Company’s ability to incur any liens upon any substantial part of its assets.

The GE credit facility was terminated in November 2010 and was replaced with the aforementioned Floorplan Line. The GE credit facility had been used to purchase new and used inventory from vendors approved by GE, or to finance or refinance new or used inventory. The interest rate on borrowings under the GE floorplan line of credit was equal to the three-month LIBOR rate plus 4.95%. The GE credit facility allowed for termination by either party on 60 days notice. Under covenants of the GE credit facility, the Company had agreed, among other things, to maintain various financial ratio levels and to submit certain financial information. It also contained various restrictive covenants regarding related party transactions outside of the ordinary course of business and required GE’s prior consent if the Company desired to engage in any acquisition meeting certain financial thresholds; made any investments outside of the ordinary course of business; or had a change in control, as defined by the agreement.

Floorplan notes payable relating to these credit facilities totaled approximately $305.4 million of the total floorplan notes payable balance of $322.3 million outstanding as of October 31, 2010 and $245.3 million of the total floorplan notes payable balance of $249.9 million outstanding as of January 31, 2010. As of October 31, 2010, the Company had approximately $155.2 million in available borrowings remaining under these lines of credit. These floorplan notes carried various interest rates primarily ranging from 3.25 to 7.25% as of October 31, 2010, subject to interest-free periods offered by CNH Capital, and are secured by the related inventory. Repayment terms vary by individual notes, but generally payments are made from sales proceeds or rental revenue from the related inventories. As of October 31, 2010, the Company was in compliance with all floorplan financial covenants. Due to changes in November 2010 resulting from entering into the new Credit Agreement, the Company had discretionary floorplan lines of credit for equipment purchases totaling approximately $550.0 million with various lending institutions, including a $300.0 million line with CNH Capital and $175.0 million Floorplan Line with the Wells Fargo Bank Syndicate.

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

During the nine months ended October 31, 2010 adjustments were recorded for additional consideration of $1,384,000 earned and paid under agreements disclosed in the Company’s Form 10-K for the fiscal year ended January 31, 2010 as filed with the SEC. This additional consideration resulted in a net increase in goodwill of $1,384,000.

The results of operations have been included in the Company’s consolidated results of operations since the date of the business combination. The fair value of assets acquired and liabilities assumed in the above business combinations and adjustments on prior acquisitions are presented in the following table:

October 31,
2010
(in thousands)
Cash	$1
Inventories	2,000
Property and equipment	231
Goodwill	1,485

$3,717

Floorplan notes payable	$819
Customer deposits	17

$836

Cash consideration	2,424
Non-cash consideration: other long-term liabilities	457
Total consideration	$2,881

Goodwill related to the Agriculture operating segment	$1,485
Goodwill related to the Construction operating segment	$—

Goodwill of $1,485,000 recorded in the acquisition transactions during the nine months ended October 31, 2010 is expected to be deductible for tax purposes.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Revenues
Agriculture	$282,365	$205,635	$645,269	$524,330
Construction	39,827	29,276	108,140	84,425
Segment revenues	322,192	234,911	753,409	608,755
Eliminations	(10,885)	(7,893)	(26,979)	(22,244)
Total	$311,307	$227,018	$726,430	$586,511

Income (Loss) Before Income Taxes
Agriculture	$14,420	$12,224	$25,458	$27,942
Construction	(169)	(1,816)	(2,936)	(4,551)
Segment income (loss) before income taxes	14,251	10,408	22,522	23,391
Shared Resources	(1,343)	(749)	(1,977)	(1,971)
Eliminations	(104)	60	(498)	(447)
Income before income taxes	$12,804	$9,719	$20,047	$20,973

	October 31,	January 31,
	2010	2010
	(in thousands)
Total Assets
Agriculture	$454,068	$350,086
Construction	97,164	87,910
Segment assets	551,232	437,996
Shared Resources	59,442	77,631
Eliminations	(1,314)	(815)
Total	$609,360	$514,812

NOTE 6 -       SUBSEQUENT EVENTS

On December 6, 2010, the Company entered into a Purchase Agreement to acquire certain assets of Fairbanks International, Inc. (“Fairbanks”), Fairbanks’s wholly-owned subsidiary, Fairbanks Leasing, Inc., and an affiliated entity of Fairbanks, GuideNet Systems, LLC. The acquisition consists of six agricultural equipment stores in Grand Island, Kearney, Lexington, Holdrege, Hastings, and North Platte, Nebraska and expands the Company’s agricultural presence in the Midwest. We expect the closing date to be on or around December 31, 2010.

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

Overview

We own and operate a network of full service agricultural and construction equipment stores in the United States. Based upon information provided to us by CNH Global N.V. or its U.S. subsidiary CNH America LLC, collectively referred to as CNH, we are the world’s largest retail dealer of Case IH Agriculture equipment and a major retail dealer of New Holland Agriculture, Case Construction and New Holland Construction equipment in the U.S. We have two primary business segments, Agriculture and Construction, within each of which we sell and rent new and used equipment, sell parts, and service the equipment in the markets surrounding our stores.

Our net income was $7.7 million, or $0.42 per diluted share, for the three months ended October 31, 2010, compared to $5.7 million, or $0.32 per diluted share, for the three months ended October 31, 2009. Significant factors impacting the quarterly comparisons were:

•                  Increase in revenue primarily due to same-store sales growth in both our Agriculture and Construction segments caused by projected increased farm cash receipts, favorable harvest conditions and crop yield reports across our Agriculture footprint and execution of our fiscal 2011 Construction business plan (described in Segment Results), and Agriculture acquisitions;

•                  Decrease in equipment gross profit margins compared to our third quarter of last year, which primarily resulted from market pricing pressure and timing of a manufacturer incentive program; and

•                  Decrease in operating expenses as a percentage of revenue primarily due to improved fixed operating cost leverage resulting from higher revenues.

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

	Three Months Ended October 31,			Nine Months Ended October 31,
			Percent			Percent
	2010	2009	Change	2010	2009	Change
	(dollars in thousands)			(dollars in thousands)
Equipment
Revenue	$241,096	$173,367	39.1%	$544,587	$439,374	23.9%
Cost of revenue	221,163	155,653	42.1%	496,306	393,405	26.2%
Gross profit	$19,933	$17,714	12.5%	$48,281	$45,969	5.0%
Gross profit margin	8.3%	10.2%	(1.9)%	8.9%	10.5%	(1.6)%

Parts
Revenue	$42,028	$32,961	27.5%	$111,038	$91,813	20.9%
Cost of revenue	29,296	22,291	31.4%	78,666	63,767	23.4%
Gross profit	$12,732	$10,670	19.3%	$32,372	$28,046	15.4%
Gross profit margin	30.3%	32.4%	(2.1)%	29.2%	30.5%	(1.3)%

Service
Revenue	$20,832	$15,854	31.4%	$54,885	$44,036	24.6%
Cost of revenue	7,435	5,658	31.4%	20,376	15,844	28.6%
Gross profit	$13,397	$10,196	31.4%	$34,509	$28,192	22.4%
Gross profit margin	64.3%	64.3%	0.0%	62.9%	64.0%	(1.1)%

Other, including trucking and rental
Revenue	$7,351	$4,836	52.0%	$15,920	$11,288	41.0%
Cost of revenue	5,435	3,833	41.8%	12,613	9,388	34.4%
Gross profit	$1,916	$1,003	91.0%	$3,307	$1,900	74.1%
Gross profit margin	26.1%	20.7%	5.4%	20.8%	16.8%	4.0%

The following table sets forth our statements of operations data expressed as a percentage for each of our four sources of revenue for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009

Revenue
Equipment	77.4%	76.4%	75.0%	74.9%
Parts	13.5%	14.5%	15.3%	15.7%
Service	6.7%	7.0%	7.5%	7.5%
Other, including trucking and rental	2.4%	2.1%	2.2%	1.9%
Total revenue	100.0%	100.0%	100.0%	100.0%

Total cost of revenue	84.6%	82.6%	83.7%	82.2%

Gross profit	15.4%	17.4%	16.3%	17.8%

Operating expenses	10.5%	12.2%	12.6%	13.5%

Income from operations	4.9%	5.2%	3.7%	4.3%

Other income (expense)	(0.8)%	(0.9)%	(0.9)%	(0.7)%

Income before income taxes	4.1%	4.3%	2.8%	3.6%

Provision for income taxes	(1.6)%	(1.8)%	(1.2)%	(1.5)%

Net income	2.5%	2.5%	1.6%	2.1%

Three Months Ended October 31, 2010 Compared to Three Months Ended October 31, 2009

Consolidated Results

Revenue

	Three months ended October 31,			Percent
	2010	2009	Increase	Change
	(dollars in thousands)
Equipment	$241,096	$173,367	$67,729	39.1%
Parts	42,028	32,961	9,067	27.5%
Service	20,832	15,854	4,978	31.4%
Other, including trucking and rental	7,351	4,836	2,515	52.0%

Total Revenue	$311,307	$227,018	$84,289	37.1%

The increase in revenue for the three months ended October 31, 2010, as compared to the same period last year, was due to acquisitions contributing $16.7 million and same-store sales growth contributing $67.6 million, representing a same-store sales growth of 29.8% over the prior year quarter. The revenue growth from acquisitions occurred in our Agriculture segment while both of our Agriculture and Construction segments contributed to the same-store sales growth.

Cost of Revenue

	Three months ended October 31,			Percent
	2010	2009	Increase	Change
	(dollars in thousands)
Equipment	$221,163	$155,653	$65,510	42.1%
Parts	29,296	22,291	7,005	31.4%
Service	7,435	5,658	1,777	31.4%
Other, including trucking and rental	5,435	3,833	1,602	41.8%

Total cost of revenue	$263,329	$187,435	$75,894	40.5%

The increase in cost of revenue for the three months ended October 31, 2010, as compared to the same period last year, was due to increased sales primarily in our equipment business. Acquisitions contributed $14.4 million of the increase in total cost of revenue, while same-store sales growth contributed $61.5 million of the increase. As a percentage of revenue, cost of revenue was 84.6% compared to 82.6% for the third quarter of fiscal 2010.

Gross Profit

	Three months ended October 31,		Increase/	Percent
	2010	2009	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$19,933	$17,714	$2,219	12.5%
Parts	12,732	10,670	2,062	19.3%
Service	13,397	10,196	3,201	31.4%
Other, including trucking and rental	1,916	1,003	913	91.0%

Total Gross Profit	$47,978	$39,583	$8,395	21.2%

Gross Profit Margin
Equipment	8.3%	10.2%	(1.9)%	(18.6)%
Parts	30.3%	32.4%	(2.1)%	(6.5)%
Service	64.3%	64.3%	0.0%	0.0%
Other, including trucking and rental	26.1%	20.7%	5.4%	26.1%

Total Gross Profit Margin	15.4%	17.4%	(2.0)%	(11.5)%

Gross Profit Mix
Equipment	77.4%	76.4%	1.0%	1.3%
Parts	13.5%	14.5%	(1.0)%	(6.9)%
Service	6.7%	7.0%	(0.3)%	(4.3)%
Other, including trucking and rental	2.4%	2.1%	0.3%	14.3%

Total Gross Profit Mix	100.0%	100.0%	0.0%	0.0%

The $8.4 million increase in gross profit for the three months ended October 31, 2010, as compared to the same period last year, was primarily due to increased revenue. Acquisitions contributed $2.4 million to the increase in gross profit for the three months ended October 31, 2010, while same-store gross profits increased $6.0 million. Offsetting the positive effect to gross profits of higher revenue were lower margins primarily in the equipment (down 1.9% to 8.3%) and parts (down 2.1% to 30.3%) areas of our business. The equipment margin compression is due to market pricing pressure and the timing of a manufacturer incentive program which was recognized in the third quarter of fiscal 2010 but not recognized in the third quarter of fiscal 2011. We anticipate the equipment margin compression to moderate in the last quarter of the year as a result of increased equipment demand and tightening in the supply of the equipment to be sold, and timing of annual manufacturer performance incentive programs. The decrease in parts margins was primarily due to a parts incentive program recognized in the third quarter of last year that did not recur in the third quarter of fiscal 2011. Although our parts margins were down we experienced a revenue increase of 27.5% in our parts area resulting in a positive gross profit contribution from parts of $2.1 million over the prior year quarter.

Total gross profit margins were down 2.0% to 15.4% in the third quarter of fiscal 2011, compared to 17.4% in the third quarter of fiscal 2010. The decrease in total gross profit margins was primarily due to the lower equipment and parts margins discussed above.

Operating Expenses

	Three months ended October 31,			Percent
	2010	2009	Increase	Change
	(dollars in thousands)
Operating Expenses	$32,849	$27,792	$5,057	18.2%

The $5.1 million increase in operating expenses, as compared to the same period last year, was primarily due to the additional costs associated with acquisitions such as compensation, rent and depreciation. As a percentage of total revenue, operating expenses decreased to 10.5% for the third quarter of fiscal 2011 compared to 12.2% for the third quarter of fiscal 2010 due to improved fixed operating cost leverage resulting from higher revenues.

Other Income (Expense)

	Three months ended October 31,		Increase/	Percent
	2010	2009	(Decrease)	Change
	(dollars in thousands)
Interest and other income	$207	$180	$27	15.0%
Floorplan interest expense	(2,138)	(1,798)	340	18.9%
Interest expense	(394)	(454)	(60)	(13.2)%

Floorplan interest expense increased $0.3 million for the three months ended October 31, 2010, as compared to the same period in the prior year. Increases in floorplan notes payable balances, offset by reductions in interest rates, accounted for this increase, as compared to the prior year quarter. We anticipate our floorplan interest expense to decrease in the fourth quarter of fiscal 2011 as a result of lower rates associated with the new Credit Agreement entered into on October 31, 2010.

Provision for Income Taxes

	Three months ended October 31,			Percent
	2010	2009	Increase	Change
	(dollars in thousands)
Provision for income taxes	$5,098	$3,986	$1,112	27.9%

Our effective tax rate decreased to 39.8% for the three months ended October 31, 2010, as compared to 41.0% for the three months ended October 31, 2009. The decrease in effective tax rate compared to the prior year quarter primarily reflects permanent differences between financial and income tax reporting, such as stock-based compensation.

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

	Three months ended October 31,		Increase/	Percent
	2010	2009	(Decrease)	Change
	(dollars in thousands)
Revenues
Agriculture	$282,365	$205,635	$76,730	37.3%
Construction	39,827	29,276	10,551	36.0%
Segment revenues	322,192	234,911	87,281	37.2%
Eliminations	(10,885)	(7,893)	(2,992)	(37.9)%
Total	$311,307	$227,018	$84,289	37.1%

Income (Loss) Before Income Taxes
Agriculture	$14,420	$12,224	$2,196	18.0%
Construction	(169)	(1,816)	1,647	90.7%
Segment income before income taxes	14,251	10,408	3,843	36.9%
Shared Resources	(1,343)	(749)	(594)	(79.3)%
Eliminations	(104)	60	(164)	(273.3)%
Income before income taxes	$12,804	$9,719	$3,085	31.7%

Agriculture

Agriculture revenues for the three months ended October 31, 2010 increased 37.3% compared to the same period last year. The revenue increase was primarily due to an Agriculture same-store sales increase of 29.5% over the third quarter of fiscal 2010, as well as Agriculture segment acquisitions and new store opening occurring over the past year, which consisted of nine stores. The same-store sales growth was primarily caused by projected increased farm cash receipts, favorable harvest conditions and crop yield reports across our footprint.

Income before income taxes increased 18.0% primarily due to increased revenues, offset by lower Agriculture gross profit margins on equipment revenues and higher floorplan interest expense compared to the same period last year. The decreased gross profit margins is reflective of increased market pricing pressures and a manufacturer incentive program recognized in the third quarter of last year but was not recognized in the third quarter of fiscal 2011. Floorplan interest expense increased due to increased floorplan notes payable balances in the third quarter of fiscal 2011 compared to the same period last year. We anticipate our floorplan interest expense to decrease in the fourth quarter of fiscal 2011 as a result of lower rates associated with the new Credit Agreement entered into on October 31, 2010. We also expect equipment gross profit margins to improve in the fourth quarter of fiscal 2011 due to increased equipment demand and tightening in the supply of the equipment to be sold, and timing of annual manufacturer performance incentive programs.

Construction

Construction revenues for the three months ended October 31, 2010 increased 36.0% compared to the same period last year. The revenue increase was primarily due to a Construction same-store sales increase of 32.5% over the third quarter of fiscal 2010 due to the execution of our fiscal 2011 Construction business action plan in fiscal 2011, which included right-sizing our rental fleet, changing key Construction personnel and implementing the Titan strong-store operating model into the Construction stores acquired in fiscal 2009.

Loss before income taxes decreased 90.7% primarily due to higher Construction segment gross profits resulting from increased revenues, offset by lower Construction gross profit margins on equipment revenues in the third quarter of fiscal 2011 compared to the same period last year. Also contributing to the loss was an additional $121,000 in exit costs related to the closing of our store in Columbia Falls, Montana. We anticipate our floorplan interest expense to decrease in the fourth quarter of fiscal 2011 as a result of lower rates associated with the new Credit Agreement entered into on October 31, 2010.

Shared Resources/Eliminations

Shared Resources allocations to each of our segments are set early in the year and therefore unallocated balances may occur. The Shared Resource loss amount increased $0.6 million in the third quarter of fiscal 2011 compared to the same period in the prior year.

Eliminations remove any inter-company revenues or income before income taxes residing in our segment results.

Nine Months Ended October 31, 2010 Compared to Nine Months Ended October 31, 2009

Consolidated Results

Revenue

	Nine Months Ended October 31,			Percent
	2010	2009	Increase	Change
	(dollars in thousands)
Equipment	$544,587	$439,374	$105,213	23.9%
Parts	111,038	91,813	19,225	20.9%
Service	54,885	44,036	10,849	24.6%
Other, including trucking and rental	15,920	11,288	4,632	41.0%

Total Revenue	$726,430	$586,511	$139,919	23.9%

The increase in revenue for the nine months ended October 31, 2010, as compared to the same period last year, was due to acquisitions contributing $46.9 million and same-store sales growth contributing $93.0 million, representing same-store sales growth of 16.2% over the prior year nine months. This revenue growth was achieved in both our Agriculture and Construction segments.

Cost of Revenue

	Nine Months Ended October 31,			Percent
	2010	2009	Increase	Change
	(dollars in thousands)
Equipment	$496,306	$393,405	$102,901	26.2%
Parts	78,666	63,767	14,899	23.4%
Service	20,376	15,844	4,532	28.6%
Other, including trucking and rental	12,613	9,388	3,225	34.4%

Total cost of revenue	$607,961	$482,404	$125,557	26.0%

The increase in cost of revenue for the nine months ended October 31, 2010, as compared to the same period last year, was primarily due to increased revenue. Acquisitions contributed $39.6 million of the increase in total cost of revenue, while same-store sales growth contributed $86.0 million of the increase. As a percentage of revenue, cost of revenue was 83.7% compared to 82.2% for the first nine months of fiscal 2010.

Gross Profit

	Nine Months Ended October 31,		Increase/	Percent
	2010	2009	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$48,281	$45,969	$2,312	5.0%
Parts	32,372	28,046	4,326	15.4%
Service	34,509	28,192	6,317	22.4%
Other, including trucking and rental	3,307	1,900	1,407	74.1%

Total Gross Profit	$118,469	$104,107	$14,362	13.8%

Gross Profit Margin
Equipment	8.9%	10.5%	(1.6)%	(15.2)%
Parts	29.2%	30.5%	(1.3)%	(4.3)%
Service	62.9%	64.0%	(1.1)%	(1.7)%
Other, including trucking and rental	20.8%	16.8%	4.0%	23.8%

Total Gross Profit Margin	16.3%	17.8%	(1.5)%	(8.4)%

Gross Profit Mix
Equipment	75.0%	74.9%	0.1%	0.1%
Parts	15.3%	15.7%	(0.4)%	(2.5)%
Service	7.5%	7.5%	0.0%	0.0%
Other, including trucking and rental	2.2%	1.9%	0.3%	15.8%

Total Gross Profit Mix	100.0%	100.0%	0.0%	0.0%

The $14.4 million increase in gross profit for the nine months ended October 31, 2010, as compared to the same period last year, was primarily due to increased revenue. Acquisitions contributed $7.3 million to the increase in gross profit for the nine months ended October 31, 2010, while increases in same-store gross profits contributed the remaining $7.1 million. Offsetting the positive effect to gross profits of higher revenue were lower margins primarily on equipment, which decreased 1.6% from 10.5% to 8.9% in the nine months ended October 31, 2010 as compared to the prior nine-month period. The equipment margin compression is due to market pricing pressure and the timing of a manufacturer incentive program which was recognized in the nine months ended October 31, 2009 but was not recognized in the comparable period in fiscal 2011. We anticipate the equipment margin compression to moderate in the last quarter of the year as a result of increased equipment demand and tightening in the supply of the equipment to be sold, and timing of annual manufacturer performance incentive programs. Parts margins were down 1.3% to 29.2% due to a parts incentive program recognized in the third quarter of last year that did not recur in the third quarter of fiscal 2011. Service margins were down 1.1% to 62.9%; however, we are still realizing increased same-store gross profits in both of these areas. The decrease in equipment and parts margins were the primary factors in total gross profit margins decreasing to 16.3% for the nine months ended October 31, 2010 from 17.8% in the prior year nine month period.

Operating Expenses

	Nine Months Ended October 31,			Percent
	2010	2009	Increase	Change
	(dollars in thousands)
Operating Expenses	$91,857	$79,159	$12,698	16.0%

The $12.7 million increase in operating expenses for the first nine months of fiscal 2011, as compared to the same period last year, was primarily due to the additional costs associated with acquisitions such as compensation, rent and depreciation. As a percentage of total revenue, operating expenses decreased to 12.6% for the first nine months of fiscal 2011 compared to 13.5% for the first nine months of fiscal 2010 due to improved fixed operating cost leverage resulting from higher revenues.

Other Income (Expense)

	Nine Months Ended October 31,		Increase/	Percent
	2010	2009	(Decrease)	Change
	(dollars in thousands)
Interest and other income	$414	$531	$(117)	(22.0)%
Floorplan interest expense	(5,850)	(3,461)	2,389	69.0%
Interest expense	(1,129)	(1,045)	84	8.0%

Floorplan interest expense increased $2.4 million for the nine months ended October 31, 2010, as compared to the same period in the prior year. Increases in floorplan notes payable balances accounted for 90% of this increase while higher interest rates generated the remaining 10% increase, as compared to the prior year nine months. We anticipate our floorplan interest expense to decrease in the fourth quarter of fiscal 2011 as a result of lower rates associated with the new Credit Agreement entered into on October 31, 2010.

Provision for Income Taxes

	Nine Months Ended October 31,			Percent
	2010	2009	Decrease	Change
	(dollars in thousands)
Provision for income taxes	$8,068	$8,599	$(531)	(6.2)%

Our effective tax rate decreased to 40.2% for the nine months ended October 31, 2010, as compared to 41.0% for the nine months ended October 31, 2009. The decrease in effective tax rate compared to the prior year nine months primarily reflects permanent differences between financial and income tax reporting, such as stock-based compensation.

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

	Nine Months Ended October 31,		Increase/	Percent
	2010	2009	(Decrease)	Change
	(dollars in thousands)
Revenues
Agriculture	$645,269	$524,330	$120,939	23.1%
Construction	108,140	84,425	23,715	28.1%
Segment revenues	753,409	608,755	144,654	23.8%
Eliminations	(26,979)	(22,244)	(4,735)	(21.3)%
Total	$726,430	$586,511	$139,919	23.9%

Income (Loss) Before Income Taxes
Agriculture	$25,458	$27,942	$(2,484)	(8.9)%
Construction	(2,936)	(4,551)	1,615	35.5%
Segment income (loss) before income taxes	22,522	23,391	(869)	(3.7)%
Shared Resources	(1,977)	(1,971)	(6)	(0.3)%
Eliminations	(498)	(447)	(51)	(11.4)%
Income before income taxes	$20,047	$20,973	$(926)	(4.4)%

Agriculture

Agriculture revenues for the nine months ended October 31, 2010 increased 23.1% compared to the same period last year. The revenue increase was primarily due to acquisitions and an Agriculture same-store sales increase of 15.5% over the nine months ended October 31, 2009. The same-store sales growth was primarily caused by projected increased farm cash receipts, favorable harvest conditions and crop yield reports across our footprint.

Income before income tax decreased 8.9% primarily due to lower Agriculture gross profit margins on equipment revenues and higher floorplan interest expense compared to the same period last year. The decreased gross profit margins on equipment is reflective of increased market pricing pressures and the timing of a manufacturer incentive program which was recognized in the nine months ended October 31, 2009 but not recognized in the comparable period of fiscal 2011. Floorplan interest expense increased due to increased floorplan notes payable balances and increased interest rates for the nine months ended October 31, 2010 compared to the same period last year. We anticipate our floorplan interest expense to decrease in the fourth quarter of fiscal 2011 as a result of lower rates associated with the new Credit Agreement entered into on October 31, 2010. We also expect equipment gross profit margins to improve in the fourth quarter of fiscal 2011 due to increased equipment demand and tightening in the supply of the equipment to be sold, and timing of annual manufacturer performance incentive programs.

Construction

Construction revenues for the nine months ended October 31, 2010 increased 28.1% compared to the same period last year. The revenue increase was primarily due to acquisitions and a Construction same-store sales increase of 20.6% over the nine months ended October 31, 2009 resulting from the execution of our fiscal 2011 Construction business action plan, which included right-sizing our rental fleet, changing key Construction personnel and implementing the Titan strong-store operating model in the Construction stores acquired in fiscal 2009.

Loss before income taxes decreased 35.5% primarily due to higher Construction segment gross profits resulting from increased revenues, offset by lower Construction gross profit margins on equipment revenues and higher floorplan interest expense resulting from increased floorplan notes payable balances and increased interest rates in the nine months ended October 31, 2010 compared to the same period last year. Also contributing to the loss was $333,000 in exit costs related to the closing of our store in Columbia Falls, Montana. We anticipate our floorplan interest expense to decrease in the fourth quarter of fiscal 2011 as a result of lower rates associated with the new Credit Agreement entered into on October 31, 2010.

Shared Resources/Eliminations

Shared Resources allocations to each of our segments are set early in the year and therefore unallocated balances may occur. The Shared Resource amount in the first nine months of fiscal 2011 was consistent with the same period in the prior year.

Eliminations remove any inter-company revenues or income before income taxes residing in our segment results.

Liquidity and Capital Resources

Cash Flow from Operating Activities

For the nine months ended October 31, 2010, our cash flow used for operating activities was $41.3 million. Our cash flow used for operations was primarily the result of an increase in net cash used for inventories of $57.1 million and a net increase in receivables, prepaid expenses and other assets of $12.6 million. This amount was offset primarily by our reported net income of $12.0 million, an add-back of non-cash depreciation and amortization of $6.4 million, an increase in income taxes payable of $4.7 million and an increase in manufacturer floorplan notes payable of $2.9 million. The increase in inventories primarily reflects new equipment purchases to support future sales. We expect our inventory levels, exclusive of inventories acquired through fourth quarter business combinations, to decrease from current levels by the end of the fiscal year because of anticipated strong equipment sales in the fourth quarter of our fiscal year due to projected strong farm cash receipts and execution of our fiscal 2011 Construction business action plan.

For the nine months ended October 31, 2009, our cash flow used for operating activities was $33.1 million. Our cash flow used for operations was primarily the result of an increase in inventories of $50.0 million and a net decrease in accounts payable, customer deposits, accrued expenses and other long-term liabilities of $6.8 million. This amount was principally offset by our reported net income of $12.4 million, an increase in floorplan notes payable of $5.1 million and an add-back of non-cash depreciation and amortization of $5.9 million. The increase in inventories reflected historical stocking levels to support future sales.

We evaluate our cash flow from operating activities net of all floorplan activity and short-term advances related to customer contracts in transit. Taking these adjustments into account, our non-GAAP cash flow provided by operating activities as of October 31, 2010 was $3.8 million. For a reconciliation of this non-GAAP financial measure, please see the Non-GAAP Cash Flow Reconciliation section below.

Cash Flow from Investing Activities

For the nine months ended October 31, 2010, cash used for investing activities was $13.2 million. Our cash flow used for investing activities primarily consisted of purchases of property and equipment of $11.2 million and the purchases of equipment dealerships (net of cash purchased) of $2.4 million.

For the nine months ended October 31, 2009, cash provided by investing activities was $30.5 million. Our cash provided by investing activities primarily consisted of the sale of U.S. treasury bills of $45.0 million, offset by purchases of property and equipment for $11.1 million, and purchases of equipment dealerships of $3.7 million.

Cash Flow from Financing Activities

For the nine months ended October 31, 2010, cash provided by financing activities was $44.3 million. Cash provided by financing activities was primarily the result of an increase in non-manufacturer floorplan notes payable of $45.2 million, offset by principal payments on long-term debt exceeding proceeds from long-term debt borrowings by $0.9 million.

For the nine months ended October 31, 2009, cash provided by financing activities was $43.9 million. Cash provided by financing activities was primarily the result of an increase in non-manufacturer floorplan payable of $33.7 million and proceeds from long-term debt and short term advances exceeding principal payments on long-term debt by $10.2 million.

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

The following table reconciles net cash provided by (used for) operating activities, a GAAP measure, to non-GAAP cash flow provided by (used for) operating activities for the nine months ended October 31, 2010 and 2009 and net cash provided by (used for) financing activities, a GAAP measure, to non-GAAP cash flow provided by (used for) financing activities for the nine months ended October 31, 2010 and 2009:

		Adjustment	Adjustment	Non-GAAP
	As Reported	(1)	(2)	Measures
	(in thousands)
Nine months ended October 31, 2010
Net cash provided by (used for) operating activities	$(41,311)	$45,179	$(104)	$3,764
Net cash provided by (used for) financing activities	44,335	(45,179)	104	(740)

Nine months ended October 31, 2009
Net cash provided by (used for) operating activities	$(33,072)	$33,664	$1,329	$1,921
Net cash provided by (used for) financing activities	43,872	(33,664)	(1,329)	8,879

(1) - Net change in non-manufacturer floorplan notes payable

(2) - Net change in short-term advances related to customer contracts in transit

Non-GAAP cash flow provided by (used for) operating activities should be evaluated in addition to, and not considered a substitute for, or superior to, other GAAP measures such as net cash provided by (used for) operating activities.

Sources of Liquidity

Our primary sources of liquidity are cash reserves, cash flow from operations, proceeds from the issuance of debt and borrowings under our credit facilities. On October 31, 2010, we entered into a Credit Agreement with a group of banks led by Wells Fargo Bank, National Association. The Credit Agreement provides for a $175.0 million Floorplan Line and a $50.0 million Working Capital Line which expires October 31, 2014. The Credit Agreement has a variable interest rate on outstanding balances of LIBOR plus an applicable margin of 1.5% to 2.0% per annum, depending upon our consolidated leverage ratio, has a 0.2% to 0.4% non-usage fee on the average monthly unused amount and requires monthly payments of accrued interest. The Credit Agreement is secured by all assets of the Company and contains certain financial covenants which impose a minimum level of fixed charge coverage ratio and a maximum level of debt to tangible net worth ratio and include annual thresholds for acquisitions and capital expenditures. This agreement became effective on November 2, 2010.

The Floorplan Line will be used to finance equipment inventory purchases. Amounts outstanding will be recorded as floorplan notes payable, within current liabilities on the consolidated balance sheets as the Company intends to repay amounts borrowed within one year. The Working Capital Line will be used to finance our working capital requirements and financing of long-term debt related to fixed assets. For more information on our credit facilities, please see Note 3 to the consolidated financial statements in this Quarterly Report on Form 10-Q. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources.

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

Forward-looking statements include all statements based on future expectations and specifically include, among other things, all statements relating to our expectations regarding the timing and closing of the Fairbanks business combination, our equipment gross profit margins, equipment margin compression, floorplan interest expense, inventory levels, primary liquidity sources and adequacy of our capital resources, as well as our intentions regarding uses and repayment relating to the Floorplan Line and Working Capital Line under our Senior Secured Credit Facility. Any statements that are not based upon historical facts, including the outcome of events that have not yet occurred and our expectations for future performance, are forward-looking statements. The words “potential,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” “plan,” “anticipate,” and similar words and expressions are intended to identify forward-looking statements. Such statements are based upon the current beliefs and expectations of our management. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, the ability to meet closing conditions of the Fairbanks business combination, inaccuracies in our assumptions regarding gross margins, margin compression, inventory levels and floorplan interest expense, unanticipated changes in our working capital needs, adverse market conditions in the agricultural and construction equipment industries, the continuation of unfavorable conditions in the credit markets and those matters identified and discussed in our Annual Report on Form 10-K under the section titled “Risk Factors.”

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

Based upon balances and interest rates as of October 31, 2010, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $1.5 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $1.5 million. At October 31, 2010, we had variable rate floorplan notes payable of $322.3 million, of which approximately $133.5 million was interest-bearing, variable notes payable and long-term debt of $13.9 million, and fixed rate notes payable and long-term debt of $18.3 million.

Our policy is not to enter into derivatives or other financial instruments for trading or speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

(a)                                  Evaluation of disclosure controls and procedures. After evaluating the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this quarterly report, our Chief Executive Officer and Chief Financial Officer with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective.

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

ITEM 2.                                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                                                     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                                     (REMOVED AND RESERVED)

None.

ITEM 5.                                                     OTHER INFORMATION

On October 1, 2010, the Company entered into amended and restated employment agreements with its Chief Executive Officer, David J. Meyer, and President and Chief Financial Officer, Peter J. Christianson (each, an “Officer”). Under the terms of each agreement, each Officer will receive a base salary of $275,000 per year, which may be adjusted upward, but not downward, from time to time at the discretion of the Company’s compensation committee. Each Officer also receives an incentive bonus award opportunity of 0% to 200% of base salary, pursuant to terms and conditions established by the compensation committee and based upon a target of 100% of base salary. Each Officer is also entitled to receive a restricted stock award each fiscal year, the share amount of which is determined by dividing the Officer’s base salary by the closing price of the Company’s stock on the date of grant. The risks of forfeiture on such restricted stock awards lapse three years following the date of grant. Each Officer is also eligible to participate in the Company’s employee benefit plans. The term of each Officer’s employment agreement is October 1, 2010 to September 30, 2013, which end date is automatically extended by one year on each anniversary of the effective date, October 1, 2010. The employment agreements for Mr. Meyer and Mr. Christianson are attached as exhibits 10.1 and 10.2, respectively, to this Quarterly Report.

ITEM 6.                                                     EXHIBITS

Exhibits - See “Exhibit Index” on page following signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 9, 2010
TITAN MACHINERY INC.

	By	/s/ Peter J. Christianson
Peter J. Christianson
President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

TITAN MACHINERY INC.

FORM 10-Q

Exhibit No.	Description
*10.1	Amended and Restated Employment Agreement dated October 1, 2010 by and between the Company and David J. Meyer

*10.2	Amended and Restated Employment Agreement dated October 1, 2010 by and between the Company and Peter J. Christianson

*10.3	Credit Agreement dated as of October 31, 2010 by and among the Company, Wells Fargo Bank, National Association, and the Financial Institutions Party Thereto

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith