Form 10-K
period 2011-01-31
Titan Machinery Inc.
filed 2011-04-18
CIK 1409171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 31, 2011

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

Title of each class: Common Stock, $0.00001 Par Value

Name of each exchange on which registered: The NASDAQ Global Select Market

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

         The aggregate market value of our common stock held by non-affiliates as of July 31, 2010 was approximately $187.1 million (based on the last sale price of $14.27 per share on such date as reported on The NASDAQ Global Select Market).

         The number of shares outstanding of the registrant's common stock as of March 31, 2011 was 17,922,193 shares.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for the registrant's 2011 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report.

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

  •
  new and used equipment sales;

  •
  parts sales;

  •
  repair and maintenance services; and

  •
  equipment rental and other activities.

        The new equipment and parts we sell are supplied primarily by CNH. CNH is a leading manufacturer and supplier of agricultural and construction equipment, primarily through the Case IH Agriculture, New Holland Agriculture, Case Construction and New Holland Construction brands. We acquire used equipment for resale through trade-ins from our customers and selective purchases. We also sell parts and provide in-store and on-site repair and maintenance services. We also rent equipment and provide other ancillary services such as equipment transportation, Global Positioning System ("GPS") signal subscriptions and finance and insurance products.

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

        Throughout our 31-year operating history we have built an extensive, geographically contiguous network of 81 stores, including two outlet stores. Our agricultural equipment stores are located in highly productive farming regions, including the Red River valley in eastern North Dakota and northwestern Minnesota, the western portions of the corn belt in Iowa, eastern South Dakota and southern Minnesota, and along the Interstate-80 corridor in Nebraska, which sits on top of the Ogallala Aquifer. Our construction equipment stores are located in North Dakota, South Dakota, Iowa, Montana, Wyoming, eastern Nebraska and western Minnesota.

        Our executives have extensive industry experience. David Meyer, our Chairman and Chief Executive Officer, founded our company in 1980. In 2002, we acquired two stores owned by C.I. Farm Power, Inc., a business owned by our President and Chief Operating Officer, Peter Christianson, which he co-founded in 1988. Based on our collective industry experience, we developed the Titan Operating Model, which combines management accountability and decision-making at the store level with centralized, back-office support. In addition, our executives work closely with our store managers to develop the managers' industry knowledge and ensure these managers achieve operational excellence in line with our management philosophy.

        We have a history of successful growth through acquisitions. Since January 1, 2003, we have completed 34 acquisitions consisting of 75 stores operating in seven states, including 19 acquisitions consisting of 44 stores completed since our initial public offering on December 11, 2007. We have a well-established track record of successfully integrating acquired stores through the Titan Operating Model, retaining acquired-store employees and maintaining acquired-store customer relationships. We expect that acquisitions will continue to be an important component of our consolidated and segment growth.

Industry Overview

Agricultural Equipment Industry

        Agricultural equipment is purchased primarily for the production of food, fiber, feed grain and renewable energy. It is also purchased for home and garden applications and maintenance of commercial, residential and government properties. Deere & Company, CNH and AGCO Corporation are the largest global manufacturers and supply a full line of equipment and parts that address the primary machinery requirements of farmers. For the most recent fiscal year-ends for which information is currently available, revenue from agriculture operations was $19.9 billion for Deere & Company, $11.5 billion for CNH and $6.9 billion for AGCO. In addition to the major manufacturers, several short-line manufacturers produce specialized equipment that addresses regional and niche requirements of farmers. Agricultural equipment manufacturers typically grant dealers in the U.S. authorized store locations, not exclusive territories, to distribute their products.

        We believe there are many factors that influence demand for agricultural equipment, parts and repair and maintenance services, including commodity prices, interest rates, general economic conditions and weather. Conditions can fluctuate drastically in a short time period, creating volatility in demand, especially for equipment, in a given year. Government subsidies also influence demand for agricultural equipment. Legislation, most notably the U.S. Farm Bill and the Farm Security and Rural Investment Act of 2002, attempts to stabilize the agriculture industry through U.S. Department of Agriculture ("USDA") subsidies. USDA subsidies include (i) commodity programs consisting of direct, counter-cyclical and price support payments to farmers; (ii) conservation programs; and (iii) disaster relief programs. We believe USDA subsidies reduce financial volatility and help ensure that farmers operate their farms and equipment during economic down cycles, thus stabilizing demand for equipment, replacement parts and repair and maintenance services.

Construction Equipment Industry

        Construction equipment is purchased primarily for commercial, residential and infrastructure construction, as well as for demolition, maintenance, mining, energy production and forestry operations. The market for construction equipment is larger than the market for agricultural equipment and is segmented across multiple categories including earth moving, lifting, light industrial, asphalt and paving, and concrete and aggregate equipment. We believe Caterpillar Inc., Komatsu Ltd., Deere & Company, CNH and Ingersoll-Rand Co. Ltd. are the largest global manufacturers of construction equipment. These companies generated revenue from their construction operations of $39.9 billion for Caterpillar Inc., $15.4 billion for Komatsu Ltd., $3.7 billion for Deere & Company, and $2.9 billion for CNH for the most recent fiscal year-ends for which information is currently available. As in the agricultural equipment market, distribution of construction equipment in the U.S. is executed primarily by manufacturer authorized dealers; however, manufacturers' dealership agreements in the construction industry typically assign exclusive distribution territories.

        Construction machinery is generally divided into heavy and light subgroups. Heavy machinery includes large wheel loaders, large tracked excavators, cranes, crawler dozers, motor graders and articulated haul trucks. Light machinery includes backhoe landscape tractors, forklifts, compact excavators and skid steers. Heavy machinery is generally purchased by construction companies, municipalities, local governments, rental fleet owners, quarrying and mining companies, waste management companies and forestry-related organizations. Typically, light machinery is purchased by contractors, rental fleet owners, landscapers, logistics companies, farmers and recreational users. Although demand for construction equipment is affected by weather and seasonal factors, it is usually less susceptible to seasonal changes than the agricultural equipment industry.

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

Strong Stores

        Each of our stores is run by a store manager who is reviewed and compensated based on the store's achievement of revenue, profitability, market share and balance sheet objectives. Also, each store is typically staffed by a parts manager, a service manager and field marketers, all of whom report directly to the store manager. Under our operating model, decision-making for customer-related issues is decentralized, with each store manager responsible for matters such as the type of equipment to stock, equipment pricing, customer credit approvals, staffing levels and customer satisfaction. This operating model enables each store manager to concentrate on customers' equipment, parts and service needs, while our shared resources group manages the administrative functions of the store. We believe customers in our industry view store managers and sales and service personnel as important partners in operating their businesses. Therefore, we believe developing and supporting strong store managers enables us to grow same-store sales through fostering new relationships and further developing existing relationships with our customers. In addition, we believe that choosing to centralize customer-related decision making at the corporate level risks undermining the partnership many customers seek to build with their dealer.

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

Management Development and Succession Planning

        Our executives work closely with our regional and store managers and mid-level corporate managers to ensure the managers benefit from our executives' industry knowledge and execute operational excellence in line with our management philosophy. We also conduct formal meetings on a monthly basis with our store managers and regional managers to assess operational and financial objectives, develop near-term strategies and share best practices across the organization. We believe the relationships between our executives, regional managers, store managers and mid-level corporate managers will sustain our financial success through continued implementation of our effective operating model, by providing a strong pool of capable successors to our current team of executives, regional managers and store managers. Further, we seek to staff our stores with entrepreneurial individuals trained, including through our programs, and motivated to progress to higher level management positions. In addition, we sponsor programs with several technical colleges and community colleges that offer scholarships to students who will ultimately work for us in various capacities empowered with the basic knowledge and tools to succeed.

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

Superior Customer Service to Attract and Retain Customers

        We believe our ability to respond quickly to our customers' demands is a key to profitable growth. Our executives are committed to maintaining a customer-focused culture. We spend significant time and resources training our employees to effectively service our customers in each of our local markets, which we believe will increase our revenue. Our training program involves active participation in all manufacturer-sponsored training programs and the use of industry experts as consultants for customized training programs and a training team to assist in the integration of newly-acquired operations. We also partner with several technical colleges to sponsor students that we plan to ultimately employ. In particular, the following capabilities enable us to better service our customers:

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

Diverse and Stable Customer Base to Avoid Market Volatility

        We believe our large and diverse customer base limits our exposure to risks associated with customer concentration and fluctuations in local market conditions. We have long and stable relationships with many of our customers. During fiscal 2011, we conducted business with approximately 64,000 customers, none of whom accounted for more than 1.0% of our total revenue. Our top ten customers combined represented approximately 3.9% of our total revenue.

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

Experienced Management Team to Implement our Growth Strategy

        Our executive team is led by David Meyer, our Chairman and Chief Executive Officer, and Peter Christianson, our President and Chief Operating Officer, who have approximately 36 and 32 years, respectively, of industry experience. Our regional managers, store managers and field marketers also have extensive knowledge and experience in our industry. In addition, we compensate, develop and review our regional managers and store managers based on an approach that aligns their incentives with the goals and objectives of our company, including achievement of revenue, profitability, market share and balance sheet objectives. We believe the strength of our management team will help our success in the marketplace.

Growth Strategy

        We pursue the following growth strategies:

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

Make Selective Acquisitions

        The agricultural and construction equipment industries are fragmented and consist of many relatively small, independent businesses servicing discrete local markets. We believe a favorable climate for dealership consolidation exists due to several factors, including the competitiveness of our industry, growing dealer capitalization requirements and lack of succession alternatives. We intend to continue to evaluate and pursue acquisitions with the objectives of entering new markets, consolidating distribution within our established network and strengthening our competitive position.

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

        We believe that we are effectively able to identify attractive acquisition candidates due to our leadership position in the industry, our track record of completing and integrating acquisitions, and our contacts in and knowledge of our industry and geographic region. We regularly assess the acquisition landscape, evaluating potential acquisition candidates in terms of their availability and desirability to our long-term growth strategy. In addition, we believe acquisition economics in our industry have been and will continue to be conducive to executing our long-term growth strategy. Typically, we acquire only the fixed assets, working capital and selected inventory we believe are necessary to run an efficient store based on the Titan Operating Model and assume only the liabilities related to financing the inventory and working capital acquired, although we sometimes acquire all the stock of a company. We, therefore, typically calculate our net purchase price of an acquisition as the value paid for the assets acquired less the amount of any liabilities assumed. Upon completion of an acquisition we seek to re-finance the inventory acquired according to the parts and floorplan financing parameters of the Titan Operating Model. We believe our management team's experience in evaluating potential acquisition candidates helps them determine whether a particular dealership can be successfully integrated into our existing operations and enables them to structure mutually beneficial purchase terms.

        The consent of CNH is required to acquire any CNH dealership, and the consent of the group of banks led by Wells Fargo Bank, National Association (the "Wells Fargo Bank Syndicate") is required for the acquisition of dealerships meeting certain thresholds or other criteria defined in our Senior Secured Credit Facility (the "Credit Agreement").

        The table below summarizes our acquisition of 34 dealers, totaling 75 stores, since January 1, 2003. Certain stores (designated with an *) are included in the Agriculture segment but also sell some construction equipment. See Item 2 for a listing of our current store locations.

Agriculture Segment

Acquired Dealer	Location of Stores
Titan Machinery, LLC January 2003	Watertown, South Dakota Wahpeton, North Dakota Casselton, North Dakota Fargo, North Dakota
Consolidated Ag Service, Inc. February 2004	Graceville, Minnesota Marshall, Minnesota* Pipestone, Minnesota
Smith International, Inc. March 2005	Waverly, Iowa
H.C. Clark Implement Co., Inc. May 2005	Aberdeen, South Dakota*
Vern Anderson, Inc. November 2005	Anthon, Iowa Cherokee, Iowa Kingsley, Iowa Le Mars, Iowa
Walterman Implement, Inc. November 2005	Dike, Iowa
Farm Power, Inc. of Minnesota and related entities March 2006	Elbow Lake, Minnesota Fergus Falls, Minnesota
Richland County Implement, Inc. February 2007	Wahpeton, North Dakota
Aberdeen Equipment Co., Huron Equipment Co. and Redfield Equipment Co. April 2007	Aberdeen, South Dakota* Huron, South Dakota Redfield, South Dakota
Red Power International, Inc. August 2007	Ada, Minnesota Crookston, Minnesota*
Twin City Implement, Inc. November 2007	Mandan, North Dakota*
Reiten & Young International, Inc. December 2007	Grand Forks, North Dakota*
Avoca Operations, Inc. and Greenfield Operations, Inc. January 2008	Avoca, Iowa Greenfield, Iowa
Ceres Equipment Inc. February 2008	Roseau, Minnesota
Quad County Implement, Inc. May 2008	Blairstown, Iowa

Acquired Dealer	Location of Stores
Wolf's Farm Equipment, Inc. September 2008	Kintyre, North Dakota
Pioneer Garage, Inc. October 2008	Pierre, South Dakota Highmore, South Dakota Miller, South Dakota
Anderson Power and Equipment, Inc. December 2008	Thief River Falls, Minnesota
Winger Implement, Inc. May 2009	Winger, Minnesota
Arthur Mercantile Company May 2009	Arthur, North Dakota
Valley Equipment, Inc. June 2009	Mayville, North Dakota
Lickness Bros. Implement Co. August 2009	Britton, South Dakota
Oskaloosa Implement Co. November 2009	Pella, Iowa Oskaloosa, Iowa
Valley Farm Equipment, Inc. November 2009	Milbank, South Dakota
Hubbard Implement, Inc. June 2010	Iowa Falls, Iowa
Fairbanks International Inc. December 2010	Grand Island, Nebraska Kearney, Nebraska Lexington, Nebraska Holdrege, Nebraska Hastings, Nebraska North Platte, Nebraska
Tri-State Implement, Inc. February 2011	Sioux Falls, South Dakota
Schoffman's, Inc. March 2011	Redwood Falls, Minnesota

Construction Segment

Acquired Dealer	Location of Stores
Krider Equipment Co., Inc. January 2003	Fargo, North Dakota Bismarck, North Dakota
Fargo Tractor & Equipment, Inc. January 2003	West Fargo, North Dakota
Piorier Equipment Company, Inc. and related entities June 2006	Sioux City, Iowa Marshall, Minnesota Rapid City, South Dakota Sioux Falls, South Dakota
Mid-Land Equipment Company, L.C. May 2008	Des Moines, Iowa Davenport, Iowa Clear Lake, Iowa Cedar Rapids, Iowa Omaha, Nebraska Lincoln, Nebraska
Western Plains Machinery Co. and WP Rentals LLC December 2008	Billings, Montana (2 stores) Belgrade, Montana Great Falls, Montana Missoula, Montana Columbia Falls, Montana Cheyenne, Wyoming Casper, Wyoming Gillette, Wyoming
ABC Rental & Equipment Sales April 2011	Williston, North Dakota Bozeman, Montana Missoula, Montana Big Sky, Montana

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

Suppliers

CNH—Case IH Agriculture, Case Construction, New Holland Agriculture and New Holland Construction

        We have a longstanding relationship with CNH and, according to CNH, are the world's largest retail dealer of Case IH Agriculture equipment. We have been an authorized dealer of Case agricultural equipment since our inception in 1980 and added the other CNH brands as Case grew, acquired other brands and merged with New Holland in 1999 to form CNH. CNH supplied, through CNH America LLC, CNH's U.S. manufacturing entity, approximately 82.5% of the new agricultural equipment and 71.3% of the new construction equipment we sold in fiscal 2011.

        CNH is a global leader in the agricultural and construction equipment industries based on the number of units sold. In 2010, CNH had $15.6 billion in worldwide revenue, with agricultural equipment accounting for approximately 74% and construction equipment accounting for approximately 19% of CNH's total revenue. In addition, CNH provides financing and insurance products and services to its end-user customers and authorized dealers through its CNH Capital America LLC ("CNH Capital") business unit. CNH is a publicly-traded company and a majority-owned subsidiary of Fiat Industrial S.p.A.

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

        We have entered into separate dealership agreements with certain CNH entities to sell the Case IH Agriculture, New Holland Agriculture, Case Construction and New Holland Construction brands. These dealer agreements authorize us to sell CNH equipment and parts and entitle us to use CNH trademarks and trade names, with certain restrictions. The CNH entities have the right to terminate their dealer agreements with us immediately in certain circumstances, including if a person acquires 20% or more of our common stock without CNH's consent, and, in some cases, for any reason 90 days following written notice. The dealership agreements and industry practices generally provide that payment on equipment and parts purchased from CNH entities is due within 30 days and is typically subject to floorplan financing as discussed below. With respect to sales of equipment, payments from customers, which are typically financed by a third party, are due upon sale. Payments from customers for parts and services are due within 30 days. CNH makes available to us any floorplans, parts return programs, sales or incentive programs or similar plans or programs it offers to other dealers, and provides us with promotional items and marketing materials.

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

Other Suppliers

        In addition to products supplied by CNH, we sell a variety of new equipment, parts and attachments from other manufacturers. These products tend to address specialized niche markets and complement the CNH products we sell by filling gaps in the CNH line of products. We believe our offering of products for specialized niche markets supports our goal of being a one-stop solution for equipment needs at each of our stores. Approximately 18.6% of our total new equipment sales in fiscal 2011 resulted from sales of products manufactured by companies other than CNH, with our single largest manufacturer other than CNH representing less than 3.1% of our total new equipment sales. The terms of our arrangements with these other suppliers vary, but most of the dealership agreements contain termination provisions allowing the supplier to terminate the agreement after a specified notice period, which is typically 30 days. Payment and financing practices with these other suppliers are similar to those practices described above with respect to CNH entities.

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

Equipment Sales

        We sell new agricultural and construction equipment manufactured under the CNH family of brands as well as equipment from a variety of other manufacturers. The used equipment we sell is from inventory acquired through trade-ins from our customers and selective purchases. The agricultural equipment we sell and service includes application equipment and sprayers, combines and attachments, hay and forage equipment, planting and seeding equipment, precision farming technology, tillage equipment, and tractors. The construction equipment we sell and service includes articulated trucks, compact track loaders, compaction equipment, cranes, crawler dozers, excavators, forklifts, loader/backhoes, loader/tool carriers, motor graders, skid steer loaders, telehandlers and wheel loaders. We sell new and used equipment through our professional, in-house retail sales force, which is organized by geography and operating segment. We also sell used equipment through our outlet stores. We believe this organizational structure improves the effectiveness of our sales force, better serves our customers and helps us negotiate advantageous trade-in purchase terms. Equipment sales generate cross-selling opportunities for us by populating our markets with equipment we repair and maintain and for which we sell parts. For the year ended January 31, 2011, equipment revenue was $855.4 million, representing 78.2% of total revenue for the period.

Parts Sales

        We sell a broad range of maintenance and replacement parts on equipment that we sell, as well as other types of equipment. We maintain an extensive in-house parts inventory to provide timely parts and repair and maintenance support to our customers. We generally are able to acquire out-of-stock parts directly from manufacturers within two business days. Our parts sales provide us with a relatively stable revenue stream that is less sensitive to economic cycles than our equipment sales and rental operations. For the year ended January 31, 2011, parts revenue was $141.0 million, representing 12.9% of total revenue for the period.

Repair and Maintenance Services

        We provide repair and maintenance services, including warranty repairs, for our customers' equipment. Each of our stores includes service bays staffed by trained service technicians. Our technicians are also available to make on-site repairs. In addition, we provide proactive and comprehensive customer service by maintaining service histories for each piece of equipment owned by our customers, maintaining 24/7 service hours in times of peak service usage, providing on-site repair services, scheduling off-season maintenance activities with customers, notifying customers of periodic service requirements and providing training programs to customers to educate them as to standard maintenance requirements. At the time equipment is purchased, we also offer customers the option of purchasing extended warranty protection provided by our suppliers. Our after-market services have historically provided us with a high-margin, relatively stable source of revenue through changing economic cycles. For the year ended January 31, 2011, service revenue was $74.5 million, representing 6.7% of total revenue for the period.

Equipment Rental and Other Business Activities

        We rent equipment to our customers on a short-term basis for periods ranging from a few days to a few months. We actively manage the size, quality, age and composition of our rental fleet and use our information technology systems to closely monitor and analyze customer demand and rate trends. We maintain the quality of our fleet through our on-site parts and services support and dispose of rental equipment through our retail sales force. Our rental business creates cross-selling opportunities for us in equipment sales. In addition, we provide ancillary equipment support activities such as equipment transportation, GPS signal subscriptions in connection with precision farming and reselling CNH Capital finance and insurance products. For the year ended January 31, 2011, other revenue was $23.6 million, representing 2.2% of total revenue for the period.

Customers

        We serve over 49,000 Agriculture customers in the U.S., primarily in North Dakota, South Dakota, Minnesota, Iowa and Nebraska. Our customers vary from small, single machine owners to large farming operations. In fiscal 2011, no single customer accounted for more than 1.0% of our Agriculture revenue and our top ten customers combined accounted for approximately 4.4% of our total Agriculture revenue.

        We serve over 15,000 Construction customers in the U.S., primarily in North Dakota, South Dakota, Minnesota, Iowa, Nebraska, Wyoming and Montana. Our customers include a wide range of construction contractors, public utilities, municipalities and maintenance contractors. They vary from small, single machine owners to large contracting firms that operate under sophisticated capital equipment and maintenance budgets. In fiscal 2011, no single customer accounted for more than 1.0% of our Construction revenue and our top ten customers combined accounted for approximately 5.3% of our total Construction revenue.

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

Other Financing

        We have a Credit Agreement with the Wells Fargo Bank Syndicate, which includes a $175.0 million wholesale floorplan line of credit to finance equipment inventory purchases.

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

        The number of agricultural and construction equipment dealers operating on a regional scale is limited and we are one of the principal regional-scale agricultural and construction equipment dealers in the U.S. The primary regional-scale equipment dealers with whom we compete include RDO Equipment Co., Butler Machinery, Ziegler Inc. and Brandt Holdings Co. RDO Equipment Co. is a John Deere agricultural and construction equipment dealer with 59 locations in nine states, including North Dakota, South Dakota, Minnesota and Montana. Butler Machinery is a Caterpillar construction and agriculture equipment dealer with 12 locations in North Dakota and South Dakota. Ziegler Inc. is a Caterpillar construction and agriculture equipment dealer with 20 locations in three states, including Minnesota and Iowa. Brandt Holdings owns John Deere, Vermeer and Bobcat construction and agricultural equipment dealers with 32 locations in 11 states including Iowa, Minnesota, Nebraska, North Dakota, and South Dakota.

Information Technology Systems

        We currently use an integrated management reporting system developed and supported by Dealer Information Systems Corporation to manage our operating information. We are in the process of implementing a new enterprise resource planning ("ERP") system that will replace our current management reporting system. Our information system enables us to closely monitor our performance and actively manage our business on a consolidated and segment basis and includes features that were enhanced to support the Titan Operating Model, including detailed store-based financial reporting, inventory management and customer relationship management.

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

Corporate Information

        We were incorporated as a North Dakota corporation in 1980 and reincorporated in Delaware in December 2007 prior to our initial public offering. Our executive offices are located at 644 East Beaton Drive, West Fargo, ND 58078-2648. Our telephone number is (701) 356-0130. We maintain a web site at www.titanmachinery.com.

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

Product Warranties

        Product warranties for new equipment and parts are provided by our suppliers. The term and scope of these warranties vary greatly by supplier and by product. At the time equipment is purchased, we also offer customers the option of purchasing extended warranty protection provided by our suppliers. Suppliers pay us for repairs we perform to equipment under warranty. We generally sell used equipment "as is" and without manufacturer's warranty, although manufacturers sometimes provide limited warranties if the supplier's original warranty is transferable and has not expired. Typically, we provide no additional warranties on used equipment.

Seasonality

        Our quarterly operating results are subject to fluctuation due to varying weather patterns, which may impact the timing and amount of equipment purchases, rentals, and after-sales parts and service purchases by our Agriculture and Construction customers.

Employees

        As of April 1, 2011, we employed 1,596 full-time and 278 part-time employees. None of our employees is covered by a collective bargaining agreement. We believe our relations with our employees are good.

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

        We are an authorized dealer of CNH agricultural and construction equipment and parts. In fiscal 2011, CNH supplied approximately 82.5% of the new agricultural equipment and 71.3% of the new construction equipment we sold and represented a significant portion of our parts revenue. Our acquisition strategy contemplates the acquisition of additional CNH geographic areas of responsibility and store locations in both the Agricultural and Construction equipment segments. We depend on CNH Capital for floorplan financing to purchase a substantial portion of our inventory. In addition, CNH Capital provides a significant percentage of the financing used by our customers to purchase CNH equipment from us. CNH also provides incentive programs and discount programs from time to time that enable us to price our products more competitively. In addition, CNH conducts promotional and marketing activities on national, regional and local levels. Due to our substantial dependence on CNH, our success depends, in significant part, on (i) the overall reputation and success of CNH; (ii) the availability and terms of floorplan financing and customer financing from CNH Capital; (iii) the incentive and discount programs provided by CNH and its promotional and marketing efforts for its agricultural and construction products; (iv) the goodwill associated with CNH trademarks; (v) the introduction of new and innovative products by CNH; (vi) the manufacture and delivery of competitively-priced, high quality equipment and parts by CNH in quantities sufficient to meet our customers' requirements on a timely basis; (vii) the quality, consistency and management of the overall CNH dealership system; and (viii) the ability of CNH to manage its risks and costs, including those associated with being a multinational company. If CNH does not provide, maintain or improve any of the foregoing, or if CNH were sold or reduced or ceased operations, there could be a material adverse effect on our financial condition and results of operations.

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

        We operate our stores pursuant to CNH's customary dealership agreements. These agreements impose a number of restrictions and obligations on us with respect to our operations, including our obligations to actively promote the sale of CNH equipment within our designated geographic areas of responsibility, fulfill the warranty obligations of CNH, provide services to our customers, maintain sufficient parts inventory to service the needs of our customers, maintain inventory in proportion to the sales potential in each sales and service geographic area of responsibility, maintain adequate working capital and maintain stores only in authorized locations. Prior consent of CNH is required for the acquisition by another party of 20% or more of our outstanding stock and for our acquisition of other CNH dealerships; otherwise, CNH may terminate our dealership agreements. There can be no assurance that CNH will give its consent. The restrictions and obligations in our CNH dealership agreements limit our flexibility in operating our current stores and acquiring new stores, which could have an adverse effect on our operations and growth. Furthermore, the requirement that CNH consent to the acquisition by any party of 20% or more of our outstanding stock may have the effect of discouraging transactions involving a change in our control, including transactions that stockholders might deem to be in their best interests.

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

        We believe a significant portion of our future growth will depend on our ability to acquire additional dealerships. Our ability to continue to grow through the acquisition of additional CNH geographic areas of responsibility and store locations or other businesses will be dependent upon the availability of suitable acquisition candidates at acceptable costs, our ability to compete effectively for available acquisition candidates and the availability of capital to complete the acquisitions. We may not successfully identify suitable targets, or if we do, we may not be able to close the transactions, or if we close the transactions, they may not be profitable. In addition, CNH's consent is required for the acquisition of any CNH dealership, and the consent of the Wells Fargo Bank Syndicate is required for the acquisition of dealerships meeting certain thresholds or other criteria defined in the Senior Secured Credit Facility. CNH typically evaluates management, performance and capitalization of a prospective acquirer in determining whether to consent to the sale of a CNH dealership. There can be no assurance that CNH or the Wells Fargo Bank Syndicate will consent to any or all acquisitions of dealerships that we may propose.

Our potential inability to successfully integrate newly-acquired dealerships may adversely affect our financial results.

        Once an acquisition is completed, we face many other risks commonly encountered with growth through acquisitions. These risks include incurring significantly higher than anticipated capital expenditures and operating expenses; failing to assimilate the operations and personnel of the acquired dealerships; disrupting our ongoing business; dissipating our management resources; failing to maintain uniform standards, controls and policies; and impairing relationships with employees and customers as a result of changes in management. Fully integrating an acquired dealership into our operations and realization of the full benefit of our strategies, operating model and systems may take several years. We may not be successful in overcoming these risks or any other problems encountered with such acquisitions. To the extent we do not successfully avoid or overcome the risks or problems related to acquisitions, our results of operations and financial condition could be adversely affected. Future acquisitions also will have a significant impact on our financial position and capital needs, and could cause substantial fluctuations in our quarterly and yearly results of operations. Acquisitions could include significant goodwill and intangible assets, which may result in future impairment charges that would reduce our stated earnings.

        We have grown significantly through acquisitions in recent years and expect to continue to grow through acquisitions. Management has expended, and expects to continue to expend, significant time and effort in evaluating, completing and integrating acquisitions and opening new stores. Our systems, procedures and controls may not be adequate to support our expanding operations. Any future growth will also impose significant added responsibilities on our executives, including the need to identify, recruit and integrate new senior level managers and executives. We may not be able to identify and retain such additional management. If we are unable to manage growth efficiently and effectively, or are unable to attract and retain additional qualified management, there could be a material adverse effect on our financial condition and results of operations.

We lease many of our dealership sites from related parties, and if we are unable to obtain commercially reasonable terms and conditions from these related parties or unrelated third parties in the future, our growth and financial condition may be adversely affected.

        We lease 43 of our 81 dealership sites from entities affiliated with David Meyer, our Chairman and Chief Executive Officer, Tony Christianson, one of our directors, Peter Christianson, our President and Chief Operating Officer, or James L. Williams, one of our directors. We expect that we may lease future dealership sites we acquire from parties related to our affiliates. There is no guarantee that related parties will offer us commercially reasonable terms and conditions or that unrelated third parties will provide alternate dealership sites on commercially reasonable terms and conditions. If we cannot obtain commercially reasonable terms and conditions on leases for our current or future dealership sites from entities related to Messrs. Meyer, Tony Christianson, Peter Christianson or Williams, or from unrelated third parties, our growth and financial condition may be adversely affected.

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

        General economic conditions in markets in which we do business can impact the demand for our construction equipment. The construction industry in our geographical areas has experienced a prolonged economic down cycle as a result of the macroeconomic environment, which negatively impacts sales of light construction equipment. Decreased demand for our products can have a negative impact on our financial performance and cash flow. Our business and earnings are impacted by the changes in the construction industry. The ability of consumers to obtain mortgages for the purchase of newly constructed homes or commercial properties impacts the overall demand for new home construction. The uncertainties created by recent events in the sub-prime mortgage market and their impact on the overall mortgage market, including the tightening of credit standards, could adversely affect the ability of consumers to obtain financing, thus reducing demand for new construction and in turn reducing our customers' demand for our construction equipment. Reduced demand for our construction equipment could negatively affect our financial performance and cash flow.

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

We are substantially dependent on our Chief Executive Officer and President/Chief Operating Officer, the loss of either of whom could have a material adverse effect on our business.

        We believe our success will depend to a significant extent upon the efforts and abilities of David Meyer, our Chairman and Chief Executive Officer, and Peter Christianson, our President and Chief Operating Officer. The employment relationships with both Mr. Meyer and Mr. Christianson are terminable by us or each of them at any time for any reason. The loss of the services of one or both of these persons and other key employees could have a material adverse effect on our operating results.

Selling agricultural and construction equipment and parts subjects us to product liability risks that could adversely affect our financial condition and reputation.

        Products sold or serviced by us may expose us to potential liabilities for personal injury or property damage claims relating to the use of such products. Our product liability insurance may not be adequate to cover product liability claims. Such insurance may not continue to be available on economically reasonable terms. An uninsured or partially insured claim for which indemnification is not provided could have a material adverse effect on our financial condition. Furthermore, if any significant claims are made against us or against CNH or any of our other suppliers, our business may be adversely affected by any resulting negative publicity.

Being a public company has substantially increased our legal and financial compliance costs, which could harm our business, financial condition and results of operations.

        Compliance with publicly-traded company regulations adversely impacts our resources. As a publicly-traded company, we are subject to rules and regulations that increase our legal and financial compliance costs, make some activities more time-consuming and costly, and divert our management's attention away from the operation of our business. These rules and regulations may make it more difficult and more expensive for us to maintain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, we may experience more difficulty attracting and retaining qualified individuals to serve on our board of directors or as executive officers. We cannot predict or estimate the amount of additional costs we may incur as a result of these requirements or the timing of these costs. The costs of being a publicly-traded company and the attendant diversion of management's time and attention may have a material adverse effect on our business, financial condition and results of operations.

Our internal control over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to its effectiveness, which could have a significant and adverse effect on our business and reputation.

        We are required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and rules and regulations of the SEC thereunder. If we fail to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. We cannot be certain as to the timing of completion of our evaluation, testing and any remedial actions or their impact on our operations. If we are not able to comply with the requirements of Section 404, our independent registered public accounting firm may not be able to certify as to the effectiveness of our internal control over financial reporting, we may be unable to report our financial results accurately or in a timely manner and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In fiscal 2010, we began implementing a new ERP system. Unforeseen problems with or any difficulties encountered integrating the new ERP system could result in internal control deficiencies.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

Equipment Stores

        We currently operate 81 agricultural and construction equipment stores, including two outlet stores in the following locations. Certain stores (those designated with an *) are included in the Agriculture segment but also sell some construction equipment.

Agriculture Segment

North Dakota (14 stores)		Iowa (14 stores, including 1 outlet)
Arthur	Lidgerwood	Anthon	Grundy Center
Casselton	Lisbon	Avoca	Iowa Falls
Grand Forks*	Mandan*	Blairstown	Kingsley
Jamestown	Mayville	Center Point*	Le Mars
Kintyre	Wahpeton (2 stores)	Cherokee	Oskaloosa
Kulm	Wishek	Cherokee (outlet)	Pella
Lamoure		Greenfield	Waverly

Minnesota (14 stores, including 1 outlet)		South Dakota (11 stores)
Ada	Moorhead	Aberdeen (2 stores)*	Miller
Albert Lea	Moorhead (outlet)	Britton	Pierre
Crookston*	Pipestone	Highmore	Sioux Falls
Elbow Lake	Redwood Falls	Huron	Redfield
Fergus Falls	Roseau	Milbank	Watertown
Graceville	Thief River Falls
Marshall*	Winger

Nebraska (6 stores)
Grand Island	Kearney
Hastings	Lexington
Holdrege	North Platte

Construction Segment

North Dakota (5 stores)		Iowa (4 stores)
Bismarck	Minot	Clear Lake	Des Moines
Fargo (2 stores)	Williston	Davenport	Sioux City

Nebraska (2 stores)		South Dakota (2 stores)
Lincoln	Omaha	Rapid City	Sioux Falls

Montana (6 stores)		Wyoming (3 stores)
Big Sky	Great Falls	Casper	Gillette
Billings (2 stores)	Missoula	Cheyenne
Bozeman

        Our stores are generally located in rural areas on property zoned for commercial use. The stores typically range from 5,000 square feet with three acres of land to 40,000 square feet with 14 acres of land. We fully utilize the leased space for each of our stores and believe the respective square footage and related acreage is adequate to meet our current and anticipated needs.

Store Lease Arrangements

        As of January 31, 2011, we leased real estate for 43 of our stores from entities affiliated with David Meyer, our Chairman and Chief Executive Officer, Tony Christianson, one of our directors, Peter Christianson, our President and Chief Operating Officer or James L. Williams, one of our directors. Of these 43 stores, we leased 41 dealership sites from Dealer Sites, LLC, an entity owned in part by Messrs. Meyer, Tony Christianson and Peter Christianson or their affiliates; one dealership site from C.I. Farm Power, Inc., an entity owned by Mr. Peter Christianson; and one dealership site from Arthur Mercantile Company, an entity owned in part by James L. Williams. We leased 47 additional properties for stores and storage facilities under operating lease agreements with unrelated parties as of January 31, 2011. The leases for our dealership sites generally expire between 2011 and 2022, other than those leases which are currently automatically renewed on a year-to-year-basis until either we or the lessor terminate them. We do not intend to own significant amounts of real estate. Therefore, we anticipate that when we need real estate, including as part of acquiring dealerships, we will lease such real estate from third parties, which may include affiliates of our investors, directors or management. We intend for the terms of all of our leases to be commercially reasonable. We do not believe the terms of our leases with entities affiliated with Messrs. Meyer, Tony Christianson, Peter Christianson and Williams are any less favorable to us than could be obtained in an arm's length transaction with an unrelated party.

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

        Our store lease agreements with unrelated parties contain terms comparable to the agreements with entities affiliated with our directors and officers described above. The lease periods range from automatically renewable month-to-month terms to 20 years in length. Many of the lease agreements either give us the option to renew or extend the lease for an additional period at the conclusion of the original lease term or automatically renew the lease term at the conclusion of the original lease period on a month-to-month or year-to-year basis. A majority of the leases provide for fixed monthly rental payments and require us to pay the real estate taxes on the properties for the lease periods. All of the leases require that we maintain public liability and personal property insurance on each of the leased premises, and a majority of the leases require us to indemnify the lessor in connection with any claims arising from the leased premises during our occupation of the property. Most of the leases prohibit us from assigning the lease agreements or subletting the leased premises without the prior written consent of the lessor. We have been granted a right of first refusal to purchase the Watertown and one of the Aberdeen properties during the applicable lease terms. The lease agreements for the West Fargo, Kingsley, Le Mars, Watertown, Mayville and Redfield properties grant us the option to purchase the leased premises during or at the conclusion of the lease term. The lease agreements for the Milbank and Albert Lea properties grant Dealer Sites, LLC the option to purchase the leased premises during or at the conclusion of the lease term. The Kingsley, Le Mars and Redfield lease agreements grant the lessor the right to require Dealer Sites, LLC to purchase the leased premises during or at the conclusion of the lease term.

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

Headquarters

        We currently lease and occupy approximately 48,000 square feet in West Fargo, North Dakota for our headquarters, which lease expires on May 31, 2020. We continually review our location needs, including the adequacy of our headquarters space, to ensure our space is sufficient to support our operations. We believe there is ample opportunity for expansion in the West Fargo area if necessary.

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

ITEM 4.    (REMOVED AND RESERVED)

EXECUTIVE OFFICERS OF THE REGISTRANT

        The names, ages and positions of our executive officers are as follows:

Name	Age	Position
David Meyer	57	Chairman and Chief Executive Officer
Peter Christianson	54	President, Chief Operating Officer and Director
Mark Kalvoda	39	Chief Financial Officer

        David Meyer is our Chairman and Chief Executive Officer. Mr. Meyer was a founder of our company in 1980 and has been a director of our company since its creation. From 1976 to 1980, Mr. Meyer was a partner in a Case and New Holland dealership with locations in Lisbon and Wahpeton, North Dakota.

        Peter Christianson has been our President and a director since January 2003, became our Chief Operating Officer in April 2011, and was our Chief Financial Officer from August 2007 to April 2011. Prior to joining us and since 1988, he was a partner and owner of C.I. Farm Power, Inc., the operator of two of the dealership locations acquired by Titan Machinery LLC in 2002. Peter Christianson and Tony Christianson, one of our directors, are brothers.

        Mark Kalvoda became our Chief Financial Officer in April 2011 and previously served as our Chief Accounting Officer since September 2007. Prior to joining us, he held various positions between 2004 and 2007 at American Crystal Sugar Co., including Corporate Controller, Assistant Secretary and Assistant Treasurer. Prior to working for American Crystal Sugar Co., he served in various financial positions within Hormel Foods Corporation.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock began trading on December 6, 2007 on the Nasdaq Global Market under the symbol "TITN" in connection with our initial public offering and began trading on the Nasdaq Global Select Market in January 2009. The following table sets forth, for the periods indicated, the high and low sale prices of our common stock as reported by the Nasdaq Global Select Market.

	High	Low
Fiscal 2011
First Quarter	$15.44	$10.70
Second Quarter	$15.19	$11.93
Third Quarter	$20.77	$14.00
Fourth Quarter	$24.74	$18.67
Fiscal 2010
First Quarter	$12.96	$7.50
Second Quarter	$17.00	$9.96
Third Quarter	$14.49	$10.38
Fourth Quarter	$13.19	$9.81

        As of April 1, 2011, there were approximately 500 record holders of our common stock, excluding holders whose stock is held either in nominee name and/or street name brokerage accounts.

DIVIDENDS

        We have not historically paid any dividends on our common stock and do not expect to pay cash dividends on our common stock in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, outstanding indebtedness and plans for expansion and restrictions imposed by lenders, if any. Currently, our credit facility with the Wells Fargo Bank Syndicate restricts our ability to pay cash dividends to an amount not to exceed 50% of consolidated net income for the then trailing four quarters, so long as no default of event of default exists prior to or immediately following such action or otherwise results from such action.

UNREGISTERED SALES OF EQUITY SECURITIES

        We did not have any unregistered sales of equity securities during the fourth quarter of fiscal 2011.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

        For information on our equity compensation plans, refer to Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

REPURCHASES

        We did not engage in any repurchases of our Common Stock during the fiscal quarter ended January 31, 2011.

STOCK PERFORMANCE GRAPH

        The following graph compares the cumulative total return for the last trading day of the Company's last four fiscal years following commencement of trading on December 6, 2007 in conjunction with the Company's initial public offering on a $100 investment (assuming dividend reinvestment) in each of the Common Stock of the Company, the Russell 2000 Stock Index and the S&P 500 Retail Index.

		Fiscal Year Ended January 31,
	December 6, 2007
		2008	2009	2010	2011
Titan Machinery Inc.	$100.00	$173.84	$107.07	$116.24	$255.59
Russell 2000 Index	100.00	90.64	56.36	76.50	99.28
S&P 500 Retail Index	100.00	96.10	58.98	90.20	113.02

ITEM 6.    SELECTED FINANCIAL DATA

        The data given below as of and for each of the five years in the period ended January 31, 2011, has been derived from the Company's Audited Consolidated Financial Statements. In order to understand the effect of accounting policies and material uncertainties that could affect our presentation of financial information, such data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included under Item 8 to this Form 10-K and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operation included under Item 7 to this Form 10-K.

	Year Ended January 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Statement of Operations Data:
Revenue
Equipment	$855,443	$643,186	$540,307	$338,382	$220,958
Parts	140,982	119,509	94,984	58,743	42,619
Service	74,506	58,983	44,224	27,344	21,965
Other	23,558	17,103	10,922	8,502	7,056

	1,094,489	838,781	690,437	432,971	292,598

Cost of revenue
Equipment	773,060	578,411	478,324	302,320	200,558
Parts	100,281	83,219	67,270	42,568	29,909
Service	27,767	21,615	16,729	10,118	8,183
Other	18,813	14,441	8,245	5,913	5,337

	919,921	697,686	570,568	360,919	243,987

Gross Profit	174,568	141,095	119,869	72,052	48,611
Operating expenses	130,541	108,998	86,940	53,190	37,399

Income from operations	44,027	32,097	32,929	18,862	11,212
Other income (expense)
Interest and other income	1,794	1,843	1,545	577	349
Interest expense	(8,584)	(6,948)	(3,969)	(6,292)	(5,473)
Debt retirement costs	—	—	—	(3,824)	—

Income before income taxes	37,237	26,992	30,505	9,323	6,088
Provision for income taxes	(14,895)	(11,255)	(12,430)	(4,110)	(2,450)

Income from continuing operations	22,342	15,737	18,075	5,213	3,638
Discontinued operations	—	—	—	—	—

Net income	$22,342	$15,737	$18,075	$5,213	$3,638
Adjustment to income:
Amortization of syndication fees—preferred stock	—	—	—	(51)	(21)
Unpaid accumulated preferred dividends	—	—	—	(88)	(102)

Income available to common stockholders	$22,342	$15,737	$18,075	$5,074	$3,515

Earnings per share
Basic	$1.27	$0.89	$1.11	$0.90	$0.81
Diluted	$1.23	$0.88	$1.08	$0.67	$0.57
Weighted average shares outstanding
Basic	17,658	17,593	16,291	5,607	4,345
Diluted	18,146	17,968	16,779	8,246	6,907

	January 31,
	2011	2010	2009	2008	2007
	(in thousands)
Balance Sheet Data:
Cash	$76,112	$76,185	$41,047	$42,802	$7,572
U.S. treasury bills	—	—	44,994	—	—
Receivables	44,945	22,254	19,626	22,061	10,921
Inventories	429,844	347,580	241,094	145,767	106,254
Prepaid expense	1,003	1,009	533	215	186
Income tax receivable	—	1,595	1,433	1,074	—
Deferred income taxes	3,247	2,266	1,426	1,027	462
Goodwill and intangibles, net	23,125	15,057	12,830	8,608	3,905
Property and equipment	65,372	46,604	45,269	16,023	8,175
Other assets	5,198	2,262	1,996	1,792	1,397

Total Assets	$648,846	$514,812	$410,248	$239,369	$138,872

Accounts payable	$15,957	$12,352	$18,652	$9,244	$4,228
Floorplan notes payable(1)	320,801	249,872	166,481	105,848	84,699
Current maturities of long-term debt	4,207	7,218	7,623	5,654	2,824
Customer deposits	28,180	12,974	15,158	19,310	4,608
Accrued expenses	16,816	9,870	8,308	6,137	2,287
Income taxes payable	2,093	—	—	—	378

Total current liabilities	388,054	292,286	216,222	146,193	99,024
Long-term liabilities	46,235	32,002	20,259	15,759	8,043
Subordinated debentures	—	—	—	1,300	16,747
Redeemable securities	—	—	—	—	1,680
Total stockholders' equity	214,557	190,524	173,767	76,117	13,378

	$648,846	$514,812	$410,248	$239,369	$138,872

(1)
Approximately 52% of floorplan notes payable were interest bearing at January 31, 2011.

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

  •
  new and used equipment sales;

  •
  parts sales;

  •
  repair and maintenance services; and

  •
  equipment rental and other activities.

        The new equipment and parts we sell are supplied primarily by CNH. According to public reports filed by CNH, CNH is a leading manufacturer and supplier of agricultural and construction equipment based on the number of units sold, primarily through the Case IH Agriculture, New Holland Agriculture, Case Construction and New Holland Construction brands. Sales of new CNH products accounted for approximately 81.4% of our new equipment revenue in fiscal 2011, with no other supplier accounting for more than 3.1%. We acquire used equipment for resale through trade-ins from our customers and selective purchases. We sell parts and provide in-store and on-site repair and maintenance services. We rent equipment and provide other ancillary services such as equipment transportation, GPS signal subscriptions and finance and insurance products.

        Throughout our 31-year operating history we have built an extensive, geographically contiguous network of 81 stores, including two outlet stores, located in North Dakota, South Dakota, Minnesota, Iowa, Nebraska, Montana and Wyoming. We have a history of growth through acquisitions, including 34 acquisitions consisting of 75 stores operating in seven states since January 1, 2003. We expect that acquisitions will continue to be an important component of our growth.

Certain External Factors Affecting our Business

        We are subject to a number of factors that affect our business as discussed in the sections entitled "Risk Factors" and "Information Regarding Forward-Looking Statements." Certain of the external factors include, but are not limited to, the following:

Industry Factors

        Our business is primarily driven by the demand for agricultural equipment for use in the production of food, fiber, feed grain and renewable energy; home and garden applications; and the maintenance of commercial, residential and government properties. Based on USDA data, we believe farmers have recently experienced historically strong economic fundamentals, driven by growing global demand for agricultural commodities in part due to growth in renewable energy and the economies of developing countries. This strong farm economy contributed significantly to our results of operations in fiscal 2011, 2010 and 2009. We believe our operating model, as discussed in "Business—Titan Operating Model," enables us to maximize opportunities and implement our conservative expenditure philosophy that emphasizes scalable costs. Further, our large and diverse customer base and seven-state geographic footprint limits our exposure to negative events that may occur in a particular area or crop. Additionally, we believe that acquisition opportunities will continue to be strong.

        Our business is also impacted by the demand for construction equipment for use in private and government commercial, residential and infrastructure construction; demolition; maintenance; mining; energy and forestry operations. CNH and industry reports show that demand for construction equipment in our markets is driven by several factors, one of which is public infrastructure spending, including roads and highways, sewer and water. Any growth in federal allocations to public infrastructure spending over the next few years should positively impact our future results of operations. Likewise, any decline in federal allocations to public infrastructure spending over the next few years should negatively impact our future results of operations. To address the uncertainty of the construction industry, we expect to continue our focus on the agriculture industry and acquisition opportunities to establish additional locations in the markets where we believe the local construction industry will maintain its current level or grow.

Seasonality

        Our quarterly operating results are subject to fluctuation due to varying weather patterns, which may impact the timing and amount of equipment purchases, rentals, and after-sales parts and service purchases by our Agriculture and Construction customers.

Economic Cyclicality

        Sales of agricultural equipment historically have fluctuated with general farm economic trends, primarily driven by farm cash receipts. Sales of construction equipment historically have fluctuated with general economic cycles. During economic downturns, construction equipment retailers tend to experience similar periods of decline and recession as the general economy.

Credit Market Changes

        Changes in credit markets can affect our customers' ability and willingness to make capital expenditures, including purchasing our equipment. Creditors tightened their lending standards following the collapse of the sub-prime mortgage market and these conditions may still be continuing in some areas. These tightened lending standards may have a negative impact on our business if our customers are unable to obtain financing for equipment purchases. However, if retail interest rates remain low, our business may be positively affected by customers who find financing purchases of our equipment more attractive due to lower borrowing costs. Our business is also particularly dependent on our access to credit markets to finance acquisitions and manage inventory. Continued tightened lending standards may make it more difficult for us to obtain financing on commercially reasonable terms. We cannot predict what future changes will occur in credit markets or how these changes will impact our business.

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

Acquisitions

        We have a successful history of growth through acquisitions. Since January 1, 2003, we have completed 34 acquisitions consisting of 75 stores operating in seven states. These acquisitions have been the most significant factor affecting our results of operations and liquidity over the last several years, as noted in the period-to-period comparisons below. We expect that acquisitions will continue to be an important component of our growth. Acquisitions are typically financed with floorplan debt, long-term debt and cash from operations. Although we cannot quantify the impact of any such potential acquisitions, we believe the nature of their impact on our financial statements to be similar to that experienced with our prior acquisitions as noted in our discussions of period comparisons.

        The following is a summary of acquisitions completed during the identified periods.

Fiscal 2012

  •
  On February 28, 2011, we acquired certain assets of Tri-State Implement, Inc., resulting in the addition of one store in Sioux Falls, South Dakota.

  •
  On March 31, 2011, we acquired all of the outstanding stock of Schoffman's Inc., resulting in the addition of one store in Redwood Falls, Minnesota.

  •
  On April 1, 2011, we acquired certain assets of ABC Rental & Equipment Sales, an independent rental yard company. The acquisition consists of four stores in Williston, North Dakota, and Bozeman, Missoula, and Big Sky, Montana. The locations in Williston, Bozeman, and Missoula will consolidate with the Titan Machinery existing Case Construction stores in their respective markets.

Fiscal 2011

  •
  On June 1, 2010, we acquired certain assets of Hubbard Implement, Inc., resulting in the addition of one store in Iowa Falls, Iowa.

  •
  On December 31, 2010, we acquired certain assets of Fairbanks International Inc., resulting in the addition of six stores in Grand Island, Kearney, Lexington, Holdrege, Hastings, and North Platte, Nebraska.

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

  •
  On October 1, 2008, we acquired certain assets of Pioneer Garage, Inc., resulting in the addition of three stores located in Pierre, Highmore, and Miller, South Dakota.

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

Critical Accounting Policies and Estimates

        During the preparation of our financial statements, we are required to make estimates, assumptions and judgments that affect reported amounts. These estimates, assumptions and judgments include those related to bad debts and credit sales, inventories, goodwill and intangibles, income taxes and legal proceedings, revenue recognition, allowance for doubtful accounts, inventory reserves, incentive plan accruals, deferred taxes, stock-based compensation, and accounting for business combinations. We update these estimates, assumptions and judgments as appropriate, which in most cases is at least quarterly. We use our technical accounting knowledge, cumulative business experience, judgment and other factors in the selection and application of our accounting policies. While we believe the estimates, assumptions and judgments we use in preparing our financial statements are appropriate, they are subject to factors and uncertainties regarding their outcome and therefore, actual results may materially differ from these estimates. We believe the following are our primary critical accounting policies and estimates.

Revenue Recognition

        Revenue on equipment sales is recognized upon receipt of a signed contract and delivery of product to customers. Revenue on parts sales is recognized upon delivery of product to customers. Rental and service revenue is recognized at the time the related services are provided. In addition to outright sales of new and used equipment, certain rental agreements may include rent-to-purchase options. Under these agreements, customers are given a period of time to exercise an option to purchase the related equipment, with a portion of the rental payments being applied to the purchase price. Any such equipment is included in inventory until the purchase option is exercised. Payments received during the rental period are recorded as customer deposits, with equipment sales revenue being recognized upon the exercise of the purchase option.

Inventories

        New and used equipment are stated at the lower of cost (specific identification) or market value with adjustments for decreases in market value on inventory rented but available for sale being a percentage of the rental income received on such inventory. All used equipment inventories and certain new equipment inventories, including that which has been rented, is subject to periodic lower of cost or market evaluation. Parts inventories are valued at the lower of average cost or market value. An estimate of parts inventories not expected to be sold in the next year has been reported separately, which is based on historical sales of parts on hand. Typically, there are no freight-in charges, except in cases of special orders where such freight-in charges are included in the cost of inventory. Work in process is valued at the retail rates of labor incurred and parts inventories used on service work in process at year end.

Intangible Assets and Goodwill

        Intangible assets with a finite life consist of customer relationships and covenants not to compete, and are carried at cost less accumulated amortization. We amortize the cost of identified intangible assets on a straight-line basis over the expected period of benefit, which is three years for customer relationships and the contractual term for covenants not to compete, which range from five to ten years. In accordance with the guidance for impairment of long-lived assets in ASC 360-10—Property, Plant, and Equipment—Overall, we review intangible assets that have finite useful lives when an event occurs indicating the potential for earlier impairment. We measure impairment losses related to long-lived assets based on the amount by which the carrying amounts of these assets exceed their fair values. We measure fair value under ASC 360-10, which is generally based on the sum of the undiscounted future cash flows.

        Intangible assets with an indefinite life consist of distribution rights with manufacturers. We classify distribution rights as indefinite lived intangible assets as our distribution agreements continue indefinitely by their terms, or are routinely awarded or renewed without substantial cost to us or material modifications to the underlying agreements. As such, we believe that its distribution agreements will contribute to cash flows for an indefinite period, therefore the carrying amount of distribution rights is not amortized. We test distribution rights for impairment annually, or more frequently upon the occurrence of an event or when circumstances indicate that its carrying amount is greater than its fair value. The impairment test is performed by comparing the carrying value to its fair value. Fair value is calculated by discounting the estimated future cash flows of the respective store or group of stores associated with the business combination in which we obtained the distribution rights. As of January 31, 2011, the carrying value of our distribution rights was not considered impaired.

        Goodwill represents the excess of costs over the fair value of the assets of businesses acquired not allocable to separately identifiable intangible assets. Goodwill acquired in business combinations is assigned to its related reporting unit, which consist of our operating segments. Goodwill is not amortized, but is tested for impairment at the end of our fiscal year, or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit's carrying amount of goodwill is greater than its fair value. The goodwill impairment test is performed by comparing the carrying value of the reporting unit to its fair value. Fair value is calculated by discounting the estimated future cash flows of our reporting units. As of January 31, 2011, the carrying value of our goodwill was not considered impaired.

Income Taxes

        Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of receivables, inventory, property and equipment, intangible assets, stock-based compensation, and accrued expenses for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Our policy is to recognize interest expense and penalties related to income tax matters within our provision for income taxes. We perform a comprehensive review of our portfolio of uncertain tax positions in accordance with the requirements and recognition standards established by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740, Income Taxes. Pursuant to this guidance, an uncertain tax position represents our expected treatment of a tax position taken, or expected to be taken, in a tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.

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

Absorption

        Absorption is an industry term that refers to the percentage of an equipment dealer's fixed operating expense covered by the gross margin of its combined parts and service businesses. Absorption in a given period is calculated by dividing our gross profit from parts and service sales in the period by the difference between (i) our operating expenses (including interest on floorplan notes) and (ii) our variable expense of sales commissions on equipment sales and incentive compensation in the same period. We believe that absorption is an important management metric because during economic down cycles our customers tend to postpone new and used equipment purchases while continuing to run, maintain and repair their existing equipment. Thus, operating at a high absorption rate enables us to operate profitably throughout economic down cycles. We measure and track absorption on a company-wide basis as well as on a per store basis. Our company-wide absorption rate was 75.0%, 75.4% and 75.7% for fiscal years 2011, 2010 and 2009, respectively.

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

Floorplan Interest

        The cost of financing inventory is an important factor affecting our results of operations. Floorplan financing from CNH Capital and our Credit Agreement represent the primary sources of financing for equipment inventories. CNH regularly offers interest-free periods as well as additional incentives and special offers. As of January 31, 2011, approximately 48% of our floorplan notes payable was non-interest bearing.

Other Interest Expense

        Interest expense represents the interest on our outstanding debt instruments, other than floorplan financing facilities.

Results of Operations

        Comparative financial data for each of our four sources of revenue for fiscal 2011, 2010, and 2009 are expressed below. The results of these periods include the operating results of the acquisitions made during these periods. The period-to-period comparisons included below are not necessarily indicative of future results. Information regarding segment revenue and income (loss) before income taxes is presented for each period following our discussion of the consolidated results of operations. Additional information regarding our segments is included in Note 16 of our audited financial statements.

	Year Ended January 31,
	2011	2010	2009
	(dollars in thousands)
Equipment
Revenue	$855,443	$643,186	$540,307
Cost of revenue	773,060	578,411	478,324

Gross profit	$82,383	$64,775	$61,983
Gross profit margin	9.6%	10.1%	11.5%
Parts
Revenue	$140,982	$119,509	$94,984
Cost of revenue	100,281	83,219	67,270

Gross profit	$40,701	$36,290	$27,714
Gross profit margin	28.9%	30.4%	29.2%
Service
Revenue	$74,506	$58,983	$44,224
Cost of revenue	27,767	21,615	16,729

Gross profit	$46,739	$37,368	$27,495
Gross profit margin	62.7%	63.4%	62.2%
Other, including trucking and rental
Revenue	$23,558	$17,103	$10,922
Cost of revenue	18,813	14,441	8,245

Gross profit	$4,745	$2,662	$2,677
Gross profit margin	20.1%	15.6%	24.5%

        The following table sets forth our statements of operations data expressed as a percentage of revenue for the periods indicated.

	Year Ended January 31,
	2011	2010	2009
Revenue
Equipment	78.2%	76.8%	78.2%
Parts	12.9%	14.2%	13.8%
Service	6.7%	7.0%	6.4%
Other, including trucking and rental	2.2%	2.0%	1.6%

Total revenue	100.0%	100.0%	100.0%
Total cost of revenue	84.1%	83.2%	82.6%
Gross profit	15.9%	16.8%	17.4%
Operating expenses	11.9%	13.0%	12.6%
Income from operations	4.0%	3.8%	4.8%
Other income (expense)	(0.6)%	(0.6)%	(0.4)%
Income before income taxes	3.4%	3.2%	4.4%
Provision for income taxes	(1.4)%	(1.3)%	(1.8)%
Net income	2.0%	1.9%	2.6%

Fiscal Year Ended January 31, 2011 Compared to Fiscal Year Ended January 31, 2010

Consolidated Results

Revenue

	Fiscal Year Ended January 31, 2011	Fiscal Year Ended January 31, 2010	Increase	Percent Change
		(dollars in thousands)
Equipment	$855,443	$643,186	$212,257	33.0%
Parts	140,982	119,509	21,473	18.0%
Service	74,506	58,983	15,523	26.3%
Other, including trucking and rental	23,558	17,103	6,455	37.7%

Total Revenue	$1,094,489	$838,781	$255,708	30.5%

        The increase in revenue was primarily due to acquisitions contributing to fiscal 2011 revenue and same-store sales growth. The acquired stores contributed $68.6 million in additional total revenue, while the same-store sales growth contributed $187.1 million, an increase of 23.1% over the prior year. This revenue growth was achieved in both our Agriculture and Construction segments.

Cost of Revenue

	Fiscal Year Ended January 31, 2011	Fiscal Year Ended January 31, 2010	Increase	Percent Change
		(dollars in thousands)
Equipment	$773,060	$578,411	$194,649	33.7%
Parts	100,281	83,219	17,062	20.5%
Service	27,767	21,615	6,152	28.5%
Other, including trucking and rental	18,813	14,441	4,372	30.3%

Total cost of revenue	$919,921	$697,686	$222,235	31.9%

        The increase in cost of revenue was primarily due to increased revenue. Acquisitions contributed $58.1 million of the increase in total cost of revenue, while same-store sales growth contributed $164.1 million. As a percentage of revenue, cost of revenue was 84.1% for fiscal 2011 compared to 83.2% for fiscal 2010.

Gross Profit

	Fiscal Year Ended January 31, 2011	Fiscal Year Ended January 31, 2010	Increase/ (Decrease)	Percent Change
		(dollars in thousands)
Gross Profit
Equipment	$82,383	$64,775	$17,608	27.2%
Parts	40,701	36,290	4,411	12.2%
Service	46,739	37,368	9,371	25.1%
Other, including trucking and rental	4,745	2,662	2,083	78.2%

Total Gross Profit	$174,568	$141,095	$33,473	23.7%

Gross Profit Margin
Equipment	9.6%	10.1%	(0.5)%	(5.0)%
Parts	28.9%	30.4%	(1.5)%	(4.9)%
Service	62.7%	63.4%	(0.7)%	(1.1)%
Other, including trucking and rental	20.1%	15.6%	4.5%	28.8%
Total Gross Profit Margin	15.9%	16.8%	(0.9)%	(5.4)%
Gross Profit Mix
Equipment	47.2%	45.9%	1.3%	2.8%
Parts	23.3%	25.7%	(2.4)%	(9.3)%
Service	26.8%	26.5%	0.3%	1.1%
Other, including trucking and rental	2.7%	1.9%	0.8%	42.1%

Total Gross Profit Mix	100.0%	100.0%	0.0%	0.0%

        The increase in gross profit was primarily due to increased revenue. Acquisitions contributed $10.5 million of the increase in total gross profit, while same-store sale gross profits provided the remaining $23.0 million. Offsetting the positive effect to gross profits of higher revenue was compression on our equipment margins, which was caused by market pricing pressures throughout much of fiscal 2011, but improved towards the end of the year due to increased market demand and an increase in the amount earned under manufacturer incentive programs, as compared to the prior year.

Operating Expenses

	Fiscal Year Ended January 31, 2011	Fiscal Year Ended January 31, 2010	Increase	Percent Change
		(dollars in thousands)
Operating expenses	$130,541	$108,998	$21,543	19.8%
Operating expenses as a percentage of revenue	11.9%	13.0%	(1.1)%	(8.5)%

        The increase in operating expenses was primarily due to the additional costs associated with acquisitions, such as compensation, rent, and depreciation. As a percentage of total revenue, operating expenses decreased to 11.9% in fiscal 2011 as compared to 13.0% in fiscal 2010 due to improve fixed operating cost leverage resulting from higher revenues.

Other Income (Expense)

	Fiscal Year Ended January 31, 2011	Fiscal Year Ended January 31, 2010	Increase/ (Decrease)	Percent Change
		(dollars in thousands)
Interest and other income	$1,794	$1,843	$(49)	(2.7)%
Floorplan interest expense	(7,223)	(5,485)	1,738	31.7%
Interest expense	(1,361)	(1,463)	(102)	(7.0)%

        Interest and other income for the years ended January 31, 2011 and 2010 were positively impacted by a manufacturer incentive earned in both years. The increase in floorplan interest expense of $1.7 million was due to the increase in floorplan notes payable balances as compared to fiscal 2010, offset by reductions in interest rates. We expect floorplan interest expense in fiscal 2012 to be positively impacted by lower interest rates associated with our new Credit Agreement entered into on October 31, 2010.

Provision for Income Taxes

	Fiscal Year Ended January 31, 2011	Fiscal Year Ended January 31, 2010	Increase	Percent Change
		(dollars in thousands)
Provision for income taxes	$14,895	$11,255	$3,640	32.3%

        Our effective tax rate decreased from 41.7% in fiscal 2010 to 40.0% in fiscal 2011. The decrease in the effective tax rate from the prior year primarily reflects a decrease in the effect of permanent differences between financial and income tax reporting, such as incentive stock options, and reconciliation of differences between estimates used in our fiscal 2010 income tax accrual and actual amounts reported in our fiscal 2010 income tax return.

Segment Results

	Fiscal Year Ended January 31, 2011	Fiscal Year Ended January 31, 2010	Increase/ (Decrease)	Percent Change
		(dollars in thousands)
Revenues
Agriculture	$979,016	$751,258	$227,758	30.3%
Construction	152,646	116,361	36,285	31.2%

Segment revenues	1,131,662	867,619	264,043	30.4%
Eliminations	(37,173)	(28,838)	(8,335)	(28.9)%

Total	$1,094,489	$838,781	$255,708	30.5%

Income (Loss) Before Income Taxes
Agriculture	$44,083	$36,133	$7,950	22.0%
Construction	(3,451)	(6,837)	3,386	49.5%

Segment income (loss) before income taxes	40,632	29,296	11,336	38.7%
Shared Resources	(3,133)	(2,120)	(1,013)	(47.8)%
Eliminations	(262)	(184)	(78)	(42.4)%

Income before income taxes	$37,237	$26,992	$10,245	38.0%

Agriculture

        Agriculture revenues for fiscal 2011 increased 30.3% compared to fiscal 2010. The revenue increase was primarily due to acquisitions and an Agriculture same-store sales increase of 22.8% over fiscal 2010. The same-store sales growth was primarily caused by increased farm cash receipts and favorable harvest conditions and crop yield reports across our footprint.

        Agriculture income before income tax increased 22.0% in fiscal 2011 primarily due to higher revenues. Offsetting the positive effect to gross profits of higher revenue was compression on our equipment margins and higher floorplan interest expense, as compared to fiscal 2010. The compression on our equipment margins, which was caused by market pricing pressures throughout much of fiscal 2011, improved towards the end of the year due to increased market demand and an increase in the amount earned under manufacturer incentive programs, as compared to the prior year. Floorplan interest expense increased due to increased floorplan notes payable balances, partially offset by lower interest rates, compared to fiscal 2010. We expect floorplan interest expense in fiscal 2012 to be positively impacted by lower interest rates associated with our new Credit Agreement entered into on October 31, 2010.

Construction

        Fiscal 2011 Construction revenues increased 31.2% compared to fiscal 2010. The revenue increase was primarily due to new store openings and a Construction same-store sales increase of 24.8% as compared to fiscal 2010. A major factor contributing to our increased revenue was the continued execution of our fiscal 2011 Construction business action plan, which included changing key Construction personnel and implementing the Titan Operating Model in the Construction stores acquired in fiscal 2009.

        Loss before income taxes decreased 49.5% primarily due to higher Construction segment gross profits resulting from increased revenues, offset by higher interest expense resulting from increased long-term debt associated with rental fleet, as compared to fiscal 2010. Also contributing to the loss was $0.3 million in exit costs related to the closing of our store in Columbia Falls, Montana. We expect interest expense in fiscal 2012 to be positively impacted by lower interest rates associated with our new Credit Agreement entered into on October 31, 2010.

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

Gross Profit

	Fiscal Year Ended January 31, 2010	Fiscal Year Ended January 31, 2009	Increase/ (Decrease)	Percent Change
		(dollars in thousands)
Gross Profit
Equipment	$64,775	$61,983	$2,792	4.5%
Parts	36,290	27,714	8,576	30.9%
Service	37,368	27,495	9,873	35.9%
Other, including trucking and rental	2,662	2,677	(15)	(0.6)%

Total Gross Profit	$141,095	$119,869	$21,226	17.7%

Gross Profit Margin
Equipment	10.1%	11.5%	(1.4)%	(12.2)%
Parts	30.4%	29.2%	1.2%	4.1%
Service	63.4%	62.2%	1.2%	1.9%
Other, including trucking and rental	15.6%	24.5%	(8.9)%	(36.3)%
Total Gross Profit Margin	16.8%	17.4%	(0.6)%	(3.4)%
Gross Profit Mix
Equipment	45.9%	51.7%	(5.8)%	(11.2)%
Parts	25.7%	23.1%	2.6%	11.3%
Service	26.5%	23.0%	3.5%	15.2%
Other, including trucking and rental	1.9%	2.2%	(0.3)%	(13.6)%

Total Gross Profit Mix	100.0%	100.0%	0.0%	0.0%

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

Operating Expenses

	Fiscal Year Ended January 31, 2010	Fiscal Year Ended January 31, 2009	Increase	Percent Change
		(dollars in thousands)
Operating Expenses	$108,998	$86,940	$22,058	25.4%
Operating expenses as a percentage of revenue	13.0%	12.6%	0.4%	3.2%

        The increase in operating expenses was primarily due to the additional costs associated with acquisitions, such as compensation, rent, depreciation, travel and training. As a percentage of total revenue, operating expenses increased slightly to 13.0% in fiscal 2010 as compared to 12.6% in fiscal 2009. This increase from the prior year was due to the increased number of stores in our Construction segment, which have higher operating expenses as a percent of revenue, as well as lower revenues due to the challenging construction market, as compared to the same period of fiscal 2009.

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

Segment Results

	Fiscal Year Ended January 31, 2010	Fiscal Year Ended January 31, 2009	Increase/ (Decrease)	Percent Change
		(dollars in thousands)
Revenues
Agriculture	$751,258	$624,035	$127,223	20.4%
Construction	116,361	88,032	28,329	32.2%

Segment revenues	867,619	712,067	155,552	21.8%
Eliminations	(28,838)	(21,630)	(7,208)	(33.3)%

Total	$838,781	$690,437	$148,344	21.5%

Income (Loss) Before Income Taxes
Agriculture	$36,133	$32,023	$4,110	12.8%
Construction	(6,837)	604	(7,441)	(1232.0)%

Segment income (loss) before income taxes	29,296	32,627	(3,331)	(10.2)%
Shared Resources	(2,120)	(1,678)	(442)	(26.3)%
Eliminations	(184)	(444)	260	58.6%

Income before income taxes	$26,992	$30,505	$(3,513)	(11.5)%

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

Construction

        Fiscal 2010 Construction revenues increased 32.2% compared to fiscal 2009. The revenue increase was due to acquisitions offset by a Construction same-store sales decrease of 26.8% as compared to fiscal 2009. Both acquisition and same-store revenue were negatively impacted by a weak fiscal 2010 construction market. The lower Construction revenue drove the $7.4 million decrease in income (loss) before income taxes through lower gross profits and lower fixed operating expense utilization. Construction operating expense as a percent of sales was 23.7% in fiscal 2010 compared to 16.4% in fiscal 2009.

Shared Resources/Eliminations

        We incur centralized expenses/income at our general corporate level, which we refer to as "Shared Resources", and then allocate these net expenses to our segments. Since these allocations are set early in the year, unallocated balances may occur. The Shared Resources amount increased $0.4 in fiscal 2010 compared to the prior year.

        Eliminations remove any inter-company revenues or income before tax residing in our segment results.

Liquidity and Capital Resources

Cash Flow From Operating Activities

        During fiscal 2011, cash flow used for operating activities was $35.0 million. Our cash flows from operations were primarily the result of our reported net income of $22.3 million and non-cash adjustments to net income for depreciation and amortization of $9.0 million and a net increase in accounts payable, customer deposits, accrued expenses and other long-term liabilities of $23.2 million. These operating cash inflows were principally offset by an increase in inventories of $63.1 million, a net increase in receivables, prepaid expenses and other assets of $19.9 million and a net decrease in floorplan notes payable of $13.0 million. The increase in inventories was primarily the result of our growth through acquisitions and inventory balances that reflect historical stocking levels.

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

        We evaluate our cash flow from operating activities net of all floorplan activity and short-term advances related to customer contracts in transit. Taking these adjustments into account, our non-GAAP cash flow provided by operating activities was $47.0 million, $4.6 million and $13.3 million, for fiscal 2011, 2010 and 2009, respectively. For reconciliation of this non-GAAP financial measure, please see the Non-GAAP Cash Flow Reconciliation below.

Cash Flow From Investing Activities

        During fiscal 2011, cash used for investing activities was $48.4 million. Our cash used for investing activities primarily consisted of purchases of equipment dealerships (net of cash purchased) of $32.3 million and property and equipment purchases of $16.7 million.

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

Cash Flow From Financing Activities

        During fiscal 2011, cash provided by financing activities was $83.4 million. Cash provided by financing activities was primarily the result of an increase in our non-manufacturer floorplan notes payable of $82.4 million. During fiscal 2011, the increase in floorplan financing with non-manufacturers resulted from borrowings under our new Credit Agreement.

        During fiscal 2010, cash provided by financing activities was $57.1 million. Cash provided by financing activities was primarily the result of an increase in our non-manufacturer floorplan notes payable of $51.4 million and proceeds from long-term debt exceeding principal payments by $4.8 million. During fiscal 2010, we increased our floorplan financing with non-manufacturers in order to take advantage of the lower interest rates offered by these entities.

        During fiscal 2009, cash provided by financing activities was $81.3 million. Cash provided by financing activities was primarily the result of $78.8 million in net proceeds from our follow-on offering and an increase in our non-manufacturer floorplan notes payable of $9.1 million. Partially offsetting these proceeds were principal payments on long-term debt exceeding proceeds from long-term debt by $6.7 million.

Non-GAAP Cash Flow Reconciliation

        Non-GAAP cash flow provided by (used for) operating activities is a non-GAAP financial measure which is adjusted for the following:

  •
  Non-manufacturer floorplan notes payable: We review our cash flow from operating activities to include all floorplan notes payable activity regardless of whether we obtain the financing from a manufacturer or a non-manufacturer. We consider inventory financing with both manufacturers and non-manufacturers to be part of the normal operations of our business and use the adjusted cash flow analysis in the evaluation of our inventory and inventory flooring needs. GAAP categorizes non-manufacturer floorplan notes payable as financing activities in the consolidated statement of cash flows.

  •
  Short-term advances related to customer contracts in transit: We review our cash flow from operating activities to include short-term advances related to customer contracts in transit. These advances are directly related to our contracts in transit and are considered part of our working capital. GAAP categorizes short-term advances related to customer contracts in transit as financing activities in the consolidated statement of cash flows.

        We believe that the presentation of non-GAAP cash flow provided by (used for) operating activities is relevant and useful to our investors because it provides information on activities we consider normal operations of our business, regardless of financing source. The following table reconciles net cash flow provided by (used for) operating activities, a GAAP measure, to non-GAAP cash flow provided by operating activities and net cash provided by financing activities, a GAAP measure, to non-GAAP cash flow provided by financing activities (in thousands):

	As Reported	Adjustment (1)	Adjustment (2)	Non-GAAP Measures
Fiscal 2011:
Net cash provided by (used for) operating activities	$(35,008)	$82,371	$(392)	$46,971
Net cash provided by financing activities	83,383	(82,371)	392	1,404
Fiscal 2010:
Net cash provided by (used for) operating activities	$(47,661)	$51,448	$780	$4,567
Net cash provided by financing activities	57,069	(51,448)	(780)	4,841
Fiscal 2009:
Net cash provided by operating activities	$4,215	$9,094	$—	$13,309
Net cash provided by financing activities	81,310	(9,094)	—	72,216

(1)
Net change in non-manufacturer floorplan notes payable

(2)
Net change in short-term advances related to customer contracts in transit

Debt Facilities

        Senior Secured Credit Facility.    We currently have a Credit Agreement with the Wells Fargo Bank Syndicate. The Credit Agreement provides for a $175.0 million wholesale floorplan line of credit (the "Floorplan Line") and a $50.0 million working capital line of credit (the "Working Capital Line"), both of which expire October 31, 2014. The Credit Agreement has a variable interest rate on outstanding balances of LIBOR plus an applicable margin of 1.5% to 2.0% per annum, depending upon our consolidated leverage ratio, has a 0.2% to 0.4% non-usage fee on the average monthly unused amount and requires monthly payments of accrued interest. The Credit Agreement is secured by all our assets and contains certain financial covenants that impose a minimum level of fixed charge coverage ratio and a maximum level of debt to tangible net worth ratio and includes annual thresholds for acquisitions and capital expenditures. The Credit Agreement also restricts our ability to pay cash dividends to an amount not to exceed 50% of consolidated net income for the then trailing four quarters, so long as no default of event of default exists prior to or immediately following such action or otherwise results from such action. The Credit Agreement became effective on November 2, 2010.

        The Floorplan Line is used to finance equipment inventory purchases. Amounts outstanding are recorded as floorplan notes payable, within current liabilities on the consolidated balance sheets as we intend to repay amounts borrowed within one year. As of January 31, 2011 we had $117.4 million outstanding on the Floorplan Line.

        The Working Capital Line is used to finance our working capital requirements. Amounts outstanding will be recorded as long-term debt, within long-term liabilities on the consolidated balance sheets, as we do not have the intention or obligation to repay amounts borrowed within one year. As of January 31, 2011 we had $26.4 million outstanding on the Working Capital Line.

        CNH Capital Credit Facility.    We currently have a credit facility with CNH Capital that provides for an aggregate principal balance of up to $300.0 million for floorplan financing, the availability of which is reduced by outstanding floorplan notes payable, rental fleet financing and other acquisition-related financing arrangements with CNH Capital, as described below. Interest rates are currently equal to the prime rate plus 4% on new borrowings, subject to any interest-free periods offered by CNH Capital. The CNH Capital term loans and loans for certain purposes have interest rates equal to the prime rate plus 4% per annum. Cumulative and unpaid balance of advances under the CNH Capital credit facility accrues interest each month and requires monthly payments. The CNH Capital credit facility automatically renews on August 31 of each year through August 31, 2012, unless earlier terminated by either party. The CNH Capital credit facility is secured by the financed assets. As of January 31, 2011, we had approximately $171.4 million outstanding on the CNH Capital credit facility. The CNH Capital credit facility contains covenants that require the Company to maintain various financial ratio levels and to submit certain financial information. It also contains various restrictive covenants that require the prior consent of CNH Capital if we desire to engage in any acquisition of, or consolidation or merger with, any other business entity in which we are not the surviving company; create subsidiaries; move any collateral outside of the U.S.; or sell, rent, lease or otherwise dispose or transfer any of the collateral, other than in the ordinary course of business. CNH's consent is also required for the acquisition of any CNH dealership. In addition, the CNH Capital credit facility restricts our ability to incur any liens upon any substantial part of our assets.

        Other Indebtedness with CNH Capital.    CNH Capital periodically provides loans for fixed asset financing in connection with acquisitions. Related to this acquisition financing, we have various term loans with CNH Capital. The aggregate principal amount of these terms loans was approximately $0.2 million at January 31, 2011. We also obtained variable rate notes at the prime rate plus 4% per annum from CNH Capital, which are secured by our designated rental fleet. The amount of our rental fleet notes as of January 31, 2011, was $1.0 million.

        Agricredit Credit Facility.    We currently have a credit facility with Agricredit Acceptance LLC ("Agricredit") that provides for an aggregate principal balance of up to $75.0 million. The Agricredit credit facility may be used to purchase or refinance new and used equipment inventory. The interest rate on borrowings under the Agricredit credit facility is equal to the three-month LIBOR rate plus 5.25%. The Agricredit credit facility allows for increase, decrease or termination of the credit facility by Agricredit on 90 days notice. Under covenants of the Agricredit credit facility, the Company has agreed, among other things, to maintain various financial ratio levels, to submit certain financial information, and to obtain prior consent from Agricredit if the Company desires to engage in any acquisition meeting certain financial thresholds. The balances outstanding with Agricredit are secured by the related inventory. Repayment terms vary by individual notes, but generally payments are made from sales proceeds or rental revenue from the related inventories.

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

        For fiscal 2011 and 2010, our cash expenditures on property and equipment were $16.7 million and $12.4 million, respectively, exclusive of acquisitions, transfers between equipment inventory and our designated rental fleet, and property and equipment purchased with long-term debt. Excluding cash expenditures on rental fleet equipment, cash expenditures on property and equipment was $13.3 million in fiscal 2011. We expect our property and equipment expenditures, exclusive of acquisitions, for fiscal 2012 to be approximately $13.0 to $15.0 million. The actual amount of our fiscal 2012 equipment expenditures will depend upon factors such as general economic conditions, growth prospects for our industry and our acquisition activity. We currently expect to finance equipment purchases with borrowings under the existing credit facilities, with available cash or with cash flow from operations. We may need to incur additional debt if we pursue any future acquisitions.

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

        We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under the credit facilities with the Wells Fargo Bank Syndicate and CNH Capital in amounts sufficient to allow us to service our indebtedness and to meet our other commitments. If we are unable to generate sufficient cash flow from operations or to obtain sufficient future borrowings, we may be required to seek one or more alternatives such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. We cannot assure you that we will be able to succeed with one of these alternatives on commercially reasonable terms, if at all. In addition, if we pursue strategic acquisitions, we may require additional equity or debt financing to consummate the transactions, and we cannot assure you that we will succeed in obtaining this financing on favorable terms or at all. If we incur additional indebtedness to finance any of these transactions, this may place increased demands on our cash flow from operations to service the resulting increased debt. Our existing debt agreements contain restrictive covenants that may restrict our ability to adopt any of these alternatives. Any non-compliance by us under the terms of our debt agreements could result in an event of default which, if not cured, could result in the acceleration of our debt.

Certain Information Concerning Off-Balance Sheet Arrangements

        As of January 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. In the normal course of our business activities, we lease rental equipment under operating leases.

Contractual Obligation and Commercial Commitment Summary

        Our contractual obligations and commercial commitments as of January 31, 2011 are summarized below:

		Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(in thousands)
Long-term debt obligations(1)	$41,097	$5,303	$6,420	$28,965	$409
Operating lease(2)	80,168	11,305	20,132	18,302	30,429
Other long-term liabilities(3)	3,595	—	3,595	—	—

Total	$124,860	$16,608	$30,147	$47,267	$30,838

(1)
Includes obligations under notes payable issued in favor of our lenders and estimates of interest payable.

(2)
Includes minimum lease payment obligations under operating leases related to our stores. Amounts do not include insurance or tax, which we include in our operating expenses and which we estimate will be approximately $1.0 million for the less than 1 year period, $1.9 million for the 1-3 year period, $1.8 million for the 3-5 year period, and $2.9 million for the more than 5 years period for a total of approximately $7.6 million. See Note 9 to our audited financial statements for a description of our operating lease obligations.

(3)
Includes long-term portion of trade payables.

New Accounting Pronouncements

        In December 2010, the FASB amended authoritative guidance on business combinations, codified in ASC 805, Business Combinations. This guidance clarifies that, when presenting comparative financial statements, registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period. The guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010 with early adoption permitted. We adopted this guidance on February 1, 2011 and do not expect it to have a material impact on our consolidated financial statements.

        In December 2010, the FASB amended authoritative guidance on goodwill impairment testing, codified in ASC 305, Intangibles—Goodwill and Other. This guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts, and requires performance of Step 2 of the goodwill impairment test for such reporting units if it is more likely than not that, when considering qualitative factors, an impairment exists. We adopted this guidance on February 1, 2011 and do not expect it to have a material impact on our consolidated financial statements.

        In July 2010, the FASB issued authoritative guidance on financing receivables and the allowance for credit losses, codified in ASC 310, Receivables. This guidance amends the current disclosure requirements to provide a greater level of disaggregated information about the credit quality of an entity's financing receivables and its allowance for credit losses. The guidance also requires an entity to disclose credit quality indicators, past due information, and modifications of its financing receivables. We adopted this guidance in the quarter ended January 31, 2011. Its adoption did not have a material effect on our consolidated financial statements based on the nature of our receivables.

        In January 2010, the FASB issued authoritative guidance on fair value measurements, codified in ASC 820, Fair Value Measurements and Disclosures. This guidance required additional disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and activity in Level 3 fair value measurements. It also clarified existing disclosure requirements regarding level of disaggregation and valuation inputs and techniques. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of the Level 3 activity, which is effective for interim and fiscal years beginning after December 15, 2010. We adopted these provisions on February 1, 2010, except for the Level 3 activity disclosures, which we adopted on February 1, 2011. The adoption of the guidance did not have, and we do not expect the adoption of the Level 3 activity disclosures to have, a material impact on our consolidated financial statements.

        In October 2009, the FASB issued authoritative guidance on revenue recognition, codified in ASC 605-25, Revenue Recognition. This guidance modifies the fair value requirements of revenue recognition on multiple element arrangements by allowing the use of the "best estimate of selling price" in addition to vendor specific objective evidence and third-party evidence for determining the selling price of a deliverable. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence, (b) third-party evidence, or (c) estimates. In addition, the guidance eliminates the residual method of allocation and significantly expands the disclosure requirements for such arrangements. We adopted this guidance on February 1, 2011. Its adoption did not have a material effect on our consolidated financial statements.

        In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities ("VIEs"), codified in ASC 810, Consolidation. This guidance eliminates the exemption for qualifying special-purpose entities, amends the approach companies use to identify the VIEs for which they are deemed to be the primary beneficiary and are required to consolidate, and requires additional disclosure of an entity's involvement with a VIE. The guidance requires companies to perform ongoing reassessments of whether it is the primary beneficiary of a VIE. This assessment no longer includes the quantitative-based assessment, and instead requires a qualitative assessment of whether a company has the power to direct the VIE's activities that most significantly impact the company's economic performance and whether the entity has the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. We adopted this guidance on February 1, 2010. Its adoption did not have a material effect on our consolidated financial statements.

        In April 2009, the FASB issued authoritative guidance on the accounting and disclosure of assets acquired and liabilities assumed in a business combination that arise from contingencies, and subsequent accounting for these contingencies. This guidance was codified in ASC 805, Business Combinations. We adopted this guidance on February 1, 2010. Its adoption did not have a material effect on our consolidated financial statements based on the nature of the assets acquired and liabilities assumed in our business combinations.

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

        This Form 10-K contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify forward-looking statements by the following words: "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "ongoing," "plan," "potential," "predict," "project," "should," "will," "would," or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management's beliefs and assumptions, which in turn are based on currently available information. Our forward-looking statements in this Form 10-K generally relate to the following:

  •
  our beliefs and intentions with respect to our growth strategy, including growth through acquisitions, the profitability of expansion, the types of acquisition targets we intend to pursue, our ability to identify such targets, and the industry climate for dealer consolidation;

  •
  our beliefs with respect to our competitors and our competitive advantages;

  •
  our beliefs with respect to the impact of government subsidies on the agriculture economy;

  •
  our beliefs with respect to the benefit of natural resource exploration in our operating region on our operating results;

  •
  our beliefs with respect to the impact of government regulations;

  •
  our beliefs with respect to our business strengths, including the Titan Operating Model and the growth rate of our shared resources expenditures and our marketing efforts;

  •
  our plans and beliefs with respect to real property used in our business;

  •
  our beliefs with respect to our employee relations and the impact of employee training on our revenues;

  •
  our assumptions, beliefs and expectations with respect to past and future market conditions, including interest rates, lending standards and public infrastructure spending and the impact these conditions will have on our operating results;

  •
  our beliefs with respect to the impact of our Credit Agreement on future interest expense;

  •
  our beliefs with respect to the adequacy of our capital resources and the funding of debt service obligations and capital expenditures;

  •
  our plans for future capital expenditures and dividend payments;

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

        You should read the risk factors and the other cautionary statements made in this Form 10-K as being applicable to all related forward-looking statements wherever they appear in this Form 10-K. We cannot assure you that the forward-looking statements in this Form 10-K will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, if at all. Other than as required by law, we undertake no obligation to update these forward-looking statements, even though our situation may change in the future.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk from changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices such as interest rates. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. We have both fixed and floating rate financing. Some of our floating rate credit facilities contain minimum rates of interest to be charged. Based upon balances and interest rates as of January 31, 2011, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $2.0 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $2.0 million. At January 31, 2011, we had variable rate floorplan notes payable of $320.8 million, of which approximately $166.8 million was interest-bearing, variable notes payable and long-term debt of $28.6 million, and fixed rate notes payable and long-term debt of $9.0 million.

        Our policy is not to enter into derivatives or other financial instruments for trading or speculative purposes.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Consolidated Balance Sheets of the Company as of January 31, 2011 and 2010, and the related Consolidated Statements of Operations, Stockholders' Equity, and Cash Flows for each of the three years in the period ended January 31, 2011, and the notes thereto have been audited by Eide Bailly LLP, independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Titan Machinery Inc.
Fargo, North Dakota

        We have audited the accompanying consolidated balance sheets of Titan Machinery Inc. as of January 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended January 31, 2011, and the financial statement schedule listed in the Index at Item 15. Titan Machinery Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Titan Machinery Inc. as of January 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Titan Machinery Inc.'s internal control over financial reporting as of January 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 18, 2011, expressed an unqualified opinion.

/s/ Eide Bailly LLP

Minneapolis, Minnesota
April 18, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Titan Machinery Inc.
Fargo, North Dakota

        We have audited Titan Machinery Inc.'s internal control over financial reporting as of January 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Titan Machinery Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Titan Machinery Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations, stockholders' equity, and cash flows of Titan Machinery Inc., and our report dated April 18, 2011, expressed an unqualified opinion.

/s/ Eide Bailly LLP

Minneapolis, Minnesota
April 18, 2011

TITAN MACHINERY INC.

CONSOLIDATED BALANCE SHEETS

JANUARY 31, 2011 AND 2010

(in thousands, except per share data)

	January 31, 2011	January 31, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$76,112	$76,185
Receivables, net	44,945	22,254
Inventories	429,844	347,580
Prepaid expenses	1,003	1,009
Income taxes receivable	—	1,595
Deferred income taxes	3,247	2,266

Total current assets	555,151	450,889

INTANGIBLES AND OTHER ASSETS
Noncurrent parts inventories	2,405	1,642
Goodwill	18,391	14,762
Intangible assets, net of accumulated amortization	4,734	295
Other	2,793	620

	28,323	17,319

PROPERTY AND EQUIPMENT, net of accumulated depreciation	65,372	46,604

	$648,846	$514,812

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$15,957	$12,352
Floorplan notes payable	320,801	249,872
Current maturities of long-term debt and short-term advances	4,207	7,218
Customer deposits	28,180	12,974
Accrued expenses	16,816	9,870
Income taxes payable	2,093	—

Total current liabilities	388,054	292,286

LONG-TERM LIABILITIES
Long-term debt, less current maturities	33,409	21,852
Deferred income taxes	9,012	6,356
Other long-term liabilities	3,814	3,794

	46,235	32,002

STOCKHOLDERS' EQUITY
Common stock, par value $.00001 per share, authorized—25,000 shares; issued and outstanding—17,917 at January 31, 2011 and 17,777 at January 31, 2010	—	—
Additional paid-in-capital	140,466	138,775
Retained earnings	74,091	51,749

	214,557	190,524

	$648,846	$514,812

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED JANUARY 31, 2011, 2010 AND 2009

(in thousands, except per share data)

	2011	2010	2009
REVENUE
Equipment	$855,443	$643,186	$540,307
Parts	140,982	119,509	94,984
Service	74,506	58,983	44,224
Other, including trucking and rental	23,558	17,103	10,922

TOTAL REVENUE	1,094,489	838,781	690,437

COST OF REVENUE
Equipment	773,060	578,411	478,324
Parts	100,281	83,219	67,270
Service	27,767	21,615	16,729
Other, including trucking and rental	18,813	14,441	8,245

TOTAL COST OF REVENUE	919,921	697,686	570,568

GROSS PROFIT	174,568	141,095	119,869
OPERATING EXPENSES	130,541	108,998	86,940

INCOME FROM OPERATIONS	44,027	32,097	32,929
OTHER INCOME (EXPENSE)
Interest and other income	1,794	1,843	1,545
Floorplan interest expense	(7,223)	(5,485)	(3,240)
Interest expense other	(1,361)	(1,463)	(729)

INCOME BEFORE INCOME TAXES	37,237	26,992	30,505
PROVISION FOR INCOME TAXES	(14,895)	(11,255)	(12,430)

NET INCOME	$22,342	$15,737	$18,075

EARNINGS PER SHARE—NOTE 1
EARNINGS PER SHARE—BASIC	$1.27	$0.89	$1.11

EARNINGS PER SHARE—DILUTED	$1.23	$0.88	$1.08

WEIGHTED AVERAGE SHARES—BASIC	17,658	17,593	16,291
WEIGHTED AVERAGE SHARES—DILUTED	18,146	17,968	16,779

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED JANUARY 31, 2011, 2010 AND 2009

(in thousands)

	Common Stock
	Shares Outstanding	Amount	Additional Paid-In Capital	Retained Earnings	Total
BALANCE, JANUARY 31, 2008	13,441	$—	$58,180	$17,937	$76,117
Common stock issued in follow-on offering	4,180	—	78,815	—	78,815
Common stock issued on grant of restricted stock and exercise of stock options and warrants	36	—	68	—	68
Stock-based compensation expense	—	—	692	—	692
Net income	—	—	—	18,075	18,075

BALANCE, JANUARY 31, 2009	17,657	—	137,755	36,012	173,767
Common stock issued on grant of restricted stock and exercise of stock options and warrants	120	—	58	—	58
Stock-based compensation expense	—	—	962	—	962
Net income	—	—	—	15,737	15,737

BALANCE, JANUARY 31, 2010	17,777	—	138,775	51,749	190,524
Common stock issued on grant of restricted stock and exercise of stock options and warrants and tax benefits of equity awards	140	—	534	—	534
Stock-based compensation expense	—	—	1,157	—	1,157
Net income	—	—	—	22,342	22,342

BALANCE, JANUARY 31, 2011	17,917	$—	$140,466	$74,091	$214,557

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JANUARY 31, 2011, 2010 AND 2009

(in thousands)

	2011	2010	2009
OPERATING ACTIVITIES
Net income	$22,342	$15,737	$18,075
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation and amortization	8,969	7,950	4,583
Deferred income taxes	1,675	1,850	968
Stock-based compensation expense	1,157	962	692
Other	(111)	(15)	(9)
Changes in assets and liabilities, net of purchase of equipment dealerships assets and assumption of liabilities
Receivables, prepaid expenses and other assets	(19,873)	(2,481)	6,993
Inventories	(63,108)	(61,244)	(34,842)
Floorplan notes payable	(12,992)	(3,660)	5,380
Accounts payable, customer deposits, accrued expenses and other long-term liabilities	23,245	(6,649)	3,833
Income taxes	3,688	(111)	(1,458)

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	(35,008)	(47,661)	4,215

INVESTING ACTIVITIES
Net change in U.S. treasury bills	—	44,994	(44,994)
Property and equipment purchases	(16,732)	(12,394)	(7,228)
Net proceeds from sale of equipment	892	396	462
Purchase of equipment dealerships, net of cash purchased	(32,312)	(7,266)	(35,521)
Other, net	(296)	—	—

NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	(48,448)	25,730	(87,281)

FINANCING ACTIVITIES
Proceeds from follow-on offering of common stock, net of underwriting discount of $4,389 and other direct costs of $396	—	—	78,815
Net change in non-manufacturer floorplan notes payable	82,371	51,448	9,094
Short-term advances related to customer contracts in transit, net	(392)	780	—
Proceeds from long-term debt borrowings	23,259	23,914	12,368
Principal payments on long-term debt and subordinated debentures	(20,385)	(19,066)	(19,034)
Debt issuance costs	(2,004)	(65)	—
Proceeds from exercise of stock options and warrants, and tax benefits of equity awards	534	58	67

NET CASH PROVIDED BY FINANCING ACTIVITIES	83,383	57,069	81,310

NET CHANGE IN CASH AND CASH EQUIVALENTS	(73)	35,138	(1,756)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	76,185	41,047	42,803

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$76,112	$76,185	$41,047

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

YEARS ENDED JANUARY 31, 2011, 2010 AND 2009

(in thousands)

	2011	2010	2009
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period
Income taxes, net of refunds	$9,226	$10,287	$12,894

Interest	$9,103	$6,311	$4,037

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchased with long-term debt	$2,980	$2,312	$979

Net transfer of equipment from (to) fixed assets to (from) inventories	$(3,219)	$6,528	$(3,631)

Net transfer of financing from (to) long-term debt to (from) floorplan notes payable	$(3,084)	$3,180	$—

Acquisition of equipment dealership assets in exchange for cash and assumption of liabilities including purchase accounting adjustments on prior acquisitions
Receivables	$(2,812)	$(558)	$(4,905)
Inventories	(21,241)	(15,189)	(42,594)
Deferred income taxes, net	—	163	271
Property and equipment	(5,512)	(1,462)	(22,255)
Intangible assets	(4,387)	—	(250)
Other assets	—	—	(89)
Goodwill	(3,629)	(2,298)	(4,193)
Accounts payable	—	(149)	3,367
Floorplan notes payable	2,737	8,765	24,608
Customer deposits	1,868	286	392
Accrued expenses	207	205	290
Income taxes payable	—	(51)	1,100
Long-term debt	—	1,877	8,084

Non-cash consideration: other long-term liabilities	457	1,145	653
Cash paid for dealerships, net of cash purchased and adjustments on prior acquisitions	$(32,312)	$(7,266)	$(35,521)

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

Reclassifications

        Certain reclassifications of amounts previously reported have been made to the accompanying consolidated financial statements to maintain consistency and comparability between periods presented.

Concentrations of Credit Risk

        The Company's sales are to agricultural and construction equipment customers principally in North Dakota, South Dakota, Minnesota, Iowa, Nebraska, Montana and Wyoming. The Company extends credit to its customers in the ordinary course of business and monitors its customers' financial condition to minimize its risks associated with trade receivables; however, the Company does not generally require collateral on trade receivables.

        A portion of the Company's cash balances are maintained in bank deposit accounts, which are in excess of federally insured limits.

Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, particularly related to realization of inventory, initial valuation and impairment analyses of intangible assets, and income taxes.

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

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash, Cash Equivalents and U.S. Treasury Bills

        The Company considers all highly liquid investments with original maturities of three months or less on their acquisition date to be cash equivalents. As of January 31, 2011, cash equivalents consisted entirely of money market funds. As of January 31, 2010, cash equivalents consisted entirely of money market funds and U.S. Treasury Bills. The Treasury Bills are classified as held-to-maturity as the Company had both the positive intent and ability to hold to maturity, and were carried at amortized cost, which due to the short-term nature of the investments, approximated fair value.

Receivables and Credit Policy

        Trade accounts receivable due from customers are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Balances unpaid after 30 days are considered past due and begin to accrue interest. Payments of trade receivables are allocated to the specific invoices identified on the customer's remittance advice or, if unspecified, are applied to the earliest unpaid invoices. Trade accounts receivable due from manufacturers relate to discount programs, incentive programs and repair services performed on equipment with a remaining factory warranty. Trade accounts receivable due from finance companies primarily consist of contracts in transit with finance companies and balances due from credit card companies. These receivables do not generally have established payment terms but are collected in relatively short time periods.

        The carrying amount of trade receivables is reduced by a valuation allowance that reflects management's best estimate of the amounts that will not be collected. Management reviews aged receivable balances and estimates the portion, if any, of the balance that will not be collected. Account balances are charged off after all appropriate means of collection have been exhausted and the potential for recovery is considered remote.

Inventories

        New and used equipment are stated at the lower of cost (specific identification) or market value with adjustments for decreases in market value on inventory rented but available for sale being a percentage of the rental income received on such inventory. All used equipment inventories and certain new equipment inventories including that which has been rented, is subject to periodic lower of cost or market evaluation. Parts inventories are valued at the lower of average cost or market value. An estimate of parts inventories not expected to be sold in the next year has been reported separately, which is based on historical sales of parts on hand. Work in process is valued at the retail rates of labor incurred and parts inventories used on service work in process at year end.

Property and Equipment

        Property and equipment is carried at cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful life of each asset, as summarized below:

Buildings and leasehold improvements	Lesser of 10 – 40 years or lease term
Machinery and equipment	3 – 10 years
Furniture and fixtures	3 – 10 years
Vehicles	5 – 10 years
Rental fleet	3 – 10 years

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Depreciation for income tax reporting purposes is computed using accelerated methods.

        The Company completes an evaluation, at each balance sheet date, whether or not events or circumstances have taken place to indicate that the remaining net book value of the assets may be unrecoverable. If necessary, the estimated future undiscounted cash flows of any assets in question are compared to their net book value to determine if an adjustment to the recorded value is necessary.

Goodwill

        Goodwill represents the excess of purchase price over the fair value of the assets of businesses acquired, including other identifiable intangible assets. Goodwill acquired in business combinations is assigned to its related reporting unit, which consists of the Company's operating segments.

        Goodwill is not amortized, but is tested for impairment at the end of the Company's fiscal year, or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit's carrying amount of goodwill is greater than its fair value. The goodwill impairment test is performed by comparing the carrying value of the reporting unit to its fair value. Fair value is calculated by discounting the estimated future cash flows of the Company's reporting units based on recently prepared operating forecasts. As of January 31, 2011, the carrying value of the Company's goodwill was not considered impaired.

Intangible Assets

        Intangible assets with a finite life consist of customer relationships and covenants not to compete, and are carried at cost less accumulated amortization. The Company amortizes the cost of identified intangible assets on a straight-line basis over the expected period of benefit, which is three years for customer relationships and the contractual term for covenants not to compete, which range from five to ten years. In accordance with the guidance for impairment of long-lived assets in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 360-10—Property, Plant, and Equipment—Overall, the Company reviews intangible assets that have finite useful lives when an event occurs indicating the potential for earlier impairment. The Company measures impairment losses related to long-lived assets based on the amount by which the carrying amounts of these assets exceed their fair values. The Company measures fair value under ASC 360-10, which is generally based on the sum of the undiscounted future cash flows.

        Intangible assets with an indefinite life consist of distribution rights with manufacturers. The Company classifies distribution rights as indefinite lived intangible assets as our distribution agreements continue indefinitely by their terms, or are routinely awarded or renewed without substantial cost to us or material modifications to the underlying agreements. As such, the Company believes that its distribution agreements will contribute to cash flows for an indefinite period, therefore the carrying amount of distribution rights is not amortized. The Company tests distribution rights for impairment annually, or more frequently upon the occurrence of an event or when circumstances indicate that its carrying amount is greater than its fair value. The impairment test is performed by comparing the carrying value to its fair value. Fair value is calculated by discounting the estimated future cash flows of the respective store or group of stores associated with the business combination in which we obtained the distribution rights. As of January 31, 2011, the carrying value of the Company's distribution rights was not considered impaired.

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Customer Deposits

        Customer deposits consist of advance payments from customers, in the form of cash or equipment to be traded-in, for revenue to be recognized in the following year.

Income Taxes

        Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of receivables, inventory, property and equipment, intangible assets, stock-based compensation, and accrued expenses for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. The Company's policy is to recognize interest expense and penalties related to income tax matters within its provision for income taxes. The Company performs a comprehensive review of its portfolio of uncertain tax positions in accordance with the requirements and recognition standards established by ASC 740, Income Taxes. Pursuant to this guidance, an uncertain tax position represents the Company's expected treatment of a tax position taken, or expected to be taken, in a tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.

Earnings Per Share

        Basic earnings per share were computed by dividing net income by the weighted-average number of shares of common stock outstanding during the year.

        Diluted earnings per share were computed by dividing net income by the weighted-average shares of common stock outstanding after adjusting for potential dilution related to the conversion of all dilutive securities into common stock. All potentially dilutive securities were included in the computation of diluted earnings per share. There were 131,000, 139,000 and 134,000 options outstanding as of January 31, 2011, 2010 and 2009, respectively, which were not included in the computation of diluted earnings per share because they were anti-dilutive.

        The following table sets forth the denominator for the computation of basic and diluted earnings per share:

	2011	2010	2009
	(in thousands)
Basic weighted-average shares outstanding	17,658	17,593	16,291
Plus: Incremental shares from assumed conversions
Restricted stock	185	140	87
Warrants	53	70	109
Stock options	250	165	292

Diluted weighted-average shares outstanding	18,146	17,968	16,779

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

        Revenue on equipment is recognized upon receipt of a signed contract and delivery of product to customers. Revenue on parts sales is recognized upon delivery of product to customers. Rental and service revenue is recognized at the time the related services are provided. In addition to outright sales of new and used equipment, certain rental agreements may include rent-to-purchase options. Under these agreements, customers are given a period of time to exercise an option to purchase the related equipment, with a portion of the rental payments being applied to the purchase price. Any such equipment is included in inventory until the purchase option is exercised. Payments received during the rental period are recorded as customer deposits, with equipment sales revenue being recognized upon the exercise of the purchase option.

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

Manufacturer Incentives and Discounts

        The Company receives various manufacturer incentives and discounts, which are based on a variety of factors. The Company accounts for such programs in accordance with the provisions of ASC 605-50, Customer's Accounting for Certain Consideration Received from a Vendor. Discounts and incentives related to the purchase of inventory are recognized as a reduction of inventory prices and recognized as a reduction of cost of revenue when the related inventory is sold. Sales-related discounts and incentives are recognized as a reduction of cost of revenue when the related inventory is sold. Financing-related incentives are recognized as other income when earned. Other incentives, reflecting reimbursement of qualifying expenses, are recognized as a reduction of the related expense when earned.

Advertising Costs

        Costs incurred for producing and distributing advertising are expensed as incurred. Advertising expense amounted to $3.0 million, $2.6 million and $2.3 million, respectively, for the years ended January 31, 2011, 2010 and 2009.

Stock-Based Compensation

        The Company accounts for stock-based compensation in accordance with the provisions of ASC 718, Compensation—Stock Compensation. This guidance requires that stock-based compensation, which includes stock options and restricted stock, be accounted for at the fair value of the applicable equity instrument. Additional information regarding stock-based compensation is summarized in Note 12.

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

Exit and Disposal Costs

        The Company accounts for exit or disposal activities, including store closures, in accordance with ASC 420, Exit or Disposal Cost Obligations. Such costs mainly include lease termination costs and employee termination costs. The Company records a liability for any remaining lease obligations, net of estimated sublease income, or estimated loss on disposal if the Company buys and subsequently sells the leased property, as of the date the Company ceases using the property. Any subsequent adjustments to that liability as a result of changes in estimates are recorded in the period incurred. The Company records a liability for employee termination costs at the date the termination benefits were communicated to the employees.

        As part of the Company's Construction business action plan, in April 2010, the Company decided to close its Construction store in Columbia Falls, Montana. The primary exit costs relate to estimated lease termination costs of $0.3 million and employee termination costs of $27,000. These exit costs are included in operating expenses on the consolidated statement of operations for the year ended January 31, 2011. The Company transferred the majority of the assets and related floorplan notes payable and long-term debt to other stores. A reconciliation of the beginning and ending liability balance follows:

(in thousands)
Balance at January 31, 2010	$—
Exit costs incurred and charged to expense	333
Exit costs paid	(126)

Balance at January 31, 2011	$207

Recent Accounting Guidance

        In December 2010, the FASB amended authoritative guidance on business combinations, codified in ASC 805, Business Combinations. This guidance clarifies that, when presenting comparative financial statements, registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period. The guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010 with early adoption permitted. The Company adopted this guidance on February 1, 2011 and does not expect it to have a material impact on the Company's consolidated financial statements.

        In December 2010, the FASB amended authoritative guidance on goodwill impairment testing, codified in ASC 305, Intangibles—Goodwill and Other. This guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts, and requires performance of Step 2 of the goodwill impairment test for such reporting units if it is more likely than not that, when considering qualitative factors, an impairment exists. The Company adopted this guidance on February 1, 2011 and does not expect it to have a material impact on the Company's consolidated financial statements.

        In July 2010, the FASB issued authoritative guidance on financing receivables and the allowance for credit losses, codified in ASC 310, Receivables. This guidance amends the current disclosure requirements to provide a greater level of disaggregated information about the credit quality of an entity's financing receivables and its allowance for credit losses. The guidance also requires an entity to disclose credit quality indicators, past due information, and modifications of its financing receivables. The Company adopted this guidance in the quarter ended January 31, 2011. Its adoption did not have a material effect on the Company's consolidated financial statements based on the nature of its receivables.

        In January 2010, the FASB updated authoritative guidance on fair value measurements, codified in ASC 820, Fair Value Measurements and Disclosures. This guidance required additional disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and activity in Level 3 fair value measurements. It also clarified existing disclosure requirements regarding level of disaggregation and valuation inputs and techniques. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of the Level 3 activity, which is effective for interim and fiscal years beginning after December 15, 2010. The Company adopted these provisions on February 1, 2010, except for the Level 3 activity disclosures, which the Company adopted on February 1, 2011. The adoption of the guidance did not have, and the Company does not expect the adoption of the Level 3 activity disclosures to have, a material impact on the Company's consolidated financial statements.

        In October 2009, the FASB issued authoritative guidance on revenue recognition, codified in ASC 605-25, Revenue Recognition. This guidance modifies the fair value requirements of revenue recognition on multiple element arrangements by allowing the use of the "best estimate of selling price" in addition to vendor specific objective evidence and third-party evidence for determining the selling price of a deliverable. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence, (b) third-party evidence, or (c) estimates. In addition, the guidance eliminates the residual method of allocation and significantly expands the disclosure requirements for such arrangements. The Company adopted this guidance on February 1, 2011. Its adoption did not have a material effect on the Company's consolidated financial statements.

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

        In April 2009, the FASB issued authoritative guidance on the accounting and disclosure of assets acquired and liabilities assumed in a business combination that arise from contingencies, and subsequent accounting for these contingencies. This guidance was codified in ASC 805, Business Combinations. The Company adopted this guidance on February 1, 2010. Its adoption did not have a material effect on its consolidated financial statements based on the nature of the assets acquired and liabilities assumed in the Company's business combinations.

NOTE 2—RECEIVABLES

	January 31, 2011	January 31, 2010
	(in thousands)
Trade accounts receivable
Due from customers	$13,295	$8,488
Due from finance companies	16,963	7,941
Due from manufacturers	14,422	5,847

Total trade accounts receivable	44,680	22,276
Other receivables	694	311

	$45,374	$22,587
Less allowance for doubtful accounts	(429)	(333)

	$44,945	$22,254

NOTE 3—INVENTORIES

	January 31, 2011	January 31, 2010
	(in thousands)
New equipment	$209,871	$174,193
Used equipment	162,254	127,884
Parts and attachments	52,694	42,611
Work in process	5,025	2,892

	$429,844	$347,580

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—INVENTORIES (Continued)

        In addition to the above amounts, the Company has estimated that a portion of its parts inventory will not be sold in the next year. Accordingly, these balances have been classified as noncurrent assets.

NOTE 4—PROPERTY AND EQUIPMENT

	January 31, 2011	January 31, 2010
	(in thousands)
Rental fleet equipment	$21,887	$15,231
Machinery and equipment	14,047	11,703
Vehicles	20,003	15,544
Furniture and fixtures	13,756	10,401
Land, buildings, and leasehold improvements	20,904	12,248

	$90,597	$65,127
Less accumulated depreciation	(25,225)	(18,523)

	$65,372	$46,604

        Depreciation expense amounted to $8.9 million, $7.9 million and $4.4 million, respectively, for the years ended January 31, 2011, 2010 and 2009.

NOTE 5—INTANGIBLE ASSETS AND GOODWILL

        The Company acquired intangible assets with finite lives, consisting of covenants not to compete totaling $0.5 million with a weighted-average amortization period of 6.5 years and customer relationships totaling $0.5 million with a weighted-average amortization period of three years, as part of the business combinations and an asset purchase completed during the year ended January 31, 2011. The Company also acquired intangible assets with indefinite lives, consisting of distribution rights totaling $3.6 million, as part of the business combinations completed during the year ended January 31, 2011. No intangible assets were acquired during the year ended January 31, 2010.

        Indefinite lived intangible assets consisted of distribution rights totaling $3.6 million as of January 31, 2011. The following is a summary of intangible assets with finite lives as of January 31, 2011 and 2010:

	Cost	Accumulated Amortization	Net
	(in thousands)
Balance, January 31, 2011
Covenants not to compete	$1,075	$(366)	$709
Customer relationships	451	(12)	439

	$1,526	$(378)	$1,148

Balance, January 31, 2010
Covenants not to compete	$575	$(280)	$295

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—INTANGIBLE ASSETS AND GOODWILL (Continued)

        Amortization expense was $0.1 million, $0.1 million, and $0.2 million for the years ended January 31, 2011, 2010 and 2009, respectively. Future amortization expense, as of January 31, 2011, is expected to be as follows:

Years ending January 31,	Amount
(in thousands)
2012	$303
2013	300
2014	259
2015	121
2016	101
Thereafter	64

$1,148

        Changes in the carrying amount of goodwill during the years ended January 31, 2011 and 2010 are summarized as follows:

	Agriculture	Construction	Total
	(in thousands)
Balance, January 31, 2009	$10,124	$2,340	$12,464
Arising in completed business combinations	1,464	—	1,464
Adjustments to business combinations completed in prior year	1,113	(279)	834
Impairment losses	—	—	—

Balance, January 31, 2010	12,701	2,061	14,762
Arising in completed business combinations	2,245	—	2,245
Adjustments to business combinations completed in prior year	1,384	—	1,384
Impairment losses	—	—	—

Balance, January 31, 2011	$16,330	$2,061	$18,391

NOTE 6—LINES OF CREDIT/FLOORPLAN NOTES PAYABLE

Senior Secured Credit Facility—Operating and Floorplan Lines of Credit

        On October 31, 2010, the Company entered into a Senior Secured Credit Facility (the "Credit Agreement") with a group of banks led by Wells Fargo Bank, National Association (the "Wells Fargo Bank Syndicate"). The Credit Agreement provides for a $175.0 million wholesale floorplan line of credit (the "Floorplan Line") and a $50.0 million working capital line of credit (the "Working Capital Line"), both of which expire October 31, 2014. The Credit Agreement has a variable interest rate on outstanding balances of LIBOR plus an applicable margin of 1.5% to 2.0% per annum, depending upon the Company's consolidated leverage ratio, has a 0.2% to 0.4% non-usage fee on the average monthly unused amount and requires monthly payments of accrued interest. The Credit Agreement is secured by all assets of the Company and contains certain financial covenants that impose a minimum level of fixed charge coverage ratio and a maximum level of debt to tangible net worth ratio and

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—LINES OF CREDIT/FLOORPLAN NOTES PAYABLE (Continued)

include annual thresholds for acquisitions and capital expenditures. The Credit Agreement also restricts our ability to pay cash dividends to an amount not to exceed 50% of consolidated net income for the then trailing four quarters, so long as no default of event of default exists prior to or immediately following such action or otherwise results from such action. As of January 31, 2011, the Company was in compliance with all financial covenants. The Credit Agreement became effective on November 2, 2010.

        The Floorplan Line is used to finance equipment inventory purchases. Amounts outstanding are recorded as floorplan notes payable, within current liabilities on the consolidated balance sheets as the Company intends to repay amounts borrowed within one year.

        The Working Capital Line is used to finance working capital requirements of the Company and replaced the Company's previous $25.0 million operating line and Term Loan (as defined below) with Bremer Bank National Association ("Bremer Bank") and certain notes payable to CNH Capital America LLC ("CNH Capital") for rental fleet equipment. Amounts outstanding are recorded as long-term debt, within long-term liabilities on the consolidated balance sheets, as the Company does not have the intention or obligation to repay amounts borrowed within one year.

Operating Line of Credit

        Prior to November 2010, the Company was party to a Loan Agreement (the "Loan Agreement") with Bremer Bank dated July 15, 2009, as amended on July 13, 2010, which provided for a $25.0 million revolving operating line of credit (the "Revolving Loan") and a $12.9 million term loan (the "Term Loan"). The Loan Agreement was terminated in November 2010 and replaced with the aforementioned Working Capital Line. The Revolving Loan was used to fund short term working capital requirements of the Company. The Revolving Loan had a variable interest rate of 0.25% per annum below a Bremer Bank reference rate (subject to a minimum interest rate floor of 4.5%) on outstanding balances, had a 0.5% non-usage fee on the average monthly unused amount, required monthly payments of accrued interest, and had a maturity date of July 12, 2011. The Term Loan had an interest rate of 5.9%, required monthly payments of principal and interest, and had a maturity date of July 2014. Advances under the Loan Agreement were secured by substantially all of the Company's assets.

Floorplan Lines of Credit

        As of January 31, 2011, the Company had discretionary floorplan lines of credit for equipment purchases totaling approximately $550.0 million with various lending institutions, including the aforementioned $175.0 million Floorplan Line, a $300.0 million Wholesale Floorplan Credit Facility with CNH Capital and $75.0 million Wholesale Financing Plan with Rental Agreement with Agricredit Acceptance LLC ("Agricredit"). Floorplan notes payable relating to these credit facilities totaled approximately $300.6 million of the total floorplan notes payable balance of $320.8 million outstanding as of January 31, 2011 and $245.3 million of the total floorplan notes payable balance of $249.9 million outstanding as of January 31, 2010. As of January 31, 2011, the Company had approximately $242.4 million in available borrowings remaining under these lines of credit. These floorplan notes carried various interest rates primarily ranging from 2.26 to 7.25% as of January 31, 2011, subject to interest-free periods offered by CNH Capital. As of January 31, 2011, the Company was in compliance with all floorplan financial covenants.

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—LINES OF CREDIT/FLOORPLAN NOTES PAYABLE (Continued)

        The available borrowings under the CNH Capital credit facility are reduced by outstanding floorplan notes payable, rental fleet financing and other acquisition-related financing arrangements with CNH Capital. During fiscal 2010, interest rates for new borrowings under the CNH Capital floorplan line of credit ranged from the prime rate plus 0.3% to the prime rate plus 6% per annum, subject to any interest-free periods offered by CNH Capital. Since February 2010, interest rates have been equal to the prime rate plus 4% on new borrowings, subject to any interest-free periods offered by CNH Capital. The CNH Capital credit facility automatically renews on August 31 of each year through August 31, 2012, unless earlier terminated by either party. Under covenants of the CNH Capital credit facility, the Company has agreed, among other things, to maintain various financial ratio levels and to submit certain financial information. It also contains various restrictive covenants that require prior consent of CNH Capital if the Company desires to engage in any acquisition of, consolidation or merger with any other business entity in which the Company is not the surviving company; create subsidiaries; move any collateral outside of the U.S.; or sell, rent, lease or otherwise dispose or transfer any of the collateral, other than in the ordinary course of business. CNH Capital's consent is also required for the acquisition of any CNH dealership. In addition, the CNH Capital credit facility restricts the Company's ability to incur any liens upon any substantial part of its assets. The balances outstanding with CNH Capital are secured by the related inventory. Repayment terms vary by individual notes, but generally payments are made from sales proceeds or rental revenue from the related inventories.

        The Company entered into the Wholesale Financing Plan with Rental Agreement with Agricredit on July 10, 2010, which was amended October 5, 2010 to increase the maximum credit facility from $25.0 million to $75.0 million and require additional covenants. The Agricredit credit facility may be used to purchase or refinance new and used equipment inventory. The interest rate on borrowings under the Agricredit credit facility is equal to the three-month LIBOR rate plus 5.25%. The Agricredit credit facility allows for increase, decrease or termination of the credit facility by Agricredit on 90 days notice. Under covenants of the Agricredit credit facility, the Company had agreed, among other things, to maintain various financial ratio levels, to submit certain financial information, and to obtain prior consent from Agricredit if the Company desired to engage in any acquisition meeting certain financial thresholds. The balances outstanding with Agricredit are secured by the related inventory. Repayment terms vary by individual notes, but generally payments are made from sales proceeds or rental revenue from the related inventories.

        The Company had a $75.0 million credit facility with GE Commercial Distribution Finance Corporation ("GE"). The GE credit facility was terminated in November 2010 and was replaced with the aforementioned Floorplan Line. The GE credit facility had been used to purchase new and used inventory from vendors approved by GE, or to finance or refinance new or used inventory. The interest rate on borrowings under the GE floorplan line of credit was equal to the three-month LIBOR rate plus 4.95%. The GE credit facility allowed for termination by either party on 60 days notice. Under covenants of the GE credit facility, the Company had agreed, among other things, to maintain various financial ratio levels and to submit certain financial information. It also contained various restrictive covenants regarding related party transactions outside of the ordinary course of business and required GE's prior consent if the Company desired to engage in any acquisition meeting certain financial thresholds; made any investments outside of the ordinary course of business; or had a change in control, as defined by the GE credit facility.

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—LONG-TERM DEBT

        The following is a summary of long-term debt as of January 31, 2011 and 2010:

	January 31, 2011	January 31, 2010
	(in thousands)
Working Capital Line payable to the Wells Fargo Bank Syndicate (see details in Note 6)	$26,407	$—
Variable rate notes payable to CNH Capital and other finance companies, variable rates primarily at prime plus 4%, varying monthly installment payments maturing April 2015, secured by rental fleet equipment	1,122	9,591
Fixed rate notes payable to finance companies, interest rates primarily ranging from 3.49% to 10.20%, due in monthly installments including interest and various maturity dates through May 2016, secured by vehicles	3,714	2,870
Fixed rate notes to various finance companies and other parties, interest rates ranging from 3.65% to 7.09%, due in monthly installments including interest and various maturity dates through January 2018, secured by fixed assets	5,628	1,374
Note payable to AgCountry, due February 2011, variable interest at the LIBOR rate plus 4.0%, unsecured	388	780
Other, variable interest rates at 6.5% to 7.25%, various maturity dates through January 2015	357	792
Note payable to Bremer Bank, 5.9%, due in monthly installments of $289,300, original maturity July 2014, secured by all assets of the Company	—	13,663

	37,616	29,070
Less current maturities	(4,207)	(7,218)

	$33,409	$21,852

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—LONG-TERM DEBT (Continued)

        Long-term debt maturities are as follows:

12 Months Ending January 31,	Amount
(in thousands)
2012	$4,207
2013	2,341
2014	2,359
2015	27,187
2016	1,155
Thereafter	367

$37,616

NOTE 8—ACCRUED EXPENSES

	January 31, 2011	January 31, 2010
	(in thousands)
Interest	$143	$661
Compensation	10,167	6,983
Sales and payroll taxes	1,958	938
Health insurance claims liability	653	527
Deferred revenue	2,785	—
Other	1,110	761

	$16,816	$9,870

NOTE 9—OPERATING LEASES AND RELATED PARTY TRANSACTIONS

        As of January 31, 2011 the Company leases buildings pursuant to 41 different operating lease agreements with monthly minimum lease payments of $0.5 million at January 31, 2011 from Dealer Sites, LLC ("Dealer Sites"), an entity in which a minority position is owned by David Meyer, the Company's Chairman and Chief Executive Officer, Tony Christianson, one of the Company's directors, Peter Christianson, the Company's President and Chief Operating Officer, and other Meyer and Christianson family members. Rent expense for leases with Dealer Sites totaled $5.2 million, $3.9 million and $2.3 million for the years ended January 31, 2011, 2010 and 2009, respectively. The leases expire on various dates between May 2012 and April 2022 and provide that the lessee pay all property taxes, utilities, insurance and all expenses necessary for the general upkeep of the respective buildings.

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—OPERATING LEASES AND RELATED PARTY TRANSACTIONS (Continued)

        Rent expense for building leases with related parties other than Dealer Sites totaled $0.2 million, $0.1 million, and $0.4 million for the years ended January 31, 2011, 2010 and 2009, respectively. During fiscal year 2011, the Company leased two buildings pursuant to operating leases from C.I. Farm Power, Inc., a company affiliated with Peter Christianson, and Arthur Mercantile Company, a company for which James L. Williams, one of the Company's directors, is the President and Treasurer. The lease with C.I. Farm Power, Inc. expires in July 2013 and the lease with Arthur Mercantile Company will expire in May 2019. During fiscal year 2009 the Company leased various buildings on operating leases from Meyer Family Limited Partnership, Padre Partnership, and Landco LLC, companies also affiliated with David Meyer and Peter Christianson.

        The Company also leases 47 additional buildings under operating lease agreements with unrelated parties and leases office equipment under various operating lease agreements. The leases expire at various dates through July 2022. Rent and lease expense under all operating leases totaled $9.8 million, $7.8 million and $4.9 million during the years ended January 31, 2011, 2010 and 2009, respectively. Certain leases have fluctuating minimum lease payments. The Company recognizes lease expense on a straight-line basis over the expected term of the lease.

        Approximate minimum future lease payments are as follows:

Years ending January 31,	Amount
(in thousands)
2012	$11,305
2013	10,455
2014	9,677
2015	9,469
2016	8,833
Thereafter	30,429

$80,168

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—INCOME TAXES

        Net deferred tax assets and liabilities consist of the following components as of January 31, 2011 and 2010:

	2011	2010
	(in thousands)
Current deferred tax assets:
Inventory allowances	$1,811	$1,140
Stock-based compensation	380	357
Receivables	172	133
Other	884	636

	$3,247	$2,266

Non-current deferred tax assets (liabilities):
Property and equipment	$(8,348)	$(6,156)
Intangibles	(641)	(355)
Other, net	(23)	155

	$(9,012)	$(6,356)

        The provision for income taxes charged to income for the years ended January 31, 2011, 2010 and 2009 consists of the following:

	2011	2010	2009
	(in thousands)
Currently payable
Federal	$10,676	$7,652	$9,202
State	2,544	1,753	2,260
Deferred	1,675	1,850	968

	$14,895	$11,255	$12,430

        The reconciliation of the statutory federal income tax rate to the Company's effective rate is as follows:

	2011	2010	2009
U.S. Statutory Rate	35.0%	35.0%	35.0%
State taxes on income net of federal tax benefit	5.1%	5.1%	5.2%
All other, net	(0.1)%	1.6%	0.5%

	40.0%	41.7%	40.7%

Uncertain Tax Positions

        The Company identified an uncertain tax position and recorded an unrecognized tax benefit during the year ending January 31, 2008. This unrecognized tax benefit was included in other long-term liabilities on the Company's consolidated balance sheet. In August 2009, the Internal Revenue Service ("IRS") completed its audit of the Company, including the uncertain tax position taken during fiscal 2008. All amounts owed to state and federal taxing authorities were paid during the year ended January 31, 2010. There were not any additional unrecognized tax benefits identified during the year

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—INCOME TAXES (Continued)

ended January 31, 2011. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended January 31, 2010 and 2009 is shown in the table below. There was no activity related to unrecognized tax benefits for the year ended January 31, 2011.

	January 31, 2010	January 31, 2009
	(in thousands)
Balance, beginning of year	$446	$420
Additions for tax positions related to current year	—	—
Additions/reductions for tax positions taken in prior years
Accrued interest expense	9	26
Reduction due to final IRS settlement	(14)	—
Reductions for tax positions as a result of:
Settlements	(441)	—
Lapse of statute of limitations	—	—

Balance, end of year	$—	$446

        The Company files income tax returns in the U.S. federal jurisdiction and various states and is no longer subject to income tax examinations by U.S. federal tax authorities for fiscal years ended on or prior to January 31, 2008 and state tax authorities for fiscal years ended on or prior to January 31, 2006.

NOTE 11—CAPITAL STRUCTURE

        The Company's certificate of incorporation provides the Company with the authority to issue 30,000,000 shares of $0.00001 par value stock, consisting of 25,000,000 shares of common stock and 5,000,000 shares classified as undesignated.

NOTE 12—STOCK-BASED COMPENSATION AND STOCK WARRANTS

Stock Warrants

        The following table summarizes stock warrant activity for the year ended January 31, 2011:

	Number of Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
	(in thousands)		(in thousands)
Outstanding and exercisable at January 31, 2010	83	$3.43	$629	3.1
Granted	—	—
Exercised	(43)	3.36
Forfeited	—	—

Outstanding and exercisable at January 31, 2011	40	$3.50	$832	2.4

        The aggregate intrinsic value of stock warrants exercised was $0.6 million, $0.3 million and $0.1 million for the years ended January 31, 2011, 2010 and 2009, respectively.

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

Stock Award Plans

        The Company implemented the 2005 Equity Incentive Plan, a stock-based compensation plan (the "Plan"), during the year ended January 31, 2006. In August 2007, the Plan was amended to increase the number of shares available under the Plan from 500,000 to 1,000,000 shares. The purpose of the Plan is to provide incentive compensation to participants for services that have been or will be performed for continuing as employees or members of the Board of Directors of the Company. Under the Plan, the Company may grant incentive stock options, non-qualified stock options and restricted stock for up to 1,000,000 shares of common stock under all forms of awards. The Company accounts for stock options and restricted stock using the fair value method under ASC 718, Compensation—Stock Compensation. Shares issued for stock-based awards consist of authorized but unissued shares. The Company has approximately 92,000 shares authorized and available for future equity awards under the Plan as of January 31, 2011.

        Compensation cost charged to operations under the Plan was $1.2 million, $1.0 million and $0.7 million for the years ended January 31, 2011, 2010 and 2009, respectively. The related income tax benefit (net) was $0.3 million, $0.2 million, and $0.2 million for the years ended January 31, 2011, 2010 and 2009, respectively.

Stock Options

        The Company grants stock options as part of its long-term incentive compensation to employees and members of the Board of Directors of the Company. Stock options vest over a period of four to six years for employees and immediately for members of the Board of Directors, and have contractual terms of five to ten years.

        The following table summarizes stock option activity for the year ended January 31, 2011:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
	(in thousands)		(in thousands)
Outstanding at January 31, 2010	631	$10.90
Granted	—	—
Exercised	(27)	6.49
Forfeited	(2)	22.21

Outstanding at January 31, 2011	602	$11.05	$7,958	6.0

Exercisable at January 31, 2011	334	$9.63	$4,878	5.6

        The aggregate intrinsic value of stock options exercised was $0.2 million, $0.1 million and $0.2 million for the years ended January 31, 2011, 2010 and 2009, respectively. The weighted-average

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—STOCK-BASED COMPENSATION AND STOCK WARRANTS (Continued)

grant date fair value of stock options granted was $11.16 and $8.41 for the years ended January 31, 2010, and 2009, respectively. There were no stock options granted for the year ended January 31, 2011. The Company recognizes the fair value of stock options as compensation expense ratably over the vesting period of the award. The fair value of each stock option granted is estimated using the Black-Scholes option pricing model. The following assumptions were made in estimating fair value for stock options granted during the following fiscal years:

Assumption	2010	2009
Dividend yield	0%	0%
Risk-free interest rate	3.1%	2.1 – 3.6%
Expected life of options	6.75 years	6.75 – 8 years
Expected volatility	39%	34 – 42%

        The following is a summary of information related to options outstanding and exercisable at January 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
	(in thousands)			(in thousands)
$ 4.00 – 4.50	105	5.4	$4.46	73	5.4	$4.44
7.50 – 10.20	333	5.4	8.64	207	5.1	8.70
11.15 – 14.69	33	7.8	11.85	10	7.8	11.88
21.21 – 26.84	131	7.4	22.24	44	7.4	22.24

	602	6.0	11.05	334	5.6	9.63

        As of January 31, 2011 there was $1.2 million of unrecognized compensation cost on non-vested stock options that is expected to be recognized over a weighted-average period of 2.6 years.

Restricted Stock

        The Company grants restricted stock awards in addition to stock options as part of its long-term incentive compensation to employees and members of the Board of Directors of the Company. The fair value of the restricted stock is determined based on the closing market price of the Company's stock on the date of grant. The restricted stock primarily vests over a period of three to six years for employees and over one year for members of the Board of Directors. The Company recognizes compensation expense ratably over the vesting period of the restricted stock.

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—STOCK-BASED COMPENSATION AND STOCK WARRANTS (Continued)

        The following table summarizes restricted stock activity for the year ended January 31, 2011:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
	(number of shares in thousands)
Nonvested at January 31, 2010	163	$11.45	2.5
Granted	86	14.94
Forfeited	(10)	11.36
Vested	(70)	9.40

Nonvested at January 31, 2011	169	$14.06	2.8

        The weighted-average grant date fair value of restricted stock granted was $14.94, $12.89 and $17.45 during the years ended January 31, 2011, 2010 and 2009, respectively. The total fair value of restricted stock vested was $1.2 million, $0.1 million, and $0.1 million during the years ended January 31, 2011, 2010 and 2009, respectively. As of January 31, 2011, there was $1.6 million of unrecognized compensation cost on non-vested restricted stock that is expected to be recognized over a weighted-average period of 2.8 years.

NOTE 13—EMPLOYEE BENEFIT PLANS

        The Company has a 401(k) profit-sharing plan for full-time employees at least 19 years of age. The Company makes matching contributions of 50% of qualifying employee elective contributions to the plan. The Company's matching contributions to the plan of $2.4 million, $1.5 million and $1.2 million were charged to expense for the years ended January 31, 2011, 2010 and 2009, respectively. In addition, the Company may make a discretionary contribution to the plan as determined by the Board of Directors, with a maximum amount equal to the amount allowed under the IRS regulations. The Company did not make any discretionary contributions to the plan for the years ended January 31, 2011, 2010 and 2009.

NOTE 14—BUSINESS COMBINATIONS

        The Company continued to implement its strategy of consolidating dealerships in desired market areas. Below is a summary of the acquisitions completed for the years ended January 31, 2011, 2010 and 2009. In certain of the business combination transactions the Company recognized goodwill. Factors contributing to the recognition of goodwill include an evaluation of enterprise value, historical financial performance, estimated industry potential within the market and the market territory relationship to other existing and future planned Company locations. Pro forma results are not presented as the acquisitions are not considered material, individually or in aggregate, to the Company. The results of operations have been included in the Company's consolidated results of operations since the date of each respective business combination.

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—BUSINESS COMBINATIONS (Continued)

Fiscal 2011

        On June 1, 2010, the Company acquired certain assets of Hubbard Implement, Inc. The acquired entity consisted of one agricultural equipment store located in Iowa Falls, Iowa which is contiguous to the Company's existing locations in Grundy Center and Waverly, Iowa. The acquisition-date fair value of the total consideration transferred for the dealership was $1.5 million.

        On December 31, 2010, the Company acquired certain assets of Fairbanks International, Inc. ("Fairbanks"), Fairbanks's wholly-owned subsidiary, Fairbanks Leasing, Inc., and an affiliated entity of Fairbanks, GuideNet Systems, LLC. The acquisition consists of six agricultural equipment stores in Grand Island, Kearney, Lexington, Holdrege, Hastings, and North Platte, Nebraska and expands the Company's agricultural presence in the Midwest. The acquisition-date fair value of the total consideration transferred for the dealerships was $29.7 million.

        During the year ended January 31, 2011, adjustments were recorded for additional consideration of $1.4 million earned and paid under agreements disclosed in the Company's Form 10-K for the fiscal year ended January 31, 2010 as filed with the SEC. This additional consideration resulted in a net increase in goodwill of $1.4 million.

Fiscal 2010

Winger Implement, Inc.

        On May 1, 2009, the Company acquired 100% of the outstanding stock of Winger Implement, Inc. and subsequently merged the acquired entity into the Company. The acquired entity consisted of one agricultural equipment store located in Winger, Minnesota and expands the Company's presence in the Red River Valley. The acquisition-date fair value of the total consideration transferred for the dealership was $1.5 million.

Arthur Mercantile Company

        On May 28, 2009, the Company acquired certain assets of Arthur Mercantile Company. The acquired entity consisted of one agricultural equipment store located in Arthur, North Dakota and expands the Company's presence in the Red River Valley. The acquisition-date fair value of the total consideration transferred for the dealership was $0.8 million. James L. Williams, Arthur Mercantile Company's President and Treasurer, is a Titan Machinery director.

Valley Equipment, Inc.

        On June 30, 2009, the Company acquired certain assets of Valley Equipment, Inc. in Mayville, North Dakota. The acquired entity consisted of one agricultural equipment store and expands the Company's presence in the Red River Valley. The acquisition-date fair value of the total consideration transferred for the dealership was $0.8 million. James L. Williams, Valley Equipment, Inc.'s President, is a Titan Machinery director.

Lickness Bros. Implement Co.

        On August 14, 2009, the Company acquired certain assets of Lickness Bros. Implement Co. The acquired entity consisted of one agricultural equipment store located in Britton, South Dakota and is

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—BUSINESS COMBINATIONS (Continued)

contiguous to existing markets in Northeast South Dakota and Southeast North Dakota. The acquisition-date fair value of the total consideration transferred for the dealership was $0.2 million.

Oskaloosa Implement Co.

        On November 2, 2009, the Company acquired certain assets of Oskaloosa Implement Co. The acquired entity consisted of two agricultural equipment stores located in Pella and Oskaloosa, Iowa and expands the Company's presence in Iowa. The acquisition-date fair value of the total consideration transferred for the dealerships was $2.6 million.

Valley Farm Equipment, Inc.

        On November 2, 2009, the Company acquired 100% of the outstanding stock of Valley Farm Equipment, Inc. and subsequently merged the acquired entity into the Company. The acquired entity consisted of one agricultural equipment store located in Milbank, South Dakota and is strategically located in the Whetstone Valley in Eastern South Dakota, between Titan Machinery's existing dealerships in Graceville, Minnesota, Watertown, South Dakota, and Aberdeen, South Dakota. The acquisition-date fair value of the total consideration transferred for the dealership was $1.9 million.

        During the year ended January 31, 2010 adjustments were recorded to finalize the purchase price allocations of prior acquisitions and for additional consideration of $1.1 million earned and paid under agreements disclosed below. These adjustments and additional consideration resulted in a net increase in goodwill of $0.8 million.

Fiscal 2009

Western Plains Machinery Co. and WP Rentals LLC

        On December 31, 2008, the Company acquired certain assets of WP Rentals LLC and 100% of the outstanding stock of Western Plains Machinery Co., and subsequently merged the acquired entity into the Company. WP Rentals LLC consisted of three construction equipment rental stores located in Billings and Belgrade, Montana and Cheyenne, Wyoming. Western Plains Machinery Co. consisted of six construction equipment stores in Billings, Great Falls, Missoula, and Columbia Falls, Montana and Casper and Gillette, Wyoming. These nine locations expand the number of Titan Machinery locations that offer construction equipment and are contiguous to existing markets in western South Dakota and North Dakota. The total consideration for the dealerships included cash payments of $7.7 million.

Anderson Power and Equipment, Inc.

        On December 22, 2008, the Company acquired 100% of the outstanding stock of Anderson Power and Equipment, Inc. and subsequently merged the acquired entity into the Company. The acquired entity consisted of an agricultural equipment store located in Thief River Falls, Minnesota and is contiguous to existing markets in Western Minnesota and Eastern North Dakota. The total cash purchase price for the dealership was $2.2 million.

Pioneer Garage, Inc.

        On October 1, 2008, the Company acquired certain assets of Pioneer Garage, Inc. The acquired entity consisted of three agricultural equipment stores located in Pierre, Highmore, and Miller,

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—BUSINESS COMBINATIONS (Continued)

South Dakota. These stores are contiguous to existing markets in South Dakota. The total cash purchase price for the dealerships was $5.5 million.

Wolf's Farm Equipment, Inc.

        On September 12, 2008, the Company acquired certain assets of Wolf's Farm Equipment, Inc. The dealership is located in Kintyre, North Dakota and is contiguous to existing markets. The total cash purchase price for the dealership was $0.6 million.

Mid-Land Equipment Company, L.C.

        On May 28, 2008, the Company acquired certain assets of Mid-Land Equipment Company, L.C. The acquired entity consisted of six construction equipment stores located in Des Moines, Davenport, Clear Lake and Cedar Rapids, Iowa, and Omaha and Lincoln, Nebraska. These stores are contiguous to existing markets in South Dakota and overlay the existing agricultural locations in Iowa. The total cash purchase price for the dealerships was $14.4 million.

Quad County Implement, Inc.

        On May 1, 2008, the Company acquired 100% of the outstanding stock of Quad County Implement, Inc. and subsequently merged the acquired entity into the Company. The dealership is located in Blairstown, Iowa and is contiguous to existing markets. The acquisition increases the Company's market share in central Iowa. The total cash purchase price for the dealership was $2.0 million.

Ceres Equipment, Inc.

        On February 1, 2008, the Company acquired certain assets of Ceres Equipment, Inc. The dealership is located in Roseau, Minnesota and is contiguous to existing markets. The acquisition increases the Company's market share in the northwest area of Minnesota. The total cash purchase price for the dealership was $3.9 million.

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—BUSINESS COMBINATIONS (Continued)

        The allocations of the purchase prices in the above business combinations are presented in the following table:

	January 31, 2011	January 31, 2010	January 31, 2009
	(in thousands)
Cash	$4	$315	$54
Receivables	2,812	558	4,905
Inventories	21,241	15,189	42,594
Deferred income taxes	—	93	63
Property and equipment	5,512	1,462	22,255
Intangible assets	4,387	—	250
Other assets	—	—	89
Goodwill	3,629	2,298	4,193

	$37,585	$19,915	$74,403

Accounts payable	$—	$(149)	$3,367
Floorplan notes payable	2,737	8,765	24,608
Customer deposits	1,868	286	392
Accrued expenses	207	205	290
Income taxes payable	—	(51)	1,100
Long-term debt	—	1,877	8,084
Deferred income taxes	—	256	334

	$4,812	$11,189	$38,175

Cash consideration	32,316	7,581	35,575
Non-cash consideration: other long-term liabilities	457	1,145	653

Total consideration	$32,773	$8,726	$36,228

Goodwill related to the Agriculture operating segment	$3,629	$2,577	$1,853
Goodwill related to the Construction operating segment	$—	$(279)	$2,340
Goodwill expected to be deductible for tax purposes	$3,629	$2,011	$3,730

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

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        The carrying amount of cash, receivables, payables, short-term debt and other current liabilities approximates fair value because of the short maturity and/or frequent repricing of those instruments. Based upon current borrowing rates with similar maturities, the carrying value of the long-term debt approximates the fair value as of January 31, 2011 and 2010.

NOTE 16—SEGMENT INFORMATION AND OPERATING RESULTS

        The Company owns and operates a network of full service agricultural and construction equipment stores in the United States. The Company's two reportable segments, Agriculture and Construction, each offer different products and the operating results for each segment are reported separately to the Company's senior management to make decisions regarding the allocation of resources, to assess the Company's operating performance and to make strategic decisions.

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

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—SEGMENT INFORMATION AND OPERATING RESULTS (Continued)

        Certain financial information for each of the Company's business segments is set forth below.

	January 31, 2011	January 31, 2010	January 31, 2009
	(in thousands)
Revenues
Agriculture	$979,016	$751,258	$624,035
Construction	152,646	116,361	88,032

Segment revenues	1,131,662	867,619	712,067
Eliminations	(37,173)	(28,838)	(21,630)

Total	$1,094,489	$838,781	$690,437

Income (Loss) Before Income Taxes
Agriculture	$44,083	$36,133	$32,023
Construction	(3,451)	(6,837)	604

Segment income (loss) before income taxes	40,632	29,296	32,627
Shared Resources	(3,133)	(2,120)	(1,678)
Eliminations	(262)	(184)	(444)

Income before income taxes	$37,237	$26,992	$30,505

Interest Income
Agriculture	$111	$94	$49
Construction	129	74	11

Segment interest income	240	168	60
Shared Resources	119	169	1,038

Total	$359	$337	$1,098

Interest Expense
Agriculture	$8,140	$4,471	$5,018
Construction	3,188	2,488	1,669

Segment interest expense	11,328	6,959	6,687
Shared Resources	(2,744)	(11)	(2,718)

Total	$8,584	$6,948	$3,969

Depreciation and Amortization
Agriculture	$4,034	$3,416	$2,494
Construction	3,855	3,793	1,510

Segment depreciation and amortization	7,889	7,209	4,004
Shared Resources	1,080	741	579

Total	$8,969	$7,950	$4,583

Capital Expenditures
Agriculture	$3,395	$6,567	$4,659
Construction	4,221	2,917	770

Segment capital expenditures	7,616	9,484	5,429
Shared Resources	9,116	2,910	1,799

Total	$16,732	$12,394	$7,228

Total Assets
Agriculture	$514,049	$350,086	$252,599
Construction	98,535	87,910	87,317

Segment assets	612,584	437,996	339,916
Shared Resources	37,340	77,631	70,963
Eliminations	(1,078)	(815)	(631)

Total	$648,846	$514,812	$410,248

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17—SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

        The following reflects selected quarterly financial information for fiscal years 2011 and 2010.

	Revenue	Gross Profit	Net Income	Earnings per Share-Basic	Earnings per Share-Diluted
	(in thousands, except per share data)
2011
First quarter	$205,457	$34,443	$1,559	$0.09	$0.09
Second quarter	209,666	36,048	2,714	0.15	0.15
Third quarter	311,307	47,978	7,706	0.44	0.42
Fourth quarter	368,059	56,099	10,363	0.58	0.57
2010
First quarter	$166,301	$28,516	$1,790	$0.10	$0.10
Second quarter	193,192	36,008	4,851	0.28	0.27
Third quarter	227,018	39,583	5,733	0.33	0.32
Fourth quarter	252,270	36,988	3,363	0.19	0.19

NOTE 18—SUBSEQUENT EVENTS

        On February 28, 2011, the Company acquired certain assets of Tri-State Implement, Inc. The acquired entity consisted of one agricultural equipment store located in Sioux Falls, South Dakota which is contiguous to the Company's existing construction location in Sioux Falls. The acquisition-date fair value of the total consideration transferred for the dealership was $1.0 million.

        On March 31, 2011, the Company acquired 100% of the outstanding stock of Schoffman's Inc. The acquisition consisted of one agricultural equipment store in Redwood Falls, Minnesota and is contiguous to the Company's existing location in Marshall, Minnesota. The acquisition-date fair value of the total consideration transferred for the dealership was $5.8 million.

        On April 1, 2011, the Company acquired certain assets of ABC Rental & Equipment Sales. The acquired entity consisted of four construction equipment rental stores located in Williston, North Dakota, and Bozeman, Missoula, and Big Sky, Montana. This acquisition expands the Company's opportunity to capitalize on increased activity of the surrounding oil, coal and natural gas exploration and extraction in Montana, North and South Dakota, as well as Wyoming. The acquisition-date fair value of the total consideration transferred for the dealership was $5.4 million.

        On April 15, 2011, the Company entered into a Purchase Agreement to acquire certain assets of Carlson Tractor & Equipment, Inc. The acquisition consists of two construction equipment stores in Rogers and Rosemount, Minnesota and expands the Company's Construction presence in Minnesota. The Company expects the closing date to be on or around May 15, 2011.

Schedule II—Valuation and Qualifying Accounts and Reserves

Titan Machinery Inc.

Classification	Beginning Balance	Additions Charged to Expenses	Deductions for Write-offs	Ending Balance
	(in thousands)
Valuation reserve deduction from receivables:
Year ended January 31, 2011	$333	$805	$(709)	$429
Year ended January 31, 2010	214	458	(339)	333
Year ended January 31, 2009	189	273	(248)	214

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        Evaluation of Disclosure Controls and Procedures.    After evaluating the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this annual report, our Chief Executive Officer and Chief Financial Officer, with the participation of the Company's management, have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective.

        Management's Report on Internal Control Over Financial Reporting    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of January 31, 2011.

        Eide Bailly LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited our internal control over financial reporting as of January 31, 2011, as stated in their attestation report included in Part II, Item 8 of this Annual Report on Form 10-K.

        Changes in Internal Control over Financial Reporting.    There has not been any change in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during its most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        Effective February 1, 2011, the base salary for the Company's Chief Executive Officer, David J. Meyer, and President and Chief Operating Officer, Peter J. Christianson, was increased to $330,000 under the amended and restated employment agreements dated October 1, 2010 with Messrs. Meyer and Christianson.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Other than the information included in Part I of this Form 10-K under the heading "Executive Officers of the Registrant," the information required by Item 10 is incorporated by reference to the sections labeled "Election of Directors," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance," all of which appear in our definitive proxy statement for our 2011 Annual Meeting.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated herein by reference to the sections entitled "Executive Compensation," "Non-Employee Director Compensation," "Compensation Committee," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report," all of which appear in our definitive proxy statement for our 2011 Annual Meeting.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 is incorporated herein by reference to the sections entitled "Principal Stockholders and Management Stockholdings" and "Equity Compensation Plan Information," both of which appear in our definitive proxy statement for our 2011 Annual Meeting.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Item 13 is incorporated herein by reference to the sections entitled "Corporate Governance—Independence" and "Certain Relationships and Related Party Transactions," both of which appear in our definitive proxy statement for our 2011 Annual Meeting.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by Item 14 is incorporated herein by reference to the section entitled "Fees of the Independent Registered Public Accounting Firm," which appears in our definitive proxy statement for our 2011 Annual Meeting.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

  (a)
  Documents filed as part of this report.

  (1)
  Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

      Report of Eide Bailly LLP on Consolidated Financial Statements and Financial Statement Schedule as of January 31, 2011 and 2010 and for each of the three years in the period ended January 31, 2011

      Report of Eide Bailly LLP on Internal Control Over Financial Reporting as of January 31, 2011

      Consolidated Balance Sheets as of January 31, 2011 and 2010

      Consolidated Statements of Operations for each of the three years in the period ended January 31, 2011

      Consolidated Statements of Stockholders' Equity for each of the three years in the period ended January 31, 2011

      Consolidated Statements of Cash Flows for each of the three years in the period ended January 31, 2011

      Notes to Consolidated Financial Statements

    (2)
    Financial Statement Schedules. The following consolidated financial statement schedule is included in Item 8:

      Schedule II—Valuation and Qualifying Accounts and Reserves

      All other financial statement schedules have been omitted, because they are not applicable, are not required, or the information is included in the Financial Statements or Notes thereto

    (3)
    Exhibits. See the Exhibit Index to our Form 10-K immediately following the signature page to this Annual Report on Form 10-K

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 18, 2011
TITAN MACHINERY INC.
By	/s/ DAVID J. MEYER David J. Meyer, Chairman and Chief Executive Officer	By	/s/ MARK P. KALVODA Mark P. Kalvoda Chief Financial Officer

POWER OF ATTORNEY

        Each person whose signature appears below constitutes DAVID J. MEYER and MARK P. KALVODA his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ DAVID J. MEYER David J. Meyer	Chairman and Chief Executive Officer (principal executive officer)	April 18, 2011
/s/ PETER J. CHRISTIANSON Peter J. Christianson	President and Chief Operating Officer, Director	April 18, 2011
/s/ MARK P. KALVODA Mark P. Kalvoda	Chief Financial Officer, (principal financial officer and principal accounting officer)	April 18, 2011
/s/ GORDON PAUL ANDERSON Gordon Paul Anderson	Director	April 18, 2011

Signatures	Title	Date

/s/ TONY CHRISTIANSON Tony Christianson	Director	April 18, 2011
/s/ JAMES WILLIAMS James Williams	Director	April 18, 2011
/s/ JAMES IRWIN James Irwin	Director	April 18, 2011
/s/ JOHN BODE John Bode	Director	April 18, 2011
/s/ THEODORE WRIGHT Theodore Wright	Director	April 18, 2011
/s/ STANLEY DARDIS Stanley Dardis	Director	April 18, 2011

EXHIBIT INDEX
TITAN MACHINERY INC.
FORM 10-K

Exhibit No.	Description
3.1	Certificate of Incorporation of the registrant(b)
3.2	Bylaws of the registrant, as amended(e)
4.1	Specimen Certificate representing shares of common stock of Titan Machinery Inc.(c)
4.2	Common Stock Purchase Warrant, dated April 7, 2003, in favor of Cherry Tree Securities, LLC(b)
4.3	Common Stock Purchase Warrant, dated August 1, 2004, in favor of Cherry Tree Securities, LLC(b)
4.4	Form of Director Warrant.**(f)
10.1	2005 Equity Incentive Plan**(a)
10.2	Amended and Restated Employment Agreement, dated October 1, 2010, between David Meyer and the registrant**(j)
10.3	Amended and Restated Employment Agreement, dated October 1, 2010, between Peter Christianson and the registrant**(k)
10.4	Non-employee Director Compensation Policy**(c)
10.5	Agricultural Equipment Sales & Service Agreement, dated December 31, 2002, between Case, LLC and the registrant(a)
10.6	Construction Equipment Sales & Service Agreement, dated effective April 8, 2003, between Case, LLC and the registrant(a)
10.7	Dealer Agreement, dated April 14, 2003, between New Holland North America, Inc. and the registrant, as amended December 27, 2005 and December 9, 2006(a)
10.8	Construction Equipment Sales & Service Agreement, dated effective June 15, 2006, between CNH America, LLC and the registrant(a)
10.9	Dealer Agreement, effective February 20, 2007, between CNH America LLC and the registrant(a)
10.10	Dealer Agreement, dated effective June 22, 2006, between CNH America LLC and the registrant(a)
10.11	Dealer Agreements, dated effective April 1, 2006, between CNH America and the registrant(a)
10.12	Dealer Agreement, dated April 1, 2005, between CNH America LLC and the registrant(a)
10.13	Dealer Agreement, dated effective January 1, 2000 between New Holland North America, Inc. and the registrant(a)
10.14	Dealer Security Agreements between New Holland North America, Inc. and the registrant(a)
10.15	Dealer Security Agreements between CNH America LLC and the registrant(a)
10.16	Lease by and between Rocking Horse Farm, LLC and the registrant, dated August 2, 2004, and Addendum No. 1 thereto dated September 13, 2005(a)

Exhibit No.	Description
10.17	Wholesale Floor Plan Credit Facility and Security Agreement, dated as of February 21, 2006, between CNH Capital America LLC and the registrant(a)
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
10.34	Form of Director and Officer Indemnification Agreement(b)
10.35	Agreement, dated July 17, 2007, between Cherry Tree Securities, LLC and the registrant(b)
10.36	Amendment to Loan Documents dated December 4, 2007 between the registrant and Bremer Bank, N.A.(d)

Exhibit No.	Description
10.37	Titan Machinery Inc. Fiscal 2009 Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2007).**
10.38	Titan Machinery Inc. Executive Bonus Plan (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2007).**
10.39*	Compensation Arrangements for Executive Officers**
10.40	Loan Agreement, dated July 15, 2009, between Bremer Bank, N.A. and the registrant(g)
10.41	Letter Agreement with CNH Capital America, LLC dated November 25, 2009(h)
10.42	Second Amended and Restated Agreement for Wholesale Financing, dated March 12, 2010, between GE Commercial Distribution Finance Corporation and the registrant(i)
10.43	Letter Agreement with CNH Capital America, LLC dated February 19, 2010(i)
10.44	Credit Agreement dated as of October 31, 2010 by and among the registrant, Wells Fargo Bank, National Association, and the Financial Institutions Party Thereto(l)
21	Subsidiaries of the Registrant: Transportation Solutions, LLC, a North Dakota limited liability company
23.1*	Consent of Eide Bailly, LLP
24.1*	Power of Attorney (Included on Signature Page)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(d)
Incorporated herein by reference to the cited exhibit in Amendment No. 7 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on December 5, 2007.

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

(i)
Incorporated herein by reference to the cited exhibit in the registrant's Annual Report on Form 10-K filed with the Commission on April 15, 2010.

(j)
Incorporated herein by reference to Exhibit 10.1 in the registrant's Quarterly Report on Form 10-Q filed with the Commission on December 9, 2010.

(k)
Incorporated herein by reference to Exhibit 10.2 in the registrant's Quarterly Report on Form 10-Q filed with the Commission on December 9, 2010.

(l)
Incorporated herein by reference to Exhibit 10.3 in the registrant's Quarterly Report on Form 10-Q filed with the Commission on December 9, 2010.