Form 10-Q
period 2011-04-30
Titan Machinery Inc.
filed 2011-06-09
CIK 1409171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

Commission File No. 001-33866

TITAN MACHINERY INC.

(Exact name of registrant as specified in its charter)

Delaware	No. 45-0357838
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

644 East Beaton Drive

West Fargo, ND 58078-2648

(Address of Principal Executive Offices)

Registrant’s telephone number (701) 356-0130

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES  ☐  NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

The number of shares outstanding of the registrant’s common stock as of May 31, 2011 was: Common Stock, $0.00001 par value, 20,681,468 shares.

TITAN MACHINERY INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. — FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

TITAN MACHINERY INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	April 30,	January 31,
	2011	2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$81,607	$76,112
Receivables, net	51,474	44,945
Inventories	463,506	429,844
Prepaid expenses	939	1,003
Deferred income taxes	3,238	3,247

Total current assets	600,764	555,151

INTANGIBLES AND OTHER ASSETS
Noncurrent parts inventories	2,606	2,405
Goodwill	19,285	18,391
Intangible assets, net of accumulated amortization	6,676	4,734
Other	2,691	2,793
	31,258	28,323
PROPERTY AND EQUIPMENT, net of accumulated depreciation	79,434	65,372

	$711,456	$648,846

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$26,731	$15,957
Floorplan notes payable	354,396	320,801
Current maturities of long-term debt and short-term advances	8,088	4,207
Customer deposits	37,072	28,180
Accrued expenses	15,460	16,816
Income taxes payable	2,292	2,093
Total current liabilities	444,039	388,054

LONG-TERM LIABILITIES
Long-term debt, less current maturities	33,092	33,409
Deferred income taxes	9,663	9,012
Other long-term liabilities	2,530	3,814
	45,285	46,235

STOCKHOLDERS’ EQUITY
Common stock, par value $.00001 per share, authorized - 25,000 shares; issued and outstanding - 17,922 at April 30, 2011 and 17,917 at January 31, 2011	—	—
Additional paid-in-capital	140,773	140,466
Retained earnings	81,359	74,091
	222,132	214,557
	$711,456	$648,846

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended
	April 30,
	2011	2010

REVENUE
Equipment	$249,229	$150,360
Parts	41,910	35,063
Service	20,964	16,551
Other, including trucking and rental	6,062	3,483
TOTAL REVENUE	318,165	205,457

COST OF REVENUE
Equipment	223,301	136,801
Parts	29,720	25,186
Service	7,908	5,971
Other, including trucking and rental	4,433	3,056
TOTAL COST OF REVENUE	265,362	171,014

GROSS PROFIT	52,803	34,443

OPERATING EXPENSES	39,436	29,796

INCOME FROM OPERATIONS	13,367	4,647

OTHER INCOME (EXPENSE)
Interest and other income	285	173
Floorplan interest expense	(1,162)	(1,801)
Interest expense other	(275)	(377)

INCOME BEFORE INCOME TAXES	12,215	2,642

PROVISION FOR INCOME TAXES	(4,947)	(1,083)

NET INCOME	$7,268	$1,559

EARNINGS PER SHARE - NOTE 1

EARNINGS PER SHARE - BASIC	$0.41	$0.09
EARNINGS PER SHARE - DILUTED	$0.40	$0.09

WEIGHTED AVERAGE SHARES - BASIC	17,754	17,617
WEIGHTED AVERAGE SHARES - DILUTED	18,309	18,040

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended April 30,
	2011	2010

OPERATING ACTIVITIES
Net income	$7,268	$1,559
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation and amortization	2,642	2,078
Deferred income taxes	20	(376)
Stock-based compensation expense	301	275
Other	4	24
Changes in assets and liabilities, net of purchase of equipment dealerships assets and assumption of liabilities
Receivables, prepaid expenses and other assets	(6,011)	(1,900)
Inventories	(29,542)	6,771
Floorplan notes payable	4,253	(905)
Accounts payable, customer deposits, accrued expenses and other long-term liabilities	16,383	190
Income taxes	(249)	604

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	(4,931)	8,320

INVESTING ACTIVITIES
Property and equipment purchases	(2,286)	(2,166)
Net proceeds from sale of equipment	647	119
Purchase of equipment dealerships, net of cash purchased	(7,039)	—
Other, net	4	(150)

NET CASH USED FOR INVESTING ACTIVITIES	(8,674)	(2,197)

FINANCING ACTIVITIES
Net change in non-manufacturer floorplan notes payable	22,731	704
Short-term advances related to customer contracts in transit, net	356	(598)
Proceeds from long-term debt borrowings	—	257
Principal payments on long-term debt	(3,993)	(1,346)
Other	6	9

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	19,100	(974)

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,495	5,149

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	76,112	76,185

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$81,607	$81,334

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) Page — 2

(in thousands)

	Three Months Ended April 30,
	2011	2010

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period
Income taxes, net of refunds	$5,171	$863

Interest	$1,252	$2,166

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchased with long-term debt	$251	$798

Net transfer of equipment from (to) fixed assets to (from) inventories	$(8,097)	$(1,104)

Net transfer of financing from (to) long-term debt to (from) floorplan notes payable	$(1,696)	$—

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 -  BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 30, 2011 are not necessarily indicative of the results that may be expected for the year ending January 31, 2012. The information contained in the balance sheet as of January 31, 2011 was derived from the audited financial statements for Titan Machinery Inc. (the “Company”) for the year then ended. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended January 31, 2011 as filed with the SEC.

Nature of Business

Titan Machinery Inc. is engaged in the retail sale, service and rental of agricultural and construction equipment through stores in North Dakota, South Dakota, Minnesota, Iowa, Nebraska, Montana, Wyoming and Wisconsin.

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

Fair Value of Financial Instruments

The carrying amount of cash, receivables, payables, short-term debt and other current liabilities approximates fair value because of the short maturity and/or frequent repricing of those instruments. Based upon current borrowing rates with similar maturities, the carrying value of the long-term debt approximates the fair value as of April 30, 2011 and January 31, 2011.

Recent Accounting Guidance

In May 2011, the FASB amended authoritative guidance on fair value measurements, codified in ASC 820, Fair Value Measurements and Disclosures. The amended guidance results in common fair value measurements and disclosure requirements for financial statements reported under U.S. GAAP or International Financial Reporting Standards (“IFRS”). These amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and change particular principles or requirements for measuring fair value and disclosing information about fair value measurements. The guidance is effective for interim and annual periods beginning after December 15, 2011, and is applied prospectively. The Company is in the process of determining the impact that this guidance will have on the Company’s consolidated financial statements.

In December 2010, the FASB amended authoritative guidance on business combinations, codified in ASC 805, Business Combinations. This guidance clarifies that, when presenting comparative financial statements, registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period. The guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The guidance is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010 with early adoption permitted. The Company adopted this guidance on February 1, 2011. Its adoption did not have a material effect on the Company’s consolidated financial statements.

In December 2010, the FASB amended authoritative guidance on goodwill impairment testing, codified in ASC 305, Intangibles — Goodwill and Other. This guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts, and requires performance of Step 2 of the goodwill impairment test for such reporting units if it is more likely than not that, when considering qualitative factors, an impairment exists. The Company adopted this guidance on February 1, 2011. Its adoption did not have a material effect on the Company’s consolidated financial statements.

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

Earnings Per Share

The following table sets forth the denominator for the computation of basic and diluted earnings per share:

	Three Months Ended April 30,
	2011	2010
	(in thousands)

Basic weighted-average shares outstanding	17,754	17,617
Plus: Incremental shares from assumed conversions
Restricted Stock	168	167
Warrants	30	59
Stock Options	357	197
Diluted weighted-average shares outstanding	18,309	18,040

There were 138,500 stock options outstanding as of April 30, 2010, that were not included in the computation of diluted earnings per share because they were anti-dilutive. There were no stock options outstanding as of April 30, 2011 that were anti-dilutive.

NOTE 2 -  INVENTORIES

	April 30,	January 31,
	2011	2011
	(in thousands)
New equipment	$247,350	$209,871
Used equipment	149,929	162,254
Parts and attachments	60,564	52,694
Work in process	5,663	5,025
	$463,506	$429,844

In addition to the above amounts, the Company has estimated that a portion of its parts inventory will not be sold in the next year. Accordingly, these balances have been classified as noncurrent assets.

NOTE 3 -  LINES OF CREDIT / FLOORPLAN NOTES PAYABLE

Operating Line of Credit

As of April 30, 2011, the Company had a $50.0 million working capital line of credit under a Senior Secured Credit Facility (the “Credit Agreement”) with a group of banks led by Wells Fargo Bank, National Association. The Company had $26.4 million outstanding on its operating lines of credit as of April 30, 2011 and January 31, 2011. Amounts outstanding are recorded as long-term debt, within long-term liabilities on the consolidated balance sheets, as the Company does not have the intention or obligation to repay amounts borrowed within one year.

Floorplan Lines of Credit

As of April 30, 2011, the Company had discretionary floorplan lines of credit for equipment purchases totaling approximately $550.0 million with various lending institutions, including $175.0 million under the aforementioned Credit Agreement, a $300.0 million Wholesale Floorplan Credit Facility with CNH Capital America LLC (“CNH Capital”) and a $75.0 million Wholesale Financing Plan with Rental Agreement with Agricredit Acceptance LLC. Floorplan notes payable relating to these credit facilities totaled approximately $329.1 million of the total floorplan notes payable balance of $354.4 million outstanding as of April 30, 2011 and $300.6 million of the total floorplan notes payable balance of $320.8 million outstanding as of January 31, 2011. As of April 30, 2011, the Company had approximately $213.8 million in available borrowings remaining under these lines of credit. These floorplan notes carried various interest rates primarily ranging from 2.21% to 7.25% as of April 30, 2011, subject to interest-free periods offered by CNH Capital. As of April 30, 2011, the Company was in compliance with all floorplan financial covenants.

NOTE 4 -  BUSINESS COMBINATIONS

The Company continued to implement its strategy of consolidating dealerships in desired market areas. Below is a summary of the acquisitions completed for the three months ended April 30, 2011. In certain of the business combination transactions the Company recognized goodwill. Factors contributing to the recognition of goodwill include an evaluation of enterprise value, historical financial performance, and proximity to other existing and future planned Company locations. Pro forma results are not presented as the acquisitions are not considered material, individually or in aggregate, to the Company. The results of operations have been included in the Company’s consolidated results of operations since the date of each respective business combination.

On February 28, 2011, the Company acquired certain assets of Tri-State Implement, Inc. The acquired entity consisted of one agricultural equipment store located in Sioux Falls, South Dakota which is contiguous to the Company’s existing construction equipment location in Sioux Falls. The acquisition-date fair value of the total consideration transferred for the dealership was $1.0 million.

On March 31, 2011, the Company acquired 100% of the outstanding stock of Schoffman’s Inc., which included the real estate of this entity, and subsequently merged the acquired entity into the Company. The acquisition consisted of one agricultural equipment store in Redwood Falls, Minnesota and is contiguous to the Company’s existing location in Marshall, Minnesota. The acquisition-date fair value of the total consideration transferred for the dealership was $5.8 million.

On April 1, 2011, the Company acquired certain assets of ABC Rental & Equipment Sales. The acquired entity consisted of four construction equipment rental stores located in Williston, North Dakota, and Bozeman, Missoula, and Big Sky, Montana. This acquisition expands the Company’s opportunity to capitalize on increased rental activity of the surrounding oil, coal and natural gas exploration and extraction areas in North Dakota and Montana. The acquisition-date fair value of the total consideration transferred for the dealerships was $5.4 million.

The allocations of the purchase prices in the above business combinations are presented in the following table.

April 30,
2011
(in thousands)
Cash	$94
Receivables	199
Inventories	5,883
Prepaid expenses	255
Deferred income taxes	11
Property and equipment	6,534
Intangible assets	2,031
Goodwill	894

$15,901

Accounts payable	$224
Floorplan notes payable	1,772
Customer deposits	131
Accrued expenses	15
Income taxes payable	448
Long-term debt	442
Deferred income taxes	651

$3,683

Cash consideration	7,133
Non-cash consideration: liabilities incurred	5,085
Total consideration	$12,218

Goodwill related to the Agriculture operating segment	$894
Goodwill related to the Construction operating segment	$—

Goodwill expected to be deductible for tax purposes	$16

NOTE 5 -  SEGMENT INFORMATION AND OPERATING RESULTS

Revenue, income before income tax and total assets at the segment level are reported before eliminations. The Company retains various unallocated income/ (expense) items and assets at the general corporate level, which the Company refers to as “Shared Resources” in the table below. Shared Resources assets primarily consist of cash and property and equipment. Intersegment revenue is immaterial.

Certain financial information for each of the Company’s business segments is set forth below.

	Three Months Ended April 30,
	2011	2010
	(in thousands)
Revenue
Agriculture	$286,978	$181,382
Construction	44,139	32,104
Segment revenues	331,117	213,486
Eliminations	(12,952)	(8,029)
Total	$318,165	$205,457

Income (Loss) Before Income Taxes
Agriculture	$12,959	$4,792
Construction	652	(1,915)
Segment income (loss) before income taxes	13,611	2,877
Shared Resources	(1,127)	9
Eliminations	(269)	(244)
Income before income taxes	$12,215	$2,642

	April 30,	January 31,
	2011	2011
	(in thousands)
Total Assets
Agriculture	$526,517	$514,049
Construction	119,507	98,535
Segment assets	646,024	612,584
Shared Resources	66,778	37,340
Eliminations	(1,346)	(1,078)
Total	$711,456	$648,846

NOTE 6 -  SUBSEQUENT EVENTS

On May 11, 2011, the Company received approximately $75.0 million (net of underwriter fees of $4.2 million and estimated offering expenses of approximately $0.2 million) as a result of its public offering of 2.76 million shares of common stock, priced at $28.75 per share.

On May 13, 2011, the Company acquired certain assets of Carlson Tractor & Equipment, Inc. The acquired entity consisted of two construction equipment stores in Rogers and Rosemount, Minnesota and expands the Company’s construction presence in Minnesota. The acquisition-date fair value of the total consideration transferred for the dealerships was $3.0 million.

On May 31, 2011, the Company acquired certain assets of St. Joseph Equipment Inc. The acquired entity consisted of four construction equipment locations in Shakopee, Hermantown and Elk River, Minnesota, and La Crosse, Wisconsin. The acquisition establishes the Company’s first construction equipment store in Wisconsin and allows the Company to have the exclusive Case Construction contract for the entire state of Minnesota and 11 counties in western Wisconsin. The acquisition-date fair value of the total consideration transferred for the dealerships was $1.0 million.

During the second quarter of fiscal year 2012, the Company established plans to consolidate the operations of its Belgrade, Montana store with the recently acquired store in Bozeman, Montana. The Company expects to close the Belgrade store by July 31, 2011, and will account for all exit costs related to this closure in accordance with ASC 420, Exit or Disposal Cost Obligations. The Company expects the primary costs to relate to terminating our lease agreement, which has average monthly minimum lease payments of approximately $7,500 and expires on December 31, 2018. The Company will record a liability for the net present value of any remaining lease obligations, net of estimated sublease income, at the date it ceases using the property, in accordance with ASC 420. The Company expects the closing costs of the Belgrade store to be approximately $0.01 per diluted share and will be realized in the second quarter of fiscal 2012.

ITEM 2.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim unaudited consolidated financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended January 31, 2011.

Critical Accounting Policies

There have been no material changes in our Critical Accounting Policies, as disclosed in our Annual Report on Form 10-K for the year ended January 31, 2011.

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

Our net income was $7.3 million, or $0.40 per diluted share, for the three months ended April 30, 2011, compared to $1.6 million, or $0.09 per diluted share, for the three months ended April 30, 2010. Significant factors impacting the quarterly comparisons were:

•                  Increase in revenue due to acquisitions and same-store sales growth in both our Agriculture and Construction segments primarily resulting from the continuation of a strong agriculture equipment market and improved  construction equipment market;

•                  Increase in gross profit primarily due to increased revenue, and improvement in gross profit margin on equipment and other, including trucking and rental;

•                  Operating expenses as a percentage of total revenue decreased to 12.4% for the three months ended April 30, 2011 compared to 14.5% for the three months ended April 30, 2010, due to improved fixed operating cost leverage resulting from higher revenue; and

•                  Decrease in floorplan interest expense due to lower interest rates associated with our new Credit Agreement entered into on October 31, 2010.

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

	Three Months Ended April 30,		Percent
	2011	2010	Change
	(dollars in thousands)
Equipment
Revenue	$249,229	$150,360	65.8%
Cost of revenue	223,301	136,801	63.2%
Gross profit	$25,928	$13,559	91.2%
Gross profit margin	10.4%	9.0%	1.4%

Parts
Revenue	$41,910	$35,063	19.5%
Cost of revenue	29,720	25,186	18.0%
Gross profit	$12,190	$9,877	23.4%
Gross profit margin	29.1%	28.2%	0.9%

Service
Revenue	$20,964	$16,551	26.7%
Cost of revenue	7,908	5,971	32.4%
Gross profit	$13,056	$10,580	23.4%
Gross profit margin	62.3%	63.9%	(1.6)%

Other, including trucking and rental
Revenue	$6,062	$3,483	74.0%
Cost of revenue	4,433	3,056	45.1%
Gross profit	$1,629	$427	281.5%
Gross profit margin	26.9%	12.3%	14.6%

The following table sets forth our statements of operations data expressed as a percentage for each of our four sources of revenue for the periods indicated:

	Three Months Ended April 30,
	2011	2010

Revenue
Equipment	78.3%	73.2%
Parts	13.2%	17.1%
Service	6.6%	8.0%
Other, including trucking and rental	1.9%	1.7%
Total revenue	100.0%	100.0%

Total cost of revenue	83.4%	83.2%

Gross profit	16.6%	16.8%

Operating expenses	12.4%	14.5%

Income from operations	4.2%	2.3%

Other income (expense)	(0.4)%	(1.0)%

Income before income taxes	3.8%	1.3%

Provision for income taxes	(1.5)%	(0.5)%

Net income	2.3%	0.8%

Three Months Ended April 30, 2011 Compared to Three Months Ended April 30, 2010

Consolidated Results

Revenue

	Three Months Ended April 30,			Percent
	2011	2010	Increase	Change
	(dollars in thousands)
Equipment	$249,229	$150,360	$98,869	65.8%
Parts	41,910	35,063	6,847	19.5%
Service	20,964	16,551	4,413	26.7%
Other, including trucking and rental	6,062	3,483	2,579	74.0%

Total Revenue	$318,165	$205,457	$112,708	54.9%

The increase in revenue for the three months ended April 30, 2011, as compared to the same period last year, was due to acquisitions contributing $37.0 million and same-store sales growth contributing $75.7 million to current period revenue. This revenue growth was in both our Agriculture and Construction segments and resulted from the continuation of a strong agriculture equipment market and improved construction equipment market.

Cost of Revenue

	Three Months Ended April 30,			Percent
	2011	2010	Increase	Change
	(dollars in thousands)
Equipment	$223,301	$136,801	$86,500	63.2%
Parts	29,720	25,186	4,534	18.0%
Service	7,908	5,971	1,937	32.4%
Other, including trucking and rental	4,433	3,056	1,377	45.1%
Total cost of revenue	$265,362	$171,014	$94,348	55.2%

The increase in cost of revenue for the three months ended April 30, 2011, as compared to the same period last year, was primarily due to increased revenue. Acquisitions contributed $29.3 million of the increase in total cost of revenue, while same-store sales growth contributed $65.0 million of the increase. As a percentage of revenue, cost of revenue was 83.4% compared to 83.2% for the first quarter of fiscal 2011.

Gross Profit

	Three Months Ended April 30,		Increase/	Percent
	2011	2010	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$25,928	$13,559	$12,369	91.2%
Parts	12,190	9,877	2,313	23.4%
Service	13,056	10,580	2,476	23.4%
Other, including trucking and rental	1,629	427	1,202	281.5%
Total Gross Profit	$52,803	$34,443	$18,360	53.3%

Gross Profit Margin
Equipment	10.4%	9.0%	1.4%	15.6%
Parts	29.1%	28.2%	0.9%	3.2%
Service	62.3%	63.9%	(1.6)%	(2.5)%
Other, including trucking and rental	26.9%	12.3%	14.6%	118.7%

Total Gross Profit Margin	16.6%	16.8%	(0.2)%	(1.2)%

Gross Profit Mix
Equipment	49.1%	39.4%	9.7%	24.6%
Parts	23.1%	28.7%	(5.6)%	(19.5)%
Service	24.7%	30.7%	(6.0)%	(19.5)%
Other, including trucking and rental	3.1%	1.2%	1.9%	158.3%
Total Gross Profit Mix	100.0%	100.0%	0.0%	0.0%

The $18.4 million increase in gross profit for the three months ended April 30, 2011, as compared to the same period last year, was primarily due to increased revenue. Acquisitions contributed $7.8 million to the increase in gross profit for the three months ended April 30, 2011, while increases in same-store gross profits contributed the remaining $10.6 million. Gross profit margin was 16.6% for the first quarter of fiscal 2012, compared to 16.8% for the first quarter of fiscal 2011. The increase in equipment gross profit margin from 9.0% for the first quarter of fiscal 2011 to 10.4% for the first quarter of fiscal 2012 is reflective of increased market demand compared to the same period last year.  The increase in gross profit margin on other, including trucking and rental, is due to an increase in utilization of our rental fleet. The decrease in our overall gross profit margin is due to the change in the gross profit mix, in which our equipment business made up a larger percentage of our total gross profit for the three months ended April 30, 2011, as compared to the same period last year.

Operating Expenses

	Three Months Ended April 30,		Increase/	Percent
	2011	2010	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$39,436	$29,796	$9,640	32.4%
Operating expenses as a percentage of revenue	12.4%	14.5%	(2.1)%	(14.5)%

The $9.6 million increase in operating expenses, as compared to the same period last year, was primarily due to the additional costs associated with acquisitions such as compensation, rent and depreciation. As a percentage of total revenue, operating expenses decreased to 12.4% for the first quarter of fiscal 2012 compared to 14.5% for the first quarter of fiscal 2011 due to improved fixed operating cost leverage resulting from higher revenue.

Other Income (Expense)

	Three Months Ended April 30,		Increase/	Percent
	2011	2010	(Decrease)	Change
	(dollars in thousands)
Interest and other income	$285	$173	$112	64.7%
Floorplan interest expense	(1,162)	(1,801)	(639)	(35.5)%
Interest expense other	(275)	(377)	(102)	(27.1)%

The decrease in floorplan interest expense of $0.6 million was primarily due to the lower interest rates for the three months ended April 30, 2011, as compared to the same period in the prior year. We expect floorplan interest expense and interest expense other in fiscal 2012 to continue to be positively impacted by lower interest rates associated with our new Credit Agreement entered into on October 31, 2010.

Provision for Income Taxes

	Three Months Ended April 30,			Percent
	2011	2010	Increase	Change
	(dollars in thousands)
Provision for income taxes	$4,947	$1,083	$3,864	356.8%

Our effective tax rate decreased slightly from 41.0% for the three months ended April 30, 2010 to 40.5% for the three months ended April 30, 2011.

Segment Results

Certain financial information for our Agriculture and Construction business segments is set forth below. Revenue and income (loss) before income taxes at the segment level are reported before eliminations.  “Shared Resources” in the table below refers to the various unallocated income/ (expense) items that we have retained at the general corporate level. Intersegment revenue is immaterial.  The percentage change in “Shared Resources” is not provided in the table below because such percentage change is not meaningful given minimal “Shared Resources” amounts in the first quarter of fiscal 2011.

	Three Months Ended April 30,		Increase/	Percent
	2011	2010	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$286,978	$181,382	$105,596	58.2%
Construction	44,139	32,104	12,035	37.5%
Segment revenues	331,117	213,486	117,631	55.1%
Eliminations	(12,952)	(8,029)	(4,923)	(61.3)%
Total	$318,165	$205,457	$112,708	54.9%

Income (Loss) Before Income Taxes
Agriculture	$12,959	$4,792	$8,167	170.4%
Construction	652	(1,915)	2,567	134.0%
Segment income (loss) before income taxes	13,611	2,877	10,734	373.1%
Shared Resources	(1,127)	9	(1,136)
Eliminations	(269)	(244)	(25)	(10.2)%
Income before income taxes	$12,215	$2,642	$9,573	362.3%

Agriculture

Agriculture segment revenue for the three months ended April 30, 2011 increased 58.2% compared to the same period last year. The revenue increase was due to acquisitions and an Agriculture same-store sales increase of 37.6% over the first quarter of fiscal 2011. The same-store sales growth was positively impacted by a strong equipment market primarily caused by increased farm cash receipts for calendar year 2010 and anticipated strong farm cash receipts for calendar year 2011.

Segment income before income taxes for the three months ended April 30, 2011 increased 170.4% compared to the same period last year, primarily due to higher Agriculture segment revenue and equipment margin resulting from increased market demand. Also contributing to the improvement in segment income before income taxes was a decrease in interest expense. This decrease resulted from lower rates associated with our new Credit Agreement entered into on October 31, 2010, and we expect interest expense in 2012 to continue to be positively impacted by the lower rates associated with this new Credit Agreement.

Construction

Construction segment revenue for the three months ended April 30, 2011 increased 37.5% compared to the same period last year. The revenue increase was due to acquisitions and a Construction same-store sales increase of 33.1% over the first quarter of fiscal 2011. The same-store sales growth was positively impacted by an improved construction equipment market and results from ongoing operational improvements.

The Construction segment earned segment income before income taxes of $0.7 million, compared to a segment loss before income taxes of $1.9 million in the same period last year. This improvement was primarily caused by an increase in Construction segment revenue and increase in gross profit margin on equipment and other, including trucking and rental, resulting from an increase in market demand for equipment and increased utilization of our rental fleet. Also contributing to the improvement in segment income before income taxes was a decrease in interest expense. This decrease resulted from lower rates associated with the aforementioned Credit Agreement, and we expect interest expense in 2012 to continue to be positively impacted by the lower rates associated with this new Credit Agreement.

Shared Resources/Eliminations

We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate these net expenses to our segments. Since these allocations are set early in the year, unallocated balances may occur.

Eliminations remove any inter-company revenue or income before income taxes residing in our segment results.

Liquidity and Capital Resources

Cash Flow from Operating Activities

For the three months ended April 30, 2011, our cash flow used for operating activities was $4.9 million. Our cash flow from operations was primarily the result of our reported net income of $7.3 million, an add-back of non-cash depreciation and amortization of $2.6 million, an increase in accounts payable, customer deposits, accrued expenses and other long-term liabilities of $16.4 million, and an increase in floorplan notes payable of $4.3 million. This amount was principally offset by an increase in net cash from inventories of $29.5 million and a net increase in receivables, prepaid expenses and other assets of $6.0 million.

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

We evaluate our cash flow from operating activities net of all floorplan activity and short-term advances related to customer contracts in transit.  Taking these adjustments into account, our non-GAAP cash flow provided by operating activities was $18.2 million and $4.0 million as of April 30, 2011 and 2010, respectively.  For a reconciliation of this non-GAAP financial measure, please see the Non-GAAP Cash Flow Reconciliation section below.

Cash Flow from Investing Activities

For the three months ended April 30, 2011, cash used for investing activities was $8.7 million. Our cash flow from investing activities primarily consisted of purchases of equipment dealerships (net of cash purchased) of $7.0 million and purchases of property and equipment for $2.3 million.

For the three months ended April 30, 2010, cash used for investing activities was $2.2 million. Our cash flow from investing activities primarily consisted of purchases of property and equipment for $2.2 million.

Cash Flow from Financing Activities

For the three months ended April 30, 2011, cash provided by financing activities was $19.1 million. Cash flow from financing activities was primarily the result of an increase in non-manufacturer floorplan notes payable of $22.7 million and principal payments on long-term debt and short-term advances exceeding proceeds from long-term debt by $4.0 million.

For the three months ended April 30, 2010, cash used for financing activities was $1.0 million. Cash flow from financing activities was primarily the result of an increase in non-manufacturer floorplan notes payable of $0.7 million and principal payments on long-term debt and net short-term advances exceeding proceeds from long-term debt by $1.7 million.

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

The following table reconciles net cash provided by (used for) operating activities, a GAAP measure, to non-GAAP cash flow provided by (used for) operating activities as of April 30, 2011 and 2010 and net cash provided by (used for) financing activities, a GAAP measure, to non-GAAP cash flow provided by (used for) financing activities as of April 30, 2011 and 2010:

		Adjustment	Adjustment	Non-GAAP
	As Reported	(1)	(2)	Measures
	(in thousands)
Three months ended April 30, 2011
Net cash provided by (used for) operating activities	$(4,931)	$22,731	$356	$18,156
Net cash provided by (used for) financing activities	19,100	(22,731)	(356)	(3,987)

Three months ended April 30, 2010
Net cash provided by (used for) operating activities	$8,320	$704	$(598)	$8,426
Net cash provided by (used for) financing activities	(974)	(704)	598	(1,080)

(1) - Net change in non-manufacturer floorplan notes payable

(2) - Net change in short-term advances related to customer contracts in transit

Non-GAAP cash flow provided by (used for) operating activities should be evaluated in addition to, and not considered a substitute for, or superior to, other GAAP measures such as net cash provided by (used for) operating activities.

Sources of Liquidity

Our primary sources of liquidity are cash reserves, cash flow from operations, proceeds from the issuance of debt and equity, and borrowings under our credit facilities. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources.

Subsequent to the end of our first quarter, we received approximately $75.0 million (net of underwriter fees of $4.2 million and estimated offering expenses of approximately $0.2 million) as a result of our public offering of 2.76 million shares of common stock, priced at $28.75 per share.

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

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such “forward-looking” information is included in this Quarterly Report on Form 10-Q, including in “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations,” as well as in our Annual Report on Form 10-K for the year ended January 31, 2011, and in other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company).

Forward-looking statements include all statements based on future expectations and specifically include, among other things, all statements relating to our expectations regarding store consolidation, interest expense, agriculture market conditions, our primary liquidity sources and adequacy of our capital resources. Any statements that are not based upon historical facts, including the outcome of events that have not yet occurred and our expectations for future performance, are forward-looking statements. The words “potential,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” “plan,” “anticipate,” and similar words and expressions are intended to identify forward-looking statements. Such statements are based upon the current beliefs and expectations of our management. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, adverse market conditions in the agricultural and construction equipment industries, the continuation of unfavorable conditions in the credit markets and those matters identified and discussed in our Annual Report on Form 10-K under the section titled “Risk Factors.”

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

Based upon balances and interest rates as of April 30, 2011, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $2.3 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $2.3 million. At April 30, 2011, we had variable rate floorplan notes payable of $354.4 million, of which approximately $193.9 million was interest-bearing, variable notes payable and long-term debt of $32.5 million, and fixed rate notes payable and long-term debt of $8.7 million.

Our policy is not to enter into derivatives or other financial instruments for trading or speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

(a)                                  Evaluation of disclosure controls and procedures. After evaluating the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this quarterly report, our Chief Executive Officer and Chief Financial Officer, with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective.

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

ITEM 1A.                                            RISK FACTORS

In addition to the other information set forth in this report, including the important information in “Private Securities Litigation Reform Act,” you should carefully consider the “Risk Factors” discussed in our Form 10-K for the year ended January 31, 2011 as filed with the Securities and Exchange Commission. Those factors, if they were to occur, could cause our actual results to differ materially from those expressed in our forward-looking statements in this report, and materially adversely affect our financial condition or future results. Although we are not aware of any other factors that we currently anticipate will cause our forward-looking statements to differ materially from our future actual results, or materially affect the Company’s financial condition or future results, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits - See “Exhibit Index” on page following signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 9, 2011
TITAN MACHINERY INC.

	By	/s/ Mark P. Kalvoda
Mark P. Kalvoda
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

TITAN MACHINERY INC.

FORM 10-Q

Exhibit No.	Description
*10.1	First Amendment dated May 31, 2011 to Credit Agreement by and among the Company, Wells Fargo Bank, National Association and the Financial Institutions Party thereto

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith