Form 10-Q
period 2011-07-31
Titan Machinery Inc.
filed 2011-09-08
CIK 1409171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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

The number of shares outstanding of the registrant’s common stock as of August 31, 2011 was: Common Stock, $0.00001 par value, 20,753,333 shares.

TITAN MACHINERY INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. — FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS

TITAN MACHINERY INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	July 31,	January 31,
	2011	2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$102,194	$76,112
Receivables, net	53,496	44,945
Inventories	622,471	429,844
Prepaid expenses and other current assets	2,291	1,003
Deferred income taxes	3,110	3,247

Total current assets	783,562	555,151

INTANGIBLES AND OTHER ASSETS
Noncurrent parts inventories	2,850	2,405
Goodwill	21,931	18,391
Intangible assets, net of accumulated amortization	8,153	4,734
Other	2,614	2,793
	35,548	28,323

PROPERTY AND EQUIPMENT, net of accumulated depreciation	98,545	65,372

	$917,655	$648,846

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$24,712	$15,957
Floorplan notes payable	494,886	320,801
Current maturities of long-term debt and short-term advances	3,761	4,207
Customer deposits	30,506	28,180
Accrued expenses	14,699	16,816
Income taxes payable	374	2,093
Total current liabilities	568,938	388,054

LONG-TERM LIABILITIES
Long-term debt, less current maturities	31,933	33,409
Deferred income taxes	9,663	9,012
Other long-term liabilities	3,010	3,814
	44,606	46,235

STOCKHOLDERS’ EQUITY
Common stock, par value $.00001 per share, authorized - 25,000 shares; issued and outstanding - 20,754 at July 31, 2011 and 17,917 at January 31, 2011	—	—
Additional paid-in-capital	216,461	140,466
Retained earnings	87,650	74,091
	304,111	214,557

	$917,655	$648,846

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010

REVENUE
Equipment	$225,283	$153,131	$474,512	$303,491
Parts	49,292	33,947	91,202	69,010
Service	25,395	17,502	46,359	34,053
Rental and other	10,879	5,086	16,941	8,569
TOTAL REVENUE	310,849	209,666	629,014	415,123

COST OF REVENUE
Equipment	204,430	138,342	427,731	275,143
Parts	34,426	24,184	64,146	49,370
Service	8,963	6,970	16,871	12,941
Rental and other	7,179	4,122	11,612	7,178
TOTAL COST OF REVENUE	254,998	173,618	520,360	344,632

GROSS PROFIT	55,851	36,048	108,654	70,491

OPERATING EXPENSES	44,060	29,212	83,496	59,008

INCOME FROM OPERATIONS	11,791	6,836	25,158	11,483

OTHER INCOME (EXPENSE)
Interest and other income	267	34	552	207
Floorplan interest expense	(1,334)	(1,911)	(2,496)	(3,712)
Interest expense other	(341)	(358)	(616)	(735)

INCOME BEFORE INCOME TAXES	10,383	4,601	22,598	7,243

PROVISION FOR INCOME TAXES	(4,092)	(1,887)	(9,039)	(2,970)

NET INCOME	$6,291	$2,714	$13,559	$4,273

EARNINGS PER SHARE - NOTE 1

EARNINGS PER SHARE - BASIC	$0.31	$0.15	$0.71	$0.24
EARNINGS PER SHARE - DILUTED	$0.30	$0.15	$0.69	$0.24

WEIGHTED AVERAGE SHARES - BASIC	20,237	17,635	19,009	17,626
WEIGHTED AVERAGE SHARES - DILUTED	20,799	18,080	19,567	18,060

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

	Common Stock		Additional
	Shares		Paid-In	Retained
	Outstanding	Amount	Capital	Earnings	Total

BALANCE, JANUARY 31, 2011	17,917	$—	$140,466	$74,091	$214,557
Common stock issued in follow-on offering	2,760	—	74,898	—	74,898
Common stock issued on grant of restricted stock and exercise of stock options and warrants and tax benefits of equity awards	77	—	457	—	457
Stock-based compensation expense	—	—	640	—	640
Net income	—	—	—	13,559	13,559

BALANCE, JULY 31, 2011	20,754	$—	$216,461	$87,650	$304,111

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended July 31,
	2011	2010

OPERATING ACTIVITIES
Net income	$13,559	$4,273
Adjustments to reconcile net income to net cash used for operating activities
Depreciation and amortization	6,053	4,204
Deferred income taxes	148	(353)
Stock-based compensation expense	640	564
Other	168	(87)
Changes in assets and liabilities, net of purchase of equipment dealerships assets and assumption of liabilities
Receivables, prepaid expenses and other assets	(5,325)	(6,848)
Inventories	(99,638)	(28,261)
Floorplan notes payable	3,718	(818)
Accounts payable, customer deposits, accrued expenses and other long-term liabilities	5,979	(4,918)
Income taxes	(2,167)	2,084

NET CASH USED FOR OPERATING ACTIVITIES	(76,865)	(30,160)

INVESTING ACTIVITIES
Property and equipment purchases	(8,524)	(6,250)
Net proceeds from sale of equipment	642	434
Purchase of equipment dealerships, net of cash purchased	(27,121)	(2,423)
Other, net	6	(293)

NET CASH USED FOR INVESTING ACTIVITIES	(34,997)	(8,532)

FINANCING ACTIVITIES
Proceeds from follow-on offering of common stock, net of underwriting discount of $4,166 and other direct costs of $286	74,898	—
Net change in non-manufacturer floorplan notes payable	74,217	23,444
Short-term advances related to customer contracts in transit, net	(390)	(358)
Proceeds from long-term debt borrowings	—	4,671
Principal payments on long-term debt	(11,238)	(3,878)
Other	457	89

NET CASH PROVIDED BY FINANCING ACTIVITIES	137,944	23,968

NET CHANGE IN CASH AND CASH EQUIVALENTS	26,082	(14,724)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	76,112	76,185

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$102,194	$61,461

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) Page — 2

(in thousands)

	Six Months Ended July 31,
	2011	2010

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period
Income taxes, net of refunds	$10,883	$1,247

Interest	$2,850	$4,460

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Property and equipment financed with long-term debt	$2,434	$3,647

Net transfer of equipment to fixed assets from inventories	$20,335	$1,744

Net transfer of financing to long-term debt from floorplan notes payable	$1,696	$2,423

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 -    BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The quarterly operating results for Titan Machinery Inc. (the “Company”) are subject to fluctuation due to varying weather patterns, which may impact the timing and amount of equipment purchases, rentals, and after-sales parts and service purchases by our Agriculture and Construction customers. Therefore, operating results for the six-month period ended July 31, 2011 are not necessarily indicative of the results that may be expected for the year ending January 31, 2012. The information contained in the balance sheet as of January 31, 2011 was derived from the audited financial statements for the Company for the year then ended. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended January 31, 2011 as filed with the SEC.

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

Fair Value of Financial Instruments

The carrying amount of cash, receivables, payables, short-term debt and other current liabilities approximates fair value because of the short maturity and/or frequent repricing of those instruments. Based upon current borrowing rates with similar maturities, the carrying value of the long-term debt approximates the fair value as of July 31, 2011 and January 31, 2011.

Exit and Disposal Costs

The Company accounts for exit or disposal activities, including store closures, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 420, Exit or Disposal Cost Obligations. Such costs mainly include lease termination costs and employee termination costs. We record a liability for the net present value of any remaining lease obligations, net of estimated sublease income, at the date we cease using the property. Any subsequent adjustments to that liability as a result of lease termination or changes in estimates of sublease income are recorded in the period incurred. We record a liability for employee termination costs at the date the termination benefits were communicated to the employees.

Upon acquiring ABC Rental & Equipment Sales in the first quarter of fiscal 2012, the Company decided that it would combine its existing location in Belgrade, Montana into its newly-acquired store in nearby Bozeman, Montana. This merger was completed in July 2011, with all of the Belgrade operations and employees moving to the Bozeman store location. Thus, the Belgrade store was closed as of July 31, 2011. The exit costs relate to lease termination. Estimated lease termination costs totaling $0.4 million for the Belgrade store and adjustments for a previously closed store are included in operating expenses on the consolidated statements of operations for the three and six months ended July 31, 2011.

A reconciliation of the beginning and ending liability balance follows:

(in thousands)
Balance at January 31, 2011	$207
Exit costs incurred and charged to expense	386
Exit costs paid	(66)
Balance at July 31, 2011	$527

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

In June 2011, the FASB amended authoritative guidance on the presentation of comprehensive income, codified in ASC 220, Comprehensive Income. The amended guidance requires the presentation of the total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance is effective for the interim and annual periods beginning after December 15, 2011, and is applied retrospectively. The Company is in the process of determining the impact that this guidance will have on the Company’s consolidated financial statements.

Earnings Per Share

The following table sets forth the denominator for the computation of basic and diluted earnings per share:

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)

Basic weighted-average shares outstanding	20,237	17,635	19,009	17,626
Plus: Incremental shares from assumed conversions
Restricted Stock	182	187	175	177
Warrants	30	56	30	58
Stock Options	350	202	353	199
Diluted weighted-average shares outstanding	20,799	18,080	19,567	18,060

There were zero and 139,000 stock options outstanding as of July 31, 2011 and 2010, respectively, that were not included in the computation of diluted earnings per share because they were anti-dilutive.

NOTE 2 -    INVENTORIES

	July 31,	January 31,
	2011	2011
	(in thousands)
New equipment	$396,887	$209,871
Used equipment	153,379	162,254
Parts and attachments	65,405	52,694
Work in process	6,800	5,025

	$622,471	$429,844

In addition to the above amounts, the Company has estimated that a portion of its parts inventory will not be sold in the next year. Accordingly, these balances have been classified as noncurrent assets.

NOTE 3 -    LINES OF CREDIT / FLOORPLAN NOTES PAYABLE

Operating Line of Credit

As of July 31, 2011, the Company had a $50.0 million working capital line of credit under a Senior Secured Credit Facility (the “Credit Agreement”) with a group of banks led by Wells Fargo Bank, National Association. The Company had $26.4 million outstanding on its operating lines of credit as of July 31, 2011 and January 31, 2011. Amounts outstanding are recorded as long-term debt, within long-term liabilities on the consolidated balance sheets, as the Company does not have the intention or obligation to repay amounts borrowed within one year.

Floorplan Lines of Credit

As of July 31, 2011, the Company had discretionary floorplan lines of credit for equipment purchases totaling approximately $550.0 million with various lending institutions, including $175.0 million under the aforementioned Credit Agreement, a $300.0 million Wholesale Floorplan Credit Facility with CNH Capital America LLC (“CNH Capital”) and a $75.0 million Wholesale Financing Plan with Rental Agreement with Agricredit Acceptance LLC. Floorplan notes payable relating to these credit facilities totaled approximately $454.3 million of the total floorplan notes payable balance of $494.9 million outstanding as of July 31, 2011 and $300.6 million of the total floorplan notes payable balance of $320.8 million outstanding as of January 31, 2011. As of July 31, 2011, the Company had approximately $90.0 million in available borrowings remaining under these lines of credit. These floorplan notes carried various interest rates primarily ranging from 2.19% to 7.25% as of July 31, 2011, subject to interest-free periods offered by CNH Capital. As of July 31, 2011, the Company was in compliance with all floorplan financial covenants.

NOTE 4 -    BUSINESS COMBINATIONS

The Company continued to implement its strategy of consolidating dealerships in desired market areas. Below is a summary of the acquisitions completed for the six months ended July 31, 2011. In certain of the business combination transactions the Company recognized goodwill and separately identifiable intangible assets. Factors contributing to the recognition of goodwill and intangible assets include an evaluation of the historical financial performance, proximity to other existing and future planned Company locations, customer relationships and distribution territory. Pro forma results are not presented as the acquisitions are not considered material, individually or in aggregate, to the Company. The results of operations have been included in the Company’s consolidated results of operations since the date of each respective business combination.

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

On May 13, 2011, the Company acquired certain assets of Carlson Tractor & Equipment, Inc. The acquired entity consisted of two construction equipment stores in Rogers and Rosemount, Minnesota and expands the Company’s construction presence in Minnesota. The acquisition-date fair value of the total consideration transferred for the dealerships was $2.9 million.

On May 31, 2011, the Company acquired certain assets of St. Joseph Equipment Inc. The acquired entity consisted of four construction equipment locations in Shakopee, Hermantown and Elk River, Minnesota, and La Crosse, Wisconsin. The acquisition establishes the Company’s first construction equipment store in Wisconsin and allows the Company to have the exclusive Case Construction contract for the entire state of Minnesota and 11 counties in western Wisconsin. The acquisition-date fair value of the total consideration transferred for the dealerships was $17.0 million.

During the six months ended July 31, 2011, adjustments were recorded for additional consideration of $1.9 million earned and paid under agreements disclosed in the Company’s Form 10-K for the fiscal year ended January 31, 2010 as filed with the SEC. This additional consideration resulted in a net increase in goodwill for the Agriculture segment of $1.9 million.

The allocations of the purchase prices in the above business combinations are presented in the following table.

July 31,
2011
(in thousands)
Cash	$96
Receivables	3,775
Inventories	29,525
Prepaid expenses	799
Deferred income taxes	11
Property and equipment	8,291
Intangible assets	3,638
Goodwill	3,540

$49,675

Accounts payable	$224
Floorplan notes payable	13,602
Customer deposits	223
Accrued expenses	37
Income taxes payable	448
Long-term debt	442
Deferred income taxes	651

$15,627

Cash consideration	27,217
Non-cash consideration: liabilities incurred	6,831
Total consideration	$34,048

Goodwill related to the Agriculture operating segment	$2,789
Goodwill related to the Construction operating segment	$751

Goodwill expected to be deductible for tax purposes	$2,690

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

Certain financial information for each of the Company’s business segments is set forth below.

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Revenue
Agriculture	$266,353	$181,522	$553,331	$362,904
Construction	59,821	36,209	103,960	68,313
Segment revenue	326,174	217,731	657,291	431,217
Eliminations	(15,325)	(8,065)	(28,277)	(16,094)
Total	$310,849	$209,666	$629,014	$415,123

Income (Loss) Before Income Taxes
Agriculture	$10,937	$6,246	$23,896	$11,038
Construction	576	(852)	1,228	(2,767)
Segment income (loss) before income taxes	11,513	5,394	25,124	8,271
Shared Resources	(887)	(643)	(2,014)	(634)
Eliminations	(243)	(150)	(512)	(394)
Income before income taxes	$10,383	$4,601	$22,598	$7,243

	July 31,	January 31,
	2011	2011
	(in thousands)
Total Assets
Agriculture	$619,322	$514,049
Construction	178,537	98,535
Segment assets	797,859	612,584
Shared Resources (1)	121,386	37,340
Eliminations	(1,590)	(1,078)
Total	$917,655	$648,846

(1)          The balance as of July 31, 2011 includes the cash proceeds from the follow-on offering completed in May 2011.

NOTE 6 -    SUBSEQUENT EVENTS

On September 2, 2011, the Company acquired certain assets of Virgl Implement Inc. and Victor’s Inc., expanding the Company’s agriculture presence in Nebraska. The acquired entities consisted of two agricultural equipment stores in Wahoo and Fremont, Nebraska. Due to the recent acquisition of these entities, the initial business combination accounting will be performed in the three months ending October 31, 2011. The acquisition-date fair value of the total consideration transferred for the dealerships was approximately $13.2 million.

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

Our net income was $6.3 million, or $0.30 per diluted share, for the three months ended July 31, 2011, compared to $2.7 million, or $0.15 per diluted share, for the three months ended July 31, 2010. Significant factors impacting the quarterly comparisons were:

•                  Increase in revenue due to acquisitions and same-store sales growth in both our Agriculture and Construction segments primarily resulting from the continuation of a strong agriculture equipment market and improved construction equipment market in the region in which we do business;

•                  Increase in gross profit primarily due to increased revenue, and improvement in gross profit margin on service and rental and other;

•                  Decrease in floorplan interest expense due to our new Credit Agreement entered into on October 31, 2010.

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

	Three Months Ended July 31,		Percent	Six Months Ended July 31,		Percent
	2011	2010	Change	2011	2010	Change
	(dollars in thousands)			(dollars in thousands)
Equipment
Revenue	$225,283	$153,131	47.1%	$474,512	$303,491	56.4%
Cost of revenue	204,430	138,342	47.8%	427,731	275,143	55.5%
Gross profit	$20,853	$14,789	41.0%	$46,781	$28,348	65.0%
Gross profit margin	9.3%	9.7%	(0.4)%	9.9%	9.3%	0.6%

Parts
Revenue	$49,292	$33,947	45.2%	$91,202	$69,010	32.2%
Cost of revenue	34,426	24,184	42.4%	64,146	49,370	29.9%
Gross profit	$14,866	$9,763	52.3%	$27,056	$19,640	37.8%
Gross profit margin	30.2%	28.8%	1.4%	29.7%	28.5%	1.2%

Service
Revenue	$25,395	$17,502	45.1%	$46,359	$34,053	36.1%
Cost of revenue	8,963	6,970	28.6%	16,871	12,941	30.4%
Gross profit	$16,432	$10,532	56.0%	$29,488	$21,112	39.7%
Gross profit margin	64.7%	60.2%	4.5%	63.6%	62.0%	1.6%

Rental and other
Revenue	$10,879	$5,086	113.9%	$16,941	$8,569	97.7%
Cost of revenue	7,179	4,122	74.2%	11,612	7,178	61.8%
Gross profit	$3,700	$964	283.8%	$5,329	$1,391	283.1%
Gross profit margin	34.0%	19.0%	15.0%	31.5%	16.2%	15.3%

The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010

Revenue
Equipment	72.5%	73.0%	75.4%	73.1%
Parts	15.9%	16.2%	14.5%	16.6%
Service	8.1%	8.4%	7.4%	8.2%
Rental and other	3.5%	2.4%	2.7%	2.1%
Total revenue	100.0%	100.0%	100.0%	100.0%

Total cost of revenue	82.0%	82.8%	82.7%	83.0%

Gross profit	18.0%	17.2%	17.3%	17.0%

Operating expenses	14.2%	13.9%	13.3%	14.2%

Income from operations	3.8%	3.3%	4.0%	2.8%

Other income (expense)	(0.5)%	(1.1)%	(0.4)%	(1.1)%

Income before income taxes	3.3%	2.2%	3.6%	1.7%

Provision for income taxes	(1.3)%	(0.9)%	(1.4)%	(0.7)%

Net income	2.0%	1.3%	2.2%	1.0%

Three Months Ended July 31, 2011 Compared to Three Months Ended July 31, 2010

Consolidated Results

Revenue

	Three Months Ended July 31,			Percent
	2011	2010	Increase	Change
	(dollars in thousands)
Equipment	$225,283	$153,131	$72,152	47.1%
Parts	49,292	33,947	15,345	45.2%
Service	25,395	17,502	7,893	45.1%
Rental and other	10,879	5,086	5,793	113.9%

Total Revenue	$310,849	$209,666	$101,183	48.3%

The increase in revenue for the three months ended July 31, 2011, as compared to the same period last year, was due to acquisitions contributing $42.4 million and same-store sales growth contributing $58.8 million to current period revenue. This revenue growth was in both our Agriculture and Construction segments and resulted from the continuation of a strong agriculture equipment market and improved construction equipment market in the region in which we do business.

Cost of Revenue

	Three Months Ended July 31,			Percent
	2011	2010	Increase	Change
	(dollars in thousands)
Equipment	$204,430	$138,342	$66,088	47.8%
Parts	34,426	24,184	10,242	42.4%
Service	8,963	6,970	1,993	28.6%
Rental and other	7,179	4,122	3,057	74.2%

Total cost of revenue	$254,998	$173,618	$81,380	46.9%

The increase in cost of revenue for the three months ended July 31, 2011, as compared to the same period last year, was primarily due to increased revenue. Acquisitions contributed $33.2 million of the increase in total cost of revenue, while same-store sales growth contributed $48.2 million of the increase. As a percentage of revenue, cost of revenue was 82.0% compared to 82.8% for the second quarter of fiscal 2011.

Gross Profit

	Three Months Ended July 31,		Increase/	Percent
	2011	2010	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$20,853	$14,789	$6,064	41.0%
Parts	14,866	9,763	5,103	52.3%
Service	16,432	10,532	5,900	56.0%
Rental and other	3,700	964	2,736	283.8%

Total Gross Profit	$55,851	$36,048	$19,803	54.9%

Gross Profit Margin
Equipment	9.3%	9.7%	(0.4)%	(4.1)%
Parts	30.2%	28.8%	1.4%	4.9%
Service	64.7%	60.2%	4.5%	7.5%
Rental and other	34.0%	19.0%	15.0%	78.9%

Total Gross Profit Margin	18.0%	17.2%	0.8%	4.7%

Gross Profit Mix
Equipment	37.3%	41.0%	(3.7)%	(9.0)%
Parts	26.6%	27.1%	(0.5)%	(1.8)%
Service	29.5%	29.2%	0.3%	1.0%
Rental and other	6.6%	2.7%	3.9%	144.4%

Total Gross Profit Mix	100.0%	100.0%

The $19.8 million increase in gross profit for the three months ended July 31, 2011, as compared to the same period last year, was primarily due to increased revenue. Acquisitions contributed $9.2 million to the increase in gross profit for the three months ended July 31, 2011, while increases in same-store gross profit contributed the remaining $10.6 million. The increase in gross profit margin from 17.2% for the three months ended July 31, 2010 to 18.0% for the three months ended July 31, 2011 was primarily due to the increase in gross profit margin for service and rental and other. The increase in gross profit margin on rental and other is due to an increase in utilization of our rental fleet.

Operating Expenses

	Three Months Ended July 31,			Percent
	2011	2010	Increase	Change
	(dollars in thousands)
Operating expenses	$44,060	$29,212	$14,848	50.8%
Operating expenses as a percentage of revenue	14.2%	13.9%	0.3%	2.2%

The $14.8 million increase in operating expenses, as compared to the same period last year, was primarily due to the additional costs associated with acquisitions such as compensation, rent and depreciation. As a percentage of total revenue, operating expenses increased slightly to 14.2% for the three months ended July 31, 2011 compared to 13.9% for the three months ended July 31, 2010, reflecting higher expenses related to the Construction segment.

Other Income (Expense)

	Three Months Ended July 31,		Increase/	Percent
	2011	2010	(Decrease)	Change
	(dollars in thousands)
Interest and other income	$267	$34	$233	685.3%
Floorplan interest expense	(1,334)	(1,911)	(577)	(30.2)%
Interest expense other	(341)	(358)	(17)	(4.7)%

The decrease in floorplan interest expense of $0.6 million was primarily due to lower interest rates and lower interest-bearing floorplan notes payable balances associated with our new Credit Agreement entered into on October 31, 2010, for the three months ended July 31, 2011, as compared to the same period in the prior year. We expect floorplan interest expense and interest expense other in fiscal 2012 to continue to be positively impacted by the aforementioned Credit Agreement.

Provision for Income Taxes

	Three Months Ended July 31,			Percent
	2011	2010	Increase	Change
	(dollars in thousands)
Provision for income taxes	$4,092	$1,887	$2,205	116.9%

Our effective tax rate decreased from 41.0% for the three months ended July 31, 2010 to 39.4% for the three months ended July 31, 2011. The decrease in our effective tax rate from the comparable period in the prior year primarily reflects a decrease in the effect of permanent differences between financial and income tax reporting, such as incentive stock options.

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

	Three Months Ended July 31,		Increase/	Percent
	2011	2010	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$266,353	$181,522	$84,831	46.7%
Construction	59,821	36,209	23,612	65.2%
Segment revenue	326,174	217,731	108,443	49.8%
Eliminations	(15,325)	(8,065)	(7,260)	(90.0)%
Total	$310,849	$209,666	$101,183	48.3%

Income (Loss) Before Income Taxes
Agriculture	$10,937	$6,246	$4,691	75.1%
Construction	576	(852)	1,428	167.6%
Segment income (loss) before income taxes	11,513	5,394	6,119	113.4%
Shared Resources	(887)	(643)	(244)	(37.9)%
Eliminations	(243)	(150)	(93)	(62.0)%
Income before income taxes	$10,383	$4,601	$5,782	125.7%

Agriculture

Agriculture segment revenue for the three months ended July 31, 2011 increased 46.7% compared to the same period last year. The revenue increase was due to acquisitions and an Agriculture same-store sales increase of 26.9% over the three months ended July 31, 2010. The same-store sales growth was positively impacted by a strong equipment market primarily caused by increased farm cash receipts for calendar year 2010 and anticipated strong farm cash receipts for calendar year 2011.

Agriculture segment income before income taxes for the three months ended July 31, 2011 increased 75.1% compared to the same period last year, primarily due to higher Agriculture segment revenue. Also contributing to the improvement in segment income before income taxes was a decrease in floorplan interest expense. This decrease resulted from our new Credit Agreement entered into on October 31, 2010, and we expect interest expense in fiscal 2012 to continue to be positively impacted by this new Credit Agreement.

Construction

Construction segment revenue for the three months ended July 31, 2011 increased 65.2% compared to the same period last year. The revenue increase was due to acquisitions and a Construction same-store sales increase of 34.6% over the three months ended July 31, 2010. The same-store sales growth was positively impacted by an improved construction equipment market in the region in which we do business and results from ongoing operational improvements.

The Construction segment earned segment income before income taxes of $0.6 million for the three months ended July 31, 2011, compared to a segment loss before income taxes of $0.9 million in the same period last year. This improvement was primarily caused by an increase in Construction segment revenue and increase in gross profit on rental and other, resulting from increased utilization of our rental fleet. Offsetting the positive effect of increased revenue and gross profit margin was $0.4 million in exit costs primarily related to the closing of our store in Belgrade, Montana.

Shared Resources/Eliminations

We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate these net expenses to our segments. Since these allocations are set early in the year, unallocated balances may occur.

Eliminations remove any inter-company revenue and income before income taxes residing in our segment results.

Six Months Ended July 31, 2011 Compared to Six Months Ended July 31, 2010

Consolidated Results

Revenue

	Six Months Ended July 31,			Percent
	2011	2010	Increase	Change
	(dollars in thousands)
Equipment	$474,512	$303,491	$171,021	56.4%
Parts	91,202	69,010	22,192	32.2%
Service	46,359	34,053	12,306	36.1%
Rental and other	16,941	8,569	8,372	97.7%

Total Revenue	$629,014	$415,123	$213,891	51.5%

The increase in revenue for the six months ended July 31, 2011, as compared to the same period last year, was due to acquisitions contributing $79.4 million and same-store sales growth contributing $134.5 million to current period revenue. This revenue growth was in both our Agriculture and Construction segments and resulted from the continuation of a strong agriculture equipment market and improved construction equipment market in the region in which we do business.

Cost of Revenue

	Six Months Ended July 31,			Percent
	2011	2010	Increase	Change
	(dollars in thousands)
Equipment	$427,731	$275,143	$152,588	55.5%
Parts	64,146	49,370	14,776	29.9%
Service	16,871	12,941	3,930	30.4%
Rental and other	11,612	7,178	4,434	61.8%

Total cost of revenue	$520,360	$344,632	$175,728	51.0%

The increase in cost of revenue for the six months ended July 31, 2011, as compared to the same period last year, was primarily due to increased revenue. Acquisitions contributed $62.5 million of the increase in total cost of revenue, while same-store sales growth contributed $113.2 million of the increase. As a percentage of revenue, cost of revenue was 82.7% compared to 83.0% for the same period last year.

Gross Profit

	Six Months Ended July 31,		Increase/	Percent
	2011	2010	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$46,781	$28,348	$18,433	65.0%
Parts	27,056	19,640	7,416	37.8%
Service	29,488	21,112	8,376	39.7%
Rental and other	5,329	1,391	3,938	283.1%

Total Gross Profit	$108,654	$70,491	$38,163	54.1%

Gross Profit Margin
Equipment	9.9%	9.3%	0.6%	6.5%
Parts	29.7%	28.5%	1.2%	4.2%
Service	63.6%	62.0%	1.6%	2.6%
Rental and other	31.5%	16.2%	15.3%	94.4%

Total Gross Profit Margin	17.3%	17.0%	0.3%	1.8%

Gross Profit Mix
Equipment	43.1%	40.2%	2.9%	7.2%
Parts	24.9%	27.9%	(3.0)%	(10.8)%
Service	27.1%	29.9%	(2.8)%	(9.4)%
Rental and other	4.9%	2.0%	2.9%	145.0%

Total Gross Profit Mix	100.0%	100.0%

The $38.2 million increase in gross profit for the six months ended July 31, 2011, as compared to the same period last year, was primarily due to increased revenue. Acquisitions contributed $16.9 million to the increase in gross profit for the six months ended July 31, 2011, while increases in same-store gross profit contributed the remaining $21.2 million. Gross profit margin was 17.3% for the six months ended July 31, 2011, as compared to 17.0% for the same period in the prior year. The increase in gross profit margin on rental and other, is due to an increase in utilization of our rental fleet.

Operating Expenses

	Six Months Ended July 31,		Increase/	Percent
	2011	2010	(Decrease)	Change
	(dollars in thousands)
Operating expenses	$83,496	$59,008	$24,488	41.5%
Operating expenses as a percentage of revenue	13.3%	14.2%	(0.9)%	(6.3)%

The $24.5 million increase in operating expenses for the six months ended July 31, 2011, as compared to the same period last year, was primarily due to the additional costs associated with acquisitions such as compensation, rent and depreciation. As a percentage of total revenue, operating expenses decreased to 13.3% for the six months ended July 31, 2011, compared to 14.2% for the same period in the prior year, due to improved fixed operating cost leverage resulting from higher revenue.

Other Income (Expense)

	Six Months Ended July 31,		Increase/	Percent
	2011	2010	(Decrease)	Change
	(dollars in thousands)
Interest and other income	$552	$207	$345	166.7%
Floorplan interest expense	(2,496)	(3,712)	(1,216)	(32.8)%
Interest expense other	(616)	(735)	(119)	(16.2)%

The decrease in floorplan interest expense of $1.2 million was primarily due to lower interest rates and lower interest-bearing floorplan notes payable balances associated with our new Credit Agreement entered into on October 31, 2010, for the six months ended July 31, 2011, as compared to the same period in the prior year. We expect floorplan interest expense and interest expense other in fiscal 2012 to continue to be positively impacted by the aforementioned Credit Agreement.

Provision for Income Taxes

	Six Months Ended July 31,			Percent
	2011	2010	Increase	Change
	(dollars in thousands)
Provision for income taxes	$9,039	$2,970	$6,069	204.3%

Our effective tax rate decreased from 41.0% for the six months ended July 31, 2010 to 40.0% for the six months ended July 31, 2011. The decrease in our effective tax rate from the comparable period in the prior year primarily reflects a decrease in the effect of permanent differences between financial and income tax reporting, such as incentive stock options.

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

	Six Months Ended July 31,		Increase/	Percent
	2011	2010	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$553,331	$362,904	$190,427	52.5%
Construction	103,960	68,313	35,647	52.2%
Segment revenue	657,291	431,217	226,074	52.4%
Eliminations	(28,277)	(16,094)	(12,183)	(75.7)%
Total	$629,014	$415,123	$213,891	51.5%

Income (Loss) Before Income Taxes
Agriculture	$23,896	$11,038	$12,858	116.5%
Construction	1,228	(2,767)	3,995	144.4%
Segment income (loss) before income taxes	25,124	8,271	16,853	203.8%
Shared Resources	(2,014)	(634)	(1,380)	(217.7)%
Eliminations	(512)	(394)	(118)	(29.9)%
Income before income taxes	$22,598	$7,243	$15,355	212.0%

Agriculture segment revenue for the six months ended July 31, 2011 increased 52.5% compared to the same period last year. The revenue increase was due to acquisitions and an Agriculture same-store sales increase of 32.2%, as compared to the same period in the prior year. The same-store sales growth was positively impacted by a strong equipment market primarily caused by increased farm cash receipts for calendar year 2010 and anticipated strong farm cash receipts for calendar year 2011.

Segment income before income taxes for the six months ended July 31, 2011 increased 116.5% compared to the same period last year, primarily due to higher Agriculture segment revenue. Also contributing to the improvement in segment income before income taxes was a decrease in floorplan interest expense. This decrease resulted from our new Credit Agreement entered into on October 31, 2010, and we expect interest expense in fiscal 2012 to continue to be positively impacted by this new Credit Agreement.

Construction

Construction segment revenue for the six months ended July 31, 2011 increased 52.2% compared to the same period last year. The revenue increase was due to acquisitions and a Construction same-store sales increase of 33.9%, as compared to the same period in the prior year. The same-store sales growth was positively impacted by an improved construction equipment market in the region in which we do business and results from ongoing operational improvements.

The Construction segment earned segment income before income taxes of $1.2 million, compared to a segment loss before income taxes of $2.8 million in the same period last year. This improvement was primarily caused by an increase in Construction segment revenue and increase in gross profit on rental and other, resulting from increased utilization of our rental fleet. Also contributing to the improvement in segment income before income taxes was a decrease in floorplan interest expense. This decrease resulted from the aforementioned Credit Agreement, and we expect interest expense in fiscal 2012 to continue to be positively impacted by this new Credit Agreement.

Shared Resources/Eliminations

We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate these net expenses to our segments. Since these allocations are set early in the year, unallocated balances may occur.

Eliminations remove any inter-company revenue and income before income taxes residing in our segment results.

Liquidity and Capital Resources

Cash Flow from Operating Activities

For the six months ended July 31, 2011, our cash used for operating activities was $76.9 million. Our cash used for operating activities was primarily the result of our reported net income of $13.6 million and an add-back of non-cash depreciation and amortization of $6.1 million. This amount was principally offset by an increase in net cash for inventories of $99.6 million. The increase in inventories primarily reflects new equipment stocking to support forecasted higher equipment sales in the second half of our fiscal year. We evaluate our cash flow from operating activities net of all floorplan activity and short-term advances related to customer contracts in transit. Taking these adjustments into account, our non-GAAP cash flow used for operating activities was $3.0 million as of July 31, 2011. For a reconciliation of this non-GAAP financial measure, please see the Non-GAAP Cash Flow Reconciliation section below.

For the six months ended July 31, 2010, our cash used for operating activities was $30.2 million. Our cash used for operating activities was primarily the result of our reported net income of $4.3 million and an add-back of non-cash depreciation and amortization of $4.2 million. This amount was principally offset by an increase in net cash used for inventories of $28.3 million, a net increase in receivables, prepaid expenses and other assets of $6.8 million and a net decrease in accounts payable, customer deposits, accrued expenses and other long-term liabilities of $4.9 million. The increase in inventories primarily reflected new equipment purchases to support future sales. We evaluate our cash flow from operating activities net of all floorplan activity and short-term advances related to customer contracts in transit. Taking these adjustments into account, our non-GAAP cash flow used for operating activities was $7.1 million as of July 31, 2010. For a reconciliation of this non-GAAP financial measure, please see the Non-GAAP Cash Flow Reconciliation section below.

Cash Flow from Investing Activities

For the six months ended July 31, 2011, cash used for investing activities was $35.0 million. Our cash used for investing activities primarily consisted of purchases of equipment dealerships (net of cash purchased) of $27.1 million and purchases of property and equipment of $8.5 million.

For the six months ended July 31, 2010, cash used for investing activities was $8.5 million. Our cash used for investing activities primarily consisted of purchases of property and equipment of $6.3 million and the purchases of equipment dealerships (net of cash purchased) of $2.4 million

Cash Flow from Financing Activities

For the six months ended July 31, 2011, cash provided by financing activities was $137.9 million. Cash provided by financing activities was primarily the result of $74.9 million in net proceeds from our follow-on offering and an increase in non-manufacturer floorplan notes payable of $74.2 million. This amount was principally offset by principal payments on our long-term debt of $11.2 million.

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

The following table reconciles net cash provided by (used for) operating activities, a GAAP measure, to non-GAAP cash flow provided by (used for) operating activities as of July 31, 2011 and 2010 and net cash provided by (used for) financing activities, a GAAP measure, to non-GAAP cash flow provided by (used for) financing activities as of July 31, 2011 and 2010:

	Cash Flow	Adjustment	Adjustment	Non-GAAP
	As Reported	(1)	(2)	Cash Flow
	(in thousands)
Six months ended July 31, 2011
Net cash provided by (used for) operating activities	$(76,865)	$74,217	$(390)	$(3,038)
Net cash provided by (used for) financing activities	137,944	(74,217)	390	64,117

Six months ended July 31, 2010
Net cash provided by (used for) operating activities	$(30,160)	$23,444	$(358)	$(7,074)
Net cash provided by (used for) financing activities	23,968	(23,444)	358	882

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

Forward-looking statements include all statements based on future expectations and specifically include, among other things, all statements relating to our expectations regarding store consolidation, inventory levels, interest expense, agriculture market conditions, our primary liquidity sources and adequacy of our capital resources. Any statements that are not based upon historical facts, including the outcome of events that have not yet occurred and our expectations for future performance, are forward-looking statements. The words “potential,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” “plan,” “anticipate,” and similar words and expressions are intended to identify forward-looking statements. Such statements are based upon the current beliefs and expectations of our management. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, adverse market conditions in the agricultural and construction equipment industries, the continuation of unfavorable conditions in the credit markets and those matters identified and discussed in our Annual Report on Form 10-K under the section titled “Risk Factors.”

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

Based upon balances and interest rates as of July 31, 2011, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $2.5 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $2.5 million. At July 31, 2011, we had variable rate floorplan notes payable of $494.9 million, of which approximately $217.9 million was interest-bearing, variable notes payable and long-term debt of $28.5 million, and fixed rate notes payable and long-term debt of $7.2 million.

Our policy is not to enter into derivatives or other financial instruments for trading or speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

(a)                                  Evaluation of disclosure controls and procedures. After evaluating the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Quarterly Report, the Company’s Chief Executive Officer and Chief Financial Officer, with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective.

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

ITEM 2.                                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                                                     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                                     (REMOVED AND RESERVED)

ITEM 5.                                                     OTHER INFORMATION

None.

ITEM 6.                                                     EXHIBITS

Exhibits - See “Exhibit Index” on page following signature page

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 8, 2011

TITAN MACHINERY INC.

By	/s/ Mark P. Kalvoda
Mark P. Kalvoda
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

TITAN MACHINERY INC.

FORM 10-Q

Exhibit No.	Description

+10.1	Amended and Restated Titan Machinery Inc. 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed June 6, 2011.

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101

Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended July 31, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements tagged as blocks of text.

+Indicates management compensatory plan or arrangement

*Filed herewith

** Furnished herewith