Form 10-Q
period 2011-10-31
Titan Machinery Inc.
filed 2011-12-09
CIK 1409171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

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

The number of shares outstanding of the registrant’s common stock as of November 30, 2011 was: Common Stock, $0.00001 par value, 20,785,215 shares.

TITAN MACHINERY INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. — FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS

TITAN MACHINERY INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	October 31,	January 31,
	2011	2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$97,890	$76,112
Receivables, net	52,952	44,945
Inventories	738,345	429,844
Prepaid expenses and other current assets	2,176	1,003
Deferred income taxes	2,880	3,247

Total current assets	894,243	555,151

INTANGIBLES AND OTHER ASSETS
Noncurrent parts inventories	3,136	2,405
Goodwill	23,164	18,391
Intangible assets, net of accumulated amortization	9,758	4,734
Other	2,787	2,793
	38,845	28,323

PROPERTY AND EQUIPMENT, net of accumulated depreciation	118,329	65,372

	$1,051,417	$648,846

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$39,091	$15,957
Floorplan notes payable	576,763	320,801
Current maturities of long-term debt and short-term advances	1,925	4,207
Customer deposits	19,237	28,180
Accrued expenses	22,387	16,816
Income taxes payable	1,471	2,093
Total current liabilities	660,874	388,054

LONG-TERM LIABILITIES
Long-term debt, less current maturities	59,544	33,409
Deferred income taxes	10,249	9,012
Other long-term liabilities	3,419	3,814
	73,212	46,235

STOCKHOLDERS’ EQUITY
Common stock, par value $.00001 per share, authorized - 25,000 shares; issued and outstanding - 20,756 at October 31, 2011 and 17,917 at January 31, 2011	—	—
Additional paid-in-capital	216,881	140,466
Retained earnings	100,450	74,091
	317,331	214,557

	$1,051,417	$648,846

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010

REVENUE
Equipment	$312,304	$241,096	$786,816	$544,587
Parts	64,468	42,028	155,670	111,038
Service	29,843	20,832	76,202	54,885
Rental and other	16,345	7,351	33,286	15,920
TOTAL REVENUE	422,960	311,307	1,051,974	726,430

COST OF REVENUE
Equipment	283,690	221,163	711,421	496,306
Parts	44,389	29,296	108,535	78,666
Service	10,304	7,435	27,175	20,376
Rental and other	10,580	5,435	22,192	12,613
TOTAL COST OF REVENUE	348,963	263,329	869,323	607,961

GROSS PROFIT	73,997	47,978	182,651	118,469

OPERATING EXPENSES	50,060	32,849	133,556	91,857

INCOME FROM OPERATIONS	23,937	15,129	49,095	26,612

OTHER INCOME (EXPENSE)
Interest and other income	307	207	859	414
Floorplan interest expense	(2,625)	(2,138)	(5,121)	(5,850)
Interest expense other	(283)	(394)	(899)	(1,129)

INCOME BEFORE INCOME TAXES	21,336	12,804	43,934	20,047

PROVISION FOR INCOME TAXES	(8,536)	(5,098)	(17,575)	(8,068)

NET INCOME	$12,800	$7,706	$26,359	$11,979

EARNINGS PER SHARE - NOTE 1

EARNINGS PER SHARE - BASIC	$0.62	$0.44	$1.35	$0.68
EARNINGS PER SHARE - DILUTED	$0.61	$0.42	$1.31	$0.66

WEIGHTED AVERAGE SHARES - BASIC	20,572	17,661	19,538	17,638
WEIGHTED AVERAGE SHARES - DILUTED	21,073	18,161	20,081	18,100

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

	Common Stock		Additional
	Shares		Paid-In	Retained
	Outstanding	Amount	Capital	Earnings	Total

BALANCE, JANUARY 31, 2011	17,917	$—	$140,466	$74,091	$214,557
Common stock issued in follow-on offering	2,760	—	74,898	—	74,898
Common stock issued on grant of restricted stock and exercise of stock options and warrants and tax benefits of equity awards	79	—	530	—	530
Stock-based compensation expense	—	—	987	—	987
Net income	—	—	—	26,359	26,359

BALANCE, OCTOBER 31, 2011	20,756	$—	$216,881	$100,450	$317,331

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended October 31,
	2011	2010

OPERATING ACTIVITIES
Net income	$26,359	$11,979
Adjustments to reconcile net income to net cash used for operating activities
Depreciation and amortization	10,172	6,443
Deferred income taxes	184	(19)
Stock-based compensation expense	987	860
Other	249	(199)
Changes in assets and liabilities, net of purchase of equipment dealerships assets and assumption of liabilities
Receivables, prepaid expenses and other assets	(4,117)	(12,580)
Inventories	(232,519)	(57,119)
Floorplan notes payable	8,217	2,893
Accounts payable, customer deposits, accrued expenses and other long-term liabilities	14,638	1,724
Income taxes	(1,012)	4,707

NET CASH USED FOR OPERATING ACTIVITIES	(176,842)	(41,311)

INVESTING ACTIVITIES
Property and equipment purchases	(11,702)	(11,210)
Net proceeds from sale of equipment	3,244	719
Purchase of equipment dealerships, net of cash purchased	(38,607)	(2,423)
Other, net	(99)	(293)

NET CASH USED FOR INVESTING ACTIVITIES	(47,164)	(13,207)

FINANCING ACTIVITIES
Proceeds from follow-on offering of common stock, net of underwriting discount of $4,166 and other direct costs of $286	74,898	—
Net change in non-manufacturer floorplan notes payable	162,698	45,179
Short-term advances related to customer contracts in transit, net	(388)	(104)
Proceeds from long-term debt borrowings	20,000	6,441
Principal payments on long-term debt	(11,751)	(7,318)
Debt issuance costs	(203)	—
Other	530	137

NET CASH PROVIDED BY FINANCING ACTIVITIES	245,784	44,335

NET CHANGE IN CASH AND CASH EQUIVALENTS	21,778	(10,183)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	76,112	76,185

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$97,890	$66,002

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) Page — 2

(in thousands)

	Nine Months Ended October 31,
	2011	2010

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period
Income taxes, net of refunds	$18,191	$3,388

Interest	$5,390	$6,965

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Property and equipment financed with long-term debt	$8,720	$2,504

Net transfer of equipment to fixed assets from inventories	$35,721	$2,357

Net transfer of financing to long-term debt from floorplan notes payable	$1,696	$1,625

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 -                     BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The quarterly operating results for Titan Machinery Inc. (the “Company”) are subject to fluctuation due to varying weather patterns, which may impact the timing and amount of equipment purchases, rentals, and after-sales parts and service purchases by the Company’s Agriculture and Construction customers. Therefore, operating results for the nine-month period ended October 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2012. The information contained in the balance sheet as of January 31, 2011 was derived from the audited financial statements for the Company for the year then ended. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended January 31, 2011 as filed with the SEC.

Nature of Business

Titan Machinery Inc. is engaged in the retail sale, service and rental of agricultural and construction equipment through stores in North Dakota, South Dakota, Minnesota, Iowa, Nebraska, Montana, Wyoming and Wisconsin.

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Transportation Solutions, LLC. All significant accounts, transactions and profits between the consolidated companies have been eliminated in consolidation.

Fair Value of Financial Instruments

The carrying amount of cash, receivables, payables, short-term debt and other current liabilities approximates fair value because of the short maturity and/or frequent repricing of those instruments. Based upon current borrowing rates with similar maturities, the carrying value of the long-term debt approximates the fair value as of October 31, 2011 and January 31, 2011.

Exit and Disposal Costs

The Company accounts for exit or disposal activities, including store closures, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 420, Exit or Disposal Cost Obligations. Such costs mainly include lease termination costs and employee termination costs. The Company records a liability for the net present value of any remaining lease obligations, net of estimated sublease income, at the date it ceases using the property. Any subsequent adjustments to that liability as a result of lease termination or changes in estimates of sublease income are recorded in the period incurred. The Company records a liability for employee termination costs at the date the termination benefits were first communicated to the employees.

Upon acquiring ABC Rental & Equipment Sales in the first quarter of fiscal 2012, the Company combined its existing location in Belgrade, Montana into its newly-acquired store in nearby Bozeman, Montana. This was completed in July 2011, with all of the Belgrade operations and employees moving to the Bozeman store location. Thus, the Belgrade store was closed as of July 31, 2011. The exit costs relate to lease termination. Estimated lease termination costs totaling $0.4 million for the Belgrade store and adjustments for a previously closed store are included in operating expenses on the consolidated statements of operations for the nine months ended October 31, 2011.

A reconciliation of the beginning and ending liability balance follows:

(in thousands)
Balance at January 31, 2011	$207
Exit costs incurred and charged to expense	386
Exit costs paid	(105)
Balance at October 31, 2011	$488

Recent Accounting Guidance

In May 2011, the FASB amended authoritative guidance on fair value measurements, codified in ASC 820, Fair Value Measurements and Disclosures. The amended guidance results in common fair value measurements and disclosure requirements for financial statements reported under GAAP or International Financial Reporting Standards. These amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and change particular principles or requirements for measuring fair value and disclosing information about fair value measurements. The guidance is effective for interim and annual periods beginning after December 15, 2011, and is applied prospectively. The Company is in the process of determining the impact that this guidance will have on the Company’s consolidated financial statements.

In June 2011, the FASB amended authoritative guidance on the presentation of comprehensive income, codified in ASC 220, Comprehensive Income. The amended guidance requires the presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance is applied retrospectively and is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The Company is in the process of determining the impact that this guidance will have on the Company’s consolidated financial statements.

In September 2011, the FASB amended authoritative guidance on goodwill impairment testing, codified in ASC 350, Intangibles - Goodwill and Other. The amended guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that the fair value of the reporting unit is more likely than not greater than the carrying amount, then the entity is not required to perform a quantitative assessment. However, if an entity concludes that the fair value of a reporting unit is more likely than not less than its carrying amount, it is required to perform the two-step impairment test. The guidance is effective for the interim and annual periods beginning after December 15, 2011, with early adoption permitted. The Company is in the process of determining the impact that this guidance will have on the Company’s consolidated financial statements.

Earnings Per Share

The following table sets forth the denominator for the computation of basic and diluted earnings per share:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Basic weighted-average shares outstanding	20,572	17,661	19,538	17,638
Plus: Incremental shares from assumed conversions
Restricted Stock	183	197	178	184
Warrants	29	53	30	57
Stock Options	289	250	335	221
Diluted weighted-average shares outstanding	21,073	18,161	20,081	18,100

There were 72,000 and 10,000 stock options outstanding that were excluded from the computation of diluted earnings per share for the three and nine months ended October 31, 2011, respectively, and 134,000 and 139,000 stock options outstanding that were excluded from the computation of diluted earnings per share for the three and nine months ended October 31, 2010, respectively, because they were anti-dilutive.

NOTE 2 -                     INVENTORIES

	October 31,	January 31,
	2011	2011
	(in thousands)
New equipment	$499,916	$209,871
Used equipment	159,288	162,254
Parts and attachments	70,756	52,694
Work in process	8,385	5,025

	$738,345	$429,844

In addition to the above amounts, the Company has estimated that a portion of its parts inventory will not be sold in the next year. Accordingly, these balances have been classified as noncurrent assets.

NOTE 3 -                     LINES OF CREDIT / FLOORPLAN NOTES PAYABLE

Operating Line of Credit

As of October 31, 2011, the Company had a $75.0 million working capital line of credit under a Senior Secured Credit Facility (the “Credit Agreement”) with a group of banks led by Wells Fargo Bank, National Association. The Company had $50.8 million and $26.4 million outstanding on its operating line of credit as of October 31, 2011 and January 31, 2011, respectively. Amounts outstanding are recorded as long-term debt, within long-term liabilities on the consolidated balance sheets, as the Company does not have the intention or obligation to repay amounts borrowed within one year.

Floorplan Lines of Credit

As of October 31, 2011, the Company had discretionary floorplan lines of credit for equipment purchases totaling approximately $650.0 million with various lending institutions, including $200.0 million under the aforementioned Credit Agreement, a $350.0 million Wholesale Floorplan Credit Facility with CNH Capital America LLC (“CNH Capital”) and a $100.0 million Wholesale Financing Plan with Rental Agreement with Agricredit Acceptance LLC. Floorplan notes payable relating to these credit facilities totaled approximately $537.6 million of the total floorplan notes payable balance of $576.8 million outstanding as of October 31, 2011 and $300.6 million of the total floorplan notes payable balance of

$320.8 million outstanding as of January 31, 2011. As of October 31, 2011, the Company had approximately $106.3 million in available borrowings remaining under these lines of credit. These floorplan notes carried various interest rates primarily ranging from 2.24% to 7.25% as of October 31, 2011, subject to interest-free periods offered by CNH Capital. As of October 31, 2011, the Company was in compliance with all floorplan financial covenants.

NOTE 4 -                     BUSINESS COMBINATIONS

The Company continued to implement its strategy of consolidating dealerships in desired market areas. Below is a summary of the acquisitions completed for the nine months ended October 31, 2011. In certain of the business combination transactions the Company recognized goodwill and separately identifiable intangible assets. Factors contributing to the recognition of goodwill and intangible assets include an evaluation of future and historical financial performance, proximity to other existing and future planned Company locations, customer relationships and distribution territory. Pro forma results are not presented as the acquisitions are not considered material, individually or in aggregate, to the Company. The results of operations have been included in the Company’s consolidated statements of operations since the date of each respective business combination.

On February 28, 2011, the Company acquired certain assets of Tri-State Implement, Inc. The acquisition consisted of one agricultural equipment store located in Sioux Falls, South Dakota which is contiguous to the Company’s existing construction equipment location in Sioux Falls. The acquisition-date fair value of the total consideration transferred for the store was $1.0 million.

On March 31, 2011, the Company acquired 100% of the outstanding stock of Schoffman’s Inc., which included the real estate of this entity, and subsequently merged the acquired entity into the Company. The acquisition consisted of one agricultural equipment store in Redwood Falls, Minnesota which is contiguous to the Company’s existing location in Marshall, Minnesota. The acquisition-date fair value of the total consideration transferred for the store was $5.8 million.

On April 1, 2011, the Company acquired certain assets of ABC Rental & Equipment Sales. The acquisition consisted of four construction equipment rental stores located in Williston, North Dakota, and Bozeman, Missoula, and Big Sky, Montana. This acquisition expands the Company’s opportunity to capitalize on increased rental activity of the surrounding oil, coal and natural gas exploration and extraction areas in North Dakota and Montana. The acquisition-date fair value of the total consideration transferred for the stores was $5.4 million.

On May 13, 2011, the Company acquired certain assets of Carlson Tractor & Equipment, Inc. The acquisition consisted of two construction equipment stores in Rogers and Rosemount, Minnesota and expands the Company’s construction presence in Minnesota. The acquisition-date fair value of the total consideration transferred for the stores was $2.9 million.

On May 31, 2011, the Company acquired certain assets of St. Joseph Equipment Inc. The acquisition consisted of four construction equipment stores in Shakopee, Hermantown and Elk River, Minnesota, and La Crosse, Wisconsin. The acquisition establishes the Company’s first construction equipment store in Wisconsin and allows the Company to have the exclusive Case Construction contract for the entire state of Minnesota and 11 counties in western Wisconsin. The acquisition-date fair value of the total consideration transferred for the stores was $17.0 million.

On September 2, 2011, the Company acquired certain assets of Virgl Implement Inc. The acquisition consisted of one agricultural equipment store in Wahoo, Nebraska. The acquisition expands the Company’s agriculture presence in Nebraska. The acquisition-date fair value of the total consideration transferred for the store was approximately $5.7 million.

On September 2, 2011, the Company acquired certain assets of Victors Inc. The acquisition consisted of one agricultural equipment store in Fremont, Nebraska. The acquisition expands the Company’s agriculture presence in Nebraska. The acquisition-date fair value of the total consideration transferred for the store was approximately $7.5 million.

During the nine months ended October 31, 2011, adjustments were recorded for additional consideration of $1.9 million earned and paid under agreements disclosed in the Company’s Form 10-K for the fiscal year ended January 31, 2010 as filed with the SEC. This additional consideration resulted in a net increase in goodwill for the Agriculture segment of $1.9 million.

The allocations of the purchase prices in the above business combinations are presented in the following table.

October 31,
2011
(in thousands)
Cash	$98
Receivables	4,435
Inventories	39,898
Prepaid expenses	688
Deferred income taxes	13
Property and equipment	9,735
Intangible assets	5,400
Goodwill	4,773

$65,040

Accounts payable	$224
Floorplan notes payable	14,207
Customer deposits	1,048
Accrued expenses	37
Income taxes payable	390
Long-term debt	442
Deferred income taxes	1,433

$17,781

Cash consideration	38,705
Non-cash consideration: liabilities incurred	8,554
Total consideration	$47,259

Goodwill related to the Agriculture operating segment	$3,883
Goodwill related to the Construction operating segment	$890

Goodwill expected to be deductible for tax purposes	$3,482

NOTE 5 -                     SEGMENT INFORMATION AND OPERATING RESULTS

Revenue, income before income taxes and total assets at the segment level are reported before eliminations. The Company retains various unallocated income/(expense) items and assets at the general corporate level, which the Company refers to as “Shared Resources” in the table below. Shared Resources assets primarily consist of cash and property and equipment. Intersegment revenue is immaterial.

Certain financial information for each of the Company’s business segments is set forth below.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Revenue
Agriculture	$361,601	$282,365	$914,932	$645,269
Construction	77,435	39,827	181,395	108,140
Segment revenue	439,036	322,192	1,096,327	753,409
Eliminations	(16,076)	(10,885)	(44,353)	(26,979)
Total	$422,960	$311,307	$1,051,974	$726,430

Income (Loss) Before Income Taxes
Agriculture	$20,068	$14,420	$43,964	$25,458
Construction	3,254	(169)	4,482	(2,936)
Segment income (loss) before income taxes	23,322	14,251	48,446	22,522
Shared Resources	(1,772)	(1,343)	(3,786)	(1,977)
Eliminations	(214)	(104)	(726)	(498)
Total	$21,336	$12,804	$43,934	$20,047

	October 31,	January 31,
	2011	2011
	(in thousands)
Total Assets
Agriculture	$730,680	$514,049
Construction	198,680	98,535
Segment assets	929,360	612,584
Shared Resources (1)	123,861	37,340
Eliminations	(1,804)	(1,078)
Total	$1,051,417	$648,846

(1)          The balance as of October 31, 2011 includes the cash proceeds from the Company’s follow-on offering completed in May 2011.

NOTE 6 -                     SUBSEQUENT EVENTS

On November 1, 2011, the Company acquired certain assets of Van Der Werff Implement, Inc., an agriculture equipment store located in Platte, South Dakota. The store is contiguous to the Company’s existing locations in Sioux Falls, Huron, Miller, Highmore and Pierre, South Dakota. Due to the recent nature of this acquisition, the initial business combination accounting will be performed in the three months ending January 31, 2012. The acquisition-date fair value of the total consideration transferred for the store was approximately $3.9 million.

On December 1, 2011, the Company acquired certain assets of Jewell Implement Company, Inc., an agriculture equipment store located in Jewell, Iowa. The store is contiguous to the Company’s existing location in Iowa Falls, Iowa. Due to the recent nature of this acquisition, the initial business combination accounting will be performed in the three months ending January 31, 2012. The acquisition-date fair value of the total consideration transferred for the store was approximately $1.3 million.

On November 11, 2011, the Company entered into a definitive agreement to acquire the business of AgroExpert, S.R.L., which consists of two agriculture equipment dealerships, located in Bucharest and Timisoara, Romania. The entity’s existing management will retain a minority interest in the entity. The acquisition establishes the Company’s first international operations and is expected to close on or around December 31, 2011.

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

Overview

We own and operate a network of full service agricultural and construction equipment stores in the United States. Based upon information provided to us by CNH Global N.V. or its U.S. subsidiary CNH America LLC, collectively referred to in this Quarterly Report as CNH, we are the world’s largest retail dealer of Case IH Agriculture equipment and a major retail dealer of New Holland Agriculture, Case Construction and New Holland Construction equipment in the U.S. We have two primary business segments, Agriculture and Construction, within each of which we sell and rent new and used equipment, sell parts, and service the equipment in the areas surrounding our stores.

Our net income was $12.8 million, or $0.61 per diluted share, for the three months ended October 31, 2011, compared to $7.7 million, or $0.42 per diluted share, for the three months ended October 31, 2010. Significant factors impacting the quarterly comparisons were:

•                  Increase in revenue due to acquisitions and same-store sales growth in both our Agriculture and Construction segments primarily resulting from the continuation of a strong agriculture equipment market, improved construction equipment market in the region in which we do business, and growth in the rental business in our Construction segment, reflecting our initiative to expand this growth platform;

•                  Increase in gross profit primarily due to increased revenue and improvement in gross profit margin on equipment and rental and other; and

•                  Operating expenses as a percentage of total revenue increased to 11.8% for the three months ended October 31, 2011, compared to 10.5% for the three months ended October 31, 2010, primarily reflecting higher operating expenses related to our Construction segment, which includes additional expenses associated with growing the rental business, and an increase in the Company’s compensation expenses such as sales commissions.

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

	Three Months Ended October 31,		Percent	Nine Months Ended October 31,		Percent
	2011	2010	Change	2011	2010	Change
	(dollars in thousands)			(dollars in thousands)
Equipment
Revenue	$312,304	$241,096	29.5%	$786,816	$544,587	44.5%
Cost of revenue	283,690	221,163	28.3%	711,421	496,306	43.3%
Gross profit	$28,614	$19,933	43.6%	$75,395	$48,281	56.2%
Gross profit margin	9.2%	8.3%	0.9%	9.6%	8.9%	0.7%

Parts
Revenue	$64,468	$42,028	53.4%	$155,670	$111,038	40.2%
Cost of revenue	44,389	29,296	51.5%	108,535	78,666	38.0%
Gross profit	$20,079	$12,732	57.7%	$47,135	$32,372	45.6%
Gross profit margin	31.1%	30.3%	0.8%	30.3%	29.2%	1.1%

Service
Revenue	$29,843	$20,832	43.3%	$76,202	$54,885	38.8%
Cost of revenue	10,304	7,435	38.6%	27,175	20,376	33.4%
Gross profit	$19,539	$13,397	45.8%	$49,027	$34,509	42.1%
Gross profit margin	65.5%	64.3%	1.2%	64.3%	62.9%	1.4%

Rental and other
Revenue	$16,345	$7,351	122.4%	$33,286	$15,920	109.1%
Cost of revenue	10,580	5,435	94.7%	22,192	12,613	75.9%
Gross profit	$5,765	$1,916	200.9%	$11,094	$3,307	235.5%
Gross profit margin	35.3%	26.1%	9.2%	33.3%	20.8%	12.5%

The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010

Revenue
Equipment	73.8%	77.4%	74.8%	75.0%
Parts	15.2%	13.5%	14.8%	15.3%
Service	7.1%	6.7%	7.2%	7.5%
Rental and other	3.9%	2.4%	3.2%	2.2%
Total revenue	100.0%	100.0%	100.0%	100.0%

Total cost of revenue	82.5%	84.6%	82.6%	83.7%

Gross profit	17.5%	15.4%	17.4%	16.3%

Operating expenses	11.8%	10.5%	12.7%	12.6%

Income from operations	5.7%	4.9%	4.7%	3.7%

Other income (expense)	(0.7)%	(0.8)%	(0.5)%	(0.9)%

Income before income taxes	5.0%	4.1%	4.2%	2.8%

Provision for income taxes	(2.0)%	(1.6)%	(1.7)%	(1.2)%

Net income	3.0%	2.5%	2.5%	1.6%

Three Months Ended October 31, 2011 Compared to Three Months Ended October 31, 2010

Consolidated Results

Revenue

	Three Months Ended October 31,			Percent
	2011	2010	Increase	Change
	(dollars in thousands)
Equipment	$312,304	$241,096	$71,208	29.5%
Parts	64,468	42,028	22,440	53.4%
Service	29,843	20,832	9,011	43.3%
Rental and other	16,345	7,351	8,994	122.4%

Total Revenue	$422,960	$311,307	$111,653	35.9%

The increase in revenue for the three months ended October 31, 2011, as compared to the same period last year, was due to acquisitions contributing $71.8 million and same-store sales growth contributing $39.9 million to current period revenue. This revenue growth was in both our Agriculture and Construction segments and resulted from the continuation of a strong agriculture equipment market, an improved construction equipment market in the region in which we do business, and growth in the rental business in our Construction segment. This growth in the rental business reflects our initiative to expand this growth platform through strategic acquisitions, including the purchase of ABC Rental & Equipment Sales in the first quarter of fiscal 2012, new store openings, and an increase in the size of our designated rental fleet.

Cost of Revenue

	Three Months Ended October 31,			Percent
	2011	2010	Increase	Change
	(dollars in thousands)
Equipment	$283,690	$221,163	$62,527	28.3%
Parts	44,389	29,296	15,093	51.5%
Service	10,304	7,435	2,869	38.6%
Rental and other	10,580	5,435	5,145	94.7%

Total Cost of Revenue	$348,963	$263,329	$85,634	32.5%

The increase in cost of revenue for the three months ended October 31, 2011, as compared to the same period last year, was primarily due to increased revenue. Acquisitions contributed $57.4 million of the increase in total cost of revenue, while same-store sales growth contributed $28.2 million of the increase. As a percentage of revenue, cost of revenue was 82.5% compared to 84.6% for the third quarter of fiscal 2011.

Gross Profit

	Three Months Ended October 31,		Increase/	Percent
	2011	2010	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$28,614	$19,933	$8,681	43.6%
Parts	20,079	12,732	7,347	57.7%
Service	19,539	13,397	6,142	45.8%
Rental and other	5,765	1,916	3,849	200.9%

Total Gross Profit	$73,997	$47,978	$26,019	54.2%

Gross Profit Margin
Equipment	9.2%	8.3%	0.9%	10.8%
Parts	31.1%	30.3%	0.8%	2.6%
Service	65.5%	64.3%	1.2%	1.9%
Rental and other	35.3%	26.1%	9.2%	35.2%

Total Gross Profit Margin	17.5%	15.4%	2.1%	13.6%

Gross Profit Mix
Equipment	38.7%	41.5%	(2.8)%	(6.7)%
Parts	27.1%	26.5%	0.6%	2.3%
Service	26.4%	28.0%	(1.6)%	(5.7)%
Rental and other	7.8%	4.0%	3.8%	95.0%

Total Gross Profit Mix	100.0%	100.0%

The $26.0 million increase in gross profit for the three months ended October 31, 2011, as compared to the same period last year, was primarily due to increased revenue. Acquisitions contributed $14.3 million to the increase in gross profit for the three months ended October 31, 2011, while increases in same-store gross profit contributed the remaining $11.7 million. The increase in gross profit margin from 15.4% for the three months ended October 31, 2010 to 17.5% for the three months ended October 31, 2011 was primarily due to the increase in gross profit margin for equipment and rental and other, and changes in the sales mix. The increase in equipment gross profit margin was primarily reflective of an improved construction equipment market in the region in which we do business. Improvement in the gross profit margin for rental and other is primarily due to increased utilization of our rental fleet. While equipment revenue increased by 29.5% over the comparable period last year, the 53.4% increase in parts revenue, 43.3% increase in service revenue, and 122.4% increase in rental and other revenue caused a change in the sales mix that was more heavily weighted towards these higher-margin revenue sources, contributing to the increase in the overall gross profit margin.

Operating Expenses

	Three Months Ended October 31,			Percent
	2011	2010	Increase	Change
	(dollars in thousands)
Operating expenses	$50,060	$32,849	$17,211	52.4%
Operating expenses as a percentage of revenue	11.8%	10.5%	1.3%	12.4%

The $17.2 million increase in operating expenses for the three months ended October 31, 2011, as compared to the same period last year, was primarily due to the additional costs associated with acquisitions such as compensation, rent and depreciation. As a percentage of total revenue, operating expenses increased to 11.8% for the three months ended October 31, 2011 compared to 10.5% for the three months ended October 31, 2010, reflecting higher operating expenses related to our Construction segment, which includes additional expenses associated with growing the rental business, and an increase in the Company’s compensation expenses as a percentage of revenue. The increase in compensation expenses was impacted by sales commissions, which are calculated based on equipment gross profits rather than revenues.

Other Income (Expense)

	Three Months Ended October 31,		Increase/	Percent
	2011	2010	(Decrease)	Change
	(dollars in thousands)
Interest and other income	$307	$207	$100	48.3%
Floorplan interest expense	(2,625)	(2,138)	487	22.8%
Interest expense other	(283)	(394)	(111)	(28.2)%

The increase in floorplan interest expense of $0.5 million for the three months ended October 31, 2011, as compared to the same period in the prior year, was primarily due to an increase in new equipment inventories to support forecasted equipment sales, resulting in an increase in the related interest-bearing floorplan notes payable balance. This was partially offset by lower interest rates associated with our Credit Agreement entered into on October 31, 2010.

Provision for Income Taxes

	Three Months Ended October 31,			Percent
	2011	2010	Increase	Change
	(dollars in thousands)
Provision for income taxes	$8,536	$5,098	$3,438	67.4%

Our effective tax rate increased slightly from 39.8% for the three months ended October 31, 2010 to 40.0% for the three months ended October 31, 2011.

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

	Three Months Ended October 31,		Increase/	Percent
	2011	2010	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$361,601	$282,365	$79,236	28.1%
Construction	77,435	39,827	37,608	94.4%
Segment revenue	439,036	322,192	116,844	36.3%
Eliminations	(16,076)	(10,885)	(5,191)	(47.7)%
Total	$422,960	$311,307	$111,653	35.9%

Income (Loss) Before Income Taxes
Agriculture	$20,068	$14,420	$5,648	39.2%
Construction	3,254	(169)	3,423	2025.4%
Segment income (loss) before income taxes	23,322	14,251	9,071	63.7%
Shared Resources	(1,772)	(1,343)	(429)	(31.9)%
Eliminations	(214)	(104)	(110)	(105.8)%
Total	$21,336	$12,804	$8,532	66.6%

Agriculture

Agriculture segment revenue for the three months ended October 31, 2011 increased 28.1% compared to the same period last year. The revenue increase was due to acquisitions and an Agriculture same-store sales increase of 9.9% compared to the three months ended October 31, 2010. The same-store sales growth was positively impacted by a strong equipment market primarily caused by increased farm cash receipts for calendar year 2010 and anticipated strong farm cash receipts for calendar year 2011.

Agriculture segment income before income taxes for the three months ended October 31, 2011 increased 39.2% compared to the same period last year, primarily due to higher Agriculture segment revenue.

Construction

Construction segment revenue for the three months ended October 31, 2011 increased 94.4% compared to the same period last year. The revenue increase was due to acquisitions, a Construction same-store sales increase of 34.3% compared to the three months ended October 31, 2010, and growth in the rental business. The same-store sales growth was positively impacted by an improved construction equipment market in the region in which we do business and results from ongoing operational improvements. The growth in the rental business reflects our initiative to expand this growth platform through strategic acquisitions, including the purchase of ABC Rental & Equipment Sales in the first quarter of fiscal 2012, new store openings, and an increase in the size of our designated rental fleet.

The Construction segment earned segment income before income taxes of $3.3 million for the three months ended October 31, 2011, compared to a segment loss before income taxes of $0.2 million in the same period last year. This improvement was primarily caused by increases in Construction segment revenue and equipment gross profit margin, resulting from the aforementioned improvements in market conditions, and an increase in gross profit margin on rental and other, resulting from increased utilization of our rental fleet.

Shared Resources/Eliminations

We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate these net expenses to our segments. Since these allocations are set early in the year, unallocated balances may occur.

Eliminations remove any inter-company revenue and income before income taxes residing in our segment results.

Nine Months Ended October 31, 2011 Compared to Nine Months Ended October 31, 2010

Consolidated Results

Revenue

	Nine Months Ended October 31,			Percent
	2011	2010	Increase	Change
	(dollars in thousands)
Equipment	$786,816	$544,587	$242,229	44.5%
Parts	155,670	111,038	44,632	40.2%
Service	76,202	54,885	21,317	38.8%
Rental and other	33,286	15,920	17,366	109.1%

Total Revenue	$1,051,974	$726,430	$325,544	44.8%

The increase in revenue for the nine months ended October 31, 2011, as compared to the same period last year, was due to acquisitions contributing $157.3 million and same-store sales growth contributing $168.2 million to current period revenue. This revenue growth was in both our Agriculture and Construction segments and resulted from the continuation of a strong agriculture equipment market, an improved construction equipment market in the region in which we do business, and growth in the rental business in our Construction segment. This growth in the rental business reflects our initiative to expand this growth platform through strategic acquisitions, including the purchase of ABC Rental & Equipment Sales in the first quarter of fiscal 2012, new store openings, and an increase in the size of our designated rental fleet.

Cost of Revenue

	Nine Months Ended October 31,			Percent
	2011	2010	Increase	Change
	(dollars in thousands)
Equipment	$711,421	$496,306	$215,115	43.3%
Parts	108,535	78,666	29,869	38.0%
Service	27,175	20,376	6,799	33.4%
Rental and other	22,192	12,613	9,579	75.9%

Total Cost of Revenue	$869,323	$607,961	$261,362	43.0%

The increase in cost of revenue for the nine months ended October 31, 2011, as compared to the same period last year, was primarily due to increased revenue. Acquisitions contributed $125.6 million of the increase in total cost of revenue, while same-store sales growth contributed $135.8 million of the increase. As a percentage of revenue, cost of revenue was 82.6% compared to 83.7% for the same period last year.

Gross Profit

	Nine Months Ended October 31,		Increase/	Percent
	2011	2010	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$75,395	$48,281	$27,114	56.2%
Parts	47,135	32,372	14,763	45.6%
Service	49,027	34,509	14,518	42.1%
Rental and other	11,094	3,307	7,787	235.5%

Total Gross Profit	$182,651	$118,469	$64,182	54.2%

Gross Profit Margin
Equipment	9.6%	8.9%	0.7%	7.9%
Parts	30.3%	29.2%	1.1%	3.8%
Service	64.3%	62.9%	1.4%	2.2%
Rental and other	33.3%	20.8%	12.5%	60.1%

Total Gross Profit Margin	17.4%	16.3%	1.1%	6.7%

Gross Profit Mix
Equipment	41.3%	40.8%	0.5%	1.2%
Parts	25.8%	27.3%	(1.5)%	(5.5)%
Service	26.8%	29.1%	(2.3)%	(7.9)%
Rental and other	6.1%	2.8%	3.3%	117.9%

Total Gross Profit Mix	100.0%	100.0%

The $64.2 million increase in gross profit for the nine months ended October 31, 2011, as compared to the same period last year, was primarily due to increased revenue. Acquisitions contributed $31.7 million to the increase in gross profit for the nine months ended October 31, 2011, while increases in same-store gross profit contributed the remaining $32.5 million. The increase in gross profit margin from 16.3% for the nine months ended October 31, 2010 to 17.4% for the nine months ended October 31, 2011 was primarily due to the increase in gross profit margin for equipment and rental and other. The increase in equipment gross profit margin was primarily reflective of an improved construction equipment market in the region in which we do business. The increase in gross profit margin on rental and other is due to an increase in utilization of our rental fleet.

Operating Expenses

	Nine Months Ended October 31,			Percent
	2011	2010	Increase	Change
	(dollars in thousands)
Operating expenses	$133,556	$91,857	$41,699	45.4%
Operating expenses as a percentage of revenue	12.7%	12.6%	0.1%	0.8%

The $41.7 million increase in operating expenses for the nine months ended October 31, 2011, as compared to the same period last year, was primarily due to additional costs associated with acquisitions such as compensation, rent and depreciation. As a percentage of total revenue, operating expenses increased slightly to 12.7% for the nine months ended October 31, 2011, compared to 12.6% for the same period in the prior year. Higher operating expenses related to our Construction segment, which includes additional expenses associated with growing the rental business, and an increase in the Company’s compensation expenses as a percentage of revenue offset our ability to leverage fixed operating costs over higher revenues. The increase in compensation expenses was impacted by sales commissions, which are calculated based on equipment gross profits rather than revenues.

Other Income (Expense)

	Nine Months Ended October 31,		Increase/	Percent
	2011	2010	(Decrease)	Change
	(dollars in thousands)
Interest and other income	$859	$414	$445	107.5%
Floorplan interest expense	(5,121)	(5,850)	(729)	(12.5)%
Interest expense other	(899)	(1,129)	(230)	(20.4)%

The decrease in floorplan interest expense of $0.7 million for the nine months ended October 31, 2011, as compared to the same period in the prior year, was primarily due to lower interest rates associated with our Credit Agreement entered into on October 31, 2010. This was partially offset by an increase in new equipment inventories to support forecasted equipment sales, resulting in an increase in the related interest-bearing floorplan notes payable balance.

Provision for Income Taxes

	Nine Months Ended October 31,			Percent
	2011	2010	Increase	Change
	(dollars in thousands)
Provision for income taxes	$17,575	$8,068	$9,507	117.8%

Our effective tax rate decreased slightly from 40.2% for the nine months ended October 31, 2010 to 40.0% for the nine months ended October 31, 2011.

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

	Nine Months Ended October 31,		Increase/	Percent
	2011	2010	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$914,932	$645,269	$269,663	41.8%
Construction	181,395	108,140	73,255	67.7%
Segment revenue	1,096,327	753,409	342,918	45.5%
Eliminations	(44,353)	(26,979)	(17,374)	(64.4)%
Total	$1,051,974	$726,430	$325,544	44.8%

Income (Loss) Before Income Taxes
Agriculture	$43,964	$25,458	$18,506	72.7%
Construction	4,482	(2,936)	7,418	252.7%
Segment income (loss) before income taxes	48,446	22,522	25,924	115.1%
Shared Resources	(3,786)	(1,977)	(1,809)	(91.5)%
Eliminations	(726)	(498)	(228)	(45.8)%
Total	$43,934	$20,047	$23,887	119.2%

Agriculture

Agriculture segment revenue for the nine months ended October 31, 2011 increased 41.8% compared to the same period last year. The revenue increase was due to acquisitions and an Agriculture same-store sales increase of 21.6% over the nine months ended October 31, 2010. The same-store sales growth was positively impacted by a strong equipment market primarily caused by increased farm cash receipts for calendar year 2010 and anticipated strong farm cash receipts for calendar year 2011.

Agriculture segment income before income taxes for the nine months ended October 31, 2011 increased 72.7% compared to the same period last year, primarily due to higher Agriculture segment revenue.

Construction

Construction segment revenue for the nine months ended October 31, 2011 increased 67.7% compared to the same period last year. The revenue increase was due to acquisitions, a Construction same-store sales increase of 33.8% over the nine month ended October 31, 2010, and growth in the rental business. The same-store sales growth was positively impacted by an improved construction equipment market in the region in which we do business and results from ongoing operational improvements. The growth in the rental business reflects our initiative to expand this growth platform through strategic acquisitions, including the purchase of ABC Rental & Equipment Sales in the first quarter of fiscal 2012, new store openings, and an increase in the size of our designated rental fleet.

The Construction segment earned segment income before income taxes of $4.5 million, compared to a segment loss before income taxes of $2.9 million in the same period last year. This improvement was primarily caused by increases in Construction segment revenue and equipment gross profit margin, resulting from the aforementioned improvements in market conditions, and an increase in gross profit margin on rental and other, resulting from increased utilization of our rental fleet.

Shared Resources/Eliminations

We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate these net expenses to our segments. Since these allocations are set early in the year, unallocated balances may occur.

Eliminations remove any inter-company revenue and income before income taxes residing in our segment results.

Liquidity and Capital Resources

Cash Flow from Operating Activities

For the nine months ended October 31, 2011, cash used for operating activities was $176.8 million. Our cash used for operating activities was primarily the result of an increase in net cash for inventories of $232.5 million. This amount was principally offset by our reported net income of $26.4 million, an add-back of non-cash depreciation and amortization of $10.2 million, and an increase in accounts payable, customer deposits, accrued expenses and other long-term liabilities of $14.6 million. The increase in inventories primarily reflects new equipment stocking to support forecasted equipment sales. We evaluate our cash flow from operating activities net of all floorplan activity and short-term advances related to customer contracts in transit. Taking these adjustments into account, our non-GAAP cash flow used for operating activities was $14.5 million as of October 31, 2011. For a reconciliation of this non-GAAP financial measure, please see the Non-GAAP Cash Flow Reconciliation section below.

For the nine months ended October 31, 2010, cash used for operating activities was $41.3 million. Our cash used for operations was primarily the result of an increase in net cash used for inventories of $57.1 million and a net increase in receivables, prepaid expenses and other assets of $12.6 million. This amount was offset primarily by our reported net income of $12.0 million, an add-back of non-cash depreciation and amortization of $6.4 million, an increase in income taxes payable of

$4.7 million and an increase in manufacturer floorplan notes payable of $2.9 million. The increase in inventories primarily reflected new equipment purchases to support future sales.

Cash Flow from Investing Activities

For the nine months ended October 31, 2011, cash used for investing activities was $47.2 million. Our cash used for investing activities primarily consisted of purchases of equipment dealerships (net of cash purchased) of $38.6 million and purchases of property and equipment of $11.7 million.

For the nine months ended October 31, 2010, cash used for investing activities was $13.2 million. Our cash used for investing activities primarily consisted of purchases of property and equipment of $11.2 million and the purchases of equipment dealerships (net of cash purchased) of $2.4 million.

Cash Flow from Financing Activities

For the nine months ended October 31, 2011, cash provided by financing activities was $245.8 million. Cash provided by financing activities was primarily the result of an increase in non-manufacturer floorplan notes payable of $162.7 million, $74.9 million in net proceeds from our follow-on offering, and proceeds from long-term debt borrowings exceeding principal payments on long-term debt by $8.2 million.

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

Non-GAAP Cash Flow Reconciliation

Non-GAAP cash flow provided by (used for) operating activities is a non-GAAP financial measure which is adjusted for the following:

•                  Non-manufacturer floorplan notes payable: We review our cash flow from operating activities to include all floorplan notes payable activity regardless of whether we obtain the financing from a manufacturer or a non-manufacturer. We consider inventory financing with both manufacturers and non-manufacturers to be part of the normal operations of our business and use the adjusted cash flow analysis in the evaluation of our inventory and inventory flooring needs. GAAP categorizes non-manufacturer floorplan notes payable as financing activities in the consolidated statements of cash flows.

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

The following table reconciles net cash provided by (used for) operating activities, a GAAP measure, to non-GAAP cash flow provided by (used for) operating activities as of October 31, 2011 and 2010 and net cash provided by (used for)

financing activities, a GAAP measure, to non-GAAP cash flow provided by (used for) financing activities as of October 31, 2011 and 2010:

	Cash Flow	Adjustment	Adjustment	Non-GAAP
	As Reported	(1)	(2)	Cash Flow
	(in thousands)
Nine months ended October 31, 2011
Net cash provided by (used for) operating activities	$(176,842)	$162,698	$(388)	$(14,532)
Net cash provided by (used for) financing activities	245,784	(162,698)	388	83,474

Nine months ended October 31, 2010
Net cash provided by (used for) operating activities	$(41,311)	$45,179	$(104)	$3,764
Net cash provided by (used for) financing activities	44,335	(45,179)	104	(740)

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

Adequacy of Capital Resources

Our primary uses of cash have been to fund our strategic acquisitions, finance the purchase of inventory, meet debt service requirements and fund operating activities, working capital, payments due under building space operating leases and manufacturer floorplan notes payable. Based on our current operational performance, we believe our cash flow from operations, available cash and available borrowings under our existing credit facilities will adequately provide our liquidity needs for, at a minimum, the next 12 months.

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

Forward-looking statements include all statements based on future expectations and specifically include, among other things, all statements relating to our expectations regarding inventory levels, interest expense, line of credit repayment, agriculture market conditions, our primary liquidity sources and adequacy of our capital resources. Any statements that are not based upon historical facts, including the outcome of events that have not yet occurred and our expectations for future performance, are forward-looking statements. The words “potential,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” “plan,” “anticipate,” and similar words and expressions are intended to identify forward-looking statements. Such statements are based upon the current beliefs and expectations of our management. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, adverse market conditions in the agricultural and construction equipment industries, the continuation of unfavorable conditions in the credit markets, difficulties in conducting international operations and those matters identified and discussed in our most recent Annual Report on Form 10-K under the section titled “Risk Factors,” as updated in our subsequent periodic reports.

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

Based upon balances and interest rates as of October 31, 2011, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $3.6 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $3.6 million. At October 31, 2011, we had variable rate floorplan notes payable of $576.8 million, of which approximately $310.3 million was interest-bearing, variable notes payable and long-term debt of $50.8 million, and fixed rate notes payable and long-term debt of $10.7 million.

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

International operations expose us to additional risks.

Operations in countries outside the U.S. are accompanied by certain risks and potential costs, including:

•      difficulties implementing our business model in foreign markets;

•      costs and diversion of management attention related to oversight of international operations;

•      fluctuations in foreign currency exchange rates;

•      tariffs, quotas, and other regulations of international trade;

•      import and export licensing requirements;

•      compliance with multiple, and potentially conflicting, foreign laws, regulations and policies that are subject to change;

•      compliance with the Foreign Corrupt Practices Act and other U.S. laws that apply to the international operations of U.S. companies;

•      lesser intellectual property protection in some foreign countries than exists in the U.S.;

•      changing economic conditions in the international markets in which we operate;

•      labor practices that differ from those in the U.S.; and

•      political and economic instability, including occasional disruption in foreign financial markets.

These factors, in addition to others that we have not anticipated, may negatively impact our business, results of operations and financial condition.

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                  (REMOVED AND RESERVED)

ITEM 5.                  OTHER INFORMATION

On October 19, 2011, we entered into a Credit Commitment Increase Agreement (the “Increase Agreement”) with a syndicated group of lenders comprised of Wells Fargo Bank, National Association, CoBank, ACB, Bank of America, N.A., U.S. Bank National Association, and Bank of the West (collectively, and including Bremer Bank, the “Lenders”).  The Increase Agreement raised aggregate commitment amounts by $50 million under our Credit Agreement with the Lenders dated October 31, 2010, as amended (the “Credit Agreement”).  Specifically, the Increase Agreement increased Lenders’ aggregate working capital commitment under the Credit Agreement by $25 million, to $75 million, and Lenders’ aggregate floorplan financing commitment by $25 million, to $200 million.  Individual Lender commitment amounts and percentage share amounts were also revised.  All other material provisions of the Credit Agreement remained unchanged.

On October 27, 2011, we entered into an amendment (the “CNH Amendment”) to our Amended and Restated Wholesale Floor Plan Credit Facility and Security Agreement dated November 13, 2007 with CNH Capital America LLC, as amended (the “CNH Facility”), which CNH Amendment increased our total wholesale floor plan credit limit under the CNH Facility by $50 million to $350 million.  All other material provisions of the Credit Agreement remained unchanged.

The foregoing descriptions of the material terms of the Increase Agreement and CNH Amendment do not purport to be complete and are qualified in their entirety by reference to the full text of the Increase Agreement and CNH Amendment, which are filed as Exhibit 10.1 and Exhibit 10.2, respectively, to this Quarterly Report.

ITEM 6.                  EXHIBITS

Exhibits - See “Exhibit Index” on page following signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 9, 2011
TITAN MACHINERY INC.

	By	/s/ Mark P. Kalvoda
Mark P. Kalvoda
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

TITAN MACHINERY INC.

FORM 10-Q

Exhibit No.	Description
*10.1	Credit Commitment Increase Agreement dated October 19, 2011 by and among the Company and the Lenders party thereto.

*10.2	Amendment dated October 27, 2011 to Amended and Restated Wholesale Floor Plan Credit Facility and Security Agreement, by and between the Company and CNH Capital America LLC.

*10.3	Letter Agreement with CNH Capital America, LLC dated September 30, 2011.

*10.4	Second Amendment to Credit Agreement dated as of December 1, 2011 by and among the Company and the Lenders party thereto.

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101

Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended October 31, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements tagged as blocks of text.

*Filed herewith

** Furnished herewith