Form 10-K
period 2012-01-31
Titan Machinery Inc.
filed 2012-04-11
CIK 1409171

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 31, 2012

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

Name of each exchange on which registered: The NASDAQ Stock Market LLC

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of our common stock held by non-affiliates as of July 29, 2011 was approximately $440.2 million (based on the last sale price of $26.41 per share on such date as reported on The NASDAQ Global Select Market).

         The number of shares outstanding of the registrant's common stock as of March 31, 2012 was 20,911,278 shares. DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for the registrant's 2012 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report.

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

i

ITEM 1.    BUSINESS

Our Company

Overview

        We own and operate a network of full service agricultural and construction equipment stores in the United States and Europe. Based upon information provided to us by CNH Global N.V. or its U.S. subsidiary CNH America, LLC, collectively referred to in this Form 10-K as CNH, we are the largest retail dealer of Case IH Agriculture equipment in the world, the largest retail dealer of Case Construction equipment in North America and a major retail dealer of New Holland Agriculture and New Holland Construction equipment in the U.S. We have two primary business segments, Agriculture and Construction, within each of which we sell and rent new and used equipment, sell parts, and service the equipment in the areas surrounding our stores.

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

  •
  new and used equipment sales;

  •
  parts sales;

  •
  repair and maintenance services; and

  •
  equipment rental and other activities.

        The new equipment and parts we sell are supplied primarily by CNH. CNH is a leading manufacturer and supplier of agricultural and construction equipment, primarily through the Case IH Agriculture, New Holland Agriculture, Case Construction and New Holland Construction brands. We acquire used equipment for resale through trade-ins from our customers and selective purchases. We also sell parts and provide in-store and on-site repair and maintenance services. We also rent equipment and provide ancillary services such as equipment transportation, Global Positioning System ("GPS") signal subscriptions and finance and insurance products.

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

        Throughout our 32-year operating history we have built an extensive, geographically contiguous network of 106 stores, including two outlet stores. Our agricultural equipment stores are located in highly productive farming regions, including the Red River valley in eastern North Dakota and northwestern Minnesota, the western portions of the corn belt in Iowa, eastern South Dakota and southern Minnesota, and along the Interstate-80 corridor in Nebraska, which sits on top of the Ogallala Aquifer. Our construction equipment stores are located in North Dakota, South Dakota, Iowa, Minnesota, Montana, Wyoming, Nebraska, Wisconsin and Colorado.

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

        We have a history of successful growth through acquisitions. Since January 1, 2003, we have completed 45 acquisitions consisting of 99 stores operating in nine states and two European countries, including 30 acquisitions consisting of 68 stores completed since our initial public offering on December 11, 2007. We have a well-established track record of successfully integrating acquired stores through the Titan Operating Model, retaining acquired-store employees and maintaining acquired-store customer relationships. We expect that acquisitions will continue to be an important component of our consolidated and segment growth.

Industry Overview

Agricultural Equipment Industry

        Agricultural equipment is purchased primarily for the production of food, fiber, feed grain and renewable energy. It is also purchased for home and garden applications and maintenance of commercial, residential and government properties. Deere & Company ("Deere"), CNH and AGCO Corporation are the largest global manufacturers and supply a full line of equipment and parts that address the primary machinery requirements of farmers. For the most recent fiscal year-ends for which information is currently available, revenue from agriculture operations was $24.1 billion for Deere, $14.2 billion for CNH and $8.8 billion for AGCO Corporation. In addition to the major manufacturers, several short-line manufacturers produce specialized equipment that addresses regional and niche requirements of farmers. Agricultural equipment manufacturers typically grant dealers in the U.S. authorized store locations, not exclusive territories, to distribute their products.

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

Construction Equipment Industry

        Construction equipment is purchased primarily for commercial, residential and infrastructure construction, as well as for demolition, maintenance, mining, energy production and forestry operations. The market for construction equipment is segmented across multiple categories including earth moving, lifting, light industrial, asphalt and paving, and concrete and aggregate equipment. We believe Caterpillar, Inc., Komatsu Ltd., Deere, CNH and Ingersoll-Rand Co. Ltd. are the largest global manufacturers of construction equipment. These companies generated revenue from their construction operations of $57.4 billion for Caterpillar Inc., $22.2 billion for Komatsu Ltd., $5.4 billion for Deere, and $3.9 billion for CNH for the most recent fiscal year-ends for which information is currently available. As in the agricultural equipment market, distribution of construction equipment in the U.S. is executed primarily by manufacturer authorized dealers; however, manufacturers' dealership agreements in the construction industry typically assign exclusive distribution territories.

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

Strong Stores

        Each of our stores is run by a store manager who is reviewed and compensated based on the store's achievement of revenue, profitability, market share and balance sheet objectives. Also, each store is typically staffed by a parts manager, a service manager and field marketers, all of whom report directly to the store manager. Under our operating model, decision-making for customer-related issues is decentralized, with each store manager responsible for matters such as the type of equipment to stock, equipment pricing, staffing levels and customer satisfaction. This operating model enables each store manager to concentrate on customers' equipment, parts, service and rental needs, while our shared resources group manages the administrative functions of the store. We believe customers in our industry view store managers and sales and service personnel as important partners in operating their businesses. Therefore, we believe developing and supporting strong store managers enables us to grow same-store sales through fostering new relationships and further developing existing relationships with our customers. In addition, we believe that choosing to centralize customer-related decision making at the corporate level risks undermining the partnership many customers seek to build with their dealer.

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

Leading North American Equipment Provider with Significant Scale

        According to CNH, we are the largest retail dealer of Case IH Agriculture equipment in the world, the largest retail dealer of Case Construction equipment in North America and a major retail dealer of New Holland Agriculture and New Holland Construction equipment in the U.S. We believe our size and large, contiguous geographic market provide us with several competitive advantages including:

  •
  our ability to efficiently manage inventory by empowering each individual store with inventory management responsibility and access to our centralized inventory management system, thus allowing inventory exchanges among the stores, which permits us to maintain only the inventory deemed needed by each store while providing significant breadth of parts and equipment to our customers;

  •
  our ability to use expanded sales channels, including used equipment listings hosted on our website, which enables us to offer our customers alternative purchasing options; and

  •
  our ability to sell inventory to customers in a large geographic area covering North Dakota, South Dakota, Iowa, Minnesota, Montana, Wyoming, Nebraska, Wisconsin and Colorado, which enables us to capitalize on crop diversification and disparate weather throughout this area, as well as local trends in residential, infrastructure and commercial construction.

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

  •
  our ability to staff and leverage product and application specialists across our network of stores, which makes it possible to offer valuable pre-sale and aftermarket services, including equipment training, best practices education and precision farming technology support; and

  •
  our ability to innovate and lead our industry through initiatives such as Rural Tower Network, our joint venture with certain local Caterpillar and Deere dealerships to deploy a GPS guidance system in support of precision farming in our core geographic market, which provides our customers with the latest advances in technology and operating practices.

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

Diverse and Stable Customer Base to Avoid Market Volatility

        We believe our large and diverse customer base limits our exposure to risks associated with customer concentration and fluctuations in local market conditions. We have long and stable relationships with many of our customers. During fiscal 2012, we conducted business with approximately 77,000 customers, none of whom accounted for more than 1.0% of our total revenue. Our top ten customers combined represented approximately 2.0% of our total revenue. During fiscal 2012, we did not derive material revenues from external customers located outside of the United States.

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

Experienced Management Team to Implement our Growth Strategy

        Our executive team is led by David Meyer, our Chairman and Chief Executive Officer, and Peter Christianson, our President and Chief Operating Officer, who have approximately 37 and 33 years, respectively, of industry experience. Our regional managers, store managers and field marketers also have extensive knowledge and experience in our industry. In addition, we compensate, develop and review our regional managers and store managers based on an approach that aligns their incentives with the goals and objectives of our company, including achievement of revenue, profitability, market share and balance sheet objectives. We believe the strength of our management team will help our success in the marketplace.

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

        The table below summarizes our acquisition of 45 dealers, totaling 99 stores, since January 1, 2003. Certain stores (designated with an *) are included in the Agriculture segment but also sell some construction equipment. See Item 2 for a listing of our current store locations.

Agriculture Segment

Acquired Dealer	Location of Stores
Titan Machinery, LLC January 2003	Watertown, South Dakota Wahpeton, North Dakota Casselton, North Dakota Fargo, North Dakota
Consolidated Ag Service, Inc. February 2004	Graceville, Minnesota Marshall, Minnesota* Pipestone, Minnesota

Acquired Dealer	Location of Stores
Smith International, Inc. March 2005	Waverly, Iowa
H.C. Clark Implement Co., Inc. May 2005	Aberdeen, South Dakota*
Vern Anderson, Inc. November 2005	Anthon, Iowa Cherokee, Iowa Kingsley, Iowa Le Mars, Iowa
Walterman Implement, Inc. November 2005	Dike, Iowa
Farm Power, Inc. of Minnesota and related entities March 2006	Elbow Lake, Minnesota Fergus Falls, Minnesota
Richland County Implement, Inc. February 2007	Wahpeton, North Dakota
Aberdeen Equipment Co., Huron Equipment Co. and Redfield Equipment Co. April 2007	Aberdeen, South Dakota* Huron, South Dakota Redfield, South Dakota
Red Power International, Inc. August 2007	Ada, Minnesota Crookston, Minnesota*
Twin City Implement, Inc. November 2007	Mandan, North Dakota*
Reiten & Young International, Inc. December 2007	Grand Forks, North Dakota*
Avoca Operations, Inc. and Greenfield Operations, Inc. January 2008	Avoca, Iowa Greenfield, Iowa
Ceres Equipment Inc. February 2008	Roseau, Minnesota
Quad County Implement, Inc. May 2008	Blairstown, Iowa
Wolf's Farm Equipment, Inc. September 2008	Kintyre, North Dakota
Pioneer Garage, Inc. October 2008	Pierre, South Dakota Highmore, South Dakota Miller, South Dakota
Anderson Power and Equipment, Inc. December 2008	Thief River Falls, Minnesota
Winger Implement, Inc. May 2009	Winger, Minnesota
Arthur Mercantile Company May 2009	Arthur, North Dakota

Acquired Dealer	Location of Stores
Valley Equipment, Inc. June 2009	Mayville, North Dakota
Lickness Bros. Implement Co. August 2009	Britton, South Dakota
Oskaloosa Implement Co. November 2009	Pella, Iowa Oskaloosa, Iowa
Valley Farm Equipment, Inc. November 2009	Milbank, South Dakota
Hubbard Implement, Inc. June 2010	Iowa Falls, Iowa
Fairbanks International Inc. December 2010	Grand Island, Nebraska Kearney, Nebraska Lexington, Nebraska Holdrege, Nebraska Hastings, Nebraska North Platte, Nebraska
Tri-State Implement, Inc. February 2011	Sioux Falls, South Dakota
Schoffman's, Inc. March 2011	Redwood Falls, Minnesota
Virgl Implement Inc. September 2011	Wahoo, Nebraska
Victors Inc. September 2011	Fremont, Nebraska
Van Der Werff Implement, Inc. November 2011	Platte, South Dakota
Jewell Implement Company, Inc. December 2011	Jewell, Iowa
AgroExpert December 2011	Bucharest, Romania Timisoara, Romania
Rimex 1-Holding EAD March 2012	Sofia, Bulgaria Dobrich, Bulgaria Burgas, Bulgaria Pleven, Bulgaria Ruse, Bulgaria Montana, Bulgaria Stara Zagora, Bulgaria
Haberer's Implement, Inc. March 2012	Bowdle, South Dakota

Construction Segment

Acquired Dealer	Location of Stores
Krider Equipment Co., Inc. January 2003	Fargo, North Dakota Bismarck, North Dakota
Fargo Tractor & Equipment, Inc. January 2003	West Fargo, North Dakota
Piorier Equipment Company, Inc. and related entities June 2006	Sioux City, Iowa Marshall, Minnesota Rapid City, South Dakota Sioux Falls, South Dakota
Mid-Land Equipment Company, L.C. May 2008	Des Moines, Iowa Davenport, Iowa Clear Lake, Iowa Cedar Rapids, Iowa Omaha, Nebraska Lincoln, Nebraska
Western Plains Machinery Co. and WP Rentals LLC December 2008	Billings, Montana (2 stores) Belgrade, Montana Great Falls, Montana Missoula, Montana Columbia Falls, Montana Cheyenne, Wyoming Casper, Wyoming Gillette, Wyoming
ABC Rental & Equipment Sales April 2011	Williston, North Dakota Bozeman, Montana Missoula, Montana Big Sky, Montana
Carlson Tractor May 2011	Rosemount, Minnesota Rogers, Minnesota
St. Joseph Equipment Inc. May 2011	Shakopee, Minnesota Hermantown, Minnesota Elk River, Minnesota La Crosse, Wisconsin
Adobe Truck & Equipment, LLC February 2012	Denver, Colorado Colorado Springs, Colorado Loveland, Colorado
East Helena Rental, LLC April 2012	Helena, Montana

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

Suppliers

CNH—Case IH Agriculture, Case Construction, New Holland Agriculture and New Holland Construction

        We have a longstanding relationship with CNH and, according to CNH, are the largest retail dealer of Case IH Agriculture equipment in the world and the largest retail dealer of Case Construction equipment in North America. We have been an authorized dealer of Case agricultural equipment since our inception in 1980 and added the other CNH brands as Case grew, acquired other brands and merged with New Holland in 1999 to form CNH. CNH supplied, through CNH America, LLC, CNH's U.S. manufacturing entity, approximately 81.9% of the new agricultural equipment and 56.3% of the new construction equipment we sold in fiscal 2011.

        CNH is a global leader in the agricultural and construction equipment industries based on the number of units sold. In 2011, CNH had $19.2 billion in worldwide revenue, with agricultural equipment accounting for approximately 74% and construction equipment accounting for approximately 20% of CNH's total revenue. In addition, CNH provides financing and insurance products and services to its end-user customers and authorized dealers through its CNH Capital America, LLC ("CNH Capital") business unit. CNH is a publicly-traded company and a majority-owned subsidiary of Fiat Industrial S.p.A.

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

        Based upon information provided to us by CNH, we are the largest retail dealer of Case IH Agriculture equipment in the world, the largest retail dealer of Case Construction equipment in North America and a major retail dealer of New Holland Agriculture and New Holland Construction equipment in the U.S. Thus, our relationship with CNH entities is more than a typical supply relationship; it is strategic for both our company and CNH. In that regard, it is in our mutual interests to maintain the strong longstanding relationship we share.

Other Suppliers

        In addition to products supplied by CNH, we sell a variety of new equipment, parts and attachments from other manufacturers. These products tend to address specialized niche markets and complement the CNH products we sell by filling gaps in the CNH line of products. We believe our offering of products for specialized niche markets supports our goal of being a one-stop solution for equipment needs at each of our stores. Approximately 21.7% of our total new equipment sales in fiscal 2012 resulted from sales of products manufactured by companies other than CNH, with our single largest manufacturer other than CNH representing less than 2.3% of our total new equipment sales. The terms of our arrangements with these other suppliers vary, but most of the dealership agreements contain termination provisions allowing the supplier to terminate the agreement after a specified notice period, which is typically 30 days. Payment and financing practices with these other suppliers are similar to those practices described above with respect to CNH entities.

Operating Segments, Products and Services

        We operate our business in two reportable segments, Agriculture and Construction. Within each of our Agriculture and Construction segments, we have four principal sources of revenue: new and used equipment sales, parts sales, repair and maintenance service and equipment rental and other business activities. See Note 16 to our consolidated financial statements included elsewhere in this annual report for additional information regarding our segments and our international operations.

Equipment Sales

        We sell new agricultural and construction equipment manufactured under the CNH family of brands as well as equipment from a variety of other manufacturers. The used equipment we sell is primarily from inventory acquired through trade-ins from our customers and selective purchases. The agricultural equipment we sell and service includes application equipment and sprayers, combines and attachments, hay and forage equipment, planting and seeding equipment, precision farming technology, tillage equipment, and tractors. The construction equipment we sell and service includes articulated trucks, compact track loaders, compaction equipment, cranes, crawler dozers, excavators, forklifts, loader/backhoes, loader/tool carriers, motor graders, skid steer loaders, telehandlers and wheel loaders. We sell new and used equipment through our professional, in-house retail sales force, which is organized by geography and operating segment. We also sell used equipment through our outlet stores. We believe this organizational structure improves the effectiveness of our sales force, better serves our customers and helps us negotiate advantageous trade-in purchase terms. Equipment sales generate cross-selling opportunities for us by populating our markets with equipment we repair and maintain and for which we sell parts. For the year ended January 31, 2012, equipment revenue was $1.3 billion, representing 78.6% of total revenue for the period.

Parts Sales

        We sell a broad range of maintenance and replacement parts on equipment that we sell, as well as other types of equipment. We maintain an extensive in-house parts inventory to provide timely parts and repair and maintenance support to our customers. We generally are able to acquire out-of-stock parts directly from manufacturers within two business days. Our parts sales provide us with a relatively stable revenue stream that is less sensitive to economic cycles than our equipment sales. For the year ended January 31, 2012, parts revenue was $201.4 million, representing 12.2% of total revenue for the period.

Repair and Maintenance Services

        We provide repair and maintenance services, including warranty repairs, for our customers' equipment. Each of our stores includes service bays staffed by trained service technicians. Our technicians are also available to make on-site repairs. In addition, we provide proactive and comprehensive customer service by maintaining service histories for each piece of equipment owned by our customers, maintaining 24/7 service hours in times of peak service usage, providing on-site repair services, scheduling off-season maintenance activities with customers, notifying customers of periodic service requirements and providing training programs to customers to educate them as to standard maintenance requirements. At the time equipment is purchased, we also offer customers the option of purchasing extended warranty protection provided by our suppliers. Our after-market services have historically provided us with a high-margin, relatively stable source of revenue through changing economic cycles. For the year ended January 31, 2012, service revenue was $103.5 million, representing 6.2% of total revenue for the period.

Equipment Rental and Other Business Activities

        We rent equipment to our customers on a short-term basis for periods ranging from a few days to a few months. We actively manage the size, quality, age and composition of our rental fleet and use our information technology systems to closely monitor and analyze customer demand and rate trends. We maintain the quality of our fleet through our on-site parts and services support and dispose of rental equipment through our retail sales force. Our rental activities create cross-selling opportunities for us in equipment sales. In addition, we provide ancillary equipment support activities such as equipment transportation, GPS signal subscriptions in connection with precision farming and reselling CNH Capital finance and insurance products. For the year ended January 31, 2012, rental and other revenue was $50.2 million, representing 3.0% of total revenue for the period.

Customers

        We serve over 55,000 Agriculture customers in the U.S., primarily in North Dakota, South Dakota, Minnesota, Iowa and Nebraska. Our customers vary from small, single machine owners to large farming operations. In fiscal 2012, no single customer accounted for more than 1.0% of our Agriculture revenue and our top ten customers combined accounted for approximately 2.3% of our total Agriculture revenue.

        We serve over 21,000 Construction customers in the U.S., primarily in North Dakota, South Dakota, Iowa, Minnesota, Montana, Wyoming, Nebraska, Wisconsin and Colorado. Our customers include a wide range of construction contractors, public utilities, municipalities and maintenance contractors. They vary from small, single machine owners to large contracting firms. In fiscal 2012, no single customer accounted for more than 1.0% of our Construction revenue and our top ten customers combined accounted for approximately 7.1% of our total Construction revenue.

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

Other Financing

        We have a Credit Agreement with the Wells Fargo Bank Syndicate, which includes a $200.0 million wholesale floorplan line of credit to finance equipment inventory purchases. This Credit Agreement was amended on March 30, 2012, increasing the wholesale floorplan line of credit to $300.0 million.

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

  •
  parts and service managers, who provide our customers with comprehensive after-market support;

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

Parts and Service Managers

        Our parts and service managers are involved in our uptime service efforts, taking advantage of our seasonal marketing campaigns in parts and service sales. As a group, they have won multiple awards from our suppliers for their efforts benefiting both our customers and our key strategic partners.

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

Competition

        The agricultural and construction equipment sales and distribution industries are highly competitive and fragmented, with large numbers of companies operating on a regional or local scale. Our competitors range from multi-location, regional operators to single-location, local dealers and include dealers and distributors of competing equipment brands, including Deere, Caterpillar and the AGCO family of brands, as well as other dealers and distributors of the CNH family of brands. Competition among equipment dealers, whether they offer agricultural or construction products or both, is primarily based on the price, value, reputation, quality and design of the products offered by the dealer, the customer service and repair and maintenance service provided by the dealer, the availability of equipment and parts and the accessibility of stores. While we believe we compete favorably on each of the identified competitive factors, our sales and margins may be impacted depending on (i) the extent of aggressive pricing competition through manufacturer discount programs or other competitive pricing tactics, (ii) our ability to obtain higher service gross margins based on our service quality and reputation and (iii) our ability to attract new and maintain existing customers based on the availability and quality of the products we offer and our local relationship and reputation.

        The number of agricultural and construction equipment dealers operating on a regional scale is limited and we are one of the principal regional-scale agricultural and construction equipment dealers in the U.S. The primary regional-scale equipment dealers with whom we compete in the U.S. include RDO Equipment Co., Butler Machinery, Ziegler Inc. and Brandt Holdings Co. RDO Equipment Co. is a Deere and Vermeer agricultural and construction equipment dealer with 60 dealerships in nine states, including North Dakota, South Dakota, Minnesota and Montana. Butler Machinery is a Caterpillar construction and agriculture equipment dealer with 12 locations in North Dakota and South Dakota. Ziegler Inc. is a Caterpillar construction and AGCO agriculture equipment dealer with 20 locations in three states, including Minnesota, Iowa and Wisconsin. Brandt Holdings owns Deere, Vermeer and Bobcat construction and agricultural equipment dealers with 24 locations in eight states including Iowa, Minnesota, Nebraska, North Dakota, and South Dakota.

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

Intellectual Property

        We have registered trademarks for certain names and designs used in our business and have trademark applications pending for certain others. We generally operate each of our stores under the Titan Machinery name. Case IH, Case and New Holland are registered trademarks of CNH, which we use in connection with advertisements and sales as authorized under our dealership agreements. We license trademarks and trade names of new equipment obtained from suppliers other than CNH from their respective owners.

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

Employees

        As of April 1, 2012, we employed 2,036 full-time and 360 part-time employees. None of our employees is covered by a collective bargaining agreement. We believe our relations with our employees are good.

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

        We are an authorized dealer of CNH agricultural and construction equipment and parts. In fiscal 2012, CNH supplied approximately 81.9% of the new agricultural equipment and 56.3% of the new construction equipment we sold and represented a significant portion of our parts revenue. Our acquisition strategy contemplates the acquisition of additional CNH geographic areas of responsibility and store locations in both the Agricultural and Construction equipment segments. We depend on CNH Capital for floorplan financing to purchase a substantial portion of our inventory. In addition, CNH Capital provides a significant percentage of the financing used by our customers to purchase CNH equipment from us. CNH also provides incentive programs and discount programs from time to time that enable us to price our products more competitively. In addition, CNH conducts promotional and marketing activities on national, regional and local levels. Due to our substantial dependence on CNH, our success depends, in significant part, on (i) the overall reputation and success of CNH; (ii) the availability and terms of floorplan financing and customer financing from CNH Capital; (iii) the incentive and discount programs provided by CNH and its promotional and marketing efforts for its agricultural and construction products; (iv) the goodwill associated with CNH trademarks; (v) the introduction of new and innovative products by CNH; (vi) the manufacture and delivery of competitively-priced, high quality equipment and parts by CNH in quantities sufficient to meet our customers' requirements on a timely basis; (vii) the quality, consistency and management of the overall CNH dealership system; and (viii) the ability of CNH to manage its risks and costs, including those associated with being a multinational company. If CNH does not provide, maintain or improve any of the foregoing, or if CNH were sold or reduced or ceased operations, there could be a material adverse effect on our financial condition and results of operations.

CNH may terminate its dealership agreements with us or change the terms of those agreements, which could adversely affect our business.

        Under our dealership agreements with CNH through CNH America, LLC, CNH's U.S. manufacturing entity, CNH entities have the right to terminate these agreements immediately in certain circumstances, and, in some cases, for any reason 90 days following written notice. Furthermore, CNH entities may change the terms of their agreements with us, among other things, to change our sales and service areas and/or the product, pricing or delivery terms. CNH routinely conducts evaluations of dealership standards, customer satisfaction surveys and market share studies, the results of which can impact the relationships with its dealers. CNH uses the evaluation results to increase or decrease the monetary rewards to dealers, or limit or expand the availability of financing, warranty reimbursements or other marketing incentives. If CNH were to change the terms of any or all of these agreements in a manner that adversely affects us, our business may be harmed, and if CNH were to terminate all or any of its dealer agreements with us, our business would be severely harmed.

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

        CNH could appoint other equipment dealers in close proximity to our existing stores. The sales and service geographic areas of responsibility assigned to our stores can be enlarged or reduced by CNH upon 30 days' prior written notice. CNH and other equipment dealers can also sell in our sales and service geographic areas of responsibility. To the extent CNH appoints other equipment dealers within our markets, enlarges or reduces the sales and service geographic areas of responsibility relating to our stores, amends the dealership agreements or imposes new or different terms or conditions under the dealer agreements, our operations and financial condition could be adversely affected.

Our operating results may be adversely impacted by an under-supply or over-supply of equipment.

        If our suppliers cannot continue to provide us a reliable supply of new equipment, we may not be able to meet our customers' demand and our operating results could be negatively impacted. In times of heightened global demand for equipment, which is often driven by other factors (e.g., net farm income often drives demand for agricultural equipment and infrastructure development often drives construction equipment demand), equipment suppliers may experience difficulty providing all dealerships a reliable supply of new agricultural equipment, which could adversely impact our results of operations. Further, an under-supply of equipment may cause prices for such equipment to increase. To the extent we cannot pass on any increased costs of equipment to our customers, our operating results may suffer. Conversely, an industry over-supply of equipment may also adversely affect our operations. Though manufacturers typically manage production of new equipment in response to demand, there may be short-term under-supplies or over-supplies of new equipment as manufacturers adjust to industry demand fluctuations. For used and rental equipment, short-term lease programs and commercial rental agencies for construction and agricultural equipment have expanded significantly in North America. Nationwide rental conglomerates have become sizeable purchasers of new equipment and can have a significant impact on industry sales and margins. When equipment comes off of lease or is replaced with newer equipment by rental agencies, there may be a significant increase in the availability of late-model used equipment. An over-supply of used equipment could adversely affect demand for, or the market prices of, new and used equipment. In addition, a decline in used equipment prices could have an adverse effect on residual values for rental equipment, which could adversely affect our financial performance.

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

We lease many of our store locations from related parties, and if we are unable to obtain commercially reasonable terms and conditions from these related parties or unrelated third parties in the future, our growth and financial condition may be adversely affected.

        As of January 31, 2012, we leased 47 of our 93 store locations from entities affiliated with David Meyer, our Chairman and Chief Executive Officer, Tony Christianson, one of our directors, or Peter Christianson, our President and Chief Operating Officer. We expect that we may lease future store locations we acquire from parties related to our affiliates. There is no guarantee that related parties will offer us commercially reasonable terms and conditions or that unrelated third parties will provide alternate store locations on commercially reasonable terms and conditions. If we cannot obtain commercially reasonable terms and conditions on leases for our current or future store locations from entities related to Messrs. Meyer, Tony Christianson or Peter Christianson, or from unrelated third parties, our growth and financial condition may be adversely affected.

Substantial inventory financing required for the equipment we sell may not be available, which could adversely affect our growth and results of operations.

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

        Our equipment inventory has traditionally represented 50% or more of our total assets. Thus, our success is significantly dependent upon our ability to manage the supply and cost of new and used equipment. The pricing of equipment can be highly volatile and subject to negotiation, particularly in the used equipment market. Pricing for and sales of used equipment can be significantly affected by the limited market for such equipment. Further, liquidation prices of used agricultural and construction equipment can have significant fluctuations due to economic cycles, utilization trends and degree of specialization. We are dependent upon the ability of our management and buyers to negotiate acceptable purchase prices, to affect a proper balance of new and used equipment and to manage the amount of equipment in inventory to assure quick turnover. Our failure to manage our inventory and equipment costs could materially adversely affect our results of operations and financial condition.

Adverse changes in governmental policies, including decreases in tax incentives or farm subsidies, may reduce demand for agricultural and construction equipment and cause our revenue to decline.

        Customers in our Agriculture and Construction segments currently benefit from various tax incentives related to equipment purchases. To the extent that changes in these and other tax incentives are reduced or eliminated, our customers may correspondingly delay or reduce future equipment purchases, and our revenue and profitability would be harmed. Changes in governmental agricultural policy could adversely affect sales of agricultural equipment. Government subsidies influence demand for agricultural equipment. Future farm bills and USDA budgets may reduce the amount of payments to individual farmers. We cannot predict the outcome of such governmental funding, and to the extent that future funding to individual farmers is reduced, these reductions in funding could reduce demand for agricultural equipment and we could experience a decline in revenue.

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

        Our business depends to a great extent upon general activity levels in the agricultural industries. Changes in net farm income and farmland value, the level of worldwide farm output and demand for farm products, commodity prices, animal diseases and crop pests, and limits on agricultural imports are all material factors that could adversely affect the agricultural industries and result in a decrease in the amount of agricultural equipment that our customers purchase. The nature of the agricultural equipment industries is such that a downturn in demand can occur suddenly, resulting in excess inventories, un-utilized production capacity and reduced prices for new and used equipment. These downturns may be prolonged and our revenue and profitability would be harmed.

Adverse changes in the construction industry could result in decreased demand for construction equipment and harm our revenue.

        General economic conditions in markets in which we do business can impact the demand for our construction equipment. The construction industry in our geographical areas has experienced a prolonged economic down cycle as a result of the macroeconomic environment, which negatively impacts sales of light construction equipment. Decreased demand for our products can have a negative impact on our financial performance and cash flow. Our business and earnings are impacted by changes in the construction industry. The ability of consumers to obtain mortgages for the purchase of newly constructed homes or commercial properties impacts the overall demand for new home construction. The uncertainties created by events in the sub-prime mortgage market and their impact on the overall mortgage market, including the tightening of credit standards, could adversely affect the ability of consumers to obtain financing, thus reducing demand for new construction and in turn reducing our customers' demand for our construction equipment. Reduced demand for our construction equipment could negatively affect our financial performance and cash flow.

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

Selling and renting agricultural and construction equipment and selling parts subjects us to product liability risks that could adversely affect our financial condition and reputation.

        Products sold, rented or serviced by us may expose us to potential liabilities for personal injury or property damage claims relating to the use of such products. Our product liability insurance may not be adequate to cover product liability claims. Such insurance may not continue to be available on economically reasonable terms. An uninsured or partially insured claim for which indemnification is not provided could have a material adverse effect on our financial condition. Furthermore, if any significant claims are made against us or against CNH or any of our other suppliers, our business may be adversely affected by any resulting negative publicity.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

Equipment Stores

        We currently operate 106 agricultural and construction equipment stores in the United States and Europe, including two outlet stores, in the following locations. Certain stores (those designated with an *) are included in the Agriculture segment but also sell some construction equipment.

Agriculture Segment (64 in United States, 10 in Europe)

North Dakota (14 stores)		Iowa (15 stores, including 1 outlet)
Arthur	Lidgerwood	Anthon	Iowa Falls
Casselton	Lisbon	Avoca	Jewell
Grand Forks*	Mandan*	Blairstown	Kingsley
Jamestown	Mayville	Center Point*	Le Mars
Kintyre	Wahpeton (2 stores)	Cherokee	Oskaloosa
Kulm	Wishek	Cherokee (outlet)	Pella
Lamoure		Greenfield	Waverly
Grundy Center

Minnesota (14 stores, including 1 outlet)		South Dakota (13 stores)
Ada	Moorhead	Aberdeen (2 stores)*	Miller
Albert Lea	Moorhead (outlet)	Bowdle	Pierre
Crookston*	Pipestone	Britton	Platte
Elbow Lake	Redwood Falls	Highmore	Sioux Falls
Fergus Falls	Roseau	Huron	Redfield
Graceville	Thief River Falls	Milbank	Watertown
Marshall*	Winger

Nebraska (8 stores)		Europe (10 stores)
Fremont	Kearney	Bucharest, Romania	Montana, Bulgaria
Grand Island	Lexington	Timisoara, Romania	Pleven, Bulgaria
Hastings	North Platte	Oradea, Romania	Ruse, Bulgaria
Holdrege	Wahoo	Burgas, Bulgaria	Sofia, Bulgaria
		Dobrich, Bulgaria	Stara Zagora, Bulgaria

Construction Segment (32 in United States)

North Dakota (6 stores)		Iowa (4 stores)
Bismarck	Minot	Clear Lake	Des Moines
Dickinson	Williston	Davenport	Sioux City
Fargo (2 stores)

Nebraska (2 stores)		South Dakota (2 stores)
Lincoln	Omaha	Rapid City	Sioux Falls

Montana (7 stores)		Wyoming (3 stores)
Big Sky	Great Falls	Casper	Gillette
Billings (2 stores)	Helena	Cheyenne
Bozeman	Missoula

Minnesota (4 stores)		Colorado (3 stores)
Hermantown	Rogers	Colorado Springs	Loveland
Shakopee	Rosemount	Denver

Wisconsin (1 store)
La Crosse

        Our Agriculture stores are generally located in rural areas on property zoned for commercial use and typically range from 10,000 to 60,000 square feet with three to 14 acres of land. Our Construction stores are generally located within city limits in designated industrial parks or areas of similar use and typically range from 10,000 to 25,000 square feet with three to ten acres of land. We fully utilize the leased space for each of our stores and believe the respective square footage and related acreage is adequate to meet our current and anticipated needs.

Store Lease Arrangements

        As of January 31, 2012, we leased real estate for 47 of our stores from entities affiliated with David Meyer, our Chairman and Chief Executive Officer, Tony Christianson, one of our directors, or Peter Christianson, our President and Chief Operating Officer. Of these 47 stores, we leased 46 store locations from Dealer Sites, LLC, an entity owned in part by Messrs. Meyer, Tony Christianson and Peter Christianson or their affiliates, and one store location from C.I. Farm Power, Inc., an entity owned by Mr. Peter Christianson. We leased 59 additional properties for stores and storage facilities under operating lease agreements with unrelated parties as of January 31, 2012. The leases for our store locations generally expire between 2012 and 2027, other than those leases which are currently automatically renewed on a year-to-year-basis until either we or the lessor terminate them. We do not intend to own significant amounts of real estate. Therefore, we anticipate that when we need real estate, including as part of acquiring dealerships, we will lease such real estate from third parties, which may include affiliates of our investors, directors or management. We intend for the terms of all of our leases to be commercially reasonable. We do not believe the terms of our leases with entities affiliated with Messrs. Meyer, Tony Christianson and Peter Christianson are any less favorable to us than could be obtained in an arm's length transaction with an unrelated party.

        Our store lease agreements with entities affiliated with David Meyer, Peter Christianson and Tony Christianson all contain substantially similar terms. The leases with Dealer Sites, LLC and C.I. Farm Power, Inc. provide for fixed lease periods ranging from three to 15 years. All of the leases provide for fixed monthly rental payments and require us to pay the real estate taxes on the properties for the lease periods. The leases require that we maintain public liability and personal property insurance on each of the leased premises, and require us to indemnify the lessor in connection with any claims arising from the leased premises during our occupation of the property. The leases generally prohibit us from assigning the lease agreements or subletting the leased premises without the prior written consent of the lessor. The lease agreements with Dealer Sites, LLC provide that in the event Dealer Sites, LLC and Titan Machinery Inc. agree to sell the leased premises to a party other than us or our affiliates during the term of the lease, then we shall share in half of any surplus or deficit resulting to Dealer Sites, LLC from that sale.

        Our store lease agreements with unrelated parties contain terms comparable to the agreements with entities affiliated with our directors and officers described above. The lease periods range from automatically renewable month-to-month terms to 15 years in length. Many of the lease agreements either give us the option to renew or extend the lease for an additional period at the conclusion of the original lease term or automatically renew the lease term at the conclusion of the original lease period on a month-to-month or year-to-year basis. A majority of the leases provide for fixed monthly rental payments and require us to pay the real estate taxes on the properties for the lease periods. All of the leases require that we maintain public liability and personal property insurance on each of the leased premises, and a majority of the leases require us to indemnify the lessor in connection with any claims arising from the leased premises during our occupation of the property. Most of the leases prohibit us from assigning the lease agreements or subletting the leased premises without the prior written consent of the lessor. We have been granted a right of first refusal to purchase the Watertown, Fremont, Wahoo and one of the Aberdeen properties during the applicable lease terms. The lease agreements for the West Fargo, Kingsley, Le Mars, Watertown, Mayville, Rogers, Davenport and Redfield properties grant us the option to purchase the leased premises during or at the conclusion of the lease term. The lease agreements for the Milbank and Albert Lea properties grant Dealer Sites, LLC the option to purchase the leased premises during or at the conclusion of the lease term. The Kingsley, Le Mars and Redfield lease agreements grant the lessor the right to require Dealer Sites, LLC to purchase the leased premises during or at the conclusion of the lease term.

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

ITEM 4.    MINE SAFETY DISCLOSURES

        None

EXECUTIVE OFFICERS OF THE REGISTRANT

        The names, ages and positions of our executive officers are as follows:

Name	Age	Position
David Meyer	58	Chairman and Chief Executive Officer
Peter Christianson	55	President, Chief Operating Officer and Director
Mark Kalvoda	40	Chief Financial Officer

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

	High	Low
Fiscal 2012
First Quarter	$32.03	$23.39
Second Quarter	$31.97	$24.30
Third Quarter	$27.69	$15.58
Fourth Quarter	$26.54	$18.50
Fiscal 2011
First Quarter	$15.44	$10.70
Second Quarter	$15.19	$11.93
Third Quarter	$20.77	$14.00
Fourth Quarter	$24.74	$18.67

        As of April 1, 2012, there were approximately 680 record holders of our common stock, excluding holders whose stock is held either in nominee name and/or street name brokerage accounts.

DIVIDENDS

        We have not historically paid any dividends on our common stock and do not expect to pay cash dividends on our common stock in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, outstanding indebtedness and plans for expansion and restrictions imposed by lenders, if any. Currently, our Credit Agreement with the Wells Fargo Bank Syndicate restricts our ability to make certain cash payments, including cash dividends, except that we are permitted to pay cash dividends in an amount not to exceed 50% of consolidated net income for the then trailing four quarters, so long as no default or event of default exists prior to or immediately following such action or otherwise results from such action.

UNREGISTERED SALES OF EQUITY SECURITIES

        We did not have any unregistered sales of equity securities during the fiscal quarter ended January 31, 2012.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

        For information on our equity compensation plans, refer to Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

REPURCHASES

        We did not engage in any repurchases of our Common Stock during the fiscal quarter ended January 31, 2012.

STOCK PERFORMANCE GRAPH

        The following graph compares the cumulative total return for the last trading day of the Company's last five fiscal years following commencement of trading on December 6, 2007 in conjunction with the Company's initial public offering on a $100 investment (assuming dividend reinvestment) in each of the Common Stock of the Company, the Russell 2000 Stock Index and the S&P 500 Retail Index.

		January 31,
	December 6, 2007
		2008	2009	2010	2011	2012
Titan Machinery Inc.	$100.00	$173.84	$107.07	$116.24	$255.59	$260.97
Russell 2000 Index	100.00	90.64	56.36	76.50	99.28	100.75
S&P 500 Retail Index	100.00	96.10	58.98	90.20	113.02	125.83

ITEM 6.    SELECTED FINANCIAL DATA

        The data given below as of and for each of the five years in the period ended January 31, 2012, has been derived from the Company's Audited Consolidated Financial Statements. In order to understand the effect of accounting policies and material uncertainties that could affect our presentation of financial information, such data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included under Item 8 to this Form 10-K and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operation included under Item 7 to this Form 10-K.

	Year Ended January 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Statement of Operations Data:
Revenue
Equipment	$1,303,900	$855,443	$643,186	$540,307	$338,382
Parts	201,404	140,982	119,509	94,984	58,743
Service	103,474	74,506	58,983	44,224	27,344
Rental and other	50,214	23,558	17,103	10,922	8,502

	1,658,992	1,094,489	838,781	690,437	432,971

Cost of revenue
Equipment	1,171,618	773,060	578,411	478,324	302,320
Parts	140,096	100,281	83,219	67,270	42,568
Service	37,236	27,767	21,615	16,729	10,118
Rental and other	34,581	18,813	14,441	8,245	5,913

	1,383,531	919,921	697,686	570,568	360,919

Gross Profit	275,461	174,568	141,095	119,869	72,052
Operating expenses	193,860	130,541	108,998	86,940	53,190

Income from operations	81,601	44,027	32,097	32,929	18,862
Other income (expense)
Interest and other income	1,643	1,794	1,843	1,545	577
Interest expense	(9,670)	(8,584)	(6,948)	(3,969)	(6,292)
Debt retirement costs	—	—	—	—	(3,824)

Income before income taxes	73,574	37,237	26,992	30,505	9,323
Provision for income taxes	(29,429)	(14,895)	(11,255)	(12,430)	(4,110)

Net income including noncontrolling interest	44,145	22,342	15,737	18,075	5,213
Adjustment to income:
Net loss attributable to noncontrolling interest	15	—	—	—	—
Amortization of syndication fees—preferred stock	—	—	—	—	(51)
Unpaid accumulated preferred dividends	—	—	—	—	(88)

Net income attributable to Titan Machinery Inc.	$44,160	$22,342	$15,737	$18,075	$5,074

Net income attributable to Titan Machinery, Inc. common stockholders	$43,751	$22,110	$15,613	$17,979	$5,472

Earnings per share
Basic	$2.21	$1.25	$0.89	$1.10	$0.90
Diluted	$2.18	$1.23	$0.88	$1.08	$0.67
Weighted average shares outstanding
Basic	19,809	17,658	17,593	16,291	5,607
Diluted	20,110	17,961	17,828	16,692	8,225

	January 31,
	2012	2011	2010	2009	2008
	(in thousands)
Balance Sheet Data:
Cash	$79,842	$76,112	$76,185	$41,047	$42,802
U.S. treasury bills	—	—	—	44,994	—
Receivables	82,518	44,945	22,254	19,626	22,061
Inventories	748,047	429,844	347,580	241,094	145,767
Prepaid expense	2,108	1,003	1,009	533	215
Income tax receivable	3,140	—	1,595	1,433	1,074
Deferred income taxes	5,370	3,247	2,266	1,426	1,027
Goodwill and intangibles, net	35,197	23,125	15,057	12,830	8,608
Property and equipment	126,282	65,372	46,604	45,269	16,023
Other assets	5,568	5,198	2,262	1,996	1,792

Total Assets	$1,088,072	$648,846	$514,812	$410,248	$239,369

Accounts payable	$28,424	$15,957	$12,352	$18,652	$9,244
Floorplan notes payable(1)	552,428	320,801	249,872	166,481	105,848
Current maturities of long-term debt	4,755	4,207	7,218	7,623	5,654
Customer deposits	49,540	28,180	12,974	15,158	19,310
Accrued expenses	26,735	16,816	9,870	8,308	6,137
Income taxes payable	—	2,093	—	—	—

Total current liabilities	661,882	388,054	292,286	216,222	146,193
Long-term liabilities	88,851		32,002	20,259	15,759
Subordinated debentures	—	—	—	—	1,300
Total stockholders' equity	337,339	214,557	190,524	173,767	76,117

	$1,088,072	$602,611	$514,812	$410,248	$239,369

(1)
Approximately 52% of floorplan notes payable were interest bearing at January 31, 2012.

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

BUSINESS DESCRIPTION

        We own and operate a network of full service agricultural and construction equipment stores in the United States and Europe. Based upon information provided to us by CNH Global N.V. or its U.S. subsidiary CNH America, LLC, collectively referred to in this annual report as CNH, we are the largest retail dealer of Case IH Agriculture equipment in the world, the largest retail dealer of Case Construction equipment in North America and a major retail dealer of New Holland Agriculture and New Holland Construction equipment in the U.S. We operate our business through two reportable segments, Agriculture and Construction. Within each segment, we have four principal sources of revenue, new and used equipment sales, parts sales, service, and equipment rental and other activities.

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

  •
  new and used equipment sales;

  •
  parts sales;

  •
  repair and maintenance services; and

  •
  equipment rental and other activities.

        The new equipment and parts we sell are supplied primarily by CNH. According to public reports filed by CNH, CNH is a leading manufacturer and supplier of agricultural and construction equipment based on the number of units sold, primarily through the Case IH Agriculture, New Holland Agriculture, Case Construction and New Holland Construction brands. Sales of new CNH products accounted for approximately 78.3% of our new equipment revenue in fiscal 2012, with no other supplier accounting for more than 2.3%. We acquire used equipment for resale through trade-ins from our customers and selective purchases. We sell parts and provide in-store and on-site repair and maintenance services. We rent equipment and provide other ancillary services such as equipment transportation, GPS signal subscriptions and finance and insurance products.

        Throughout our 32-year operating history we have built an extensive, geographically contiguous network of 106 stores, including two outlet stores, located in the United States and Europe. We have a history of growth through acquisitions, including 45 acquisitions consisting of 99 stores operating in nine states and two European countries since January 1, 2003. We expect that acquisitions will continue to be an important component of our growth.

Certain External Factors Affecting our Business

        We are subject to a number of factors that affect our business as discussed in the sections entitled "Risk Factors" and "Information Regarding Forward- Looking Statements." Certain of the external factors include, but are not limited to, the following:

Industry Factors

        Our Agriculture business is primarily driven by the demand for agricultural equipment for use in the production of food, fiber, feed grain and renewable energy; home and garden applications; and the maintenance of commercial, residential and government properties. Based on USDA data, we believe farmers have recently experienced historically strong economic fundamentals, driven by growing global demand for agricultural commodities in part due to growth in renewable energy and the economies of developing countries. This strong farm economy contributed significantly to our results of operations in fiscal 2012, 2011 and 2010. We believe our operating model, as discussed in "Business—Titan Operating Model," enables us to maximize opportunities and implement our conservative expenditure philosophy that emphasizes scalable costs. Further, our large and diverse customer base within our geographic footprint of five states and two European countries limits our exposure to negative events that may occur in a particular area or crop. Additionally, we believe that acquisition opportunities will continue to be strong.

        Our Construction business is primarily impacted by the demand for construction equipment for use in private and government commercial, residential and infrastructure construction; demolition; maintenance; mining; energy and forestry operations. CNH and industry reports show that demand for construction equipment in our markets is driven by several factors, one of which is public infrastructure spending, including roads and highways, sewer and water. Any growth in federal allocations to public infrastructure spending over the next few years should positively impact our future results of operations. Likewise, any decline in federal allocations to public infrastructure spending over the next few years should negatively impact our future results of operations. To address the uncertainty of the construction industry, we expect to continue our focus on the agriculture industry and acquisition opportunities to establish additional locations in the markets where we believe the local construction industry will maintain its current level or grow.

Seasonality

        Our quarterly operating results are subject to fluctuation due to varying weather patterns, which may impact the timing and amount of equipment purchases, rentals, and after-sales parts and service purchases by our Agriculture and Construction customers.

Economic Cyclicality

        Sales of agricultural equipment historically have fluctuated with general farm economic trends, primarily driven by net farm income. Sales of construction equipment historically have fluctuated with general economic cycles. During economic downturns, construction equipment retailers tend to experience similar periods of decline and recession as the general economy.

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

Inflation

        Inflation has not had a material impact upon operating results and we do not expect it to have such an impact in the future. To date, in those instances in which we have experienced cost increases, we have been able to increase selling prices to offset such increases. However, our business may be affected by inflation and we may not be able to continue to increase our selling prices to offset increased costs and remain competitive.

Acquisitions

        We have a successful history of growth through acquisitions. Since January 1, 2003, we have completed 45 acquisitions consisting of 99 stores operating in nine states and two European countries. These acquisitions have been the most significant factor affecting our results of operations and liquidity over the last several years, as noted in the period-to-period comparisons below. We expect that acquisitions will continue to be an important component of our growth. Acquisitions are typically financed with floorplan debt, long-term debt and cash from operations. Although we cannot quantify the impact of any such potential acquisitions, we believe the nature of their impact on our financial statements to be similar to that experienced with our prior acquisitions as noted in our discussions of period comparisons.

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

Revenue Recognition

        Equipment revenue is recognized upon receipt of a signed contract and delivery of product to customers. Parts revenue is recognized upon delivery of product to customers. Service revenue is recognized at the time the related services are provided. Rental revenue is recognized over the period of the related rental agreement. In addition to outright sales of new and used equipment, certain rental agreements may include rent-to-purchase options. Under these agreements, customers are given a period of time to exercise an option to purchase the related equipment, with a portion of the rental payments being applied to the purchase price. Any such equipment is included in inventory until the purchase option is exercised. Payments received during the rental period are recorded as customer deposits, with equipment revenue being recognized upon the exercise of the purchase option.

Inventories

        New and used equipment are stated at the lower of cost (specific identification) or market value with adjustments for decreases in market value on inventory rented but available for sale, estimated as a percentage of the rental income received on such inventory. All new and used equipment inventories, including that which has been rented, are subject to periodic lower of cost or market evaluation that considers various factors including aging of equipment and market conditions. Equipment inventory values are adjusted whenever the estimated market value exceeds the carrying amount. Parts inventories are valued at the lower of average cost or market value. An estimate of parts inventories not expected to be sold in the next year has been reported separately, which is based on historical sales of parts on hand. We estimate a reserve on our parts inventories based on various factors including aging and sales of each type of parts inventory. Work in process is valued at the retail rates of labor incurred and retail parts inventories used on service work in process at year end.

Intangible Assets and Goodwill

        Intangible assets with a finite life consist of customer relationships and covenants not to compete, and are carried at cost less accumulated amortization. We amortize the cost of identified intangible assets on a straight-line basis over the expected period of benefit, which is three years for customer relationships and the contractual term for covenants not to compete, which range from five to ten years. In accordance with the guidance for impairment of long-lived assets, we review intangible assets with finite lives when events or circumstances indicate that the carrying value of the assets may be unrecoverable. Recoverability is measured by comparing the estimated future undiscounted cash flows of any assets in question to their carrying values to determine if an adjustment is necessary. If necessary, we measure impairment losses based on the amount by which the carrying amounts of these assets exceed their fair values.

        Intangible assets with an indefinite life consist of distribution rights with manufacturers. We classify distribution rights as indefinite lived intangible assets as our distribution agreements continue indefinitely by their terms, or are routinely awarded or renewed without substantial cost to us or material modifications to the underlying agreements. As such, we believe that our distribution agreements will contribute to cash flows for an indefinite period; therefore, the carrying amount of distribution rights is not amortized. We test distribution rights for impairment annually, or more frequently upon the occurrence of an event or when circumstances indicate that its carrying amount is greater than its fair value. The impairment test is performed by comparing the carrying value to its fair value. As of January 31, 2012, the carrying value of our distribution rights was not considered impaired.

        Goodwill represents the excess of purchase price over the fair value of the assets of businesses acquired, including other identifiable intangible assets. Goodwill acquired in business combinations is assigned to its related reporting unit, which consists of the Company's operating segments. Goodwill is not amortized, but is tested for impairment at the end of our fiscal year, or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit's carrying amount of goodwill is greater than its fair value. As of January 31, 2011, the goodwill impairment test was performed by comparing the carrying value of the reporting unit to its fair value. Fair value was calculated by discounting the estimated future cash flows of our reporting units based on recently prepared operating forecasts. As of January 31, 2011, the carrying value of our goodwill was not considered impaired. As of January 31, 2012, we adopted the recently issued guidance on testing goodwill for impairment issued by the Financial Accounting Standards Board ("FASB"), which provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing the primarily qualitative and some quantitative factors it was determined that it is more likely than not that the fair value of our reporting units exceeded their carrying amounts, and thus as of January 31, 2012, the carrying value of our goodwill was not considered impaired.

Income Taxes

        Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of receivables, inventory, property and equipment, intangible assets, stock-based compensation, and accrued expenses for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Our policy is to recognize interest expense and penalties related to income tax matters within our provision for income taxes. We perform a comprehensive review of our portfolio of uncertain tax positions in accordance with the requirements and recognition standards established by the FASB's Accounting Standards Codification ("ASC") 740, Income Taxes. Pursuant to this guidance, an uncertain tax position represents our expected treatment of a tax position taken, or expected to be taken, in a tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.

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

Absorption

        Absorption is an industry term that refers to the percentage of an equipment dealer's fixed operating expense covered by the combined gross margin from our parts and service and rental fleet activity. Absorption in a given period is calculated by dividing our gross profit from sales of parts, service and rental fleet activity in the period by the difference between (i) our operating expenses (including interest on floorplan notes payable and rental fleet debt) and (ii) our variable expense of sales commissions on equipment sales and incentive compensation in the same period. We believe that absorption is an important management metric because during economic down cycles our customers tend to postpone new and used equipment purchases while continuing to run, maintain and repair their existing equipment. Thus, operating at a high absorption rate enables us to operate profitably throughout economic down cycles. We measure and track absorption on a company-wide basis as well as on a per store basis. Our company-wide absorption rate was 83.5%, 75.9%, and 75.0% for fiscal years 2012, 2011 and 2010, respectively.

Same-Store Sales

        Same-store sales for any period represent sales by stores that were part of our company for the entire comparable period in the preceding fiscal year. We do not distinguish relocated or newly-

expanded stores in this same-store analysis. Closed stores are excluded from the same-store analysis. We believe that tracking this metric is important to evaluating the success of the Titan Operating Model on a comparable basis.

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

        Rental and other.    We derive other revenue from equipment rentals and ancillary equipment support activities such as equipment transportation, GPS signal subscriptions and reselling finance and insurance products.

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

        Rental and other.    Costs of other revenue represent costs associated with equipment rental, providing transportation, hauling, parts freight, GPS subscriptions and damage waivers, including, among other items, drivers' wages, fuel costs, shipping costs and our costs related to damage waiver policies.

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

Floorplan Interest

        The cost of financing inventory is an important factor affecting our results of operations. Floorplan financing from CNH Capital and our Credit Agreement represent the primary sources of financing for equipment inventories. CNH regularly offers interest-free periods as well as additional incentives and special offers. As of January 31, 2012, approximately 48% of our floorplan notes payable was non-interest bearing.

Other Interest Expense

        Interest expense represents the interest on our outstanding debt instruments, other than floorplan financing facilities.

Results of Operations

        Comparative financial data for each of our four sources of revenue for fiscal 2012, 2011, and 2010 are expressed below. The results of these periods include the operating results of the acquisitions made during these periods. The period-to-period comparisons included below are not necessarily indicative of future results. Information regarding segment revenue and income (loss) before income taxes is presented for each period following our discussion of the consolidated results of operations. Additional information regarding our segments is included in Note 16 of our audited financial statements.

	Year Ended January 31,
	2012	2011	2010
	(dollars in thousands)
Equipment
Revenue	$1,303,900	$855,443	$643,186
Cost of revenue	1,171,618	773,060	578,411

Gross profit	$132,282	$82,383	$64,775
Gross profit margin	10.1%	9.6%	10.1%
Parts
Revenue	$201,404	$140,982	$119,509
Cost of revenue	140,096	100,281	83,219

Gross profit	$61,308	$40,701	$36,290
Gross profit margin	30.4%	28.9%	30.4%
Service
Revenue	$103,474	$74,506	$58,983
Cost of revenue	37,236	27,767	21,615

Gross profit	$66,238	$46,739	$37,368
Gross profit margin	64.0%	62.7%	63.4%
Rental and other
Revenue	$50,214	$23,558	$17,103
Cost of revenue	34,581	18,813	14,441

Gross profit	$15,633	$4,745	$2,662
Gross profit margin	31.1%	20.1%	15.6%

        The following table sets forth our statements of operations data expressed as a percentage of revenue for the periods indicated.

	Year Ended January 31,
	2012	2011	2010
Revenue
Equipment	78.6%	78.2%	76.8%
Parts	12.2%	12.9%	14.2%
Service	6.2%	6.7%	7.0%
Rental and other	3.0%	2.2%	2.0%

Total revenue	100.0%	100.0%	100.0%
Total cost of revenue	83.4%	84.1%	83.2%
Gross profit	16.6%	15.9%	16.8%
Operating expenses	11.7%	11.9%	13.0%
Income from operations	4.9%	4.0%	3.8%
Other income (expense)	(0.5)%	(0.6)%	(0.6)%
Income before income taxes	4.4%	3.4%	3.2%
Provision for income taxes	(1.7)%	(1.4)%	(1.3)%
Net income including noncontrolling interest	2.7%	2.0%	1.9%
Net loss attributable to noncontrolling interest	0.0%	0.0%	0.0%
Net income attributable to Titan Machinery Inc.	2.7%	2.0%	1.9%

Fiscal Year Ended January 31, 2012 Compared to Fiscal Year Ended January 31, 2011

Consolidated Results

Revenue

	Fiscal Year Ended January 31, 2012	Fiscal Year Ended January 31, 2011	Increase	Percent Change
	(dollars in thousands)
Equipment	$1,303,900	$855,443	$448,457	52.4%
Parts	201,404	140,982	60,422	42.9%
Service	103,474	74,506	28,968	38.9%
Rental and other	50,214	23,558	26,656	113.2%

Total Revenue	$1,658,992	$1,094,489	$564,503	51.6%

        The increase in revenue was primarily due to acquisitions contributing to fiscal 2012 revenue and same-store sales growth. The acquired stores contributed $252.0 million in additional total revenue, while same-store sales growth contributed $312.5 million, an increase of 29.0% over the prior year. This revenue growth was achieved in both our Agriculture and Construction segments and resulted from the continuation of a strong agriculture equipment market, an improved construction equipment market in the region in which we do business, and growth in the rental business in our Construction segment. The increase in the rental business reflects our initiative to expand this growth platform through strategic acquisitions, including the purchase of ABC Rental & Equipment Sales in the first quarter of fiscal 2012, new store openings, and an increase in the size of our rental fleet.

Cost of Revenue

	Fiscal Year Ended January 31, 2012	Fiscal Year Ended January 31, 2011	Increase	Percent Change
	(dollars in thousands)
Equipment	$1,171,618	$773,060	$398,558	51.6%
Parts	140,096	100,281	39,815	39.7%
Service	37,236	27,767	9,469	34.1%
Rental and other	34,581	18,813	15,768	83.8%

Total cost of revenue	$1,383,531	$919,921	$463,610	50.4%

        The increase in cost of revenue was primarily due to increased revenue. Acquisitions contributed $204.2 million of the increase in total cost of revenue, while same-store sales growth contributed $259.4 million. As a percentage of revenue, cost of revenue was 83.4% for fiscal 2012 compared to 84.1% for fiscal 2011.

Gross Profit

	Fiscal Year Ended January 31, 2012	Fiscal Year Ended January 31, 2011	Increase/ (Decrease)	Percent Change
	(dollars in thousands)
Gross Profit
Equipment	$132,282	$82,383	$49,899	60.6%
Parts	61,308	40,701	20,607	50.6%
Service	66,238	46,739	19,499	41.7%
Rental and other	15,633	4,745	10,888	229.5%

Total Gross Profit	$275,461	$174,568	$100,893	57.8%

Gross Profit Margin
Equipment	10.1%	9.6%	0.5%	5.2%
Parts	30.4%	28.9%	1.5%	5.2%
Service	64.0%	62.7%	1.3%	2.1%
Rental and other	31.1%	20.1%	11.0%	54.7%
Total Gross Profit Margin	16.6%	15.9%	0.7%	4.4%
Gross Profit Mix
Equipment	48.0%	47.2%	0.8%	1.7%
Parts	22.3%	23.3%	(1.0)%	(4.3)%
Service	24.0%	26.8%	(2.8)%	(10.4)%
Rental and other	5.7%	2.7%	3.0%	111.1%

Total Gross Profit Mix	100.0%	100.0%	0.0%	0.0%

        The increase in gross profit was primarily due to increased revenue and improved gross profit margins. Acquisitions contributed $47.9 million of the increase in total gross profit, while same-store sale gross profit provided the remaining $53.0 million. The increase in gross profit margin from 15.9% in fiscal 2011 to 16.6% in fiscal 2012 was primarily due to the increase in gross profit margin for equipment and rental and other. The increase in equipment gross profit margin was primarily reflective of an improved construction equipment market in the region in which we do business. The increase in gross profit margin on rental and other was due to an increase in the size and utilization of our rental fleet.

Operating Expenses

	Fiscal Year Ended January 31, 2012	Fiscal Year Ended January 31, 2011	Increase/ (Decrease)	Percent Change
	(dollars in thousands)
Operating expenses	$193,860	$130,541	$63,319	48.5%
Operating expenses as a percentage of revenue	11.7%	11.9%	(0.2)%	(1.7)%

        The increase in operating expenses was primarily due to the additional costs associated with acquisitions, such as compensation, rent, travel and depreciation. As a percentage of total revenue, operating expenses decreased slightly to 11.7% in fiscal 2012 as compared to 11.9% in fiscal 2011. The slight decrease was primarily due to improved fixed operating cost leverage resulting from higher revenues more than offsetting an increase in the Company's sales commissions, which are calculated based on equipment gross profits rather than revenues, and a larger portion of our business coming from our Construction segment, which require higher operating expenses and included additional expenses in fiscal 2012 associated with growing the rental business.

Other Income (Expense)

	Fiscal Year Ended January 31, 2012	Fiscal Year Ended January 31, 2011	Increase/ (Decrease)	Percent Change
	(dollars in thousands)
Interest and other income	$1,643	$1,794	$(151)	(8.4)%
Floorplan interest expense	(8,323)	(7,223)	1,100	15.2%
Interest expense	(1,347)	(1,361)	(14)	(1.0)%

        Interest and other income for the year ended January 31, 2012 was positively impacted by an increased manufacturer incentive as compared to the prior year. The increase in floorplan interest expense of $1.1 million was due to the increase in floorplan notes payable balances as compared to fiscal 2011, offset by reductions in interest rates associated with our Credit Agreement entered into on October 31, 2010.

Provision for Income Taxes

	Fiscal Year Ended January 31, 2012	Fiscal Year Ended January 31, 2011	Increase	Percent Change
	(dollars in thousands)
Provision for income taxes	$29,429	$14,895	$14,534	97.6%

        The increase in our provision for income taxes was due to our income before income taxes growing 97.6% as compared to fiscal 2011. Our effective tax rate was 40.0% in fiscal 2012 and fiscal 2011.

Segment Results

	Fiscal Year Ended January 31, 2012	Fiscal Year Ended January 31, 2011	Increase/ (Decrease)	Percent Change
	(dollars in thousands)
Revenues
Agriculture	$1,441,294	$979,016	$462,278	47.2%
Construction	279,152	152,646	126,506	82.9%

Segment revenues	1,720,446	1,131,662	588,784	52.0%
Eliminations	(61,454)	(37,173)	(24,281)	(65.3)%

Total	$1,658,992	$1,094,489	$564,503	51.6%

Income (Loss) Before Income Taxes
Agriculture	$74,411	$44,083	$30,328	68.8%
Construction	5,461	(3,451)	8,912	258.2%

Segment income (loss) before income taxes	79,872	40,632	39,240	96.6%
Shared Resources	(5,993)	(3,133)	(2,860)	(91.3)%
Eliminations	(305)	(262)	(43)	(16.4)%

Total	$73,574	$37,237	$36,337	97.6%

Agriculture

        Agriculture segment revenues for fiscal 2012 increased 47.2% compared to fiscal 2011. The revenue increase was primarily due to acquisitions and an Agriculture same-store sales increase of 27.0% over fiscal 2011. The same-store sales growth primarily reflected a strong equipment market driven by increased net farm income for calendar years 2010 and 2011.

        Agriculture segment income before income tax increased 68.8% in fiscal 2012 primarily due to higher revenues and slightly higher gross profit margins for equipment, parts and service.

Construction

        Construction segment revenue for fiscal 2012 increased 82.9% compared to fiscal 2011. The revenue increase was primarily due to acquisitions, a Construction same-store sales increase of 41.8% as compared to fiscal 2011, and growth in the rental business. The same-store growth was positively impacted by an improved construction equipment market in the region in which we do business and results from ongoing operational improvements. The increase in our rental business reflects our initiative to expand this growth platform through strategic acquisitions, including the purchase of ABC Rental & Equipment Sales in the first quarter of fiscal 2012, new openings, and an increase in the size of our rental fleet.

        The Construction segment earned segment income before income taxes of $5.5 million in fiscal 2012, compared to a segment loss before income taxes of $3.5 million in fiscal 2011. This improvement was primarily caused by an increase in Construction segment revenue, an increase equipment gross profit margin resulting from the aforementioned improvements in market conditions, an increase in service gross profit margins, and an increase in gross profit margin on rental and other resulting from increased utilization of our rental fleet.

Shared Resources/Eliminations

        We incur centralized expenses/income at our general corporate level, which we refer to as "Shared Resources". Certain of these amounts are retained at Shared Resources while others are allocated to our segments. Since these allocations are set early in the year based on budgeted amounts, additional unallocated amounts may occur.

        Eliminations remove any inter-company revenues or income before income taxes residing in our segment results.

Fiscal Year Ended January 31, 2011 Compared to Fiscal Year Ended January 31, 2010

Consolidated Results

Revenue

	Fiscal Year Ended January 31, 2011	Fiscal Year Ended January 31, 2010	Increase	Percent Change
	(dollars in thousands)
Equipment	$855,443	$643,186	$212,257	33.0%
Parts	140,982	119,509	21,473	18.0%
Service	74,506	58,983	15,523	26.3%
Rental and other	23,558	17,103	6,455	37.7%

Total Revenue	$1,094,489	$838,781	$255,708	30.5%

        The increase in revenue was primarily due to acquisitions contributing to fiscal 2011 revenue and same-store sales growth. The acquired stores contributed $68.6 million in additional total revenue, while the same-store sales growth contributed $187.1 million, an increase of 23.1% over the prior year. This revenue growth was achieved in both our Agriculture and Construction segments.

Cost of Revenue

	Fiscal Year Ended January 31, 2011	Fiscal Year Ended January 31, 2010	Increase	Percent Change
	(dollars in thousands)
Equipment	$773,060	$578,411	$194,649	33.7%
Parts	100,281	83,219	17,062	20.5%
Service	27,767	21,615	6,152	28.5%
Rental and other	18,813	14,441	4,372	30.3%

Total cost of revenue	$919,921	$697,686	$222,235	31.9%

        The increase in cost of revenue was primarily due to increased revenue. Acquisitions contributed $58.1 million of the increase in total cost of revenue, while same-store sales growth contributed $164.1 million. As a percentage of revenue, cost of revenue was 84.1% for fiscal 2011 compared to 83.2% for fiscal 2010.

Gross Profit

	Fiscal Year Ended January 31, 2011	Fiscal Year Ended January 31, 2010	Increase/ (Decrease)	Percent Change
	(dollars in thousands)
Gross Profit
Equipment	$82,383	$64,775	$17,608	27.2%
Parts	40,701	36,290	4,411	12.2%
Service	46,739	37,368	9,371	25.1%
Rental and other	4,745	2,662	2,083	78.2%

Total Gross Profit	$174,568	$141,095	$33,473	23.7%

Gross Profit Margin
Equipment	9.6%	10.1%	(0.5)%	(5.0)%
Parts	28.9%	30.4%	(1.5)%	(4.9)%
Service	62.7%	63.4%	(0.7)%	(1.1)%
Rental and other	20.1%	15.6%	4.5%	28.8%
Total Gross Profit Margin	15.9%	16.8%	(0.9)%	(5.4)%
Gross Profit Mix
Equipment	47.2%	45.9%	1.3%	2.8%
Parts	23.3%	25.7%	(2.4)%	(9.3)%
Service	26.8%	26.5%	0.3%	1.1%
Rental and other	2.7%	1.9%	0.8%	42.1%

Total Gross Profit Mix	100.0%	100.0%	0.0%	0.0%

        The increase in gross profit was primarily due to increased revenue. Acquisitions contributed $10.5 million of the increase in total gross profit, while same-store sale gross profit provided the remaining $23.0 million. Offsetting the positive effect to gross profits of higher revenue was compression on our equipment margins, which was caused by market pricing pressures throughout much of fiscal 2011, but improved towards the end of the year due to increased market demand and an increase in the amount earned under manufacturer incentive programs, as compared to the prior year.

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

Segment Results

	Fiscal Year Ended January 31, 2011	Fiscal Year Ended January 31, 2010	Increase/ (Decrease)	Percent Change
	(dollars in thousands)
Revenues
Agriculture	$979,016	$751,258	$227,758	30.3%
Construction	152,646	116,361	36,285	31.2%

Segment revenues	1,131,662	867,619	264,043	30.4%
Eliminations	(37,173)	(28,838)	(8,335)	(28.9)%

Total	$1,094,489	$838,781	$255,708	30.5%

Income (Loss) Before Income Taxes
Agriculture	$44,083	$36,133	$7,950	22.0%
Construction	(3,451)	(6,837)	3,386	49.5%

Segment income (loss) before income taxes	40,632	29,296	11,336	38.7%
Shared Resources	(3,133)	(2,120)	(1,013)	(47.8)%
Eliminations	(262)	(184)	(78)	(42.4)%

Total	$37,237	$26,992	$10,245	38.0%

Agriculture

        Agriculture revenues for fiscal 2011 increased 30.3% compared to fiscal 2010. The revenue increase was primarily due to acquisitions and an Agriculture same-store sales increase of 22.8% over fiscal 2010. The same-store sales growth was primarily caused by increased net farm income and favorable harvest conditions and crop yield reports across our footprint.

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

        Loss before income taxes decreased 49.5% primarily due to higher Construction segment gross profits resulting from increased revenues, offset by higher interest expense resulting from increased long-term debt associated with our rental fleet, as compared to fiscal 2010. Also contributing to the loss was $0.3 million in exit costs related to the closing of our store in Columbia Falls, Montana.

Shared Resources/Eliminations

        We incur centralized expenses/income at our general corporate level, which we refer to as "Shared Resources". Certain of these amounts are retained at Shared Resources while others are allocated to our segments. Since these allocations are set early in the year based on budgeted amounts, additional unallocated amounts may occur.

        Eliminations remove any inter-company revenues or income before income taxes residing in our segment results.

Liquidity and Capital Resources

Cash Flow From Operating Activities

        During fiscal 2012, cash used for operating activities was $182.2 million. Our cash used for operating activities was primarily the result of an increase in net cash for inventories of $261.6 million. This amount was principally offset by our reported net income including noncontrolling interest of $44.1 million and non-cash adjustments to net income for depreciation and amortization of $15.3 million and deferred income taxes of $16.0 million. The increase in inventories primarily reflects new equipment stocking to support forecasted equipment sales. We evaluate our cash flow from operating activities net of all floorplan activity and short-term advances related to customer contracts in transit. Taking these adjustments into account, our non-GAAP cash flow used for operating activities was $14.5 million for fiscal 2012. For reconciliation of this non-GAAP financial measure, please see the Non-GAAP Cash Flow Reconciliation below.

        During fiscal 2011, cash used for operating activities was $35.0 million. Our cash used for operating activities was primarily the result of an increase in net cash for inventories of $63.1 million, a net increase in receivables, prepaid expenses and other assets of $19.9 million and a net decrease in floorplan notes payable of $13.0 million. This amount was principally offset by our reported net income of $22.3 million, non-cash adjustments to net income for depreciation and amortization of $9.0 million and a net increase in accounts payable, customer deposits, accrued expenses and other long-term liabilities of $23.2 million. The increase in inventories was primarily the result of our growth through acquisitions and inventory balances that reflect historical stocking levels.

        During fiscal 2010, cash used for operating activities was $47.7 million. Our cash used for operating activities was primarily the result of an increase in net cash for inventories of $61.2 million, a net decrease in accounts payable, customer deposits, accrued expenses and other long-term liabilities of $6.6 million and a net decrease in floorplan notes payable of $3.7 million. This amount was principally offset by our reported net income of $15.7 million and non-cash adjustments to net income for depreciation and amortization of $8.0 million. The increase in inventories was primarily the result of our growth through acquisitions and inventory balances that reflect historical stocking levels.

Cash Flow From Investing Activities

        During fiscal 2012, cash used for investing activities was $66.6 million. Our cash used for investing activities primarily consisted of purchases of equipment dealerships (net of cash purchased) of $48.4 million and property and equipment purchases of $21.4 million.

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

Cash Flow From Financing Activities

        During fiscal 2012, cash provided by financing activities was $252.6 million. Cash provided by financing activities was primarily the result of an increase in our non-manufacturer floorplan notes payable of $168.1 million, $74.9 million in net proceeds from our follow-on offering, and proceeds from long-term debt borrowings exceeding principal payments on long-term debt by $7.8 million.

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

	As Reported	Adjustment(1)	Adjustment(2)	Non-GAAP Measures
Fiscal 2012:
Net cash used for operating activities	$(182,185)	$168,118	$(388)	$(14,455)
Net cash provided by financing activities	252,573	(168,118)	388	84,843
Fiscal 2011:
Net cash provided by (used for) operating activities	$(35,008)	$82,371	$(392)	$46,971
Net cash provided by financing activities	83,383	(82,371)	392	1,404
Fiscal 2010:
Net cash provided by (used for) operating activities	$(47,661)	$51,448	$780	$4,567
Net cash provided by financing activities	57,069	(51,448)	(780)	4,841

(1)—Net change in non-manufacturer floorplan notes payable

(2)—Net change in short-term advances related to customer contracts in transit

Debt Facilities

        Senior Secured Credit Facility.    As of January 31, 2012, we had a Credit Agreement with the Wells Fargo Bank Syndicate. The Credit Agreement provided for a $200.0 million wholesale floorplan line of credit (the "Floorplan Line") and a $75.0 million working capital line of credit (the "Working Capital Line"). On March 30, 2012, the Company entered into an Amended and Restated Credit Agreement (the "Amended Credit Agreement") with the Wells Fargo Bank Syndicate, which increased the Floorplan Line from $200.0 million to $300.0 million. The Credit Agreement also provides for standby letters of credit at the U.S. dollar equivalent of 5.0 million Euros from the Floorplan Line, to guarantee equipment purchases from CNH by the Company's recently acquired foreign subsidiaries, which reduces the amount available on the Floorplan Line. The Credit Agreement has a variable interest rate on outstanding balances of LIBOR plus an applicable margin of 1.5% to 2.0% per annum, depending upon our consolidated leverage ratio, has a 0.2% to 0.4% non-usage fee on the average monthly unused amount and requires monthly payments of accrued interest. The Credit Agreement is secured by all our assets and contains certain financial covenants that impose a minimum level of fixed charge coverage ratio and a maximum level of debt to tangible net worth ratio and includes annual thresholds for acquisitions and capital expenditures. The Credit Agreement also restricts our ability to make certain cash payments, including cash dividends, except that we are permitted to pay cash dividends in an amount not to exceed 50% of consolidated net income for the then trailing four quarters, so long as no default or event of default exists prior to or immediately following such action or otherwise results from such action. The Amended Credit Agreement also amended certain financial covenants, including the maximum level of debt to tangible net work ratio, the annual thresholds for acquisitions, and elimination of the capital expenditure covenant. Other terms of the agreement did not materially change. The Amended Credit Agreement expires March 30, 2016.

        The Floorplan Line is used to finance equipment inventory purchases. Amounts outstanding are recorded as floorplan notes payable, within current liabilities on the consolidated balance sheets as we intend to repay amounts borrowed within one year. As of January 31, 2012 we had $169.1 million outstanding on the Floorplan Line.

        The Working Capital Line is used to finance our working capital requirements. Amounts outstanding are recorded as long-term debt, within long-term liabilities on the consolidated balance sheets, as we do not have the intention or obligation to repay amounts borrowed within one year. As of January 31, 2012 we had $33.9 million outstanding on the Working Capital Line.

        CNH Capital Credit Facility.    We currently have a credit facility with CNH Capital that provides for an aggregate principal balance of up to $350.0 million for floorplan financing, the availability of which is reduced by outstanding floorplan notes payable, rental fleet financing and other acquisition-related financing arrangements with CNH Capital, as described below. Interest rates are currently equal to the prime rate plus 4% on new borrowings, subject to any interest-free periods offered by CNH Capital. The CNH Capital term loans and loans for certain purposes have interest rates equal to the prime rate plus 4% per annum. Cumulative and unpaid balance of advances under the CNH Capital credit facility accrues interest each month and requires monthly payments. The CNH Capital credit facility automatically renews on August 31 of each year through August 31, 2012, unless earlier terminated by either party. The CNH Capital credit facility is secured by the financed assets. As of January 31, 2012, we had approximately $233.5 million outstanding on the CNH Capital credit facility, of which approximately $228.5 million related to floorplan notes payable. The CNH Capital credit facility contains covenants that require the Company to maintain various financial ratio levels and to submit certain financial information. It also contains various restrictive covenants that require the prior consent of CNH Capital if we desire to engage in any acquisition of, or consolidation or merger with, any other business entity in which we are not the surviving company; create subsidiaries; move any collateral outside of the U.S.; or sell, rent, lease or otherwise dispose or transfer any of the collateral, other than in the ordinary course of business. CNH's consent is also required for the acquisition of any CNH dealership. In addition, the CNH Capital credit facility restricts our ability to incur any liens upon any substantial part of our assets.

        Other Indebtedness with CNH Capital.    CNH Capital periodically provides term loans for fixed asset financing in connection with acquisitions. CNH Capital also provides variable rate note at the prime rate plus 4% per annum, which are secured by our rental fleet. There were no amounts outstanding on the term loans or rental fleet notes as of January 31, 2012.

        Agricredit Credit Facility.    We currently have a credit facility with Agricredit Acceptance LLC ("Agricredit") that provides for an aggregate principal balance of up to $150.0 million. As of January 31, 2012 we had $108.0 million outstanding on the Agricredit credit facility. The Agricredit credit facility may be used to purchase or refinance new and used equipment inventory. The interest rate on borrowings under the Agricredit credit facility is equal to the three-month LIBOR rate plus an applicable margin of 4.75% to 5.25% per annum, depending upon the Company's average daily outstanding balance. The Agricredit credit facility allows for increase, decrease or termination of the credit facility by Agricredit on 90 days notice. Under covenants of the Agricredit credit facility, the Company has agreed, among other things, to maintain various financial ratio levels, to submit certain financial information, and to obtain prior consent from Agricredit if the Company desired to engage in any acquisition meeting certain financial thresholds. The balances outstanding with Agricredit are secured by the related inventory. Repayment terms vary by individual notes, but generally payments are made from sales proceeds or rental revenue from the related inventories.

Sources of Liquidity

        Our primary sources of liquidity are cash reserves, cash flow from operations, proceeds from our public stock offerings, proceeds from the issuance of debt and borrowings under our credit facilities. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources.

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

        For fiscal 2012 and 2011, our cash expenditures on property and equipment were $21.4 million and $16.7 million, respectively, exclusive of acquisitions, transfers between equipment inventory and our rental fleet, and property and equipment purchased with long-term debt. Excluding cash expenditures on rental fleet equipment, cash expenditures on property and equipment were $18.8 million in fiscal 2012. We expect our property and equipment expenditures, exclusive of acquisitions, for fiscal 2013 to be approximately $18.0 to $23.0 million. The actual amount of our fiscal 2013 property and equipment expenditures will depend upon factors such as general economic conditions, growth prospects for our industry and our acquisition activity. We currently expect to finance property and equipment purchases with borrowings under the existing credit facilities, with available cash or with cash flow from operations. We may need to incur additional debt if we pursue any future acquisitions.

        Our ability to service our debt will depend upon our ability to generate the necessary cash. This will depend on our future acquisition activity, operating performance, general economic conditions, and financial, competitive, business and other factors, some of which are beyond our immediate control. Based on our current operational performance, we believe our cash flow from operations, available cash and available borrowings under the existing credit facilities will adequately provide our liquidity needs for, at a minimum, the next 12 months.

        On March 30, 2012, we increased our Floorplan Line with the Wells Fargo Bank Syndicate to $300.0 million, an increase of $100.0 million. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under the credit facilities with the Wells Fargo Bank Syndicate and CNH Capital in amounts sufficient to allow us to service our indebtedness and to meet our other commitments. If we are unable to generate sufficient cash flow from operations or to obtain sufficient future borrowings, we may be required to seek one or more alternatives such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. We cannot assure you that we will be able to succeed with one of these alternatives on commercially reasonable terms, if at all. In addition, if we pursue strategic acquisitions, we may require additional equity or debt financing to consummate the transactions, and we cannot assure you that we will succeed in obtaining this financing on favorable terms or at all. If we incur additional indebtedness to finance any of these transactions, this may place increased demands on our cash flow from operations to service the resulting increased debt. Our existing debt agreements contain restrictive covenants that may restrict our ability to adopt any of these alternatives. Any non-compliance by us under the terms of our debt agreements could result in an event of default which, if not cured, could result in the acceleration of our debt.

Certain Information Concerning Off-Balance Sheet Arrangements

        As of January 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. In the normal course of our business activities, we lease rental equipment under operating leases.

Contractual and Commercial Commitment Summary

        Our contractual obligations and commercial commitments as of January 31, 2012 are summarized below:

		Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(in thousands)
Long-term debt obligations(1)	$67,813	$6,510	$45,860	$15,133	$310
Operating lease(2)	93,388	13,520	24,683	21,359	33,826
Purchase obligations	1,173	265	661	247	—
Other long-term liabilities(3)	2,405	—	2,405	—	—

Total	$164,779	$20,295	$73,609	$36,739	$34,136

(1)
Includes obligations under notes payable issued in favor of our lenders and estimates of interest payable.

(2)
Includes minimum lease payment obligations under operating leases related to our stores. Amounts do not include insurance or tax, which we include in our operating expenses and which we estimate will be approximately $1.8 million for the less than 1 year period, $3.4 million for the 1-3 year period, $3.1 million for the 3-5 year period, and $4.6 million for the more than 5 years period for a total of approximately $12.9 million. See Note 9 to our audited financial statements for a description of our operating lease obligations.

(3)
Includes long-term portion of trade payables.

New Accounting Pronouncements

        In September 2011, the FASB amended authoritative guidance on goodwill impairment testing, codified in ASC 350, Intangibles—Goodwill and Other. The amended guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that the fair value of the reporting unit is more likely than not greater than the carrying amount, then the entity is not required to perform a quantitative assessment. However, if an entity concludes that the fair value of a reporting unit is more likely than not less than its carrying amount, it is required to perform the two-step impairment test. The guidance is effective for the interim and annual periods beginning after December 15, 2011, with early adoption permitted. We adopted this guidance on January 31, 2012 and utilized it in our annual goodwill impairment testing as of January 31, 2012.

        In June 2011 and December 2011, the FASB amended authoritative guidance on the presentation of comprehensive income, codified in ASC 220, Comprehensive Income. The amended guidance requires the presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance is applied retrospectively and is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. We adopted this guidance on January 31, 2012 and incorporated it into the preparation of the Consolidated Statements of Comprehensive Income included in this Annual Report on Form 10-K.

        In December 2010, the FASB amended authoritative guidance on business combinations, codified in ASC 805, Business Combinations. This guidance clarifies that, when presenting comparative financial statements, registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period. The guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010 with early adoption permitted. We adopted this guidance on February 1, 2011. Its adoption did not have a material effect on our consolidated financial statements.

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

  •
  our beliefs with respect to continued operations in the event of information system inoperability;

  •
  our beliefs with respect to our business strengths, including the Titan Operating Model and the growth rate of our shared resources expenditures and our marketing efforts;

  •
  our plans and beliefs with respect to real property used in our business;

  •
  our beliefs with respect to our employee relations and the impact of employee training and management strength on our revenues;

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk from changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices such as interest rates. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. We have both fixed and floating rate financing. Some of our floating rate credit facilities contain minimum rates of interest to be charged. Based upon balances and interest rates as of January 31, 2012, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $3.2 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $3.2 million. At January 31, 2012, we had variable rate floorplan notes payable of $552.4 million, of which approximately $285.4 million was interest-bearing, variable notes payable and long-term debt of $34.0 million, and fixed rate notes payable and long-term debt of $28.2 million.

        Our policy is not to enter into derivatives or other financial instruments for trading or speculative purposes.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Consolidated Balance Sheets of the Company as of January 31, 2012 and 2011, and the related Consolidated Statements of Operations, Other Comprehensive Income, Stockholders' Equity, and Cash Flows for each of the three years in the period ended January 31, 2012, and the notes thereto have been audited by Eide Bailly LLP, independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Titan Machinery Inc.
West Fargo, North Dakota

        We have audited the accompanying consolidated balance sheets of Titan Machinery Inc. as of January 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended January 31, 2012, and the financial statement schedule listed in the Index at Item 15. Titan Machinery Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Titan Machinery Inc. as of January 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Titan Machinery Inc.'s internal control over financial reporting as of January 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 11, 2012, expressed an unqualified opinion.

/s/ Eide Bailly LLP

Minneapolis, Minnesota
April 11, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Titan Machinery Inc.
West Fargo, North Dakota

        We have audited Titan Machinery Inc.'s internal control over financial reporting as of January 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Titan Machinery Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Titan Machinery Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows of Titan Machinery Inc., and our report dated April 11, 2012, expressed an unqualified opinion.

/s/ Eide Bailly LLP

Minneapolis, Minnesota
April 11, 2012

TITAN MACHINERY INC.

CONSOLIDATED BALANCE SHEETS

JANUARY 31, 2012 AND 2011

(in thousands, except per share data)

	January 31, 2012	January 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$79,842	$76,112
Receivables, net	82,518	44,945
Inventories	748,047	429,844
Prepaid expenses and other	2,108	1,003
Income taxes receivable	3,140	—
Deferred income taxes	5,370	3,247

Total current assets	921,025	555,151

INTANGIBLES AND OTHER ASSETS
Noncurrent parts inventories	2,792	2,405
Goodwill	24,404	18,391
Intangible assets, net of accumulated amortization	10,793	4,734
Other	2,776	2,793

Total intangibles and other assets	40,765	28,323

PROPERTY AND EQUIPMENT, net of accumulated depreciation	126,282	65,372

TOTAL ASSETS	$1,088,072	$648,846

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$28,424	$15,957
Floorplan notes payable	552,428	320,801
Current maturities of long-term debt and short-term advances	4,755	4,207
Customer deposits	49,540	28,180
Accrued expenses	26,735	16,816
Income taxes payable	—	2,093

Total current liabilities	661,882	388,054

LONG-TERM LIABILITIES
Long-term debt, less current maturities	57,405	33,409
Deferred income taxes	28,592	9,012
Other long-term liabilities	2,854	3,814

Total long-term liabilities	88,851	46,235

STOCKHOLDERS' EQUITY
Common stock, par value $.00001 per share, authorized—25,000 shares; issued and outstanding—20,911 at January 31, 2012 and 17,917 at January 31, 2011	—	—
Additional paid-in-capital	218,156	140,466
Retained earnings	118,251	74,091
Accumulated other comprehensive loss	(70)	—

Total Titan Machinery Inc. stockholders' equity	336,337	214,557
Noncontrolling interest	1,002	—

Total stockholders' equity	337,339	214,557

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,088,072	$648,846

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED JANUARY 31, 2012, 2011 AND 2010

(in thousands, except per share data)

	2012	2011	2010
REVENUE
Equipment	$1,303,900	$855,443	$643,186
Parts	201,404	140,982	119,509
Service	103,474	74,506	58,983
Rental and other	50,214	23,558	17,103

TOTAL REVENUE	1,658,992	1,094,489	838,781

COST OF REVENUE
Equipment	1,171,618	773,060	578,411
Parts	140,096	100,281	83,219
Service	37,236	27,767	21,615
Rental and other	34,581	18,813	14,441

TOTAL COST OF REVENUE	1,383,531	919,921	697,686

GROSS PROFIT	275,461	174,568	141,095
OPERATING EXPENSES	193,860	130,541	108,998

INCOME FROM OPERATIONS	81,601	44,027	32,097
OTHER INCOME (EXPENSE)
Interest and other income	1,643	1,794	1,843
Floorplan interest expense	(8,323)	(7,223)	(5,485)
Interest expense other	(1,347)	(1,361)	(1,463)

INCOME BEFORE INCOME TAXES	73,574	37,237	26,992
PROVISION FOR INCOME TAXES	(29,429)	(14,895)	(11,255)

NET INCOME INCLUDING NONCONTROLLING INTEREST	44,145	22,342	15,737
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	15	—	—

NET INCOME ATTRIBUTABLE TO TITAN MACHINERY INC.	$44,160	$22,342	$15,737

EARNINGS PER SHARE—NOTE 1
EARNINGS PER SHARE—BASIC	$2.21	$1.25	$0.89

EARNINGS PER SHARE—DILUTED	$2.18	$1.23	$0.88

WEIGHTED AVERAGE SHARES—BASIC	19,809	17,658	17,593
WEIGHTED AVERAGE SHARES—DILUTED	20,110	17,961	17,828

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED JANUARY 31, 2012, 2011 AND 2010

(in thousands)

	2012	2011	2010
NET INCOME INCLUDING NONCONTROLLING INTEREST	$44,145	$22,342	$15,737
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(94)	—	—

TOTAL OTHER COMPREHENSIVE LOSS	(94)	—	—
COMPREHENSIVE INCOME	44,051	22,342	15,737
PLUS: COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	39	—	—

COMPREHENSIVE INCOME ATTRIBUTABLE TO TITAN MACHINERY INC.	$44,090	$22,342	$15,737

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED JANUARY 31, 2012, 2011 AND 2010

(in thousands)

	Common Stock
					Accumulated Other Comprehensive Loss	Total Titan Machinery Inc. Stockholders' Equity
	Shares Outstanding	Amount	Additional Paid-In Capital	Retained Earnings			Noncontrolling Interest	Total Stockholders' Equity
BALANCE, JANUARY 31, 2009	17,657	$—	$137,755	$36,012	$—	$173,767	$—	$173,767
Common stock issued on grant of restricted stock and exercise of stock options and warrants	120	—	58	—	—	58	—	58
Stock-based compensation expense	—	—	962	—	—	962	—	962
Net income	—	—	—	15,737	—	15,737	—	15,737

BALANCE, JANUARY 31, 2010	17,777	—	138,775	51,749	—	190,524	—	190,524
Common stock issued on grant of restricted stock, exercise of stock options and warrants, and tax benefits of equity awards	140	—	534	—	—	534	—	534
Stock-based compensation expense	—	—	1,157	—	—	1,157	—	1,157
Net income	—	—	—	22,342	—	22,342	—	22,342

BALANCE, JANUARY 31, 2011	17,917	—	140,466	74,091	—	214,557	—	214,557
Common stock issued in follow-on offering	2,760	—	74,898	—	—	74,898	—	74,898
Common stock issued on grant of restricted stock, exercise of stock options and warrants, and tax benefits of equity awards	234	—	1,663	—	—	1,663	—	1,663
Issuance of subsidiary shares to noncontrolling interest holders	—	—	(239)	—	—	(239)	1,041	802
Stock-based compensation expense	—	—	1,368	—	—	1,368	—	1,368
Comprehensive income:
Net income (loss)	—	—	—	44,160	—	44,160	(15)	44,145
Other comprehensive loss	—	—	—	—	(70)	(70)	(24)	(94)

Total comprehensive income (loss)	—	—	—	—	—	44,090	(39)	44,051

BALANCE, JANUARY 31, 2012	20,911	$—	$218,156	$118,251	$(70)	$336,337	$1,002	$337,339

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JANUARY 31, 2012, 2011 AND 2010

(in thousands)

	2012	2011	2010
OPERATING ACTIVITIES
Net income including noncontrolling interest	$44,145	$22,342	$15,737
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation and amortization	15,263	8,969	7,950
Deferred income taxes	16,029	1,675	1,850
Stock-based compensation expense	1,368	1,157	962
Other, net	302	(111)	(15)
Changes in assets and liabilities, net of purchase of equipment dealerships assets and assumption of liabilities
Receivables, prepaid expenses and other assets	(32,695)	(19,873)	(2,481)
Inventories	(261,597)	(63,108)	(61,244)
Floorplan notes payable	4,195	(12,992)	(3,660)
Accounts payable, customer deposits, accrued expenses and other long-term liabilities	36,428	23,245	(6,649)
Income taxes	(5,623)	3,688	(111)

NET CASH USED FOR OPERATING ACTIVITIES	(182,185)	(35,008)	(47,661)

INVESTING ACTIVITIES
Net change in U.S. treasury bills	—	—	44,994
Property and equipment purchases	(21,422)	(16,732)	(12,394)
Net proceeds from sale of property and equipment	3,342	892	396
Purchase of equipment dealerships, net of cash purchased	(48,448)	(32,312)	(7,266)
Other, net	(99)	(296)	—

NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	(66,627)	(48,448)	25,730

FINANCING ACTIVITIES
Proceeds from follow-on offering of common stock, net of underwriting discount of $4,166 and other direct costs of $286	74,898	—	—
Net change in non-manufacturer floorplan notes payable	168,118	82,371	51,448
Proceeds from long-term debt borrowings	37,832	23,259	23,914
Principal payments on long-term debt	(30,067)	(20,385)	(19,066)
Other, net	1,792	(1,862)	773

NET CASH PROVIDED BY FINANCING ACTIVITIES	252,573	83,383	57,069

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(31)	—	—
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,730	(73)	35,138
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	76,112	76,185	41,047

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$79,842	$76,112	$76,185

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period
Income taxes, net of refunds	$18,733	$9,226	$10,287

Interest	$9,004	$9,103	$6,311

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Net property and equipment financed with long-term debt	$9,755	$2,980	$2,312

Net transfer of equipment to (from) fixed assets from (to) inventories	$36,377	$3,219	$(6,528)

Net transfer of financing to (from) long-term debt from (to) floorplan notes payable	$1,696	$3,084	$(3,180)

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

        Titan Machinery Inc. (the "Company") is engaged in the retail sale, service and rental of agricultural and construction machinery through stores in the United States and Europe. The Company's North American stores are located in North Dakota, South Dakota, Minnesota, Iowa, Nebraska, Montana, Wyoming and Wisconsin, and its European stores are located in Romania. Subsequent to the Company's year ended January 31, 2012, the Company began operating in the state of Colorado and country of Bulgaria.

Seasonality

        The Company's quarterly operating results are subject to fluctuation due to varying weather patterns, which may impact the timing and amount of equipment purchases, rentals, and after-sales parts and service purchases by its Agriculture and Construction customers.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant accounts, transactions and profits between the consolidated companies have been eliminated in consolidation.

        The accounts of the Company's foreign subsidiaries are consolidated as of December 31 of each year. No events occurred related to these subsidiaries in January 2012 that would have materially affected the consolidated financial position, results of operations or cash flows.

Reclassifications

        Certain reclassifications of amounts previously reported have been made to the accompanying consolidated financial statements to maintain consistency and comparability between periods presented.

Concentrations of Credit Risk

        The Company's sales are to agricultural and construction equipment customers principally in the states and European countries in which its stores are located. The Company extends credit to its customers in the ordinary course of business and monitors its customers' financial condition to minimize its risks associated with trade receivables; however, the Company does not generally require collateral on trade receivables.

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

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations in Operations

        The Company currently purchases new and rental equipment and related parts from a limited number of manufacturers. Although no change in suppliers is anticipated, the occurrence of such a change could cause a possible loss of sales and adversely affect operating results. The Company is the holder of authorized dealerships granted by CNH America, LLC and Kobelco Construction Machinery America, LLC (collectively referred to "CNH") whereby it has the right to act as an authorized dealer for the entities' equipment. The dealership authorizations and floorplan facilities can be cancelled by the respective entity if the Company does not observe certain established guidelines and covenants.

Cash, Cash Equivalents and U.S. Treasury Bills

        The Company considers all highly liquid investments with original maturities of three months or less on their acquisition date to be cash equivalents. Cash equivalents consisted entirely of money market funds as of January 31, 2012 and 2011.

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

Inventories

        New and used equipment are stated at the lower of cost (specific identification) or market value with adjustments for decreases in market value on inventory rented but available for sale, estimated as a percentage of the rental income received on such inventory. All new and used equipment inventories, including that which has been rented, are subject to periodic lower of cost or market evaluation that considers various factors including aging of equipment and market conditions. Equipment inventory values are adjusted whenever the estimated market value exceeds the carrying amount. Parts inventories are valued at the lower of average cost or market value. An estimate of parts inventories not expected to be sold in the next year has been reported separately, which is based on historical sales of parts on hand. The Company estimates a reserve on its parts inventories based on various factors including aging and sales of each type of parts inventory. Work in process is valued at the retail rates of labor incurred and parts inventories used on service work in process at year end.

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment

        Property and equipment is carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful life of each asset, as summarized below:

Buildings and leasehold improvements	Lesser of 10 - 40 years or lease term
Machinery and equipment	3 - 10 years
Furniture and fixtures	3 - 10 years
Vehicles	5 - 10 years
Rental fleet	3 - 10 years

        Depreciation for income tax reporting purposes is computed using accelerated methods.

        In accordance with the guidance for impairment of long-lived assets, the Company reviews property and equipment when events or circumstances indicate that the remaining net book value of the assets may be unrecoverable. Recoverability is measured by comparing the estimated future undiscounted cash flows of any assets in question to their net book values to determine if an adjustment is necessary. If necessary, the Company measures impairment losses based on the amount by which the carrying amounts of these assets exceed their fair values.

Goodwill

        Goodwill represents the excess of purchase price over the fair value of the assets of businesses acquired, including other identifiable intangible assets. Goodwill acquired in business combinations is assigned to its related reporting unit, which consists of the Company's operating segments.

        Goodwill is not amortized, but is tested for impairment at the end of the Company's fiscal year, or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit's carrying amount of goodwill is greater than its fair value. As of January 31, 2012, the Company adopted the Financial Accounting Standards Board ("FASB") recently issued guidance on testing goodwill for impairment, which provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing the primarily qualitative and some quantitative factors it was determined that it is more likely than not that the fair value of the Company's reporting units exceeded their carrying amounts, and thus as of January 31, 2012, the carrying value of the Company's goodwill was not considered impaired. As of January 31, 2011, the goodwill impairment test was performed by comparing the carrying value of the reporting unit to its fair value. Fair value was calculated by discounting the estimated future cash flows of the Company's reporting units based on recently prepared operating forecasts. As of January 31, 2011, the carrying value of the Company's goodwill was not considered impaired.

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets

        Intangible assets with a finite life consist of customer relationships and covenants not to compete, and are carried at cost less accumulated amortization. The Company amortizes the cost of identified intangible assets on a straight-line basis over the expected period of benefit, which is three years for customer relationships and the contractual term for covenants not to compete, which range from five to ten years. In accordance with the guidance for impairment of long-lived assets, the Company reviews intangible assets with finite lives when events or circumstances indicate that the carrying value of the assets may be unrecoverable. Recoverability is measured by comparing the estimated future undiscounted cash flows of any assets in question to their carrying values to determine if an adjustment is necessary. If necessary, the Company measures impairment losses based on the amount by which the carrying amounts of these assets exceed their fair values.

        Intangible assets with an indefinite life consist of distribution rights with manufacturers. The Company classifies distribution rights as indefinite lived intangible assets as its distribution agreements continue indefinitely by their terms, or are routinely awarded or renewed without substantial cost to us or material modifications to the underlying agreements. As such, the Company believes that its distribution agreements will contribute to cash flows for an indefinite period; therefore, the carrying amount of distribution rights is not amortized. The Company tests distribution rights for impairment annually, or more frequently upon the occurrence of an event or when circumstances indicate that its carrying amount is greater than its fair value. The impairment test is performed by comparing the carrying value to its fair value. As of January 31, 2012, the carrying value of the Company's distribution rights was not considered impaired.

Customer Deposits

        Customer deposits consist of advance payments from customers, in the form of cash or equipment to be traded-in, for revenue to be recognized in the following year.

Income Taxes

        Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of receivables, inventory, property and equipment, intangible assets, stock-based compensation, and accrued expenses for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. The Company's policy is to recognize interest expense and penalties related to income tax matters within its provision for income taxes. The Company performs a comprehensive review of its portfolio of uncertain tax positions in accordance with the requirements and recognition standards established by Accounting Standards Codification ("ASC") 740, Income Taxes. Pursuant to this guidance, an uncertain tax position represents the Company's expected treatment of a tax position taken, or expected to be taken, in a tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share

        The Company uses the two-class method to calculate basic and diluted earnings per share. Unvested restricted stock awards are considered participating securities because they entitle holders to non-forfeitable rights to dividends during the vesting term. Under the two-class method, basic earnings per share were computed by dividing net income attributable to Titan Machinery Inc. after allocation of income to participating securities by the weighted-average number of shares of common stock outstanding during the year.

        Diluted earnings per share were computed by dividing net income attributable to Titan Machinery Inc. after allocation of income to participating securities by the weighted-average shares of common stock outstanding after adjusting for potential dilution related to the conversion of all dilutive securities into common stock. All potentially dilutive securities were included in the computation of diluted earnings per share. There were 119,000, 131,000 and 139,000 options outstanding as of January 31, 2012, 2011 and 2010, respectively, which were not included in the computation of diluted earnings per share because they were anti-dilutive.

        The following table sets forth the calculation of basic and diluted earnings per share:

	2012	2011	2010
	(in thousands, except per share data)
Numerator
Net income attributable to Titan Machinery Inc.	$44,160	$22,342	$15,737
Net income allocated to participating securities	(409)	(232)	(124)

Net income attributable to Titan Machinery Inc. common stockholders	$43,751	$22,110	$15,613

Denominator
Basic weighted-average common shares outstanding	19,809	17,658	17,593
Plus: Incremental shares from assumed conversions
Warrants	30	53	70
Stock options	271	250	165

Diluted weighted-average common shares outstanding	20,110	17,961	17,828

Earnings per share—basic	$2.21	$1.25	$0.89

Earnings per share—diluted	$2.18	$1.23	$0.88

Revenue Recognition

        Equipment revenue is recognized upon receipt of a signed contract and delivery of product to customers. Parts revenue is recognized upon delivery of product to customers. Service revenue is recognized at the time the related services are provided. Rental revenue is recognized over the period of the related rental agreement. In addition to outright sales of new and used equipment, certain rental agreements may include rent-to-purchase options. Under these agreements, customers are given a period of time to exercise an option to purchase the related equipment, with a portion of the rental payments being applied to the purchase price. Any such equipment is included in inventory until the

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

purchase option is exercised. Payments received during the rental period are recorded as customer deposits, with equipment revenue being recognized upon the exercise of the purchase option.

Sales and Excise Taxes

        The Company has customers in states and municipalities in which those governmental units impose a sales tax on certain sales. The U.S. federal government also imposes excise taxes on certain sales. The Company collects those sales and excise taxes from its customers and remits the entire amount to the various governmental units. The Company's accounting policy is to exclude the tax collected and remitted from revenue and cost of revenue.

Shipping and Handling Costs

        Shipping and handling costs are recorded as cost of revenue and amounts billed to customers for shipping and handling costs are recorded in revenue.

Lessor Accounting

        The Company leases equipment from its rental fleet and equipment inventory to customers on operating leases over periods primarily less than one year. These leases require a minimum rental payment and contingent rental payment based on machine hours. Rental revenue totaled $42.0 million, $18.2 million and $12.9 million for the years ended January 31, 2012, 2011 and 2010, respectively. As of January 31, 2012, the Company had $62.4 million of rental fleet included in property and equipment, net of accumulated depreciation of $7.7 million. As of January 31, 2011, the Company had $21.9 million of rental fleet included in property and equipment, net of accumulated depreciation of $4.6 million.

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

Advertising Costs

        Costs incurred for producing and distributing advertising are expensed as incurred. Advertising expense amounted to $4.3 million, $3.0 million and $2.6 million, respectively, for the years ended January 31, 2012, 2011 and 2010.

Comprehensive Income and Foreign Currency Translation

        For the Company, comprehensive income represents net income adjusted for foreign currency translation adjustments. For its foreign subsidiaries in which their local currency is their functional

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

currency, assets and liabilities are translated into U.S. dollars at the balance sheet date exchange rate. Income and expenses are translated at average exchange rates for the year. Foreign currency translation adjustments are recorded directly as other comprehensive income, a component of stockholders' equity. For its foreign subsidiaries in which the local currency is not the functional currency, prior to translation into U.S. dollars, amounts must first be remeasured from the local currency into the functional currency. Nonmonetary assets and liabilities are translated at historical exchange rates and monetary assets and liabilities are translated at the balance sheet date exchange rate. Income and expenses are translated at average exchange rates for the year. Foreign currency remeasurement adjustments are included in the statement of operations.

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

Exit and Disposal Costs

        The Company accounts for exit or disposal activities, including store closures, in accordance with ASC 420, Exit or Disposal Cost Obligations. Such costs mainly include lease termination costs and employee termination costs. The Company records a liability for any remaining lease obligations, net of estimated sublease income, as of the date the Company ceases using the property. Any subsequent adjustments to that liability as a result of changes in estimates are recorded in the period incurred. The Company records a liability for employee termination costs at the date the termination benefits were communicated to the employees.

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        After acquiring ABC Rental & Equipment Sales in April 2011, the Company combined its existing Construction store in Belgrade, Montana into its newly-acquired Construction store in nearby Bozeman, Montana. The Company also closed its Construction store in Columbia Falls, Montana in April 2010 as part of the Company's Construction business action plan. The majority of the assets and liabilities of the Columbia Falls store were transferred to other Construction stores. The Company recognized exit costs, mainly consisting of estimated lease termination costs, of $0.4 million and $0.3 million in operating expenses on the consolidated statement of operations for the years ended January 31, 2012 and 2011, respectively. A reconciliation of the beginning and ending liability balance follows:

(in thousands)
Balance at January 31, 2010	$—
Exit costs incurred and charged to expense	333
Exit costs paid	(126)

Balance at January 31, 2011	$207
Exit costs incurred and charged to expense	388
Exit costs paid	(140)

Balance at January 31, 2012	$455

Recent Accounting Guidance

        In September 2011, the FASB amended authoritative guidance on goodwill impairment testing, codified in ASC 350, Intangibles—Goodwill and Other. The amended guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that the fair value of the reporting unit is more likely than not greater than the carrying amount, then the entity is not required to perform a quantitative assessment. However, if an entity concludes that the fair value of a reporting unit is more likely than not less than its carrying amount, it is required to perform the two-step impairment test. The guidance is effective for the interim and annual periods beginning after December 15, 2011, with early adoption permitted. The Company adopted this guidance on January 31, 2012 and utilized it in the Company's annual goodwill impairment testing as of January 31, 2012.

        In June 2011 and December 2011, the FASB amended authoritative guidance on the presentation of comprehensive income, codified in ASC 220, Comprehensive Income. The amended guidance requires the presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance is applied retrospectively and is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The Company adopted this guidance on January 31, 2012 and incorporated it into the preparation of the Consolidated Statements of Comprehensive Income included in this Annual Report on Form 10-K.

        In December 2010, the FASB amended authoritative guidance on business combinations, codified in ASC 805, Business Combinations. This guidance clarifies that, when presenting comparative financial statements, registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period. The guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010 with early adoption permitted. The Company adopted this guidance on February 1, 2011. Its adoption did not have a material effect on the Company's consolidated financial statements.

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

NOTE 2—RECEIVABLES

	January 31, 2012	January 31, 2011
	(in thousands)
Trade accounts receivable
Due from customers	$28,251	$13,295
Due from finance companies	31,181	16,963
Due from manufacturers	23,082	14,422

Total trade accounts receivable	82,514	44,680
Other receivables	724	694

	$83,238	$45,374
Less allowance for doubtful accounts	(720)	(429)

	$82,518	$44,945

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—INVENTORIES

	January 31, 2012	January 31, 2011
	(in thousands)
New equipment	$445,513	$209,871
Used equipment	219,849	162,254
Parts and attachments	76,073	52,694
Work in process	6,612	5,025

	$748,047	$429,844

        In addition to the above amounts, the Company has estimated that a portion of its parts inventory will not be sold in the next year. Accordingly, these balances have been classified as noncurrent assets.

NOTE 4—PROPERTY AND EQUIPMENT

	January 31, 2012	January 31, 2011
	(in thousands)
Rental fleet equipment	$62,440	$21,887
Machinery and equipment	17,562	14,047
Vehicles	28,277	20,003
Furniture and fixtures	19,097	13,756
Land, buildings, and leasehold improvements	34,705	20,904

	$162,081	$90,597
Less accumulated depreciation	(35,799)	(25,225)

	$126,282	$65,372

        Depreciation expense amounted to $14.7 million, $8.9 million and $7.9 million for the years ended January 31, 2012, 2011 and 2010, respectively.

NOTE 5—INTANGIBLE ASSETS AND GOODWILL

        The following is a summary of intangible assets with finite lives as of January 31, 2012 and 2011:

	Cost	Accumulated Amortization	Net
	(in thousands)
Balance, January 31, 2012
Covenants not to compete	$2,007	$(652)	$1,355
Customer relationships	1,054	(298)	756

	$3,061	$(950)	$2,111

Balance, January 31, 2011
Covenants not to compete	$1,075	$(366)	$709
Customer relationships	451	(12)	439

	$1,526	$(378)	$1,148

        The Company acquired intangible assets with finite lives, consisting of covenants not to compete totaling $0.9 million with a weighted-average amortization period of 5.0 years and customer

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—INTANGIBLE ASSETS AND GOODWILL (Continued)

relationships totaling $0.6 million with a weighted-average amortization period of 2.9 years, as part of the business combinations completed during the year ended January 31, 2012. The Company acquired intangible assets with finite lives, consisting of covenants not to compete totaling $0.5 million with a weighted-average amortization period of 6.5 years and customer relationships totaling $0.5 million with a weighted-average amortization period of three years, as part of the business combinations and an asset purchase completed during the year ended January 31, 2011. Amortization expense was $0.6 million, $0.1 million, and $0.1 million for the years ended January 31, 2012, 2011 and 2010, respectively. Future amortization expense, as of January 31, 2012, is expected to be as follows:

Years ending January 31,	Amount
(in thousands)
2013	$670
2014	628
2015	391
2016	282
2017	79
Thereafter	61

$2,111

        Indefinite lived intangible assets consisted of distribution rights totaling $8.7 million and $3.6 million as of January 31, 2012 and 2011, respectively. The Company acquired distribution rights of $5.1 million and $3.6 million as part of business combinations during the years ended January 31, 2012 and 2011, respectively.

        Changes in the carrying amount of goodwill during the years ended January 31, 2012 and 2011 are summarized as follows:

	Agriculture	Construction	Total
	(in thousands)
Balance, January 31, 2010	$12,701	$2,061	$14,762
Arising in completed business combinations	2,245	—	2,245
Adjustments to business combinations completed in prior years	1,384	—	1,384

Balance, January 31, 2011	16,330	2,061	18,391
Arising in completed business combinations	2,404	1,706	4,110
Adjustments to business combinations completed in prior years	1,923	—	1,923
Foreign currency translation adjustment	(20)	—	(20)

Balance, January 31, 2012	$20,637	$3,767	$24,404

        The adjustment to goodwill arising from business combinations completed in prior years is the result of additional consideration earned and paid pursuant to business combinations accounted for under the purchase method of accounting which required that additional consideration be recognized once all contingencies have been resolved and that such consideration be included as an additional cost of the entity and therefore recognized as goodwill.

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—LINES OF CREDIT/FLOORPLAN NOTES PAYABLE

Senior Secured Credit Facility—Operating and Floorplan Lines of Credit

        On October 31, 2010, the Company entered into a Senior Secured Credit Facility (the "Credit Agreement") with a group of banks led by Wells Fargo Bank, National Association (the "Wells Fargo Bank Syndicate"), which provided for a $175.0 million wholesale floorplan line of credit (the "Floorplan Line") and a $50.0 million working capital line of credit (the "Working Capital Line"). The Credit Agreement was amended by a Credit Commitment Increase Agreement dated October 19, 2011, which increased the Floorplan Line of credit to $200.0 million and the Working Capital Line of credit to $75.0 million. The Credit Agreement was again amended on December 20, 2011 to reserve for standby letters of credit at the U.S. dollar equivalent of 5.0 million Euros from the Floorplan Line, to guarantee equipment purchases from CNH by the Company's recently acquired foreign subsidiaries, which reduces the amount available on the Floorplan Line. The Credit Agreement has a variable interest rate on outstanding balances of LIBOR plus an applicable margin of 1.5% to 2.0% per annum, depending upon the Company's consolidated leverage ratio, has a 0.2% to 0.4% non-usage fee on the average monthly unused amount and requires monthly payments of accrued interest. The Credit Agreement is secured by all assets of the Company and contains certain financial covenants that impose a minimum level of fixed charge coverage ratio and a maximum level of debt to tangible net worth ratio and include annual thresholds for acquisitions and capital expenditures. The Credit Agreement also restricts its ability to make certain cash payments, including cash dividends, except that it is permitted to pay cash dividends in an amount not to exceed 50% of consolidated net income for the then trailing four quarters, so long as no default or event of default exists prior to or immediately following such action or otherwise results from such action. The Credit Agreement expires October 31, 2014. As of January 31, 2012, the Company was in compliance with all financial covenants.

        The Floorplan Line is used to finance equipment inventory purchases. Amounts outstanding are recorded as floorplan notes payable, within current liabilities on the consolidated balance sheets, as the Company intends to repay amounts borrowed within one year.

        The Working Capital Line is used to finance working capital requirements of the Company. Amounts outstanding are recorded as long-term debt, within long-term liabilities on the consolidated balance sheets, as the Company does not have the intention or obligation to repay amounts borrowed within one year.

Floorplan Lines of Credit

        As of January 31, 2012, the Company had discretionary floorplan lines of credit for equipment purchases totaling approximately $700.0 million with various lending institutions, including the aforementioned $200.0 million Floorplan Line, a $350.0 million Wholesale Floorplan Credit Facility with CNH Capital and $150.0 million Wholesale Financing Plan with Rental Agreement with Agricredit Acceptance LLC ("Agricredit"). Floorplan notes payable relating to these credit facilities totaled approximately $505.6 million of the total floorplan notes payable balance of $552.4 million outstanding as of January 31, 2012 and $300.6 million of the total floorplan notes payable balance of $320.8 million outstanding as of January 31, 2011. As of January 31, 2012, the Company had approximately $182.8 million in available borrowings remaining under these lines of credit (net of standby letters of credit under the aforementioned Credit agreement and rental fleet financing and other acquisition-related financing arrangements under the CNH Capital credit facility). These floorplan notes carried various interest rates primarily ranging from 2.26 to 7.25% as of January 31, 2012, subject to interest-free

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—LINES OF CREDIT/FLOORPLAN NOTES PAYABLE (Continued)

periods offered by CNH Capital. As of January 31, 2012, the Company was in compliance with all floorplan financial covenants.

        The available borrowings under the CNH Capital credit facility are reduced by outstanding floorplan notes payable, rental fleet financing and other acquisition-related financing arrangements with CNH Capital. The CNH Capital credit facility has interest rates equal to the prime rate plus 4% on new borrowings, subject to any interest-free periods offered by CNH Capital, and automatically renews on August 31 of each year through August 31, 2012, unless earlier terminated by either party. Under covenants of the CNH Capital credit facility, the Company has agreed, among other things, to maintain various financial ratio levels and to submit certain financial information. It also contains various restrictive covenants that require prior consent of CNH Capital if the Company desires to engage in any acquisition of, consolidation or merger with any other business entity in which the Company is not the surviving company; create subsidiaries; move any collateral outside of the U.S.; or sell, rent, lease or otherwise dispose or transfer any of the collateral, other than in the ordinary course of business. CNH Capital's consent is also required for the acquisition of any CNH dealership. In addition, the CNH Capital credit facility restricts the Company's ability to incur any liens upon any substantial part of its assets. The balances outstanding with CNH Capital are secured by the related inventory. Repayment terms vary by individual notes, but generally payments are made from sales proceeds or rental revenue from the related inventories.

        The Company entered into the Wholesale Financing Plan with Rental Agreement with Agricredit on July 10, 2010, which was amended October 5, 2010 to increase the maximum credit facility from $25.0 million to $75.0 million and require additional covenants, and amended again on January 26, 2012 to increase the maximum credit facility to $150.0 million. The Agricredit credit facility may be used to purchase or refinance new and used equipment inventory. Effective August 1, 2011, the Agricredit credit facility has a variable interest rate on outstanding balances of LIBOR plus an applicable margin of 4.75% to 5.25% per annum, depending upon the Company's average daily outstanding balance. Prior to August 1, 2011, the interest rate on borrowings under the Agricredit credit facility was equal to the three-month LIBOR rate plus 5.25%. The Agricredit credit facility allows for increase, decrease or termination of the credit facility by Agricredit on 90 days notice. Under covenants of the Agricredit credit facility, the Company had agreed, among other things, to maintain various financial ratio levels, to submit certain financial information, and to obtain prior consent from Agricredit if the Company desired to engage in any acquisition meeting certain financial thresholds. The balances outstanding with Agricredit are secured by the related inventory. Repayment terms vary by individual notes, but generally payments are made from sales proceeds or rental revenue from the related inventories.

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—LONG-TERM DEBT

        The following is a summary of long-term debt as of January 31, 2012 and 2011:

	January 31, 2012	January 31, 2011
	(in thousands)
Working Capital Line payable to the Wells Fargo Bank Syndicate (see details in Note 6)	$33,934	$26,407
Fixed rate notes payable to Wells Fargo Bank, N.A., interest rates ranging from 4.16% to 4.50%, varying monthly installment payments including interest, due December 2016, secured by rental fleet equipment	17,832	—
Fixed rate notes to various finance companies and other parties, interest rates ranging from 3.65% to 7.09%, due in monthly installments including interest and various maturity dates through January 2018, secured by fixed assets	7,863	5,628
Fixed rate notes payable to finance companies, interest rates primarily ranging from 3.24% to 5.5%, due in monthly installments including interest and various maturity dates through December 2016, secured by vehicles	2,415	3,714
Other	116	149
Notes paid in full during the year ended January 31, 2012	—	1,718

	62,160	37,616
Less current maturities	(4,755)	(4,207)

	$57,405	$33,409

        Long-term debt maturities are as follows:

Years Ending January 31,	Amount
(in thousands)
2013	$4,755
2014	4,806
2015	38,076
2016	4,646
2017	9,586
Thereafter	291

$62,160

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—ACCRUED EXPENSES

	January 31, 2012	January 31, 2011
	(in thousands)
Compensation	$16,872	$10,167
Deferred revenue	3,494	2,785
Sales and payroll taxes	2,815	1,958
Health insurance claims liability	871	653
Interest	808	143
Other	1,875	1,110

	$26,735	$16,816

NOTE 9—OPERATING LEASES AND RELATED PARTY TRANSACTIONS

        As of January 31, 2012 the Company leases buildings pursuant to 46 different operating lease agreements as of January 31, 2012 from Dealer Sites, LLC ("Dealer Sites"), an entity in which a minority position is owned by David Meyer, the Company's Chairman and Chief Executive Officer, Tony Christianson, one of the Company's directors, Peter Christianson, the Company's President and Chief Operating Officer, and other Meyer and Christianson family members. The Company also leased one building pursuant to operating leases from C.I. Farm Power, Inc., a company affiliated with Peter Christianson. Rent expense for leases with related parties totaled $6.3 million, $5.3 million and $4.1 million for the years ended January 31, 2012, 2011 and 2010, respectively. The leases expire on various dates between May 2012 and January 2027 and provide that the lessee pay all property taxes, utilities, insurance and all expenses necessary for the general maintenance of the respective buildings.

        The Company also leases 59 additional buildings under operating lease agreements with unrelated parties and leases office equipment under various operating lease agreements. The leases expire at various dates through October 2026. Rent and lease expense under all operating leases totaled $13.1 million, $9.8 million and $7.8 million during the years ended January 31, 2012, 2011 and 2010, respectively. Certain leases have fluctuating minimum lease payments. The Company recognizes lease expense on a straight-line basis over the expected term of the lease.

        Approximate minimum future lease payments are as follows:

Years ending January 31,	Amount
(in thousands)
2013	$13,520
2014	12,655
2015	12,028
2016	11,001
2017	10,358
Thereafter	33,826

$93,388

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—INCOME TAXES

        Net deferred tax assets and liabilities consist of the following components as of January 31, 2012 and 2011:

	2012	2011
	(in thousands)
Current deferred tax assets:
Inventory allowances	$3,412	$1,811
Accrued liabilities and other	1,360	884
Stock-based compensation	311	380
Receivables	287	172

	$5,370	$3,247

Non-current deferred tax assets (liabilities):
Property and equipment	$(26,870)	$(8,348)
Intangibles	(1,808)	(641)
Other, net	86	(23)

	$(28,592)	$(9,012)

        The provision for income taxes charged to income for the years ended January 31, 2012, 2011 and 2010 consists of the following:

	2012	2011	2010
	(in thousands)
Currently payable (receivable)
Federal	$9,342	$10,676	$7,652
Foreign	(10)	—	—
State	4,068	2,544	1,753
Deferred	16,029	1,675	1,850

	$29,429	$14,895	$11,255

        The reconciliation of the statutory federal income tax rate to the Company's effective rate is as follows:

	2012	2011	2010
U.S. statutory rate	35.0%	35.0%	35.0%
Foreign statutory rates	—	—	—
State taxes on income net of federal tax benefit	4.9	5.1	5.1
All other, net	0.1	(0.1)	1.6

	40.0%	40.0%	41.7%

Uncertain Tax Positions

        The Company identified an uncertain tax position and recorded an unrecognized tax benefit during the year ended January 31, 2008. This unrecognized tax benefit was included in other long-term liabilities on the Company's consolidated balance sheet. In August 2009, the Internal Revenue Service

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—INCOME TAXES (Continued)

("IRS") completed its audit of the Company, including the uncertain tax position taken during fiscal 2008. All amounts owed to state and federal taxing authorities were paid during the year ended January 31, 2010. There was no activity related to unrecognized tax benefits for the years ended January 31, 2012 and 2011.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits for the year ended January 31, 2010 is shown in the table below.

January 31, 2010
(in thousands)
Balance, beginning of year	$446
Additions for tax positions related to current year	—
Additions/reductions for tax positions taken in prior years
Accrued interest expense	9
Reduction due to final IRS settlement	(14)
Reductions for tax positions as a result of:
Settlements	(441)
Lapse of statute of limitations	—

Balance, end of year	$—

        The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign countries. It is no longer subject to income tax examinations by U.S. federal tax authorities for fiscal years ended on or prior to January 31, 2009 and state tax authorities for fiscal years ended on or prior to January 31, 2007.

NOTE 11—CAPITAL STRUCTURE

        The Company's certificate of incorporation provides the Company with the authority to issue 30,000,000 shares of $0.00001 par value stock, consisting of 25,000,000 shares of common stock and 5,000,000 shares classified as undesignated.

NOTE 12—STOCK-BASED COMPENSATION AND STOCK WARRANTS

Stock Award Plans

        The Company implemented the 2005 Equity Incentive Plan, a stock-based compensation plan (the "Plan"), during the year ended January 31, 2006. In August 2007, the Plan was amended to increase the number of shares available under the Plan from 500,000 to 1,000,000 shares. The Plan was again amended in June 2011 to increase the number of shares available under the Plan from 1,000,000 to 1,500,000. The purpose of the Plan is to provide incentive compensation to participants for services that have been or will be performed for continuing as employees or members of the Board of Directors of the Company. Under the Plan, the Company may grant incentive stock options, non-qualified stock options and restricted stock for up to 1,500,000 shares of common stock under all forms of awards. The Company accounts for stock options and restricted stock using the fair value method under ASC 718, Compensation—Stock Compensation. Shares issued for stock-based awards consist of authorized but

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—STOCK-BASED COMPENSATION AND STOCK WARRANTS (Continued)

unissued shares. The Company has approximately 522,000 shares authorized and available for future equity awards under the Plan as of January 31, 2012.

        Compensation cost charged to operations under the Plan was $1.4 million, $1.2 million and $1.0 million for the years ended January 31, 2012, 2011 and 2010, respectively. The related income tax benefit (net) was $0.4 million, $0.3 million, and $0.2 million for the years ended January 31, 2012, 2011 and 2010, respectively.

Stock Options

        The Company granted stock options as part of its long-term incentive compensation to employees and members of the Board of Directors of the Company. The fair value of each stock option granted was estimated using the Black-Scholes option pricing model. Stock options vest over a period of four to six years for employees and immediately for members of the Board of Directors, and have contractual terms of five to ten years. The Company recognizes the fair value of stock options as compensation expense ratably over the vesting period of the award.

        The following table summarizes stock option activity for the year ended January 31, 2012:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
	(in thousands)		(in thousands)
Outstanding at January 31, 2011	602	$11.05	$7,958	6.0
Granted	—	—
Exercised	(154)	8.91
Forfeited	(3)	22.21

Outstanding at January 31, 2012	445	$11.72	$5,817	5.8

Exercisable at January 31, 2012	296	$10.41	$4,258	5.7

        The aggregate intrinsic value of stock options exercised was $2.4 million, $0.2 million and $0.1 million for the years ended January 31, 2012, 2011 and 2010, respectively. As of January 31, 2012 there was $0.7 million of unrecognized compensation cost on non-vested stock options that is expected to be recognized over a weighted-average period of 2.0 years.

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—STOCK-BASED COMPENSATION AND STOCK WARRANTS (Continued)

        The following is a summary of information related to options outstanding and exercisable at January 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
	(in thousands)			(in thousands)
$4.00 - 4.50	66	4.3	$4.45	50	4.3	$4.44
7.50 - 10.20	233	5.5	8.36	182	5.8	8.38
11.15 - 14.69	27	6.8	11.96	10	6.8	12.18
21.21 - 26.84	119	6.5	22.32	54	6.5	22.41

	445	5.8	$11.72	296	5.7	$10.41

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

        The following table summarizes restricted stock activity for the year ended January 31, 2012:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
	(in thousands)
Nonvested at January 31, 2011	169	$14.06	2.8
Granted	80	24.45
Forfeited	(5)	12.17
Vested	(38)	14.12

Nonvested at January 31, 2012	206	$18.10	2.7

        The weighted-average grant date fair value of restricted stock granted was $24.45, $14.94 and $12.89 during the years ended January 31, 2012, 2011 and 2010, respectively. The total fair value of restricted stock vested was $1.0 million, $1.2 million, and $0.1 million during the years ended January 31, 2012, 2011 and 2010, respectively. As of January 31, 2012, there was $2.6 million of unrecognized compensation cost on non-vested restricted stock that is expected to be recognized over a weighted-average period of 2.7 years.

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—STOCK-BASED COMPENSATION AND STOCK WARRANTS (Continued)

Stock Warrants

        Stock warrants were valued using the Black-Scholes option pricing model. Warrants issued in conjunction with a debt offering were valued and classified as Additional Paid-In Capital in accordance with applicable authoritative guidance in effect at the time of the transaction.

        There were approximately 35,000 warrants outstanding and exercisable as of January 31, 2012 with a weighted-average exercise price of $3.50, an aggregate intrinsic value of $737,000 and a weighted-average remaining contractual life of 1.4 years. There were approximately 40,000 warrants outstanding and exercisable as of January 31, 2011 with a weighted-average exercise price of $3.50, an aggregate intrinsic value of $832,000 and a weighted-average remaining contractual life of 2.4 years. There were approximately 5,000 warrants exercised during the year ended January 31, 2012 with a weighted-average exercise price of $3.50. The aggregate intrinsic value of stock warrants exercised was $0.1 million, $0.6 million and $0.3 million for the years ended January 31, 2012, 2011 and 2010, respectively.

NOTE 13—EMPLOYEE BENEFIT PLANS

        The Company has a 401(k) profit-sharing plan for full-time employees at least 19 years of age. The Company makes matching contributions of 50% of qualifying employee elective contributions to the plan. The Company's matching contributions to the plan of $3.0 million, $2.4 million and $1.5 million were charged to expense for the years ended January 31, 2012, 2011 and 2010, respectively. In addition, the Company may make a discretionary contribution to the plan as determined by the Board of Directors, with a maximum amount equal to the amount allowed under the IRS regulations. The Company did not make any discretionary contributions to the plan for the years ended January 31, 2012, 2011 and 2010.

NOTE 14—BUSINESS COMBINATIONS

        The Company continued to implement its strategy of consolidating dealerships in desired market areas. Below is a summary of the acquisitions completed for the years ended January 31, 2012, 2011 and 2010. In certain of the business combination transactions the Company recognized goodwill. Factors contributing to the recognition of goodwill include an evaluation of future and historical financial performance, the value of the workforce acquired and proximity to other existing and future planned Company locations. Pro forma results are not presented as the acquisitions are not considered material, individually or in aggregate, to the Company. The results of operations have been included in the Company's consolidated results of operations since the date of each respective business combination.

Fiscal 2012

Tri-State Implement, Inc.

        On February 28, 2011, the Company acquired certain assets of Tri-State Implement, Inc. The acquisition consisted of one agricultural equipment store located in Sioux Falls, South Dakota which is contiguous to the Company's existing construction equipment location in Sioux Falls. The acquisition-date fair value of the total consideration transferred for the store was $1.0 million.

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—BUSINESS COMBINATIONS (Continued)

Schoffman's Inc.

        On March 31, 2011, the Company acquired 100% of the outstanding stock of Schoffman's Inc., which included the real estate of this entity, and subsequently merged the acquired entity into the Company. The acquisition consisted of one agricultural equipment store in Redwood Falls, Minnesota which is contiguous to the Company's existing location in Marshall, Minnesota. The acquisition-date fair value of the total consideration transferred for the store was $5.8 million.

ABC Rental & Equipment Sales

        On April 1, 2011, the Company acquired certain assets of ABC Rental & Equipment Sales. The acquisition consisted of four construction equipment rental stores located in Williston, North Dakota, and Bozeman, Missoula, and Big Sky, Montana. This acquisition expands the Company's opportunity to capitalize on increased rental activity of the surrounding oil, coal and natural gas exploration and extraction areas in North Dakota and Montana. The acquisition-date fair value of the total consideration transferred for the stores was $5.4 million.

Carlson Tractor & Equipment, Inc.

        On May 13, 2011, the Company acquired certain assets of Carlson Tractor & Equipment, Inc. The acquisition consisted of two construction equipment stores in Rogers and Rosemount, Minnesota and expands the Company's construction presence in Minnesota. The acquisition-date fair value of the total consideration transferred for the stores was $2.9 million.

St. Joseph Equipment Inc.

        On May 31, 2011, the Company acquired certain assets of St. Joseph Equipment Inc. The acquisition consisted of four construction equipment stores in Shakopee, Hermantown and Elk River, Minnesota, and La Crosse, Wisconsin. The acquisition establishes the Company's first construction equipment store in Wisconsin and allows the Company to have the exclusive Case Construction contract for the entire state of Minnesota and 11 counties in western Wisconsin. The acquisition-date fair value of the total consideration transferred for the stores was $17.0 million.

Virgl Implement Inc.

        On September 2, 2011, the Company acquired certain assets of Virgl Implement Inc. The acquisition consisted of one agricultural equipment store in Wahoo, Nebraska. The acquisition expands the Company's agriculture presence in Nebraska. The acquisition-date fair value of the total consideration transferred for the store was approximately $5.7 million.

Victors Inc.

        On September 2, 2011, the Company acquired certain assets of Victors Inc. The acquisition consisted of one agricultural equipment store in Fremont, Nebraska. The acquisition expands the Company's agriculture presence in Nebraska. The acquisition-date fair value of the total consideration transferred for the store was approximately $7.5 million.

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—BUSINESS COMBINATIONS (Continued)

Van Der Werff Implement, Inc.

        On November 1, 2011, the Company acquired certain assets of Van Der Werff Implement, Inc. The acquisition consisted of one agriculture equipment store in Platte, South Dakota. The store is contiguous to the Company's existing locations in Sioux Falls, Huron, Miller, Highmore and Pierre, South Dakota. The acquisition-date fair value of the total consideration transferred for the store was approximately $4.3 million.

Jewell Implement Company, Inc.

        On December 1, 2011, the Company acquired certain assets of Jewell Implement Company, Inc. The acquisition consisted of one agriculture equipment store in Jewell, Iowa. The store is contiguous to the Company's existing location in Iowa Falls, Iowa. The acquisition-date fair value of the total consideration transferred for the store was approximately $1.5 million.

AgroExpert Capital S.R.L.

        On December 23, 2011, the Company, through a newly formed subsidiary, Titan Machinery Romania, S.R.L., acquired certain assets and assumed certain liabilities of AgroExpert Capital S.R.L. The acquisition consisted of two agriculture equipment stores in Bucharest and Timisoara, Romania. The acquisition expands the Company's operations into Europe and provides a significant opportunity to leverage its domestic operating model and dealership experience into an additional growth platform. The acquisition-date fair value of the total consideration transferred was $2.8 million. Subsequent to the acquisition, Titan Machinery Romania, S.R.L. issued a 30% ownership interest to two management members of this entity for a combined $0.8 million. This transfer of ownership resulted in a $0.2 million decrease to Titan Machinery, Inc.'s stockholders' equity. The 30% ownership interest in Titan Machinery Romania, S.R.L. is included in the consolidated financial statements as a non-controlling interest.

Fiscal 2011

Hubbard Implement, Inc.

        On June 1, 2010, the Company acquired certain assets of Hubbard Implement, Inc. The acquired entity consisted of one agricultural equipment store located in Iowa Falls, Iowa which is contiguous to the Company's existing locations in Grundy Center and Waverly, Iowa. The acquisition-date fair value of the total consideration transferred for the store was $1.5 million.

Fairbanks International, Inc.

        On December 31, 2010, the Company acquired certain assets of Fairbanks International, Inc. ("Fairbanks"), Fairbanks's wholly-owned subsidiary, Fairbanks Leasing, Inc., and an affiliated entity of Fairbanks, GuideNet Systems, LLC. The acquisition consists of six agricultural equipment stores in Grand Island, Kearney, Lexington, Holdrege, Hastings, and North Platte, Nebraska and expands the Company's agricultural presence in the Midwest. The acquisition-date fair value of the total consideration transferred for the stores was $29.7 million.

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—BUSINESS COMBINATIONS (Continued)

Fiscal 2010

Winger Implement, Inc.

        On May 1, 2009, the Company acquired 100% of the outstanding stock of Winger Implement, Inc. and subsequently merged the acquired entity into the Company. The acquired entity consisted of one agricultural equipment store located in Winger, Minnesota and expands the Company's presence in the Red River Valley. The acquisition-date fair value of the total consideration transferred for the store was $1.5 million.

Arthur Mercantile Company

        On May 28, 2009, the Company acquired certain assets of Arthur Mercantile Company. The acquired entity consisted of one agricultural equipment store located in Arthur, North Dakota and expands the Company's presence in the Red River Valley. The acquisition-date fair value of the total consideration transferred for the store was $0.8 million. James L. Williams, Arthur Mercantile Company's President and Treasurer, is a Titan Machinery director.

Valley Equipment, Inc.

        On June 30, 2009, the Company acquired certain assets of Valley Equipment, Inc. in Mayville, North Dakota. The acquired entity consisted of one agricultural equipment store and expands the Company's presence in the Red River Valley. The acquisition-date fair value of the total consideration transferred for the store was $0.8 million. James L. Williams, Valley Equipment, Inc.'s President, is a Titan Machinery director.

Lickness Bros. Implement Co.

        On August 14, 2009, the Company acquired certain assets of Lickness Bros. Implement Co. The acquired entity consisted of one agricultural equipment store located in Britton, South Dakota and is contiguous to existing markets in Northeast South Dakota and Southeast North Dakota. The acquisition-date fair value of the total consideration transferred for the store was $0.2 million.

Oskaloosa Implement Co.

        On November 2, 2009, the Company acquired certain assets of Oskaloosa Implement Co. The acquired entity consisted of two agricultural equipment stores located in Pella and Oskaloosa, Iowa and expands the Company's presence in Iowa. The acquisition-date fair value of the total consideration transferred for the stores was $2.6 million.

Valley Farm Equipment, Inc.

        On November 2, 2009, the Company acquired 100% of the outstanding stock of Valley Farm Equipment, Inc. and subsequently merged the acquired entity into the Company. The acquired entity consisted of one agricultural equipment store located in Milbank, South Dakota and is strategically located in the Whetstone Valley in Eastern South Dakota, between Titan Machinery's existing stores in Graceville, Minnesota, Watertown, South Dakota, and Aberdeen, South Dakota. The acquisition-date fair value of the total consideration transferred for the store was $1.9 million.

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—BUSINESS COMBINATIONS (Continued)

        The allocations of the purchase prices in the above business combinations are presented in the following table:

	January 31, 2012	January 31, 2011	January 31, 2010
	(in thousands)
Cash	$99	$4	$315
Receivables	5,362	2,812	558
Inventories	49,818	21,241	15,189
Prepaid expenses and other	694	—	—
Deferred income taxes	13	—	93
Property and equipment	11,238	5,512	1,462
Intangible assets	6,653	4,387	—
Other assets	—	—	—
Goodwill	6,033	3,629	2,298

	$79,910	$37,585	$19,915

Accounts payable	$1,120	$—	$(149)
Floorplan notes payable	17,389	2,737	8,765
Customer deposits	1,143	1,868	286
Accrued expenses	37	207	205
Income taxes payable	390	—	(51)
Long-term debt	585	—	1,877
Deferred income taxes	1,440	—	256

	$22,104	$4,812	$11,189

Cash consideration	48,547	32,316	7,581
Non-cash consideration: liabilities incurred	9,259	457	1,145

Total consideration	$57,806	$32,773	$8,726

Goodwill related to the Agriculture operating segment	$4,327	$3,629	$2,577
Goodwill related to the Construction operating segment	$1,706	$—	$(279)
Goodwill expected to be deductible for tax purposes	$4,730	$3,629	$2,011

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

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        The carrying amount of cash, receivables, payables, short-term debt and other current liabilities approximates fair value because of the short maturity and/or frequent repricing of those instruments. Based upon current borrowing rates with similar maturities, the carrying value of the long-term debt approximates the fair value as of January 31, 2012 and 2011.

NOTE 16—SEGMENT INFORMATION AND OPERATING RESULTS

        The Company owns and operates a network of full service agricultural and construction equipment stores in the United States and Europe. The Company's two reportable segments, Agriculture and Construction, each offer different products and the operating results for each segment are reported separately to the Company's senior management to make decisions regarding the allocation of resources, to assess the Company's operating performance and to make strategic decisions.

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

        The Company established its first foreign operations in December 2011 upon the acquisition of the AgroExpert entities. For the year ended January 31, 2012, revenue generated from sales to customers outside of the United States was not significant. As of January 31, 2012, $2.1 million of the Company's long-lived assets were held in its European subsidiaries.

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

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—SEGMENT INFORMATION AND OPERATING RESULTS (Continued)

        Certain financial information for each of the Company's business segments is set forth below.

	January 31, 2012	January 31, 2011	January 31, 2010
	(in thousands)
Revenues
Agriculture	$1,441,294	$979,016	$751,258
Construction	279,152	152,646	116,361

Segment revenues	1,720,446	1,131,662	867,619
Eliminations	(61,454)	(37,173)	(28,838)

Total	$1,658,992	$1,094,489	$838,781

Income (Loss) Before Income Taxes
Agriculture	$74,411	$44,083	$36,133
Construction	5,461	(3,451)	(6,837)

Segment income (loss) before income taxes	79,872	40,632	29,296
Shared Resources	(5,993)	(3,133)	(2,120)
Eliminations	(305)	(262)	(184)

Income before income taxes	$73,574	$37,237	$26,992

Interest Income
Agriculture	$117	$111	$94
Construction	299	129	74

Segment interest income	416	240	168
Shared Resources	—	119	169

Total	$416	$359	$337

Interest Expense
Agriculture	$10,606	$8,140	$4,471
Construction	3,267	3,188	2,488

Segment interest expense	13,873	11,328	6,959
Shared Resources	(4,203)	(2,744)	(11)

Total	$9,670	$8,584	$6,948

Depreciation and Amortization
Agriculture	$5,497	$4,034	$3,416
Construction	7,568	3,855	3,793

Segment depreciation and amortization	13,065	7,889	7,209
Shared Resources	2,198	1,080	741

Total	$15,263	$8,969	$7,950

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—SEGMENT INFORMATION AND OPERATING RESULTS (Continued)

	January 31, 2012	January 31, 2011	January 31, 2010
	(in thousands)
Capital Expenditures
Agriculture	$6,145	$3,395	$6,567
Construction	9,447	4,221	2,917

Segment capital expenditures	15,592	7,616	9,484
Shared Resources	5,830	9,116	2,910

Total	$21,422	$16,732	$12,394

Total Assets
Agriculture	$781,098	$514,049	$350,086
Construction	250,474	98,535	87,910

Segment assets	1,031,572	612,584	437,996
Shared Resources	57,882	37,340	77,631
Eliminations	(1,382)	(1,078)	(815)

Total	$1,088,072	$648,846	$514,812

NOTE 17—SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

        The following reflects selected quarterly financial information for fiscal years 2012 and 2011.

	Revenue	Gross Profit	Net Income Attributable to Titan Machinery Inc.	Earnings per Share—Basic	Earnings per Share—Diluted
	(in thousands, except per share data)
2012
First quarter	$318,165	$52,803	$7,268	$0.41	$0.40
Second quarter	310,849	55,851	6,291	0.31	0.30
Third quarter	422,960	73,997	12,800	0.62	0.61
Fourth quarter	607,018	92,810	17,801	0.86	0.84
2011
First quarter	$205,457	$34,443	$1,559	$0.09	$0.09
Second quarter	209,666	36,048	2,714	0.15	0.15
Third quarter	311,307	47,978	7,706	0.43	0.42
Fourth quarter	368,059	56,099	10,363	0.58	0.57

NOTE 18—SUBSEQUENT EVENTS

        On February 27, 2012, the Company acquired certain assets of the Colorado division of Adobe Truck & Equipment, LLC. The acquired entity consisted of three construction equipment stores in Denver, Colorado Springs, and Loveland, Colorado. The acquisition establishes the Company's first construction equipment stores in Colorado and allows the Company to have the exclusive Case

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18—SUBSEQUENT EVENTS (Continued)

Construction contract for all of Colorado east of the Rocky Mountains. The acquisition-date fair value of the total consideration transferred for the store was $3.4 million.

        On March 5, 2012, the Company acquired certain assets of Rimex 1-Holding EAD. The acquired entity consisted of seven agricultural equipment stores in the following cities in Bulgaria: Sofia, Dobrich, Burgas, Pleven, Ruse, Montana, and Stara Zagora. The acquisition expands the Company's operations in Europe. The acquisition-date fair value of the total consideration transferred for the store was $2.5 million.

        On March 30, 2012, the Company acquired certain assets of Haberer's Implement, Inc. The acquired entity consisted of one agricultural equipment store in Bowdle, South Dakota which is contiguous to the Company's existing locations in Aberdeen, Redfield and Highmore, South Dakota and Wishek, North Dakota. The acquisition-date fair value of the total consideration transferred for the store was $1.2 million.

        On April 2, 2012, the Company acquired certain assets of East Helena Rental, LLC. The acquired entity consisted of one construction equipment rental store in Helena, Montana, which is contiguous to the Company's existing locations in Missoula, Great Falls, Bozeman and Big Sky, Montana. The acquisition-date fair value of the total consideration transferred for the store was $0.6 million.

        On March 30, 2012, the Company entered into an Amended and Restated Credit Agreement (the "Amended Credit Agreement") with the Wells Fargo Bank Syndicate, which increased the Floorplan Line from $200.0 million to $300.0 million. The Amended Credit Agreement also amended certain financial covenants, including the maximum level of debt to tangible net work ratio, the annual thresholds for acquisitions, and elimination of the capital expenditure covenant. Other terms of the agreement did not materially change. The Amended Credit Agreement expires March 30, 2016.

Schedule II—Valuation and Qualifying Accounts and Reserves

Titan Machinery Inc.

Classification	Beginning Balance	Additions Charged to Expenses	Deductions for Write-offs	Ending Balance
	(in thousands)
Valuation reserve deduction from receivables:
Year ended January 31, 2012	$429	$1,245	$(954)	$720
Year ended January 31, 2011	333	805	(709)	429
Year ended January 31, 2010	214	458	(339)	333

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        Evaluation of Disclosure Controls and Procedures.    After evaluating the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 ("Exchange Act") as of the end of the period covered by this annual report, our Chief Executive Officer and Chief Financial Officer, with the participation of the Company's management, have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective.

        Management's Report on Internal Control Over Financial Reporting    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of January 31, 2012.

        Eide Bailly LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited our internal control over financial reporting as of January 31, 2012, as stated in their attestation report included in Part II, Item 8 of this Annual Report on Form 10-K.

        Changes in Internal Control over Financial Reporting.    There has not been any change in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during its most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        During the fourth quarter of fiscal 2012, we entered into indemnification agreements with each of our directors and executive officers (each, an "Indemnitee") pursuant to our Form of Director and Officer Indemnification Agreement (the "Indemnification Agreement"). The Indemnification Agreement provides for indemnification against liabilities arising out of actions taken in the Indemnitee's official capacity with the Company. Subject to certain limitations, the Indemnification Agreement provides for indemnification to the fullest extent permitted by the Delaware General Corporation Law, including indemnification for certain expenses (including attorneys' fees), judgments, and fines and settlement amounts actually and reasonably incurred by the Indemnitee in any action or proceeding. Further, the Company agrees to advance expenses the Indemnitee may incur as a result of any proceeding as to which the Indemnitee could be indemnified. Limitations on indemnification under the Indemnification Agreement include, but are not limited to, indemnification (i) prohibited under Delaware law, (ii) for liabilities for which the Indemnitee has received payment from an insurance policy or other third-party, and (iii) as a result of proceedings brought by or on behalf of the Company and approved by the Board of Directors of the Company.

        The foregoing description of the Indemnification Agreement is a general description only and is qualified in its entirety by reference to the Indemnification Agreement, filed herewith as Exhibit 10.34 and incorporated herein by reference.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Other than the information included in Part I of this Form 10-K under the heading "Executive Officers of the Registrant," the information required by Item 10 is incorporated by reference to the sections labeled "Election of Directors," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance," all of which will appear in our definitive proxy statement for our 2012 Annual Meeting.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated herein by reference to the sections entitled "Executive Compensation," "Non-Employee Director Compensation," "Compensation Committee," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report," all of which will appear in our definitive proxy statement for our 2012 Annual Meeting.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 is incorporated herein by reference to the sections entitled "Principal Stockholders and Management Stockholdings" and "Equity Compensation Plan Information," both of which will appear in our definitive proxy statement for our 2012 Annual Meeting.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Item 13 is incorporated herein by reference to the sections entitled "Corporate Governance—Independence" and "Certain Relationships and Related Party Transactions," both of which will appear in our definitive proxy statement for our 2012 Annual Meeting.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by Item 14 is incorporated herein by reference to the section entitled "Fees of the Independent Registered Public Accounting Firm," which will appear in our definitive proxy statement for our 2012 Annual Meeting.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

  (a)
  Documents filed as part of this report.

  (1)
  Financial Statements.    The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

      Report of Eide Bailly LLP on Consolidated Financial Statements and Financial Statement Schedule as of January 31, 2012 and 2011 and for each of the three years in the period ended January 31, 2012

      Report of Eide Bailly LLP on Internal Control Over Financial Reporting as of January 31, 2012

      Consolidated Balance Sheets as of January 31, 2012 and 2011

      Consolidated Statements of Operations for each of the three years in the period ended January 31, 2012

      Consolidated Statements of Comprehensive Income for each of the three years in the period ended January 31, 2012

      Consolidated Statements of Stockholders' Equity for each of the three years in the period ended January 31, 2012

      Consolidated Statements of Cash Flows for each of the three years in the period ended January 31, 2012

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

Dated: April 11, 2012

TITAN MACHINERY INC.

By	/s/ DAVID J. MEYER David J. Meyer, Chairman and Chief Executive Officer	By	/s/ MARK P. KALVODA Mark P. Kalvoda, Chief Financial Officer

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

Signatures	Title	Date

/s/ DAVID J. MEYER David J. Meyer	Chairman and Chief Executive Officer (principal executive officer)	April 11, 2012
/s/ PETER J. CHRISTIANSON Peter J. Christianson	President and Chief Operating Officer, Director	April 11, 2012
/s/ MARK P. KALVODA Mark P. Kalvoda	Chief Financial Officer (principal financial officer and principal accounting officer)	April 11, 2012
/s/ GORDON PAUL ANDERSON Gordon Paul Anderson	Director	April 11, 2012

Signatures	Title	Date

/s/ TONY CHRISTIANSON Tony Christianson	Director	April 11, 2012
/s/ JAMES WILLIAMS James Williams	Director	April 11, 2012
/s/ JAMES IRWIN James Irwin	Director	April 11, 2012
/s/ JOHN BODE John Bode	Director	April 11, 2012
/s/ THEODORE WRIGHT Theodore Wright	Director	April 11, 2012
/s/ STANLEY DARDIS Stanley Dardis	Director	April 11, 2012

EXHIBIT INDEX
TITAN MACHINERY INC.
FORM 10-K

No.	Description
3.1	Certificate of Incorporation of the registrant(b)

3.2	Bylaws of the registrant, as amended(e)

4.1	Specimen Certificate representing shares of common stock of Titan Machinery Inc.(c)

4.2	Common Stock Purchase Warrant, dated April 7, 2003, in favor of Cherry Tree Securities, LLC(b)

4.3	Common Stock Purchase Warrant, dated August 1, 2004, in favor of Cherry Tree Securities, LLC(b)

4.4	Form of Director Warrant.**(f)

10.1	2005 Equity Incentive Plan**(a)

10.2	Amended and Restated Employment Agreement, dated October 1, 2010, between David Meyer and the registrant**(j)

10.3	Amended and Restated Employment Agreement, dated October 1, 2010, between Peter Christianson and the registrant**(k)

10.4	Non-employee Director Compensation Policy**(c)

10.5	Agricultural Equipment Sales & Service Agreement, dated December 31, 2002, between Case, LLC and the registrant(a)

10.6	Construction Equipment Sales & Service Agreement, dated effective April 8, 2003, between Case, LLC and the registrant(a)

10.7	Dealer Agreement, dated April 14, 2003, between New Holland North America, Inc. and the registrant, as amended December 27, 2005 and December 9, 2006(a)

10.8	Construction Equipment Sales & Service Agreement, dated effective June 15, 2006, between CNH America, LLC and the registrant(a)

10.9	Dealer Agreement, effective February 20, 2007, between CNH America LLC and the registrant(a)

10.10	Dealer Agreement, dated effective June 22, 2006, between CNH America LLC and the registrant(a)

10.11	Dealer Agreements, dated effective April 1, 2006, between CNH America and the registrant(a)

10.12	Dealer Agreement, dated April 1, 2005, between CNH America LLC and the registrant(a)

10.13	Dealer Agreement, dated effective January 1, 2000 between New Holland North America, Inc. and the registrant(a)

10.14	Dealer Security Agreements between New Holland North America, Inc. and the registrant(a)

10.15	Dealer Security Agreements between CNH America LLC and the registrant(a)

10.16	Lease by and between Rocking Horse Farm, LLC and the registrant, dated August 2, 2004, and Addendum No. 1 thereto dated September 13, 2005(a)

No.		Description
10.17		Wholesale Floor Plan Credit Facility and Security Agreement, dated as of February 21, 2006, between CNH Capital America LLC and the registrant(a)

10.18		Amended and Restated 2005 Equity Incentive Plan(l)**

10.19		Letter Agreement with CNH Capital America, LLC dated February 19, 2010(o)

10.20		Shareholder Rights Agreement, dated April 7, 2003, by and between the registrant and the individuals listed on Schedule A(a)

10.21		Amendment No. 1 to Shareholder Rights Agreement, dated January 31, 2006, by and between the registrant and the individuals listed on Schedule A(a)

10.22		Form of Incentive Stock Option Agreement under the 2005 Equity Incentive Plan**(a)

10.23		Form of Non-Qualified Stock Option Agreement under the 2005 Equity Incentive Plan**(a)

10.24		Form of Restricted Stock Agreement under the 2005 Equity Incentive Plan**(a)

10.25		Amended and Restated Wholesale Floorplan Credit Facility and Security Agreement, dated November 13, 2007, between CNH Capital America LLC and the registrant(b)

10.26		Consent and Agreement, dated November 13, 2007, between CNH Capital America LLC and the registrant(b)

10.27		Amendment to Case IH Agricultural Equipment Sales and Service Agreement, dated November 14, 2007, between CNH America LLC and Red Power International, Inc.(b)

10.28		Amendment to Case IH Agricultural Equipment Sales and Service Agreements, dated November 14, 2007, between CNH America LLC and the registrant(b)

10.29		Amendment to Case Construction Equipment Sales and Service Agreements, dated November 14, 2007, between CNH America LLC and the registrant(b)

10.30		Amendment to Kobelco Construction Machinery America LLC Dealer Agreement, dated November 14, 2007, between Kobelco Construction Machinery America LLC and the registrant(b)

10.31		Amendment to CNH America LLC Dealer Agreement for New Holland Construction Products, dated November 14, 2007, between CNH America LLC and the registrant(b)

10.32		Amendment to CNH America LLC Dealer Agreement for New Holland Agricultural Equipment, dated November 14, 2007, between CNH America LLC and the registrant(b)

10.33		Recapitalization Agreement, dated effective August 16, 2007, among the registrant, David J. Meyer, C.I. Farm Power, Inc., Peter Christianson, Adam Smith Growth Partners, L.P., Adam Smith Companies, LLC, Tony J. Christianson, Adam Smith Activist Fund, LLC, David Christianson and Earl Christianson(b)

10.34	*	Form of Director and Officer Indemnification Agreement

10.35		Agreement, dated July 17, 2007, between Cherry Tree Securities, LLC and the registrant(b)

10.36		Amendment to Loan Documents dated December 4, 2007 between the registrant and Bremer Bank, N.A.(d)

10.37	*	Titan Machinery Inc. Fiscal 2013 Non-Employee Director Compensation Plan.**

10.38	*	Titan Machinery Inc. Executive Bonus Plan.**

10.39	*	Compensation Arrangements for Executive Officers**

No.		Description
10.40		Loan Agreement, dated July 15, 2009, between Bremer Bank, N.A. and the registrant(g)

10.41		Letter Agreement with CNH Capital America, LLC dated November 25, 2009(h)

10.42		Second Amended and Restated Agreement for Wholesale Financing, dated March 12, 2010, between GE Commercial Distribution Finance Corporation and the registrant(i)

10.43	*	Amended and Restated Credit Agreement dated as of March 30, 2012 by and among the registrant, Wells Fargo Bank, National Association, and the Financial Institutions Party Thereto

10.44	*	Amended and Restated Security Agreement dated as of March 30, 2012 by and between the registrant and Wells Fargo Bank, National Association

10.45		Amendment dated October 27, 2011 to Amended and Restated Wholesale Floor Plan Credit Facility and Security Agreement, by and between the registrant and CNH Capital America LLC(m)

10.46		Letter Agreement with CNH Capital America, LLC dated September 30, 2011(n)

21.1	*	Subsidiaries of Titan Machinery Inc.

23.1	*	Consent of Eide Bailly, LLP

24.1	*	Power of Attorney (Included on Signature Page)

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	+	The following materials from Titan Machinery Inc.'s Annual Report on Form 10-K for the year ended January 31, 2012 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of January 31, 2012 and 2011, (ii) the Consolidated Statements of Operations for the years ended January 31, 2012, 2011 and 2010, (iii) the Consolidated Statements of Comprehensive Income for the years ended January 31, 2012, 2011 and 2010, (iv) the Consolidated Statements of Stockholders' Equity for the years ended January 31, 2012, 2011 and 2010 (v) the Consolidated Statements of Cash Flows for the years ended January 31, 2012, 2011 and 2010, and (vi) the Notes to the Consolidated Financial Statements.

*
Filed herewith

+
Furnished herewith

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

(l)
Incorporated herein by reference to Exhibit 10.1 in the registrant's Report on Form 8-K filed with the Commission on June 6, 2011.

(m)
Incorporated herein by reference to Exhibit 10.2 in the registrant's Quarterly Report on Form 10-Q filed with the Commission on December 9, 2011.

(n)
Incorporated herein by reference to Exhibit 10.3 in the registrant's Quarterly Report on Form 10-Q filed with the Commission on December 9, 2011.

(o)
Incorporated herein by reference to Exhibit 10.43 in the registrant's Annual Report on Form 10-K filed with the Commission on April 15, 2010.