Form 10-Q
period 2012-04-30
Titan Machinery Inc.
filed 2012-06-07
CIK 1409171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

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

The number of shares outstanding of the registrant’s common stock as of May 31, 2012 was: Common Stock, $0.00001 par value, 20,948,420 shares.

TITAN MACHINERY INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. — FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

TITAN MACHINERY INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	April 30,	January 31,
	2012	2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$106,717	$79,842
Receivables, net	53,679	82,518
Inventories	823,195	748,047
Prepaid expenses and other	5,128	2,108
Income taxes receivable	—	3,140
Deferred income taxes	5,256	5,370
Total current assets	993,975	921,025

INTANGIBLES AND OTHER ASSETS
Noncurrent parts inventories	3,147	2,792
Goodwill	26,255	24,404
Intangible assets, net of accumulated amortization	11,459	10,793
Other	7,850	2,776
Total intangibles and other assets	48,711	40,765

PROPERTY AND EQUIPMENT, net of accumulated depreciation	167,759	126,282

TOTAL ASSETS	$1,210,445	$1,088,072

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$37,322	$28,424
Floorplan notes payable	571,170	552,428
Current maturities of long-term debt	4,566	4,755
Customer deposits	25,247	49,540
Accrued expenses	21,903	26,735
Income taxes payable	233	—
Total current liabilities	660,441	661,882

LONG-TERM LIABILITIES
Senior convertible notes	123,378	—
Long-term debt, less current maturities	21,607	57,405
Deferred income taxes	38,926	28,592
Other long-term liabilities	2,087	2,854
Total long-term liabilities	185,998	88,851

STOCKHOLDERS’ EQUITY
Common stock, par value $.00001 per share, authorized - 25,000 shares; issued and outstanding - 20,939 at April 30, 2012 and 20,911 at January 31, 2012	—	—
Additional paid-in-capital	234,651	218,156
Retained earnings	125,848	118,251
Accumulated other comprehensive income (loss)	112	(70)
Total Titan Machinery Inc. stockholders’ equity	360,611	336,337
Noncontrolling interest	3,395	1,002
Total stockholders’ equity	364,006	337,339

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,210,445	$1,088,072

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended April 30,
	2012	2011

REVENUE
Equipment	$322,528	$249,229
Parts	58,844	41,910
Service	29,752	20,964
Rental and other	10,599	6,062
TOTAL REVENUE	421,723	318,165

COST OF REVENUE
Equipment	292,085	223,301
Parts	40,653	29,720
Service	10,363	7,908
Rental and other	8,213	4,433
TOTAL COST OF REVENUE	351,314	265,362

GROSS PROFIT	70,409	52,803

OPERATING EXPENSES	54,856	39,436

INCOME FROM OPERATIONS	15,553	13,367

OTHER INCOME (EXPENSE)
Interest and other income	488	285
Floorplan interest expense	(2,898)	(1,162)
Interest expense other	(793)	(275)

INCOME BEFORE INCOME TAXES	12,350	12,215

PROVISION FOR INCOME TAXES	(4,891)	(4,947)

NET INCOME INCLUDING NONCONTROLLING INTEREST	7,459	7,268

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	138	—

NET INCOME ATTRIBUTABLE TO TITAN MACHINERY INC.	$7,597	$7,268

EARNINGS PER SHARE - NOTE 1

EARNINGS PER SHARE - BASIC	$0.36	$0.41
EARNINGS PER SHARE - DILUTED	$0.36	$0.40

WEIGHTED AVERAGE SHARES - BASIC	20,723	17,754
WEIGHTED AVERAGE SHARES - DILUTED	20,962	18,141

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended April 30,
	2012	2011

NET INCOME INCLUDING NONCONTROLLING INTEREST	$7,459	$7,268

OTHER COMPREHENSIVE INCOME

Foreign currency translation adjustments	249	—

TOTAL OTHER COMPREHENSIVE INCOME	249	—

COMPREHENSIVE INCOME	7,708	7,268

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	(71)	—

COMPREHENSIVE INCOME ATTRIBUTABLE TO TITAN MACHINERY INC.	$7,779	$7,268

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

					Accumulated	Total Titan
	Common Stock		Additional		Other	Machinery Inc.		Total
	Shares		Paid-In	Retained	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Outstanding	Amount	Capital	Earnings	Income (Loss)	Equity	Interest	Equity

BALANCE, JANUARY 31, 2012	20,911	$—	$218,156	$118,251	$(70)	$336,337	$1,002	$337,339
Senior convertible notes offering	—	—	15,501	—	—	15,501	—	15,501
Common stock issued on grant of restricted stock, exercise of stock options and warrants, and tax benefits of equity awards	28	—	636	—	—	636	—	636
Issuance of subsidiary shares to noncontrolling interest holders	—	—	—	—	—	—	2,464	2,464
Stock-based compensation expense	—	—	358	—	—	358	—	358
Comprehensive income:
Net income (loss)	—	—	—	7,597	—	7,597	(138)	7,459
Other comprehensive income	—	—	—	—	182	182	67	249
Total comprehensive income (loss)	—	—	—	—	—	7,779	(71)	7,708

BALANCE, APRIL 30, 2012	20,939	$—	$234,651	$125,848	$112	$360,611	$3,395	$364,006

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended April 30,
	2012	2011

OPERATING ACTIVITIES
Net income including noncontrolling interest	$7,459	$7,268
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation and amortization	4,927	2,642
Deferred income taxes	114	20
Stock-based compensation expense	358	301
Other, net	73	4
Changes in assets and liabilities, net of purchase of equipment dealerships assets and assumption of liabilities
Receivables, prepaid expenses and other assets	27,590	(6,011)
Inventories	(40,396)	(29,542)
Floorplan notes payable	(2,111)	4,253
Accounts payable, customer deposits, accrued expenses and other long-term liabilities	(26,240)	16,383
Income taxes	3,373	(249)

NET CASH USED FOR OPERATING ACTIVITIES	(24,853)	(4,931)

INVESTING ACTIVITIES
Rental fleet purchases	(16,233)	(463)
Property and equipment purchases (excluding rental fleet)	(1,725)	(1,823)
Net proceeds from sale of property and equipment	61	647
Purchase of equipment dealerships, net of cash acquired	(8,396)	(7,039)
Other, net	11	4

NET CASH USED FOR INVESTING ACTIVITIES	(26,282)	(8,674)

FINANCING ACTIVITIES
Proceeds from senior convertible notes offering, net of direct issuance costs of $4,753	145,247	—
Net change in non-manufacturer floorplan notes payable	(22,669)	22,731
Proceeds from long-term debt borrowings	1,300	—
Principal payments on long-term debt	(47,806)	(3,993)
Proceeds from sale of subsidiary shares to noncontrolling interest holders	2,464	—
Other, net	(612)	362

NET CASH PROVIDED BY FINANCING ACTIVITIES	77,924	19,100

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	86	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	26,875	5,495

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	79,842	76,112

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$106,717	$81,607

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period
Income taxes, net of refunds	$1,165	$5,171

Interest	$3,556	$1,252

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Property and equipment financed with long-term debt	$10,514	$251

Net transfer of assets to property and equipment from inventories	$15,966	$8,097

Net transfer of financing to long-term debt from floorplan notes payable	$—	$1,696

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 -                  BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The quarterly operating results for Titan Machinery Inc. (the “Company”) are subject to fluctuation due to varying weather patterns, which may impact the timing and amount of equipment purchases, rentals, and after-sales parts and service purchases by the Company’s Agriculture and Construction customers. Therefore, operating results for the three-month period ended April 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2013. The information contained in the balance sheet as of January 31, 2012 was derived from the audited financial statements for the Company for the year then ended. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended January 31, 2012 as filed with the SEC.

Nature of Business

The Company is engaged in the retail sale, service and rental of agricultural and construction machinery through stores in the United States and Europe. The Company’s North American stores are located in North Dakota, South Dakota, Minnesota, Iowa, Nebraska, Montana, Wyoming, Wisconsin and Colorado, and its European stores are located in Romania and Bulgaria.

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

Fair Value of Financial Instruments

The carrying amount of cash, receivables, payables, short-term debt and other current liabilities approximates fair value because of the short maturity and/or frequent repricing of those instruments. Based upon current borrowing rates with similar maturities of our long-term debt instruments, the carrying value of the long-term debt approximates the fair value as of April 30, 2012 and January 31, 2012. As of April 30, 2012, the fair value of our senior convertible notes was approximately $161.8 million versus a carrying value of approximately $123.4 million. Fair value of the senior convertible notes was estimated based on quoted market prices for these instruments.

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

Diluted earnings per share were computed by dividing net income attributable to Titan Machinery Inc. after allocation of income to participating securities by the weighted-average shares of common stock outstanding after adjusting for potential dilution related to the conversion of all dilutive securities into common stock. All potentially dilutive securities were included in the computation of diluted earnings per share. There were 10,000 options outstanding as of April 30, 2012 which were not included in the computation of diluted earnings per share because they were anti-dilutive. There were no stock options outstanding as of April 30, 2011 that were anti-dilutive.

The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended April 30,
	2012	2011
	(in thousands, except per share data)
Numerator
Net income attributable to Titan Machinery Inc.	$7,597	$7,268
Net income allocated to participating securities	(70)	(68)
Net income attributable to Titan Machinery Inc. common stockholders	$7,527	$7,200

Denominator
Basic weighted-average common shares outstanding	20,723	17,754
Plus: Incremental shares from assumed conversions
Warrants	30	30
Stock options	209	357
Diluted weighted-average common shares outstanding	20,962	18,141

Earnings per share - basic	$0.36	$0.41

Earnings per share - diluted	$0.36	$0.40

NOTE 2 -                  INVENTORIES

	April 30,	January 31,
	2012	2012
	(in thousands)
New equipment	$528,983	$445,513
Used equipment	200,906	219,849
Parts and attachments	85,235	76,073
Work in process	8,071	6,612

	$823,195	$748,047

In addition to the above amounts, the Company has estimated that a portion of its parts inventory will not be sold in the next year. Accordingly, these balances have been classified as noncurrent assets.

NOTE 3 -                  PROPERTY AND EQUIPMENT

	April 30,	January 31,
	2012	2012
	(in thousands)
Rental fleet equipment	$97,888	$62,440
Machinery and equipment	18,335	17,562
Vehicles	29,057	28,277
Furniture and fixtures	20,888	19,097
Land, buildings, and leasehold improvements	41,934	34,705

	$208,102	$162,081
Less accumulated depreciation	(40,343)	(35,799)

	$167,759	$126,282

NOTE 4 -                  LINES OF CREDIT / FLOORPLAN NOTES PAYABLE

Operating Line of Credit

As of April 30, 2012, the Company had a $75.0 million working capital line of credit under an Amended and Restated Credit Agreement (the “Credit Agreement”) with a group of banks led by Wells Fargo Bank, National Association. The Company had $1.1 million and $33.9 million outstanding on its operating lines of credit as of April 30, 2012 and January 31, 2012, respectively. Amounts outstanding are recorded as long-term debt, within long-term liabilities on the consolidated balance sheets, as the Company does not have the intention or obligation to repay amounts borrowed within one year.

Floorplan Lines of Credit

As of April 30, 2012, the Company had discretionary floorplan lines of credit for equipment purchases totaling approximately $800.0 million with various lending institutions, including $300.0 million under the aforementioned Credit Agreement, a $350.0 million Wholesale Floorplan Credit Facility with CNH Capital America LLC (“CNH Capital”) and a $150.0 million Wholesale Financing Plan with Rental Agreement with Agricredit Acceptance LLC. Floorplan notes payable relating to these credit facilities totaled approximately $514.8 million of the total floorplan notes payable balance of $571.2 million outstanding as of April 30, 2012 and $505.6 million of the total floorplan notes payable balance of $552.4 million outstanding as of January 31, 2012. As of April 30, 2012, the Company had approximately $274.2 million in available borrowings remaining under these lines of credit (net of standby letters of credit under the aforementioned Credit Agreement and rental fleet financing and other acquisition-related financing arrangements under the CNH Capital credit facility). These floorplan notes carried various interest rates primarily ranging from 2.24% to 7.25% as of April 30, 2012, subject to interest-free periods offered by CNH Capital. As of April 30, 2012, the Company was in compliance with all floorplan financial covenants.

NOTE 5 -                  SENIOR CONVERTIBLE NOTES

On April 24, 2012, the Company issued through a private offering of $150 million of 3.75% Senior Convertible Notes (the “Convertible Notes”). The Convertible Notes bear interest at a rate of 3.75% per year, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2012. The Convertible Notes mature on May 1, 2019, unless earlier purchased by the Company, redeemed or converted.

The Convertible Notes are unsecured and unsubordinated obligations; rank equal in right of payment to our existing and future unsecured indebtedness that is not subordinated; are effectively subordinated in right of payment to our existing and future secured indebtedness; and are structurally subordinated to all existing and future indebtedness and liabilities of our subsidiaries.

The Convertible Notes are initially convertible into our common stock at a conversion rate of 23.1626 shares of common stock per $1,000 principal amount of convertible notes, representing an initial effective conversion price of $43.17 per share of common stock. The conversion rate may be subject to adjustment upon the occurrence of certain specified events as defined in the indenture governing the Convertible Notes, dated April 24, 2012 between the Company and Wells Fargo Bank, National Association, as trustee (the “Indenture”), but will not be adjusted for accrued but unpaid interest. Upon conversion of a note, the Company will settle the conversion obligation in cash up to the aggregate principal amount of the notes being converted, and any conversion obligation in excess thereof will be settled in cash, shares of our common stock, or a combination thereof, at our election, subject to certain limitations as defined in the Indenture.

Holders of the Convertible Notes may convert their notes at the applicable conversion rate under the following circumstances:

i.                                          During any fiscal quarter commencing after July 31, 2012, if for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 120% of the applicable conversion price on such trading day.

ii.                                       During the five consecutive business day period immediately following any five consecutive trading day period in which, for each trading day of that period, the trading price per $1,000 principal amount of the Convertible Notes is less than 98% of the product of the last reported sale price of our common stock on such trading day and the applicable conversion rate on such trading day.

iii.                                    If we call any or all of the Convertible Notes for redemption at any time prior to the close of business on the business day immediately preceding the redemption date.

iv.                                   Upon the occurrence of corporate transactions specified in the Indenture.

v.                                      At any time on and after February 1, 2019 until the close of business on the business day immediately preceding the maturity date.

Holders of the Convertible Notes who convert their Convertible Notes in connection with a make-whole fundamental change, as defined in the Indenture, may be entitled to a make-whole premium in the form of an increase to the conversion rate. In addition, upon the occurrence of a fundamental change, as defined, holders of the Convertible Notes may require us to purchase all or a portion of their notes for cash at a price equal to 100% of the principal amount of the Convertible Notes to be purchased plus any accrued but unpaid interest.

The number of shares we may deliver upon conversion of the Convertible Notes will be subject to certain limitations, and we are subject to certain other obligations and restrictions related to such share caps, as described in the Indenture. On or after May 6, 2015, we may redeem for cash all or a portion of the Convertible Notes if the last reported sale price of our common stock has been at least 120% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption.

The Indenture provides for customary events of default, including, but not limited to, cross acceleration to certain other indebtedness of the Company and its subsidiaries. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding Convertible Notes will become due and payable immediately without further action or notice. If any other event of default under the Indenture occurs or is continuing, the trustee or holders of at least 25% in aggregate principal amount of the then outstanding Convertible Notes may declare all of the Convertible Notes to be due and payable immediately.

In accounting for the Convertible Notes, we segregated the liability component of the instrument from the equity component. The liability component was measured by estimating the fair value of a non-convertible debt instrument that is similar in its terms to the Convertible Notes. Fair value was estimated through discounting future interest and principal payments, an income approach, due under the Convertible Notes at a discount rate of 7.00%, an interest rate equal to the estimated borrowing rate for similar non-convertible debt. The excess of the aggregate face value of the Convertible Notes over the estimated fair value of the liability component is recognized as a debt discount which will be amortized over the expected life of the Convertible Notes using the effective interest rate method. Amortization of the debt discount is recognized as non-cash interest expense.

The equity component of the Convertible Notes is measured as the residual difference between the aggregate face value of the Convertible Notes and the estimated aggregate fair value of the liability component. The equity component will not be remeasured in subsequent periods provided that the component continues to meet the conditions necessary for equity classification.

The transaction costs incurred in connection with the issuance of the Convertible Notes were allocated to the liability and equity components based on their relative values. Transaction costs allocated to the liability component are being amortized using the effective interest rate method and recognized as non-cash interest expense over the expected term of the Convertible Notes. Transaction costs allocated to the equity component reduced the value of the equity component recognized in stockholders’ equity.

Proceeds upon issuance of the Convertible Notes were as follows:

April 24,
2012
(in thousands)
Principal value	$150,000
Less: transaction costs	(4,753)
Net proceeds, senior convertible notes	$145,247

Amounts recognized at issuance:
Senior convertible notes, net	$123,319
Additional paid-in capital	15,501
Transaction costs allocated to the liability component	(3,907)
Long-term deferred tax liability	10,334
Net proceeds, senior convertible notes	$145,247

As of April 30, 2012, the Convertible Notes consisted of the following:

April 30,
2012
(in thousands except
conversion rate
and conversion price)
Principal value	$150,000
Unamortized debt discount	(26,622)
Carrying value of senior convertible notes	$123,378

Carrying value of equity component, net of deferred taxes	$15,501

Conversion rate (shares of common stock per $1,000 principal amount of notes)	23.1626
Conversion price (per share of common stock)	$43.17

As of April 30, 2012, the unamortized debt discount will be amortized over a seven-year period. The if-converted value as of April 30, 2012 does not exceed the principal balance of the Convertible Notes. For the period ended April 30, 2012, the Company recognized $59,000 of non-cash interest expense related to the amortization of the debt discount and the liability-allocated transaction costs. The effective interest rate of the liability component for the period ended April 30, 2012 was equal to 7.00%. Prior to April 30, 2012, the Company used the proceeds from the Convertible Notes to reduce certain interest-bearing floorplan notes payable and long-term debt balances.

NOTE 6 -                     BUSINESS COMBINATIONS

The Company continued to implement its strategy of consolidating dealerships in desired market areas. Below is a summary of the acquisitions completed for the three months ended April 30, 2012. In certain of the business combination transactions the Company recognized goodwill. Factors contributing to the recognition of goodwill include an evaluation of future and historical financial performance, the value of the workforce acquired and proximity to other existing and future planned Company locations. Pro forma results are not presented as the acquisitions are not considered material, individually or in aggregate, to the Company. The results of operations have been included in the Company’s consolidated results of operations since the date of each respective business combination.

On February 27, 2012, the Company acquired certain assets of the Colorado division of Adobe Truck & Equipment, LLC. The acquired entity consisted of three construction equipment stores in Denver, Colorado Springs, and Loveland, Colorado. The acquisition establishes the Company’s first construction equipment stores in Colorado and allows the Company to have the exclusive Case Construction contract for all of Colorado east of the Rocky Mountains. The acquisition-date fair value of the total consideration transferred for the stores was $3.4 million.

On March 5, 2012, the Company acquired certain assets of Rimex 1-Holding EAD. The acquired entity consisted of seven agricultural equipment stores in the following cities in Bulgaria: Sofia, Dobrich, Burgas, Pleven, Ruse, Montana, and Stara Zagora. The acquisition expands the Company’s operations in Europe and provides a significant opportunity to leverage its domestic operating model and dealership experience into an additional growth platform. The acquisition-date fair value of the total consideration transferred for the stores was $2.6 million. Subsequent to the acquisition, Titan Machinery Bulgaria EAD issued a 30% ownership interest to the former owner of the acquired entity for $2.5 million. The 30% ownership interest in Titan Machinery Bulgaria EAD is included in the consolidated financial statements as a noncontrolling interest.

On March 30, 2012, the Company acquired certain assets of Haberer’s Implement, Inc. The acquired entity consisted of one agricultural equipment store in Bowdle, South Dakota which is contiguous to the Company’s existing locations in Aberdeen, Redfield and Highmore, South Dakota and Wishek, North Dakota. The acquisition-date fair value of the total consideration transferred for the store was $1.2 million.

On April 2, 2012, the Company acquired certain assets of East Helena Rental, LLC. The acquired entity consisted of one construction equipment rental store in Helena, Montana which is contiguous to the Company’s existing locations in Missoula, Great Falls, Bozeman and Big Sky, Montana. The acquisition-date fair value of the total consideration transferred for the store was $0.6 million.

The allocations of the purchase prices in the above business combinations are presented in the following table. The estimated fair values of the intangible assets acquired are provisional estimates which are subject to change upon completion of the final valuation.

April 30,
2012
(in thousands)
Receivables	$1,337
Inventories	10,198
Prepaid expenses and other	352
Property and equipment	1,833
Intangible assets	802
Goodwill	1,820

$16,342

Accounts payable	$3,094
Floorplan notes payable	2,839
Customer deposits	1,440
Accrued expenses	6

$7,379

Cash consideration	8,396
Non-cash consideration: liabilities incurred	567
Total consideration	$8,963

Goodwill related to the Agriculture operating segment	$761
Goodwill related to the Construction operating segment	$1,059

Goodwill expected to be deductible for tax purposes	$1,820

NOTE 7 -                     SEGMENT INFORMATION AND OPERATING RESULTS

Revenue, income before income tax and total assets at the segment level are reported before eliminations. The Company retains various unallocated income/(expense) items and assets at the general corporate level, which the Company refers to as “Shared Resources” in the table below. Shared Resources assets primarily consist of cash and property and equipment. Intersegment revenue is immaterial.

Certain financial information for each of the Company’s business segments is set forth below.

	Three Months Ended April 30,
	2012	2011
	(in thousands)
Revenue
Agriculture	$360,135	$286,978
Construction	81,608	44,139
Segment revenue	441,743	331,117
Eliminations	(20,020)	(12,952)
Total	$421,723	$318,165

Income (Loss) Before Income Taxes
Agriculture	$14,338	$12,959
Construction	(380)	652
Segment income (loss) before income taxes	13,958	13,611
Shared Resources	(752)	(1,127)
Eliminations	(856)	(269)
Income before income taxes	$12,350	$12,215

	April 30,	January 31,
	2012	2012
	(in thousands)
Total Assets
Agriculture	$747,808	$781,098
Construction	323,388	250,474
Segment assets	1,071,196	1,031,572
Shared Resources	141,468	57,882
Eliminations	(2,219)	(1,382)
Total	$1,210,445	$1,088,072

NOTE 8 -                     SUBSEQUENT EVENTS

Subsequent to April 30, 2012, the Company entered into a Purchase Agreement to acquire certain assets of Curly Olney’s, Inc. The acquisition consists of two agricultural equipment stores in McCook and Imperial, Nebraska and expands the Company’s agriculture presence in Nebraska. The Company expects the closing date to be on or around July 2, 2012.

On June 1, 2012, at the Annual Meeting of Stockholders, the stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock to 45,000,000.

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim unaudited consolidated financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended January 31, 2012.

Critical Accounting Policies

There have been no material changes in our Critical Accounting Policies, as disclosed in our Annual Report on Form 10-K for the year ended January 31, 2012.

Overview

We own and operate a network of full service agricultural and construction equipment stores in the United States and Europe. Based upon information provided to us by CNH Global N.V. or its U.S. subsidiary CNH America, LLC, collectively referred to in this Quarterly Report as CNH, we are the largest retail dealer of Case IH Agriculture equipment in the world, the largest retail dealer of Case Construction equipment in North America and a major retail dealer of New Holland Agriculture and New Holland Construction equipment in the U.S. We operate our business through two reportable segments, Agriculture and Construction. Within each segment, we have four principal sources of revenue: new and used equipment sales, parts sales, service, and equipment rental and other activities.

Our net income attributable to Titan Machinery Inc. common stockholders was $7.5 million, or $0.36 per diluted share, for the three months ended April 30, 2012, compared to $7.2 million, or $0.40 per diluted share, for the three months ended April 30, 2011. Significant factors impacting the quarterly comparisons were:

•                  Increase in revenue due to acquisitions and same-store sales growth in both our Agriculture and Construction segments primarily resulting from the continuation of a strong agriculture market and improved construction market in the region in which we do business;

•                  Increase in gross profit primarily due to increased revenue, partially offset by a decrease in equipment gross profit margin which was negatively impacted by greater equipment availability in the market, as compared to the strong equipment margins experienced in the first quarter of the prior year; and

•                  Operating expenses as a percentage of total revenue increased to 13.0% for the three months ended April 30, 2012 compared to 12.4% for the three months ended April 30, 2011, primarily due to our Construction segment comprising a larger portion of our business and the expansion of our rental activity in the current year.

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

	Three Months Ended April 30,		Percent
	2012	2011	Change
	(dollars in thousands)
Equipment
Revenue	$322,528	$249,229	29.4%
Cost of revenue	292,085	223,301	30.8%
Gross profit	$30,443	$25,928	17.4%
Gross profit margin	9.4%	10.4%	(1.0)%

Parts
Revenue	$58,844	$41,910	40.4%
Cost of revenue	40,653	29,720	36.8%
Gross profit	$18,191	$12,190	49.2%
Gross profit margin	30.9%	29.1%	1.8%

Service
Revenue	$29,752	$20,964	41.9%
Cost of revenue	10,363	7,908	31.0%
Gross profit	$19,389	$13,056	48.5%
Gross profit margin	65.2%	62.3%	2.9%

Rental and other
Revenue	$10,599	$6,062	74.8%
Cost of revenue	8,213	4,433	85.3%
Gross profit	$2,386	$1,629	46.5%
Gross profit margin	22.5%	26.9%	(4.4)%

The following table sets forth our statements of operations data expressed as a percentage for each of our four sources of revenue for the periods indicated:

	Three Months Ended April 30,
	2012	2011

Revenue
Equipment	76.4%	78.3%
Parts	14.0%	13.2%
Service	7.1%	6.6%
Rental and other	2.5%	1.9%
Total revenue	100.0%	100.0%

Total cost of revenue	83.3%	83.4%

Gross profit	16.7%	16.6%

Operating expenses	13.0%	12.4%

Income from operations	3.7%	4.2%

Other income (expense)	(0.8)%	(0.4)%

Income before income taxes	2.9%	3.8%

Provision for income taxes	(1.1)%	(1.5)%

Net income including noncontrolling interest	1.8%	2.3%

Net loss attributable to noncontrolling interest	0.0%	0.0%

Net income attributable to Titan Machinery Inc.	1.8%	2.3%

Three Months Ended April 30, 2012 Compared to Three Months Ended April 30, 2011

Consolidated Results

Revenue

	Three Months Ended April 30,			Percent
	2012	2011	Increase	Change
	(dollars in thousands)
Equipment	$322,528	$249,229	$73,299	29.4%
Parts	58,844	41,910	16,934	40.4%
Service	29,752	20,964	8,788	41.9%
Rental and other	10,599	6,062	4,537	74.8%

Total Revenue	$421,723	$318,165	$103,558	32.5%

The increase in revenue for the three months ended April 30, 2012, as compared to the same period last year, was due to acquisitions contributing $52.4 million and same-store sales growth contributing $51.2 million to current period revenue. This revenue growth was in both our Agriculture and Construction segments and resulted from the continuation of a strong agriculture market, improved construction market in the region in which we do business, and growth in the rental business in our Construction segment. The increase in our rental business reflects our initiative to expand this growth platform through strategic acquisitions, new store openings, and an increase in the size of our rental fleet.

Gross Profit

	Three Months Ended April 30,		Increase/	Percent
	2012	2011	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$30,443	$25,928	$4,515	17.4%
Parts	18,191	12,190	6,001	49.2%
Service	19,389	13,056	6,333	48.5%
Rental and other	2,386	1,629	757	46.5%

Total Gross Profit	$70,409	$52,803	$17,606	33.3%

Gross Profit Margin
Equipment	9.4%	10.4%	(1.0)%	(9.6)%
Parts	30.9%	29.1%	1.8%	6.2%
Service	65.2%	62.3%	2.9%	4.7%
Rental and other	22.5%	26.9%	(4.4)%	(16.4)%

Total Gross Profit Margin	16.7%	16.6%	0.1%	0.6%

Gross Profit Mix
Equipment	43.2%	49.1%	(5.9)%	(12.0)%
Parts	25.9%	23.1%	2.8%	12.1%
Service	27.5%	24.7%	2.8%	11.3%
Rental and other	3.4%	3.1%	0.3%	9.7%

Total Gross Profit Mix	100.0%	100.0%	0.0%	0.0%

The $17.6 million increase in gross profit for the three months ended April 30, 2012, as compared to the same period last year, was primarily due to increased revenue. Acquisitions contributed $8.8 million to the increase in gross profit for the three months ended April 30, 2012, while increases in same-store gross profit contributed the remaining $8.8 million. Gross profit margin was 16.7% for the first quarter of fiscal 2013, compared to 16.6% for the first quarter of fiscal 2012. Our overall gross profit margin was positively impacted by increases in gross profit margin and higher revenues for parts and service, offset primarily by decreases in gross profit margin on equipment and rental and other. Equipment gross profit margins decreased to 9.4% in the first quarter of fiscal 2013 compared to the historically strong equipment margins of 10.4% in the first quarter of fiscal 2012. The equipment gross profit margin in the first quarter of fiscal 2013 was negatively impacted by increased equipment availability in the market. The gross profit margin on rental and other in the first quarter of fiscal 2012 was positively impacted by strong demand for rental equipment in areas affected by flooding in the region in which we do business, which did not reoccur in the first quarter of fiscal 2013. In addition, we grew our rental fleet during the first quarter of fiscal 2013 to support increased forecasted activity causing a lower initial utilization as these rental fleet units are marketed in our fleet.

Operating Expenses

	Three Months Ended April 30,			Percent
	2012	2011	Increase	Change
	(dollars in thousands)
Operating Expenses	$54,856	$39,436	$15,420	39.1%
Operating expenses as a percentage of revenue	13.0%	12.4%	0.6%	4.8%

The $15.4 million increase in operating expenses, as compared to the same period last year, was primarily due to the additional costs associated with acquisitions, such as compensation, rent, travel and depreciation. As a percentage of total revenue, operating expenses increased to 13.0% for the first quarter of fiscal 2013 compared to 12.4% for the first quarter of fiscal 2012 due to our Construction segment comprising a larger portion of our business, as compared to the same period last year. Our Construction segment has higher operating expenses as a percentage of revenue compared to our Agriculture segment. In addition, our Construction segment also includes additional operating expenses associated with the expansion of our rental business.

Other Income (Expense)

	Three Months Ended April 30,			Percent
	2012	2011	Increase	Change
	(dollars in thousands)
Interest and other income	$488	$285	$203	71.2%
Floorplan interest expense	(2,898)	(1,162)	1,736	149.4%
Interest expense other	(793)	(275)	518	188.4%

The increases in floorplan interest expense of $1.7 million and interest expense other of $0.5 million were primarily due to the increase in floorplan notes payable and long-term debt balances for the three months ended April 30, 2012, as compared to the same period in the prior year.

Provision for Income Taxes

	Three Months Ended April 30,			Percent
	2012	2011	Decrease	Change
	(dollars in thousands)
Provision for income taxes	$4,891	$4,947	$(56)	(1.1)%

Our effective tax rate decreased from 40.5% for the three months ended April 30, 2011 to 39.6% for the three months ended April 30, 2012. The decrease in our effective tax rate from the comparable period in the prior year primarily reflects a decrease in the effect of permanent differences between financial and income tax reporting, such as incentive stock options, and the effect of lower international statutory income tax rates.

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

	Three Months Ended April 30,		Increase/	Percent
	2012	2011	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$360,135	$286,978	$73,157	25.5%
Construction	81,608	44,139	37,469	84.9%
Segment revenue	441,743	331,117	110,626	33.4%
Eliminations	(20,020)	(12,952)	(7,068)	(54.6)%
Total	$421,723	$318,165	$103,558	32.5%

Income (Loss) Before Income Taxes
Agriculture	$14,338	$12,959	$1,379	10.6%
Construction	(380)	652	(1,032)	(158.3)%
Segment income (loss) before income taxes	13,958	13,611	347	2.5%
Shared Resources	(752)	(1,127)	375	33.3%
Eliminations	(856)	(269)	(587)	(218.2)%
Income before income taxes	$12,350	$12,215	$135	1.1%

Agriculture

Agriculture segment revenue for the three months ended April 30, 2012 increased 25.5% compared to the same period last year. The revenue increase was due to acquisitions and an Agriculture same-store sales increase of 13.4% over the first quarter of fiscal 2012. The same-store sales growth primarily reflected a strong market driven by increased net farm income for calendar year 2011.

Agricultural segment income before income taxes for the three months ended April 30, 2012 increased 10.6% compared to the same period last year, primarily due to higher Agriculture segment revenue and increased parts and service gross profit margins. These increases were primarily offset by a decrease in gross profit margin for equipment which was negatively impacted by greater equipment availability in the market and an increase in floorplan interest expense resulting from higher floorplan notes payable balances as compared to the same period in the prior year.

Construction

Construction segment revenue for the three months ended April 30, 2012 increased 84.9% compared to the same period last year. The revenue increase was due to acquisitions, a Construction same-store sales increase of 34.9% over the first quarter of fiscal 2012, and growth in the rental business. The same-store sales growth was positively impacted by an improved construction market in the region in which we do business and the increase in our rental business reflects our initiative to expand this growth platform through strategic acquisitions, new store openings, and an increase in the size of our rental fleet.

Our Construction segment experienced a loss before income taxes of $0.4 million for the three months ended April 30, 2012, compared to a segment income before income taxes of $0.7 million in the same period last year. This decrease was primarily caused by a decrease in gross profit margin on rental, which is a slower period due to the seasonal nature of this business, an increase in operating expenses as a percentage of revenue and an increase in interest expense. The gross profit margin on rental and other in the first quarter of fiscal 2012 was positively impacted by strong demand for rental equipment in areas affected by flooding in the region in which we do business, which did not reoccur in the first quarter of fiscal 2013. In addition, we grew our rental fleet during the first quarter of fiscal 2013 to support increased forecasted activity causing a lower initial utilization as these rental fleet units are marketed in our fleet. Operating expenses in the first quarter of fiscal 2013 included additional operating expenses associated with the expansion of our rental business. The increase in interest expense primarily resulted from an increase in floorplan notes payable and rental fleet long-term debt balances, as compared to the same period in the prior year.

Shared Resources/Eliminations

We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate these net expenses to our segments. Since these allocations are set early in the year, unallocated balances may occur.

Eliminations remove any inter-company revenue or income before income taxes residing in our segment results.

Liquidity and Capital Resources

Cash Flow from Operating Activities

For the three months ended April 30, 2012, cash used for operating activities was $24.9 million. Our cash used for operations was primarily the result of an increase in net cash for inventories of $40.4 million and a net decrease in accounts payable, customer deposits, accrued expenses and other long-term liabilities of $26.2 million. This amount was principally offset by our reported net income including noncontrolling interest of $7.5 million, an add-back of non-cash depreciation and amortization of $4.9 million and a net decrease in receivables, prepaid expenses and other assets of $27.6 million. The increase in inventories primarily reflects new equipment stocking to support forecasted equipment sales. We evaluate our cash flow from operating activities net of all floorplan activity. Taking this adjustment into account, our non-GAAP cash flow provided by operating activities was $1.7 million and $17.8 million as of April 30, 2012 and 2011, respectively. For reconciliation of this non-GAAP financial measure, please see the Non-GAAP Cash Flow Reconciliation below.

For the three months ended April 30, 2011, our cash used for operating activities was $4.9 million. Our cash used for operations was primarily the result of our reported net income of $7.3 million, an add-back of non-cash depreciation and amortization of $2.6 million, a net increase in accounts payable, customer deposits, accrued expenses and other long-term liabilities of $16.4 million, and an increase in floorplan notes payable of $4.3 million. This amount was principally offset by an increase in net cash from inventories of $29.5 million and a net increase in receivables, prepaid expenses and other assets of $6.0 million.

Cash Flow from Investing Activities

For the three months ended April 30, 2012, cash used for investing activities was $26.3 million. Our cash flow from investing activities primarily consisted of purchases of equipment dealerships (net of cash purchased) of $8.4 million and purchases of rental fleet of $16.2 million.

For the three months ended April 30, 2011, cash used for investing activities was $8.7 million. Our cash flow from investing activities primarily consisted of purchases of equipment dealerships (net of cash purchased) of $7.0 million and purchases of property and equipment of $1.8 million.

Cash Flow from Financing Activities

For the three months ended April 30, 2012, cash provided by financing activities was $77.9 million. Our cash flow from financing activities was primarily the result of proceeds from our Senior Convertible Notes offering of $145.2 million, offset by a decrease in non-manufacturer floorplan notes payable of $22.7 million and principal payments on long-term debt and short-term advances exceeding proceeds from long-term debt by $46.5 million. We used the proceeds from our Senior Convertible Notes to reduce certain interest-bearing floorplan notes payable and long-term debt balances.

For the three months ended April 30, 2011, cash provided by financing activities was $19.1 million. Our cash flow from financing activities was primarily the result of an increase in non-manufacturer floorplan notes payable of $22.7 million and principal payments on long-term debt and short-term advances exceeding proceeds from long-term debt by $4.0 million.

Non-GAAP Cash Flow Reconciliation

We consider our cash flow from operating activities to include all equipment inventory financing activity regardless of whether we obtain the financing from a manufacturer or other source.  We consider equipment inventory financing with both manufacturers and other sources to be part of the normal operations of our business and use the adjusted cash flow analysis in the evaluation of our equipment inventory and inventory flooring needs.  Non-GAAP cash flow provided by (used for) operating activities is a non-GAAP financial measure which is adjusted for the following:

•                  Non-manufacturer floorplan notes payable: The adjustment is equal to the net change in non-manufacturer floorplan notes payable, as shown on the consolidated statements of cash flows. GAAP categorizes non-manufacturer floorplan payable as financing activities in the consolidated statements of cash flows.

•                  Impact of senior convertible notes: We issued $150.0 million of Senior Convertible Notes (“Convertible Notes”) in April 2012. We used a significant amount of the proceeds from the Convertible Notes to reduce our floorplan notes payable balances, resulting in a higher level of equity in our equipment inventory than we have historically maintained. To analyze the impact of this fluctuation of equity in our equipment inventory, we use this adjustment to maintain a constant level of equipment financing. The adjustment is equal to the difference between our actual equity in inventory at the balance sheet date and our historical average level of equity in inventory of 15%. GAAP categorizes proceeds from our Convertible Notes offering as financing activities in the consolidated statements of cash flows.

We believe that the presentation of non-GAAP cash flow provided by (used for) operating activities is relevant and useful to our investors because it provides information on activities we consider normal operations of our business, regardless of financing source. The following table reconciles net cash provided by (used for) operating activities, a GAAP measure, to non-GAAP cash flow provided by (used for) operating activities and net cash provided by (used for) financing activities, a GAAP measure, to non-GAAP cash flow provided by (used for) financing activities (in thousands):

		Adjustment	Adjustment	Non-GAAP
	As Reported	(1)	(2)	Measures
	(in thousands)
Three months ended April 30, 2012
Net cash provided by (used for) operating activities	$(24,853)	$(22,669)	$49,236	$1,714
Net cash provided by (used for) financing activities	77,924	22,669	(49,236)	51,357

Three months ended April 30, 2011
Net cash provided by (used for) operating activities	$(4,931)	$22,731	$—	$17,800
Net cash provided by (used for) financing activities	19,100	(22,731)	—	(3,631)

(1) - Net change in non-manufacturer floorplan notes payable

(2) - Impact of Convertible Notes

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

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such “forward-looking” information is included in this Quarterly Report on Form 10-Q, including in “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations,” as well as in our Annual Report on Form 10-K for the year ended January 31, 2012, and in other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company).

Forward-looking statements include all statements based on future expectations and specifically include, among other things, all statements relating to our expectations regarding acquisition closing dates, interest rates and our primary liquidity sources and adequacy of our capital resources. Any statements that are not based upon historical facts, including the outcome of events that have not yet occurred and our expectations for future performance, are forward-looking statements. The words “potential,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” “plan,” “anticipate,” and similar words and expressions are intended to identify forward-looking statements. Such statements are based upon the current beliefs and expectations of our management. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, adverse market conditions in the agricultural and construction equipment industries, the continuation of unfavorable conditions in the credit markets and those matters identified and discussed in our Annual Report on Form 10-K under the section titled “Risk Factors.”

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

Based upon balances and interest rates as of April 30, 2012, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $3.0 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $3.0 million. At April 30, 2012, we had variable rate floorplan notes payable of $571.2 million, of which approximately $302.6 million was interest-bearing, variable notes payable and long-term debt of $1.1 million, and fixed rate notes payable and long-term debt of $25.1 million.

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

ITEM 1A.                                       RISK FACTORS

In addition to the other information set forth in this report, including the important information in “Private Securities Litigation Reform Act,” you should carefully consider the “Risk Factors” discussed in our Form 10-K for the year ended January 31, 2012 as filed with the Securities and Exchange Commission. Those factors, if they were to occur, could cause our actual results to differ materially from those expressed in our forward-looking statements in this report, and materially adversely affect our financial condition or future results. Although we are not aware of any other factors, aside from the below and those discussed in our Form 10-K, that we currently anticipate will cause our forward-looking statements to differ materially from our future actual results, or materially affect the Company’s financial condition or future results, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.

Our outstanding convertible notes may cause dilution to our existing stockholders and may negatively affect our financial position and liquidity.

On April 24, 2012, we issued $150 million aggregate principal amount of 3.75% Senior Convertible Notes due 2019 (the “Convertible Notes”) pursuant to an indenture between the Company and Wells Fargo Bank, National Association (the “Indenture”).  The Convertible Notes will be convertible at the option of the holders under certain conditions. Upon conversion, we will pay cash up to the aggregate principal amount of converted notes and pay or deliver, as the case may be, cash, shares of our common stock or a combination thereof, at our election, for any conversion obligation in excess thereof.  Additionally, in the event of a fundamental change, as defined in the Indenture, the holders of the Convertible Notes may require us to purchase all or a portion of their notes for cash at a purchase price equal to 100% of the principal amount of notes to be purchased, plus accrued and unpaid interest.

The Indenture provides for customary events of default, including, but not limited to, cross acceleration to certain other indebtedness of us and our subsidiaries. In the case of an event of default, all outstanding Convertible Notes may become due and payable immediately without further action or notice.

If we issue shares of our common stock to satisfy conversion obligations under the Convertible Notes, our existing stockholders will experience dilution of their holdings of our stock.  Repayment of the principal amount of the Convertible Notes in cash and, if applicable, satisfaction of our conversion obligations in cash may have a significant negative effect on our available capital resources and liquidity which may require us to borrow additional amounts pursuant to terms that are not favorable to us.

In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal balance of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                                MINE SAFETY DISCLOSURES

None.

ITEM 5.                                                OTHER INFORMATION

On March 30, 2012, the Company entered into an Amended and Restated Credit Agreement (the “Agreement”) with a syndicated group of lenders comprised of Wells Fargo Bank, National Association (“Wells Fargo”), CoBank, ACB, Bank of America, N.A., U.S. Bank National Association, Bank of the West, a California banking corporation, Bremer Bank, N.A., and Comerica Bank (collectively, the “Lenders”). Also on March 30, 2012, the Company and certain subsidiaries of the Company entered into an Amended and Restated Security Agreement with Wells Fargo (the “Security Agreement”). The following is a description of certain terms of the Agreement and Security Agreement.

The Agreement amends and restates in its entirety the Company’s Credit Agreement dated October 31, 2010 with Wells Fargo and certain other lenders, as amended, and provides for an aggregate $375 million financing commitment by the Lenders, consisting of an aggregate floorplan financing commitment of $300 million (the “Floorplan Facility”) and an aggregate working capital commitment of $75 million (the “Working Capital Facility”) (together, the “Facilities”). The Floorplan Facility may be used to advance up to 90% of the value of eligible new inventory plus 85% of the value of eligible used inventory. The Working Capital Facility may be used to advance up to 80% of the Company’s eligible accounts, 85% of the value of eligible rental equipment, plus 75% of the Company’s eligible parts and attachments inventory, plus 50% of the Company’s eligible work in process inventory.

Loans under the Facilities will carry an effective interest rate equal to LIBOR plus an applicable margin of 1.5% to 2.25% per annum, based on the Company’s consolidated leverage ratio, except in certain circumstances as provided in the

Agreement. Upon certain events of default, all outstanding loans and the amount of all other obligations owing under the Facilities will automatically start to bear interest at a rate per annum equal to 2.0% plus the rate otherwise applicable to such loans or other obligations, for so long as such event of default is continuing.

The Facilities will mature on March 30, 2016. Advances under the Facilities are secured by substantially all of the accounts, equipment, inventory and other assets of the Company and all proceeds of such collateral, as further set forth in the Security Agreement, which Security Agreement amends and restates in its entirety the Security Agreement dated as of October 31, 2010 between the Company, certain subsidiaries of the Company and Wells Fargo.

The Agreement requires the Company to comply with customary affirmative, negative and financial covenants. Financial covenants include a consolidated net leverage ratio of not greater than 3.00:1.00 at the end of each fiscal quarter through the fiscal quarter ending January 31, 2014 and not greater than 2.50:1.00 from and after each fiscal quarter ending April 30, 2014, and a consolidated fixed charge coverage ratio of not less than 1.25:1.00 for the then trailing 12-month period.

The Agreement contains customary events of default, as defined in the Agreement. Upon an event of default, Wells Fargo, at the request of or with the consent of the Lenders, may terminate all existing and future loan commitments and declare all of the Company’s outstanding loan obligations immediately due and payable, or pursue on behalf of the Lenders any other available remedies of the Lenders under the loan documents.

ITEM 6.                                                EXHIBITS

Exhibits - See “Exhibit Index” on page following signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 7, 2012

TITAN MACHINERY INC.

By	/s/ Mark P. Kalvoda
Mark P. Kalvoda
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

TITAN MACHINERY INC.

FORM 10-Q

Exhibit No.	Description
4.1

Indenture, dated as of April 24, 2012, by and between Wells Fargo Bank, National Association, as Trustee, and the registrant, incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed with the SEC on April 24, 2012.

10.1

Amended and Restated Credit Agreement dated as of March 30, 2012 by and among the registrant, Wells Fargo Bank, National Association, and the financial institutions party thereto, incorporated by reference to Exhibit 10.43 to the registrant’s annual report on Form 10-K for the fiscal year ended January 31, 2012.

10.2

Amended and Restated Security Agreement dated as of March 30, 2012 by and between the registrant and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.44 to the registrant’s annual report on Form 10-K for the fiscal year ended January 31, 2012.

10.3

Purchase Agreement, dated April 18, 2012, by and among the registrant and certain initial purchasers, incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on April 24, 2012.

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

**101

Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended April 30, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements tagged as blocks of text.

*Filed herewith

** Furnished herewith