Form 10-Q
period 2012-07-31
Titan Machinery Inc.
filed 2012-09-10
CIK 1409171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

The number of shares outstanding of the registrant’s common stock as of August 31, 2012 was: Common Stock, $0.00001 par value, 21,035,986 shares.

TITAN MACHINERY INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. — FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

TITAN MACHINERY INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	July 31,	January 31,
	2012	2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$126,509	$79,842
Receivables, net	66,203	82,518
Inventories	938,267	748,047
Prepaid expenses and other	2,972	2,108
Income taxes receivable	—	3,140
Deferred income taxes	5,147	5,370
Total current assets	1,139,098	921,025

INTANGIBLES AND OTHER ASSETS
Noncurrent parts inventories	3,469	2,792
Goodwill	29,529	24,404
Intangible assets, net of accumulated amortization	12,631	10,793
Other	7,545	2,776
Total intangibles and other assets	53,174	40,765

PROPERTY AND EQUIPMENT, net of accumulated depreciation	182,534	126,282

TOTAL ASSETS	$1,374,806	$1,088,072

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$31,024	$28,424
Floorplan notes payable	707,459	552,428
Current maturities of long-term debt	4,600	4,755
Customer deposits	12,163	49,540
Accrued expenses	23,263	26,735
Income taxes payable	1,381	—
Total current liabilities	779,890	661,882

LONG-TERM LIABILITIES
Senior convertible notes	124,132	—
Long-term debt, less current maturities	61,102	57,405
Deferred income taxes	38,721	28,592
Other long-term liabilities	2,150	2,854
Total long-term liabilities	226,105	88,851

STOCKHOLDERS’ EQUITY
Common stock, par value $.00001 per share; authorized - 45,000 shares, issued and outstanding - 21,031 at July 31, 2012 and authorized - 25,000 shares, issued and outstanding - 20,911 at January 31, 2012	—	—
Additional paid-in-capital	235,336	218,156
Retained earnings	131,057	118,251
Accumulated other comprehensive loss	(894)	(70)
Total Titan Machinery Inc. stockholders’ equity	365,499	336,337
Noncontrolling interest	3,312	1,002
Total stockholders’ equity	368,811	337,339

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,374,806	$1,088,072

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011

REVENUE
Equipment	$306,170	$225,283	$628,698	$474,512
Parts	57,895	49,292	116,739	91,202
Service	30,466	25,395	60,218	46,359
Rental and other	15,540	10,879	26,139	16,941
TOTAL REVENUE	410,071	310,849	831,794	629,014

COST OF REVENUE
Equipment	279,284	204,430	571,369	427,731
Parts	40,357	34,426	81,010	64,146
Service	10,474	8,963	20,837	16,871
Rental and other	9,592	7,179	17,805	11,612
TOTAL COST OF REVENUE	339,707	254,998	691,021	520,360

GROSS PROFIT	70,364	55,851	140,773	108,654

OPERATING EXPENSES	56,507	44,060	111,363	83,496

INCOME FROM OPERATIONS	13,857	11,791	29,410	25,158

OTHER INCOME (EXPENSE)
Interest and other income	119	267	607	552
Floorplan interest expense	(2,420)	(1,334)	(5,318)	(2,496)
Interest expense other	(2,774)	(341)	(3,567)	(616)

INCOME BEFORE INCOME TAXES	8,782	10,383	21,132	22,598

PROVISION FOR INCOME TAXES	(3,477)	(4,092)	(8,368)	(9,039)

NET INCOME INCLUDING NONCONTROLLING INTEREST	5,305	6,291	12,764	13,559

LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	96	—	(42)	—

NET INCOME ATTRIBUTABLE TO TITAN MACHINERY INC.	$5,209	$6,291	$12,806	$13,559

EARNINGS PER SHARE - NOTE 1

EARNINGS PER SHARE - BASIC	$0.25	$0.31	$0.61	$0.71
EARNINGS PER SHARE - DILUTED	$0.25	$0.30	$0.60	$0.69

WEIGHTED AVERAGE SHARES - BASIC	20,781	20,237	20,752	19,009
WEIGHTED AVERAGE SHARES - DILUTED	21,000	20,617	20,981	19,392

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011

NET INCOME INCLUDING NONCONTROLLING INTEREST	$5,305	$6,291	$12,764	$13,559

OTHER COMPREHENSIVE LOSS

Foreign currency translation adjustments	(1,185)	—	(936)	—

TOTAL OTHER COMPREHENSIVE LOSS	(1,185)	—	(936)	—

COMPREHENSIVE INCOME	4,120	6,291	11,828	13,559

COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(83)	—	(154)	—

COMPREHENSIVE INCOME ATTRIBUTABLE TO TITAN MACHINERY INC.	$4,203	$6,291	$11,982	$13,559

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

					Accumulated	Total Titan
	Common Stock		Additional		Other	Machinery Inc.		Total
	Shares		Paid-In	Retained	Comprehensive	Stockholders’	Noncontrolling	Stockholders'
	Outstanding	Amount	Capital	Earnings	Loss	Equity	Interest	Equity

BALANCE, JANUARY 31, 2012	20,911	$—	$218,156	$118,251	$(70)	$336,337	$1,002	$337,339
Senior convertible notes offering	—	—	15,501	—	—	15,501	—	15,501
Common stock issued on grant of restricted stock, exercise of stock options and warrants, and tax benefits of equity awards	120	—	915	—	—	915	—	915
Issuance of subsidiary shares to noncontrolling interest holders	—	—	—	—	—	—	2,464	2,464
Stock-based compensation expense	—	—	764	—	—	764	—	764
Comprehensive income (loss):
Net income (loss)	—	—	—	12,806	—	12,806	(42)	12,764
Other comprehensive loss	—	—	—	—	(824)	(824)	(112)	(936)
Total comprehensive income (loss)	—	—	—	—	—	11,982	(154)	11,828

BALANCE, JULY 31, 2012	21,031	$—	$235,336	$131,057	$(894)	$365,499	$3,312	$368,811

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended July 31,
	2012	2011

OPERATING ACTIVITIES
Net income including noncontrolling interest	$12,764	$13,559
Adjustments to reconcile net income to net cash used for operating activities
Depreciation and amortization	10,214	6,053
Deferred income taxes	14	148
Stock-based compensation expense	764	640
Noncash interest expense	1,279	125
Other, net	192	43
Changes in assets and liabilities, net of purchase of equipment dealerships assets and assumption of liabilities
Receivables, prepaid expenses and other assets	17,694	(5,325)
Inventories	(94,471)	(99,638)
Floorplan notes payable	(1,508)	3,718
Accounts payable, customer deposits, accrued expenses and other long-term liabilities	(44,814)	5,979
Income taxes	4,524	(2,167)

NET CASH USED FOR OPERATING ACTIVITIES	(93,348)	(76,865)

INVESTING ACTIVITIES
Rental fleet purchases	(16,512)	(824)
Property and equipment purchases (excluding rental fleet)	(7,722)	(7,700)
Net proceeds from sale of property and equipment	934	642
Purchase of equipment dealerships, net of cash acquired	(16,175)	(27,121)
Other, net	9	6

NET CASH USED FOR INVESTING ACTIVITIES	(39,466)	(34,997)

FINANCING ACTIVITIES
Proceeds from senior convertible notes offering, net of direct issuance costs of $4,753	145,247	—
Proceeds from follow-on offering of common stock, net of underwriting discount of $4,166 and other direct costs of $286	—	74,898
Net change in non-manufacturer floorplan notes payable	55,037	74,217
Proceeds from long-term debt borrowings	27,728	—
Principal payments on long-term debt	(49,952)	(11,628)
Proceeds from sale of subsidiary shares to noncontrolling interest holders	2,464	—
Other, net	(333)	457

NET CASH PROVIDED BY FINANCING ACTIVITIES	180,191	137,944

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(710)	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	46,667	26,082

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	79,842	76,112

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$126,509	$102,194

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) Page - 2

(in thousands)

	Six Months Ended July 31,
	2012	2011

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period
Income taxes, net of refunds	$3,479	$10,883

Interest	$6,324	$2,850

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Property and equipment financed with long-term debt	$25,785	$2,434

Net transfer of assets to property and equipment from inventories	$14,387	$20,335

Net transfer of financing to long-term debt from floorplan notes payable	$—	$1,696

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 -      BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The quarterly operating results for Titan Machinery Inc. (the “Company”) are subject to fluctuation due to varying weather patterns, which may impact the timing and amount of equipment purchases, rentals, and after-sales parts and service purchases by the Company’s Agriculture and Construction customers. Therefore, operating results for the six-month period ended July 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2013. The information contained in the balance sheet as of January 31, 2012 was derived from the audited financial statements for the Company for the year then ended. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended January 31, 2012 as filed with the SEC.

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

Fair Value of Financial Instruments

The carrying amount of cash, receivables, payables, short-term debt and other current liabilities approximates fair value because of the short maturity and/or frequent repricing of those instruments. Based upon current borrowing rates with similar maturities of our long-term debt instruments, the carrying value of the long-term debt approximates the fair value as of July 31, 2012 and January 31, 2012. As of July 31, 2012, the fair value of our senior convertible notes was approximately $147.8 million versus a carrying value of approximately $124.1 million. Fair value of the senior convertible notes was estimated based on quoted market prices for these instruments.

Recent Accounting Guidance

In July 2012, the FASB amended authoritative guidance on impairment testing for indefinite-lived intangible assets, codified in ASC 350, Intangibles - Goodwill and Other. The amended guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is impaired. If an entity determines that the fair value of the indefinite-lived intangible asset is not more likely than not impaired, then the entity is not required to perform a quantitative assessment. However, if an entity concludes that the fair value of an indefinite-lived intangible asset is more likely than not impaired, it is required to perform the impairment test by comparing the fair value with the carrying amount. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. The guidance is effective for the interim and annual periods beginning after September 15, 2012, with early adoption permitted. The Company adopted this guidance on July 31, 2012. Its adoption did not have a material effect on the Company’s consolidated financial statements.

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

Diluted earnings per share were computed by dividing net income attributable to Titan Machinery Inc. after allocation of income to participating securities by the weighted-average shares of common stock outstanding after adjusting for potential dilution related to the conversion of all dilutive securities into common stock. All potentially dilutive securities were included in the computation of diluted earnings per share. There were 10,000 stock options outstanding that were excluded from the computation of diluted earnings per share for the three and six months ended July 31, 2012, respectively, because they were anti-dilutive. There were no stock options outstanding as of July 31, 2011 that were anti-dilutive.

The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
	(in thousands, except per share data)
Numerator
Net income attributable to Titan Machinery Inc.	$5,209	$6,291	$12,806	$13,559
Net income allocated to participating securities	(54)	(56)	(125)	(124)
Net income attributable to Titan Machinery Inc.
common stockholders	$5,155	$6,235	$12,681	$13,435

Denominator
Basic weighted-average common shares outstanding	20,781	20,237	20,752	19,009
Plus: Incremental shares from assumed conversions
Warrants	19	30	24	30
Stock options	200	350	205	353
Diluted weighted-average common shares outstanding	21,000	20,617	20,981	19,392

Earnings per share - basic	$0.25	$0.31	$0.61	$0.71

Earnings per share - diluted	$0.25	$0.30	$0.60	$0.69

NOTE 2 -                     INVENTORIES

	July 31,	January 31,
	2012	2012
	(in thousands)
New equipment	$626,404	$445,513
Used equipment	211,861	219,849
Parts and attachments	91,429	76,073
Work in process	8,573	6,612

	$938,267	$748,047

In addition to the above amounts, the Company has estimated that a portion of its parts inventory will not be sold in the next year.  Accordingly, these balances have been classified as noncurrent assets.

NOTE 3 -                     PROPERTY AND EQUIPMENT

	July 31,	January 31,
	2012	2012
	(in thousands)
Rental fleet equipment	$105,930	$62,440
Machinery and equipment	19,073	17,562
Vehicles	31,290	28,277
Furniture and fixtures	23,357	19,097
Land, buildings, and leasehold improvements	47,576	34,705

	$227,226	$162,081
Less accumulated depreciation	(44,692)	(35,799)

	$182,534	$126,282

NOTE 4 -                     LINES OF CREDIT / FLOORPLAN NOTES PAYABLE

Operating Line of Credit

As of July 31, 2012, the Company had a $75.0 million working capital line of credit under a credit agreement with a group of banks led by Wells Fargo Bank, National Association (“Wells Fargo”). The Company had $41.3 million and $33.9 million outstanding on its operating line of credit as of July 31, 2012 and January 31, 2012, respectively. Amounts outstanding are recorded as long-term debt, within long-term liabilities on the consolidated balance sheets, as the Company does not have the intention or obligation to repay amounts borrowed within one year.

Floorplan Lines of Credit

As of July 31, 2012, the Company had discretionary floorplan lines of credit for equipment purchases totaling approximately $800.0 million with various lending institutions, including $300.0 million under the aforementioned credit agreement with Wells Fargo, a $350.0 million credit agreement with CNH Capital America LLC (“CNH Capital”) and a $150.0 million credit agreement with Agricredit Acceptance LLC. Floorplan notes payable relating to these credit agreements totaled approximately $614.7 million of the total floorplan notes payable balance of $707.5 million outstanding as of July 31, 2012 and $505.6 million of the total floorplan notes payable balance of $552.4 million outstanding as of January 31, 2012. As of July 31, 2012, the Company had approximately $162.0 million in available borrowings remaining under these lines of credit (net of standby letters of credit under the aforementioned Wells Fargo credit agreement and rental fleet financing and other acquisition-related financing arrangements under the CNH Capital credit agreement). These floorplan notes carried various interest rates primarily ranging from 2.25% to 7.25% as of July 31, 2012, subject to interest-free periods offered by CNH Capital. As of July 31, 2012, the Company was in compliance with all floorplan financial covenants.

NOTE 5 -                     SENIOR CONVERTIBLE NOTES

On April 24, 2012, the Company issued through a private offering $150 million of 3.75% Senior Convertible Notes (the “Convertible Notes”). The Convertible Notes bear interest at a rate of 3.75% per year, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2012. The Convertible Notes mature on May 1, 2019, unless earlier purchased by the Company, redeemed or converted.

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

Holders of the Convertible Notes who convert their Convertible Notes in connection with a make-whole fundamental change, as defined in the Indenture, may be entitled to a make-whole premium in the form of an increase to the conversion rate. In addition, upon the occurrence of a fundamental change, as defined in the Indenture, holders of the Convertible Notes may require us to purchase all or a portion of their notes for cash at a price equal to 100% of the principal amount of the Convertible Notes to be purchased plus any accrued but unpaid interest.

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

As of July 31, 2012, the Convertible Notes consisted of the following:

July 31,
2012
(in thousands except
conversion rate
and conversion price)
Principal value	$150,000
Unamortized debt discount	(25,868)
Carrying value of senior convertible notes	$124,132

Carrying value of equity component, net of deferred taxes	$15,501

Conversion rate (shares of common stock per $1,000 principal amount of notes)	23.1626
Conversion price (per share of common stock)	$43.17

As of July 31, 2012, the unamortized debt discount will be amortized over a seven-year period. The if-converted value as of July 31, 2012 does not exceed the principal balance of the Convertible Notes. For the period ended July 31, 2012, the Company recognized coupon interest expense of $1.5 million, and non-cash interest expense of $0.8 million related to the amortization of the debt discount and $0.1 million related to the amortization of the liability-allocated transaction costs. The effective interest rate of the liability component for the period ended July 31, 2012 was equal to 7.00%.

NOTE 6 -                     BUSINESS COMBINATIONS

The Company continued to implement its strategy of consolidating dealerships in desired market areas. Below is a summary of the acquisitions completed for the six months ended July 31, 2012.  In certain of the business combination transactions the Company recognized goodwill. Factors contributing to the recognition of goodwill include an evaluation of future and historical financial performance, the value of the workforce acquired and proximity to other existing and future planned Company locations. Pro forma results are not presented as the acquisitions are not considered material, individually or in aggregate, to the Company. The results of operations have been included in the Company’s consolidated results of operations since the date of each respective business combination.

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

On March 5, 2012, the Company acquired, through its subsidiary, Titan Machinery Bulgaria AD, certain assets of Rimex 1-Holding EAD. The acquired entity consisted of seven agricultural equipment stores in the following cities in Bulgaria: Sofia, Dobrich, Burgas, Pleven, Ruse, Montana, and Stara Zagora. The acquisition expands the Company’s operations in Europe and provides a significant opportunity to leverage its domestic operating model and dealership experience into an additional growth platform. The acquisition-date fair value of the total consideration transferred for the stores was $2.6 million. Subsequent to the acquisition, Titan Machinery Bulgaria AD issued a 30% ownership interest to the former owner of the acquired entity for $2.5 million. The 30% ownership interest is included in the consolidated financial statements as a noncontrolling interest.

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

On July 2, 2012, the Company acquired certain assets of Curly Olney’s, Inc. The acquired entity consisted of two agricultural equipment stores in McCook and Imperial, Nebraska and expands the Company’s agriculture presence in Nebraska. The acquisition-date fair value of the total consideration transferred for the stores was $5.5 million.

During the six months ended July 31, 2012, adjustments were recorded for additional consideration of $3.3 million earned and paid pursuant to a business combination accounted for under the purchase method of accounting which required that additional consideration be recognized once all contingencies have been resolved and that such consideration be included as an additional cost of the entity and therefore recognized as goodwill. This additional consideration resulted in a net increase in goodwill for the Agriculture segment of $3.3 million, and was the final payment under this agreement.

The allocations of the purchase prices in the above business combinations are presented in the following table. The estimated fair values of the intangible assets acquired are provisional estimates which are subject to change upon completion of the final valuation.

July 31,
2012
(in thousands)
Cash	$1
Receivables	2,200
Inventories	17,281
Prepaid expenses and other	352
Property and equipment	2,676
Intangible assets	2,255
Goodwill	5,150

$29,915

Accounts payable	$3,094
Floorplan notes payable	7,572
Customer deposits	1,473
Accrued expenses	6

$12,145

Cash consideration	16,176
Non-cash consideration: liabilities incurred	1,594
Total consideration	$17,770

Goodwill related to the Agriculture operating segment	$3,785
Goodwill related to the Construction operating segment	$1,365

Goodwill expected to be deductible for tax purposes	$5,150

NOTE 7 -                     SEGMENT INFORMATION AND OPERATING RESULTS

Revenue, income before income taxes and total assets at the segment level are reported before eliminations. The Company retains various unallocated income/(expense) items and assets at the general corporate level, which the Company refers to as “Shared Resources” in the table below. Shared Resources assets primarily consist of cash and property and equipment. Intersegment revenue is immaterial.

Certain financial information for each of the Company’s business segments is set forth below.

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Revenue
Agriculture	$336,495	$266,353	$696,630	$553,331
Construction	95,268	59,821	176,876	103,960
Segment revenue	431,763	326,174	873,506	657,291
Eliminations	(21,692)	(15,325)	(41,712)	(28,277)
Total	$410,071	$310,849	$831,794	$629,014

Income Before Income Taxes
Agriculture	$10,573	$10,937	$24,911	$23,896
Construction	628	576	248	1,228
Segment income before income taxes	11,201	11,513	25,159	25,124
Shared Resources	(1,751)	(887)	(2,503)	(2,014)
Eliminations	(668)	(243)	(1,524)	(512)
Income before income taxes	$8,782	$10,383	$21,132	$22,598

	July 31,	January 31,
	2012	2012
	(in thousands)
Total Assets
Agriculture	$810,479	$781,098
Construction	351,832	250,474
Segment assets	1,162,311	1,031,572
Shared Resources	215,208	57,882
Eliminations	(2,713)	(1,382)
Total	$1,374,806	$1,088,072

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

Overview

We own and operate a network of full service agricultural and construction equipment stores in the United States and Europe. Based upon information provided to us by CNH Global N.V. or its U.S. subsidiary CNH America, LLC, we are the largest retail dealer of Case IH Agriculture equipment in the world, the largest retail dealer of Case Construction equipment in North America and a major retail dealer of New Holland Agriculture and New Holland Construction equipment in the U.S. We operate our business through two reportable segments, Agriculture and Construction. Within each segment, we have four principal sources of revenue, new and used equipment sales, parts sales, service, and equipment rental and other activities.

Our net income attributable to Titan Machinery Inc. common stockholders was $5.2 million, or $0.25 per diluted share, for the three months ended July 31, 2012, compared to $6.2 million, or $0.30 per diluted share, for the three months ended July 31, 2011. Significant factors impacting the quarterly comparisons were:

•                  Increase in revenue due to acquisitions and same-store sales growth in both our Agriculture and Construction segments. The revenue increase in the Construction segment primarily resulted from a growing construction equipment market in the region in which we do business and growth in the rental business reflecting our initiative to expand this growth platform;

•                  Increase in total gross profit primarily due to increased revenue, partially offset by a decrease in equipment gross profit margin which was primarily due to competitive Agriculture and Construction equipment retail environments in the regions in which we operate and softening of Agriculture customer demand in the near-term as a result of regional drought conditions; and

•                  Increase in floorplan interest expense due to the increase in floorplan notes payable and an increase in interest expense other primarily due to the issuance of our Senior Convertible Notes in April 2012.

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

	Three Months Ended July 31,		Percent	Six Months Ended July 31,		Percent
	2012	2011	Change	2012	2011	Change
	(dollars in thousands)			(dollars in thousands)
Equipment
Revenue	$306,170	$225,283	35.9%	$628,698	$474,512	32.5%
Cost of revenue	279,284	204,430	36.6%	571,369	427,731	33.6%
Gross profit	$26,886	$20,853	28.9%	$57,329	$46,781	22.5%
Gross profit margin	8.8%	9.3%	(0.5)%	9.1%	9.9%	(0.8)%

Parts
Revenue	$57,895	$49,292	17.5%	$116,739	$91,202	28.0%
Cost of revenue	40,357	34,426	17.2%	81,010	64,146	26.3%
Gross profit	$17,538	$14,866	18.0%	$35,729	$27,056	32.1%
Gross profit margin	30.3%	30.2%	0.1%	30.6%	29.7%	0.9%

Service
Revenue	$30,466	$25,395	20.0%	$60,218	$46,359	29.9%
Cost of revenue	10,474	8,963	16.9%	20,837	16,871	23.5%
Gross profit	$19,992	$16,432	21.7%	$39,381	$29,488	33.5%
Gross profit margin	65.6%	64.7%	0.9%	65.4%	63.6%	1.8%

Rental and other
Revenue	$15,540	$10,879	42.8%	$26,139	$16,941	54.3%
Cost of revenue	9,592	7,179	33.6%	17,805	11,612	53.3%
Gross profit	$5,948	$3,700	60.8%	$8,334	$5,329	56.4%
Gross profit margin	38.3%	34.0%	4.3%	31.9%	31.5%	0.4%

The following table sets forth our statements of operations data expressed as a percentage for each of our four sources of total revenue for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011

Revenue
Equipment	74.7%	72.5%	75.6%	75.4%
Parts	14.1%	15.9%	14.0%	14.5%
Service	7.4%	8.1%	7.2%	7.4%
Rental and other	3.8%	3.5%	3.2%	2.7%
Total revenue	100.0%	100.0%	100.0%	100.0%
Total cost of revenue	82.8%	82.0%	83.1%	82.7%
Gross profit	17.2%	18.0%	16.9%	17.3%
Operating expenses	13.8%	14.2%	13.4%	13.3%
Income from operations	3.4%	3.8%	3.5%	4.0%
Other income (expense)	(1.3)%	(0.5)%	(1.0)%	(0.4)%
Income before income taxes	2.1%	3.3%	2.5%	3.6%
Provision for income taxes	(0.8)%	(1.3)%	(1.0)%	(1.4)%
Net income including noncontrolling interest	1.3%	2.0%	1.5%	2.2%
Less: net income (loss) attributable to noncontrolling interest	0.0%	0.0%	0.0%	0.0%
Net income attributable to Titan Machinery Inc.	1.3%	2.0%	1.5%	2.2%

Three Months Ended July 31, 2012 Compared to Three Months Ended July 31, 2011

Consolidated Results

Revenue

	Three Months Ended July 31,			Percent
	2012	2011	Increase	Change
	(dollars in thousands)
Equipment	$306,170	$225,283	$80,887	35.9%
Parts	57,895	49,292	8,603	17.5%
Service	30,466	25,395	5,071	20.0%
Rental and other	15,540	10,879	4,661	42.8%

Total Revenue	$410,071	$310,849	$99,222	31.9%

The increase in revenue for the second quarter of fiscal 2013, as compared to the same period last year, was due to acquisitions contributing $55.5 million and same-store sales growth contributing $43.7 million to current period revenue. This revenue growth was across all revenue sources and in both our Agriculture and Construction segments. The increase in the Construction segment primarily resulted from a growing construction market in the region in which we do business, and growth in the rental business in our Construction segment. The increase in our rental business reflects our initiative to expand this growth platform through strategic acquisitions, new store openings, and an increase in the size of our rental fleet.

Gross Profit

	Three Months Ended July 31,		Increase/	Percent
	2012	2011	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$26,886	$20,853	$6,033	28.9%
Parts	17,538	14,866	2,672	18.0%
Service	19,992	16,432	3,560	21.7%
Rental and other	5,948	3,700	2,248	60.8%

Total Gross Profit	$70,364	$55,851	$14,513	26.0%

Gross Profit Margin
Equipment	8.8%	9.3%	(0.5)%	(5.4)%
Parts	30.3%	30.2%	0.1%	0.3%
Service	65.6%	64.7%	0.9%	1.4%
Rental and other	38.3%	34.0%	4.3%	12.6%

Total Gross Profit Margin	17.2%	18.0%	(0.8)%	(4.4)%

Gross Profit Mix
Equipment	38.2%	37.3%	0.9%	2.4%
Parts	24.9%	26.6%	(1.7)%	(6.4)%
Service	28.4%	29.5%	(1.1)%	(3.7)%
Rental and other	8.5%	6.6%	1.9%	28.8%

Total Gross Profit Mix	100.0%	100.0%

The $14.5 million increase in gross profit for the second quarter of fiscal 2013, as compared to the same period last year, was primarily due to increased revenue. Acquisitions contributed $9.0 million to the increase in gross profit for the second quarter of fiscal 2013, while increases in same-store gross profit contributed the remaining $5.5 million. The decrease in gross profit margin from 18.0% for the second quarter of fiscal 2012 to 17.2% for the second quarter of fiscal 2013 was primarily due to the change in the sales mix, in which our parts and service business contributed a smaller percentage of our total gross profit, and a decrease in equipment gross profit margin for the second quarter of fiscal 2013, as compared to the same period last year. The decrease in the gross profit margin on equipment was primarily due to competitive Agriculture and Construction equipment retail environments in the regions in which we operate. Agriculture customer demand has also softened in the near-term as a result of regional drought conditions. Due to these factors, we were able to maintain sales activity but experienced a compression in our overall equipment margins and in particular our used equipment margins.

Operating Expenses

	Three Months Ended July 31,		Increase/	Percent
	2012	2011	(Decrease)	Change
	(dollars in thousands)
Operating expenses	$56,507	$44,060	$12,447	28.3%
Operating expenses as a percentage of revenue	13.8%	14.2%	(0.4)%	(2.8)%

The $12.4 million increase in operating expenses for the second quarter of fiscal 2013, as compared to the same period last year, was primarily due to the additional costs associated with acquisitions such as compensation, rent, travel and depreciation. As a percentage of total revenue, operating expenses decreased to 13.8% for the second quarter of fiscal 2013 compared to 14.2% for the second quarter of fiscal 2012, primarily due to improved fixed operating cost leverage resulting from higher revenue.

Other Income (Expense)

	Three Months Ended July 31,		Increase/	Percent
	2012	2011	(Decrease)	Change
	(dollars in thousands)
Interest and other income	$119	$267	$(148)	(55.4)%
Floorplan interest expense	(2,420)	(1,334)	1,086	81.4%
Interest expense other	(2,774)	(341)	2,433	713.5%

The increase in floorplan interest expense of $1.1 million and interest expense other of $2.4 million, for the second quarter of fiscal 2013, as compared to the same period in the prior year, were primarily due to the increase in floorplan notes payable and long-term debt balances, including our Senior Convertible Notes issued in April 2012.

Provision for Income Taxes

	Three Months Ended July 31,			Percent
	2012	2011	Decrease	Change
	(dollars in thousands)
Provision for income taxes	$3,477	$4,092	$(615)	(15.0)%

Our effective tax rate increased slightly from 39.4% for the second quarter of fiscal 2012 to 39.6% for the second quarter of fiscal 2013.

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

	Three Months Ended July 31,		Increase/	Percent
	2012	2011	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$336,495	$266,353	$70,142	26.3%
Construction	95,268	59,821	35,447	59.3%
Segment revenue	431,763	326,174	105,589	32.4%
Eliminations	(21,692)	(15,325)	(6,367)	(41.5)%
Total	$410,071	$310,849	$99,222	31.9%

Income Before Income Taxes
Agriculture	$10,573	$10,937	$(364)	(3.3)%
Construction	628	576	52	9.0%
Segment income before income taxes	11,201	11,513	(312)	(2.7)%
Shared Resources	(1,751)	(887)	(864)	(97.4)%
Eliminations	(668)	(243)	(425)	(174.9)%
Income before income taxes	$8,782	$10,383	$(1,601)	(15.4)%

Agriculture

Agriculture segment revenue for the second quarter of fiscal 2013 increased 26.3% compared to the same period last year. The revenue increase was due to acquisitions and an Agriculture same-store sales increase of 11.0% over the second quarter of fiscal 2012.

Agriculture segment income before income taxes for the second quarter of fiscal 2013 decreased 3.3% compared to the same period last year, primarily due to a lower gross profit margin on equipment and an increase in floorplan interest expense. The decrease in the gross profit margin on equipment is primarily due to increased equipment availability in the market resulting in a competitive equipment retail environment. Agriculture customer demand has also softened in the near-term as a result of regional drought conditions. The increase in floorplan interest expense resulted from an increase in floorplan notes payable balances, as compared to the prior year.

Construction

Construction segment revenue for the second quarter of fiscal 2013 increased 59.3% compared to the same period last year. The revenue increase was due to acquisitions and a Construction same-store sales increase of 33.0% over the second quarter of fiscal 2012. The same-store sales growth was positively impacted by a growing construction market in the region in which we do business and an increase in our rental business, reflecting our initiative to expand this growth platform through strategic acquisitions, new store openings, and an increase in the size of our rental fleet.

Our Construction segment income before income taxes for the second quarter of fiscal 2013 increased 9.0% compared to the same period last year, primarily due to higher revenue offset by a lower gross profit margin on equipment and an increase in floorplan interest expense and interest expense other. The decrease in the gross profit margin on equipment was primarily due to competitive markets in the regions in which we operate, particularly in some of the larger metro areas where some of our more recently acquired stores reside. The increase in floorplan interest expense and interest expense other resulted from an increase in floorplan notes payable balances and rental fleet long-term debt, respectively, as compared to the prior year.

Shared Resources/Eliminations

We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate these net expenses to our segments. Since these allocations are set early in the year, unallocated balances may occur.

Eliminations remove any inter-company revenue or income before income taxes residing in our segment results.

Six Months Ended July 31, 2012 Compared to Six Months Ended July 31, 2011

Consolidated Results

Revenue

	Six Months Ended July 31,			Percent
	2012	2011	Increase	Change
	(dollars in thousands)
Equipment	$628,698	$474,512	$154,186	32.5%
Parts	116,739	91,202	25,537	28.0%
Service	60,218	46,359	13,859	29.9%
Rental and other	26,139	16,941	9,198	54.3%

Total Revenue	$831,794	$629,014	$202,780	32.2%

The increase in revenue for the six months ended July 31, 2012, as compared to the same period last year, was due to acquisitions contributing $110.0 million and same-store sales growth contributing $92.8 million to current six-month period revenue. This revenue growth was across all revenue sources and in both our Agriculture and Construction segments. The increase in the Construction segment primarily resulted from a growing construction market in the region in which we do business, and growth in the rental business in our Construction segment. The increase in our rental business reflects our initiative to expand this growth platform through strategic acquisitions, new store openings, and an increase in the size of our rental fleet.

Gross Profit

	Six Months Ended July 31,		Increase/	Percent
	2012	2011	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$57,329	$46,781	$10,548	22.5%
Parts	35,729	27,056	8,673	32.1%
Service	39,381	29,488	9,893	33.5%
Rental and other	8,334	5,329	3,005	56.4%

Total Gross Profit	$140,773	$108,654	$32,119	29.6%

Gross Profit Margin
Equipment	9.1%	9.9%	(0.8)%	(8.1)%
Parts	30.6%	29.7%	0.9%	3.0%
Service	65.4%	63.6%	1.8%	2.8%
Rental and other	31.9%	31.5%	0.4%	1.3%

Total Gross Profit Margin	16.9%	17.3%	(0.4)%	(2.3)%

Gross Profit Mix
Equipment	40.7%	43.1%	(2.4)%	(5.6)%
Parts	25.4%	24.9%	0.5%	2.0%
Service	28.0%	27.1%	0.9%	3.3%
Rental and other	5.9%	4.9%	1.0%	20.4%

Total Gross Profit Mix	100.0%	100.0%

The $32.1 million increase in gross profit for the six months ended July 31, 2012, as compared to the same period last year, was primarily due to increased revenue. Acquisitions contributed $18.2 million to the increase in gross profit for the six months ended July 31, 2012, while increases in same-store gross profit contributed the remaining $13.9 million. The decrease in gross profit margin from 17.3% for the six months ended July 31, 2011 to 16.9% for the six months ended July 31, 2012, was primarily due to the decrease in gross profit margin on equipment, which was negatively impacted by competitive Agriculture and Construction equipment retail environments in the regions in which we operate. Agriculture customer demand has also softened in the near-term as a result of regional drought conditions. Due to these factors, we were able to maintain sales activity but experienced a compression in our overall equipment margins and in particular our used equipment margins.

Operating Expenses

	Six Months Ended July 31,			Percent
	2012	2011	Increase	Change
	(dollars in thousands)
Operating expenses	$111,363	$83,496	$27,867	33.4%
Operating expenses as a percentage of revenue	13.4%	13.3%	0.1%	0.8%

The $27.9 million increase in operating expenses for the six months ended July 31, 2012, as compared to the same period last year, was primarily due to the additional costs associated with acquisitions such as compensation, rent, travel and depreciation. As a percentage of total revenue, operating expenses increased slightly to 13.4% for the six months ended July 31, 2012, compared to 13.3% for the same period in the prior year. Higher operating expenses related to our Construction segment, which comprised a larger portion of our business as compared to the same period last year, offset our ability to leverage fixed operating costs over higher revenues. Our Construction segment has higher operating expenses as a percentage of revenue compared to our Agriculture segment and includes additional operating expenses associated with the expansion of our rental business.

Other Income (Expense)

	Six Months Ended July 31,			Percent
	2012	2011	Increase	Change
	(dollars in thousands)
Interest and other income	$607	$552	$55	10.0%
Floorplan interest expense	(5,318)	(2,496)	2,822	113.1%
Interest expense other	(3,567)	(616)	2,951	479.1%

The increase in floorplan interest expense of $2.8 million and interest expense other of $3.0 million for the six months ended July 31, 2012, as compared to the same period in the prior year, were primarily due to the increase in floorplan notes payable and long-term debt balances, including our Senior Convertible Notes issued in April 2012.

Provision for Income Taxes

	Six Months Ended July 31,			Percent
	2012	2011	Decrease	Change
	(dollars in thousands)
Provision for income taxes	$8,368	$9,039	$(671)	(7.4)%

Our effective tax rate decreased from 40.0% for the six months ended July 31, 2011 to 39.6% for the six months ended July 31, 2012. The decrease in our effective tax rate from the comparable period in the prior year primarily reflects a decrease in the effect of permanent differences between financial and income tax reporting, such as incentive stock options and the effect of lower international statutory income tax rates.

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

	Six Months Ended July 31,		Increase/	Percent
	2012	2011	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$696,630	$553,331	$143,299	25.9%
Construction	176,876	103,960	72,916	70.1%
Segment revenue	873,506	657,291	216,215	32.9%
Eliminations	(41,712)	(28,277)	(13,435)	(47.5)%
Total	$831,794	$629,014	$202,780	32.2%

Income Before Income Taxes
Agriculture	$24,911	$23,896	$1,015	4.2%
Construction	248	1,228	(980)	(79.8)%
Segment income before income taxes	25,159	25,124	35	0.1%
Shared Resources	(2,503)	(2,014)	(489)	(24.3)%
Eliminations	(1,524)	(512)	(1,012)	(197.7)%
Income before income taxes	$21,132	$22,598	$(1,466)	(6.5)%

Agriculture

Agriculture segment revenue for the six months ended July 31, 2012 increased 25.9% compared to the same period last year. The revenue increase was due to acquisitions and an Agriculture same-store sales increase of 11.9%, as compared to the same period in the prior year.

Agriculture segment income before income taxes for the six months ended July 31, 2012 increased 4.2% compared to the same period last year, primarily due to higher Agriculture segment revenue. This increase was partially offset by a decrease in gross profit margin for equipment, which was negatively impacted by increased equipment availability in the market resulting in a competitive equipment retail environment and softening of Agriculture customer demand in the near-term as a result of regional drought conditions, and an increase in floorplan interest expense resulting from higher floorplan notes payable balances as compared to the same period in the prior year.

Construction

Construction segment revenue for the six months ended July 31, 2012 increased 70.1% compared to the same period last year. The revenue increase was due to acquisitions and a Construction same-store sales increase of 33.8% as compared to the same period in the prior year. The same-store sales growth was positively impacted by a growing construction equipment market in the region in which we do business and an increase in our rental business, reflecting our initiative to expand this growth platform through strategic acquisitions, new store openings, and an increase in the size of our rental fleet.

Our Construction segment earned segment income before income taxes of $0.2 million for the six months ended July 31, 2012, compared to segment income before income taxes of $1.2 million in the same period last year. This decrease was primarily due to a lower gross profit margin on equipment and an increase in floorplan interest expense and interest expense other. The decrease in the gross profit margin on equipment was primarily due to competitive markets in the regions in which we operate, particularly in some of the larger metro areas where some of our more recently acquired stores reside. The increase in floorplan interest expense and interest expense other resulted from an increase in floorplan notes payable balances and rental fleet long-term debt, respectively, as compared to the prior year.

Shared Resources/Eliminations

We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate these net expenses to our segments. Since these allocations are set early in the year, unallocated balances may occur.

Eliminations remove any inter-company revenue or income before income taxes residing in our segment results.

Liquidity and Capital Resources

Cash Flow from Operating Activities

For the six months ended July 31, 2012, cash used for operating activities was $93.3 million. Our cash used for operating activities was primarily the result of an increase in net cash for inventories of $94.5 million and a net decrease in accounts payable, customer deposits, accrued expenses and other long-term liabilities of $44.8 million. This amount was principally offset by our reported net income including noncontrolling interest of $12.8 million, an add-back of non-cash depreciation and amortization of $10.2 million and a net decrease in receivables, prepaid expenses and other assets of $17.7 million. The increase in inventories primarily reflects new equipment stocking to support forecasted equipment sales. Given the increased new equipment supply in the agriculture industry, we have adjusted our strategy for new equipment inventory and expect this strategy to result in a decrease of new equipment inventory, excluding acquisitions, during the back half of fiscal 2013 after peaking in the third quarter of fiscal 2013. We evaluate our cash flow from operating activities net of all floorplan activity. Taking this adjustment into account, our non-GAAP cash flow used for operating activities was $33.2 million and $2.6 million for the six months ended July 31, 2012 and 2011, respectively. For reconciliation of this non-GAAP financial measure, please see the Non-GAAP Cash Flow Reconciliation below.

For the six months ended July 31, 2011, our cash used for operating activities was $76.9 million. Our cash used for operating activities was primarily the result of our reported net income of $13.6 million and an add-back of non-cash depreciation and amortization of $6.1 million. This amount was principally offset by an increase in net cash for inventories of $99.6 million. The increase in inventories primarily reflected new equipment stocking to support forecasted higher equipment sales in the second half of our prior fiscal year.

Cash Flow from Investing Activities

For the six months ended July 31, 2012, cash used for investing activities was $39.5 million. Our cash used for investing activities primarily consisted of purchases of equipment dealerships (net of cash purchased) of $16.2 million, purchases of rental fleet of $16.5 million and purchases of property and equipment (excluding rental fleet) of $7.7 million.

For the six months ended July 31, 2011, cash used for investing activities was $35.0 million. Our cash used for investing activities primarily consisted of purchases of equipment dealerships (net of cash purchased) of $27.1 million and purchases of property and equipment (excluding rental fleet) of $7.7 million.

Cash Flow from Financing Activities

For the six months ended July 31, 2012, cash provided by financing activities was $180.2 million. Our cash provided by financing activities was primarily the result of proceeds from our Senior Convertible Notes offering of $145.2 million and an increase in non-manufacturer floorplan notes payable of $55.0 million, offset by and principal payments exceeding proceeds from long-term debt by $22.2 million. We used the proceeds from our Senior Convertible Notes to reduce certain interest-bearing floorplan notes payable and long-term debt balances.

For the six months ended July 31, 2011, cash provided by financing activities was $137.9 million. Our cash provided by financing activities was primarily the result of $74.9 million in net proceeds from our May 2011 follow-on offering and an increase in non-manufacturer floorplan notes payable of $74.2 million. This amount was principally offset by principal payments on our long-term debt of $11.6 million.

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

		Adjustment	Adjustment	Non-GAAP
	As Reported	(1)	(2)	Measures
	(in thousands)
Six months ended July 31, 2012
Net cash provided by (used for) operating activities	$(93,348)	$55,037	$5,066	$(33,245)
Net cash provided by (used for) financing activities	180,191	(55,037)	(5,066)	120,088

Six months ended July 31, 2011
Net cash provided by (used for) operating activities	$(76,865)	$74,217	$—	$(2,648)
Net cash provided by (used for) financing activities	137,944	(74,217)	—	63,727

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

Forward-looking statements include all statements based on future expectations and specifically include, among other things, all statements relating to our expectations regarding the benefits of certain acquisitions, equipment inventory expectations, evaluation of the operating effectiveness of key internal controls, obligations under our Senior Convertible Notes and our primary liquidity sources and adequacy of our capital resources. Any statements that are not based upon historical facts, including the outcome of events that have not yet occurred and our expectations for future performance, are forward-looking statements. The words “potential,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” “plan,” “anticipate,” and similar words and expressions are intended to identify forward-looking statements. Such statements are based upon the current beliefs and expectations of our management. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, adverse market conditions in the agricultural and construction equipment industries, the continuation of unfavorable conditions in the credit markets and those matters identified and discussed in our Annual Report on Form 10-K under the section titled “Risk Factors.”

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

Based upon balances and interest rates as of July 31, 2012, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $4.1 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $4.1 million. At July 31, 2012, we had variable rate floorplan notes payable of $707.5 million, of which approximately $370.5 million was interest-bearing, variable notes payable and long-term debt of $41.3 million, and fixed rate notes payable and long-term debt of $23.7 million.

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

(b)                                 Changes in internal controls. The Company is in the process of converting to a new enterprise resource planning (ERP) system, which is being implemented in phases. During the fiscal quarter ended July 31, 2012, the Company went live on certain phases of the ERP system implementation, which included certain revenue recognition, parts inventory accounting and other store-level functions. The Company has taken the necessary steps to monitor and maintain appropriate internal controls during this period of change and will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

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

ITEM 1A.                                            RISK FACTORS

In addition to the other information set forth in this report, including the important information in “Private Securities Litigation Reform Act,” you should carefully consider the “Risk Factors” discussed in our Form 10-K for the year ended January 31, 2012 and Form 10-Q for the quarter ended April 30, 2012 as filed with the Securities and Exchange Commission. Those factors, if they were to occur, could cause our actual results to differ materially from those expressed in our forward-looking statements in this report, and materially adversely affect our financial condition or future results. Although we are not aware of any other factors that we currently anticipate will cause our forward-looking statements to differ materially from our future actual results, or materially affect the Company’s financial condition or future results, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.

ITEM 2.                                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                                                     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

None.

ITEM 5.     OTHER INFORMATION

Annual Compensation for Chief Financial Officer

Effective May 15, 2012, the base salary for the Company’s Chief Financial Officer was increased by $30,000, from $225,000 to $255,000.

ITEM 6.     EXHIBITS

Exhibits - See “Exhibit Index” on page following signatures

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 10, 2012
TITAN MACHINERY INC.

	By	/s/ Mark P. Kalvoda
Mark P. Kalvoda
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

TITAN MACHINERY INC.

FORM 10-Q

Exhibit No.	Description
*3.1	Certificate of Incorporation of the Registrant, as amended

*@10.1	Compensation Arrangement for Chief Financial Officer

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101

Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended July 31, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

@ Indicates management contract or compensatory plan or arrangement

*Filed herewith

** Furnished herewith