Form 10-Q
period 2012-10-31
Titan Machinery Inc.
filed 2012-12-06
CIK 1409171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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

The number of shares outstanding of the registrant’s common stock as of November 30, 2012 was: Common Stock, $0.00001 par value, 21,047,214 shares.

TITAN MACHINERY INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. — FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

TITAN MACHINERY INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	October 31,	January 31,
	2012	2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$115,668	$79,842
Receivables, net	96,568	82,518
Inventories	1,048,004	748,047
Prepaid expenses and other	4,225	2,108
Income taxes receivable	—	3,140
Deferred income taxes	5,182	5,370
Total current assets	1,269,647	921,025

INTANGIBLES AND OTHER ASSETS
Noncurrent parts inventories	3,480	2,792
Goodwill	29,547	24,404
Intangible assets, net of accumulated amortization	12,477	10,793
Other	7,641	2,776
Total intangibles and other assets	53,145	40,765

PROPERTY AND EQUIPMENT, net of accumulated depreciation	185,656	126,282

TOTAL ASSETS	$1,508,448	$1,088,072

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$34,597	$28,424
Floorplan notes payable	782,357	552,428
Current maturities of long-term debt	10,123	4,755
Customer deposits	25,063	49,540
Accrued expenses	32,527	26,735
Income taxes payable	5,023	—
Total current liabilities	889,690	661,882

LONG-TERM LIABILITIES
Senior convertible notes	124,887	—
Long-term debt, less current maturities	69,345	57,405
Deferred income taxes	38,656	28,592
Other long-term liabilities	1,870	2,854
Total long-term liabilities	234,758	88,851

STOCKHOLDERS’ EQUITY
Common stock, par value $.00001 per share; authorized - 45,000 shares, issued and outstanding - 21,047 at October 31, 2012 and authorized - 25,000 shares, issued and outstanding - 20,911 at January 31, 2012	—	—
Additional paid-in-capital	235,892	218,156
Retained earnings	145,118	118,251
Accumulated other comprehensive loss	(631)	(70)
Total Titan Machinery Inc. stockholders’ equity	380,379	336,337
Noncontrolling interest	3,621	1,002
Total stockholders’ equity	384,000	337,339

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,508,448	$1,088,072

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011

REVENUE
Equipment	$456,168	$312,304	$1,084,866	$786,816
Parts	72,101	64,468	188,840	155,670
Service	33,365	29,843	93,583	76,202
Rental and other	20,478	16,345	46,617	33,286
TOTAL REVENUE	582,112	422,960	1,413,906	1,051,974

COST OF REVENUE
Equipment	414,028	283,690	985,397	711,421
Parts	49,266	44,389	130,276	108,535
Service	11,611	10,304	32,448	27,175
Rental and other	13,148	10,580	30,953	22,192
TOTAL COST OF REVENUE	488,053	348,963	1,179,074	869,323

GROSS PROFIT	94,059	73,997	234,832	182,651

OPERATING EXPENSES	63,950	50,060	175,313	133,556

INCOME FROM OPERATIONS	30,109	23,937	59,519	49,095

OTHER INCOME (EXPENSE)
Interest and other income	258	307	865	859
Floorplan interest expense	(3,704)	(2,625)	(9,022)	(5,121)
Other interest expense	(2,886)	(283)	(6,453)	(899)

INCOME BEFORE INCOME TAXES	23,777	21,336	44,909	43,934

PROVISION FOR INCOME TAXES	(9,418)	(8,536)	(17,786)	(17,575)

NET INCOME INCLUDING NONCONTROLLING INTEREST	14,359	12,800	27,123	26,359

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	298	—	256	—

NET INCOME ATTRIBUTABLE TO TITAN MACHINERY INC.	$14,061	$12,800	$26,867	$26,359

EARNINGS PER SHARE - NOTE 1

EARNINGS PER SHARE - BASIC	$0.67	$0.62	$1.28	$1.34
EARNINGS PER SHARE - DILUTED	$0.66	$0.61	$1.27	$1.31

WEIGHTED AVERAGE SHARES - BASIC	20,814	20,572	20,773	19,538
WEIGHTED AVERAGE SHARES - DILUTED	20,988	20,890	20,982	19,903

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011

NET INCOME INCLUDING NONCONTROLLING INTEREST	$14,359	$12,800	$27,123	$26,359

OTHER COMPREHENSIVE INCOME (LOSS)

Foreign currency translation adjustments	403	—	(533)	—
Unrealized loss on net investment hedge derivative instruments (net of tax of $82)	(129)	—	(129)	—

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	274	—	(662)	—

COMPREHENSIVE INCOME	14,633	12,800	26,461	26,359

COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	309	—	155	—

COMPREHENSIVE INCOME ATTRIBUTABLE TO TITAN MACHINERY INC.	$14,324	$12,800	$26,306	$26,359

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

					Accumulated	Total Titan
	Common Stock		Additional		Other	Machinery Inc.		Total
	Shares		Paid-In	Retained	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Outstanding	Amount	Capital	Earnings	Loss	Equity	Interest	Equity

BALANCE, JANUARY 31, 2012	20,911	$—	$218,156	$118,251	$(70)	$336,337	$1,002	$337,339
Senior convertible notes offering	—	—	15,501	—	—	15,501	—	15,501
Common stock issued on grant of restricted stock, exercise of stock options and warrants, and tax benefits of equity awards	136	—	1,055	—	—	1,055	—	1,055
Issuance of subsidiary shares to noncontrolling interest holders	—	—	—	—	—	—	2,464	2,464
Stock-based compensation expense	—	—	1,180	—	—	1,180	—	1,180
Comprehensive income (loss):
Net income (loss)	—	—	—	26,867	—	26,867	256	27,123
Other comprehensive loss	—	—	—	—	(561)	(561)	(101)	(662)
Total comprehensive income (loss)	—	—	—	—	—	26,306	155	26,461

BALANCE, OCTOBER 31, 2012	21,047	$—	$235,892	$145,118	$(631)	$380,379	$3,621	$384,000

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended October 31,
	2012	2011

OPERATING ACTIVITIES
Net income including noncontrolling interest	$27,123	$26,359
Adjustments to reconcile net income to net cash used for operating activities
Depreciation and amortization	17,518	10,172
Deferred income taxes	8	184
Stock-based compensation expense	1,180	987
Noncash interest expense	2,339	387
Other, net	(543)	(138)
Changes in assets and liabilities, net of purchase of equipment dealerships assets and assumption of liabilities
Receivables, prepaid expenses and other assets	(13,813)	(4,117)
Inventories	(212,948)	(232,519)
Floorplan notes payable	18,080	8,217
Accounts payable, customer deposits, accrued expenses and other long-term liabilities	(19,775)	14,638
Income taxes	8,158	(1,012)

NET CASH USED FOR OPERATING ACTIVITIES	(172,673)	(176,842)

INVESTING ACTIVITIES
Rental fleet purchases	(15,014)	(824)
Property and equipment purchases (excluding rental fleet)	(20,724)	(10,878)
Net proceeds from sale of property and equipment	4,022	3,244
Purchase of equipment dealerships, net of cash acquired	(16,175)	(38,607)
Other, net	9	(99)

NET CASH USED FOR INVESTING ACTIVITIES	(47,882)	(47,164)

FINANCING ACTIVITIES
Proceeds from senior convertible notes offering, net of direct issuance costs of $4,753	145,247	—
Proceeds from follow-on offering of common stock, net of underwriting discount of $4,166 and other direct costs of $286	—	74,898
Net change in non-manufacturer floorplan notes payable	118,655	162,698
Proceeds from long-term debt borrowings	94,736	20,000
Principal payments on long-term debt	(103,591)	(12,139)
Proceeds from sale of subsidiary shares to noncontrolling interest holders	2,464	—
Other, net	(194)	327

NET CASH PROVIDED BY FINANCING ACTIVITIES	257,317	245,784

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(936)	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	35,826	21,778

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	79,842	76,112

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$115,668	$97,890

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period
Income taxes, net of refunds	$9,217	$18,191

Interest	$9,865	$5,390

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Property and equipment financed with long-term debt	$26,153	$8,720

Net transfer of assets to property and equipment from inventories	$15,374	$35,721

Net transfer of financing to long-term debt from floorplan notes payable	$—	$1,696

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 -      BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The quarterly operating results for Titan Machinery Inc. (the “Company”) are subject to fluctuation due to varying weather patterns, which may impact the timing and amount of equipment purchases, rentals, and after-sales parts and service purchases by the Company’s Agriculture and Construction customers. Therefore, operating results for the nine-month period ended October 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2013. The information contained in the balance sheet as of January 31, 2012 was derived from the audited financial statements for the Company for the year then ended. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended January 31, 2012 as filed with the SEC.

Nature of Business

The Company is engaged in the retail sale, service and rental of agricultural and construction machinery through stores in the United States and Europe. The Company’s North American stores are located in North Dakota, South Dakota, Minnesota, Iowa, Nebraska, Montana, Wyoming, Wisconsin, Colorado and Arizona, and its European stores are located in Romania and Bulgaria.

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

Derivative Instruments

In the normal course of business, the Company is subject to risk from adverse fluctuations in foreign currency exchange rates.  The Company manages its foreign currency exposure through a program that includes the use of derivative instruments, primarily foreign exchange forward contracts.  The Company’s objective in managing its exposure to foreign currency risk is to minimize the impact on earnings, cash flows and the consolidated balance sheet.  The Company does not use derivative instruments for trading or speculative purposes.

All outstanding derivative instruments are recognized in the consolidated balance sheet at fair value.  The effect on earnings from recognizing the fair value of the derivative instrument depends on its intended use, the hedge designation, and the effectiveness in offsetting the exposure of the underlying hedged item.  Changes in fair values of instruments designated to reduce or eliminate fluctuations in the fair values of recognized assets and liabilities and unrecognized firm commitments are reported currently in earnings along with the change in the fair value of the hedged items.  Changes in the effective portion of the fair values of derivative instruments used to reduce or eliminate fluctuations in cash flows of forecasted transactions are reported in other comprehensive income, a component of stockholders’ equity.  Amounts accumulated in other comprehensive income are reclassified to earnings when the related hedged items affect earnings or the anticipated transactions are no longer probable.  Changes in the fair value of derivative instruments designated to reduce or eliminate fluctuations in the net investment of a foreign subsidiary are reported in other comprehensive income.  Changes in the fair value of derivative instruments that are not designated as hedging instruments or do not qualify for hedge accounting treatment are reported currently in earnings.

For derivative instruments accounted for as hedging instruments, the Company formally designates and documents, at inception, the instrument as a hedge of a specific underlying exposure, the risk management objective and the manner by which the effectiveness of the hedging instrument will be evaluated.  At each reporting period after inception, the Company evaluates the hedging instrument’s effectiveness in reducing or eliminating the underlying hedged exposure.  Any hedge ineffectiveness is recognized in earnings immediately.

Fair Value Measurements

Fair value is defined as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  Three levels of inputs may be used to measure fair value:

Level 1 — Values derived from unadjusted quoted prices in active markets for identical assets and liabilities

Level 2 — Values derived from observable inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets in markets that are not active.

Level 3 — Values derived from unobservable inputs for which there is little or no market data available, thereby requiring the reporting entity to develop its own assumptions.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

As of October 31, 2012, the Company had recognized a derivative liability for outstanding foreign currency forward contracts which are recorded at fair value in an amount equal to $0.2 million.  Fair value was determined based on Level 2 inputs, including the use of pricing components (e.g., exchange rates and interest rates) which trade in active markets.  No instruments measured at fair value were outstanding as of January 31, 2012.

Fair Value of Financial Instruments

The carrying amount of cash, receivables, payables, short-term debt and other current liabilities approximates fair value because of the short maturity and/or frequent repricing of those instruments. The carrying amount of derivative instruments is equal to the fair value. Based upon current borrowing rates with similar maturities of our long-term debt instruments, the carrying value of the long-term debt approximates the fair value as of October 31, 2012 and January 31, 2012. As of October 31, 2012, the fair value of the Company’s senior convertible notes was approximately $140.0 million and the carrying value was approximately $124.9 million. Fair value of the senior convertible notes was estimated based on quoted market prices for these instruments.

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

Diluted earnings per share were computed by dividing net income attributable to Titan Machinery Inc. after allocation of income to participating securities by the weighted-average shares of common stock outstanding after adjusting for potential dilution related to the conversion of all dilutive securities into common stock. All potentially dilutive securities were included in the computation of diluted earnings per share. There were approximately 99,000 and 10,000 stock options outstanding that were excluded from the computation of diluted earnings per share for the three and nine months ended October 31, 2012, respectively, because they were anti-dilutive. There were approximately 72,000 and 10,000 stock options outstanding that were excluded from the computation of diluted earnings per share for the three and nine months ended October 31, 2011, respectively, because they were anti-dilutive.

The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
	(in thousands, except per share data)
Numerator
Net income attributable to Titan Machinery Inc.	$14,061	$12,800	$26,867	$26,359
Net income allocated to participating securities	(150)	(113)	(270)	(238)
Net income attributable to Titan Machinery Inc. common stockholders	$13,911	$12,687	$26,597	$26,121

Denominator
Basic weighted-average common shares outstanding	20,814	20,572	20,773	19,538
Plus: Incremental shares from assumed conversions
Warrants	12	29	20	30
Stock options	162	289	189	335
Diluted weighted-average common shares outstanding	20,988	20,890	20,982	19,903

Earnings per share - basic	$0.67	$0.62	$1.28	$1.34

Earnings per share - diluted	$0.66	$0.61	$1.27	$1.31

NOTE 2 -      INVENTORIES

	October 31,	January 31,
	2012	2012
	(in thousands)
New equipment	$726,865	$445,513
Used equipment	218,351	219,849
Parts and attachments	93,466	76,073
Work in process	9,322	6,612

	$1,048,004	$748,047

In addition to the above amounts, the Company has estimated that a portion of its parts inventory will not be sold in the next year. Accordingly, these balances have been classified as noncurrent assets.

NOTE 3 -      PROPERTY AND EQUIPMENT

	October 31,	January 31,
	2012	2012
	(in thousands)
Rental fleet equipment	$105,111	$62,440
Machinery and equipment	19,449	17,562
Vehicles	35,987	28,277
Furniture and fixtures	25,163	19,097
Land, buildings, and leasehold improvements	50,875	34,705

	$236,585	$162,081
Less accumulated depreciation	(50,929)	(35,799)

	$185,656	$126,282

NOTE 4 -      LINES OF CREDIT / FLOORPLAN NOTES PAYABLE

Operating Line of Credit

As of October 31, 2012, the Company had a $75.0 million working capital line of credit under a credit agreement with a group of banks led by Wells Fargo Bank, National Association (“Wells Fargo”). The Company had $20.0 million and $33.9 million outstanding on its working capital line of credit as of October 31, 2012 and January 31, 2012, respectively. Amounts outstanding are recorded as long-term debt, within long-term liabilities on the consolidated balance sheets, as the Company does not have the intention or obligation to repay amounts borrowed within one year.

Floorplan Lines of Credit

As of October 31, 2012, the Company had discretionary floorplan lines of credit for equipment purchases totaling approximately $925.0 million with various lending institutions, including $300.0 million under the aforementioned credit agreement with Wells Fargo, a $450.0 million credit agreement with CNH Capital America LLC (“CNH Capital”) and a $175.0 million credit agreement with Agricredit Acceptance LLC. Floorplan notes payable relating to these credit agreements totaled approximately $716.5 million of the total floorplan notes payable balance of $782.4 million outstanding as of October 31, 2012 and $505.6 million of the total floorplan notes payable balance of $552.4 million outstanding as of January 31, 2012. As of October 31, 2012, the Company had approximately $188.9 million in available borrowings remaining under these lines of credit (net of standby letters of credit under the aforementioned Wells Fargo credit agreement and rental fleet financing and other acquisition-related financing arrangements under the CNH Capital credit agreement). These floorplan notes carried various interest rates primarily ranging from 2.46% to 7.25% as of October 31, 2012, subject to interest-free periods offered by CNH Capital. As of October 31, 2012, the Company was in compliance with all floorplan financial covenants. Subsequent to October 31, 2012, the Company amended various terms of the credit agreement with Wells Fargo, including increasing the floorplan line of credit from $300.0 million to $375.0 million, amending the interest rate on outstanding balances from LIBOR plus an applicable margin of 1.5% to 2.25% to LIBOR plus an applicable margin of 1.5% to 2.625%, and changing certain financial covenants.

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

The Convertible Notes are unsecured and unsubordinated obligations; rank equal in right of payment to the Company’s existing and future unsecured indebtedness that is not subordinated; are effectively subordinated in right of payment to the Company’s existing and future secured indebtedness; and are structurally subordinated to all existing and future indebtedness and liabilities of the Company’s subsidiaries.

The Convertible Notes are initially convertible into the Company’s common stock at a conversion rate of 23.1626 shares of common stock per $1,000 principal amount of convertible notes, representing an initial effective conversion price of $43.17 per share of common stock. The conversion rate may be subject to adjustment upon the occurrence of certain specified events as provided in the indenture governing the Convertible Notes, dated April 24, 2012 between the Company and Wells Fargo Bank, National Association, as trustee (the “Indenture”), but will not be adjusted for accrued but unpaid interest. Upon conversion of a Convertible Note, the Company will settle the conversion obligation in cash up to the aggregate principal amount of the Convertible Note being converted, and any conversion obligation in excess thereof will be settled in cash, shares of the Company’s common stock, or a combination thereof, at the Company’s election, subject to certain limitations as defined in the Indenture.

Holders of the Convertible Notes may convert their notes at the applicable conversion rate under the following circumstances:

i.                                          During any fiscal quarter commencing after July 31, 2012, if for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of the Company’s common stock on such trading day is greater than or equal to 120% of the applicable conversion price on such trading day.

ii.                                       During the five consecutive business day period immediately following any five consecutive trading day period in which, for each trading day of that period, the trading price per $1,000 principal amount of the Convertible Notes is less than 98% of the product of the last reported sale price of the Company’s common stock on such trading day and the applicable conversion rate on such trading day.

iii.                                    If the Company calls any or all of the Convertible Notes for redemption at any time prior to the close of business on the business day immediately preceding the redemption date.

iv.                                   Upon the occurrence of corporate transactions specified in the Indenture.

v.                                      At any time on and after February 1, 2019 until the close of business on the business day immediately preceding the maturity date.

Holders of the Convertible Notes who convert their Convertible Notes in connection with a make-whole fundamental change, as defined in the Indenture, may be entitled to a make-whole premium in the form of an increase to the conversion rate. In addition, upon the occurrence of a fundamental change, as defined in the Indenture, holders of the Convertible Notes may require the Company to purchase all or a portion of their Convertible Notes for cash at a price equal to 100% of the principal amount of the Convertible Notes to be purchased plus any accrued but unpaid interest.

The number of shares the Company may deliver upon conversion of the Convertible Notes will be subject to certain limitations, and the Company is subject to certain other obligations and restrictions related to such share caps, as described in the Indenture. On or after May 6, 2015, the Company may redeem for cash all or a portion of the Convertible Notes if the last reported sale price of the Company’s common stock has been at least 120% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption.

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

In accounting for the Convertible Notes, the Company segregated the liability component of the instrument from the equity component. The liability component was measured by estimating the fair value of a non-convertible debt instrument that is similar in its terms to the Convertible Notes. Fair value was estimated through discounting future interest and principal payments, an income approach, due under the Convertible Notes at a discount rate of 7.00%, an interest rate equal to the estimated borrowing rate for similar non-convertible debt. The excess of the aggregate face value of the Convertible Notes over the estimated fair value of the liability component is recognized as a debt discount which will be amortized over the expected life of the Convertible Notes using the effective interest rate method. Amortization of the debt discount is recognized as non-cash interest expense.

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

As of October 31, 2012, the Convertible Notes consisted of the following:

October 31,
2012
(in thousands except
conversion rate
and conversion price)
Principal value	$150,000
Unamortized debt discount	(25,113)
Carrying value of senior convertible notes	$124,887

Carrying value of equity component, net of deferred taxes	$15,501

Conversion rate (shares of common stock per $1,000 principal amount of notes)	23.1626
Conversion price (per share of common stock)	$43.17

As of October 31, 2012, the unamortized debt discount will be amortized over a seven-year period. The if-converted value as of October 31, 2012 does not exceed the principal balance of the Convertible Notes. For the period ended October 31, 2012, the Company recognized coupon interest expense of $2.9 million, and non-cash interest expense of $1.6 million related to the amortization of the debt discount and $0.2 million related to the amortization of the liability-allocated transaction costs. The effective interest rate of the liability component for the period ended October 31, 2012 was equal to 7.00%.

NOTE 6 -      DERIVATIVE INSTRUMENTS

The Company holds derivative instruments for the purpose of minimizing exposure to fluctuations in foreign currency exchange rates to which the Company is exposed in the normal course of its operations.

Net Investment Hedges

To protect the value of the Company’s investments in its foreign operations against adverse changes in foreign currency exchange rates, the Company may, from time to time, hedge a portion of its net investment in one or more of its foreign subsidiaries.  Gains and losses on derivative instruments that are designated and effective as a net investment hedge are included in other comprehensive income and only reclassified into earnings in the period during which the hedged net investment is sold or liquidated.

As of October 31, 2012, the notional amount of outstanding foreign currency forward contracts designated as net investment hedges was approximately $31.8 million.  No derivative instruments designated as net investment hedges were outstanding as of January 31, 2012.

Derivative Instruments Not Designated as Hedging Instruments

The Company uses foreign currency forward contracts to hedge the effects of fluctuations in exchange rates on outstanding intercompany loans.  The Company does not formally designate and document such derivative instruments as hedging instruments; however, the instruments are an effective economic hedge of the underlying foreign currency exposure.  Both the gain or loss on the derivative instrument and the offsetting gain or loss on the underlying intercompany loan are recognized in earnings immediately, thereby eliminating or reducing the impact of foreign currency exchange rate fluctuations on net income.

The Company’s risk management program allows for short-term hedging of the foreign currency risk exposure associated with outstanding intercompany loans whereby the maturity date of all hedging instruments is equal to the quarterly reporting date.  As a result, no derivative instruments not designated as hedging instruments were outstanding as of October 31, 2012.  For the three months ended October 31, 2012, the maximum notional amount outstanding at any point during the period was approximately $10.7 million.  No derivative instruments not designated as hedging instruments were outstanding as of or during the year ended January 31, 2012.

The following table sets forth the fair value of the Company’s derivative instruments outstanding as of October 31, 2012.  No derivative instruments were outstanding as of January 31, 2012.

	Balance	Fair Value as of:
	Sheet	October 31,	January 31,
	Location	2012	2012
		(in thousands)
Liability Derivatives:
Derivatives designated as hedging instruments:
Foreign exchange contracts	Accrued expenses	$(211)	—

The following table sets forth the gains and losses recognized on the Company’s derivative instruments for the three months ended October 31, 2012.  No derivative instruments were outstanding during the three-month period ended October 31, 2011.

	Amount of Gain (Loss)
	Recognized in Other		Amount of Gain (Loss)
	Comprehensive Income		Recognized in Income
	Three Months Ended October 31,		Three Months Ended October 31,		Income Statement
	2012	2011	2012	2011	Classification
	(in thousands)		(in thousands)
Dervatives Designated as Hedging Instruments:
Net investment hedges:
Foreign exchange contracts	$(211)	$—	$—	$—	N/A

Dervatives Not Designated as Hedging Instruments:
Foreign exchange contracts	—	—	(397)	—	Interest and other income

Total Derivatives	$(211)	$—	$(397)	$—

The following table sets forth the gains and losses recognized on the Company’s derivative instruments for the nine months ended October 31, 2012.  No derivative instruments were outstanding during the nine-month period ended October 31, 2011.

	Amount of Gain (Loss)
	Recognized in Other		Amount of Gain (Loss)
	Comprehensive Income		Recognized in Income		Income
	Nine Months Ended October 31,		Nine Months Ended October 31,		Statement
	2012	2011	2012	2011	Classification
	(in thousands)		(in thousands)
Dervatives Designated as Hedging Instruments:
Net investment hedges:
Foreign exchange contracts	$(211)	$—	$—	$—	N/A

Dervatives Not Designated as Hedging Instruments:
Foreign exchange contracts	$—	$—	$(380)	$—	Interest and other income

Total Derivatives	$(211)	$—	$(380)	$—

NOTE 7 -      BUSINESS COMBINATIONS

The Company continued to implement its strategy of consolidating dealerships in desired market areas. Below is a summary of the acquisitions completed for the nine months ended October 31, 2012. In certain of the business combination transactions the Company recognized goodwill. Factors contributing to the recognition of goodwill include an evaluation of future and historical financial performance, the value of the workforce acquired and proximity to other existing and future planned Company locations. Pro forma results are not presented as the acquisitions are not considered material, individually or in aggregate, to the Company. The results of operations have been included in the Company’s consolidated statements of operations since the date of each respective business combination.

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

During the nine months ended October 31, 2012, adjustments were recorded for additional consideration of $3.3 million earned and paid pursuant to a business combination accounted for under the purchase method of accounting which required that additional consideration be recognized once all contingencies have been resolved and that such consideration be included as an additional cost of the entity and therefore recognized as goodwill. This additional consideration resulted in a net increase in goodwill for the Agriculture segment of $3.3 million, and was the final payment under this agreement.

The allocations of the purchase prices in the above business combinations are presented in the following table. The estimated fair values of the intangible assets acquired are provisional estimates which are subject to change upon completion of the final valuation.

October 31,
2012
(in thousands)
Cash	$1
Receivables	2,200
Inventories	17,281
Prepaid expenses and other	352
Property and equipment	2,676
Intangible assets	2,255
Goodwill	5,150

$29,915

Accounts payable	$3,094
Floorplan notes payable	7,572
Customer deposits	1,473
Accrued expenses	6

$12,145

Cash consideration	$16,176
Non-cash consideration: liabilities incurred	1,594
Total consideration	$17,770

Goodwill related to the Agriculture operating segment	$3,785
Goodwill related to the Construction operating segment	$1,365

Goodwill expected to be deductible for tax purposes	$5,150

NOTE 8 -  SEGMENT INFORMATION AND OPERATING RESULTS

Revenue, income before income taxes and total assets at the segment level are reported before eliminations. The Company retains various unallocated income/(expense) items and assets at the general corporate level, which the Company refers to as “Shared Resources” in the table below. Shared Resources assets primarily consist of cash and property and equipment. Intersegment revenue is immaterial.

Certain financial information for each of the Company’s business segments is set forth below.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Revenue
Agriculture	$503,518	$361,601	$1,200,148	$914,932
Construction	94,852	77,435	271,728	181,395
Segment revenue	598,370	439,036	1,471,876	1,096,327
Eliminations	(16,258)	(16,076)	(57,970)	(44,353)
Total	$582,112	$422,960	$1,413,906	$1,051,974

Income Before Income Taxes
Agriculture	$26,060	$20,068	$50,971	$43,964
Construction	519	3,254	767	4,482
Segment income before income taxes	26,579	23,322	51,738	48,446
Shared Resources	(2,340)	(1,772)	(4,843)	(3,786)
Eliminations	(462)	(214)	(1,986)	(726)
Income before income taxes	$23,777	$21,336	$44,909	$43,934

			October 31,	January 31,
			2012	2012
			(in thousands)
Total Assets
Agriculture			$941,883	$781,098
Construction			395,978	250,474
Segment assets			1,337,861	1,031,572
Shared Resources			173,955	57,882
Eliminations			(3,368)	(1,382)
Total			$1,508,448	$1,088,072

NOTE 9 -      SUBSEQUENT EVENTS

On November 1, 2012, the Company acquired certain assets of Toner’s, Inc. The acquired entity consisted of three agricultural equipment stores in Grand Island, Broken Bow and Ord, Nebraska which are contiguous to the Company’s existing locations in Kearney, Lexington, North Platte and Hastings, Nebraska. The acquisition-date fair value of the total consideration transferred for the stores was $13.9 million.

On November 1, 2012, the Company acquired certain assets of Falcon Power Inc. The acquired entity consisted of two construction equipment stores in Phoenix and Flagstaff, Arizona and expands the Company’s presence into Arizona. The acquisition-date fair value of the total consideration transferred for the stores was $1.4 million.

Subsequent to October 31, 2012, the Company entered into a Purchase Agreement to acquire certain assets of VAIT D.o.o. The acquisition consists of one agricultural equipment store in the Vojvodina region of Serbia, which is contiguous to the Company’s existing locations in Romania and Bulgaria, and expands the Company’s Eastern European operations into Serbia. The Company expects the closing date to be on or about December 14, 2012.

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

Our net income attributable to Titan Machinery Inc. common stockholders was $14.1 million, or $0.66 per diluted share, for the three months ended October 31, 2012, compared to $12.8 million, or $0.61 per diluted share, for the three months ended October 31, 2011. Significant factors impacting the quarterly comparisons were:

•                  Increase in revenue due to acquisitions and same-store sales growth in both our Agriculture and Construction segments. The increase in equipment revenue was primarily due to a strong Agriculture equipment market caused by anticipated strong net farm income for calendar year 2012;

•                  Increase in total gross profit primarily due to an increase in revenue. Decrease in total gross profit margin primarily due to the change in sales mix, in which our equipment business contributed a larger percentage of our total gross profit, as compared to the same period last year; and

•                  Increase in floorplan interest expense due to an increase in floorplan notes payable and an increase in other interest expense primarily due to the issuance of our Senior Convertible Notes in April 2012.

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

	Three Months Ended October 31,		Percent	Nine Months Ended October 31,		Percent
	2012	2011	Change	2012	2011	Change
	(dollars in thousands)			(dollars in thousands)
Equipment
Revenue	$456,168	$312,304	46.1%	$1,084,866	$786,816	37.9%
Cost of revenue	414,028	283,690	45.9%	985,397	711,421	38.5%
Gross profit	$42,140	$28,614	47.3%	$99,469	$75,395	31.9%
Gross profit margin	9.2%	9.2%	0.0%	9.2%	9.6%	(0.4)%

Parts
Revenue	$72,101	$64,468	11.8%	$188,840	$155,670	21.3%
Cost of revenue	49,266	44,389	11.0%	130,276	108,535	20.0%
Gross profit	$22,835	$20,079	13.7%	$58,564	$47,135	24.2%
Gross profit margin	31.7%	31.1%	0.6%	31.0%	30.3%	0.7%

Service
Revenue	$33,365	$29,843	11.8%	$93,583	$76,202	22.8%
Cost of revenue	11,611	10,304	12.7%	32,448	27,175	19.4%
Gross profit	$21,754	$19,539	11.3%	$61,135	$49,027	24.7%
Gross profit margin	65.2%	65.5%	(0.3)%	65.3%	64.3%	1.0%

Rental and other
Revenue	$20,478	$16,345	25.3%	$46,617	$33,286	40.0%
Cost of revenue	13,148	10,580	24.3%	30,953	22,192	39.5%
Gross profit	$7,330	$5,765	27.1%	$15,664	$11,094	41.2%
Gross profit margin	35.8%	35.3%	0.5%	33.6%	33.3%	0.3%

The following table sets forth our statements of operations data expressed as a percentage for each of our four sources of total revenue for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011

Revenue
Equipment	78.4%	73.8%	76.7%	74.8%
Parts	12.4%	15.2%	13.4%	14.8%
Service	5.7%	7.1%	6.6%	7.2%
Rental and other	3.5%	3.9%	3.3%	3.2%
Total revenue	100.0%	100.0%	100.0%	100.0%

Total cost of revenue	83.8%	82.5%	83.4%	82.6%

Gross profit	16.2%	17.5%	16.6%	17.4%

Operating expenses	11.0%	11.8%	12.4%	12.7%

Income from operations	5.2%	5.7%	4.2%	4.7%

Other income (expense)	(1.1)%	(0.7)%	(1.0)%	(0.5)%

Income before income taxes	4.1%	5.0%	3.2%	4.2%

Provision for income taxes	(1.6)%	(2.0)%	(1.3)%	(1.7)%

Net income including noncontrolling interest	2.5%	3.0%	1.9%	2.5%

Less: net income attributable to noncontrolling interest	0.1%	0.0%	0.0%	0.0%

Net income attributable to Titan Machinery Inc.	2.4%	3.0%	1.9%	2.5%

Three Months Ended October 31, 2012 Compared to Three Months Ended October 31, 2011

Consolidated Results

Revenue

	Three Months Ended October 31,			Percent
	2012	2011	Increase	Change
	(dollars in thousands)
Equipment	$456,168	$312,304	$143,864	46.1%
Parts	72,101	64,468	7,633	11.8%
Service	33,365	29,843	3,522	11.8%
Rental and other	20,478	16,345	4,133	25.3%

Total Revenue	$582,112	$422,960	$159,152	37.6%

The increase in revenue for the third quarter of fiscal 2013, as compared to the same period last year, was due to acquisitions contributing $57.3 million and same-store sales growth contributing $101.9 million to current period revenue. This revenue growth was across all revenue sources and in both our Agriculture and Construction segments. The increase in equipment revenue was primarily due to a strong Agriculture equipment market caused by anticipated strong net farm income for calendar year 2012.

Gross Profit

	Three Months Ended October 31,		Increase/	Percent
	2012	2011	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$42,140	$28,614	$13,526	47.3%
Parts	22,835	20,079	2,756	13.7%
Service	21,754	19,539	2,215	11.3%
Rental and other	7,330	5,765	1,565	27.1%

Total Gross Profit	$94,059	$73,997	$20,062	27.1%

Gross Profit Margin
Equipment	9.2%	9.2%	0.0%	0.0%
Parts	31.7%	31.1%	0.6%	1.9%
Service	65.2%	65.5%	(0.3)%	(0.5)%
Rental and other	35.8%	35.3%	0.5%	1.4%

Total Gross Profit Margin	16.2%	17.5%	(1.3)%	(7.4)%

Gross Profit Mix
Equipment	44.8%	38.7%	6.1%	15.8%
Parts	24.3%	27.1%	(2.8)%	(10.3)%
Service	23.1%	26.4%	(3.3)%	(12.5)%
Rental and other	7.8%	7.8%	0.0%	0.0%

Total Gross Profit Mix	100.0%	100.0%

The $20.1 million increase in gross profit for the third quarter of fiscal 2013, as compared to the same period last year, was primarily due to increased revenue. Acquisitions contributed $8.2 million to the increase in gross profit for the third quarter of fiscal 2013, while increases in same-store gross profit contributed the remaining $11.9 million. The decrease in gross profit margin from 17.5% for the third quarter of fiscal 2012 to 16.2% for the third quarter of fiscal 2013 was primarily due to the change in sales mix, in which our equipment business contributed a larger percentage of our total gross profit, as compared to the same period last year.

Operating Expenses

	Three Months Ended October 31,		Increase/	Percent
	2012	2011	(Decrease)	Change
	(dollars in thousands)
Operating expenses	$63,950	$50,060	$13,890	27.7%
Operating expenses as a percentage of revenue	11.0%	11.8%	(0.8)%	(6.8)%

The $13.9 million increase in operating expenses for the third quarter of fiscal 2013, as compared to the same period last year, was primarily due to the additional costs associated with acquisitions such as compensation, rent, travel and depreciation. As a percentage of total revenue, operating expenses decreased to 11.0% for the third quarter of fiscal 2013 compared to 11.8% for the third quarter of fiscal 2012, primarily due to improved fixed operating cost leverage resulting from higher revenue.

Other Income (Expense)

	Three Months Ended October 31,		Increase/	Percent
	2012	2011	(Decrease)	Change
	(dollars in thousands)
Interest and other income	$258	$307	$(49)	(16.0)%
Floorplan interest expense	(3,704)	(2,625)	1,079	41.1%
Other interest expense	(2,886)	(283)	2,603	919.8%

The increase in floorplan interest expense of $1.1 million and other interest expense of $2.6 million, for the third quarter of fiscal 2013, as compared to the same period in the prior year, was primarily due to the increase in floorplan notes payable and long-term debt balances, including our Senior Convertible Notes issued in April 2012.

Provision for Income Taxes

	Three Months Ended October 31,			Percent
	2012	2011	Increase	Change
	(dollars in thousands)
Provision for income taxes	$9,418	$8,536	$882	10.3%

Our effective tax rate decreased slightly from 40.0% for the third quarter of fiscal 2012 to 39.6% for the third quarter of fiscal 2013.

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

	Three Months Ended October 31,		Increase/	Percent
	2012	2011	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$503,518	$361,601	$141,917	39.2%
Construction	94,852	77,435	17,417	22.5%
Segment revenue	598,370	439,036	159,334	36.3%
Eliminations	(16,258)	(16,076)	(182)	(1.1)%
Total	$582,112	$422,960	$159,152	37.6%

Income Before Income Taxes
Agriculture	$26,060	$20,068	$5,992	29.9%
Construction	519	3,254	(2,735)	(84.1)%
Segment income before income taxes	26,579	23,322	3,257	14.0%
Shared Resources	(2,340)	(1,772)	(568)	(32.1)%
Eliminations	(462)	(214)	(248)	(115.9)%
Income before income taxes	$23,777	$21,336	$2,441	11.4%

Agriculture

Agriculture segment revenue for the third quarter of fiscal 2013 increased 39.2% compared to the same period last year. The revenue increase was due to acquisitions and an Agriculture same-store sales increase of 26.4% over the third quarter of fiscal 2012. The same-store sales growth was positively impacted by a strong equipment market primarily caused by anticipated strong net farm income for calendar year 2012.

Agriculture segment income before income taxes for the third quarter of fiscal 2013 increased 29.9% compared to the same period last year, primarily due to higher revenue. This increase was partially offset by an increase in floorplan interest expense resulting from higher floorplan notes payable balances, as compared to the same period in the prior year.

Construction

Construction segment revenue for the third quarter of fiscal 2013 increased 22.5% compared to the same period last year. The revenue increase was due to acquisitions and a Construction same-store sales increase of 15.2% over the third quarter of fiscal 2012. The same-store sales growth was positively impacted by a growing construction industry in the region in which we do business and an increase in our rental business, reflecting our initiative to expand this growth platform through strategic acquisitions, new store openings, and an increase in the size of our rental fleet.

Our Construction segment income before income taxes for the third quarter of fiscal 2013 decreased 84.1% compared to the same period last year, primarily due to a lower gross profit margin on equipment, and an increase in floorplan interest expense and other interest expense. The decrease in the gross profit margin on equipment was primarily due to competitive markets in the regions in which we operate, caused by an increase in equipment supply in the construction industry and location of our more recently acquired stores in larger metro areas. The increase in floorplan interest expense and other interest expense resulted from an increase in floorplan notes payable balances and rental fleet long-term debt, respectively, as compared to the prior year.

Shared Resources/Eliminations

We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate these net expenses to our segments. Since these allocations are set early in the year, unallocated balances may occur.

Eliminations remove any inter-company revenue or income before income taxes residing in our segment results.

Nine months ended October 31, 2012 Compared to Nine Months Ended October 31, 2011

Consolidated Results

Revenue

	Nine Months Ended October 31,			Percent
	2012	2011	Increase	Change
	(dollars in thousands)
Equipment	$1,084,866	$786,816	$298,050	37.9%
Parts	188,840	155,670	33,170	21.3%
Service	93,583	76,202	17,381	22.8%
Rental and other	46,617	33,286	13,331	40.0%

Total Revenue	$1,413,906	$1,051,974	$361,932	34.4%

The increase in revenue for the nine months ended October 31, 2012, as compared to the same period last year, was due to acquisitions contributing $168.9 million and same-store sales growth contributing $193.0 million to current nine-month period revenue. This revenue growth was across all revenue sources and in both our Agriculture and Construction segments and resulted from a strong Agriculture equipment market primarily caused by anticipated strong net farm income for calendar year 2012, a growing construction industry in the region in which we do business, and growth in the rental business in our Construction segment. The increase in our rental business reflects our initiative to expand this growth platform through strategic acquisitions, new store openings, and an increase in the size of our rental fleet.

Gross Profit

	Nine Months Ended October 31,		Increase/	Percent
	2012	2011	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$99,469	$75,395	$24,074	31.9%
Parts	58,564	47,135	11,429	24.2%
Service	61,135	49,027	12,108	24.7%
Rental and other	15,664	11,094	4,570	41.2%

Total Gross Profit	$234,832	$182,651	$52,181	28.6%

Gross Profit Margin
Equipment	9.2%	9.6%	(0.4)%	(4.2)%
Parts	31.0%	30.3%	0.7%	2.3%
Service	65.3%	64.3%	1.0%	1.6%
Rental and other	33.6%	33.3%	0.3%	0.9%

Total Gross Profit Margin	16.6%	17.4%	(0.8)%	(4.6)%

Gross Profit Mix
Equipment	42.4%	41.3%	1.1%	2.7%
Parts	24.9%	25.8%	(0.9)%	(3.5)%
Service	26.0%	26.8%	(0.8)%	(3.0)%
Rental and other	6.7%	6.1%	0.6%	9.8%

Total Gross Profit Mix	100.0%	100.0%

The $52.2 million increase in gross profit for the nine months ended October 31, 2012, as compared to the same period last year, was primarily due to increased revenue. Acquisitions contributed $26.7 million to the increase in gross profit for the nine months ended October 31, 2012, while increases in same-store gross profit contributed the remaining $25.5 million. The decrease in gross profit margin from 17.4% for the nine months ended October 31, 2011 to 16.6% for the nine months ended October 31, 2012, was primarily due to the change in sales mix, in which our equipment business contributed a larger percentage of our total gross profit, and a decrease in gross profit margin on equipment, as compared to the same period last year. The gross profit margin on equipment was negatively impacted by competitive Agriculture and Construction equipment retail environments in the regions in which we operate and softening of Agriculture customer demand as a result of regional drought conditions. Due to these factors, we were able to maintain sales activity but experienced a compression in our overall equipment margins and in particular our used equipment margins.

Operating Expenses

	Nine Months Ended October 31,		Increase/	Percent
	2012	2011	(Decrease)	Change
	(dollars in thousands)
Operating expenses	$175,313	$133,556	$41,757	31.3%
Operating expenses as a percentage of revenue	12.4%	12.7%	(0.3)%	(2.4)%

The $41.8 million increase in operating expenses for the nine months ended October 31, 2012, as compared to the same period last year, was primarily due to the additional costs associated with acquisitions such as compensation, rent, travel and depreciation. As a percentage of total revenue, operating expenses decreased to 12.4% for the nine months ended October 31, 2012, compared to 12.7% for the same period in the prior year, primarily due to improved fixed operating cost leverage resulting from higher revenue.

Other Income (Expense)

	Nine Months Ended October 31,			Percent
	2012	2011	Increase	Change
	(dollars in thousands)
Interest and other income	$865	$859	$6	0.7%
Floorplan interest expense	(9,022)	(5,121)	3,901	76.2%
Other interest expense	(6,453)	(899)	5,554	617.8%

The increase in floorplan interest expense of $3.9 million and other interest expense of $5.6 million for the nine months ended October 31, 2012, as compared to the same period in the prior year, was primarily due to the increase in floorplan notes payable and long-term debt balances, including our Senior Convertible Notes issued in April 2012.

Provision for Income Taxes

	Nine Months Ended October 31,			Percent
	2012	2011	Increase	Change
	(dollars in thousands)
Provision for income taxes	$17,786	$17,575	$211	1.2%

Our effective tax rate decreased slightly from 40.0% for the nine months ended October 31, 2011 to 39.6% for the nine months ended October 31, 2012.

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

	Nine Months Ended October 31,		Increase/	Percent
	2012	2011	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$1,200,148	$914,932	$285,216	31.2%
Construction	271,728	181,395	90,333	49.8%
Segment revenue	1,471,876	1,096,327	375,549	34.3%
Eliminations	(57,970)	(44,353)	(13,617)	(30.7)%
Total	$1,413,906	$1,051,974	$361,932	34.4%

Income Before Income Taxes
Agriculture	$50,971	$43,964	$7,007	15.9%
Construction	767	4,482	(3,715)	(82.9)%
Segment income before income taxes	51,738	48,446	3,292	6.8%
Shared Resources	(4,843)	(3,786)	(1,057)	(27.9)%
Eliminations	(1,986)	(726)	(1,260)	(173.6)%
Income before income taxes	$44,909	$43,934	$975	2.2%

Agriculture

Agriculture segment revenue for the nine months ended October 31, 2012 increased 31.2% compared to the same period last year. The revenue increase was due to acquisitions and an Agriculture same-store sales increase of 17.7%, as compared to the same period in the prior year. The same-store sales growth was positively impacted by a strong equipment market primarily caused by anticipated strong net farm income for calendar year 2012.

Agriculture segment income before income taxes for the nine months ended October 31, 2012 increased 15.9% compared to the same period last year, primarily due to higher Agriculture segment revenue. This increase was partially offset by a decrease in gross profit margin for equipment, which was negatively impacted by increased equipment availability in the market resulting in a competitive equipment retail environment and softening of Agriculture customer demand as a result of regional drought conditions, and an increase in floorplan interest expense resulting from higher floorplan notes payable balances, as compared to the same period in the prior year.

Construction

Construction segment revenue for the nine months ended October 31, 2012 increased 49.8% compared to the same period last year. The revenue increase was due to acquisitions and a Construction same-store sales increase of 28.4% as compared to the same period in the prior year. The same-store sales growth was positively impacted by a growing construction industry in the region in which we do business and an increase in our rental business, reflecting our initiative to expand this growth platform through strategic acquisitions, new store openings, and an increase in the size of our rental fleet.

Construction segment income before income taxes for the nine months ended October 31, 2012 decreased 82.9% compared to the same period last year, primarily due to a lower gross profit margin on equipment and an increase in floorplan interest expense and other interest expense. The decrease in the gross profit margin on equipment was primarily due to competitive markets in the regions in which we operate, caused by an increase in equipment supply in the construction industry and location of our more recently acquired stores in larger metro areas. The increase in floorplan interest expense and other interest expense resulted from an increase in floorplan notes payable balances and rental fleet long-term debt, respectively, as compared to the prior year.

Shared Resources/Eliminations

We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate these net expenses to our segments. Since these allocations are set early in the year, unallocated balances may occur.

Eliminations remove any inter-company revenue or income before income taxes residing in our segment results.

Liquidity and Capital Resources

Cash Flow from Operating Activities

For the nine months ended October 31, 2012, cash used for operating activities was $172.7 million. Our cash used for operating activities was primarily the result of an increase in net cash for inventories of $212.9 million, a net decrease in accounts payable, customer deposits, accrued expenses and other long-term liabilities of $19.8 million and a net increase in receivables, prepaid expenses and other assets of $13.8 million. This amount was principally offset by our reported net income including noncontrolling interest of $27.1 million, an add-back of non-cash depreciation and amortization of $17.5 million and a net increase in floorplan notes payable of $18.1 million. The increase in inventories primarily reflects new equipment stocking to support forecasted equipment sales. Given the increased new equipment supply in the agriculture industry, we have adjusted our strategy for new equipment inventory and expect this strategy to result in a decrease of new equipment inventory, excluding acquisitions, during the last quarter of fiscal 2013. We evaluate our cash flow from operating activities net of all floorplan activity. Taking this adjustment into account, our non-GAAP cash flow used for operating activities was $32.9 million and $14.1 million for the nine months ended October 31, 2012 and 2011, respectively. For a reconciliation of this non-GAAP financial measure, please see the Non-GAAP Cash Flow Reconciliation below.

For the nine months ended October 31, 2011, cash used for operating activities was $176.8 million. Our cash used for operating activities was primarily the result of an increase in net cash for inventories of $232.5 million. This amount was principally offset by our reported net income including noncontrolling interest of $26.4 million, an add-back of non-cash depreciation and amortization of $10.2 million, and an increase in accounts payable, customer deposits, accrued expenses and other long-term liabilities of $14.6 million. The increase in inventories primarily reflected new equipment stocking to support forecasted equipment sales.

Cash Flow from Investing Activities

For the nine months ended October 31, 2012, cash used for investing activities was $47.9 million. Our cash used for investing activities primarily consisted of purchases of equipment dealerships (net of cash purchased) of $16.2 million, purchases of rental fleet of $15.0 million and purchases of property and equipment (excluding rental fleet) of $20.7 million.

For the nine months ended October 31, 2011, cash used for investing activities was $47.2 million. Our cash used for investing activities primarily consisted of purchases of equipment dealerships (net of cash purchased) of $38.6 million and purchases of property and equipment (excluding rental fleet) of $10.9 million.

Cash Flow from Financing Activities

For the nine months ended October 31, 2012, cash provided by financing activities was $257.3 million. Our cash provided by financing activities was primarily the result of proceeds from our Senior Convertible Notes offering of $145.2 million and an increase in non-manufacturer floorplan notes payable of $118.7 million, offset by principal payments exceeding proceeds from long-term debt by $8.9 million. We used the proceeds from our Senior Convertible Notes to reduce certain interest-bearing floorplan notes payable and long-term debt balances.

For the nine months ended October 31, 2011, cash provided by financing activities was $245.8 million. Cash provided by financing activities was primarily the result of an increase in non-manufacturer floorplan notes payable of $162.7 million, $74.9 million in net proceeds from our follow-on offering, and proceeds from long-term debt borrowings exceeding principal payments on long-term debt by $7.9 million.

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

•                  Impact of senior convertible notes: We issued $150.0 million of Senior Convertible Notes (the “Convertible Notes”) in April 2012. We used a significant amount of the proceeds from the Convertible Notes to reduce our floorplan notes payable balances, resulting in a higher level of equity in our equipment inventory than we have historically maintained. To analyze the impact of this fluctuation of equity in our equipment inventory, we use this adjustment to maintain a constant level of equipment financing. The adjustment is equal to the difference between our actual equity in inventory at the balance sheet date and our historical average level of equity in inventory of 15%. GAAP categorizes proceeds from our Convertible Notes offering as financing activities in the consolidated statements of cash flows.

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

		Adjustment	Adjustment	Non-GAAP
	As Reported	(1)	(2)	Measures
	(in thousands)
Nine months ended October 31, 2012
Net cash provided by (used for) operating activities	$(172,673)	$118,655	$21,077	$(32,941)
Net cash provided by (used for) financing activities	257,317	(118,655)	(21,077)	117,585

Nine months ended October 31, 2011
Net cash provided by (used for) operating activities	$(176,842)	$162,698	$—	$(14,144)
Net cash provided by (used for) financing activities	245,784	(162,698)	—	83,086

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

Forward-looking statements include all statements based on future expectations and specifically include, among other things, all statements relating to our expectations regarding the benefits of certain acquisitions, our expectations regarding the closing of certain acquisitions, equipment inventory expectations, evaluation of the operating effectiveness of key internal controls, obligations under our Senior Convertible Notes and our primary liquidity sources and adequacy of our capital resources. Any statements that are not based upon historical facts, including the outcome of events that have not yet occurred and our expectations for future performance, are forward-looking statements. The words “potential,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” “plan,” “anticipate,” and similar words and expressions are intended to identify forward-looking statements. Such statements are based upon the current beliefs and expectations of our management. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, adverse market conditions in the agricultural and construction equipment industries, the continuation of unfavorable conditions in the credit markets and those matters identified and discussed in our Annual Report on Form 10-K under the section titled “Risk Factors.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices such as interest rates. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair value but do impact future earnings and cash flows, assuming other factors are held constant. We have both fixed and floating-rate financing.

Based upon balances and interest rates as of October 31, 2012, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $4.5 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $4.5 million. At October 31, 2012, we had variable rate floorplan notes payable of $782.4 million, of which approximately $419.8 million was interest-bearing, variable notes payable and long-term debt of $26.0 million, and fixed rate notes payable and long-term debt of $53.5 million.

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

Our international operations expose us to risks regarding fluctuations in foreign currency exchange rates and our related hedging activities cannot eliminate all risk to which we are exposed.

The functional currency for most of our international subsidiaries is the applicable local currency.  When the U.S. dollar strengthens or weakens against a foreign currency, the relative value of revenue recognized and the operating results of our international subsidiaries decreases or increases, respectively.  As a result, fluctuations in foreign currency exchange rates, which we cannot predict, may adversely affect the results of our operations, the value of our foreign assets and liabilities and our cash flows.

To protect the value of the our investments in our foreign operations against adverse changes in foreign currency exchange rates, we may, from time to time, hedge a portion of our net investment in one or more of our foreign subsidiaries through the use of derivative instruments. In addition, we may use derivative instruments to hedge the effects of fluctuations in exchange rates on outstanding intercompany loans.  However, our hedging activities may not fully eliminate all foreign currency risk to which we are exposed.

The use of derivative instruments exposes us to counterparty credit risk whereby our results of operations and cash flows may be negatively impacted if the counterparties to our derivative instruments are not able to satisfy their obligations to us.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                MINE SAFETY DISCLOSURES

None.

ITEM 5.                OTHER INFORMATION

On November 20, 2012, we entered into a letter agreement amendment to our Amended and Restated Wholesale Floorplan Credit Facility and Security Agreement, dated November 13, 2007, as amended, with CNH Capital America LLC.  The amendment, dated effective October 31, 2012, increases our wholesale floorplan credit limit by $100.0 million, from $350.0 million to $450.0 million.  There were no other changes to the credit facility.

Effective December 4, 2012, the Company entered into a first amendment to its amended and restated credit agreement, dated March 30, 2012, by and among the Company, Wells Fargo Bank, National Association, and the Lenders party thereto.  The amendment increased the floorplan line of credit under the agreement from $300.0 million to $375.0 million, amended the interest rate on outstanding balances from LIBOR plus an applicable margin of 1.5% to 2.0% to LIBOR plus an applicable margin of 1.5% to 2.625%, and changed certain financial covenants.  The remainder of the agreement remained materially unchanged.

ITEM 6.                EXHIBITS

Exhibits - See “Exhibit Index” on page following signatures

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 6, 2012

TITAN MACHINERY INC.

By	/s/ Mark P. Kalvoda
Mark P. Kalvoda
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

TITAN MACHINERY INC.

FORM 10-Q

Exhibit No.	Description

*10.1	Letter Agreement Amendment, dated November 20, 2012, to Amended and Restated Wholesale Floorplan Credit Facility and Security Agreement with CNH Capital America LLC.

*10.2	First Amendment to Amended and Restated Credit Agreement, dated as of December 4, 2012, by and among the Company, Wells Fargo Bank, National Association, and the Lenders party thereto.

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101

Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended October 31, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

*Filed herewith

** Furnished herewith