Form 10-K
period 2013-01-31
Titan Machinery Inc.
filed 2013-04-10
CIK 1409171

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 31, 2013

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of our common stock held by non-affiliates as of July 31, 2012 was approximately $483.3 million (based on the last sale price of $28.44 per share on such date as reported on The NASDAQ Global Select Market).

         The number of shares outstanding of the registrant's common stock as of March 31, 2013 was 21,096,115 shares.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for the registrant's 2013 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report.

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

i

ITEM 1.    BUSINESS

Our Company

Overview

        We own and operate a network of full service agricultural and construction equipment stores in the United States and Europe. Based upon information provided to us by CNH Global N.V. or its U.S. subsidiary CNH America, LLC, collectively referred to in this Form 10-K as CNH, we are the largest retail dealer of Case IH Agriculture equipment in the world, the largest retail dealer of Case Construction equipment in North America and a major retail dealer of New Holland Agriculture and New Holland Construction equipment in the U.S. We have two primary business segments, Agriculture and Construction, within which we sell and rent new and used equipment, sell parts, and service the equipment in the areas surrounding our stores.

        The agricultural equipment we sell and service includes machinery and attachments for uses ranging from large-scale farming to home and garden purposes. The construction equipment we sell and service includes heavy construction and light industrial machinery for commercial and residential construction, road and highway construction and mining. Within each of our operating segments, we engage in four principal business activities:

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

        We offer our customers a one-stop solution by providing equipment and parts sales, repair and maintenance services and rental functions in each store. Our full service approach provides us with multiple points of customer contact and substantial cross-selling opportunities. We believe our mix of equipment and recurring parts and service sales enables us to operate effectively throughout economic cycles. We also believe our significant scale, superior customer service, diverse and stable customer base, management reporting system and experienced management team provide us with a competitive advantage in many of our local markets.

        Throughout our 33-year operating history we have built an extensive, geographically contiguous network of 106 stores in the U.S., including two outlet stores, and 14 stores in Europe. Our Agriculture stores in the U.S. are located in highly productive farming regions, including the Red River valley in eastern North Dakota and northwestern Minnesota, certain portions of the corn belt in Iowa, eastern South Dakota and southern Minnesota, and along the Interstate-80 corridor in Nebraska, which sits on top of the Ogallala Aquifer. Our Agriculture stores in Europe are located in Bulgaria, Romania, Serbia and Ukraine. Our Construction stores are located in Arizona, Colorado, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, South Dakota, Wisconsin and Wyoming.

        Our executives have extensive industry experience. David Meyer, our Chairman and Chief Executive Officer, founded our company in 1980. In 2002, we acquired two stores owned by C.I. Farm Power, Inc., a business owned by our President and Chief Operating Officer, Peter Christianson, which he co-founded in 1988. Based on our collective industry experience, we developed the Titan Operating Model, which combines management accountability and decision-making at the store level with centralized, back-office support and expertise. Our executives work closely with our store managers to develop the managers' industry knowledge and ensure these managers achieve operational excellence consistent with our management philosophy.

        We have a history of successful growth through acquisitions. Since January 1, 2003, we have completed 51 acquisitions consisting of 109 stores operating in 11 states and four European countries, including 36 acquisitions consisting of 78 stores completed since our initial public offering on December 11, 2007. We have a well-established track record of successfully integrating acquired stores through the Titan Operating Model, retaining acquired-store employees and maintaining acquired-store customer relationships. We expect that acquisitions will continue to be an important component of our consolidated and segment growth.

Industry Overview

Agricultural Equipment Industry

        Agricultural equipment is purchased primarily for the production of food, fiber, feed grain and feedstock for renewable energy. Certain equipment is also purchased for home and garden applications and maintenance of commercial, residential and government properties. Deere & Company ("Deere"), CNH and AGCO Corporation are the largest global manufacturers of agricultural equipment and supply a full line of equipment and parts that address the primary machinery requirements of farmers. For the most recent fiscal year-ends for which information is currently available, revenue from agriculture operations was $27.1 billion for Deere, $15.7 billion for CNH and $10.0 billion for AGCO Corporation. In addition to the major manufacturers, several short-line manufacturers produce specialized equipment that addresses regional and niche requirements of farmers. Agricultural equipment manufacturers typically grant dealers in the U.S. authorized store locations, not exclusive territories, to distribute their products.

        We believe there are many factors that influence demand for agricultural equipment, parts and repair and maintenance services, including commodity markets, interest rates, government policies, weather and general economic conditions. Any of these conditions can change materially in a short time period, creating volatility in demand for our products and services at any point in time. Government policies also influence demand for agricultural equipment. Legislation, most notably the U.S. Farm Bill and the Farm Security and Rural Investment Act of 2002, attempts to stabilize the agriculture industry through various policies including (i) commodity programs consisting of direct, counter-cyclical and price support payments to farmers; (ii) conservation programs; (iii) crop insurance programs; and (iv) disaster relief programs. We believe that these various federal policies reduce financial volatility and help ensure that farmers operate their farms and equipment during economic down cycles, thus stabilizing demand for equipment, replacement parts and repair and maintenance services.

Construction Equipment Industry

        Construction equipment is purchased primarily for commercial, residential and infrastructure construction, as well as for demolition, maintenance, mining, energy production and forestry operations. The market for construction equipment is segmented across multiple categories including earth moving, lifting, light industrial, asphalt and paving, and concrete and aggregate equipment. We believe Caterpillar, Inc., Komatsu Ltd., the Volvo Group, Deere, CNH, Terex Corporation and Ingersoll-Rand Co. Ltd. are the largest global manufacturers of construction equipment. These companies generated revenue from their construction operations of $63.1 billion for Caterpillar Inc., $24.2 billion for Komatsu Ltd., $9.8 billion for Volvo Group, $6.4 billion for Deere, $3.8 billion for

CNH and $1.3 billion for Terex Corporation for the most recent fiscal year-ends for which information is currently available. As in the agricultural equipment market, distribution of construction equipment in the U.S. is executed primarily by manufacturer authorized dealers; however, manufacturers' dealership agreements in the construction industry typically assign exclusive distribution territories.

        Construction machinery is generally divided into "heavy" and "light" subgroups. Heavy machinery includes large wheel loaders, large tracked excavators, cranes, crawler dozers, motor graders and articulated haul trucks. Light machinery includes backhoe landscape tractors, forklifts, compact excavators and skid steers. Heavy machinery is generally purchased by construction companies, municipalities, local governments, rental fleet owners, quarrying and mining companies, waste management companies and forestry-related organizations. Typically, light machinery is purchased by contractors, rental fleet owners, landscapers, logistics companies, farmers and recreational users. Although demand for construction equipment is affected by weather and seasonal factors, it is usually less susceptible to seasonal changes than the agricultural equipment industry.

        CNH and industry reports show demand for construction equipment in our markets is driven by several factors, including (i) public infrastructure spending on roads, highways, sewer and water projects, and other public works projects; (ii) public and private expenditures for the energy and mining industries, which is driven in part by demand for fossil fuels, metals and other commodities; and (iii) general economic and market conditions of the construction sector for residential and commercial buildings. We expect to benefit from the need for equipment to establish the infrastructure necessary to extract natural resources, particularly in North Dakota, as consumer and wholesale consumption accelerates.

Titan Operating Model

        We believe the Titan Operating Model is a key element to our continued success. Through the Titan Operating Model, we empower leadership and share best practices at the store level while realizing efficiencies at the corporate level. We believe exceptional customer service is most effectively attained through accountable store employees who are supported by centralized administrative, finance and marketing functions. By managing our business as a network of independent stores supported by a centralized, shared resources group, we ensure coordination of the entire enterprise while promoting the development of local business and customer relationships at the store level. We have implemented the Titan Operating Model in our North American stores within our Agriculture and Construction reporting segments.

Strong Store Model

        Each of our stores is run by a store manager who is reviewed and compensated based on the store's achievement of revenue, profitability, market share and balance sheet objectives. Also, each store is typically staffed by a parts manager, a service manager and field marketers, and our Construction stores are staffed with rental account managers, all of whom report directly to the store manager. Under our operating model, decision-making for customer-related issues is decentralized, with each store manager responsible for matters such as the type of equipment to stock, equipment pricing, staffing levels and customer satisfaction. This operating model enables each store manager to concentrate on customers' equipment, parts, service and rental needs, while our shared resources group manages the administrative functions of the store. We believe customers in our industry view store managers and sales and service personnel as important partners in operating their businesses. Therefore, we believe developing and supporting strong store managers enables us to grow same-store sales through fostering new customer relationships and further developing existing customer relationships.

Shared Resources

        Our shared resources group provides a range of services to support our stores, including warranty and service administration, information technology support, administration, marketing campaigns, human resources management, finance and insurance, central purchasing, accounting, legal, data administration and cash management. We believe these functions can be run more efficiently when combined and can provide more sophisticated tools to our store managers than an independent dealership could support alone. We maintain accountability through our management reporting systems, which provide data on certain key operational and financial metrics on a daily basis, as well as a comprehensive review of financial performance on a monthly basis. We believe the services provided by our shared resources group enables our stores to achieve a higher level of customer service by freeing them from certain general and administrative functions and enables a more competitive market presence at a lower cost than if our stores operated independently. Furthermore, as we acquire new stores, we believe the shared services required to support these stores will grow at a lower rate than our overall growth in store count.

Management Development and Succession Planning

        Our executives work closely with our regional and store managers and mid-level corporate managers to ensure the managers benefit from our executives' industry knowledge and execute operational excellence in line with our management philosophy. We also conduct formal meetings on a monthly basis with our store managers and regional managers to assess operational and financial objectives, develop near-term strategies and share best practices across the organization. We believe the relationships between our executives, segment vice presidents, regional managers, store managers and mid-level corporate managers will sustain our financial success through continued implementation of our effective operating model, by providing a strong pool of capable successors to our current team of executives, regional managers and store managers. Further, we seek to staff our stores with entrepreneurial individuals trained, including through our programs, and motivated to progress to higher level management positions.

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

Leading North American Equipment Provider with Significant Scale

        According to CNH, we are the largest retail dealer of Case IH Agriculture equipment in the world, the largest retail dealer of Case Construction equipment in North America and a major retail dealer of New Holland Agriculture and New Holland Construction equipment in the U.S. We believe our size and large, contiguous geographic market provide us with several competitive advantages including:

  •
  our ability to manage inventory by empowering each individual store with inventory management responsibility and access to our centralized inventory management system, thus allowing inventory exchanges among the stores, which permits us to maintain only the inventory deemed needed by each store while providing significant breadth of parts and equipment to our customers;

  •
  our ability to use expanded sales channels, including used equipment listings hosted on our website, which enables us to offer our customers alternative purchasing options; and

  •
  our ability to sell inventory to customers in a large geographic area covering Arizona, Colorado, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, South Dakota, Wisconsin and Wyoming, which enables us to capitalize on crop diversification and disparate weather throughout this area, as well as local trends in residential, infrastructure and commercial construction.

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

Superior Customer Service to Attract and Retain Customers

        We believe our ability to respond quickly to our customers' demands is key to profitable growth. Our executives are committed to maintaining a customer-focused culture. We spend significant time and resources training our employees to effectively service our customers in each of our local markets, which we believe will increase our revenue. Our training program involves active participation in all manufacturer-sponsored training programs and the use of industry experts as consultants for customized training programs and a training team to assist in the integration of newly-acquired operations. We also partner with several technical colleges to sponsor students who we plan to eventually employ. In particular, the following capabilities enable us to better service our customers:

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

Diverse and Stable Customer Base to Avoid Market Volatility

        We believe our large and diverse customer base limits our exposure to risks associated with customer concentration and fluctuations in local market conditions. We have long and stable relationships with many of our customers. During fiscal 2013, none of our customers accounted for more than 1.0% of our total revenue. During fiscal 2013, we did not derive material revenues from external customers located outside of the United States.

Information Technology Systems

        Our management reporting systems provide the data and reports that facilitate our ability to make informed decisions. We use these systems to actively manage our business and enable each store to access the available inventory of our other stores before ordering additional parts or equipment from our suppliers. As a result, we manage our investment in inventory while promptly satisfying our customers' parts and equipment needs. Our customer relationship management system provides sales and customer information and other organizational tools to assist our field marketers, parts managers and service managers. In addition, our management reporting systems facilitate training and foster development of management personnel.

Experienced Management Team to Implement our Growth Strategy

        Our executive team is led by David Meyer, our Chairman and Chief Executive Officer, and Peter Christianson, our President and Chief Operating Officer, who have approximately 38 and 34 years, respectively, of industry experience. Our segment vice presidents, regional managers, store managers and field marketers also have extensive knowledge and experience in our industry. In addition, we compensate, develop and review our regional managers and store managers based on an approach that aligns their incentives with the goals and objectives of our company, including achievement of revenue, profitability, market share and balance sheet objectives. We believe the strength of our management team will help our success in the marketplace.

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

Pursue Strategic Acquisitions

        The agricultural and construction equipment industries are fragmented and consist of many relatively small, independent businesses servicing discrete local markets. We believe a favorable climate for dealership consolidation exists due to several factors, including the competitiveness of our industry, growing dealer capitalization requirements and the lack of succession alternatives for current owners. We intend to continue to evaluate and pursue acquisitions with the objectives of entering new markets, consolidating distribution within our established network and strengthening our competitive position.

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

        We believe that we are effectively able to identify attractive acquisition candidates due to our leadership position in the industry, our track record of completing and integrating acquisitions, and our contacts in and knowledge of our industry and geographic region. We regularly assess the acquisition landscape, evaluating potential acquisition candidates in terms of their availability and desirability to our long-term growth strategy. In addition, we believe acquisition economics in our industry have been and will continue to be conducive to executing our long-term growth strategy. Typically, we acquire only the fixed assets, working capital and selected inventory we believe are necessary to run an efficient store based on the Titan Operating Model and assume only the liabilities related to financing the inventory and working capital acquired, although we sometimes acquire all the equity of a company. We, therefore, typically calculate our net purchase price of an acquisition as the value paid for the assets acquired less the amount of any liabilities assumed. Upon completion of an acquisition we seek to re-finance the inventory acquired according to the parts and floorplan financing parameters of the Titan Operating Model. We believe our management team's experience in evaluating potential acquisition candidates helps them determine whether a particular dealership can be successfully integrated into our existing operations and enables them to structure mutually beneficial purchase terms.

        The consent of CNH is required to acquire any CNH dealership. The consent of the group of banks led by Wells Fargo Bank, National Association (the "Wells Fargo Bank Syndicate") is required for the acquisition of dealerships meeting certain thresholds or other criteria defined in our Senior Secured Credit Facility, as amended and restated (the "Credit Agreement").

        We have completed the acquisition of 51 dealers, totaling 109 stores, since January 1, 2003. Of these acquisitions, 38 dealers consisting of 69 stores are included in the Agriculture segment and 13 dealers consisting of 40 stores are included in the Construction segment. Certain stores are included in the Agriculture segment but also sell some construction equipment. See Item 2 for more information about our current store locations.

Integrate New Dealers into the Titan Operating Model

        We have developed the Titan Operating Model to optimize the performance and profitability of each of our stores. Upon consummation of each North American acquisition, we integrate acquired stores into our operations by implementing the Titan Operating Model to enhance each acquired store's performance within its target market. We generally complete integration of a store within 18 months, although it may take longer for acquired stores to fully realize the benefits of the Titan Operating Model. We believe the Titan Operating Model provides us with multiple points of customer contact, creates cross-selling opportunities, fosters strong customer relationships and supports a culture of individual accountability that increases our revenue and provides a strong platform for future growth.

Suppliers

CNH—Case IH Agriculture, Case Construction, New Holland Agriculture and New Holland Construction

        We have a longstanding relationship with CNH and, according to CNH, are the largest retail dealer of Case IH Agriculture equipment in the world and the largest retail dealer of Case Construction equipment in North America. We have been an authorized dealer of Case agricultural equipment since our inception in 1980. We added the other CNH brands as Case grew, acquired other brands and merged with New Holland in 1999 to form CNH. Approximately 82% of the new agricultural equipment and 64% of the new construction equipment we sold in fiscal 2013 was purchased from CNH.

        CNH is a global leader in the agricultural and construction equipment industries based on the number of units sold. In 2012, CNH had $20.4 billion in worldwide revenue, with agricultural equipment accounting for approximately 77% and construction equipment accounting for approximately 18% of CNH's total revenue. In addition, CNH provides financing and insurance products and services to its end-user customers and authorized dealers through its CNH Capital America, LLC ("CNH Capital") business unit. CNH is a publicly-traded company and a majority-owned subsidiary of Fiat Industrial S.p.A.

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

        CNH is one of the world's largest manufacturers of construction equipment in terms of market share, owning and operating the Case Construction, New Holland Construction and Kobelco brands. CNH's construction equipment dealers are assigned a specific geographic area of responsibility within which the dealers have the right to sell new Case Construction, New Holland Construction and/or Kobelco equipment.

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

        Based upon information provided to us by CNH, we are the largest retail dealer of Case IH Agriculture equipment in the world, the largest retail dealer of Case Construction equipment in North America and a major retail dealer of New Holland Agriculture and New Holland Construction equipment in the U.S. Thus, our relationship with CNH entities is more than a typical supply relationship; it is strategic for both our company and CNH. In that regard, it is in our mutual interests to maintain the longstanding strong relationship we share.

Other Suppliers

        In addition to products supplied by CNH, we sell a variety of new equipment, parts and attachments supplied by other manufacturers. These products tend to address specialized niche markets and complement the CNH products we sell by filling gaps in the CNH line of products. We believe our offering of products for specialized niche markets supports our goal of being a one-stop solution for equipment needs at each of our stores. Approximately 21% of our total new equipment sales in fiscal 2013 resulted from sales of products manufactured by companies other than CNH, with our single largest manufacturer other than CNH representing approximately 2% of our total new equipment sales. The terms of our arrangements with these other suppliers vary, but most of the dealership agreements contain termination provisions allowing the supplier to terminate the agreement after a specified notice period, which is typically 30 days. Payment and financing practices with these other suppliers are similar to those practices described above with respect to CNH entities.

Operating Segments, Products and Services

        We operate our business in two reportable segments, Agriculture and Construction. Within each of our Agriculture and Construction segments, we have four principal sources of revenue: new and used equipment sales, parts sales, repair and maintenance service and equipment rental and other business activities. See Note 18 to our consolidated financial statements included elsewhere in this annual report for additional information regarding our segments and our international operations.

Equipment Sales

        We sell new agricultural and construction equipment manufactured under the CNH family of brands as well as equipment from a variety of other manufacturers. The used equipment we sell is primarily from inventory acquired through trade-ins from our customers and selective purchases. The agricultural equipment we sell and service includes application equipment and sprayers, combines and attachments, hay and forage equipment, planting and seeding equipment, precision farming technology, tillage equipment, and tractors. The construction equipment we sell and service includes articulated trucks, compact track loaders, compaction equipment, cranes, crawler dozers, excavators, forklifts, loader/backhoes, loader/tool carriers, motor graders, skid steer loaders, telehandlers and wheel loaders. We sell new and used equipment through our in-house retail sales force, which is organized by geography and operating segment. We also sell used equipment through our outlet stores. We believe this organizational structure improves the effectiveness of our sales force, better serves our customers and helps us negotiate advantageous trade-in purchase terms. Equipment sales generate cross-selling opportunities for us by populating our markets with equipment we repair and maintain and for which we sell parts. For the year ended January 31, 2013, equipment revenue was $1.8 billion, representing 80.3% of total revenue for the period.

Parts Sales

        We sell a broad range of maintenance and replacement parts on equipment that we sell, as well as other types of equipment. We maintain an extensive in-house parts inventory to provide timely parts and repair and maintenance support to our customers. We generally are able to acquire out-of-stock parts directly from manufacturers within two business days. Our parts sales provide us with a relatively stable revenue stream that is less sensitive to economic cycles than our equipment sales. For the year ended January 31, 2013, parts revenue was $242.4 million, representing 11.0% of total revenue for the period.

Repair and Maintenance Services

        We provide repair and maintenance services, including warranty repairs, for our customers' equipment. Each of our stores includes service bays staffed by trained service technicians. Our technicians are also available to make on-site repairs. In addition, we provide proactive and comprehensive customer service by maintaining service histories for each piece of equipment owned by our customers, maintaining 24/7 service hours in times of peak service usage, providing on-site repair services, scheduling off-season maintenance activities with customers, notifying customers of periodic service requirements and providing training programs to customers to educate them as to standard maintenance requirements. At the time equipment is purchased, we also offer customers the option of purchasing extended warranty protection provided by our suppliers. Our after-market services have historically provided us with a high-margin, relatively stable source of revenue through changing economic cycles. For the year ended January 31, 2013, service revenue was $127.8 million, representing 5.8% of total revenue for the period.

Equipment Rental and Other Business Activities

        We rent equipment to our customers on a short-term basis for periods ranging from a few days to a few months. We actively manage the size, quality, age and composition of our rental fleet and use our information technology systems to closely monitor and analyze customer demand and rate trends. We maintain the quality of our fleet through our on-site parts and services support and dispose of rental equipment through our retail sales force. Our rental activities create cross-selling opportunities for us in equipment sales. In addition, we provide ancillary equipment support activities such as equipment transportation, GPS signal subscriptions in connection with precision farming and reselling CNH Capital finance and insurance products. For the year ended January 31, 2013, rental and other revenue was $64.4 million, representing 2.9% of total revenue for the period.

Geographic Information

        Revenue generated from sales to customers outside of the United States was $72.5 million, $5.9 million and $2.5 million for the years ended January 31, 2013, 2012 and 2011, respectively. As of January 31, 2013 and 2012, $5.4 million and $2.1 million of our long-lived assets were held in our European subsidiaries, respectively.

Customers

        Our Agriculture customers vary from small, single machine owners to large farming operations, primarily in the states of Iowa, Minnesota, Nebraska, North Dakota and South Dakota, and European countries of Bulgaria, Romania, Serbia and Ukraine. In fiscal 2013, no single customer accounted for more than 1.0% of our Agriculture revenue.

        Our Construction customers include a wide range of construction contractors, public utilities, municipalities and maintenance contractors, primarily in the states of Arizona, Colorado, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, South Dakota, Wisconsin and Wyoming. They vary from small, single machine owners to large contracting firms. In fiscal 2013, no single customer accounted for more than 1.0% of our Construction revenue.

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

CNH Capital

        CNH Capital offers floorplan financing to CNH dealers to finance the purchase of inventory from both CNH and other suppliers. CNH Capital provides this financing in part to enable dealers to carry representative inventories of equipment and encourage the purchase of goods by dealers in advance of seasonal retail demand. CNH Capital charges variable market rates of interest based on the prime rate on balances outstanding after any interest-free periods and retains a security interest in all of our assets, including inventories, which it inspects periodically. The interest-free periods, which CNH offers periodically in the form of additional incentives or special offers, typically average four months for new and used agriculture equipment and new construction equipment. CNH Capital also provides financing for used equipment accepted in trade, repossessed equipment and approved equipment from other suppliers, and receives a security interest in such equipment.

Other Financing Sources for Equipment

        In addition to the financing provided by CNH Capital, financing also may be available through floorplan financing programs offered by our other suppliers, which may be financed by such suppliers themselves or through third party lenders.

Other Financing

        We have a Credit Agreement with the Wells Fargo Bank Syndicate, which includes a $375.0 million wholesale floorplan line of credit to finance equipment inventory purchases.

Sales and Marketing

        As part of the Titan Operating Model, we have centralized sales support and marketing management. All of our stores benefit from our centralized media buys, strategic planning, sales support and training. At the same time, however, we provide our store managers and their sales teams with flexibility to localize sales and marketing.

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

Remarketing Division

        Our remarketing division capitalizes on sales opportunities for aged used equipment transferred out of our retail stores. We have opened two outlet stores that sell used equipment. In addition, we are actively engaged in marketing equipment through our website.

Competition

        The agricultural and construction equipment sales and distribution industries are highly competitive and fragmented, with large numbers of companies operating on a regional or local scale. Our competitors range from multi-location, regional operators to single-location, local dealers and include dealers and distributors of competing equipment brands, including Deere, Caterpillar and the AGCO family of brands, as well as other dealers and distributors of the CNH family of brands. Competition among equipment dealers, whether they offer agricultural or construction products or both, is primarily based on the price, value, reputation, quality and design of the products offered by the dealer, the customer service and repair and maintenance service provided by the dealer, the availability of equipment and parts and the accessibility of stores. While we believe we compete favorably on each of the identified competitive factors, our sales and margins may be impacted depending on (i) the extent of aggressive pricing competition through manufacturer discount programs or other competitive pricing tactics, (ii) our ability to obtain higher service gross margins based on our service quality and reputation and (iii) our ability to attract new and maintain existing customers based on the availability and quality of the products we offer and our local relationships and reputation.

        The number of agricultural and construction equipment dealers operating on a regional scale is limited and we are one of the principal regional-scale agricultural and construction equipment dealers in the U.S. The primary regional-scale equipment dealers with whom we compete in the U.S. include RDO Equipment Co., Butler Machinery, Ziegler Inc. and Brandt Holdings Co. RDO Equipment Co. is a Deere and Vermeer agricultural and construction equipment dealer with 60 dealerships in nine states, including North Dakota, South Dakota, Minnesota, Arizona and Montana. Butler Machinery is a Caterpillar construction and AGCO agriculture equipment dealer with 13 locations in North Dakota and South Dakota. Ziegler Inc. is a Caterpillar construction and AGCO agriculture equipment dealer with 23 locations in four states, including Minnesota, Iowa and Wisconsin. Brandt Holdings owns Deere, Vermeer and Bobcat construction and agricultural equipment dealers with 24 locations in eight states including Iowa, Minnesota, Nebraska, North Dakota, and South Dakota.

Information Technology Systems

        We are in the process of implementing a new enterprise resource planning ("ERP") system supported by JDEdwards that will replace our previous management reporting system, which was developed and supported by Dealer Information Systems Corporation. We have been implementing our new ERP system in stages and anticipate having all of our U.S. stores operating on it by the end of Fiscal 2014. Our information system enables us to closely monitor our performance and actively manage our business on a consolidated and segment basis and includes features that were enhanced to support the Titan Operating Model, including detailed store-based financial reporting, inventory management and customer relationship management.

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

Corporate Information

        We are incorporated as a Delaware corporation. Our executive offices are located at 644 East Beaton Drive, West Fargo, ND 58078-2648. Our telephone number is (701) 356-0130. We maintain a web site at www.titanmachinery.com.

Intellectual Property

        We have registered trademarks for certain names and designs used in our business and have trademark applications pending for certain others. We generally operate each of our stores under the Titan Machinery name. Case IH, Case and New Holland are registered trademarks of CNH, which we use in connection with advertisements and sales as authorized under our dealership agreements. We license trademarks and trade names of new equipment from other suppliers of equipment to us.

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

Employees

        As of April 1, 2013, we employed 2,447 full-time and 336 part-time employees. None of our employees are covered by a collective bargaining agreement. We believe our relations with our employees are good.

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

        The majority of our business involves the distribution and servicing of equipment manufactured by CNH. In fiscal 2013, CNH supplied approximately 82% of the new agricultural equipment and 64% of the new construction equipment we sold and represented a significant portion of our parts revenue. We also distribute equipment purchased from certain other equipment manufacturers. Our business depends on the continued market acceptance of our manufacturers' products. We also depend on our manufacturers for the timely supply of parts and equipment to fulfill our deliveries to customers.

        CNH's ability to match new product offerings to diverse customers' anticipated preferences for different types and sizes of equipment and various equipment features and functionality, at affordable prices, is important to CNH maintaining its industry market share and to our continued success in the agricultural and construction equipment distributor markets. While we believe that CNH has excellent brand recognition and customer support and will continue to do so, there can be no assurance that CNH will be able to maintain its reputation and market positions in the future.

        In addition to product offerings and support, we also depend on CNH or its affiliated entities for other programs and support including the following:

  •
  CNH Capital provides floorplan financing for the purchase of a substantial portion of our inventory.

  •
  CNH Capital provides a significant percentage of the financing used by our customers to purchase CNH equipment from us.

  •
  CNH provides incentive programs and discount programs from time to time that enable us to price our products more competitively.

  •
  CNH conducts promotional and marketing activities on national, regional and local levels.

        Moreover, our acquisition strategy contemplates the acquisition of additional CNH geographic areas of responsibility and store locations in both the Agriculture and Construction segments, which acquisitions require the consent of CNH.

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

We are dependent on satisfactory Dealership Agreements with CNH.

        In the equipment dealership industry, relationships with equipment manufacturers are generally governed by dealership agreements. These agreements generally impose a number of restrictions and obligations on the dealer.

        Under our dealership agreements with CNH America, LLC, CNH has the right to terminate these agreements immediately in certain circumstances, and, in some cases, for any reason 90 days following written notice. Furthermore, CNH entities may change the terms of their agreements with us to, among other things, change our sales and service areas and/or the product, pricing or delivery terms. CNH routinely conducts evaluations of dealership standards, customer satisfaction surveys and market share studies, the results of which can impact the relationships with its dealers. CNH uses the evaluation results to increase or decrease the monetary rewards to dealers, or limit or expand the availability of financing, warranty reimbursements or other marketing incentives. If CNH were to change the terms of any or all of these agreements or its operating policies in a manner that adversely affects us, our business may be harmed, and if CNH were to terminate all or any of its dealer agreements with us, our business would be severely harmed.

        These dealership agreements impose a number of restrictions and obligations on us with respect to our operations, including our obligations to actively promote the sale of CNH equipment within our designated geographic areas of responsibility, fulfill the warranty obligations of CNH, provide services to our customers, maintain sufficient parts inventory to service the needs of our customers, maintain inventory in proportion to the sales potential in each sales and service geographic area of responsibility, maintain adequate working capital and maintain stores only in authorized locations.

Restrictions in our CNH dealership agreements may significantly affect our growth and prevent a change in control of our company.

        Prior consent of CNH is required for the acquisition by another party of 20% or more of our outstanding stock and for our acquisition of other CNH dealerships; otherwise, CNH may terminate our dealership agreements. The restrictions and obligations in our CNH dealership agreements limit our flexibility in operating our current stores and acquiring new stores, which could have an adverse effect on our operations and growth. Furthermore, the requirement that CNH consent to the acquisition by any party of 20% or more of our outstanding stock may have the effect of discouraging transactions involving a change in our control, including transactions that stockholders might deem to be in their best interests. There can be no assurances that CNH will give its consent for such change of ownership or acquisitions.

Our CNH equipment dealer appointments do not grant exclusivity for the geographic areas we serve.

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

Our operating results will be adversely impacted if our suppliers are unable to provide us with a reliable supply of equipment to satisfy the needs of our customers, or in the event of industry "over-supply" inventory situations.

        If our suppliers (principally CNH) cannot continue to provide us a reliable supply of new equipment, we may not be able to meet our customers' demand and our operating results could be negatively impacted.

        In times of heightened global demand for equipment, which is often driven by numerous external factors (e.g., net farm income often drives demand for agricultural equipment and infrastructure development/ construction activities often drives construction equipment demand), equipment suppliers may experience difficulty providing all dealerships a reliable supply of new equipment, which could adversely impact our results of operations. Further, an under-supply of our suppliers' equipment may cause prices for such equipment to increase. To the extent we cannot pass on any increased costs of equipment to our customers, based on current market conditions for our various stores, our operating results may suffer. Conversely, an industry over-supply of equipment would be an indicator of general weakness in market demand for our products, and a cause for concern for both distributors and manufacturers.

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

        Our business depends to a great extent upon general activity levels in the agricultural industries. Changes in net farm income and farmland value, the level of worldwide farm output and demand for farm products, commodity prices, animal diseases and crop pests, limits on agricultural exports/imports, and legislative changes, including changes to government regulations and programs promoting the ethanol and biofuels industries, are all material factors that could adversely affect the agricultural industries and result in a decrease in the amount of agricultural equipment that our customers purchase. The nature of the agricultural equipment industries is such that a downturn in demand can occur suddenly, resulting in excess inventories, un-utilized production capacity and reduced prices for new and used equipment. Such downturns may be prolonged and our revenue and profitability would be harmed.

Adverse changes in the construction industry could result in decreased demand for construction equipment and harm our revenue and profitability.

        Our construction customers generally operate in the resource development, construction, transportation, manufacturing, industrial processing and utilities industries. Those industries generally are capital intensive and cyclical in nature. As a result, customer demand for our products and services may be affected by economic conditions at both a global and a local level. The uncertainties created by events in the sub-prime mortgage market and their impact on the overall mortgage market, including the tightening of credit standards, could adversely affect the ability of consumers to obtain financing, thus reducing demand for new construction and in turn reducing our customers' demand for our construction equipment. The construction industry in our geographical areas has experienced a prolonged economic down cycle as a result of the macroeconomic environment, and the residential construction downturn in many of our markets, which negatively impacts sales of light construction equipment. Reduced demand for our construction equipment could negatively affect our financial performance and cash flow.

Economic events, particularly in the credit markets, may adversely affect our business and results of operations.

        The agricultural and construction equipment industries are affected by macroeconomic factors, including changes in international, national, regional, and local economic conditions. Current global economic conditions pose a risk to our business as customers may postpone spending in response to tighter credit, negative financial news, downturns in agricultural commodity prices, downturns in the housing market and/or declines in income or asset values, which could have a material negative effect on the demand for our products and services. Our business is also particularly dependent on our access to the capital and credit markets to finance acquisitions and manage inventory. Tight credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets have the potential to adversely affect our business. Such disruptions in the overall economy and financial markets and the related reduction in consumer confidence in the economy, slow activity in the capital markets, negatively affect access to credit on commercially acceptable terms, and may adversely impact the access of us or our customers to credit and the terms of any such credit. The nature of the agricultural and construction equipment industries is such that a downturn in demand can occur suddenly, due to tightening credit markets, decreasing commodity prices or demand, decreasing infrastructure and housing development, adverse weather conditions or other circumstances, resulting in excess inventory, un-utilized production capacity and reduced prices for equipment, which would harm our revenue and profitability. Uncertainty about current global economic conditions, agricultural commodity prices and demand and the housing market could also continue to increase the volatility of our stock price.

Adverse changes in governmental policies including tax incentives, farm programs, and government spending, may reduce demand for agricultural and construction equipment and cause our revenue to decline.

        Customers in our Agriculture and Construction segments currently benefit from various tax incentives related to equipment purchases, including bonus depreciation and accelerated depreciation.

To the extent that changes in these tax incentives are reduced or eliminated, our customers may correspondingly delay or reduce future equipment purchases, and our revenue and profitability would be harmed.

        Changes in governmental agricultural policy could adversely affect sales of agricultural equipment. Government programs and subsidies that reduce economic volatility and enhance farm income, positively influence farmers' demand for agricultural equipment. Future farm bills and USDA budgets may reduce the benefit of these programs. We cannot predict the outcome of such changes to agricultural policies and to the extent that future funding or farm programs available to individual farmers are reduced, these changes could reduce demand for agricultural equipment and we could experience a decline in revenue.

        Changes in government spending on infrastructure projects could adversely affect the demand for construction equipment and we could experience a decline in revenue.

Weather conditions may negatively impact the agricultural and construction equipment markets and harm our sales.

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

Our operating results will be adversely impacted if we incur costs associated with our rental fleet that we are unable to pass along to our customers.

        We recognize annual depreciation expense on our rental fleet in accordance with our fixed asset policies, rather than based on actual usage. Thus, our operating results will be adversely impacted if the utilization of our rental fleet is lower than expected. In addition, the market value of any given piece of rental equipment could be less than its depreciated value at the time it is sold. In addition, if our rental equipment ages, the costs of maintaining such equipment, if not replaced within a certain period of time, will likely increase. The costs of maintenance may materially increase in the future and could lead to material adverse effects on our results of operations. The cost of new equipment for use in our rental fleet could also increase due to increased material costs for our suppliers or other factors beyond our control. Such increases could materially adversely impact our financial condition and results of operations in future periods if we are not able to pass such cost increases through to our customers. Furthermore, changes in customer demand could cause certain of our existing equipment to become obsolete and require us to purchase new equipment at increased costs.

An adverse change in commodity prices could adversely affect our results of operations and profitability.

        Many of our customers are directly and indirectly affected by fluctuations in commodity prices in the agriculture, forestry, metals and minerals, petroleum and natural gas industries and, as a result, we are also indirectly affected by fluctuations in those prices. An adverse change in commodity prices or the regulatory, tax or operating environments for customers in those industries may adversely affect our results of operations, cash flows and profitability.

Aggressive pricing competition could adversely affect our results of operation and growth.

        The agricultural and construction equipment sales, distribution and rental industries are highly competitive and fragmented, with large numbers of companies operating on a regional or local scale. Historically, our competitors have competed aggressively on the basis of pricing or inventory availability, resulting in decreased margins on our sales to the extent we choose to match our competitors' downward pricing. To the extent we choose not to match or remain within a reasonable competitive distance from our competitors' pricing, it could also have an adverse impact on our results of operations, as we may lose sales volume. In addition, to the extent CNH's competitors provide their dealers with more innovative or higher quality products, better customer financing, or have more effective marketing efforts, our ability to compete and financial condition and results of operations could be adversely affected.

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

        Our purchases of parts and new equipment are based in large part on projected market demand. If actual market sales are materially less than forecasted sales for our products, we would experience an over-supply of inventory. An over-supply of inventory may cause negative financial consequences for us including a write down of the book value of our inventory due to certain items of inventory becoming obsolete, a write down of inventory due to adjustments based on a reduction in the estimated market value of certain aged inventory, downward pressure on our product prices, and increases to our floorplan financing expenses.

        External factors such as adverse weather, economic downturns, aggressive manufacturer incentives to influence dealers' purchases of new equipment, and legislative/regulatory changes, both in the areas we service and elsewhere, can result in material increases in the inventory supply for our industry. For instance, a prolonged period of adverse weather conditions such as drought or flood, even if it occurs in an area in which we do not operate, may cause inventory levels across our entire industry to increase. Such an over-supply of inventory in the industry may in turn result in sustained downward pressure on our product prices. As a result, we would not be able to realize expected revenues and cash flows from such inventory, which may negatively affect our results from operations, cash flows and profitability.

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

        We are dependent upon the ability of our management to maintain a proper balance of new and used equipment to assure satisfactory inventory turnover and to reduce floor-plan financing costs. A prolonged period where we have an over-supply of inventory could materially adversely affect our results of operations and financial condition.

Substantial inventory financing required for the equipment we sell may not be available, which could adversely affect our growth and results of operations.

        We generally purchase our inventories of equipment with the assistance of floorplan financing programs through CNH Capital and other lenders. As we grow, whether internally or through acquisitions, our inventory requirements will increase and, as a result, our financing requirements also will increase. In the event that our available financing sources are not maintained or are insufficient to satisfy our future requirements, we would be required to obtain financing from other sources. There can be no assurance that additional or alternative financing could be obtained or obtained on commercially reasonable terms. To the extent additional financing cannot be obtained or obtained on commercially reasonable terms, our growth and results of operations could be adversely affected.

If our acquisition plans are unsuccessful, we may not achieve our planned revenue growth.

        We believe a significant portion of our future growth will depend on our ability to acquire additional dealerships. Our ability to continue to grow through the acquisition of additional CNH geographic areas of responsibility and store locations or other businesses will be dependent upon the availability of suitable acquisition candidates at acceptable costs, our ability to compete effectively for available acquisition candidates and the availability of capital to complete the acquisitions. We may not successfully identify suitable targets, or if we do, we may not be able to close the transactions, or if we close the transactions, they may not be profitable. In addition, CNH's consent is required for the acquisition of any CNH dealership, and the consent of our lenders may be required for certain acquisitions. CNH typically evaluates management, performance and capitalization of a prospective acquirer in determining whether to consent to the sale of a CNH dealership. There can be no assurance that CNH or the Wells Fargo Bank Syndicate will consent to any or all acquisitions of dealerships that we may propose.

If we are not able to successfully integrate newly-acquired dealerships, our financial performance may be adversely affected.

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

We are exposed to customer credit risks.

        We extend credit to our customers, generally on an unsecured basis. Although we are not substantially dependent on any one customer and we have a system of credit management in place, the failure to collect a large receivable would have an adverse effect on our profitability. Additionally, one of the reasons some of our rental customers find it more attractive to rent equipment than own that equipment is the need to deploy their capital elsewhere. This has been particularly true in industries with high growth rates such as the construction industry. However, some of our rental customers may have liquidity issues and ultimately may not be able to fulfill the terms of their rental agreements with us. If we are unable to manage credit risk issues adequately, or if a large number of customers should have financial difficulties at the same time, our credit losses could increase above historical levels and our operating results would be adversely affected. Further, delinquencies and credit losses generally would be expected to increase if there was a slowdown in the economic recovery or worsening of economic conditions.

We may lease store locations from related parties, and if we are unable to obtain commercially reasonable terms and conditions from these related parties or unrelated third parties in the future, our growth and financial condition may be adversely affected.

        As of January 31, 2013, we leased 49 of our store locations from parties related to our affiliates and we expect that we may lease future store locations from parties related to our affiliates. There is no guarantee that related parties will offer us commercially reasonable terms and conditions or that unrelated third parties will provide alternate store locations on commercially reasonable terms and conditions. If we cannot obtain commercially reasonable terms and conditions on leases for our current or future store locations from related parties, or from unrelated third parties, our growth and financial condition may be adversely affected.

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

        On April 24, 2012, we issued $150 million aggregate principal amount of 3.75% Senior Convertible Notes due 2019 (the "Convertible Notes") pursuant to an indenture between the Company and Wells Fargo Bank, National Association (the "Indenture"). The Convertible Notes will be convertible at the option of the holders under certain conditions. Upon conversion, we will pay cash up to the aggregate principal amount of converted notes and pay or deliver, as the case may be, cash, shares of our common stock or a combination thereof, at our election, for any conversion obligation in excess thereof. Additionally, in the event of a fundamental change, as defined in the Indenture, the holders of the Convertible Notes may require us to purchase all or a portion of their notes for cash at a purchase price equal to 100% of the principal amount of notes to be purchased, plus accrued and unpaid interest.

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

Selling and renting agricultural and construction equipment and selling parts subject us to product liability risks that could adversely affect our financial condition and reputation.

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

        Compliance with regulations applicable to publicly-traded companies adversely impacts our resources. As a publicly-traded company, we are subject to rules and regulations that increase our legal and financial compliance costs, make some activities more time-consuming and costly, and divert our management's attention away from the operation of our business. These rules and regulations may make it more difficult and more expensive for us to maintain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, we may experience more difficulty attracting and retaining qualified individuals to serve on our board of directors or as executive officers. We cannot predict or estimate the amount of additional costs we may incur as a result of these requirements or the timing of these costs. The costs of being a publicly-traded company and the attendant diversion of management's time and attention may have a material adverse effect on our business, financial condition and results of operations.

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

Any disruption to or failure of our information systems may negatively affect our ability to monitor and control our operations.

        Our business processes, including marketing of equipment and support services, inventory and logistics, and finance largely depend upon the integrity of our information systems. We use an integrated business system for dealers in the construction or agriculture equipment business. Any disruptions to our information systems or the failure of such systems to operate as expected may adversely affect our operating results by limiting our ability to effectively monitor and control our operations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

Equipment Stores

        We currently operate 120 agricultural and construction equipment stores in the United States and Europe, including two outlet stores, in the following locations. Certain stores (those designated with an *) are included in the Agriculture segment but also sell some construction equipment.

  Agriculture Segment (69 in United States, 14 in Europe)

North Dakota (14 stores)		Minnesota (14 stores, including 1 outlet)
Arthur	Lidgerwood	Ada	Moorhead
Casselton	Lisbon	Albert Lea	Moorhead (outlet)
Grand Forks*	Mandan*	Crookston*	Pipestone
Jamestown	Mayville	Elbow Lake	Redwood Falls
Kintyre	Wahpeton (2 stores)	Fergus Falls	Roseau
Kulm	Wishek	Graceville	Thief River Falls
Lamoure		Marshall*	Winger

Nebraska (13 stores)		South Dakota (13 stores)
Broken Bow	Kearney	Aberdeen (2 stores)*	Miller
Fremont	Lexington	Bowdle	Pierre
Grand Island (2 stores)	McCook	Britton	Platte
Hastings	North Platte	Highmore	Redfield
Holdrege	Ord	Huron	Sioux Falls
Imperial	Wahoo	Milbank	Watertown

Iowa (15 stores, including 1 outlet)		Europe (14 stores)
Anthon	Jewell	Burgas, Bulgaria	Bucharest, Romania
Avoca	Kingsley	Dobrich, Bulgaria	Cluj Napoca, Romania
Blairstown	Le Mars	Montana, Bulgaria	Oradea, Romania
Center Point*	Oskaloosa	Pleven, Bulgaria	Roman, Romania
Cherokee	Pella	Ruse, Bulgaria	Timisoara, Romania
Greenfield	Sioux City (outlet)	Sofia, Bulgaria	Novi Sad, Serbia
Grundy Center	Waverly	Stara Zagora, Bulgaria	Kiev, Ukraine
Iowa Falls

Construction Segment (37 in United States)

North Dakota (6 stores)		Montana (7 stores)
Bismarck	Minot	Big Sky	Great Falls
Dickinson	Williston	Billings (2 stores)	Helena
Fargo (2 stores)		Bozeman	Missoula

Minnesota (4 stores)		Iowa (4 stores)
Duluth	Rosemount	Clear Lake	Des Moines
Rogers	Shakopee	Davenport	Sioux City

Colorado (4 stores)		Wyoming (3 stores)
Colorado Springs	Fort Collins	Casper	Gillette
Denver	Windsor	Cheyenne

Arizona (3 stores)		Nebraska (2 stores)
Flagstaff	Tucson	Lincoln	Omaha
Phoenix

South Dakota (2 stores)		Wisconsin (1 store)
Rapid City	Sioux Falls	La Crosse

New Mexico (1 store)
Albuquerque

        Our Agriculture stores are generally located in rural areas on property zoned for commercial use and typically range from 10,000 to 60,000 square feet with three to 20 acres of land. Our Construction stores are generally located within city limits in designated industrial parks or areas of similar use and typically range from 10,000 to 25,000 square feet with three to ten acres of land. We fully utilize the leased space for each of our stores and believe the respective square footage and related acreage is adequate to meet our current and anticipated needs.

Store Lease Arrangements

        During the year ended January 31, 2013, we leased buildings from Dealer Sites, LLC ("Dealer Sites"), an entity in which a minority position was owned by an entity affiliated with David Meyer, our Chairman and Chief Executive Officer, an entity affiliated with Tony Christianson, one of our directors, Peter Christianson, our President and Chief Operating Officer, and other Meyer and Christianson family members. As of January 31, 2013, total related party ownership in Dealer Sites was less than 10%. We leased buildings pursuant to 48 different operating lease agreements from Dealer Sites and one building pursuant to operating leases from C.I. Farm Power, Inc., a company affiliated with Peter

Christianson, as of January 31, 2013. We leased 61 additional properties for stores and storage facilities under operating lease agreements with unrelated parties as of January 31, 2013. The leases for our store locations generally expire between 2012 and 2028, other than those leases which are currently automatically renewed on a year-to-year-basis until either we or the lessor terminate them. We do not intend to own significant amounts of real estate. Therefore, we anticipate that when we need real estate, including as part of acquiring dealerships, we will lease such real estate from third parties, which may include affiliates of our investors, directors or management. We intend for the terms of all of our leases to be commercially reasonable. We do not believe the terms of our leases with entities affiliated with Messrs. Meyer, Tony Christianson and Peter Christianson are any less favorable to us than could be obtained in an arm's length transaction with an unrelated party.

        Our store lease agreements contain lease periods primarily ranging from automatically renewable month-to-month terms to 15 years in length. Many of the lease agreements either give us the option to purchase the property at fair value at the time of purchase, renew or extend the lease for an additional period at the conclusion of the original lease term or automatically renew the lease term at the conclusion of the original lease period on a month-to-month or year-to-year basis. A majority of the leases provide for fixed monthly rental payments and require us to pay the real estate taxes on the properties for the lease periods. All of the leases require that we maintain public liability and personal property insurance on each of the leased premises, and a majority of the leases require us to indemnify the lessor in connection with any claims arising from the leased premises during our occupation of the property. Most of the leases prohibit us from assigning the lease agreements or subletting the leased premises without the prior written consent of the lessor. In most of our leases, we have been granted a right of first refusal or other options to purchase the property.

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

Headquarters

        We currently lease and occupy approximately 48,000 square feet in West Fargo, North Dakota for our headquarters, which lease expires on January 31, 2028. We continually review our location needs, including the adequacy of our headquarters space, to ensure our space is sufficient to support our operations. We believe there is ample opportunity for expansion in the West Fargo area if necessary.

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

ITEM 4.    MINE SAFETY DISCLOSURES

        None

EXECUTIVE OFFICERS OF THE REGISTRANT

        The names, ages and positions of our executive officers are as follows:

Name	Age	Position
David Meyer	59	Chairman and Chief Executive Officer
Peter Christianson	56	President, Chief Operating Officer and Director
Mark Kalvoda	41	Chief Financial Officer

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

	High	Low
Fiscal 2013
First Quarter	$36.92	$23.58
Second Quarter	36.70	25.01
Third Quarter	30.32	19.07
Fourth Quarter	29.87	19.77
Fiscal 2012
First Quarter	$32.03	$23.39
Second Quarter	31.97	24.30
Third Quarter	27.69	15.58
Fourth Quarter	26.54	18.50

        As of April 1, 2013, there were approximately 822 record holders of our common stock, excluding holders whose stock is held either in nominee name and/or street name brokerage accounts.

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

UNREGISTERED SALES OF EQUITY SECURITIES

        We did not have any unregistered sales of equity securities during the fiscal quarter ended January 31, 2013.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

        For information on our equity compensation plans, refer to Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

REPURCHASES

        We did not engage in any repurchases of our Common Stock during the fiscal quarter ended January 31, 2013.

STOCK PERFORMANCE GRAPH

        The following graph compares the cumulative total return for the last trading day of our last five fiscal years on a $100 investment (assuming dividend reinvestment) on January 31, 2008, the last trading day before our fifth preceding fiscal year, in each of our Common Stock, the Russell 2000 Stock Index and the S&P Retailing Group Index.

	January 31,
	2008	2009	2010	2011	2012	2013
Titan Machinery Inc.	$100.00	$61.59	$66.87	$147.03	$150.12	$175.42
Russell 2000 Index	100.00	62.18	84.40	109.53	111.15	126.47
S&P 500 Retail Index	100.00	61.37	93.86	117.60	130.94	164.86

ITEM 6.    SELECTED FINANCIAL DATA

        The data given below as of and for each of the five years in the period ended January 31, 2013, has been derived from our Audited Consolidated Financial Statements. In order to understand the effect of accounting policies and material uncertainties that could affect our presentation of financial information, such data should be read in conjunction with our Consolidated Financial Statements and Notes thereto included under Item 8 to this Form 10-K and in conjunction with Management's

Discussion and Analysis of Financial Condition and Results of Operation included under Item 7 to this Form 10-K.

	Year Ended January 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Statement of Operations Data:
Revenue
Equipment	$1,763,877	$1,303,900	$855,443	$643,186	$540,307
Parts	242,368	201,404	140,982	119,509	94,984
Service	127,779	103,474	74,506	58,983	44,224
Rental and other	64,396	50,214	23,558	17,103	10,922

	2,198,420	1,658,992	1,094,489	838,781	690,437

Cost of revenue
Equipment	1,600,233	1,171,618	773,060	578,411	478,324
Parts	169,164	140,096	100,281	83,219	67,270
Service	45,748	37,236	27,767	21,615	16,729
Rental and other	43,914	34,581	18,813	14,441	8,245

	1,859,059	1,383,531	919,921	697,686	570,568

Gross Profit	339,361	275,461	174,568	141,095	119,869
Operating expenses	247,557	193,860	130,541	108,998	86,940

Income from operations	91,804	81,601	44,027	32,097	32,929
Other income (expense)
Interest and other income	1,654	1,643	1,794	1,843	1,545
Interest expense	(22,762)	(9,670)	(8,584)	(6,948)	(3,969)

Income before income taxes	70,696	73,574	37,237	26,992	30,505
Provision for income taxes	(28,137)	(29,429)	(14,895)	(11,255)	(12,430)

Net income including noncontrolling interest	42,559	44,145	22,342	15,737	18,075
Adjustment to income:
Less: net income (loss) attributable to noncontrolling interest	86	(15)	—	—	—

Net income attributable to Titan Machinery Inc.	$42,473	$44,160	$22,342	$15,737	$18,075

Net income available to common stockholders	$42,030	$43,751	$22,110	$15,613	$17,979

Earnings per share
Basic	$2.02	$2.21	$1.25	$0.89	$1.10
Diluted	$2.00	$2.18	$1.23	$0.88	$1.08
Weighted average shares outstanding
Basic	20,787	19,809	17,658	17,593	16,291
Diluted	20,987	20,110	17,961	17,828	16,692

	January 31,
	2013	2012	2011	2010	2009
	(in thousands)
Balance Sheet Data:
Cash	$124,360	$79,842	$76,112	$76,185	$41,047
U.S. treasury bills	—	—	—	—	44,994
Receivables	121,786	82,518	44,945	22,254	19,626
Inventories	929,216	748,047	429,844	347,580	241,094
Prepaid expense	8,178	2,108	1,003	1,009	533
Income tax receivable	503	3,140	—	1,595	1,433
Deferred income taxes	8,357	5,370	3,247	2,266	1,426
Goodwill and intangibles, net	44,992	35,197	23,125	15,057	12,830
Property and equipment	194,641	126,282	65,372	46,604	45,269
Other assets	12,041	5,568	5,198	2,262	1,996

Total Assets	$1,444,074	$1,088,072	$648,846	$514,812	$410,248

Accounts payable	$28,282	$28,424	$15,957	$12,352	$18,652
Floorplan notes payable(1)	689,410	552,428	320,801	249,872	166,481
Current maturities of long-term debt	10,568	4,755	4,207	7,218	7,623
Customer deposits	46,775	49,540	28,180	12,974	15,158
Accrued expenses	29,590	26,735	16,816	9,870	8,308
Income taxes payable	310	—	2,093	—	—

Total current liabilities	804,935	661,882	388,054	292,286	216,222
Long-term liabilities	239,220	88,851	46,235	32,002	20,259
Total stockholders' equity	399,919	337,339	214,557	190,524	173,767

	$1,444,074	$1,088,072	$648,846	$514,812	$410,248

(1)
Approximately 61% of floorplan notes payable were interest bearing at January 31, 2013.

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

  •
  new and used equipment sales;

  •
  parts sales;

  •
  repair and maintenance services; and

  •
  equipment rental and other activities.

        The new equipment and parts we sell are supplied primarily by CNH. According to public reports filed by CNH, CNH is a leading manufacturer and supplier of agricultural and construction equipment based on the number of units sold, primarily through the Case IH Agriculture, New Holland Agriculture, Case Construction and New Holland Construction brands. Sales of new CNH products accounted for approximately 79% of our new equipment revenue in fiscal 2013, with our single largest manufacturer other than CNH representing approximately 2% of our total new equipment sales. We acquire used equipment for resale through trade-ins from our customers and selective purchases. We sell parts and provide in-store and on-site repair and maintenance services. We rent equipment and provide other ancillary services such as equipment transportation, GPS signal subscriptions and finance and insurance products.

        Throughout our 33-year operating history we have built an extensive, geographically contiguous network of 106 stores, including two outlet stores, located in the United States and 14 stores in Europe. We have a history of growth through acquisitions, including 51 acquisitions consisting of 109 stores operating in eleven states and four European countries since January 1, 2003. We expect that acquisitions will continue to be an important component of our growth.

Certain External Factors Affecting our Business

        We are subject to a number of factors that affect our business as discussed in the sections entitled "Risk Factors" and "Information Regarding Forward- Looking Statements." Certain of the external factors include, but are not limited to, the following:

Industry Factors

        Our Agriculture business is primarily driven by the demand for agricultural equipment for use in the production of food, fiber, feed grain and renewable energy; home and garden applications; and the maintenance of commercial, residential and government properties. Based on USDA data, we believe farmers have recently experienced historically strong economic fundamentals, driven by growing global demand for agricultural commodities in part due to growth in renewable energy and the economies of developing countries. This strong farm economy contributed significantly to our results of operations in fiscal 2013, 2012 and 2011. We believe our large and diverse customer base within our geographic footprint of five states and four European countries limits our exposure to negative events that may occur in a particular area or crop. Additionally, we believe that acquisition opportunities will continue to be strong.

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

Acquisitions

        We have a successful history of growth through acquisitions. Since January 1, 2003, we have completed 51 acquisitions consisting of 109 stores operating in 11 states and four European countries. These acquisitions have been the most significant factor affecting our results of operations and liquidity over the last several years, as noted in the period-to-period comparisons below. We expect that acquisitions will continue to be an important component of our growth. Acquisitions are typically financed with floorplan debt, long-term debt and cash from operations. Although we cannot quantify the impact of any such potential acquisitions, we believe the nature of their impact on our financial statements to be similar to that experienced with our prior acquisitions as noted in our discussions of period comparisons.

Critical Accounting Policies and Estimates

        During the preparation of our financial statements, we are required to make estimates, assumptions and judgments that affect reported amounts. These estimates, assumptions and judgments include those related to realization of inventory, initial valuation and impairment analyses of goodwill and other intangible assets, collectability of receivables and income taxes. We update these estimates, assumptions and judgments as appropriate, which in most cases is at least quarterly. We use our technical accounting knowledge, cumulative business experience, judgment and other factors in the selection and application of our accounting policies. While we believe the estimates, assumptions and judgments we use in preparing our financial statements are appropriate, they are subject to factors and uncertainties regarding their outcome and therefore, actual results may materially differ from these estimates. We believe the following are our primary critical accounting policies and estimates.

Revenue Recognition

        Equipment revenue is recognized upon receipt of a signed contract and delivery of product to customers. However, in certain circumstances, and upon the customer's written request, equipment revenue is recognized before delivery occurs. Under these bill and hold arrangements, the equipment is available for shipment, the Company has fulfilled all of its performance obligations and received a signed sales contract, and the customer has completed and signed a bill and hold agreement. Credit terms on bill and hold arrangements are consistent with credit terms on all other equipment sales. Parts revenue is recognized upon delivery of product to customers. Service revenue is recognized at the time the related services are provided. Rental revenue is recognized over the period of the related rental agreement. In addition to outright sales of new and used equipment, certain rental agreements may include rent-to-purchase options. Under these agreements, customers are given a period of time to exercise an option to purchase the related equipment, with a portion of the rental payments being applied to reduce the purchase price. Payments received during the rental period are recorded as rental revenue. Any such equipment is included in inventory until the purchase option is exercised, and the carrying value of the equipment is reduced in accordance with our Inventories policies. Equipment revenue is recognized upon the exercise of the purchase option.

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

Goodwill

        Goodwill represents the excess of the purchase price over the fair value of the net assets, including identifiable intangible assets, of the businesses acquired. Goodwill is not amortized, but is tested for impairment annually, or more frequently upon the occurrence of certain events or when circumstances indicate that impairment may be present. We perform our annual impairment test as of the end of our fiscal year.

        Goodwill is tested for impairment at the reporting unit level. A reporting unit is defined as an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. We have identified four reporting units which carry a goodwill balance.

        The goodwill impairment analysis is performed under a two-step impairment model, in which under step one, the fair value of a reporting unit is compared to its carrying value. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment, if any.

        We estimate the fair value of our reporting units based primarily on a discounted cash flow analysis, an income approach, which includes a five-year forecast of future operating performance for each of the reporting units and a terminal value estimate for all periods beyond the five-year forecast period. The estimated future cash flow streams of each of the reporting units is discounted to arrive at the present value of the estimated future cash flows, which represents the estimated fair value of the reporting unit. The discount rate applied reflects our estimate of the weighted-average cost of capital of companies similar in nature and size to us.

        We performed our annual impairment test as of the end of our fiscal year and concluded that no impairment existed in any of our reporting units. Further, for each reporting unit which carries a material amount of goodwill, the estimated fair value significantly exceeded the carrying value.

        Our estimates of the fair value of our reporting units incorporated certain key assumptions, including estimated revenue growth, gross margin and operating expense levels, working capital investments required to support anticipated revenue growth, capital spending trends, our estimate of long-term sustained growth, and the discount rate applied to the estimated future cash flows. Our estimates inherently include a degree of uncertainty, and these estimates could be significantly impacted by factors such as general macroeconomic or industry conditions, changes in the competitive environment and changes in customer behaviors.

        We believe that our estimates and assumptions used in deriving the fair values of our reporting units are reasonable and are based on the best information available. However, deterioration in macroeconomic or industry conditions, a prolonged decrease in the price of our common stock, or adverse changes in expectations of future performance could result in an impairment charge in a future period which could materially impact our results of operations and financial position.

Indefinite-Lived Intangible Assets

        Intangible assets with an indefinite life consist of distribution rights with manufacturers. We classify distribution rights as an indefinite-lived intangible asset because our distribution agreements continue indefinitely by their terms, or are routinely awarded or renewed without substantial cost to us or material modifications to the underlying agreements. As such, we believe that our distribution rights intangible assets will contribute to our cash flows for an indefinite period; therefore, the carrying amount of distribution rights is not amortized, but is tested for impairment annually, or more frequently upon the occurrence of certain events or when circumstances indicate that impairment may be present. We perform our annual impairment test as of December 31st of each year. The impairment test is performed by comparing the carrying value to its estimated fair value.

        Indefinite-lived intangible assets are tested for impairment at the lowest level in which identifiable cash flows can be attributed to the asset. For our distribution rights intangible assets, we have determined that the lowest level of cash flows which can be attributed to the asset is equal to the store, or complex of stores, acquired in the business combination which resulted in the initial recognition of the intangible asset, plus any additional store locations operating within the geographical area of the distribution rights.

        Under the impairment test, we estimate the fair value of our distribution rights intangible assets based on a multi-period excess earnings model, an income approach. The multi-period excess earnings model allocates future forecasted earnings of the store(s) amongst working capital, fixed assets and other intangible assets of store(s) and any remaining earnings (the "excess earnings") are allocated to the distribution rights intangible assets. The earnings allocated to the distribution rights are then discounted to arrive at the present value of the future estimated excess earnings, which represents the estimated fair value of the distribution rights intangible asset. The discount rate applied reflects our estimate of the weighted-average cost of capital of companies similar in nature and size to us, plus an additional risk premium to reflect the additional risk inherent in the distribution right asset.

        We performed our annual impairment test as of December 31, 2012 and concluded that no impairment existed for any distribution rights intangible assets.

        Our estimate of the fair values of our distribution rights intangible assets incorporated certain key assumptions, including estimated revenue growth, gross margin derived from equipment revenue, operating expense levels, the required rates of return on working capital, fixed assets and other intangible assets, and the discount rate applied to the estimated future earnings. Our estimates inherently include a degree of uncertainty, and these estimates could be significantly impacted by factors such as general macroeconomic or industry conditions, conditions specific to the store(s) supporting the distribution right assets including prolonged negative weather patterns, and changes in the competitive environment.

        We believe that our estimates and assumptions used in deriving the fair value of each of the distribution rights assets are reasonable and based on the best information available. However, adverse changes in macroeconomic or industry conditions or adverse changes in our expectations about the future operating performance of the store(s) supporting the distribution rights assets could result in an impairment charge in a future period which could materially impact our results of operations and financial position.

Collectability of Receivables

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

Income Taxes

        Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of receivables, inventory, property and equipment, intangible assets, stock-based compensation, senior convertible notes and accrued expenses for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Our policy is to recognize interest expense and penalties related to income tax matters within our provision for income taxes. We perform a comprehensive review of our portfolio of uncertain tax positions in accordance with the requirements and recognition standards established by the FASB's Accounting Standards Codification ("ASC") 740, Income Taxes. Pursuant to this guidance, an uncertain tax position represents our expected treatment of a tax position taken, or expected to be taken, in a tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.

Business Combinations

        The accounting for business combinations requires the purchase price to be allocated amongst the assets acquired, including identifiable intangible assets, and liabilities assumed based on the fair values of the acquired assets and assumed liabilities. Estimating the fair value of certain assets and liabilities requires extensive use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets, the expected useful life of the acquired assets and the discount rate applied to the future cash flow streams. The accounting for business combinations allows the acquirer to finalize the acquisition accounting during the measurement period, which may not exceed one year from the date of acquisition. During the measurement period, the accounting for the business combination transactions may be based on estimates due to various unknown factors present at the date of acquisition.

Key Financial Metrics

        In addition to tracking our sales and expenses to evaluate our operational performance, we also monitor certain key financial metrics, including dollar utilization, absorption and same-store sales.

Dollar Utilization

        Dollar utilization is a measurement of asset performance and profitability used in the rental industry. We calculate the dollar utilization of our rental fleet equipment by dividing the rental revenue earned on our rental fleet by the average gross carrying value of our rental fleet for that period. Our dollar utilization rate was 31.3%, 35.3% and 29.1% for fiscal years 2013, 2012 and 2011, respectively.

Absorption

        Absorption is an industry term that refers to the percentage of an equipment dealer's fixed operating expense covered by the combined gross margin from our parts and service and rental fleet activity. Absorption in a given period is calculated by dividing our gross profit from sales of parts, service and rental fleet activity in the period by the difference between (i) our operating expenses (including interest on floorplan notes payable and rental fleet debt) and (ii) our variable expense of sales commissions on equipment sales and incentive compensation in the same period. We believe that absorption is an important management metric because during economic down cycles our customers tend to postpone new and used equipment purchases while continuing to run, maintain and repair their existing equipment. Thus, operating at a high absorption rate enables us to operate profitably throughout economic down cycles. We measure and track absorption on a company-wide basis as well as on a per store basis. Our company-wide absorption rate was 77.3%, 83.5% and 75.9% for fiscal years 2013, 2012 and 2011, respectively.

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

        Service.    We derive services revenue from repair and maintenance services to our customers' equipment. Our repair and maintenance services provide a high-margin, relatively stable source of revenue through changing economic cycles.

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

        Rental and other.    Costs of other revenue represent costs associated with equipment rental, such as depreciation, maintenance and repairs, as well as costs associated providing transportation, hauling, parts freight, GPS subscriptions and damage waivers, including, among other items, drivers' wages, fuel costs, shipping costs and our costs related to damage waiver policies.

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

Floorplan Interest

        The cost of financing inventory is an important factor affecting our results of operations. Floorplan financing from CNH Capital and our Credit Agreement represent the primary sources of financing for equipment inventories. CNH regularly offers interest-free periods as well as additional incentives and special offers. As of January 31, 2013, approximately 39% of our floorplan notes payable was non-interest bearing.

Other Interest Expense

        Interest expense represents the interest on our outstanding debt instruments, including our senior convertible notes issued in April 2012 (the "Convertible Notes"), other than floorplan financing facilities.

Results of Operations

        Comparative financial data for each of our four sources of revenue for fiscal 2013, 2012, and 2011 are expressed below. The results of these periods include the operating results of the acquisitions made during these periods. The period-to-period comparisons included below are not necessarily indicative of future results. Information regarding segment revenue and income (loss) before income taxes is presented for each period following our discussion of the consolidated results of operations. Additional information regarding our segments is included in Note 18 of our audited financial statements.

	Year Ended January 31,
	2013	2012	2011
	(dollars in thousands)
Equipment
Revenue	$1,763,877	$1,303,900	$855,443
Cost of revenue	1,600,233	1,171,618	773,060

Gross profit	$163,644	$132,282	$82,383
Gross profit margin	9.3%	10.1%	9.6%
Parts
Revenue	$242,368	$201,404	$140,982
Cost of revenue	169,164	140,096	100,281

Gross profit	$73,204	$61,308	$40,701
Gross profit margin	30.2%	30.4%	28.9%
Service
Revenue	$127,779	$103,474	$74,506
Cost of revenue	45,748	37,236	27,767

Gross profit	$82,031	$66,238	$46,739
Gross profit margin	64.2%	64.0%	62.7%
Rental and other
Revenue	$64,396	$50,214	$23,558
Cost of revenue	43,914	34,581	18,813

Gross profit	$20,482	$15,633	$4,745
Gross profit margin	31.8%	31.1%	20.1%

        The following table sets forth our statements of operations data expressed as a percentage of revenue for the periods indicated.

	Year Ended January 31,
	2013	2012	2011
Revenue
Equipment	80.3%	78.6%	78.2%
Parts	11.0%	12.2%	12.9%
Service	5.8%	6.2%	6.7%
Rental and other	2.9%	3.0%	2.2%

Total revenue	100.0%	100.0%	100.0%
Total cost of revenue	84.6%	83.4%	84.1%
Gross profit	15.4%	16.6%	15.9%
Operating expenses	11.2%	11.7%	11.9%
Income from operations	4.2%	4.9%	4.0%
Other income (expense)	(1.0)%	(0.5)%	(0.6)%
Income before income taxes	3.2%	4.4%	3.4%
Provision for income taxes	(1.3)%	(1.7)%	(1.4)%
Net income including noncontrolling interest	1.9%	2.7%	2.0%
Net loss attributable to noncontrolling interest	0.0%	0.0%	0.0%
Net income attributable to Titan Machinery Inc.	1.9%	2.7%	2.0%

Fiscal Year Ended January 31, 2013 Compared to Fiscal Year Ended January 31, 2012

Consolidated Results

Revenue

	Fiscal Year Ended January 31, 2013	Fiscal Year Ended January 31, 2012	Increase	Percent Change
		(dollars in thousands)
Equipment	$1,763,877	$1,303,900	$459,977	35.3%
Parts	242,368	201,404	40,964	20.3%
Service	127,779	103,474	24,305	23.5%
Rental and other	64,396	50,214	14,182	28.2%

Total Revenue	$2,198,420	$1,658,992	$539,428	32.5%

        The increase in revenue was primarily due to same-store sales growth and acquisitions contributing to fiscal 2013 revenue. Same-store sales growth contributed $301.8 million, an increase of 19.3% over the prior year, while the acquired stores contributed $237.6 million in additional total revenue. Revenue growth was across all revenue sources and in both our Agriculture and Construction segments. The increase in equipment revenue was primarily due to a strong Agriculture equipment market caused by strong net farm income for calendar year 2012.

Gross Profit

	Fiscal Year Ended January 31, 2013	Fiscal Year Ended January 31, 2012	Increase/ (Decrease)	Percent Change
		(dollars in thousands)
Gross Profit
Equipment	$163,644	$132,282	$31,362	23.7%
Parts	73,204	61,308	11,896	19.4%
Service	82,031	66,238	15,793	23.8%
Rental and other	20,482	15,633	4,849	31.0%

Total Gross Profit	$339,361	$275,461	$63,900	23.2%

Gross Profit Margin
Equipment	9.3%	10.1%	(0.8)%	(7.9)%
Parts	30.2%	30.4%	(0.2)%	(0.7)%
Service	64.2%	64.0%	0.2%	0.3%
Rental and other	31.8%	31.1%	0.7%	2.3%
Total Gross Profit Margin	15.4%	16.6%	(1.2)%	(7.2)%
Gross Profit Mix
Equipment	48.2%	48.0%	0.2%	0.4%
Parts	21.6%	22.3%	(0.7)%	(3.1)%
Service	24.2%	24.0%	0.2%	0.8%
Rental and other	6.0%	5.7%	0.3%	5.3%

Total Gross Profit Mix	100.0%	100.0%	0.0%	0.0%

        The increase in gross profit was primarily due to increased revenue, partially offset by a decrease in gross profit margin for equipment. Acquisitions contributed $35.1 million of the increase in total gross profit, while same-store sale gross profit provided the remaining $28.8 million. The decrease in gross profit margin from 16.6% in fiscal 2012 to 15.4% in fiscal 2013 was primarily due to the decrease in gross profit margin for equipment and change in sales mix, in which our equipment business contributed a larger percentage of our total gross profit, as compared to the prior year. The gross profit margin on equipment was negatively impacted by competitive Agriculture and Construction equipment retail environments in the regions in which we operate. Due to these factors, we were able to maintain sales activity but experienced a compression in our overall equipment margins and in particular our used equipment margins.

Operating Expenses

	Fiscal Year Ended January 31, 2013	Fiscal Year Ended January 31, 2012	Increase/ (Decrease)	Percent Change
		(dollars in thousands)
Operating expenses	$247,557	$193,860	$53,697	27.7%
Operating expenses as a percentage of revenue	11.2%	11.7%	(0.5)%	(4.3)%

        The increase in operating expenses was primarily due to the additional costs associated with acquisitions, such as compensation, rent, travel and depreciation. As a percentage of total revenue, operating expenses decreased to 11.2% in fiscal 2013 compared to 11.7% in fiscal 2012, primarily due to improved fixed operating cost leverage resulting from higher revenue.

Other Income (Expense)

	Fiscal Year Ended January 31, 2013	Fiscal Year Ended January 31, 2012	Increase	Percent Change
		(dollars in thousands)
Interest and other income	$1,654	$1,643	$11	0.7%
Floorplan interest expense	(13,297)	(8,323)	4,974	59.8%
Other interest expense	(9,465)	(1,347)	8,118	602.7%

        The increase in floorplan interest expense of $5.0 million and other interest expense of $8.1 million, as compared to the prior year, was due to the increase in floorplan notes payable balances and our Convertible Notes issued in April 2012.

Provision for Income Taxes

	Fiscal Year Ended January 31, 2013	Fiscal Year Ended January 31, 2012	Decrease	Percent Change
		(dollars in thousands)
Provision for income taxes	$28,137	$29,429	$(1,292)	(4.4)%

        Our effective tax rate decreased slightly from 40.0% in fiscal 2012 to 39.8% in fiscal 2013.

Segment Results

	Fiscal Year Ended January 31, 2013	Fiscal Year Ended January 31, 2012	Increase/ (Decrease)	Percent Change
		(dollars in thousands)
Revenues
Agriculture	$1,899,534	$1,441,294	$458,240	31.8%
Construction	380,295	279,152	101,143	36.2%

Segment revenues	2,279,829	1,720,446	559,383	32.5%
Eliminations	(81,409)	(61,454)	(19,955)	(32.5)%

Total	$2,198,420	$1,658,992	$539,428	32.5%

Income (Loss) Before Income Taxes
Agriculture	$83,797	$74,411	$9,386	12.6%
Construction	(4,708)	5,461	(10,169)	(186.2)%

Segment income (loss) before income taxes	79,089	79,872	(783)	(1.0)%
Shared Resources	(6,902)	(5,993)	(909)	(15.2)%
Eliminations	(1,491)	(305)	(1,186)	(388.9)%

Total	$70,696	$73,574	$(2,878)	(3.9)%

Agriculture

        Agriculture segment revenue for fiscal 2013 increased 31.8% compared to fiscal 2012. The revenue increase was primarily due to acquisitions and an Agriculture same-store sales increase of 19.3% over fiscal 2012. The same-store sales growth was positively impacted by a strong equipment market primarily caused by strong net farm income for calendar year 2012.

        Agriculture segment income before income taxes increased 12.6% in fiscal 2013 primarily due to higher revenues. This increase was partially offset by a decrease in gross profit margin for equipment, which was negatively impacted by increased equipment availability in the market resulting in a competitive equipment retail environment, and an increase in floorplan interest expense resulting from higher floorplan notes payable balances, as compared to the same period in the prior year.

Construction

        Construction segment revenue for fiscal 2013 increased 36.2% compared to fiscal 2012. The revenue increase was primarily due to acquisitions and a Construction same-store sales increase of 19.6% as compared to fiscal 2012. The same-store sales growth was positively impacted by a growing construction industry in a portion of the region in which we do business and an increase in our rental business, reflecting our initiative to expand this growth platform through strategic acquisitions, new store openings, and an increase in the size of our rental fleet.

        Construction segment income (loss) before income taxes decreased $10.2 million in fiscal 2013 primarily due to a lower gross profit margin on equipment, a decrease in the dollar utilization of our rental fleet from 35.3% in fiscal 2012 to 31.3% in fiscal 2013, and an increase in floorplan interest expense and other interest expense, as compared to the prior year. The decrease in the gross profit margin on equipment was primarily due to competitive markets in the regions in which we operate, caused by an increase in equipment supply in the construction industry and the associated competitive pricing pressures, especially affecting some of our stores in larger metro areas. The increase in floorplan interest expense and other interest expense resulted from an increase in floorplan notes payable balances and rental fleet debt, respectively, as compared to the prior year.

Shared Resources/Eliminations

        We incur centralized expenses/income at our general corporate level, which we refer to as "Shared Resources," and then allocate these net expenses to our segments. Since these allocations are set early in the year, unallocated balances may occur.

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

        The increase in revenue was primarily due to same-store sales growth and acquisitions contributing to fiscal 2012 revenue. Same-store sales growth contributed $312.5 million, an increase of 29.0% over the prior year, while the acquired stores contributed $252.0 million in additional total revenue. This revenue growth was achieved in both our Agriculture and Construction segments and resulted from the continuation of a strong agriculture equipment market, an improved construction equipment market in the region in which we do business, and growth in the rental business in our Construction segment. The increase in the rental business reflected our initiative to expand this growth platform through strategic acquisitions, including the purchase of ABC Rental & Equipment Sales in the first quarter of fiscal 2012, new store openings, and an increase in the size of our rental fleet.

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

        The increase in operating expenses was primarily due to the additional costs associated with acquisitions, such as compensation, rent, travel and depreciation. As a percentage of total revenue, operating expenses decreased slightly to 11.7% in fiscal 2012 as compared to 11.9% in fiscal 2011. The slight decrease was primarily due to improved fixed operating cost leverage resulting from higher revenues more than offsetting an increase in our sales commissions, which are calculated based on equipment gross profits rather than revenues, and a larger portion of our business coming from our Construction segment, which require higher operating expenses and included additional expenses in fiscal 2012 associated with growing the rental business.

Other Income (Expense)

	Fiscal Year Ended January 31, 2012	Fiscal Year Ended January 31, 2011	Increase/ (Decrease)	Percent Change
		(dollars in thousands)
Interest and other income	$1,643	$1,794	$(151)	(8.4)%
Floorplan interest expense	(8,323)	(7,223)	1,100	15.2%
Other interest expense	(1,347)	(1,361)	(14)	(1.0)%

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

Shared Resources/Eliminations

        We incur centralized expenses/income at our general corporate level, which we refer to as "Shared Resources," and then allocate these net expenses to our segments. Since these allocations are set early in the year, unallocated balances may occur.

        Eliminations remove any inter-company revenues or income before income taxes residing in our segment results.

Liquidity and Capital Resources

Cash Flow Used For Operating Activities

        During fiscal 2013, cash used for operating activities was $115.3 million. Our cash used for operating activities was primarily the result of an increase in net cash for inventories of $144.0 million and an increase in receivables, prepaid expenses and other assets of $41.6 million. This amount was principally offset by our reported net income including noncontrolling interest of $42.6 million and non-cash adjustments to net income for depreciation and amortization of $23.5 million. The increase in inventories primarily resulted from the growth in our business, which was both organic and through acquisitions. We evaluate our cash flow from operating activities net of all floorplan activity. Taking this adjustment into account, our non-GAAP cash used for operating activities was $1.2 million for fiscal 2013. For reconciliation of this non-GAAP financial measure, please see the Non-GAAP Cash Flow Reconciliation below.

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

Cash Flow Used For Investing Activities

        During fiscal 2013, cash used for investing activities was $64.1 million. Our cash used for investing activities primarily consisted of purchases of equipment dealerships (net of cash purchased) of $31.9 million, purchases of rental fleet of $13.4 million and property and equipment purchases (excluding rental fleet) of $26.5 million.

        During fiscal 2012, cash used for investing activities was $66.6 million. Our cash used for investing activities primarily consisted of purchases of equipment dealerships (net of cash purchased) of $48.4 million and property and equipment purchases of $18.8 million.

        During fiscal 2011, cash used for investing activities was $48.4 million. Our cash used for investing activities primarily consisted of purchases of equipment dealerships (net of cash purchased) of $32.3 million and property and equipment purchases of $13.3 million.

Cash Flow Provided By Financing Activities

        During fiscal 2013, cash provided by financing activities was $224.2 million. Cash provided by financing activities was primarily the result of an increase in our non-manufacturer floorplan notes payable of $108.4 million and $145.2 million in net proceeds from our Convertible Notes offering. These amounts were principally offset by principal payments exceeding proceeds on our long-term debt by $31.5 million.

        During fiscal 2012, cash provided by financing activities was $252.6 million. Cash provided by financing activities was primarily the result of an increase in our non-manufacturer floorplan notes payable of $168.1 million, $74.9 million in net proceeds from our follow-on offering, and proceeds exceeding principal payments on long-term debt by $7.8 million.

        During fiscal 2011, cash provided by financing activities was $83.4 million. Cash provided by financing activities was primarily the result of an increase in our non-manufacturer floorplan notes payable of $82.4 million. During fiscal 2011, the increase in floorplan financing with non-manufacturers resulted from borrowings under our Credit Agreement.

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

  •
  Impact of senior convertible notes: We issued $150.0 million of Convertible Notes in April 2012. We used a significant amount of the proceeds from the Convertible Notes to reduce our floorplan notes payable balances, resulting in a higher level of equity in our equipment inventory than we have historically maintained. To analyze the impact of this fluctuation of equity in our equipment inventory, we use this adjustment to maintain a constant level of equipment financing. The adjustment is equal to the difference between our actual equity in inventory at the balance sheet date and our historical average level of equity in inventory of 15%. GAAP categorizes proceeds from our Convertible Notes offering as financing activities in the consolidated statements of cash flows.

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

	As Reported	Adjustment(1)	Adjustment(2)	Non-GAAP Measures
	(in thousands)
Fiscal 2013:
Net cash used for operating activities	$(115,325)	$108,417	$5,725	$(1,183)
Net cash provided by financing activities	224,227	(108,417)	(5,725)	110,085
Fiscal 2012:
Net cash used for operating activities	$(182,185)	$168,118	$13,130	$(937)
Net cash provided by financing activities	252,573	(168,118)	(13,130)	71,325
Fiscal 2011:
Net cash provided by (used for) operating activities	$(35,008)	$82,371	$(4,495)	$42,868
Net cash provided by (used for) financing activities	83,383	(82,371)	4,495	5,507

(1)—Net change in non-manufacturer floorplan notes payable

(2)—Impact of Convertible Notes

Debt Facilities

        Senior Secured Credit Facility.    We currently have a Credit Agreement with the Wells Fargo Bank Syndicate that provides for a $375.0 million wholesale floorplan line of credit (the "Floorplan Line") and a $75.0 million working capital line of credit (the "Working Capital Line"). The amount available under the Floorplan Line is reduced by adjustments based on borrowing base calculations and various standby letters of credit denominated in Euros and U.S. dollars used to guarantee equipment purchases from CNH by our foreign subsidiaries. The Credit Agreement has a variable interest rate on outstanding balances of LIBOR plus an applicable margin of 1.5% to 2.625% per annum, depending upon our consolidated leverage ratio, has a 0.3% to 0.4% non-usage fee on the average monthly unused amount and requires monthly payments of accrued interest. The Credit Agreement is secured by all our assets and contains certain financial covenants that impose a minimum fixed charge coverage ratio and a maximum debt to tangible net worth ratio, and requires prior approval of acquisitions exceeding certain thresholds. The Credit Agreement also restricts our ability to make certain cash payments without prior approval, including payments for stock repurchases and cash dividends, except that it permits paying cash dividends in an amount not to exceed 50% of consolidated net income for the then trailing four quarters, so long as no default or event of default exists prior to or immediately following such action or otherwise results from such action. The Credit Agreement, as amended, expires March 30, 2016.

        The Floorplan Line is used to finance equipment inventory purchases. Amounts outstanding are recorded as floorplan notes payable, within current liabilities on the consolidated balance sheets as we intend to repay amounts borrowed within one year. As of January 31, 2013 we had $289.1 million outstanding on the Floorplan Line.

        The Working Capital Line is used to finance our working capital requirements. Amounts outstanding are recorded as long-term debt, within long-term liabilities on the consolidated balance sheets, as we do not have the intention or obligation to repay amounts borrowed within one year. As of January 31, 2013 we had $7.1 million outstanding on the Working Capital Line.

        CNH Capital Credit Facility.    We currently have a credit facility with CNH Capital that provides for an aggregate principal balance of up to $450.0 million for floorplan financing, the availability of which is reduced by outstanding floorplan notes payable, rental fleet financing and other acquisition-related financing arrangements with CNH Capital, as described below. Interest rates are currently equal to the prime rate plus 4% on new borrowings, subject to any interest-free periods offered by CNH Capital. The CNH Capital term loans and loans for certain purposes also have interest rates equal to the prime rate plus 4% per annum. Cumulative and unpaid balance of advances under the CNH Capital credit facility accrues interest each month and requires monthly payments. The CNH Capital credit facility automatically renews on August 31 of each year, unless earlier terminated by either party. The CNH Capital credit facility is secured by the financed assets. Repayment terms vary by individual notes, but generally payments are made from sales proceeds or rental revenue from the related inventories. As of January 31, 2013, we had approximately $247.7 million outstanding on the CNH Capital credit facility, of which approximately $243.9 million related to floorplan notes payable. The CNH Capital credit facility contains certain financial covenants that impose maximum levels of adjusted debt to tangible net worth and debt service ratios. It also contains various restrictive covenants that require the prior consent of CNH Capital if we desire to engage in any acquisition of, or consolidation or merger with, any other business entity in which we are not the surviving company; create subsidiaries; move any collateral outside of the U.S.; or sell, rent, lease or otherwise dispose or transfer any of the collateral, other than in the ordinary course of business. CNH's consent is also required for the acquisition of any CNH dealership. In addition, the CNH Capital credit facility restricts our ability to incur any liens upon any substantial part of our assets.

        Other Indebtedness with CNH Capital.    CNH Capital periodically provides term loans for fixed asset financing in connection with acquisitions. CNH Capital also provides variable rate note at the prime rate plus 4% per annum, which are secured by our rental fleet. There were no amounts outstanding on the term loans or rental fleet notes as of January 31, 2013.

        Agricredit Credit Facility.    We currently have a credit facility with Agricredit Acceptance LLC ("Agricredit") that provides for an aggregate principal balance of up to $175.0 million. As of January 31, 2013 we had $96.8 million outstanding on the Agricredit credit facility. The Agricredit credit facility may be used to purchase or refinance new and used equipment inventory. The interest rate on borrowings under the Agricredit credit facility is equal to the three-month LIBOR rate plus an applicable margin of 4.75% to 5.25% per annum, depending upon the our average daily outstanding balance. The Agricredit credit facility allows for increase, decrease or termination of the credit facility by Agricredit on 90 days notice. Under covenants of the Agricredit credit facility, we have agreed, among other things, to maintain various financial ratio levels, to submit certain financial information, and to obtain prior consent from Agricredit if we desire to engage in any acquisition meeting certain financial thresholds. The balances outstanding with Agricredit are secured by the related inventory. Repayment terms vary by individual notes, but generally payments are made from sales proceeds or rental revenue from the related inventories.

Sources of Liquidity

        Our primary sources of liquidity are cash reserves, cash flow from operations, proceeds from our public stock offerings, proceeds from the issuance of debt and our Convertible Notes, and borrowings under our credit facilities. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources.

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

        For fiscal 2013 and 2012, our cash expenditures on property and equipment (excluding rental fleet) were $26.5 million and $18.8 million, respectively, exclusive of acquisitions, transfers between equipment inventory and our rental fleet, and property and equipment purchased with long-term debt. We expect our property and equipment expenditures, exclusive of acquisitions and rental fleet, for fiscal 2014 to be approximately $22.0 to $27.0 million. The actual amount of our fiscal 2014 property and equipment expenditures will depend upon factors such as general economic conditions, growth prospects for our industry and our acquisition activity. We currently expect to finance property and equipment purchases with borrowings under the existing credit facilities, with available cash or with cash flow from operations. We may need to incur additional debt if we pursue any future acquisitions.

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

Certain Information Concerning Off-Balance Sheet Arrangements

        As of January 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. In the normal course of our business activities, we lease rental equipment under operating leases.

Contractual and Commercial Commitment Summary

        Our contractual obligations and commercial commitments as of January 31, 2013 are summarized below:

		Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(in thousands)
Long-term debt obligations(1)	$75,609	$12,960	$24,131	$35,387	$3,131
Convertible debt obligations(2)	185,156	5,625	11,250	11,250	157,031
Operating lease(3)	170,792	18,996	32,860	27,624	91,312
Purchase obligations	926	344	582	—	—
Other long-term liabilities(4)	8,879	—	8,879	—	—

Total	$441,362	$37,925	$77,702	$74,261	$251,474

(1)
Includes obligations under notes payable issued in favor of our lenders and estimates of interest payable.

(2)
Includes coupon payments of interest on the contractual payment dates and payment of the principal balance on the maturity date of May 2019.

(3)
Includes minimum lease payment obligations under operating leases related to our stores. Amounts do not include insurance or tax, which we include in our operating expenses and which we estimate will be approximately $1.8 million for the less than 1 year period, $3.3 million for the 1-3 year period, $3.3 million for the 3-5 year period, and $11.2 million for the more than 5 years period for a total of approximately $19.6 million. See Note 11 to our audited financial statements for a description of our operating lease obligations.

(4)
Includes long-term portion of trade payables.

New Accounting Pronouncements

        In March 2013, the FASB amended authoritative guidance on the parent's accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity, codified in ASC 830, Foreign Currency Matters. The amendments require an entity that ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity to apply the guidance in ASC 830-30, Translation of Financial Statements, to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. For an equity method investment that is a foreign entity, the partial sale guidance in ASC 830-30-40, Derecognition, still applies. As such, a pro rata portion of the cumulative translation adjustment should be released into net income upon a partial sale of such an equity method investment. The guidance is effective for derecognition events occurring in fiscal years beginning after December 15, 2013, with early adoption permitted. We will adopt this guidance on February 1, 2014. Its adoption is not expected to have a material effect on our consolidated financial statements.

        In February 2013, the FASB amended authoritative guidance on reporting of amounts reclassified out of accumulated other comprehensive income, codified in ASC 220, Comprehensive Income. The amended guidance did not change existing disclosure requirements, but requires presentation of information about significant reclassifications out of accumulated other comprehensive income in one place within the financial statements, or cross-referenced to related footnote disclosures. The guidance is effective for reporting periods beginning after December 15, 2012, with early adoption permitted. We adopted this guidance on February 1, 2013. Its adoption did not have a material effect on our consolidated financial statements.

        In January 2013, the FASB amended authoritative guidance on disclosures about offsetting assets and liabilities, codified in ASC 210, Balance Sheet. The amended guidance clarified that the scope of the disclosures about offsetting assets and liabilities include derivatives accounted for in accordance with ASC 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and certain securities borrowing and securities lending transactions. The guidance is effective for the interim and annual periods beginning on or after January 1, 2013. We adopted this guidance on February 1, 2013. Its adoption did not have a material effect on our consolidated financial statements.

        In July 2012, the FASB amended authoritative guidance on impairment testing for indefinite-lived intangible assets, codified in ASC 350, Intangibles—Goodwill and Other. The amended guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is impaired. If an entity determines that the fair value of the indefinite-lived intangible asset is not more likely than not impaired, then the entity is not required to perform a quantitative assessment. However, if an entity concludes that the fair value of an indefinite-lived intangible asset is more likely than not impaired, it is required to perform the impairment test by comparing the fair value with the carrying amount. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. The guidance is effective for the interim and annual periods beginning after September 15, 2012, with early adoption permitted. We adopted this guidance on July 31, 2012 and utilized it in our annual indefinite-lived intangible assets impairment testing as of January 31, 2013. Its adoption did not have a material effect on our consolidated financial statements.

Information Regarding Forward-Looking Statements

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Such "forward-looking" information is included in this Form 10-K, including this Item 7, as well as in other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us).

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

  •
  our beliefs with respect to ERP implementation and continued operations in the event of information system inoperability;

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices such as interest rates and foreign currency exchange rates.

        Interest Rate Risk:    Exposure to changes in interest rates results from borrowing activities used to fund operations. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. We have both fixed and floating rate financing. Some of our floating rate credit facilities contain minimum rates of interest to be charged. Based upon balances and interest rates as of January 31, 2013, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $4.3 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $4.3 million. At January 31, 2013, we had variable rate floorplan notes payable of $689.4 million, of which approximately $421.1 million was interest-bearing, variable notes payable and long-term debt of $12.0 million, and fixed rate notes payable and long-term debt of $79.2 million.

        Foreign Currency Exchange Rate Risk:    Foreign currency exposures arise as the result of our foreign operations. The Company is exposed to foreign currency exchange rate risk, as our net investment in our foreign operations is exposed to changes in foreign currency exchange rates. In addition, the Company is exposed to the translation of foreign currency earnings to the U.S. dollar, whereby the results of our operations and cash flows may be adversely impacted by fluctuating foreign currency exchange rates. The Company is also exposed to foreign currency transaction risk as the result of certain intercompany financing transactions. The Company attempts to manage its foreign currency exchange rate risk through the use of derivative financial instruments, primarily foreign exchange forward contracts. Based upon balances and exchange rates as of January 31, 2013, holding other variables constant, we believe that a hypothetical 10% increase or decrease in foreign exchange rates would not have a material impact on our results of operations or cash flows.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Consolidated Balance Sheets of the Company as of January 31, 2013 and 2012, and the related Consolidated Statements of Operations, Other Comprehensive Income, Stockholders' Equity, and Cash Flows for each of the three years in the period ended January 31, 2013, and the notes thereto have been audited by Eide Bailly LLP, an independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Titan Machinery Inc.
West Fargo, North Dakota

        We have audited the accompanying consolidated balance sheets of Titan Machinery Inc. as of January 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended January 31, 2013, and the financial statement schedule listed in the Index at Item 15. Titan Machinery Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Titan Machinery Inc. as of January 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Titan Machinery Inc.'s internal control over financial reporting as of January 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 10, 2013, expressed an unqualified opinion.

/s/ Eide Bailly LLP

Minneapolis, Minnesota
April 10, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Titan Machinery Inc.
West Fargo, North Dakota

        We have audited Titan Machinery Inc.'s internal control over financial reporting as of January 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Titan Machinery Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Titan Machinery Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows of Titan Machinery Inc., and our report dated April 10, 2013, expressed an unqualified opinion.

/s/ Eide Bailly LLP

Minneapolis, Minnesota
April 10, 2013

TITAN MACHINERY INC.

CONSOLIDATED BALANCE SHEETS

JANUARY 31, 2013 AND 2012

(in thousands, except per share data)

	January 31, 2013	January 31, 2012
ASSETS
CURRENT ASSETS
Cash	$124,360	$79,842
Receivables, net	121,786	82,518
Inventories	929,216	748,047
Prepaid expenses and other	8,178	2,108
Income taxes receivable	503	3,140
Deferred income taxes	8,357	5,370

Total current assets	1,192,400	921,025

INTANGIBLES AND OTHER ASSETS
Noncurrent parts inventories	3,507	2,792
Goodwill	30,633	24,404
Intangible assets, net of accumulated amortization	14,359	10,793
Other	8,534	2,776

Total intangibles and other assets	57,033	40,765

PROPERTY AND EQUIPMENT, net of accumulated depreciation	194,641	126,282

TOTAL ASSETS	$1,444,074	$1,088,072

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$28,282	$28,424
Floorplan notes payable	689,410	552,428
Current maturities of long-term debt	10,568	4,755
Customer deposits	46,775	49,540
Accrued expenses	29,590	26,735
Income taxes payable	310	—

Total current liabilities	804,935	661,882

LONG-TERM LIABILITIES
Senior convertible notes	125,666	—
Long-term debt, less current maturities	56,592	57,405
Deferred income taxes	47,411	28,592
Other long-term liabilities	9,551	2,854

Total long-term liabilities	239,220	88,851

STOCKHOLDERS' EQUITY
Common stock, par value $.00001 per share; 45,000 shares authorized, 21,092 shares issued and outstanding at January 31, 2013; 25,000 shares authorized, 20,911 shares issued and outstanding at January 31, 2012	—	—
Additional paid-in-capital	236,521	218,156
Retained earnings	160,724	118,251
Accumulated other comprehensive loss	(735)	(70)

Total Titan Machinery Inc. stockholders' equity	396,510	336,337
Noncontrolling interest	3,409	1,002

Total stockholders' equity	399,919	337,339

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,444,074	$1,088,072

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED JANUARY 31, 2013, 2012 AND 2011

(in thousands, except per share data)

	2013	2012	2011
REVENUE
Equipment	$1,763,877	$1,303,900	$855,443
Parts	242,368	201,404	140,982
Service	127,779	103,474	74,506
Rental and other	64,396	50,214	23,558

TOTAL REVENUE	2,198,420	1,658,992	1,094,489

COST OF REVENUE
Equipment	1,600,233	1,171,618	773,060
Parts	169,164	140,096	100,281
Service	45,748	37,236	27,767
Rental and other	43,914	34,581	18,813

TOTAL COST OF REVENUE	1,859,059	1,383,531	919,921

GROSS PROFIT	339,361	275,461	174,568
OPERATING EXPENSES	247,557	193,860	130,541

INCOME FROM OPERATIONS	91,804	81,601	44,027
OTHER INCOME (EXPENSE)
Interest and other income	1,654	1,643	1,794
Floorplan interest expense	(13,297)	(8,323)	(7,223)
Other interest expense	(9,465)	(1,347)	(1,361)

INCOME BEFORE INCOME TAXES	70,696	73,574	37,237
PROVISION FOR INCOME TAXES	(28,137)	(29,429)	(14,895)

NET INCOME INCLUDING NONCONTROLLING INTEREST	42,559	44,145	22,342
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	86	(15)	—

NET INCOME ATTRIBUTABLE TO TITAN MACHINERY INC.	$42,473	$44,160	$22,342

EARNINGS PER SHARE—NOTE 1
EARNINGS PER SHARE—BASIC	$2.02	$2.21	$1.25

EARNINGS PER SHARE—DILUTED	$2.00	$2.18	$1.23

WEIGHTED AVERAGE COMMON SHARES—BASIC	20,787	19,809	17,658
WEIGHTED AVERAGE COMMON SHARES—DILUTED	20,987	20,110	17,961

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED JANUARY 31, 2013, 2012 AND 2011

(in thousands)

	2013	2012	2011
NET INCOME INCLUDING NONCONTROLLING INTEREST	$42,559	$44,145	$22,342
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(299)	(94)	—
Unrealized loss on net investment hedge derivative instruments (net of tax of $325)	(509)	—	—

TOTAL OTHER COMPREHENSIVE LOSS	(808)	(94)	—
COMPREHENSIVE INCOME	41,751	44,051	22,342
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(57)	(39)	—

COMPREHENSIVE INCOME ATTRIBUTABLE TO TITAN MACHINERY INC.	$41,808	$44,090	$22,342

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED JANUARY 31, 2013, 2012 AND 2011

(in thousands)

	Common Stock
					Accumulated Other Comprehensive Loss	Total Titan Machinery Inc. Stockholders' Equity
	Shares Outstanding	Amount	Additional Paid-In Capital	Retained Earnings			Noncontrolling Interest	Total Stockholders' Equity
BALANCE, JANUARY 31, 2010	17,777	$—	$138,775	$51,749	$—	$190,524	$—	$190,524
Common stock issued on grant of restricted stock, exercise of stock options and warrants, and tax benefits of equity awards	140	—	534	—	—	534	—	534
Stock-based compensation expense	—	—	1,157	—	—	1,157	—	1,157
Net income	—	—	—	22,342	—	22,342	—	22,342

BALANCE, JANUARY 31, 2011	17,917	—	140,466	74,091	—	214,557	—	214,557
Common stock issued in follow-on offering	2,760	—	74,898	—	—	74,898	—	74,898
Common stock issued on grant of restricted stock, exercise of stock options and warrants, and tax benefits of equity awards	234	—	1,663	—	—	1,663	—	1,663
Issuance of subsidiary shares to noncontrolling interest holders	—	—	(239)	—	—	(239)	1,041	802
Stock-based compensation expense	—	—	1,368	—	—	1,368	—	1,368
Comprehensive income:
Net income (loss)	—	—	—	44,160	—	44,160	(15)	44,145
Other comprehensive loss	—	—	—	—	(70)	(70)	(24)	(94)

Total comprehensive income (loss)	—	—	—	—	—	44,090	(39)	44,051

BALANCE, JANUARY 31, 2012	20,911	—	218,156	118,251	(70)	336,337	1,002	337,339
Senior convertible notes offering	—	—	15,546	—	—	15,546	—	15,546
Common stock issued on grant of restricted stock, exercise of stock options and warrants, and tax benefits of equity awards	181	—	1,189	—	—	1,189	—	1,189
Issuance of subsidiary shares to noncontrolling interest holders	—	—	—	—	—	—	2,464	2,464
Stock-based compensation expense	—	—	1,630	—	—	1,630	—	1,630
Comprehensive income:
Net income	—	—	—	42,473	—	42,473	86	42,559
Other comprehensive loss	—	—	—	—	(665)	(665)	(143)	(808)

Total comprehensive income (loss)	—	—	—	—	—	41,808	(57)	41,751

BALANCE, JANUARY 31, 2013	21,092	$—	$236,521	$160,724	$(735)	$396,510	$3,409	$399,919

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JANUARY 31, 2013, 2012 AND 2011

(in thousands)

	2013	2012	2011
OPERATING ACTIVITIES
Net income including noncontrolling interest	$42,559	$44,145	$22,342
Adjustments to reconcile net income to net cash used for operating activities
Depreciation and amortization	23,464	15,263	8,969
Deferred income taxes	6,108	16,029	1,675
Stock-based compensation expense	1,630	1,368	1,157
Noncash interest expense	3,440	535	126
Other, net	(1,171)	(233)	(237)
Changes in assets and liabilities, net of purchase of equipment dealerships assets and assumption of liabilities
Receivables, prepaid expenses and other assets	(41,598)	(32,695)	(19,873)
Inventories	(144,021)	(261,597)	(63,108)
Floorplan notes payable	(5,709)	4,195	(12,992)
Accounts payable, customer deposits, accrued expenses and other long-term liabilities	(2,739)	36,428	23,245
Income taxes	2,712	(5,623)	3,688

NET CASH USED FOR OPERATING ACTIVITIES	(115,325)	(182,185)	(35,008)

INVESTING ACTIVITIES
Rental fleet purchases	(13,358)	(2,642)	(3,429)
Property and equipment purchases (excluding rental fleet)	(26,474)	(18,780)	(13,303)
Net proceeds from sale of property and equipment	8,422	3,342	892
Purchase of equipment dealerships, net of cash purchased	(31,877)	(48,448)	(32,312)
Other, net	(825)	(99)	(296)

NET CASH USED FOR INVESTING ACTIVITIES	(64,112)	(66,627)	(48,448)

FINANCING ACTIVITIES
Proceeds from senior convertible notes offering, net of direct issuance costs of $4,753	145,247	—	—
Proceeds from follow-on offering of common stock, net of underwriting discount of $4,166 and other direct costs of $286	—	74,898	—
Net change in non-manufacturer floorplan notes payable	108,417	168,118	82,371
Proceeds from long-term debt borrowings	113,967	37,832	23,259
Principal payments on long-term debt	(145,509)	(30,067)	(20,385)
Proceeds from sale of subsidiary shares to noncontrolling interest holders	2,464	802	—
Other, net	(359)	990	(1,862)

NET CASH PROVIDED BY FINANCING ACTIVITIES	224,227	252,573	83,383

EFFECT OF EXCHANGE RATE CHANGES ON CASH EQUIVALENTS	(272)	(31)	—
NET CHANGE IN CASH AND CASH EQUIVALENTS	44,518	3,730	(73)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	79,842	76,112	76,185

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$124,360	$79,842	$76,112

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period
Income taxes, net of refunds	$18,625	$18,733	$9,226

Interest	$17,733	$9,004	$9,103

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Net property and equipment financed with long-term debt	$36,482	$9,755	$2,980

Net transfer of assets to property and equipment from inventories	$15,374	$36,377	$3,219

Net transfer of financing to long-term debt from floorplan notes payable	$—	$1,696	$3,084

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

        Titan Machinery Inc. (the "Company") is engaged in the retail sale, service and rental of agricultural and construction machinery through stores in the United States and Europe. The Company's North American stores are located in Arizona, Colorado, Iowa, Minnesota, Montana, Nebraska, North Dakota, South Dakota, Wisconsin and Wyoming, and its European stores are located in Bulgaria, Romania, Serbia and Ukraine. Subsequent to the Company's year ended January 31, 2013, the Company began operating in the state of New Mexico.

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

        The accounts of the Company's foreign subsidiaries are consolidated as of December 31 of each year. No events occurred related to these subsidiaries in January 2013 that would have materially affected the consolidated financial position, results of operations or cash flows.

Reclassifications

        Certain reclassifications of amounts previously reported have been made to the accompanying consolidated financial statements to maintain consistency and comparability between periods presented.

Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, particularly related to realization of inventory, initial valuation and impairment analyses of intangible assets, collectability of receivables, and income taxes.

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

Concentrations in Operations

        The Company currently purchases new and rental equipment and related parts from a limited number of manufacturers. Although no change in suppliers is anticipated, the occurrence of such a change could cause a possible loss of sales and adversely affect operating results. The Company is the holder of authorized dealerships granted by CNH America, LLC and CNH International SA (collectively referred to "CNH") whereby it has the right to act as an authorized dealer for the entities' equipment. The dealership authorizations and floorplan facilities can be cancelled by the respective entity if the Company does not observe certain established guidelines and covenants.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with original maturities of three months or less on their acquisition date to be cash equivalents. There were no cash equivalents outstanding on January 31, 2013 or 2012.

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

Goodwill

        Goodwill represents the excess of the purchase price over the fair value of the net assets, including identifiable intangible assets, of the businesses acquired. Goodwill is not amortized, but is tested for impairment annually, or more frequently upon the occurrence of certain events or when circumstances indicate that impairment may be present. We perform our annual impairment test as of the end of our fiscal year.

        Goodwill is tested for impairment at the reporting unit level. A reporting unit is defined as an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. We have identified four reporting units which carry a goodwill balance.

        An entity may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Alternatively, an entity has an unconditional option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the quantitative impairment analysis. The quantitative impairment analysis is performed under a two-step impairment model, in which under step one, the fair value of a reporting unit is compared to its carrying value. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment, if any.

        In 2012, for all reporting units, we elected to analyze qualitative factors to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount. Based on this assessment, we concluded that this condition, for all reporting units, did not exist, and thus goodwill was not impaired. For 2013, we performed the quantitative goodwill impairment test comparing the estimated fair value of each reporting unit to its carrying value. We estimated the fair

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

value of our reporting units based primarily on a discounted cash flow analysis, an income approach. Based on our analyses, we concluded that goodwill was not impaired.

Intangible Assets

        Intangible assets with a finite life consist of customer relationships and covenants not to compete, and are carried at cost less accumulated amortization. The Company amortizes the cost of identified intangible assets on a straight-line basis over the expected period of benefit, which is three years for customer relationships and the contractual term for covenants not to compete, which range from three to ten years.

        Intangible assets with an indefinite life consist of distribution rights with manufacturers. We classify distribution rights as an indefinite-lived intangible asset because our distribution agreements continue indefinitely by their terms, or are routinely awarded or renewed without substantial cost to us or material modifications to the underlying agreements. As such, we believe that our distribution rights intangible assets will contribute to our cash flows for an indefinite period; therefore, the carrying amount of distribution rights is not amortized, but is tested for impairment annually, or more frequently upon the occurrence of certain events or when circumstances indicate that impairment may be present. We perform our annual impairment test as of December 31st of each year. The impairment test is performed by comparing the carrying value to its estimated fair value.

        Indefinite-lived intangible assets are tested for impairment at the lowest level in which identifiable cash flows can be attributed to the asset. For our distribution rights intangible assets, we have determined that the lowest level of cash flows which can be attributed to the asset is equal to the store, or complex of stores, acquired in the business combination which resulted in the initial recognition of the intangible asset, plus any additional store locations operating within the geographical area of the distribution rights.

        Under the impairment test, we estimated the fair value of our distribution rights intangible assets based on a multi-period excess earnings model, an income approach. Based on our annual impairment tests performed as of December 31, 2012 and 2011, we concluded that our distribution rights intangible assets were not impaired.

Impairment of Long-Lived Assets

        Our long-lived assets consist of our property and equipment and intangible assets. In accordance with the guidance for the impairment of long-lived assets, we review these assets for potential impairment when events or circumstances indicate that the carrying value may not be recoverable. Recoverability is measured by comparing the estimated future undiscounted cash flows of such assets to their carrying values to determine if an adjustment is necessary. If necessary, we measure impairment losses based on the amount by which the carrying amounts of these assets exceed their fair values. No impairment was recognized during the years ended January 31, 2013 and 2012.

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

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company's objective in managing its exposure to foreign currency risk is to minimize the impact on earnings, cash flows and the consolidated balance sheet. The Company does not use derivative instruments for trading or speculative purposes.

        All outstanding derivative instruments are recognized in the consolidated balance sheet at fair value. The effect on earnings from recognizing the fair value of the derivative instrument depends on its intended use, the hedge designation, and the effectiveness in offsetting the exposure of the underlying hedged item. Changes in fair values of instruments designated to reduce or eliminate fluctuations in the fair values of recognized assets and liabilities and unrecognized firm commitments are reported currently in earnings along with the change in the fair value of the hedged items. Changes in the effective portion of the fair values of derivative instruments used to reduce or eliminate fluctuations in cash flows of forecasted transactions are reported in other comprehensive income, a component of stockholders' equity. Amounts accumulated in other comprehensive income are reclassified to earnings when the related hedged items affect earnings or the anticipated transactions are no longer probable. Changes in the fair value of derivative instruments designated to reduce or eliminate fluctuations in the net investment of a foreign subsidiary are reported in other comprehensive income. Changes in the fair value of derivative instruments that are not designated as hedging instruments or do not qualify for hedge accounting treatment are reported currently in earnings.

        For derivative instruments accounted for as hedging instruments, the Company formally designates and documents, at inception, the instrument as a hedge of a specific underlying exposure, the risk management objective and the manner by which the effectiveness of the hedging instrument will be evaluated. At each reporting period after inception, the Company evaluates the hedging instrument's effectiveness in reducing or eliminating the underlying hedged exposure. Any hedge ineffectiveness is recognized in earnings immediately.

Fair Value Measurements

        Fair value is defined as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Three levels of inputs may be used to measure fair value:

          Level 1—Values derived from unadjusted quoted prices in active markets for identical assets and liabilities

          Level 2—Values derived from observable inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets in markets that are not active.

          Level 3—Values derived from unobservable inputs for which there is little or no market data available, thereby requiring the reporting entity to develop its own assumptions.

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

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        As of January 31, 2013, the Company had recognized a derivative liability for outstanding foreign currency forward contracts which are recorded at fair value in an amount equal to $0.1 million. Fair value was determined based on Level 2 inputs which include observable, market-based pricing components. No instruments measured at fair value were outstanding as of January 31, 2012.

Customer Deposits

        Customer deposits consist of advance payments from customers, in the form of cash or equipment to be traded-in, for revenue to be recognized in the following year.

Income Taxes

        Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of receivables, inventory, property and equipment, intangible assets, stock-based compensation, senior convertible notes and accrued expenses for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. The Company's policy is to recognize interest expense and penalties related to income tax matters within its provision for income taxes. The Company performs a comprehensive review of its portfolio of uncertain tax positions in accordance with the requirements and recognition standards established by Accounting Standards Codification ("ASC") 740, Income Taxes. Pursuant to this guidance, an uncertain tax position represents the Company's expected treatment of a tax position taken, or expected to be taken, in a tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.

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

        Diluted earnings per share were computed by dividing net income attributable to Titan Machinery Inc. after allocation of income to participating securities by the weighted-average shares of common stock outstanding after adjusting for potential dilution related to the conversion of all dilutive securities into common stock. All potentially dilutive securities were included in the computation of diluted earnings per share. There were approximately 10,000, 119,000 and 131,000 stock options outstanding as of January 31, 2013, 2012 and 2011, respectively, which were not included in the computation of diluted earnings per share because they were anti-dilutive. None of the approximately 3,474,000 shares underlying our Convertible Notes were included in the computation of diluted earnings per share because the Company's average stock price was less than the conversion price of $43.17.

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table sets forth the calculation of basic and diluted earnings per share:

	2013	2012	2011
	(in thousands, except per share data)
Numerator
Net income attributable to Titan Machinery Inc.	$42,473	$44,160	$22,342
Net income allocated to participating securities	(443)	(409)	(232)

Net income attributable to Titan Machinery Inc. common stockholders	$42,030	$43,751	$22,110

Denominator
Basic weighted-average common shares outstanding	20,787	19,809	17,658
Plus: Incremental shares from assumed conversions of stock options and warrants	200	301	303

Diluted weighted-average common shares outstanding	20,987	20,110	17,961

Earnings per share—basic	$2.02	$2.21	$1.25

Earnings per share—diluted	$2.00	$2.18	$1.23

Revenue Recognition

        Equipment revenue is generally recognized upon receipt of a signed sales contract and delivery of product to customers. However, in certain circumstances, and upon the customer's written request, equipment revenue is recognized before delivery occurs. Under these bill and hold arrangements, the equipment is available for shipment, the Company has fulfilled all of its performance obligations and received a signed sales contract, and the customer has completed and signed a bill and hold agreement. Credit terms on bill and hold arrangements are consistent with credit terms on all other equipment sales. Parts revenue is recognized upon delivery of product to customers. Service revenue is recognized at the time the related services are provided. Rental revenue is recognized over the period of the related rental agreement. In addition to outright sales of new and used equipment, certain rental agreements may include rent-to-purchase options. Under these agreements, customers are given a period of time to exercise an option to purchase the related equipment, with a portion of the rental payments being applied to reduce the purchase price. Payments received during the rental period are recorded as rental revenue. Any such equipment is included in inventory until the purchase option is exercised, and the carrying value of the equipment is reduced in accordance with the Company's aforementioned policy. Equipment revenue is recognized upon the exercise of the purchase option.

Sales, Excise and Value Added Taxes

        The Company has customers in states and municipalities in which those governmental units impose a sales tax on certain sales. The U.S. federal government imposes excise taxes on certain sales. Certain governments of the foreign countries in which we operate impose value added taxes on certain sales. The Company collects those sales and excise taxes from its customers and remits the entire amount to the various governmental units. The Company's accounting policy is to exclude the tax collected and remitted from revenue and cost of revenue.

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Shipping and Handling Costs

        Shipping and handling costs are recorded as cost of revenue and amounts billed to customers for shipping and handling costs are recorded in revenue.

Lessor Accounting

        The Company leases equipment from its rental fleet and equipment inventory to customers on operating leases over periods primarily less than one year. These leases require a minimum rental payment and contingent rental payment based on machine hours. Rental revenue totaled $54.6 million, $42.0 million and $18.2 million for the years ended January 31, 2013, 2012 and 2011, respectively. As of January 31, 2013, the Company had $105.7 million of rental fleet included in property and equipment, net of accumulated depreciation of $16.8 million. As of January 31, 2012, the Company had $62.4 million of rental fleet included in property and equipment, net of accumulated depreciation of $7.7 million.

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

Advertising Costs

        Costs incurred for producing and distributing advertising are expensed as incurred. Advertising expense amounted to $5.6 million, $4.3 million and $3.0 million for the years ended January 31, 2013, 2012, and 2011, respectively.

Comprehensive Income and Foreign Currency Matters

        For the Company, comprehensive income represents net income adjusted for foreign currency items, including foreign currency translation adjustments and unrealized gains or losses on net investment hedge derivative instruments. For its foreign subsidiaries in which their local currency is their functional currency, assets and liabilities are translated into U.S. dollars at the balance sheet date exchange rate. Income and expenses are translated at average exchange rates for the year. Foreign currency translation adjustments are recorded directly as other comprehensive income, a component of stockholders' equity. For its foreign subsidiaries in which the local currency is not the functional currency, prior to translation into U.S. dollars, amounts must first be remeasured from the local currency into the functional currency. Nonmonetary assets and liabilities are translated at historical exchange rates and monetary assets and liabilities are translated at the balance sheet date exchange rate. Income and expenses are translated at average exchange rates for the year. Foreign currency remeasurement adjustments are included in the statement of operations.

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company recognized a net foreign currency transaction gain of $0.9 million for the year ended January 31, 2013, exclusive of the loss recognized on the foreign exchange contacts disclosed in Note 9. The impact of foreign currency transactions was immaterial for the year ended January 31, 2012.

Stock-Based Compensation

        The Company accounts for stock-based compensation in accordance with the provisions of ASC 718, Compensation—Stock Compensation. This guidance requires that stock-based compensation, which includes stock options and restricted stock, be accounted for at the fair value of the applicable equity instrument. Additional information regarding stock-based compensation is summarized in Note 14.

Business Combinations

        The Company accounts for business combinations in accordance with the provisions of ASC 805, Business Combinations, which requires the purchase price to be allocated amongst the assets acquired, including identifiable intangible assets, and liabilities assumed based on the fair values of the acquired assets and assumed liabilities. This guidance allows the acquirer to finalize the acquisition accounting during the measurement period, which may not exceed one year from the date of acquisition. During the measurement period the Company's accounting for the business combination transaction may be based on estimates due to various unknown factors present at the date of acquisition.

Segment Reporting

        The Company operates its business in two reportable segments, the Agriculture segment and Construction segment, in accordance with the provisions of ASC 280, Segment Reporting. Information regarding these segments is summarized in Note 18.

Recent Accounting Guidance

        In March 2013, the FASB amended authoritative guidance on the parent's accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity, codified in ASC 830, Foreign Currency Matters. The amendments require an entity that ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity to apply the guidance in ASC 830-30, Translation of Financial Statements, to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. For an equity method investment that is a foreign entity, the partial sale guidance in ASC 830-30-40, Derecognition, still applies. As such, a pro rata portion of the cumulative translation adjustment should be released into net income upon a partial sale of such an equity method investment. The guidance is effective for derecognition events occurring in fiscal years beginning after December 15, 2013, with early adoption permitted. The Company will adopt this guidance on February 1, 2014. Its adoption is not expected to have a material effect on the Company's consolidated financial statements.

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In February 2013, the FASB amended authoritative guidance on reporting of amounts reclassified out of accumulated other comprehensive income, codified in ASC 220, Comprehensive Income. The amended guidance did not change existing disclosure requirements, but requires presentation of information about significant reclassifications out of accumulated other comprehensive income in one place within the financial statements, or cross-referenced to related footnote disclosures. The guidance is effective for reporting periods beginning after December 15, 2012, with early adoption permitted. The Company adopted this guidance on February 1, 2013. Its adoption did not have a material effect on the Company's consolidated financial statements.

        In January 2013, the FASB amended authoritative guidance on disclosures about offsetting assets and liabilities, codified in ASC 210, Balance Sheet. The amended guidance clarified that the scope of the disclosures about offsetting assets and liabilities include derivatives accounted for in accordance with ASC 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and certain securities borrowing and securities lending transactions. The guidance is effective for the interim and annual periods beginning on or after January 1, 2013. The Company adopted this guidance on February 1, 2013. Its adoption did not have a material effect on the Company's consolidated financial statements.

        In July 2012, the FASB amended authoritative guidance on impairment testing for indefinite-lived intangible assets, codified in ASC 350, Intangibles—Goodwill and Other. The amended guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is impaired. If an entity determines that the fair value of the indefinite-lived intangible asset is not more likely than not impaired, then the entity is not required to perform a quantitative assessment. However, if an entity concludes that the fair value of an indefinite-lived intangible asset is more likely than not impaired, it is required to perform the impairment test by comparing the fair value with the carrying amount. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. The guidance is effective for the interim and annual periods beginning after September 15, 2012, with early adoption permitted. The Company adopted this guidance on July 31, 2012 and utilized it in the Company's annual indefinite-lived intangible assets impairment testing as of January 31, 2013. Its adoption did not have a material effect on the Company's consolidated financial statements.

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—RECEIVABLES

	January 31, 2013	January 31, 2012
	(in thousands)
Trade accounts receivable
Due from customers	$45,222	$28,251
Due from finance companies	47,967	31,181
Due from manufacturers	29,909	23,082

Total trade accounts receivable	123,098	82,514
Other receivables	1,025	724

	124,123	83,238
Less allowance for doubtful accounts	(2,337)	(720)

	$121,786	$82,518

NOTE 3—INVENTORIES

	January 31, 2013	January 31, 2012
	(in thousands)
New equipment	$542,180	$445,513
Used equipment	275,626	219,849
Parts and attachments	103,456	76,073
Work in process	7,954	6,612

	$929,216	$748,047

        In addition to the above amounts, the Company has estimated that a portion of its parts inventory will not be sold in the next year. Accordingly, these balances have been classified as noncurrent assets.

NOTE 4—PROPERTY AND EQUIPMENT

	January 31, 2013	January 31, 2012
	(in thousands)
Rental fleet equipment	$105,681	$62,440
Machinery and equipment	21,086	17,562
Vehicles	38,742	28,277
Furniture and fixtures	27,766	19,097
Land, buildings, and leasehold improvements	56,845	34,705

	250,120	162,081
Less accumulated depreciation	(55,479)	(35,799)

	$194,641	$126,282

        Depreciation expense amounted to $22.7 million, $14.7 million and $8.9 million for the years ended January 31, 2013, 2012 and 2011, respectively.

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—INTANGIBLE ASSETS AND GOODWILL

        The following is a summary of intangible assets with finite lives as of January 31, 2013 and 2012:

	Cost	Accumulated Amortization	Net
		(in thousands)
Balance, January 31, 2013
Covenants not to compete	$2,280	$(1,008)	$1,272
Customer relationships	1,467	(703)	764

	$3,747	$(1,711)	$2,036

Balance, January 31, 2012
Covenants not to compete	$2,007	$(652)	$1,355
Customer relationships	1,054	(298)	756

	$3,061	$(950)	$2,111

        The Company acquired intangible assets with finite lives, consisting of covenants not to compete totaling $0.3 million with a weighted-average amortization period of 3.7 years and customer relationships totaling $0.4 million with a weighted-average amortization period of 3.0 years, as part of the business combinations during the year ended January 31, 2013. The Company acquired intangible assets with finite lives, consisting of covenants not to compete totaling $0.9 million with a weighted-average amortization period of 5.0 years and customer relationships totaling $0.6 million with a weighted-average amortization period of 2.9 years, as part of the business combinations completed during the year ended January 31, 2012. Amortization expense was $0.8 million, $0.6 million and $0.1 million for the years ended January 31, 2013, 2012 and 2011, respectively.

        Future amortization expense, as of January 31, 2013, is expected to be as follows:

Years ending January 31,	Amount
(in thousands)
2014	$843
2015	606
2016	418
2017	100
2018	30
Thereafter	39

$2,036

        Indefinite lived intangible assets consisted of distribution rights totaling $12.3 million and $8.7 million as of January 31, 2013 and 2012, respectively. The Company acquired distribution rights of $3.6 million and $5.1 million as part of business combinations during the years ended January 31, 2013 and 2012, respectively.

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—INTANGIBLE ASSETS AND GOODWILL (Continued)

        Changes in the carrying amount of goodwill during the years ended January 31, 2013 and 2012 are summarized as follows:

	Agriculture	Construction	Total
		(in thousands)
Balance, January 31, 2011	$16,330	$2,061	$18,391
Arising in completed business combinations	2,404	1,706	4,110
Adjustments to business combinations completed in prior years	1,923	—	1,923
Foreign currency translation adjustment	(20)	—	(20)

Balance, January 31, 2012	20,637	3,767	24,404
Arising in completed business combinations	1,432	1,500	2,932
Adjustments to business combinations completed in prior years	3,277	—	3,277
Foreign currency translation adjustment	20	—	20

Balance, January 31, 2013	$25,366	$5,267	$30,633

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

NOTE 6—LINES OF CREDIT/FLOORPLAN NOTES PAYABLE

Senior Secured Credit Facility—Operating and Floorplan Lines of Credit

        As of January 31, 2013, the Company had an amended and restated credit agreement with a group of banks led by Wells Fargo Bank, National Association (the "Wells Fargo"), which provided for a $375.0 million wholesale floorplan line of credit (the "Floorplan Line") and a $75.0 million working capital line of credit (the "Working Capital Line"). The amount available under the Floorplan Line is reduced by adjustments based on borrowing base calculations and various standby letters of credit denominated in Euros and U.S. dollars used to guarantee equipment purchases from CNH by the Company's foreign subsidiaries. The credit agreement has a variable interest rate on outstanding balances of LIBOR plus an applicable margin of 1.5% to 2.625% per annum, depending upon the Company's consolidated leverage ratio, has a 0.3% to 0.4% non-usage fee on the average monthly unused amount and requires monthly payments of accrued interest. The credit agreement is secured by all assets of the Company and contains certain financial covenants that impose a minimum fixed charge coverage ratio and a maximum debt to tangible net worth ratio, and requires prior approval of acquisitions exceeding certain thresholds. The credit agreement also restricts the Company's ability to make certain cash payments without prior approval, including payments for stock repurchases and cash dividends, except that it permits paying cash dividends in an amount not to exceed 50% of consolidated net income for the then trailing four quarters, so long as no default or event of default exists prior to or immediately following such action or otherwise results from such action. The credit agreement expires March 30, 2016. As of January 31, 2013, the Company was in compliance with all financial covenants.

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

        The Working Capital Line is used to finance working capital requirements of the Company. Amounts outstanding are recorded as long-term debt, within long-term liabilities on the consolidated balance sheets, as the Company does not have the intention or obligation to repay amounts borrowed within one year. The balances outstanding on the Working Capital Line as of January 31, 2013 and 2012 are disclosed in Note 8.

Floorplan Lines of Credit

        As of January 31, 2013, the Company had discretionary floorplan lines of credit for equipment purchases totaling approximately $1.0 billion with various lending institutions, including the aforementioned $375.0 million Floorplan Line with Wells Fargo, a $450.0 million credit facility with CNH Capital and $175.0 million credit facility with Agricredit Acceptance LLC ("Agricredit"). Floorplan notes payable relating to these credit facilities totaled approximately $629.8 million of the total floorplan notes payable balance of $689.4 million outstanding as of January 31, 2013 and $505.6 million of the total floorplan notes payable balance of $552.4 million outstanding as of January 31, 2012. As of January 31, 2013, the Company had approximately $307.1 million in available borrowings remaining under these lines of credit (net of adjustments based on borrowing base calculations and standby letters of credit under the aforementioned credit agreement, and rental fleet financing and other acquisition-related financing arrangements under the CNH Capital credit facility). These floorplan notes carried various interest rates primarily ranging from 2.83 to 7.25% as of January 31, 2013, subject to interest-free periods offered by CNH Capital. As of January 31, 2013, the Company was in compliance with all floorplan financial covenants.

        The available borrowings under the CNH Capital credit facility are reduced by outstanding floorplan notes payable, rental fleet financing and other acquisition-related financing arrangements with CNH Capital. The CNH Capital credit facility has interest rates equal to the prime rate plus 4% on new borrowings, subject to any interest-free periods offered by CNH Capital, and automatically renews on August 31 of each year unless earlier terminated by either party. The CNH Capital credit facility contains certain financial covenants that impose maximum levels of adjusted debt to tangible net worth and debt service ratios.

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

        The Agricredit credit facility may be used to purchase or refinance new and used equipment inventory and has a variable interest rate on outstanding balances of LIBOR plus an applicable margin of 4.75% to 5.25% per annum, depending upon the Company's average daily outstanding balance. The

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—LINES OF CREDIT/FLOORPLAN NOTES PAYABLE (Continued)

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

NOTE 7—SENIOR CONVERTIBLE NOTES

        On April 24, 2012, the Company issued through a private offering $150 million of 3.75% Senior Convertible Notes (the "Convertible Notes"). The Convertible Notes bear interest at a rate of 3.75% per year, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2012. The Convertible Notes mature on May 1, 2019, unless earlier purchased by the Company, redeemed or converted.

        The Convertible Notes are unsecured and unsubordinated obligations; rank equal in right of payment to the Company's existing and future unsecured indebtedness that is not subordinated; are effectively subordinated in right of payment to the Company's existing and future secured indebtedness; and are structurally subordinated to all existing and future indebtedness and liabilities of the Company's subsidiaries.

        The Convertible Notes are initially convertible into the Company's common stock at a conversion rate of 23.1626 shares of common stock per $1,000 principal amount of convertible notes, representing an initial effective conversion price of $43.17 per share of common stock. The conversion rate may be subject to adjustment upon the occurrence of certain specified events as provided in the indenture governing the Convertible Notes, dated April 24, 2012 between the Company and Wells Fargo Bank, National Association, as trustee (the "Indenture"), but will not be adjusted for accrued but unpaid interest. Upon conversion of a Convertible Note, the Company will settle the conversion obligation in cash up to the aggregate principal amount of the Convertible Note being converted, and any conversion obligation in excess thereof will be settled in cash, shares of the Company's common stock, or a combination thereof, at the Company's election, subject to certain limitations as defined in the Indenture.

        Holders of the Convertible Notes may convert their notes at the applicable conversion rate under the following circumstances:

  i.
  During any fiscal quarter commencing after July 31, 2012, if for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of the Company's common stock on such trading day is greater than or equal to 120% of the applicable conversion price on such trading day.

  ii.
  During the five consecutive business day period immediately following any five consecutive trading day period in which, for each trading day of that period, the trading price per $1,000 principal amount of the Convertible Notes is less than 98% of the product of the last reported sale price of the Company's common stock on such trading day and the applicable conversion rate on such trading day.

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—SENIOR CONVERTIBLE NOTES (Continued)

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

        The number of shares the Company may deliver upon conversion of the Convertible Notes will be subject to certain limitations, and the Company is subject to certain other obligations and restrictions related to such share caps, as described in the Indenture. On or after May 6, 2015, the Company may redeem for cash all or a portion of the Convertible Notes if the last reported sale price of the Company's common stock has been at least 120% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption.

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

        The transaction costs incurred in connection with the issuance of the Convertible Notes were allocated to the liability and equity components based on their relative values. Transaction costs

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—SENIOR CONVERTIBLE NOTES (Continued)

allocated to the liability component are being amortized using the effective interest rate method and recognized as non-cash interest expense over the expected term of the Convertible Notes. Transaction costs allocated to the equity component reduced the value of the equity component recognized in stockholders' equity.

        Proceeds upon issuance of the Convertible Notes were as follows:

April 24, 2012
(in thousands)
Principal value	$150,000
Less: transaction costs	(4,753)

Net proceeds, senior convertible notes	$145,247

Amounts recognized at issuance:
Senior convertible notes, net	$123,319
Additional paid-in capital	15,546
Transaction costs allocated to the liability component	(3,907)
Long-term deferred tax liability	10,289

Net proceeds, senior convertible notes	$145,247

        As of January 31, 2013, the Convertible Notes consisted of the following:

January 31, 2013
(in thousands except conversion rate and conversion price)
Principal value	$150,000
Unamortized debt discount	(24,334)

Carrying value of senior convertible notes	$125,666
Carrying value of equity component, net of deferred taxes	$15,546
Conversion rate (shares of common stock per $1,000 principal amount of notes)	23.1626
Conversion price (per share of common stock)	$43.17

        The unamortized debt discount is amortized over a seven-year period. The if-converted value as of January 31, 2013 does not exceed the principal balance of the Convertible Notes. For the year ended January 31, 2013, the Company recognized coupon interest expense of $4.3 million, and non-cash interest expense of $2.3 million related to the amortization of the debt discount and $0.4 million related to the amortization of the liability-allocated transaction costs. The effective interest rate of the liability component for the period ended January 31, 2013 was equal to 7.00%.

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—LONG-TERM DEBT

        The following is a summary of long-term debt as of January 31, 2013 and 2012:

	January 31, 2013	January 31, 2012
	(in thousands)
Fixed rate notes payable to Wells Fargo Bank, N.A., interest rates ranging from 3.75% to 4.50%, varying monthly installments including interest and various maturity dates through October 2017, secured by rental fleet equipment	$42,634	$17,832
Fixed rate notes payable to various finance companies, interest rates primarily ranging from 3.24% to 7.25%, due in monthly installments including interest and various maturity dates through January 2018, secured by fixed assets	12,403	10,278
Working Capital Line payable to the Wells Fargo Bank Syndicate (see details in Note 6)	7,138	33,934
Variable rate notes payable to GE Commercial Distribution Finance Corporation, interest rate of LIBOR + 4.1%, monthly installment payments including interest, due October 2017, secured by rental fleet equipment	4,869	—
Other	116	116

	67,160	62,160
Less current maturities	(10,568)	(4,755)

	$56,592	$57,405

        Long-term debt maturities are as follows:

Years Ending January 31,	Amount
(in thousands)
2014	$10,568
2015	9,793
2016	10,695
2017	21,833
2018	12,096
Thereafter	2,175

$67,160

NOTE 9—DERIVATIVE INSTRUMENTS

        The Company holds derivative instruments for the purpose of minimizing exposure to fluctuations in foreign currency exchange rates to which the Company is exposed in the normal course of its operations.

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—DERIVATIVE INSTRUMENTS (Continued)

Net Investment Hedges

        To protect the value of the Company's investments in its foreign operations against adverse changes in foreign currency exchange rates, the Company may, from time to time, hedge a portion of its net investment in one or more of its foreign subsidiaries. Gains and losses on derivative instruments that are designated and effective as a net investment hedge are included in other comprehensive income and only reclassified into earnings in the period during which the hedged net investment is sold or liquidated. Any hedge ineffectiveness is recognized in earnings immediately.

        As of January 31, 2013, no foreign currency forward contracts designated as net investment hedges were outstanding. For the year ended January 31, 2013, the maximum notional amount outstanding at any point during the period was approximately $31.8 million. No derivative instruments designated as net investment hedges were outstanding as of or for the year ending January 31, 2012.

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

        As of January 31, 2013, the notional amount of foreign currency forward contracts not designated as hedging instruments was approximately $4.0 million. For the year ended January 31, 2013, the maximum notional amount outstanding at any point during the period was approximately $21.1 million. No derivative instruments not designated as hedging instruments were outstanding as of or during the year ended January 31, 2012.

        The following table sets forth the fair value of the Company's derivative instruments outstanding as of January 31, 2013. No derivative instruments were outstanding as of January 31, 2012.

	Fair Value as of:
	January 31, 2013	Balance Sheet Location
	(in thousands)
Liability Derivatives:
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$86	Accrued expenses

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—DERIVATIVE INSTRUMENTS (Continued)

        The following table sets forth the gains and losses recognized on the Company's derivative instruments for the year ended January 31, 2013. No derivative instruments were outstanding during the years ended January 31, 2012 or 2011, respectively.

	Amount of Gain (Loss) Recognized in
	Other Comprehensive Income	Income	Income Statement Classification
	(in thousands)
Dervatives Designated as Hedging Instruments:
Net investment hedges:
Foreign exchange contracts	$(509)	$(365)	Interest and other income
Dervatives Not Designated as Hedging Instruments:
Foreign exchange contracts	—	(1,430)	Interest and other income

Total Derivatives	$(509)	$(1,795)

NOTE 10—ACCRUED EXPENSES

	January 31, 2013	January 31, 2012
	(in thousands)
Compensation	$18,025	$16,872
Sales, payroll, real estate and value added taxes	4,930	3,620
Interest	2,389	808
Health insurance claims liability	1,087	871
Deferred revenue	1,067	3,494
Other	2,092	1,070

	$29,590	$26,735

NOTE 11—OPERATING LEASES AND RELATED PARTY TRANSACTIONS

        During the year ended January 31, 2013, the Company leased buildings from Dealer Sites, LLC ("Dealer Sites"), an entity in which a minority position was owned by an entity affiliated with David Meyer, the Company's Chairman and Chief Executive Officer, an entity affiliated with Tony Christianson, one of the Company's directors, Peter Christianson, the Company's President and Chief Operating Officer, and other Meyer and Christianson family members. As of January 31, 2013, total related party ownership in Dealer Sites was less than 10%. The Company leased buildings pursuant to 48 different operating lease agreements from Dealer Sites, LLC ("Dealer Sites") and one building pursuant to operating leases from C.I. Farm Power, Inc., a company affiliated with Peter Christianson, as of January 31, 2013. Rent expense for leases with related parties totaled $7.0 million, $6.3 million and $5.3 million for the years ended January 31, 2013, 2012 and 2011, respectively. The leases expire on various dates between July 2013 and January 2028, contain purchase options based on fair values at the time of purchase, and provide that the lessee pay all property taxes, utilities, insurance and all

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—OPERATING LEASES AND RELATED PARTY TRANSACTIONS (Continued)

expenses necessary for the general maintenance of the respective buildings. The Company also entered into sale-leaseback agreements with Dealer Sites from which the Company received $1.3 million and $6.8 million for the years ended January 31, 2013 and 2012, respectively.

        The Company also leases 84 additional buildings under operating lease agreements with unrelated parties and leases office equipment and vehicles under various operating lease agreements. The leases expire at various dates through January 2028. Rent and lease expense under all operating leases totaled $17.3 million, $13.1 million and $9.8 million during the years ended January 31, 2013, 2012 and 2011, respectively. Certain leases have fluctuating minimum lease payments. The Company recognizes lease expense on a straight-line basis over the expected term of the lease.

        Approximate minimum future lease payments are as follows:

Years ending January 31,	Amount
(in thousands)
2014	$18,996
2015	17,472
2016	15,388
2017	14,138
2018	13,486
Thereafter	91,312

$170,792

        The Company utilizes C.I. Construction, an entity owned by the brother-in-law of Peter Christianson and Tony Christianson, to perform construction management services for its building and leasehold improvement projects. Payments to C.I. Construction, which include cost reimbursements of certain building supplies and other construction costs, totaled $6.7 million, $3.2 million and $0.7 million for the years ended January 31, 2013, 2012 and 2011, respectively. During the year ended January 31, 2013, the Company also paid a total of $0.2 million to Cherry Tree & Associates, LLC, an entity affiliated with Tony Christianson, primarily for services related to the Convertible Notes offering.

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—INCOME TAXES

        Net deferred tax assets and liabilities consist of the following components as of January 31, 2013 and 2012:

	2013	2012
	(in thousands)
Current deferred tax assets:
Inventory allowances	$5,146	$3,412
Accrued liabilities and other	1,682	1,360
Stock-based compensation	630	311
Receivables	899	287

	$8,357	$5,370

Non-current deferred tax assets (liabilities):
Property and equipment	$(36,124)	$(26,870)
Convertible debt	(9,391)	—
Intangibles	(2,452)	(1,808)
Other, net	556	86

	$(47,411)	$(28,592)

        The provision for income taxes charged to income for the years ended January 31, 2013, 2012 and 2011 consists of the following:

	2013	2012	2011
	(in thousands)
Currently payable (receivable)
Federal	$17,588	$9,342	$10,676
Foreign	287	(10)	—
State	4,154	4,068	2,544
Deferred	6,108	16,029	1,675

	$28,137	$29,429	$14,895

        The reconciliation of the statutory federal income tax rate to the Company's effective rate is as follows:

	2013	2012	2011
U.S. statutory rate	35.0%	35.0%	35.0%
Foreign statutory rates	(0.4)	—	—
State taxes on income net of federal tax benefit	4.7	4.9	5.1
All other, net	0.5	0.1	(0.1)

	39.8%	40.0%	40.0%

        The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign countries. It is no longer subject to income tax examinations by U.S. federal tax authorities for fiscal years ended on or prior to January 31, 2009 and state tax authorities for fiscal years ended on or prior to January 31, 2008.

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—CAPITAL STRUCTURE

        The Company amended its certificate of incorporation on June 1, 2012, providing the Company with the authority to issue 50,000,000 shares of $0.00001 par value stock, consisting of 45,000,000 shares of common stock and 5,000,000 shares classified as undesignated. Prior to June 1, 2012, the Company had the authority to issue 30,000,000 shares of $0.00001 par value stock, consisting of 25,000,000 shares of common stock and 5,000,000 shares classified as undesignated.

NOTE 14—STOCK-BASED COMPENSATION

Stock Award Plans

        The Company implemented the 2005 Equity Incentive Plan, a stock-based compensation plan (the "Plan"), during the year ended January 31, 2006. In August 2007, the Plan was amended to increase the number of shares available under the Plan from 500,000 to 1,000,000 shares. The Plan was again amended in June 2011 to increase the number of shares available under the Plan from 1,000,000 to 1,500,000. The purpose of the Plan is to provide incentive compensation to participants for services that have been or will be performed for continuing as employees or members of the Board of Directors of the Company. Under the Plan, the Company may grant incentive stock options, non-qualified stock options and restricted stock for up to 1,500,000 shares of common stock under all forms of awards. The Company accounts for stock options and restricted stock using the fair value method under ASC 718, Compensation—Stock Compensation. Shares issued for stock-based awards consist of authorized but unissued shares. The Company has approximately 429,000 shares authorized and available for future equity awards under the Plan as of January 31, 2013.

        Compensation cost charged to operations under the Plan was $1.6 million, $1.4 million and $1.2 million for the years ended January 31, 2013, 2012 and 2011, respectively. The related income tax benefit (net) was $0.5 million, $0.4 million and $0.3 million for the years ended January 31, 2013, 2012 and 2011, respectively.

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

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—STOCK-BASED COMPENSATION (Continued)

        The following table summarizes stock option activity for the year ended January 31, 2013:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
	(in thousands)		(in thousands)
Outstanding at January 31, 2012	445	$11.72	$5,817	5.8
Granted	—	—
Exercised	(57)	11.83
Forfeited	(2)	22.21

Outstanding at January 31, 2013	386	$11.64	$6,665	4.8

Exercisable at January 31, 2013	306	$10.46	$5,638	4.7

        The aggregate intrinsic value of stock options exercised was $1.1 million, $2.4 million and $0.2 million for the years ended January 31, 2013, 2012 and 2011, respectively. As of January 31, 2013 there was $0.4 million of unrecognized compensation cost on non-vested stock options that is expected to be recognized over a weighted-average period of 1.3 years.

        The following is a summary of information related to options outstanding and exercisable at January 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
	(in thousands)			(in thousands)
$4.00 - 4.50	58	3.3	$4.46	58	3.3	$4.46
7.50 - 10.20	205	4.8	8.35	178	4.8	8.35
11.15 - 14.69	24	5.8	12.01	12	5.8	12.18
21.21 - 26.84	99	5.5	22.47	58	5.5	22.63

	386	4.8	$11.64	306	4.7	$10.46

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

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—STOCK-BASED COMPENSATION (Continued)

        The following table summarizes restricted stock activity for the year ended January 31, 2013:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
	(in thousands)
Nonvested at January 31, 2012	206	$18.10	2.7
Granted	100	26.83
Forfeited	(5)	18.05
Vested	(46)	15.06

Nonvested at January 31, 2013	255	$22.09	3.0

        The weighted-average grant date fair value of restricted stock granted was $26.83, $24.45 and $14.94 during the years ended January 31, 2013, 2012 and 2011, respectively. The total fair value of restricted stock vested was $1.3 million, $1.0 million and $1.2 million during the years ended January 31, 2013, 2012 and 2011, respectively. As of January 31, 2013, there was $3.9 million of unrecognized compensation cost on non-vested restricted stock that is expected to be recognized over a weighted-average period of 3.0 years.

NOTE 15—EMPLOYEE BENEFIT PLANS

        The Company has a 401(k) profit-sharing plan for full-time employees at least 19 years of age. The Company makes matching contributions of 50% of qualifying employee elective contributions to the plan. The Company's matching contributions to the plan of $3.6 million, $3.0 million and $2.4 million were charged to expense for the years ended January 31, 2013, 2012 and 2011, respectively. In addition, the Company may make a discretionary contribution to the plan as determined by the Board of Directors, with a maximum amount equal to the amount allowed under the IRS regulations. The Company did not make any discretionary contributions to the plan for the years ended January 31, 2013, 2012 and 2011.

NOTE 16—BUSINESS COMBINATIONS

        The Company continued to implement its strategy of consolidating dealerships in desired market areas. Below is a summary of the acquisitions completed for the years ended January 31, 2013, 2012 and 2011. In certain of the business combination transactions the Company recognized goodwill. Factors contributing to the recognition of goodwill include an evaluation of future and historical financial performance, the value of the workforce acquired and proximity to other existing and future planned Company locations. Pro forma results are not presented as the acquisitions are not considered material, individually or in aggregate, to the Company. The results of operations have been included in the Company's consolidated results of operations since the date of each respective business combination.

Fiscal 2013

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

        On March 5, 2012, the Company acquired, through its subsidiary, Titan Machinery Bulgaria AD, certain assets of Rimex 1-Holding EAD. The acquired entity consisted of seven agricultural equipment stores in the following cities in Bulgaria: Sofia, Dobrich, Burgas, Pleven, Ruse, Montana, and Stara Zagora. The acquisition expands the Company's operations in Europe and provides a significant opportunity to leverage its domestic operating model and dealership experience into an additional growth platform. The acquisition-date fair value of the total consideration transferred for the stores was $2.6 million. Subsequent to the acquisition, Titan Machinery Bulgaria AD issued a 30% ownership interest to the former owner of the acquired entity for $2.5 million. The 30% ownership interest is included in the consolidated financial statements as a noncontrolling interest.

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

        On April 2, 2012, the Company acquired certain assets of East Helena Rental, LLC. The acquired entity consisted of one construction equipment rental store in Helena, Montana which is contiguous to the Company's existing locations in Missoula, Great Falls, Bozeman and Big Sky, Montana. The acquisition-date fair value of the total consideration transferred for the store was $0.6 million.

        On July 2, 2012, the Company acquired certain assets of Curly Olney's, Inc. The acquired entity consisted of two agricultural equipment stores in McCook and Imperial, Nebraska and expands the Company's agriculture presence in Nebraska. The acquisition-date fair value of the total consideration transferred for the stores was $5.5 million.

        On November 1, 2012, the Company acquired certain assets of Toner's, Inc. The acquired entity consisted of three agricultural equipment stores in Grand Island, Broken Bow and Ord, Nebraska which are contiguous to the Company's existing locations in Kearney, Lexington, North Platte and Hastings, Nebraska. The acquisition-date fair value of the total consideration transferred for the stores was $13.9 million. As of January 31, 2013, the final valuation of the intangible assets acquired was not complete. The amounts recorded are provisional estimates based on the best information available; however, these provisional estimates of fair value are subject to change based on the final valuation.

        On November 1, 2012, the Company acquired certain assets of Falcon Power Inc. The acquired entity consisted of two construction equipment stores in Phoenix and Flagstaff, Arizona and expands the Company's presence into Arizona. The acquisition-date fair value of the total consideration transferred for the stores was $1.4 million.

        On December 12, 2012, the Company acquired, through its subsidiary, Titan Machinery D.o.o., certain assets of VAIT D.o.o. The acquired entity consisted of one agricultural equipment store in the Vojvodina region of Serbia which is contiguous to the Company's existing locations in Romania and Bulgaria, and expands the Company's Eastern European operations into Serbia. The acquisition-date fair value of the total consideration transferred for the store was $2.3 million.

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

        The allocations of the purchase prices in the above business combinations are presented in the following table:

	January 31, 2013	January 31, 2012	January 31, 2011
	(in thousands)
Cash	$3	$99	$4
Receivables	2,804	5,362	2,812
Inventories	29,120	49,818	21,241
Prepaid expenses and other	352	694	—
Deferred income taxes	—	13	—
Property and equipment	4,831	11,238	5,512
Intangible assets	4,299	6,653	4,387
Goodwill	6,209	6,033	3,629

	$47,618	$79,910	$37,585

Accounts payable	$3,119	$1,120	$—
Floorplan notes payable	7,572	17,389	2,737
Customer deposits	1,586	1,143	1,868
Accrued expenses	21	37	207
Income taxes payable	—	390	—
Long-term debt	—	585	—
Deferred income taxes	—	1,440	—

	$12,298	$22,104	$4,812

Cash consideration	31,880	48,547	32,316
Non-cash consideration: liabilities incurred	3,440	9,259	457

Total consideration	$35,320	$57,806	$32,773

Goodwill related to the Agriculture operating segment	$4,709	$4,327	$3,629
Goodwill related to the Construction operating segment	$1,500	$1,706	$—
Goodwill expected to be deductible for tax purposes	$6,107	$4,730	$3,629

NOTE 17—FAIR VALUE OF FINANCIAL INSTRUMENTS

        The fair value of a financial instrument is generally defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale. Quoted market prices are generally not available for the Company's financial instruments. Accordingly, fair values are based on judgments regarding anticipated cash flows, future expected loss

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates involve uncertainties and matters of judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. As explained in Note 1, actual results could differ from the estimates.

        The carrying amount of cash, receivables, payables, short-term debt and other current liabilities approximates fair value because of the short maturity and/or frequent repricing of those instruments, which are Level 3 fair value inputs. The carrying amount of derivative instruments is equal to the fair value. Based upon current borrowing rates with similar maturities, which are Level 3 fair value inputs, the carrying value of long-term debt approximates the fair value as of January 31, 2013 and 2012. As of January 31, 2013, the fair value of senior convertible notes was approximately $152.8 million. The face value of these notes is $150.0 million and the carrying value as of January 31, 2013 was approximately $125.7 million. The difference between the face value and the carrying value of these notes is the result of the allocation between the debt and equity components (see Note 7). Fair value of the senior convertible notes was estimated based on Level 2 fair value inputs.

NOTE 18—SEGMENT INFORMATION AND OPERATING RESULTS

        The Company owns and operates a network of full service agricultural and construction equipment stores in the United States and Europe. The Company's two reportable segments, Agriculture and Construction, each offer different products. Management of the Company's operations are organized by segment and the operating results for each segment are reported separately to the Company's senior management to make decisions regarding the allocation of resources, to assess the Company's operating performance and to make strategic decisions.

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

        Revenue generated from sales to customers outside of the United States was $72.5 million, $5.9 million and $2.5 million for the years ended January 31, 2013, 2012 and 2011, respectively. As of January 31, 2013 and 2012, $5.4 million and $2.1 million of the Company's long-lived assets were held in its European subsidiaries, respectively.

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

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18—SEGMENT INFORMATION AND OPERATING RESULTS (Continued)

        Certain financial information for each of the Company's business segments is set forth below.

	January 31, 2013	January 31, 2012	January 31, 2011
	(in thousands)
Revenues
Agriculture	$1,899,534	$1,441,294	$979,016
Construction	380,295	279,152	152,646

Segment revenues	2,279,829	1,720,446	1,131,662
Eliminations	(81,409)	(61,454)	(37,173)

Total	$2,198,420	$1,658,992	$1,094,489

Income (Loss) Before Income Taxes
Agriculture	$83,797	$74,411	$44,083
Construction	(4,708)	5,461	(3,451)

Segment income (loss) before income taxes	79,089	79,872	40,632
Shared Resources	(6,902)	(5,993)	(3,133)
Eliminations	(1,491)	(305)	(262)

Income before income taxes	$70,696	$73,574	$37,237

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18—SEGMENT INFORMATION AND OPERATING RESULTS (Continued)

	January 31, 2013	January 31, 2012	January 31, 2011
	(in thousands)
Interest Income
Agriculture	$181	$117	$111
Construction	510	299	129

Segment interest income	691	416	240
Shared Resources	13	—	119

Total	$704	$416	$359

Interest Expense
Agriculture	$14,281	$10,606	$8,140
Construction	8,634	3,267	3,188

Segment interest expense	22,915	13,873	11,328
Shared Resources	(153)	(4,203)	(2,744)

Total	$22,762	$9,670	$8,584

Depreciation and Amortization
Agriculture	$7,396	$5,497	$4,034
Construction	13,546	7,568	3,855

Segment depreciation and amortization	20,942	13,065	7,889
Shared Resources	2,522	2,198	1,080

Total	$23,464	$15,263	$8,969

Capital Expenditures
Agriculture	$8,540	$6,145	$3,395
Construction	16,175	9,447	4,221

Segment capital expenditures	24,715	15,592	7,616
Shared Resources	15,117	5,830	9,116

Total	$39,832	$21,422	$16,732

Total Assets
Agriculture	$900,514	$781,098	$514,049
Construction	346,554	250,474	98,535

Segment assets	1,247,068	1,031,572	612,584
Shared Resources	199,849	57,882	37,340
Eliminations	(2,843)	(1,382)	(1,078)

Total	$1,444,074	$1,088,072	$648,846

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19—SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

        The following reflects selected quarterly financial information for fiscal years 2013 and 2012.

	Revenue	Gross Profit	Net Income Attributable to Titan Machinery Inc.	Earnings per Share—Basic	Earnings per Share—Diluted
	(in thousands, except per share data)
2013
First quarter	$421,723	$70,409	$7,597	$0.36	$0.36
Second quarter	410,071	70,364	5,209	0.25	0.25
Third quarter	582,112	94,059	14,061	0.67	0.66
Fourth quarter	784,514	104,529	15,606	0.74	0.73
2012
First quarter	$318,165	$52,803	$7,268	$0.41	$0.40
Second quarter	310,849	55,851	6,291	0.31	0.30
Third quarter	422,960	73,997	12,800	0.62	0.61
Fourth quarter	607,018	92,810	17,801	0.86	0.84

NOTE 20—SUBSEQUENT EVENTS

        On February 16, 2013, the Company acquired certain assets of Tucson Tractor Company. The acquired entity consisted of one construction equipment store in Tucson, Arizona which is contiguous to the Company's existing locations in Phoenix and Flagstaff, Arizona and expands the Company's construction presence in Arizona. The acquisition-date fair value of the total consideration transferred for the store was $4.1 million.

        On March 1, 2013, the Company acquired certain assets of Adobe CE, LLC. The acquired entity consisted of one construction equipment store Albuquerque, New Mexico and expands the Company's presence into New Mexico. The acquisition-date fair value of the total consideration transferred for the store was $1.2 million.

Schedule II—Valuation and Qualifying Accounts and Reserves

Titan Machinery Inc.

Classification	Beginning Balance	Additions Charged to Expenses	Deductions for Write-offs, Net of Recoveries	Ending Balance
	(in thousands)
Valuation reserve deduction from receivables:
Year ended January 31, 2013	$720	$3,218	$(1,601)	$2,337
Year ended January 31, 2012	429	1,245	(954)	720
Year ended January 31, 2011	333	805	(709)	429

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

        Management's Report on Internal Control Over Financial Reporting    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of January 31, 2013.

        Eide Bailly LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited our internal control over financial reporting as of January 31, 2013, as stated in their attestation report included in Part II, Item 8 of this Annual Report on Form 10-K.

        Changes in Internal Control over Financial Reporting.    There has not been any change in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during its most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        On March 6, 2013, the Company entered into amended and restated employment agreements with its Chief Executive Officer, David J. Meyer, and President and Chief Operating Officer, Peter J. Christianson (each, an "Officer"), which amended and restated employment agreements replaced in their entirety the prior amended and restated employment agreements entered into with the Officers on October 1, 2010. Under the terms of each agreement, each Officer will receive a base salary of $500,000 per year, which may be adjusted upward, but not downward, from time to time at the discretion of the Company's compensation committee. Each Officer also receives an incentive bonus award opportunity of 0% to 200% of base salary, pursuant to terms and conditions established by the compensation committee and based upon a target of 100% of base salary. Each Officer is also entitled to receive a restricted stock award each fiscal year, the share amount of which is determined by dividing the Officer's base salary by the closing price of the Company's stock on the date of grant. The risks of forfeiture on such restricted stock awards will be determined by the Company's compensation committee from time to time. Each Officer is also eligible to participate in the Company's employee benefit plans. The term of each Officer's employment agreement is February 1, 2013 to January 31, 2016, which end date is automatically extended by one year on each anniversary of the effective date, February 1, 2013.

        The amended and restated employment agreements with the Officers each contain a restrictive covenant prohibiting them from owning, operating or being employed by competing agricultural or construction equipment stores during their employment with us and for 24 months following termination of their employment with us. Each agreement is terminable by either us or the Officer at any time upon 60 days written notice for any reason, or immediately by us for cause. If the Officer is terminated by us without cause prior to the expiration of the term or if the Officer resigns for good reason, we are obligated to pay severance in an amount equal to two times the sum of the annual base salary then in effect, plus the annual incentive bonus last paid prior to the termination. These severance payments would be made in 24 equal monthly installments. If such termination occurs we would also be required to allow the Officer to continue to participate in our group medical and dental plans at our expense for a period of 24 months. In order to receive the severance and continued benefits, each Officer would be required to sign a release of claims against us, fulfill his non-competition obligations, cooperate with transitioning his duties and execute a non-disparagement agreement with us.

        The amended and restated employment agreements for Mr. Meyer and Mr. Christianson are attached as exhibits 10.2 and 10.3, respectively, to this Annual Report.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Other than the information included in Part I of this Form 10-K under the heading "Executive Officers of the Registrant," the information required by Item 10 is incorporated by reference to the sections labeled "Election of Directors," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance," all of which will appear in our definitive proxy statement for our 2013 Annual Meeting.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated herein by reference to the sections entitled "Executive Compensation," "Non-Employee Director Compensation," "Compensation Committee," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report," all of which will appear in our definitive proxy statement for our 2013 Annual Meeting.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 is incorporated herein by reference to the sections entitled "Principal Stockholders and Management Stockholdings" and "Equity Compensation Plan Information," both of which will appear in our definitive proxy statement for our 2013 Annual Meeting.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Item 13 is incorporated herein by reference to the sections entitled "Corporate Governance—Independence" and "Certain Relationships and Related Party Transactions," both of which will appear in our definitive proxy statement for our 2013 Annual Meeting.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by Item 14 is incorporated herein by reference to the section entitled "Fees of the Independent Registered Public Accounting Firm," which will appear in our definitive proxy statement for our 2013 Annual Meeting.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
Documents filed as part of this report.

(1)
Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

    Report of Eide Bailly LLP on Consolidated Financial Statements and Financial Statement Schedule as of January 31, 2013 and 2012 and for each of the three years in the period ended January 31, 2013

    Report of Eide Bailly LLP on Internal Control Over Financial Reporting as of January 31, 2013

    Consolidated Balance Sheets as of January 31, 2013 and 2012

    Consolidated Statements of Operations for each of the three years in the period ended January 31, 2013

    Consolidated Statements of Comprehensive Income for each of the three years in the period ended January 31, 2013

    Consolidated Statements of Stockholders' Equity for each of the three years in the period ended January 31, 2013

    Consolidated Statements of Cash Flows for each of the three years in the period ended January 31, 2013

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

Dated: April 10, 2013

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

Signatures	Title	Date

/s/ DAVID J. MEYER David J. Meyer	Chairman and Chief Executive Officer (principal executive officer)	April 10, 2013
/s/ PETER J. CHRISTIANSON Peter J. Christianson	President and Chief Operating Officer, Director	April 10, 2013
/s/ MARK P. KALVODA Mark P. Kalvoda	Chief Financial Officer (principal financial officer and principal accounting officer)	April 10, 2013
/s/ TONY CHRISTIANSON Tony Christianson	Director	April 10, 2013

Signatures	Title	Date

James Williams	Director	April 10, 2013
/s/ JAMES IRWIN James Irwin	Director	April 10, 2013
/s/ JOHN BODE John Bode	Director	April 10, 2013
/s/ THEODORE WRIGHT Theodore Wright	Director	April 10, 2013
/s/ STANLEY DARDIS Stanley Dardis	Director	April 10, 2013

EXHIBIT INDEX
TITAN MACHINERY INC.
FORM 10-K

No.		Description
3.1		Certificate of Incorporation of the registrant, as amended (incorporated herein by reference to Exhibit 3.1 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on September 10, 2012).

3.2		Bylaws of the registrant, as amended (incorporated herein by reference to Exhibit 3.2 of the registrant's Annual Report on Form 10-K filed with the Commission on April 16, 2009).

4.1		Specimen Certificate representing shares of common stock of Titan Machinery Inc. (incorporated by reference to Exhibit 4.1 of the registrant's Amendment No. 6 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on December 5, 2007).

4.2		Common Stock Purchase Warrant, dated April 7, 2003, in favor of Cherry Tree Securities, LLC (incorporated by reference to Exhibit 4.2 of the registrant's Amendment No. 5 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on November 27, 2007).

4.3		Common Stock Purchase Warrant, dated August 1, 2004, in favor of Cherry Tree Securities, LLC (incorporated by reference to Exhibit 4.3 of the registrant's Amendment No. 5 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on November 27, 2007).

4.4		Form of Director Warrant (incorporated by reference to Exhibit 4.6 of the registrant's Amendment No. 6 to Registration Statement Form S-1, Reg. No. 333-145526, filed with the Commission on December 3, 2007).

4.5		Indenture, dated as of April 24, 2012, by and between the registrant and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the registrant's Current Report on Form 8-K filed with the Commission on April 24, 2012).

10.1		2005 Equity Incentive Plan** (incorporated herein by reference to Exhibit 10.1 of the registrant's Amendment No. 2 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on October 10, 2007).

10.2	*	Amended and Restated Employment Agreement, dated March 6, 2013, between David Meyer and the registrant**

10.3	*	Amended and Restated Employment Agreement, dated March 6, 2013, between Peter Christianson and the registrant**

10.4		[Reserved]

10.5		Agricultural Equipment Sales & Service Agreement, dated December 31, 2002, between Case, LLC and the registrant (incorporated herein by reference to Exhibit 10.5 of the registrant's Amendment No. 2 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on October 10, 2007).

10.6		Construction Equipment Sales & Service Agreement, dated effective April 8, 2003, between Case, LLC and the registrant (incorporated herein by reference to Exhibit 10.6 of the registrant's Amendment No. 2 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on October 10, 2007).

No.	Description
10.7	Dealer Agreement, dated April 14, 2003, between New Holland North America, Inc. and the registrant, as amended December 27, 2005 and December 9, 2006 (incorporated herein by reference to the Exhibit 10.7 of the registrant's Amendment No. 2 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on October 10, 2007).

10.8	Construction Equipment Sales & Service Agreement, dated effective June 15, 2006, between CNH America, LLC and the registrant (incorporated herein by reference to Exhibit 10.8 of the registrant's Amendment No. 2 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on October 10, 2007).

10.9	Dealer Agreement, effective February 20, 2007, between CNH America LLC and the registrant (incorporated herein by reference to Exhibit 10.9 of the registrant's Amendment No. 2 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on October 10, 2007).

10.10	Dealer Agreement, dated effective June 22, 2006, between CNH America LLC and the registrant (incorporated herein by reference to Exhibit 10.10 of the registrant's Amendment No. 2 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on October 10, 2007).

10.11	Dealer Agreements, dated effective April 1, 2006, between CNH America and the registrant (incorporated herein by reference to Exhibit 10.11 of the registrant's Amendment No. 2 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on October 10, 2007).

10.12	Dealer Agreement, dated April 1, 2005, between CNH America LLC and the registrant (incorporated herein by reference to Exhibit 10.12 of the registrant's Amendment No. 2 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on October 10, 2007).

10.13	Dealer Agreement, dated effective January 1, 2000 between New Holland North America, Inc. and the registrant (incorporated herein by reference to Exhibit 10.13 of the registrant's Amendment No. 2 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on October 10, 2007).

10.14	Dealer Security Agreements between New Holland North America, Inc. and the registrant (incorporated herein by reference to Exhibit 10.14 of the registrant's Amendment No. 2 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on October 10, 2007).

10.15	Dealer Security Agreements between CNH America LLC and the registrant (incorporated herein by reference to Exhibit 10.15 of the registrant's Amendment No. 2 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on October 10, 2007).

10.16	Lease by and between Rocking Horse Farm, LLC and the registrant, dated August 2, 2004, and Addendum No. 1 thereto dated September 13, 2005 (incorporated herein by reference to Exhibit 10.16 of the registrant's Amendment No. 2 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on October 10, 2007).

10.17	Wholesale Floor Plan Credit Facility and Security Agreement, dated as of February 21, 2006, between CNH Capital America LLC and the registrant (incorporated herein by reference to Exhibit 10.17 of the registrant's Amendment No. 2 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on October 10, 2007).

No.	Description
10.18	Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed with the Commission on June 6, 2011).

10.19	Letter Agreement with CNH Capital America, LLC dated February 19, 2010 (incorporated herein by reference to Exhibit 10.43 of the registrant's Annual Report on Form 10-K filed with the Commission on April 15, 2010).

10.20	Shareholder Rights Agreement, dated April 7, 2003, by and between the registrant and the individuals listed on Schedule A (incorporated herein by reference to Exhibit 10.20 of the registrant's Amendment No. 2 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on October 10, 2007).

10.21	Amendment No. 1 to Shareholder Rights Agreement, dated January 31, 2006, by and between the registrant and the individuals listed on Schedule A (incorporated herein by reference to Exhibit 10.21 of the registrant's Amendment No. 2 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on October 10, 2007).

10.22	Form of Incentive Stock Option Agreement under the 2005 Equity Incentive Plan** (incorporated herein by reference to Exhibit 10.22 of the registrant's Amendment No. 2 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on October 10, 2007).

10.23	Form of Non-Qualified Stock Option Agreement under the 2005 Equity Incentive Plan** (incorporated herein by reference to Exhibit 10.23 of the registrant's Amendment No. 2 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on October 10, 2007).

10.24	Form of Restricted Stock Agreement under the 2005 Equity Incentive Plan** (incorporated herein by reference to Exhibit 10.24 of the registrant's Amendment No. 2 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on October 10, 2007).

10.25	Amended and Restated Wholesale Floorplan Credit Facility and Security Agreement, dated November 13, 2007, between CNH Capital America LLC and the registrant (incorporated herein by reference to Exhibit 10.25 of the registrant's Amendment No. 5 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on November 27, 2007).

10.26	Consent and Agreement, dated November 13, 2007, between CNH Capital America LLC and the registrant (incorporated herein by reference to Exhibit 10.26 of the registrant's Amendment No. 5 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on November 27, 2007).

10.27	Amendment to Case IH Agricultural Equipment Sales and Service Agreement, dated November 14, 2007, between CNH America LLC and Red Power International, Inc. (incorporated herein by reference to Exhibit 10.27 in the registrant's Amendment No. 5 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on November 27, 2007).

10.28	Amendment to Case IH Agricultural Equipment Sales and Service Agreements, dated November 14, 2007, between CNH America LLC and the registrant (incorporated herein by reference to Exhibit 10.28 of the registrant's Amendment No. 5 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on November 27, 2007).

No.		Description
10.29		Amendment to Case Construction Equipment Sales and Service Agreements, dated November 14, 2007, between CNH America LLC and the registrant (incorporated herein by reference to Exhibit 10.29 of the registrant's Amendment No. 5 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on November 27, 2007).

10.30		Amendment to Kobelco Construction Machinery America LLC Dealer Agreement, dated November 14, 2007, between Kobelco Construction Machinery America LLC and the registrant (incorporated herein by reference to Exhibit 10.30 of the registrant's Amendment No. 5 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on November 27, 2007).

10.31		Amendment to CNH America LLC Dealer Agreement for New Holland Construction Products, dated November 14, 2007, between CNH America LLC and the registrant (incorporated herein by reference to Exhibit 10.31 of the registrant's Amendment No. 5 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on November 27, 2007).

10.32		Amendment to CNH America LLC Dealer Agreement for New Holland Agricultural Equipment, dated November 14, 2007, between CNH America LLC and the registrant (incorporated herein by reference to Exhibit 10.32 of the registrant's Amendment No. 5 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on November 27, 2007).

10.33		Recapitalization Agreement, dated effective August 16, 2007, among the registrant, David J. Meyer, C.I. Farm Power, Inc., Peter Christianson, Adam Smith Growth Partners, L.P., Adam Smith Companies, LLC, Tony J. Christianson, Adam Smith Activist Fund, LLC, David Christianson and Earl Christianson (incorporated herein by reference to Exhibit 10.33 of the registrant's Amendment No. 5 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on November 27, 2007).

10.34		Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.34 of the registrant's Annual Report on Form 10-K filed with the Commission on April 11, 2012).

10.35		Agreement, dated July 17, 2007, between Cherry Tree Securities, LLC and the registrant (incorporated herein by reference to Exhibit 10.35 of the registrant's Amendment No. 5 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on November 27, 2007).

10.36		[Reserved]

10.37	*	Titan Machinery Inc. Fiscal 2014 Non-Employee Director Compensation Plan**

10.38		Titan Machinery Inc. Executive Bonus Plan (incorporated by reference to Exhibit 10.38 of the registrant's Annual Report on Form 10-K filed with the Commission on April 11, 2012)**

10.39	*	Compensation Arrangements for Executive Officers**

10.40		[Reserved]

10.41		Letter Agreement with CNH Capital America, LLC dated November 25, 2009 (incorporated herein by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on December 10, 2009).

No.		Description
10.42		Second Amended and Restated Agreement for Wholesale Financing, dated March 12, 2010, between GE Commercial Distribution Finance Corporation and the registrant (incorporated herein by reference to the Exhibit 10.42 of the registrant's Annual Report on Form 10-K filed with the Commission on April 15, 2010).

10.43		Amended and Restated Credit Agreement dated as of March 30, 2012 by and among the registrant, Wells Fargo Bank, National Association, and the Financial Institutions Party Thereto (incorporated by reference to Exhibit 10.43 of the registrant's Annual Report on Form 10-K filed with the Commission on April 11, 2012).

10.44		Amended and Restated Security Agreement dated as of March 30, 2012 by and between the registrant and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.44 of the registrant's Annual Report on Form 10-K filed with the Commission on April 11, 2012).

10.45		Amendment dated October 27, 2011 to Amended and Restated Wholesale Floor Plan Credit Facility and Security Agreement, by and between the registrant and CNH Capital America LLC (incorporated herein by reference to Exhibit 10.2 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on December 9, 2011).

10.46		Letter Agreement with CNH Capital America, LLC dated September 30, 2011 (incorporated herein by reference to Exhibit 10.3 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on December 9, 2011).

10.47		Letter Agreement with CNH Capital America, LLC dated November 20, 2012 (incorporated herein by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on December 6, 2012).

10.48		First Amendment, dated as of December 4, 2012, to Amended and Restated Credit Agreement by and among the registrant, Wells Fargo Bank, National Association, and the Financial Institutions Party Thereto (incorporated herein by reference to Exhibit 10.2 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on December 6, 2012).

10.49	*	Letter Agreement with CNH Capital America, LLC dated February 15, 2013

10.50		Purchase Agreement, dated April 18, 2012, by and among the registrant and certain initial purchasers (incorporated herein by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed with the Commission on April 24, 2012).

21.1	*	Subsidiaries of Titan Machinery Inc.

23.1	*	Consent of Eide Bailly, LLP

24.1	*	Power of Attorney (Included on Signature Page)

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

No.		Description
101	+	The following materials from Titan Machinery Inc.'s Annual Report on Form 10-K for the year ended January 31, 2013 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of January 31, 2013 and 2012, (ii) the Consolidated Statements of Operations for the years ended January 31, 2013, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income for the years ended January 31, 2013, 2012 and 2011, (iv) the Consolidated Statements of Stockholders' Equity for the years ended January 31, 22013, 2012 and 2011 (v) the Consolidated Statements of Cash Flows for the years ended January 31, 2013, 2012 and 2011, and (vi) the Notes to the Consolidated Financial Statements.

*
Filed herewith

+
Furnished herewith

**
Indicates management contract or compensatory plan or arrangement.