Form 10-Q
period 2013-04-30
Titan Machinery Inc.
filed 2013-06-06
CIK 1409171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☐         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

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

The number of shares outstanding of the registrant’s common stock as of May 31, 2013 was: Common Stock, $0.00001 par value, 21,103,249 shares.

TITAN MACHINERY INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. — FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

TITAN MACHINERY INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	April 30,	January 31,
	2013	2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$114,252	$124,360
Receivables, net	86,019	121,786
Inventories	1,001,227	929,216
Prepaid expenses and other	9,786	8,178
Income taxes receivable	7,384	503
Deferred income taxes	8,170	8,357

Total current assets	1,226,838	1,192,400

INTANGIBLES AND OTHER ASSETS
Noncurrent parts inventories	3,900	3,507
Goodwill	30,944	30,903
Intangible assets, net of accumulated amortization	14,200	14,089
Other	8,545	8,534
Total intangibles and other assets	57,589	57,033

PROPERTY AND EQUIPMENT, net of accumulated depreciation	230,049	194,641

TOTAL ASSETS	$1,514,476	$1,444,074

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$33,867	$28,282
Floorplan notes payable	761,978	689,410
Current maturities of long-term debt	10,151	10,568
Customer deposits	31,260	46,775
Accrued expenses	35,869	29,590
Income taxes payable	—	310

Total current liabilities	873,125	804,935

LONG-TERM LIABILITIES
Senior convertible notes	126,446	125,666
Long-term debt, less current maturities	58,480	56,592
Deferred income taxes	47,723	47,411
Other long-term liabilities	8,970	9,551

Total long-term liabilities	241,619	239,220

STOCKHOLDERS’ EQUITY
Common stock, par value $.00001 per share, 45,000 shares authorized; 21,103 shares issued and outstanding at April 30, 2013; 21,092 shares issued and outstanding at January 31, 2013	—	—
Additional paid-in-capital	237,263	236,521
Retained earnings	160,310	160,724
Accumulated other comprehensive loss	(926)	(735)
Total Titan Machinery Inc. stockholders’ equity	396,647	396,510
Noncontrolling interest	3,085	3,409
Total stockholders’ equity	399,732	399,919

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,514,476	$1,444,074

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended April 30,
	2013	2012

REVENUE
Equipment	$334,745	$322,528
Parts	62,837	58,844
Service	31,998	29,752
Rental and other	12,094	10,599
TOTAL REVENUE	441,674	421,723

COST OF REVENUE
Equipment	303,823	292,085
Parts	44,711	40,653
Service	11,363	10,363
Rental and other	7,829	8,213
TOTAL COST OF REVENUE	367,726	351,314

GROSS PROFIT	73,948	70,409

OPERATING EXPENSES	68,933	54,856

INCOME FROM OPERATIONS	5,015	15,553

OTHER INCOME (EXPENSE)
Interest and other income	597	488
Floorplan interest expense	(3,442)	(2,898)
Other interest expense	(3,167)	(793)

INCOME (LOSS) BEFORE INCOME TAXES	(997)	12,350

BENEFIT FROM (PROVISION FOR) INCOME TAXES	394	(4,891)

NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	$(603)	$7,459

LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	(189)	(138)

NET INCOME (LOSS) ATTRIBUTABLE TO TITAN MACHINERY INC.	$(414)	$7,597

EARNINGS (LOSS) PER SHARE - NOTE 1

EARNINGS (LOSS) PER SHARE - BASIC	$(0.02)	$0.36
EARNINGS (LOSS) PER SHARE - DILUTED	$(0.02)	$0.36

WEIGHTED AVERAGE COMMON SHARES - BASIC	20,854	20,723
WEIGHTED AVERAGE COMMON SHARES - DILUTED	20,854	20,962

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands)

	Three Months Ended April 30,
	2013	2012

NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	$(603)	$7,459

OTHER COMPREHENSIVE INCOME (LOSS)

Foreign currency translation adjustments	(797)	249
Unrealized gain on net investment hedge derivative instruments (net of tax of $314)	471	—

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(326)	249

COMPREHENSIVE INCOME (LOSS)	(929)	7,708

COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(324)	(71)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO TITAN MACHINERY INC.	$(605)	$7,779

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

					Accumulated	Total Titan
	Common Stock		Additional		Other	Machinery Inc.		Total
	Shares		Paid-In	Retained	Comprehensive	Stockholders’	Noncontrolling	Stockholders'
	Outstanding	Amount	Capital	Earnings	Loss	Equity	Interest	Equity

BALANCE, JANUARY 31, 2013	21,092	$—	$236,521	$160,724	$(735)	$396,510	$3,409	$399,919

Common stock issued on grant of restricted stock, exercise of stock options and warrants, and tax benefits of equity awards	11	—	272	—	—	272	—	272
Stock-based compensation expense	—	—	470	—	—	470	—	470
Comprehensive income:
Net loss	—	—	—	(414)	—	(414)	(189)	(603)
Other comprehensive loss	—	—	—	—	(191)	(191)	(135)	(326)
Total comprehensive loss	—	—	—	—	—	(605)	(324)	(929)

BALANCE, APRIL 30, 2013	21,103	$—	$237,263	$160,310	$(926)	$396,647	$3,085	$399,732

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended April 30,
	2013	2012

OPERATING ACTIVITIES
Net income (loss) including noncontrolling interest	$(603)	$7,459
Adjustments to reconcile net income to net cash used for operating activities
Depreciation and amortization	5,869	4,927
Deferred income taxes	171	114
Stock-based compensation expense	470	358
Noncash interest expense	1,108	174
Other, net	619	(101)
Changes in assets and liabilities, net of purchase of equipment dealerships assets and assumption of liabilities
Receivables, prepaid expenses and other assets	34,587	27,590
Inventories	(42,274)	(40,396)
Floorplan notes payable	5,541	(2,111)
Accounts payable, customer deposits, accrued expenses and other long-term liabilities	(4,612)	(26,240)
Income taxes	(7,195)	3,373

NET CASH USED FOR OPERATING ACTIVITIES	(6,319)	(24,853)

INVESTING ACTIVITIES
Rental fleet purchases	(329)	(16,233)
Property and equipment purchases (excluding rental fleet)	(5,454)	(1,725)
Net proceeds from sale of property and equipment	237	61
Purchase of equipment dealerships, net of cash purchased	(4,848)	(8,396)
Other, net	771	11

NET CASH USED FOR INVESTING ACTIVITIES	(9,623)	(26,282)

FINANCING ACTIVITIES
Proceeds from senior convertible notes offering, net of direct issuance costs of $4,753	—	145,247
Net change in non-manufacturer floorplan notes payable	8,408	(22,669)
Proceeds from long-term debt borrowings	665	1,300
Principal payments on long-term debt	(3,405)	(47,806)
Proceeds from sale of subsidiary shares to noncontrolling interest holders	—	2,464
Other, net	272	(612)

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,940	77,924

EFFECT OF EXCHANGE RATE CHANGES ON CASH EQUIVALENTS	(106)	86

NET CHANGE IN CASH AND CASH EQUIVALENTS	(10,108)	26,875

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	124,360	79,842

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$114,252	$106,717

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) — Page 2

(in thousands)

	Three Months Ended April 30,
	2013	2012

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period
Income taxes, net of refunds	$6,486	$1,165

Interest	$4,405	$3,556

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Net property and equipment financed with long-term debt	$4,285	$10,514

Net transfer of assets to property and equipment from inventories	$30,122	$15,966

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 -      BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The quarterly operating results for Titan Machinery Inc. (the “Company”) are subject to fluctuation due to varying weather patterns, which may impact the timing and amount of equipment purchases, rentals, and after-sales parts and service purchases by the Company’s Agriculture, Construction and International customers. Therefore, operating results for the three-month period ended April 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2014. The information contained in the balance sheet as of January 31, 2013 was derived from the audited financial statements for the Company for the year then ended. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended January 31, 2013 as filed with the SEC.

Nature of Business

The Company is engaged in the retail sale, service and rental of agricultural and construction machinery through stores in the United States and Europe. The Company’s North American stores are located in Arizona, Colorado, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, South Dakota, Wisconsin and Wyoming, and its European stores are located in Bulgaria, Romania, Serbia and Ukraine.

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

The Company recognized a derivative liability for outstanding foreign currency forward contracts which are recorded at fair value in an amount equal to $0.2 million and $0.1 million as of April 30, 2013 and January 31, 2013, respectively.  Fair value was determined based on Level 2 inputs which include observable, market-based pricing components.

The carrying value of long-term debt approximates fair value as of April 30, 2013 and January 31, 2013.  Fair value was estimated based upon current borrowing rates with similar maturities, which are Level 3 fair value inputs. The fair value of senior convertible notes was approximately $144.7 million and $152.8 million as of April 30, 2013 and January 31, 2013, respectively. The face value of senior convertible notes was $150.0 million as of April 30, 2013 and January 31, 2013. The carrying value of senior convertible notes was approximately $126.4 million and $125.7 million as of April 30, 2013 and January 31, 2013, respectively. The difference between the face value and the carrying value of these notes is the result of the allocation between the debt and equity components. Fair value of the senior convertible notes was estimated based on Level 2 fair value inputs.

Earnings (Loss) Per Share (“EPS”)

The Company uses the two-class method to calculate basic and diluted EPS. Unvested restricted stock awards are considered participating securities because they entitle holders to non-forfeitable rights to dividends during the vesting term. Under the two-class method, basic EPS were computed by dividing net income (loss) attributable to Titan Machinery Inc. after allocation of income (loss) to participating securities by the weighted-average number of shares of common stock outstanding during the year.

Diluted EPS were computed by dividing net income (loss) attributable to Titan Machinery Inc. after allocation of income (loss) to participating securities by the weighted-average shares of common stock outstanding after adjusting for potential dilution related to the conversion of all dilutive securities into common stock. All potentially dilutive securities were included in the computation of diluted EPS. There were approximately 380,000 and 10,000 stock options outstanding as of April 30, 2013 and 2012, respectively, which were not included in the computation of diluted EPS because they were anti-dilutive. None of the approximately 3,474,000 shares underlying the Company’s senior convertible notes were included in the computation of diluted EPS because the Company’s average stock price was less than the conversion price of $43.17.

The following table sets forth the calculation of basic and diluted EPS:

	Three Months Ended April 30,
	2013	2012
	(in thousands, except per share data)
Numerator
Net income (loss) attributable to Titan Machinery Inc.	$(414)	$7,597
Net (income) loss allocated to participating securities	5	(70)
Net income (loss) attributable to Titan Machinery Inc. common stockholders	$(409)	$7,527

Denominator
Basic weighted-average common shares outstanding	20,854	20,723
Plus: Incremental shares from assumed conversions of stock options and warrants	—	239
Diluted weighted-average common shares outstanding	20,854	20,962

Earnings (loss) per share - basic	$(0.02)	$0.36

Earnings (loss) per share - diluted	$(0.02)	$0.36

NOTE 2 -      INVENTORIES

	April 30,	January 31,
	2013	2013
	(in thousands)
New equipment	$608,349	$542,180
Used equipment	273,375	275,626
Parts and attachments	110,428	103,456
Work in process	9,075	7,954

	$1,001,227	$929,216

In addition to the above amounts, the Company has estimated that a portion of its parts inventory will not be sold in the next year. Accordingly, these balances have been classified as noncurrent assets.

NOTE 3 -      PROPERTY AND EQUIPMENT

	April 30,	January 31,
	2013	2013
	(in thousands)
Rental fleet equipment	$136,827	$105,681
Machinery and equipment	22,769	21,086
Vehicles	40,318	38,742
Furniture and fixtures	29,194	27,766
Land, buildings, and leasehold improvements	61,756	56,845

	290,864	250,120
Less accumulated depreciation	(60,815)	(55,479)

	$230,049	$194,641

NOTE 4 -      LINES OF CREDIT / FLOORPLAN NOTES PAYABLE

Working Capital Line of Credit

As of April 30, 2013, the Company had a $75.0 million working capital line of credit under an amended and restated credit agreement with a group of banks led by Wells Fargo Bank, National Association (“Wells Fargo”). The Company had $12.0 million and $7.1 million outstanding on its working capital line of credit as of April 30, 2013 and January 31, 2013, respectively. Amounts outstanding are recorded as long-term debt, within long-term liabilities on the consolidated balance sheets, as the Company does not have the intention or obligation to repay amounts borrowed within one year.

Floorplan Lines of Credit

As of April 30, 2013, the Company had discretionary floorplan lines of credit for equipment purchases totaling approximately $975.0 million with various lending institutions, including $375.0 million under the aforementioned credit agreement with Wells Fargo, a $450.0 million credit agreement with CNH Capital America LLC (“CNH Capital”) and a $150.0 million credit agreement with Agricredit Acceptance LLC. Floorplan notes payable relating to these credit agreements totaled approximately $677.5 million of the total floorplan notes payable balance of $762.0 million outstanding as of April 30, 2013 and $629.8 million of the total floorplan notes payable balance of $689.4 million outstanding as of January 31, 2013. As of April 30, 2013, the Company had approximately $204.7 million in available borrowings remaining under these lines of credit (net of adjustments based on borrowing base calculations and standby letters of credit under the aforementioned Wells Fargo credit agreement, and rental fleet financing and other acquisition-related financing arrangements under the CNH

Capital credit agreement). These floorplan notes carried various interest rates primarily ranging from 2.45% to 7.25% as of April 30, 2013, subject to interest-free periods offered by CNH Capital. As of April 30, 2013, the Company was in compliance with all floorplan financial covenants.

NOTE 5 -      SENIOR CONVERTIBLE NOTES

The Company’s 3.75% Senior Convertible Notes issued on April 24, 2012 (“Convertible Notes”) consisted of the following:

	April 30,	January 31,
	2013	2013
	(in thousands except conversion
	rate and conversion price)
Principal value	$150,000	$150,000
Unamortized debt discount	(23,554)	(24,334)
Carrying value of senior convertible notes	$126,446	$125,666

Carrying value of equity component, net of deferred taxes	$15,546	$15,546

Conversion rate (shares of common stock per $1,000 principal amount of notes)	23.1626	23.1626
Conversion price (per share of common stock)	$43.17	$43.17

As of April 30, 2013, the unamortized debt discount will be amortized over a six-year period. As of April 30, 2013 and January 31, 2013, the if-converted value of the Senior Convertible Notes does not exceed the principal balance.

For the three months ended April 30, 2013, the Company recognized coupon interest expense of $1.4 million, and non-cash interest expense of $0.8 million related to the amortization of the debt discount and $0.1 million related to the amortization of the liability-allocated transaction costs. For the three months ended April 30, 2012, the Company recognized coupon interest expense of $0.1 million, and non-cash interest expense of $0.1 million related to the amortization of the debt discount. The effective interest rate of the liability component was equal to 7.00% for the period ended April 30, 2013.

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

The notional amount of outstanding foreign currency forward contracts designated as net investment hedges was approximately $22.0 million as of April 30, 2013.  There were no foreign currency forward contracts designated as net investment hedges outstanding as of January 31, 2013. For the three months ended April 30, 2013, the maximum notional amount outstanding at any point during the period was approximately $23.6 million. No derivative instruments designated as net investment hedges were outstanding during the three months ended April 30, 2012.

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

The notional amount of outstanding foreign currency forward contracts not designated as hedging instruments was approximately $21.3 million and $4.0 million as of April 30, 2013 and January 31, 2013, respectively. For the three months ended April 30, 2013, the maximum notional amount outstanding at any point during the period was approximately $22.1 million. No derivative instruments not designated as hedging instruments were outstanding during the three months ended April 30, 2012.

The following table sets forth the fair value of the Company’s outstanding derivative instruments.

	Fair Value as of:		Balance
	April 30,	January 31,	Sheet
	2013	2013	Location
	(in thousands)
Liability Derivatives:
Derivatives designated as hedging instruments:
Net investment hedges:
Foreign exchange contracts	$118	$—	Accrued expenses

Derivatives not designated as hedging instruments:
Foreign exchange contracts	114	86	Accrued expenses

Total Derivatives	$232	$86

The following table sets forth the gains and losses recognized on the Company’s derivative instruments for the three months ended April 30, 2013.  No derivative instruments were outstanding during the three-month period ended April 30, 2012.

	Amount of Gain (Loss) Recognized in
	Other
	Comprehensive		Income Statement
	Income	Income	Classification
	(in thousands)
Dervatives Designated as Hedging Instruments:
Net investment hedges:
Foreign exchange contracts	$471	$—	N/A

Dervatives Not Designated as Hedging Instruments:
Foreign exchange contracts	—	720	Interest and other income

Total Derivatives	$471	$720

NOTE 7 -      BUSINESS COMBINATIONS

The Company continued to implement its strategy of consolidating dealerships in desired market areas. Below is a summary of the acquisitions completed for the three months ended April 30, 2013. In certain of the business combination transactions the Company recognized goodwill. Factors contributing to the recognition of goodwill include an evaluation of future and historical financial performance, the value of the workforce acquired and proximity to other existing and future planned Company locations. Pro forma results are not presented as the acquisitions are not considered material, individually or in aggregate, to the Company. The results of operations have been included in the Company’s consolidated statements of operations since the date of each respective business combination.

On February 16, 2013, the Company acquired certain assets of Tucson Tractor Company. The acquired entity consisted of one construction equipment store in Tucson, Arizona which is contiguous to the Company’s existing locations in Phoenix and Flagstaff, Arizona and expands the Company’s construction presence in Arizona. The acquisition-date fair value of the total consideration transferred for the store was $4.1 million.

On March 1, 2013, the Company acquired certain assets of Adobe CE, LLC. The acquired entity consisted of one construction equipment store in Albuquerque, New Mexico and expands the Company’s presence into New Mexico. The acquisition-date fair value of the total consideration transferred for the store was $1.2 million.

As of January 31, 2013, the final valuation of the intangible assets acquired in the Toner’s, Inc., acquisition consummated on November 1, 2012 was not complete.  As a result, the recorded intangible asset values were based on provisional estimates of fair value.  The valuation of such assets was completed during the period ended April 30, 2013 and resulted in a $0.1 million decrease in the value of the distribution rights, a $0.2 million decrease in the value of customer relationships and a $0.3 million increase in the value of goodwill arising from the acquisition.  The comparative information as of January 31, 2013 was retrospectively adjusted to reflect the final values assigned to each of the intangible assets.

The allocations of the purchase prices in the above business combinations are presented in the following table. The estimated fair values of the intangible assets acquired are provisional estimates which are subject to change upon completion of the final valuation.

April 30,
2013
(in thousands)
ASSETS
Cash	$2
Receivables	270
Inventories	2,658
Property and equipment	2,119
Intangible assets	182
Goodwill	71

Total assets	$5,302

LIABILITIES
Customer deposits	$4

Total liabilities	$4

Cash consideration	4,850
Non-cash consideration: liabilities incurred	448
Total consideration	$5,298

Goodwill related to the Agriculture operating segment	$—
Goodwill related to the Construction operating segment	$71
Goodwill related to the International operating segment	$—

Goodwill expected to be deductible for tax purposes	$71

NOTE 8 -      SEGMENT INFORMATION AND OPERATING RESULTS

The Company owns and operates a network of full service agricultural and construction equipment stores in the United States and Europe. During the three months ended April 30, 2013, the Company determined that its International operations were a separate reportable segment. As of April 30, 2013, the Company has three reportable segments: Agriculture, Construction and International. The Company’s segments are organized based on types of products sold and geographic areas, as described in the following paragraphs.  The operating results for each segment are reported separately to the Company’s senior management to make decisions regarding the allocation of resources, to assess the Company’s operating performance and to make strategic decisions.

The Company’s Agriculture segment sells, services, and rents machinery, and related parts and attachments, for uses ranging from large-scale farming to home and garden use to customers in North America. This segment also includes ancillary sales and services related to agricultural activities and products such as equipment transportation, Global Positioning System (“GPS”) signal subscriptions, hardware merchandise and finance and insurance products.

The Company’s Construction segment sells, services, and rents machinery, and related parts and attachments, for uses ranging from heavy construction to light industrial machinery use to customers in North America. This segment also includes ancillary sales and services related to construction activities such as equipment transportation, GPS signal subscriptions and finance and insurance products.

The Company’s International segment sells, services, and rents machinery, and related parts and attachments, for uses ranging from large-scale farming to home and garden use to customers in Eastern Europe. It also includes export sales of equipment and parts to customers outside of the United States.

Revenue, income (loss) before income taxes and total assets at the segment level are reported before eliminations. The Company retains various unallocated income/(expense) items and assets at the general corporate level, which the Company refers to as “Shared Resources” in the table below. Shared Resources assets primarily consist of cash and property and equipment. Intersegment revenue is immaterial.

Certain financial information for each of the Company’s business segments is set forth below. The financial information for the three months ended April 30, 2012 and as of January 31, 2013 has been reclassified for comparability with current year presentation.

	Three Months Ended April 30,
	2013	2012
	(in thousands)
Revenues
Agriculture	$360,344	$353,580
Construction	82,841	81,608
International	27,730	5,930
Segment revenues	470,915	441,118
Eliminations	(29,241)	(19,395)
Total	$441,674	$421,723

Income (Loss) Before Income Taxes
Agriculture	$7,999	$14,722
Construction	(6,538)	(380)
International	(526)	(403)
Segment income (loss) before income taxes	935	13,939
Shared Resources	(1,238)	(752)
Eliminations	(694)	(837)
Income before income taxes	$(997)	$12,350

	April 30,	January 31,
	2013	2013
	(in thousands)
Total Assets
Agriculture	$822,707	$781,382
Construction	333,819	346,554
International	143,936	119,132
Segment assets	1,300,462	1,247,068
Shared Resources	217,198	199,849
Eliminations	(3,184)	(2,843)
Total	$1,514,476	$1,444,074

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim unaudited consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended January 31, 2013.

Critical Accounting Policies

There have been no material changes in our Critical Accounting Policies, as disclosed in our Annual Report on Form 10-K for the year ended January 31, 2013.

Overview

We own and operate a network of full service agricultural and construction equipment stores in the United States and Europe. Based upon information provided to us by CNH Global N.V. or its U.S. subsidiary CNH America, LLC, we are the largest retail dealer of Case IH Agriculture equipment in the world, the largest retail dealer of Case Construction equipment in North America and a major retail dealer of New Holland Agriculture and New Holland Construction equipment in the U.S. We operate our business through three reportable segments, Agriculture, Construction and International. Within each segment, we have four principal sources of revenue: new and used equipment sales, parts sales, service, and equipment rental and other activities.

Our net income (loss) attributable to Titan Machinery Inc. common stockholders was $(0.4) million, or $(0.02) per diluted share, for the three months ended April 30, 2013, compared to $7.5 million, or $0.36 per diluted share, for the three months ended April 30, 2012. Significant factors impacting the quarterly comparisons were:

•                  Increase in revenue and gross profit due to acquisitions, offset by a decrease in same-store sales and the related gross profit. The decrease in same-store results was primarily due to abnormally delayed spring weather combined with cautionary Agriculture customer sentiment and the continued challenging industry conditions in the Construction segment;

•                  Operating expenses as a percentage of total revenue increased to 15.6% for the three months ended April 30, 2013 compared to 13.0% for the three months ended April 30, 2012, primarily due to lower same-store sales in the first quarter of fiscal 2014, as compared to the same period last year, and additional expenses associated with acquired stores; and

•                  Increase in floorplan interest and other interest expense primarily due to the increase in floorplan notes payable and long-term debt, including our Senior Convertible Notes issued in April 2012.

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

	Three Months Ended April 30,
	2013	2012
	(dollars in thousands)
Equipment
Revenue	$334,745	$322,528
Cost of revenue	303,823	292,085
Gross profit	$30,922	$30,443
Gross profit margin	9.2%	9.4%

Parts
Revenue	$62,837	$58,844
Cost of revenue	44,711	40,653
Gross profit	$18,126	$18,191
Gross profit margin	28.8%	30.9%

Service
Revenue	$31,998	$29,752
Cost of revenue	11,363	10,363
Gross profit	$20,635	$19,389
Gross profit margin	64.5%	65.2%

Rental and other
Revenue	$12,094	$10,599
Cost of revenue	7,829	8,213
Gross profit	$4,265	$2,386
Gross profit margin	35.3%	22.5%

The following table sets forth our statements of operations data expressed as a percentage for each of our four sources of total revenue for the periods indicated:

	Three Months Ended April 30,
	2013	2012

Revenue
Equipment	75.9%	76.4%
Parts	14.2%	14.0%
Service	7.2%	7.1%
Rental and other	2.7%	2.5%
Total revenue	100.0%	100.0%

Total cost of revenue	83.3%	83.3%

Gross profit	16.7%	16.7%

Operating expenses	15.6%	13.0%

Income from operations	1.1%	3.7%

Other income (expense)	(1.3)%	(0.8)%

Income before income taxes	(0.2)%	2.9%

Benefit from (provision for) income taxes	0.1%	(1.1)%

Net income including noncontrolling interest	(0.1)%	1.8%

Net loss attributable to noncontrolling interest	0.0%	0.0%

Net income attributable to Titan Machinery Inc.	(0.1)%	1.8%

Three Months Ended April 30, 2013 Compared to Three Months Ended April 30, 2012

Consolidated Results

Revenue

	Three Months Ended April 30,			Percent
	2013	2012	Increase	Change
		(dollars in thousands)
Equipment	$334,745	$322,528	$12,217	3.8%
Parts	62,837	58,844	3,993	6.8%
Service	31,998	29,752	2,246	7.5%
Rental and other	12,094	10,599	1,495	14.1%

Total Revenue	$441,674	$421,723	$19,951	4.7%

The increase in revenue for the first quarter of fiscal 2014, as compared to the same period last year, was due to acquisitions contributing $41.4 million, offset by a decrease in same-store sales of $21.4 million. The decrease in same-store sales primarily was due to abnormally delayed spring weather, combined with cautionary Agriculture customer sentiment and the continued challenging industry conditions in the Construction segment.

Gross Profit

	Three Months Ended April 30,		Increase/	Percent
	2013	2012	(Decrease)	Change
		(dollars in thousands)
Gross Profit
Equipment	$30,922	$30,443	$479	1.6%
Parts	18,126	18,191	(65)	(0.4)%
Service	20,635	19,389	1,246	6.4%
Rental and other	4,265	2,386	1,879	78.8%

Total Gross Profit	$73,948	$70,409	$3,539	5.0%

Gross Profit Margin
Equipment	9.2%	9.4%	(0.2)%	(2.1)%
Parts	28.8%	30.9%	(2.1)%	(6.8)%
Service	64.5%	65.2%	(0.7)%	(1.1)%
Rental and other	35.3%	22.5%	12.8%	56.9%

Total Gross Profit Margin	16.7%	16.7%	0.0%	0.0%

Gross Profit Mix
Equipment	41.8%	43.2%	(1.4)%	(3.2)%
Parts	24.5%	25.9%	(1.4)%	(5.4)%
Service	27.9%	27.5%	0.4%	1.5%
Rental and other	5.8%	3.4%	2.4%	70.6%

Total Gross Profit Mix	100.0%	100.0%	0.0%	0.0%

The $3.5 million increase in gross profit for the first quarter of fiscal 2014, as compared to the same period last year, was primarily due to increased revenue. Acquisitions contributed $6.5 million to the increase in gross profit for the first quarter of fiscal 2014, offset by decreases in same-store gross profit of $3.0 million. Gross profit margin was 16.7% for both the first quarters of fiscal 2014 and fiscal 2013. Increase in the gross profit margin on rental and other was primarily due to an increase in the dollar utilization of our rental fleet to 23.4% in the first quarter of fiscal 2014 from 22.5% in the same period last year.

Operating Expenses

	Three Months Ended April 30,			Percent
	2013	2012	Increase	Change
		(dollars in thousands)
Operating expenses	$68,933	$54,856	$14,077	25.7%
Operating expenses as a percentage of revenue	15.6%	13.0%	2.6%	20.0%

The $14.1 million increase in operating expenses, as compared to the same period last year, was primarily due to the additional costs associated with acquisitions, such as compensation, rent, travel and depreciation. As a percentage of total revenue, operating expenses increased to 15.6% for the first quarter of fiscal 2014 compared to 13.0% for the first quarter of fiscal 2013. The leveraging of fixed operating costs was negatively impacted by lower same-store sales in the first quarter of fiscal 2014, as compared to the same period last year, and the Construction stores acquired in fiscal year 2013 and the first quarter of fiscal 2014. These recently acquired stores are currently operating at a much higher operating expense ratio than our average Construction store, as they are underperforming in regards to revenue levels in the markets in which they are located.

Other Income (Expense)

	Three Months Ended April 30,			Percent
	2013	2012	Increase	Change
		(dollars in thousands)
Interest and other income	$597	$488	$109	22.3%
Floorplan interest expense	(3,442)	(2,898)	544	18.8%
Other interest expense	(3,167)	(793)	2,374	299.4%

The increase in floorplan interest expense of $0.5 million and other interest expense of $2.4 million for the first quarter of fiscal 2014, as compared to the same period in the prior year, was primarily due to the increase in floorplan notes payable and long-term debt, including our Senior Convertible Notes issued in April 2012.

Benefit From (Provision For) Income Taxes

	Three Months Ended April 30,			Percent
	2013	2012	Increase	Change
	(dollars in thousands)
Benefit from (provision for) income taxes	$394	$(4,891)	$5,285	108.1%

Our effective tax rate was 39.5% for the first quarter of fiscal 2014 compared to 39.6% for the same period last year.

Segment Results

Certain financial information for our Agriculture, Construction and International business segments is set forth below. Revenue and income (loss) before income taxes at the segment level are reported before eliminations. “Shared Resources” in the table below refers to the various unallocated income/(expense) items that we have retained at the general corporate level. Intersegment revenue is immaterial.

	Three Months Ended April 30,		Increase/	Percent
	2013	2012	(Decrease)	Change
	(dollars in thousands)
Revenues
Agriculture	$360,344	$353,580	$6,764	1.9%
Construction	82,841	81,608	1,233	1.5%
International	27,730	5,930	21,800	367.6%
Segment revenues	470,915	441,118	29,797	6.8%
Eliminations	(29,241)	(19,395)	(9,846)	(50.8)%
Total	$441,674	$421,723	$19,951	4.7%

Income (Loss) Before Income Taxes
Agriculture	$7,999	$14,722	$(6,723)	(45.7)%
Construction	(6,538)	(380)	(6,158)	(1620.5)%
International	(526)	(403)	(123)	(30.5)%
Segment income (loss) before income taxes	935	13,939	(13,004)	(93.3)%
Shared Resources	(1,238)	(752)	(486)	(64.6)%
Eliminations	(694)	(837)	143	17.1%
Total	$(997)	$12,350	$(13,347)	(108.1)%

Agriculture

Agriculture segment revenue for the first quarter of fiscal 2014 increased 1.9% compared to the same period last year. The revenue increase was due to acquisitions, offset by an Agriculture same-store sales decrease of 6.4% over the first quarter of fiscal 2013. The decrease in same-store sales primarily was due to abnormally delayed spring weather, combined with cautionary Agriculture customer sentiment. These weather conditions caused a delay in the planting season for our Agriculture customers, which had a negative impact on our parts and service revenue. The cautionary Agriculture customer sentiment experienced during the first quarter of fiscal 2014 negatively affected our equipment revenue.

Agriculture segment income before income taxes for the first quarter of fiscal 2014 decreased 45.7% compared to the same period last year, primarily caused by lower same-store sales in the first quarter of fiscal 2014, additional operating expenses associated with acquisition stores and an increase in floorplan interest expense resulting from higher floorplan notes payable, as compared to the same period in the prior year.

Construction

Construction segment revenue for the first quarter of fiscal 2014 increased 1.5% compared to the same period last year. The revenue increase was due to acquisitions, offset by a Construction same-store sales decrease of 7.1% over the first quarter of fiscal 2013. The decrease in same-store sales primarily was due to abnormally delayed spring weather, combined with the continued challenging industry conditions in the Construction segment. These weather conditions caused a delay in construction work for our customers, which had a negative impact on our equipment, parts and service revenue.

Our Construction segment loss before income taxes for the first quarter of fiscal 2014 increased $6.2 million compared to the same period last year. The additional loss was primarily due to lower same-store sales in the first quarter of fiscal 2014, additional operating expenses associated with acquired stores and an increase in floorplan interest expense and other interest expense resulting from higher floorplan notes payable and rental fleet debt, respectively, as compared to the same period in the prior year.

International

International segment revenue for the first quarter of fiscal 2014 increased $21.8 million compared to the same period last year, primarily due to acquisitions and new store openings. Our International segment loss before income taxes for the first quarter of fiscal 2014 increased $0.1 million compared to the same period last year. The loss before income taxes is reflective of the seasonal nature of the business. The loss for the current quarter reflects the seasonality of our business in the areas of Eastern Europe in which our stores are located.

Shared Resources/Eliminations

We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate these net expenses to our segments. Since these allocations are set early in the year, unallocated balances may occur.

Eliminations remove any inter-company revenue or income (loss) before income taxes residing in our segment results.

Liquidity and Capital Resources

Cash Flow Used For Operating Activities

For the three months ended April 30, 2013, cash used for operating activities was $6.3 million. Our cash used for operating activities was primarily the result of an increase in net cash for inventories of $42.3 million and our reported net loss including noncontrolling interest of $0.6 million. This amount was principally offset by a net decrease in receivables, prepaid expenses and other assets of $34.6 million. The increase in inventories primarily reflects new equipment stocking to support forecasted equipment sales and lower than expected equipment sales in the three months ended April 30, 2013. We evaluate our cash flow from operating activities net of all floorplan activity. Taking this adjustment into account, our non-GAAP cash flow used for operating activities was $2.1 million for the three months ended April 30, 2013 and our non-GAAP cash flow used provided by operating activities was $1.7 million for the three months ended April 30, 2012. For reconciliation of this non-GAAP financial measure, please see the Non-GAAP Cash Flow Reconciliation below.

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

Cash Flow Used For Investing Activities

For the three months ended April 30, 2013, cash used for investing activities was $9.6 million. Our cash flow used for investing activities primarily consisted of purchases of equipment dealerships (net of cash purchased) of $4.8 million and property and equipment purchases (excluding rental fleet) of $5.5 million.

For the three months ended April 30, 2012, cash used for investing activities was $26.3 million. Our cash flow used for investing activities primarily consisted of purchases of equipment dealerships (net of cash purchased) of $8.4 million and purchases of rental fleet of $16.2 million.

Cash Flow Provided By Financing Activities

For the three months ended April 30, 2013, cash provided by financing activities was $5.9 million. Our cash flow provided by financing activities was primarily the result of an increase in non-manufacturer floorplan notes payable of $8.4 million, offset by principal payments on long-term debt exceeding proceeds from long-term debt by $2.7 million.

For the three months ended April 30, 2012, cash provided by financing activities was $77.9 million. Our cash flow provided by financing activities was primarily the result of proceeds from our Senior Convertible Notes offering of $145.2 million, offset by a decrease in non-manufacturer floorplan notes payable of $22.7 million and principal payments on long-term debt and short-term advances exceeding proceeds from long-term debt by $46.5 million. We used the proceeds from our Senior Convertible Notes to reduce certain interest-bearing floorplan notes payable and long-term debt balances.

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

•                  Impact of senior convertible notes: We issued $150.0 million of Senior Convertible Notes (the “Convertible Notes”) in April 2012. We used a significant amount of the proceeds from the Convertible Notes to reduce our floorplan notes payable balances, resulting in a higher level of equity in our equipment inventory than we have historically maintained. To analyze the impact of this fluctuation of equity in our equipment inventory, we use this adjustment to maintain a constant level of equipment financing. The adjustment is equal to the difference between our actual equity in inventory at the balance sheet date and our historical average level of equity in inventory of 15%. If the level of equity in inventory is less than 15% then we assume that no proceeds of the Convertible Notes were used to pay down floorplan notes payable balances. GAAP categorizes proceeds from our Convertible Notes offering as financing activities in the consolidated statements of cash flows.

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

		Adjustment	Adjustment	Non-GAAP
	As Reported	(1)	(2)	Measures
	(in thousands)
Three months ended April 30, 2013:
Net cash provided by (used for) operating activities	$(6,319)	$8,408	$—	$2,089
Net cash provided by (used for) financing activities	5,940	(8,408)	—	(2,468)

Three months ended April 30, 2012:
Net cash provided by (used for) operating activities	$(24,853)	$(22,669)	$49,236	$1,714
Net cash provided by financing activities	77,924	22,669	(49,236)	51,357

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

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such “forward-looking” information is included in this Quarterly Report on Form 10-Q, including in “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations,” as well as in our Annual Report on Form 10-K for the year ended January 31, 2013, and in other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company).

Forward-looking statements include all statements based on future expectations and specifically include, among other things, all statements relating to our expectations regarding exchange rate impact, equipment sales and our primary liquidity sources and adequacy of our capital resources. Any statements that are not based upon historical facts, including the outcome of events that have not yet occurred and our expectations for future performance, are forward-looking statements. The words “potential,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” “plan,” “anticipate,” and similar words and expressions are intended to identify forward-looking statements. Such statements are based upon the current beliefs and expectations of our management. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, adverse market conditions in the agricultural and construction equipment industries, the continuation of unfavorable conditions in the credit markets and those matters identified and discussed in our Annual Report on Form 10-K under the section titled “Risk Factors.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices such as interest rates and foreign currency exchange rates.

Interest Rate Risk: Exposure to changes in interest rates results from borrowing activities used to fund operations. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. We have both fixed and floating rate financing. Some of our floating rate credit facilities contain minimum rates of interest to be charged. Based upon balances and interest rates as of April 30, 2013, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $4.4 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $4.4 million. At April 30, 2013, we had variable rate floorplan notes payable of $762.0 million, of which approximately $425.5 million was interest-bearing, variable notes payable and long-term debt of $16.6 million, and fixed rate notes payable and long-term debt of $52.0 million.

Foreign Currency Exchange Rate Risk:  Foreign currency exposures arise as the result of our foreign operations. The Company is exposed to foreign currency exchange rate risk, as our net investment in our foreign operations is exposed to changes in foreign currency exchange rates. In addition, the Company is exposed to the translation of foreign currency earnings to the U.S. dollar, whereby the results of our operations and cash flows may be adversely impacted by fluctuating foreign currency exchange rates. The Company is also exposed to foreign currency transaction risk as the result of certain intercompany financing transactions. The Company attempts to manage its foreign currency exchange rate risk through the use of derivative financial instruments, primarily foreign exchange forward contracts. Based upon balances and exchange rates as of April 30, 2013, holding other variables constant, we believe that a hypothetical 10% increase or decrease in foreign exchange rates would not have a material impact on our results of operations or cash flows.

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

ITEM 1A.                                       RISK FACTORS

In addition to the other information set forth in this report, including the important information in “Private Securities Litigation Reform Act,” you should carefully consider the “Risk Factors” discussed in our Form 10-K for the year ended January 31, 2013 as filed with the Securities and Exchange Commission. Those factors, if they were to occur, could cause our actual results to differ materially from those expressed in our forward-looking statements in this report, and materially adversely affect our financial condition or future results. Although we are not aware of any other factors, aside from those discussed in our Form 10-K, that we currently anticipate will cause our forward-looking statements to differ materially from our future actual results, or materially affect the Company’s financial condition or future results, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.

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

Dated: June 6, 2013
TITAN MACHINERY INC.

	By	/s/ Mark P. Kalvoda
Mark P. Kalvoda
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

TITAN MACHINERY INC.

FORM 10-Q

Exhibit No.	Description
10.1+

Amended and Restated Employment Agreement, dated March 6, 2013, between David Meyer and the registrant (incorporated by reference to Exhibit 10.2 to the registrant’s Annual Report on Form 10-K for the year ended January 31, 2013)

10.2+

Amended and Restated Employment Agreement, dated March 6, 2013, between Peter Christianson and the registrant (incorporated by reference to Exhibit 10.3 to the registrant’s Annual Report on Form 10-K for the year ended January 31, 2013)

10.3	Letter Agreement with CNH Capital America, LLC dated February 15, 2013 (incorporated by reference to Exhibit 10.49 to the registrant’s Annual Report on Form 10-K for the year ended January 31, 2013)

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101

Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended April 30, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

*Filed herewith

** Furnished herewith

+ Management compensatory plan or arrangement.