Form 10-Q
period 2013-07-31
Titan Machinery Inc.
filed 2013-09-05
CIK 1409171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

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

The number of shares outstanding of the registrant’s common stock as of August 31, 2013 was: Common Stock, $0.00001 par value, 21,239,391 shares.

TITAN MACHINERY INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. — FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

TITAN MACHINERY INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)

	July 31,	January 31,
	2013	2013
ASSETS

CURRENT ASSETS
Cash	$102,407	$124,360
Receivables, net	94,432	121,786
Inventories	1,105,819	929,216
Prepaid expenses and other	27,113	8,178
Income taxes receivable	5,767	503
Deferred income taxes	8,411	8,357

Total current assets	1,343,949	1,192,400

INTANGIBLES AND OTHER ASSETS
Noncurrent inventories	4,865	3,507
Goodwill	30,959	30,903
Intangible assets, net of accumulated amortization	14,019	14,089
Other	7,894	8,534
Total intangibles and other assets	57,737	57,033

PROPERTY AND EQUIPMENT, net of accumulated depreciation	235,125	194,641

TOTAL ASSETS	$1,636,811	$1,444,074

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$39,724	$28,282
Floorplan notes payable	851,185	689,410
Current maturities of long-term debt	16,518	10,568
Customer deposits	26,721	46,775
Accrued expenses	34,854	29,590
Income taxes payable	32	310

Total current liabilities	969,034	804,935

LONG-TERM LIABILITIES
Senior convertible notes	127,252	125,666
Long-term debt, less current maturities	82,657	56,592
Deferred income taxes	47,603	47,411
Other long-term liabilities	6,608	9,551

Total long-term liabilities	264,120	239,220

STOCKHOLDERS’ EQUITY
Common stock, par value $.00001 per share, 45,000 shares authorized; 21,239 shares issued and outstanding at July 31, 2013; 21,092 shares issued and outstanding at January 31, 2013	—	—
Additional paid-in-capital	237,772	236,521
Retained earnings	164,143	160,724
Accumulated other comprehensive loss	(1,075)	(735)
Total Titan Machinery Inc. stockholders’ equity	400,840	396,510
Noncontrolling interest	2,817	3,409
Total stockholders’ equity	403,657	399,919

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,636,811	$1,444,074

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012

REVENUE
Equipment	$358,388	$306,170	$693,133	$628,698
Parts	70,633	57,895	133,470	116,739
Service	39,872	30,466	71,870	60,218
Rental and other	19,287	15,540	31,381	26,139
TOTAL REVENUE	488,180	410,071	929,854	831,794

COST OF REVENUE
Equipment	329,083	279,284	632,906	571,369
Parts	48,022	40,357	92,733	81,010
Service	14,383	10,474	25,746	20,837
Rental and other	13,150	9,592	20,979	17,805
TOTAL COST OF REVENUE	404,638	339,707	772,364	691,021

GROSS PROFIT	83,542	70,364	157,490	140,773

OPERATING EXPENSES	70,145	56,507	139,078	111,363

INCOME FROM OPERATIONS	13,397	13,857	18,412	29,410

OTHER INCOME (EXPENSE)
Interest and other income	337	119	934	607
Floorplan interest expense	(3,723)	(2,420)	(7,165)	(5,318)
Other interest expense	(3,455)	(2,774)	(6,622)	(3,567)

INCOME BEFORE INCOME TAXES	6,556	8,782	5,559	21,132

PROVISION FOR INCOME TAXES	(2,589)	(3,477)	(2,195)	(8,368)

NET INCOME INCLUDING NONCONTROLLING INTEREST	$3,967	$5,305	$3,364	$12,764

LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	134	96	(55)	(42)

NET INCOME ATTRIBUTABLE TO TITAN MACHINERY INC.	$3,833	$5,209	$3,419	$12,806

EARNINGS (LOSS) PER SHARE - NOTE 1

EARNINGS PER SHARE - BASIC	$0.18	$0.25	$0.16	$0.61
EARNINGS PER SHARE - DILUTED	$0.18	$0.25	$0.16	$0.60

WEIGHTED AVERAGE COMMON SHARES - BASIC	20,882	20,781	20,868	20,752
WEIGHTED AVERAGE COMMON SHARES - DILUTED	21,029	21,000	21,027	20,981

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012

NET INCOME INCLUDING NONCONTROLLING INTEREST	$3,967	$5,305	$3,364	$12,764

OTHER COMPREHENSIVE LOSS

Foreign currency translation adjustments	(30)	(1,185)	(827)	(936)
Unrealized gain (loss) on net investment hedge derivative instruments (net of tax of ($121) for the three months ended July 31, 2013 and $193 for the six months ended July 31, 2013)	(182)	—	289	—

TOTAL OTHER COMPREHENSIVE LOSS	(212)	(1,185)	(538)	(936)

COMPREHENSIVE INCOME	3,755	4,120	2,826	11,828

LESS: COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	71	(83)	(253)	(154)

COMPREHENSIVE INCOME ATTRIBUTABLE TO TITAN MACHINERY INC.	$3,684	$4,203	$3,079	$11,982

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

					Accumulated	Total Titan
	Common Stock		Additional		Other	Machinery Inc.		Total
	Shares		Paid-In	Retained	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Outstanding	Amount	Capital	Earnings	Loss	Equity	Interest	Equity

BALANCE, JANUARY 31, 2012	20,911	$—	$218,156	$118,251	$(70)	$336,337	$1,002	$337,339

Senior convertible notes offering	—	—	15,501	—	—	15,501	—	15,501
Common stock issued on grant of restricted stock, exercise of stock options and warrants, and tax benefits of equity awards	120	—	915	—	—	915	—	915
Issuance of subsidiary shares to noncontrolling interest holders	—	—	—	—	—	—	2,464	2,464
Stock-based compensation expense	—	—	764	—	—	764	—	764
Comprehensive income (loss):
Net income (loss)	—	—	—	12,806	—	12,806	(42)	12,764
Other comprehensive loss	—	—	—	—	(824)	(824)	(112)	(936)
Total comprehensive income (loss)	—	—	—	—	—	11,982	(154)	11,828

BALANCE, JULY 31, 2012	21,031	$—	$235,336	$131,057	$(894)	$365,499	$3,312	$368,811

BALANCE, JANUARY 31, 2013	21,092	$—	$236,521	$160,724	$(735)	$396,510	$3,409	$399,919

Common stock issued on grant of restricted stock, exercise of stock options and warrants, and tax benefits of equity awards	147	—	259	—	—	259	—	259
Stock-based compensation expense	—	—	992	—	—	992	—	992
Other	—	—	—	—	—	—	(339)	(339)
Comprehensive income (loss):
Net income (loss)	—	—	—	3,419	—	3,419	(55)	3,364
Other comprehensive loss	—	—	—	—	(340)	(340)	(198)	(538)
Total comprehensive income (loss)	—	—	—	—	—	3,079	(253)	2,826

BALANCE, JULY 31, 2013	21,239	$—	$237,772	$164,143	$(1,075)	$400,840	$2,817	$403,657

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended July 31,
	2013	2012

OPERATING ACTIVITIES
Net income including noncontrolling interest	$3,364	$12,764
Adjustments to reconcile net income including noncontrolling interest to net cash used for operating activities
Depreciation and amortization	13,342	10,214
Deferred income taxes	(64)	14
Stock-based compensation expense	992	764
Noncash interest expense	2,245	1,279
Other, net	404	192
Changes in assets and liabilities, net of purchase of equipment dealerships assets and assumption of liabilities
Receivables, prepaid expenses and other assets	25,305	17,694
Inventories	(218,580)	(189,358)
Floorplan notes payable	140,858	93,379
Accounts payable, customer deposits, accrued expenses and other long-term liabilities	(10,807)	(44,814)
Income taxes	(5,540)	4,524

NET CASH USED FOR OPERATING ACTIVITIES	(48,481)	(93,348)

INVESTING ACTIVITIES
Rental fleet purchases	(432)	(16,512)
Property and equipment purchases (excluding rental fleet)	(12,523)	(7,722)
Net proceeds from sale of property and equipment	415	934
Purchase of equipment dealerships, net of cash purchased	(4,848)	(16,175)
Other, net	695	9

NET CASH USED FOR INVESTING ACTIVITIES	(16,693)	(39,466)

FINANCING ACTIVITIES
Proceeds from senior convertible notes offering, net of direct issuance costs of $4,753	—	145,247
Net change in non-manufacturer floorplan notes payable	21,517	55,037
Proceeds from long-term debt borrowings	31,113	27,728
Principal payments on long-term debt	(9,105)	(49,952)
Proceeds from sale of subsidiary shares to noncontrolling interest holders	—	2,464
Other, net	(196)	(333)

NET CASH PROVIDED BY FINANCING ACTIVITIES	43,329	180,191

EFFECT OF EXCHANGE RATE CHANGES ON CASH EQUIVALENTS	(108)	(710)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(21,953)	46,667

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	124,360	79,842

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$102,407	$126,509

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) — Page 2

(in thousands)

	Six Months Ended July 31,
	2013	2012

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period
Income taxes, net of refunds	$7,676	$3,479

Interest	$11,618	$6,324

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Net property and equipment financed with long-term debt, accounts payable and accrued liabilities	$13,527	$25,785

Net transfer of assets to property and equipment from inventories	$42,113	$14,387

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 -  BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The quarterly operating results for Titan Machinery Inc. (the “Company”) are subject to fluctuation due to varying weather patterns, which may impact the timing and amount of equipment purchases, rentals, and after-sales parts and service purchases by the Company’s Agriculture, Construction and International customers. Therefore, operating results for the six-month period ended July 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2014. The information contained in the balance sheet as of January 31, 2013 was derived from the audited financial statements for the Company for the year then ended. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended January 31, 2013 as filed with the SEC.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All material accounts, transactions and profits between the consolidated companies have been eliminated in consolidation.

Reclassifications

Certain reclassifications of amounts previously reported have been made to the accompanying consolidated statements of cash flows to maintain consistency and comparability between periods presented. These reclassifications had no impact on previously reported cash flows from operating, investing or financing activities.

Fair Value of Financial Instruments

The carrying amount of cash, receivables, payables, short-term debt and other current liabilities approximates fair value because of the short maturity and/or frequent repricing of those instruments, which are Level 2 fair value inputs.

The Company recognized a derivative liability for outstanding foreign currency forward contracts which are recorded at fair value in an amount equal to $0.8 million and $0.1 million as of July 31, 2013 and January 31, 2013, respectively.  Fair value was determined based on Level 2 inputs which include observable, market-based pricing components.

The carrying value of long-term debt approximates fair value as of July 31, 2013 and January 31, 2013.  Fair value was estimated based upon current borrowing rates with similar maturities, which are Level 2 fair value inputs. The fair value of senior convertible notes was approximately $140.1 million and $152.8 million as of July 31, 2013 and January 31, 2013, respectively. The face value of senior convertible notes was $150.0 million as of July 31, 2013 and January 31, 2013. The carrying value of senior convertible notes was approximately $127.3 million and $125.7 million as of July 31, 2013 and January 31, 2013, respectively. The difference between the face value and the carrying value of these notes is the result of the allocation between the debt and equity components. Fair value of the senior convertible notes was estimated based on Level 2 fair value inputs.

Earnings Per Share (“EPS”)

The Company uses the two-class method to calculate basic and diluted EPS. Unvested restricted stock awards are considered participating securities because they entitle holders to non-forfeitable rights to dividends during the vesting term. Under the two-class method, basic EPS were computed by dividing net income attributable to Titan Machinery Inc. after allocation of income to participating securities by the weighted-average number of shares of common stock outstanding during the year.

Diluted EPS were computed by dividing net income attributable to Titan Machinery Inc. after allocation of income to participating securities by the weighted-average shares of common stock outstanding after adjusting for potential dilution related to the conversion of all dilutive securities into common stock. All potentially dilutive securities were included in the computation of diluted EPS. There were approximately 99,000 and 66,000 stock options outstanding that were excluded from the computation of diluted EPS for the three and six months ended July 31, 2013, respectively, because they were anti-dilutive. There were approximately 10,000 and 10,000 stock options outstanding that were excluded from the computation of diluted EPS for the three and six months ended July 31, 2012, respectively, because they were anti-dilutive. None of the approximately 3,474,000 shares underlying the Company’s senior convertible notes were included in the computation of diluted EPS because the Company’s average stock price was less than the conversion price of $43.17.

The following table sets forth the calculation of basic and diluted EPS:

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
	(in thousands, except per share data)		(in thousands, except per share data)
Numerator
Net income attributable to Titan Machinery Inc.	$3,833	$5,209	$3,419	$12,806
Less: Net income allocated to participating securities	(56)	(54)	(45)	(125)
Net income attributable to Titan Machinery Inc. common stockholders	$3,777	$5,155	$3,374	$12,681

Denominator
Basic weighted-average common shares outstanding	20,882	20,781	20,868	20,752
Plus: Incremental shares from assumed conversions of stock options and warrants	147	219	159	229
Diluted weighted-average common shares outstanding	21,029	21,000	21,027	20,981

Earnings per share - basic	$0.18	$0.25	$0.16	$0.61

Earnings per share - diluted	$0.18	$0.25	$0.16	$0.60

NOTE 2 -  INVENTORIES

	July 31,	January 31,
	2013	2013
	(in thousands)
New equipment	$705,389	$542,180
Used equipment	270,541	275,626
Parts and attachments	118,085	103,456
Work in process	11,804	7,954

	$1,105,819	$929,216

In addition to the above amounts, the Company has estimated that a portion of its parts inventory will not be sold in the next year. Accordingly, these balances have been classified as noncurrent assets.

NOTE 3 -  PROPERTY AND EQUIPMENT

	July 31,	January 31,
	2013	2013
	(in thousands)
Rental fleet equipment	$148,585	$105,681
Machinery and equipment	23,752	21,086
Vehicles	42,463	38,742
Furniture and fixtures	32,586	27,766
Land, buildings, and leasehold improvements	55,554	56,845

	302,940	250,120
Less accumulated depreciation	(67,815)	(55,479)

	$235,125	$194,641

NOTE 4 -  LINES OF CREDIT / FLOORPLAN NOTES PAYABLE

Working Capital Line of Credit

As of July 31, 2013, the Company had a $75.0 million working capital line of credit under an amended and restated credit agreement with a group of banks led by Wells Fargo Bank, National Association (“Wells Fargo”). The Company had $16.2 million and $7.1 million outstanding on its working capital line of credit as of July 31, 2013 and January 31, 2013, respectively. Amounts outstanding are recorded as long-term debt, within long-term liabilities on the consolidated balance sheets, as the Company does not have an obligation to repay amounts borrowed within one year.

Floorplan Lines of Credit

As of July 31, 2013, the Company had discretionary floorplan lines of credit for equipment purchases totaling approximately $975.0 million with various lending institutions, including $375.0 million under the aforementioned credit agreement with Wells Fargo, a $450.0 million credit agreement with CNH Capital America LLC (“CNH Capital”) and a $150.0 million credit agreement with Agricredit Acceptance LLC. Floorplan notes payable relating to these credit agreements totaled approximately $751.5 million of the total floorplan notes payable balance of $851.2 million outstanding as of July 31, 2013 and $629.8 million of the total floorplan notes payable balance of $689.4 million outstanding as of January 31, 2013. As of July 31, 2013, the Company had approximately $130.4 million in available borrowings remaining under these lines of credit (net of adjustments based on borrowing base calculations and standby letters of credit under the aforementioned Wells Fargo credit agreement, and rental fleet financing and other acquisition-related financing arrangements under the CNH Capital credit agreement). These floorplan notes carried various interest rates primarily ranging from 2.81% to 7.25% as of July 31, 2013, subject to interest-free periods offered by CNH Capital. As of July 31, 2013, the Company was in compliance with all floorplan financial covenants.

NOTE 5 -  SENIOR CONVERTIBLE NOTES

The Company’s 3.75% Senior Convertible Notes issued on April 24, 2012 (“Convertible Notes”) consisted of the following:

	July 31,	January 31,
	2013	2013
	(in thousands except conversion
	rate and conversion price)
Principal value	$150,000	$150,000
Unamortized debt discount	(22,748)	(24,334)
Carrying value of senior convertible notes	$127,252	$125,666

Carrying value of equity component, net of deferred taxes	$15,546	$15,546

Conversion rate (shares of common stock per $1,000 principal amount of notes)	23.1626	23.1626
Conversion price (per share of common stock)	$43.17	$43.17

As of July 31, 2013, the unamortized debt discount will be amortized over a remaining period of approximately six years. As of July 31, 2013 and January 31, 2013, the if-converted value of the Senior Convertible Notes does not exceed the principal balance.

For the six months ended July 31, 2013, the Company recognized coupon interest expense of $2.8 million, and non-cash interest expense of $1.6 million related to the amortization of the debt discount and $0.3 million related to the amortization of the liability-allocated transaction costs. For the six months ended July 31, 2012, the Company recognized coupon interest expense of $1.5 million, and non-cash interest expense of $0.8 million related to the amortization of the debt discount and $0.1 million related to the amortization of the liability-allocated transaction costs. The effective interest rate of the liability component was equal to 7.00% for the period ended July 31, 2013.

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

The notional amount of outstanding foreign currency forward contracts designated as net investment hedges was approximately $22.6 million as of July 31, 2013.  There were no foreign currency forward contracts designated as net investment hedges outstanding as of January 31, 2013. For the six months ended July 31, 2013, the maximum notional amount outstanding at any point during the period was approximately $23.6 million. No derivative instruments designated as net investment hedges were outstanding during the six months ended July 31, 2012.

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

The notional amount of outstanding foreign currency forward contracts not designated as hedging instruments was approximately $40.5 million and $4.0 million as of July 31, 2013 and January 31, 2013, respectively. For the six months ended July 31, 2013 and 2012, the maximum notional amount outstanding at any point during the period was approximately $40.5 million and $1.2 million, respectively.

The following table sets forth the fair value of the Company’s outstanding derivative instruments.

	Fair Value as of:		Balance
	July 31,	January 31,	Sheet
	2013	2013	Location
	(in thousands)
Liability Derivatives:
Derivatives designated as hedging instruments:
Net investment hedges:
Foreign exchange contracts	$237	$—	Accrued expenses

Derivatives not designated as hedging instruments:
Foreign exchange contracts	551	86	Accrued expenses

Total Derivatives	$788	$86

The following table sets forth the gains and losses recognized on the Company’s derivative instruments for the three months ended July 31, 2013 and 2012:

	Three Months Ended July 31, 2013		Three Months Ended July 31, 2012
	Amount of Gain (Loss) Recognized in		Amount of Gain (Loss) Recognized in
	Other		Other
	Comprehensive		Comprehensive		Income Statement
	Income	Income	Income	Income	Classification
	(in thousands)		(in thousands)
Dervatives Designated as Hedging Instruments:
Net investment hedges:
Foreign exchange contracts	$(182)	$—	$—	$—	N/A

Dervatives Not Designated as Hedging Instruments:
Foreign exchange contracts	—	(650)	—	(17)	Interest and other income

Total Derivatives	$(182)	$(650)	$—	$(17)

The following table sets forth the gains and losses recognized on the Company’s derivative instruments for the six months ended July 31, 2013 and 2012.

	Six Months Ended July 31, 2013		Six Months Ended July 31, 2012
	Amount of Gain (Loss) Recognized in		Amount of Gain (Loss) Recognized in
	Other		Other
	Comprehensive		Comprehensive		Income Statement
	Income	Income	Income	Income	Classification
	(in thousands)		(in thousands)
Dervatives Designated as Hedging Instruments:
Net investment hedges:
Foreign exchange contracts	$289	$—	$—	$—	N/A

Dervatives Not Designated as Hedging Instruments:
Foreign exchange contracts	—	70	—	(17)	Interest and other income

Total Derivatives	$289	$70	$—	$(17)

NOTE 7 -  BUSINESS COMBINATIONS

The Company continued to implement its strategy of consolidating dealerships in desired market areas. Below is a summary of the acquisitions completed for the six months ended July 31, 2013. In certain of the business combination transactions the Company recognized goodwill. Factors contributing to the recognition of goodwill include an evaluation of future and historical financial performance, the value of the workforce acquired and proximity to other existing and future planned Company locations. Pro forma results are not presented as the acquisitions are not considered material, individually or in aggregate, to the Company. The results of operations have been included in the Company’s consolidated statements of operations since the date of each respective business combination.

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

As of January 31, 2013, the final valuation of the intangible assets acquired in the Toner’s, Inc. acquisition consummated on November 1, 2012 was not complete.  As a result, the recorded intangible asset values were based on provisional estimates of fair value.  The valuation of such assets was completed during the period ended April 30, 2013 and resulted in a $0.1 million decrease in the value of the distribution rights, a $0.2 million decrease in the value of customer relationships and a $0.3 million increase in the value of goodwill arising from the acquisition.  The comparative information as of January 31, 2013 was retrospectively adjusted to reflect the final values assigned to each of the intangible assets.

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

NOTE 8 -  SEGMENT INFORMATION AND OPERATING RESULTS

The Company owns and operates a network of full service agricultural and construction equipment stores in the United States and Europe. During the three months ended April 30, 2013, the Company determined that its International operations were a separate reportable segment. As of July 31, 2013, the Company has three reportable segments: Agriculture, Construction and International. The Company’s segments are organized based on types of products sold and geographic areas, as described in the following paragraphs. The operating results for each segment are reported separately to the Company’s senior management to make decisions regarding the allocation of resources, to assess the Company’s operating performance and to make strategic decisions.

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

The Company’s International segment sells, services, and rents machinery, and related parts and attachments, for uses ranging from large-scale farming and construction to home and garden use to customers in Eastern Europe. It also includes export sales of equipment and parts to customers outside of the United States.

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

Certain financial information for each of the Company’s business segments is set forth below. The financial information for the three and six months ended July 31, 2012 and as of January 31, 2013 has been reclassified for comparability with current year presentation.

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Revenue
Agriculture	$367,544	$314,091	$727,888	$667,671
Construction	97,946	95,268	180,787	176,876
International	39,870	19,609	67,600	25,539
Segment revenue	505,360	428,968	976,275	870,086
Eliminations	(17,180)	(18,897)	(46,421)	(38,292)
Total	$488,180	$410,071	$929,854	$831,794

Income (Loss) Before Income Taxes
Agriculture	$9,775	$9,990	$17,774	$24,712
Construction	(1,697)	628	(8,235)	248
International	107	410	(419)	7
Segment income (loss) before income taxes	8,185	11,028	9,120	24,967
Shared Resources	(1,113)	(1,751)	(2,351)	(2,503)
Eliminations	(516)	(495)	(1,210)	(1,332)
Income before income taxes	$6,556	$8,782	$5,559	$21,132

	July 31,	January 31,
	2013	2013
	(in thousands)
Total Assets
Agriculture	$940,480	$781,382
Construction	376,179	346,554
International	167,123	119,132
Segment assets	1,483,782	1,247,068
Shared Resources	156,822	199,849
Eliminations	(3,793)	(2,843)
Total	$1,636,811	$1,444,074

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

Our net income attributable to Titan Machinery Inc. common stockholders was $3.8 million, or $0.18 per diluted share, for the three months ended July 31, 2013, compared to $5.2 million, or $0.25 per diluted share, for the three months ended July 31, 2012. Significant factors impacting the quarterly comparisons were:

•                  Increase in revenue due to acquisitions and same-store sales growth in our Agriculture and International segments, partially offset by a decrease in same-store sales in our Construction segment;

•                  Increase in total gross profit due to an increase in revenue. Total gross profit margin remained relatively consistent at 17.1% for the second quarter of fiscal 2014, as compared to 17.2% for the second quarter of fiscal 2013, caused by positive effects of a change in gross profit mix and offset by decreases in the gross profit margin for equipment and rental and other; and

•                  Operating expenses as a percentage of total revenue increased to 14.4% for the three months ended July 31, 2013 compared to 13.8% for the three months ended July 31, 2012, primarily due to additional expenses associated with acquired stores and expanding our distribution network.

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

Same-store sales for any period represent sales by stores that were part of the Company for the entire comparable periods in the current and preceding fiscal years. We do not distinguish relocated or newly-expanded stores in this same-store analysis. Closed stores are excluded from the same-store analysis. Stores that do not meet the criteria for same-store classification are described as acquisition stores throughout the Results of Operations section in this Quarterly Report on Form 10-Q.

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
	(dollars in thousands)		(dollars in thousands)
Equipment
Revenue	$358,388	$306,170	$693,133	$628,698
Cost of revenue	329,083	279,284	632,906	571,369
Gross profit	$29,305	$26,886	$60,227	$57,329
Gross profit margin	8.2%	8.8%	8.7%	9.1%

Parts
Revenue	$70,633	$57,895	$133,470	$116,739
Cost of revenue	48,022	40,357	92,733	81,010
Gross profit	$22,611	$17,538	$40,737	$35,729
Gross profit margin	32.0%	30.3%	30.5%	30.6%

Service
Revenue	$39,872	$30,466	$71,870	$60,218
Cost of revenue	14,383	10,474	25,746	20,837
Gross profit	$25,489	$19,992	$46,124	$39,381
Gross profit margin	63.9%	65.6%	64.2%	65.4%

Rental and other
Revenue	$19,287	$15,540	$31,381	$26,139
Cost of revenue	13,150	9,592	20,979	17,805
Gross profit	$6,137	$5,948	$10,402	$8,334
Gross profit margin	31.8%	38.3%	33.1%	31.9%

The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012

Revenue
Equipment	73.4%	74.7%	74.5%	75.6%
Parts	14.5%	14.1%	14.4%	14.0%
Service	8.2%	7.4%	7.7%	7.2%
Rental and other	3.9%	3.8%	3.4%	3.2%
Total revenue	100.0%	100.0%	100.0%	100.0%

Total cost of revenue	82.9%	82.8%	83.1%	83.1%

Gross profit	17.1%	17.2%	16.9%	16.9%

Operating expenses	14.4%	13.8%	14.9%	13.4%

Income from operations	2.7%	3.4%	2.0%	3.5%

Other income (expense)	(1.4)%	(1.3)%	(1.4)%	(1.0)%

Income before income taxes	1.3%	2.1%	0.6%	2.5%

Provision for income taxes	(0.5)%	(0.8)%	(0.2)%	(1.0)%

Net income including noncontrolling interest	0.8%	1.3%	0.4%	1.5%

Less: Net income (loss) attributable to noncontrolling interest	0.0%	0.0%	0.0%	0.0%

Net income attributable to Titan Machinery Inc.	0.8%	1.3%	0.4%	1.5%

Three Months Ended July 31, 2013 Compared to Three Months Ended July 31, 2012

Consolidated Results

Revenue

	Three Months Ended July 31,			Percent
	2013	2012	Increase	Change
		(dollars in thousands)
Equipment	$358,388	$306,170	$52,218	17.1%
Parts	70,633	57,895	12,738	22.0%
Service	39,872	30,466	9,406	30.9%
Rental and other	19,287	15,540	3,747	24.1%

Total Revenue	$488,180	$410,071	$78,109	19.0%

The increase in revenue for the second quarter of fiscal 2014, as compared to the same period last year, was due to acquisitions contributing $39.1 million and same-store sales growth of $39.0 million, an increase of 9.6% over the prior year period. This revenue growth was across all revenue sources. Our Agriculture and International segments had growth in same-store sales over the second quarter of fiscal 2013, but our Construction segment had lower same-store sales compared to the second quarter of fiscal 2013, which was negatively impacted by continued difficult Construction industry conditions and operational challenges of underperforming Construction stores, especially those acquired in fiscal year 2013 and the first quarter of fiscal 2014.

Gross Profit

	Three Months Ended July 31,		Increase/	Percent
	2013	2012	(Decrease)	Change
		(dollars in thousands)
Gross Profit
Equipment	$29,305	$26,886	$2,419	9.0%
Parts	22,611	17,538	5,073	28.9%
Service	25,489	19,992	5,497	27.5%
Rental and other	6,137	5,948	189	3.2%

Total Gross Profit	$83,542	$70,364	$13,178	18.7%

Gross Profit Margin
Equipment	8.2%	8.8%	(0.6)%	(6.8)%
Parts	32.0%	30.3%	1.7%	5.6%
Service	63.9%	65.6%	(1.7)%	(2.6)%
Rental and other	31.8%	38.3%	(6.5)%	(17.0)%

Total Gross Profit Margin	17.1%	17.2%	(0.1)%	(0.6)%

Gross Profit Mix
Equipment	35.1%	38.2%	(3.1)%	(8.1)%
Parts	27.1%	24.9%	2.2%	8.8%
Service	30.5%	28.4%	2.1%	7.4%
Rental and other	7.3%	8.5%	(1.2)%	(14.1)%

Total Gross Profit Mix	100.0%	100.0%	0.0%	0.0%

The $13.2 million increase in gross profit for the second quarter of fiscal 2014, as compared to the same period last year, was primarily due to increased revenue. Acquisitions contributed $6.1 million to the increase in gross profit for the second quarter of fiscal 2014, while same-store gross profit contributed the remaining $7.1 million. Total gross profit margin remained relatively consistent at 17.1% for the second quarter of fiscal 2014, as compared to 17.2% for the second quarter of fiscal 2013, caused by the positive effects of a change in gross profit mix and offset by decreases in the gross profit margin for equipment and rental and other. Challenging agriculture conditions such as decreases in agricultural commodity prices and lower projected crop yields in the areas in which the Company operates, relative to crop yields in other parts of the United States, negatively impacted customer sentiment and resulted in a decrease in gross profit margin for equipment in the second quarter of fiscal 2014. The decrease in gross profit margin on rental and other is primarily due to a decrease in the dollar utilization of our rental fleet to 29.1% in the second quarter of fiscal 2014 from 30.3% in the same period last year.

Operating Expenses

	Three Months Ended July 31,			Percent
	2013	2012	Increase	Change
		(dollars in thousands)
Operating expenses	$70,145	$56,507	$13,638	24.1%
Operating expenses as a percentage of revenue	14.4%	13.8%	0.6%	4.3%

The $13.6 million increase in operating expenses, as compared to the same period last year, was primarily due to the additional costs associated with acquisitions, such as compensation, rent, travel and depreciation. As a percentage of total revenue, operating expenses increased to 14.4% for the second quarter of fiscal 2014 compared to 13.8% for the second quarter of fiscal 2013. The leveraging of fixed operating costs was negatively impacted by the Construction stores acquired in fiscal year 2013 and the first quarter of fiscal 2014 and other ongoing costs of building an expanded Construction and International distribution network in these two segments. The recently acquired Construction stores are currently operating at a much higher operating expense ratio than our average Construction store, as they are underperforming in regards to revenue levels in the markets in which they are located.

Other Income (Expense)

	Three Months Ended July 31,			Percent
	2013	2012	Increase	Change
		(dollars in thousands)
Interest and other income	$337	$119	$218	183.2%
Floorplan interest expense	(3,723)	(2,420)	1,303	53.8%
Other interest expense	(3,455)	(2,774)	681	24.5%

The increase in floorplan interest expense of $1.3 million and other interest expense of $0.7 million for the second quarter of fiscal 2014, as compared to the same period in the prior year, was primarily due to the increase in floorplan notes payable and long-term debt.

Provision For Income Taxes

	Three Months Ended July 31,			Percent
	2013	2012	Decrease	Change
		(dollars in thousands)
Provision for income taxes	$(2,589)	$(3,477)	$(888)	(25.5)%

Our effective tax rate remained relatively consistent at 39.5% for the second quarter of fiscal 2014 compared to 39.6% for the same period last year.

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

	Three Months Ended July 31,		Increase/	Percent
	2013	2012	(Decrease)	Change
		(dollars in thousands)
Revenue
Agriculture	$367,544	$314,091	$53,453	17.0%
Construction	97,946	95,268	2,678	2.8%
International	39,870	19,609	20,261	103.3%
Segment revenue	505,360	428,968	76,392	17.8%
Eliminations	(17,180)	(18,897)	1,717	9.1%
Total	$488,180	$410,071	$78,109	19.0%

Income (Loss) Before Income Taxes
Agriculture	$9,775	$9,990	$(215)	(2.2)%
Construction	(1,697)	628	(2,325)	(370.2)%
International	107	410	(303)	(73.9)%
Segment income (loss) before income taxes	8,185	11,028	(2,843)	(25.8)%
Shared Resources	(1,113)	(1,751)	638	36.4%
Eliminations	(516)	(495)	(21)	(4.2)%
Total	$6,556	$8,782	$(2,226)	(25.3)%

Agriculture

Agriculture segment revenue for the second quarter of fiscal 2014 increased 17.0% compared to the same period last year. The revenue increase was due to acquisitions and an Agriculture same-store sales increase of 12.0% over the second quarter of fiscal 2013.

Agriculture segment income before income taxes for the second quarter of fiscal 2014 decreased 2.2% compared to the same period last year, primarily caused by lower gross profit margin on equipment and an increase in floorplan interest expense resulting from higher floorplan notes payable, as compared to the same period in the prior year. Challenging agriculture conditions such as decreases in agricultural commodity prices and lower projected crop yields in the areas in which the Company operates, relative to crop yields in other parts of the United States, negatively impacted customer sentiment and resulted in a decrease in gross profit margin for equipment in the second quarter of fiscal 2014 as compared to the same period in the prior year. In the last half of fiscal 2014, we anticipate a challenging environment given lower commodity prices combined with lower projected crop yields in our Agriculture footprint, which may impact equipment revenue and equipment gross profit margins.

Construction

Construction segment revenue for the second quarter of fiscal 2014 increased 2.8% compared to the same period last year. The revenue increase was due to acquisitions, offset by a Construction same-store sales decrease of 6.1% over the second quarter of fiscal 2013. The decrease in same-store sales was caused by a decrease in equipment revenue, which was negatively impacted by the continued difficult Construction industry conditions and operational challenges of underperforming Construction stores, especially those acquired in fiscal 2013 and the first quarter of fiscal 2014.

Our Construction segment income (loss) before income taxes for the second quarter of fiscal 2014 decreased $2.3 million compared to the same period last year, primarily due to an increase in operating expenses and an increase in floorplan interest expense and other interest expense, resulting from higher floorplan notes payable and rental fleet debt, respectively, as compared to the same period in the prior year. The increase in operating expenses is due to our recently acquired Construction stores and other ongoing costs of building an expanded distribution network. The Construction stores acquired in fiscal 2013 and the first quarter of fiscal 2014 are currently operating at a much higher operating expense ratio than our average Construction store, as they are underperforming in regards to revenue levels in the markets in which they are located.

International

International segment revenue for the second quarter of fiscal 2014 increased $20.3 million compared to the same period last year, primarily due to acquisitions, new store openings and a same-store sale increase of 44.0%. Our International segment income before income taxes for the second quarter of fiscal 2014 decreased $0.3 million compared to the same period last year, primarily due to costs of building our recently expanded footprint in Eastern Europe.

Shared Resources/Eliminations

We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate these net expenses to our segments. Since these allocations are set early in the year, unallocated balances may occur.

Eliminations remove any inter-company revenue or income (loss) before income taxes residing in our segment results.

Six Months Ended July 31, 2013 Compared to Six Months Ended July 31, 2012

Consolidated Results

Revenue

	Six Months Ended July 31,			Percent
	2013	2012	Increase	Change
		(dollars in thousands)
Equipment	$693,133	$628,698	$64,435	10.2%
Parts	133,470	116,739	16,731	14.3%
Service	71,870	60,218	11,652	19.3%
Rental and other	31,381	26,139	5,242	20.1%

Total Revenue	$929,854	$831,794	$98,060	11.8%

The increase in revenue for the first six months 2014, as compared to the same period last year, was due to acquisitions contributing $86.6 million and same-store sales growth of $11.5 million, an increase of 1.4% over the prior year period.  This revenue growth was across all revenue sources. Our Agriculture and International segments had growth in same-store sales over the comparable period of the prior year, but our Construction segment had lower same-store sales compared to the first six months of fiscal 2013, which was negatively impacted by continued difficult Construction industry conditions and operational challenges of underperforming Construction stores, especially those acquired in fiscal 2013 and the first quarter of fiscal 2014.

Gross Profit

	Six Months Ended July 31,		Increase/	Percent
	2013	2012	(Decrease)	Change
		(dollars in thousands)
Gross Profit
Equipment	$60,227	$57,329	$2,898	5.1%
Parts	40,737	35,729	5,008	14.0%
Service	46,124	39,381	6,743	17.1%
Rental and other	10,402	8,334	2,068	24.8%

Total Gross Profit	$157,490	$140,773	$16,717	11.9%

Gross Profit Margin
Equipment	8.7%	9.1%	(0.4)%	(4.4)%
Parts	30.5%	30.6%	(0.1)%	(0.3)%
Service	64.2%	65.4%	(1.2)%	(1.8)%
Rental and other	33.1%	31.9%	1.2%	3.8%

Total Gross Profit Margin	16.9%	16.9%	0.0%	0.0%

Gross Profit Mix
Equipment	38.2%	40.7%	(2.5)%	(6.1)%
Parts	25.9%	25.4%	0.5%	2.0%
Service	29.3%	28.0%	1.3%	4.6%
Rental and other	6.6%	5.9%	0.7%	11.9%

Total Gross Profit Mix	100.0%	100.0%	0.0%	0.0%

The $16.7 million increase in gross profit for the first six months of fiscal 2014, as compared to the same period last year, was primarily due to increased revenue. Acquisitions contributed $13.5 million to the increase in gross profit for the first six months of fiscal 2014, while same-store gross profit contributed the remaining $3.2 million. Total gross profit margin remained consistent at 16.9% for both the first six months of fiscal 2014 and fiscal 2013, caused by the positive effects of a change in gross profit mix and offset by decreases in the gross profit margin for equipment. Challenging agriculture conditions such as the abnormally delayed spring weather, decreases in agricultural commodity prices and lower projected crop yields in the areas in which the Company operates, relative to crop yields in other parts of the United States, negatively impacted customer sentiment and resulted in a decrease in gross profit margin for equipment in the first six months of fiscal 2014 as compared to the same period last year. The gross profit margins on equipment were also negatively impacted by continued difficult Construction industry conditions and operational challenges of underperforming Construction stores, especially those acquired in fiscal 2013 and the first quarter of fiscal 2014. The dollar utilization of our rental fleet remained relatively consistent at 26.8% for the first six months of fiscal 2014 compared to 27.2% for the same period last year.

Operating Expenses

	Six Months Ended July 31,			Percent
	2013	2012	Increase	Change
		(dollars in thousands)
Operating expenses	$139,078	$111,363	$27,715	24.9%
Operating expenses as a percentage of revenue	14.9%	13.4%	1.5%	11.2%

The $27.7 million increase in operating expenses, as compared to the same period last year, was primarily due to the additional costs associated with acquisitions and expanding our distribution network, such as compensation, rent, travel and depreciation. As a percentage of total revenue, operating expenses increased to 14.9% for the first six months of fiscal 2014 compared to 13.4% for the first six months of fiscal 2013. The leveraging of fixed operating costs was negatively impacted by the Construction stores acquired in fiscal 2013 and the first quarter of fiscal 2014 and other ongoing costs of building an expanded Construction and International distribution network in these two segments. The recently acquired Construction stores are currently operating at a much higher operating expense ratio than our average Construction store, as they are underperforming in regards to revenue levels in the markets in which they are located.

Other Income (Expense)

	Six Months Ended July 31,			Percent
	2013	2012	Increase	Change
		(dollars in thousands)
Interest and other income	$934	$607	$327	53.9%
Floorplan interest expense	(7,165)	(5,318)	1,847	34.7%
Other interest expense	(6,622)	(3,567)	3,055	85.6%

The increase in floorplan interest expense of $1.8 million and other interest expense of $3.1 million for the first six months of fiscal 2014, as compared to the same period in the prior year, was primarily due to the increase in floorplan notes payable and long-term debt, including our Senior Convertible Notes issued in April 2012.

Provision For Income Taxes

	Six Months Ended July 31,			Percent
	2013	2012	Decrease	Change
		(dollars in thousands)
Provision for income taxes	$(2,195)	$(8,368)	$(6,173)	(73.8)%

Our effective tax rate remained relatively consistent at 39.5% for the first six months of fiscal 2014 compared to 39.6% for the same period last year.

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

	Six Months Ended July 31,		Increase/	Percent
	2013	2012	(Decrease)	Change
		(dollars in thousands)
Revenue
Agriculture	$727,888	$667,671	$60,217	9.0%
Construction	180,787	176,876	3,911	2.2%
International	67,600	25,539	42,061	164.7%
Segment revenue	976,275	870,086	106,189	12.2%
Eliminations	(46,421)	(38,292)	(8,129)	(21.2)%
Total	$929,854	$831,794	$98,060	11.8%

Income (Loss) Before Income Taxes
Agriculture	$17,774	$24,712	$(6,938)	(28.1)%
Construction	(8,235)	248	(8,483)	(3420.6)%
International	(419)	7	(426)	(6085.7)%
Segment income (loss) before income taxes	9,120	24,967	(15,847)	(63.5)%
Shared Resources	(2,351)	(2,503)	152	6.1%
Eliminations	(1,210)	(1,332)	122	9.2%
Total	$5,559	$21,132	$(15,573)	(73.7)%

Agriculture

Agriculture segment revenue for the first six months of fiscal 2014 increased 9.0% compared to the same period last year. The revenue increase was due to acquisitions and an Agriculture same-store sales increase of 2.2% over the first six months of 2013.

Agriculture segment income before income taxes for the first six months of fiscal 2014 decreased 28.1% compared to the same period last year, primarily caused by a decrease in the gross profit margin on equipment, additional operating expenses and an increase in floorplan interest expense, as compared to the same period in the prior year. Challenging agriculture conditions such as the abnormally delayed spring weather, decreases in agriculture commodity prices and lower projected crop yields in the areas in which the Company operates, relative to crop yields in other parts of the United States, negatively impacted customer sentiment and resulted in a decrease in gross profit margin for equipment in the first six months of fiscal 2014 as compared to the same period in the prior year. The additional operating expenses primarily relate to acquisition stores, compensation and occupancy costs. The increase in floorplan interest expense is due to higher floorplan notes payable balances than in the same period last year. In the last half of fiscal 2014, we anticipate a challenging environment given lower commodity prices combined with lower projected crop yields in our Agriculture footprint, which may impact equipment revenue and equipment gross profit margins.

Construction

Construction segment revenue for the first six months of fiscal 2014 increased 2.2% compared to the same period last year. The revenue increase was due to acquisitions, offset by a Construction same-store sales decrease of 7.7% over the first six months of fiscal 2013. The decrease in same-store sales was negatively impacted by continued difficult Construction industry conditions and operational challenges of underperforming Construction stores, especially those acquired in fiscal 2013 and the first quarter of fiscal 2014.

Our Construction segment income (loss) before income taxes for the first six months of fiscal 2014 decreased $8.5 million compared to the same period last year, primarily due to a decrease in the gross profit margin on equipment, increase in operating expenses and an increase in floorplan interest expense and other interest expense, resulting from higher floorplan notes payable and rental fleet debt, respectively, as compared to the same period in the prior year. Equipment gross profit margin has experienced compression due to the aforementioned challenging industry conditions and operational challenges that existed during the first six months of fiscal 2014. The increase in operating expenses is due to our recently acquired Construction stores and other ongoing costs of building an expanded distribution network. The Construction stores acquired in fiscal 2013 and the first quarter of fiscal 2014 are currently operating at a much higher operating expense ratio than our average Construction store, as they are underperforming in regards to revenue levels in the markets in which they are located.

International

International segment revenue for the first six months of fiscal 2014 increased $42.1 million compared to the same period last year, primarily due to acquisitions, new store openings and an 86.7% increase in same-store sales. Our International segment income (loss) before income taxes for the first six months of fiscal 2014 decreased $0.4 million compared to the same period last year, primarily due to costs of building our recently expanded footprint in Eastern Europe.

Shared Resources/Eliminations

We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate these net expenses to our segments. Since these allocations are set early in the year, unallocated balances may occur.

Eliminations remove any inter-company revenue or income (loss) before income taxes residing in our segment results.

Liquidity and Capital Resources

Cash Flow Used For Operating Activities

For the six months ended July 31, 2013, cash used for operating activities was $48.5 million. Our cash used for operating activities was primarily the result of an increase in net cash for inventories of $218.6 million. This amount was principally offset by an increase in floorplan notes payable of $140.9 million, our reported net income including noncontrolling interest of $3.4 million, an add-back of non-cash depreciation and amortization of $13.3 million a net decrease in receivables, prepaid expenses and other assets of $25.3 million. The increase in net cash for inventories primarily reflects lower than expected equipment sales in the six months ended July 31, 2013, new equipment stocking to support our seasonally higher sales in the last half of the fiscal year and the building of inventory to support our expanded International operations. We evaluate our cash flow from operating activities net of all floorplan activity. Taking this adjustment into account, our non-GAAP cash flow used for operating activities was $27.0 million and $33.2 million for the six months ended July 31, 2013 and 2012, respectively. For reconciliation of this non-GAAP financial measure, please see the Non-GAAP Cash Flow Reconciliation below.

For the six months ended July 31, 2012, cash used for operating activities was $93.3 million. Our cash used for operating activities was primarily the result of an increase in net cash for inventories of $189.4 million and a net decrease in accounts payable, customer deposits, accrued expenses and other long-term liabilities of $44.8 million. This amount was principally offset by an increase in floorplan notes payable of $93.4 million, our reported net income including noncontrolling interest of $12.8 million, an add-back of non-cash depreciation and amortization of $10.2 million and a net decrease in receivables, prepaid expenses and other assets of $17.7 million. The increase in net cash for inventories primarily reflected new equipment stocking to support forecasted equipment sales.

Cash Flow Used For Investing Activities

For the six months ended July 31, 2013, cash used for investing activities was $16.7 million. Our cash flow used for investing activities primarily consisted of property and equipment purchases (excluding rental fleet) of $12.5 million and purchases of equipment dealerships (net of cash purchased) of $4.8 million.

For the six months ended July 31, 2012, cash used for investing activities was $39.5 million. Our cash used for investing activities primarily consisted of purchases of equipment dealerships (net of cash purchased) of $16.2 million, purchases of rental fleet of $16.5 million and purchases of property and equipment (excluding rental fleet) of $7.7 million.

Cash Flow Provided By Financing Activities

For the six months ended July 31, 2013, cash provided by financing activities was $43.3 million. Our cash flow provided by financing activities was primarily the result of an increase in non-manufacturer floorplan notes payable of $21.5 million and proceeds from long-term debt exceeding principal payments on long-term debt by $22.0 million.

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

		Adjustment	Adjustment	Non-GAAP
	As Reported	(1)	(2)	Measures
	(in thousands)
Six months ended July 31, 2013:
Net cash provided by (used for) operating activities	$(48,481)	$21,517	$—	$(26,964)
Net cash provided by (used for) financing activities	43,329	(21,517)	—	21,812

Six months ended July 31, 2012:
Net cash provided by (used for) operating activities	$(93,348)	$55,037	$5,066	$(33,245)
Net cash provided by financing activities	180,191	(55,037)	(5,066)	120,088

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

Interest Rate Risk: Exposure to changes in interest rates results from borrowing activities used to fund operations. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. We have both fixed and floating rate financing. Some of our floating rate credit facilities contain minimum rates of interest to be charged. Based upon balances and interest rates as of July 31, 2013, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $4.9 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $4.9 million. At July 31, 2013, we had variable rate floorplan notes payable of $851.2 million, of which approximately $450.4 million was interest-bearing, variable notes payable and long-term debt of $40.1 million, and fixed rate notes payable and long-term debt of $59.1 million.

Foreign Currency Exchange Rate Risk:  Foreign currency exposures arise as the result of our foreign operations. The Company is exposed to foreign currency exchange rate risk, as our net investment in our foreign operations is exposed to changes in foreign currency exchange rates. In addition, the Company is exposed to the translation of foreign currency earnings to the U.S. dollar, whereby the results of our operations and cash flows may be adversely impacted by fluctuating foreign currency exchange rates. The Company is also exposed to foreign currency transaction risk as the result of certain intercompany financing transactions. The Company attempts to manage its foreign currency exchange rate risk through the use of derivative financial instruments, primarily foreign exchange forward contracts. Based upon balances and exchange rates as of July 31, 2013, holding other variables constant, we believe that a hypothetical 10% increase or decrease in foreign exchange rates would not have a material impact on our results of operations or cash flows.

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

Dated: September 5, 2013
TITAN MACHINERY INC.
.

	By	/s/ Mark P. Kalvoda
Mark P. Kalvoda
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

TITAN MACHINERY INC.

FORM 10-Q

Exhibit No.	Description
10.1*	Fiscal 2014 Compensation Arrangement for the Chief Financial Officer+

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101

Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended July 31, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

*Filed herewith

** Furnished herewith

+ Management compensatory plan or arrangement