Form 10-Q
period 2013-10-31
Titan Machinery Inc.
filed 2013-12-05
CIK 1409171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

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

The number of shares outstanding of the registrant’s common stock as of November 30, 2013 was: Common Stock, $0.00001 par value, 21,263,137 shares.

TITAN MACHINERY INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. — FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

TITAN MACHINERY INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)

	October 31,	January 31,
	2013	2013
ASSETS

CURRENT ASSETS
Cash	$113,368	$124,360
Receivables, net	110,981	121,786
Inventories	1,175,665	929,216
Prepaid expenses and other	25,893	8,178
Income taxes receivable	2,859	503
Deferred income taxes	8,611	8,357

Total current assets	1,437,377	1,192,400

INTANGIBLES AND OTHER ASSETS
Noncurrent inventories	5,871	3,507
Goodwill	30,997	30,903
Intangible assets, net of accumulated amortization	13,873	14,089
Other	6,960	8,534
Total intangibles and other assets	57,701	57,033

PROPERTY AND EQUIPMENT, net of accumulated depreciation	235,852	194,641

TOTAL ASSETS	$1,730,930	$1,444,074

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$34,289	$28,282
Floorplan notes payable	937,218	689,410
Current maturities of long-term debt	9,926	10,568
Customer deposits	27,991	46,775
Accrued expenses	44,036	29,590
Income taxes payable	153	310

Total current liabilities	1,053,613	804,935

LONG-TERM LIABILITIES
Senior convertible notes	128,059	125,666
Long-term debt, less current maturities	85,658	56,592
Deferred income taxes	46,909	47,411
Other long-term liabilities	6,445	9,551

Total long-term liabilities	267,071	239,220

STOCKHOLDERS’ EQUITY
Common stock, par value $.00001 per share, 45,000 shares authorized; 21,263 shares issued and outstanding at October 31, 2013; 21,092 shares issued and outstanding at January 31, 2013	—	—
Additional paid-in-capital	238,331	236,521
Retained earnings	169,968	160,724
Accumulated other comprehensive loss	(915)	(735)
Total Titan Machinery Inc. stockholders’ equity	407,384	396,510
Noncontrolling interest	2,862	3,409
Total stockholders’ equity	410,246	399,919

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,730,930	$1,444,074

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012

REVENUE
Equipment	$441,752	$456,168	$1,134,885	$1,084,866
Parts	80,903	72,101	214,373	188,840
Service	40,646	33,365	112,516	93,583
Rental and other	24,660	20,478	56,041	46,617
TOTAL REVENUE	587,961	582,112	1,517,815	1,413,906

COST OF REVENUE
Equipment	406,867	414,028	1,039,773	985,397
Parts	55,419	49,266	148,152	130,276
Service	14,453	11,611	40,199	32,448
Rental and other	17,616	13,148	38,595	30,953
TOTAL COST OF REVENUE	494,355	488,053	1,266,719	1,179,074

GROSS PROFIT	93,606	94,059	251,096	234,832

OPERATING EXPENSES	75,005	63,950	214,083	175,313

INCOME FROM OPERATIONS	18,601	30,109	37,013	59,519

OTHER INCOME (EXPENSE)
Interest income and other income (expense)	(260)	258	674	865
Floorplan interest expense	(4,779)	(3,704)	(11,944)	(9,022)
Other interest expense	(3,493)	(2,886)	(10,115)	(6,453)

INCOME BEFORE INCOME TAXES	10,069	23,777	15,628	44,909

PROVISION FOR INCOME TAXES	(4,311)	(9,418)	(6,506)	(17,786)

NET INCOME INCLUDING NONCONTROLLING INTEREST	$5,758	$14,359	$9,122	$27,123

LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	(67)	298	(122)	256

NET INCOME ATTRIBUTABLE TO TITAN MACHINERY INC.	$5,825	$14,061	$9,244	$26,867

EARNINGS PER SHARE - NOTE 1

EARNINGS PER SHARE - BASIC	$0.27	$0.67	$0.44	$1.28
EARNINGS PER SHARE - DILUTED	$0.27	$0.66	$0.43	$1.27

WEIGHTED AVERAGE COMMON SHARES - BASIC	20,901	20,814	20,879	20,773
WEIGHTED AVERAGE COMMON SHARES - DILUTED	21,031	20,988	21,029	20,982

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012

NET INCOME INCLUDING NONCONTROLLING INTEREST	$5,758	$14,359	$9,122	$27,123

OTHER COMPREHENSIVE INCOME (LOSS)

Foreign currency translation adjustments	1,618	403	791	(533)
Unrealized loss on interest rate hedge derivative instruments (net of tax of ($519) for the three and nine months ended October 31, 2013)	(780)	—	(780)	—
Unrealized gain (loss) on net investment hedge derivative instruments (net of tax of ($177) and ($82) for the three months ended October 31, 2013 and 2012, respectively, and $15 and ($82) for the nine months ended October 31, 2013 and 2012, respectively)	(266)	(129)	23	(129)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	572	274	34	(662)

COMPREHENSIVE INCOME	6,330	14,633	9,156	26,461

LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	345	309	92	155

COMPREHENSIVE INCOME ATTRIBUTABLE TO TITAN MACHINERY INC.	$5,985	$14,324	$9,064	$26,306

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

					Accumulated Other Comprehensive Loss
						Unrealized	Unrealized
					Foreign	Gains (Losses)	Losses		Total Titan
	Common Stock		Additional		Currency	on Net	on Cash		Machinery Inc.		Total
	Shares		Paid-In	Retained	Translation	Investment	Flow		Stockholders’	Noncontrolling	Stockholders’
	Outstanding	Amount	Capital	Earnings	Adjustments	Hedges	Hedges	Total	Equity	Interest	Equity

BALANCE, JANUARY 31, 2012	20,911	$—	$218,156	$118,251	$(70)	$—	$—	$(70)	$336,337	$1,002	$337,339

Senior convertible notes offering	—	—	15,501	—	—	—	—	—	15,501	—	15,501
Common stock issued on grant of restricted stock, exercise of stock options and warrants, and tax benefits of equity awards	136	—	1,055	—	—	—	—	—	1,055	—	1,055
Issuance of subsidiary shares to noncontrolling interest holders	—	—	—	—	—	—	—	—	—	2,464	2,464
Stock-based compensation expense	—	—	1,180	—	—	—	—	—	1,180	—	1,180
Comprehensive income (loss):
Net income	—	—	—	26,867	—	—	—	—	26,867	256	27,123
Other comprehensive loss	—	—	—	—	(432)	(129)	—	(561)	(561)	(101)	(662)
Total comprehensive income	—	—	—	—	—	—	—	—	26,306	155	26,461

BALANCE, OCTOBER 31, 2012	21,047	$—	$235,892	$145,118	$(502)	$(129)	$—	$(631)	$380,379	$3,621	$384,000

BALANCE, JANUARY 31, 2013	21,092	$—	$236,521	$160,724	$(227)	$(508)	$—	$(735)	$396,510	$3,409	$399,919

Common stock issued on grant of restricted stock, exercise of stock options and warrants, and tax benefits of equity awards	149	—	261	—	—	—	—	—	261	—	261
Stock-based compensation expense	—	—	1,598	—	—	—	—	—	1,598	—	1,598
Other	22	—	(49)	—	—	—	—	—	(49)	(639)	(688)
Comprehensive income (loss):
Net income (loss)	—	—	—	9,244	—	—	—	—	9,244	(122)	9,122
Other comprehensive income (loss)	—	—	—	—	577	23	(780)	(180)	(180)	214	34
Total comprehensive income	—	—	—	—	—	—	—	—	9,064	92	9,156

BALANCE, OCTOBER 31, 2013	21,263	$—	$238,331	$169,968	$350	$(485)	$(780)	$(915)	$407,384	$2,862	$410,246

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended October 31,
	2013	2012

OPERATING ACTIVITIES
Net income including noncontrolling interest	$9,122	$27,123
Adjustments to reconcile net income including noncontrolling interest to net cash used for operating activities
Depreciation and amortization	23,148	17,518
Deferred income taxes	(231)	8
Stock-based compensation expense	1,598	1,180
Noncash interest expense	3,394	2,339
Other, net	(996)	(543)
Changes in assets and liabilities, net of purchase of equipment dealerships assets and assumption of liabilities
Receivables, prepaid expenses and other assets	1,545	(13,813)
Inventories	(287,380)	(297,868)
Floorplan notes payable	151,131	103,000
Accounts payable, customer deposits, accrued expenses and other long-term liabilities	(6,171)	(19,775)
Income taxes	(2,515)	8,158

NET CASH USED FOR OPERATING ACTIVITIES	(107,355)	(172,673)

INVESTING ACTIVITIES
Rental fleet purchases	(783)	(15,014)
Property and equipment purchases (excluding rental fleet)	(15,792)	(20,724)
Net proceeds from sale of property and equipment	10,597	4,022
Purchase of equipment dealerships, net of cash purchased	(4,848)	(16,175)
Other, net	(142)	9

NET CASH USED FOR INVESTING ACTIVITIES	(10,968)	(47,882)

FINANCING ACTIVITIES
Proceeds from senior convertible notes offering, net of direct issuance costs of $4,753 for the nine months ended October 31, 2012	—	145,247
Net change in non-manufacturer floorplan notes payable	95,330	118,655
Proceeds from long-term debt borrowings	61,684	94,736
Principal payments on long-term debt	(49,450)	(103,591)
Proceeds from sale of subsidiary shares to noncontrolling interest holders	—	2,464
Other, net	(194)	(194)

NET CASH PROVIDED BY FINANCING ACTIVITIES	107,370	257,317

EFFECT OF EXCHANGE RATE CHANGES ON CASH EQUIVALENTS	(39)	(936)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(10,992)	35,826

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	124,360	79,842

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$113,368	$115,668

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) — Page 2

(in thousands)

	Nine Months Ended October 31,
	2013	2012

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period
Income taxes, net of refunds	$9,124	$9,217

Interest	$16,981	$9,865

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Net property and equipment financed with long-term debt, accounts payable and accrued liabilities	$18,636	$26,153

Net transfer of assets to property and equipment from inventories	$43,815	$15,374

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 -      BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The quarterly operating results for Titan Machinery Inc. (the “Company”) are subject to fluctuation due to varying weather patterns, which may impact the timing and amount of equipment purchases, rentals, and after-sales parts and service purchases by the Company’s Agriculture, Construction and International customers. Therefore, operating results for the nine-month period ended October 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2014. The information contained in the balance sheet as of January 31, 2013 was derived from the audited financial statements for the Company for the year then ended. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended January 31, 2013 as filed with the SEC.

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

The Company had outstanding foreign currency forward contracts recorded at fair value in the consolidated balance sheet in the amounts of $0.3 million included in prepaid expenses and other as of October 31, 2013, and $0.1 million included in accrued expenses as of January 31, 2013. In addition, as of October 31, 2013, the Company had an interest rate swap instrument recorded at fair value on the consolidated balance sheet as accrued expenses in the amount of $1.3 million. In all instances, fair value was estimated based on Level 2 inputs which include observable, market-based pricing components.

The carrying value of long-term debt approximates fair value as of October 31, 2013 and January 31, 2013. Fair value was estimated based upon current borrowing rates with similar maturities, which are Level 2 fair value inputs. The fair value of senior convertible notes was approximately $132.3 million and $152.8 million as of October 31, 2013 and January 31, 2013, respectively. The face value of senior convertible notes was $150.0 million as of October 31, 2013 and January 31, 2013. The carrying value of senior convertible notes was approximately $128.1 million and $125.7 million as of October 31, 2013 and January 31, 2013, respectively. The difference between the face value and the carrying value of these notes is the result of the allocation between the debt and equity components. Fair value of the senior convertible notes was estimated based on Level 2 fair value inputs.

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

Diluted EPS were computed by dividing net income attributable to Titan Machinery Inc. after allocation of income to participating securities by the weighted-average shares of common stock outstanding after adjusting for potential dilution related to the conversion of all dilutive securities into common stock. All potentially dilutive securities were included in the computation of diluted EPS. There were approximately 99,000 and 99,000 stock options outstanding that were excluded from the computation of diluted EPS for the three and nine months ended October 31, 2013, respectively, because they were anti-dilutive. There were approximately 99,000 and 10,000 stock options outstanding that were excluded from the computation of diluted EPS for the three and nine months ended October 31, 2012, respectively, because they were anti-dilutive. None of the approximately 3,474,000 shares underlying the Company’s senior convertible notes were included in the computation of diluted EPS because the Company’s average stock price was less than the conversion price of $43.17.

The following table sets forth the calculation of basic and diluted EPS:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
	(in thousands, except per share data)		(in thousands, except per share data)
Numerator
Net income attributable to Titan Machinery Inc.	$5,825	$14,061	$9,244	$26,867
Less: Net income allocated to participating securities	(97)	(150)	(132)	(270)
Net income attributable to Titan Machinery Inc. common stockholders	$5,728	$13,911	$9,112	$26,597

Denominator
Basic weighted-average common shares outstanding	20,901	20,814	20,879	20,773
Plus: Incremental shares from assumed conversions of stock options and warrants	130	174	150	209
Diluted weighted-average common shares outstanding	21,031	20,988	21,029	20,982

Earnings per share - basic	$0.27	$0.67	$0.44	$1.28

Earnings per share - diluted	$0.27	$0.66	$0.43	$1.27

NOTE 2 -      INVENTORIES

	October 31,	January 31,
	2013	2013
	(in thousands)
New equipment	$758,003	$542,180
Used equipment	283,553	275,626
Parts and attachments	121,492	103,456
Work in process	12,617	7,954

	$1,175,665	$929,216

In addition to the above amounts, the Company has estimated that a portion of its parts inventory will not be sold in the next year. Accordingly, these balances have been classified as noncurrent assets.

NOTE 3 -      PROPERTY AND EQUIPMENT

	October 31,	January 31,
	2013	2013
	(in thousands)
Rental fleet equipment	$149,396	$105,681
Machinery and equipment	24,182	21,086
Vehicles	43,645	38,742
Furniture and fixtures	35,048	27,766
Land, buildings, and leasehold improvements	60,390	56,845

	312,661	250,120
Less accumulated depreciation	(76,809)	(55,479)

	$235,852	$194,641

NOTE 4 -      LINES OF CREDIT / FLOORPLAN NOTES PAYABLE

Working Capital Line of Credit

As of October 31, 2013, the Company had a $75.0 million working capital line of credit under an amended and restated credit agreement with a group of banks led by Wells Fargo Bank, National Association (“Wells Fargo”). The Company had $42.4 million and $7.1 million outstanding on its working capital line of credit as of October 31, 2013 and January 31, 2013, respectively. Amounts outstanding are recorded as long-term debt, within long-term liabilities on the consolidated balance sheets, as the Company does not have an obligation to repay amounts borrowed within one year.

Floorplan Lines of Credit

As of October 31, 2013, the Company had discretionary floorplan lines of credit for equipment inventory purchases totaling approximately $1.05 billion with various lending institutions, including $375.0 million under the aforementioned credit agreement with Wells Fargo, a $450.0 million credit agreement with CNH Capital America LLC (“CNH Capital”) and a $225.0 million credit agreement with Agricredit Acceptance LLC. Floorplan notes payable relating to these credit agreements totaled approximately $802.6 million of the total floorplan notes payable balance of $937.2 million outstanding as of October 31, 2013 and $629.8 million of the total floorplan notes payable balance of $689.4 million outstanding as of January 31, 2013. As of October 31, 2013, the Company had approximately $160.1 million in available borrowings remaining under these lines of credit (net of adjustments based on borrowing base calculations and standby letters of credit under the aforementioned Wells Fargo credit agreement, and rental fleet financing and other acquisition-related financing arrangements under the CNH Capital credit agreement). These floorplan notes carried various interest rates primarily ranging from 2.79% to 7.25% as of October 31, 2013, subject to interest-free periods offered by CNH Capital. As of October 31, 2013, the Company was in compliance with all floorplan financial covenants.

NOTE 5 -      SENIOR CONVERTIBLE NOTES

The Company’s 3.75% Senior Convertible Notes issued on April 24, 2012 (“Convertible Notes”) consisted of the following:

	October 31,	January 31,
	2013	2013
	(in thousands except conversion
	rate and conversion price)
Principal value	$150,000	$150,000
Unamortized debt discount	(21,941)	(24,334)
Carrying value of senior convertible notes	$128,059	$125,666

Carrying value of equity component, net of deferred taxes	$15,546	$15,546

Conversion rate (shares of common stock per $1,000 principal amount of notes)	23.1626	23.1626
Conversion price (per share of common stock)	$43.17	$43.17

As of October 31, 2013, the unamortized debt discount will be amortized over a remaining period of approximately six years. As of October 31, 2013 and January 31, 2013, the if-converted value of the Senior Convertible Notes does not exceed the principal balance.

For the nine months ended October 31, 2013, the Company recognized coupon interest expense of $4.2 million, and non-cash interest expense of $2.4 million related to the amortization of the debt discount and $0.4 million related to the amortization of the liability-allocated transaction costs. For the nine months ended October 31, 2012, the Company recognized coupon interest expense of $2.9 million, and non-cash interest expense of $1.6 million related to the amortization of the debt discount and $0.2 million related to the amortization of the liability-allocated transaction costs. The effective interest rate of the liability component was equal to 7.00% for the period ended October 31, 2013.

NOTE 6 -      DERIVATIVE INSTRUMENTS

The Company holds derivative instruments for the purpose of minimizing exposure to fluctuations in foreign currency exchange rates to which the Company is exposed in the normal course of its operations.

Cash Flow Hedges

On October 9, 2013, the Company entered into a forward-starting interest rate swap instrument which has a notional amount of $100.0 million dollars, an effective date of September 30, 2014 and a maturity date of September 30, 2018. The objective of the instrument is to, beginning on September 30, 2014, protect the Company from changes in benchmark interest rates to which the Company is exposed through certain of its variable interest rate credit facilities. The instrument provides for a fixed interest rate of 1.901% up to the maturity date.

The instrument has been designated as a cash flow hedging instrument and accordingly changes in the effective portion of the fair value of the instrument are recorded in other comprehensive income and only reclassified into earnings in the period in which the related hedged item affects earnings or the anticipated underlying hedged transactions are no longer probable of occurring. Any hedge ineffectiveness is recognized in earnings immediately.

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

The notional amount of outstanding foreign currency forward contracts designated as net investment hedges was approximately $23.4 million as of October 31, 2013. There were no foreign currency forward contracts designated as net investment hedges outstanding as of January 31, 2013.

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

The notional amount of outstanding foreign currency forward contracts not designated as hedging instruments was approximately $48.8 million and $4.0 million as of October 31, 2013 and January 31, 2013, respectively.

The following table sets forth the fair value of the Company’s outstanding derivative instruments.

	Fair Value as of:		Balance
	October 31,	January 31,	Sheet
	2013	2013	Location
	(in thousands)

Asset Derivatives:
Derivatives designated as hedging instruments:
Net investment hedges:
Foreign exchange contract	$117	$—	Prepaid expenses and other

Derivatives not designated as hedging instruments:
Foreign exchange contracts	155	—	Prepaid expenses and other

Total Asset Derivatives	$272	$—

Liability Derivatives:
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate swap	$1,299	$—	Accrued expenses
Net investment hedges:
Foreign exchange contract	—	86	Accrued expenses

Total Liability Derivatives	$1,299	$86

The following table sets forth the gains and losses recognized on the Company’s derivative instruments for the three months ended October 31, 2013 and 2012:

	Three Months Ended October 31, 2013		Three Months Ended October 31, 2012
	Amount of Gain (Loss) Recognized in		Amount of Gain (Loss) Recognized in
	Other		Other
	Comprehensive		Comprehensive		Income Statement
	Income	Income	Income	Income	Classification
	(in thousands)		(in thousands)

Dervatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate swap	$(1,299)	$—	$—	$—	N/A

Net investment hedges:
Foreign exchange contracts	(443)	—	(211)	—	N/A

Dervatives Not Designated as Hedging Instruments:
Foreign exchange contracts	—	(851)	—	(397)	Interest and other income

Total Derivatives	$(1,742)	$(851)	$(211)	$(397)

The following table sets forth the gains and losses recognized on the Company’s derivative instruments for the nine months ended October 31, 2013 and 2012.

	Nine Months Ended October 31, 2013		Nine Months Ended October 31, 2012
	Amount of Gain (Loss) Recognized in		Amount of Gain (Loss) Recognized in
	Other		Other
	Comprehensive		Comprehensive		Income Statement
	Income	Income	Income	Income	Classification
	(in thousands)		(in thousands)
Dervatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate swap	$(1,299)	$—	$—	$—	N/A

Net investment hedges:
Foreign exchange contracts	38	—	(211)	—	N/A

Dervatives Not Designated as Hedging Instruments:
Foreign exchange contracts	—	(781)	—	(380)	Interest and other income

Total Derivatives	$(1,261)	$(781)	$(211)	$(380)

NOTE 7 -      BUSINESS COMBINATIONS

The Company continued to implement its strategy of consolidating dealerships in desired market areas. Below is a summary of the acquisitions completed for the nine months ended October 31, 2013. In certain of the business combination transactions the Company recognized goodwill. Factors contributing to the recognition of goodwill include an evaluation of future and historical financial performance, the value of the workforce acquired and proximity to other existing and future planned Company locations. Pro forma results are not presented as the acquisitions are not considered material, individually or in aggregate, to the Company. The results of operations have been included in the Company’s consolidated statements of operations since the date of each respective business combination.

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

NOTE 8 -      SEGMENT INFORMATION AND OPERATING RESULTS

The Company owns and operates a network of full service agricultural and construction equipment stores in the United States and Europe. During the three months ended April 30, 2013, the Company determined that its International operations were a separate reportable segment. Thus, the financial information for the three and nine months ended October 31, 2012 and as of January 31, 2013 has been reclassified for comparability with current year presentation. As of October 31, 2013, the Company has three reportable segments: Agriculture, Construction and International. The Company’s segments are organized based on types of products sold and geographic areas, as described in the following paragraphs. The operating results for each segment are reported separately to the Company’s senior management to make decisions regarding the allocation of resources, to assess the Company’s operating performance and to make strategic decisions.

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

Certain financial information for each of the Company’s business segments is set forth below.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Revenue
Agriculture	$459,005	$478,722	$1,186,893	$1,146,393
Construction	109,850	94,852	290,637	271,728
International	40,255	28,217	107,855	53,756
Segment revenue	609,110	601,791	1,585,385	1,471,877
Eliminations	(21,149)	(19,679)	(67,570)	(57,971)
Total	$587,961	$582,112	$1,517,815	$1,413,906

Income (Loss) Before Income Taxes
Agriculture	$16,677	$24,855	$34,451	$49,567
Construction	(3,407)	520	(11,642)	768
International	(1,022)	1,396	(1,441)	1,403
Segment income (loss) before income taxes	12,248	26,771	21,368	51,738
Shared Resources	(2,424)	(2,340)	(4,775)	(4,843)
Eliminations	245	(654)	(965)	(1,986)
Income before income taxes	$10,069	$23,777	$15,628	$44,909

	October 31,	January 31,
	2013	2013
	(in thousands)
Total Assets
Agriculture	$981,026	$781,382
Construction	355,360	346,554
International	199,935	119,132
Segment assets	1,536,321	1,247,068
Shared Resources	198,235	199,849
Eliminations	(3,626)	(2,843)
Total	$1,730,930	$1,444,074

NOTE 9 -      SUBSEQUENT EVENTS

In November 2013, the Company modified its credit facility with Wells Fargo to increase its working capital line of credit from $75.0 million to $112.5 million, decrease its floorplan line of credit from $375.0 million to $350.0 million, extend the expiration date of the agreement from March 30, 2016 to August 31, 2018, and adjust certain financial covenants. Other terms of the agreement did not materially change.

The Company plans to close two Construction stores prior to January 31, 2014. The store in Big Sky, Montana and one of the stores in Billings, Montana will be merged with the Company’s nearby Construction stores. The Company expects the primary cost of closing these locations to be estimated lease termination costs, and will record a liability for the net present value of any remaining lease obligations, net of estimated sublease income, at the date we cease using the property, in accordance with Accounting Standards Codification 420, Exit or Disposal Cost Obligations. We expect the accrual of these costs to be approximately $0.5 million.

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

Critical Accounting Policies and Estimates

There have been no material changes in our Critical Accounting Policies and Estimates, as disclosed in our Annual Report on Form 10-K for the year ended January 31, 2013, except as noted below.

Goodwill and Indefinite-Lived Intangible Assets

We currently have $6.4 million of goodwill and $2.8 million of indefinite-lived distribution rights recorded on our balance sheet related to reporting units within our Construction and International segments. Both of these segments generated pretax losses in the fourth quarter of fiscal 2013 and for the nine months ended October 31, 2013, due to the various factors described in the following Results of Operations section in this Form 10-Q. If pretax income (loss) of the respective reporting units does not improve in accordance with our projections, the reductions in anticipated cash flows from these reporting units may indicate that the fair value is less than the book value, resulting in an impairment of some or all of the related goodwill and indefinite-lived distribution rights, along with a corresponding non-cash charge against earnings.

Overview

We own and operate a network of full service agricultural and construction equipment stores in the United States and Europe. Based upon information provided to us by CNH Industrial N.V. or its U.S. subsidiary CNH America, LLC, we are the largest retail dealer of Case IH Agriculture equipment in the world, the largest retail dealer of Case Construction equipment in North America and a major retail dealer of New Holland Agriculture and New Holland Construction equipment in the U.S. We operate our business through three reportable segments, Agriculture, Construction and International. Within each segment, we have four principal sources of revenue: new and used equipment sales, parts sales, service, and equipment rental and other activities.

Our net income attributable to Titan Machinery Inc. common stockholders was $5.7 million, or $0.27 per diluted share, for the three months ended October 31, 2013, compared to $13.9 million, or $0.66 per diluted share, for the three months ended October 31, 2012. Significant factors impacting the quarterly comparisons were:

•                  Revenue remained relatively consistent for the third quarter of fiscal 2014, as compared to the third quarter last year, reflecting increase in revenue due to acquisitions, primarily offset by a decrease in same-store sales in our Agriculture segment;

•                  Total gross profit decreased primarily due to a decrease in gross profit margin on equipment in our Agriculture and Construction segments and rental and other in our Construction segment. Total gross profit margin decreased to 15.9% for the third quarter of fiscal 2014, as compared to 16.2% for the third quarter of fiscal 2013, primarily caused by decreases in the gross profit margin on equipment and rental and other, and offset by the positive effects of a change in gross profit mix to our higher-margin parts and service business;

•                  Operating expenses as a percentage of total revenue increased to 12.7% for the third quarter of fiscal 2014 compared to 11.0% for the third quarter of fiscal 2013, primarily due to a decrease in same-store sales and additional expenses associated with acquired stores and expanding our distribution network; and

•                  Floorplan interest expense increased primarily due to the increase in floorplan notes payable, as compared to the third quarter last year.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
	(dollars in thousands)		(dollars in thousands)
Equipment
Revenue	$441,752	$456,168	$1,134,885	$1,084,866
Cost of revenue	406,867	414,028	1,039,773	985,397
Gross profit	$34,885	$42,140	$95,112	$99,469
Gross profit margin	7.9%	9.2%	8.4%	9.2%

Parts
Revenue	$80,903	$72,101	$214,373	$188,840
Cost of revenue	55,419	49,266	148,152	130,276
Gross profit	$25,484	$22,835	$66,221	$58,564
Gross profit margin	31.5%	31.7%	30.9%	31.0%

Service
Revenue	$40,646	$33,365	$112,516	$93,583
Cost of revenue	14,453	11,611	40,199	32,448
Gross profit	$26,193	$21,754	$72,317	$61,135
Gross profit margin	64.4%	65.2%	64.3%	65.3%

Rental and other
Revenue	$24,660	$20,478	$56,041	$46,617
Cost of revenue	17,616	13,148	38,595	30,953
Gross profit	$7,044	$7,330	$17,446	$15,664
Gross profit margin	28.6%	35.8%	31.1%	33.6%

The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012

Revenue
Equipment	75.1%	78.4%	74.8%	76.7%
Parts	13.8%	12.4%	14.1%	13.4%
Service	6.9%	5.7%	7.4%	6.6%
Rental and other	4.2%	3.5%	3.7%	3.3%
Total revenue	100.0%	100.0%	100.0%	100.0%

Total cost of revenue	84.1%	83.8%	83.5%	83.4%

Gross profit	15.9%	16.2%	16.5%	16.6%

Operating expenses	12.7%	11.0%	14.1%	12.4%

Income from operations	3.2%	5.2%	2.4%	4.2%

Other income (expense)	(1.5)%	(1.1)%	(1.4)%	(1.0)%

Income before income taxes	1.7%	4.1%	1.0%	3.2%

Provision for income taxes	(0.7)%	(1.6)%	(0.4)%	(1.3)%

Net income including noncontrolling interest	1.0%	2.5%	0.6%	1.9%

Less: net income (loss) attributable to noncontrolling interest	0.0%	0.1%	0.0%	0.0%

Net income attributable to Titan Machinery Inc.	1.0%	2.4%	0.6%	1.9%

Three Months Ended October 31, 2013 Compared to Three Months Ended October 31, 2012

Consolidated Results

Revenue

	Three Months Ended October 31,		Increase/	Percent
	2013	2012	(Decrease)	Change
	(dollars in thousands)
Equipment	$441,752	$456,168	$(14,416)	(3.2)%
Parts	80,903	72,101	8,802	12.2%
Service	40,646	33,365	7,281	21.8%
Rental and other	24,660	20,478	4,182	20.4%

Total Revenue	$587,961	$582,112	$5,849	1.0%

The increase in revenue for the third quarter of fiscal 2014, as compared to the same period last year, was due to acquisitions contributing $32.2 million, offset by a decrease in same-store sales of $26.4 million. This decrease in same-store sales reflected a 4.5% decrease over the prior year period and was primarily driven by lower equipment revenue. The decrease in equipment revenue was mainly caused by challenging industry conditions such as decreases in agricultural commodity prices, increased agriculture equipment prices, and continued difficult conditions in the construction industry. Our Agriculture and International segments had lower same-store sales compared to the third quarter of fiscal 2013, primarily driven by challenging industry conditions in each of these segments, while our Construction segment had growth in same-store sales over the third quarter of fiscal 2013.

Gross Profit

	Three Months Ended October 31,		Increase/	Percent
	2013	2012	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$34,885	$42,140	$(7,255)	(17.2)%
Parts	25,484	22,835	2,649	11.6%
Service	26,193	21,754	4,439	20.4%
Rental and other	7,044	7,330	(286)	(3.9)%

Total Gross Profit	$93,606	$94,059	$(453)	(0.5)%

Gross Profit Margin
Equipment	7.9%	9.2%	(1.3)%	(14.1)%
Parts	31.5%	31.7%	(0.2)%	(0.6)%
Service	64.4%	65.2%	(0.8)%	(1.2)%
Rental and other	28.6%	35.8%	(7.2)%	(20.1)%

Total Gross Profit Margin	15.9%	16.2%	(0.3)%	(1.9)%

Gross Profit Mix
Equipment	37.3%	44.8%	(7.5)%	(16.7)%
Parts	27.2%	24.3%	2.9%	11.9%
Service	28.0%	23.1%	4.9%	21.2%
Rental and other	7.5%	7.8%	(0.3)%	(3.8)%

Total Gross Profit Mix	100.0%	100.0%	0.0%	0.0%

The $0.5 million decrease in gross profit for the third quarter of fiscal 2014, as compared to the same period last year, was primarily due to decreases in the gross profit on equipment and rental and other. The decrease in equipment gross profit was due to both a decrease in equipment sales and in gross profit margin, which were primarily caused by the previously discussed industry challenges. The decrease in rental and other gross profit was mainly caused by a lower gross profit margin, which was impacted by a decrease in the dollar utilization of our rental fleet to 37.7% in the third quarter of fiscal 2014 from 41.4% in the same period last year. Total gross profit margin decreased to 15.9% for the third quarter of fiscal 2014, as compared to 16.2% for the third quarter of fiscal 2013, primarily caused by the decreases in the gross profit margin on equipment and rental and other, and offset by the positive effects of a change in gross profit mix to our higher-margin parts and service business.

Operating Expenses

	Three Months Ended October 31,			Percent
	2013	2012	Increase	Change
	(dollars in thousands)
Operating expenses	$75,005	$63,950	$11,055	17.3%
Operating expenses as a percentage of revenue	12.7%	11.0%	1.7%	15.5%

The $11.1 million increase in operating expenses, as compared to the same period last year, was primarily due to the additional costs associated with acquisitions and expanding our distribution network, such as compensation, rent and depreciation. As a percentage of total revenue, operating expenses increased to 12.7% for the third quarter of fiscal 2014 compared to 11.0% for the third quarter of fiscal 2013. The increase in operating expenses as a percentage of revenues was primarily caused by the decrease in Agriculture same-store sales, which negatively affected our ability to leverage our fixed operating costs, the Construction stores acquired in fiscal year 2013 and the first quarter of fiscal 2014, and other ongoing costs of building an expanded Construction and International distribution network in these two segments. Most of the recently acquired Construction stores are currently operating at a higher operating expense ratio than our average Construction store, as they are underperforming in regards to revenue levels in the markets in which they are located.

Other Income (Expense)

	Three Months Ended October 31,		Increase/	Percent
	2013	2012	(Decrease)	Change
	(dollars in thousands)
Interest income and other income (expense)	$(260)	$258	$(518)	(200.8)%
Floorplan interest expense	(4,779)	(3,704)	1,075	29.0%
Other interest expense	(3,493)	(2,886)	607	21.0%

The increases in floorplan interest expense of $1.1 million and in other interest expense of $0.6 million for the third quarter of fiscal 2014, as compared to the same period in the prior year, were primarily due to the increase in floorplan notes payable and long-term debt associated with our rental fleet.

Provision For Income Taxes

	Three Months Ended October 31,			Percent
	2013	2012	Decrease	Change
	(dollars in thousands)
Provision for income taxes	$(4,311)	$(9,418)	$(5,107)	(54.2)%

Our effective tax rate increased to 42.8% for the third quarter of fiscal 2014 compared to 39.6% for the same period last year, primarily due to losses in our international subsidiaries.

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

	Three Months Ended October 31,		Increase/	Percent
	2013	2012	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$459,005	$478,722	$(19,717)	(4.1)%
Construction	109,850	94,852	14,998	15.8%
International	40,255	28,217	12,038	42.7%
Segment revenue	609,110	601,791	7,319	1.2%
Eliminations	(21,149)	(19,679)	(1,470)	(7.5)%
Total	$587,961	$582,112	$5,849	1.0%

Income (Loss) Before Income Taxes
Agriculture	$16,677	$24,855	$(8,178)	(32.9)%
Construction	(3,407)	520	(3,927)	(755.2)%
International	(1,022)	1,396	(2,418)	(173.2)%
Segment income (loss) before income taxes	12,248	26,771	(14,523)	(54.2)%
Shared Resources	(2,424)	(2,340)	(84)	(3.6)%
Eliminations	245	(654)	899	137.5%
Total	$10,069	$23,777	$(13,708)	(57.7)%

Agriculture

Agriculture segment revenue for the third quarter of fiscal 2014 decreased 4.1% compared to the same period last year. The revenue decrease was due to an Agriculture same-store sales decrease of 6.5% over the third quarter of fiscal 2013, which was partially offset by revenue from acquisitions. The decrease in same-store sales primarily resulted from challenging agriculture conditions such as decreases in agricultural commodity prices combined with increased equipment retail prices, which negatively impacted customer sentiment in the third quarter of fiscal 2014 as compared to the same period in the prior year. The increased prices primarily related to higher costs on late-model equipment with Tier 4A engine emission technology, in advance of the introduction of equipment with Tier 4B technology.

Agriculture segment income before income taxes for the third quarter of fiscal 2014 decreased 32.9% compared to the same period last year, primarily due to a decrease in gross profit on equipment and an increase in operating expenses. The decrease in equipment gross profit was due to both a decrease in equipment sales and in gross profit margin, primarily caused by the previously discussed industry conditions and pressure on used equipment values. The increase in operating expenses as a percentage of revenue was caused by the decrease in Agriculture segment same-store sales, which negatively affected our ability to leverage our fixed operating costs.

Construction

Construction segment revenue for the third quarter of fiscal 2014 increased 15.8% compared to the same period last year. The revenue increase was due to acquisitions and a Construction same-store sales increase of 6.4% over the third quarter of fiscal 2013.

Our Construction segment loss before income taxes was $3.4 million for the third quarter of fiscal 2014 compared to segment income before income taxes of $0.5 million for the third quarter of fiscal 2013. This decrease was primarily due to a decrease in gross profit margin on equipment and rental and other, an increase in operating expenses and an increase in other interest expense, as compared to the same period in the prior year. The decrease in equipment gross profit margin was negatively impacted by the continued difficult Construction industry conditions. The decrease in gross profit margin on rental and other is mainly due to a decrease in the dollar utilization of our rental fleet to 37.7% in the third quarter of fiscal 2014 from 41.4% in the same period last year. The increase in operating expenses is primarily due to our recently acquired Construction stores and other ongoing costs of building an expanded distribution network. Most of the Construction stores acquired in fiscal 2013 and the first quarter of fiscal 2014 are currently operating at a higher operating expense ratio than our average Construction store, as they are underperforming in regards to revenue levels in the markets in which they are located. The increase in other interest expense resulted from higher long-term debt associated with our rental fleet, as compared to the same period in the prior year.

International

International segment revenue for the third quarter of fiscal 2014 increased $12.0 million compared to the same period last year, primarily due to acquisitions and new store openings, and offset by a same-store sales decrease of 6.9%. The decrease in same-store sales mainly resulted from decreases in agricultural commodity prices, which negatively impacted customer sentiment and profitability in the third quarter of fiscal 2014 as compared to the same period in the prior year.

Our International segment loss before income taxes was $1.0 million for the third quarter of fiscal 2014 compared to segment income before income taxes of $1.4 million for the same period last year. This decrease was primarily due to a decrease in gross profit margins on equipment, which was negatively impacted by the decrease in commodity prices noted above, and increases in operating expenses and floorplan interest expense, which mainly reflect costs of building our recently expanded footprint in Eastern Europe, including establishment of an operations center to support our European stores.

Shared Resources/Eliminations

We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate these net expenses to our segments. Since these allocations are set early in the year, unallocated balances may occur.

Eliminations remove any inter-company revenue or income (loss) before income taxes residing in our segment results.

Nine Months Ended October 31, 2013 Compared to Nine Months Ended October 31, 2012

Consolidated Results

Revenue

	Nine Months Ended October 31,			Percent
	2013	2012	Increase	Change
	(dollars in thousands)
Equipment	$1,134,885	$1,084,866	$50,019	4.6%
Parts	214,373	188,840	25,533	13.5%
Service	112,516	93,583	18,933	20.2%
Rental and other	56,041	46,617	9,424	20.2%

Total Revenue	$1,517,815	$1,413,906	$103,909	7.3%

The increase in revenue for the first nine months of 2014, as compared to the same period last year, was due to acquisitions contributing $126.9 million and offset by a decrease in same-store sales of $23.0 million. This decrease in same-store sales reflected a 1.7% decrease over the prior year period and was primarily driven by equipment revenue. The decrease in equipment revenue was mainly caused by challenging industry conditions such as decreases in agricultural commodity prices, increased agriculture equipment prices, and continued difficult conditions in the construction industry. Our Agriculture and Construction segments had lower same-store sales in the first nine months of fiscal 2014 compared to the same period last year, primarily driven by challenging industry conditions in each of these segments, while our International segment had growth in same-store sales over the comparable period of the prior year.

Gross Profit

	Nine Months Ended October 31,		Increase/	Percent
	2013	2012	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$95,112	$99,469	$(4,357)	(4.4)%
Parts	66,221	58,564	7,657	13.1%
Service	72,317	61,135	11,182	18.3%
Rental and other	17,446	15,664	1,782	11.4%

Total Gross Profit	$251,096	$234,832	$16,264	6.9%

Gross Profit Margin
Equipment	8.4%	9.2%	(0.8)%	(8.7)%
Parts	30.9%	31.0%	(0.1)%	(0.3)%
Service	64.3%	65.3%	(1.0)%	(1.5)%
Rental and other	31.1%	33.6%	(2.5)%	(7.4)%

Total Gross Profit Margin	16.5%	16.6%	(0.1)%	(0.6)%

Gross Profit Mix
Equipment	37.9%	42.4%	(4.5)%	(10.6)%
Parts	26.4%	24.9%	1.5%	6.0%
Service	28.8%	26.0%	2.8%	10.8%
Rental and other	6.9%	6.7%	0.2%	3.0%

Total Gross Profit Mix	100.0%	100.0%	0.0%	0.0%

The $16.3 million increase in gross profit for the first nine months of fiscal 2014, as compared to the same period last year, was primarily due to increased revenue. Acquisitions contributed $18.4 million to the increase in gross profit for the first nine months of fiscal 2014, which was offset by a decrease in same-store gross profit of $2.1 million. Total gross profit margin remained relatively consistent at 16.5% and 16.6% for the first nine months of fiscal 2014 and fiscal 2013, respectively, primarily caused by decreases in the gross profit margin on equipment, and offset by the positive effects of a change in gross profit mix to our higher-margin parts and service business. The decrease in equipment gross profit margin was negatively impacted by the industry conditions in each of our segments.

Operating Expenses

	Nine Months Ended October 31,			Percent
	2013	2012	Increase	Change
	(dollars in thousands)
Operating expenses	$214,083	$175,313	$38,770	22.1%
Operating expenses as a percentage of revenue	14.1%	12.4%	1.7%	13.7%

The $38.8 million increase in operating expenses in the first nine months of fiscal 2014, as compared to the same period last year, was primarily due to the additional costs associated with acquisitions and expanding our distribution network, such as compensation, rent, travel and depreciation. As a percentage of total revenue, operating expenses increased to 14.1% for the first nine months of fiscal 2014 compared to 12.4% for the first nine months of fiscal 2013. The increase in operating expenses as a percentage of revenue was caused by the decrease in same-store sales, which negatively affected our ability to leverage fixed operating costs, the Construction stores acquired in fiscal year 2013 and the first quarter of fiscal 2014, and other ongoing costs of building an expanded Construction and International distribution network in these two segments. Most of the recently acquired Construction stores are currently operating at a higher operating expense ratio than our average Construction store, as they are underperforming in regards to revenue levels in the markets in which they are located.

Other Income (Expense)

	Nine Months Ended October 31,		Increase/	Percent
	2013	2012	(Decrease)	Change
	(dollars in thousands)
Interest income and other income (expense)	$674	$865	$(191)	(22.1)%
Floorplan interest expense	(11,944)	(9,022)	2,922	32.4%
Other interest expense	(10,115)	(6,453)	3,662	56.7%

The increase in floorplan interest expense of $2.9 million and other interest expense of $3.7 million for the first nine months of fiscal 2014, as compared to the same period in the prior year, was primarily due to the increase in floorplan notes payable and long-term debt, including rental fleet and our Senior Convertible Notes issued in April 2012.

Provision For Income Taxes

	Nine Months Ended October 31,			Percent
	2013	2012	Decrease	Change
	(dollars in thousands)
Provision for income taxes	$(6,506)	$(17,786)	$(11,280)	(63.4)%

Our effective tax rate increased to 41.6% for the first nine months of fiscal 2014 compared to 39.6% for the same period last year, primarily due to losses in our international subsidiaries.

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

	Nine Months Ended October 31,		Increase/	Percent
	2013	2012	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$1,186,893	$1,146,393	$40,500	3.5%
Construction	290,637	271,728	18,909	7.0%
International	107,855	53,756	54,099	100.6%
Segment revenue	1,585,385	1,471,877	113,508	7.7%
Eliminations	(67,570)	(57,971)	(9,599)	(16.6)%
Total	$1,517,815	$1,413,906	$103,909	7.3%

Income (Loss) Before Income Taxes
Agriculture	$34,451	$49,567	$(15,116)	(30.5)%
Construction	(11,642)	768	(12,410)	(1615.9)%
International	(1,441)	1,403	(2,844)	(202.7)%
Segment income (loss) before income taxes	21,368	51,738	(30,370)	(58.7)%
Shared Resources	(4,775)	(4,843)	68	1.4%
Eliminations	(965)	(1,986)	1,021	51.4%
Total	$15,628	$44,909	$(29,281)	(65.2)%

Agriculture

Agriculture segment revenue for the first nine months of fiscal 2014 increased 3.5% compared to the same period last year. The revenue increase was due to acquisitions and offset by a decrease in Agriculture same-store sales of 1.5% over the first nine months of 2013, which primarily resulted from challenging agriculture conditions such as the abnormally delayed spring weather, decreases in agricultural commodity prices, lower projected crop yields in the areas in which the Company operates, relative to crop yields in other parts of the United States, and increased equipment retail prices, which negatively impacted customer sentiment in the first nine months of fiscal 2014 as compared to the same period in the prior year. The increased prices primarily related to higher costs on late-model equipment with Tier 4A engine emission technology, in advance of the introduction of equipment with Tier 4B technology.

Agriculture segment income before income taxes for the first nine months of fiscal 2014 decreased 30.5% compared to the same period last year, primarily due to a decrease in gross profit margin on equipment, an increase in operating expenses and an increase in floorplan interest expense. The gross profit margin on equipment was negatively impacted by the previously discussed industry conditions and pressure on used equipment values. The increase in operating expense as a percentage of revenue was caused by the decrease in Agriculture segment same-store sales, which negatively affected our ability to leverage our fixed operating costs. The increase in floorplan interest expense is primarily due to higher floorplan notes payable balances than in the same period last year.

Construction

Construction segment revenue for the first nine months of fiscal 2014 increased 7.0% compared to the same period last year. The revenue increase was due to acquisitions, offset by a Construction same-store sales decrease of 4.3% over the first nine months of fiscal 2013. The decrease in same-store sales was negatively impacted by continued difficult Construction industry conditions.

Our Construction segment loss before income taxes was $11.6 million for the first nine months of fiscal 2014 compared to segment income before income taxes of $0.8 million for the same period last year. This decrease was primarily due to lower gross profit on equipment, lower gross profit margin on rental and other, an increase in operating expenses and an increase in floorplan interest expense and other interest expense, as compared to the same period in the prior year. Equipment gross profit margin has experienced compression due to the previously discussed challenging industry conditions. The decrease in gross profit margin on rental and other is primarily due to a decrease in the dollar utilization of our rental fleet to 31.1% in the first nine months of fiscal 2014, from 32.8% in the same period last year. The increase in operating expense as a percentage of revenue was caused by the decrease in segment same-store sales, which negatively affected our ability to leverage our fixed operating costs, our recently acquired Construction stores and other ongoing costs of building an expanded distribution network. The Construction stores acquired in fiscal 2013 and the first quarter of fiscal 2014 are currently operating at a higher operating expense ratio than our average Construction store, as they are underperforming in regards to revenue levels in the markets in which they are located. The increase in floorplan interest expense and other interest expense resulted from higher floorplan notes payable and long-term debt associated with our rental fleet, as compared to the same period in the prior year.

International

International segment revenue for the first nine months of fiscal 2014 increased $54.1 million compared to the same period last year, primarily due to acquisitions and new store openings, and a same-store sale increase of 14.8%.

Our International segment loss before income taxes was $1.4 million for the first nine months of fiscal 2014 compared to segment income before income taxes of $1.4 million for the same period last year. This decrease was primarily due to a decrease in gross profit margins on equipment and increases in operating expenses, floorplan interest expense and other interest expense. Equipment gross profit margin was negatively impacted by decreases in agricultural commodity prices, which negatively impacted customer sentiment and profitability in the first nine months of fiscal 2014 as compared to the same period in the prior year. The increases in operating expenses, floorplan interest expense and other interest expense, primarily reflect costs of building our recently expanded footprint in Eastern Europe, including establishment of an operations center to support our European stores.

Shared Resources/Eliminations

We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate these net expenses to our segments. Since these allocations are set early in the year, unallocated balances may occur.

Eliminations remove any inter-company revenue or income (loss) before income taxes residing in our segment results.

Liquidity and Capital Resources

Cash Flow Used For Operating Activities

For the nine months ended October 31, 2013, cash used for operating activities was $107.4 million. Our cash used for operating activities was primarily the result of an increase in inventories of $287.4 million. This amount was principally offset by an increase in floorplan notes payable of $151.1 million, our reported net income including noncontrolling interest before non-cash charges of $36.0 million. The increase in inventories primarily reflects lower than expected equipment sales in the nine months ended October 31, 2013, new equipment stocking to support our seasonally higher sales in the last quarter of the fiscal year and the building of inventory to support our expanded International operations. We expect equipment inventory, excluding acquisitions, to decrease during the last quarter of fiscal 2014. We evaluate our cash flow from operating activities net of all floorplan activity. Taking this adjustment into account, our non-GAAP cash flow used for operating activities was $12.0 million and $32.9 million for the nine months ended October 31, 2013 and 2012, respectively. For reconciliation of this non-GAAP financial measure, please see the Non-GAAP Cash Flow Reconciliation below.

For the nine months ended October 31, 2012, cash used for operating activities was $172.7 million. Our cash used for operating activities was primarily the result of an increase in inventories of $297.9 million and a net decrease in accounts payable, customer deposits, accrued expenses and other long-term liabilities of $19.8 million. This amount was principally offset by an increase in floorplan notes payable of $103.0 million and our reported net income including noncontrolling interest before non-cash charges of $47.6 million. The increase in inventories primarily reflected new equipment stocking to support forecasted equipment sales.

Cash Flow Used For Investing Activities

For the nine months ended October 31, 2013, cash used for investing activities was $11.0 million. Our cash flow used for investing activities primarily consisted of property and equipment purchases (excluding rental fleet) of $15.8 million and purchases of equipment dealerships (net of cash purchased) of $4.8 million. This amount was principally offset by net proceeds from sale of property and equipment of $10.6 million.

For the nine months ended October 31, 2012, cash used for investing activities was $47.9 million. Our cash used for investing activities primarily consisted of purchases of equipment dealerships (net of cash purchased) of $16.2 million, purchases of rental fleet of $15.0 million and purchases of property and equipment (excluding rental fleet) of $20.7 million.

Cash Flow Provided By Financing Activities

For the nine months ended October 31, 2013, cash provided by financing activities was $107.4 million. Our cash flow provided by financing activities was primarily the result of an increase in non-manufacturer floorplan notes payable of $95.3 million and proceeds from long-term debt exceeding principal payments on long-term debt by $12.2 million.

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

		Adjustment	Adjustment	Non-GAAP
	As Reported	(1)	(2)	Measures
	(in thousands)
Nine months ended October 31, 2013:
Net cash provided by (used for) operating activities	$(107,355)	$95,330	$—	$(12,025)
Net cash provided by (used for) financing activities	107,370	(95,330)	—	12,040

Nine months ended October 31, 2012:
Net cash provided by (used for) operating activities	$(172,673)	$118,655	$21,077	$(32,941)
Net cash provided by financing activities	257,317	(118,655)	(21,077)	117,585

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

Forward-looking statements include all statements based on future expectations and specifically include, among other things, all statements relating to our expectations regarding exchange rate and interest rate impact, equipment inventory levels, and our primary liquidity sources and adequacy of our capital resources. Any statements that are not based upon historical facts, including the outcome of events that have not yet occurred and our expectations for future performance, are forward-looking statements. The words “potential,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” “plan,” “anticipate,” and similar words and expressions are intended to identify forward-looking statements. Such statements are based upon the current beliefs and expectations of our management. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, adverse market conditions in the agricultural and construction equipment industries, the continuation of unfavorable conditions in the credit markets and those matters identified and discussed in our Annual Report on Form 10-K under the section titled “Risk Factors.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates.

Interest Rate Risk: Exposure to changes in interest rates results from borrowing activities used to fund operations. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. We have both fixed and floating rate financing. Some of our floating rate credit facilities contain minimum rates of interest to be charged. Based upon balances and interest rates as of October 31, 2013, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $5.5 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $5.5 million. At October 31, 2013, we had variable rate floorplan notes payable of $937.2 million, of which approximately $511.5 million was interest-bearing, variable notes payable and long-term debt of $42.4 million, and fixed rate notes payable and long-term debt of $53.2 million.

Foreign Currency Exchange Rate Risk:  Foreign currency exposures arise as the result of our foreign operations. The Company is exposed to foreign currency exchange rate risk, as our net investment in our foreign operations is exposed to changes in foreign currency exchange rates. In addition, the Company is exposed to the translation of foreign currency earnings to the U.S. dollar, whereby the results of our operations and cash flows may be adversely impacted by fluctuating foreign currency exchange rates. The Company is also exposed to foreign currency transaction risk as the result of certain intercompany financing transactions. The Company attempts to manage its foreign currency exchange rate risk through the use of derivative financial instruments, primarily foreign exchange forward contracts. Based upon balances and exchange rates as of October 31, 2013, holding other variables constant, we believe that a hypothetical 10% increase or decrease in foreign exchange rates would not have a material impact on our results of operations or cash flows.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 6, 2013, the Company issued 22,321 shares of its common stock in exchange for the purchase of 20% ownership interest in Titan Machinery Romania SRL and Titan Machinery Austria GmbH. We believe that this transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and Regulation S promulgated thereunder, based on the limited number of offerees in such offering and certain representations and warranties made by such offeree in the transaction.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                MINE SAFETY DISCLOSURES

None.

ITEM 5.                OTHER INFORMATION

Effective October 31, 2013, the Company entered into an amended and restated wholesale financing plan with Agricredit Acceptance LLC, which increased the size of the floorplan credit facility by $75.0 million, from $150.0 million to $225.0 million. Other terms of the agreement did not materially change.

Effective November 14, 2013, the Company entered into a Second Amendment to its amended and restated credit agreement, dated March 30, 2012, by and among the Company, Wells Fargo Bank, National Association, and the other lenders party thereto. The amendment increased the aggregate working capital commitments by $37.5 million to $112.5 million, extended the maturity dates of the working capital line of credit and floorplan line of credit from March 30, 2016 to August 31, 2018, and changed certain financial covenants.

ITEM 6.                EXHIBITS

Exhibits - See “Exhibit Index” on page following signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 5, 2013
TITAN MACHINERY INC.

	By	/s/ Mark P. Kalvoda
Mark P. Kalvoda
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

TITAN MACHINERY INC.

FORM 10-Q

Exhibit No.	Description
*10.1	Amended and Restated Wholesale Financing Plan, dated as of October 31, 2013, by and among the registrant and Agricredit Acceptance LLC

*10.2

Second Amendment, dated as of November 14, 2013, to Amended and Restated Credit Agreement by and among the registrant, Wells Fargo Bank, National Association, and the Financial Institutions Party Thereto.

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

**101

Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended October 31, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

*Filed herewith

** Furnished herewith

+ Management compensatory plan or arrangement