Form 10-K
period 2014-01-31
Titan Machinery Inc.
filed 2014-04-11
CIK 1409171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JANUARY 31, 2014
Commission File No. 001-33866
___________________________________________
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
___________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of our common stock held by non-affiliates as of July 31, 2013 was approximately $330.7 million (based on the last sale price of $19.09 per share on such date as reported on The NASDAQ Global Select Market).
The number of shares outstanding of the registrant's common stock as of March 31, 2014 was 21,256,281 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant's 2014 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report.

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

i

ITEM 1.    BUSINESS
Our Company
Overview
We own and operate a network of full service agricultural and construction equipment stores in the United States ("U.S.") and Europe. Based upon information provided to us by CNH Industrial N.V. or its U.S. subsidiary CNH America, LLC, collectively referred to in this Form 10-K as CNH, we are the largest retail dealer of Case IH Agriculture equipment in the world, the largest retail dealer of Case Construction equipment in North America and a major retail dealer of New Holland Agriculture and New Holland Construction equipment in the U.S. We have three primary business segments, Agriculture, Construction and International, within which we sell and rent new and used equipment, sell parts, and service equipment.
The agricultural equipment we sell and service includes machinery and attachments for uses ranging from large-scale farming to home and garden purposes. The construction equipment we sell and service includes heavy construction and light industrial machinery for commercial and residential construction, road and highway construction, and mining operations. Within our operating segments, we engage in four principal business activities:

•	new and used equipment sales;

•	parts sales;

•	repair and maintenance services; and

•	equipment rental and other activities.
The new equipment and parts we sell are supplied primarily by CNH. CNH is a leading manufacturer and supplier of agricultural and construction equipment, primarily through the Case IH Agriculture, New Holland Agriculture, Case Construction and New Holland Construction brands. We acquire used equipment for resale through trade-ins from our customers and selective purchases. We also sell parts and provide in-store and on-site repair and maintenance services. We also rent equipment and provide ancillary services such as equipment transportation, Global Positioning System ("GPS") signal subscriptions, and finance and insurance products.
We offer our customers a one-stop solution by providing equipment and parts sales, repair and maintenance services, and rental functions in each store. Our full service approach provides us with multiple points of customer contact and substantial cross-selling opportunities. We believe our mix of equipment and recurring parts and service sales enables us to operate effectively throughout economic cycles. We also believe our significant scale, superior customer service, diverse and stable customer base, management reporting system and experienced management team provide us with a competitive advantage in many of our local markets.
Throughout our 34-year operating history we have built an extensive, geographically contiguous network of 96 stores in the U.S., including three outlet stores, and 16 stores in Europe. Our Agriculture stores in the U.S. are located in highly productive farming regions, including the Red River Valley in eastern North Dakota and northwestern Minnesota, certain portions of the corn belt in Iowa, eastern South Dakota and southern Minnesota, and along the Interstate-80 corridor in Nebraska, which sits on top of the Ogallala Aquifer. Our Construction stores are located in Arizona, Colorado, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, South Dakota, Wisconsin and Wyoming. Our International stores are located in the European countries of Bulgaria, Romania, Serbia and Ukraine.
Our executives have extensive industry experience. David Meyer, our Board Chair and Chief Executive Officer, founded our company in 1980. In 2002, we acquired two stores owned by C.I. Farm Power, Inc., a business owned by our President and Director, Peter Christianson, which he co-founded in 1988. Based on our collective industry experience, we developed the Titan Operating Model, which combines management accountability and decision-making at the store level with centralized, back-office support and expertise. Our executives work closely with our store managers to develop the managers' industry knowledge and ensure these managers achieve operational excellence consistent with our management philosophy.
We have a history of growth through acquisitions. Since January 1, 2003, we have completed 51 acquisitions consisting of 109 stores operating in 11 states and three European countries, including 36 acquisitions consisting of 78 stores completed since our initial public offering on December 11, 2007. We have a well-established track record of integrating acquired stores through the Titan Operating Model, retaining acquired-store employees and maintaining acquired-store customer relationships. We expect that acquisitions will continue to be an important component of our consolidated and segment growth.

Industry Overview
We believe Caterpillar, Inc., Deere & Company ("Deere"), CNH, Komatsu Ltd., Agco Corporation ("AGCO"), the Volvo Group, Terex Corporation and Ingersoll-Rand Co. Ltd. are the largest global manufacturers of agricultural and construction equipment. These companies generated revenue from their equipment operations of $52.7 billion for Caterpillar Inc., $35.0 billion for Deere, $21.3 billion for CNH, $20.1 billion for Komatsu Ltd., 10.8 billion for AGCO, $8.2 billion for Volvo Group and $7.1 billion for Terex Corporation, for the most recent fiscal year-ends for which information is currently available.
Agricultural Equipment Industry
Agricultural equipment is purchased primarily for the production of food, fiber, feed grain and feedstock for renewable energy. Certain equipment is also purchased for home and garden applications, and maintenance of commercial, residential and government properties. Deere, CNH and AGCO are the largest global manufacturers of agricultural equipment and supply a full line of equipment and parts that address the primary machinery requirements of farmers. In addition to the major manufacturers, several short-line manufacturers produce specialized equipment that addresses regional and niche requirements of farmers. Agricultural equipment manufacturers typically grant dealers in the U.S. authorized store locations, not exclusive territories, to distribute their products.
We believe there are many factors that influence demand for agricultural equipment, parts and repair and maintenance services, including commodity markets, interest rates, government policies, tax policies, weather and general economic conditions. Any of these conditions can change materially in a short time period, creating volatility in demand for our products and services at any point in time. Federal legislation, such as the recently enacted Farm Bill, attempts to stabilize the agriculture industry through various policies including (i) commodity programs consisting of direct, counter-cyclical and price support payments to farmers; (ii) conservation programs; (iii) crop insurance programs; and (iv) disaster relief programs. We believe that these various federal policies reduce financial volatility and help ensure that farmers operate their farms and equipment during economic down cycles, thus stabilizing demand for equipment, replacement parts, and repair and maintenance services.
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
CNH and industry reports show that demand for construction equipment in our markets is driven by several factors, including (i) public spending on roads, highways, sewer and water projects, and other public works projects; (ii) public and private expenditures for the energy and mining industries, which is driven in part by demand for fossil fuels, metals and other commodities; and (iii) general economic and market conditions of the construction sector for residential and commercial buildings. We expect to benefit from the need for equipment to establish the infrastructure necessary to extract natural resources, particularly in North Dakota, as consumer and wholesale consumption accelerates.
Titan Operating Model
We believe the Titan Operating Model is a key element to our continued success. Through the Titan Operating Model, we empower leadership and share best practices at the store level while realizing efficiencies and utilizing certain controls at the corporate level. We believe exceptional customer service is most effectively attained through accountable store employees who are supported by centralized administrative, finance and marketing functions. By managing our business as a network of independent stores supported by a centralized, shared resources group, we ensure coordination of the entire enterprise while promoting the development of local business and customer relationships at the store level. We have implemented the Titan Operating Model in our North American stores within our Agriculture and Construction reporting segments.

Strong Store Model
Each of our stores is run by a store manager who is reviewed and compensated based on the store's achievement of revenue, profitability, market share and balance sheet objectives. Also, each store is typically staffed by a parts manager, a service manager and field marketers, and certain of our Construction stores are staffed with rental account managers, all of whom report directly to the store manager. Under our operating model, decision-making for customer-related issues is decentralized, with each store manager responsible for matters such as the type of equipment to stock, equipment pricing, staffing levels and customer satisfaction. This operating model enables each store manager to concentrate on customers' equipment, parts, service and rental needs, while our shared resources group manages the administrative functions of the store. We believe customers in our industry view store managers and sales and service personnel as important partners in operating their businesses. Therefore, we believe developing and supporting strong store managers enables us to grow same-store sales through fostering new customer relationships and further developing existing customer relationships.
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
Management Development and Succession Planning
Our executives work closely with our regional and store managers and mid-level corporate managers to ensure the managers benefit from our executives' industry knowledge and execute operational excellence in line with our management philosophy. We also conduct formal meetings on a monthly basis with our store managers and regional managers to assess operational and financial objectives, develop near-term strategies and share best practices across the organization. We believe the relationships among our executives, segment vice presidents, regional managers, store managers and mid-level corporate managers will sustain our financial success through continued implementation of our effective operating model, as well as provide a strong pool of capable successors to our current team of executives, regional managers and store managers. Further, we seek to staff our stores with entrepreneurial individuals trained, including through our programs, and motivated to progress to higher level management positions.
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
Leading North American Equipment Provider with Significant Scale
According to CNH, we are the largest retail dealer of Case IH Agriculture equipment in the world, the largest retail dealer of Case Construction equipment in North America and a major retail dealer of New Holland Agriculture and New Holland Construction equipment in the U.S. We believe our size and large, contiguous geographic market provide us with several competitive advantages including:

•
our ability to manage inventory through our centralized inventory management system, thus allowing inventory exchanges among the stores, which permits us to maintain only the inventory deemed needed by each store while providing significant breadth of parts and equipment to our customers;

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

Unique Entrepreneurial Culture to Attract and Retain Superior Employees
We strive to maintain an entrepreneurial culture that empowers our employees to make decisions and act within the parameters of a proven operating process and system. We believe this culture and our size gives us a competitive advantage in attracting and retaining the best employees in our industry. We developed an operating system and process that provides our employees with defined objectives and frequent feedback of results within an entrepreneurial environment that allows them to work independently yet consistently throughout our company. Through this operating system and process we have established defined financial metrics on a balanced scorecard, which is used monthly with each store manager to assess performance. Each store manager is empowered to operate the individual store as appropriate within the guidelines set by the operating system and process. This balanced management philosophy enables our employees to understand clearly how they succeed in our organization and how to interact with customers who expect a level of autonomy from our employees. Our compensation system focuses on rewarding our employees for high performance, thus enabling us to retain most of those employees who perform at or above expectations. This system also enables us to attract talented individuals outside of our industry and train them to perform at a high level within a relatively short period of time.
Diverse and Stable Customer Base to Avoid Market Volatility
We believe our large and diverse customer base limits our exposure to risks associated with customer concentration and fluctuations in local market conditions. We have long and stable relationships with many of our customers. During fiscal 2014, none of our customers accounted for more than 1.0% of our total revenue. Revenue from external customers located outside of the United States is primarily included in our International segment, which totaled approximately 6.6% and 3.3% of total revenue during fiscal 2014 and 2013, respectively.
Information Technology Systems
Our management reporting systems provide the data and reports that facilitate our ability to make informed financial and inventory level decisions. We use these systems to actively manage our business and enable each store to access the available inventory of our other stores before ordering additional parts or equipment from our suppliers. As a result, we manage our investment in inventory while promptly satisfying our customers' parts and equipment needs. Our customer relationship management system provides sales, available wholegoods, and customer information and other organizational tools to our field marketers, store managers and regional managers.  In addition, utilizing the information provided by the systems assists in the training and development of management personnel.

Experienced Management Team to Implement our Growth Strategy
Our executive team is led by David Meyer, our Board Chair and Chief Executive Officer, and Peter Christianson, our President and Director, who have approximately 39 and 35 years, respectively, of industry experience. Our segment vice presidents, regional managers, store managers and field marketers also have extensive knowledge and experience in our industry. In addition, we compensate, develop and review our regional managers and store managers based on an approach that aligns their incentives with the goals and objectives of our company, including achievement of revenue, profitability, market share and balance sheet objectives. We believe the strength of our management team will help our success in the marketplace.
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
We believe that we are effectively able to identify attractive acquisition candidates due to our leadership position in the industry, our track record of completing and integrating acquisitions, and our contacts in and knowledge of our industry and geographic region. We regularly assess the acquisition landscape, evaluating potential acquisition candidates in terms of their availability and desirability to our long-term growth strategy. In addition, we believe acquisition economics in our industry have been and will continue to be conducive to executing our long-term growth strategy. Typically, we acquire only the working capital and fixed assets we believe are necessary to run an efficient store and assume only the liabilities related to financing the inventory and working capital acquired, although we sometimes acquire all the equity of a company. We, therefore, typically calculate our net purchase price of an acquisition as the value paid for the assets acquired, including intangible assets, less the amount of any liabilities assumed. Upon completion of an acquisition we generally re-finance the equipment inventory acquired through our existing floorplan payable financing options.
The consent of CNH is required to acquire any CNH dealership. The consent of the group of banks led by Wells Fargo Bank, National Association (the "Wells Fargo Bank Syndicate") is required for the acquisition of dealerships meeting certain thresholds or other criteria defined in our Senior Secured Credit Facility, as amended and restated (the "Credit Agreement").
We have completed the acquisition of 51 dealers, totaling 109 stores, since January 1, 2003. Of these acquisitions, 35 dealers consisting of 59 stores are included in the Agriculture segment, 13 dealers consisting of 40 stores are included in the Construction segment, and 3 dealers consisting of 10 stores are included in the International segment. Certain stores are included in the Agriculture segment but also sell some construction equipment. See Item 2 for more information about our current store locations.
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
Suppliers
CNH—Case IH Agriculture, Case Construction, New Holland Agriculture and New Holland Construction
We have a longstanding relationship with CNH and, according to CNH, we are the largest retail dealer of Case IH Agriculture equipment in the world and the largest retail dealer of Case Construction equipment in North America, and a major retail dealer of New Holland Agriculture and New Holland Construction equipment in the U.S. Thus, our relationship with CNH is more than a typical supply relationship; it is strategic for both our company and CNH. In that regard, it is in our mutual interests to maintain the longstanding strong relationship we share.
We have been an authorized dealer of Case agricultural equipment since our inception in 1980. We added the other CNH brands as Case grew, acquired other brands and merged with New Holland in 1999. In fiscal 2014, CNH supplied approximately 79% of the new equipment sold in our Agriculture segment, 73% of the new equipment sold in our Construction segment, and 71% of the new equipment sold in our International segment.
CNH is a global leader in the agricultural and construction equipment industries based on the number of units sold. In 2013, CNH generated $21.3 billion in revenue from their equipment operations. In addition, CNH provides financing and insurance products and services to its end-user customers and authorized dealers through its CNH Capital America, LLC ("CNH Capital") business unit. CNH is a publicly-traded company.
CNH is the world's second largest manufacturer of agricultural equipment. CNH owns and operates the Case IH Agriculture and New Holland Agriculture brands. Case IH Agriculture, recognized by the red color of its equipment, possesses over 170 years of farm equipment heritage. New Holland Agriculture, recognized by the blue color of its tractors and the yellow color of its harvesting and hay equipment, has over 110 years of farm equipment industry experience. CNH's agricultural equipment dealers are assigned authorized store locations but do not have exclusive territories.
CNH is one of the world's largest manufacturers of construction equipment in terms of market share, owning and operating the Case Construction and New Holland Construction brands. CNH's construction equipment dealers are assigned a specific geographic area of responsibility within which the dealers have the right to sell new Case Construction and New Holland Construction equipment.
Dealership Agreements
We have entered into separate dealership agreements with certain CNH entities to sell the Case IH Agriculture, New Holland Agriculture, Case Construction and New Holland Construction brands (collectively the “CNH Dealer Agreements”), as required to serve as a distributor for such entities.
The CNH Dealer Agreements assign to us a geographically defined area of principal responsibility, providing us with distribution and product support rights within the identified territory for specific equipment products of the manufacturer. Although the dealer appointment is non-exclusive, in each territory there is typically only one dealership responsible for retail sales to end-users, as well as after-sales product support of the equipment. If we sell certain Case construction equipment outside of our designated sales and service areas and do not perform the warranty work on such equipment, CNH has the right to require that we pay sales and service fees for purposes of compensating the dealer assigned to such territory. We are authorized to display and use CNH trademarks and trade names at our stores, with certain restrictions.
Under our CNH Dealer Agreements, we have both the right and obligation to sell the manufacturer’s equipment and related parts and products and provide customers with services. The CNH Dealer Agreements impose various requirements on us regarding the location and appearance of facilities, satisfactory levels of new equipment and parts inventories, the training of personnel, adequate business enterprise and information technology system, adequate working capital, maximum adjusted debt to tangible net worth ratio, development of annual sales and marketing goals, and furnishing of monthly and annual financial information. We must obtain the approval or consent of CNH in the event of proposed fundamental changes to our ownership, governance or business structure (defined as "change in control" events) including among other things (i) a merger, consolidation or reorganization; (ii) a sale of all or substantially all of our assets; (iii) any transaction or series of transactions resulting in a person or affiliated group acquiring 20% or more of the combined voting power of our securities; (v) a substantial disposition of common shares by certain named executives; (vii) certain significant changes in the composition of the Board of Directors; (vi) replacement of certain named executive officers; and (vii) engaging in material business activities outside of the equipment sales and service industry. The CNH Dealer Agreements do not establish mandatory minimum or maximum retail pricing for our equipment sales or service/parts.
The CNH Dealer Agreements do not have a fixed term and remain in effect until either party exercises its termination rights under the agreement. The CNH entities have the right to terminate their dealer agreements with us immediately in certain circumstances, including in the event of our insolvency, bankruptcy or our material breach of provisions of the agreement, if a direct competitor of CNH (or an affiliated group of such competitor) acquires 20% or more of the combined voting power of our securities, the failure to secure the consent of CNH for change in control events, and in some cases, for any reason following 90 days written notice. In the event of termination of any of the CNH Dealer Agreements, CNH is obligated to repurchase the inventory of the CNH brand applicable to the agreement being terminated. The CNH Dealer Agreements generally do not include specific non-compete provisions that apply during or after the term of such agreements, although our form agreement with Case Construction does include limitations on our ability to sell competing products during the term of such agreement.
The dealership agreements and industry practices generally provide that payment on equipment and parts purchased from CNH entities is due within 30 days and is typically subject to floorplan payable financing. With respect to sales of equipment, payments from customers, which are typically financed by a third party, are due upon sale. Payments from customers for parts and services are due within 30 days. CNH makes available to us any floorplans, parts return programs, sales or incentive programs or similar plans or programs it offers to other dealers, and provides us with promotional items and marketing materials.
Other Suppliers
In addition to products supplied by CNH, we sell a variety of new equipment, parts and attachments supplied by other manufacturers. These products tend to address specialized niche markets and to complement the CNH products we sell by filling gaps in the CNH line of products. We believe our offering of products for specialized niche markets supports our goal of being a one-stop solution for equipment needs at each of our stores. Approximately 22% of our total new equipment sales in fiscal 2014 resulted from sales of products manufactured by companies other than CNH, with our single largest manufacturer other than CNH representing approximately 2% of our total new equipment sales. The terms of our arrangements with these other suppliers vary, but most of the dealership agreements contain termination provisions allowing the supplier to terminate the agreement after a specified notice period, which is typically 30 days. Payment and financing practices with these other suppliers are similar to those practices described above with respect to CNH entities.
Operating Segments, Products and Services
We operate our business in three reportable segments, Agriculture, Construction and International. Within each of our segments, we have four principal sources of revenue: new and used equipment sales, parts sales, repair and maintenance service, and equipment rental and other business activities. See Note 19 to our consolidated financial statements included elsewhere in this annual report for additional information regarding our segments.
Equipment Sales
We sell new agricultural and construction equipment manufactured under the CNH family of brands as well as equipment from a variety of other manufacturers. The used equipment we sell is primarily from inventory acquired through trade-ins from our customers and selective purchases. The agricultural equipment we sell and service includes application equipment and sprayers, combines and attachments, hay and forage equipment, planting and seeding equipment, precision farming technology, tillage equipment, and tractors. The construction equipment we sell and service includes articulated trucks, compact track loaders, compaction equipment, cranes, crawler dozers, excavators, forklifts, loader/backhoes, loader/tool carriers, motor graders, skid steer loaders, telehandlers and wheel loaders. We sell new and used equipment through our in-house retail sales force, which is organized by geography and operating segment. We also sell used equipment through our three outlet stores, which specialize in the sale of aged used equipment. We believe this organizational structure improves the effectiveness of our sales force, better serves our customers and helps us negotiate advantageous trade-in purchase terms. Equipment sales generate cross-selling opportunities for us by populating our markets with equipment we repair and maintain and for which we sell parts. For the year ended January 31, 2014, equipment revenue was $1.7 billion, representing 77.4% of total revenue for the period.

Parts Sales
We sell a broad range of maintenance and replacement parts on equipment that we sell, as well as other types of equipment. We maintain an extensive in-house parts inventory to provide timely parts and repair and maintenance support to our customers. We generally are able to acquire out-of-stock parts directly from manufacturers within two business days. Our parts sales provide us with a relatively stable revenue stream that is less sensitive to economic cycles than our equipment sales. For the year ended January 31, 2014, parts revenue was $275.8 million, representing 12.4% of total revenue for the period.
Repair and Maintenance Services
We provide repair and maintenance services, including warranty repairs, for our customers' equipment. Each of our stores includes service bays staffed by trained service technicians. Our technicians are also available to make off-site repairs at the customers' locations. In addition, we provide proactive and comprehensive customer service by maintaining service histories for each piece of equipment owned by our customers, maintaining 24/7 service hours in times of peak service usage, providing on-site repair services, scheduling off-season maintenance activities with customers, notifying customers of periodic service requirements and providing training programs to customers to educate them as to standard maintenance requirements. At the time equipment is purchased, we also offer customers the option of purchasing extended warranty protection provided by our suppliers. Our after-market services have historically provided us with a high-margin, relatively stable source of revenue through changing economic cycles. For the year ended January 31, 2014, service revenue was $149.1 million, representing 6.7% of total revenue for the period.
Equipment Rental and Other Business Activities
We rent equipment to our customers, primarily in the Construction segment, on a short-term basis for periods ranging from a few days to a few months. We actively manage the size, quality, age and composition of our rental fleet and use our information technology systems to closely monitor and analyze customer demand and rate trends. We maintain the quality of our fleet through our on-site parts and services support and dispose of rental equipment through our retail sales force. Our rental activities create cross-selling opportunities for us in equipment sales. In addition, we provide ancillary equipment support activities such as equipment transportation, GPS signal subscriptions in connection with precision farming and reselling CNH Capital finance and insurance products. For the year ended January 31, 2014, rental and other revenue was $78.9 million, representing 3.5% of total revenue for the period.
Geographic Information
Revenue generated from sales to customers outside of the United States was $145.9 million, $72.5 million and $5.9 million for the years ended January 31, 2014, 2013 and 2012, respectively. As of January 31, 2014 and 2013, $7.3 million and $5.4 million of our long-lived assets were held in our European subsidiaries, respectively.
Customers
Our Agriculture customers vary from small, single machine owners to large farming operations, primarily in the states of Iowa, Minnesota, Nebraska, North Dakota and South Dakota. In fiscal 2014, no single customer accounted for more than 1.0% of our Agriculture revenue.
Our Construction customers include a wide range of construction contractors, public utilities, mining and energy companies, municipalities and maintenance contractors, primarily in the states of Arizona, Colorado, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, South Dakota, Wisconsin and Wyoming. They vary from small, single machine owners to large firms. In fiscal 2014, no single customer accounted for more than 1.0% of our Construction revenue.
Our International customers vary from small, single machine owners to large farming operations, primarily in the European countries of Bulgaria, Romania, Serbia and Ukraine. In fiscal 2014, there was no single customer for which the loss of such customer would have a significant impact on our International revenue.
Our stores enable us to closely service local and regional customers. We believe the Titan Operating Model enables us to satisfy customer requirements and increase revenue through cross-selling opportunities presented by the various products and services that we offer. A significant portion of our U.S. customers finance their equipment purchases through CNH Capital.
Floorplan Payable Financing
We attempt to maintain at each store, or have readily available at other stores in our network, sufficient inventory to satisfy customer needs. Inventory levels fluctuate throughout the year and tend to increase before the primary sales seasons for agricultural equipment. The cost of financing our inventory is an important factor affecting our financial results.

CNH Capital
CNH Capital offers floorplan payable financing to CNH dealers to finance the purchase of inventory from CNH and for used equipment inventory purchased on trade-ins from our customers. CNH Capital provides this financing in part to enable dealers to carry representative inventories of equipment and encourage the purchase of goods by dealers in advance of seasonal retail demand. CNH Capital charges variable market rates of interest based on the prime rate on balances outstanding after any interest-free periods and receives a security interest in inventory and other assets. The interest-free periods, which CNH offers periodically in the form of additional incentives or special offers, typically average four months for new and used agriculture equipment and new construction equipment. CNH Capital also provides financing for used equipment accepted in trade, repossessed equipment and approved equipment from other suppliers, and receives a security interest in such equipment. As of January 31, 2014, we had a $450.0 million floorplan payable credit facility with CNH Capital.
Other Financing Sources for Equipment
We have a Credit Agreement with the Wells Fargo Bank Syndicate, which includes a $350.0 million wholesale floorplan payable line of credit, and a $225.0 million credit facility with Agricredit Acceptance LLC ("Agricredit"), to finance equipment inventory purchases.
In addition, financing also may be available through floorplan payable financing programs offered by other manufacturers and other suppliers from which we purchase equipment inventory, which may be financed by such suppliers themselves or through third party lenders.
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
Competition
The agricultural and construction equipment sales and distribution industries are highly competitive and fragmented, with large numbers of companies operating on a regional or local scale. Our competitors range from multi-location, regional operators to single-location, local dealers and include dealers and distributors of competing equipment brands, including Deere, Caterpillar and the AGCO brands, as well as other dealers and distributors of the CNH family of brands. Competition among equipment dealers, whether they offer agricultural or construction products or both, is primarily based on the price, value, reputation, quality and design of the products offered by the dealer, the customer service and repair and maintenance service provided by the dealer, the availability of equipment and parts, and the accessibility of stores. While we believe we compete favorably on each of the identified competitive factors, our sales and margins may be impacted depending on (i) the extent of aggressive pricing competition through manufacturer discount programs or other competitive pricing tactics, (ii) our ability to obtain higher service gross margins based on our service quality and reputation and (iii) our ability to attract new and maintain existing customers based on the availability and quality of the products we offer and our local relationships and reputation.
The number of agricultural and construction equipment dealers operating on a regional scale is limited and we are one of the principal regional-scale agricultural and construction equipment dealers in the U.S. The primary regional-scale equipment dealers with whom we compete in the U.S. include RDO Equipment Co., Butler Machinery, Ziegler Inc. and Brandt Holdings Co. RDO Equipment Co. is a Deere and Vermeer agricultural and construction equipment dealer with more than 60 dealerships in nine states, including North Dakota, South Dakota, Minnesota, Arizona and Montana. Butler Machinery is a Caterpillar construction and AGCO agriculture equipment dealer with 16 locations in North Dakota, South Dakota and Nebraska. Ziegler Inc. is a Caterpillar construction and AGCO agriculture equipment dealer with 26 locations in four states, including Minnesota, Iowa and Wisconsin. Brandt Holdings owns Deere, Vermeer and Bobcat construction and agricultural equipment dealers with 29 locations in eight states including Iowa, Minnesota, Nebraska, North Dakota, and South Dakota.
Information Technology Systems
We recently finished implementing a new enterprise resource planning ("ERP") system based on Oracle's JD Edwards software which replaced our previous management reporting system, which was developed and supported by Dealer Information Systems Corporation. Our ERP system enables us to closely monitor our performance and actively manage our business on a consolidated and segment basis and includes features that were enhanced to support the Titan Operating Model, including detailed store-based financial reporting, inventory management and customer relationship management.
Through our ERP system we maintain a complete database of parts and equipment inventory and a centralized inventory control system for each segment. Our ERP system enables each store to access the available inventory of our other stores before ordering additional parts or equipment from our suppliers. We are also able to monitor inventory levels and mix at each store and make adjustments in accordance with our operating plan. Finally, our ERP system is externally connected to CNH, enabling us to locate CNH equipment and parts from various CNH depots.
Our customer relationship management ("CRM") system provides sales and customer information and other organizational tools to assist our sales force. We maintain an extensive customer database that allows us to monitor the status and maintenance history of our customers' equipment and enables us to more effectively provide parts and services to meet their needs. We also use our CRM system and customer database to monitor sales information and customer demand.
The data we store in our ERP and CRM systems is backed-up on a daily basis and stored at an off-site location. Thus, if these systems were to become inoperable, we would be able to continue operations through an off-site data center. Further, we own the software and hardware necessary to operate the ERP system and have employees trained to manage and maintain the software without reliance on external support.
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
Seasonality & Weather
The agricultural and construction equipment businesses are highly seasonal, which causes our quarterly results and our available cash flow to fluctuate during the year. Farmers generally purchase agricultural equipment in preparation for, or in conjunction with, the spring planting and fall harvesting seasons. In addition, the fourth quarter typically is a significant period for equipment sales in the U.S. because of our customers’ year-end tax planning considerations, the timing of dealer incentives and the increase in availability of funds from completed harvests.
Seasonal weather trends, particularly severe wet or dry conditions, can have a significant impact on regional agricultural and construction market performance by affecting crop production and the ability to undertake construction projects. Weather conditions that adversely affect the agricultural or construction markets would have a negative effect on the demand for our products and services.
Employees
As of April 1, 2014, we employed 2,497 full-time and 326 part-time employees. Our employees are not covered by a collective bargaining agreement. We believe our relations with our employees are good.
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
ITEM 1A.    RISK FACTORS
We are substantially dependent upon CNH, our primary supplier of equipment and parts inventory.
The majority of our business involves the distribution and servicing of equipment manufactured by CNH. In fiscal 2014, CNH supplied approximately 79% of the new equipment sold in our Agriculture segment, 73% of the new equipment sold in our Construction segment, and 71% of the new equipment sold in our International segment, and represented a significant portion of our parts revenue. Therefore, our success depends, in significant part, on the overall reputation and success of CNH in the agricultural and construction equipment manufacturing industries. We depend on CNH’s ongoing commitment to, and support of, its distribution system that relies on a dealer network. In the event that CNH or any of its equipment manufacturing segments were reduced or sold, or if CNH would change its distribution system to our detriment, there could be a material adverse effect on our financial condition and results of operations.
CNH's ability to match new product offerings to diverse customers' anticipated preferences for different types and sizes of equipment and various equipment features and functionality, at affordable prices, is important to our continued success in the agricultural and construction equipment distributor markets. While we believe that CNH has, and will continue to have, excellent brand recognition, product innovation, and customer support, there can be no assurance that CNH will be able to maintain its reputation and market positions in the future.

We depend on CNH or its affiliated entities for other programs and support including the following:

•	CNH Capital provides floorplan payable financing for the purchase of a substantial portion of our inventory.

•	CNH Capital provides a significant percentage of the financing used by our customers to purchase CNH equipment from us.

•	CNH provides incentive programs and discount programs from time to time that enable us to price our products more competitively.

•	CNH conducts promotional and marketing activities on national, regional and local levels.
There can be no assurances that CNH will continue to offer these programs in the future.
Our acquisition strategy contemplates the acquisition of additional CNH geographic areas of responsibility and store locations in each of our Agriculture, Construction and International segments, which acquisitions require the consent of CNH under our current dealer agreements. There can be no assurance that CNH will consent to any or all of the acquisitions of dealerships that we may propose in the future.
Our dealer agreements with CNH impose numerous obligations on us and grant to CNH certain rights to terminate or change the terms of the dealer agreements.
Our dealer agreements with CNH impose a number of obligations on us with respect to our operations, including our obligations to actively promote the sale of CNH equipment within our designated geographic areas of responsibility, fulfill the warranty obligations of CNH, provide services to our customers, maintain sufficient parts inventory to service the needs of our customers, maintain inventory in proportion to the sales potential in each sales and service geographic area of responsibility, maintain adequate working capital and maintain stores only in authorized locations.
Subject to applicable state statutes that govern the dealer-manufacturer legal relationship, CNH has the right under our dealer agreements to terminate these agreements upon the occurrence of certain events, and to change the terms of the agreements. CNH may terminate the agreements immediately in certain circumstances and, in some cases, for any reason 90 days following written notice. If CNH were to terminate all or any of its dealer agreements with us, our business would be severely harmed. Furthermore, CNH may change the terms of their agreements with us to, among other things, change our sales and service areas, the product offerings, pricing or delivery terms. Moreover, CNH may increase or decrease the monetary rewards to dealers, or limit or expand the availability of financing, warranty reimbursements or other marketing incentives. If CNH were to change the terms of any or all of these agreements or its operating policies in a manner that adversely affects us, our business would be harmed.
Consent of CNH is required for the acquisition by another party of 20% or more of our outstanding stock; otherwise, CNH may terminate our dealer agreements. This requirement may have the effect of discouraging transactions involving a change in our control, including transactions that our stockholders might deem to be in their best interests. There can be no assurances that CNH will give its consent for any such proposed change of ownership.
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
In times of heightened global demand for equipment, which is often driven by numerous external factors (e.g., net farm income often drives demand for agricultural equipment and infrastructure development/construction activities often drives construction equipment demand), equipment suppliers may experience difficulty providing all dealerships a reliable supply of new equipment, which could adversely impact our results of operations. Further, an under-supply of our suppliers' equipment may cause prices for such equipment to increase. To the extent we cannot pass on any increased costs of equipment to our customers, based on current market conditions for our various stores, our operating results may suffer. Conversely, an industry over-supply of equipment would be an indicator of general weakness in market demand for our products, and a cause for concern for both distributors and manufacturers.
Though manufacturers typically manage production of new equipment in response to demand, there may be short-term under-supplies or over-supplies of new equipment as manufacturers adjust to industry demand fluctuations.

Our financial performance is substantially dependent on our ability to effectively manage new and used equipment inventory.
The sale of agricultural and construction equipment requires substantial inventories of equipment and parts to be maintained at each store to facilitate sales to customers on a timely basis. Our equipment inventory has traditionally represented 50% or more of our total assets. We are dependent upon the ability of our management to maintain a proper balance of new and used equipment to assure satisfactory inventory turnover and to reduce floorplan payable financing costs. A prolonged period where we have an over-supply of inventory could materially adversely affect our results of operations.
Our purchases of parts and new equipment are based in large part on projected market demand. If actual sales are materially less than our forecasts, we would experience an over-supply of inventory. An over-supply of new equipment inventory may cause downward pressure on our product sale prices and margins, and increases to our floorplan payable financing expenses.
Most of our used equipment is acquired as “trade-ins” in connection with new equipment transactions. Our used equipment inventory is valued at the lower of cost or market. This valuation process involves subjective analyses of market data, on an ongoing basis. There can be no assurances that our book values will prove to be accurate, given the potential for sudden change in market conditions and other factors beyond our control. Moreover, pricing for, and sales of, used equipment can be significantly affected by the limited market for certain equipment.
In a down market, our used equipment may not have the value that we attributed to it at the time of the trade. We are constantly evaluating and, as appropriate, adjusting our used inventory values based on the market conditions. However, there can be no assurances that our initial valuations of trade-ins or our periodic inventory adjustments will be accurate.
Competitive lease programs offered by our competitors affect the residual value of our rental equipment and our used equipment in general.
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
Floorplan payable financing for the equipment we sell may not be available, which could adversely affect our growth and results of operations.
We generally purchase our equipment with the assistance of floorplan payable financing programs through CNH Capital and other lenders. In the event that our available financing sources are not maintained or are insufficient to satisfy our future requirements, we would be required to obtain financing from other sources. There can be no assurance that additional or alternative financing could be obtained or obtained on commercially reasonable terms. To the extent additional financing cannot be obtained or obtained on commercially reasonable terms, our growth and results of operations could be adversely affected.
Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Much of our borrowings, including the credit facilities with CNH Capital, Wells Fargo and Agricredit, are at variable rates of interest and expose us to interest rate risk. As such, our results of operations are sensitive to movements in interest rates. There are many economic factors outside our control that have in the past and may, in the future, impact rates of interest including publicly announced indices that underlie the interest obligations related to a certain portion of our debt. Factors that impact interest rates include governmental monetary policies, inflation, recession, changes in unemployment, the money supply, international disorder and instability in domestic and foreign financial markets. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our results of operations would be adversely impacted. Such increases in interest rates could have a material adverse effect on our financial conditions and results of operations.
The agricultural and construction equipment industries are highly seasonal, and seasonal fluctuations significantly impact results of operations and cash flow.
The agricultural and construction equipment businesses are highly seasonal, which causes our quarterly results and our available cash flow to fluctuate during the year. Farmers generally purchase agricultural equipment in preparation for, or in conjunction with, the spring planting and fall harvesting seasons. In addition, the fourth quarter typically is a significant period for equipment sales in the U.S. because of our customers’ year-end tax planning considerations, the timing of dealer incentives and the increase in availability of funds from completed harvests.
Seasonal weather trends, particularly severe wet or dry conditions, can have a significant impact on regional agricultural and construction market performance by affecting crop production and the ability to undertake construction projects. Weather conditions that adversely affect the agricultural or construction markets have negative effect on the demand for our products and services.
In addition, numerous external factors such as credit markets, commodity prices, and other circumstances may disrupt normal purchasing practices and buyer sentiment, further contributing to the seasonal fluctuations.
Adverse changes in the agricultural industries could result in decreased demand for agricultural equipment and harm our revenue and profitability.
Our business depends to a great extent upon general activity levels in the agricultural industries. Changes in net farm income and farmland value, the level of worldwide farm output and demand for farm products, commodity prices, animal diseases and crop pests, limits on agricultural exports/imports, and legislative changes, including changes to government regulations and programs promoting the ethanol and biofuels industries, are all material factors that could adversely affect the agricultural industries and result in a decrease in the amount of agricultural equipment that our customers purchase. The nature of the agricultural equipment industries is such that a downturn in demand can occur suddenly, resulting in excess equipment inventories, un-utilized production capacity and reduced prices for new and used equipment. Such downturns may be prolonged and our revenue and profitability could be harmed.
Adverse changes in the construction industry could result in decreased demand for construction equipment and harm our revenue and profitability.
Our construction customers generally operate in the mining, natural resource development, construction, transportation, manufacturing, industrial processing and utilities industries. Those industries generally are capital intensive and cyclical in nature. As a result, customer demand for our products and services may be affected by economic conditions at both a global and a local level. Economic conditions that negatively affect the construction industry, such as the tightening of credit standards that affect the ability of consumers to obtain financing, could reduce our customers' demand for our construction equipment. The construction industry in certain of our geographical areas has experienced a prolonged economic down cycle as a result of the macroeconomic environment, which negatively impacts sales of construction equipment. Reduced demand for our construction equipment could negatively affect our financial performance and cash flow.
General economic conditions, particularly in the credit markets, may adversely affect our business.
The agricultural and construction equipment industries are affected by macroeconomic factors, including changes in international, national, regional, and local economic conditions.
Our business is particularly dependent on our access to the capital and credit markets to finance acquisitions and manage inventory. Tight credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets have the potential to adversely affect our business. Such disruptions in the overall economy and financial markets and the related reduction in consumer confidence in the economy, slow activity in the capital markets, negatively affect access to credit on commercially acceptable terms, and may adversely impact the access of us or our customers to credit and the terms of any such credit.
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
Many of our customers are directly and indirectly affected by fluctuations in commodity prices in the agriculture, forestry, metals and minerals, petroleum and natural gas industries and, as a result, we are also indirectly affected by fluctuations in those prices. An adverse change in commodity prices may adversely affect the demand for the products we sell and negatively impact our results of operation.

Changes in tax incentives may reduce demand for agricultural and construction equipment and cause our revenue to decline.
Our customers in the agriculture and construction segments have benefited in recent years from Section 168(k) accelerated depreciation, known as “bonus depreciation”, and enhanced Section 179 expensing rules. Absent new federal legislation, these tax incentives have been curtailed or eliminated for calendar year 2014 . There can be no assurances whether our customers' future purchasing decisions will be affected by these tax law changes.
Adverse changes in governmental policies may reduce demand for agricultural and construction equipment and cause our revenue to decline.
Changes in governmental agricultural policy could adversely affect sales of agricultural equipment. Government programs and subsidies that reduce economic volatility and enhance farm income, positively influence farmers' demand for agricultural equipment. Future farm bills and U.S. Department of Agriculture ("USDA") budgets may reduce the benefit of these programs. We cannot predict the outcome of such changes to agricultural policies and to the extent that future funding or farm programs available to individual farmers are reduced, these changes could reduce demand for agricultural equipment and we could experience a decline in revenue. Changes in government spending on infrastructure projects could adversely affect the demand for construction equipment and we could experience a decline in revenue.
Our sales and margins may be negatively affected by the final Tier 4B clean diesel emissions standards, which are now in effect. Tier 4 refers to a generation of federal air emissions standards established by the U.S. Environmental Protection Agency (“EPA”) that apply to new diesel engines used in off-road equipment. To satisfy these standards, manufacturers must introduce new cleaner diesel engines which will increase the manufacturing costs of the equipment. To the extent that our suppliers pass on these additional costs to its dealers, as expected, we will pay more for our inventory. There can be no assurances that we will be able to pass on these price increases to our customers as necessary for us to maintain our desired margins.
Weather conditions may negatively impact the agricultural and construction equipment markets and harm our sales.
Weather conditions, particularly severe floods and droughts, can have a significant impact on the success of regional agricultural and construction markets. Accordingly, our financial condition and results of operations may be materially and adversely affected by any adverse cyclical trends or weather conditions. Our quarterly operating results are subject to fluctuation due to varying weather patterns, which may impact the timing and amount of equipment, as well as parts and service purchases by our customers.
Our rental operations subjects us to risks including increased maintenance costs if our rental fleet ages, increased costs of new replacement equipment we use in our fleet, and losses upon disposition of rental fleet units.
If our rental equipment ages, the costs of maintaining such equipment, if not replaced within a certain period of time, will likely increase. The costs of maintenance may materially increase in the future and could lead to material adverse effects on our results of operations.
The cost of new equipment for use in our rental fleet could also increase due to increased material costs for our suppliers or other factors beyond our control. Such increases could materially adversely impact our financial condition and results of operations in future periods. Furthermore, changes in customer demand could cause certain of our existing equipment to become obsolete and require us to purchase new equipment at increased costs.
We include in operating income the difference between the sales price and the depreciated value of an item of equipment sold. The value of any given piece of rental equipment could be less than its depreciated value at the time it is sold. The market value of used rental equipment depends on several factors, including:

•	market prices for like new equipment;

•	wear and tear on the equipment;

•	time of year that the equipment is sold;

•	the supply used equipment on the market; and

•	general economic conditions.
Any significant decline in the selling prices for used rental equipment could have a material adverse effect on our business, results of operation, and cash flow.
Our business is highly competitive.
The agricultural and construction equipment distribution and rental industries are highly competitive and fragmented, with large numbers of companies operating on a regional or local scale. Historically, our competitors have competed aggressively on the basis of pricing or inventory availability, resulting in decreased margins on our sales to the extent we choose to match our competitors' downward pricing. To the extent we choose not to match or remain within a reasonable competitive distance from our competitors' pricing, it could also have an adverse impact on our results of operations, as we may lose sales volume. In addition, to the extent CNH's competitors provide their dealers with more innovative or higher quality products, better customer financing, or have more effective marketing efforts, our ability to compete and our results of operations could be adversely affected.
If our acquisition plans are unsuccessful, we may not achieve our planned revenue growth.
We believe a significant portion of our future growth will depend on our ability to acquire additional dealerships. Our ability to continue to grow through the acquisition of additional CNH geographic areas of responsibility and store locations or other businesses will be dependent upon the availability of suitable acquisition candidates at acceptable costs, our ability to compete effectively for available acquisition candidates and the availability of capital to complete the acquisitions. We may not successfully identify suitable targets, or if we do, we may not be able to close the transactions, or if we close the transactions, they may not be profitable. In addition, CNH's consent is required for the acquisition of any CNH dealership, and the consent of our lenders may be required for certain acquisitions. CNH typically evaluates management, performance and capitalization of a prospective acquirer in determining whether to consent to the sale of a CNH dealership. There can be no assurance that CNH or our lenders will consent to any or all acquisitions of dealerships that we may propose.
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
Our international operations expose us to additional risks.
We are currently operating dealership locations in Bulgaria, Romania, Serbia and the Ukraine, and also engage in export business to other countries. In 2014, total International segment revenues were approximately 6.6% of our consolidated total revenue. As of January 31, 2014, total International segment assets were approximately 12.5% of our consolidated total assets.
Our ability to achieve and maintain profitable growth in international markets is subject to risks related to the differing legal, political, social and regulatory environments and economic conditions present in the countries in which we operate. Risks inherent in international operations include:

•	difficulties in implementing our business model in foreign markets;

•	costs and diversion of management attention related to oversight of international operations;

•	unexpected adverse changes may occur in export duties, quotas and tariffs and difficulties in obtaining import licenses;

•	unexpected adverse changes in foreign laws or regulatory requirements may occur;

•	compliance with a variety of foreign laws and regulations may be burdensome;

•	compliance with the Foreign Corrupt Practices Act and other U.S. laws that apply to the international operations of U.S. companies may be difficult and costly to implement and monitor;

•	fluctuations in foreign currency exchange rates to which we are exposed may adversely affect the results of our operations, the value of our foreign assets and liabilities and our cash flows;

•	our operations and profitability in any particular country in which we operate could be affected by political or economic changes or instability
These factors, in addition to others that we have not anticipated, may negatively impact our financial condition or results of operations.
The current political and economic instability in Ukraine could create short-term and long-term disruption in our Ukrainian operations. The current instability could cause liquidity problems for our customers which may result in credit losses of our outstanding receivable balances or cause our customers to delay or reduce their purchases of our products and services resulting in lower revenues and profitability for our operations. Such reduced purchasing by our customers could also cause our inventory levels to be higher than expected, contributing to increased carrying costs and reducing our return on assets. In addition, the current instability may affect our ability to secure new, or to continue existing, working capital loans at desired levels or cause such indebtedness to become more expensive. A reduction in borrowing capacity, absent associated reductions in inventory, could require us to make additional capital contributions to our Ukraine operations. The political and economic instability could also cause the Ukrainian government to impose currency exchange controls or to otherwise restrict our ability to recover our investments in our Ukrainian subsidiary. The stabilization of Ukraine’s economy and political structure will depend in large part on the assistance of the international community, which cannot be assured. Absent such stabilization, our long-term ability to profitably transact business in Ukraine could be adversely affected.
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
Our business success depends on attracting and retaining qualified personnel.
Our success depends in part on the efforts and abilities of our management team and key employees, including the managers of our stores. Their skills, experience and industry knowledge significantly benefit our operations and performance. The failure to attract and retain members of our management team and key employees could have a negative effect on our operating results and financial condition.
We believe our success will depend to a significant extent upon the efforts and abilities of David Meyer, our Board Chair and Chief Executive Officer, and Peter Christianson, our President and Director. The employment relationships with both Mr. Meyer and Mr. Christianson are terminable by us or each of them at any time for any reason. The loss of the services of one or both of these persons and other key employees could have a material adverse effect on our operating results.
Our outstanding Senior Convertible Notes may cause dilution to our existing stockholders and may negatively affect our financial position and liquidity.
On April 24, 2012, we issued $150 million aggregate principal amount of 3.75% Senior Convertible Notes due 2019 (the "Senior Convertible Notes") pursuant to an indenture between the Company and Wells Fargo Bank, National Association (the "Indenture"). The Senior Convertible Notes are convertible into common stock at the option of the holders under certain conditions. Upon conversion, we will pay cash up to the aggregate principal amount of converted notes and pay or deliver, as the case may be, cash, shares of our common stock or a combination thereof, at our election, for any conversion obligation in excess thereof. Additionally, in the event of a fundamental change, as defined in the Indenture, the holders of the Senior Convertible Notes may require us to purchase all or a portion of their notes for cash at a purchase price equal to 100% of the principal amount of notes to be purchased, plus accrued and unpaid interest.
The Indenture provides for customary events of default, including, but not limited to, cross acceleration to certain other indebtedness of us and our subsidiaries. In the case of an event of default, all outstanding Senior Convertible Notes may become due and payable immediately without further action or notice.
If we issue shares of our common stock to satisfy conversion obligations under the Senior Convertible Notes, our existing stockholders will experience dilution of their holdings of our stock. Repayment of the principal amount of the Senior Convertible Notes in cash and, if applicable, satisfaction of our conversion obligations in cash may have a significant negative effect on our available capital resources and liquidity which may require us to borrow additional amounts pursuant to terms that are not favorable to us.
In addition, even if holders do not elect to convert their Senior Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal balance of the Senior Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
Selling and renting agricultural and construction equipment and selling parts subjects us to liability risks that could adversely affect our financial condition and reputation.
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
We are required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and rules and regulations of the SEC thereunder. If we fail to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. We cannot be certain as to the timing of completion of our evaluation, testing and any remedial actions or their impact on our operations. If we are not able to comply with the requirements of Section 404, our independent registered public accounting firm may not be able to certify as to the effectiveness of our internal control over financial reporting, we may be unable to report our financial results accurately or in a timely manner and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Equipment Stores
We currently operate 112 agricultural and construction equipment stores in the United States and Europe, including three outlet stores, in the following locations. Certain stores (those designated with an *) are included in the Agriculture segment but also sell some construction equipment.
Agriculture Segment (67 in United States)

North Dakota (14 stores)		Minnesota (14 stores, including 1 outlet)
Arthur	Lidgerwood	Ada	Moorhead
Casselton	Lisbon	Albert Lea*	Moorhead (outlet)
Grand Forks*	Mandan*	Crookston*	Pipestone
Jamestown	Mayville	Elbow Lake	Redwood Falls
Kintyre	Wahpeton (2 stores)	Fergus Falls	Roseau
Kulm	Wishek	Graceville	Thief River Falls
Lamoure		Marshall*	Winger

Nebraska (13 stores)		South Dakota (13 stores)
Broken Bow	Kearney*	Aberdeen (2 stores)*	Miller
Fremont	Lexington*	Bowdle	Pierre*
Grand Island (2 stores)*	McCook	Britton	Platte
Hastings	North Platte*	Highmore	Redfield
Holdrege	Ord	Huron	Sioux Falls*
Imperial	Wahoo	Milbank	Watertown

Iowa (13 stores, including 1 outlet)
Anthon	Kingsley
Avoca	Le Mars
Blairstown	Pella
Center Point*	Sioux City (outlet)
Cherokee	Waverly
Greenfield	Williams
Grundy Center
Construction Segment (29 in United States)

North Dakota (6 stores)		Montana (3 stores)
Bismarck	Minot	Billings	Missoula
Dickinson	Williston	Great Falls
Fargo (2 stores)

Minnesota (3 stores)		Iowa (3 stores)
Duluth	Shakopee	Davenport	Sioux City
Rogers		Des Moines

Colorado (4 stores)		Wyoming (2 stores)
Colorado Springs	Fort Collins	Casper	Gillette
Denver	Windsor

Arizona (2 stores)		Nebraska (2 stores)
Phoenix	Tucson	Lincoln	Omaha

South Dakota (2 stores)		Wisconsin (1 store)
Rapid City	Sioux Falls	La Crosse

New Mexico (1 store)
Albuquerque
International Segment (16 in Europe)

Europe (16 stores)
Burgas, Bulgaria	Cluj Napoca, Romania
Dobrich, Bulgaria	Constanta, Romania
Montana, Bulgaria	Oradea, Romania
Pleven, Bulgaria	Roman, Romania
Ruse, Bulgaria	Timisoara, Romania
Sofia, Bulgaria	Novi Sad, Serbia
Stara Zagora, Bulgaria	Kiev, Ukraine
Bucharest, Romania	Vinnitsa, Ukraine
Our Agriculture stores are generally located in rural areas on property zoned for commercial use and typically range from 10,000 to 60,000 square feet with three to 20 acres of land. Our Construction stores are generally located within city limits in designated industrial parks or areas of similar use and typically range from 10,000 to 25,000 square feet with three to ten acres of land. Our International stores generally range from 2,000 to 20,000 square feet with 1 to 15 acres of land. We fully utilize the leased space for each of our stores and believe the respective square footage and related acreage is adequate to meet our current and anticipated needs.

Store Lease Arrangements
As of January 31, 2014, we leased 143 properties for stores and storage facilities under operating lease agreements which expire at various dates through January 2029. We do not intend to own significant amounts of real estate. Therefore, we anticipate that when we need real estate, including as part of acquiring dealerships, we will lease such real estate from third parties, which may include affiliates of our investors, directors or management. We intend for the terms of all of our leases to be commercially reasonable.
Our store lease agreements contain lease periods primarily ranging from automatically renewable month-to-month terms to 15 years in length. Certain of the lease agreements contain terms such as an option to purchase the property at fair value, renew or extend the lease for an additional period at the conclusion of the original lease term or automatically renew the lease term at the conclusion of the original lease period on a month-to-month or year-to-year basis. A majority of the leases provide for fixed monthly rental payments and require us to pay the real estate taxes on the properties for the lease periods. All of the leases require that we maintain public liability and personal property insurance on each of the leased premises, and a majority of the leases require us to indemnify the lessor in connection with any claims arising from the leased premises during our occupation of the property. Most of the leases prohibit us from assigning the lease agreements or subletting the leased premises without the prior written consent of the lessor. In most of our leases, we have been granted a right of first refusal or other options to purchase the property.
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
We leased one store property pursuant to an operating lease from C.I. Farm Power, Inc., a company affiliated with Peter Christianson, our President and Director, during each of the years ended January 31, 2014, 2013 and 2012. The lease expires on July 31, 2018, subject to the right of either party to terminate upon 60 days' written notice, We also lease buildings from Dealer Sites, LLC ("Dealer Sites"), an entity in which a minority position is owned by an entity affiliated with David Meyer, the Company's Board Chair and Chief Executive Officer, Peter Christianson, the Company's President and a director, and certain other Christianson family members. An entity affiliated with Tony Christianson, one of the Company's directors, formerly held a minority interest in Dealer Sites, LLC until December, 2012. During the years ended January 31, 2013 and 2012, Dealer Sites was deemed to be a related party, however, as of January 31, 2013 and throughout the year ended January 31, 2014, Dealer Sites was not deemed to be a related party as total related party ownership in the entity was less than 10%. The Company leased 48 buildings pursuant to different operating lease agreements with Dealer Sites, LLC ("Dealer Sites") as of January 31, 2013. We do not believe the terms of our leases with entities affiliated with Mr. Meyer and Mr. Peter Christianson are any less favorable to us than could be obtained in an arm's length transaction with an unrelated party.
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
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The names, ages and positions of our executive officers are as follows:

Name	Age	Position
David Meyer	60	Board Chair and Chief Executive Officer
Peter Christianson	57	President and Director
Mark Kalvoda	42	Chief Financial Officer
David Meyer is our Board Chair and Chief Executive Officer. Mr. Meyer was a founder of our Company in 1980 and has been a director and officer of our Company since its creation. From 1976 to 1980, Mr. Meyer was a partner in a Case and New Holland dealership with locations in Lisbon and Wahpeton, North Dakota.
Peter Christianson has been our President and a director since January 2003. He was also our Chief Operating Officer from April 2011 to July 2013, and was our Chief Financial Officer from August 2007 to April 2011. Prior to joining us and since 1988, he was a partner and owner of C.I. Farm Power, Inc., the operator of two of the dealership locations acquired by Titan Machinery LLC in 2002. Peter Christianson and Tony Christianson, one of our directors, are brothers.
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

	High	Low
Fiscal 2014
First Quarter	$32.00	$20.60
Second Quarter	24.00	18.68
Third Quarter	19.64	15.75
Fourth Quarter	18.96	14.19
Fiscal 2013
First Quarter	$36.92	$23.58
Second Quarter	36.70	25.01
Third Quarter	30.32	19.07
Fourth Quarter	29.87	19.77
As of April 4, 2014, there were approximately 817 record holders of our common stock, excluding holders whose stock is held either in nominee name and/or street name brokerage accounts.
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
UNREGISTERED SALES OF EQUITY SECURITIES
We did not have any unregistered sales of equity securities during the fiscal quarter ended January 31, 2014.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
For information on our equity compensation plans, refer to Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."
REPURCHASES
We did not engage in any repurchases of our Common Stock during the fiscal quarter ended January 31, 2014.

STOCK PERFORMANCE GRAPH
The following graph compares the cumulative total return for the last trading day of our last five fiscal years on a $100 investment (assuming dividend reinvestment) on January 31, 2008, the last trading day before our fifth preceding fiscal year, in each of our Common Stock, the Russell 2000 Stock Index and the S&P Retailing Group Index.

	January 31,
	2008	2009	2010	2011	2012	2013	2014
Titan Machinery Inc.	$100.00	$61.59	$66.87	$147.03	$150.12	$175.42	$98.91
Russell 2000 Index	100.00	62.18	84.40	109.53	111.15	126.47	158.54
S&P 500 Retail Index	100.00	61.37	93.86	117.60	130.94	164.86	204.89
ITEM 6.    SELECTED FINANCIAL DATA
The data given below as of and for each of the five years in the period ended January 31, 2014, has been derived from our Audited Consolidated Financial Statements. In order to understand the effect of accounting policies and material uncertainties that could affect our presentation of financial information, such data should be read in conjunction with our Consolidated Financial Statements and Notes thereto included under Item 8 to this Form 10-K and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operation included under Item 7 to this Form 10-K.
We have a history of growth through acquisitions, which have had a significant impact on the comparability of our statement of operations and balance sheet information. In addition to acquisitions, our store count is also impacted by new store openings and store closings. The table below summarizes the net change in our store count and ending store count for each fiscal year presented.

	Year Ended January 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Statement of Operations Data:
Revenue
Equipment	$1,722,738	$1,763,877	$1,303,900	$855,443	$643,186
Parts	275,750	242,368	201,404	140,982	119,509
Service	149,082	127,779	103,474	74,506	58,983
Rental and other	78,876	64,396	50,214	23,558	17,103
Total Revenue	2,226,446	2,198,420	1,658,992	1,094,489	838,781
Cost of Revenue
Equipment	1,576,246	1,600,233	1,171,618	773,060	578,411
Parts	192,199	169,164	140,096	100,281	83,219
Service	54,608	45,748	37,236	27,767	21,615
Rental and other	55,319	43,914	34,581	18,813	14,441
Total Cost of Revenue	1,878,372	1,859,059	1,383,531	919,921	697,686
Gross Profit	348,074	339,361	275,461	174,568	141,095
Operating Expenses	291,202	247,557	193,860	130,541	108,998
Impairment	9,997	—	—	—	—
Income from Operations	46,875	91,804	81,601	44,027	32,097
Other Income (Expense)
Interest and other income	2,109	1,654	1,643	1,794	1,843
Interest expense	(30,555)	(22,762)	(9,670)	(8,584)	(6,948)
Income Before Income Taxes	18,429	70,696	73,574	37,237	26,992
Provision for Income Taxes	(10,325)	(28,137)	(29,429)	(14,895)	(11,255)
Net Income Including Noncontrolling Interest	8,104	42,559	44,145	22,342	15,737
Less: Net Income (Loss) Attributable to Noncontrolling Interest	(747)	86	(15)	—	—
Net Income Attributable to Titan Machinery Inc.	$8,851	$42,473	$44,160	$22,342	$15,737

Net Income Attributable to Titan Machinery Inc. Common Stockholders	$8,722	$42,030	$43,751	$22,110	$15,613

Earnings per Share
Basic	$0.42	$2.02	$2.21	$1.25	$0.89
Diluted	$0.41	$2.00	$2.18	$1.23	$0.88
Weighted average shares outstanding
Basic	20,894	20,787	19,809	17,658	17,593
Diluted	21,040	20,987	20,110	17,961	17,828

	January 31,
	2014	2013	2012	2011	2010
	(in thousands)
Balance Sheet Data:
Cash	$74,242	$124,360	$79,842	$76,112	$76,185
Receivables	97,894	121,786	82,518	44,945	22,254
Inventories	1,075,978	929,216	748,047	429,844	347,580
Prepaid expense	24,740	8,178	2,108	1,003	1,009
Income tax receivable	851	503	3,140	—	1,595
Deferred income taxes	13,678	8,357	5,370	3,247	2,266
Total current assets	1,287,383	1,192,400	921,025	555,151	450,889
Goodwill and intangibles, net	36,501	44,992	35,197	23,125	15,057
Property and equipment	228,000	194,641	126,282	65,372	46,604
Other assets	12,764	12,041	5,568	5,198	2,262
Total Assets	$1,564,648	$1,444,074	$1,088,072	$648,846	$514,812

Accounts payable	$23,714	$28,282	$28,424	$15,957	$12,352
Floorplan payable (1)	750,533	689,410	552,428	320,801	249,872
Current maturities of long-term debt	2,192	10,568	4,755	4,207	7,218
Customer deposits	61,286	46,775	49,540	28,180	12,974
Accrued expenses	36,968	29,590	26,735	16,816	9,870
Income taxes payable	344	310	—	2,093	—
Total current liabilities	875,037	804,935	661,882	388,054	292,286
Senior convertible notes	128,893	125,666	—	—	—
Long-term debt, less current maturities	95,532	56,592	57,405	33,409	21,852
Deferred income taxes	47,329	47,411	28,592	9,012	6,356
Other long-term liabilities	6,515	9,551	2,854	3,814	3,794
Total stockholders' equity (2)	411,342	399,919	337,339	214,557	190,524
	$1,564,648	$1,444,074	$1,088,072	$648,846	$514,812

(1) Portion of floorplan payable balance which is interest-bearing as of January 31	56%	61%	52%	52%	51%
(2) Company's follow-on offering resulted in an increase in total stockholders' equity of $74,898 in fiscal 2012.

	2014	2013	2012	2011	2010
Acquisition and Store Count Data
Net change in store count during fiscal year	2	24	15	6	9
Store count at end of fiscal year	119	117	93	78	72

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
The new equipment and parts we sell are supplied primarily by CNH. According to public reports filed by CNH, CNH is a leading manufacturer and supplier of agricultural and construction equipment based on the number of units sold, primarily through the Case IH Agriculture, New Holland Agriculture, Case Construction and New Holland Construction brands. Sales of new CNH products accounted for approximately 78% of our new equipment revenue in fiscal 2014, with our single largest manufacturer other than CNH representing approximately 2% of our total new equipment sales. We acquire used equipment for resale through trade-ins from our customers and selective purchases. We sell parts and provide in-store and on-site repair and maintenance services. We rent equipment and provide other ancillary services such as equipment transportation, GPS signal subscriptions and finance and insurance products.
Throughout our 34-year operating history we have built an extensive, geographically contiguous network of 96 stores, including three outlet stores, located in the United States and 16 stores in Europe. We have a history of growth through acquisitions, including 51 acquisitions consisting of 109 stores operating in 11 states and three European countries since January 31, 2014. We expect that acquisitions will continue to be an important component of our growth.
Realignment in Fiscal 2015
To better align our Construction business in certain markets, in April 2014, we reduced our Construction-related headcount by approximately 12% primarily through the closing of seven underperforming Construction stores, staff reductions at other dealerships and reductions in support staff at our Shared Resource Center. The closed stores were located in Bozeman, Big Sky and Helena, Montana; Cheyenne, Wyoming; Clear Lake, Iowa; Flagstaff, Arizona; and Rosemount, Minnesota. The Company also closed our Agriculture store in Oskaloosa, Iowa and merged it with the nearby Agriculture store in Pella, Iowa. Our remaining stores in each of the respective areas will take over the distribution rights for the CNH brand previously held by the stores which have closed. We will transfer the majority of the assets of the closed stores to other stores, and will account for all exit costs related to these store closings in accordance with ASC 420, Exit or Disposal Cost Obligations. We estimate the total cost of these activities is anticipated to total approximately $4.2 million, comprised of an accrual for the net present value of remaining lease obligations, employee severance costs, impairment of certain immovable fixed assets and costs associated with relocation of assets from the closed stores. These expenses are expected to be recognized in the three months ended April 30, 2014.
Certain External Factors Affecting our Business
We are subject to a number of factors that affect our business as discussed in the sections entitled "Risk Factors" and "Information Regarding Forward- Looking Statements." Certain of the external factors include, but are not limited to, the following:
Industry Factors
Our Agriculture business is primarily driven by the demand for agricultural equipment for use in the production of food, fiber, feed grain and renewable energy; home and garden applications; and the maintenance of commercial, residential and government properties. Based on USDA data, we believe farmers have recently experienced historically strong economic fundamentals, driven by growing global demand for agricultural commodities in part due to growth in renewable energy and the economies of developing countries. This strong farm economy contributed significantly to our results of operations in fiscal 2014, 2013 and 2012. We believe our large and diverse customer base within our geographic footprint of five states and four European countries limits our exposure to negative events that may occur in a particular area or crop. Additionally, we believe that acquisition opportunities will continue to be strong.
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
Seasonality & Weather
The agricultural and construction equipment businesses are highly seasonal, which causes our quarterly results and our available cash flow to fluctuate during the year. Farmers generally purchase agricultural equipment in preparation for, or in conjunction with, the spring planting and fall harvesting seasons. In addition, the fourth quarter typically is a significant period for equipment sales in the U.S. because of our customers’ year-end tax planning considerations, the timing of dealer incentives and the increase in availability of funds from completed harvests.
Seasonal weather trends, particularly severe wet or dry conditions, can have a significant impact on regional agricultural and construction market performance by affecting crop production and the ability to undertake construction projects. Weather conditions that adversely affect the agricultural or construction markets have negative effect on the demand for our products and services.
In addition, numerous external factors such as credit markets, commodity prices, and other circumstances may disrupt normal purchasing practices and buyer sentiment, further contributing to the seasonal fluctuations.
Macroeconomic Conditions
Sales of agricultural equipment historically have fluctuated with general farm economic trends, primarily driven by net farm income. Significant factors that affect net farm income include demand for farm products, commodity and livestock prices, crop yields, crop stock levels, and production costs. We use the USDA’s periodic reports of actual and projected net farm income, as well as information on commodity prices and crop yields in the U.S. and worldwide, to analyze and anticipate the impact of our customers’ sentiment on their purchasing trends. Decreases in actual or anticipated net farm income, or in any of the significant components of net farm income, generally cause decreases in equipment revenue. Net farm income has been strong and increasing in many of the recent years, however, in February 2014, the U.S. Department of Agriculture published its projection of a decrease in net farm income from calendar year 2013 to 2014, which may have a negative impact on our equipment revenue in fiscal 2015.
Sales of construction equipment historically have fluctuated with general economic cycles. During economic downturns, construction equipment retailers tend to experience similar periods of decline and recession as the general economy. The U.S. Bureau of the Census publishes periodic reports of new residential construction by region in the U.S., which we use to analyze general economic trends in the regions in which we operate and anticipate our customers’ purchasing and rental trends. Decreases in new residential construction generally cause decreases in our equipment revenue.
During economic downturns, and especially in the agriculture industry, equipment revenue generally decreases but parts and service revenue tend to be stable or even increase as the amount of land in production is unchanged because farmers may use existing equipment rather than purchasing new equipment. Gross profit margins on equipment are lower than gross profits on parts and service. As a result, this change in mix may cause our gross profit margin to increase even though our overall gross profit dollars may decrease along with the decrease in equipment revenue. Our operating expenses are largely fixed expenses, other than commissions which generally fluctuate with gross profit. When equipment revenue decreases, it may have a negative impact on our ability to leverage these fixed costs, and, as a result, may reduce our operating income.
In addition, oversupply of equipment inventory in the industry, caused by either depressed equipment sales or over-production by suppliers, may have a negative impact on our operating results, particularly equipment gross profit margin.
Dependence on our Primary Supplier
The majority of our business involves the distribution and servicing of equipment manufactured by CNH. In fiscal 2014, CNH supplied approximately 79% of the new equipment sold in our Agriculture segment, 73% of the new equipment sold in our Construction segment, and 71% of the new equipment sold in our International segment, and represented a significant portion of our parts revenue. Thus, we believe the following factors have a significant impact on our operating results:

•	CNH’s product offerings, reputation and market share

•	CNH’s product prices and incentive and discount programs

•	Supply of inventory from CNH

•	CNH provides floorplan payable financing for the purchase of a substantial portion of our inventory

•	CNH provides a significant percentage of the financing used by our customers to purchase CNH equipment from us.
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
Acquisitions
Since January 1, 2003, we have completed 51 acquisitions consisting of 109 stores operating in 11 states and three European countries, which includes two stores in fiscal 2014, 24 stores in fiscal 2013 and 15 stores in fiscal 2012. These acquisitions have been the most significant factor affecting our results of operations and liquidity over the last several years, as noted in the period-to-period comparisons below. We expect that acquisitions will continue to be an important component of our growth. Acquisitions are typically financed with floorplan payables, long-term debt and available cash balances. Although we cannot quantify the impact of any such potential acquisitions, we believe the nature of their impact on our financial statements to be similar to that experienced with our prior acquisitions as noted in our discussions of period comparisons.
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
Revenue Recognition
Equipment revenue generally is recognized upon receipt of a signed contract and delivery of product to customers. However, in certain circumstances customers request a bill and hold arrangement, in which case equipment revenue is recognized before delivery occurs. Under these bill and hold arrangements, the equipment is available for shipment, the Company has fulfilled all of its pre-delivery performance obligations and received a signed sales contract, and the customer has completed and signed a bill and hold agreement. Credit terms on bill and hold arrangements are consistent with credit terms on all other equipment sales. Parts revenue is recognized upon delivery of product to customers. Service revenue is recognized at the time the related services are provided. Rental revenue is recognized over the period of the related rental agreement. In addition to outright sales of new and used equipment, certain rental agreements may include rent-to-purchase options. Under these agreements, customers are given a period of time to exercise an option to purchase the related equipment, with a portion of the rental payments being applied to reduce the purchase price. Payments received during the rental period are recorded as rental revenue. Any such equipment is included in inventory until the purchase option is exercised, and the carrying value of the equipment is reduced in accordance with our Inventories policies. Equipment revenue is recognized upon the exercise of the purchase option.
Inventories
New and used equipment are stated at the lower of cost (specific identification) or market value with adjustments for decreases in market value on inventory rented but available for sale, estimated as a percentage of the rental income received on such inventory. All new and used equipment inventories, including that which has been rented, are subject to periodic lower of cost or market evaluation that considers various factors including aging of equipment and market conditions. Equipment inventory values are adjusted whenever the carrying amount exceeds the estimated market value. Parts inventories are valued at the lower of average cost or market value. An estimate of parts inventories not expected to be sold in the next year has been reported separately, which is based on historical sales of parts on hand. We estimate a reserve on our parts inventories based on various factors including aging and sales of each type of parts inventory. Work in process is valued at the retail rates of labor incurred and retail parts inventories used on service work in process at year end.
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
Goodwill is tested for impairment at the reporting unit level. A reporting unit is defined as an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. We identified four reporting units which carried a goodwill balance prior to impairment recorded in the current year: the Agriculture operating segment, the Construction operating segment, and the Romanian and Serbian components within the International operating segment. The carrying value of goodwill within our Serbian reporting unit is not material to our financial statements.
The goodwill impairment analysis is performed under a two-step impairment model. Step one of the analysis compares the estimated fair value of a reporting unit to its carrying value. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment, if any. The second step measures the amount of impairment loss, if any, by comparing the implied fair value of goodwill, which is estimated by comparing the estimated fair value of the reporting unit to the fair value of the underlying assets and liabilities of the reporting unit. An impairment charge is recognized for any excess of the carrying value of goodwill over the implied fair value.
We estimate the fair value of our reporting units using both a market approach in which we apply multiples of earnings before interest, taxes, depreciation and amortization of comparable guideline public companies to that of our reporting units, and an income approach in which we utilize a discounted cash flow analysis which includes a five-year forecast of future operating performance for each of the reporting units and a terminal value which estimates sustained long-term growth. The discount rate applied to the estimated future cash flows reflects our estimate of the weighted-average cost of capital of comparable companies.
We performed our annual impairment test as of the end of our fiscal year and concluded that no impairment was present for our Agriculture reporting unit. The estimated fair value of this reporting unit substantially exceeded the carrying value. Step one of our analysis for our Construction and Romanian reporting units indicated that the estimated fair value of the reporting unit was less than the carrying value, and thus we performed step two of the impairment test. The results of step two of the impairment analysis indicated that a full impairment charge of the goodwill value for each reporting unit was necessary. As a result, we recognized an impairment charge in the fourth quarter of fiscal 2014 of $5.3 million and $0.9 million of the goodwill associated with the Construction and Romanian reporting units, respectively.
Our estimates of the fair value of our reporting units incorporated certain key assumptions, including estimated revenue growth, gross margin and operating expense levels, working capital investments required to support anticipated revenue growth, capital spending trends, our estimate of long-term sustained growth, and the discount rate applied to the estimated future cash flows.
The impairment charges recognized in the fourth quarter of fiscal 2014 within our Construction and Romanian reporting units arose as the result of lowered expectations of future financial performance of these reporting units and a lower market capitalization for our company as a whole. Our assumptions about future financial performance was impacted by the current year operating performance and by the anticipated impact that challenging industry conditions existing as of the assessment date and anticipated to be present over the near-term may have on the future financial performance of these reporting units.
Indefinite-Lived Intangible Assets
Intangible assets with an indefinite life consist of distribution rights with manufacturers. We classify distribution rights as an indefinite-lived intangible asset because our distribution agreements continue indefinitely by their terms, or are routinely awarded or renewed without substantial cost to us or material modifications to the underlying agreements. As such, we believe that our distribution rights intangible assets will contribute to our cash flows for an indefinite period; therefore, the carrying amount of distribution rights is not amortized, but is tested for impairment annually, or more frequently upon the occurrence of certain events or when circumstances indicate that impairment may be present. We perform our annual impairment test as of December 31st of each year. The impairment test is performed by comparing the carrying value of the distribution right asset to its estimated fair value.
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
Under the impairment test, we estimate the fair value of our distribution rights intangible assets based on a multi-period excess earnings model, an income approach. This model allocates future estimated earnings of the store (complex) amongst working capital, fixed assets and other intangible assets of store (complex) and any remaining earnings (the “excess earnings”) are allocated to the distribution rights intangible assets. The earnings allocated to the distribution rights are then discounted to arrive at the present value of the future estimated excess earnings, which represents the estimated fair value of the distribution rights intangible asset. The discount rate applied reflects our estimate of the weighted-average cost of capital of comparable companies plus an additional risk premium to reflect the additional risk inherent in the distribution right asset.
We performed our annual impairment testing as of December 31, 2013. The results of this testing indicated that the estimated fair value of certain distribution rights assets approximated zero, thus requiring a full impairment charge. In total, we recognized an impairment charge of $1.9 million, of which $1.1 million arose from stores (complexes) within our Construction segment and $0.8 million arose from stores (complexes) within our International segment.
The impairment charges recognized within our Construction and International segments arose as the result lowered expectations of the future financial performance of these stores (complexes). Our assumptions about future financial performance were impacted by the current year operating performance of these stores (complexes) and by the anticipated impact that challenging industry conditions may have on the future financial performance of these stores (complexes).
In addition, for certain other distribution rights assets, with a combined carrying value of $5.0 million, the estimated fair value did not substantially exceed the carrying value. The percentage by which the estimated fair value exceeded the carrying value for these assets averaged approximately 6.0%.
Our estimates of the fair values of these distribution rights assets incorporated certain key assumptions, including estimated revenue growth, gross margin and operating expense levels, and the discount rate applied to the estimated future earnings.
Our key assumptions were developed for each store (complex) tested for impairment and thus varied for each store (complex). We estimated compound average revenue growth over the five-year forecast period in the range of approximately 6.0% to 19.0% depending on the store (complex). Our estimate of revenue growth was developed based on our assumptions about overall industry growth in the regions in which these stores (complexes) operate as well as an estimate of market share growth expected for a store (complex). We estimated gross margin levels to be within the range of 14.0% to 20.0% depending upon the store (complex). These estimates were developed based on historical gross margin levels and our expectation of changes from such levels. We estimated operating expenses to increase in the range of 1.0% to 6.0% over the forecast period depending upon the store (complex) and the related anticipated revenue growth. The discount rate included in our analysis was approximately 23.0% and was developed based on our estimate of the weighted-average cost of capital of comparable companies plus an additional risk premium associated with the risk inherent in the distribution right asset.
Our estimates inherently include a degree of uncertainty, and these estimates could be significantly impacted by factors such as general macroeconomic or industry conditions, conditions specific to the store (complex) supporting the distribution right assets including prolonged negative weather patterns and changes in the competitive environment.
We believe that our estimates and assumptions used in deriving the fair value of each of the distribution rights assets are reasonable and based on the best information available. However, adverse changes in macroeconomic or industry conditions or adverse changes in our expectations about the future operating performance of the store (complex) supporting the distribution rights assets could result in an impairment charge in a future period which could materially impact our results of operations and financial position.
Impairment of Long-Lived Assets
Our long-lived assets consist of our property and equipment and intangible assets. We review these assets for potential impairment whenever events or circumstances indicate that the carrying value may not be recoverable. Recoverability is measured by comparing the estimated future undiscounted cash flows of such assets to their carrying values. If the estimated undiscounted cash flows exceed the carrying value, the carrying value is considered recoverable and no impairment recognition is required. However, if the sum of the undiscounted cash flows is less than the carrying value of the asset, the second step of the impairment analysis must be performed to measure the amount of the impairment, if any. The second step of the impairment analysis compares the estimated fair value of the long-lived asset to its carrying value and any amount by which the carrying value exceeds the fair value is recognized as an impairment charge.
As of the end of our 2014 fiscal year we determined that the current period operating loss combined with historical losses and anticipated future operating losses within certain of our stores in our Construction segment was an indication that certain long-lived assets of these stores may not be recoverable. The asset types included in our assessment included immovable long-lived assets (e.g., leasehold improvements) and other assets in which it would be impracticable for us to redeploy the assets to other locations (e.g., furniture and fixtures). We performed the impairment analyses for these assets and determined that the carrying values are not recoverable based on our estimates of future undiscounted cash flows under step one of the impairment analysis. Based on this conclusion we performed step two of the impairment analysis and estimated the fair value of these assets using a discounted cash flow model. The results of our analyses indicated that a full impairment charge was necessary, and thus we recognized an impairment loss of $1.5 million, all of which impacted our Construction segment.
Income Taxes
In determining taxable income for financial statement purposes, we must make certain judgments and estimates, including an assessment of the realizability of our deferred tax assets. In evaluating our ability to realize the benefit of our deferred tax assets we consider all available positive and negative evidence, including our historical operating results and our expectation of future taxable income, the availability to implement prudent tax-planning strategies, and the carryback, if any, and carryforward periods over which the assets may be realized. These assumptions require significant judgment and estimation.
In reviewing our deferred tax assets as of the end of fiscal 2014, we concluded that a full valuation allowance for the deferred tax assets in certain of our foreign jurisdictions was warranted. In total, we recognized a valuation allowance of $1.9 million which was recorded as an additional provision for income taxes and negatively impacted our effective tax rate. This conclusion was principally based on the presence of historical losses and the anticipated time period over which we may generate taxable income in excess of these historical losses.
Our assessment of the need for and magnitude of the recognized valuation allowances may be impacted by changes in tax laws, our assumptions regarding the ability to generate future taxable income and the availability of tax-planning strategies.

Changes in any of these factors could lead to a change in the recognized valuation allowance which may impact our future results of operations and financial position.
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
Key Financial Metrics
In addition to tracking our sales and expenses to evaluate our operational performance, we also monitor certain key financial metrics, including dollar utilization, absorption, same-store sales and inventory turnover.
Dollar Utilization
Dollar utilization is a measurement of asset performance and profitability used in the rental industry. We calculate the dollar utilization of our rental fleet equipment by dividing the rental revenue earned on our rental fleet by the average gross carrying value of our rental fleet for that period. Our dollar utilization rate was 30.3%, 31.5% and 42.5% for fiscal years 2014, 2013 and 2012, respectively. While our rental fleet has variable expenses related to repairs and maintenance, its primary expense for depreciation is fixed. Low utilization of our rental fleet has a negative impact on gross profit margin and gross profit dollars due to the fixed depreciation component. However, high utilization of our rental fleet has a positive impact on gross profit margin and gross profit dollars.
Absorption
Absorption is an industry term that refers to the percentage of an equipment dealer's fixed operating expense covered by the combined gross margin from our parts and service and rental fleet activity. Absorption in a given period is calculated by dividing our gross profit from sales of parts, service and rental fleet activity in the period by the difference between (i) our operating expenses (including interest on floorplan payable and rental fleet debt balances) and (ii) our variable expense of sales commissions on equipment sales and incentive compensation in the same period. We believe that absorption is an important management metric because during economic down cycles our customers tend to postpone new and used equipment purchases while continuing to run, maintain and repair their existing equipment. Thus, operating at a high absorption rate enables us to operate profitably throughout economic down cycles. We measure and track absorption on a company-wide basis as well as on a per store basis. Our company-wide absorption rate was 71.2%, 77.3% and 83.5% for fiscal years 2014, 2013 and 2012, respectively.
Same-Store Results
Same-store results for any period represent results of operations by stores that were part of our company for the entire comparable period in the preceding fiscal year. We do not distinguish relocated or newly-expanded stores in this same-store analysis. Closed stores are excluded from the same-store analysis. Stores that do not meet the criteria for same-store classification are described as acquisition stores throughout the Results of Operations section in this Annual Report on Form 10-K. We believe that tracking this metric is important to evaluating the success of the Titan Operating Model on a comparable basis.

Inventory Turnover
Inventory turnover measures the rate at which inventory is sold during the year. We calculate it by dividing cost of sales on equipment and parts for the last twelve months divided by the average of the month-end balances of our equipment and parts inventories for the same twelve-month period. Our equipment inventory turnover was 1.6, 1.9 and 2.2 for fiscal years 2014, 2013 and 2012, respectively.
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
Floorplan Interest
The cost of financing inventory is an important factor affecting our results of operations. Floorplan payable financing from CNH Capital and our Credit Agreement represent the primary sources of financing for equipment inventories. CNH regularly offers interest-free periods as well as additional incentives and special offers. As of January 31, 2014, approximately 44% of our floorplan payable was non-interest bearing.
Other Interest Expense
Interest expense represents the interest on our outstanding debt instruments, including our Senior Convertible Notes issued in April 2012, other than floorplan payable financing facilities.
Results of Operations
Comparative financial data for each of our four sources of revenue for fiscal 2014, 2013, and 2012 are expressed below. The results of these periods include the operating results of the acquisitions made during these periods. The period-to-period comparisons included below are not necessarily indicative of future results. Information regarding segment revenue and income (loss) before income taxes is presented for each period following our discussion of the consolidated results of operations. During the year ended January 31, 2014, the Company determined that its International operations were a separate reportable segment. Thus, the financial information for the years ended January 31, 2013 and 2012 has been reclassified for comparability with current year presentation. Additional information regarding our segments is included in Note 19 of our audited financial statements.

	Year Ended January 31,
	2014	2013	2012
	(dollars in thousands)
Equipment
Revenue	$1,722,738	$1,763,877	$1,303,900
Cost of revenue	1,576,246	1,600,233	1,171,618
Gross profit	$146,492	$163,644	$132,282
Gross profit margin	8.5%	9.3%	10.1%
Parts
Revenue	$275,750	$242,368	$201,404
Cost of revenue	192,199	169,164	140,096
Gross profit	$83,551	$73,204	$61,308
Gross profit margin	30.3%	30.2%	30.4%
Service
Revenue	$149,082	$127,779	$103,474
Cost of revenue	54,608	45,748	37,236
Gross profit	$94,474	$82,031	$66,238
Gross profit margin	63.4%	64.2%	64.0%
Rental and other
Revenue	$78,876	$64,396	$50,214
Cost of revenue	55,319	43,914	34,581
Gross profit	$23,557	$20,482	$15,633
Gross profit margin	29.9%	31.8%	31.1%
The following table sets forth our statements of operations data expressed as a percentage of revenue for the periods indicated.

	Year Ended January 31,
	2014	2013	2012
Revenue
Equipment	77.4%	80.3%	78.6%
Parts	12.4%	11.0%	12.2%
Service	6.7%	5.8%	6.2%
Rental and other	3.5%	2.9%	3.0%
Total revenue	100.0%	100.0%	100.0%
Total cost of revenue	84.4%	84.6%	83.4%
Gross profit	15.6%	15.4%	16.6%
Operating expenses	13.1%	11.2%	11.7%
Impairment	0.4%	—%	—%
Income from operations	2.1%	4.2%	4.9%
Other income (expense)	(1.3)%	(1.0)%	(0.5)%
Income before income taxes	0.8%	3.2%	4.4%
Provision for income taxes	(0.4)%	(1.3)%	(1.7)%
Net income including noncontrolling interest	0.4%	1.9%	2.7%
Net loss attributable to noncontrolling interest	—%	—%	—%
Net income attributable to Titan Machinery Inc.	0.4%	1.9%	2.7%

Fiscal Year Ended January 31, 2014 Compared to Fiscal Year Ended January 31, 2013
Consolidated Results
Revenue

	Fiscal Year Ended January 31, 2014	Fiscal Year Ended January 31, 2013	Increase/ (Decrease)	Percent Change
		(dollars in thousands)
Equipment	$1,722,738	$1,763,877	$(41,139)	(2.3)%
Parts	275,750	242,368	33,382	13.8%
Service	149,082	127,779	21,303	16.7%
Rental and other	78,876	64,396	14,480	22.5%
Total Revenue	$2,226,446	$2,198,420	$28,026	1.3%
The increase in total revenue for fiscal 2014, as compared to fiscal 2013, was primarily due to acquisitions contributing $157.9 million, offset by a decrease in same-store sales of $129.9 million. This decrease in same-store sales reflected a 6.2% decrease over the prior year and was driven by a decrease in equipment revenue. The decrease in equipment revenue was mainly caused by challenging industry conditions such as decreases in agricultural commodity prices, increased agriculture equipment prices, and continued difficult conditions in the construction industry, which are discussed in more detail in the Segment Reporting section below. Our Agriculture and Construction segments had lower same-store sales in fiscal 2014 compared to fiscal 2013, primarily driven by challenging industry conditions in each of these segments, while our International segment had growth in same-store sales over the comparable period of the prior year.
Gross Profit

	Fiscal Year Ended January 31, 2014	Fiscal Year Ended January 31, 2013	Increase/ (Decrease)	Percent Change
		(dollars in thousands)
Gross Profit
Equipment	$146,492	$163,644	$(17,152)	(10.5)%
Parts	83,551	73,204	10,347	14.1%
Service	94,474	82,031	12,443	15.2%
Rental and other	23,557	20,482	3,075	15.0%
Total Gross Profit	$348,074	$339,361	$8,713	2.6%
Gross Profit Margin
Equipment	8.5%	9.3%	(0.8)%	(8.6)%
Parts	30.3%	30.2%	0.1%	0.3%
Service	63.4%	64.2%	(0.8)%	(1.2)%
Rental and other	29.9%	31.8%	(1.9)%	(6.0)%
Total Gross Profit Margin	15.6%	15.4%	0.2%	1.3%
Gross Profit Mix
Equipment	42.1%	48.2%	(6.1)%	(12.7)%
Parts	24.0%	21.6%	2.4%	11.1%
Service	27.1%	24.2%	2.9%	12.0%
Rental and other	6.8%	6.0%	0.8%	13.3%
Total Gross Profit Mix	100.0%	100.0%	—%	—%
The increase in total gross profit for fiscal 2014, as compared to fiscal 2013, was primarily due to an increase in parts, service and rental and other revenue, and offset mainly by a decrease in gross profit margin on equipment. Acquisitions contributed $22.6 million of the increase in total gross profit, which was offset by a decrease in same-store sale gross profit of $13.9 million. The increase in total gross profit margin from 15.4% in fiscal 2013 to 15.6% in fiscal 2014 was due to the change in gross profit mix to our higher-margin parts and service businesses, and mainly offset by the decrease in gross profit margin on equipment. The decrease in equipment gross profit margin was negatively impacted by the challenging industry conditions such as decreases in commodity prices and increased equipment prices in the agriculture industry, and continued

difficult conditions and oversupply of equipment inventory in the construction industry, which factors forced a reduction in equipment prices. These factors are discussed in more detail in the Segment Reporting section below.
Operating Expenses

	Fiscal Year Ended January 31, 2014	Fiscal Year Ended January 31, 2013	Increase	Percent Change
		(dollars in thousands)
Operating expenses	$291,202	$247,557	$43,645	17.6%
Operating expenses as a percentage of revenue	13.1%	11.2%	1.9%	17.0%
The increase in operating expenses was primarily due to the additional costs associated with acquisitions and expanding our distribution network, such as compensation, rent, travel and depreciation. As a percentage of total revenue, operating expenses increased to 13.1% in fiscal 2014 compared to 11.2% in fiscal 2013. The increase in operating expenses as a percentage of revenue was caused by the decrease in same-store sales, which negatively affected our ability to leverage fixed operating costs, the Construction stores acquired in fiscal year 2013 and the first quarter of fiscal 2014, and other ongoing costs of building an expanded Construction and International distribution network in these two segments. Most of the recently acquired Construction stores are currently operating at a higher operating expense ratio than our average Construction store, as they are underperforming in regards to revenue levels in the markets in which they are located.
Impairment

	Fiscal Year Ended January 31, 2014	Fiscal Year Ended January 31, 2013	Increase	Percent Change
		(dollars in thousands)
Impairment	$9,997	$—	$9,997	100.0%
During our annual impairment tests in the fourth quarter of fiscal 2014, we determined that certain goodwill, other intangible assets and long-lived assets were impaired in our Construction and International segments, resulting in $10.0 million impairment expense recognized in fiscal 2014. No such impairment was recognized in fiscal 2013.
Other Income (Expense)

	Fiscal Year Ended January 31, 2014	Fiscal Year Ended January 31, 2013	Increase	Percent Change
		(dollars in thousands)
Interest and other income	$2,109	$1,654	$455	27.5%
Floorplan interest expense	(16,764)	(13,297)	3,467	26.1%
Other interest expense	(13,791)	(9,465)	4,326	45.7%
The increase in floorplan interest expense of $3.5 million was due to the increase in floorplan payable balances associated with higher equipment inventory levels in fiscal 2014, as compared to fiscal 2013. The increase in other interest expense of $4.3 million, as compared to the prior year, was primarily due to an increase in long-term debt associated with our rental fleet and our Senior Convertible Notes issued in April 2012.
Provision for Income Taxes

	Fiscal Year Ended January 31, 2014	Fiscal Year Ended January 31, 2013	Decrease	Percent Change
		(dollars in thousands)
Provision for income taxes	$10,325	$28,137	$(17,812)	(63.3)%
Our effective tax rate increased from 39.8% in fiscal 2013 to 56.0% in fiscal 2014, primarily due to losses in certain of our International entities with lower statutory tax rates than in the U.S., and recording valuation allowances of $1.9 million on deferred tax assets, including net operating loss carryforwards, in the foreign jurisdictions which have historical losses.

Segment Results

	Fiscal Year Ended January 31, 2014	Fiscal Year Ended January 31, 2013	Increase/ (Decrease)	Percent Change
		(dollars in thousands)
Revenue
Agriculture	$1,765,821	$1,827,023	$(61,202)	(3.3)%
Construction	405,822	380,295	25,527	6.7%
International	145,884	72,510	73,374	101.2%
Segment revenue	2,317,527	2,279,828	37,699	1.7%
Eliminations	(91,081)	(81,408)	(9,673)	(11.9)%
Total	2,226,446	2,198,420	28,026	1.3%

Income (Loss) Before Income Taxes
Agriculture	$59,574	$83,256	$(23,682)	(28.4)%
Construction	(28,083)	(4,708)	(23,375)	(496.5)%
International	(5,544)	541	(6,085)	(1,124.8)%
Segment income (loss) before income taxes	25,947	79,089	(53,142)	(67.2)%
Shared Resources	(6,650)	(6,902)	252	3.7%
Eliminations	(868)	(1,491)	623	41.8%
Total	18,429	70,696	(52,267)	(73.9)%
Agriculture
Agriculture segment revenue for fiscal 2014 decreased 3.3% compared to the same period last year. The revenue decrease was due to a decrease in Agriculture same-store sales of 7.1% as compared to fiscal 2013, which primarily resulted from the following factors which negatively impacted customer sentiment in fiscal 2014 as compared to fiscal 2013: challenging agriculture conditions such as decreases in agricultural commodity prices, lower crop yields in the areas in which the Company operates relative to crop yields in other parts of the United States, and increased equipment retail prices. The commodity price of corn, which is the predominant crop in our Agriculture store footprint, decreased significantly from the price during the previous period, mainly as a result of an increase in U.S. corn supply compared to last year. Prices of late-model agriculture equipment with Tier 4A engine emission technology increased in advance of the introduction of equipment with Tier 4B technology. These price increases from our suppliers have been difficult to pass on to our customers as decreased emissions are a lower value proposition to our customers than other equipment improvement price increases, such as increased horsepower or increased fuel efficiency. Higher pricing without perceived additional value puts pressure on our equipment sales and price realization, which also compresses our equipment gross profit margin.
Agriculture segment income before income taxes for fiscal 2014 decreased 28.4% compared to fiscal 2013, primarily due to a decrease in gross profit margin on equipment, an increase in operating expenses and an increase in floorplan interest expense. The gross profit margin on equipment was negatively impacted by the previously discussed industry conditions and pressure on used equipment values. The increase in operating expense as a percentage of revenue was caused by the decrease in Agriculture segment same-store sales, which negatively affected our ability to leverage our fixed operating costs. The increase in floorplan interest expense is primarily due to higher floorplan payable balances than in the same period last year, which resulted from higher equipment inventory levels in fiscal 2014, as compared to fiscal 2013.
Construction
Construction segment revenue for fiscal 2014 increased 6.7% compared to the same period last year. The revenue increase was due to acquisitions, offset by a Construction same-store sales decrease of 3.9% over fiscal 2013. The decrease in same-store sales was primarily caused by continued difficult Construction industry conditions, primarily as a result of decreased retail demand combined with an over-supply of equipment inventory throughout the industry and in our footprint. The over-supply in a soft retail environment causes much competition within the retail business and also compresses equipment gross profit margins.
Our Construction segment loss before income taxes was $28.1 million for fiscal 2014 compared to segment loss before income taxes of $4.7 million for fiscal 2013. The increased loss was primarily due to impairment charges, lower gross profit on equipment, an increase in operating expenses, and an increase in floorplan interest expense and other interest expense, as compared to the same period in the prior year. Impairment charges of $8.2 million were recognized in fiscal 2014, primarily related to the impairment of the entire goodwill balance, certain distribution rights and certain long-lived assigned to the Construction segment. Our equipment gross profit margin was compressed due to the previously discussed challenging industry conditions. The increase in operating expense as a percentage of revenue was caused by the decrease in segment same-store sales, which negatively affected our ability to leverage our fixed operating costs, our recently acquired Construction stores and other ongoing costs of building an expanded distribution network. The Construction stores acquired in fiscal 2013 and the first quarter of fiscal 2014 are currently operating at a higher operating expense ratio than our average Construction store, as they are underperforming in regards to revenue levels in the markets in which they are located. The increase in floorplan and other interest expense resulted from higher floorplan payable and long-term debt associated with our rental fleet, respectively, as compared to the same period in the prior year. The dollar utilization of our rental fleet decreased to 30.3% in fiscal 2014, from 31.5% in fiscal 2013.
International
International segment revenue for fiscal 2014 increased $73.4 million compared to the same period last year, primarily due to acquisitions and new store openings, and a same-store sale increase of 17.5%.
Our International segment loss before income taxes was $5.5 million for fiscal 2014 compared to segment income before income taxes of $0.5 million for the same period last year. This decrease was primarily due to impairment charges, a decrease in gross profit margins on equipment and increases in operating expenses and floorplan interest expense. Impairment charges of $1.8 million were recognized in fiscal 2014, related to the impairment of the goodwill balance and distribution rights of one of our International entities. Equipment gross profit margin was negatively impacted by decreases in agricultural commodity prices, which negatively impacted customer sentiment and profitability in fiscal 2014 as compared to the prior year. The increases in operating expenses and floorplan interest expense, primarily reflect costs of building our recently expanded footprint in Eastern Europe, including establishment of an regional operations center to support our European stores.
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

Gross Profit

	Fiscal Year Ended January 31, 2013	Fiscal Year Ended January 31, 2012	Increase/ (Decrease)	Percent Change
		(dollars in thousands)
Gross Profit
Equipment	$163,644	$132,282	$31,362	23.7%
Parts	73,204	61,308	11,896	19.4%
Service	82,031	66,238	15,793	23.8%
Rental and other	20,482	15,633	4,849	31.0%
Total Gross Profit	$339,361	$275,461	$63,900	23.2%
Gross Profit Margin
Equipment	9.3%	10.1%	(0.8)%	(7.9)%
Parts	30.2%	30.4%	(0.2)%	(0.7)%
Service	64.2%	64.0%	0.2%	0.3%
Rental and other	31.8%	31.1%	0.7%	2.3%
Total Gross Profit Margin	15.4%	16.6%	(1.2)%	(7.2)%
Gross Profit Mix
Equipment	48.2%	48.0%	0.2%	0.4%
Parts	21.6%	22.3%	(0.7)%	(3.1)%
Service	24.2%	24.0%	0.2%	0.8%
Rental and other	6.0%	5.7%	0.3%	5.3%
Total Gross Profit Mix	100.0%	100.0%	—%	—%
The increase in gross profit was primarily due to increased revenue, partially offset by a decrease in gross profit margin for equipment. Acquisitions contributed $35.1 million of the increase in total gross profit, while same-store gross profit provided the remaining $28.8 million. The decrease in gross profit margin from 16.6% in fiscal 2012 to 15.4% in fiscal 2013 was primarily due to the decrease in gross profit margin for equipment and change in sales mix, in which our equipment business contributed a larger percentage of our total gross profit, as compared to the prior year. The gross profit margin on equipment was negatively impacted by competitive Agriculture and Construction equipment retail environments in the regions in which we operate. Due to these factors, we were able to maintain sales activity but experienced a compression in our overall equipment margins and in particular our used equipment margins.
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
The increase in floorplan interest expense of $5.0 million and other interest expense of $8.1 million, as compared to the prior year, was due to the increase in floorplan payable balances associated with higher equipment inventory levels in fiscal 2013, as compared to fiscal 2012, and our Senior Convertible Notes issued in April 2012.
Provision for Income Taxes

	Fiscal Year Ended January 31, 2013	Fiscal Year Ended January 31, 2012	Decrease	Percent Change
		(dollars in thousands)
Provision for income taxes	$28,137	$29,429	$(1,292)	(4.4)%
Our effective tax rate decreased slightly from 40.0% in fiscal 2012 to 39.8% in fiscal 2013.
Segment Results

	Fiscal Year Ended January 31, 2013	Fiscal Year Ended January 31, 2012	Increase/ (Decrease)	Percent Change
		(dollars in thousands)
Revenue
Agriculture	$1,827,023	$1,435,387	$391,636	27.3%
Construction	380,295	279,152	101,143	36.2%
International	72,510	5,907	66,603	1,127.5%
Segment revenue	2,279,828	1,720,446	559,382	32.5%
Eliminations	(81,408)	(61,454)	(19,954)	(32.5)%
Total	2,198,420	1,658,992	539,428	32.5%

Income (Loss) Before Income Taxes
Agriculture	$83,256	$73,953	$9,303	12.6%
Construction	(4,708)	5,461	(10,169)	(186.2)%
International	541	458	83	18.1%
Segment income (loss) before income taxes	79,089	79,872	(783)	(1.0)%
Shared Resources	(6,902)	(5,993)	(909)	(15.2)%
Eliminations	(1,491)	(305)	(1,186)	(388.9)%
Total	70,696	73,574	(2,878)	(3.9)%
Agriculture
Agriculture segment revenue for fiscal 2013 increased 27.3% compared to fiscal 2012. The revenue increase was primarily due to acquisitions and an Agriculture same-store sales increase of 19.4% over fiscal 2012. The same-store sales growth was positively impacted by a strong equipment market primarily caused by strong net farm income for calendar year 2012.
Agriculture segment income before income taxes increased 12.6% in fiscal 2013 primarily due to higher revenues. This increase was partially offset by a decrease in gross profit margin for equipment, which was negatively impacted by increased equipment availability in the market resulting in a competitive equipment retail environment, and an increase in floorplan interest expense resulting from higher floorplan payable balances, as compared to the same period in the prior year.
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
Construction segment income (loss) before income taxes decreased $10.2 million in fiscal 2013 primarily due to a lower gross profit margin on equipment, a decrease in the dollar utilization of our rental fleet from 35.3% in fiscal 2012 to 31.3% in fiscal 2013, and an increase in floorplan interest expense and other interest expense, as compared to the prior year. The decrease in the gross profit margin on equipment was primarily due to competitive markets in the regions in which we operate, caused by an increase in equipment supply in the construction industry and the associated competitive pricing pressures, especially affecting some of our stores in larger metro areas. The increase in floorplan interest expense and other interest expense resulted from an increase in floorplan payable balances and rental fleet debt, respectively, as compared to the prior year.
International
We purchased our first two International stores in December 2011 and, combined with our existing export business, earned revenue of $5.9 million and income before income taxes of $0.5 million in fiscal 2012. In fiscal 2013, we acquired an additional eight stores and opened three new stores, resulting in revenue of $72.5 million and income before income taxes of $0.5 million for the year.
Shared Resources/Eliminations
We incur centralized expenses/income at our general corporate level, which we refer to as "Shared Resources," and then allocate these net expenses to our segments. Since these allocations are set early in the year, unallocated balances may occur.
Eliminations remove any inter-company revenues or income before income taxes residing in our segment results.
Liquidity and Capital Resources
Sources of Liquidity
Our primary sources of liquidity are cash reserves, cash from operations, proceeds from our public stock offerings, proceeds from the issuance of our Senior Convertible Notes, and borrowings under our floorplan payable and other credit facilities. We expect these sources of liquidity to be sufficient to fund our working capital requirements, acquisitions, capital expenditures and other investments in our business, service our debt, pay our tax obligations and commitments and contingencies, and meet any seasonal operating requirements for the foreseeable future.
The non-U.S. subsidiaries for which we have elected to permanently reinvest earnings outside of the U.S. held $4.9 million and $10.1 million of cash as of January 31, 2014 and 2013, respectively. Our current plans do not demonstrate a need to, nor do we have plans to, repatriate the retained earnings from these subsidiaries, as the earnings are permanently reinvested. However, if we determine, in the future, that it is necessary to repatriate these funds or we sell or liquidate any of these subsidiaries, we may be required either to pay taxes, or make distributions to our members to pay taxes associated with the repatriation or the sale or liquidation of these subsidiaries. We may also be required to accrue and pay withholding taxes, depending on the foreign jurisdiction from which the funds are repatriated.
Floorplan Payable Credit Facilities
Floorplan payable balances reflect the amount owed for new equipment inventory purchased from a manufacturer and used equipment inventory, which is primarily purchased through trade-in on equipment sales. Certain of the manufacturers from which we purchase new equipment inventory offer financing on these purchases, either offered directly from the manufacturer or through the manufacturers’ captive finance subsidiaries. CNH's captive finance subsidiaries, CNH Capital, also provides financing of used equipment inventory. We also have floorplan payable balances with non-manufacturer lenders for new and used equipment inventory. Changes in manufacturer floorplan payable are reported as operating cash flows and changes in non-manufacturer floorplan payable are reported as financing cash flows in the Company's consolidated statements of cash flows.

As of January 31, 2014, the Company had discretionary floorplan payable lines of credit for equipment purchases totaling approximately $1.176 billion, which includes a $350.0 million Floorplan Payable Line with the Wells Fargo Bank Syndicate, a $450.0 million credit facility with CNH Capital and a $225.0 million credit facility with Agricredit. Floorplan payable relating to these credit facilities totaled approximately $692.8 million of the total floorplan payable balance of $750.5 million outstanding as of January 31, 2014 and $662.2 million of the total floorplan payable balance of $689.4 million outstanding as of January 31, 2013. As of January 31, 2014, the Company had approximately $410.7 million in available borrowings remaining under these lines of credit (net of adjustments based on borrowing base calculations and standby letters of credit under the Wells Fargo credit agreement, and rental fleet financing and other acquisition-related financing arrangements under the CNH Capital credit facility). As of January 31, 2014, the Company was in compliance with all financial covenants. Additional details of each of these credit facilities is disclosed in Note 6 to our consolidated financial statements included in this annual report.
Long-Term Debt Facilities
The Working Capital Line is used to finance our working capital requirements. As of January 31, 2014 we had $47.8 million outstanding on the Working Capital Line. We also finance our rental fleet and other property and equipment purchases with long-term debt agreements with various lenders.
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
In fiscal 2014, we used $0.8 million in cash for rental fleet purchases and $18.2 million in cash for property and equipment purchases, which primarily related to store construction projects and development of our Enterprise Resource Planning ("ERP") software program. In fiscal 2013, we used $13.4 million in cash for rental fleet purchases and $26.5 million in cash for property and equipment purchases, which primarily related to store construction projects, development of our ERP software program and purchases of vehicles, including service trucks. During fiscal 2014, we completed the roll-out of the ERP system to all of our U.S. stores. Historically, and as we've been working to expand our rental business, we have sourced a significant portion of our rental fleet additions from our equipment inventory. These transfers from inventory totaled $41.6 million and $15.4 million in fiscal 2014 and 2013, respectively, and are disclosed as supplemental disclosures of noncash investing and financing activities on our consolidated statements of cash flows.We expect our cash expenditures for property and equipment, exclusive of acquisitions and rental fleet, for fiscal 2015 to be approximately $10.0 million to $15.0 million. The actual amount of our fiscal 2015 property and equipment expenditures will depend upon factors such as general economic conditions, growth prospects for our industry and our acquisition activity. We currently expect to finance property and equipment purchases with borrowings under the existing credit facilities, financing with long-term debt, with available cash or with cash flow from operations. We may need to incur additional debt if we pursue any future acquisitions.
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
There can be no assurances, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under the credit facilities with the Wells Fargo Bank Syndicate, CNH Capital and Agricredit in amounts sufficient to allow us to service our indebtedness and to meet our other commitments. If we are unable to generate sufficient cash flow from operations or to obtain sufficient future borrowings, we may be required to seek one or more alternatives such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. There can be no assurances that we will be able to succeed with one of these alternatives on commercially reasonable terms, if at all. In addition, if we pursue strategic acquisitions, we may require additional equity or debt financing to consummate the transactions, and we cannot assure you that we will succeed in obtaining this financing on favorable terms or at all. If we incur additional indebtedness to finance any of these transactions, this may place increased demands on our cash flow from operations to service the resulting increased debt. Our existing debt agreements contain restrictive covenants that may restrict our ability to adopt any of these alternatives. Any non-compliance by us under the terms of our debt agreements could result in an event of default which, if not cured, could result in the acceleration of our debt.
Cash Flow
Cash Flow Used For Operating Activities
Net cash used for operating activities was $82.2 million in fiscal 2014, compared to $115.3 million in fiscal 2013. Net cash used for operating activities in fiscal 2014 and fiscal 2013 was primarily attributable to an increase in our inventories, and partially offset by an increase in the floorplan payable financing of such inventories and net income after non-cash adjustments. The decrease in net cash used for operating activities from fiscal 2013 to fiscal 2014 was primarily due to changes in working capital, such as a decrease in accounts receivable and increases in customer deposits and accrued expenses, and partially offset by a decrease in net income after non-cash adjustments. We evaluate our cash flow from operating activities net of all floorplan payable activity. Taking this adjustment into account, our non-GAAP cash used for operating activities was $50.8 million for fiscal 2014 and $6.9 million for fiscal 2013. This increase from fiscal 2013 to 2014 in non-GAAP cash used for operating activities was due to a lower level of floorplan payable financing on our equipment inventories and a decrease in net income including noncontrolling interest. For reconciliation of this non-GAAP financial measure, please see the Non-GAAP Cash Flow Reconciliation below.
Net cash used for operating activities was $115.3 million in fiscal 2013, compared to 182.2 million in fiscal 2012. Net cash used for operating activities in fiscal 2013 and fiscal 2012 was primarily attributable to an increase in our inventories, and partially offset by the floorplan payable financing of such inventories and net income after non-cash adjustments. The decrease in net cash used for operating activities from fiscal 2012 to fiscal 2013 was primarily due to purchasing less inventories in fiscal 2013 than in fiscal 2012, and primarily offset by changes in working capital, such as customer deposits and accrued expenses. Our non-GAAP cash used for operating activities was $6.9 million for fiscal 2013 and $14.1 million for fiscal 2012. This decrease from fiscal 2012 to 2013 in non-GAAP cash used for operating activities was due to a higher level of floorplan payable financing on our equipment inventories.
Cash Flow Used For Investing Activities
Net cash used for investing activities is primarily comprised of cash used for property and equipment purchases and in business combinations for purchases of dealerships, and primarily offset by proceeds from the sale of property and equipment. We also have non-cash property and equipment additions through the transfer of inventories to rental fleet and property and equipment purchases financed with long-term debt.
Net cash used for investing activities was $7.1 million in fiscal 2014, compared to $64.1 million in fiscal 2013. In fiscal 2014, we had cash used for property and equipment purchases, including rental fleet, totaling $19.0 million and non-cash property and equipment purchases totaling $63.8 million, which primarily related to the building of our rental fleet, store construction projects and development costs of our Enterprise Resource Planning ("ERP") software program. We also used $4.8 million for two business combinations consisting of two stores. These uses of cash were offset by $16.7 million received upon the sale of property and equipment. The decrease in net cash used for investing activities from fiscal 2013 to fiscal 2014 was primarily due to less business combination activity and less cash used for property and equipment purchases.
Net cash used for investing activities was $64.1 million in fiscal 2013, compared to $66.6 million in fiscal 2012. In fiscal 2013, we had cash used for property and equipment purchases, including rental fleet, totaling $39.8 million and non-cash property and equipment purchases totaling $51.9 million, which primarily related to the building of our rental fleet, store construction projects and development costs of our Enterprise Resource Planning ("ERP") software program. We also used $31.9 million for eight business combinations consisting of 20 stores. These uses of cash were offset by $8.4 million received upon the sale of property and equipment. The decrease in net cash used for investing activities from fiscal 2012 to fiscal 2013 was primarily due to less cash used for business combinations and more cash received upon the sale of property and equipment, offset by an increase in cash used for property and equipment purchases.
Cash Flow Provided By Financing Activities
Net cash provided by financing activities was $39.8 million in fiscal 2014 and $224.2 million in fiscal 2013. In fiscal 2014, we had a net increase in our non-manufacturer floorplan payable of $31.4 million and proceeds from our long-term debt borrowings exceeding payments by $10.0 million. The increase in our non-manufacturer floorplan payable was due to our increase in equipment inventories as of January 31, 2014, as compared to January 31, 2013. The decrease in net cash provided by financing activities from fiscal 2013 to fiscal 2014 was primarily due to the net proceeds from Senior Convertible Notes of $145.2 million received in fiscal 2013, and less of an increase in non-manufacturer floorplan payable in fiscal 2014 as compared to fiscal 2013.

Net cash provided by financing activities was $224.2 million in fiscal 2013 and $252.6 million in fiscal 2012. In fiscal 2013, we issued Senior Convertible Notes and received net proceeds of $145.2 million which were used to reduce certain interest-bearing floorplan payable and long-term debt balances. We also had a net increase in our non-manufacturer floorplan payable of $108.4 million, which was offset by payments on our long-term debt exceeding borrowings by $31.5 million. The increase in our non-manufacturer floorplan payable was due to our increase in equipment inventories as of January 31, 2013, as compared to January 31, 2012. The decrease in net cash provided by financing activities from fiscal 2013 to fiscal 2012 was primarily due to less of an increase in non-manufacturer floorplan payable and an increase in net payments on our long-term debt in fiscal 2013 as compared to fiscal 2012, partially offset by the increased proceeds from the fiscal 2013 Senior Convertible Notes offering as compared to the fiscal 2012 follow-on common stock offering.
Non-GAAP Cash Flow Reconciliation
We consider our cash flow from operating activities to include all equipment inventory financing activity regardless of whether we obtain the financing from a manufacturer or other source. We consider equipment inventory financing with both manufacturers and other sources to be part of the normal operations of our business and use the adjusted cash flow analysis in the evaluation of our equipment inventory and inventory flooring needs. Non-GAAP cash flow used for operating activities is a non-GAAP financial measure which is adjusted for non-manufacturer floorplan payable. The adjustment is equal to the net change in non-manufacturer floorplan payable, as shown on the consolidated statements of cash flows. GAAP categorizes non-manufacturer floorplan payable as financing activities in the consolidated statements of cash flows.
We believe that the presentation of non-GAAP cash flow used for operating activities is relevant and useful to our investors because it provides information on activities we consider normal operations of our business, regardless of financing source. The following table reconciles net cash (used for operating activities, a GAAP measure, to non-GAAP cash flow used for operating activities and net cash provided by financing activities, a GAAP measure, to non-GAAP cash flow provided by financing activities.

	As Reported	Adjustment	Non-GAAP Measures
	(in thousands)
Fiscal 2014
Net cash used for operating activities	$(82,243)	$31,395	$(50,848)
Net cash provided by financing activities	39,803	(31,395)	8,408
Fiscal 2013
Net cash used for operating activities	$(115,325)	$108,417	$(6,908)
Net cash provided by financing activities	224,227	(108,417)	115,810
Fiscal 2012
Net cash used for operating activities	$(182,185)	$168,118	$(14,067)
Net cash provided by financing activities	252,573	(168,118)	84,455

Certain Information Concerning Off-Balance Sheet Arrangements
As of January 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. In the normal course of our business activities, we lease real estate, vehicles and equipment under operating leases.

Contractual and Commercial Commitment Summary
Our contractual obligations and commercial commitments as of January 31, 2014 are summarized below:

		Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(in thousands)
Long-term debt obligations (1)	$108,167	$5,360	$44,074	$50,457	$8,276
Senior convertible note obligations (2)	179,531	5,625	11,250	11,250	151,406
Operating lease (3)	190,671	22,481	36,798	31,383	100,009
Purchase obligations (4)	1,378	477	858	43	—
Interest rate swap obligations (5)	7,604	634	3,802	3,168	—
Other long-term liabilities (6)	5,642	—	5,642	—	—
Total	$492,993	$34,577	$102,424	$96,301	$259,691
___________________________________________

(1)	Includes obligations under notes payable issued in favor of our lenders and estimates of interest payable.

(2)	Includes coupon payments of interest on the contractual payment dates and payment of the principal balance on the maturity date of May 2019.

(3)
Includes minimum lease payment obligations under operating leases related to our stores. Amounts do not include insurance or tax, which we include in our operating expenses and which we estimate will be approximately $2.3 million for the less than 1 year period, $4.2 million for the 1-3 year period, $4.0 million for the 3-5 year period, and $12.6 million for the more than 5 years period for a total of approximately $23.1 million. See Note 12 to our audited financial statements for a description of our operating lease obligations.

(4)	Primarily represents contracts related to information technology systems.

(5)	Includes scheduled fixed interest payments related to our interest rate swap derivative instrument.

(6)	Includes long-term portion of trade payables.
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
This Form 10-K contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify forward-looking statements by the following words: "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "ongoing," "plan," "potential," "predict," "project," "should," "will," "would," or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management's beliefs and assumptions, which in turn are based on currently available information. Our forward-looking statements in this Form 10-K generally relate to the following:

•
our beliefs and intentions with respect to our growth strategy, including growth through acquisitions, the profitability of expansion, the types of acquisition targets we intend to pursue, the availability of suitable acquisition targets, our ability to identify such targets, and the industry climate for dealer consolidation;

•	our beliefs with respect to factors that will affect demand in the agricultural and construction industries;

•	our beliefs with respect to our competitors and our competitive advantages;

•	our beliefs with respect to the impact of government subsidies on the agriculture economy;

•	our beliefs with respect to the benefit of natural resource exploration in our operating region on our operating results;

•	our beliefs with respect to the impact of government regulations;

•	our beliefs with respect to ERP implementation and continued operations in the event of information system inoperability;

•	our beliefs with respect to our business strengths, including the Titan Operating Model and the growth rate of our shared resources expenditures and our marketing efforts;

•	our plans and beliefs with respect to real property used in our business;

•	our plans and beliefs regarding future sales and marketing activities;

•	our beliefs and assumptions regarding the payment of dividends;

•	our beliefs and expectations regarding our fiscal 2015 realignment;

•	our beliefs and expectations regarding the effects of the political climate in Ukraine

•	our beliefs with respect to our employee relations and the impact of employee training and management strength on our revenues;

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
Interest Rate Risk:    Exposure to changes in interest rates results from borrowing activities used to fund operations. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. We have both fixed and floating rate financing. Some of our floating rate credit facilities contain minimum rates of interest to be charged. Based upon balances and interest rates as of January 31, 2014, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $4.7 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $4.7 million. At January 31, 2014, we had variable rate floorplan payable of $750.5 million, of which approximately $417.5 million was interest-bearing, variable notes payable and long-term debt of $47.8 million, and fixed rate notes payable and long-term debt of $49.9 million.
Foreign Currency Exchange Rate Risk:    Foreign currency exposures arise as the result of our foreign operations. The Company is exposed to foreign currency exchange rate risk, as our net investment in our foreign operations is exposed to changes in foreign currency exchange rates. In addition, the Company is exposed to the translation of foreign currency earnings to the U.S. dollar, whereby the results of our operations and cash flows may be adversely impacted by fluctuating foreign currency exchange rates. The Company is also exposed to foreign currency transaction risk as the result of certain intercompany financing transactions. The Company attempts to manage its foreign currency exchange rate risk through the use of derivative financial instruments, primarily foreign exchange forward contracts. Based upon balances and exchange rates as of January 31, 2014, holding other variables constant, we believe that a hypothetical 10% increase or decrease in all applicable foreign exchange rates would not have a material impact on our results of operations or cash flows.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Balance Sheets of the Company as of January 31, 2014, and the related Consolidated Statements of Operations, Other Comprehensive Income, Stockholders' Equity, and Cash Flows for the year in the period ended January 31, 2014, and the notes thereto have been audited by Deloitte & Touche LLP, an independent registered public accounting firm. The Consolidated Balance Sheets of the Company as of January 31, 2013, and the related Consolidated Statements of Operations, Other Comprehensive Income, Stockholders' Equity, and Cash Flows for each of the two years in the period ended January 31, 2013 and 2012, and the notes thereto have been audited by Eide Bailly LLP, an independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Titan Machinery Inc.
West Fargo, ND
We have audited the accompanying consolidated balance sheet of Titan Machinery Inc. (the "Company") as of January 31, 2014, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for the fiscal year then ended. Our audit also included the financial statement schedule for the fiscal year ended January 31, 2014 listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audit. The consolidated financial statements and financial statement schedule of the Company for the fiscal years ended January 31, 2013 and January 31, 2012 were audited by other auditors whose report, dated April 10, 2013, expressed an unqualified opinion on those statements.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.
In our opinion, such January 31, 2014 consolidated financial statements present fairly, in all material respects, the financial position of Titan Machinery Inc. as of January 31, 2014, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the financial statement schedule for the fiscal year ended January 31, 2014, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth herein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 31, 2014, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 10, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
April 10, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Titan Machinery Inc.
West Fargo, ND
We have audited the internal control over financial reporting of Titan Machinery Inc. (the "Company") as of January 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended January 31, 2014, of the Company and our report dated April 10, 2014 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
April 10, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Titan Machinery Inc.
West Fargo, North Dakota
We have audited the accompanying consolidated balance sheets of Titan Machinery Inc. as of January 31, 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended January 31, 2013, and the financial statement schedule listed in the Index at Item 15. Titan Machinery Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Titan Machinery Inc. as of January 31, 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Eide Bailly LLP

Minneapolis, Minnesota
April 10, 2013

TITAN MACHINERY INC.
CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2014 AND 2013
(in thousands, except per share data)

	January 31, 2014	January 31, 2013
Assets
Current Assets
Cash	$74,242	$124,360
Receivables, net	97,894	121,786
Inventories	1,075,978	929,216
Prepaid expenses and other	24,740	8,178
Income taxes receivable	851	503
Deferred income taxes	13,678	8,357
Total current assets	1,287,383	1,192,400
Intangibles and Other Assets
Noncurrent parts inventories	5,098	3,507
Goodwill	24,751	30,903
Intangible assets, net of accumulated amortization	11,750	14,089
Other	7,666	8,534
Total intangibles and other assets	49,265	57,033
Property and Equipment, net of accumulated depreciation	228,000	194,641
Total Assets	$1,564,648	$1,444,074

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$23,714	$28,282
Floorplan payable	750,533	689,410
Current maturities of long-term debt	2,192	10,568
Customer deposits	61,286	46,775
Accrued expenses	36,968	29,590
Income taxes payable	344	310
Total current liabilities	875,037	804,935
Long-Term Liabilities
Senior convertible notes	128,893	125,666
Long-term debt, less current maturities	95,532	56,592
Deferred income taxes	47,329	47,411
Other long-term liabilities	6,515	9,551
Total long-term liabilities	278,269	239,220
Commitments and Contingencies - Note 11, Note 12	—	—
Stockholders' Equity
Common stock, par value $.00001 per share; 45,000 shares authorized; 21,261 shares issued and outstanding at January 31, 2014 and 21,092 shares issued and outstanding at January 31, 2013	—	—
Additional paid-in-capital	238,857	236,521
Retained earnings	169,575	160,724
Accumulated other comprehensive income (loss)	339	(735)
Total Titan Machinery Inc. stockholders' equity	408,771	396,510
Noncontrolling interest	2,571	3,409
Total stockholders' equity	411,342	399,919
Total Liabilities and Stockholders' Equity	$1,564,648	$1,444,074
See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JANUARY 31, 2014, 2013 AND 2012
(in thousands, except per share data)

	2014	2013	2012
Revenue
Equipment	$1,722,738	$1,763,877	$1,303,900
Parts	275,750	242,368	201,404
Service	149,082	127,779	103,474
Rental and other	78,876	64,396	50,214
Total Revenue	2,226,446	2,198,420	1,658,992
Cost of Revenue
Equipment	1,576,246	1,600,233	1,171,618
Parts	192,199	169,164	140,096
Service	54,608	45,748	37,236
Rental and other	55,319	43,914	34,581
Total Cost of Revenue	1,878,372	1,859,059	1,383,531
Gross Profit	348,074	339,361	275,461
Operating Expenses	291,202	247,557	193,860
Impairment	9,997	—	—
Income from Operations	46,875	91,804	81,601
Other Income (Expense)
Interest and other income	2,109	1,654	1,643
Floorplan interest expense	(16,764)	(13,297)	(8,323)
Other interest expense	(13,791)	(9,465)	(1,347)
Income Before Income Taxes	18,429	70,696	73,574
Provision for Income Taxes	(10,325)	(28,137)	(29,429)
Net Income Including Noncontrolling Interest	8,104	42,559	44,145
Less: Net Income (Loss) Attributable to Noncontrolling Interest	(747)	86	(15)
Net Income Attributable to Titan Machinery Inc.	$8,851	$42,473	$44,160
Earnings per Share - Note 1
Earnings per Share - Basic	$0.42	$2.02	$2.21
Earnings per Share - Diluted	$0.41	$2.00	$2.18
Weighted Average Common Shares - Basic	20,894	20,787	19,809
Weighted Average Common Shares - Diluted	21,040	20,987	20,110
See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED JANUARY 31, 2014, 2013 AND 2012
(in thousands)

	2014	2013	2012
Net Income Including Noncontrolling Interest	$8,104	$42,559	$44,145
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	2,314	(299)	(94)
Unrealized gain (loss) on net investment hedge derivative instruments (net of tax of $114 and ($325) for the years ended January 31, 2014 and 2013, respectively)	170	(509)	—
Unrealized loss on interest rate swap cash flow hedge derivative instruments (net of tax of ($490) for the year ended January 31, 2014)	(737)	—	—
Unrealized loss on foreign currency contract cash flow hedge derivative instruments (net of tax of ($85) for the year ended January 31, 2014)	(126)	—	—
Total Other Comprehensive Income (Loss)	1,621	(808)	(94)
Comprehensive Income	9,725	41,751	44,051
Comprehensive Loss Attributable to Noncontrolling Interest	(200)	(57)	(39)
Comprehensive Income Attributable to Titan Machinery Inc.	$9,925	$41,808	$44,090
See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JANUARY 31, 2014, 2013 AND 2012
(in thousands)

	Common Stock				Accumulated Other Comprehensive Loss
	Shares Outstanding	Amount	Additional Paid-In Capital	Retained Earnings	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Net Investment Hedges	Unrealized Losses on Interest Rate Swap Cash Flow Hedges	Unrealized Losses on Foreign Currency Contract Cash Flow Hedges	Total	Total Titan Machinery Inc. Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
BALANCE, JANUARY 31, 2011	17,917	—	$140,466	$74,091	$—	$—	$—	$—	$—	$214,557	$—	$214,557
Common stock issued in follow-on offering	2,760	—	74,898	—	—	—	—	—	—	74,898	—	74,898
Common stock issued on grant of restricted stock, exercise of stock options and warrants, and tax benefits of equity awards	234	—	1,663	—	—	—	—	—	—	1,663	—	1,663
Issuance of subsidiary shares to noncontrolling interest holders	—	—	(239)	—	—	—	—	—	—	(239)	1,041	802
Stock-based compensation expense	—	—	1,368	—	—	—	—	—	—	1,368	—	1,368
Comprehensive income:
Net income (loss)	—	—	—	44,160	—	—	—	—	—	44,160	(15)	44,145
Other comprehensive loss	—	—	—	—	(70)	—	—	—	(70)	(70)	(24)	(94)
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	—	44,090	(39)	44,051
BALANCE, JANUARY 31, 2012	20,911	—	218,156	118,251	(70)	—	—	—	(70)	336,337	1,002	337,339
Senior convertible notes offering	—	—	15,546	—	—	—	—	—	—	15,546	—	15,546
Common stock issued on grant of restricted stock, exercise of stock options and warrants, and tax benefits of equity awards	181	—	1,189	—	—	—	—	—	—	1,189	—	1,189
Issuance of subsidiary shares to noncontrolling interest holders	—	—	—	—	—	—	—	—	—	—	2,464	2,464
Stock-based compensation expense	—	—	1,630	—	—	—	—	—	—	1,630	—	1,630
Comprehensive income:
Net income	—	—	—	42,473	—	—	—	—	—	42,473	86	42,559
Other comprehensive loss	—	—	—	—	(156)	(509)	—	—	(665)	(665)	(143)	(808)
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	—	41,808	(57)	41,751
BALANCE, JANUARY 31, 2013	21,092	—	236,521	160,724	(226)	(509)	—	—	(735)	396,510	3,409	399,919
Common stock issued on grant of restricted stock, exercise of stock options and warrants, and tax benefits of equity awards	147	—	254	—	—	—	—	—	—	254	—	254
Stock-based compensation expense	—	—	2,131	—	—	—	—	—	—	2,131	—	2,131
Other	22	—	(49)	—	—	—	—	—	—	(49)	(638)	(687)
Comprehensive income (loss):
Net income (loss)	—	—	—	8,851	—	—	—	—	—	8,851	(747)	8,104
Other comprehensive income (loss)	—	—	—	—	1,767	170	(737)	(126)	1,074	1,074	547	1,621
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	—	9,925	(200)	9,725
BALANCE, JANUARY 31, 2014	21,261	$—	$238,857	$169,575	$1,541	$(339)	$(737)	$(126)	$339	$408,771	$2,571	$411,342
See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 31, 2014, 2013 AND 2012
(in thousands)

	2014	2013	2012
Operating Activities
Net income including noncontrolling interest	$8,104	$42,559	$44,145
Adjustments to reconcile net income including noncontrolling interest to net cash used for operating activities
Depreciation and amortization	30,794	23,464	15,263
Impairment	9,997	—	—
Deferred income taxes	(4,939)	6,108	16,029
Stock-based compensation expense	2,131	1,630	1,368
Noncash interest expense	4,537	3,440	535
Other, net	(1,049)	(1,171)	(233)
Changes in assets and liabilities, net of purchase of equipment dealerships assets and assumption of liabilities
Receivables, prepaid expenses and other assets	13,067	(41,598)	(32,695)
Inventories	(182,374)	(169,919)	(305,268)
Manufacturer floorplan payable	27,630	20,189	47,866
Accounts payable, customer deposits, accrued expenses and other long-term liabilities	10,173	(2,739)	36,428
Income taxes	(314)	2,712	(5,623)
Net Cash Used for Operating Activities	(82,243)	(115,325)	(182,185)
Investing Activities
Rental fleet purchases	(783)	(13,358)	(2,642)
Property and equipment purchases (excluding rental fleet)	(18,227)	(26,474)	(18,780)
Net proceeds from sale of property and equipment	16,712	8,422	3,342
Purchase of equipment dealerships, net of cash purchased	(4,848)	(31,877)	(48,448)
Other, net	69	(825)	(99)
Net Cash Used for Investing Activities	(7,077)	(64,112)	(66,627)
Financing Activities
Proceeds from senior convertible notes offering, net of direct issuance costs of $4,753	—	145,247	—
Proceeds from follow-on offering of common stock, net of underwriting discount of $4,166 and other direct costs of $286	—	—	74,898
Net change in non-manufacturer floorplan payable	31,395	108,417	168,118
Proceeds from long-term debt borrowings	143,918	113,967	37,832
Principal payments on long-term debt	(133,960)	(145,509)	(30,067)
Proceeds from sale of subsidiary shares to noncontrolling interest holders	—	2,464	802
Other, net	(1,550)	(359)	990
Net Cash Provided by Financing Activities	39,803	224,227	252,573
Effect of Exchange Rate Changes on Cash	(601)	(272)	(31)
Net Change in Cash	(50,118)	44,518	3,730
Cash at Beginning of Period	124,360	79,842	76,112
Cash at End of Period	$74,242	$124,360	$79,842
Supplemental Disclosures of Cash Flow Information
Cash paid during the period
Income taxes, net of refunds	$15,729	$18,625	$18,733
Interest	$26,134	$17,733	$9,004
Supplemental Disclosures of Noncash Investing and Financing Activities
Net property and equipment financed with long-term debt	$22,242	$36,482	$9,755
Net transfer of assets to property and equipment from inventories	$41,582	$15,374	$36,377
Net transfer of financing to long-term debt from floorplan payable	$—	$—	$1,696
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
Seasonality
The agricultural and construction equipment businesses are highly seasonal, which causes our quarterly results and our available cash flow to fluctuate during the year. Farmers generally purchase agricultural equipment in preparation for, or in conjunction with, the spring planting and fall harvesting seasons. In addition, the fourth quarter typically is a significant period for equipment sales in the U.S. because of our customers’ year-end tax planning considerations, the timing of dealer incentives and the increase in availability of funds from completed harvests.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant accounts, transactions and profits between the consolidated companies have been eliminated in consolidation.
The accounts of the Company's foreign subsidiaries are consolidated as of December 31 of each year. No events occurred related to these subsidiaries in January 2014 that would have materially affected the consolidated financial position, results of operations or cash flows.
Reclassifications
Certain reclassifications of amounts previously reported have been made to the accompanying consolidated financial statements, including the consolidated statements of cash flows and segment reporting, to maintain consistency and comparability between periods presented. These reclassifications had no impact on previously reported cash flows from operating, investing or financing activities.
Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, particularly related to realization of inventory, initial valuation and impairment analyses of intangible assets and goodwill, collectability of receivables, and income taxes.
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
Concentrations in Operations
The Company currently purchases new equipment, rental equipment and the related parts from a limited number of manufacturers. Although no change in suppliers is anticipated, the occurrence of such a change could cause a possible loss of sales and adversely affect operating results. The Company is the holder of authorized dealerships granted by CNH America, LLC and CNH International SA (collectively referred to "CNH") whereby it has the right to act as an authorized dealer for the

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

entities' equipment. The dealership authorizations and floorplan payable facilities can be cancelled by the respective entity if the Company does not observe certain established guidelines and covenants.
In addition, the Company believes that the following factors related to concentrations in suppliers, and in particular CNH, have a significant impact on our operating results:
•CNH's product offerings, reputation and market share
•CNH's product prices and incentive and discount programs
•Supply of inventory from CNH
•CNH provides floorplan payable financing for the purchase of a substantial portion of our inventory

•	CNH provides a significant percentage of the financing used by our customers to purchase CNH equipment from us.
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
Inventories
New and used equipment are stated at the lower of cost (specific identification) or market value with adjustments for decreases in market value on inventory rented but available for sale, estimated as a percentage of the rental income received on such inventory. All new and used equipment inventories, including that which has been rented, are subject to periodic lower of cost or market evaluation that considers various factors including aging of equipment and market conditions. Equipment inventory values are adjusted whenever the carrying amount exceeds the estimated market value. Parts inventories are valued at the lower of average cost or market value. An estimate of parts inventories not expected to be sold in the next year has been reported separately, which is based on historical sales of parts on hand. The Company estimates a reserve on its parts inventories based on various factors including aging and sales of each type of parts inventory. Work in process is valued at the retail rates of labor incurred and parts inventories used on service work in process at year end.
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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net assets, including identifiable intangible assets, of the businesses acquired. Goodwill is not amortized, but is tested for impairment annually, or more frequently upon the occurrence of certain events or when circumstances indicate that impairment may be present. The Company performs its annual impairment test as of the end of its fiscal year.
Goodwill is tested for impairment at the reporting unit level. A reporting unit is defined as an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. The Company identified four reporting units which carried a goodwill balance prior to impairment recorded in the current year: the Agriculture operating segment, the Construction operating segment, and the Romanian and Serbian components within the International operating segment.
The goodwill impairment analysis is performed under a two-step impairment model. Step one of the analysis compares the estimated fair value of a reporting unit to its carrying value. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment, if any. The second step measures the amount of impairment loss, if any, by comparing the implied fair value of goodwill, which is estimated by comparing the estimated fair value of the reporting unit to the fair value of the underlying assets and liabilities of the reporting unit. An impairment charge is recognized for any excess of the carrying value of goodwill over the implied fair value. See Note 5 for details and results of the Company's impairment testing in the years ended January 31, 2014 and 2013.
Intangible Assets
Intangible assets with a finite life consist of customer relationships and covenants not to compete, and are carried at cost less accumulated amortization. The Company amortizes the cost of identified intangible assets on a straight-line basis over the expected period of benefit, which is three for customer relationships and the contractual term for covenants not to compete, which range from three to ten.
Intangible assets with an indefinite life consist of distribution rights with manufacturers. Distribution rights are classified as an indefinite-lived intangible asset because the Company's distribution agreements continue indefinitely by their terms, or are routinely awarded or renewed without substantial cost or material modifications to the underlying agreements. As such, the Company believes that its distribution rights intangible assets will contribute to its cash flows for an indefinite period; therefore, the carrying amount of distribution rights is not amortized, but is tested for impairment annually, or more frequently upon the occurrence of certain events or when circumstances indicate that impairment may be present. The Company performs its annual impairment test as of December 31st of each year. The impairment test is performed by comparing the carrying value to its estimated fair value.
Indefinite-lived intangible assets are tested for impairment at the lowest level in which identifiable cash flows can be attributed to the asset. The Company has determined that the lowest level of cash flows which can be attributed to the distribution rights intangible assets is equal to the store, or complex of stores, acquired in the business combination which resulted in the initial recognition of the intangible asset, plus any additional store locations operating within the geographical area of the distribution rights. See Note 5 for details and results of the Company's impairment testing in the years ended January 31, 2014 and 2013.
Impairment of Long-Lived Assets
The Company's long-lived assets consist of property and equipment and intangible assets. These assets are reviewed for potential impairment when events or circumstances indicate that the carrying value may not be recoverable. Recoverability is measured by comparing the estimated future undiscounted cash flows of such assets to their carrying values. If the estimated undiscounted cash flows exceed the carrying value, the carrying value is considered recoverable and no impairment recognition is required. However, if the sum of the undiscounted cash flows is less than the carrying value of the asset, the second step of the impairment analysis must be performed to measure the amount of the impairment, if any. The second step of the impairment analysis compares the estimated fair value of the long-lived asset to its carrying value and any amount by which the carrying value exceeds the fair value is recognized as an impairment charge.
As of January 31, 2014, the Company determined that the current period operating loss combined with historical losses and anticipated future operating losses within certain of its stores in its Construction segment was an indication that certain

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

long-lived assets of these stores may not be recoverable. The asset types included in the assessment included immovable long-lived assets (e.g., leasehold improvements) and other assets in which it would be impracticable to redeploy to other locations (e.g., furniture and fixtures). The Company performed the impairment analyses for these assets and determined that the carrying values are not recoverable based on its estimates of future undiscounted cash flows under step one of the impairment analysis. Based on this conclusion, step two of the impairment analysis was performed and estimated the fair value of these assets using a discounted cash flow model. The results of the analyses indicated that a full impairment charge was necessary, and thus an impairment loss of $1.5 million, was recognized and included in the Impairment amount in the consolidated statements of operations, all of which impacted the Construction segment.
Derivative Instruments
In the normal course of business, the Company is subject to risk from adverse fluctuations in foreign currency exchange rates and benchmark interest rates. The Company manages its market risk exposures through a program that includes the use of derivative instruments, primarily foreign exchange forward contracts and interest rate derivatives. The Company's objective in managing its exposure to market risk is to minimize the impact on earnings, cash flows and the consolidated balance sheet. The Company does not use derivative instruments for trading or speculative purposes.
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
Level 1—Values derived from unadjusted quoted prices in active markets for identical assets and liabilities.
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
Customer Deposits
Customer deposits consist of advance payments from customers, in the form of cash or equipment to be traded-in.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income Taxes
The Company uses the asset and liability method to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that a portion or all of the deferred tax assets will not be realized. Changes in valuation allowances are included in its provision for income taxes in the period of the change.
The Company recognizes the financial statement benefit of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured as the largest amount that has a greater than 50% likelihood of being realized. Changes in the recognition or measurement of such positions are reflected in its provision for income taxes in the period of the change. The Company's policy is to recognize interest expense and penalties related to income tax matters within its provision for income taxes.
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
Diluted earnings per share were computed by dividing net income attributable to Titan Machinery Inc. after allocation of income to participating securities by the weighted-average shares of common stock outstanding after adjusting for potential dilution related to the conversion of all dilutive securities into common stock. All potentially dilutive securities were included in the computation of diluted earnings per share. There were approximately 99,000, 10,000 and 119,000 stock options outstanding as of January 31, 2014, 2013 and 2012, respectively, which were not included in the computation of diluted earnings per share because they were anti-dilutive. None of the approximately 3,474,000 shares underlying the Company's Senior Convertible Notes were included in the computation of diluted earnings per share because the Company's average stock price was less than the conversion price of $43.17.
The following table sets forth the calculation of basic and diluted earnings per share:

	2014	2013	2012
	(in thousands, except per share data)
Numerator
Net Income Attributable to Titan Machinery Inc.	$8,851	$42,473	$44,160
Net Income Allocated to Participating Securities	(129)	(443)	(409)
Net Income Attributable to Titan Machinery Inc. Common Stockholders	$8,722	$42,030	$43,751
Denominator
Basic Weighted-Average Common Shares Outstanding	20,894	20,787	19,809
Plus: Incremental Shares From Assumed Conversions of Stock Options and Warrants	146	200	301
Diluted Weighted-Average Common Shares Outstanding	21,040	20,987	20,110
Earnings per Share - Basic	$0.42	$2.02	$2.21
Earnings per Share - Diluted	$0.41	$2.00	$2.18
Revenue Recognition
Equipment revenue is generally recognized upon receipt of a signed sales contract and delivery of product to customers. However, in certain circumstances customers request a bill and hold arrangement, in which case equipment revenue is recognized before delivery occurs. Under these bill and hold arrangements, the equipment is available for shipment, the Company has fulfilled all of its pre-delivery performance obligations and received a signed sales contract, and the customer has completed and signed a bill and hold agreement. Credit terms on bill and hold arrangements are consistent with credit terms on all other equipment sales. Parts revenue is recognized upon delivery of product to customers. Service revenue is recognized at the time the related services are provided. Rental revenue is recognized over the period of the related rental agreement. In

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

addition to outright sales of new and used equipment, certain rental agreements may include rent-to-purchase options. Under these agreements, customers are given a period of time to exercise an option to purchase the related equipment, with a portion of the rental payments being applied to reduce the purchase price. Payments received during the rental period are recorded as rental revenue. Any such equipment is included in inventory until the purchase option is exercised, and the carrying value of the equipment is reduced in accordance with the Company's aforementioned policy. Equipment revenue is recognized upon the exercise of the purchase option.
Sales, Excise and Value Added Taxes
The Company has customers in states and municipalities in which those governmental units impose a sales tax on certain sales. The U.S. federal government imposes excise taxes on certain sales. Certain governments of the foreign countries in which the Company operates impose value added taxes on certain sales. The Company collects those sales and excise taxes from its customers and remits the entire amount to the various governmental units. The Company's accounting policy is to exclude the tax collected and remitted from revenue and cost of revenue.
Shipping and Handling Costs
Shipping and handling costs are recorded as cost of revenue and amounts billed to customers for shipping and handling costs are recorded in revenue.
Lessor Accounting
The Company leases equipment from its rental fleet and equipment inventory to customers on operating leases over periods primarily less than one year. These leases require a minimum rental payment and contingent rental payment based on machine hours. Rental revenue totaled $68.6 million, $54.6 million and $42.0 million for the years ended January 31, 2014, 2013 and 2012, respectively. As of January 31, 2014, the Company had $145.0 million of rental fleet included in property and equipment, net of accumulated depreciation of $29.1 million. As of January 31, 2013, the Company had $105.7 million of rental fleet included in property and equipment, net of accumulated depreciation of $16.8 million.
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
Advertising Costs
Costs incurred for producing and distributing advertising are expensed as incurred. Advertising expense amounted to $5.9 million, $5.6 million and $4.3 million for the years ended January 31, 2014, 2013 and 2012, respectively.
Comprehensive Income and Foreign Currency Matters
For the Company, comprehensive income represents net income adjusted for foreign currency items, including foreign currency translation adjustments and unrealized gains or losses on net investment hedge, interest rate and cash flow derivative instruments. For its foreign subsidiaries in which their local currency is their functional currency, assets and liabilities are translated into U.S. dollars at the balance sheet date exchange rate. Income and expenses are translated at average exchange rates for the year. Foreign currency translation adjustments are recorded directly as other comprehensive income, a component of stockholders' equity. For its foreign subsidiaries in which the local currency is not the functional currency, prior to translation into U.S. dollars, amounts must first be remeasured from the local currency into the functional currency. Nonmonetary assets and liabilities are translated at historical exchange rates and monetary assets and liabilities are translated at the balance sheet date exchange rate. Income and expenses are translated at average exchange rates for the year. Foreign currency remeasurement adjustments are included in the statement of operations.
The Company recognized a net foreign currency transaction gain of $0.9 million for the year ended January 31, 2013, exclusive of the loss recognized on the foreign exchange contacts disclosed in Note 9. The impact of foreign currency transactions was immaterial for the years ended January 31, 2014 and January 31, 2012.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with the provisions of ASC 718, Compensation—Stock Compensation. This guidance requires that stock-based compensation, which includes stock options and restricted stock, be accounted for at the fair value of the applicable equity instrument. Additional information regarding stock-based compensation is summarized in Note 15.
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
Segment Reporting
The Company operates its business in three reportable segments, the Agriculture, Construction and International segments, in accordance with the provisions of ASC 280, Segment Reporting. Information regarding these segments is summarized in Note 19.
Exit and Disposal Costs
The Company accounts for exit or disposal activities, including store closures, in accordance with ASC 420, Exit or Disposal Cost Obligations. Such costs mainly include lease termination costs and employee termination costs. The Company records a liability at the net present value of the remaining lease obligations, net of estimated sublease income, as of the date the Company ceases using the property. Any subsequent adjustments to that liability as a result of changes in estimates are recorded in the period incurred. The Company records a liability for employee termination costs at the date the termination benefits were communicated to the employees.
In the year ended January 31, 2014, the Company closed one of its Construction stores in Billings, Montana and merged it with the Company's other store in Billings, Montana. The primary cost of closing this location related to accrual of lease payments, which totaled $0.3 million, all of which was recognized by the Construction segment. A reconciliation of the beginning and ending liability balance follows:

Amount
(in thousands)
Balance, January 31, 2012	$455
Exit costs paid	(111)
Balance, January 31, 2013	344
Exit costs incurred and charged to expense	308
Exit costs paid	(104)
Balance, January 31, 2014	$548

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—RECEIVABLES

	January 31, 2014	January 31, 2013
	(in thousands)
Trade accounts receivable
Due from customers	$53,870	$45,222
Due from finance companies	20,154	47,967
Due from manufacturers	26,624	29,909
Total trade accounts receivable	100,648	123,098
Other receivables	909	1,025
	101,557	124,123
Less allowance for doubtful accounts	(3,663)	(2,337)
	$97,894	$121,786
NOTE 3—INVENTORIES

	January 31, 2014	January 31, 2013
	(in thousands)
New equipment	$575,518	$542,180
Used equipment	363,755	275,626
Parts and attachments	126,666	103,456
Work in process	10,039	7,954
	$1,075,978	$929,216
In addition to the above amounts, the Company has estimated that a portion of its parts inventory will not be sold in the next year. Accordingly, these balances have been classified as noncurrent assets.
NOTE 4—PROPERTY AND EQUIPMENT

	January 31, 2014	January 31, 2013
	(in thousands)
Rental fleet equipment	$145,007	$105,681
Machinery and equipment	23,382	21,086
Vehicles	44,200	38,742
Furniture and fixtures	35,860	27,766
Land, buildings, and leasehold improvements	60,470	56,845
	308,919	250,120
Less accumulated depreciation	(80,919)	(55,479)
	$228,000	$194,641
Depreciation expense amounted to $30.0 million, $22.7 million and $14.7 million for the years ended January 31, 2014, 2013 and 2012, respectively.
NOTE 5—INTANGIBLE ASSETS AND GOODWILL
The following is a summary of intangible assets with finite lives as of January 31, 2014 and 2013:

	January 31, 2014			January 31, 2013
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)			(in thousands)
Covenants not to compete	$2,498	$(1,424)	$1,074	$2,280	$(1,008)	$1,272
Customer relationships	1,330	(1,119)	211	1,314	(703)	611
	$3,828	$(2,543)	$1,285	$3,594	$(1,711)	$1,883
The Company acquired intangible assets with finite lives, consisting of covenants not to compete totaling $0.2 million with a weighted-average amortization period of 5.0 years, as part of the business combinations during the year ended January 31, 2014. The Company acquired intangible assets with finite lives, consisting of covenants not to compete totaling $0.3 million with a weighted-average amortization period of 3.7 years and customer relationships totaling $0.4 million with a weighted-average amortization period of 3.0 years, as part of the business combinations completed during the year ended

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 31, 2013. Amortization expense was $0.8 million, $0.8 million and $0.6 million for the years ended January 31, 2014, 2013 and 2012, respectively.
Future amortization expense, as of January 31, 2014, is expected to be as follows:

Years ending January 31,	Amount
(in thousands)
2015	$599
2016	423
2017	143
2018	74
2019	27
Thereafter	19
$1,285
Changes in the carrying amount of indefinite lived intangible assets, which consisted entirely of distribution rights, during the years ended January 31, 2014 and 2013 are summarized as follows:

	Agriculture	Construction	International	Total
	(in thousands)
Balance at January 31, 2012	$7,333	$564	$785	$8,682
Arising in completed business combinations	2,251	481	769	3,501
Foreign currency translation adjustment	—	—	23	23
Balance at January 31, 2013	9,584	1,045	1,577	12,206
Arising in completed business combinations	—	149	—	149
Impairment	—	(1,122)	(830)	(1,952)
Foreign currency translation adjustment	—	—	62	62
Balance at January 31, 2014	$9,584	$72	$809	$10,465
The Company performs the annual impairment testing of its indefinite lived distribution rights intangible assets as of December 31st of each year. Under the impairment test, the fair value of distribution rights intangible assets is estimated based on a multi-period excess earnings model, an income approach. This model allocates future estimated earnings of the store/complex amongst working capital, fixed assets and other intangible assets of the store/complex and any remaining earnings (the “excess earnings”) are allocated to the distribution rights intangible assets. The earnings allocated to the distribution rights are then discounted to arrive at the present value of the future estimated excess earnings, which represents the estimated fair value of the distribution rights intangible asset. The discount rate applied reflects the Company's estimate of the weighted-average cost of capital of comparable companies plus an additional risk premium to reflect the additional risk inherent in the distribution right asset.
The results of the Company's impairment testing for the year ended January 31, 2014 indicated that the estimated fair value of certain distribution rights assets approximated zero, thus requiring a full impairment charge equal to the carrying values of such assets. In total, an impairment charge of $2.0 million was recognized and included in the Impairment amount in the consolidated statements of operations. No impairment charges were recognized during the year ended January 31, 2013.
The impairment charges recognized within the Construction and International segments arose as the result lowered expectations of the future financial performance of these stores (complexes). The Company's assumptions about future financial performance were impacted by the current year operating performance of these stores (complexes) and by the anticipated impact that challenging industry conditions may have on the future financial performance of these stores (complexes).

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in the carrying amount of goodwill during the years ended January 31, 2014 and 2013 are summarized as follows:

	Agriculture	Construction	International	Total
	(in thousands)
Balance at January 31, 2012	$19,765	$3,767	$872	$24,404
Arising in completed business combinations	1,600	1,500	102	3,202
Adjustments to business combinations completed in prior years	3,277	—	—	3,277
Foreign currency translation adjustment	—	—	20	20
Balance at January 31, 2013	24,642	5,267	994	30,903
Arising in completed business combinations	—	71	—	71
Impairment	—	(5,338)	(923)	(6,261)
Foreign currency translation adjustment	—	—	38	38
Balance at January 31, 2014	$24,642	$—	$109	$24,751
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
The Company performs its annual impairment testing of goodwill at the end of each fiscal year. Under the impairment test, the fair value of its reporting units is estimated using both a market approach which applies multiples of earnings before interest, taxes, depreciation and amortization of comparable guideline public companies to that of the Company's reporting units, and an income approach in which a discounted cash flow analysis is utilized which includes a five-year forecast of future operating performance for each of the reporting units and a terminal value which estimates sustained long-term growth. The discount rate applied to the estimated future cash flows reflects an estimate of the weighted-average cost of capital of comparable companies.
The impairment test for the year ended January 31, 2014 indicated that the fair value of the Company's Agriculture reporting unit exceeded its carrying value and thus no impairment was recognized. For the Company's Construction and Romanian reporting units, step one of the impairment analysis indicated that the estimated fair value of each reporting unit was less than the carrying value, thus requiring the performance of step two of the impairment analysis. In each instance, the second step of the impairment analysis indicated that the implied fair value of the goodwill associated with the reporting unit approximated zero, thus requiring a full impairment charge of the goodwill carrying value of each reporting unit. As such, total goodwill impairment charge of $6.3 million was recognized as of January 31, 2014 and included in the Impairment amount in the consolidated statements of operations. No impairment charges were recognized during the year ended January 31, 2013.
The impairment charges recognized during the year ended January 31, 2014 within the Construction and Romanian reporting units arose as the result of lowered expectations of future financial performance of these reporting units and a lower market capitalization for the Company as a whole. The assumptions about future financial performance was impacted by the current year operating performance and by the anticipated impact that challenging industry conditions existing as of the assessment date and anticipated to be present over the near-term may have on the future financial performance of these reporting units.
NOTE 6—FLOORPLAN PAYABLE/LINES OF CREDIT
Floorplan payable balances reflect the amount owed for new equipment inventory purchased from a manufacturer and used equipment inventory, which is primarily purchased through trade-in on equipment sales. Certain of the manufacturers from which the Company purchases new equipment inventory offer financing on these purchases, either offered directly from the manufacturer or through the manufacturers’ captive finance subsidiaries. CNH's captive finance subsidiaries, CNH Capital, also provides financing of used equipment inventory. The Company also has floorplan payable balances with non-manufacturer lenders for new and used equipment inventory. Changes in manufacturer floorplan payable are reported as operating cash flows and changes in non-manufacturer floorplan payable are reported as financing cash flows in the Company's consolidated statements of cash flows.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of January 31, 2014, the Company had discretionary floorplan payable lines of credit for equipment purchases totaling approximately $1.2 billion, which includes a $350.0 million Floorplan Payable Line with a group of banks led by Wells Fargo Bank, National Association ("Wells Fargo"), a $450.0 million credit facility with CNH Capital, a $225.0 million credit facility with Agricredit Acceptance LLC ("Agricredit") and the U.S. dollar equivalent of $150.7 million in credit facilities related to our foreign subsidiaries. Floorplan payable relating to these credit facilities totaled approximately $692.8 million of the total floorplan payable balance of $750.5 million outstanding as of January 31, 2014 and $662.2 million of the total floorplan payable balance of $689.4 million outstanding as of January 31, 2013. As of January 31, 2014, the Company had approximately $410.7 million in available borrowings remaining under these lines of credit (net of adjustments based on borrowing base calculations and standby letters of credit under the Wells Fargo credit agreement, and rental fleet financing and other acquisition-related financing arrangements under the CNH Capital credit facility). These floorplan payables carried various interest rates primarily ranging from 2.78% to 7.25% as of January 31, 2014, subject to interest-free periods offered by CNH Capital. The following provides additional information regarding each of the Company's three significant floorplan lines of credit.
Senior Secured Credit Facility—Operating and Floorplan Payable Lines of Credit
As of January 31, 2014, the Company had an amended and restated credit agreement with Wells Fargo, which provided for a $350.0 million wholesale floorplan line of credit (the "Floorplan Payable Line") and a $112.5 million working capital line of credit (the "Working Capital Line"). The amount available under the Floorplan Payable Line is reduced by adjustments based on borrowing base calculations and various standby letters of credit denominated in Euros and U.S. dollars used to guarantee equipment purchases from CNH by the Company's foreign subsidiaries. The credit agreement has a variable interest rate on outstanding balances of LIBOR plus an applicable margin of 1.5% to 2.630% per annum, depending upon the Company's consolidated leverage ratio, has a 0.3% to 0.4% non-usage fee on the average monthly unused amount and requires monthly payments of accrued interest. The credit agreement is secured by all assets of the Company, requires prior approval of acquisitions exceeding certain thresholds and contains certain financial covenants. These financial covenants impose a minimum fixed charge coverage ratio of 1.25 : 1.00; a maximum net leverage ratio of 3.25 : 1.00 through the fiscal quarter ended October 31, 2014 and 3.00 : 1.00 from the fiscal quarter January 31, 2015 through August 31, 2018; and a minimum net income, adjusted for impairment charges recognized in the years ended January 31, 2014 and 2015 and realignment charges recognized in the year ended January 31, 2014 and the three months ended April 30, 2014, of $5.0 million for the four fiscal quarters ended October 31, 2014 and $10.0 million for each fiscal year ended thereafter. The credit agreement also restricts the Company's ability to make certain cash payments without prior approval, including payments for stock repurchases and cash dividends, except that it permits paying cash dividends in an amount not to exceed 50% of consolidated net income for the then trailing four quarters, so long as no default or event of default exists prior to or immediately following such action or otherwise results from such action. The credit agreement expires August 31, 2018.
The Floorplan Payable Line is used to finance equipment inventory purchases. Amounts outstanding are recorded as floorplan payable, within current liabilities on the consolidated balance sheets, as the Company intends to repay amounts borrowed within one year.
The Working Capital Line is used to finance working capital requirements of the Company. Amounts outstanding are recorded as long-term debt, within long-term liabilities on the consolidated balance sheets, as the Company does not have the intention or obligation to repay amounts borrowed within one year. The balances outstanding on the Working Capital Line as of January 31, 2014 and 2013 are disclosed in Note 8.
CNH Capital Floorplan Payable Line of Credit
As of January 31, 2014, the Company had a $450.0 million credit facility with CNH Capital. The available borrowings under the CNH Capital credit facility are reduced by outstanding floorplan payable, rental fleet financing and other acquisition-related financing arrangements with CNH Capital. The CNH Capital credit facility has interest rates equal to the prime rate plus 4% on new borrowings, subject to any interest-free periods offered by CNH Capital, and automatically renews on August 31 of each year unless earlier terminated by either party. Repayment terms vary by individual notes, but generally payments are made from sales proceeds or rental revenue from the related inventories. The balances outstanding with CNH Capital are secured by the related inventory. The CNH Capital credit facility contains certain financial covenants that impose a maximum level of adjusted debt to tangible net worth of 3.0 : 1.0 and a minimum debt service ratio of 1.2 : 1.0. It also contains various restrictive covenants that require prior consent of CNH Capital if the Company desires to engage in any acquisition of, consolidation or merger with any other business entity in which the Company is not the surviving company; create subsidiaries; move any collateral outside of the U.S.; or sell, rent, lease or otherwise dispose or transfer any of the collateral, other than in the ordinary

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

course of business. CNH Capital's consent is also required for the acquisition of any CNH dealership. In addition, the CNH Capital credit facility restricts the Company's ability to incur any liens upon any substantial part of its assets.
Agricredit Floorplan Payable Line of Credit
As of January 31, 2014, the Company had a $225.0 million credit facility with Agricredit. The Agricredit credit facility may be used to purchase or refinance new and used equipment inventory and has a variable interest rate on outstanding balances of LIBOR plus an applicable margin of 4.75% to 5.25% per annum, depending upon the Company's average daily outstanding balance. The Agricredit credit facility allows for increase, decrease or termination of the credit facility by Agricredit on 90 days notice. Under covenants of the Agricredit credit facility, the Company had agreed, among other things, to maintain certain financial covenants that impose a minimum fixed charge coverage ratio of 1.25 : 1.00 and a maximum net leverage ratio of 3.25 : 1.00 as of January 31, 2014, to submit certain financial information, and to obtain prior consent from Agricredit if the Company desired to engage in any acquisition meeting certain financial thresholds. The maximum net leverage ratio will be 3.00 : 1.00 effective January 31, 2015. The balances outstanding with Agricredit are secured by the related inventory. Repayment terms vary by individual notes, but generally payments are made from sales proceeds or rental revenue from the related inventories.
NOTE 7—SENIOR CONVERTIBLE NOTES
On April 24, 2012, the Company issued through a private offering $150 million of 3.75% Senior Convertible Notes (the "Senior Convertible Notes"). The Senior Convertible Notes bear interest at a rate of 3.75% per year, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2012. The Convertible Notes mature on May 1, 2019, unless earlier purchased by the Company, redeemed or converted.
The Senior Convertible Notes are unsecured and unsubordinated obligations; rank equal in right of payment to the Company's existing and future unsecured indebtedness that is not subordinated; are effectively subordinated in right of payment to the Company's existing and future secured indebtedness; and are structurally subordinated to all existing and future indebtedness and liabilities of the Company's subsidiaries.
The Senior Convertible Notes are initially convertible into the Company's common stock at a conversion rate of 23.1626 shares of common stock per $1,000 principal amount of convertible notes, representing an initial effective conversion price of $43.17 per share of common stock. The conversion rate may be subject to adjustment upon the occurrence of certain specified events as provided in the indenture governing the Senior Convertible Notes, dated April 24, 2012 between the Company and Wells Fargo Bank, National Association, as trustee (the "Indenture"), but will not be adjusted for accrued but unpaid interest. Upon conversion of a Senior Convertible Note, the Company will settle the conversion obligation in cash up to the aggregate principal amount of the Senior Convertible Note being converted, and any conversion obligation in excess thereof will be settled in cash, shares of the Company's common stock, or a combination thereof, at the Company's election, subject to certain limitations as defined in the Indenture.
Holders of the Senior Convertible Notes may convert their notes at the applicable conversion rate under the following circumstances:

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

ii.
During the five consecutive business day period immediately following any five consecutive trading day period in which, for each trading day of that period, the trading price per $1,000 principal amount of the Senior Convertible Notes is less than 98% of the product of the last reported sale price of the Company's common stock on such trading day and the applicable conversion rate on such trading day.

iii.	If the Company calls any or all of the Senior Convertible Notes for redemption at any time prior to the close of business on the business day immediately preceding the redemption date.

iv.	Upon the occurrence of corporate transactions specified in the Indenture.

v.	At any time on and after February 1, 2019 until the close of business on the business day immediately preceding the maturity date.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Holders of the Senior Convertible Notes who convert their Senior Convertible Notes in connection with a make-whole fundamental change, as defined in the Indenture, may be entitled to a make-whole premium in the form of an increase to the conversion rate. In addition, upon the occurrence of a fundamental change, as defined in the Indenture, holders of the Senior Convertible Notes may require the Company to purchase all or a portion of their Senior Convertible Notes for cash at a price equal to 100% of the principal amount of the Senior Convertible Notes to be purchased plus any accrued but unpaid interest.
The number of shares the Company may deliver upon conversion of the Senior Convertible Notes will be subject to certain limitations, and the Company is subject to certain other obligations and restrictions related to such share caps, as described in the Indenture. On or after May 6, 2015, the Company may redeem for cash all or a portion of the Senior Convertible Notes if the last reported sale price of the Company's common stock has been at least 120% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption.
The Indenture provides for customary events of default, including, but not limited to, cross acceleration to certain other indebtedness of the Company and its subsidiaries. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding Senior Convertible Notes will become due and payable immediately without further action or notice. If any other event of default under the Indenture occurs or is continuing, the trustee or holders of at least 25% in aggregate principal amount of the then outstanding Senior Convertible Notes may declare all of the Senior Convertible Notes to be due and payable immediately.
In accounting for the Senior Convertible Notes, the Company segregated the liability component of the instrument from the equity component. The liability component was measured by estimating the fair value of a non-convertible debt instrument that is similar in its terms to the Senior Convertible Notes. Fair value was estimated through discounting future interest and principal payments, an income approach, due under the Senior Convertible Notes at a discount rate of 7.00%, an interest rate equal to the estimated borrowing rate for similar non-convertible debt. The excess of the aggregate face value of the Senior Convertible Notes over the estimated fair value of the liability component is recognized as a debt discount which will be amortized over the expected life of the Senior Convertible Notes using the effective interest rate method. Amortization of the debt discount is recognized as non-cash interest expense.
The equity component of the Senior Convertible Notes is measured as the residual difference between the aggregate face value of the Senior Convertible Notes and the estimated aggregate fair value of the liability component. The equity component will not be remeasured in subsequent periods provided that the component continues to meet the conditions necessary for equity classification.
The transaction costs incurred in connection with the issuance of the Senior Convertible Notes were allocated to the liability and equity components based on their relative values. Transaction costs allocated to the liability component are being amortized using the effective interest rate method and recognized as non-cash interest expense over the expected term of the Senior Convertible Notes. Transaction costs allocated to the equity component reduced the value of the equity component recognized in stockholders' equity.
Proceeds upon issuance of the Senior Convertible Notes were as follows:

April 24, 2012
(in thousands)
Principal value	$150,000
Less: transaction costs	(4,753)
Net proceeds, senior convertible notes	$145,247
Amounts recognized at issuance:
Senior convertible notes, net	$123,319
Additional paid-in capital	15,546
Transaction costs allocated to the liability component	(3,907)
Long-term deferred tax liability	10,289
Net proceeds, senior convertible notes	$145,247

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of January 31, 2014, the Senior Convertible Notes consisted of the following:

January 31, 2014
(in thousands, except conversion rate and conversion price)
Principal value	$150,000
Unamortized debt discount	(21,107)
Carrying value of senior convertible notes	$128,893

Carrying value of equity component, net of deferred taxes	$15,546

Conversion rate (shares of common stock per $1,000 principal amount of notes)	23.1626
Conversion price (per share of common stock)	$43.17
The unamortized debt discount will be amortized over a remaining period of approximately 5.25 years. The if-converted value as of January 31, 2014 does not exceed the principal balance of the Senior Convertible Notes. For the year ended January 31, 2014, the Company recognized coupon interest expense of $5.6 million, and non-cash interest expense of $3.2 million related to the amortization of the debt discount and $0.5 million related to the amortization of the liability-allocated transaction costs. For the year ended January 31, 2013, the Company recognized coupon interest expense of $4.3 million, and non-cash interest expense of $2.3 million related to the amortization of the debt discount and $0.4 million related to the amortization of the liability-allocated transaction costs. The effective interest rate of the liability component for the periods ended January 31, 2014 and 2013 was equal to 7.00%.
NOTE 8—LONG-TERM DEBT
The following is a summary of long-term debt as of January 31, 2014 and 2013:

	January 31, 2014	January 31, 2013
	(in thousands)
Fixed rate notes payable to Wells Fargo Bank, N.A., interest rate of 3.46%, monthly interest payments with the principal payment due February 2015, secured by rental fleet equipment	$33,982	$42,634
Fixed rate notes payable to various finance and other companies, interest rates primarily ranging from 3.4% to 10.23%, due in monthly installments including interest and various maturity dates through December 2028, secured by fixed assets	15,878	12,403
Working Capital Line payable to Wells Fargo (see details in Note 6)	47,823	7,138
Variable rate notes payable to GE Commercial Distribution Finance Corporation, interest rate of LIBOR + 4.1%, monthly installment payments including interest, secured by rental fleet equipment	—	4,869
Other	41	116
	97,724	67,160
Less current maturities	(2,192)	(10,568)
	$95,532	$56,592

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-term debt maturities are as follows:

Years Ending January 31,	Amount
(in thousands)
2015	$2,192
2016	36,765
2017	3,539
2018	739
2019	48,239
Thereafter	6,250
$97,724
NOTE 9—DERIVATIVE INSTRUMENTS
The Company holds derivative instruments for the purpose of minimizing exposure to fluctuations in foreign currency exchange rates and benchmark interest rates to which the Company is exposed in the normal course of its operations.
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
Cash Flow Hedges
On October 9, 2013, the Company entered into a forward-starting interest rate swap instrument which has a notional amount of $100.0 million, an effective date of September 30, 2014 and a maturity date of September 30, 2018. The objective of the instrument is to, beginning on September 30, 2014, protect the Company from changes in benchmark interest rates to which the Company is exposed through certain of its variable interest rate credit facilities. The instrument provides for a fixed interest rate of 1.901% through the instrument's maturity date.
The Company may, from time to time, hedge foreign currency exchange rate risk arising from inventory purchases denominated in Canadian dollars through the use of foreign currency forward contracts. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with the Canadian dollar purchasing is less than 12 months.
The interest rate swap instrument and foreign currency contracts have been designated as cash flow hedging instruments and accordingly changes in the effective portion of the fair value of the instruments are recorded in other comprehensive income and only reclassified into earnings in the period(s) in which the related hedged item affects earnings or the anticipated underlying hedged transactions are no longer probable of occurring. Any hedge ineffectiveness is recognized in earnings immediately.
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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the notional value of the Company's derivative instruments outstanding as of January 31, 2014 and 2013:

	Notional Amount as of:
	January 31, 2014	January 31, 2013
	(in thousands)
Net Investment Hedge:
Foreign currency contracts	$43,742	$—
Cash Flow Hedges:
Interest rate swap	100,000	—
Foreign currency contracts	4,754	—
Derivatives Not Designated as Hedging Instruments:
Foreign currency contracts	44,775	3,898
The following table sets forth the fair value of the Company's derivative instruments outstanding as of January 31, 2014 and 2013.

	Fair Value as of:
	January 31, 2014	January 31, 2013	Balance Sheet Location
	(in thousands)
Asset Derivatives
Derivatives designated as hedging instruments:
Net investment hedges:
Foreign currency contracts	$157	$—	Prepaid expenses and other
Derivatives not designated as hedging instruments:
Foreign currency contracts	279	—	Prepaid expenses and other
Total Asset Derivatives	$436	$—

Liability Derivatives
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate swap	$1,227	$—	Accrued expenses
Foreign currency contracts	211	—	Accrued expenses
Derivatives not designated as hedging instruments:
Foreign currency contracts	—	86	Accrued expenses
Total Liability Derivatives	$1,438	$86

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the gains and losses recognized on the Company's derivative instruments for the years ended January 31, 2014 and 2013. No derivative instruments were outstanding during the year ended January 31, 2012.

	2014		2013
	Amount of Gain (Loss) Recognized in		Amount of Gain (Loss) Recognized in
	Other Comprehensive Income	Income	Other Comprehensive Income	Income	Income Statement Classification
	(in thousands)		(in thousands)
Derivatives Designated as Hedging Instruments:
Net investment hedges:
Foreign currency contracts	$284	$—	$(834)	$(365)	Interest and other income
Cash flow hedges:
Interest rate swap	(1,227)	—	—	—	N/A
Foreign currency contracts	(211)	—	—	—	N/A
Derivatives Not Designated as Hedging Instruments:
Foreign currency contracts	—	(720)	—	(1,430)	Interest and other income
Total Derivatives	$(1,154)	$(720)	$(834)	$(1,795)
No components of the Company's net investment or cash flow hedging instruments were excluded from the assessment of hedge ineffectiveness.
As of January 31, 2014, the Company had $1.2 million and $0.2 million in pre-tax net unrealized losses associated with its interest rate swap and foreign currency contract cash flow hedging instruments recorded in accumulated other comprehensive income, respectively. The Company expects that $0.5 million and $0.1 million of pre-tax unrealized losses associated with its interest rate swap and foreign currency contracts, respectively, will be reclassified into net income over the next 12 months.
NOTE 10—ACCRUED EXPENSES

	January 31, 2014	January 31, 2013
	(in thousands)
Compensation	$19,533	$18,025
Sales, payroll, real estate and value added taxes	6,405	4,930
Interest	2,299	2,389
Insurance	2,641	1,087
Deferred revenue	1,115	1,067
Derivative liabilities	1,438	86
Other	3,537	2,006
	$36,968	$29,590
NOTE 11—COMMITMENTS AND CONTINGENCIES
Litigation
The Company is engaged in proceedings incidental to the normal course of business. Due to their nature, such legal proceedings involve inherent uncertainties, including but not limited to, court rulings, negotiations between affected parties and governmental intervention. Based upon the information available to the Company and discussions with legal counsel, it is the

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company's opinion that the outcome of the various legal actions and claims that are incidental to its business will not have a material impact on the financial position, results of operations or cash flows. Such matters, however, are subject to many uncertainties, and the outcome of any matter is not predictable with assurance.
Other Matters
The Company is the lessee under many real estate leases in which it agrees to indemnify the lessor from certain liabilities arising as a result of the use of the leased premises, including environmental liabilities, or a breach of the lease by the lessee. Additionally, from time to time, the Company enters into agreements with third parties in connection with the sale of assets in which it agrees to indemnify the purchaser from certain liabilities or costs arising in connection with the assets. Also, in the ordinary course of business in connection with purchases or sales of goods and services, the Company enters into agreements that may contain indemnification provisions. In the event that an indemnification claim is asserted, the Company's liability would be limited by the terms of the applicable agreement. See additional information on our operating lease commitments in Note 12.
NOTE 12—OPERATING LEASE COMMITMENTS AND RELATED PARTY TRANSACTIONS
The Company leases 143 buildings under operating lease agreements with both related and unrelated parties, as well as office equipment and vehicles under various operating lease agreements. Rent and lease expense under all operating leases totaled $21.6 million, $17.3 million and $13.1 million during the years ended January 31, 2014, 2013 and 2012, respectively. The leases expire at various dates through January 2029. Certain leases have fluctuating minimum lease payments. The Company recognizes lease expense on a straight-line basis over the expected term of the lease.
The Company's store lease agreements contain lease periods primarily ranging from automatically renewable month-to-month terms to 15 years in length. Certain of the lease agreements contain terms such as an option to purchase the property at fair value, renew or extend the lease for an additional period at the conclusion of the original lease term or automatically renew the lease term at the conclusion of the original lease period on a month-to-month or year-to-year basis. A majority of the leases provide for fixed monthly rental payments and require the Company to pay the real estate taxes on the properties for the lease periods. All of the leases require that the Company maintains public liability and personal property insurance on each of the leased premises, and a majority of the leases require the Company to indemnify the lessor in connection with any claims arising from the leased premises during our occupation of the property. Most of the leases prohibit assigning the lease agreements or subletting the leased premises without the prior written consent of the lessor. In most of the leases, the Company has been granted a right of first refusal or other options to purchase the property.
Approximate future minimum lease payment commitments are as follows:

Years ending January 31,	Amount
(in thousands)
2015	$22,481
2016	19,315
2017	17,483
2018	16,288
2019	15,095
Thereafter	100,009
$190,671
Rent expense for operating leases with related parties totaled $0.1 million, $7.0 million and $6.3 million for the years ended January 31, 2014, 2013 and 2012, respectively. The Company has leased one store property pursuant to an operating lease from C.I. Farm Power, Inc., a company affiliated with Peter Christianson, the Company's President and a director, during each of the years ended January 31, 2014, 2013 and 2012. The lease expires on July 31, 2018, subject to the right of either party to terminate upon 60 days' written notice, The Company also leases buildings from Dealer Sites, LLC ("Dealer Sites"), an entity in which a minority position is owned by an entity affiliated with David Meyer, the Company's Board Chair and Chief Executive Officer, Peter Christianson, the Company's President and a director, and certain other Christianson family members. An entity affiliated with Tony Christianson, one of the Company's directors, formerly held a minority interest in Dealer Sites, LLC until December, 2012. During the years ended January 31, 2013 and 2012, Dealer Sites was deemed to be a related party, however, as of January 31, 2013 and throughout the year ended January 31, 2014, Dealer Sites was not deemed to be a related

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

party as total related party ownership in the entity was less than 10%. The Company leased 48 and 46 buildings pursuant to different operating lease agreements with Dealer Sites as of January 31, 2013 and 2012, respectively. As of January 31, 2013, the leases expired on various dates through January 2028, contained purchase options based on fair values at the time of purchase, and provided that the lessee pay all property taxes, utilities, insurance and all expenses necessary for the general maintenance of the respective buildings. During the years ended January 31, 2013 and 2012, the Company also received $1.3 million and $6.8 million, respectively, pursuant to sale-leaseback agreements with Dealer Sites.
The Company utilizes C.I. Construction, LLC ("C.I. Construction"), an entity owned by the brother-in-law of Peter Christianson and Tony Christianson, to perform construction management services for its building and leasehold improvement projects. Payments to C.I. Construction, which include cost reimbursements of certain building supplies and other construction costs, totaled $3.9 million, $6.7 million and $3.2 million for the years ended January 31, 2014, 2013 and 2012, respectively. The Company also had accounts receivable from C.I. Construction of $0.1 million outstanding as of January 31, 2014. During the year ended January 31, 2013, the Company also paid a total of $0.2 million to Cherry Tree & Associates, LLC, an entity affiliated with Tony Christianson, primarily for services related to the Senior Convertible Notes offering.
NOTE 13—INCOME TAXES
The provision for income taxes charged to income for the years ended January 31, 2014, 2013 and 2012 consists of the following:

	2014	2013	2012
	(in thousands)
Currently payable (receivable)
Federal	$13,086	$17,588	$9,342
Foreign	149	287	(10)
State	2,029	4,154	4,068
Deferred	(4,939)	6,108	16,029
	$10,325	$28,137	$29,429
The reconciliation of the statutory federal income tax rate to the Company's effective rate is as follows:

	2014	2013	2012
U.S. statutory rate	35.0%	35.0%	35.0%
Foreign statutory rates	2.9%	(0.4)%	—%
State taxes on income net of federal tax benefit	4.5%	4.7%	4.9%
Valuation allowances	10.3%	—%	—%
All other, net	3.3%	0.5%	0.1%
	56.0%	39.8%	40.0%

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net deferred tax assets and liabilities consist of the following components as of January 31, 2014 and 2013:

	2014	2013
	(in thousands)
Deferred tax assets:
Inventory allowances	$8,313	$5,146
Accrued liabilities and other	2,943	1,682
Stock-based compensation	932	630
Receivables	1,378	899
Net operating losses	1,204	430
Other	888	315
Total deferred tax assets	15,658	9,102
Valuation allowances	(1,898)	—
Deferred tax assets, net of valuation allowances	13,760	9,102

Deferred tax liabilities:
Property and equipment	$(38,876)	$(36,124)
Senior convertible notes	(8,076)	(9,391)
Intangibles	(459)	(2,452)
Other	—	(189)
Total deferred tax liabilities	$(47,411)	$(48,156)
As of January 31, 2014, the Company had accumulated undistributed earnings in non-U.S. subsidiaries of $2.8 million. The Company has concluded that such earnings are to be reinvested outside of the United States indefinitely. Accordingly, the Company has not recorded a deferred tax liability associated with these undistributed earnings. The Company estimates that the additional U.S. income taxes to be paid upon the repatriation of these undistributed earnings would be approximately $0.8 million.
As of January 31, 2014, the Company has recorded $5.2 million of net operating loss carryforwards within certain of its foreign jurisdictions which expire at various dates between 2018 and 2021, with certain jurisdictions having indefinite carryforward periods.
In reviewing the deferred tax assets as of January 31, 2014, the Company concluded that a full valuation allowance for the deferred tax assets, including net operating loss carryforwards, in certain of its foreign jurisdictions was warranted. In total, a valuation allowance of $1.9 million was recognized which was recorded as an additional provision for income taxes and negatively impacted the effective tax rate for the year ending January 31, 2014. This conclusion was principally based on the presence of historical losses and the anticipated time period over which taxable income may be generated in excess of these historical losses.
The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign countries. It is no longer subject to income tax examinations by U.S. federal tax authorities for fiscal years ended on or prior to January 31, 2010 and state tax authorities for fiscal years ended on or prior to January 31, 2009. In September 2013, the IRS released final tangible property regulations under Sections 162(a) and 263(a) of the Internal Revenue Code regarding the deduction and capitalization of expenditures related to tangible property as well as dispositions of tangible property. These regulations will be effective for our tax year beginning February 1, 2014. We are currently assessing the impact of these regulations and do not anticipate they will have a material impact on our consolidated financial position, results of operations, or cash flows.
NOTE 14—CAPITAL STRUCTURE
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
NOTE 15—STOCK-BASED COMPENSATION
Stock Award Plans
The Company's 2005 Equity Incentive Plan, a stock-based compensation plan (the "Plan") that was implemented during the year ended January 31, 2006 and amended from time to time, currently has a total of 1,500,000 shares available under the Plan. The purpose of the Plan is to provide incentive compensation to participants for services that have been or will be performed for continuing as employees or members of the Board of Directors of the Company. Under the Plan, the Company may grant incentive stock options, non-qualified stock options and restricted stock for up to 1,500,000 shares of common stock under all forms of awards. The Company accounts for stock options and restricted stock using the fair value method under ASC 718, Compensation—Stock Compensation. Shares issued for stock-based awards consist of authorized but unissued shares. The Company has approximately 299,000 shares authorized and available for future equity awards under the Plan as of January 31, 2014.
Compensation cost charged to operations under the Plan was $2.1 million, $1.6 million and $1.4 million for the years ended January 31, 2014, 2013 and 2012, respectively. The related income tax benefit (net) was $0.7 million, $0.5 million and $0.4 million for the years ended January 31, 2014, 2013 and 2012, respectively.
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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes stock option activity for the year ended January 31, 2014:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
	(in thousands)		(in thousands)
Outstanding at January 31, 2013	386	$11.64	$6,665	4.8
Granted	—	—
Exercised	(10)	8.33
Forfeited	—	—
Outstanding at January 31, 2014	376	$11.72	$2,336	3.8
Exercisable at January 31, 2014	347	$11.10	$2,297	3.7
The aggregate intrinsic value of stock options exercised was $0.1 million, $1.1 million and $2.4 million for the years ended January 31, 2014, 2013 and 2012, respectively. As of January 31, 2014 there was $0.1 million of unrecognized compensation cost on non-vested stock options that is expected to be recognized over a weighted-average period of 0.5 years.
The following is a summary of information related to options outstanding and exercisable at January 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
	(in thousands)			(in thousands)
$ 4.00-4.50	58	2.3	$4.46	58	2.3	$4.46
7.50-10.20	195	3.8	8.35	193	3.8	8.33
11.15-14.69	24	4.8	12.01	18	4.8	12.07
21.21-26.84	99	4.5	22.47	78	4.5	22.53
	376	3.8	$11.72	347	3.7	$11.10
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
The following table summarizes restricted stock activity for the year ended January 31, 2014:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)
	(in thousands)
Nonvested at January 31, 2013	255	$22.09	3.0
Granted	140	20.92
Forfeited	(7)	24.02
Vested	(67)	19.60
Nonvested at January 31, 2014	321	$22.05	3.3
The weighted-average grant date fair value of restricted stock granted was $20.92, $26.83 and $24.45 during the years ended January 31, 2014, 2013 and 2012, respectively. The total fair value of restricted stock vested was $1.5 million, $1.3

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

million and $1.0 million during the years ended January 31, 2014, 2013 and 2012, respectively. As of January 31, 2014, there was $4.7 million of unrecognized compensation cost on non-vested restricted stock that is expected to be recognized over a weighted-average period of 3.3 years.
NOTE 16—EMPLOYEE BENEFIT PLANS
The Company has a 401(k) profit-sharing plan for full-time employees at least 19 years of age. The Company makes matching contributions of 50% of qualifying employee elective contributions to the plan. The Company's matching contributions to the plan of $4.0 million, $3.6 million and $3.0 million were charged to expense for the years ended January 31, 2014, 2013 and 2012, respectively. In addition, the Company may make a discretionary contribution to the plan as determined by the Board of Directors, with a maximum amount equal to the amount allowed under the IRS regulations. The Company did not make any discretionary contributions to the plan for the years ended January 31, 2014, 2013 and 2012.
NOTE 17—BUSINESS COMBINATIONS
The Company continued to implement its strategy of consolidating dealerships in desired market areas. Below is a summary of the acquisitions completed for the years ended January 31, 2014, 2013 and 2012. In certain of the business combination transactions the Company recognized goodwill. Factors contributing to the recognition of goodwill include an evaluation of future and historical financial performance, the value of the workforce acquired and proximity to other existing and future planned Company locations. Pro forma results are not presented as the acquisitions are not considered material, individually or in aggregate, to the Company. The results of operations have been included in the Company's consolidated results of operations since the date of each respective business combination.
Fiscal 2014
Tucson Tractor Company
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
Adobe CE, LLC
On March 1, 2013, the Company acquired certain assets of Adobe CE, LLC. The acquired entity consisted of one construction equipment store Albuquerque, New Mexico and expands the Company's presence into New Mexico. The acquisition-date fair value of the total consideration transferred for the store was $1.2 million.
Fiscal 2013
Colorado division of Adobe Truck & Equipment, LLC
On February 27, 2012, the Company acquired certain assets of the Colorado division of Adobe Truck & Equipment, LLC. The acquired entity consisted of three construction equipment stores in Denver, Colorado Springs, and Loveland, Colorado. The acquisition establishes the Company's first construction equipment stores in Colorado and allows the Company to have the exclusive Case Construction contract for all of Colorado east of the Rocky Mountains. The acquisition-date fair value of the total consideration transferred for the stores was $3.4 million.
Rimex 1-Holding EAD
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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Haberer's Implement, Inc.
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
East Helena Rental, LLC
On April 2, 2012, the Company acquired certain assets of East Helena Rental, LLC. The acquired entity consisted of one construction equipment rental store in Helena, Montana which is contiguous to the Company's existing locations in Missoula, Great Falls, Bozeman and Big Sky, Montana. The acquisition-date fair value of the total consideration transferred for the store was $0.6 million.
Curly Olney's, Inc.
On July 2, 2012, the Company acquired certain assets of Curly Olney's, Inc. The acquired entity consisted of two agricultural equipment stores in McCook and Imperial, Nebraska and expands the Company's agriculture presence in Nebraska. The acquisition-date fair value of the total consideration transferred for the stores was $5.5 million.
Toner's, Inc
On November 1, 2012, the Company acquired certain assets of Toner's, Inc. The acquired entity consisted of three agricultural equipment stores in Grand Island, Broken Bow and Ord, Nebraska which are contiguous to the Company's existing locations in Kearney, Lexington, North Platte and Hastings, Nebraska. The acquisition-date fair value of the total consideration transferred for the stores was $13.9 million. As of January 31, 2013, the final valuation of the intangible assets acquired was not complete. As a result, the recorded intangible asset values were based on provisional estimates of fair value. The valuation of such assets was completed during the year ended January 31, 2014 and resulted in a $0.1 million decrease in the value of the distribution rights, a $0.2 million decrease in the value of customer relationships and a $0.3 million increase in the value of goodwill arising from the acquisition. The comparative information as of January 31, 2013 was retrospectively adjusted to reflect the final values assigned to each of the intangible assets.
Falcon Power Inc.
On November 1, 2012, the Company acquired certain assets of Falcon Power Inc. The acquired entity consisted of two construction equipment stores in Phoenix and Flagstaff, Arizona and expands the Company's presence into Arizona. The acquisition-date fair value of the total consideration transferred for the stores was $1.4 million.
VIAT D.o.o.
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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The allocations of the purchase prices in the above business combinations are presented in the following table:

	2014	2013	2012
	(in thousands)
Cash	$2	$3	$99
Receivables	270	2,804	5,362
Inventories	2,658	29,120	49,818
Prepaid expenses and other	—	352	694
Deferred income taxes	—	—	13
Property and equipment	2,119	4,831	11,238
Intangible assets	182	4,029	6,653
Goodwill	71	6,479	6,033
	$5,302	$47,618	$79,910
Accounts payable	$—	$3,119	$1,120
Floorplan payable	—	7,572	17,389
Customer deposits	4	1,586	1,143
Accrued expenses	—	21	37
Income taxes payable	—	—	390
Long-term debt	—	—	585
Deferred income taxes	—	—	1,440
	$4	$12,298	$22,104
Cash consideration	4,850	31,880	48,547
Non-cash consideration: liabilities incurred	448	3,440	9,259
Total consideration	$5,298	$35,320	$57,806
Goodwill related to the Agriculture operating segment	$—	$4,877	$3,434
Goodwill related to the Construction operating segment	$71	$1,500	$1,706
Goodwill related to the International operating segment	$—	$102	$893

Goodwill expected to be deductible for tax purposes	$71	$6,107	$4,730

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18—FAIR VALUE OF FINANCIAL INSTRUMENTS
The assets and liabilities which are measured at fair value on a recurring basis as of January 31, 2014 and 2013 are as follows:

	January 31, 2014				January 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)				(in thousands)
Financial Assets
Foreign currency contracts	$—	$436	$—	$436	$—	$—	$—	$—
Total Financial Assets	$—	$436	$—	$436	$—	$—	$—	$—

Financial Liabilities
Interest rate swap	$—	$(1,227)	$—	$(1,227)	$—	$—	$—	$—
Foreign currency contracts	—	(211)	—	(211)	—	(86)	—	(86)
Total Financial Liabilities	$—	$(1,438)	$—	$(1,438)	$—	$(86)	$—	$(86)
The valuation for the Company's foreign currency contracts and interest rate swap derivative instruments were valued using discounted cash flow analyses, an income approach, utilizing readily observable market data as inputs.
The Company also valued certain goodwill, other intangible assets and other long-lived assets at fair value on a non-recurring basis during the year-ended January 31, 2014, as part of its annual impairment tests. The estimated fair value of these assets approximated zero, thus requiring a full impairment charge equal to the carrying values of such assets. The valuation methodologies utilized Level 3 fair value inputs, as described in Note 1 and Note 5.
The Company also has financial instruments that are not recorded at fair value in its consolidated financial statements. The carrying amount of cash, receivables, payables, short-term debt and other current liabilities approximates fair value because of the short maturity and/or frequent repricing of those instruments, which are Level 2 fair value inputs. Based upon current borrowing rates with similar maturities, which are Level 2 fair value inputs, the carrying value of long-term debt approximates the fair value as of January 31, 2014 and 2013. The following table provides details on the Senior Convertible Notes as of January 31, 2014 and 2013. The difference between the face value and the carrying value of these notes is the result of the allocation between the debt and equity components (see Note 7). Fair value of the Senior Convertible Notes was estimated based on Level 2 fair value inputs.

	January 31, 2014			January 31, 2013
	Estimated Fair Value	Carrying Value	Face Value	Estimated Fair Value	Carrying Value	Face Value
	(in thousands)			(in thousands)
Senior convertible notes	$128,522	$128,893	$150,000	$152,760	$125,666	$150,000
NOTE 19—SEGMENT INFORMATION AND OPERATING RESULTS
The Company owns and operates a network of full service agricultural and construction equipment stores in the United States and Europe. During the year ended January 31, 2014, the Company determined that its International operations were a separate reportable segment. Thus, the financial information for the years ended January 31, 2013 and 2012 has been reclassified for comparability with current year presentation. As of January 31, 2014, the Company has three reportable segments: Agriculture, Construction and International. The Company's segments are organized based on types of products sold and geographic areas, as described in the following paragraphs. The operating results for each segment are reported separately to the Company's Chief Executive Officer and President to make decisions regarding the allocation of resources, to assess the Company's operating performance and to make strategic decisions.
The Company's Agriculture segment sells, services, and rents machinery, and related parts and attachments, for uses ranging from large-scale farming to home and garden use in North America. This segment also includes ancillary sales and

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

services related to agricultural activities and products such as equipment transportation, Global Positioning System ("GPS") signal subscriptions and finance and insurance products.
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
Revenue generated from sales to customers outside of the United States was $145.9 million, $72.5 million and $5.9 million for the years ended January 31, 2014, 2013 and 2012, respectively. As of January 31, 2014 and 2013, $7.3 million and $5.4 million of the Company's long-lived assets were held in its European subsidiaries, respectively.
Revenues, income (loss) before income tax and total assets at the segment level are reported before eliminations. The Company retains various unallocated income/(expense) items and assets at the general corporate level, which the Company refers to as "Shared Resources" in the table below. Shared Resource assets primarily consist of cash and property and equipment. Revenue between segments is immaterial. Revenue amounts included in Eliminations primarily relate to transactions within a segment. See Note 5 for information regarding goodwill by segment.
Certain financial information for each of the Company's business segments is set forth below.

	January 31, 2014	January 31, 2013	January 31, 2012
	(in thousands)
Revenue
Agriculture	$1,765,821	$1,827,023	$1,435,387
Construction	405,822	380,295	279,152
International	145,884	72,510	5,907
Segment revenue	2,317,527	2,279,828	1,720,446
Eliminations	(91,081)	(81,408)	(61,454)
Total	$2,226,446	$2,198,420	$1,658,992
Income (Loss) Before Income Taxes
Agriculture	$59,574	$83,256	$73,953
Construction	(28,083)	(4,708)	5,461
International	(5,544)	541	458
Segment income (loss) before income taxes	25,947	79,089	79,872
Shared Resources	(6,650)	(6,902)	(5,993)
Eliminations	(868)	(1,491)	(305)
Income before income taxes	$18,429	$70,696	$73,574
Impairment
Agriculture	$—	$—	$—
Construction	8,243	—	—
International	1,754	—	—
Segment impairment	9,997	—	—
Shared Resources	—	—	—
Total	$9,997	$—	$—

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	January 31, 2014	January 31, 2013	January 31, 2012
	(in thousands)
Interest Income
Agriculture	$270	$181	$117
Construction	638	510	299
International	102	—	—
Segment interest income	1,010	691	416
Shared Resources	22	13	—
Total	$1,032	$704	$416
Interest Expense
Agriculture	$16,052	$13,324	$10,601
Construction	10,751	8,634	3,267
International	4,562	957	5
Segment interest expense	31,365	22,915	13,873
Shared Resources	(810)	(153)	(4,203)
Total	$30,555	$22,762	$9,670
Depreciation and Amortization
Agriculture	$8,196	$7,056	$5,497
Construction	18,064	13,546	7,568
International	1,110	340	—
Segment depreciation and amortization	27,370	20,942	13,065
Shared Resources	3,424	2,522	2,198
Total	$30,794	$23,464	$15,263
Capital Expenditures
Agriculture	$4,634	$7,470	$6,145
Construction	2,752	16,175	9,447
International	4,015	1,070	—
Segment capital expenditures	11,401	24,715	15,592
Shared Resources	7,609	15,117	5,830
Total	$19,010	$39,832	$21,422
Total Assets
Agriculture	$943,212	$781,382	$766,075
Construction	308,525	346,554	250,474
International	195,534	119,132	15,023
Segment assets	1,447,271	1,247,068	1,031,572
Shared Resources	$120,335	$199,849	$57,882
Eliminations	(2,958)	(2,843)	(1,382)
Total	$1,564,648	$1,444,074	$1,088,072

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20—SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
The following reflects selected quarterly financial information for fiscal years 2014 and 2013.

	Revenue	Gross Profit	Net Income Attributable to Titan Machinery Inc.	Earnings per Share-Basic	Earnings per Share-Diluted
	(in thousands, except per share data)
2014
First quarter	$441,674	$73,948	$(414)	$(0.02)	$(0.02)
Second quarter	488,180	83,542	3,833	0.18	0.18
Third quarter	587,961	93,606	5,825	0.27	0.27
Fourth quarter	708,631	96,978	(393)	(0.02)	(0.02)
2013
First quarter	$421,723	$70,409	$7,597	$0.36	$0.36
Second quarter	410,071	70,364	5,209	0.25	0.25
Third quarter	582,112	94,059	14,061	0.67	0.66
Fourth quarter	784,514	104,529	15,606	0.74	0.73
The Company recognized impairment charges totaling $10.0 million in the fourth quarter of fiscal 2014, resulting from the annual impairment tests on goodwill, intangible assets and other long-lived assets. Details of the Company's impairment testing is disclosed in Note 1 and Note 5. The Company also recognized $1.9 million in valuation allowances on certain deferred tax assets, including net operating losses, in certain of our foreign entities. Details of these valuation allowances are disclosed in Note 1 and Note 13.
NOTE 21—SUBSEQUENT EVENTS
To better align its Construction business in certain markets, in April 2014, the Company reduced its Construction-related headcount by approximately 12% primarily through the closing of seven underperforming Construction stores, staff reductions at other dealerships and reductions in support staff at its Shared Resource Center. The closed stores were located in Bozeman, Big Sky and Helena, Montana; Cheyenne, Wyoming; Clear Lake, Iowa; Flagstaff, Arizona; and Rosemount, Minnesota. The Company also closed its Agriculture store in Oskaloosa, Iowa and merged it with the nearby Agriculture store in Pella, Iowa. The Company's remaining stores in each of the respective areas will take over the distribution rights for the CNH brand previously held by the stores which have closed. The Company will transfer the majority of the assets of the closed stores to other stores, and will account for all exit costs related to these store closings in accordance with ASC 420, Exit or Disposal Cost Obligations. The Company estimates the total cost of these activities is anticipated to total approximately $4.2 million, comprised of an accrual for the net present value of remaining lease obligations, employee severance costs, impairment of certain fixed assets and costs associated with relocation of assets from the closed stores. These expenses are expected to be recognized in the three months ended April 30, 2014.
On April 3, 2014, we amended our credit facility with Wells Fargo to modify and add certain definitions. The amendment also modified and added certain financial covenants. The effective date of the amendment was January 31, 2014 and significant terms of this amendment are included in Note 6.

Schedule II—Valuation and Qualifying Accounts and Reserves
Titan Machinery Inc.

Classification	Beginning Balance	Additions Charged to Expenses	Deductions for Write-offs, Net of Recoveries	Ending Balance
	(in thousands)
Valuation reserve deduction from receivables:
Year Ended January 31, 2014	$2,337	$4,804	$(3,478)	$3,663
Year Ended January 31, 2013	720	3,218	(1,601)	2,337
Year Ended January 31, 2012	429	1,245	(954)	720

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
As previously reported on the Company's Current Report on Form 8-K, dated June 27, 2013, the Audit Committee of the Board of Directors of the Company approved the dismissal of Eide Bailly LLP (“Eide Bailly”) as the Company’s independent registered public accounting firm, and engaged Deloitte & Touche LLP (“Deloitte”) as the Company's independent registered public accounting firm, each effective on June 27, 2013.

During the fiscal years ended January 31, 2013 and 2012 and the subsequent interim period through June 27, 2013, there were: (i) no disagreements with Eide Bailly on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Eide Bailly, would have caused Eide Bailly to make reference to the subject matter of the disagreement(s) in connection with its reports, and (ii) no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

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
Management's Report on Internal Control Over Financial Reporting    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of January 31, 2014.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited our internal control over financial reporting as of January 31, 2014, as stated in their attestation report included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting.    There has not been any change in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during its most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
Our Compensation Committee approved amendments (the “Employment Agreement Amendments”) to the Employment Agreements of David Meyer and Peter Christianson, each dated March 6, 2013 (the “Employment Agreements”).  The Employment Agreement Amendments adjust the date on which such officers will receive their annual equity incentive grants, which are required by the Employment Agreements, and allow the Compensation Committee to determine the type of equity incentive grant, rather than requiring a grant of restricted stock. The effective date of the Employment Agreement Amendments is March 1, 2014.
On April 3, 2014, we entered into the "Third Amendment to Amended and Restated Credit Agreement" respecting our Wells Fargo Credit Agreement (the "Third Amendment"). The Third Amendment modified certain definitions including the terms "Consolidated EBITDAR" and "Consolidated Fixed Charge Coverage Ratio", and added new definitions for the terms "One-Time Impairment Charge" and "One-Time Restructuring Charge". The Third Amendment also modified certain financial covenants respecting the "Consolidated Net Leverage Ratio" and the "Consolidated Fixed Charge Coverage Ratio", and added a financial covenant respecting "Consolidated Net Income". The effective date of the Third Amendment is January 31, 2014.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Other than the information included in Part I of this Form 10-K under the heading "Executive Officers of the Registrant," the information required by Item 10 is incorporated by reference to the sections labeled "Election of Directors," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance," all of which will appear in our definitive proxy statement for our 2014 Annual Meeting.

ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated herein by reference to the sections entitled "Executive Compensation," "Non-Employee Director Compensation," "Compensation Committee," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report," all of which will appear in our definitive proxy statement for our 2014 Annual Meeting.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated herein by reference to the sections entitled "Principal Stockholders and Management Stockholdings" and "Equity Compensation Plan Information," both of which will appear in our definitive proxy statement for our 2014 Annual Meeting.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated herein by reference to the sections entitled "Corporate Governance—Independence" and "Certain Relationships and Related Party Transactions," both of which will appear in our definitive proxy statement for our 2014 Annual Meeting.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 is incorporated herein by reference to the section entitled "Fees of the Independent Registered Public Accounting Firm," which will appear in our definitive proxy statement for our 2014 Annual Meeting.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report.

(1)	Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:
Report of Deloitte & Touche LLP on Consolidated Financial Statements and Financial Statement Schedule as of January 31, 2014 and for the year ended January 31, 2014
Report of Deloitte & Touche LLP on Internal Control Over Financial Reporting as of January 31, 2014
Report of Eide Bailly LLP on Consolidated Financial Statements and Financial Statement Schedule as of January 31, 2013 and 2012 and for each of the two years in the period ended January 31, 2013
Consolidated Balance Sheets as of January 31, 2014 and 2013
Consolidated Statements of Operations for each of the three years in the period ended January 31, 2014
Consolidated Statements of Comprehensive Income for each of the three years in the period ended January 31, 2014
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended January 31, 2014
Consolidated Statements of Cash Flows for each of the three years in the period ended January 31, 2014
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
Dated: April 10, 2014
TITAN MACHINERY INC.

By	/s/ DAVID J. MEYER	By	/s/ MARK P. KALVODA
	David J. Meyer, Board Chair and Chief Executive Officer		Mark P. Kalvoda, Chief Financial Officer
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

Signatures	Title	Date

/s/ DAVID J. MEYER	Board Chair and Chief Executive Officer (principal executive officer)	April 10, 2014
David J. Meyer

/s/ PETER J. CHRISTIANSON	President and Director	April 10, 2014
Peter J. Christianson

/s/ MARK P. KALVODA	Chief Financial Officer (principal financial officer and principal accounting officer)	April 10, 2014
Mark P. Kalvoda

/s/ TONY CHRISTIANSON	Director	April 10, 2014
Tony Christianson

/s/ JAMES WILLIAMS	Director	April 10, 2014
James Williams

/s/ JAMES IRWIN	Director	April 10, 2014
James Irwin

/s/ JOHN BODE	Director	April 10, 2014
John Bode

/s/ THEODORE WRIGHT	Director	April 10, 2014
Theodore Wright

/s/ STANLEY DARDIS	Director	April 10, 2014
Stanley Dardis

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

10.1
2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the registrant's Amendment No. 2 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on October 10, 2007).**

10.2
Amended and Restated Employment Agreement, dated March 6, 2013, between David Meyer and the registrant (incorporated herein by reference to Exhibit 10.2 of the registrant's Annual Report on Form 10-K filed with the Commission on April 10, 2013).**

10.3
Amended and Restated Employment Agreement, dated March 6, 2013, between Peter Christianson and the registrant (incorporated herein by reference to Exhibit 10.3 of the registrant's Annual Report on Form 10-K filed with the Commission on April 10, 2013).**

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

10.22
Form of Incentive Stock Option Agreement under the 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.22 of the registrant's Amendment No. 2 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on October 10, 2007).**

10.23
Form of Non-Qualified Stock Option Agreement under the 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.23 of the registrant's Amendment No. 2 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on October 10, 2007).**

10.24
Form of Restricted Stock Agreement under the 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.24 of the registrant's Amendment No. 2 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on October 10, 2007).**

10.25
Amended and Restated Wholesale Floorplan Credit Facility and Security Agreement, dated November 13, 2007, between CNH Capital America LLC and the registrant (incorporated herein by reference to Exhibit 10.25 of the registrant's Amendment No. 5 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on November 27, 2007).

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

10.37*
Titan Machinery Inc. Fiscal 2015 Non-Employee Director Compensation Plan (incorporated herein by reference to Exhibit 10.37 of the registrant's Annual Report on Form 10-K filed with the Commission on April 10, 2013).**

10.38	Titan Machinery Inc. Executive Bonus Plan (incorporated by reference to Exhibit 10.38 of the registrant's Annual Report on Form 10-K filed with the Commission on April 11, 2012).**

10.39*	Compensation Arrangements for Executive Officers**

10.40	[Reserved]

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

No.	Description
10.48
First Amendment, dated as of December 4, 2012, to Amended and Restated Credit Agreement by and among the registrant, Wells Fargo Bank, National Association, and the Financial Institutions Party Thereto (incorporated herein by reference to Exhibit 10.2 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on December 6, 2012).

10.49
Letter Agreement with CNH Capital America, LLC dated February 15, 2013 (incorporated herein by reference to Exhibit 10.49 of the registrant's Annual Report on Form 10-K filed with the Commission on April 10, 2013).**

10.50
Purchase Agreement, dated April 18, 2012, by and among the registrant and certain initial purchasers (incorporated herein by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed with the Commission on April 24, 2012).

10.51
Amended and Restated Wholesale Financing Plan, dated as of October 31, 2013, by and among the registrant and Agricredit Acceptance LLC (incorporated herein by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q field with the Commission on December 5, 2013).

10.52
Second Amendment, dated as of November 14, 2013, to Amended and Restated Credit Agreement by and among the registrant, Wells Fargo Bank, National Association, and the Financial Institutions Party Thereto
(incorporated herein by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q field with the Commission on December 5, 2013).

10.53*	Third Amendment, dated as of April 3, 2014, to Amended and Restated Credit Agreement by and among the registrant, Wells Fargo Bank, National Association, and the Financial Institutions Party Thereto.

10.54*	Amendment to Amended and Restated Employment Agreement, dated March 6, 2013, between David Meyer and the registrant.**

10.55*	Amendment to Amended and Restated Employment Agreement, dated March 6, 2013, between Peter Christianson and the registrant.**

21.1*	Subsidiaries of Titan Machinery Inc.

23.1*	Consent of Eide Bailly, LLP

23.2*	Consent of Deloitte & Touche LLP

24.1	Power of Attorney (Included on Signature Page)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101+
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

___________________________________________

*	Filed herewith

+	Furnished herewith

**	Indicates management contract or compensatory plan or arrangement.