Form 10-Q
period 2014-04-30
Titan Machinery Inc.
filed 2014-06-05
CIK 1409171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

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

The number of shares outstanding of the registrant’s common stock as of May 31, 2014 was: Common Stock, $0.00001 par value, 21,252,169 shares.

TITAN MACHINERY INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. — FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

TITAN MACHINERY INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	April 30, 2014	January 31, 2014
	(Unaudited)
Assets
Current Assets
Cash	$82,011	$74,242
Receivables, net	79,895	97,894
Inventories	1,116,977	1,075,978
Prepaid expenses and other	17,392	24,740
Income taxes receivable	6,173	851
Deferred income taxes	13,441	13,678
Total current assets	1,315,889	1,287,383
Intangibles and Other Assets
Noncurrent parts inventories	5,085	5,098
Goodwill	24,751	24,751
Intangible assets, net of accumulated amortization	11,582	11,750
Other	7,555	7,666
Total intangibles and other assets	48,973	49,265
Property and Equipment, net of accumulated depreciation	231,780	228,000
Total Assets	$1,596,642	$1,564,648

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$26,138	$23,714
Floorplan payable	798,542	750,533
Current maturities of long-term debt	35,990	2,192
Customer deposits	36,384	61,286
Accrued expenses	43,634	36,968
Income taxes payable	3	344
Total current liabilities	940,691	875,037
Long-Term Liabilities
Senior convertible notes	129,728	128,893
Long-term debt, less current maturities	66,690	95,532
Deferred income taxes	46,854	47,329
Other long-term liabilities	7,360	6,515
Total long-term liabilities	250,632	278,269
Commitments and Contingencies
Stockholders' Equity
Common stock, par value $.00001 per share, 45,000 shares authorized; 21,253 shares issued and outstanding at April 30, 2014; 21,261 shares issued and outstanding at January 31, 2014	—	—
Additional paid-in-capital	238,795	238,857
Retained earnings	165,380	169,575
Accumulated other comprehensive income (loss)	(1,278)	339
Total Titan Machinery Inc. stockholders' equity	402,897	408,771
Noncontrolling interest	2,422	2,571
Total stockholders' equity	405,319	411,342
Total Liabilities and Stockholders' Equity	$1,596,642	$1,564,648
 See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended April 30,
	2014	2013
Revenue
Equipment	$345,045	$334,745
Parts	68,379	62,837
Service	37,084	31,998
Rental and other	14,955	12,094
Total Revenue	465,463	441,674
Cost of Revenue
Equipment	316,282	303,823
Parts	48,014	44,711
Service	14,403	11,363
Rental and other	10,825	7,829
Total Cost of Revenue	389,524	367,726
Gross Profit	75,939	73,948
Operating Expenses	71,152	68,933
Realignment Costs	2,801	—
Income from Operations	1,986	5,015
Other Income (Expense)
Interest income and other income (expense)	(224)	597
Floorplan interest expense	(4,593)	(3,442)
Other interest expense	(3,441)	(3,167)
Loss Before Income Taxes	(6,272)	(997)
Benefit from Income Taxes	1,733	394
Net Loss Including Noncontrolling Interest	$(4,539)	$(603)
Less: Net Loss Attributable to Noncontrolling Interest	(344)	(189)
Net Loss Attributable to Titan Machinery Inc.	$(4,195)	$(414)
Net Loss per Share - Note 1
Net Loss per Share - Basic	$(0.20)	$(0.02)
Net Loss per Share - Diluted	$(0.20)	$(0.02)
Weighted Average Common Shares - Basic	20,951	20,854
Weighted Average Common Shares - Diluted	20,951	20,854

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended April 30,
	2014	2013
Net Loss Including Noncontrolling Interest	$(4,539)	$(603)
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(1,220)	(797)
Unrealized gain (loss) on net investment hedge derivative instruments, net of tax expense (benefit) of ($498) and $314 for the three months ended April 30, 2014 and 2013, respectively	(747)	471
Unrealized gain on interest rate swap cash flow hedge derivative instruments, net of tax expense of $2 for the three months ended April 30, 2014	3	—
Unrealized gain on foreign currency contract cash flow hedge derivative instruments, net of tax expense of $21 for the three months ended April 30, 2014	32	—
Reclassification of loss on foreign currency contract cash flow hedge derivative instruments included in net loss, net of tax expense of $5 for the three months ended April 30, 2014	9	—
Total Other Comprehensive Income (Loss)	(1,923)	(326)
Comprehensive Loss	(6,462)	(929)
Comprehensive Loss Attributable to Noncontrolling Interest	(650)	(324)
Comprehensive Loss Attributable To Titan Machinery Inc.	$(5,812)	$(605)

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Common Stock				Accumulated Other Comprehensive Loss
	Shares Outstanding	Amount	Additional Paid-In Capital	Retained Earnings	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Net Investment Hedges	Unrealized Gains (Losses) on Interest Rate Swap Cash Flow Hedges	Unrealized Gains (Losses) on Foreign Currency Contract Cash Flow Hedges	Total	Total Titan Machinery Inc. Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
Balance, January 31, 2013	21,092	$—	$236,521	$160,724	$(226)	$(509)	$—	$—	$(735)	$396,510	$3,409	$399,919
Common stock issued on grant of restricted stock (net of forfeitures), exercise of stock options and warrants, and tax benefits of equity awards	11	—	272	—	—	—	—	—	—	272	—	272
Stock-based compensation expense	—	—	470	—	—	—	—	—	—	470	—	470
Comprehensive income (loss):
Net loss	—	—	—	(414)	—	—	—	—	—	(414)	(189)	(603)
Other comprehensive income (loss)	—	—	—	—	(662)	471	—	—	(191)	(191)	(135)	(326)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(605)	(324)	(929)
Balance, April 30, 2013	21,103	$—	$237,263	$160,310	$(888)	$(38)	$—	$—	$(926)	$396,647	$3,085	$399,732

Balance, January 31, 2014	21,261	$—	$238,857	$169,575	$1,541	$(339)	$(737)	$(126)	$339	$408,771	$2,571	$411,342
Common stock issued on grant of restricted stock (net of forfeitures), exercise of stock options and warrants, and tax benefits of equity awards	(8)	—	(23)	—	—	—	—	—	—	(23)	—	(23)
Stock-based compensation expense	—	—	463	—	—	—	—	—	—	463	—	463
Other	—	—	(502)	—	—	—	—	—	—	(502)	501	(1)
Comprehensive income (loss):
Net loss	—	—	—	(4,195)	—	—	—	—	—	(4,195)	(344)	(4,539)
Other comprehensive income (loss)	—	—	—	—	(914)	(747)	3	41	(1,617)	(1,617)	(306)	(1,923)
Total comprehensive income	—	—	—	—	—	—	—	—	—	(5,812)	(650)	(6,462)
Balance, April 30, 2014	21,253	$—	$238,795	$165,380	$627	$(1,086)	$(734)	$(85)	$(1,278)	$402,897	$2,422	$405,319

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended April 30,
	2014	2013
Operating Activities
Net income including noncontrolling interest	$(4,539)	$(603)
Adjustments to reconcile net income including noncontrolling interest to net cash used for operating activities
Depreciation and amortization	6,729	5,869
Deferred income taxes	232	171
Stock-based compensation expense	463	470
Noncash interest expense	1,151	1,108
Other, net	(636)	619
Changes in assets and liabilities, net of purchase of equipment dealerships assets and assumption of liabilities
Receivables, prepaid expenses and other assets	21,571	34,587
Inventories	(41,963)	(102,258)
Manufacturer floorplan payable	(17,308)	65,525
Accounts payable, customer deposits, accrued expenses and other long-term liabilities	(14,639)	(4,612)
Income taxes	(5,663)	(7,195)
Net Cash Used for Operating Activities	(54,602)	(6,319)
Investing Activities
Rental fleet purchases	(629)	(329)
Property and equipment purchases (excluding rental fleet)	(5,078)	(5,454)
Net proceeds from sale of property and equipment	471	237
Purchase of equipment dealerships, net of cash purchased	—	(4,848)
Other, net	(887)	771
Net Cash Used for Investing Activities	(6,123)	(9,623)
Financing Activities
Net change in non-manufacturer floorplan payable	65,305	8,408
Proceeds from long-term debt borrowings	5,832	665
Principal payments on long-term debt	(2,505)	(3,405)
Other, net	(207)	272
Net Cash Provided by Financing Activities	68,425	5,940
Effect of Exchange Rate Changes on Cash	69	(106)
Net Change in Cash	7,769	(10,108)
Cash at Beginning of Period	74,242	124,360
Cash at End of Period	$82,011	$114,252
Supplemental Disclosures of Cash Flow Information
Cash paid during the period
Income taxes, net of refunds	$3,973	$6,486
Interest	$5,475	$4,405
Supplemental Disclosures of Noncash Investing and Financing Activities
Net property and equipment financed with long-term debt, accounts payable and accrued liabilities	$1,100	$4,285
Net transfer of assets to property and equipment from inventories	$1,962	$30,122
 See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1—BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The quarterly operating results for Titan Machinery Inc. (the “Company”) are subject to fluctuation due to varying weather patterns, which may impact the timing and amount of equipment purchases, rentals, and after-sales parts and service purchases by the Company’s Agriculture, Construction and International customers. Therefore, operating results for the three-month period ended April 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2015. The information contained in the balance sheet as of January 31, 2014 was derived from the audited financial statements for the Company for the year then ended. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended January 31, 2014 as filed with the SEC.

Nature of Business

The Company is engaged in the retail sale, service and rental of agricultural and construction machinery through its stores in the United States and Europe. The Company’s North American stores are located in Arizona, Colorado, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, South Dakota, Wisconsin and Wyoming, and its European stores are located in Bulgaria, Romania, Serbia and Ukraine.

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

Reclassifications

Certain reclassifications of amounts previously reported have been made to the accompanying consolidated financial statements, including the consolidated statements of cash flows, to maintain consistency and comparability between periods presented. These reclassifications had no impact on previously reported cash flows from operating, investing or financing activities.

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

Diluted EPS were computed by dividing net income attributable to Titan Machinery Inc. after allocation of income to participating securities by the weighted-average shares of common stock outstanding after adjusting for potential dilution related to the conversion of all dilutive securities into common stock. All potentially dilutive securities were included in the computation of diluted EPS. There were approximately 375,000 and 380,000 stock options outstanding that were excluded from the computation of diluted EPS for the three months ended April 30, 2014 and 2013, respectively, because they were anti-dilutive. None of the approximately 3,474,000 shares underlying the Company’s senior convertible notes were included in the computation of diluted EPS because the Company’s average stock price was less than the conversion price of $43.17.

The following table sets forth the calculation of basic and diluted EPS:

	Three Months Ended April 30,
	2014	2013
	(in thousands, except per share data)
Numerator
Net Loss Attributable to Titan Machinery Inc.	$(4,195)	$(414)
Less: Net Loss Allocated to Participating Securities	60	5
Net Loss Attributable to Titan Machinery Inc. Common Stockholders	$(4,135)	$(409)
Denominator
Basic Weighted-Average Common Shares Outstanding	20,951	20,854
Plus: Incremental Shares From Assumed Conversions of Stock Options	—	—
Diluted Weighted-Average Common Shares Outstanding	20,951	20,854
Net Loss per Share - Basic	$(0.20)	$(0.02)
Net Loss per Share - Diluted	$(0.20)	$(0.02)

Recent Accounting Guidance

In April 2014, the Financial Accounting Standards Board ("FASB") amended authoritative guidance on reporting discontinued operations and disclosures of disposals of components of an entity, codified in Accounting Standard Codification ("ASC") 205-20, Discontinued Operations and 360, Property, Plant, and Equipment. The amended guidance changed the criteria for reporting discontinued operations, to only include disposals that represent a strategic shift and have a major effect on the entity's operations and financial results. The amended guidance also requires entities to provide additional disclosure of disposals reported as discontinued operations, and for disposals that do not qualify for discontinued operations presentation. The guidance is effective for disposals of components of an entity occurring in fiscal years beginning after December 15, 2014, with early adoption permitted. The Company will adopt this guidance on February 1, 2015. Its adoption is not expected to have a material effect on the Company's consolidated financial statements.

In May 2014, the FASB issued authoritative guidance on accounting for revenue recognition, codified in ASC 606, Revenue from Contracts with Customers. This guidance supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This guidance is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The Company will adopt this guidance on February 1, 2017, using one of two retrospective application methods. The Company has not determined the potential effects on the consolidated financial statements.

NOTE 2—INVENTORIES

	April 30, 2014	January 31, 2014
	(in thousands)
New equipment	$622,677	$575,518
Used equipment	348,003	363,755
Parts and attachments	126,023	126,666
Work in process	20,274	10,039
	$1,116,977	$1,075,978

In addition to the above amounts, the Company has estimated that a portion of its parts inventory will not be sold in the next year. Accordingly, these balances have been classified as noncurrent assets.

NOTE 3—PROPERTY AND EQUIPMENT

	April 30, 2014	January 31, 2014
	(in thousands)
Rental fleet equipment	$146,956	$145,007
Machinery and equipment	24,024	23,382
Vehicles	44,420	44,200
Furniture and fixtures	37,302	35,860
Land, buildings, and leasehold improvements	66,130	60,470
	318,832	308,919
Less accumulated depreciation	(87,052)	(80,919)
	$231,780	$228,000

NOTE 4—LINES OF CREDIT / FLOORPLAN PAYABLE

Floorplan Lines of Credit

Floorplan payable balances reflect the amount owed for new equipment inventory purchased from a manufacturer and used equipment inventory, which is primarily purchased through trade-in on equipment sales. Certain of the manufacturers from which the Company purchases new equipment inventory offer financing on these purchases, either offered directly from the manufacturer or through the manufacturers’ captive finance subsidiaries. CNH America, LLC's captive finance subsidiary, CNH Capital America LLC ("CNH Capital"), also provides financing of used equipment inventory. The Company also has floorplan payable balances with non-manufacturer lenders for new and used equipment inventory. Changes in manufacturer floorplan payable are reported as operating cash flows and changes in non-manufacturer floorplan payable are reported as financing cash flows in the Company's consolidated statements of cash flows.

As of April 30, 2014, the Company had discretionary floorplan lines of credit for equipment inventory purchases totaling approximately $1.17 billion, which includes a $350.0 million Floorplan Payable Line with a group of banks led by Wells Fargo Bank, National Association ("Wells Fargo"), a $450.0 million credit facility with CNH Capital, a $225.0 million credit facility with Agricredit Acceptance LLC and the U.S. dollar equivalent of $142.7 million in credit facilities related to our foreign subsidiaries. Floorplan payables relating to these credit facilities totaled approximately $701.5 million of the total floorplan payable balance of $798.5 million outstanding as of April 30, 2014 and $692.8 million of the total floorplan payable balance of $750.5 million outstanding as of January 31, 2014. As of April 30, 2014, the Company had approximately $401.7 million in available borrowings remaining under these lines of credit (net of adjustments based on borrowing base calculations and standby letters of credit under the Wells Fargo credit agreement, and rental fleet financing and other acquisition-related financing arrangements under the CNH Capital credit agreement). These U.S. floorplan payables carried various interest rates primarily ranging from 2.78% to 4.99%, and the foreign floorplan payables carried various interest rates primarily ranging from 2.34% to 12.16%, as of April 30, 2014.

Working Capital Line of Credit

As of April 30, 2014, the Company had a $112.5 million working capital line of credit under the credit facility with Wells Fargo. The Company had $48.0 million and $47.8 million outstanding on its working capital line of credit as of April 30, 2014 and January 31, 2014, respectively. Amounts outstanding are recorded as long-term debt, within long-term liabilities on the consolidated balance sheets, as the Company does not have an obligation to repay amounts borrowed within one year.

NOTE 5—SENIOR CONVERTIBLE NOTES

The Company’s 3.75% Senior Convertible Notes issued on April 24, 2012 (“Convertible Notes”) consisted of the following:

	April 30, 2014	January 31, 2014
	(in thousands except conversion rate and conversion price)
Principal value	$150,000	$150,000
Unamortized debt discount	(20,272)	(21,107)
Carrying value of senior convertible notes	$129,728	$128,893

Carrying value of equity component, net of deferred taxes	$15,546	$15,546

Conversion rate (shares of common stock per $1,000 principal amount of notes)	23.1626	23.1626
Conversion price (per share of common stock)	$43.17	$43.17

The Company recognized interest expense associated with its Senior Convertible Notes as follows:

	Three Months Ended April 30,
	2014	2013
	(in thousands)
Cash Interest Expense
Coupon interest expense	$1,406	$1,406
Noncash Interest Expense
Amortization of debt discount	835	779
Amortization of transaction costs	133	129
	$2,374	$2,314

As of April 30, 2014, the unamortized debt discount will be amortized over a remaining period of approximately 5 years. As of April 30, 2014 and January 31, 2014, the if-converted value of the Senior Convertible Notes does not exceed the principal balance. The effective interest rate of the liability component was equal to 7.00% for the period ended April 30, 2014.

NOTE 6—DERIVATIVE INSTRUMENTS

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

The following table sets forth the notional value of the Company's outstanding derivative instruments.

	Notional Amount as of:
	April 30, 2014	January 31, 2014
	(in thousands)
Net investment hedge:
Foreign currency contracts	$38,522	$43,742
Cash flow hedges:
Interest rate swap	100,000	100,000
Foreign currency contracts	1,490	4,754
Derivatives not designated as hedging instruments:
Foreign currency contracts	45,572	44,775

The following table sets forth the fair value of the Company’s outstanding derivative instruments.

	Fair Value as of:		Balance Sheet Location
	April 30, 2014	January 31, 2014
	(in thousands)
Asset Derivatives:
Derivatives designated as hedging instruments:
Net investment hedges:
Foreign currency contracts	$—	$157	Prepaid expenses and other
Derivatives not designated as hedging instruments:
Foreign currency contracts	—	279	Prepaid expenses and other
Total Asset Derivatives	$—	$436

Liability Derivatives:
Derivatives designated as hedging instruments:
Net investment hedges:
Foreign currency contracts	$175	$—	Accrued expenses
Cash flow hedges:
Interest rate swap	1,222	1,227	Accrued expenses
Foreign currency contracts	39	211	Accrued expenses
Derivatives not designated as hedging instruments:
Foreign currency contracts	196	—	Accrued expenses
Total Liability Derivatives	$1,632	$1,438

The following table sets forth the gains and losses recognized on the Company’s derivative instruments for the three months ended April 30, 2014 and 2013:

	Three months ended April 30, 2014		Three months ended April 30, 2013
	Amount of Gain (Loss) Recognized in		Amount of Gain (Loss) Recognized in
	Other Comprehensive Income	Income	Other Comprehensive Income	Income	Income Statement Classification
	(in thousands)		(in thousands)
Dervatives Designated as Hedging Instruments:
Net investment hedges:
Foreign currency contracts	$(1,245)	—	$785	—	N/A
Cash flow hedges:
Interest rate swap	5	—	—	—	N/A
Foreign currency contracts	53	—	—	—	N/A
Dervatives Not Designated as Hedging Instruments:
Foreign currency contracts	—	(1,303)	—	720	Interest and other income
Total Derivatives	$(1,187)	$(1,303)	$785	$720
No components of the Company's net investment or cash flow hedging instruments were excluded from the assessment of hedge ineffectiveness.
As of April 30, 2014, the Company had $1.2 million and $0.2 million in pre-tax net unrealized losses associated with its interest rate swap and foreign currency contract cash flow hedging instruments recorded in accumulated other comprehensive income, respectively. The Company expects that $1.0 million and $0.1 million of pre-tax unrealized losses associated with its interest rate swap and foreign currency contracts, respectively, will be reclassified into net income over the next 12 months.

NOTE 7—FAIR VALUE OF FINANCIAL INSTRUMENTS
The assets and liabilities which are measured at fair value on a recurring basis as of April 30, 2014 and January 31, 2014 are as follows:

	April 30, 2014				January 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)				(in thousands)
Financial Assets
Foreign currency contracts	$—	$—	$—	$—	$—	$436	$—	$436
Total Financial Assets	$—	$—	$—	$—	$—	$436	$—	$436

Financial Liabilities
Interest rate swap	$—	$1,222	$—	$1,222	$—	$1,227	$—	$1,227
Foreign currency contracts	—	410	—	410	—	211	—	211
Total Financial Liabilities	$—	$1,632	$—	$1,632	$—	$1,438	$—	$1,438
The valuation for the Company's foreign currency contracts and interest rate swap derivative instruments were valued using discounted cash flow analyses, an income approach, utilizing readily observable market data as inputs.
The Company also valued certain long-lived assets at fair value on a non-recurring basis, related to fixed assets at stores closed, during the three months ended April 30, 2014. The estimated fair value of these assets approximated zero, thus requiring a full impairment charge equal to the carrying values of such assets. The valuation methodologies utilized Level 3 fair value inputs.
The Company also has financial instruments that are not recorded at fair value in its consolidated financial statements. The carrying amount of cash, receivables, payables, short-term debt and other current liabilities approximates fair value because of the short maturity and/or frequent repricing of those instruments, which are Level 2 fair value inputs. Based upon current borrowing rates with similar maturities, which are Level 2 fair value inputs, the carrying value of long-term debt approximates the fair value as of April 30, 2014 and January 31, 2014, respectively. The following table provides details on the Senior Convertible Notes as of April 30, 2014 and January 31, 2014. The difference between the face value and the carrying value of these notes is the result of the allocation between the debt and equity components. Fair value of the Senior Convertible Notes was estimated based on Level 2 fair value inputs.

	April 30, 2014			January 31, 2014
	Estimated Fair Value	Carrying Value	Face Value	Estimated Fair Value	Carrying Value	Face Value
	(in thousands)			(in thousands)
Senior convertible notes	$130,835	$129,728	$150,000	$128,522	$128,893	$150,000

NOTE 8—SEGMENT INFORMATION AND OPERATING RESULTS

The Company owns and operates a network of full service agricultural and construction equipment stores in the United States and Europe. The Company has three reportable segments: Agriculture, Construction and International. The Company’s segments are organized based on types of products sold and geographic areas, as described in the following paragraphs. The operating results for each segment are reported separately to the Company’s Chief Executive Officer and President to make decisions regarding the allocation of resources, to assess the Company’s operating performance and to make strategic decisions.

The Company’s Agriculture segment sells, services, and rents machinery, and related parts and attachments, for uses ranging from large-scale farming to home and garden use for customers in North America. This segment also includes ancillary sales and services related to agricultural activities and products such as equipment transportation, Global Positioning System (“GPS”) signal subscriptions and finance and insurance products.

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

Certain financial information for each of the Company’s business segments is set forth below.

	Three Months Ended April 30,
	2014	2013
	(in thousands)
Revenue
Agriculture	$352,648	$360,344
Construction	101,879	82,841
International	30,341	27,730
Segment revenue	484,868	470,915
Eliminations	(19,405)	(29,241)
Total	$465,463	$441,674

Income (Loss) Before Income Taxes
Agriculture	$3,318	$7,999
Construction	(5,775)	(6,538)
International	(3,065)	(526)
Segment income (loss) before income taxes	(5,522)	935
Shared Resources	(873)	(1,238)
Eliminations	123	(694)
Loss Before Income Taxes	$(6,272)	$(997)

	April 30, 2014	January 31, 2014
	(in thousands)
Total Assets
Agriculture	$874,217	$943,212
Construction	411,641	308,525
International	224,456	195,534
Segment assets	1,510,314	1,447,271
Shared Resources	89,318	120,335
Eliminations	(2,990)	(2,958)
Total	$1,596,642	$1,564,648

NOTE 9—STORE CLOSINGS AND REALIGNMENT COSTS
 To better align its Construction business in certain markets, in April 2014, the Company reduced its Construction-related headcount by approximately 12% primarily through the closing of seven underperforming Construction stores, staff reductions at other dealerships and reductions in support staff at its Shared Resource Center. The closed stores were located in Bozeman, Big Sky and Helena, Montana; Cheyenne, Wyoming; Clear Lake, Iowa; Flagstaff, Arizona; and Rosemount, Minnesota. The Company also closed its Agriculture store in Oskaloosa, Iowa and merged it with the nearby Agriculture store in Pella, Iowa. The Company's remaining stores in each of the respective areas assumed the majority of the distribution rights for the CNH brand previously held by the stores which have closed. The majority of the assets of the closed stores have been redeployed to other store locations. Certain inventory items which are not sold by any of our remaining stores will be sold at auction. The inventory markdown attributable to such items are included in the exit cost summary below. The majority of the exit costs were recognized during the three months ended April 30, 2014; however the remaining costs, which primarily relate to asset relocation and other closing costs, are expected to be incurred during the three months ended July 31, 2014. The following summarizes the exit costs associated with the store closings and realignment that occurred in April 2014:

	Total Amount Expected to be Incurred	Amount Incurred During Three Months Ended April 30, 2014	Income Statement Classification
	(in thousands)
Construction Segment
Lease termination costs	$1,518	$1,518	Realignment Costs
Employee severance costs	451	451	Realignment Costs
Impairment of fixed assets	152	152	Realignment Costs
Asset relocation and other closing costs	728	165	Realignment Costs
	$2,849	$2,286
Agriculture Segment
Lease termination costs	$114	$114	Realignment Costs
Employee severance costs	71	71	Realignment Costs
Impairment of fixed assets	85	85	Realignment Costs
Asset relocation and other closing costs	72	32	Realignment Costs
Inventory cost adjustments	404	404	Equipment Cost of Sales
	$746	$706
Shared Resource Center
Employee severance costs	$213	$213	Realignment Costs
	$213	$213
Total
Lease termination costs	$1,632	$1,632	Realignment Costs
Employee severance costs	735	735	Realignment Costs
Impairment of fixed assets	237	237	Realignment Costs
Asset relocation and other closing costs	800	197	Realignment Costs
Inventory cost adjustments	404	404	Equipment Cost of Sales
	$3,808	$3,205

The Company accrued for lease termination and employee severance costs in April 2014, but exit costs related to impairment, asset relocation and other closing costs and inventory cost adjustments were not accrued but recognized as incurred. A reconciliation of the beginning and ending exit cost liability balance, which is included in accrued expenses in the consolidated balance sheets, follows:

Amount
(in thousands)
Balance, January 31, 2014	$548
Exit costs incurred and charged to expense
Lease termination costs	1,598
Employee severance costs	735
Exit costs paid
Lease termination costs	(51)
Employee severance costs	(544)
Adjustments
Lease termination costs	76
Balance, April 30, 2014	$2,362

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim unaudited consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended January 31, 2014.

Realignment Costs

     To better align its Construction business in certain markets, in April 2014, the Company reduced its Construction-related headcount by approximately 12% primarily through the closing of seven underperforming Construction stores, staff reductions at other dealerships and reductions in support staff at its Shared Resource Center. The closed stores were located in Bozeman, Big Sky and Helena, Montana; Cheyenne, Wyoming; Clear Lake, Iowa; Flagstaff, Arizona; and Rosemount, Minnesota. The Company also closed its Agriculture store in Oskaloosa, Iowa and merged it with the nearby Agriculture store in Pella, Iowa. The Company's remaining stores in each of the respective areas assumed the majority of the distribution rights for the CNH Industrial brand previously held by the stores which have closed. We recognized $3.2 million in exit costs during the three months ended April 30, 2014 and expect to recognize the remaining exit costs of approximately $0.6 million during the three months ended July 31, 2014.

Critical Accounting Policies and Estimates

There have been no material changes in our Critical Accounting Policies and Estimates, as disclosed in our Annual Report on Form 10-K for the year ended January 31, 2014.

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

Our net loss attributable to Titan Machinery Inc. common stockholders was $4.1 million, or $0.20 per diluted share, for the three months ended April 30, 2014, compared to $0.4 million, or $0.02 per diluted share, for the three months ended April 30, 2013. Significant factors impacting the quarterly comparisons were:

•
Revenue increased 5.4% for the first quarter of fiscal 2015, as compared to the first quarter last year, primarily from an increase in Construction same-store sales, and partially offset by a decrease in Agriculture same-store sales;

•
Total gross profit margin decreased to 16.3% for the first quarter of fiscal 2015, as compared to 16.7% for the first quarter of fiscal 2014, primarily caused by decreases in the gross profit margin on equipment and rental and other, and offset by the positive effects of a change in gross profit mix to our higher-margin parts and service business;

•
Realignment costs totaling $3.2 million were recognized during the first quarter of fiscal 2015 related to the headcount reductions and closing of seven Construction stores and one Agriculture store; and

•
Floorplan interest expense increased in the first quarter of fiscal 2015, as compared to the same period last year, due to higher floorplan payable balances resulting from growth in our equipment inventory, primarily in our International segment.

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

	Three Months Ended April 30,
	2014	2013
	(dollars in thousands)
Equipment
Revenue	$345,045	$334,745
Cost of revenue	316,282	303,823
Gross profit	$28,763	$30,922
Gross profit margin	8.3%	9.2%
Parts
Revenue	$68,379	$62,837
Cost of revenue	48,014	44,711
Gross profit	$20,365	$18,126
Gross profit margin	29.8%	28.8%
Service
Revenue	$37,084	$31,998
Cost of revenue	14,403	11,363
Gross profit	$22,681	$20,635
Gross profit margin	61.2%	64.5%
Rental and other
Revenue	$14,955	$12,094
Cost of revenue	10,825	7,829
Gross profit	$4,130	$4,265
Gross profit margin	27.6%	35.3%

The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended April 30,
	2014	2013
Revenue
Equipment	74.1%	75.9%
Parts	14.7%	14.2%
Service	8.0%	7.2%
Rental and other	3.2%	2.7%
Total Revenue	100.0%	100.0%
Total Cost of Revenue	83.7%	83.3%
Gross Profit	16.3%	16.7%
Operating Expenses	15.3%	15.6%
Realignment Costs	0.6%	—%
Income from Operations	0.4%	1.1%
Other Income (Expense)	(1.7)%	(1.3)%
Loss Before Income Taxes	(1.3)%	(0.2)%
Benefit from Income Taxes	0.3%	0.1%
Net Loss Including Noncontrolling Interest	(1.0)%	(0.1)%
Less: Net Loss Attributable to Noncontrolling Interest	(0.1)%	—%
Net Loss Attributable to Titan Machinery Inc.	(0.9)%	(0.1)%

Three Months Ended April 30, 2014 Compared to Three Months Ended April 30, 2013

Consolidated Results

Revenue

	Three Months Ended April 30,			Percent
	2014	2013	Increase	Change
	(dollars in thousands)
Equipment	$345,045	$334,745	$10,300	3.1%
Parts	68,379	62,837	5,542	8.8%
Service	37,084	31,998	5,086	15.9%
Rental and other	14,955	12,094	2,861	23.7%
Total Revenue	$465,463	$441,674	$23,789	5.4%

The increase in revenue for the first quarter of fiscal 2015 was primarily due to an increase in same-store sales of 3.2% over the comparable prior year period, mainly driven by an increase in Construction segment same-store sales of 24.4% and offset by a decrease in Agriculture same-store sales of 1.2%. The increase in Construction segment revenue, which included increases in all lines of the Construction segment's business, resulted from improved industry conditions and the positive impact of operational initiatives. The Agriculture same-store sales were negatively impacted by challenging industry conditions such as decreases in agricultural commodity prices and projected net farm income, which have a negative effect on customer sentiment. The commodity price of corn, which is the predominant crop in our Agriculture store footprint, decreased significantly from the price during the first quarter of fiscal 2014, mainly as a result of an increase in U.S. corn supply compared to the prior year. Net farm income has been strong and increasing in many of the recent years, however, in February 2014, the U.S. Department of Agriculture published its projection of a decrease in net farm income from calendar year 2013 to 2014.

Gross Profit

	Three Months Ended April 30,		Increase/	Percent
	2014	2013	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$28,763	$30,922	$(2,159)	(7.0)%
Parts	20,365	18,126	2,239	12.4%
Service	22,681	20,635	2,046	9.9%
Rental and other	4,130	4,265	(135)	(3.2)%
Total Gross Profit	$75,939	$73,948	$1,991	2.7%
Gross Profit Margin
Equipment	8.3%	9.2%	(0.9)%	(9.8)%
Parts	29.8%	28.8%	1.0%	3.5%
Service	61.2%	64.5%	(3.3)%	(5.1)%
Rental and other	27.6%	35.3%	(7.7)%	(21.8)%
Total Gross Profit Margin	16.3%	16.7%	(0.4)%	(2.4)%
Gross Profit Mix
Equipment	37.9%	41.8%	(3.9)%	(9.3)%
Parts	26.8%	24.5%	2.3%	9.4%
Service	29.9%	27.9%	2.0%	7.2%
Rental and other	5.4%	5.8%	(0.4)%	(6.9)%
Total Gross Profit Mix	100.0%	100.0%	0.0%	0.0%

The $2.0 million increase in gross profit for the first quarter of fiscal 2015, as compared to the same period last year, was primarily due to an increase in revenue. Total gross profit margin of 16.3% for the first quarter of fiscal 2015 decreased slightly for the first quarter of fiscal 2014, mainly due to decrease in gross profit margin for equipment and rental and other, and somewhat offset by a change in gross profit mix to our higher-margin parts and service businesses. The compression in equipment gross profit margin was primarily caused by the previously discussed Agriculture industry challenges as well as an oversupply of used equipment in the Agriculture industry. The decrease in rental and other gross profit margin resulted from a slight decrease in the dollar utilization of our rental fleet to 22.9% in the first quarter of fiscal 2015 from 23.7% and an increase in maintenance costs, as compared to the same period last year.
Operating Expenses

	Three Months Ended April 30,		Increase/	Percent
	2014	2013	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$71,152	$68,933	$2,219	3.2%
Operating Expenses as a Percentage of Revenue	15.3%	15.6%	(0.3)%	(1.9)%

The $2.2 million increase in operating expenses, as compared to the same period last year, was primarily due to the additional costs associated with expanding our International distribution network and higher occupancy costs associated with store building improvements. Operating expenses as a percentage of total revenue remained relatively stable at 15.3% for the first quarter of fiscal 2015 compared to 15.6% for the first quarter of fiscal 2014.

Realignment Costs

	Three Months Ended April 30,			Percent
	2014	2013	Increase	Change
	(dollars in thousands)
Realignment Costs	$2,801	$—	$2,801	100.0%

The realignment costs recognized in the first quarter of fiscal 2015 relate to the the closing of seven underperforming Construction stores, staff reductions at other dealerships and reductions in support staff at its Shared Resource Center. The closed stores were located in Bozeman, Big Sky and Helena, Montana; Cheyenne, Wyoming; Clear Lake, Iowa; Flagstaff, Arizona; and Rosemount, Minnesota. The Company also closed its Agriculture store in Oskaloosa, Iowa and merged it with the nearby Agriculture store in Pella, Iowa. There were no store closings in the first quarter of fiscal 2014.
Other Income (Expense)

	Three Months Ended April 30,		Increase/	Percent
	2014	2013	(Decrease)	Change
	(dollars in thousands)
Interest income and other income (expense)	$(224)	$597	$(821)	(137.5)%
Floorplan interest expense	(4,593)	(3,442)	1,151	33.4%
Other interest expense	(3,441)	(3,167)	274	8.7%

The decrease in interest income and other income (expense) was primarily due to foreign currency losses in Ukraine, resulting from a devaluation of the Ukrainian Hryvnia in the first quarter of fiscal 2015. The increase in floorplan interest expense of $1.2 million for the first quarter of fiscal 2015, as compared to the same period in the prior year, was primarily due to higher floorplan payable balances resulting from growth in our equipment inventory, primarily in our International segment.

Benefit from Income Taxes

	Three Months Ended April 30,		Increase/	Percent
	2014	2013	(Decrease)	Change
	(dollars in thousands)
Benefit from Income Taxes	$1,733	$394	$1,339	339.8%

Our effective tax rate decreased to 27.6% for the first quarter of fiscal 2015 compared to 39.5% for the same period last year, primarily due to losses in our international subsidiaries, where we record a valuation allowance against our net operating losses.

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

	Three Months Ended April 30,		Increase/	Percent
	2014	2013	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$352,648	$360,344	$(7,696)	(2.1)%
Construction	101,879	82,841	19,038	23.0%
International	30,341	27,730	2,611	9.4%
Segment revenue	484,868	470,915	13,953	3.0%
Eliminations	(19,405)	(29,241)	9,836	33.6%
Total	$465,463	$441,674	$23,789	5.4%

Income (Loss) Before Income Taxes
Agriculture	$3,318	$7,999	$(4,681)	(58.5)%
Construction	(5,775)	(6,538)	763	11.7%
International	(3,065)	(526)	(2,539)	(482.7)%
Segment income (loss) before income taxes	(5,522)	935	(6,457)	(690.6)%
Shared Resources	(873)	(1,238)	365	29.5%
Eliminations	123	(694)	817	117.7%
Loss Before Income Taxes	$(6,272)	$(997)	$(5,275)	529.1%
Agriculture

Agriculture segment revenue for the first quarter of fiscal 2015 decreased 2.1% compared to the same period last year. The revenue decrease was due to an Agriculture same-store sales decrease of 1.2% over the first quarter of fiscal 2014, resulting from challenging industry conditions such as decreases in agricultural commodity prices and projected net farm income, which negatively affected customer sentiment in the first quarter of fiscal 2015 as compared to the same period in the prior year. The commodity price of corn, which is the predominant crop in our Agriculture store footprint, decreased significantly from the price during the first quarter of fiscal 2014, mainly as a result of an increase in U.S. corn supply compared to the prior year. Net farm income has been strong and increasing in many of the recent years, however, in February 2014, the U.S. Department of Agriculture published its projection of a decrease in net farm income from calendar year 2013 to 2014.

Agriculture segment income before income taxes for the first quarter of fiscal 2015 decreased 58.5% compared to the same period last year, primarily due to a decrease in gross profit on equipment and recognition of realignment costs. The compression in equipment gross profit margin was primarily caused by the previously discussed Agriculture industry challenges as well as an oversupply of used equipment in the Agriculture industry. The realignment costs of $0.7 million related to an Agriculture store closed in April 2014.

Construction

Construction segment revenue for the first quarter of fiscal 2015 increased 23.0% compared to the same period last year. The revenue increase was due to a same-store sales increase of 24.4% over the first quarter of fiscal 2014. The increase in Construction segment revenue, which included increases in all lines of business, resulted from improved industry conditions and the positive impact of operational initiatives.

Our Construction segment loss before income taxes was $5.8 million for the first quarter of fiscal 2015 compared to segment income before income taxes of $6.5 million for the first quarter of fiscal 2014. This improvement was primarily due to the increase in revenue, improved gross profit margins for equipment, parts and service, and partially offset by an increase in operating expenses and realignment costs. The increase in gross profit margins was primarily due to the aforementioned industry and operational improvements. The increase in operating expense reflects increase commission costs, resulting from higher gross profit, and higher occupancy costs associated with store building improvements. Realignment costs totaling $2.3 million were recognized during the first quarter of fiscal 2015 related to the headcount reductions and closing of seven Construction stores, which was discussed above.

International

International segment revenue for the first quarter of fiscal 2015 increased $2.6 million compared to the same period last year, primarily due to new store openings, and a same-store sales increase of 1.9%.

Our International segment loss before income taxes was $3.1 million for the first quarter of fiscal 2015 compared to segment loss before income taxes of $0.5 million for the same period last year. This decrease was primarily due to increases in operating expenses, and floorplan interest expense, and a decrease in interest income and other income (expense), as compared to the comparable period of the prior year. Operating expenses increased due to expanding our distribution network in Eastern Europe, including opening a new store in Ukraine and establishing a European operations center to support our European stores. We believe the political and economic instability in Ukraine has had a negative affect on our revenue, which reduces our ability to leverage these fixed operating costs. The increase in floorplan interest expense for the first quarter of fiscal 2015, as compared to the same period in the prior year, was primarily due to the increase in floorplan payable and the related equipment inventory balances in our International segment. The decrease in interest income and other income (expense) was primarily due to foreign currency losses in Ukraine, resulting from a devaluation of the Ukrainian hryvnia in the first quarter of fiscal 2015.

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

Cash Flow

Cash Flow Used For Operating Activities

Net cash used for operating activities was $54.6 million for the three months ended April 30, 2014, compared to $6.3 million for the three months ended April 30, 2013. Net cash used for operating activities for the three months ended April 30, 2014 was primarily attributable to an increase in our inventories and a decrease in floorplan payable financing of such inventories. Net cash used for operating activities for the three months ended April 30, 2013 was primarily attributable to an increase in our inventories, and partially offset by a decrease in receivables, prepaid expenses and other assets. The increase in net cash used for operating activities for the three months ended April 30, 2014, compared to the same period in the prior year, was primarily due to changes in working capital. We evaluate our cash flow from operating activities net of all floorplan activity. Taking this adjustment into account, our non-GAAP cash flow provided by operating activities was $10.7 million and $2.1 million for the three months ended April 30, 2014 and 2013, respectively. For reconciliation of this non-GAAP financial measure, please see the Non-GAAP Cash Flow Reconciliation below.

Cash Flow Used For Investing Activities

Net cash used for investing activities was $6.1 million for the three months ended April 30, 2014, compared to $9.6 million for the three months ended April 30, 2013. For the three months ended April 30, 2014, net cash used for investing activities was primarily comprised of property and equipment purchases. For the three months ended April 30, 2013, net cash used for investing activities was primarily comprised of property and equipment purchases and business combinations consisting of two stores.

Cash Flow Provided By Financing Activities

Net cash provided by financing activities was $68.4 million for the three months ended April 30, 2014 and $5.9 million for the three months ended April 30, 2013. In both the three months ended April 30, 2014 and 2013, net cash provided by financing activities primarily consisted of an increase in non-manufacturer floorplan payables, which increased as a result of higher equipment inventory balances in each of the respective periods.

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

We believe that the presentation of non-GAAP cash flow used for operating activities is relevant and useful to our investors because it provides information on activities we consider normal operations of our business, regardless of financing source. The following table reconciles net cash used for operating activities, a GAAP measure, to non-GAAP cash flow provided for operating activities, and net cash provided by financing activities, a GAAP measure, to non-GAAP cash flow provided by (used for) financing activities.

	As Reported	Adjustment	Non-GAAP Measures
	(in thousands)
Three Months Ended April 30, 2014
Net cash provided by (used for) operating activities	$(54,602)	$65,305	$10,703
Net cash provided by (used for) financing activities	68,425	(65,305)	3,120

Three Months Ended April 30, 2013
Net cash provided by (used for) operating activities	$(6,319)	$8,408	$2,089
Net cash provided by (used for) financing activities	5,940	(8,408)	(2,468)

Non-GAAP cash flow provided by (used for) operating activities should be evaluated in addition to, and not considered a substitute for, or superior to, other GAAP measures such as net cash provided by (used for) operating activities.

Certain Information Concerning Off-Balance Sheet Arrangements
As of April 30, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. In the normal course of our business activities, we lease real estate, vehicles and equipment under operating leases.

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such “forward-looking” information is included in this Quarterly Report on Form 10-Q, including in “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations,” as well as in our Annual Report on Form 10-K for the year ended January 31, 2014, and in other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company).

Forward-looking statements include all statements based on future expectations and specifically include, among other things, all statements relating to our expectations regarding exchange rate and interest rate impact, farm income levels and performance of the agricultural and construction industries, equipment inventory levels, and our primary liquidity sources and adequacy of our capital resources. Any statements that are not based upon historical facts, including the outcome of events that have not yet occurred and our expectations for future performance, are forward-looking statements. The words “potential,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” “plan,” “anticipate,” and similar words and expressions are intended to identify forward-looking statements. Such statements are based upon the current beliefs and expectations of our management. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, adverse market conditions in the agricultural and construction equipment industries, the continuation of unfavorable conditions in the credit markets and those matters identified and discussed in our Annual Report on Form 10-K under the section titled “Risk Factors.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates.

Interest Rate Risk: Exposure to changes in interest rates results from borrowing activities used to fund operations. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. We have both fixed and floating rate financing. Some of our floating rate credit facilities contain minimum rates of interest to be charged. Based upon balances and interest rates as of April 30, 2014, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $5.3 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $5.3 million. At April 30, 2014, we had variable rate floorplan payable of $798.5 million, of which approximately $481.6 million was interest-bearing, variable notes payable and long-term debt of $48.0 million, and fixed rate notes payable and long-term debt of $54.7 million.

Foreign Currency Exchange Rate Risk:  Foreign currency exposures arise as the result of our foreign operations. The Company is exposed to foreign currency exchange rate risk, as our net investment in our foreign operations is exposed to changes in foreign currency exchange rates. In addition, the Company is exposed to the translation of foreign currency earnings to the U.S. dollar, whereby the results of our operations and cash flows may be adversely impacted by fluctuating foreign currency exchange rates. The Company is also exposed to foreign currency transaction risk from purchasing inventory in currencies other than the U.S. dollar and as the result of certain intercompany financing transactions. The Company attempts to manage its foreign currency exchange rate risk through the use of derivative financial instruments, primarily foreign exchange forward contracts. Based upon balances and exchange rates as of April 30, 2014, holding other variables constant, we believe that a hypothetical 10% increase or decrease in foreign exchange rates would not have a material impact on our results of operations or cash flows.

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

PART II. - OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

We are, from time to time, subject to claims and suits arising in the ordinary course of business. Such claims have, in the past, generally been covered by insurance. There can be no assurance that our insurance will be adequate to cover all liabilities that may arise out of claims brought against us, or that our insurance will cover all claims. We are not currently a party to any material litigation.

ITEM 1A.             RISK FACTORS

In addition to the other information set forth in this report, including the important information in “Private Securities Litigation Reform Act,” you should carefully consider the “Risk Factors” discussed in our Form 10-K for the year ended January 31, 2014 as filed with the Securities and Exchange Commission. Those factors, if they were to occur, could cause our actual results to differ materially from those expressed in our forward-looking statements in this report, and materially adversely affect our financial condition or future results. Although we are not aware of any other factors, aside from those discussed in our Form 10-K, that we currently anticipate will cause our forward-looking statements to differ materially from our future actual results, or materially affect the Company’s financial condition or future results, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not have any unregistered sales of equity securities during the fiscal quarter ended April 30, 2014.
ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                OTHER INFORMATION

None.

ITEM 6.                EXHIBITS

Exhibits - See “Exhibit Index” on page following signatures.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	June 5, 2014
TITAN MACHINERY INC.

		By	/s/ Mark Kalvoda
Mark Kalvoda
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX
TITAN MACHINERY INC.
FORM 10-Q

Exhibit No.	Description

*10.1	Form of Performance Award Agreement under the Titan Machinery Inc. 2014 Equity Incentive Plan.+

*10.2	Form of Restricted Stock Award Agreement (Directors) under the Titan Machinery Inc. 2014 Equity Incentive Plan.+

*10.3	Form of Restricted Stock Award Agreement (Officers) under the Titan Machinery Inc. 2014 Equity Incentive Plan.+

*10.4	Description of the Titan Machinery Inc. Long-Term Incentive Plan.+

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended April 30, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

*Filed herewith
** Furnished herewith
+ Management compensatory plan or arrangement