Form 10-Q
period 2014-07-31
Titan Machinery Inc.
filed 2014-09-09
CIK 1409171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

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

The number of shares outstanding of the registrant’s common stock as of August 31, 2014 was: Common Stock, $0.00001 par value, 21,413,205 shares.

TITAN MACHINERY INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. — FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

TITAN MACHINERY INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	July 31, 2014	January 31, 2014
	(Unaudited)
Assets
Current Assets
Cash	$89,713	$74,242
Receivables, net	86,305	97,894
Inventories	1,137,700	1,075,978
Prepaid expenses and other	12,461	24,740
Income taxes receivable	3,755	851
Deferred income taxes	13,274	13,678
Total current assets	1,343,208	1,287,383
Intangibles and Other Assets
Noncurrent parts inventories	4,903	5,098
Goodwill	24,751	24,751
Intangible assets, net of accumulated amortization	11,422	11,750
Other	7,617	7,666
Total intangibles and other assets	48,693	49,265
Property and Equipment, net of accumulated depreciation	233,055	228,000
Total Assets	$1,624,956	$1,564,648

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$23,182	$23,714
Floorplan payable	850,347	750,533
Current maturities of long-term debt	35,731	2,192
Customer deposits	21,055	61,286
Accrued expenses	42,648	36,968
Income taxes payable	—	344
Total current liabilities	972,963	875,037
Long-Term Liabilities
Senior convertible notes	130,592	128,893
Long-term debt, less current maturities	66,609	95,532
Deferred income taxes	47,357	47,329
Other long-term liabilities	2,824	6,515
Total long-term liabilities	247,382	278,269
Commitments and Contingencies
Stockholders' Equity
Common stock, par value $.00001 per share, 45,000 shares authorized; 21,413 shares issued and outstanding at July 31, 2014; 21,261 shares issued and outstanding at January 31, 2014	—	—
Additional paid-in-capital	239,383	238,857
Retained earnings	162,412	169,575
Accumulated other comprehensive income	262	339
Total Titan Machinery Inc. stockholders' equity	402,057	408,771
Noncontrolling interest	2,554	2,571
Total stockholders' equity	404,611	411,342
Total Liabilities and Stockholders' Equity	$1,624,956	$1,564,648
 See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Revenue
Equipment	$320,087	$358,388	$665,132	$693,133
Parts	70,526	70,633	138,905	133,470
Service	38,447	39,872	75,531	71,870
Rental and other	21,930	19,287	36,885	31,381
Total Revenue	450,990	488,180	916,453	929,854
Cost of Revenue
Equipment	292,879	329,083	609,161	632,906
Parts	49,730	48,022	97,744	92,733
Service	13,529	14,383	27,932	25,746
Rental and other	15,199	13,150	26,024	20,979
Total Cost of Revenue	371,337	404,638	760,861	772,364
Gross Profit	79,653	83,542	155,592	157,490
Operating Expenses	67,795	70,145	138,947	139,078
Realignment Costs	151	—	2,952	—
Income from Operations	11,707	13,397	13,693	18,412
Other Income (Expense)
Interest income and other income (expense)	(1,028)	337	(3,606)	934
Floorplan interest expense	(5,308)	(3,723)	(9,901)	(7,165)
Other interest expense	(3,559)	(3,455)	(7,000)	(6,622)
Income (Loss) Before Income Taxes	1,812	6,556	(6,814)	5,559
Provision for Income Taxes	(2,587)	(2,589)	(854)	(2,195)
Net Income (Loss) Including Noncontrolling Interest	$(775)	$3,967	$(7,668)	$3,364
Less: Net Income (Loss) Attributable to Noncontrolling Interest	(161)	134	(505)	(55)
Net Income (Loss) Attributable to Titan Machinery Inc.	$(614)	$3,833	$(7,163)	$3,419
Earnings (Loss) per Share - Note 1
Earnings (Loss) per Share - Basic	$(0.03)	$0.18	$(0.34)	$0.16
Earnings (Loss) per Share - Diluted	$(0.03)	$0.18	$(0.34)	$0.16
Weighted Average Common Shares - Basic	20,986	20,882	20,969	20,868
Weighted Average Common Shares - Diluted	20,986	21,029	20,969	21,027

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Net Income (Loss) Including Noncontrolling Interest	$(775)	$3,967	$(7,668)	$3,364
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	1,066	(30)	(154)	(827)
Unrealized gain (loss) on net investment hedge derivative instruments, net of tax expense (benefit) of $528 and ($122) for the three months ended July 31, 2014 and 2013, respectively, and $30 and $192 for the six months ended July 31, 2014 and 2013, respectively	793	(182)	46	289
Unrealized loss on interest rate swap cash flow hedge derivative instruments, net of tax benefit of ($34) for the three months ended July 31, 2014 and ($32) for the six months ended July 31, 2014	(49)	—	(46)	—
Unrealized gain on foreign currency contract cash flow hedge derivative instruments, net of tax expense of $8 for the three months ended July 31, 2014 and $29 for the six months ended July 31, 2014	12	—	44	—
Reclassification of gain on foreign currency contract cash flow hedge derivative instruments included in net loss, net of tax expense of $8 for the three months ended July 31, 2014 and $14 for the six months ended July 31, 2014	11	—	20	—
Total Other Comprehensive Income (Loss)	1,833	(212)	(90)	(538)
Comprehensive Income (Loss)	1,058	3,755	(7,758)	2,826
Comprehensive Income (Loss) Attributable to Noncontrolling Interest	132	71	(518)	(253)
Comprehensive Income (Loss) Attributable To Titan Machinery Inc.	$926	$3,684	$(7,240)	$3,079

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
	Shares Outstanding	Amount	Additional Paid-In Capital	Retained Earnings	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Net Investment Hedges	Unrealized Gains (Losses) on Interest Rate Swap Cash Flow Hedges	Unrealized Gains (Losses) on Foreign Currency Contract Cash Flow Hedges	Total	Total Titan Machinery Inc. Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
Balance, January 31, 2013	21,092	$—	$236,521	$160,724	$(226)	$(509)	$—	$—	$(735)	$396,510	$3,409	$399,919
Common stock issued on grant of restricted stock (net of forfeitures), exercise of stock options and warrants, and tax benefits of equity awards	147	—	259	—	—	—	—	—	—	259	—	259
Other	—	—	—	—	—	—	—	—	—	—	(339)	(339)
Stock-based compensation expense	—	—	992	—	—	—	—	—	—	992	—	992
Comprehensive income (loss):
Net income (loss)	—	—	—	3,419	—	—	—	—	—	3,419	(55)	3,364
Other comprehensive income (loss)	—	—	—	—	(629)	289	—	—	(340)	(340)	(198)	(538)
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	—	3,079	(253)	2,826
Balance, July 31, 2013	21,239	$—	$237,772	$164,143	$(855)	$(220)	$—	$—	$(1,075)	$400,840	$2,817	$403,657

Balance, January 31, 2014	21,261	$—	$238,857	$169,575	$1,541	$(339)	$(737)	$(126)	$339	$408,771	$2,571	$411,342
Common stock issued on grant of restricted stock (net of forfeitures), exercise of stock options and warrants, and tax benefits of equity awards	152	—	(50)	—	—	—	—	—	—	(50)	—	(50)
Stock-based compensation expense	—	—	1,078	—	—	—	—	—	—	1,078	—	1,078
Other	—	—	(502)	—	—	—	—	—	—	(502)	501	(1)
Comprehensive income (loss):
Net loss	—	—	—	(7,163)	—	—	—	—	—	(7,163)	(505)	(7,668)
Other comprehensive income (loss)	—	—	—	—	(141)	46	(46)	64	(77)	(77)	(13)	(90)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(7,240)	(518)	(7,758)
Balance, July 31, 2014	21,413	$—	$239,383	$162,412	$1,400	$(293)	$(783)	$(62)	$262	$402,057	$2,554	$404,611

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended July 31,
	2014	2013
Operating Activities
Net income (loss) including noncontrolling interest	$(7,668)	$3,364
Adjustments to reconcile net income including noncontrolling interest to net cash used for operating activities
Depreciation and amortization	14,746	13,342
Deferred income taxes	385	(64)
Stock-based compensation expense	1,078	992
Noncash interest expense	2,326	2,245
Other, net	(68)	404
Changes in assets and liabilities, net of purchase of equipment dealerships assets and assumption of liabilities
Receivables, prepaid expenses and other assets	20,350	25,305
Inventories	(68,312)	(218,580)
Manufacturer floorplan payable	(643)	140,858
Accounts payable, customer deposits, accrued expenses and other long-term liabilities	(38,352)	(10,807)
Income taxes	(3,249)	(5,540)
Net Cash Used for Operating Activities	(79,407)	(48,481)
Investing Activities
Rental fleet purchases	(502)	(432)
Property and equipment purchases (excluding rental fleet)	(8,249)	(12,523)
Net proceeds from sale of property and equipment	2,444	415
Purchase of equipment dealerships, net of cash purchased	—	(4,848)
Other, net	328	695
Net Cash Used for Investing Activities	(5,979)	(16,693)
Financing Activities
Net change in non-manufacturer floorplan payable	100,790	21,517
Proceeds from long-term debt borrowings	5,832	31,113
Principal payments on long-term debt	(5,558)	(9,105)
Other, net	(264)	(196)
Net Cash Provided by Financing Activities	100,800	43,329
Effect of Exchange Rate Changes on Cash	57	(108)
Net Change in Cash	15,471	(21,953)
Cash at Beginning of Period	74,242	124,360
Cash at End of Period	$89,713	$102,407
Supplemental Disclosures of Cash Flow Information
Cash paid during the period
Income taxes, net of refunds	$3,734	$7,676
Interest	$13,830	$11,618
Supplemental Disclosures of Noncash Investing and Financing Activities
Net property and equipment financed with long-term debt, accounts payable and accrued liabilities	$3,968	$13,527
Net transfer of assets to property and equipment from inventories	$7,218	$42,113
 See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1—BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The quarterly operating results for Titan Machinery Inc. (the “Company”) are subject to fluctuation due to varying weather patterns, which may impact the timing and amount of equipment purchases, rentals, and after-sales parts and service purchases by the Company’s Agriculture, Construction and International customers. Therefore, operating results for the six-month period ended July 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2015. The information contained in the balance sheet as of January 31, 2014 was derived from the audited financial statements for the Company for the year then ended. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended January 31, 2014 as filed with the SEC.

Subsequent to the issuance of the Company’s interim consolidated financial statements as of and for the period ended April 30, 2014, the Company concluded that the treatment of its prepaid value added tax (“VAT”) asset in Ukraine as a non-monetary asset was incorrect and that the asset should be classified and accounted for as a monetary asset and therefore should be remeasured from Ukrainian Hryvnia (“UAH”) to U.S. Dollars (“USD”) using the current rate as opposed to the historical rate used for non-monetary assets. In addition, in February of 2014, the National Bank of Ukraine terminated the currency peg of the UAH to the USD; subsequent to the decoupling and as a result of the economic and political conditions present in the country, the UAH experienced significant devaluation from the date the currency peg was terminated through the end of the Company’s second fiscal quarter.

The incorrect classification of the VAT asset as a non-monetary asset coupled with the significant devaluation of the UAH resulted in an overstatement of the Company’s assets (Prepaid expenses and other) as of April 30, 2014 and an understatement of the Company’s loss (Interest income and other income (expense)) for the three months ended April 30, 2014. This correction increased the Company’s Net Loss Attributable to Titan Machinery Inc. by $2.3 million (from the previously reported $4.2 million to $6.5 million) and increased the diluted loss per share by $0.11 (from the previously reported $0.20 loss per share to a $0.31 loss per share). This correction is reflected in the accompanying unaudited Consolidated Statements of Operations for the six-month period ended July 31, 2014.

Based on an evaluation of all relevant factors, the Company concluded that this correction was immaterial to the Company’s results for the three months ended April 30, 2014; therefore, the Company determined that an amendment of its previously filed Form 10-Q for the quarterly period ended April 30, 2014 was not necessary, and the correction will be reflected in future 10-K and 10-Q filings.

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

Diluted EPS were computed by dividing net income attributable to Titan Machinery Inc. after allocation of income to participating securities by the weighted-average shares of common stock outstanding after adjusting for potential dilution related to the conversion of all dilutive securities into common stock. All potentially dilutive securities were included in the computation of diluted EPS. There were approximately 125,000 and 99,000 stock options outstanding that were excluded from the computation of diluted EPS for the three months ended July 31, 2014 and 2013, respectively, because they were anti-dilutive. There were approximately 126,000 and 66,000 stock options outstanding that were excluded from the computation of diluted EPS for the six months ended July 31, 2014 and 2013, respectively, because they were anti-dilutive. None of the approximately 3,474,000 shares underlying the Company’s senior convertible notes were included in the computation of diluted EPS because the Company’s average stock price was less than the conversion price of $43.17.

The following table sets forth the calculation of basic and diluted EPS:

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
	(in thousands, except per share data)		(in thousands, except per share data)
Numerator
Net Income (Loss) Attributable to Titan Machinery Inc.	$(614)	$3,833	$(7,163)	$3,419
Net (Income) Loss Allocated to Participating Securities	11	(56)	114	(45)
Net Income (Loss) Attributable to Titan Machinery Inc. Common Stockholders	$(603)	$3,777	$(7,049)	$3,374
Denominator
Basic Weighted-Average Common Shares Outstanding	20,986	20,882	20,969	20,868
Plus: Incremental Shares From Assumed Conversions of Stock Options	—	147	—	159
Diluted Weighted-Average Common Shares Outstanding	20,986	21,029	20,969	21,027
Earnings (Loss) per Share - Basic	$(0.03)	$0.18	$(0.34)	$0.16
Earnings (Loss) per Share - Diluted	$(0.03)	$0.18	$(0.34)	$0.16

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

NOTE 2—INVENTORIES

	July 31, 2014	January 31, 2014
	(in thousands)
New equipment	$666,430	$575,518
Used equipment	329,897	363,755
Parts and attachments	122,521	126,666
Work in process	18,852	10,039
	$1,137,700	$1,075,978

In addition to the above amounts, the Company has estimated that a portion of its parts inventory will not be sold in the next year. Accordingly, these balances have been classified as noncurrent assets.

NOTE 3—PROPERTY AND EQUIPMENT

	July 31, 2014	January 31, 2014
	(in thousands)
Rental fleet equipment	$150,807	$145,007
Machinery and equipment	24,473	23,382
Vehicles	43,685	44,200
Furniture and fixtures	38,101	35,860
Land, buildings, and leasehold improvements	69,600	60,470
	326,666	308,919
Less accumulated depreciation	(93,611)	(80,919)
	$233,055	$228,000

NOTE 4—LINES OF CREDIT / FLOORPLAN PAYABLE

Floorplan Lines of Credit

Floorplan payable balances reflect the amount owed for new equipment inventory purchased from a manufacturer and for used equipment inventory, which is primarily purchased through trade-in on equipment sales. Certain of the manufacturers from which the Company purchases new equipment inventory offer financing on these purchases, either offered directly from the manufacturer or through the manufacturers’ captive finance subsidiaries. CNH Industrial America LLC's captive finance subsidiary, CNH Industrial Capital America LLC ("CNH Industrial Capital"), also provides financing of used equipment inventory. The Company also has floorplan payable balances with non-manufacturer lenders for new and used equipment inventory. Changes in manufacturer floorplan payable are reported as operating cash flows and changes in non-manufacturer floorplan payable are reported as financing cash flows in the Company's consolidated statements of cash flows.

As of July 31, 2014, the Company had discretionary floorplan lines of credit for equipment inventory purchases totaling approximately $1.18 billion, which includes a $350.0 million Floorplan Payable Line with a group of banks led by Wells Fargo Bank, National Association ("Wells Fargo"), a $450.0 million credit facility with CNH Industrial Capital, a $225.0 million credit facility with Agricredit Acceptance LLC and the U.S. dollar equivalent of $152.1 million in credit facilities related to our foreign subsidiaries. Floorplan payables relating to these credit facilities totaled approximately $773.4 million of the total floorplan payable balance of $850.3 million outstanding as of July 31, 2014 and $692.8 million of the total floorplan payable balance of $750.5 million outstanding as of January 31, 2014. As of July 31, 2014, the Company had approximately $319.3 million in available borrowings remaining under these lines of credit (net of adjustments based on borrowing base calculations and standby letters of credit under the Wells Fargo credit agreement, and rental fleet financing and other acquisition-related financing arrangements under the CNH Industrial Capital credit agreement). These U.S. floorplan payables carried various interest rates primarily ranging from 2.78% to 4.98%, and the foreign floorplan payables carried various interest rates primarily ranging from 2.21% to 10.50%, as of July 31, 2014.

Working Capital Line of Credit

As of July 31, 2014, the Company had a $112.5 million working capital line of credit under the credit facility with Wells Fargo. The Company had $49.0 million and $47.8 million outstanding on its working capital line of credit as of July 31, 2014 and January 31, 2014, respectively. Amounts outstanding are recorded as long-term debt, within long-term liabilities on the consolidated balance sheets, as the Company does not have an obligation to repay amounts borrowed within one year.

NOTE 5—SENIOR CONVERTIBLE NOTES

The Company’s 3.75% Senior Convertible Notes issued on April 24, 2012 (“Convertible Notes”) consisted of the following:

	July 31, 2014	January 31, 2014
	(in thousands except conversion rate and conversion price)
Principal value	$150,000	$150,000
Unamortized debt discount	(19,408)	(21,107)
Carrying value of senior convertible notes	$130,592	$128,893

Carrying value of equity component, net of deferred taxes	$15,546	$15,546

Conversion rate (shares of common stock per $1,000 principal amount of notes)	23.1626	23.1626
Conversion price (per share of common stock)	$43.17	$43.17

The Company recognized interest expense associated with its Senior Convertible Notes as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Cash Interest Expense
Coupon interest expense	$1,407	$1,407	$2,813	$2,813
Noncash Interest Expense
Amortization of debt discount	864	807	1,699	1,586
Amortization of transaction costs	134	131	267	260
	$2,405	$2,345	$4,779	$4,659

As of July 31, 2014, the unamortized debt discount will be amortized over a remaining period of approximately 4.75 years. As of July 31, 2014 and January 31, 2014, the if-converted value of the Senior Convertible Notes does not exceed the principal balance. The effective interest rate of the liability component was equal to 7.00% for the period ended July 31, 2014.

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

The following table sets forth the notional value of the Company's outstanding derivative instruments.

	Notional Amount as of:
	July 31, 2014	January 31, 2014
	(in thousands)
Net investment hedge:
Foreign currency contracts	$37,837	$43,742
Cash flow hedges:
Interest rate swap	100,000	100,000
Foreign currency contracts	—	4,754
Derivatives not designated as hedging instruments:
Foreign currency contracts	40,511	44,775

The following table sets forth the fair value of the Company’s outstanding derivative instruments.

	Fair Value as of:		Balance Sheet Location
	July 31, 2014	January 31, 2014
	(in thousands)
Asset Derivatives:
Derivatives designated as hedging instruments:
Net investment hedges:
Foreign currency contracts	$—	$157	Prepaid expenses and other
Derivatives not designated as hedging instruments:
Foreign currency contracts	—	279	Prepaid expenses and other
Total Asset Derivatives	$—	$436

Liability Derivatives:
Derivatives designated as hedging instruments:
Net investment hedges:
Foreign currency contracts	$72	$—	Accrued expenses
Cash flow hedges:
Interest rate swap	1,305	1,227	Accrued expenses
Foreign currency contracts	—	211	Accrued expenses
Derivatives not designated as hedging instruments:
Foreign currency contracts	70	—	Accrued expenses
Total Liability Derivatives	$1,447	$1,438

The following table sets forth the gains and losses recognized in other comprehensive income (loss) ("OCI") and income (loss) related to the Company’s derivative instruments for the three and six months ended July 31, 2014 and 2013, respectively.

	Three Months Ended July 31,				Six Months Ended July 31,
	2014		2013		2014		2013
	OCI	Income (Loss)	OCI	Income (Loss)	OCI	Income (Loss)	OCI	Income (Loss)	Statements of Operations Classification
	(in thousands)				(in thousands)
Dervatives Designated as Hedging Instruments:
Net investment hedges:
Foreign currency contracts	$1,321	$—	$(304)	$—	$76	$—	$481	$—	N/A
Cash flow hedges:
Interest rate swap	(83)	—	—	—	(78)	—	—	—	N/A
Foreign currency contracts	20	—	—	—	73	—	—	—	N/A
Dervatives Not Designated as Hedging Instruments:
Foreign currency contracts	—	1,449	—	(650)	—	146	—	70	Interest and other income
Total Derivatives	$1,258	$1,449	$(304)	$(650)	$71	$146	$481	$70

No components of the Company's net investment or cash flow hedging instruments were excluded from the assessment of hedge ineffectiveness.

As of July 31, 2014, the Company had $1.3 million and $0.1 million in pre-tax net unrealized losses associated with its interest rate swap and foreign currency contract cash flow hedging instruments recorded in accumulated other comprehensive income, respectively. The Company expects that $1.4 million and $0.1 million of pre-tax unrealized losses associated with its interest rate swap and foreign currency contracts, respectively, will be reclassified into net income over the next 12 months.

NOTE 7—FAIR VALUE OF FINANCIAL INSTRUMENTS

The assets and liabilities which are measured at fair value on a recurring basis as of July 31, 2014 and January 31, 2014 are as follows:

	July 31, 2014				January 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)				(in thousands)
Financial Assets
Foreign currency contracts	$—	$—	$—	$—	$—	$436	$—	$436
Total Financial Assets	$—	$—	$—	$—	$—	$436	$—	$436

Financial Liabilities
Interest rate swap	$—	$1,305	$—	$1,305	$—	$1,227	$—	$1,227
Foreign currency contracts	—	142	—	142	—	211	—	211
Total Financial Liabilities	$—	$1,447	$—	$1,447	$—	$1,438	$—	$1,438

The valuation for the Company's foreign currency contracts and interest rate swap derivative instruments were valued using discounted cash flow analyses, an income approach, utilizing readily observable market data as inputs.

The Company also valued certain long-lived assets at fair value on a non-recurring basis during the six months ended July 31, 2014, related to fixed assets at stores closed. The estimated fair value of these assets approximated zero, thus requiring a full impairment charge equal to the carrying values of such assets. The valuation methodologies utilized Level 3 fair value inputs.

The Company also has financial instruments that are not recorded at fair value in its consolidated financial statements. The carrying amount of cash, receivables, payables, short-term debt and other current liabilities approximates fair value because of the short maturity and/or frequent repricing of those instruments, which are Level 2 fair value inputs. Based upon current borrowing rates with similar maturities, which are Level 2 fair value inputs, the carrying value of long-term debt approximates the fair value as of July 31, 2014 and January 31, 2014, respectively. The following table provides details on the Senior Convertible Notes as of July 31, 2014 and January 31, 2014. The difference between the face value and the carrying value of these notes is the result of the allocation between the debt and equity components. Fair value of the Senior Convertible Notes was estimated based on Level 2 fair value inputs.

	July 31, 2014			January 31, 2014
	Estimated Fair Value	Carrying Value	Face Value	Estimated Fair Value	Carrying Value	Face Value
	(in thousands)			(in thousands)
Senior convertible notes	$130,673	$130,592	$150,000	$128,522	$128,893	$150,000

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

Certain financial information for each of the Company’s business segments is set forth below.

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Revenue
Agriculture	$314,354	$367,544	$667,002	$727,888
Construction	113,508	97,946	215,387	180,787
International	43,560	39,870	73,901	67,600
Segment revenue	471,422	505,360	956,290	976,275
Eliminations	(20,432)	(17,180)	(39,837)	(46,421)
Total	$450,990	$488,180	$916,453	$929,854

Income (Loss) Before Income Taxes
Agriculture	$5,279	$9,775	$8,597	$17,774
Construction	51	(1,697)	(5,724)	(8,235)
International	(5,000)	107	(10,419)	(419)
Segment income (loss) before income taxes	330	8,185	(7,546)	9,120
Shared Resources	702	(1,113)	(171)	(2,351)
Eliminations	780	(516)	903	(1,210)
Income (Loss) Before Income Taxes	$1,812	$6,556	$(6,814)	$5,559

	July 31, 2014	January 31, 2014
	(in thousands)
Total Assets
Agriculture	$885,350	$943,212
Construction	406,997	308,525
International	216,400	195,534
Segment assets	1,508,747	1,447,271
Shared Resources	118,402	120,335
Eliminations	(2,193)	(2,958)
Total	$1,624,956	$1,564,648

NOTE 9—STORE CLOSINGS AND REALIGNMENT COSTS
To better align its Construction business in certain markets, in April 2014, the Company reduced its Construction-related headcount by approximately 12% primarily through the closing of seven underperforming Construction stores, staff reductions at other dealerships and reductions in support staff at its Shared Resource Center. The closed stores were located in Bozeman, Big Sky and Helena, Montana; Cheyenne, Wyoming; Clear Lake, Iowa; Flagstaff, Arizona; and Rosemount, Minnesota. The Company also closed its Agriculture store in Oskaloosa, Iowa and merged it with the nearby Agriculture store in Pella, Iowa. The Company's remaining stores in each of the respective areas assumed the majority of the distribution rights for the CNH Industrial brand previously held by the stores which have closed. The majority of the assets of the closed stores have been redeployed to other store locations. Certain inventory items which are not sold by any of our remaining stores were sold at auction. The inventory markdown attributable to such items are included in the exit cost summary below. The majority of the exit costs were recognized during the three months ended April 30, 2014; however the remaining costs, which primarily relate to asset relocation and other closing costs, were incurred during the three months ended July 31, 2014.

The following summarizes the exit costs associated with the store closings and realignment that occurred in April 2014. The amounts incurred during the six months ended July 31, 2014 reflect the total amounts expected to be incurred related to the closing of these stores.

	Amount Incurred During the Three Months Ended July 31, 2014	Amount Incurred During the Six Months Ended July 31, 2014	Income Statement Classification
	(in thousands)
Construction Segment
Lease termination costs	$(7)	$1,511	Realignment Costs
Employee severance costs	—	451	Realignment Costs
Impairment of fixed assets, net of gains on asset disposition	(212)	(60)	Realignment Costs
Asset relocation and other closing costs	197	362	Realignment Costs
	$(22)	$2,264
Agriculture Segment
Lease termination costs	$34	$148	Realignment Costs
Employee severance costs	—	71	Realignment Costs
Impairment of fixed assets, net of gains on asset disposition	—	85	Realignment Costs
Asset relocation and other closing costs	52	84	Realignment Costs
Inventory cost adjustments	67	471	Equipment Cost of Sales
	$153	$859
Shared Resource Center
Employee severance costs	$87	$300	Realignment Costs
	$87	$300
Total
Lease termination costs	$27	$1,659	Realignment Costs
Employee severance costs	87	822	Realignment Costs
Impairment of fixed assets, net of gains on asset disposition	(212)	25	Realignment Costs
Asset relocation and other closing costs	249	446	Realignment Costs
Inventory cost adjustments	67	471	Equipment Cost of Sales
	$218	$3,423

The Company accrued for lease termination and employee severance costs in April 2014, but exit costs related to impairment, asset relocation and other closing costs and inventory cost adjustments were not accrued but recognized as incurred. A reconciliation of the beginning and ending exit cost liability balance, which is included in accrued expenses in the consolidated balance sheets, follows:

Amount
(in thousands)
Balance, January 31, 2014	$548
Exit costs incurred and charged to expense
Lease termination costs	1,659
Employee severance costs	822
Exit costs paid
Lease termination costs	(248)
Employee severance costs	(722)
Adjustments
Lease termination costs	(109)
Balance, July 31, 2014	$1,950

NOTE 10—INCOME TAXES
The Company incurs a provision for income taxes in jurisdictions in which it has taxable income. Generally the Company receives a benefit for income taxes in jurisdictions in which it has taxable losses unless it has recorded a valuation allowance for that jurisdiction. The fluctuations in our effective income tax rate are primarily due to losses in our international subsidiaries in which we record a valuation allowance against our net operating losses. These losses are available to reduce future taxable income, if earned within the allowable net operating loss carryforward period, in these jurisdictions. The foreign jurisdictions in which the Company operates have net operating loss carryforward periods ranging from five to seven years, with certain jurisdictions having indefinite carryforward periods.

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
	(dollars in thousands)		(dollars in thousands)
Income (Loss) Before Income Taxes	$1,812	$6,556	$(6,814)	$5,559
Provision for Income Taxes	(2,587)	(2,589)	(854)	(2,195)
Effective Income Tax Rate	142.8%	39.5%	(12.5)%	39.5%

A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
U.S. statutory rate	35.0%	35.0%	35.0%	35.0%
Foreign statutory rates	1.7%	(1.3)%	1.7%	(1.1)%
State taxes on income net of federal tax benefit	4.6%	4.4%	4.6%	4.4%
Tax effect of not recording a benefit on losses in jurisdictions with a valuation allowance	100.6%	—%	(54.9)%	(0.3)%
All other, net	0.9%	1.4%	1.1%	1.5%
	142.8%	39.5%	(12.5)%	39.5%

NOTE 11—SUBSEQUENT EVENTS
On August 29, 2014, the Company acquired certain assets of Midland Equipment, Inc. The acquired entity consisted of one agriculture equipment store in Wayne, Nebraska, which expands the Company's agricultural presence in Nebraska. The acquisition-date fair value of the total consideration transferred for the store was $0.8 million.

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

Realignment Costs

To better align its Construction business in certain markets, in April 2014, the Company reduced its Construction-related headcount by approximately 12% primarily through the closing of seven underperforming Construction stores, staff reductions at other dealerships and reductions in support staff at its Shared Resource Center. The closed stores were located in Bozeman, Big Sky and Helena, Montana; Cheyenne, Wyoming; Clear Lake, Iowa; Flagstaff, Arizona; and Rosemount, Minnesota. The Company also closed its Agriculture store in Oskaloosa, Iowa and merged it with the nearby Agriculture store in Pella, Iowa. The Company's remaining stores in each of the respective areas assumed the majority of the distribution rights for the CNH Industrial brand previously held by the stores which have closed. We recognized $0.2 million and $3.4 million in exit costs during the three and six months ended July 31, 2014, respectively.

Critical Accounting Policies and Estimates

There have been no material changes in our Critical Accounting Policies and Estimates, as disclosed in our Annual Report on Form 10-K for the year ended January 31, 2014.

Overview

We own and operate a network of full service agricultural and construction equipment stores in the United States and Europe. Based upon information provided to us by CNH Industrial N.V. or its U.S. subsidiary CNH Industrial America, LLC, we are the largest retail dealer of Case IH Agriculture equipment in the world, the largest retail dealer of Case Construction equipment in North America and a major retail dealer of New Holland Agriculture and New Holland Construction equipment in the U.S. We operate our business through three reportable segments, Agriculture, Construction and International. Within each segment, we have four principal sources of revenue: new and used equipment sales, parts sales, service, and equipment rental and other activities.

Our net income (loss) attributable to Titan Machinery Inc. common stockholders was $(0.6) million, or $(0.03) per diluted share, for the three months ended July 31, 2014, compared to $3.8 million, or $0.18 per diluted share, for the three months ended July 31, 2013. Our non-GAAP Diluted EPS was $0.04 and $0.18 for the three months ended July 31, 2014 and 2013, respectively. See the Non-GAAP Financial Measures section below for a reconciliation between the GAAP and non-GAAP measures. Significant factors impacting the quarterly comparisons were:

•
Revenue decreased 7.6% for the second quarter of fiscal 2015, as compared to the second quarter last year, primarily due to a decrease in Agriculture same-store sales, and partially offset by an increase in Construction same-store sales;

•
Total gross profit margin increased to 17.7% for the second quarter of fiscal 2015, as compared to 17.1% for the second quarter of fiscal 2014, primarily caused by a change in gross profit mix to our higher-margin service and rental and other businesses;

•
Floorplan interest expense increased in the second quarter of fiscal 2015, as compared to the same period last year, due to higher floorplan payable balances resulting from growth in our equipment inventory, primarily in our International segment; and

•
Interest income and other income (expense) decreased primarily due to foreign currency remeasurement losses in Ukraine, resulting from a devaluation of the Ukrainian Hryvnia in the second quarter of fiscal 2015.

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
	(dollars in thousands)		(dollars in thousands)
Equipment
Revenue	$320,087	$358,388	$665,132	$693,133
Cost of revenue	292,879	329,083	609,161	632,906
Gross profit	$27,208	$29,305	$55,971	$60,227
Gross profit margin	8.5%	8.2%	8.4%	8.7%
Parts
Revenue	$70,526	$70,633	$138,905	$133,470
Cost of revenue	49,730	48,022	97,744	92,733
Gross profit	$20,796	$22,611	$41,161	$40,737
Gross profit margin	29.5%	32.0%	29.6%	30.5%
Service
Revenue	$38,447	$39,872	$75,531	$71,870
Cost of revenue	13,529	14,383	27,932	25,746
Gross profit	$24,918	$25,489	$47,599	$46,124
Gross profit margin	64.8%	63.9%	63.0%	64.2%
Rental and other
Revenue	$21,930	$19,287	$36,885	$31,381
Cost of revenue	15,199	13,150	26,024	20,979
Gross profit	$6,731	$6,137	$10,861	$10,402
Gross profit margin	30.7%	31.8%	29.4%	33.1%

The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Revenue
Equipment	71.0%	73.4%	72.6%	74.5%
Parts	15.6%	14.5%	15.2%	14.4%
Service	8.5%	8.2%	8.2%	7.7%
Rental and other	4.9%	3.9%	4.0%	3.4%
Total Revenue	100.0%	100.0%	100.0%	100.0%
Total Cost of Revenue	82.3%	82.9%	83.0%	83.1%
Gross Profit	17.7%	17.1%	17.0%	16.9%
Operating Expenses	15.1%	14.4%	15.2%	14.9%
Realignment Costs	—%	—%	0.3%	—%
Income from Operations	2.6%	2.7%	1.5%	2.0%
Other Income (Expense)	(2.2)%	(1.4)%	(2.2)%	(1.4)%
Income (Loss) Before Income Taxes	0.4%	1.3%	(0.7)%	0.6%
Provision for Income Taxes	(0.6)%	(0.5)%	(0.1)%	(0.2)%
Net Income (Loss) Including Noncontrolling Interest	(0.2)%	0.8%	(0.8)%	0.4%
Less: Net Income (Loss) Attributable to Noncontrolling Interest	(0.1)%	—%	0.0%	0.0%
Net Income (Loss) Attributable to Titan Machinery Inc.	(0.1)%	0.8%	(0.8)%	0.4%

Three Months Ended July 31, 2014 Compared to Three Months Ended July 31, 2013

Consolidated Results

Revenue

	Three Months Ended July 31,		Increase/	Percent
	2014	2013	(Decrease)	Change
	(dollars in thousands)
Equipment	$320,087	$358,388	$(38,301)	(10.7)%
Parts	70,526	70,633	(107)	(0.2)%
Service	38,447	39,872	(1,425)	(3.6)%
Rental and other	21,930	19,287	2,643	13.7%
Total Revenue	$450,990	$488,180	$(37,190)	(7.6)%

The decrease in revenue for the second quarter of fiscal 2015 was primarily due to a decrease in same-store sales of 5.6% over the comparable prior year period, mainly driven by a decrease in Agriculture same-store sales of 15.1% and offset by an increase in Construction segment same-store sales of 26.5%. The Agriculture same-store sales decrease was primarily due to a decrease in equipment revenue and were negatively impacted by challenging industry conditions such as decreases in agricultural commodity prices and projected net farm income, which have a negative effect on customer sentiment. Changes in actual or anticipated net farm income, or in any of the significant components of net farm income, generally have a direct correlation with equipment revenue. The commodity price of corn and soybeans, which are the predominant crops in our Agriculture store footprint, decreased significantly from the price during the second quarter of fiscal 2014, mainly as a result of a projected increase in U.S. corn and soybean supply compared to the prior year. In February 2014, the U.S. Department of Agriculture published its projection of a decrease in net farm income from calendar year 2013 to 2014. The increase in Construction segment revenue, which included increases in all lines of the Construction segment's business, resulted from improved industry conditions and the positive impact of operational initiatives.

Gross Profit

	Three Months Ended July 31,		Increase/	Percent
	2014	2013	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$27,208	$29,305	$(2,097)	(7.2)%
Parts	20,796	22,611	(1,815)	(8.0)%
Service	24,918	25,489	(571)	(2.2)%
Rental and other	6,731	6,137	594	9.7%
Total Gross Profit	$79,653	$83,542	$(3,889)	(4.7)%
Gross Profit Margin
Equipment	8.5%	8.2%	0.3%	3.7%
Parts	29.5%	32.0%	(2.5)%	(7.8)%
Service	64.8%	63.9%	0.9%	1.4%
Rental and other	30.7%	31.8%	(1.1)%	(3.5)%
Total Gross Profit Margin	17.7%	17.1%	0.6%	3.5%
Gross Profit Mix
Equipment	34.2%	35.1%	(0.9)%	(2.6)%
Parts	26.1%	27.1%	(1.0)%	(3.7)%
Service	31.3%	30.5%	0.8%	2.6%
Rental and other	8.4%	7.3%	1.1%	15.1%
Total Gross Profit Mix	100.0%	100.0%	—%	—%

The $3.9 million decrease in gross profit for the second quarter of fiscal 2015, as compared to the same period last year, was primarily due to a decrease in revenue. The increase in total gross profit margin from 17.1% for the second quarter of fiscal 2014 to 17.7% for the second quarter of fiscal 2015 was mainly due to a change in gross profit mix to our higher-margin service and rental and other businesses, primarily resulting from decreased equipment revenue causing a change in sales mix.
Operating Expenses

	Three Months Ended July 31,		Increase/	Percent
	2014	2013	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$67,795	$70,145	$(2,350)	(3.4)%
Operating Expenses as a Percentage of Revenue	15.1%	14.4%	0.7%	4.9%

The $2.4 million decrease in operating expenses, as compared to the same period last year, was primarily due to decreased commissions expense resulting from the decrease in equipment gross profit, and cost savings associated with the closing of eight stores in the first quarter of fiscal 2015. These decreases in operating expenses were offset by additional costs associated with expanding our International distribution network. The increase in operating expenses as a percentage of total revenue was primarily due to the decrease in total revenue in the second quarter of fiscal 2015, as compared to the second quarter of fiscal 2014, which negatively affected our ability to leverage our fixed operating costs.

Realignment Costs

	Three Months Ended July 31,			Percent
	2014	2013	Increase	Change
	(dollars in thousands)
Realignment Costs	$151	$—	$151	100.0%

The realignment costs recognized in the second quarter of fiscal 2015 relate to the the closing of seven underperforming Construction stores, staff reductions at other dealerships and reductions in support staff at the Company's Shared Resource Center that took place in April 2014. The closed stores were located in Bozeman, Big Sky and Helena, Montana; Cheyenne, Wyoming; Clear Lake, Iowa; Flagstaff, Arizona; and Rosemount, Minnesota. The Company also closed its Agriculture store in Oskaloosa, Iowa and merged it with the nearby Agriculture store in Pella, Iowa. There were no additional store closings in the second quarter of fiscal 2014. See the Non-GAAP Financial Measures section below for impact of these costs on non-GAAP Diluted EPS.
Other Income (Expense)

	Three Months Ended July 31,		Increase/	Percent
	2014	2013	(Decrease)	Change
	(dollars in thousands)
Interest income and other income (expense)	$(1,028)	$337	$(1,365)	(405.0)%
Floorplan interest expense	(5,308)	(3,723)	1,585	42.6%
Other interest expense	(3,559)	(3,455)	104	3.0%

The decrease in interest income and other income (expense) was primarily due to foreign currency remeasurement losses in Ukraine, resulting from a devaluation of the Ukrainian Hryvnia in the second quarter of fiscal 2015. See the Non-GAAP Financial Measures section below for impact of these costs on non-GAAP Diluted EPS. The increase in floorplan interest expense of $1.6 million for the second quarter of fiscal 2015, as compared to the same period in the prior year, was primarily due to higher floorplan payable balances resulting from growth in our equipment inventory, primarily in our International segment, and higher floorplan payable interest rates in our International segment.

Provision for Income Taxes

	Three Months Ended July 31,			Percent
	2014	2013	Decrease	Change
	(dollars in thousands)
Provision for Income Taxes	$2,587	$2,589	$(2)	(0.1)%

Our effective tax rate increased to 142.8% for the second quarter of fiscal 2015 compared to 39.5% for the same period last year, primarily due to losses in our international subsidiaries, where we record a valuation allowance against our net operating losses. The impact on our effective tax rate for the first six months of fiscal 2015 of not recording an income tax benefit on losses in jurisdictions with a valuation allowance was an increase of 100.6%, as shown in Note 10 of the notes to our consolidated financial statements.

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

	Three Months Ended July 31,		Increase/	Percent
	2014	2013	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$314,354	$367,544	$(53,190)	(14.5)%
Construction	113,508	97,946	15,562	15.9%
International	43,560	39,870	3,690	9.3%
Segment revenue	471,422	505,360	(33,938)	(6.7)%
Eliminations	(20,432)	(17,180)	(3,252)	(18.9)%
Total	$450,990	$488,180	$(37,190)	(7.6)%

Income (Loss) Before Income Taxes
Agriculture	$5,279	$9,775	$(4,496)	(46.0)%
Construction	51	(1,697)	1,748	103.0%
International	(5,000)	107	(5,107)	(4,772.9)%
Segment income (loss) before income taxes	330	8,185	(7,855)	(96.0)%
Shared Resources	702	(1,113)	1,815	163.1%
Eliminations	780	(516)	1,296	251.2%
Income (Loss) Before Income Taxes	$1,812	$6,556	$(4,744)	(72.4)%
Agriculture

Agriculture segment revenue for the second quarter of fiscal 2015 decreased 14.5% compared to the same period last year. The revenue decrease was due to an Agriculture same-store sales decrease of 15.1% over the second quarter of fiscal 2014, which was primarily due to a decrease in equipment revenue, and were negatively impacted by challenging industry conditions, such as decreases in agricultural commodity prices and projected net farm income, which negatively affected customer sentiment in the second quarter of fiscal 2015 as compared to the same period in the prior year. Changes in actual or anticipated net farm income, or in any of the significant components of net farm income, generally have a direct correlation with equipment revenue. The commodity price of corn and soybeans, which are the predominant crops in our Agriculture store footprint, decreased significantly from the price during the second quarter of fiscal 2014, mainly as a result of a projected increase in U.S. corn and soybean supply compared to the prior year. In February 2014, the U.S. Department of Agriculture published its projection of a decrease in net farm income from calendar year 2013 to 2014.

Agriculture segment income before income taxes for the second quarter of fiscal 2015 decreased 46.0% compared to the same period last year, primarily due to the aforementioned decrease in revenue.

Construction

Construction segment revenue for the second quarter of fiscal 2015 increased 15.9% compared to the same period last year. The revenue increase was due to a same-store sales increase of 26.5% over the second quarter of fiscal 2014, which was partially offset by the impact of our store closings. The increase in Construction segment revenue, which included increases in all lines of business, resulted from improved industry conditions and the positive impact of operational initiatives.

Our Construction segment income before income taxes was $0.1 million for the second quarter of fiscal 2015 compared to segment loss before income taxes of $1.7 million for the second quarter of fiscal 2014. This improvement was primarily due to the aforementioned increase in revenue, a decrease in operating expenses, and partially offset by an increase in floorplan interest expense. The decrease in operating expense mainly reflects cost savings associated with the closing of seven stores in the first quarter of fiscal 2015. The increase in floorplan interest expense reflects higher equipment inventory balances during the second quarter of fiscal 2015, as compared to the second quarter of fiscal 2014. The dollar utilization of our rental fleet increased slightly, from 29.2% in the second quarter of fiscal 2014 to 29.6% in the second quarter of fiscal 2015.

International

International segment revenue for the second quarter of fiscal 2015 increased $3.7 million compared to the same period last year, primarily due to new store openings, and a same-store sales increase of 9.6%.

Our International segment loss before income taxes was $5.0 million for the second quarter of fiscal 2015 compared to segment income before income taxes of $0.1 million for the same period last year. This decrease was primarily due to a decrease in equipment gross profit margin, increases in operating expenses and floorplan interest expense, and a decrease in interest income and other income (expense), as compared to the comparable period of the prior year. The decrease in equipment gross profit margin was caused by decreases in agricultural commodity prices in the second quarter of fiscal 2015 as compared to the same period in the prior year, and the political and economic instability in Ukraine in the second quarter of fiscal 2015, which negatively affected customer sentiment. Operating expenses increased due to expanding our distribution network in Eastern Europe, including opening a new store in Ukraine and establishing a European operations center to support our European stores. We believe the political and economic instability in Ukraine has had a negative affect on our revenue, which reduces our ability to leverage these fixed operating costs. The increase in floorplan interest expense for the second quarter of fiscal 2015, as compared to the same period in the prior year, was primarily due to the increase in floorplan payable and the related equipment inventory balances in our International segment, and higher interest rates in Ukraine associated with the political and economic instability that is present in the current fiscal year. The decrease in interest income and other income (expense) was primarily due to foreign currency remeasurement losses in Ukraine, resulting from a devaluation of the Ukrainian hryvnia in the second quarter of fiscal 2015.

Shared Resources/Eliminations

We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate these net expenses to our segments. Since these allocations are set early in the year, unallocated balances may occur.

Eliminations remove any inter-company revenue or income (loss) before income taxes residing in our segment results.

Six Months Ended July 31, 2014 Compared to Six Months Ended July 31, 2013

Consolidated Results

Revenue

	Six Months Ended July 31,		Increase/	Percent
	2014	2013	(Decrease)	Change
	(dollars in thousands)
Equipment	$665,132	$693,133	$(28,001)	(4.0)%
Parts	138,905	133,470	5,435	4.1%
Service	75,531	71,870	3,661	5.1%
Rental and other	36,885	31,381	5,504	17.5%
Total Revenue	$916,453	$929,854	$(13,401)	(1.4)%

The decrease in revenue for the first six months of fiscal 2015 was primarily due to a decrease in same-store sales of 1.4% over the comparable prior year period, mainly driven by a decrease in Agriculture same-store sales of 8.3% and offset by an increase in Construction segment same-store sales of 26.0%. The Agriculture same-store sales decrease was primarily due to a decrease in equipment revenue and were negatively impacted by challenging industry conditions such as decreases in agricultural commodity prices and projected net farm income, which have a negative effect on customer sentiment. Changes in actual or anticipated net farm income, or in any of the significant components of net farm income, generally have a direct correlation with equipment revenue. The commodity price of corn and soybeans, which are the predominant crops in our Agriculture store footprint, was significantly lower in the first six months of fiscal 2015 than the price during the first six months of fiscal 2014, mainly as a result of a projected increase in U.S. corn and soybean supply compared to the prior year. In February 2014, the U.S. Department of Agriculture published its projection of a decrease in net farm income from calendar year 2013 to 2014. The increase in Construction segment revenue, which included increases in all lines of the Construction segment's business, resulted from improved industry conditions and the positive impact of operational initiatives.

Gross Profit

	Six Months Ended July 31,		Increase/	Percent
	2014	2013	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$55,971	$60,227	$(4,256)	(7.1)%
Parts	41,161	40,737	424	1.0%
Service	47,599	46,124	1,475	3.2%
Rental and other	10,861	10,402	459	4.4%
Total Gross Profit	$155,592	$157,490	$(1,898)	(1.2)%
Gross Profit Margin
Equipment	8.4%	8.7%	(0.3)%	(3.4)%
Parts	29.6%	30.5%	(0.9)%	(3.0)%
Service	63.0%	64.2%	(1.2)%	(1.9)%
Rental and other	29.4%	33.1%	(3.7)%	(11.2)%
Total Gross Profit Margin	17.0%	16.9%	0.1%	0.6%
Gross Profit Mix
Equipment	36.0%	38.2%	(2.2)%	(5.8)%
Parts	26.4%	25.9%	0.5%	1.9%
Service	30.6%	29.3%	1.3%	4.4%
Rental and other	7.0%	6.6%	0.4%	6.1%
Total Gross Profit Mix	100.0%	100.0%	—%	—%

The $1.9 million decrease in gross profit for the first six months of fiscal 2015, as compared to the same period last year, was primarily due lower equipment revenue and gross profit margin. Total gross profit margin of 17.0% for the first six months of fiscal 2015 increased slightly from the first six months of fiscal 2014, mainly due to a change in gross profit mix to our higher-margin parts, service and rental and other businesses, and offset by the decreases in gross profit margin on each of our lines of business. The change in gross profit mix primarily resulted from decreased equipment revenue causing a change in sales mix. The decrease in rental and other gross profit margin resulted from a slight decrease in the dollar utilization of our rental fleet, from 27.0% in the first six months of fiscal 2014 to 26.2% in the first six months of fiscal 2015.
Operating Expenses

	Six Months Ended July 31,		Increase/	Percent
	2014	2013	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$138,947	$139,078	$(131)	(0.1)%
Operating Expenses as a Percentage of Revenue	15.2%	14.9%	0.3%	2.0%

The $0.1 million decrease in operating expenses, as compared to the same period last year, was primarily due to decreased commissions expense resulting from the decrease in equipment gross profit, and cost savings associated with the closing of eight stores in the first quarter of fiscal 2015. These decreases in operating expenses were offset by additional costs associated with expanding our International distribution network and higher occupancy costs associated with store building improvements. The increase in operating expenses as a percentage of total revenue was primarily due to the decrease in total revenue in the second quarter of fiscal 2015, as compared to the second quarter of fiscal 2014, which negatively affected our ability to leverage our fixed operating costs.

Realignment Costs

	Six Months Ended July 31,			Percent
	2014	2013	Increase	Change
	(dollars in thousands)
Realignment Costs	$2,952	$—	$2,952	100.0%

The realignment costs recognized in the first six months of fiscal 2015 relate to the the closing of seven underperforming Construction stores, staff reductions at other dealerships and reductions in support staff at the Company's Shared Resource Center that took place in April 2014.. The closed stores were located in Bozeman, Big Sky and Helena, Montana; Cheyenne, Wyoming; Clear Lake, Iowa; Flagstaff, Arizona; and Rosemount, Minnesota. The Company also closed its Agriculture store in Oskaloosa, Iowa and merged it with the nearby Agriculture store in Pella, Iowa. See the Non-GAAP Financial Measures section below for impact of these costs on non-GAAP Diluted EPS.

Other Income (Expense)

	Six Months Ended July 31,		Increase/	Percent
	2014	2013	(Decrease)	Change
	(dollars in thousands)
Interest income and other income (expense)	$(3,606)	$934	$(4,540)	(486.1)%
Floorplan interest expense	(9,901)	(7,165)	2,736	38.2%
Other interest expense	(7,000)	(6,622)	378	5.7%

The decrease in interest income and other income (expense) was primarily due to foreign currency remeasurement losses in Ukraine, resulting from a devaluation of the Ukrainian Hryvnia in the first six months of fiscal 2015. See the Non-GAAP Financial Measures section below for impact of these costs on non-GAAP Diluted EPS. The increase in floorplan interest expense of $2.7 million for the first six months of fiscal 2015, as compared to the same period in the prior year, was primarily due to higher floorplan payable balances resulting from growth in our equipment inventory, primarily in our International segment, and higher floorplan payable interest rates in our International segment.

Provision for Income Taxes

	Six Months Ended July 31,			Percent
	2014	2013	Decrease	Change
	(dollars in thousands)
Provision for Income Taxes	$854	$2,195	$(1,341)	(61.1)%

Our effective tax rate was (12.5)% for the first six months of fiscal 2015, compared to 39.5% for the same period last year. The impact on our effective tax rate for the first six months of fiscal 2015 of not recording an income tax benefit on losses in jurisdictions with a valuation allowance was (54.9)%, as shown in Note 10 of the notes to our consolidated financial statements.

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

	Six Months Ended July 31,		Increase/	Percent
	2014	2013	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$667,002	$727,888	$(60,886)	(8.4)%
Construction	215,387	180,787	34,600	19.1%
International	73,901	67,600	6,301	9.3%
Segment revenue	956,290	976,275	(19,985)	(2.0)%
Eliminations	(39,837)	(46,421)	6,584	14.2%
Total	$916,453	$929,854	$(13,401)	(1.4)%

Income (Loss) Before Income Taxes
Agriculture	$8,597	$17,774	$(9,177)	(51.6)%
Construction	(5,724)	(8,235)	2,511	30.5%
International	(10,419)	(419)	(10,000)	(2,386.6)%
Segment income (loss) before income taxes	(7,546)	9,120	(16,666)	(182.7)%
Shared Resources	(171)	(2,351)	2,180	92.7%
Eliminations	903	(1,210)	2,113	174.6%
Income (Loss) Before Income Taxes	$(6,814)	$5,559	$(12,373)	(222.6)%
Agriculture

Agriculture segment revenue for the first six months of fiscal 2015 decreased 8.4% compared to the same period last year. The revenue decrease was due to an Agriculture same-store sales a decrease of 8.3% compared to the same period last year, which was primarily due to a decrease in equipment revenue, and were negatively impacted by challenging industry conditions, such as decreases in agricultural commodity prices and projected net farm income, which negatively affected customer sentiment in the first six months of fiscal 2015 as compared to the same period in the prior year. Changes in actual or anticipated net farm income, or in any of the significant components of net farm income, generally have a direct correlation with equipment revenue. The commodity price of corn and soybeans, which are the predominant crops in our Agriculture store footprint, was significantly lower in the first six months of fiscal 2015 than the price during the first six months of fiscal 2014, mainly as a result of a projected increase in U.S. corn and soybean supply compared to the prior year. In February 2014, the U.S. Department of Agriculture published its projection of a decrease in net farm income from calendar year 2013 to 2014.

Agriculture segment income before income taxes for the first six months of fiscal 2015 decreased 51.6% compared to the same period last year, primarily due to the aforementioned decrease in revenue, a decrease in equipment gross profit margin and offset by a decrease in operating expenses. The compression in equipment gross profit margin was primarily caused by the previously discussed Agriculture industry challenges as well as an oversupply of used equipment in the Agriculture industry. The decrease in operating expenses was primarily due to lower commissions expense resulting from the decrease in equipment gross profit.

Construction

Construction segment revenue for the first six months of fiscal 2015 increased 19.1% compared to the same period last year. The revenue increase was due to a same-store sales increase of 26.0% over the first six months of fiscal 2014. The increase in Construction segment revenue, which included increases in all lines of business, resulted from improved industry conditions and the positive impact of operational initiatives.

Our Construction segment loss before income taxes was $5.7 million for the first six months of fiscal 2015 compared to segment loss before income taxes of $8.2 million for the first six months of fiscal 2014. This improvement was primarily due to the increase in revenue and partially offset by realignment costs. Realignment costs totaling $2.3 million were recognized during the first quarter of fiscal 2015 related to the headcount reductions and closing of seven Construction stores, which was discussed above. The dollar utilization of our rental fleet decreased slightly, from 27.0% in the first six months of fiscal 2014 to 26.2% in the first six months of fiscal 2015.

International

International segment revenue for the first six months of fiscal 2015 increased $6.3 million compared to the same period last year, primarily due to new store openings, and a same-store sales increase of 11.7%.

Our International segment loss before income taxes was $10.4 million for the first six months of fiscal 2015 compared to segment loss before income taxes of $0.4 million for the same period last year. This decrease was primarily due to increases in operating expenses and floorplan interest expense, and a decrease in interest income and other income (expense), as compared to the comparable period of the prior year. Operating expenses increased due to expanding our distribution network in Eastern Europe, including opening a new store in Ukraine and establishing a European operations center to support our European stores. We believe the political and economic instability in Ukraine has had a negative affect on our revenue, which reduces our ability to leverage these fixed operating costs. The increase in floorplan interest expense for the first six months of fiscal 2015, as compared to the same period in the prior year, was primarily due to the increase in floorplan payable and the related equipment inventory balances in our International segment, and higher interest rates in Ukraine associated with the political and economic instability that is present in the current fiscal year. The decrease in interest income and other income (expense) was primarily due to foreign currency remeasurement losses in Ukraine, resulting from a devaluation of the Ukrainian hryvnia in the first six months of fiscal 2015.

Shared Resources/Eliminations

We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate these net expenses to our segments. Since these allocations are set early in the year, unallocated balances may occur.

Eliminations remove any inter-company revenue or income (loss) before income taxes residing in our segment results.

Non-GAAP Financial Measures

To supplement our earnings (loss) per share - diluted ("Diluted EPS") presented on a GAAP basis, we use non-GAAP Diluted EPS, which excludes the impact of our store closing costs and foreign currency remeasurement losses in Ukraine, resulting from a devaluation of the Ukrainian Hryvnia. We believe that the presentation of non-GAAP Diluted EPS is relevant and useful to our investors because it provides a measurement of earnings on activities we consider to occur in the ordinary course of our business. Non-GAAP Diluted EPS should be evaluated in addition to, and not considered a substitute for, or superior to, the GAAP measure of Diluted EPS. The following table reconciles Diluted EPS, a GAAP measure, to non-GAAP Diluted EPS:

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
	(dollars in thousands, except per share data)
Net Income (Loss) Attributable to Titan Machinery Inc. Common Stockholders
Income (Loss) Before Income Taxes	$(603)	$3,777	$(7,049)	$3,374
Non-GAAP Adjustments
Store Closing Costs (1)	130	—	2,038	—
Ukraine Remeasurement (2)	1,262	—	4,336	—
Adjusted Income (Loss) Before Income Taxes	$789	$3,777	$(675)	$3,374

Diluted EPS
Diluted EPS	$(0.03)	$0.18	$(0.34)	$0.16
Non-GAAP Adjustments
Impact of Store Closing Costs (1)	0.01	—	0.10	—
Impact of Ukraine Remeasurement (2)	0.06	—	0.21	—
Adjusted Diluted EPS	$0.04	$0.18	$(0.03)	$0.16

(1) See Note 9 of the notes to our consolidated financial statements for details of this matter.
(2) See Note 1 of the notes to our consolidated financial statements for details of this matter.

Liquidity and Capital Resources

Sources of Liquidity

Our primary sources of liquidity are cash reserves, cash from operations, and borrowings under our floorplan payable and other credit facilities. We expect these sources of liquidity to be sufficient to fund our working capital requirements, acquisitions, capital expenditures and other investments in our business, service our debt, pay our tax obligations and commitments and contingencies, and meet any seasonal operating requirements for the foreseeable future, provided, however, that our borrowing capacity under our credit agreements is dependent on compliance with various financial covenants as further described in the "Risk Factors" section of our Annual Report on Form 10-K. We have worked in the past, and will continue to work in the future, with our lenders to implement satisfactory modifications to certain financial covenants as appropriate for the business conditions confronted by us.

Adequacy of Capital Resources

Our primary uses of cash have been to fund our strategic acquisitions, finance the purchase of inventory, meet debt service requirements and fund operating activities, working capital, payments due under building space operating leases and manufacturer floorplan payable. Based on our current operational performance, we believe our cash flow from operations, available cash and available borrowings under our existing credit facilities will adequately provide our liquidity needs for, at a minimum, the next 12 months. Our main financing arrangements, in which we had discretionary floorplan lines of credit totaling approximately $1.18 billion as of July 31, 2014, are described in Note 4 of the notes to our consolidated financial statements. As of July 31, 2014, we are in compliance with the financial covenants under these agreements. If anticipated operating results create the likelihood of a future covenant violation, we would work with our lenders on an appropriate modification or amendment to our financing arrangements.

Cash Flow

Cash Flow Used For Operating Activities

Net cash used for operating activities was $79.4 million for the six months ended July 31, 2014, compared to $48.5 million for the six months ended July 31, 2013. Net cash used for operating activities for the six months ended July 31, 2014 was primarily attributable to an increase in our inventories. Net cash used for operating activities for the six months ended July 31, 2013 was primarily attributable to an increase in our inventories, partially offset by an increase in manufacturer flooplan payable financing of such inventories. The increase in net cash used for operating activities for the six months ended July 31, 2014, compared to the same period in the prior year, was primarily due to a decrease in our reported net income (loss) including noncontrolling interest, including non-cash adjustments to such net income, changes in working capital and an increase in our inventories, net of manufacturer floorplan financing of such inventories. We evaluate our cash flow from operating activities net of all floorplan activity. Taking this adjustment into account, our non-GAAP cash flow provided by operating activities was $21.4 million and cash flow used for operating activities was $27.0 million for the six months ended July 31, 2014 and 2013, respectively. For reconciliation of this non-GAAP financial measure, please see the Non-GAAP Cash Flow Reconciliation below.

Cash Flow Used For Investing Activities

Net cash used for investing activities was $6.0 million for the six months ended July 31, 2014, compared to $16.7 million for the six months ended July 31, 2013. For the six months ended July 31, 2014, net cash used for investing activities was primarily comprised of property and equipment purchases. For the six months ended July 31, 2013, net cash used for investing activities was primarily comprised of property and equipment purchases and business combinations consisting of two stores.

Cash Flow Provided By Financing Activities

Net cash provided by financing activities was $100.8 million for the six months ended July 31, 2014 and $43.3 million for the six months ended July 31, 2013. For the six months ended July 31, 2014, net cash provided by financing activities primarily consisted of an increase in non-manufacturer floorplan payables, which increased as a result of higher equipment inventory balances. For the six months ended July 31, 2013, net cash provided by financing activities primarily consisted of proceeds from long-term debt for rental fleet financing, and an increase in non-manufacturer floorplan payables, which increased as a result of higher equipment inventory balances.

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

	As Reported	Adjustment	Non-GAAP Measures
	(in thousands)
Six Months Ended July 31, 2014
Net cash provided by (used for) operating activities	$(79,407)	$100,790	$21,383
Net cash provided by (used for) financing activities	100,800	(100,790)	10

Six Months Ended July 31, 2013
Net cash provided by (used for) operating activities	$(48,481)	$21,517	$(26,964)
Net cash provided by (used for) financing activities	43,329	(21,517)	21,812

Non-GAAP cash flow provided by (used for) operating activities should be evaluated in addition to, and not considered a substitute for, or superior to, other GAAP measures such as net cash provided by (used for) operating activities.

Certain Information Concerning Off-Balance Sheet Arrangements
As of July 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. In the normal course of our business activities, we lease real estate, vehicles and equipment under operating leases.
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

Interest Rate Risk: Exposure to changes in interest rates results from borrowing activities used to fund operations. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. We have both fixed and floating rate financing. Some of our floating rate credit facilities contain minimum rates of interest to be charged. Based upon balances and interest rates as of July 31, 2014, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $5.1 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $5.1 million. At July 31, 2014, we had variable rate floorplan payable of $850.3 million, of which approximately $543.8 million was interest-bearing, variable notes payable and long-term debt of $49.0 million, and fixed rate notes payable and long-term debt of $53.4 million.

Foreign Currency Exchange Rate Risk:  Foreign currency exposures arise as the result of our foreign operations. The Company is exposed to foreign currency exchange rate risk, as our net investment in our foreign operations is exposed to changes in foreign currency exchange rates. In addition, the Company is exposed to the translation of foreign currency earnings to the U.S. dollar, whereby the results of our operations and cash flows may be adversely impacted by fluctuating foreign currency exchange rates. The Company is also exposed to foreign currency transaction risk from purchasing inventory in currencies other than the U.S. dollar and as the result of certain intercompany financing transactions. The Company attempts to manage its foreign currency exchange rate risk through the use of derivative financial instruments, primarily foreign exchange forward contracts. Based upon balances and exchange rates as of July 31, 2014, holding other variables constant, we believe that a hypothetical 10% increase or decrease in foreign exchange rates would not have a material impact on our results of operations or cash flows.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not have any unregistered sales of equity securities during the fiscal quarter ended July 31, 2014.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                OTHER INFORMATION

On September 5, 2014, the Company entered into an employment agreement with Mark Kalvoda, its Chief Financial Officer. The employment agreement has an initial term commencing on February 1, 2014, and expiring on January 31, 2017, with automatic one-year extensions thereof unless either party provides the other with written notice prior to August 1st of any year that the term will not automatically renew. Under the employment agreement, Mr. Kalvoda will be paid an annual base salary as determined by the Compensation Committee of the Board of Directors (which is currently $310,000). Mr. Kalvoda is also eligible for an annual incentive bonus on terms and conditions established by the Compensation Committee. The employment agreement also provides that Mr. Kalvoda is entitled to receive an annual equity award as determined by the Compensation Committee, and is eligible to participate in any employee benefit plans and programs generally available to the Company’s other executive officers.

The employment agreement with Mr. Kalvoda contains a non-competition covenant prohibiting him from competing with the Company during his employment and for 24 months following termination of employment. If Mr. Kalvoda is terminated by the Company without cause or if he resigns for good reason (each a “Qualified Termination”), the Company is obligated to pay him severance in an amount equal to the sum of (i) the annual base salary then in effect, plus (ii) the amount of the annual performance bonus last paid prior to the termination or resignation, in 12 equal monthly installments. In the event of a Qualified Termination, Mr. Kalvoda would also be entitled to continue to participate in the Company’s group medical and dental plans at Company expense for a period of 12 months and his unvested equity awards and options will continue to vest in accordance with their terms. In order to receive these severance benefits, Mr. Kalvoda would be required to sign a release of claims, fulfill his non-competition and non-solicitation obligations, cooperate with transitioning his duties and execute a non-disparagement agreement with the Company.

ITEM 6.                EXHIBITS

Exhibits - See “Exhibit Index” on page following signatures.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	September 9, 2014
TITAN MACHINERY INC.

		By	/s/ Mark Kalvoda
Mark Kalvoda
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX
TITAN MACHINERY INC.
FORM 10-Q

Exhibit No.	Description

*10.1	Fourth Amendment, dated as of July 31, 2014, to Amended and Restated Credit Agreement by and among the registrant, Wells Fargo Bank, National Association, and the Financial Institutions Party Thereto

*10.2	Form of Restricted Stock Unit Agreement under the Titan Machinery Inc. 2014 Equity Incentive Plan+

*10.3	Employment Agreement, dated September 5, 2014, between Mark Kalvoda and the Registrant+

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended July 31, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

*Filed herewith
** Furnished herewith
+ Management compensatory plan or arrangement