Form 10-Q
period 2014-10-31
Titan Machinery Inc.
filed 2014-12-10
CIK 1409171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

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

The number of shares outstanding of the registrant’s common stock as of November 30, 2014 was: Common Stock, $0.00001 par value, 21,411,320 shares.

TITAN MACHINERY INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. — FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

TITAN MACHINERY INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	October 31, 2014	January 31, 2014
	(Unaudited)
Assets
Current Assets
Cash	$110,222	$74,242
Receivables, net	104,388	97,894
Inventories	1,062,123	1,075,978
Prepaid expenses and other	15,271	24,740
Income taxes receivable	2,327	851
Deferred income taxes	13,410	13,678
Total current assets	1,307,741	1,287,383
Intangibles and Other Assets
Noncurrent parts inventories	4,958	5,098
Goodwill	24,742	24,751
Intangible assets, net of accumulated amortization	11,211	11,750
Other	7,173	7,666
Total intangibles and other assets	48,084	49,265
Property and Equipment, net of accumulated depreciation	216,947	228,000
Total Assets	$1,572,772	$1,564,648

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$26,680	$23,714
Floorplan payable	761,182	750,533
Current maturities of long-term debt	37,467	2,192
Customer deposits	20,893	61,286
Accrued expenses	38,507	36,968
Income taxes payable	48	344
Total current liabilities	884,777	875,037
Long-Term Liabilities
Senior convertible notes	131,456	128,893
Long-term debt, less current maturities	100,712	95,532
Deferred income taxes	47,925	47,329
Other long-term liabilities	2,869	6,515
Total long-term liabilities	282,962	278,269
Commitments and Contingencies
Stockholders' Equity
Common stock, par value $.00001 per share, 45,000 shares authorized; 21,411 shares issued and outstanding at October 31, 2014; 21,261 shares issued and outstanding at January 31, 2014	—	—
Additional paid-in-capital	240,057	238,857
Retained earnings	164,882	169,575
Accumulated other comprehensive income (loss)	(1,895)	339
Total Titan Machinery Inc. stockholders' equity	403,044	408,771
Noncontrolling interest	1,989	2,571
Total stockholders' equity	405,033	411,342
Total Liabilities and Stockholders' Equity	$1,572,772	$1,564,648
 See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Revenue
Equipment	$343,482	$441,752	$1,008,614	$1,134,885
Parts	80,692	80,903	219,597	214,373
Service	42,410	40,646	117,941	112,516
Rental and other	26,557	24,660	63,442	56,041
Total Revenue	493,141	587,961	1,409,594	1,517,815
Cost of Revenue
Equipment	317,702	406,867	926,863	1,039,773
Parts	56,402	55,419	154,146	148,152
Service	15,037	14,453	42,969	40,199
Rental and other	19,309	17,616	45,333	38,595
Total Cost of Revenue	408,450	494,355	1,169,311	1,266,719
Gross Profit	84,691	93,606	240,283	251,096
Operating Expenses	69,459	75,005	208,406	214,083
Realignment Costs	—	—	2,952	—
Income from Operations	15,232	18,601	28,925	37,013
Other Income (Expense)
Interest income and other income (expense)	(489)	(260)	(4,095)	674
Floorplan interest expense	(5,444)	(4,779)	(15,345)	(11,944)
Other interest expense	(3,586)	(3,493)	(10,586)	(10,115)
Income (Loss) Before Income Taxes	5,713	10,069	(1,101)	15,628
Provision for Income Taxes	(3,400)	(4,311)	(4,254)	(6,506)
Net Income (Loss) Including Noncontrolling Interest	$2,313	$5,758	$(5,355)	$9,122
Less: Net Income (Loss) Attributable to Noncontrolling Interest	(157)	(67)	(662)	(122)
Net Income (Loss) Attributable to Titan Machinery Inc.	$2,470	$5,825	$(4,693)	$9,244
Earnings (Loss) per Share - Note 1
Earnings (Loss) per Share - Basic	$0.12	$0.27	$(0.22)	$0.44
Earnings (Loss) per Share - Diluted	$0.11	$0.27	$(0.22)	$0.43
Weighted Average Common Shares - Basic	20,994	20,901	20,977	20,879
Weighted Average Common Shares - Diluted	21,102	21,031	20,977	21,029

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Net Income (Loss) Including Noncontrolling Interest	$2,313	$5,758	$(5,355)	$9,122
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(3,351)	1,618	(3,505)	791
Unrealized gain (loss) on net investment hedge derivative instruments, net of tax expense (benefit) of $945 and ($177) for the three months ended October 31, 2014 and 2013, respectively, and $975 and $15 for the nine months ended October 31, 2014 and 2013, respectively	1,418	(266)	1,464	23
Unrealized loss on interest rate swap cash flow hedge derivative instrument, net of tax benefit of ($442) and ($519) for the three months ended October 31, 2014 and 2013, respectively, and (474) and ($519) for the nine months ended October 31, 2014 and 2013, respectively	(664)	(780)	(710)	(780)
Unrealized gain on foreign currency contract cash flow hedge derivative instruments, net of tax expense of $29 for the nine months ended October 31, 2014	—	—	44	—
Reclassification of loss on interest rate swap cash flow hedge derivative instruments included in net income (loss), net of tax benefit of $60 for the three months ended October 31, 2014 and $60 for the nine months ended October 31, 2014	90	—	90	—
Reclassification of loss on foreign currency contract cash flow hedge derivative instruments included in net income (loss), net of tax benefit of $15 for the three months ended October 31, 2014 and $29 for the nine months ended October 31, 2014	23	—	43	—
Total Other Comprehensive Income (Loss)	(2,484)	572	(2,574)	34
Comprehensive Income (Loss)	(171)	6,330	(7,929)	9,156
Comprehensive Income (Loss) Attributable to Noncontrolling Interest	(484)	345	(1,002)	92
Comprehensive Income (Loss) Attributable To Titan Machinery Inc.	$313	$5,985	$(6,927)	$9,064

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
	Shares Outstanding	Amount	Additional Paid-In Capital	Retained Earnings	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Net Investment Hedges	Unrealized Gains (Losses) on Interest Rate Swap Cash Flow Hedges	Unrealized Gains (Losses) on Foreign Currency Contract Cash Flow Hedges	Total	Total Titan Machinery Inc. Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
Balance, January 31, 2013	21,092	$—	$236,521	$160,724	$(226)	$(509)	$—	$—	$(735)	$396,510	$3,409	$399,919
Common stock issued on grant of restricted stock (net of forfeitures), exercise of stock options and warrants, and tax benefits of equity awards	149	—	261	—	—	—	—	—	—	261	—	261
Other	22	—	(49)	—	—	—	—	—	—	(49)	(639)	(688)
Stock-based compensation expense	—	—	1,598	—	—	—	—	—	—	1,598	—	1,598
Comprehensive income (loss):
Net income (loss)	—	—	—	9,244	—	—	—	—	—	9,244	(122)	9,122
Other comprehensive income (loss)	—	—	—	—	577	23	(780)	—	(180)	(180)	214	34
Total comprehensive income	—	—	—	—	—	—	—	—	—	9,064	92	9,156
Balance, October 31, 2013	21,263	$—	$238,331	$169,968	$351	$(486)	$(780)	$—	$(915)	$407,384	$2,862	$410,246

Balance, January 31, 2014	21,261	$—	$238,857	$169,575	$1,541	$(339)	$(737)	$(126)	$339	$408,771	$2,571	$411,342
Common stock issued on grant of restricted stock (net of forfeitures), exercise of stock options and warrants, and tax benefits of equity awards	150	—	(50)	—	—	—	—	—	—	(50)	—	(50)
Stock-based compensation expense	—	—	1,752	—	—	—	—	—	—	1,752	—	1,752
Other	—	—	(502)	—	—	—	—	—	—	(502)	420	(82)
Comprehensive income (loss):
Net loss	—	—	—	(4,693)	—	—	—	—	—	(4,693)	(662)	(5,355)
Other comprehensive income (loss)	—	—	—	—	(3,165)	1,464	(620)	87	(2,234)	(2,234)	(340)	(2,574)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(6,927)	(1,002)	(7,929)
Balance, October 31, 2014	21,411	$—	$240,057	$164,882	$(1,624)	$1,125	$(1,357)	$(39)	$(1,895)	$403,044	$1,989	$405,033

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended October 31,
	2014	2013
Operating Activities
Net income (loss) including noncontrolling interest	$(5,355)	$9,122
Adjustments to reconcile net income including noncontrolling interest to net cash used for operating activities
Depreciation and amortization	23,915	23,148
Deferred income taxes	241	(231)
Stock-based compensation expense	1,752	1,598
Noncash interest expense	3,501	3,394
Unrealized foreign currency (gain) loss on loans to international subsidiaries	2,676	(666)
Other, net	159	(330)
Changes in assets and liabilities, net of purchase of equipment dealerships assets and assumption of liabilities
Receivables, prepaid expenses and other assets	(4,981)	1,545
Inventories	(2,448)	(287,380)
Manufacturer floorplan payable	(68,489)	151,131
Accounts payable, customer deposits, accrued expenses and other long-term liabilities	(31,734)	(6,171)
Income taxes	(1,792)	(2,515)
Net Cash Used for Operating Activities	(82,555)	(107,355)
Investing Activities
Rental fleet purchases	(502)	(783)
Property and equipment purchases (excluding rental fleet)	(12,139)	(15,792)
Net proceeds from sale of property and equipment	13,133	10,597
Purchase of equipment dealerships, net of cash purchased	(584)	(4,848)
Proceeds from net investment hedge derivative instruments	3,359	902
Settlement of net investment hedge derivative instruments	(915)	(981)
Other, net	104	(63)
Net Cash Provided by (Used for) Investing Activities	2,456	(10,968)
Financing Activities
Net change in non-manufacturer floorplan payable	83,232	95,330
Proceeds from long-term debt borrowings	49,874	61,684
Principal payments on long-term debt	(16,153)	(49,450)
Other, net	(383)	(194)
Net Cash Provided by Financing Activities	116,570	107,370
Effect of Exchange Rate Changes on Cash	(491)	(39)
Net Change in Cash	35,980	(10,992)
Cash at Beginning of Period	74,242	124,360
Cash at End of Period	$110,222	$113,368
Supplemental Disclosures of Cash Flow Information
Cash paid during the period
Income taxes, net of refunds	$5,799	$9,124
Interest	$20,998	$16,981
Supplemental Disclosures of Noncash Investing and Financing Activities
Net property and equipment financed with long-term debt, accounts payable and accrued liabilities	$4,462	$18,636
Net transfer of assets to property and equipment from inventories	$9,815	$43,815

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1—BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The quarterly operating results for Titan Machinery Inc. (the “Company”) are subject to fluctuation due to varying weather patterns, which may impact the timing and amount of equipment purchases, rentals, and after-sales parts and service purchases by the Company’s Agriculture, Construction and International customers. Therefore, operating results for the nine-month period ended October 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2015. The information contained in the balance sheet as of January 31, 2014 was derived from the audited financial statements for the Company for the year then ended. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended January 31, 2014 as filed with the SEC.

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

Diluted EPS were computed by dividing net income (loss) attributable to Titan Machinery Inc. after allocation of income (loss) to participating securities by the weighted-average shares of common stock outstanding after adjusting for potential dilution related to the conversion of all dilutive securities into common stock. All potentially dilutive securities were included in the computation of diluted EPS. There were approximately 104,000 and 99,000 stock options outstanding that were excluded from the computation of diluted EPS for the three months ended October 31, 2014 and 2013, respectively, because they were anti-dilutive. There were approximately 219,000 and 99,000 stock options outstanding that were excluded from the computation of diluted EPS for the nine months ended October 31, 2014 and 2013, respectively, because they were anti-dilutive. None of the approximately 3,474,000 shares underlying the Company’s senior convertible notes were included in the computation of diluted EPS because the Company’s average stock price was less than the conversion price of $43.17.

The following table sets forth the calculation of basic and diluted EPS:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
	(in thousands, except per share data)		(in thousands, except per share data)
Numerator
Net Income (Loss) Attributable to Titan Machinery Inc.	$2,470	$5,825	$(4,693)	$9,244
Net (Income) Loss Allocated to Participating Securities	(49)	(97)	80	(132)
Net Income (Loss) Attributable to Titan Machinery Inc. Common Stockholders	$2,421	$5,728	$(4,613)	$9,112
Denominator
Basic Weighted-Average Common Shares Outstanding	20,994	20,901	20,977	20,879
Plus: Incremental Shares From Assumed Exercise of Stock Options	108	130	—	150
Diluted Weighted-Average Common Shares Outstanding	21,102	21,031	20,977	21,029
Earnings (Loss) per Share - Basic	$0.12	$0.27	$(0.22)	$0.44
Earnings (Loss) per Share - Diluted	$0.11	$0.27	$(0.22)	$0.43

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

In August 2014, the FASB issued authoritative guidance on management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and provide related footnote disclosures, codified in ASC 205-40, Going Concern. The guidance provides a definition of the term substantial doubt, requires an evaluation every reporting period including interim periods, provides principles for considering the mitigating effect of management’s plans, requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, requires an express statement and other disclosures when substantial doubt is not alleviated, and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The Company will adopt this guidance for the year-ended January 31, 2017, and it will apply to each interim and annual period thereafter. Its adoption is not expected to have a material effect on the Company's consolidated financial statements.

NOTE 2—INVENTORIES

	October 31, 2014	January 31, 2014
	(in thousands)
New equipment	$623,604	$575,518
Used equipment	309,283	363,755
Parts and attachments	113,787	126,666
Work in process	15,449	10,039
	$1,062,123	$1,075,978

In addition to the above amounts, the Company has estimated that a portion of its parts inventory will not be sold in the next year. Accordingly, these balances have been classified as noncurrent assets.

NOTE 3—PROPERTY AND EQUIPMENT

	October 31, 2014	January 31, 2014
	(in thousands)
Rental fleet equipment	$151,199	$145,007
Machinery and equipment	24,867	23,382
Vehicles	43,879	44,200
Furniture and fixtures	39,033	35,860
Land, buildings, and leasehold improvements	58,235	60,470
	317,213	308,919
Less accumulated depreciation	(100,266)	(80,919)
	$216,947	$228,000

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

As of October 31, 2014, the Company had discretionary floorplan lines of credit for equipment inventory purchases totaling approximately $1.16 billion, which includes a $350.0 million Floorplan Payable Line with a group of banks led by Wells Fargo Bank, National Association ("Wells Fargo"), a $450.0 million credit facility with CNH Industrial Capital, a $225.0 million credit facility with Agricredit Acceptance LLC and the U.S. dollar equivalent of $135.0 million in credit facilities related to our foreign subsidiaries. Floorplan payables relating to these credit facilities totaled approximately $696.9 million of the total floorplan payable balance of $761.2 million outstanding as of October 31, 2014 and $692.8 million of the total floorplan payable balance of $750.5 million outstanding as of January 31, 2014. As of October 31, 2014, the Company had approximately $411.7 million in available borrowings remaining under these lines of credit (net of adjustments based on borrowing base calculations and standby letters of credit under the Wells Fargo credit agreement, and rental fleet financing and other acquisition-related financing arrangements under the CNH Industrial Capital credit agreement). The U.S. floorplan payables carried various interest rates primarily ranging from 2.78% to 4.98%, and the foreign floorplan payables carried various interest rates primarily ranging from 1.59% to 10.50%, as of October 31, 2014.

Effective October 31, 2014, the Company amended its credit facility with Wells Fargo. The amendment, among other things, replaced the consolidated net income financial covenant with a minimum consolidated income before income taxes covenant, calculated as the income before income taxes for the last four quarters, adjusted for certain impairment charges, realignment charges, and foreign currency remeasurement losses resulting from a devaluation of the Ukrainian hryvnia. The minimum income before income tax covenant is $10.0 million for the four quarter period ended October 31, 2014, $5.0 million for the period ended January 31, 2015, $6.0 million for each of the two periods ended April 30, 2015 and July 31, 2015, $10.0 million for each of the two periods ended October 31, 2015 and January 31, 2016, and $15.0 million for each period thereafter. The amendment also modified certain borrowing base advance rates and changed the interest rate margin from 1.5% to 2.625% to 1.5% to 2.875% per annum.

Effective October 31, 2014, the Company also amended its credit facility with CNH Industrial Capital. The amendment, amongst other things, replaced the minimum debt service ratio financial covenant with a minimum fixed charge coverage ratio financial covenant of not less than 1.25:1.00, and added or modified related definitions.

Working Capital Line of Credit

As of October 31, 2014, the Company had a $112.5 million working capital line of credit under the credit facility with Wells Fargo. The Company had $75.6 million and $47.8 million outstanding on its working capital line of credit as of October 31, 2014 and January 31, 2014, respectively. Amounts outstanding are recorded as long-term debt, within long-term liabilities on the consolidated balance sheets, as the Company does not have an obligation to repay amounts borrowed within one year.

NOTE 5—SENIOR CONVERTIBLE NOTES

The Company’s 3.75% Senior Convertible Notes issued on April 24, 2012 (“Convertible Notes”) consisted of the following:

	October 31, 2014	January 31, 2014
	(in thousands except conversion rate and conversion price)
Principal value	$150,000	$150,000
Unamortized debt discount	(18,544)	(21,107)
Carrying value of senior convertible notes	$131,456	$128,893

Carrying value of equity component, net of deferred taxes	$15,546	$15,546

Conversion rate (shares of common stock per $1,000 principal amount of notes)	23.1626
Conversion price (per share of common stock)	$43.17

The Company recognized interest expense associated with its Senior Convertible Notes as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Cash Interest Expense
Coupon interest expense	$1,406	$1,406	$4,219	$4,219
Noncash Interest Expense
Amortization of debt discount	864	806	2,563	2,392
Amortization of transaction costs	135	131	402	391
	$2,405	$2,343	$7,184	$7,002

As of October 31, 2014, the unamortized debt discount will be amortized over a remaining period of approximately 4.5 years. As of October 31, 2014 and January 31, 2014, the if-converted value of the Senior Convertible Notes does not exceed the principal balance. The effective interest rate of the liability component was equal to 7.0% for each of the statements of operations periods presented.

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

Cash Flow Hedges

On October 9, 2013, the Company entered into a forward-starting interest rate swap instrument which has a notional amount of $100.0 million dollars, became effective September 30, 2014 and matures September 30, 2018. The objective of the instrument is to, beginning on September 30, 2014, protect the Company from changes in benchmark interest rates to which the Company is exposed through certain of its variable interest rate credit facilities. The instrument provides for a fixed interest rate of 1.901% up to the maturity date.

The Company may, from time to time, hedge foreign currency exchange rate risk arising from inventory purchases denominated in Canadian dollars through the use of foreign currency forward contracts. The maximum length of time over which the Company hedges its exposure to the variability in future cash flows associated with the Canadian dollar purchasing is less than 12 months.

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

The following table sets forth the notional value of the Company's outstanding derivative instruments.

	Notional Amount as of:
	October 31, 2014	January 31, 2014
	(in thousands)
Net investment hedge:
Foreign currency contracts	$23,473	$43,742
Cash flow hedges:
Interest rate swap	100,000	100,000
Foreign currency contracts	—	4,754
Derivatives not designated as hedging instruments:
Foreign currency contracts	32,812	44,775

The following table sets forth the fair value of the Company’s outstanding derivative instruments.

	Fair Value as of:		Balance Sheet Location
	October 31, 2014	January 31, 2014
	(in thousands)
Asset Derivatives:
Derivatives designated as hedging instruments:
Net investment hedges:
Foreign currency contracts	$152	$157	Prepaid expenses and other
Derivatives not designated as hedging instruments:
Foreign currency contracts	194	279	Prepaid expenses and other
Total Asset Derivatives	$346	$436

Liability Derivatives:
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate swap	$2,262	$1,227	Accrued expenses
Foreign currency contracts	—	211	Accrued expenses
Total Liability Derivatives	$2,262	$1,438

The following table sets forth the gains and losses recognized in other comprehensive income (loss) ("OCI") and income (loss) related to the Company’s derivative instruments for the three and nine months ended October 31, 2014 and 2013, respectively. All amounts included in income (loss) in the table below from derivatives designated as hedging instruments relate to reclassifications from accumulated other comprehensive income.

	Three Months Ended October 31,				Nine Months Ended October 31,
	2014		2013		2014		2013
	OCI	Income (Loss)	OCI	Income (Loss)	OCI	Income (Loss)	OCI	Income (Loss)	Statements of Operations Classification
	(in thousands)				(in thousands)
Dervatives Designated as Hedging Instruments:
Net investment hedges:
Foreign currency contracts	$2,363	$—	$(443)	$—	$2,439	$—	$38	$—	N/A
Cash flow hedges:
Interest rate swap	(1,106)	(150)	(1,299)	—	(1,184)	(150)	(1,299)	—	Interest income and other income (expense)
Foreign currency contracts	—	(37)	—	—	73	(72)	—	—	Cost of revenue - equipment
Dervatives Not Designated as Hedging Instruments:
Foreign currency contracts	—	2,436	—	(851)	—	2,582	—	(781)	Interest income and other income (expense)
Total Derivatives	$1,257	$2,249	$(1,742)	$(851)	$1,328	$2,360	$(1,261)	$(781)

No components of the Company's net investment or cash flow hedging instruments were excluded from the assessment of hedge ineffectiveness.

As of October 31, 2014, the Company had $2.4 million and $0.1 million in pre-tax net unrealized losses associated with its interest rate swap and foreign currency contract cash flow hedging instruments recorded in accumulated other comprehensive income, respectively. The Company expects that $1.7 million and $0.1 million of pre-tax unrealized losses associated with its interest rate swap and foreign currency contracts, respectively, will be reclassified into net income over the next 12 months.

NOTE 7—FAIR VALUE OF FINANCIAL INSTRUMENTS

The assets and liabilities which are measured at fair value on a recurring basis as of October 31, 2014 and January 31, 2014 are as follows:

	October 31, 2014				January 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)				(in thousands)
Financial Assets
Foreign currency contracts	$—	$346	$—	$346	$—	$436	$—	$436
Total Financial Assets	$—	$346	$—	$346	$—	$436	$—	$436

Financial Liabilities
Interest rate swap	$—	$2,262	$—	$2,262	$—	$1,227	$—	$1,227
Foreign currency contracts	—	—	—	—	—	211	—	211
Total Financial Liabilities	$—	$2,262	$—	$2,262	$—	$1,438	$—	$1,438

The valuation for the Company's foreign currency contracts and interest rate swap derivative instruments were valued using discounted cash flow analyses, an income approach, utilizing readily observable market data as inputs.

The Company also has financial instruments that are not recorded at fair value in its consolidated financial statements. The carrying amount of cash, receivables, payables, short-term debt and other current liabilities approximates fair value because of the short maturity and/or frequent repricing of those instruments, which are Level 2 fair value inputs. Based upon current borrowing rates with similar maturities, which are Level 2 fair value inputs, the carrying value of long-term debt approximates the fair value as of October 31, 2014 and January 31, 2014, respectively. The following table provides details on the Senior Convertible Notes as of October 31, 2014 and January 31, 2014. The difference between the face value and the carrying value of these notes is the result of the allocation between the debt and equity components. Fair value of the Senior Convertible Notes was estimated based on Level 2 fair value inputs.

	October 31, 2014			January 31, 2014
	Estimated Fair Value	Carrying Value	Face Value	Estimated Fair Value	Carrying Value	Face Value
	(in thousands)			(in thousands)
Senior convertible notes	$115,254	$131,456	$150,000	$128,522	$128,893	$150,000

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

Certain financial information for each of the Company’s business segments is set forth below.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Revenue
Agriculture	$346,116	$459,005	$1,013,118	$1,186,893
Construction	110,095	109,850	325,482	290,637
International	53,348	40,255	127,249	107,855
Segment revenue	509,559	609,110	1,465,849	1,585,385
Eliminations	(16,418)	(21,149)	(56,255)	(67,570)
Total	$493,141	$587,961	$1,409,594	$1,517,815

Income (Loss) Before Income Taxes
Agriculture	$5,150	$16,677	$13,747	$34,451
Construction	77	(3,407)	(5,647)	(11,642)
International	(1,447)	(1,022)	(11,866)	(1,441)
Segment income (loss) before income taxes	3,780	12,248	(3,766)	21,368
Shared Resources	971	(2,424)	800	(4,775)
Eliminations	962	245	1,865	(965)
Income (Loss) Before Income Taxes	$5,713	$10,069	$(1,101)	$15,628

	October 31, 2014	January 31, 2014
	(in thousands)
Total Assets
Agriculture	$861,235	$943,212
Construction	424,300	308,525
International	181,643	195,534
Segment assets	1,467,178	1,447,271
Shared Resources	106,885	120,335
Eliminations	(1,291)	(2,958)
Total	$1,572,772	$1,564,648

NOTE 9—STORE CLOSINGS AND REALIGNMENT COSTS
To better align its Construction business in certain markets, in April 2014, the Company reduced its Construction-related headcount by approximately 12% primarily through the closing of seven underperforming Construction stores, staff reductions at other dealerships and reductions in support staff at its Shared Resource Center. The closed stores were located in Bozeman, Big Sky and Helena, Montana; Cheyenne, Wyoming; Clear Lake, Iowa; Flagstaff, Arizona; and Rosemount, Minnesota. The Company also closed one Agriculture store in Oskaloosa, Iowa and merged it with the nearby Agriculture store in Pella, Iowa. The Company's remaining stores in each of the respective areas assumed the majority of the distribution rights for the CNH Industrial brand previously held by the stores which have closed. The majority of the assets of the closed stores have been redeployed to other store locations. Certain inventory items which are not sold by any of our remaining stores were sold at auction. The inventory markdown attributable to such items are included in the exit cost summary below. The majority of the exit costs were recognized during the three months ended April 30, 2014; however the remaining costs, which primarily relate to asset relocation and other closing costs, were incurred during the three months ended July 31, 2014.

The following summarizes the exit costs associated with the store closings and realignment that occurred in April 2014. The amounts incurred during the six months ended July 31, 2014 reflect the total amounts expected to be incurred related to the closing of these stores.

	Amount Incurred During the Three Months Ended October 31, 2014	Amount Incurred During the Nine Months Ended October 31, 2014	Income Statement Classification
	(in thousands)
Construction Segment
Lease termination costs	$—	$1,511	Realignment Costs
Employee severance costs	—	451	Realignment Costs
Impairment of fixed assets, net of gains on asset disposition	—	(60)	Realignment Costs
Asset relocation and other closing costs	—	362	Realignment Costs
	$—	$2,264
Agriculture Segment
Lease termination costs	$—	$148	Realignment Costs
Employee severance costs	—	71	Realignment Costs
Impairment of fixed assets, net of gains on asset disposition	—	85	Realignment Costs
Asset relocation and other closing costs	—	84	Realignment Costs
Inventory cost adjustments	—	471	Equipment Cost of Sales
	$—	$859
Shared Resource Center
Employee severance costs	$—	$300	Realignment Costs
	$—	$300
Total
Lease termination costs	$—	$1,659	Realignment Costs
Employee severance costs	—	822	Realignment Costs
Impairment of fixed assets, net of gains on asset disposition	—	25	Realignment Costs
Asset relocation and other closing costs	—	446	Realignment Costs
Inventory cost adjustments	—	471	Equipment Cost of Sales
	$—	$3,423

The Company accrued for lease termination and employee severance costs in April 2014, but exit costs related to impairment, asset relocation and other closing costs and inventory cost adjustments were not accrued but recognized as incurred. A reconciliation of the beginning and ending exit cost liability balance, which is included in accrued expenses in the consolidated balance sheets, follows:

Amount
(in thousands)
Balance, January 31, 2014	$548
Exit costs incurred and charged to expense
Lease termination costs	1,659
Employee severance costs	822
Exit costs paid
Lease termination costs	(514)
Employee severance costs	(722)
Adjustments
Lease termination costs	(106)
Balance, October 31, 2014	$1,687

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
	(dollars in thousands)		(dollars in thousands)
Income (Loss) Before Income Taxes	$5,713	$10,069	$(1,101)	$15,628
Provision for Income Taxes	(3,400)	(4,311)	(4,254)	(6,506)
Effective Income Tax Rate	59.5%	42.8%	386.4%	41.6%

A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
U.S. statutory rate	35.0%	35.0%	(35.0)%	35.0%
Foreign statutory rates	3.7%	0.6%	(3.7)%	0.6%
State taxes on income net of federal tax benefit	4.9%	4.9%	(4.9)%	4.9%
Tax effect of not recording a benefit on losses in jurisdictions with a valuation allowance	7.4%	0.1%	399.0%	0.1%
All other, net	8.5%	2.2%	31.0%	1.0%
	59.5%	42.8%	386.4%	41.6%

NOTE 11—BUSINESS COMBINATIONS
The Company continued to implement its strategy of consolidating dealerships in desired market areas. Below is a summary of the acquisition completed during the nine months ended October 31, 2014. Pro forma results are not presented as the acquisitions are not considered material, individually or in aggregate, to the Company. The results of operations have been included in the Company’s consolidated statements of operations since the date of the business combination.

On August 29, 2014, the Company acquired certain assets of Midland Equipment, Inc. The acquired entity consisted of one agriculture equipment store in Wayne, Nebraska, which expands the Company's agricultural presence in Nebraska. The allocation of the purchase price is presented in the following table.

(in thousands)
Receivables	$147
Inventories	525
Property and equipment	156
Total assets	$828

Cash consideration	$584
Non-cash consideration: liabilities incurred	244
Total consideration	$828

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

Realignment Costs

To better align its Construction business in certain markets, in April 2014, the Company reduced its Construction-related headcount by approximately 12% primarily through the closing of seven underperforming Construction stores, staff reductions at other dealerships and reductions in support staff at its Shared Resource Center. The closed stores were located in Bozeman, Big Sky and Helena, Montana; Cheyenne, Wyoming; Clear Lake, Iowa; Flagstaff, Arizona; and Rosemount, Minnesota. The Company also closed one Agriculture store in Oskaloosa, Iowa and merged it with the nearby Agriculture store in Pella, Iowa. The Company's remaining stores in each of the respective areas assumed the majority of the distribution rights for the CNH Industrial brand previously held by the stores which have closed. We recognized $3.4 million in exit costs during the nine months ended October 31, 2014. See also the Non-GAAP Financial Measures section below for impact of these costs on non-GAAP Diluted EPS.

Foreign Currency Remeasurement Losses

In February of 2014, the National Bank of Ukraine terminated the currency peg of the Ukrainian hryvnia ("UAH") to the USD; subsequent to the decoupling and as a result of the economic and political conditions present in the country, the UAH experienced significant devaluation from the date the currency peg was terminated through the end of the Company’s third fiscal quarter. We recognized $0.5 million and $4.9 million in foreign currency remeasurement losses resulting from a devaluation of the UAH during the three and nine months ended October 31, 2014, respectively. These losses are included in interest income and other income (expense) in our consolidated statements of operations. See also the Non-GAAP Financial Measures section below for impact of these costs on non-GAAP Diluted EPS.

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

Our net income attributable to Titan Machinery Inc. common stockholders was $2.4 million, or $0.11 per diluted share, for the three months ended October 31, 2014, compared to $5.7 million, or $0.27 per diluted share, for the three months ended October 31, 2013. Our non-GAAP Diluted EPS was $0.14 and $0.27 for the three months ended October 31, 2014 and 2013, respectively. See the Non-GAAP Financial Measures section below for a reconciliation between the GAAP and non-GAAP measures. Significant factors impacting the quarterly comparisons were:

•
Revenue decreased 16.1% for the third quarter of fiscal 2015, as compared to the third quarter last year, primarily due to a decrease in Agriculture same-store sales, and partially offset by an increase in Construction same-store sales;

•
Total gross profit margin increased to 17.2% for the third quarter of fiscal 2015, as compared to 15.9% for the third quarter of fiscal 2014, primarily caused by a change in gross profit mix to our higher-margin parts, service and rental and other businesses;

•
Floorplan interest expense increased in the third quarter of fiscal 2015, as compared to the same period last year, due to the increase in floorplan payable and the related equipment inventory balances in our International segment, and higher interest rates in Ukraine associated with the political and economic instability that is present in the current fiscal year; and

•
Interest income and other income (expense) decreased primarily due to foreign currency remeasurement losses in Ukraine, resulting from continued devaluation of the Ukrainian hryvnia in the third quarter of fiscal 2015.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
	(dollars in thousands)		(dollars in thousands)
Equipment
Revenue	$343,482	$441,752	$1,008,614	$1,134,885
Cost of revenue	317,702	406,867	926,863	1,039,773
Gross profit	$25,780	$34,885	$81,751	$95,112
Gross profit margin	7.5%	7.9%	8.1%	8.4%
Parts
Revenue	$80,692	$80,903	$219,597	$214,373
Cost of revenue	56,402	55,419	154,146	148,152
Gross profit	$24,290	$25,484	$65,451	$66,221
Gross profit margin	30.1%	31.5%	29.8%	30.9%
Service
Revenue	$42,410	$40,646	$117,941	$112,516
Cost of revenue	15,037	14,453	42,969	40,199
Gross profit	$27,373	$26,193	$74,972	$72,317
Gross profit margin	64.5%	64.4%	63.6%	64.3%
Rental and other
Revenue	$26,557	$24,660	$63,442	$56,041
Cost of revenue	19,309	17,616	45,333	38,595
Gross profit	$7,248	$7,044	$18,109	$17,446
Gross profit margin	27.3%	28.6%	28.5%	31.1%

The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Revenue
Equipment	69.6%	75.1%	71.5%	74.8%
Parts	16.4%	13.8%	15.6%	14.1%
Service	8.6%	6.9%	8.4%	7.4%
Rental and other	5.4%	4.2%	4.5%	3.7%
Total Revenue	100.0%	100.0%	100.0%	100.0%
Total Cost of Revenue	82.8%	84.1%	83.0%	83.5%
Gross Profit	17.2%	15.9%	17.0%	16.5%
Operating Expenses	14.1%	12.7%	14.7%	14.1%
Realignment Costs	—%	—%	0.2%	—%
Income from Operations	3.1%	3.2%	2.1%	2.4%
Other Income (Expense)	(1.9)%	(1.5)%	(2.2)%	(1.4)%
Income (Loss) Before Income Taxes	1.2%	1.7%	(0.1)%	1.0%
Provision for Income Taxes	(0.7)%	(0.7)%	(0.3)%	(0.4)%
Net Income (Loss) Including Noncontrolling Interest	0.5%	1.0%	(0.4)%	0.6%
Less: Net Income (Loss) Attributable to Noncontrolling Interest	—%	—%	(0.1)%	—%
Net Income (Loss) Attributable to Titan Machinery Inc.	0.5%	1.0%	(0.3)%	0.6%

Three Months Ended October 31, 2014 Compared to Three Months Ended October 31, 2013

Consolidated Results

Revenue

	Three Months Ended October 31,		Increase/	Percent
	2014	2013	(Decrease)	Change
	(dollars in thousands)
Equipment	$343,482	$441,752	$(98,270)	(22.2)%
Parts	80,692	80,903	(211)	(0.3)%
Service	42,410	40,646	1,764	4.3%
Rental and other	26,557	24,660	1,897	7.7%
Total Revenue	$493,141	$587,961	$(94,820)	(16.1)%

The decrease in revenue for the third quarter of fiscal 2015 was primarily due to a decrease in same-store sales of 14.1% over the comparable prior year period, mainly driven by a decrease in Agriculture same-store sales of 23.8% and partially offset by an increase in Construction segment same-store sales of 10.7%. Agriculture same-store sales decreased primarily due to a decrease in equipment revenue and were negatively impacted by challenging industry conditions such as decreases in agricultural commodity prices and projected net farm income, which have a negative effect on customer sentiment. Changes in actual or anticipated net farm income, or in any of the significant components of net farm income, generally have a direct correlation with agricultural equipment purchases by farmers. In February and August 2014, the U.S. Department of Agriculture published its projections of a decrease in net farm income from calendar year 2013 to 2014. The commodity price of corn and soybeans, which are the predominant crops in our Agriculture store footprint, decreased significantly from the price during the third quarter of fiscal 2014, mainly as a result of a projected increase in U.S. corn and soybean supply compared to the prior year. The increase in Construction segment revenue, which included increases in all lines of the Construction segment's business, resulted from improved industry conditions and the positive impact of operational initiatives.

Gross Profit

	Three Months Ended October 31,		Increase/	Percent
	2014	2013	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$25,780	$34,885	$(9,105)	(26.1)%
Parts	24,290	25,484	(1,194)	(4.7)%
Service	27,373	26,193	1,180	4.5%
Rental and other	7,248	7,044	204	2.9%
Total Gross Profit	$84,691	$93,606	$(8,915)	(9.5)%
Gross Profit Margin
Equipment	7.5%	7.9%	(0.4)%	(5.1)%
Parts	30.1%	31.5%	(1.4)%	(4.4)%
Service	64.5%	64.4%	0.1%	0.2%
Rental and other	27.3%	28.6%	(1.3)%	(4.5)%
Total Gross Profit Margin	17.2%	15.9%	1.3%	8.2%
Gross Profit Mix
Equipment	30.4%	37.3%	(6.9)%	(18.5)%
Parts	28.7%	27.2%	1.5%	5.5%
Service	32.3%	28.0%	4.3%	15.4%
Rental and other	8.6%	7.5%	1.1%	14.7%
Total Gross Profit Mix	100.0%	100.0%	—%	—%

The $8.9 million decrease in gross profit for the third quarter of fiscal 2015, as compared to the same period last year, was primarily due to a decrease in revenue. The increase in total gross profit margin from 15.9% for the third quarter of fiscal 2014 to 17.2% for the third quarter of fiscal 2015 was mainly due to a change in gross profit mix to our higher-margin parts, service and rental and other businesses, and partially offset by decreases in gross profit margin on certain of our components of revenue. The change in gross profit mix primarily resulted from decreased equipment revenue causing a change in sales mix.
Operating Expenses

	Three Months Ended October 31,		Increase/	Percent
	2014	2013	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$69,459	$75,005	$(5,546)	(7.4)%
Operating Expenses as a Percentage of Revenue	14.1%	12.7%	1.4%	11.0%

The $5.5 million decrease in operating expenses, as compared to the same period last year, was primarily due to decreased commissions expense resulting from the decrease in equipment gross profit, and cost savings associated with the closing of eight stores in the first quarter of fiscal 2015. These decreases in operating expenses were partially offset by additional costs associated with expanding our International distribution network. The increase in operating expenses as a percentage of total revenue was primarily due to the decrease in total revenue in the third quarter of fiscal 2015, as compared to the third quarter of fiscal 2014, which negatively affected our ability to leverage our fixed operating costs.

Other Income (Expense)

	Three Months Ended October 31,		Increase/	Percent
	2014	2013	(Decrease)	Change
	(dollars in thousands)
Interest income and other income (expense)	$(489)	$(260)	$(229)	(88.1)%
Floorplan interest expense	(5,444)	(4,779)	665	13.9%
Other interest expense	(3,586)	(3,493)	93	2.7%

The decrease in interest income and other income (expense) was primarily due to foreign currency remeasurement losses in Ukraine, resulting from a devaluation of the Ukrainian hryvnia in the third quarter of fiscal 2015. See the Non-GAAP Financial Measures section below for impact of these costs on non-GAAP Diluted EPS. The increase in floorplan interest expense of $0.7 million for the third quarter of fiscal 2015 was primarily due to the increase in floorplan payable and the related equipment inventory balances in our International segment, and higher interest rates in Ukraine associated with the political and economic instability that is present in the current fiscal year.

Provision for Income Taxes

	Three Months Ended October 31,			Percent
	2014	2013	Decrease	Change
	(dollars in thousands)
Provision for Income Taxes	$3,400	$4,311	$(911)	(21.1)%

Our effective tax rate increased to 59.5% for the third quarter of fiscal 2015 compared to 42.8% for the same period last year, primarily due to losses in our international subsidiaries, where we record a valuation allowance against our net operating losses, and the impact of permanent differences and discrete items. The impact of these international subsidiaries' losses on our effective tax rate for the third quarter of fiscal 2015 amounted to 7.4%, and the impact of the permanent differences and discrete items amounted to 8.5%. These items have a larger impact on our effective tax rate in the current year due to our lower income before income taxes than the prior year. See Note 10 of the notes to our consolidated financial statements for additional information regarding our effective tax rate.

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

	Three Months Ended October 31,		Increase/	Percent
	2014	2013	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$346,116	$459,005	$(112,889)	(24.6)%
Construction	110,095	109,850	245	0.2%
International	53,348	40,255	13,093	32.5%
Segment revenue	509,559	609,110	(99,551)	(16.3)%
Eliminations	(16,418)	(21,149)	4,731	22.4%
Total	$493,141	$587,961	$(94,820)	(16.1)%

Income (Loss) Before Income Taxes
Agriculture	$5,150	$16,677	$(11,527)	(69.1)%
Construction	77	(3,407)	3,484	102.3%
International	(1,447)	(1,022)	(425)	(41.6)%
Segment income (loss) before income taxes	3,780	12,248	(8,468)	(69.1)%
Shared Resources	971	(2,424)	3,395	140.1%
Eliminations	962	245	717	292.7%
Income (Loss) Before Income Taxes	$5,713	$10,069	$(4,356)	(43.3)%

Agriculture

Agriculture segment revenue for the third quarter of fiscal 2015 decreased 24.6% compared to the same period last year. The revenue decrease was due to an Agriculture same-store sales decrease of 23.8% over the third quarter of fiscal 2014, which was primarily due to a decrease in equipment revenue, and were negatively impacted by challenging industry conditions, such as decreases in agricultural commodity prices and projected net farm income, which negatively affected customer sentiment in the third quarter of fiscal 2015 as compared to the same period in the prior year. Parts and service same-store sales for the third quarter of fiscal 2015 remained consistent with the third quarter of fiscal 2014. Changes in actual or anticipated net farm income, or in any of the significant components of net farm income, generally have a direct correlation with agricultural equipment purchases by farmers. In February and August 2014, the U.S. Department of Agriculture published its projections of a decrease in net farm income from calendar year 2013 to 2014. The commodity price of corn and soybeans, which are the predominant crops in our Agriculture store footprint, decreased significantly from the price during the third quarter of fiscal 2014, mainly as a result of a projected increase in U.S. corn and soybean supply compared to the prior year.

Agriculture segment income before income taxes for the third quarter of fiscal 2015 decreased 69.1% compared to the same period last year, primarily due to the aforementioned decrease in equipment revenue.

Construction

Construction segment revenue for the third quarter of fiscal 2015 increased 0.2% compared to the same period last year. The revenue increase was due to a same-store sales increase of 10.7% over the third quarter of fiscal 2014, which was offset by the impact of our store closings. The increase in Construction segment revenue, which included increases in all lines of business, resulted from improved industry conditions and the positive impact of operational initiatives.

Our Construction segment income before income taxes was $0.1 million for the third quarter of fiscal 2015 compared to segment loss before income taxes of $3.4 million for the third quarter of fiscal 2014. This improvement was primarily due to improved gross profit margin on equipment, a decrease in operating expenses, and partially offset by an increase in floorplan interest expense. The increase in gross profit margin on equipment was primarily due to the aforementioned improved industry conditions. The decrease in operating expense mainly reflects cost savings associated with the closing of seven stores in the first quarter of fiscal 2015. The increase in floorplan interest expense reflects higher equipment inventory balances during the third quarter of fiscal 2015, as compared to the third quarter of fiscal 2014. The dollar utilization of our rental fleet decreased, from 36.9% in the third quarter of fiscal 2014 to 33.6% in the third quarter of fiscal 2015, primarily due to lower rental revenue earned on our rental fleet than the third quarter of last year.

International

International segment revenue for the third quarter of fiscal 2015 increased $13.1 million compared to the same period last year, primarily due to new store openings, and a same-store sales increase of 33.9%.

Our International segment loss before income taxes was $1.4 million for the third quarter of fiscal 2015 compared to $1.0 million for the same period last year. This decrease was primarily due to increases in operating expenses and floorplan interest expense, and a decrease in interest income and other income (expense), as compared to the same period of the prior year. Operating expenses increased due to expanding our distribution network in Eastern Europe, including opening a new store in Ukraine and establishing a European operations center to support our European stores. We believe the political and economic instability in Ukraine has had a negative impact on our revenue, which reduces our ability to leverage these fixed operating costs. The increase in floorplan interest expense for the third quarter of fiscal 2015, as compared to the same period in the prior year, was primarily due to the increase in floorplan payable and the related equipment inventory balances in our International segment, and higher interest rates in Ukraine associated with the political and economic instability that is present in the current fiscal year. The decrease in interest income and other income (expense) was primarily due to foreign currency remeasurement losses in Ukraine, resulting from a further devaluation of the Ukrainian hryvnia in the third quarter of fiscal 2015.

Shared Resources/Eliminations

We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate these net expenses to our segments. Since these allocations are set early in the year, unallocated balances may occur.

Eliminations remove any inter-company revenue or income (loss) before income taxes residing in our segment results.

Nine Months Ended October 31, 2014 Compared to Nine Months Ended October 31, 2013

Consolidated Results

Revenue

	Nine Months Ended October 31,		Increase/	Percent
	2014	2013	(Decrease)	Change
	(dollars in thousands)
Equipment	$1,008,614	$1,134,885	$(126,271)	(11.1)%
Parts	219,597	214,373	5,224	2.4%
Service	117,941	112,516	5,425	4.8%
Rental and other	63,442	56,041	7,401	13.2%
Total Revenue	$1,409,594	$1,517,815	$(108,221)	(7.1)%

The decrease in revenue for the first nine months of fiscal 2015 was primarily due to a decrease in same-store sales of 6.6% over the comparable prior year period, mainly driven by a decrease in Agriculture same-store sales of 14.3% and partially offset by an increase in Construction segment same-store sales of 20.3%. Agriculture same-store sales decreased primarily due to a decrease in equipment revenue and were negatively impacted by challenging industry conditions such as decreases in agricultural commodity prices and projected net farm income, which have a negative effect on customer sentiment. Changes in actual or anticipated net farm income, or in any of the significant components of net farm income, generally have a direct correlation with agricultural equipment purchases by farmers. In February and August 2014, the U.S. Department of Agriculture published its projections of a decrease in net farm income from calendar year 2013 to 2014. The commodity prices of corn and soybeans, which are the predominant crops in our Agriculture store footprint, were significantly lower during the first nine months of fiscal 2015 than the prices during the first nine months of fiscal 2014, mainly as a result of a projected increase in U.S. corn and soybean supply compared to the prior year. The increase in Construction segment revenue, which included increases in all lines of the Construction segment's business, resulted from improved industry conditions and the positive impact of operational initiatives.
Gross Profit

	Nine Months Ended October 31,		Increase/	Percent
	2014	2013	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$81,751	$95,112	$(13,361)	(14.0)%
Parts	65,451	66,221	(770)	(1.2)%
Service	74,972	72,317	2,655	3.7%
Rental and other	18,109	17,446	663	3.8%
Total Gross Profit	$240,283	$251,096	$(10,813)	(4.3)%
Gross Profit Margin
Equipment	8.1%	8.4%	(0.3)%	(3.6)%
Parts	29.8%	30.9%	(1.1)%	(3.6)%
Service	63.6%	64.3%	(0.7)%	(1.1)%
Rental and other	28.5%	31.1%	(2.6)%	(8.4)%
Total Gross Profit Margin	17.0%	16.5%	0.5%	3.0%
Gross Profit Mix
Equipment	34.0%	37.9%	(3.9)%	(10.3)%
Parts	27.3%	26.4%	0.9%	3.4%
Service	31.2%	28.8%	2.4%	8.3%
Rental and other	7.5%	6.9%	0.6%	8.7%
Total Gross Profit Mix	100.0%	100.0%	—%	—%

The $10.8 million decrease in gross profit for the first nine months of fiscal 2015, as compared to the same period last year, was primarily due to lower equipment revenue and equipment gross profit margin. Total gross profit margin of 17.0% for the first nine months of fiscal 2015 increased from the first nine months of fiscal 2014, mainly due to a change in gross profit mix to our higher-margin parts, service and rental and other businesses, and partially offset by the decreases in gross profit margin on each of our components of revenue. The change in gross profit mix primarily resulted from decreased equipment revenue causing a change in sales mix. The decrease in rental and other gross profit margin resulted from a decrease in the dollar utilization of our rental fleet, from 30.8% in the first nine months of fiscal 2014 to 28.7% in the first nine months of fiscal 2015, primarily due to a higher average size rental fleet for the first nine months of the current year.

Operating Expenses

	Nine Months Ended October 31,		Increase/	Percent
	2014	2013	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$208,406	$214,083	$(5,677)	(2.7)%
Operating Expenses as a Percentage of Revenue	14.7%	14.1%	0.6%	4.3%

The $5.7 million decrease in operating expenses, as compared to the same period last year, was primarily due to decreased commissions expense resulting from the decrease in equipment gross profit, and cost savings associated with the closing of eight stores in the first quarter of fiscal 2015. These decreases in operating expenses were partially offset by higher occupancy costs associated with store building improvements and additional costs associated with expanding our International distribution network. The increase in operating expenses as a percentage of total revenue was primarily due to the decrease in total revenue in the first nine months of fiscal 2015, as compared to the first nine months of fiscal 2014, which negatively affected our ability to leverage our fixed operating costs.
Realignment Costs

	Nine Months Ended October 31,			Percent
	2014	2013	Increase	Change
	(dollars in thousands)
Realignment Costs	$2,952	$—	$2,952	100.0%

The realignment costs recognized in the first nine months of fiscal 2015 relate to the the closing of seven underperforming Construction stores, staff reductions at other dealerships and reductions in support staff at the Company's Shared Resource Center that took place in April 2014. The closed stores were located in Bozeman, Big Sky and Helena, Montana; Cheyenne, Wyoming; Clear Lake, Iowa; Flagstaff, Arizona; and Rosemount, Minnesota. The Company also closed its Agriculture store in Oskaloosa, Iowa and merged it with the nearby Agriculture store in Pella, Iowa. See the Non-GAAP Financial Measures section below for impact of these costs on non-GAAP Diluted EPS.

Other Income (Expense)

	Nine Months Ended October 31,		Increase/	Percent
	2014	2013	(Decrease)	Change
	(dollars in thousands)
Interest income and other income (expense)	$(4,095)	$674	$(4,769)	(707.6)%
Floorplan interest expense	(15,345)	(11,944)	3,401	28.5%
Other interest expense	(10,586)	(10,115)	471	4.7%

The decrease in interest income and other income (expense) was primarily due to foreign currency remeasurement losses in Ukraine, resulting from a devaluation of the Ukrainian hryvnia in the first nine months of fiscal 2015. See the Non-GAAP Financial Measures section below for impact of these costs on non-GAAP Diluted EPS. The increase in floorplan interest expense of $3.4 million for the first nine months of fiscal 2015 was primarily due to the increase in floorplan payable and the related equipment inventory balances in our International segment, and higher interest rates in Ukraine associated with the political and economic instability that is present in the current fiscal year.

Provision for Income Taxes

	Nine Months Ended October 31,			Percent
	2014	2013	Decrease	Change
	(dollars in thousands)
Provision for Income Taxes	$4,254	$6,506	$(2,252)	(34.6)%

Our effective tax rate was 386.4% for the first nine months of fiscal 2015, compared to 41.6% for the same period last year. The impact on our effective tax rate for the first nine months of fiscal 2015 of not recording an income tax benefit on losses in jurisdictions with a valuation allowance was 399.0%, as shown in Note 10 of the notes to our consolidated financial statements.

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

	Nine Months Ended October 31,		Increase/	Percent
	2014	2013	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$1,013,118	$1,186,893	$(173,775)	(14.6)%
Construction	325,482	290,637	34,845	12.0%
International	127,249	107,855	19,394	18.0%
Segment revenue	1,465,849	1,585,385	(119,536)	(7.5)%
Eliminations	(56,255)	(67,570)	11,315	16.7%
Total	$1,409,594	$1,517,815	$(108,221)	(7.1)%

Income (Loss) Before Income Taxes
Agriculture	$13,747	$34,451	$(20,704)	(60.1)%
Construction	(5,647)	(11,642)	5,995	51.5%
International	(11,866)	(1,441)	(10,425)	(723.5)%
Segment income (loss) before income taxes	(3,766)	21,368	(25,134)	(117.6)%
Shared Resources	800	(4,775)	5,575	116.8%
Eliminations	1,865	(965)	2,830	293.3%
Income (Loss) Before Income Taxes	$(1,101)	$15,628	$(16,729)	(107.0)%
Agriculture

Agriculture segment revenue for the first nine months of fiscal 2015 decreased 14.6% compared to the same period last year. The revenue decrease was due to an Agriculture same-store sales decrease of 14.3% compared to the same period last year, which was primarily due to a decrease in equipment revenue. Equipment revenue was negatively impacted by challenging industry conditions, such as decreases in agricultural commodity prices and projected net farm income, which negatively affected customer sentiment in the first nine months of fiscal 2015 as compared to the same period in the prior year. Changes in actual or anticipated net farm income, or in any of the significant components of net farm income, generally have a direct correlation with agricultural equipment purchases by farmers. In February and August 2014, the U.S. Department of Agriculture published its projections of a decrease in net farm income from calendar year 2013 to 2014. The commodity prices of corn and soybeans, which are the predominant crops in our Agriculture store footprint, were significantly lower during the first nine months of fiscal 2015 than the price during the first nine months of fiscal 2014, mainly as a result of a projected increase in U.S. corn and soybean supply compared to the prior year.

Agriculture segment income before income taxes for the first nine months of fiscal 2015 decreased 60.1% compared to the same period last year, primarily due to the aforementioned decrease in equipment revenue, a decrease in equipment gross profit margin and partially offset by a decrease in operating expenses. The compression in equipment gross profit margin was primarily caused by the previously discussed Agriculture industry challenges as well as an oversupply of used equipment in the Agriculture industry. The decrease in operating expenses was primarily due to lower commissions expense resulting from the decrease in equipment gross profit.

Construction

Construction segment revenue for the first nine months of fiscal 2015 increased 12.0% compared to the same period last year. The revenue increase was due to a same-store sales increase of 20.3% over the first nine months of fiscal 2014. The increase in Construction segment revenue, which included increases in all lines of business, resulted from improved industry conditions and the positive impact of operational initiatives.

Our Construction segment loss before income taxes was $5.6 million for the first nine months of fiscal 2015 compared to segment loss before income taxes of $11.6 million for the first nine months of fiscal 2014. This improvement was primarily due to the increase in revenue, decrease in operating expenses, and partially offset by realignment costs. Realignment costs totaling $2.3 million were recognized during the first quarter of fiscal 2015 related to the headcount reductions and closing of seven Construction stores, which was discussed above. The decrease in operating expenses resulted from the cost savings associated with closing these stores. The dollar utilization of our rental fleet decreased, from 30.8% in the first nine months of fiscal 2014 to 28.7% in the first nine months of fiscal 2015, primarily due to a higher average size rental fleet for the first nine months of the current year.

International

International segment revenue for the first nine months of fiscal 2015 increased $19.4 million compared to the same period last year, primarily due to new store openings, and a same-store sales increase of 22.3%.

Our International segment loss before income taxes was $11.9 million for the first nine months of fiscal 2015 compared to segment loss before income taxes of $1.4 million for the same period last year. This increased loss was primarily due to increases in operating expenses and floorplan interest expense, and a decrease in interest income and other income (expense), as compared to the same period of the prior year. Operating expenses increased due to expanding our distribution network in Eastern Europe, including opening a new store in Ukraine and establishing a European operations center to support our European stores. We believe the political and economic instability in Ukraine has had a negative impact on our revenue, which reduces our ability to leverage these fixed operating costs. The increase in floorplan interest expense for the first nine months of fiscal 2015, as compared to the same period in the prior year, was primarily due to the increase in floorplan payable and the related equipment inventory balances in our International segment, and higher interest rates in Ukraine associated with the political and economic instability that is present in the current fiscal year. The decrease in interest income and other income (expense) was primarily due to foreign currency remeasurement losses in Ukraine, resulting from a devaluation of the Ukrainian hryvnia in the first nine months of fiscal 2015.

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

The following table reconciles Diluted EPS, a GAAP measure, to non-GAAP Diluted EPS:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
	(dollars in thousands, except per share data)
Net Income (Loss) Attributable to Titan Machinery Inc. Common Stockholders
Net Income (Loss) Attributable to Titan Machinery Inc. Common Stockholders	$2,421	$5,728	$(4,613)	$9,112
Non-GAAP Adjustments
Store Closing Costs (1)	—	—	2,035	—
Ukraine Remeasurement (2)	508	—	4,840	—
Adjusted Net Income Attributable to Titan Machinery Inc. Common Stockholders	$2,929	$5,728	$2,262	$9,112

Diluted EPS
Diluted EPS	$0.11	$0.27	$(0.22)	$0.43
Non-GAAP Adjustments
Impact of Store Closing Costs (1)	—	—	0.10	—
Impact of Ukraine Remeasurement (2)	0.03	—	0.23	—
Adjusted Diluted EPS	$0.14	$0.27	$0.11	$0.43

(1) See Note 9 of the notes to our consolidated financial statements for details of this matter.
(2) See the Foreign Currency Remeasurement Losses section of Management's Discussion and Analysis of Financial Condition and Results of Operations for details of this matter.

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

Adequacy of Capital Resources

Our primary uses of cash have been to fund our strategic acquisitions, finance the purchase of inventory, meet debt service requirements and fund operating activities, provide working capital, make payments due under building space operating leases and manufacturer floorplan payables. Based on our current operational performance, we believe our cash flow from operations, available cash and available borrowings under our existing credit facilities will adequately provide our liquidity needs for, at a minimum, the next 12 months. Our main financing arrangements, in which we had discretionary floorplan lines of credit totaling approximately $1.16 billion as of October 31, 2014, are described in Note 4 of the notes to our consolidated financial statements. As of October 31, 2014, we are in compliance with the financial covenants under these agreements. If anticipated operating results create the likelihood of a future covenant violation, we would work with our lenders on an appropriate modification or amendment to our financing arrangements.

Cash Flow

Cash Flow Used For Operating Activities

Net cash used for operating activities was $82.6 million for the nine months ended October 31, 2014, compared to $107.4 million for the nine months ended October 31, 2013. Net cash used for operating activities for the nine months ended

October 31, 2014 was primarily attributable to decreases in our manufacturer floorplan payable and accounts payable, customer deposits, accrued expenses and other long-term liabilities. The decrease in manufacturer floorplan payable was due to an increase in the use of non-manufacturer floorplan payables for financing of our equipment inventories. Net cash used for operating activities for the nine months ended October 31, 2013 was primarily attributable to an increase in our inventories, partially offset by an increase in manufacturer flooplan payable financing of such inventories. The decrease in net cash used for operating activities for the nine months ended October 31, 2014, compared to the same period in the prior year, was primarily due to a decrease in equipment inventory purchases, net of manufacturer floorplan payable financing of such inventories, as compared to the same period last year. We evaluate our cash flow from operating activities net of all floorplan activity. Taking this adjustment into account, our non-GAAP cash flow provided by operating activities was $0.7 million and cash flow used for operating activities was $12.0 million for the nine months ended October 31, 2014 and 2013, respectively. For reconciliation of this non-GAAP financial measure, please see the Non-GAAP Cash Flow Reconciliation below.

Cash Flow Provided By Or Used For Investing Activities

Net cash provided by investing activities was $2.5 million for the nine months ended October 31, 2014, compared to net cash used for investing activities of $11.0 million for the nine months ended October 31, 2013. For the nine months ended October 31, 2014, net cash provided by investing activities was primarily comprised of proceeds from the sale property and equipment, and partially offset by property and equipment purchases. For the nine months ended October 31, 2013, net cash used for investing activities was primarily comprised of property and equipment purchases and business combinations consisting of two stores.

Cash Flow Provided By Financing Activities

Net cash provided by financing activities was $116.6 million for the nine months ended October 31, 2014 and $107.4 million for the nine months ended October 31, 2013. For the nine months ended October 31, 2014, net cash provided by financing activities primarily consisted of an increase in non-manufacturer floorplan payables, which increased as a result of reductions in manufacturer floorplan payable balances, and proceeds from long-term debt. For the nine months ended October 31, 2013, net cash provided by financing activities primarily consisted of proceeds from long-term debt for rental fleet financing, and an increase in non-manufacturer floorplan payables, which increased as a result of higher equipment inventory balances.

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

We believe that the presentation of non-GAAP cash flow used for operating activities is relevant and useful to our investors because it provides information on activities we consider normal operations of our business, regardless of financing source. The following table reconciles net cash provided by (used for) operating activities, a GAAP measure, to non-GAAP cash flow provided by (used for) operating activities, and net cash provided by (used for) financing activities, a GAAP measure, to non-GAAP cash flow provided by (used for) financing activities.

	As Reported	Adjustment	Non-GAAP Measures
	(in thousands)
Nine Months Ended October 31, 2014
Net cash provided by (used for) operating activities	$(82,555)	$83,232	$677
Net cash provided by (used for) financing activities	116,570	(83,232)	33,338

Nine Months Ended October 31, 2013
Net cash provided by (used for) operating activities	$(107,355)	$95,330	$(12,025)
Net cash provided by (used for) financing activities	107,370	(95,330)	12,040

Non-GAAP cash flow provided by (used for) operating activities and non-GAAP net cash provided by (used for) financing activities should be evaluated in addition to, and not considered a substitute for, or superior to, the GAAP measures of net cash provided by (used for) operating and financing activities.

Certain Information Concerning Off-Balance Sheet Arrangements
As of October 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. In the normal course of our business activities, we lease real estate, vehicles and equipment under operating leases.
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

Interest Rate Risk: Exposure to changes in interest rates results from borrowing activities used to fund operations. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. We have both fixed and floating rate financing. Some of our floating rate credit facilities contain minimum rates of interest to be charged. Based upon balances and interest rates as of October 31, 2014, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $4.7 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $4.7 million. At October 31, 2014, we had variable rate floorplan payable of $761.2 million, of which approximately $384.5 million was interest-bearing, variable notes payable and long-term debt of $83.3 million, and fixed rate notes payable and long-term debt of $54.9 million.

Foreign Currency Exchange Rate Risk:  Foreign currency exposures arise as the result of our foreign operations. The Company is exposed to foreign currency exchange rate risk, as our net investment in our foreign operations is exposed to changes in foreign currency exchange rates. In addition, the Company is exposed to the translation of foreign currency earnings to the U.S. dollar, whereby the results of our operations and cash flows may be adversely impacted by fluctuating foreign currency exchange rates. The Company is also exposed to foreign currency transaction risk from purchasing inventory in currencies other than the U.S. dollar and as the result of certain intercompany financing transactions. The Company attempts to manage its foreign currency exchange rate risk through the use of derivative financial instruments, primarily foreign exchange forward contracts. Based upon balances and exchange rates as of October 31, 2014, holding other variables constant, we believe that a hypothetical 10% increase or decrease in foreign exchange rates would not have a material impact on our results of operations or cash flows.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not have any unregistered sales of equity securities during the fiscal quarter ended October 31, 2014.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                OTHER INFORMATION

Effective October 31, 2014, the Company entered into Amendment No. 5 to its Amended and Restated Credit Agreement dated March 30, 2012, by and among the Company, Wells Fargo Bank, National Association, and the other lenders party thereto. This credit facility provides to the Company floorplan financing for equipment inventory purchases. The amendment modified the borrowing base advance rates, revised the interest rate pricing, replaced the consolidated net income covenant with a minimum consolidated income before income taxes covenant, as adjusted for certain impairment charges, realignment charges, and foreign currency remeasurement losses, and changed the covenant respecting investment in and guaranties of bank indebtedness of foreign subsidiaries. The foregoing summary of the amendment is qualified by reference to the full text of the amendment, a copy of which is attached to this quarterly report as Exhibit 10.1.

Effective October 31, 2014, the Company entered into an Amendment to the Amended and Restated Wholesale Floor Plan Credit Facility and Security Agreement dated November 13, 2007, by and between the Company and CNH Industrial Capital America LLC. This credit facility provides to the Company floor plan financing for inventory purchases. The amendment, amongst other things, replaced the minimum debt service ratio financial covenant with a minimum fixed charge coverage ratio financial covenant of not less than 1.25:1.00, and added or modified related definitions. The foregoing summary of the amendment is qualified by reference to the full text of the amendment, a copy of which is attached to this quarterly report as Exhibit 10.2.

ITEM 6.                EXHIBITS

Exhibits - See “Exhibit Index” on page following signatures.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	December 10, 2014
TITAN MACHINERY INC.

		By	/s/ Mark Kalvoda
Mark Kalvoda
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX
TITAN MACHINERY INC.
FORM 10-Q

Exhibit No.	Description

*10.1
Fifth Amendment, dated as of December 5, 2014, to Amended and Restated Credit Agreement by and among the registrant, Wells Fargo Bank, National Association, and the Financial Institutions Party Thereto.

*10.2	Amendment dated as of December 8, 2014, to Amended and Restated Wholesale Floor Plan Credit Facility and Security Agreement, by and between the registrant and CNH industrial Capital LLC.

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended October 31, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

*Filed herewith
** Furnished herewith
+ Management compensatory plan or arrangement