Form 10-Q
period 2015-04-30
Titan Machinery Inc.
filed 2015-06-09
CIK 1409171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

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

The number of shares outstanding of the registrant’s common stock as of May 31, 2015 was: Common Stock, $0.00001 par value, 21,392,881 shares.

TITAN MACHINERY INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. — FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

TITAN MACHINERY INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	April 30, 2015	January 31, 2015
	(Unaudited)
Assets
Current Assets
Cash	$104,355	$127,528
Receivables (net of allowance of $4,615 and $4,218 as of April 30, 2015 and January 31, 2015, respectively)	64,892	76,382
Inventories	880,060	879,440
Prepaid expenses and other	5,179	10,634
Income taxes receivable	3,003	166
Deferred income taxes	18,488	19,025
Assets held for sale	14,946	15,312
Total current assets	1,090,923	1,128,487
Intangibles and Other Assets
Intangible assets, net of accumulated amortization	5,360	5,458
Other	6,649	7,122
Total intangibles and other assets	12,009	12,580
Property and Equipment, net of accumulated depreciation	194,788	208,680
Total Assets	$1,297,720	$1,349,747

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$17,539	$17,659
Floorplan payable	606,673	627,249
Current maturities of long-term debt	24,677	7,749
Customer deposits	26,247	35,090
Accrued expenses	33,362	35,496
Income taxes payable	—	3,529
Liabilities held for sale	1,540	2,835
Total current liabilities	710,038	729,607
Long-Term Liabilities
Senior convertible notes	133,245	132,350
Long-term debt, less current maturities	45,660	67,123
Deferred income taxes	39,244	38,996
Other long-term liabilities	3,488	3,312
Total long-term liabilities	221,637	241,781
Commitments and Contingencies
Stockholders' Equity
Common stock, par value $.00001 per share, 45,000 shares authorized; 21,392 shares issued and outstanding at April 30, 2015; 21,406 shares issued and outstanding at January 31, 2015	—	—
Additional paid-in-capital	240,505	240,180
Retained earnings	131,114	137,418
Accumulated other comprehensive loss	(5,729)	(1,099)
Total Titan Machinery Inc. stockholders' equity	365,890	376,499
Noncontrolling interest	155	1,860
Total stockholders' equity	366,045	378,359
Total Liabilities and Stockholders' Equity	$1,297,720	$1,349,747
 See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended April 30,
	2015	2014
Revenue
Equipment	$244,983	$345,045
Parts	61,520	68,379
Service	32,902	37,084
Rental and other	13,791	14,955
Total Revenue	353,196	465,463
Cost of Revenue
Equipment	227,033	316,282
Parts	43,571	48,014
Service	11,360	14,403
Rental and other	10,797	10,825
Total Cost of Revenue	292,761	389,524
Gross Profit	60,435	75,939
Operating Expenses	57,110	71,152
Impairment and Realignment Costs	1,601	2,801
Income from Operations	1,724	1,986
Other Income (Expense)
Interest income and other income (expense)	(2,124)	(2,578)
Floorplan interest expense	(4,599)	(4,593)
Other interest expense	(3,827)	(3,441)
Loss Before Income Taxes	(8,826)	(8,626)
Benefit from Income Taxes	(1,936)	(1,733)
Net Loss Including Noncontrolling Interest	$(6,890)	$(6,893)
Less: Net Loss Attributable to Noncontrolling Interest	(586)	(344)
Net Loss Attributable to Titan Machinery Inc.	$(6,304)	$(6,549)
Net Loss Allocated to Participating Securities - Note 1	105	60
Net Loss Attributable to Titan Machinery Inc. Common Stockholders	$(6,199)	$(6,489)
Earnings (Loss) per Share - Note 1
Earnings (Loss) per Share - Basic	$(0.29)	$(0.31)
Earnings (Loss) per Share - Diluted	$(0.29)	$(0.31)
Weighted Average Common Shares - Basic	21,044	20,951
Weighted Average Common Shares - Diluted	21,044	20,951

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended April 30,
	2015	2014
Net Loss Including Noncontrolling Interest	$(6,890)	$(6,893)
Other Comprehensive Loss
Foreign currency translation adjustments	(6,191)	(1,220)
Unrealized gain (loss) on net investment hedge derivative instruments, net of tax expense (benefit) of $44 and ($498) for the three months ended April 30, 2015 and 2014, respectively	67	(747)
Unrealized gain on interest rate swap cash flow hedge derivative instrument, net of tax expense of $72 and $2 for the three months ended April 30, 2015 and 2014, respectively	109	3
Unrealized gain on foreign currency contract cash flow hedge derivative instruments, net of tax expense of $21 for the three months ended April 30, 2014	—	32
Reclassification of loss on interest rate swap cash flow hedge derivative instruments included in net loss, net of tax benefit of $172 for the three months ended April 30, 2015	258	—
Reclassification of loss on foreign currency contract cash flow hedge derivative instruments included in net loss, net of tax expense of $5 and $5 for the three months ended April 30, 2015 and April 30, 2014, respectively	8	9
Total Other Comprehensive Loss	(5,749)	(1,923)
Comprehensive Loss	(12,639)	(8,816)
Comprehensive Loss Attributable to Noncontrolling Interest	(1,705)	(650)
Comprehensive Loss Attributable To Titan Machinery Inc.	$(10,934)	$(8,166)

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
	Shares Outstanding	Amount	Additional Paid-In Capital	Retained Earnings	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Net Investment Hedges	Unrealized Gains (Losses) on Interest Rate Swap Cash Flow Hedges	Unrealized Gains (Losses) on Foreign Currency Contract Cash Flow Hedges	Total	Total Titan Machinery Inc. Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
Balance, January 31, 2014	21,261	$—	$238,857	$169,575	$1,541	$(339)	$(737)	$(126)	$339	$408,771	$2,571	$411,342
Common stock issued on grant of restricted stock (net of forfeitures), exercise of stock options, and tax benefits of equity awards	(8)	—	(23)	—	—	—	—	—	—	(23)	—	(23)
Stock-based compensation expense	—	—	463	—	—	—	—	—	—	463	—	463
Other	—	—	(502)	—	—	—	—	—	—	(502)	501	(1)
Comprehensive loss:
Net loss	—	—	—	(6,549)	—	—	—	—	—	(6,549)	(344)	(6,893)
Other comprehensive income (loss)	—	—	—	—	(914)	(747)	3	41	(1,617)	(1,617)	(306)	(1,923)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(8,166)	(650)	(8,816)
Balance, April 30, 2014	21,253	$—	$238,795	$163,026	$627	$(1,086)	$(734)	$(85)	$(1,278)	$400,543	$2,422	$402,965

Balance, January 31, 2015	21,406	$—	$240,180	$137,418	$(1,632)	$2,510	$(1,940)	$(37)	$(1,099)	$376,499	$1,860	$378,359
Common stock issued on grant of restricted stock (net of forfeitures), exercise of stock options, and tax benefits of equity awards	(14)	—	(206)	—	—	—	—	—	—	(206)	—	(206)
Stock-based compensation expense	—	—	531	—	—	—	—	—	—	531	—	531
Comprehensive loss:
Net loss	—	—	—	(6,304)	—	—	—	—	—	(6,304)	(586)	(6,890)
Other comprehensive income (loss)	—	—	—	—	(5,072)	67	367	8	(4,630)	(4,630)	(1,119)	(5,749)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(10,934)	(1,705)	(12,639)
Balance, April 30, 2015	21,392	$—	$240,505	$131,114	$(6,704)	$2,577	$(1,573)	$(29)	$(5,729)	$365,890	$155	$366,045

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended April 30,
	2015	2014
Operating Activities
Net loss including noncontrolling interest	$(6,890)	$(6,893)
Adjustments to reconcile net loss including noncontrolling interest to net cash provided by (used for) operating activities
Depreciation and amortization	6,667	6,729
Impairment	152	—
Deferred income taxes	497	232
Stock-based compensation expense	531	463
Noncash interest expense	1,765	1,151
Unrealized foreign currency (gain) loss on loans to international subsidiaries	100	(1,282)
Other, net	126	646
Changes in assets and liabilities
Receivables, prepaid expenses and other assets	13,525	23,925
Inventories	522	(41,963)
Manufacturer floorplan payable	12,980	(17,308)
Accounts payable, customer deposits, accrued expenses and other long-term liabilities	(9,092)	(14,639)
Income taxes	(6,577)	(5,663)
Net Cash Provided by (Used for) Operating Activities	14,306	(54,602)
Investing Activities
Rental fleet purchases	(112)	(629)
Property and equipment purchases (excluding rental fleet)	(2,170)	(5,078)
Proceeds from sale of property and equipment	634	471
Proceeds upon settlement of net investment hedge derivative instruments	180	—
Payments upon settlement of net investment hedge derivative instruments	—	(915)
Other, net	18	28
Net Cash Used for Investing Activities	(1,450)	(6,123)
Financing Activities
Net change in non-manufacturer floorplan payable	(30,001)	65,305
Proceeds from long-term debt borrowings	811	5,832
Principal payments on long-term debt	(5,687)	(2,505)
Other, net	(443)	(207)
Net Cash Provided by (Used for) Financing Activities	(35,320)	68,425
Effect of Exchange Rate Changes on Cash	(709)	69
Net Change in Cash	(23,173)	7,769
Cash at Beginning of Period	127,528	74,242
Cash at End of Period	$104,355	$82,011
Supplemental Disclosures of Cash Flow Information
Cash paid during the period
Income taxes, net of refunds	$4,093	$3,973
Interest	$7,684	$5,475
Supplemental Disclosures of Noncash Investing and Financing Activities
Net property and equipment financed with long-term debt, accounts payable and accrued liabilities	$77	$1,100
Net transfer of assets to (from) property and equipment from (to) inventories	$(7,029)	$1,962

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1—BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The quarterly operating results for Titan Machinery Inc. (the “Company”) are subject to fluctuation due to varying weather patterns, which may impact the timing and amount of equipment purchases, rentals, and after-sales parts and service purchases by the Company’s Agriculture, Construction and International customers. Therefore, operating results for the three-month period ended April 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2016. The information contained in the balance sheet as of January 31, 2015 was derived from the audited financial statements for the Company for the year then ended. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended January 31, 2015 as filed with the SEC.
The amounts included in the accompanying unaudited Consolidated Statements of Operations for the three-month period ended April 30, 2014 have been updated to reflect a correction in the Company's VAT asset classification as of April 30, 2014. This correction has been previously disclosed in the Company's Form 10-Q for the period ended July 31, 2014 and the Company's Form 10-K for the year ended January 31, 2015 and resulted from the Company's conclusion, reached subsequent to the issuance of the Company’s interim consolidated financial statements as of and for the period ended April 30, 2014, that the treatment of its prepaid value added tax (“VAT”) asset in Ukraine as a non-monetary asset was incorrect and that the asset should be classified and accounted for as a monetary asset and therefore should be remeasured from Ukrainian hryvnia (“UAH”) to U.S. Dollars (“USD”) using the current rate as opposed to the historical rate used for non-monetary assets. In February of 2014, the National Bank of Ukraine terminated the currency peg of the UAH to the USD; subsequent to the decoupling and as a result of the economic and political conditions present in the country, the UAH experienced significant devaluation. The incorrect classification of the VAT asset as a non-monetary asset coupled with the significant devaluation of the UAH resulted in an overstatement of the Company’s assets (Prepaid expenses and other) as of April 30, 2014 and an understatement of the Company’s loss (Interest income and other income (expense)) for the three months ended April 30, 2014. This correction increased the Company’s Net Loss Attributable to Titan Machinery Inc. by $2.3 million (from the previously reported $4.2 million to $6.5 million) and increased the diluted loss per share by $0.11 (from the previously reported $0.20 loss per share to a $0.31 loss per share).
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
Diluted EPS were computed by dividing net income (loss) attributable to Titan Machinery Inc. after allocation of income (loss) to participating securities by the weighted-average shares of common stock outstanding after adjusting for potential dilution related to the conversion of all dilutive securities into common stock. All potentially dilutive securities were included in the computation of diluted EPS. There were approximately 211,000 and 375,000 stock options outstanding that were excluded from the computation of diluted EPS for the three months ended April 30, 2015 and 2014, respectively, because they were anti-dilutive. None of the approximately 3,474,000 shares underlying the Company’s senior convertible notes were included in the computation of diluted EPS because the Company’s average stock price was less than the conversion price of $43.17.
The following table sets forth the calculation of the denominator for basic and diluted EPS:

	Three Months Ended April 30,
	2015	2014
	(in thousands, except per share data)
Basic Weighted-Average Common Shares Outstanding	21,044	20,951
Plus: Incremental Shares From Assumed Exercise of Stock Options	—	—
Diluted Weighted-Average Common Shares Outstanding	21,044	20,951
Earnings (Loss) per Share - Basic	$(0.29)	$(0.31)
Earnings (Loss) per Share - Diluted	$(0.29)	$(0.31)
Recent Accounting Guidance
In May 2014, the FASB issued authoritative guidance on accounting for revenue recognition, codified in ASC 606, Revenue from Contracts with Customers. This guidance supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This guidance is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. When adopted, the Company will employ one of the two retrospective application methods. The Company has not determined the potential effects adoption of this standard will have on the consolidated financial statements.
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

NOTE 2—INVENTORIES

	April 30, 2015	January 31, 2015
	(in thousands)
New equipment	$451,587	$442,984
Used equipment	314,818	318,308
Parts and attachments	100,944	107,893
Work in process	12,711	10,255
	$880,060	$879,440
NOTE 3—PROPERTY AND EQUIPMENT

	April 30, 2015	January 31, 2015
	(in thousands)
Rental fleet equipment	$137,616	$148,198
Machinery and equipment	23,858	24,071
Vehicles	42,436	43,435
Furniture and fixtures	39,697	39,421
Land, buildings, and leasehold improvements	57,074	57,630
	300,681	312,755
Less accumulated depreciation	(105,893)	(104,075)
	$194,788	$208,680

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
As of April 30, 2015, the Company had discretionary floorplan lines of credit for equipment inventory purchases totaling approximately $1.1 billion, which includes a $275.0 million Floorplan Payable Line with a group of banks led by Wells Fargo Bank, National Association ("Wells Fargo"), a $450.0 million credit facility with CNH Industrial Capital, a $200.0 million credit facility with Agricredit Acceptance LLC and the U.S. dollar equivalent of $128.4 million in credit facilities related to our foreign subsidiaries. Floorplan payables relating to these credit facilities totaled approximately $573.0 million of the total floorplan payable balance of $606.7 million outstanding as of April 30, 2015 and $594.1 million of the total floorplan payable balance of $627.2 million outstanding as of January 31, 2015; the remaining outstanding balances relate to equipment inventory financing from manufacturers and non-manufacturer lenders other than the aforementioned lines of credit. As of April 30, 2015, the U.S. floorplan payables carried various interest rates primarily ranging from 3.31% to 5.02%, and the foreign floorplan payables carried various interest rates primarily ranging from 1.81% to 12.00%.
Working Capital Line of Credit
As of April 30, 2015, the Company had a $87.5 million working capital line of credit under the credit facility with Wells Fargo. The Company had $18.7 million outstanding on its working capital line of credit as of April 30, 2015 and January 31, 2015. Amounts outstanding are recorded as long-term debt, within long-term liabilities on the consolidated balance sheets, as the Company does not have an obligation to repay amounts borrowed within one year.

NOTE 5—SENIOR CONVERTIBLE NOTES
The Company’s 3.75% Senior Convertible Notes issued on April 24, 2012 (“Convertible Notes”) consisted of the following:

	April 30, 2015	January 31, 2015
	(in thousands except conversion rate and conversion price)
Principal value	$150,000	$150,000
Unamortized debt discount	(16,755)	(17,650)
Carrying value of senior convertible notes	$133,245	$132,350

Carrying value of equity component, net of deferred taxes	$15,546	$15,546

Conversion rate (shares of common stock per $1,000 principal amount of notes)	23.1626
Conversion price (per share of common stock)	$43.17
The Company recognized interest expense associated with its Senior Convertible Notes as follows:

	Three Months Ended April 30,
	2015	2014
	(in thousands)
Cash Interest Expense
Coupon interest expense	$1,406	$1,406
Noncash Interest Expense
Amortization of debt discount	894	835
Amortization of transaction costs	136	133
	$2,436	$2,374
As of April 30, 2015, the unamortized debt discount will be amortized over a remaining period of approximately 4 years. As of April 30, 2015 and January 31, 2015, the if-converted value of the Senior Convertible Notes did not exceed the principal balance. The effective interest rate of the liability component was equal to 7.0% for each of the statements of operations periods presented.
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
The following table sets forth the notional value of the Company's outstanding derivative instruments.

	Notional Amount as of:
	April 30, 2015	January 31, 2015
	(in thousands)
Net investment hedge:
Foreign currency contracts	$7,691	$14,223
Cash flow hedges:
Interest rate swap	100,000	100,000
Foreign currency contracts	—	—
Derivatives not designated as hedging instruments:
Foreign currency contracts	28,578	30,030
The following table sets forth the fair value of the Company’s outstanding derivative instruments.

	Fair Value as of:		Balance Sheet Location
	April 30, 2015	January 31, 2015
	(in thousands)
Liability Derivatives:
Derivatives designated as hedging instruments:
Net investment hedges:
Foreign currency contracts	$88	$19	Accrued expenses
Cash flow hedges:
Interest rate swap	$2,622	$3,233	Accrued expenses
Derivatives not designated as hedging instruments:
Foreign currency contracts	273	17	Accrued expenses
Total Liability Derivatives	$2,983	$3,269
The following table sets forth the gains and losses recognized in other comprehensive income (loss) ("OCI") and income (loss) related to the Company’s derivative instruments for the three months ended April 30, 2015 and 2014, respectively. All amounts included in income (loss) in the table below from derivatives designated as hedging instruments relate to reclassifications from accumulated other comprehensive income.

	Three Months Ended April 30,
	2015		2014
	OCI	Income (Loss)	OCI	Income (Loss)	Statements of Operations Classification
	(in thousands)
Dervatives Designated as Hedging Instruments:
Net investment hedges:
Foreign currency contracts	$111	$—	$(1,245)	$—	N/A
Cash flow hedges:
Interest rate swap	181	(430)	5	—	Floorplan interest expense
Foreign currency contracts	—	(13)	53	(14)	Cost of revenue - equipment
Dervatives Not Designated as Hedging Instruments:
Foreign currency contracts	—	82	—	(1,303)	Interest income and other income (expense)
Total Derivatives	$292	$(361)	$(1,187)	$(1,317)
No components of the Company's net investment or cash flow hedging instruments were excluded from the assessment of hedge ineffectiveness.
As of April 30, 2015, the Company had $2.6 million in pre-tax net unrealized losses associated with its interest rate swap cash flow hedging instrument recorded in accumulated other comprehensive income. The Company expects that $1.6 million of pre-tax unrealized losses associated with its interest rate swap will be reclassified into income over the next 12 months.
NOTE 7—FAIR VALUE OF FINANCIAL INSTRUMENTS
The liabilities which are measured at fair value on a recurring basis as of April 30, 2015 and January 31, 2015 are as follows:

	April 30, 2015				January 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)				(in thousands)
Financial Liabilities
Interest rate swap	$—	$2,622	$—	$2,622	$—	$3,233	$—	$3,233
Foreign currency contracts	—	361	—	361	—	36	—	36
Total Financial Liabilities	$—	$2,983	$—	$2,983	$—	$3,269	$—	$3,269
The valuation for the Company's foreign currency contracts and interest rate swap derivative instruments were valued using discounted cash flow analyses, an income approach, utilizing readily observable market data as inputs.
The Company also has financial instruments that are not recorded at fair value in its consolidated financial statements. The carrying amount of cash, receivables, payables, short-term debt and other current liabilities approximates fair value because of the short maturity and/or frequent repricing of those instruments, which are Level 2 fair value inputs. Based upon current borrowing rates with similar maturities, which are Level 2 fair value inputs, the carrying value of long-term debt approximates the fair value as of April 30, 2015 and January 31, 2015, respectively. The following table provides details on the Senior Convertible Notes as of April 30, 2015 and January 31, 2015. The difference between the face value and the carrying value of these notes is the result of the allocation between the debt and equity components. Fair value of the Senior Convertible Notes was estimated based on Level 2 fair value inputs.

	April 30, 2015			January 31, 2015
	Estimated Fair Value	Carrying Value	Face Value	Estimated Fair Value	Carrying Value	Face Value
	(in thousands)			(in thousands)
Senior convertible notes	$117,219	$133,245	$150,000	$111,273	$132,350	$150,000

NOTE 8—SEGMENT INFORMATION AND OPERATING RESULTS
The Company has three reportable segments: Agriculture, Construction and International. During the three months ended April 30, 2015, the Company made changes to its internal financial reporting, primarily related to the elimination of transactions within a segment. Previously, the segment results were reported at gross amounts with eliminations reported separately to reconcile to consolidated financial results. During the three months ended April 30, 2015, the Company began reporting these eliminations within the segments to which they relate. The financial information as of January 31, 2015 and for the three months ended April 30, 2014 have been reclassified for comparability with the current year presentation.
Revenue between segments is immaterial. The Company retains various unallocated income/(expense) items and assets at the general corporate level, which the Company refers to as “Shared Resources” in the table below. Shared Resources assets primarily consist of cash, deferred tax assets and property and equipment.
Certain financial information for each of the Company’s business segments is set forth below.

	Three Months Ended April 30,
	2015	2014
	(in thousands)
Revenue
Agriculture	$239,855	$344,381
Construction	81,171	91,765
International	32,170	29,317
Total	$353,196	$465,463

Income (Loss) Before Income Taxes
Agriculture	$(1,086)	$3,505
Construction	(3,565)	(5,993)
International	(4,371)	(5,265)
Segment income (loss) before income taxes	(9,022)	(7,753)
Shared Resources	196	(873)
Loss Before Income Taxes	$(8,826)	$(8,626)

	April 30, 2015	January 31, 2015
	(in thousands)
Total Assets
Agriculture	$681,952	$734,894
Construction	368,407	393,573
International	130,886	152,587
Segment assets	1,181,245	1,281,054
Shared Resources	116,475	68,693
Total	$1,297,720	$1,349,747
NOTE 9—STORE CLOSINGS AND REALIGNMENT COSTS
To better align the Company's cost structure and re-balance staffing levels with the evolving needs of the business, in March 2015, the Company approved a realignment plan that reduced its headcount by approximately 14%, which included headcount reductions at stores in each of its operating segments and its Shared Resource Center, as well as from the closing of three Agriculture stores and one Construction store. The Company's remaining stores in each of the respective areas assumed the distribution rights for the CNH Industrial brand previously held by the closed stores. The Company estimates the total cost of these activities to be approximately $2.0 million, comprised of an accrual for the net present value of remaining lease obligations, employee severance costs, impairment of certain fixed assets and costs associated with relocation of assets from the closed stores. The Company recognized approximately $0.1 million in exists costs primarily in its International segment in its fourth quarter ended January 31, 2015, and recognized $1.6 million in the three months ended April 30, 2015.

To better align its Construction business in certain markets, in April 2014, the Company reduced its Construction-related headcount by approximately 12% primarily through the closing of seven underperforming Construction stores, staff reductions at other dealerships and reductions in support staff at its Shared Resource Center. The Company also closed one Agriculture store. The Company's remaining stores in each of the respective areas assumed the majority of the distribution rights for the CNH Industrial brand previously held by the closed stores. The majority of the assets of the closed stores were redeployed to other store locations. Certain inventory items which are not sold by any of our remaining stores were sold at auction. The inventory markdown attributable to such items are included in the exit cost summary below. The Company incurred $3.2 million in exit costs in the three months ended April 30, 2014 and $3.8 million in exit costs during the year ended January 31, 2015. No additional amounts are expected to be incurred related to the closing of these stores, exclusive of any changes in lease termination accrual assumptions.
The following summarizes the exit costs associated with the aforementioned store closings and realignment activities:

	Three Months Ended April 30,
	2015	2014	Income Statement Classification
	(in thousands)
Construction Segment
Lease termination costs	$261	$1,518	Impairment and Realignment Costs
Employee severance costs	258	451	Impairment and Realignment Costs
Impairment of fixed assets, net of gains on asset disposition	90	152	Impairment and Realignment Costs
Asset relocation and other closing costs	54	165	Impairment and Realignment Costs
	$663	$2,286
Agriculture Segment
Lease termination costs	$251	$114	Impairment and Realignment Costs
Employee severance costs	304	71	Impairment and Realignment Costs
Impairment of fixed assets, net of gains on asset disposition	—	85	Impairment and Realignment Costs
Asset relocation and other closing costs	85	32	Impairment and Realignment Costs
Inventory cost adjustments	—	404	Equipment Cost of Sales
	$640	$706
International
Employee severance costs	$—	$—	Impairment and Realignment Costs
	$—	$—
Shared Resource Center
Lease termination costs	$49	$—	Impairment and Realignment Costs
Employee severance costs	$187	$213	Impairment and Realignment Costs
Impairment of fixed assets, net of gains on asset disposition	62	—	Impairment and Realignment Costs
	$298	$213
Total
Lease termination costs	$561	$1,632	Impairment and Realignment Costs
Employee severance costs	749	735	Impairment and Realignment Costs
Impairment of fixed assets, net of gains on asset disposition	152	237	Impairment and Realignment Costs
Asset relocation and other closing costs	139	197	Impairment and Realignment Costs
Inventory cost adjustments	—	404	Equipment Cost of Sales
	$1,601	$3,205	—

In connection with its realignment plan initiated in the first quarter of fiscal 2016, the Company accrued for lease termination and employee severance costs during the quarter ended April 30, 2015, but exit costs related to impairment, asset relocation and other closing costs and inventory cost adjustments were not accrued but recognized as incurred. A reconciliation of the beginning and ending exit cost liability balance, which is included in accrued expenses in the consolidated balance sheets, follows:

Amount
(in thousands)
Balance, January 31, 2015	$1,706
Exit costs incurred and charged to expense
Lease termination costs	561
Employee severance costs	749
Exit costs paid
Lease termination costs	(138)
Employee severance costs	(644)
Balance, April 30, 2015	$2,234
NOTE 10—HELD FOR SALE
The assets and liabilities which are held for sale are presented in the following table:

	April 30, 2015	January 31, 2015
	(in thousands)
Assets Held for Sale
Receivables	$79	$147
Inventories
New equipment	5,538	6,269
Used equipment	3,448	3,973
Parts and attachments	863	920
Work in process	86	65
Total inventories	9,935	11,227
Property and equipment
Machinery and equipment	106	114
Vehicles	154	155
Furniture and fixtures	51	57
Land, buildings, and leasehold improvements	4,621	3,612
Total property and equipment	4,932	3,938
	$14,946	$15,312

Liabilities Held for Sale
Accounts payable	$68	$151
Floorplan payable	1,321	1,771
Customer deposits	151	913
	$1,540	$2,835

NOTE 11—INCOME TAXES
The Company incurs a provision for income taxes in jurisdictions in which it has taxable income. Generally the Company receives a benefit for income taxes in jurisdictions in which it has taxable losses unless it has recorded a valuation allowance for that jurisdiction. These losses are available to reduce future taxable income in these jurisdictions if earned within the allowable net operating loss carryforward period. The foreign jurisdictions in which the Company operates have net operating loss carryforward periods ranging from five to seven years, with certain jurisdictions having indefinite carryforward periods.
The components of loss before income taxes are as follows:

	Three Months Ended April 30,
	2015	2014
	(dollars in thousands)
U.S.	$(4,488)	$(3,223)
Foreign	(4,338)	(5,403)
Total	$(8,826)	$(8,626)
A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

	Three Months Ended April 30,
	2015	2014
U.S. statutory rate	(35.0)%	(35.0)%
Foreign statutory rates	11.7%	10.6%
State taxes on income net of federal tax benefit	(4.1)%	(4.3)%
Change in valuation allowance	35.7%	46.3%
Tax effect of Ukrainian hryvnia devaluation(a)	(28.0)%	(36.6)%
All other, net	(2.2)%	(1.1)%
	(21.9)%	(20.1)%

(a) Represents the tax impact of differences in foreign currency losses recognized as the result of Ukrianian hryvnia devaluation between Ukrainian taxable income (loss) and financial reporting income (loss).

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim unaudited consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended January 31, 2015.

Realignment Costs
To better align the Company's cost structure and re-balance staffing levels with the evolving needs of the business, in March 2015, the Company approved a realignment plan that reduced its headcount by approximately 14%, which included headcount reductions at stores in each of its operating segments and its Shared Resource Center, as well as from the closing of three Agriculture stores and one Construction store. The Company's remaining stores in each of the respective areas assumed the distribution rights for the CNH Industrial brand previously held by the closed stores. The Company estimates the total cost of these activities to be approximately $2.0 million, comprised of an accrual for the net present value of remaining lease obligations, employee severance costs, impairment of certain fixed assets and costs associated with relocation of assets from the closed stores. The Company recognized approximately $0.1 million in exit costs primarily in its International segment in the fourth quarter ended January 31, 2015 and recognized $1.6 million in exit costs during the three months ended April 30, 2015 and anticipates recognizing the remaining amount during the three months ended July 31, 2015.
To better align its Construction business in certain markets, in April 2014, the Company reduced its Construction-related headcount by approximately 12% primarily through the closing of seven underperforming Construction stores, staff reductions at other dealerships and reductions in support staff at its Shared Resource Center. The closed stores were located in Bozeman, Big Sky and Helena, Montana; Cheyenne, Wyoming; Clear Lake, Iowa; Flagstaff, Arizona; and Rosemount, Minnesota. The Company also closed one Agriculture store in Oskaloosa, Iowa and merged it with the nearby Agriculture store in Pella, Iowa. The Company's remaining stores in each of the respective areas assumed the majority of the distribution rights for the CNH Industrial brand previously held by the stores which have closed. The Company recognized $3.2 million in exit costs during the three months ended April 30, 2014.
See also the Non-GAAP Financial Measures section below for the impact of these costs on non-GAAP Diluted EPS.
Foreign Currency Remeasurement Losses
In February of 2014, the National Bank of Ukraine terminated the currency peg of the Ukrainian hryvnia ("UAH") to the USD; subsequent to the decoupling and as a result of the economic and political conditions present in the country, the UAH experienced significant devaluation from the date the currency peg was terminated through April 2015. We recognized $2.0 million and $3.1 million in foreign currency remeasurement losses resulting from a devaluation of the UAH during the three months ended April 30, 2015 and April 30, 2014, respectively. These losses are included in interest income and other income (expense) in our consolidated statements of operations. See also the Non-GAAP Financial Measures section below for impact of these costs on non-GAAP Diluted EPS.
Segment Reporting
During the three months ended April 30, 2015, the Company made changes to its internal financial reporting, primarily related to the elimination of transactions within a segment. Previously, the segment results were reported at gross amounts with eliminations reported separately to reconcile to consolidated financial results. During the three months ended April 30, 2015, the Company began reporting these eliminations within the segments to which they relate. The financial information for the three months ended April 30, 2014 have been reclassified for comparability with the current year presentation.

The following table provides the reclassified amounts for each of the applicable periods that will be presented in the Company's future financial statements and other filings:

	Three Months Ended				Years Ended
	April 30, 2014	July 31, 2014	October 31, 2014	January 31, 2015	January 31, 2015	January 31, 2014
	(in thousands)				(in thousands)
Revenue
Agriculture	$344,381	$305,721	$341,547	$354,808	$1,346,457	$1,722,908
Construction	91,765	101,747	98,246	97,677	389,435	365,421
International	29,317	43,522	53,348	38,167	164,354	138,117
Total	$465,463	$450,990	$493,141	$490,652	$1,900,246	$2,226,446

Income (Loss) Before Income Taxes
Agriculture	$3,505	$6,494	$6,134	$(27,567)	$(11,434)	$62,242
Construction	(5,993)	(368)	15	(5,595)	(11,941)	(30,866)
International	(5,265)	(5,016)	(1,407)	(5,421)	(17,108)	(6,296)
Segment income (loss) before income taxes	(7,753)	1,110	4,742	(38,583)	(40,483)	25,080
Shared Resources	(873)	702	971	1,344	2,144	(6,650)
Income (Loss) Before Income Taxes	$(8,626)	$1,812	$5,713	$(37,239)	$(38,339)	$18,430

January 31, 2015
(in thousands)
Total Assets
Agriculture	$734,894
Construction	393,573
International	152,587
Segment Assets	1,281,054
Shared Resources	68,693
Total	$1,349,747
Critical Accounting Policies and Estimates
There have been no material changes in our Critical Accounting Policies and Estimates, as disclosed in our Annual Report on Form 10-K for the year ended January 31, 2015.
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
Our net loss attributable to Titan Machinery Inc. common stockholders was $6.2 million, or $0.29 per diluted share, for the three months ended April 30, 2015, compared to $6.5 million, or $0.31 per diluted share, for the three months ended April 30, 2014. Our non-GAAP Diluted Loss Per Share was $0.13 and $0.07 for the three months ended April 30, 2015 and 2014, respectively. See the Non-GAAP Financial Measures section below for a reconciliation between the GAAP and non-GAAP measures. Significant factors impacting the quarterly comparisons were:

•	Revenue decreased 24.1% for the first quarter of fiscal 2016, as compared to the first quarter last year, primarily due to a decrease in Agriculture and Construction same-store sales;

•
Total gross profit margin increased to 17.1% for the first quarter of fiscal 2016, as compared to 16.3% for the first quarter of fiscal 2015, primarily caused by a change in gross profit mix to our higher-margin parts, service and rental and other businesses;

•
Operating expenses decreased 19.7% for the first quarter of fiscal 2016, as compared to the first quarter last year, primarily due to our realignment plan implemented in the first quarter of fiscal 2016 which decreased our headcount by 14% and generated additional cost savings from the closing of four stores during the quarter. We recognized $1.6 million of exit costs in the first quarter of fiscal 2016 as a result of implementing our realignment plan.

•
The continued devaluation of the Ukrainian hryvnia in the first quarter of fiscal 2016 resulted in additional foreign currency remeasurement losses. For the first quarter of fiscal 2016 we recognized $2.0 million in foreign currency remeasurement losses compared to $3.1 million recognized in the first quarter last year.

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
Same-store sales for any period represent sales by stores that were part of the Company for the entire comparable periods in the current and preceding fiscal years. We do not distinguish relocated or newly-expanded stores in this same-store analysis. Closed stores are excluded from the same-store analysis. Stores that do not meet the criteria for same-store classification are described as excluded stores throughout the Results of Operations section in this Quarterly Report on Form 10-Q.

	Three Months Ended April 30,
	2015	2014
	(dollars in thousands)
Equipment
Revenue	$244,983	$345,045
Cost of revenue	227,033	316,282
Gross profit	$17,950	$28,763
Gross profit margin	7.3%	8.3%
Parts
Revenue	$61,520	$68,379
Cost of revenue	43,571	48,014
Gross profit	$17,949	$20,365
Gross profit margin	29.2%	29.8%
Service
Revenue	$32,902	$37,084
Cost of revenue	11,360	14,403
Gross profit	$21,542	$22,681
Gross profit margin	65.5%	61.2%
Rental and other
Revenue	$13,791	$14,955
Cost of revenue	10,797	10,825
Gross profit	$2,994	$4,130
Gross profit margin	21.7%	27.6%

The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended April 30,
	2015	2014
Revenue
Equipment	69.4%	74.1%
Parts	17.4%	14.7%
Service	9.3%	8.0%
Rental and other	3.9%	3.2%
Total Revenue	100.0%	100.0%
Total Cost of Revenue	82.9%	83.7%
Gross Profit Margin	17.1%	16.3%
Operating Expenses	16.2%	15.3%
Impairment and Realignment Costs	0.5%	0.6%
Income from Operations	0.5%	0.4%
Other Income (Expense)	(3.0)%	(2.3)%
Loss Before Income Taxes	(2.5)%	(1.9)%
Benefit from Income Taxes	(0.5)%	(0.4)%
Net Loss Including Noncontrolling Interest	(2.0)%	(1.5)%
Less: Net Loss Attributable to Noncontrolling Interest	(0.2)%	(0.1)%
Net Loss Attributable to Titan Machinery Inc.	(1.8)%	(1.4)%

Three Months Ended April 30, 2015 Compared to Three Months Ended April 30, 2014
Consolidated Results
Revenue

	Three Months Ended April 30,		Increase/	Percent
	2015	2014	(Decrease)	Change
	(dollars in thousands)
Equipment	$244,983	$345,045	$(100,062)	(29.0)%
Parts	61,520	68,379	(6,859)	(10.0)%
Service	32,902	37,084	(4,182)	(11.3)%
Rental and other	13,791	14,955	(1,164)	(7.8)%
Total Revenue	$353,196	$465,463	$(112,267)	(24.1)%

The decrease in revenue for the first quarter of fiscal 2016 was primarily due to a decrease in same-store sales of 21.9% over the comparable prior year period, mainly driven by a decrease in Agriculture same-store sales of 28.7%. Agriculture same-store sales decreased primarily due to a decrease in equipment revenue and were negatively impacted by challenging industry conditions such as decreases in agricultural commodity prices and projected net farm income, which, among other things, have a negative effect on customer sentiment and our customers' ability to secure financing for their equipment purchases. Changes in actual or anticipated net farm income generally have a direct correlation with agricultural equipment purchases by farmers. Construction same-store sales decreased in the first quarter of fiscal 2016 by 5.9% primarily due the strong revenue amount and revenue growth realized during the first quarter of fiscal 2015 in which we achieved a same-store sale increase of 24.4% over the first quarter of fiscal 2014. The closing of four stores during the quarter ended April 30, 2015 also negatively impacted our revenue. An increase in International same-store sales of 9.7% partially offset the decrease in Agriculture and Construction same-store sales and the impact of our store closings.

Gross Profit

	Three Months Ended April 30,		Increase/	Percent
	2015	2014	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$17,950	$28,763	$(10,813)	(37.6)%
Parts	17,949	20,365	(2,416)	(11.9)%
Service	21,542	22,681	(1,139)	(5.0)%
Rental and other	2,994	4,130	(1,136)	(27.5)%
Total Gross Profit	$60,435	$75,939	$(15,504)	(20.4)%
Gross Profit Margin
Equipment	7.3%	8.3%	(1.0)%	(12.0)%
Parts	29.2%	29.8%	(0.6)%	(2.0)%
Service	65.5%	61.2%	4.3%	7.0%
Rental and other	21.7%	27.6%	(5.9)%	(21.4)%
Total Gross Profit Margin	17.1%	16.3%	0.8%	4.9%
Gross Profit Mix
Equipment	29.7%	37.9%	(8.2)%	(21.6)%
Parts	29.7%	26.8%	2.9%	10.8%
Service	35.6%	29.9%	5.7%	19.1%
Rental and other	5.0%	5.4%	(0.4)%	(7.4)%
Total Gross Profit Mix	100.0%	100.0%	—%	—%

The $15.5 million decrease in gross profit for the first quarter of fiscal 2016, as compared to the same period last year, was primarily due to a decrease in revenue. The increase in total gross profit margin from 16.3% for the first quarter of fiscal 2015 to 17.1% for the first quarter of fiscal 2016 was mainly due to a change in gross profit mix to our higher-margin parts, service and rental and other businesses, and partially offset by decreases in gross profit margin on equipment and rental and other revenue. The compression in equipment gross margin was primarily caused by the previously discussed Agriculture industry challenges, including decreases in agricultural commodity prices and projected net farm income and an over-supply of equipment in the Agriculture industry. The decrease in rental and other gross profit margin was primarily caused by lower oil prices affecting rental demand in our oil producing markets. The reduced rental demand in these markets negatively impacted our rental fleet dollar utilization which decreased from 22.9% in the first quarter of fiscal 2015 to 19.1% in the first quarter of fiscal 2016.
Our company-wide absorption for the first quarter of fiscal 2016 was 73.3% compared to 68.2% during the same period last year. The increase is primarily the result of a reduction of our fixed operating costs from savings associated with our realignment plan implemented in the first quarter of fiscal 2016, but partially offset by a decrease in parts and service gross profit.
Operating Expenses

	Three Months Ended April 30,		Increase/	Percent
	2015	2014	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$57,110	$71,152	$(14,042)	(19.7)%
Operating Expenses as a Percentage of Revenue	16.2%	15.3%	0.9%	5.9%
The $14.0 million decrease in operating expenses, as compared to the same period last year, was primarily the result of our realignment plan implemented in the first quarter of fiscal 2016 in which we reduced our headcount by 14% and generated additional cost savings associated with the closing of four stores in the quarter. In addition, our operating expenses were positively impacted by the full-quarter cost savings realized as a result of our realignment plan implemented in the first quarter of fiscal 2015. Commission expense for the first quarter of fiscal 2016 decreased relative to the same period last year due to the decrease in equipment revenue and gross profit. The increase in operating expenses as a percentage of total revenue was primarily due to the decrease in total revenue in the first quarter of fiscal 2016, as compared to the first quarter of fiscal 2015, which negatively affected our ability to leverage our fixed operating costs.
Impairment and Realignment Costs

	Three Months Ended April 30,			Percent
	2015	2014	Increase	Change
	(dollars in thousands)
Impairment and Realignment Costs	$1,601	$2,801	$(1,200)	(42.8)%
The realignment costs recognized in each of the first quarters of fiscal 2016 and fiscal 2015 arise as the result of our store realignment plans and associated exit costs, including accruals for lease terminations and remaining lease obligations, employee severance costs, the impairment of certain fixed assets, and the costs associated with relocating certain assets of our closed stores.
Other Income (Expense)

	Three Months Ended April 30,		Increase/	Percent
	2015	2014	(Decrease)	Change
	(dollars in thousands)
Interest income and other income (expense)	$(2,124)	$(2,578)	$454	17.6%
Floorplan interest expense	(4,599)	(4,593)	6	0.1%
Other interest expense	(3,827)	(3,441)	386	11.2%
Interest income and other income (expense) is largely comprised of foreign currency remeasurement losses in Ukraine, resulting from the devaluation of the Ukrainian hryvnia. See the Non-GAAP Financial Measures section below for impact of these costs on non-GAAP Diluted EPS. Our floorplan interest expense for the first quarter of fiscal 2016 was consistent with the amount recognized in same period last year. The impact of a decrease in our average interest-bearing inventory in the first quarter of fiscal 2016 was offset by higher interest rates, primarily due to the additional interest cost associated with our interest rate swap instrument. The increase in other interest expense is primarily the result of a $0.5 million write-off of capitalized debt issuance costs. The amendment of our Wells Fargo credit facility executed during the first quarter of fiscal 2016, among other things, lowered our borrowing capacity and such a reduction required the write-off of a portion of the capitalized debt issuance costs associated with this credit facility.
Benefit from Income Taxes

	Three Months Ended April 30,			Percent
	2015	2014	Decrease	Change
	(dollars in thousands)
Benefit from Income Taxes	$(1,936)	$(1,733)	$(203)	(11.7)%

Our effective tax rate of 21.9% for the first quarter of fiscal 2016 and 20.1% for the same period last year are impacted by differences in statutory tax rates in our various taxable jurisdictions and the income or loss generated in each jurisdiction and the valuation allowances recorded on deferred tax assets, including net operating losses, in our foreign jurisdictions which have historical losses. See Note 11 to our consolidated financial statements for further details on our effective tax rate.
Segment Results
Certain financial information for our Agriculture, Construction and International business segments is set forth below. “Shared Resources” in the table below refers to the various unallocated income/(expense) items that we have retained at the general corporate level. Revenue between segments is immaterial.

	Three Months Ended April 30,		Increase/	Percent
	2015	2014	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$239,855	$344,381	$(104,526)	(30.4)%
Construction	81,171	91,765	(10,594)	(11.5)%
International	32,170	29,317	2,853	9.7%
Total	$353,196	$465,463	$(112,267)	(24.1)%

Income (Loss) Before Income Taxes
Agriculture	$(1,086)	$3,505	$(4,591)	(131.0)%
Construction	(3,565)	(5,993)	2,428	40.5%
International	(4,371)	(5,265)	894	17.0%
Segment income (loss) before income taxes	(9,022)	(7,753)	(1,269)	(16.4)%
Shared Resources	196	(873)	1,069	122.5%
Loss Before Income Taxes	$(8,826)	$(8,626)	$(200)	(2.3)%
Agriculture
Agriculture segment revenue for the first quarter of fiscal 2016 decreased 30.4% compared to the same period last year. The revenue decrease was due to a same-store sales decrease of 28.7% over the first quarter of fiscal 2015, which was primarily due to a decrease in equipment revenue, which was negatively impacted by challenging industry conditions, such as decreases in agricultural commodity prices and projected net farm income, which negatively affected customer sentiment in the first quarter of fiscal 2016. Changes in actual or anticipated net farm income generally have a direct correlation with agricultural equipment purchases by farmers. In February 2015, the U.S. Department of Agriculture published its projections of a decrease in net farm income from calendar year 2014 to 2015. The commodity price of corn and soybeans, which are the predominant crops in our Agriculture store footprint, decreased significantly from the price during the first quarter of fiscal 2015. Our store closings during the quarter ended April 30, 2015 also negatively impacted revenue recognized in the quarter.
Agriculture segment income (loss) before income taxes for the first quarter of fiscal 2016 decreased $4.6 million compared to the same period last year. The decline in segment income (loss) is due to the aforementioned decrease in equipment revenue and a decrease in equipment gross profit margin, but partially offset by a decrease in operating expenses. The compression in equipment gross profit margin is caused by the previously discussed industry challenges and an oversupply of equipment in the Agriculture industry. The decrease in operating expenses is the result of the cost savings associated with our realignment plan implemented in the first quarter of fiscal 2016 and lower commission expense resulting from the decrease in equipment gross profit.
Construction
Construction segment revenue for the first quarter of fiscal 2016 decreased 11.5% compared to the same period last year. The revenue decrease was due to a same-store sales decrease of 5.9% over the first quarter of fiscal 2015, and due to the impact of our store closings. The decrease in Construction same-store sales was experienced in the equipment, parts and service lines of business and resulted from the strong revenue quarter realized in the first quarter of fiscal 2015.
Our Construction segment loss before income taxes was $3.6 million for the first quarter of fiscal 2016 compared to segment loss before income taxes of $6.0 million for the first quarter of fiscal 2015. The decrease in segment loss before income taxes was primarily due to costs savings associated with our realignment plan implemented in the first quarter of fiscal 2016 and a reduction in exit costs recognized in the first quarter of fiscal 2016 versus the amount of exit costs recognized in the same period last year. The decrease in operating expenses and exit costs were partially offset by the impact of decreased segment revenue and decreased rental and other gross profit margins. The decrease in rental and other gross profit margin was primarily the result of lower oil prices negatively impacting rental demand in our oil producing markets. Reduced rental demand negatively impacted our rental revenue in these markets and resulted in lower rental fleet dollar utilization and rental fleet gross profit margin. The dollar utilization of our rental fleet decreased, from 22.9% in the first quarter of fiscal 2015 to 19.1% in the first quarter of fiscal 2016.

International
International segment revenue for the first quarter of fiscal 2016 increased $2.9 million compared to the same period last year, all of which was the result of an increase in same-store sales.
Our International segment loss before income taxes was $4.4 million for the first quarter of fiscal 2016 compared to $5.3 million for the same period last year. The improvement in segment loss was the result of lower operating expenses and lower floorplan interest expense. The reduction in operating expenses for the first quarter of fiscal 2016, as compared to the same period in the prior year, was the result of the cost saving initiatives implemented in late fiscal 2015 and in the first quarter of fiscal 2016. In addition, operating expenses also benefited from the impact of changing foreign currency exchange rates. Floorplan interest expense decreased in the first quarter of fiscal 2016 compared to the same period last year due to a reduction in interest-bearing floorplan payables resulting from a reduction in our inventory levels. Interest income and other income (expense) also decreased in the first quarter of fiscal 2016 compared to the same period last year due to lower foreign currency remeasurement losses in Ukraine. The impact of lower operating expenses, lower floorplan interest expense and lower remeasurement losses were partially offset by compressed equipment gross profit margins resulting from lower commodity prices negatively impacting the global agriculture market and the economic and political conditions present in Ukraine.
Shared Resources/Eliminations
We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate these net expenses to our segments. Since these allocations are set early in the year, unallocated balances may occur.
Non-GAAP Financial Measures
To supplement our earnings (loss) per share - diluted ("Diluted EPS") presented on a GAAP basis, we use non-GAAP Diluted EPS, which excludes the impact of the write-off of debt issuance costs, costs associated with our realignment/store closings and foreign currency remeasurement losses in Ukraine resulting from a devaluation of the Ukrainian hryvnia. We believe that the presentation of non-GAAP Diluted EPS is relevant and useful to our management and investors because it provides a measurement of earnings on activities we consider to occur in the ordinary course of our business. Non-GAAP Diluted EPS should be evaluated in addition to, and not considered a substitute for, or superior to, the GAAP measure of Diluted EPS. In addition, other companies may calculate non-GAAP Diluted EPS in a different manner, which may hinder comparability with other companies.

The following table reconciles Diluted EPS, a GAAP measure, to non-GAAP Diluted EPS:

	Three Months Ended April 30,
	2015	2014
	(dollars in thousands, except per share data)
Net Loss Attributable to Titan Machinery Inc. Common Stockholders
Net Loss Attributable to Titan Machinery Inc. Common Stockholders	$(6,199)	$(6,489)
Non-GAAP Adjustments
Debt Issuance Cost Write-Off	318	—
Realignment / Store Closing Costs	945	1,896
Ukraine Remeasurement	2,006	3,078
Total Non-GAAP Adjustments	3,269	4,974
Adjusted Net Loss Attributable to Titan Machinery Inc. Common Stockholders	$(2,930)	$(1,515)

Earnings (Loss) per Share - Diluted
Earnings (Loss) per Share - Diluted	$(0.29)	$(0.31)
Non-GAAP Adjustments
Debt Issuance Cost Write-Off	0.02	—
Realignment / Store Closing Costs	0.04	0.09
Ukraine Remeasurement	0.10	0.15
Total Non-GAAP Adjustments	$0.16	$0.24
Adjusted Earnings (Loss) per Share - Diluted	$(0.13)	$(0.07)

Liquidity and Capital Resources
Sources of Liquidity
Our primary sources of liquidity are cash reserves, cash generated from operations, and borrowings under our floorplan payable and other credit facilities. We expect these sources of liquidity to be sufficient to fund our working capital requirements, acquisitions, capital expenditures and other investments in our business, service our debt, pay our tax and lease obligations and other commitments and contingencies, and meet any seasonal operating requirements for the foreseeable future, provided, however, that our borrowing capacity under our credit agreements is dependent on compliance with various financial covenants as further described in the "Risk Factors" section of our Annual Report on Form 10-K. We have worked in the past, and will continue to work in the future, with our lenders to implement satisfactory modifications to certain financial covenants as appropriate for the business conditions confronted by us.
Equipment Inventory and Floorplan Payable Credit Facilities
As of April 30, 2015, the Company had discretionary floorplan payable lines of credit for equipment purchases totaling approximately $1.1 billion, which includes a $275.0 million Floorplan Payable Line with Wells Fargo, a $450.0 million credit facility with CNH Industrial Capital, a $200.0 million credit facility with Agricredit and the U.S. dollar equivalent of $128.4 million in credit facilities related to our foreign subsidiaries. Floorplan payables relating to these credit facilities totaled approximately $573.0 million of the total floorplan payable balance of $606.7 million outstanding as of April 30, 2015.
Our equipment inventory turnover was 1.3 for the four quarters ended April 30, 2015 compared to 1.6 for the four quarters ended April 30, 2014. While our equipment inventories, including amounts classified as held for sale, decreased 21.0% from April 30, 2014 to April 30, 2015, the decrease in turnover was the result of the lower equipment sales in the four quarter period ended April 30, 2015. Our equity in equipment inventory, which reflects the portion of our equipment inventory balance that is not financed by floorplan payables, increased to 21.8% as of April 30, 2015 from 18.7% as of January 31, 2015, respectively.

Adequacy of Capital Resources
Our primary uses of cash have been to fund our strategic acquisitions and fund our operating activities, including the purchase of inventory, meeting our debt service requirements, providing working capital, making payments due under building space operating leases and manufacturer floorplan payables. Based on our current operational performance, we believe our cash flow from operations, available cash and available borrowings under our existing credit facilities will adequately provide our liquidity needs for, at a minimum, the next 12 months. Our main financing arrangements, in which we had discretionary floorplan lines of credit totaling approximately $1.05 billion as of April 30, 2015, are described in Note 4 of the notes to our consolidated financial statements. As of April 30, 2015, we are in compliance with the financial covenants under these agreements. If anticipated operating results create the likelihood of a future covenant violation, we would work with our lenders on an appropriate modification or amendment to our financing arrangements.
Cash Flow
Cash Flow Provided By Or Used For Operating Activities
Net cash provided by operating activities was $14.3 million for the three months ended April 30, 2015, compared to net cash used for operating activities of $54.6 million for the three months ended April 30, 2014. Net cash provided by operating activities for the three months ended April 30, 2015 was primarily attributable to a reduction in working capital, including a reduction of accounts receivables and prepaid expenses and an increase in manufacturer floorplan payables. Net cash used for operating activities for the three months ended April 30, 2014 was primarily attributable to an increase in our inventories and a decrease in manufacturer floorplan payables financing such inventories. We evaluate our cash flow from operating activities net of all floorplan activity. Taking this adjustment into account, our non-GAAP cash flow used for operating activities was $15.7 million and cash flow provided by operating activities was $10.7 million for the three months ended April 30, 2015 and 2014, respectively. For reconciliation of this non-GAAP financial measure, please see the Non-GAAP Cash Flow Reconciliation below. As previously mentioned, our equity in equipment inventory increased to 21.8% as of April 30, 2015 from 18.7% as of January 31, 2015, respectively. The increase in the equity in equipment inventory resulted in a reduction of our floorplan payable balance of $23.7 million which impacted our non-GAAP net cash provided by (used for) operating activities.
Cash Flow Used For Investing Activities
Net cash used for investing activities was $1.5 million for the three months ended April 30, 2015, compared to $6.1 million for the three months ended April 30, 2014. Cash used for investing activities was primarily for the purchase of property and equipment.
Cash Flow Provided By Or Used For Financing Activities
Net cash used for financing activities was $35.3 million for the three months ended April 30, 2015 compared to net cash provided by financing activities of $68.4 million for the three months ended April 30, 2014. For the three months ended April 30, 2015, net cash used for financing activities primarily resulted from a decrease in non-manufacturer floorplan payables. For the three months ended April 30, 2014, net cash provided by financing activities primarily consisted of an increase in non-manufacturer floorplan payables, which increased as a result of higher equipment inventory balances.
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

	As Reported	Adjustment	Non-GAAP Measures
	(in thousands)
Three Months Ended April 30, 2015
Net cash provided by (used for) operating activities	$14,306	$(30,001)	$(15,695)
Net cash used for financing activities	(35,320)	30,001	(5,319)
Three Months Ended April 30, 2014
Net cash provided by (used for) operating activities	$(54,602)	$65,305	$10,703
Net cash provided by financing activities	68,425	(65,305)	3,120
Non-GAAP cash flow provided by (used for) operating activities and non-GAAP net cash provided by (used for) financing activities should be evaluated in addition to, and not considered a substitute for, or superior to, the GAAP measures of net cash provided by (used for) operating and financing activities.
Certain Information Concerning Off-Balance Sheet Arrangements
As of April 30, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. In the normal course of our business activities, we lease real estate, vehicles and equipment under operating leases.
PRIVATE SECURITIES LITIGATION REFORM ACT
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such “forward-looking” information is included in this Quarterly Report on Form 10-Q, including in “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations,” as well as in our Annual Report on Form 10-K for the year ended January 31, 2015, and in other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company).
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
Interest Rate Risk

Exposure to changes in interest rates results from borrowing activities used to fund operations. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. We have both fixed and floating rate financing. Some of our floating rate credit facilities contain minimum rates of interest to be charged. Based upon our interest-bearing balances and interest rates as of April 30, 2015, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $3.7 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $3.7 million. At April 30, 2015, we had total floorplan payables of variable rate floorplan payable of $606.7 million, of which approximately $338.7 million was interest-bearing, $168.0 million was non-interest bearing and $100.0 million was effectively fixed rate due to our interest rate swap instrument. At April 30, 2015, we also had variable notes payable and long-term debt of $32.2 million, and fixed rate notes payable and long-term debt of $38.1 million.
Foreign Currency Exchange Rate Risk
Our foreign currency exposures arise as the result of our foreign operations. We are exposed to transactional foreign currency exchange rate risk through our foreign entities’ holding assets and liabilities denominated in currencies other than their functional currency. In addition, the Company is exposed to foreign currency transaction risk as the result of certain intercompany financing transactions. The Company attempts to manage its transactional foreign currency exchange rate risk through the use of derivative financial instruments, primarily foreign exchange forward contracts, or through natural hedging instruments. Based upon balances and exchange rates as of April 30, 2015, holding other variables constant, we believe that a hypothetical 10% increase or decrease in all applicable foreign exchange rates would not have a material impact on our results of operations or cash flows. As of April 30, 2015, our Ukrainian subsidiary had $0.8 million of net monetary assets denominated in Ukrainian hryvnia (UAH). We have attempted to minimize our net monetary asset position through reducing overall asset levels in Ukraine and through borrowing in UAH which serves as a natural hedging instrument offsetting our net UAH denominated assets. Currency and payment controls imposed by the National Bank of Ukraine have limited our ability to manage our net monetary asset position. The UAH devalued significantly during the three month period ended April 30, 2015. Continued and significant devaluation of the UAH could have a material impact on our results of operations and cash flows.
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
ITEM 1A.             RISK FACTORS
In addition to the other information set forth in this report, including the important information in “Private Securities Litigation Reform Act,” you should carefully consider the “Risk Factors” discussed in our Form 10-K for the year ended January 31, 2015 as filed with the Securities and Exchange Commission. Those factors, if they were to occur, could cause our actual results to differ materially from those expressed in our forward-looking statements in this report, and materially adversely affect our financial condition or future results. Although we are not aware of any other factors, aside from those discussed in our Form 10-K, that we currently anticipate will cause our forward-looking statements to differ materially from our future actual results, or materially affect the Company’s financial condition or future results, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.
ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not have any unregistered sales of equity securities during the fiscal quarter ended April 30, 2015.
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

Dated:	June 9, 2015
TITAN MACHINERY INC.

		By	/s/ Mark Kalvoda
Mark Kalvoda
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX
TITAN MACHINERY INC.
FORM 10-Q

No.	Description
*10.1	Services Agreement dated May 11, 2015 between Peter Christianson and the Registrant+
*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended April 30, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

*Filed herewith
** Furnished herewith
+ Management compensatory plan or arrangement