Form 10-Q
period 2015-07-31
Titan Machinery Inc.
filed 2015-09-09
CIK 1409171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

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

The number of shares outstanding of the registrant’s common stock as of August 31, 2015 was: Common Stock, $0.00001 par value, 21,573,553 shares.

TITAN MACHINERY INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. — FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

TITAN MACHINERY INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	July 31, 2015	January 31, 2015
	(Unaudited)
Assets
Current Assets
Cash	$95,416	$127,528
Receivables (net of allowance of $4,054 and $4,218 as of July 31, 2015 and January 31, 2015, respectively)	70,797	76,382
Inventories	877,823	879,440
Prepaid expenses and other	5,353	10,634
Income taxes receivable	3,834	166
Deferred income taxes	18,297	19,025
Assets held for sale	11,246	15,312
Total current assets	1,082,766	1,128,487
Intangibles and Other Assets
Intangible assets, net of accumulated amortization	5,272	5,458
Other	6,490	7,122
Total intangibles and other assets	11,762	12,580
Property and Equipment, net of accumulated depreciation	186,000	208,680
Total Assets	$1,280,528	$1,349,747

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$18,358	$17,659
Floorplan payable	619,636	627,249
Current maturities of long-term debt	6,365	7,749
Customer deposits	15,442	35,090
Accrued expenses	30,062	35,496
Income taxes payable	—	3,529
Liabilities held for sale	2,531	2,835
Total current liabilities	692,394	729,607
Long-Term Liabilities
Senior convertible notes	134,170	132,350
Long-term debt, less current maturities	41,629	67,123
Deferred income taxes	39,433	38,996
Other long-term liabilities	3,289	3,312
Total long-term liabilities	218,521	241,781
Commitments and Contingencies
Stockholders' Equity
Common stock, par value $.00001 per share, 45,000 shares authorized; 21,574 shares issued and outstanding at July 31, 2015; 21,406 shares issued and outstanding at January 31, 2015	—	—
Additional paid-in-capital	241,158	240,180
Retained earnings	131,120	137,418
Accumulated other comprehensive loss	(3,492)	(1,099)
Total Titan Machinery Inc. stockholders' equity	368,786	376,499
Noncontrolling interest	827	1,860
Total stockholders' equity	369,613	378,359
Total Liabilities and Stockholders' Equity	$1,280,528	$1,349,747
 See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Revenue
Equipment	$221,016	$320,087	$465,999	$665,132
Parts	62,081	70,526	123,601	138,905
Service	32,842	38,447	65,744	75,531
Rental and other	18,251	21,930	32,042	36,885
Total Revenue	334,190	450,990	687,386	916,453
Cost of Revenue
Equipment	203,152	292,879	430,185	609,161
Parts	43,382	49,730	86,953	97,744
Service	12,327	13,529	23,687	27,932
Rental and other	13,260	15,199	24,057	26,024
Total Cost of Revenue	272,121	371,337	564,882	760,861
Gross Profit	62,069	79,653	122,504	155,592
Operating Expenses	55,385	67,795	112,495	138,947
Impairment and Realignment Costs	(104)	151	1,497	2,952
Income from Operations	6,788	11,707	8,512	13,693
Other Income (Expense)
Interest income and other income (expense)	837	(1,028)	(1,287)	(3,606)
Floorplan interest expense	(4,744)	(5,308)	(9,343)	(9,901)
Other interest expense	(3,360)	(3,559)	(7,187)	(7,000)
Income (Loss) Before Income Taxes	(479)	1,812	(9,305)	(6,814)
Provision for (Benefit from) Income Taxes	(649)	2,587	(2,585)	854
Net Income (Loss) Including Noncontrolling Interest	$170	$(775)	$(6,720)	$(7,668)
Less: Net Income (Loss) Attributable to Noncontrolling Interest	164	(161)	(422)	(505)
Net Income (Loss) Attributable to Titan Machinery Inc.	$6	$(614)	$(6,298)	$(7,163)
Net Income (Loss) Allocated to Participating Securities - Note 1	—	11	112	114
Net Income (Loss) Attributable to Titan Machinery Inc. Common Stockholders	$6	$(603)	$(6,186)	$(7,049)
Earnings (Loss) per Share - Note 1
Earnings (Loss) per Share - Basic	$0.00	$(0.03)	$(0.29)	$(0.34)
Earnings (Loss) per Share - Diluted	$0.00	$(0.03)	$(0.29)	$(0.34)
Weighted Average Common Shares - Basic	21,105	20,986	21,075	20,969
Weighted Average Common Shares - Diluted	21,217	20,986	21,075	20,969

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Net Income (Loss) Including Noncontrolling Interest	$170	$(775)	$(6,720)	$(7,668)
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	2,462	1,066	(3,729)	(154)
Unrealized gain on net investment hedge derivative instruments, net of tax expense of $84 and $528 for the three months ended July 31, 2015 and 2014, respectively, and $128 and $30 for the six months ended July 31, 2015 and 2014, respectively	126	793	193	46
Unrealized gain (loss) on interest rate swap cash flow hedge derivative instrument, net of tax expense (benefit) of ($42) and ($34) for the three months ended July 31, 2015 and 2014, respectively, and $30 and ($32) for the six months ended July 31, 2015 and 2014, respectively	(63)	(49)	46	(46)
Unrealized gain on foreign currency contract cash flow hedge derivative instruments, net of tax expense of $8 and $29 for the three and six months ended July 31, 2014, respectively	—	12	—	44
Reclassification of loss on interest rate swap cash flow hedge derivative instruments included in net income (loss), net of tax benefit of $147 and $319 for the three and six months ended July 31, 2015, respectively	220	—	478	—
Reclassification of loss on foreign currency contract cash flow hedge derivative instruments included in net income (loss), net of tax benefit of $0 and $8 for the three months ended July 31, 2015 and July 31, 2014, respectively, and $5 and $14 for the six months ended July 31, 2015 and 2014, respectively	—	11	8	20
Total Other Comprehensive Income (Loss)	2,745	1,833	(3,004)	(90)
Comprehensive Income (Loss)	2,915	1,058	(9,724)	(7,758)
Comprehensive Income (Loss) Attributable to Noncontrolling Interest	672	132	(1,033)	(518)
Comprehensive Income (Loss) Attributable To Titan Machinery Inc.	$2,243	$926	$(8,691)	$(7,240)

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
	Shares Outstanding	Amount	Additional Paid-In Capital	Retained Earnings	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Net Investment Hedges	Unrealized Gains (Losses) on Interest Rate Swap Cash Flow Hedges	Unrealized Gains (Losses) on Foreign Currency Contract Cash Flow Hedges	Total	Total Titan Machinery Inc. Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
Balance, January 31, 2014	21,261	$—	$238,857	$169,575	$1,541	$(339)	$(737)	$(126)	$339	$408,771	$2,571	$411,342
Common stock issued on grant of restricted stock (net of forfeitures), exercise of stock options, and tax benefits of equity awards	152	—	(50)	—	—	—	—	—	—	(50)	—	(50)
Stock-based compensation expense	—	—	1,078	—	—	—	—	—	—	1,078	—	1,078
Other	—	—	(502)	—	—	—	—	—	—	(502)	501	(1)
Comprehensive loss:
Net loss	—	—	—	(7,163)	—	—	—	—	—	(7,163)	(505)	(7,668)
Other comprehensive income (loss)	—	—	—	—	(141)	46	(46)	64	(77)	(77)	(13)	(90)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(7,240)	(518)	(7,758)
Balance, July 31, 2014	21,413	$—	$239,383	$162,412	$1,400	$(293)	$(783)	$(62)	$262	$402,057	$2,554	$404,611

Balance, January 31, 2015	21,406	$—	$240,180	$137,418	$(1,632)	$2,510	$(1,940)	$(37)	$(1,099)	$376,499	$1,860	$378,359
Common stock issued on grant of restricted stock (net of forfeitures), exercise of stock options, and tax benefits of equity awards	168	—	(158)	—	—	—	—	—	—	(158)	—	(158)
Stock-based compensation expense	—	—	1,136	—	—	—	—	—	—	1,136	—	1,136
Comprehensive loss:
Net loss	—	—	—	(6,298)	—	—	—	—	—	(6,298)	(422)	(6,720)
Other comprehensive income (loss)	—	—	—	—	(3,118)	193	524	8	(2,393)	(2,393)	(611)	(3,004)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(8,691)	(1,033)	(9,724)
Balance, July 31, 2015	21,574	$—	$241,158	$131,120	$(4,750)	$2,703	$(1,416)	$(29)	$(3,492)	$368,786	$827	$369,613

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended July 31,
	2015	2014
Operating Activities
Net loss including noncontrolling interest	$(6,720)	$(7,668)
Adjustments to reconcile net loss including noncontrolling interest to net cash provided by (used for) operating activities
Depreciation and amortization	13,824	14,746
Impairment	152	268
Deferred income taxes	689	385
Stock-based compensation expense	1,136	1,078
Noncash interest expense	3,018	2,326
Unrealized foreign currency (gain) loss on loans to international subsidiaries	816	(319)
Other, net	(245)	(17)
Changes in assets and liabilities
Receivables, prepaid expenses and other assets	6,296	20,350
Inventories	8,910	(68,312)
Manufacturer floorplan payable	186,563	(643)
Accounts payable, customer deposits, accrued expenses and other long-term liabilities	(21,444)	(38,352)
Income taxes	(7,426)	(3,249)
Net Cash Provided by (Used for) Operating Activities	185,569	(79,407)
Investing Activities
Rental fleet purchases	(250)	(502)
Property and equipment purchases (excluding rental fleet)	(3,910)	(8,249)
Proceeds from sale of property and equipment	2,201	2,444
Proceeds upon settlement of net investment hedge derivative instruments	337	1,219
Payments upon settlement of net investment hedge derivative instruments	—	(915)
Other, net	133	24
Net Cash Used for Investing Activities	(1,489)	(5,979)
Financing Activities
Net change in non-manufacturer floorplan payable	(190,744)	100,790
Proceeds from long-term debt borrowings	20,058	5,832
Principal payments on long-term debt	(44,468)	(5,558)
Other, net	(573)	(264)
Net Cash Provided by (Used for) Financing Activities	(215,727)	100,800
Effect of Exchange Rate Changes on Cash	(465)	57
Net Change in Cash	(32,112)	15,471
Cash at Beginning of Period	127,528	74,242
Cash at End of Period	$95,416	$89,713
Supplemental Disclosures of Cash Flow Information
Cash paid during the period
Income taxes, net of refunds	$4,093	$3,734
Interest	$13,401	$13,830
Supplemental Disclosures of Noncash Investing and Financing Activities
Net property and equipment financed with long-term debt, accounts payable and accrued liabilities	$612	$3,968
Long-term debt extinguished upon sale of property and equipment	$3,315	$—
Net transfer of assets to (from) property and equipment from (to) inventories	$(6,871)	$7,218

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1—BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The quarterly operating results for Titan Machinery Inc. (the “Company”) are subject to fluctuation due to varying weather patterns, which may impact the timing and amount of equipment purchases, rentals, and after-sales parts and service purchases by the Company’s Agriculture, Construction and International customers. Therefore, operating results for the six-month period ended July 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2016. The information contained in the balance sheet as of January 31, 2015 was derived from the audited financial statements for the Company for the year then ended. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended January 31, 2015 as filed with the SEC.
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
Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, particularly related to realization of inventory, initial valuation and impairment of intangible assets, collectability of receivables, and income taxes.
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
Diluted EPS were computed by dividing net income (loss) attributable to Titan Machinery Inc. after allocation of income (loss) to participating securities by the weighted-average shares of common stock outstanding after adjusting for potential dilution related to the conversion of all dilutive securities into common stock. All potentially dilutive securities were included in the computation of diluted EPS. There were approximately 112,000 and 225,000 stock options outstanding that were excluded from the computation of diluted EPS for the three months ended July 31, 2015 and 2014, respectively, because they were anti-dilutive. There were approximately 208,000 and 225,000 stock options outstanding that were excluded from the computation of diluted EPS for the six months ended July 31, 2015 and 2014, respectively, because they were anti-dilutive. None of the approximately 3,474,000 shares underlying the Company’s senior convertible notes were included in the computation of diluted EPS because the Company’s average stock price was less than the conversion price of $43.17.

The following table sets forth the calculation of the denominator for basic and diluted EPS:

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
	(in thousands, except per share data)		(in thousands, except per share data)
Basic Weighted-Average Common Shares Outstanding	21,105	20,986	21,075	20,969
Plus: Incremental Shares From Assumed Exercise of Stock Options	112	—	—	—
Diluted Weighted-Average Common Shares Outstanding	21,217	20,986	21,075	20,969

Earnings (Loss) per Share - Basic	$0.00	$(0.03)	$(0.29)	$(0.34)
Earnings (Loss) per Share - Diluted	$0.00	$(0.03)	$(0.29)	$(0.34)
Recent Accounting Guidance
In May 2014 and August 2015, the FASB issued authoritative guidance on accounting for revenue recognition, codified in ASC 606, Revenue from Contracts with Customers. This guidance supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This guidance is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The Company will adopt this guidance on February 1, 2018, and will employ one of the two retrospective application methods. The Company has not determined the potential effects adoption of this standard will have on the consolidated financial statements.
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
In April 2015, the FASB amended authoritative guidance on debt issuance costs, codified in ASC 835-30, Imputation of Interest. The amended guidance changes the balance sheet presentation of debt issuance costs to be a direct deduction from the related debt liability rather than an asset. This guidance is effective for the Company on February 1, 2016, with early adoption permitted. As of July 31, 2015, the Company had debt issuance costs associated with its senior convertible notes and lines of credit that are classified as noncurrent other assets, which upon adoption will be classified as a reduction from the respective liability balances. Its adoption will not have any impact on the Company's consolidated statements of operations.
In July 2015, the FASB amended authoritative guidance on accounting for measurement of inventory, codified in ASC 330, Inventory. The amended guidance requires inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance is effective for the Company on February 1, 2017, with early adoption permitted. The Company has not determined the potential effects adoption of this standard will have on the consolidated financial statements.

NOTE 2—INVENTORIES

	July 31, 2015	January 31, 2015
	(in thousands)
New equipment	$454,852	$442,984
Used equipment	313,689	318,308
Parts and attachments	97,006	107,893
Work in process	12,276	10,255
	$877,823	$879,440
NOTE 3—PROPERTY AND EQUIPMENT

	July 31, 2015	January 31, 2015
	(in thousands)
Rental fleet equipment	$137,310	$148,198
Machinery and equipment	23,762	24,071
Vehicles	37,947	43,435
Furniture and fixtures	38,487	39,421
Land, buildings, and leasehold improvements	57,426	57,630
	294,932	312,755
Less accumulated depreciation	(108,932)	(104,075)
	$186,000	$208,680

NOTE 4—LINES OF CREDIT / FLOORPLAN PAYABLE
Floorplan Lines of Credit
Floorplan payable balances reflect the amount owed for new equipment inventory purchased from a manufacturer and for used equipment inventory, which is primarily acquired through trade-in on equipment sales. Certain of the manufacturers from which the Company purchases new equipment inventory offer financing on these purchases, either offered directly from the manufacturer or through the manufacturers’ captive finance subsidiaries. CNH Industrial America LLC's captive finance subsidiary, CNH Industrial Capital America LLC ("CNH Industrial Capital"), also provides financing of used equipment inventory. The Company also has floorplan payable balances with non-manufacturer lenders for new and used equipment inventory. Cash flows associated with manufacturer floorplan payable are reported as operating cash flows while cash flows associated with in non-manufacturer floorplan payable are reported as financing cash flows in the Company's consolidated statements of cash flows. The Company has three significant floorplan lines of credit, credit facilities related to its foreign subsidiaries, and other floorplan payable balances with non-manufacturer lenders and manufacturers other than CNH Industrial.
As of July 31, 2015, the Company had discretionary floorplan lines of credit for equipment inventory purchases totaling approximately $1.0 billion, which includes a $275.0 million Floorplan Payable Line with a group of banks led by Wells Fargo Bank, National Association ("Wells Fargo"), a $450.0 million credit facility with CNH Industrial Capital, a $200.0 million credit facility with Agricredit Acceptance LLC and the U.S. dollar equivalent of $116.0 million in credit facilities related to our foreign subsidiaries. Floorplan payables relating to these credit facilities totaled approximately $598.3 million of the total floorplan payable balance of $619.6 million outstanding as of July 31, 2015 and $594.1 million of the total floorplan payable balance of $627.2 million outstanding as of January 31, 2015; the remaining outstanding balances relate to equipment inventory financing from manufacturers and non-manufacturer lenders other than the aforementioned lines of credit. As of July 31, 2015, the interest-bearing U.S. floorplan payables carried various interest rates primarily ranging from 3.31% to 5.03%, and the foreign floorplan payables carried various interest rates primarily ranging from 1.81% to 12.00%.
Working Capital Line of Credit
As of July 31, 2015, the Company had a $87.5 million working capital line of credit under the credit facility with Wells Fargo. The Company had $18.7 million outstanding on its working capital line of credit as of July 31, 2015 and January 31, 2015. Amounts outstanding are recorded as long-term debt, within long-term liabilities on the consolidated balance sheets, as the Company does not have an obligation to repay amounts borrowed within one year.

NOTE 5—SENIOR CONVERTIBLE NOTES
The Company’s 3.75% Senior Convertible Notes issued on April 24, 2012 (“Convertible Notes”) consisted of the following:

	July 31, 2015	January 31, 2015
	(in thousands except conversion rate and conversion price)
Principal value	$150,000	$150,000
Unamortized debt discount	(15,830)	(17,650)
Carrying value of senior convertible notes	$134,170	$132,350

Carrying value of equity component, net of deferred taxes	$15,546	$15,546

Conversion rate (shares of common stock per $1,000 principal amount of notes)	23.1626
Conversion price (per share of common stock)	$43.17
The Company recognized interest expense associated with its Senior Convertible Notes as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Cash Interest Expense
Coupon interest expense	$1,407	$1,407	$2,813	$2,813
Noncash Interest Expense
Amortization of debt discount	926	864	1,820	1,699
Amortization of transaction costs	138	134	274	267
	$2,471	$2,405	$4,907	$4,779
The Senior Convertible Notes mature on May 1, 2019, unless earlier purchased by the Company, redeemed or converted. As of July 31, 2015, the unamortized debt discount will be amortized over a remaining period of approximately 3.75 years. As of July 31, 2015 and January 31, 2015, the if-converted value of the Senior Convertible Notes did not exceed the principal balance. The effective interest rate of the liability component was equal to 7.0% for each of the statements of operations periods presented.
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
The following table sets forth the notional value of the Company's outstanding derivative instruments.

	Notional Amount as of:
	July 31, 2015	January 31, 2015
	(in thousands)
Net investment hedge:
Foreign currency contracts	$6,443	$14,223
Cash flow hedges:
Interest rate swap	100,000	100,000
Foreign currency contracts	—	—
Derivatives not designated as hedging instruments:
Foreign currency contracts	26,122	30,030
The following table sets forth the fair value of the Company’s outstanding derivative instruments.

	Fair Value as of:		Balance Sheet Location
	July 31, 2015	January 31, 2015
	(in thousands)
Liability Derivatives:
Derivatives designated as hedging instruments:
Net investment hedges:
Foreign currency contracts	$35	$19	Accrued expenses
Cash flow hedges:
Interest rate swap	2,377	3,233	Accrued expenses
Derivatives not designated as hedging instruments:
Foreign currency contracts	108	17	Accrued expenses
Total Liability Derivatives	$2,520	$3,269

The following table sets forth the gains and losses recognized in other comprehensive income (loss) ("OCI") and income (loss) related to the Company’s derivative instruments for the three and six months ended July 31, 2015 and 2014, respectively.

	Three Months Ended July 31,				Six Months Ended July 31,
	2015		2014		2015		2014
	OCI	Income (Loss)	OCI	Income (Loss)	OCI	Income (Loss)	OCI	Income (Loss)	Statements of Operations Classification
	(in thousands)				(in thousands)
Dervatives Designated as Hedging Instruments:
Net investment hedges:
Foreign currency contracts	$210	$—	$1,321	$—	$321	$—	$76	$—	N/A
Cash flow hedges:
Interest rate swap (a)	(105)	(454)	(83)	—	76	(884)	(78)	—	Floorplan interest expense / Interest income and other income (expense)
Foreign currency contracts	—	—	20	(21)	—	(13)	73	(35)	Cost of revenue - equipment
Dervatives Not Designated as Hedging Instruments:
Foreign currency contracts	—	723	—	1,449	—	805	—	146	Interest income and other income (expense)
Total Derivatives	$105	$269	$1,258	$1,428	$397	$(92)	$71	$111

(a) Included in the Income (Loss) amounts under the Company's interest rate swap for the three and six months ended July 31, 2015, is hedge ineffectiveness loss of $0.1 million. This expense was recorded in interest income and other income (expense) in the consolidated statements of operations. The remaining amounts for the three and six months ended July 31, 2015 are reclassification amounts from accumulated other comprehensive income and are recorded in floorplan interest expense in the consolidated statements of operations. No ineffectiveness was recognized for the three and six months ended July 31, 2014.
No components of the Company's net investment or cash flow hedging instruments were excluded from the assessment of hedge ineffectiveness.
As of July 31, 2015, the Company had $2.4 million in pre-tax net unrealized losses associated with its interest rate swap cash flow hedging instrument recorded in accumulated other comprehensive income. The Company expects that $1.4 million of pre-tax unrealized losses associated with its interest rate swap will be reclassified into income over the next 12 months.
NOTE 7—FAIR VALUE OF FINANCIAL INSTRUMENTS
The liabilities which are measured at fair value on a recurring basis as of July 31, 2015 and January 31, 2015 are as follows:

	July 31, 2015				January 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)				(in thousands)
Financial Liabilities
Interest rate swap	$—	$2,377	$—	$2,377	$—	$3,233	$—	$3,233
Foreign currency contracts	—	143	—	143	—	36	—	36
Total Financial Liabilities	$—	$2,520	$—	$2,520	$—	$3,269	$—	$3,269
The valuation for the Company's foreign currency contracts and interest rate swap derivative instruments were valued using discounted cash flow analyses, an income approach, utilizing readily observable market data as inputs.
The Company also has financial instruments that are not recorded at fair value in its consolidated financial statements. The carrying amount of cash, receivables, payables, short-term debt and other current liabilities approximates fair value because of the short maturity and/or frequent repricing of those instruments, which are Level 2 fair value inputs. Based upon current borrowing rates with similar maturities, which are Level 2 fair value inputs, the carrying value of long-term debt approximates the fair value as of July 31, 2015 and January 31, 2015, respectively. The following table provides details on the Senior Convertible Notes as of July 31, 2015 and January 31, 2015. The difference between the face value and the carrying value of these notes is the result of the allocation between the debt and equity components. Fair value of the Senior Convertible Notes was estimated based on Level 2 fair value inputs.

	July 31, 2015			January 31, 2015
	Estimated Fair Value	Carrying Value	Face Value	Estimated Fair Value	Carrying Value	Face Value
	(in thousands)			(in thousands)
Senior convertible notes	$122,607	$134,170	$150,000	$111,273	$132,350	$150,000
NOTE 8—SEGMENT INFORMATION AND OPERATING RESULTS
The Company has three reportable segments: Agriculture, Construction and International. During the three months ended April 30, 2015, the Company made changes to its internal financial reporting, primarily related to the elimination of transactions within a segment. Previously, the segment results were reported at gross amounts with eliminations reported separately to reconcile to consolidated financial results. During the three months ended April 30, 2015, the Company began reporting these eliminations within the segments to which they relate. The financial information as of January 31, 2015 and for the three and six months ended July 31, 2014 have been reclassified for comparability with the current year presentation.
Revenue between segments is immaterial. The Company retains various unallocated income/(expense) items and assets at the general corporate level, which the Company refers to as “Shared Resources” in the table below. Shared Resources assets primarily consist of cash, deferred tax assets and property and equipment.
Certain financial information for each of the Company’s business segments is set forth below.

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Revenue
Agriculture	$209,449	$305,721	$449,304	$650,102
Construction	81,407	101,747	162,578	193,512
International	43,334	43,522	75,504	72,839
Total	$334,190	$450,990	$687,386	$916,453

Income (Loss) Before Income Taxes
Agriculture	$(2,440)	$6,494	$(3,526)	$9,999
Construction	(937)	(368)	(4,502)	(6,361)
International	946	(5,016)	(3,425)	(10,281)
Segment income (loss) before income taxes	(2,431)	1,110	(11,453)	(6,643)
Shared Resources	1,952	702	2,148	(171)
Income (Loss) Before Income Taxes	$(479)	$1,812	$(9,305)	$(6,814)

	July 31, 2015	January 31, 2015
	(in thousands)
Total Assets
Agriculture	$644,644	$734,894
Construction	360,637	393,573
International	144,929	152,587
Segment assets	1,150,210	1,281,054
Shared Resources	130,318	68,693
Total	$1,280,528	$1,349,747

NOTE 9—STORE CLOSINGS AND REALIGNMENT COSTS
To better align the Company's cost structure and re-balance staffing levels with the evolving needs of the business, in March 2015, the Company approved a realignment plan that reduced its headcount by approximately 14%, which included headcount reductions at stores in each of its operating segments and its Shared Resource Center, as well as from the closing of three Agriculture stores and one Construction store. The Company's remaining stores in each of the respective areas assumed the distribution rights for the CNH Industrial brand previously held by the closed stores. The Company estimates the total cost of these activities to be approximately $2.0 million, comprised of an accrual for the net present value of remaining lease obligations, employee severance costs, impairment of certain fixed assets and costs associated with relocation of assets from the closed stores. The Company recognized approximately $0.1 million in realigment costs primarily in its International segment in its fourth quarter ended January 31, 2015, and recognized $1.5 million in the six months ended July 31, 2015.
To better align its Construction business in certain markets, in April 2014, the Company reduced its Construction-related headcount by approximately 12% primarily through the closing of seven underperforming Construction stores, staff reductions at other dealerships and reductions in support staff at its Shared Resource Center. The Company also closed one Agriculture store. The Company's remaining stores in each of the respective areas assumed the majority of the distribution rights for the CNH Industrial brand previously held by the closed stores. The majority of the assets of the closed stores were redeployed to other store locations. Certain inventory items which are not sold by any of our remaining stores were sold at auction. The inventory markdown attributable to such items are included in the exit cost summary below. The Company incurred $3.4 million in exit costs in the six months ended July 31, 2014. No additional amounts are expected to be incurred related to the closing of these stores, exclusive of any changes in lease termination accrual assumptions.

The following summarizes the exit costs associated with the aforementioned store closings and realignment activities:

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014	Income Statement Classification
	(in thousands)		(in thousands)
Construction Segment
Lease termination costs	$—	$(7)	$261	$1,511	Impairment and Realignment Costs
Employee severance costs	(18)	—	240	451	Impairment and Realignment Costs
Impairment of fixed assets, net of gains on asset disposition	(80)	(212)	10	(60)	Impairment and Realignment Costs
Asset relocation and other closing costs	14	197	68	362	Impairment and Realignment Costs
	$(84)	$(22)	$579	$2,264
Agriculture Segment
Lease termination costs	$(160)	$34	$91	$148	Impairment and Realignment Costs
Employee severance costs	29	—	333	71	Impairment and Realignment Costs
Impairment of fixed assets, net of gains on asset disposition	96	—	96	85	Impairment and Realignment Costs
Asset relocation and other closing costs	8	52	93	84	Impairment and Realignment Costs
Inventory cost adjustments	—	67	—	471	Equipment Cost of Sales
	$(27)	$153	$613	$859
Shared Resource Center
Lease termination costs	$—	$—	$49	$—	Impairment and Realignment Costs
Employee severance costs	—	87	187	300	Impairment and Realignment Costs
Impairment of fixed assets, net of gains on asset disposition	7	—	69	—	Impairment and Realignment Costs
	$7	$87	$305	$300
Total
Lease termination costs	$(160)	$27	$401	$1,659	Impairment and Realignment Costs
Employee severance costs	11	87	760	822	Impairment and Realignment Costs
Impairment of fixed assets, net of gains on asset disposition	23	(212)	175	25	Impairment and Realignment Costs
Asset relocation and other closing costs	22	249	161	446	Impairment and Realignment Costs
Inventory cost adjustments	—	67	—	471	Equipment Cost of Sales
	$(104)	$218	$1,497	$3,423	—
A reconciliation of the beginning and ending exit cost liability balance, which is included in accrued expenses in the consolidated balance sheets, follows:

Amount
(in thousands)
Balance, January 31, 2015	$1,706
Exit costs incurred and charged to expense
Lease termination costs	401
Employee severance costs	760
Exit costs paid
Lease termination costs	(331)
Employee severance costs	(740)
Balance, July 31, 2015	$1,796

NOTE 10—HELD FOR SALE
The assets and liabilities which are held for sale are presented in the following table:

	July 31, 2015	January 31, 2015
	(in thousands)
Assets Held for Sale
Receivables	$85	$147
Inventories
New equipment	2,919	6,269
Used equipment	2,818	3,973
Parts and attachments	457	920
Work in process	15	65
Total inventories	6,209	11,227
Property and equipment
Machinery and equipment	44	114
Vehicles	72	155
Furniture and fixtures	24	57
Land, buildings, and leasehold improvements	4,812	3,612
Total property and equipment	4,952	3,938
	$11,246	$15,312

Liabilities Held for Sale
Accounts payable	$47	$151
Floorplan payable	2,470	1,771
Customer deposits	14	913
	$2,531	$2,835

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
The components of income (loss) before income taxes are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
U.S.	$(1,396)	$6,823	$(5,884)	$3,599
Foreign	917	(5,011)	(3,421)	(10,413)
Total	$(479)	$1,812	$(9,305)	$(6,814)

A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
U.S. statutory rate	(35.0)%	35.0%	(35.0)%	(35.0)%
Foreign statutory rates	(56.8)%	61.5%	8.2%	27.9%
State taxes on income net of federal tax benefit	(4.2)%	4.3%	(4.2)%	(4.3)%
Change in valuation allowance	(389.1)%	55.8%	15.4%	67.7%
Tax effect of Ukrainian hryvnia devaluation(a)	352.2%	(14.7)%	(9.1)%	(42.4)%
All other, net	(2.6)%	0.9%	(3.1)%	(1.4)%
	(135.5)%	142.8%	(27.8)%	12.5%

(a) Represents the tax impact of differences in foreign currency losses recognized as the result of Ukrianian hryvnia devaluation between Ukrainian taxable income (loss) and financial reporting income (loss).
NOTE 12—SUBSEQUENT EVENTS
Effective September 1, 2015, the Company amended its credit facility with Agricredit Acceptance LLC. The amendment reduced the available lines of credit from $200.0 million to $172.0 million and changed the interest rate on outstanding balances from three-month LIBOR plus an applicable margin of 4.75% to 5.25% to one-month LIBOR plus an applicable margin of 4.86% to 5.36%, amongst other things. As a result of this amendment, and without adjusting the U.S. dollar amount of the Company's credit facilities related to its foreign subsidiaries based on current foreign currency exchange rates, the Company's total discretionary floorplan payable lines of credit for equipment purchases was reduced from approximately $1.04 billion to $1.01 billion as of September 1, 2015.

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

Realignment Costs
To better align our cost structure and re-balance staffing levels with the evolving needs of the business, in March 2015, we approved a realignment plan that reduced our headcount by approximately 14%, which included headcount reductions at stores in each of our operating segments and our Shared Resource Center, as well as from the closing of three Agriculture stores and one Construction store. Our remaining stores in each of the respective areas assumed the distribution rights for the CNH Industrial brand previously held by the closed stores. The Company estimates the total cost of these activities to be approximately $2.0 million, comprised of an accrual for the net present value of remaining lease obligations, employee severance costs, impairment of certain fixed assets and costs associated with relocation of assets from the closed stores. We recognized $1.5 million in exit costs during the six months ended July 31, 2015.
To better align our Construction business in certain markets, in April 2014, we reduced our Construction-related headcount by approximately 12% primarily through the closing of seven underperforming Construction stores, staff reductions at other dealerships and reductions in support staff at our Shared Resource Center. We also closed one Agriculture store. Our remaining stores in each of the respective areas assumed the majority of the distribution rights for the CNH Industrial brand previously held by the stores which have closed. We recognized $3.4 million in exit costs during the six months ended July 31, 2014.
See also the Non-GAAP Financial Measures section below for the impact of these costs on non-GAAP Diluted EPS.
Foreign Currency Remeasurement Losses
In February of 2014, the National Bank of Ukraine terminated the currency peg of the Ukrainian hryvnia ("UAH") to the USD; subsequent to the decoupling and as a result of the economic and political conditions present in the country, the UAH experienced significant devaluation from the date the currency peg was terminated through July 2015. We recognized foreign currency remeasurement losses resulting from a devaluation of the UAH totaling $0.1 million and $1.3 million for the three months ended July 31, 2015 and July 31, 2014, respectively, and $2.1 million and $4.4 million for the six months ended July 31, 2015 and July 31, 2014, respectively. These losses are included in interest income and other income (expense) in our consolidated statements of operations. See also the Non-GAAP Financial Measures section below for impact of these costs on non-GAAP Diluted EPS.
Segment Reporting
During the three months ended April 30, 2015, the Company made changes to its internal financial reporting, primarily related to the elimination of transactions within a segment. Previously, the segment results were reported at gross amounts with eliminations reported separately to reconcile to consolidated financial results. During the three months ended April 30, 2015, the Company began reporting these eliminations within the segments to which they relate. The financial information for the three and six months ended July 31, 2014 have been reclassified for comparability with the current year presentation.
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
Our net income (loss) attributable to Titan Machinery Inc. common stockholders was $0.0 million, or $0.00 per diluted share, for the three months ended July 31, 2015, compared to net loss attributable to Titan Machinery Inc. common stockholders of $0.6 million, or $0.03 per diluted share, for the three months ended July 31, 2014. Our non-GAAP diluted earnings per share was $0.00 for the three months ended July 31, 2015 and non-GAAP diluted earnings per share was $0.04 for the three months ended July 31, 2014. See the Non-GAAP Financial Measures section below for a reconciliation between the GAAP and non-GAAP measures. Significant factors impacting the quarterly comparisons were:

•	Revenue decreased 25.9% for the second quarter of fiscal 2016, as compared to the second quarter last year, primarily due to a decrease in Agriculture and Construction same-store sales;

•
Total gross profit margin increased to 18.6% for the second quarter of fiscal 2016, as compared to 17.7% for the second quarter of fiscal 2015, primarily caused by a change in gross profit mix to our higher-margin parts and service businesses;

•
Operating expenses decreased 18.3% for the second quarter of fiscal 2016, as compared to the second quarter last year, primarily due to our realignment plan implemented in the first quarter of fiscal 2016 which decreased our headcount by 14% and generated additional cost savings from the closing of four stores during the quarter.

Results of Operations
The results shown below include the operating results of the acquisitions made during these periods. The period-to-period comparisons included below are not necessarily indicative of future results. Segment information is provided later in this discussion and analysis of our results of operations.
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

Comparative financial data for each of our four sources of revenue are expressed below.

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
	(dollars in thousands)		(dollars in thousands)
Equipment
Revenue	$221,016	$320,087	$465,999	$665,132
Cost of revenue	203,152	292,879	430,185	609,161
Gross profit	$17,864	$27,208	$35,814	$55,971
Gross profit margin	8.1%	8.5%	7.7%	8.4%
Parts
Revenue	$62,081	$70,526	$123,601	$138,905
Cost of revenue	43,382	49,730	86,953	97,744
Gross profit	$18,699	$20,796	$36,648	$41,161
Gross profit margin	30.1%	29.5%	29.7%	29.6%
Service
Revenue	$32,842	$38,447	$65,744	$75,531
Cost of revenue	12,327	13,529	23,687	27,932
Gross profit	$20,515	$24,918	$42,057	$47,599
Gross profit margin	62.5%	64.8%	64.0%	63.0%
Rental and other
Revenue	$18,251	$21,930	$32,042	$36,885
Cost of revenue	13,260	15,199	24,057	26,024
Gross profit	$4,991	$6,731	$7,985	$10,861
Gross profit margin	27.3%	30.7%	24.9%	29.4%
The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Revenue
Equipment	66.1%	71.0%	67.8%	72.6%
Parts	18.6%	15.6%	18.0%	15.2%
Service	9.8%	8.5%	9.6%	8.2%
Rental and other	5.5%	4.9%	4.6%	4.0%
Total Revenue	100.0%	100.0%	100.0%	100.0%
Total Cost of Revenue	81.4%	82.3%	82.2%	83.0%
Gross Profit Margin	18.6%	17.7%	17.8%	17.0%
Operating Expenses	16.6%	15.1%	16.4%	15.2%
Impairment and Realignment Costs	—%	—%	0.2%	0.3%
Income from Operations	2.0%	2.6%	1.2%	1.5%
Other Income (Expense)	(2.1)%	(2.2)%	(2.6)%	(2.2)%
Income (Loss) Before Income Taxes	(0.1)%	0.4%	(1.4)%	(0.7)%
Provision for (Benefit from) Income Taxes	(0.2)%	0.6%	(0.4)%	0.1%
Net Income (Loss) Including Noncontrolling Interest	0.1%	(0.2)%	(1.0)%	(0.8)%
Less: Net Income (Loss) Attributable to Noncontrolling Interest	0.1%	(0.1)%	(0.1)%	—%
Net Income (Loss) Attributable to Titan Machinery Inc.	—%	(0.1)%	(0.9)%	(0.8)%

Three Months Ended July 31, 2015 Compared to Three Months Ended July 31, 2014
Consolidated Results
Revenue

	Three Months Ended July 31,			Percent
	2015	2014	(Decrease)	Change
	(dollars in thousands)
Equipment	$221,016	$320,087	$(99,071)	(31.0)%
Parts	62,081	70,526	(8,445)	(12.0)%
Service	32,842	38,447	(5,605)	(14.6)%
Rental and other	18,251	21,930	(3,679)	(16.8)%
Total Revenue	$334,190	$450,990	$(116,800)	(25.9)%

The decrease in revenue for the second quarter of fiscal 2016 was primarily due to a decrease in same-store sales of 24.2% over the comparable prior year period, mainly driven by a decrease in Agriculture same-store sales of 29.9%. Agriculture same-store sales decreased primarily due to a decrease in equipment revenue and were negatively impacted by challenging industry conditions such as decreases in agricultural commodity prices and projected net farm income, which, among other things, have a negative effect on customer sentiment and our customers' ability to secure financing for their equipment purchases. Changes in actual or anticipated net farm income generally have a direct correlation with agricultural equipment purchases by farmers. Construction same-store sales decreased in the second quarter of fiscal 2016 by 17.8%, largely due to the decline in oil prices and a reduction in purchases of Construction equipment by customers in the agriculture industry as a result of the aforementioned challenging industry conditions, as well as the strong revenue amount and revenue growth realized during the second quarter of fiscal 2015 in which we achieved a same-store sale increase of 26.5% over the second quarter of fiscal 2014. The closing of four stores during the quarter ended April 30, 2015 also negatively impacted our revenue.
Gross Profit

	Three Months Ended July 31,		Increase/	Percent
	2015	2014	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$17,864	$27,208	$(9,344)	(34.3)%
Parts	18,699	20,796	(2,097)	(10.1)%
Service	20,515	24,918	(4,403)	(17.7)%
Rental and other	4,991	6,731	(1,740)	(25.9)%
Total Gross Profit	$62,069	$79,653	$(17,584)	(22.1)%
Gross Profit Margin
Equipment	8.1%	8.5%	(0.4)%	(4.7)%
Parts	30.1%	29.5%	0.6%	2.0%
Service	62.5%	64.8%	(2.3)%	(3.5)%
Rental and other	27.3%	30.7%	(3.4)%	(11.1)%
Total Gross Profit Margin	18.6%	17.7%	0.9%	5.1%
Gross Profit Mix
Equipment	28.8%	34.2%	(5.4)%	(15.8)%
Parts	30.1%	26.1%	4.0%	15.3%
Service	33.1%	31.3%	1.8%	5.8%
Rental and other	8.0%	8.4%	(0.4)%	(4.8)%
Total Gross Profit Mix	100.0%	100.0%	—%	—%

The $17.6 million decrease in gross profit for the second quarter of fiscal 2016, as compared to the same period last year, was primarily due to a decrease in revenue. The increase in total gross profit margin from 17.7% for the second quarter of fiscal 2015 to 18.6% for the second quarter of fiscal 2016 was mainly due to a change in gross profit mix to our higher-margin parts and service businesses, and partially offset by decreases in gross profit margin on equipment and rental and other revenue. The compression in equipment gross margin was primarily caused by the previously discussed Agriculture industry challenges, including decreases in agricultural commodity prices and projected net farm income and an over-supply of equipment in the Agriculture industry. The decrease in rental and other gross profit margin was primarily caused by lower oil prices affecting rental demand in our oil producing markets. The reduced rental demand in these markets negatively impacted our rental fleet dollar utilization which decreased from 29.6% in the second quarter of fiscal 2015 to 26.0% in the second quarter of fiscal 2016.
Our company-wide absorption for the second quarter of fiscal 2016 was 77.9% compared to 74.8% during the same period last year. The increase is primarily the result of a reduction of our fixed operating costs from savings associated with our realignment plan implemented in the first quarter of fiscal 2016, but partially offset by a decrease in parts and service gross profit.
Operating Expenses

	Three Months Ended July 31,		Increase/	Percent
	2015	2014	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$55,385	$67,795	$(12,410)	(18.3)%
Operating Expenses as a Percentage of Revenue	16.6%	15.1%	1.5%	9.9%
The $12.4 million decrease in operating expenses, as compared to the same period last year, was primarily the result of our realignment plan implemented in the first quarter of fiscal 2016 in which we reduced our headcount by 14% and generated additional cost savings associated with the closing of four stores in the quarter. The increase in operating expenses as a percentage of total revenue was primarily due to the decrease in total revenue in the second quarter of fiscal 2016, as compared to the second quarter of fiscal 2015, which negatively affected our ability to leverage our fixed operating costs.
Impairment and Realignment Costs

	Three Months Ended July 31,			Percent
	2015	2014	Decrease	Change
	(dollars in thousands)
Impairment and Realignment Costs	$(104)	$151	$(255)	(168.9)%
The realignment costs recognized in each of the the second quarter of fiscal 2016 and fiscal 2015 arise as the result of our store realignment plans and associated exit costs, including accruals for lease terminations and remaining lease obligations, employee severance costs, the impairment of certain fixed assets, and the costs associated with relocating certain assets of our closed stores. The costs recognized in the second quarter of fiscal 2016 were offset by a gain recognized upon termination of a lease of one of our closed stores. See the Non-GAAP Financial Measures section below for impact of these amounts on non-GAAP Diluted EPS.
Other Income (Expense)

	Three Months Ended July 31,		Increase/	Percent
	2015	2014	(Decrease)	Change
	(dollars in thousands)
Interest income and other income (expense)	$837	$(1,028)	$1,865	181.4%
Floorplan interest expense	(4,744)	(5,308)	(564)	(10.6)%
Other interest expense	(3,360)	(3,559)	(199)	(5.6)%
The improvement in interest income and other income (expense) is primarily due to a decrease in foreign currency remeasurement losses in Ukraine, resulting from changes in the valuation of the Ukrainian hryvnia, which totaled $0.1 million and $1.3 million for the three months ended July 31, 2015 and July 31, 2014, respectively, as well as an increase in other income in the second quarter of fiscal 2016, as compared to the second quarter of fiscal 2015. See the Non-GAAP Financial Measures section below for impact of the Ukraine foreign currency remeasurement losses on non-GAAP Diluted EPS. The decrease in floorplan interest expense for the second quarter of fiscal 2016, as compared to the second quarter of fiscal 201

5, was due to a decrease in our average interest-bearing inventory in the second quarter of fiscal 2016, but partially offset by higher interest rates, primarily due to the additional interest cost associated with our interest rate swap instrument.
Provision for (Benefit from) Income Taxes

	Three Months Ended July 31,			Percent
	2015	2014	Decrease	Change
	(dollars in thousands)
Provision for (Benefit from) Income Taxes	$(649)	$2,587	$(3,236)	(125.1)%

Our effective tax rate of 135.5% for the second quarter of fiscal 2016 and 142.8% for the same period last year are impacted by differences in statutory tax rates in our various taxable jurisdictions and the income or loss generated in each jurisdiction, the valuation allowances recorded on deferred tax assets, including net operating losses, in our foreign jurisdictions which have historical losses, and the impact of foreign currency exchange rate volatility of the Ukrainian hryvnia. See Note 11 to our consolidated financial statements for further details on our effective tax rate.
Segment Results
Certain financial information for our Agriculture, Construction and International business segments is set forth below. “Shared Resources” in the table below refers to the various unallocated income/(expense) items that we have retained at the general corporate level. Revenue between segments is immaterial.

	Three Months Ended July 31,		Increase/	Percent
	2015	2014	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$209,449	$305,721	$(96,272)	(31.5)%
Construction	81,407	101,747	(20,340)	(20.0)%
International	43,334	43,522	(188)	(0.4)%
Total	$334,190	$450,990	$(116,800)	(25.9)%

Income (Loss) Before Income Taxes
Agriculture	$(2,440)	$6,494	$(8,934)	(137.6)%
Construction	(937)	(368)	(569)	(154.6)%
International	946	(5,016)	5,962	118.9%
Segment income (loss) before income taxes	(2,431)	1,110	(3,541)	(319.0)%
Shared Resources	1,952	702	1,250	178.1%
Income (Loss) Before Income Taxes	$(479)	$1,812	$(2,291)	(126.4)%
Agriculture
Agriculture segment revenue for the second quarter of fiscal 2016 decreased 31.5% compared to the same period last year. The revenue decrease was due to a same-store sales decrease of 29.9% over the second quarter of fiscal 2015, which was primarily due to a decrease in equipment revenue, which was negatively impacted by challenging industry conditions, such as decreases in agricultural commodity prices and projected net farm income, which, among other things, have a negative effect on customer sentiment and our customers' ability to secure financing for their equipment purchases. Changes in actual or anticipated net farm income generally have a direct correlation with agricultural equipment purchases by farmers. In August 2015, the U.S. Department of Agriculture ("USDA") published its projections of a 36.0% decrease in net farm income from calendar year 2014 to 2015. The commodity price of corn and soybeans, which are the predominant crops in our Agriculture store footprint, decreased significantly from the price during the second quarter of fiscal 2015. Our store closings during the quarter ended April 30, 2015 also negatively impacted revenue recognized in the quarter.
Agriculture segment income (loss) before income taxes for the second quarter of fiscal 2016 decreased $8.9 million compared to the same period last year. The decline in segment income (loss) is due to the aforementioned decrease in equipment revenue and a decrease in equipment gross profit margin, but partially offset by a decrease in operating expenses. The compression in equipment gross profit margin is caused by the previously discussed industry challenges and an oversupply of equipment in the Agriculture industry. The decrease in operating expenses is the result of the cost savings associated with our realignment plan implemented in the first quarter of fiscal 2016.
Construction
Construction segment revenue for the second quarter of fiscal 2016 decreased 20.0% compared to the same period last year. The revenue decrease was due to a same-store sales decrease of 17.8% over the second quarter of fiscal 2015, and due to the impact of our store closings. The decrease in Construction same-store sales was experienced in the equipment, parts, service and rental and other lines of business and was largely due to the decline in oil prices and a reduction in purchases of Construction equipment by customers in the agriculture industry as a result of the aforementioned challenging industry conditions, as well as the strong revenue realized in the second quarter of fiscal 2015.
Our Construction segment loss before income taxes was $0.9 million for the second quarter of fiscal 2016 compared to segment loss before income taxes of $0.4 million for the second quarter of fiscal 2015. The increase in segment loss before income taxes was primarily due to a decrease in segment revenue, decrease in rental and other gross margin and increase in floorplan interest expense, and partially offset by a decrease in operating expenses. The decrease in rental and other gross profit margin was primarily the result of lower oil prices negatively impacting rental demand in our oil producing markets. Reduced rental demand negatively impacted our rental revenue in these markets and resulted in lower rental fleet dollar utilization and rental fleet gross profit margin. The dollar utilization of our rental fleet decreased, from 29.6% in the second quarter of fiscal 2015 to 26.0% in the second quarter of fiscal 2016. The decrease in operating expenses reflects costs savings associated with our realignment plan implemented in the first quarter of fiscal 2016.
International
International segment revenue for the second quarter of fiscal 2016 was relatively flat compared to the same period last year. Our International revenue was negatively impacted by the aforementioned reduction in commodity prices but positively impacted by the availability of the European Union Subvention funds in the Romanian and Bulgarian markets in the second quarter of fiscal 2016.
Our International segment income before income taxes was $0.9 million for the second quarter of fiscal 2016 compared to segment loss before income taxes of $5.0 million for the same period last year. The improvement in segment income was the result of increase in our parts and service businesses, improved gross profit margin on equipment revenue, lower operating expenses, improved interest income and other income (expense) and lower floorplan interest expense. The reduction in operating expenses was the result of the cost saving initiatives implemented in late fiscal 2015. Interest income and other income (expense) improvements resulted from decreased foreign currency remeasurement losses in Ukraine. Floorplan interest expense decreased in the second quarter of fiscal 2016 compared to the same period last year due to a reduction in interest-bearing floorplan payables resulting from a reduction in our inventory levels.
Shared Resources/Eliminations
We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate these net expenses to our segments. Since these allocations are set early in the year, unallocated balances may occur.
Six Months Ended July 31, 2015 Compared to Six Months Ended July 31, 2014
Consolidated Results
Revenue

	Six Months Ended July 31,			Percent
	2015	2014	(Decrease)	Change
	(dollars in thousands)
Equipment	$465,999	$665,132	$(199,133)	(29.9)%
Parts	123,601	138,905	(15,304)	(11.0)%
Service	65,744	75,531	(9,787)	(13.0)%
Rental and other	32,042	36,885	(4,843)	(13.1)%
Total Revenue	$687,386	$916,453	$(229,067)	(25.0)%

The decrease in revenue for the first six months of fiscal 2016 was primarily due to a decrease in same-store sales of 23.0% over the comparable prior year period, mainly driven by a decrease in Agriculture same-store sales. Agriculture same-store sales decreased primarily due to a decrease in equipment revenue and were negatively impacted by challenging industry conditions such as decreases in agricultural commodity prices and projected net farm income, which, among other things, have a negative effect on customer sentiment and our customers' ability to secure financing for their equipment purchases. Changes in actual or anticipated net farm income generally have a direct correlation with agricultural equipment purchases by farmers. Construction same-store sales decreased in the first six months of fiscal 2016 by 12.2%, largely due to the decline in oil prices and a reduction in purchases of Construction equipment by customers in the agriculture industry as a result of the aforementioned challenging industry conditions, as well as the strong revenue growth realized during the first six months of fiscal 2015 in which we achieved a same-store sale increase of 26.0% over the first six months of fiscal 2014. The closing of eight stores during the quarter ended April 30, 2014 and four stores during the quarter ended April 30, 2015 also negatively impacted our revenue.
Gross Profit

	Six Months Ended July 31,		Increase/	Percent
	2015	2014	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$35,814	$55,971	$(20,157)	(36.0)%
Parts	36,648	41,161	(4,513)	(11.0)%
Service	42,057	47,599	(5,542)	(11.6)%
Rental and other	7,985	10,861	(2,876)	(26.5)%
Total Gross Profit	$122,504	$155,592	$(33,088)	(21.3)%
Gross Profit Margin
Equipment	7.7%	8.4%	(0.7)%	(8.3)%
Parts	29.7%	29.6%	0.1%	0.3%
Service	64.0%	63.0%	1.0%	1.6%
Rental and other	24.9%	29.4%	(4.5)%	(15.3)%
Total Gross Profit Margin	17.8%	17.0%	0.8%	4.7%
Gross Profit Mix
Equipment	29.2%	36.0%	(6.8)%	(18.9)%
Parts	29.9%	26.4%	3.5%	13.3%
Service	34.3%	30.6%	3.7%	12.1%
Rental and other	6.6%	7.0%	(0.4)%	(5.7)%
Total Gross Profit Mix	100.0%	100.0%	—%	—%

The $33.1 million decrease in gross profit for the first six months of fiscal 2016, as compared to the same period last year, was primarily due to lower equipment revenue and equipment gross profit margin. Total gross profit margin of 17.8% for the first six months of fiscal 2016 increased from the first six months of fiscal 2015, mainly due to a change in gross profit mix to our higher-margin parts and service businesses, and partially offset by the decreases in gross profit margin on equipment and rental and other. The change in gross profit mix primarily resulted from decreased equipment revenue causing a change in sales mix. The compression in equipment gross margin was primarily caused by the previously discussed Agriculture industry challenges, including decreases in agricultural commodity prices and projected net farm income and an over-supply of equipment in the Agriculture industry. The decrease in rental and other gross profit margin was primarily caused by lower oil prices affecting rental demand in our oil producing markets. The reduced rental demand in these markets negatively impacted our rental fleet dollar utilization which decreased from 26.2% in the first six months of fiscal 2015 to 22.5% in the first six months of fiscal 2016.
Our company-wide absorption for the first six months of fiscal 2016 was 75.6% compared to 71.5% during the same period last year. The increase is primarily the result of a reduction of our fixed operating costs from savings associated with our realignment plan implemented in the first quarter of fiscal 2016, but partially offset by a decrease in parts and service gross profit.

Operating Expenses

	Six Months Ended July 31,		Increase/	Percent
	2015	2014	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$112,495	$138,947	$(26,452)	(19.0)%
Operating Expenses as a Percentage of Revenue	16.4%	15.2%	1.2%	7.9%
The $26.5 million decrease in operating expenses, as compared to the same period last year, was primarily the result of our realignment plan implemented in the first quarter of fiscal 2016 in which we reduced our headcount by 14% and generated additional cost savings associated with the closing of four stores in the quarter. In addition, our operating expenses were positively impacted by the cost savings realized as a result of our realignment plan implemented in the first quarter of fiscal 2015. Commission expense for the first six months of fiscal 2016 decreased relative to the same period last year due to the decrease in equipment revenue and gross profit. The increase in operating expenses as a percentage of total revenue was primarily due to the decrease in total revenue in the first six months of fiscal 2016, as compared to the same period last year, which negatively affected our ability to leverage our fixed operating costs.
Realignment Costs

	Six Months Ended July 31,			Percent
	2015	2014	(Decrease)	Change
	(dollars in thousands)
Impairment and Realignment Costs	$1,497	$2,952	$(1,455)	(49.3)%
The realignment costs recognized in each of the first six months of fiscal 2016 and fiscal 2015 arise as a result of our store realignment plans and associated exit costs, including accruals for lease terminations and remaining lease obligations, employee severance costs, the impairment of certain fixed assets, and the costs associated with relocating certain assets of our closed stores. See the Non-GAAP Financial Measures section below for impact of these amounts on non-GAAP Diluted EPS.
Other Income (Expense)

	Six Months Ended July 31,		Increase/	Percent
	2015	2014	(Decrease)	Change
	(dollars in thousands)
Interest income and other income (expense)	$(1,287)	$(3,606)	$2,319	64.3%
Floorplan interest expense	(9,343)	(9,901)	(558)	(5.6)%
Other interest expense	(7,187)	(7,000)	187	2.7%

The improvement in interest income and other income (expense) is primarily due to a decrease in foreign currency remeasurement losses in Ukraine, resulting from changes in the valuation of the Ukrainian hryvnia, which totaled $2.1 million and $4.4 million for the six months ended July 31, 2015 and July 31, 2014, respectively. See the Non-GAAP Financial Measures section below for impact of the Ukraine foreign currency remeasurement losses on non-GAAP Diluted EPS. The decrease in floorplan interest expense for the first six months of fiscal 2016, as compared to the same period last year, was primarily due to a decrease in our average interest-bearing inventory in the first six months of fiscal 2016, but offset by higher interest rates, primarily due to the additional interest cost associated with our interest rate swap instrument. The increase in other interest expense is primarily the result of a $0.5 million write-off of capitalized debt issuance costs. The amendment of our Wells Fargo credit facility executed during the first quarter of fiscal 2016, among other things, lowered our borrowing capacity and such a reduction required the write-off of a portion of the capitalized debt issuance costs associated with this credit facility.
Provision for (Benefit from) Income Taxes

	Six Months Ended July 31,			Percent
	2015	2014	Increase	Change
	(dollars in thousands)
Provision for (Benefit from) Income Taxes	$(2,585)	$854	$(3,439)	(402.7)%

Our effective tax rate was (27.8)% for the first six months of fiscal 2016 and 12.5% for the same period last year and is impacted by differences in statutory tax rates in our various taxable jurisdictions and the income or loss generated in each jurisdiction, the valuation allowances recorded on deferred tax assets, including net operating losses, in our foreign jurisdictions which have historical losses, and the impact of foreign currency exchange rate volatility of the Ukrainian hryvnia. See Note 11 to our consolidated financial statements for further details on our effective tax rate.
Segment Results
Certain financial information for our Agriculture, Construction and International business segments is set forth below. “Shared Resources” in the table below refers to the various unallocated income/(expense) items that we have retained at the general corporate level. Revenue between segments is immaterial.

	Six Months Ended July 31,		Increase/	Percent
	2015	2014	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$449,304	$650,102	$(200,798)	(30.9)%
Construction	162,578	193,512	(30,934)	(16.0)%
International	75,504	72,839	2,665	3.7%
Total	$687,386	$916,453	$(229,067)	(25.0)%

Income (Loss) Before Income Taxes
Agriculture	$(3,526)	$9,999	$(13,525)	(135.3)%
Construction	(4,502)	(6,361)	1,859	29.2%
International	(3,425)	(10,281)	6,856	66.7%
Segment income (loss) before income taxes	(11,453)	(6,643)	(4,810)	(72.4)%
Shared Resources	2,148	(171)	2,319	1,356.1%
Income (Loss) Before Income Taxes	$(9,305)	$(6,814)	$(2,491)	(36.6)%
Agriculture
Agriculture segment revenue for the first six months of fiscal 2016 decreased 30.9% compared to the same period last year. The revenue decrease was due to an Agriculture same-store sales decrease of 29.3% compared to the same period last year, which was primarily due to a decrease in equipment revenue, which was negatively impacted by challenging industry conditions, such as decreases in agricultural commodity prices and projected net farm income, which, among other things, have a negative effect on customer sentiment and our customers' ability to secure financing for their equipment purchases. Changes in actual or anticipated net farm income generally have a direct correlation with agricultural equipment purchases by farmers. In August 2015, the USDA published its projections of a 36.0% decrease in net farm income from calendar year 2014 to 2015. The commodity price of corn and soybeans, which are the predominant crops in our Agriculture store footprint, decreased significantly from the price during the first six months of fiscal 2015. Our store closings during the quarter ended April 30, 2015 also negatively impacted revenue recognized in the quarter.
Agriculture segment loss before income taxes was $3.5 million for the first six months of fiscal 2016 compared to segment income before income taxes of $10.0 million over the first six months of fiscal 2015. The decline in segment income (loss) is due to the aforementioned decrease in equipment revenue and a decrease in equipment gross profit margin, but partially offset by a decrease in operating expenses. The compression in equipment gross profit margin is caused by the previously discussed industry challenges and an oversupply of equipment in the Agriculture industry. The decrease in operating expenses is the result of the cost savings associated with our realignment plan implemented in the first quarter of fiscal 2016 and lower commission expense resulting from the decrease in equipment gross profit.

Construction
Construction segment revenue for the first six months of fiscal 2016 decreased 16.0% compared to the same period last year. The revenue decrease was due to a same-store sales decrease of 12.2% over the first six months of fiscal 2015, and due to the impact of our store closings. The decrease in Construction same-store sales was experienced in the equipment, parts, service and rental and other lines of business and was largely due to the decline in oil prices and a reduction in purchases of Construction equipment by customers in the agriculture industry as a result of the aforementioned challenging industry conditions, as well as the strong revenue realized in the first six months of fiscal 2015.
Our Construction segment loss before income taxes was $4.5 million for the first six months of fiscal 2016 compared to segment loss before income taxes of $6.4 million for the first six months of fiscal 2015. This improvement was primarily due to the decrease in operating expenses and realignment costs, but partially offset by a decrease in gross profit on rental and other, an increase in floorplan interest expense and the aforementioned reduction in revenue, as compared to the the first six months of fiscal 2015. The decrease in operating expenses reflects costs savings associated with our realignment plan implemented in the first quarter of fiscal 2016. The decrease in rental and other gross profit margin was primarily the result of lower oil prices negatively impacting rental demand in our oil producing markets. Reduced rental demand negatively impacted our rental revenue in these markets and resulted in lower rental fleet dollar utilization and rental fleet gross profit margin. The dollar utilization of our rental fleet decreased, from 26.2% in the first six months of fiscal 2015 to 22.5% in the first six months of fiscal 2016.
International
International segment revenue for the first six months of fiscal 2016 increased $2.7 million compared to the same period last year, due to a same-store sales increase of 3.7%. Our International revenue was positively impacted by the availability of the European Union Subvention funds in the Romanian and Bulgarian markets in the first six months of fiscal 2016 but negatively impacted by the aforementioned reduction in commodity prices.
Our International segment loss before income taxes was $3.4 million for the first six months of fiscal 2016 compared to segment loss before income taxes of $10.3 million for the same period last year. The reduction in segment loss before income taxes was the result of lower operating expenses, improved interest income and other income (expense) and lower floorplan interest expense. The reduction in operating expenses for the first six months of fiscal 2016, as compared to the same period in the prior year, was the result of the cost saving initiatives implemented in late fiscal 2015. Interest income and other income (expense) improvements resulted from decreased foreign currency remeasurement losses in Ukraine. Floorplan interest expense decreased in the first six months of fiscal 2016 compared to the same period last year due to a reduction in interest-bearing floorplan payables resulting from a reduction in our inventory levels.
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

The following table reconciles Diluted EPS, a GAAP measure, to non-GAAP Diluted EPS:

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
	(dollars in thousands, except per share data)
Net Income (Loss) Attributable to Titan Machinery Inc. Common Stockholders
Net Income (Loss) Attributable to Titan Machinery Inc. Common Stockholders	$6	$(603)	$(6,186)	$(7,049)
Non-GAAP Adjustments
Debt Issuance Cost Write-Off	—	—	318	—
Realignment / Store Closing Costs	(62)	130	882	2,038
Ukraine Remeasurement	62	1,262	2,066	4,336
Total Non-GAAP Adjustments	—	1,392	3,266	6,374
Adjusted Net Loss Attributable to Titan Machinery Inc. Common Stockholders	$6	$789	$(2,920)	$(675)

Earnings (Loss) per Share - Diluted
Earnings (Loss) per Share - Diluted	$0.00	$(0.03)	$(0.29)	$(0.34)
Non-GAAP Adjustments
Debt Issuance Cost Write-Off	—	—	0.01	—
Realignment / Store Closing Costs	—	0.01	0.04	0.10
Ukraine Remeasurement	—	0.06	0.10	0.21
Total Non-GAAP Adjustments	—	0.07	0.15	0.31
Adjusted Earnings (Loss) per Share - Diluted	$0.00	$0.04	$(0.14)	$(0.03)
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
Equipment Inventory and Floorplan Payable Credit Facilities
As of July 31, 2015, the Company had discretionary floorplan payable lines of credit for equipment purchases totaling approximately $1.0 billion, which included a $275.0 million Floorplan Payable Line with Wells Fargo, a $450.0 million credit facility with CNH Industrial Capital, a $200.0 million credit facility with Agricredit and the U.S. dollar equivalent of $116.0 million in credit facilities related to our foreign subsidiaries. Floorplan payables relating to these credit facilities totaled approximately $598.3 million of the total floorplan payable balance of $619.6 million outstanding as of July 31, 2015.
Our equipment inventory turnover was 1.3 for the four quarters ended July 31, 2015 compared to 1.5 for the four quarters ended July 31, 2014. While our equipment inventories, including amounts classified as held for sale, decreased 22.3% from July 31, 2014 to July 31, 2015, the decrease in turnover was the result of the lower equipment sales in the four-quarter period ended July 31, 2015. Our equity in equipment inventory, which reflects the portion of our equipment inventory balance that is not financed by floorplan payables, increased to 20.0% as of July 31, 2015 from 18.7% as of January 31, 2015.

Adequacy of Capital Resources
Our primary uses of cash have been to fund our strategic acquisitions and fund our operating activities, including the purchase of inventory, meeting our debt service requirements, providing working capital, making payments due under building space operating leases and manufacturer floorplan payables. Based on our current operational performance, we believe our cash flow from operations, available cash and available borrowings under our existing credit facilities will adequately provide our liquidity needs for, at a minimum, the next 12 months. Our main financing arrangements, in which we had discretionary floorplan lines of credit totaling approximately $1.0 billion as of July 31, 2015, are described in Note 4 of the notes to our consolidated financial statements. As of July 31, 2015, we are in compliance with the financial covenants under these agreements. If anticipated operating results create the likelihood of a future covenant violation, we would work with our lenders on an appropriate modification or amendment to our financing arrangements.
Cash Flow
Cash Flow Provided By Or Used For Operating Activities
Net cash provided by operating activities was $185.6 million for the six months ended July 31, 2015, compared to net cash used for operating activities of $79.4 million for the six months ended July 31, 2014. Net cash provided by operating activities for the six months ended July 31, 2015 was primarily attributable to a changing mix of manufacturer versus non-manufacturer floorplan financing in which we increased our outstanding borrowings under our manufacturer financing facilities and used the proceeds from such borrowings to decrease our outstanding borrowings under our non-manufacturer facilities. Net cash used for operating activities for the six months ended July 31, 2014 was primarily attributable to an increase in our inventories and a decrease in accounts payable, customer deposits, accrued expenses and other long-term liabilities.
We evaluate our cash flow from operating activities net of all floorplan activity and maintaining a constant level of equity in our equipment inventory. Taking these adjustments into account, our non-GAAP cash flow provided by operating activities was $4.7 million and cash flow used for operating activities was $32.8 million for the six months ended July 31, 2015 and 2014, respectively. For reconciliation of this non-GAAP financial measure, please see the Non-GAAP Cash Flow Reconciliation below.
Cash Flow Used For Investing Activities
Net cash used for investing activities was $1.5 million for the six months ended July 31, 2015, compared to $6.0 million for the six months ended July 31, 2014. Cash used for investing activities was primarily for the purchase of property and equipment, net of any proceeds from the sale of property and equipment.
Cash Flow Provided By Or Used For Financing Activities
Net cash used for financing activities was $215.7 million for the six months ended July 31, 2015 compared to net cash provided by financing activities of $100.8 million for the six months ended July 31, 2014. For the six months ended July 31, 2015, net cash used for financing activities primarily resulted from the aforementioned change in financing mix in which we increased our outstanding borrowings under our manufacturer financing facilities and decreased our amount outstanding under our non-manufacturer facilities. For the six months ended July 31, 2014, net cash provided by financing activities primarily consisted of an increase in non-manufacturer floorplan payables as the result of increased inventory levels over the six months ended July 31, 2014.
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
Our non-GAAP cash flow provided by (used for) operating activities is also impacted by the change in our equity in equipment inventory, which reflects the portion of our equipment inventory balance that is not financed by floorplan payables. Equity in equipment inventory increased to 20.0% as of July 31, 2015 from 18.7% as of January 31, 2015, and decreased to 14.7% as of July 31, 2014 from 20.1% as of January 31, 2014. We analyze our cash flow provided by (used for) operating activities by assuming a constant level of equipment inventory financing throughout each respective fiscal year. The adjustment eliminates the impact of this fluctuation of equity in our equipment inventory, and is equal to the difference between our actual level of equity in equipment inventory at each period end presented on the consolidated statements of cash flows, compared to the actual level of equity in equipment inventory at the beginning of the fiscal year.

Non-GAAP cash flow provided by (used for) operating activities is a non-GAAP financial measure which is adjusted for non-manufacturer floorplan payable and changes in the level of equity in equipment inventory. We believe that the presentation of non-GAAP cash flow provided by (used for) operating activities is relevant and useful to our investors because it provides information on activities we consider normal operations of our business, regardless of financing source and level of financing for our equipment inventory. The following table reconciles net cash provided by (used for) operating activities, a GAAP measure, to non-GAAP cash flow provided by (used for) operating activities, and net cash provided by (used for) financing activities, a GAAP measure, to non-GAAP cash flow provided by (used for) financing activities.

	Net Cash Provided by (Used for) Operating Activities		Net Cash Provided by (Used for) Financing Activities
	Six Months Ended July 31, 2015	Six Months Ended July 31, 2014	Six Months Ended July 31, 2015	Six Months Ended July 31, 2014
	(in thousands)		(in thousands)
Cash Flow, As Reported	$185,569	$(79,407)	$(215,727)	$100,800
Adjustment for Non-Manufacturer Floorplan Net Payments	(190,744)	100,790	190,744	(100,790)
Adjustment for Constant Equity in Inventory	9,844	(54,225)	—	—
Non-GAAP Cash Flow	$4,669	$(32,842)	$(24,983)	$10
Non-GAAP cash flow provided by (used for) operating activities and non-GAAP net cash provided by (used for) financing activities should be evaluated in addition to, and not considered a substitute for, or superior to, the GAAP measures of net cash provided by (used for) operating and financing activities.
Certain Information Concerning Off-Balance Sheet Arrangements
As of July 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. In the normal course of our business activities, we lease real estate, vehicles and equipment under operating leases.
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
Interest Rate Risk
Exposure to changes in interest rates results from borrowing activities used to fund operations. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. We have both fixed and floating rate financing. Some of our floating rate credit facilities contain minimum rates of interest to be charged. Based upon our interest-bearing balances and interest rates as of July 31, 2015, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $3.7 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $3.7 million. At July 31, 2015, we had total floorplan payables of variable rate floorplan payable of $619.6 million, of which approximately $339.1 million was interest-bearing, $180.5 million was non-interest bearing and $100.0 million was effectively fixed rate due to our interest rate swap instrument. At July 31, 2015, we also had variable notes payable and long-term debt of $31.8 million, and fixed rate notes payable and long-term debt of $16.2 million.
Foreign Currency Exchange Rate Risk
Our foreign currency exposures arise as the result of our foreign operations. We are exposed to transactional foreign currency exchange rate risk through our foreign entities’ holding assets and liabilities denominated in currencies other than their functional currency. In addition, the Company is exposed to foreign currency transaction risk as the result of certain intercompany financing transactions. The Company attempts to manage its transactional foreign currency exchange rate risk through the use of derivative financial instruments, primarily foreign exchange forward contracts, or through natural hedging instruments. Based upon balances and exchange rates as of July 31, 2015, holding other variables constant, we believe that a hypothetical 10% increase or decrease in all applicable foreign exchange rates would not have a material impact on our results of operations or cash flows. As of July 31, 2015, our Ukrainian subsidiary had $0.7 million of net monetary assets denominated in Ukrainian hryvnia (UAH). We have attempted to minimize our net monetary asset position through reducing overall asset levels in Ukraine and through borrowing in UAH which serves as a natural hedging instrument offsetting our net UAH denominated assets. At certain times, currency and payment controls imposed by the National Bank of Ukraine have limited our ability to manage our net monetary asset position. The UAH devalued significantly during the six month period ended July 31, 2015, but stabilized during the second quarter of fiscal 2016. Continued and significant devaluation of the UAH could have a material impact on our results of operations and cash flows.
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
ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not have any unregistered sales of equity securities during the fiscal quarter ended July 31, 2015.
ITEM 3.                DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.                MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.                OTHER INFORMATION
Effective September 1, 2015, the Company amended its credit facility with Agricredit Acceptance LLC. The amendment reduced the available lines of credit to from $200.0 million to $172.0 million and changed the interest rate on outstanding balances from three-month LIBOR plus an applicable margin of 4.75% to 5.25% to one-month LIBOR plus an applicable margin of 4.86% to 5.36%, amongst other things. As a result of this amendment, and without adjusting the U.S. dollar amount of the Company's credit facilities related to its foreign subsidiaries based on current foreign currency exchange rates, the Company's total discretionary floorplan payable lines of credit for equipment purchases was reduced from approximately $1.04 billion to $1.01 billion as of September 1, 2015. The amendment is attached as exhibit 10.1 to this Form 10-Q.
On September 4, 2015, the Company entered into an amended and restated employment agreement with its Chief Financial Officer, Mark Kalvoda, which amended and restated employment agreement replaced in its entirety the prior employment agreement entered into with Mr. Kalvoda on September 5, 2014. Under the terms of the agreement, Mr. Kalvoda will receive a base salary as determined by the Compensation Committee of the Board of Directors (which is currently $294,500), which may be adjusted upward, but not downward, from time to time at the discretion of the Company's Compensation Committee. Mr. Kalvoda is also eligible for an annual incentive bonus award opportunity of 0% to 100% of base salary, pursuant to terms and conditions established by the Compensation Committee and based upon a target of 50% of base salary. Mr. Kalvoda is also entitled to receive a restricted stock award each fiscal year, the share amount of which is determined by dividing Mr. Kalvoda’s base salary by the closing price of the Company's stock on the date of grant. The risks of forfeiture on such restricted stock awards will be determined by the Company's Compensation Committee from time to time. Mr. Kalvoda is also eligible to participate in the Company's employee benefit plans. The term of Mr. Kalvoda’s employment agreement is from the effective date to January 31, 2018, with the end date automatically extended by one year on each February 1st absent a notice of non-renewal. The amended and restated employment agreement with Mr. Kalvoda contains a restrictive covenant prohibiting him from owning, operating or being employed by competing agricultural or construction equipment stores during his employment with us and for 24 months following termination of his employment with us.

The agreement is terminable by either us or Mr. Kalvoda at any time upon 60 days written notice for any reason, or immediately by us for Cause. If Mr. Kalvoda is terminated by us without Cause prior to the expiration of the term or if Mr. Kalvoda resigns for Good Reason, we are obligated to pay severance in an amount equal to the sum of his annual base salary then in effect, plus the average annual incentive bonus paid in the three years preceding the termination. The severance payment would be made in 12 equal monthly installments. If such termination occurs we would also be required to allow Mr. Kalvoda to continue to participate in our group medical and dental plans at our expense for a period of 12 months. If such termination occurs, Mr. Kalvoda’s non-vested stock options and restricted equity awards that vest with the passage of time that are not intended to qualify as performance-based compensation will not be forfeited.
If Mr. Kalvoda’s employment is terminated within 12 months following a Change in Control by him for Good Reason or by us without Cause, we are obligated to pay severance in an amount equal to two times the sum of Mr. Kalvoda’s annual base salary then in effect, plus the average annual incentive bonus paid in the three years preceding the Change in Control. The severance payment would be made in 24 equal monthly installments. If such termination occurs we would also be required to allow Mr. Kalvoda to continue to participate in our group medical and dental plans at our expense for a period of 24 months. If such termination occurs following a Change in Control, Mr. Kalvoda’s non-performance based equity awards shall become fully vested and earned and his performance based equity awards shall vest and be earned in accordance with the terms of the applicable award agreement.
In order to receive the severance and continued benefits described above, Mr. Kalvoda will be required to sign a release of claims against us, fulfill his non-competition obligations, cooperate with transitioning his duties and execute a non-disparagement agreement with us.
The amended and restated employment agreement for Mr. Kalvoda is attached as exhibit 10.3 to this Form 10-Q. (Capitalized terms used in the above discussion are defined in the attached agreement).
ITEM 6.                EXHIBITS
Exhibits - See “Exhibit Index” on page following signatures.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	September 9, 2015
TITAN MACHINERY INC.

		By	/s/ Mark Kalvoda
Mark Kalvoda
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX
TITAN MACHINERY INC.
FORM 10-Q

No.	Description
10.1	Amendment No. 2 to the Amended and Restated Wholesale Financing Plan, dated as of September 1, 2015, by and among the registrant and Agricredit Acceptance LLC

10.2	Titan Machinery Inc. Non-Employee Director Compensation Plan+

10.3	Amended and Restated Employment Agreement, dated September 4, 2015, between Mark Kalvoda and the registrant.+

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended July 31, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

+ Management compensatory plan or arrangement