Form 10-Q
period 2015-10-31
Titan Machinery Inc.
filed 2015-12-07
CIK 1409171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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

The number of shares outstanding of the registrant’s common stock as of November 30, 2015 was: Common Stock, $0.00001 par value, 21,574,233 shares.

TITAN MACHINERY INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. — FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

TITAN MACHINERY INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	October 31, 2015	January 31, 2015
	(Unaudited)
Assets
Current Assets
Cash	$78,409	$127,528
Receivables (net of allowance of $4,101 and $4,218 as of October 31, 2015 and January 31, 2015, respectively)	69,390	76,382
Inventories	813,840	879,440
Prepaid expenses and other	7,300	10,634
Income taxes receivable	2,888	166
Deferred income taxes	18,487	19,025
Assets held for sale	11,776	15,312
Total current assets	1,002,090	1,128,487
Intangibles and Other Assets
Intangible assets, net of accumulated amortization	5,189	5,458
Other	7,610	7,122
Total intangibles and other assets	12,799	12,580
Property and Equipment, net of accumulated depreciation	178,781	208,680
Total Assets	$1,193,670	$1,349,747

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$23,185	$17,659
Floorplan payable	546,586	627,249
Current maturities of long-term debt	1,419	7,749
Customer deposits	11,650	35,090
Accrued expenses	28,024	35,496
Income taxes payable	—	3,529
Liabilities held for sale	2,855	2,835
Total current liabilities	613,719	729,607
Long-Term Liabilities
Senior convertible notes	135,096	132,350
Long-term debt, less current maturities	28,625	67,123
Deferred income taxes	39,313	38,996
Other long-term liabilities	3,083	3,312
Total long-term liabilities	206,117	241,781
Commitments and Contingencies
Stockholders' Equity
Common stock, par value $.00001 per share, 45,000 shares authorized; 21,576 shares issued and outstanding at October 31, 2015; 21,406 shares issued and outstanding at January 31, 2015	—	—
Additional paid-in-capital	242,149	240,180
Retained earnings	134,576	137,418
Accumulated other comprehensive loss	(3,705)	(1,099)
Total Titan Machinery Inc. stockholders' equity	373,020	376,499
Noncontrolling interest	814	1,860
Total stockholders' equity	373,834	378,359
Total Liabilities and Stockholders' Equity	$1,193,670	$1,349,747
 See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Revenue
Equipment	$215,692	$343,482	$681,691	$1,008,614
Parts	73,838	80,692	197,439	219,597
Service	34,116	42,410	99,860	117,941
Rental and other	21,329	26,557	53,371	63,442
Total Revenue	344,975	493,141	1,032,361	1,409,594
Cost of Revenue
Equipment	198,095	317,702	628,280	926,863
Parts	51,673	56,402	138,626	154,146
Service	12,449	15,037	36,136	42,969
Rental and other	15,617	19,309	39,674	45,333
Total Cost of Revenue	277,834	408,450	842,716	1,169,311
Gross Profit	67,141	84,691	189,645	240,283
Operating Expenses	53,484	69,459	165,979	208,406
Impairment and Realignment Costs	22	—	1,519	2,952
Income from Operations	13,635	15,232	22,147	28,925
Other Income (Expense)
Interest income and other income (expense)	722	(489)	(565)	(4,095)
Floorplan interest expense	(4,602)	(5,444)	(13,945)	(15,345)
Other interest expense	(4,041)	(3,586)	(11,228)	(10,586)
Income (Loss) Before Income Taxes	5,714	5,713	(3,591)	(1,101)
Provision for (Benefit from) Income Taxes	2,231	3,400	(354)	4,254
Net Income (Loss) Including Noncontrolling Interest	$3,483	$2,313	$(3,237)	$(5,355)
Less: Net Income (Loss) Attributable to Noncontrolling Interest	27	(157)	(395)	(662)
Net Income (Loss) Attributable to Titan Machinery Inc.	$3,456	$2,470	$(2,842)	$(4,693)
Net (Income) Loss Allocated to Participating Securities - Note 1	(72)	(49)	53	80
Net Income (Loss) Attributable to Titan Machinery Inc. Common Stockholders	$3,384	$2,421	$(2,789)	$(4,613)
Earnings (Loss) per Share - Note 1
Earnings (Loss) per Share - Basic	$0.16	$0.12	$(0.13)	$(0.22)
Earnings (Loss) per Share - Diluted	$0.16	$0.11	$(0.13)	$(0.22)
Weighted Average Common Shares - Basic	21,129	20,994	21,093	20,977
Weighted Average Common Shares - Diluted	21,218	21,102	21,093	20,977

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Net Income (Loss) Including Noncontrolling Interest	$3,483	$2,313	$(3,237)	$(5,355)
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(100)	(3,351)	(3,829)	(3,505)
Unrealized gain on net investment hedge derivative instruments, net of tax expense of $5 and $945 for the three months ended October 31, 2015 and 2014, respectively, and $133 and $975 for the nine months ended October 31, 2015 and 2014, respectively	7	1,418	200	1,464
Unrealized loss on interest rate swap cash flow hedge derivative instrument, net of tax benefit of $321 and $442 for the three months ended October 31, 2015 and 2014, respectively, and $290 and $474 for the nine months ended October 31, 2015 and 2014, respectively	(482)	(664)	(436)	(710)
Unrealized gain on foreign currency contract cash flow hedge derivative instruments, net of tax expense of $29 for the nine months ended October 31, 2014	—	—	—	44
Reclassification of loss on interest rate swap cash flow hedge derivative instruments included in net income (loss), net of tax benefit of $213 and $60 for the three months ended October 31, 2015 and October 31, 2014, respectively, and $532 and $60 for the nine months ended October 31, 2015 and October 31, 2014, respectively	320	90	798	90
Reclassification of loss on foreign currency contract cash flow hedge derivative instruments included in net income (loss), net of tax benefit of $2 and $15 for the three months ended October 31, 2015 and October 31, 2014, respectively, and $7 and $29 for the nine months ended October 31, 2015 and 2014, respectively	2	23	10	43
Total Other Comprehensive Income (Loss)	(253)	(2,484)	(3,257)	(2,574)
Comprehensive Income (Loss)	3,230	(171)	(6,494)	(7,929)
Comprehensive Income (Loss) Attributable to Noncontrolling Interest	(13)	(484)	(1,046)	(1,002)
Comprehensive Income (Loss) Attributable To Titan Machinery Inc.	$3,243	$313	$(5,448)	$(6,927)

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
	Shares Outstanding	Amount	Additional Paid-In Capital	Retained Earnings	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Net Investment Hedges	Unrealized Gains (Losses) on Interest Rate Swap Cash Flow Hedges	Unrealized Gains (Losses) on Foreign Currency Contract Cash Flow Hedges	Total	Total Titan Machinery Inc. Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
Balance, January 31, 2014	21,261	$—	$238,857	$169,575	$1,541	$(339)	$(737)	$(126)	$339	$408,771	$2,571	$411,342
Common stock issued on grant of restricted stock (net of forfeitures), exercise of stock options, and tax benefits of equity awards	150	—	(50)	—	—	—	—	—	—	(50)	—	(50)
Stock-based compensation expense	—	—	1,752	—	—	—	—	—	—	1,752	—	1,752
Other	—	—	(502)	—	—	—	—	—	—	(502)	420	(82)
Comprehensive loss:
Net loss	—	—	—	(4,693)	—	—	—	—	—	(4,693)	(662)	(5,355)
Other comprehensive income (loss)	—	—	—	—	(3,165)	1,464	(620)	87	(2,234)	(2,234)	(340)	(2,574)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(6,927)	(1,002)	(7,929)
Balance, October 31, 2014	21,411	$—	$240,057	$164,882	$(1,624)	$1,125	$(1,357)	$(39)	$(1,895)	$403,044	$1,989	$405,033

Balance, January 31, 2015	21,406	$—	$240,180	$137,418	$(1,632)	$2,510	$(1,940)	$(37)	$(1,099)	$376,499	$1,860	$378,359
Common stock issued on grant of restricted stock (net of forfeitures), exercise of stock options, and tax benefits of equity awards	170	—	170	—	—	—	—	—	—	170	—	170
Stock-based compensation expense	—	—	1,799	—	—	—	—	—	—	1,799	—	1,799
Comprehensive loss:
Net loss	—	—	—	(2,842)	—	—	—	—	—	(2,842)	(395)	(3,237)
Other comprehensive income (loss)	—	—	—	—	(3,178)	200	362	10	(2,606)	(2,606)	(651)	(3,257)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(5,448)	(1,046)	(6,494)
Balance, October 31, 2015	21,576	$—	$242,149	$134,576	$(4,810)	$2,710	$(1,578)	$(27)	$(3,705)	$373,020	$814	$373,834

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended October 31,
	2015	2014
Operating Activities
Net loss including noncontrolling interest	$(3,237)	$(5,355)
Adjustments to reconcile net loss including noncontrolling interest to net cash provided by (used for) operating activities
Depreciation and amortization	21,588	23,915
Impairment	193	268
Deferred income taxes	474	241
Stock-based compensation expense	1,799	1,752
Noncash interest expense	5,286	3,501
Unrealized foreign currency loss on loans to international subsidiaries	778	2,676
Other, net	(649)	(109)
Changes in assets and liabilities
Receivables, prepaid expenses and other assets	9,828	(4,981)
Inventories	72,437	(2,448)
Manufacturer floorplan payable	124,305	(68,489)
Accounts payable, customer deposits, accrued expenses and other long-term liabilities	(27,845)	(31,734)
Income taxes	(6,196)	(1,792)
Net Cash Provided by (Used for) Operating Activities	198,761	(82,555)
Investing Activities
Rental fleet purchases	(292)	(502)
Property and equipment purchases (excluding rental fleet)	(5,713)	(12,139)
Proceeds from sale of property and equipment	5,135	13,133
Purchase of equipment dealerships, net of cash purchased	—	(584)
Proceeds upon settlement of net investment hedge derivative instruments	337	3,359
Payments upon settlement of net investment hedge derivative instruments	(23)	(915)
Other, net	196	104
Net Cash Provided by (Used for) Investing Activities	(360)	2,456
Financing Activities
Net change in non-manufacturer floorplan payable	(201,320)	83,232
Proceeds from long-term debt borrowings	59,088	49,874
Principal payments on long-term debt	(101,465)	(16,153)
Payment of debt issuance costs	(3,381)	(251)
Other, net	143	(132)
Net Cash Provided by (Used for) Financing Activities	(246,935)	116,570
Effect of Exchange Rate Changes on Cash	(585)	(491)
Net Change in Cash	(49,119)	35,980
Cash at Beginning of Period	127,528	74,242
Cash at End of Period	$78,409	$110,222
Supplemental Disclosures of Cash Flow Information
Cash paid during the period
Income taxes, net of refunds	$5,283	$5,799
Interest	$18,492	$20,998
Supplemental Disclosures of Noncash Investing and Financing Activities
Net property and equipment financed with long-term debt, accounts payable and accrued liabilities	$747	$4,462
Long-term debt extinguished upon sale of property and equipment	$3,315	$—
Net transfer of assets to (from) property and equipment from (to) inventories	$(5,743)	$9,815

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1—BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The quarterly operating results for Titan Machinery Inc. (the “Company”) are subject to fluctuation due to varying weather patterns, which may impact the timing and amount of equipment purchases, rentals, and after-sales parts and service purchases by the Company’s Agriculture, Construction and International customers. Therefore, operating results for the nine-month period ended October 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2016. The information contained in the balance sheet as of January 31, 2015 was derived from the audited financial statements for the Company for the year then ended. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended January 31, 2015 as filed with the SEC.
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
Diluted EPS were computed by dividing net income (loss) attributable to Titan Machinery Inc. after allocation of income (loss) to participating securities by the weighted-average shares of common stock outstanding after adjusting for potential dilution related to the conversion of all dilutive securities into common stock. All potentially dilutive securities were included in the computation of diluted EPS. There were approximately 89,000 and 104,000 stock options outstanding that were excluded from the computation of diluted EPS for the three months ended October 31, 2015 and 2014, respectively, because they were anti-dilutive. There were approximately 191,000 and 219,000 stock options outstanding that were excluded from the computation of diluted EPS for the nine months ended October 31, 2015 and 2014, respectively, because they were anti-dilutive. None of the approximately 3,474,000 shares underlying the Company’s senior convertible notes were included in the computation of diluted EPS because the Company’s average stock price was less than the conversion price of $43.17.

The following table sets forth the calculation of the denominator for basic and diluted EPS:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
	(in thousands, except per share data)		(in thousands, except per share data)
Basic Weighted-Average Common Shares Outstanding	21,129	20,994	21,093	20,977
Plus: Incremental Shares From Assumed Exercise of Stock Options	89	108	—	—
Diluted Weighted-Average Common Shares Outstanding	21,218	21,102	21,093	20,977

Earnings (Loss) per Share - Basic	$0.16	$0.12	$(0.13)	$(0.22)
Earnings (Loss) per Share - Diluted	$0.16	$0.11	$(0.13)	$(0.22)
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
In April 2015, the FASB amended authoritative guidance on debt issuance costs, codified in ASC 835-30, Imputation of Interest. The amended guidance changes the balance sheet presentation of debt issuance costs to be a direct deduction from the related debt liability rather than an asset. This guidance is effective for the Company on February 1, 2016, with early adoption permitted. As of October 31, 2015, the Company had debt issuance costs associated with its senior convertible notes and lines of credit that are classified as noncurrent other assets, which upon adoption will be classified as a reduction from the respective liability balances. Its adoption will not have any impact on the Company's consolidated statements of operations.
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
In September 2015, the FASB amended authoritative guidance on adjustments to provisional estimates used in accounting for business combinations, codified in ASC 805, Business Combinations. The amended guidance requires an acquirer to recognize, in the reporting period in which the adjustment amounts are determined, adjustments to provisional amounts and the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amended guidance also requires presentation of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date, either separately on the face of the income statement or disclosed in the notes. This guidance is effective for the Company on February 1, 2016, with early adoption permitted. Its adoption will not have any impact on the Company's consolidated statements of operations.

In November 2015, the FASB amended authoritative guidance on the balance sheet classification of deferred taxes, codified in ASC 740, Income Taxes. The amended guidance requires that all deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. This guidance is effective for the Company on February 1, 2017, with early adoption permitted. As of October 31, 2015, the Company had deferred taxes that are classified as current assets and noncurrent liabilities, which upon adoption will be presented as a net amount and classified as noncurrent in its consolidated balance sheets. Its adoption will not have any impact on the Company's consolidated statements of operations.
NOTE 2—INVENTORIES

	October 31, 2015	January 31, 2015
	(in thousands)
New equipment	$420,523	$442,984
Used equipment	289,336	318,308
Parts and attachments	90,861	107,893
Work in process	13,120	10,255
	$813,840	$879,440
NOTE 3—PROPERTY AND EQUIPMENT

	October 31, 2015	January 31, 2015
	(in thousands)
Rental fleet equipment	$137,749	$148,198
Machinery and equipment	23,899	24,071
Vehicles	36,927	43,435
Furniture and fixtures	38,766	39,421
Land, buildings, and leasehold improvements	55,745	57,630
	293,086	312,755
Less accumulated depreciation	(114,305)	(104,075)
	$178,781	$208,680

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
On October 28, 2015, the Company entered into a Second Amended and Restated Credit Agreement (the "Credit Facility") with a group of banks led by Wells Fargo Bank, National Association ("Wells Fargo"), that amended and restated the Company’s $362.5 million credit facility dated March 30, 2012. The Credit Facility provides for a secured credit facility in an amount up to $350.0 million, consisting of a $275.0 million floorplan facility (the “Floorplan Line”) and a $75.0 million revolving credit facility (the “Working Capital Revolver Line”), and changed the interest rates and financial covenants, amongst other things. The amounts available under the Credit Facility are subject to base calculations and reduced by outstanding standby letters of credit. The Credit Facility has a variable interest rate on outstanding balances, has a 0.25% to 0.375% non-usage fee on the average monthly unused amount (replacing the previous non-usage fee of 0.3% to 0.4%), and requires monthly payments of accrued interest. The Company elects at the time of any advance to choose a Base Rate Loan or a LIBOR Rate Loan. The LIBOR Rate is for the duration of one month, two month, or three month LIBOR rate at the time of the loan, as chosen by the Company. The Base Rate is the greatest of (a) the Federal Funds Rate plus 0.5%, (b) the one month LIBOR Rate plus 1%, and (c) the prime rate of interest announced, from time to time, within Wells Fargo. The applicable margin rate is determined based on excess availability under the Credit Facility and ranges from 0.75% to 1.5% for Base Rate Loans and 1.75% to 2.50% for LIBOR Rate Loans, and replaces the previous interest rate of LIBOR plus an applicable margin of 1.5% to 3.125%.
The Credit Facility is secured by all our assets and requires the Company to maintain a fixed charge coverage ratio (the "FCCR") of at least 1.1 if adjusted excess availability plus eligible cash collateral is less than 15% of the total amount of the credit facility. The Credit Agreement does not obligate the Company to maintain other financial covenants, removing the previous financial covenants related to minimum consolidated pre-tax income, minimum consolidated fixed charge coverage ratio, and a maximum consolidated net leverage ratio. The Credit Facility also includes various non-financial covenants, including, under certain conditions, restricting the Company’s ability to make certain cash payments, including for cash dividends and stock repurchases, restricting the Company’s ability to issue equity instruments, restricting the Company’s ability to complete acquisitions or divestitures, and limiting the Company's ability to incur new indebtedness. The Credit Facility matures on the earlier of October 28, 2020 or the date that is six months prior to maturity of the Company's existing senior convertible notes unless on such date certain financial covenant tests are met as described in the Credit Agreement. As a result of this amendment, the Company wrote-off $1.0 million of capitalized debt issuance costs in October 2015.
The Floorplan Line under the Credit Facility is used to finance equipment inventory purchases. Amounts outstanding are recorded as floorplan payable, within current liabilities on the consolidated balance sheets, as the Company intends to repay amounts borrowed within one year.
The Working Capital Revolver Line under the Credit Facility is used to finance rental fleet equipment and for general working capital requirements of the Company. Amounts outstanding are recorded as long-term debt, within long-term liabilities on the consolidated balance sheets, as the Company does not have the intention or obligation to repay amounts borrowed within one year.
Effective September 1, 2015, the Company amended its credit facility with Agricredit Acceptance LLC. The amendment reduced the available lines of credit from $200.0 million to $172.0 million and changed the interest rate on outstanding balances from three-month LIBOR plus an applicable margin of 4.75% to 5.25% to one-month LIBOR plus an applicable margin of 4.86% to 5.36%, amongst other things.
As of October 31, 2015, the Company had discretionary floorplan lines of credit for equipment inventory purchases totaling approximately $1.0 billion, which includes the aforementioned $275.0 million Floorplan Line with Wells Fargo, a $450.0 million credit facility with CNH Industrial Capital, a $172.0 million credit facility with Agricredit Acceptance LLC and the U.S. dollar equivalent of $116.1 million in credit facilities related to our foreign subsidiaries. Floorplan payables relating to these credit facilities totaled approximately $531.3 million of the total floorplan payable balance of $546.6 million outstanding as of October 31, 2015 and $594.1 million of the total floorplan payable balance of $627.2 million outstanding as of January 31, 2015; the remaining outstanding balances relate to equipment inventory financing from manufacturers and non-manufacturer lenders other than the aforementioned lines of credit. As of October 31, 2015, the interest-bearing U.S. floorplan payables carried various interest rates primarily ranging from 2.44% to 5.05%, and the foreign floorplan payables carried various interest rates primarily ranging from 1.87% to 12.00%. The Company was not subject to the FCCR covenant under the Wells Fargo Credit Facility as of October 31, 2015.
Working Capital Revolver Line
As of October 31, 2015, the Company had a $75 million Working Capital Revolver Line under the Credit Facility with Wells Fargo. The Company had $14.7 million and $18.7 million outstanding on this Working Capital Revolver Line as of October 31, 2015 and January 31, 2015, respectively.

NOTE 5—SENIOR CONVERTIBLE NOTES
The Company’s 3.75% Senior Convertible Notes issued on April 24, 2012 (“Convertible Notes”) consisted of the following:

	October 31, 2015	January 31, 2015
	(in thousands except conversion rate and conversion price)
Principal value	$150,000	$150,000
Unamortized debt discount	(14,904)	(17,650)
Carrying value of senior convertible notes	$135,096	$132,350

Carrying value of equity component, net of deferred taxes	$15,546	$15,546

Conversion rate (shares of common stock per $1,000 principal amount of notes)	23.1626
Conversion price (per share of common stock)	$43.17
The Company recognized interest expense associated with its Senior Convertible Notes as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Cash Interest Expense
Coupon interest expense	$1,406	$1,406	$4,219	$4,219
Noncash Interest Expense
Amortization of debt discount	925	864	2,745	2,563
Amortization of transaction costs	138	135	412	402
	$2,469	$2,405	$7,376	$7,184
The Senior Convertible Notes mature on May 1, 2019, unless earlier purchased by the Company, redeemed or converted. As of October 31, 2015, the unamortized debt discount will be amortized over a remaining period of approximately 3.5 years. As of October 31, 2015 and January 31, 2015, the if-converted value of the Senior Convertible Notes did not exceed the principal balance. The effective interest rate of the liability component was equal to 7.0% for each of the statements of operations periods presented.
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
The following table sets forth the notional value of the Company's outstanding derivative instruments.

	Notional Amount as of:
	October 31, 2015	January 31, 2015
	(in thousands)
Net investment hedge:
Foreign currency contracts	$—	$14,223
Cash flow hedges:
Interest rate swap	100,000	100,000
Foreign currency contracts	—	—
Derivatives not designated as hedging instruments:
Foreign currency contracts	19,090	30,030
The following table sets forth the fair value of the Company’s outstanding derivative instruments.

	Fair Value as of:		Balance Sheet Location
	October 31, 2015	January 31, 2015
	(in thousands)
Liability Derivatives:
Derivatives designated as hedging instruments:
Net investment hedges:
Foreign currency contracts	$—	$19	Accrued expenses
Cash flow hedges:
Interest rate swap	2,662	3,233	Accrued expenses
Derivatives not designated as hedging instruments:
Foreign currency contracts	76	17	Accrued expenses
Total Liability Derivatives	$2,738	$3,269

The following table sets forth the gains and losses (before the related income tax effects) recognized in other comprehensive income (loss) ("OCI") and income (loss) related to the Company’s derivative instruments for the three and nine months ended October 31, 2015 and 2014, respectively.

	Three Months Ended October 31,				Nine Months Ended October 31,
	2015		2014		2015		2014
	OCI	Income (Loss)	OCI	Income (Loss)	OCI	Income (Loss)	OCI	Income (Loss)	Statements of Operations Classification
	(in thousands)				(in thousands)
Dervatives Designated as Hedging Instruments:
Net investment hedges:
Foreign currency contracts	$12	$—	$2,363	$—	$333	$—	$2,439	$—	N/A
Cash flow hedges:
Interest rate swap (a)	(803)	(446)	(1,106)	(150)	(727)	(1,330)	(1,184)	(150)	Floorplan interest expense / Interest income and other income (expense)
Foreign currency contracts	—	(4)	—	(37)	—	(17)	73	(72)	Cost of revenue - equipment
Dervatives Not Designated as Hedging Instruments:
Foreign currency contracts	—	(54)	—	2,436	—	751	—	2,582	Interest income and other income (expense)
Total Derivatives	$(791)	$(504)	$1,257	$2,249	$(394)	$(596)	$1,328	$2,360

(a) Included in the Income (Loss) amounts under the Company's interest rate swap is hedge ineffectiveness gain of $0.1 million for the three months ended October 31, 2015. There was no hedge ineffectiveness for the nine months ended October 31, 2015 or for the three and nine months ended October 31, 2014. This amount was recorded in interest income and other income (expense) in the consolidated statements of operations. The remaining amounts for the three and nine months ended October 31, 2015 are reclassification amounts from accumulated other comprehensive income and are recorded in floorplan interest expense in the consolidated statements of operations.
No components of the Company's net investment or cash flow hedging instruments were excluded from the assessment of hedge ineffectiveness.
As of October 31, 2015, the Company had $2.6 million in pre-tax net unrealized losses associated with its interest rate swap cash flow hedging instrument recorded in accumulated other comprehensive income. The Company expects that $0.7 million of pre-tax unrealized losses associated with its interest rate swap will be reclassified into income over the next 12 months.
NOTE 7—FAIR VALUE OF FINANCIAL INSTRUMENTS
The liabilities which are measured at fair value on a recurring basis as of October 31, 2015 and January 31, 2015 are as follows:

	October 31, 2015				January 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)				(in thousands)
Financial Liabilities
Interest rate swap	$—	$2,662	$—	$2,662	$—	$3,233	$—	$3,233
Foreign currency contracts	—	76	—	76	—	36	—	36
Total Financial Liabilities	$—	$2,738	$—	$2,738	$—	$3,269	$—	$3,269
The valuation for the Company's foreign currency contracts and interest rate swap derivative instruments were valued using discounted cash flow analyses, an income approach, utilizing readily observable market data as inputs.

The Company also has financial instruments that are not recorded at fair value in its consolidated financial statements. The carrying amount of cash, receivables, payables, short-term debt and other current liabilities approximates fair value because of the short maturity and/or frequent repricing of those instruments, which are Level 2 fair value inputs. Based upon current borrowing rates with similar maturities, which are Level 2 fair value inputs, the carrying value of long-term debt approximates the fair value as of October 31, 2015 and January 31, 2015, respectively. The following table provides details on the Senior Convertible Notes as of October 31, 2015 and January 31, 2015. The difference between the face value and the carrying value of these notes is the result of the allocation between the debt and equity components. Fair value of the Senior Convertible Notes was estimated based on Level 2 fair value inputs.

	October 31, 2015			January 31, 2015
	Estimated Fair Value	Carrying Value	Face Value	Estimated Fair Value	Carrying Value	Face Value
	(in thousands)			(in thousands)
Senior convertible notes	$115,772	$135,096	$150,000	$111,273	$132,350	$150,000
NOTE 8—SEGMENT INFORMATION AND OPERATING RESULTS
The Company has three reportable segments: Agriculture, Construction and International. During the three months ended April 30, 2015, the Company made changes to its internal financial reporting, primarily related to the elimination of transactions within a segment. Previously, the segment results were reported at gross amounts with eliminations reported separately to reconcile to consolidated financial results. During the three months ended April 30, 2015, the Company began reporting these eliminations within the segments to which they relate. The financial information as of January 31, 2015 and for the three and nine months ended October 31, 2014 have been reclassified for comparability with the current year presentation.
Revenue between segments is immaterial. The Company retains various unallocated income/(expense) items and assets at the general corporate level, which the Company refers to as “Shared Resources” in the table below. Shared Resources assets primarily consist of cash, deferred tax assets and property and equipment.
Certain financial information for each of the Company’s business segments is set forth below.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Revenue
Agriculture	$211,302	$341,547	$660,606	$991,649
Construction	87,023	98,246	249,601	291,758
International	46,650	53,348	122,154	126,187
Total	$344,975	$493,141	$1,032,361	$1,409,594

Income (Loss) Before Income Taxes
Agriculture	$4,219	$6,134	$693	$16,133
Construction	1,413	15	(3,089)	(6,346)
International	351	(1,407)	(3,074)	(11,688)
Segment income (loss) before income taxes	5,983	4,742	(5,470)	(1,901)
Shared Resources	(269)	971	1,879	800
Income (Loss) Before Income Taxes	$5,714	$5,713	$(3,591)	$(1,101)

	October 31, 2015	January 31, 2015
	(in thousands)
Total Assets
Agriculture	$607,823	$734,894
Construction	327,466	393,573
International	128,244	152,587
Segment assets	1,063,533	1,281,054
Shared Resources	130,137	68,693
Total	$1,193,670	$1,349,747
NOTE 9—STORE CLOSINGS AND REALIGNMENT COSTS
To better align the Company's cost structure and re-balance staffing levels with the evolving needs of the business, in March 2015, the Company approved a realignment plan that reduced its headcount by approximately 14%, which included headcount reductions at stores in each of its operating segments and its Shared Resource Center, as well as from the closing of three Agriculture stores and one Construction store. The Company's remaining stores in each of the respective areas assumed the distribution rights for the CNH Industrial brand previously held by the closed stores. The Company estimates the total cost of these activities to be approximately $2.0 million, comprised of an accrual for the net present value of remaining lease obligations, employee severance costs, impairment of certain fixed assets and costs associated with relocation of assets from the closed stores. The Company recognized approximately $0.1 million in realignment costs primarily in its International segment in its fourth quarter ended January 31, 2015, and recognized $1.5 million in the nine months ended October 31, 2015.
To better align its Construction business in certain markets, in April 2014, the Company reduced its Construction-related headcount by approximately 12% primarily through the closing of seven underperforming Construction stores, staff reductions at other dealerships and reductions in support staff at its Shared Resource Center. The Company also closed one Agriculture store. The Company's remaining stores in each of the respective areas assumed the majority of the distribution rights for the CNH Industrial brand previously held by the closed stores. The majority of the assets of the closed stores were redeployed to other store locations. Certain inventory items which are not sold by any of our remaining stores were sold at auction. The inventory markdown attributable to such items are included in the exit cost summary below. The Company incurred $3.4 million in exit costs in the nine months ended October 31, 2014. No additional amounts are expected to be incurred related to the closing of these stores, exclusive of any changes in lease termination accrual assumptions.

The following summarizes the exit costs associated with the aforementioned store closings and realignment activities:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014	Income Statement Classification
	(in thousands)		(in thousands)
Construction Segment
Lease termination costs	$(38)	$—	$223	$1,511	Impairment and Realignment Costs
Employee severance costs	(15)	—	225	451	Impairment and Realignment Costs
Impairment of fixed assets, net of gains on asset disposition	—	—	10	(60)	Impairment and Realignment Costs
Asset relocation and other closing costs	(34)	—	34	362	Impairment and Realignment Costs
	$(87)	$—	$492	$2,264
Agriculture Segment
Lease termination costs	$46	$—	$137	$148	Impairment and Realignment Costs
Employee severance costs	29	—	362	71	Impairment and Realignment Costs
Impairment of fixed assets, net of gains on asset disposition	10	—	106	85	Impairment and Realignment Costs
Asset relocation and other closing costs	(5)	—	88	84	Impairment and Realignment Costs
Inventory cost adjustments	—	—	—	471	Equipment Cost of Sales
	$80	$—	$693	$859
Shared Resource Center
Lease termination costs	$(12)	$—	$37	$—	Impairment and Realignment Costs
Employee severance costs	—	—	187	300	Impairment and Realignment Costs
Impairment of fixed assets, net of gains on asset disposition	41	—	110	—	Impairment and Realignment Costs
	$29	$—	$334	$300
Total
Lease termination costs	$(4)	$—	$397	$1,659	Impairment and Realignment Costs
Employee severance costs	14	—	774	822	Impairment and Realignment Costs
Impairment of fixed assets, net of gains on asset disposition	51	—	226	25	Impairment and Realignment Costs
Asset relocation and other closing costs	(39)	—	122	446	Impairment and Realignment Costs
Inventory cost adjustments	—	—	—	471	Equipment Cost of Sales
	$22	$—	$1,519	$3,423	—
A reconciliation of the beginning and ending exit cost liability balance, which is included in accrued expenses in the consolidated balance sheets, follows:

Amount
(in thousands)
Balance, January 31, 2015	$1,706
Exit costs incurred and charged to expense
Lease termination costs	397
Employee severance costs	774
Exit costs paid
Lease termination costs	(555)
Employee severance costs	(774)
Balance, October 31, 2015	$1,548

NOTE 10—HELD FOR SALE
The assets and liabilities which are held for sale are presented in the following table:

	October 31, 2015	January 31, 2015
	(in thousands)
Assets Held for Sale
Receivables	$54	$147
Inventories
New equipment	3,523	6,269
Used equipment	2,541	3,973
Parts and attachments	450	920
Work in process	37	65
Total inventories	6,551	11,227
Property and equipment
Machinery and equipment	39	114
Vehicles	75	155
Furniture and fixtures	21	57
Land, buildings, and leasehold improvements	5,036	3,612
Total property and equipment	5,171	3,938
	$11,776	$15,312

Liabilities Held for Sale
Accounts payable	$58	$151
Floorplan payable	2,796	1,771
Customer deposits	1	913
	$2,855	$2,835

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
The components of income (loss) before income taxes are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
U.S.	$5,363	$7,097	$(521)	$10,696
Foreign	351	(1,384)	(3,070)	(11,797)
Total	$5,714	$5,713	$(3,591)	$(1,101)

A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
U.S. statutory rate	35.0%	35.0%	(35.0)%	(35.0)%
Foreign statutory rates	(0.2)%	9.9%	22.4%	233.5%
State taxes on income net of federal tax benefit	4.2%	4.9%	(4.2)%	(4.9)%
Change in valuation allowance	(11.1)%	8.5%	27.8%	458.5%
Tax effect of Ukrainian hryvnia devaluation(a)	6.4%	(6.5)%	(13.3)%	(296.4)%
All other, net	4.7%	7.7%	(7.6)%	30.7%
	39.0%	59.5%	(9.9)%	386.4%

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

Realignment Costs
To better align our cost structure and re-balance staffing levels with the evolving needs of the business, in March 2015, we approved a realignment plan that reduced our headcount by approximately 14%, which included headcount reductions at stores in each of our operating segments and our Shared Resource Center, as well as from the closing of three Agriculture stores and one Construction store. Our remaining stores in each of the respective areas assumed the distribution rights for the CNH Industrial brand previously held by the closed stores. The Company estimates the total cost of these realignment activities to be approximately $2.0 million, comprised of an accrual for the net present value of remaining lease obligations, employee severance costs, impairment of certain fixed assets and costs associated with relocation of assets from the closed stores. We recognized $1.5 million in realignment costs during the nine months ended October 31, 2015.
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
Foreign Currency Remeasurement Losses
In February of 2014, the National Bank of Ukraine terminated the currency peg of the Ukrainian hryvnia ("UAH") to the USD; subsequent to the decoupling and as a result of the economic and political conditions present in the country, the UAH experienced significant devaluation from the date the currency peg was terminated through July 2015, and has continued to experience more modest volatility through October 2015. We recognized foreign currency remeasurement losses resulting from a devaluation of the UAH totaling $0.2 million and $0.5 million for the three months ended October 31, 2015 and October 31, 2014, respectively, and $2.3 million and $4.9 million for the nine months ended October 31, 2015 and October 31, 2014, respectively. These losses are included in interest income and other income (expense) in our consolidated statements of operations. See also the Non-GAAP Financial Measures section below for impact of these costs on non-GAAP Diluted EPS.
Segment Reporting
During the three months ended April 30, 2015, the Company made changes to its internal financial reporting, primarily related to the elimination of transactions within a segment. Previously, the segment results were reported at gross amounts with eliminations reported separately to reconcile to consolidated financial results. During the three months ended April 30, 2015, the Company began reporting these eliminations within the segments to which they relate. The financial information for the three and nine months ended October 31, 2014 have been reclassified for comparability with the current year presentation.
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
The agriculture industry has been experiencing challenging conditions such as decreases in agricultural commodity prices and projected net farm income, which, among other things, have a negative effect on customer sentiment and our customers' ability to secure financing for their equipment purchases. Changes in actual or anticipated net farm income generally have a direct correlation with agricultural equipment purchases by farmers. In November 2015, the U.S. Department of Agriculture ("USDA") published its projections of a 38.2% decrease in net farm income from calendar year 2014 to 2015. The commodity price of corn and soybeans, which are the predominant crops in our Agriculture store footprint, decreased significantly during the three and nine months ended October 31, 2014, and have remained relatively stable at the lower prices during the three and nine months ended October 31, 2015. These industry conditions have negatively impacted our customer demand, resulting in decreased same-store sales and equipment revenue and an oversupply of equipment inventory in the agriculture industry in fiscal 2016.
Certain of our Construction stores, particularly those in the northern and western parts of our footprint, are impacted by the oil industry. The significant decrease in oil prices, which began in the third quarter of fiscal 2015 and have remained low throughout fiscal 2016, has caused a decrease in oil production and infrastructure activity in these areas. In addition, the aforementioned agriculture industry conditions have also led to a reduction of purchases of Construction equipment by customers in the agriculture industry, negatively affecting certain of our Construction stores. These factors have reduced demand for equipment purchases, equipment rentals, and service work and parts and have caused an oversupply of equipment inventory and rental fleet in these areas.
Our net income attributable to Titan Machinery Inc. common stockholders was $3.4 million, or $0.16 per diluted share, for the three months ended October 31, 2015, compared to $2.4 million, or $0.11 per diluted share, for the three months ended October 31, 2014. Our non-GAAP diluted earnings per share was $0.20 for the three months ended October 31, 2015, compared to non-GAAP diluted earnings per share of $0.14 for the three months ended October 31, 2014. See the Non-GAAP Financial Measures section below for a reconciliation between the GAAP and non-GAAP measures. Significant factors impacting the quarterly comparisons were:

•
Revenue decreased 30.0% for the third quarter of fiscal 2016, as compared to the third quarter last year, mainly driven by a decrease in Agriculture same-store sales, which primarily resulted from a decrease in equipment revenue;

•
Total gross profit margin increased to 19.5% for the third quarter of fiscal 2016, as compared to 17.2% for the third quarter of fiscal 2015, primarily caused by a change in gross profit mix to our higher-margin parts business and increase in gross profit margin on equipment;

•
Operating expenses decreased 23.0% for the third quarter of fiscal 2016, as compared to the third quarter last year, primarily due to our realignment plan implemented in the first quarter of fiscal 2016 which decreased our headcount by 14% and generated additional cost savings from the closing of four stores during the quarter.

Results of Operations
The results shown below include the operating results of any acquisitions made during these periods. The period-to-period comparisons included below are not necessarily indicative of future results. Segment information is provided later in this discussion and analysis of our results of operations.
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

Comparative financial data for each of our four sources of revenue are expressed below.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
	(dollars in thousands)		(dollars in thousands)
Equipment
Revenue	$215,692	$343,482	$681,691	$1,008,614
Cost of revenue	198,095	317,702	628,280	926,863
Gross profit	$17,597	$25,780	$53,411	$81,751
Gross profit margin	8.2%	7.5%	7.8%	8.1%
Parts
Revenue	$73,838	$80,692	$197,439	$219,597
Cost of revenue	51,673	56,402	138,626	154,146
Gross profit	$22,165	$24,290	$58,813	$65,451
Gross profit margin	30.0%	30.1%	29.8%	29.8%
Service
Revenue	$34,116	$42,410	$99,860	$117,941
Cost of revenue	12,449	15,037	36,136	42,969
Gross profit	$21,667	$27,373	$63,724	$74,972
Gross profit margin	63.5%	64.5%	63.8%	63.6%
Rental and other
Revenue	$21,329	$26,557	$53,371	$63,442
Cost of revenue	15,617	19,309	39,674	45,333
Gross profit	$5,712	$7,248	$13,697	$18,109
Gross profit margin	26.8%	27.3%	25.7%	28.5%
The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Revenue
Equipment	62.5%	69.6%	66.0%	71.5%
Parts	21.4%	16.4%	19.1%	15.6%
Service	9.9%	8.6%	9.7%	8.4%
Rental and other	6.2%	5.4%	5.2%	4.5%
Total Revenue	100.0%	100.0%	100.0%	100.0%
Total Cost of Revenue	80.5%	82.8%	81.6%	83.0%
Gross Profit Margin	19.5%	17.2%	18.4%	17.0%
Operating Expenses	15.5%	14.1%	16.2%	14.7%
Impairment and Realignment Costs	—%	—%	0.1%	0.2%
Income from Operations	4.0%	3.1%	2.1%	2.1%
Other Income (Expense)	(2.3)%	(1.9)%	(2.4)%	(2.2)%
Income (Loss) Before Income Taxes	1.7%	1.2%	(0.3)%	(0.1)%
Provision for (Benefit from) Income Taxes	0.7%	0.7%	—%	0.3%
Net Income (Loss) Including Noncontrolling Interest	1.0%	0.5%	(0.3)%	(0.4)%
Less: Net Income (Loss) Attributable to Noncontrolling Interest	—%	—%	—%	(0.1)%
Net Income (Loss) Attributable to Titan Machinery Inc.	1.0%	0.5%	(0.3)%	(0.3)%

Three Months Ended October 31, 2015 Compared to Three Months Ended October 31, 2014
Consolidated Results
Revenue

	Three Months Ended October 31,			Percent
	2015	2014	(Decrease)	Change
	(dollars in thousands)
Equipment	$215,692	$343,482	$(127,790)	(37.2)%
Parts	73,838	80,692	(6,854)	(8.5)%
Service	34,116	42,410	(8,294)	(19.6)%
Rental and other	21,329	26,557	(5,228)	(19.7)%
Total Revenue	$344,975	$493,141	$(148,166)	(30.0)%

The decrease in revenue for the third quarter of fiscal 2016 was primarily due to a decrease in same-store sales of 29.0% over the comparable prior year period. This decrease was mainly driven by a decrease in Agriculture same-store sales of 37.4%, which primarily resulted from a decrease in equipment revenue, as well as a decrease in Construction same-store sales of 8.3%, in the third quarter of fiscal 2016. These decreases in same-store sales were primarily the result of the challenging industry conditions facing our Agriculture and Construction segments discussed in the Overview section above. Service revenue was also negatively impacted by these industry conditions in the current year as warranty and pre-delivery work has decreased as a result of lower equipment sales. Favorable harvest conditions, which generally result in fewer repairs, were present in the third quarter of fiscal 2016 and contributed to lower service revenue in our Agriculture stores than in the same period of the prior year. The Construction industry conditions, as well as a decrease in the size of our rental fleet, led to lower rental and other revenue, particularly in our Construction stores in oil production areas.
Gross Profit

	Three Months Ended October 31,		Increase/	Percent
	2015	2014	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$17,597	$25,780	$(8,183)	(31.7)%
Parts	22,165	24,290	(2,125)	(8.7)%
Service	21,667	27,373	(5,706)	(20.8)%
Rental and other	5,712	7,248	(1,536)	(21.2)%
Total Gross Profit	$67,141	$84,691	$(17,550)	(20.7)%
Gross Profit Margin
Equipment	8.2%	7.5%	0.7%	9.3%
Parts	30.0%	30.1%	(0.1)%	(0.3)%
Service	63.5%	64.5%	(1.0)%	(1.6)%
Rental and other	26.8%	27.3%	(0.5)%	(1.8)%
Total Gross Profit Margin	19.5%	17.2%	2.3%	13.4%
Gross Profit Mix
Equipment	26.2%	30.4%	(4.2)%	(13.8)%
Parts	33.0%	28.7%	4.3%	15.0%
Service	32.3%	32.3%	—%	—%
Rental and other	8.5%	8.6%	(0.1)%	(1.2)%
Total Gross Profit Mix	100.0%	100.0%	—%	—%

The $17.6 million decrease in gross profit for the third quarter of fiscal 2016, as compared to the same period last year, was primarily due to a decrease in revenue. The increase in total gross profit margin from 17.2% for the third quarter of fiscal 2015 to 19.5% for the third quarter of fiscal 2016 was mainly due to a change in gross profit mix to our higher-margin parts business and an increase in gross profit margin on equipment. Commodity prices fell significantly in the third quarter of fiscal 2015, causing pricing pressures in the Agriculture segment which negatively impacted our equipment gross profit margin for that period. The Agriculture segment did not experience as much pricing pressure in the third quarter of fiscal 2016, as there was less volatility in the commodity prices during that period.
Our company-wide absorption for the third quarter of fiscal 2016 was 86.6% compared to 82.5% during the same period last year. The increase is primarily the result of a reduction of our fixed operating costs from savings associated with our realignment plan implemented in the first quarter of fiscal 2016, but partially offset by a decrease in parts and service gross profit.
Operating Expenses

	Three Months Ended October 31,		Increase/	Percent
	2015	2014	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$53,484	$69,459	$(15,975)	(23.0)%
Operating Expenses as a Percentage of Revenue	15.5%	14.1%	1.4%	9.9%
The $16.0 million decrease in operating expenses, as compared to the same period last year, was primarily the result of our realignment plan implemented in the first quarter of fiscal 2016 in which we reduced our headcount by 14% and generated additional cost savings associated with the closing of four stores in the quarter. The increase in operating expenses as a percentage of total revenue was primarily due to the decrease in total revenue in the third quarter of fiscal 2016, as compared to the third quarter of fiscal 2015, which negatively affected our ability to leverage our fixed operating costs.
Impairment and Realignment Costs

	Three Months Ended October 31,			Percent
	2015	2014	Increase	Change
	(dollars in thousands)
Impairment and Realignment Costs	$22	$—	$22	100.0%
The realignment costs recognized in the third quarter of fiscal 2016 arose as the result of our store realignment plans and associated exit costs, including accruals for lease terminations and remaining lease obligations, employee severance costs, the impairment of certain fixed assets, and the costs associated with relocating certain assets of our closed stores. See Note 9 to our consolidated financial statements for further details on our store realignment plans and associated exit costs, and the Non-GAAP Financial Measures section below for impact of these amounts on non-GAAP Diluted EPS.
Other Income (Expense)

	Three Months Ended October 31,		Increase/	Percent
	2015	2014	(Decrease)	Change
	(dollars in thousands)
Interest income and other income (expense)	$722	$(489)	$1,211	247.6%
Floorplan interest expense	(4,602)	(5,444)	(842)	(15.5)%
Other interest expense	(4,041)	(3,586)	455	12.7%
The improvement in interest income and other income (expense) is primarily due to a decrease in foreign currency remeasurement losses in Ukraine, resulting from changes in the valuation of the Ukrainian hryvnia, and an increase in other income in the third quarter of fiscal 2016, as compared to the third quarter of fiscal 2015. See the Non-GAAP Financial Measures section below for impact of the Ukraine foreign currency remeasurement losses on non-GAAP Diluted EPS. The decrease in floorplan interest expense for the third quarter of fiscal 2016, as compared to the third quarter of fiscal 2015, was primarily due to a decrease in our average interest-bearing inventory in the third quarter of fiscal 2016. The increase in other interest expense is primarily the result of a $1.0 million write-off of capitalized debt issuance costs related to amending our Wells Fargo credit facility, and partially offset by decreased interest expense resulting from lower long-term debt balances in the third quarter of fiscal 2016 as compared to the same period last year.

Provision for Income Taxes

	Three Months Ended October 31,			Percent
	2015	2014	Decrease	Change
	(dollars in thousands)
Provision for Income Taxes	$2,231	$3,400	$(1,169)	(34.4)%

Our effective tax rate was 39.0% for the third quarter of fiscal 2016 and 59.5% for the same period last year. The difference in our effective tax rate is primarily due to the change in the foreign income (loss) before income taxes from a loss position for the third quarter of fiscal 2015 to an income position for the third quarter of fiscal 2016. In addition, as the majority of our foreign operations have full valuation allowances on deferred tax assets including net operating losses, they do not recognize any income tax expense or benefit. See Note 11 to our consolidated financial statements for further details on our effective tax rate and the components of income (loss) before income taxes.
Segment Results
Certain financial information for our Agriculture, Construction and International business segments is set forth below. “Shared Resources” in the table below refers to the various unallocated income/(expense) items that we have retained at the general corporate level. Revenue between segments is immaterial.

	Three Months Ended October 31,		Increase/	Percent
	2015	2014	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$211,302	$341,547	$(130,245)	(38.1)%
Construction	87,023	98,246	(11,223)	(11.4)%
International	46,650	53,348	(6,698)	(12.6)%
Total	$344,975	$493,141	$(148,166)	(30.0)%

Income (Loss) Before Income Taxes
Agriculture	$4,219	$6,134	$(1,915)	(31.2)%
Construction	1,413	15	1,398	*N/M
International	351	(1,407)	1,758	124.9%
Segment income (loss) before income taxes	5,983	4,742	1,241	26.2%
Shared Resources	(269)	971	(1,240)	(127.7)%
Income (Loss) Before Income Taxes	$5,714	$5,713	$1	—%
*N/M = Not Meaningful
Agriculture
Agriculture segment revenue for the third quarter of fiscal 2016 decreased 38.1% compared to the same period last year. The revenue decrease was due to a same-store sales decrease of 37.4% over the third quarter of fiscal 2015, which was primarily caused by a decrease in equipment revenue, largely resulting from the challenging industry conditions discussed in the Overview section above.
Agriculture segment income before income taxes for the third quarter of fiscal 2016 decreased $1.9 million compared to the same period last year. The decline in segment income is primarily due to the aforementioned decrease in equipment revenue, but partially offset by decreases in operating expenses and floorplan interest expense. The decrease in operating expenses is the result of the cost savings associated with our realignment plan implemented in the first quarter of fiscal 2016, and the decrease in floorplan interest expense is the result of decrease in our average interest-bearing inventory in the third quarter of fiscal 2016.

Construction
Construction segment revenue for the third quarter of fiscal 2016 decreased 11.4% compared to the same period last year. The revenue decrease was due to a same-store sales decrease of 8.3% over the third quarter of fiscal 2015. The decrease in Construction same-store sales was experienced across all lines of our business and was largely due to the challenging industry conditions discussed in the Overview section above.
Our Construction segment income before income taxes was $1.4 million for the third quarter of fiscal 2016 compared to segment income before income taxes of $0.0 million for the third quarter of fiscal 2015. The increase in segment income before income taxes was primarily due to a decrease in operating expenses, and partially offset by the aforementioned decrease in segment revenue. The decrease in operating expenses reflects costs savings associated with our realignment plan implemented in the first quarter of fiscal 2016. The dollar utilization of our rental fleet decreased from 33.6% in the third quarter of fiscal 2015 to 29.6% in the third quarter of fiscal 2016, primarily resulting from the challenging industry conditions discussed in the Overview section above.
International
International segment revenue for the third quarter of fiscal 2016 decreased 12.6% compared to the same period last year. Our International revenue was negatively impacted by Euro to U.S. Dollar exchange rate differences and by the aforementioned reduction in commodity prices.
Our International segment income before income taxes was $0.4 million for the third quarter of fiscal 2016 compared to segment loss before income taxes of $1.4 million for the same period last year. The improvement in segment income was the result of lower operating expenses, lower foreign currency remeasurement losses in Ukraine, and lower floorplan interest expense, but partially offset by the aforementioned decrease in revenue. The reduction in operating expenses was the result of the cost saving initiatives implemented in late fiscal 2015. In addition, operating expenses also benefited from the impact of the changing foreign currency exchange rates. Floorplan interest expense decreased in the third quarter of fiscal 2016 compared to the same period last year due to a reduction in interest-bearing floorplan payables resulting from a reduction in our inventory levels and lower interest rates. The impact of changing Euro to U.S. Dollar exchange rates did not have a material impact on our International segment income (loss) before income taxes as the negative impact on segment revenue was offset by the positive impact on segment expenses.
Shared Resources/Eliminations
We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate these net expenses to our segments. Since these allocations are set early in the year, unallocated balances may occur.
Nine Months Ended October 31, 2015 Compared to Nine Months Ended October 31, 2014
Consolidated Results
Revenue

	Nine Months Ended October 31,			Percent
	2015	2014	(Decrease)	Change
	(dollars in thousands)
Equipment	$681,691	$1,008,614	$(326,923)	(32.4)%
Parts	197,439	219,597	(22,158)	(10.1)%
Service	99,860	117,941	(18,081)	(15.3)%
Rental and other	53,371	63,442	(10,071)	(15.9)%
Total Revenue	$1,032,361	$1,409,594	$(377,233)	(26.8)%
The decrease in revenue for the first nine months of fiscal 2016 was primarily due to a decrease in same-store sales of 25.1% over the comparable prior year period and the closing of eight stores during the quarter ended April 30, 2014 and four stores during the quarter ended April 30, 2015. The same-store sales decrease was mainly driven by a decrease in Agriculture same-store sales of 32.1%, which primarily resulted from a decrease in equipment revenue, as well as a decrease in Construction same-store sales of 10.8%, in the first nine months of fiscal 2016. These decreases in same-store sales were primarily the result of the challenging industry conditions facing our Agriculture and Construction segments discussed in the Overview section above. The Construction results were also affected by the strong revenue growth realized during the first nine months of fiscal 2015 in which we achieved a same-store sale increase of 20.3% over the first nine months of fiscal 2014. Service revenue was also negatively impacted by these industry conditions in the current year as warranty and pre-delivery work has decreased as a result of lower equipment sales. Favorable harvest conditions, which generally result in fewer repairs, were present in the first nine months of fiscal 2016 and contributed to lower service revenue in our Agriculture stores than in the same period of the prior year. The Construction industry conditions, as well as a decrease in the size of our rental fleet, led to lower rental and other revenue, particularly in our Construction stores in oil production areas.
Gross Profit

	Nine Months Ended October 31,		Increase/	Percent
	2015	2014	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$53,411	$81,751	$(28,340)	(34.7)%
Parts	58,813	65,451	(6,638)	(10.1)%
Service	63,724	74,972	(11,248)	(15.0)%
Rental and other	13,697	18,109	(4,412)	(24.4)%
Total Gross Profit	$189,645	$240,283	$(50,638)	(21.1)%
Gross Profit Margin
Equipment	7.8%	8.1%	(0.3)%	(3.7)%
Parts	29.8%	29.8%	—%	—%
Service	63.8%	63.6%	0.2%	0.3%
Rental and other	25.7%	28.5%	(2.8)%	(9.8)%
Total Gross Profit Margin	18.4%	17.0%	1.4%	8.2%
Gross Profit Mix
Equipment	28.2%	34.0%	(5.8)%	(17.2)%
Parts	31.0%	27.3%	3.7%	13.5%
Service	33.6%	31.2%	2.4%	7.7%
Rental and other	7.2%	7.5%	(0.3)%	(4.0)%
Total Gross Profit Mix	100.0%	100.0%	—%	—%

The $50.6 million decrease in gross profit for the first nine months of fiscal 2016, as compared to the same period last year, was primarily due to lower equipment and service revenue. Total gross profit margin of 18.4% for the first nine months of fiscal 2016 increased from the first nine months of fiscal 2015, mainly due to a change in gross profit mix to our higher-margin parts and service businesses.
Our company-wide absorption for the first nine months of fiscal 2016 was 79.2% compared to 75.2% during the same period last year. The increase is primarily the result of a reduction of our fixed operating costs from savings associated with our realignment plan implemented in the first quarter of fiscal 2016, but partially offset by a decrease in parts and service gross profit.
Operating Expenses

	Nine Months Ended October 31,		Increase/	Percent
	2015	2014	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$165,979	$208,406	$(42,427)	(20.4)%
Operating Expenses as a Percentage of Revenue	16.2%	14.7%	1.5%	10.2%
The $42.4 million decrease in operating expenses, as compared to the same period last year, was primarily the result of our realignment plan implemented in the first quarter of fiscal 2016 in which we reduced our headcount by 14% and generated additional cost savings associated with the closing of four stores in the quarter. In addition, our operating expenses were positively impacted by the cost savings realized as a result of our realignment plan implemented in the first quarter of fiscal 2015. Commission expense for the first nine months of fiscal 2016 decreased relative to the same period last year due to the decrease in equipment gross profit. The increase in operating expenses as a percentage of total revenue was primarily due to the decrease in total revenue in the first nine months of fiscal 2016, as compared to the same period last year, which negatively affected our ability to leverage our fixed operating costs.
Realignment Costs

	Nine Months Ended October 31,			Percent
	2015	2014	(Decrease)	Change
	(dollars in thousands)
Impairment and Realignment Costs	$1,519	$2,952	$(1,433)	(48.5)%
The realignment costs recognized in each of the first nine months of fiscal 2016 and fiscal 2015 arise as a result of our store realignment plans and associated exit costs, including accruals for lease terminations and remaining lease obligations, employee severance costs, the impairment of certain fixed assets, and the costs associated with relocating certain assets of our closed stores. See Note 9 to our consolidated financial statements for further details on our store realignment plans and associated exit costs, and the Non-GAAP Financial Measures section below for impact of these amounts on non-GAAP Diluted EPS.
Other Income (Expense)

	Nine Months Ended October 31,		Increase/	Percent
	2015	2014	(Decrease)	Change
	(dollars in thousands)
Interest income and other income (expense)	$(565)	$(4,095)	$3,530	86.2%
Floorplan interest expense	(13,945)	(15,345)	(1,400)	(9.1)%
Other interest expense	(11,228)	(10,586)	642	6.1%

The improvement in interest income and other income (expense) is primarily due to a decrease in foreign currency remeasurement losses in Ukraine, resulting from changes in the valuation of the Ukrainian hryvnia, which totaled $2.3 million and $4.9 million for the nine months of fiscal 2016 and 2015, respectively. See the Non-GAAP Financial Measures section below for impact of the Ukraine foreign currency remeasurement losses on non-GAAP Diluted EPS. The decrease in floorplan interest expense for the first nine months of fiscal 2016, as compared to the same period last year, was primarily due to a decrease in our average interest-bearing inventory in the first nine months of fiscal 2016, but offset by higher interest rates, primarily due to the additional interest cost associated with our interest rate swap instrument. The increase in other interest expense is primarily the result of a $1.6 million write-off of capitalized debt issuance costs related to amending our Wells Fargo credit facility, and partially offset by decreased interest expense resulting from lower long-term debt balances in the first nine months of fiscal 2016 as compared to the same period last year.
Provision for (Benefit from) Income Taxes

	Nine Months Ended October 31,			Percent
	2015	2014	Increase	Change
	(dollars in thousands)
Provision for (Benefit from) Income Taxes	$(354)	$4,254	$(4,608)	(108.3)%

Our effective tax rate was (9.9)% for the first nine months of fiscal 2016 and 386.4% for the same period last year. The difference in our effective tax rate is primarily due to the change in the domestic income (loss) before income taxes from an income position for the first nine months of fiscal 2015 to a loss position for the first nine months of fiscal 2016, and a decrease in the foreign loss before income taxes from the first nine months of fiscal 2015 to the first nine months of fiscal 2016. In addition, as the majority of our foreign operations have full valuation allowances on deferred tax assets including net operating losses, they do not recognize any income tax expense or benefit. See Note 11 to our consolidated financial statements for further details on our effective tax rate and the components of income (loss) before income taxes.
Segment Results
Certain financial information for our Agriculture, Construction and International business segments is set forth below. “Shared Resources” in the table below refers to the various unallocated income/(expense) items that we have retained at the general corporate level. Revenue between segments is immaterial.

	Nine Months Ended October 31,		Increase/	Percent
	2015	2014	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$660,606	$991,649	$(331,043)	(33.4)%
Construction	249,601	291,758	(42,157)	(14.4)%
International	122,154	126,187	(4,033)	(3.2)%
Total	$1,032,361	$1,409,594	$(377,233)	(26.8)%

Income (Loss) Before Income Taxes
Agriculture	$693	$16,133	$(15,440)	(95.7)%
Construction	(3,089)	(6,346)	3,257	51.3%
International	(3,074)	(11,688)	8,614	73.7%
Segment income (loss) before income taxes	(5,470)	(1,901)	(3,569)	(187.7)%
Shared Resources	1,879	800	1,079	134.9%
Income (Loss) Before Income Taxes	$(3,591)	$(1,101)	$(2,490)	(226.2)%
Agriculture
Agriculture segment revenue for the first nine months of fiscal 2016 decreased 33.4% compared to the same period last year. The revenue decrease was due to an Agriculture same-store sales decrease of 32.1% compared to the same period last year, which was primarily caused by a decrease in equipment revenue, largely resulting from the challenging industry conditions discussed in the Overview section above.
Agriculture segment income before income taxes was $0.7 million for the first nine months of fiscal 2016 compared to $16.1 million over the first nine months of fiscal 2015. The decline in segment income is primarily due to the aforementioned decrease in equipment revenue, but partially offset by a decrease in operating expenses. The decrease in operating expenses is the result of the cost savings associated with our realignment plan implemented in the first quarter of fiscal 2016 and lower commission expense resulting from the decrease in equipment gross profit.
Construction
Construction segment revenue for the first nine months of fiscal 2016 decreased 14.4% compared to the same period last year. The revenue decrease was due to a same-store sales decrease of 10.8% over the first nine months of fiscal 2015, and due to the impact of our store closings. The decrease in Construction same-store sales was experienced across all lines of our business and was largely due to the challenging industry conditions discussed in the Overview section above, as well as the strong revenue growth realized during the first nine months of fiscal 2015 in which we achieved a same-store sale increase of 20.3% over the first nine months of fiscal 2014.
Our Construction segment loss before income taxes was $3.1 million for the first nine months of fiscal 2016 compared to $6.3 million for the first nine months of fiscal 2015. This improvement was primarily due to the decrease in operating expenses and realignment costs, but partially offset by an increase in floorplan interest expense due to an increase in the average interest-bearing inventory and the aforementioned reduction in revenue, as compared to the the first nine months of fiscal 2015. The decrease in operating expenses reflects costs savings associated with our realignment plan implemented in the first quarter of fiscal 2016. The dollar utilization of our rental fleet decreased, from 28.7% in the first nine months of fiscal 2015 to 24.8% in the first nine months of fiscal 2016, primarily resulting from the challenging industry conditions discussed in the Overview section above.
International
International segment revenue for the first nine months of fiscal 2016 decreased 3.2% compared to the same period last year, due to a same-store sales decrease of 3.2%. Our International revenue was negatively impacted by the aforementioned foreign currency exchange rate differences and the reduction in commodity prices.
Our International segment loss before income taxes was $3.1 million for the first nine months of fiscal 2016 compared to $11.7 million for the same period last year. The reduction in segment loss before income taxes was the result of lower operating expenses, lower foreign currency remeasurement losses in Ukraine and lower floorplan interest expense. The reduction in operating expenses for the first nine months of fiscal 2016, as compared to the same period in the prior year, was the result of the cost saving initiatives implemented in late fiscal 2015 and the impact of changing foreign currency exchange rates. Floorplan interest expense decreased in the first nine months of fiscal 2016 compared to the same period last year due to a reduction in interest-bearing floorplan payables resulting from a reduction in our inventory levels and lower interest rates. The impact of changing Euro to U.S. Dollar exchange rates did not have a material impact on our International segment income (loss) before income taxes as the negative impact on segment revenue was offset by the positive impact on segment expenses.
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
The following table reconciles Diluted EPS, a GAAP measure, to non-GAAP Diluted EPS:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
	(dollars in thousands, except per share data)
Net Income (Loss) Attributable to Titan Machinery Inc. Common Stockholders
Net Income (Loss) Attributable to Titan Machinery Inc. Common Stockholders	$3,384	$2,421	$(2,789)	$(4,613)
Non-GAAP Adjustments
Debt Issuance Cost Write-Off	599	—	917	—
Realignment / Store Closing Costs	13	—	894	2,035
Ukraine Remeasurement	181	508	2,245	4,840
Total Non-GAAP Adjustments	793	508	4,056	6,875
Adjusted Net Income Attributable to Titan Machinery Inc. Common Stockholders	$4,177	$2,929	$1,267	$2,262

Earnings (Loss) per Share - Diluted
Earnings (Loss) per Share - Diluted	$0.16	$0.11	$(0.13)	$(0.22)
Non-GAAP Adjustments
Debt Issuance Cost Write-Off	0.03	—	0.04	—
Realignment / Store Closing Costs	—	—	0.04	0.10
Ukraine Remeasurement	0.01	0.03	0.11	0.23
Total Non-GAAP Adjustments	0.04	0.03	0.19	0.33
Adjusted Earnings per Share - Diluted	$0.20	$0.14	$0.06	$0.11
Liquidity and Capital Resources
Sources of Liquidity
Our primary sources of liquidity are cash reserves, cash generated from operations, and borrowings under our floorplan payable and other credit facilities. We expect these sources of liquidity to be sufficient to fund our working capital requirements, acquisitions, capital expenditures and other investments in our business, service our debt, pay our tax and lease obligations and other commitments and contingencies, and meet any seasonal operating requirements for the foreseeable future, provided, however, that our borrowing capacity under our credit agreements is dependent on compliance with various covenants as further described in the "Risk Factors" section of our Annual Report on Form 10-K and on this Quarterly Report on Form 10-Q.
Equipment Inventory and Floorplan Payable Credit Facilities
As of October 31, 2015, the Company had discretionary floorplan payable lines of credit for equipment purchases totaling approximately $1.0 billion, which included a $275.0 million Floorplan Payable Line with Wells Fargo, a $450.0 million credit facility with CNH Industrial Capital, a $172.0 million credit facility with Agricredit and the U.S. dollar equivalent of $116.1 million in credit facilities related to our foreign subsidiaries. Floorplan payables relating to these credit facilities totaled approximately $531.3 million of the total floorplan payable balance of $546.6 million outstanding as of October 31, 2015.
Our equipment inventory turnover was 1.3 for the four quarters ended October 31, 2015 compared to 1.5 for the four quarters ended October 31, 2014. While our equipment inventories, including amounts classified as held for sale, decreased 23.3% from October 31, 2014 to October 31, 2015, the decrease in turnover was the result of the lower equipment sales in the four-quarter period ended October 31, 2015. Our equity in equipment inventory, which reflects the portion of our equipment inventory balance that is not financed by floorplan payables, increased to 23.7% as of October 31, 2015 from 18.7% as of January 31, 2015.
Adequacy of Capital Resources
Our primary uses of cash have been to fund our strategic acquisitions and fund our operating activities, including the purchase of inventory, meeting our debt service requirements, providing working capital, making payments due under building space operating leases and manufacturer floorplan payables. Based on our current operational performance, we believe our cash flow from operations, available cash and available borrowings under our existing credit facilities will adequately provide our liquidity needs for, at a minimum, the next 12 months. Our main financing arrangements, in which we had discretionary floorplan lines of credit totaling approximately $1.0 billion as of October 31, 2015, are described in Note 4 of the notes to our consolidated financial statements. As of October 31, 2015, we are in compliance with the financial covenants under these agreements. If anticipated operating results create the likelihood of a future covenant violation, we would work with our lenders on an appropriate modification or amendment to our financing arrangements.
Cash Flow
Cash Flow Provided By Or Used For Operating Activities
Net cash provided by operating activities was $198.8 million for the nine months ended October 31, 2015, compared to net cash used for operating activities of $82.6 million for the nine months ended October 31, 2014. Net cash provided by operating activities for the nine months ended October 31, 2015 was primarily attributable to a changing mix of manufacturer versus non-manufacturer floorplan financing in which we increased our outstanding borrowings under our manufacturer financing facilities and used the proceeds from such borrowings to decrease our outstanding borrowings under our non-manufacturer facilities, and reduction in our inventories. Net cash used for operating activities for the nine months ended October 31, 2014 was primarily attributable to decreases in our manufacturer floorplan payable and accounts payable, customer deposits, accrued expenses and other long-term liabilities.
We evaluate our cash flow from operating activities net of all floorplan activity and maintaining a constant level of equity in our equipment inventory. Taking these adjustments into account, our non-GAAP cash flow provided by operating activities was $32.9 million and cash flow used for operating activities was $15.1 million for the nine months ended October 31, 2015 and 2014, respectively. This increase over the prior year is due to reductions in our inventory balances. For reconciliation of this non-GAAP financial measure, please see the Non-GAAP Cash Flow Reconciliation below.
Cash Flow Used For Investing Activities
Net cash used for investing activities was $0.4 million for the nine months ended October 31, 2015, compared to net cash provided by investing activities of $2.5 million for the nine months ended October 31, 2014. Cash used for investing activities was primarily for the purchase of property and equipment, net of any proceeds from the sale of property and equipment.
Cash Flow Provided By Or Used For Financing Activities
Net cash used for financing activities was $246.9 million for the nine months ended October 31, 2015 compared to net cash provided by financing activities of $116.6 million for the nine months ended October 31, 2014. For the nine months ended

October 31, 2015, net cash used for financing activities primarily resulted from the aforementioned change in financing mix in which we increased our outstanding borrowings under our manufacturer financing facilities and decreased our amount outstanding under our non-manufacturer facilities, as well as payments exceeding proceeds on our long-term debt of $42.4 million. For the nine months ended October 31, 2014, net cash provided by financing activities primarily consisted of an increase in non-manufacturer floorplan payables, which increased as a result of reductions in manufacturer floorplan payable balances, and proceeds exceeding payments on our long-term debt.
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
Our non-GAAP cash flow provided by (used for) operating activities is also impacted by the change in our equity in equipment inventory, which reflects the portion of our equipment inventory balance that is not financed by floorplan payables. Equity in equipment inventory increased to 23.7% as of October 31, 2015 from 18.7% as of January 31, 2015, and decreased to 18.4% as of October 31, 2014 from 20.1% as of January 31, 2014. We analyze our cash flow provided by (used for) operating activities by assuming a constant level of equipment inventory financing throughout each respective fiscal year. The adjustment eliminates the impact of this fluctuation of equity in our equipment inventory, and is equal to the difference between our actual level of equity in equipment inventory at each period end presented on the consolidated statements of cash flows, compared to the actual level of equity in equipment inventory at the beginning of the fiscal year.
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

	Net Cash Provided by (Used for) Operating Activities		Net Cash Provided by (Used for) Financing Activities
	Nine Months Ended October 31, 2015	Nine Months Ended October 31, 2014	Nine Months Ended October 31, 2015	Nine Months Ended October 31, 2014
	(in thousands)		(in thousands)
Cash Flow, As Reported	$198,761	$(82,555)	$(246,935)	$116,570
Adjustment for Non-Manufacturer Floorplan Net Payments	(201,320)	83,232	201,320	(83,232)
Adjustment for Constant Equity in Equipment Inventory	35,452	(15,752)	—	—
Non-GAAP Cash Flow	$32,893	$(15,075)	$(45,615)	$33,338
Non-GAAP cash flow provided by (used for) operating activities and non-GAAP net cash provided by (used for) financing activities should be evaluated in addition to, and not considered a substitute for, or superior to, the GAAP measures of net cash provided by (used for) operating and financing activities.
Certain Information Concerning Off-Balance Sheet Arrangements
As of October 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. In the normal course of our business activities, we lease real estate, vehicles and equipment under operating leases.

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
Forward-looking statements include all statements based on future expectations and specifically include, among other things, all statements relating to our expectations regarding exchange rate and interest rate impact, the impact of farm income levels on our customers' demand for agricultural equipment and services, the impact of oil prices on market demand for equipment and services, the general market conditions of the agricultural and construction industries, equipment inventory levels, estimated realignment costs and savings, and our primary liquidity sources and adequacy of our capital resources. Any statements that are not based upon historical facts, including the outcome of events that have not yet occurred and our expectations for future performance, are forward-looking statements. The words “potential,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” “plan,” “anticipate,” and similar words and expressions are intended to identify forward-looking statements. Such statements are based upon the current beliefs and expectations of our management. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, adverse market conditions in the agricultural and construction equipment industries, and those matters identified and discussed under the section titled “Risk Factors” in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates.
Interest Rate Risk
Exposure to changes in interest rates results from borrowing activities used to fund operations. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. We have both fixed and floating rate financing. Some of our floating rate credit facilities contain minimum rates of interest to be charged. Based upon our interest-bearing balances and interest rates as of October 31, 2015, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $3.3 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $3.3 million. At October 31, 2015, we had total floorplan payables of variable rate floorplan payable of $546.6 million, of which approximately $310.8 million was interest-bearing, $135.8 million was non-interest bearing and $100.0 million was effectively fixed rate due to our interest rate swap instrument. At October 31, 2015, we also had variable notes payable and long-term debt of $14.7 million, and fixed rate notes payable and long-term debt of $15.3 million.
Foreign Currency Exchange Rate Risk
Our foreign currency exposures arise as the result of our foreign operations. We are exposed to transactional foreign currency exchange rate risk through our foreign entities’ holding assets and liabilities denominated in currencies other than their functional currency. In addition, the Company is exposed to foreign currency transaction risk as the result of certain intercompany financing transactions. The Company attempts to manage its transactional foreign currency exchange rate risk through the use of derivative financial instruments, primarily foreign exchange forward contracts, or through natural hedging instruments. Based upon balances and exchange rates as of October 31, 2015, holding other variables constant, we believe that a hypothetical 10% increase or decrease in all applicable foreign exchange rates would not have a material impact on our results of operations or cash flows. As of October 31, 2015, our Ukrainian subsidiary had $0.3 million of net monetary assets denominated in Ukrainian hryvnia (UAH). We have attempted to minimize our net monetary asset position through reducing overall asset levels in Ukraine and through borrowing in UAH which serves as a natural hedging instrument offsetting our net UAH denominated assets. At certain times, currency and payment controls imposed by the National Bank of Ukraine have limited our ability to manage our net monetary asset position. The UAH devalued significantly during the six month period ended July 31, 2015, but stabilized during the third quarter of fiscal 2016. Continued and significant devaluation of the UAH could have a material impact on our results of operations and cash flows.
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
ITEM 1A.             RISK FACTORS
In addition to the other information set forth in this report, including the important information in “Private Securities Litigation Reform Act,” you should carefully consider the “Risk Factors” discussed in our Form 10-K for the year ended January 31, 2015 as filed with the Securities and Exchange Commission. Those factors, if they were to occur, could cause our actual results to differ materially from those expressed in our forward-looking statements in this report, and materially adversely affect our financial condition or future results. Although we are not aware of any other factors, aside from those discussed below and in our Form 10-K for the year ended January 31, 2015, that we currently anticipate will cause our forward-looking statements to differ materially from our future actual results, or materially affect the Company’s financial condition or future results, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.
The credit agreements governing our indebtedness restrict our ability to engage in certain corporate and financial transactions, and require us to satisfy financial covenants.
The credit agreements governing our indebtedness contain certain covenants that, among other things, restrict our ability to:
•incur more debt;
•make investments;
•create liens;
•merge or consolidate;
•transfer and sell assets;
•pay dividends or repurchase stock;
•issue equity instruments.
Our credit facilities with CNH Industrial Capital and AgriCredit require us to satisfy a net leverage ratio and fixed charge coverage ratio on an ongoing basis, measured at the end of each fiscal quarter. Under our Wells Fargo Credit Facility, in the event that excess availability plus eligible cash collateral is less than 15% of the total facility of $350.0 million, the Company is required to maintain a fixed charge coverage ratio (“FCCR”) of at least 1.1. Our ability to borrow under these credit agreements depends upon compliance with the financial covenants.
Our failure to satisfy any covenant, absent a waiver or amendment, would cause us to be in default under our credit facilities and would enable our lenders to accelerate payment of the outstanding indebtedness. Moreover, an event of default accompanied by a demand for accelerated payment under any of our credit facilities would also constitute a default under our Senior Convertible Notes. Each of our credit agreements include cross-default provisions which state that certain types of defaults under any other indebtedness agreement will also constitute a default under that credit agreement. If an event of default occurred, and the lender demanded accelerated payment, we may not be able to satisfy such a pay-off request, whether through internal funds or a new financing.
ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not have any unregistered sales of equity securities during the fiscal quarter ended October 31, 2015.
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

Dated:	December 7, 2015
TITAN MACHINERY INC.

		By	/s/ Mark Kalvoda
Mark Kalvoda
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX
TITAN MACHINERY INC.
FORM 10-Q

No.	Description

10.1
Second Amended and Restated Credit Agreement, dated as of October 28, 2015, by and among the registrant, as Borrower, the financial institutions party thereto, as lenders, Wells Fargo Bank, National Association (“Wells Fargo”), as Administrative Agent, Wells Fargo, Bank of America, N.A. (“Bank of America”), PNC Bank, National Association (“PNC”) and Regions Bank (“Regions”), as Joint Lead Arrangers and Joint Book Runners, Bank of America as Syndication Agent, and PNC and Regions, as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed with the Commission on November 2, 2015).

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

101
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended October 31, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

+ Management compensatory plan or arrangement