Form 10-K
period 2016-01-31
Titan Machinery Inc.
filed 2016-04-13
CIK 1409171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JANUARY 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of our common stock held by non-affiliates as of July 31, 2015 was approximately $254.9 million (based on the last sale price of $14.05 per share on such date as reported on the NASDAQ Global Select Market).
The number of shares outstanding of the registrant's common stock as of April 1, 2016 was 21,588,696 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant's 2016 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report.

We make available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act on our web site, http://www.titanmachinery.com, as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. We are not including the information on our web site as a part of, or incorporating it by reference into, this Form 10-K.

i

ITEM 1.    BUSINESS
Our Company
Overview
We own and operate a network of full service agricultural and construction equipment stores in the United States and Europe. Based upon information provided to us by CNH Industrial N.V. or its U.S. subsidiary CNH Industrial America, LLC, collectively referred to in this Form 10-K as CNH Industrial, we are the largest retail dealer of Case IH Agriculture equipment in the world, the largest retail dealer of Case Construction equipment in North America and a major retail dealer of New Holland Agriculture and New Holland Construction equipment in the U.S. We have three primary business segments, Agriculture, Construction and International, within which we engage in four principal business activities:

•	new and used equipment sales;

•	parts sales;

•	repair and maintenance services; and

•	equipment rental and other activities.
The agricultural equipment we sell and repair includes machinery and attachments for uses ranging from large-scale farming to home and garden purposes. The construction equipment we sell and service includes heavy construction and light industrial machinery for commercial and residential construction, road and highway construction, and mining operations.
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
We offer our customers a one-stop solution by providing equipment and parts sales, repair and maintenance services, and rental functions in each store. Our full service approach provides us with multiple points of customer contact and cross-selling opportunities. We believe our mix of equipment sales and recurring parts and service sales enables us to operate effectively throughout economic cycles. We also believe our significant scale, superior customer service, diverse and stable customer base, management reporting system and experienced management team provide us with a competitive advantage in many of our local markets.
Throughout our 36-year operating history we have built an extensive, geographically contiguous network of 91 stores in the U.S., including one outlet store, and 17 stores in Europe. Our Agriculture stores in the U.S. are located in Iowa, Minnesota, Nebraska, North Dakota and South Dakota and include several highly productive farming regions, such as the Red River Valley in eastern North Dakota and northwestern Minnesota, certain portions of the corn belt in Iowa, eastern South Dakota and southern Minnesota, and along the Interstate-80 corridor in Nebraska, which sits on top of the Ogallala Aquifer. Our Construction stores are located in Arizona, Colorado, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, South Dakota, Wisconsin and Wyoming. Our International stores are located in the European countries of Bulgaria, Romania, Serbia and Ukraine.
We have a history of growth through acquisitions. Since January 1, 2003, we have completed 52 acquisitions consisting of 110 stores operating in 11 states and three European countries, including 37 acquisitions consisting of 79 stores completed since our initial public offering on December 11, 2007. We believe a favorable climate for dealership consolidation will continue to exist, which provides for acquisition opportunities, and expect that acquisitions will continue to be an important component of our long-term growth.
Industry Overview
Agricultural Equipment Industry
Agricultural equipment is purchased primarily for the production of crops used for food, fiber, feed grain and feedstock for renewable energy. Certain equipment is also purchased for home and garden applications, and maintenance of commercial, residential and government properties. Deere & Company ("Deere"), CNH Industrial and Agco Corporation ("AGCO") are the largest global manufacturers of agricultural equipment and supply a full line of equipment and parts that address the primary machinery requirements of farmers. In addition to the major manufacturers, several short-line manufacturers produce specialized equipment that addresses regional and niche requirements of farmers. Agricultural equipment manufacturers typically grant dealers in the U.S. authorized store locations, not exclusive territories, to distribute their products.
We believe there are many factors that influence demand for agricultural equipment, parts and repair and maintenance services, including farm net income, commodity markets, interest rates, government policies, tax policies, weather and general economic conditions. Any of these conditions can change materially in a short time period, creating volatility in demand for our products and services at any point in time. Federal legislation, such as the Farm Bill, attempts to stabilize the agriculture industry through various policies including (i) commodity programs consisting of direct, counter-cyclical and price support payments to farmers; (ii) conservation programs; (iii) crop insurance programs; and (iv) disaster relief programs. We believe that these various federal policies reduce financial volatility and help ensure that farmers operate their farms and equipment during economic down cycles.
Construction Equipment Industry
Construction equipment is purchased primarily for use in commercial, residential and infrastructure construction, as well as for demolition, maintenance, mining, energy production and forestry operations. Caterpillar, Inc., Deere, Komatsu Ltd., the Volvo Group, Terex Corporation, Doosan, and CNH Industrial are some of the largest global manufacturers of construction and industrial equipment. The market for construction equipment is segmented across multiple categories including earth moving, lifting, light industrial, asphalt and paving, and concrete and aggregate equipment. As in the agricultural equipment market, distribution of construction equipment in the U.S. is executed primarily by manufacturer authorized dealers; however, manufacturers' dealership agreements in the construction industry typically assign exclusive distribution territories.
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
Titan Operating Model
Through our operating model, we strive to empower leadership and share best practices at the store level while realizing efficiencies and utilizing certain controls at the corporate level. We believe exceptional customer service is most effectively attained through accountable store employees who are supported by centralized administrative, finance and marketing functions. Managing our business as a network of independent stores with support and oversight by a centralized, shared resources group facilitates coordination within the enterprise while promoting the development of local business and customer relationships at the store level.
Store Operations
Each of our stores is run by a store manager who is reviewed and compensated based on the store's achievement of key financial objectives. Also, each store is typically staffed by a parts manager, a service manager and field marketers, and certain of our Construction stores are staffed with rental operations managers, all of whom report directly to the store manager. Under our operating model, decision-making for customer-related issues is decentralized, with each store manager having substantial responsibility for matters such as staffing levels, customer satisfaction, the type of equipment to stock and equipment pricing, subject to parameters and objectives set forth by our shared resources group. We believe customers in our industry view store managers and sales and service personnel as important partners in operating their businesses. Therefore, we believe developing and supporting strong store managers enables us to grow same-store sales through fostering new customer relationships and further developing existing customer relationships.

Shared Resources
Our shared resources group provides a range of services to support our stores, including service administration, information technology support, administration, marketing campaigns, human resources management, finance and insurance, central purchasing, accounting, legal, data administration and cash management. We believe these functions can be run more efficiently when combined and can provide more sophisticated resources to our store managers than an independent dealership could support alone. We maintain accountability through our management reporting systems, which provide data on certain key operational and financial metrics on a daily basis, as well as a comprehensive review of financial performance on a monthly basis. We believe the services provided by our shared resources group enables our stores to achieve a higher level of customer service by freeing them from certain general and administrative functions. Furthermore, as we acquire new stores, we believe the shared services required to support these stores will grow at a lower rate than our overall growth in store count.
Management Development and Succession Planning
Our executives and segment leaders work closely with our regional, store and shared resource managers to ensure they benefit from our executives' industry knowledge and execute operational excellence in line with our management philosophy. We also conduct formal meetings on a regular basis with our store managers and regional managers to assess operational and financial objectives, develop near-term strategies and share best practices across the organization. We believe the relationships among our executives and various levels of managers will sustain our financial success through continued implementation of our effective operating model, as well as provide a strong pool of capable successors to our current team of executives and other levels of management.
Business Strengths
We believe the following attributes are important factors in our ability to compete effectively and achieve our long-term financial objectives:
Leading North American Equipment Provider with Significant Scale
According to CNH Industrial, we are the largest retail dealer of Case IH Agriculture equipment in the world, the largest retail dealer of Case Construction equipment in North America and a major retail dealer of New Holland Agriculture and New Holland Construction equipment in the U.S. We believe our size and large, contiguous geographic market provide us with several competitive advantages including:

•
our ability to manage inventory through our centralized inventory management system, thus allowing inventory exchanges among the stores, which permits us to more effectively manage inventory levels at each store while providing significant breadth of parts and equipment to our customers;

•	our ability to use expanded sales channels, including used equipment listings hosted on our website, which enables us to offer our customers alternative purchasing options; and

•
our ability to sell inventory to customers in a large geographic area covering Arizona, Colorado, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, South Dakota, Wisconsin and Wyoming, which enables us to capitalize on crop diversification and disparate weather in growing regions, as well as local trends in residential, infrastructure and commercial construction.

Superior Customer Service at the Local Level
Our actions to centralize numerous administrative functions has enabled our store employees to better focus on customer service as well as eliminating redundant operating expenses. We also centralize our marketing resources to offer our stores and field marketers professional marketing support that includes targeted direct mailings, advertising with targeted local media outlets, participation in and sponsorship of trade shows and industry events, our Titan Trader monthly magazine, and our hosting of open houses, service clinics, equipment demonstrations, product showcases and customer appreciation outings.
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

Attract and Retain Superior Employees
We strive to maintain a culture that empowers our employees to make decisions and act within the parameters of our operating process and system. We believe this culture and our size gives us a competitive advantage in attracting and retaining the best employees in our industry. We developed an operating system and process that provides our employees with defined objectives and frequent feedback of results within an environment that allows them to work independently yet consistently throughout our company. Through this operating system and process we have established defined financial metrics, which are reviewed with our various levels of managers on a regular basis to assess performance. Each store manager is empowered to operate the individual store as appropriate within the guidelines set by the operating system and process. This balanced management philosophy enables our employees to understand clearly how they succeed in our organization and how to interact with customers who expect a level of autonomy from our employees. Our compensation system focuses on rewarding our employees for high performance, thus enabling us to attract and retain high performing employees.
Diverse and Stable Customer Base to Avoid Market Volatility
We believe our large and diverse customer base limits our exposure to risks associated with customer concentration and fluctuations in local market conditions. We have long and stable relationships with many of our customers. During fiscal 2016, none of our customers accounted for more than 1.0% of our total revenue. Revenue from external customers located outside of the United States is primarily included in our International segment, which totaled 11.8%, 8.6% and 6.2% of total revenue during fiscal 2016, 2015 and 2014, respectively.
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
Experienced Management Team
Our executive team is led by David Meyer, our Board Chair and Chief Executive Officer, who has over 40 years of industry experience. Our segment managers, regional managers, store managers and field marketers also have extensive knowledge and experience in our industry. In addition, we compensate, develop and review our regional managers and store managers based on an approach that aligns their incentives with the goals and objectives of our company, including achievement of revenue, profitability, market share and balance sheet objectives. We believe the strength of our management team will help our success in the marketplace.
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
We have a track record of completing and integrating acquisitions and have used acquisitions to enter new markets. We look to add stores through acquisitions that offer attractive growth opportunities, high demand for the equipment we sell and services we offer, management strength, and operating synergies with our existing geographic footprint.
We regularly assess the acquisition landscape, evaluating potential acquisition candidates in terms of their availability and desirability to our long-term growth strategy. Typically, we acquire only the working capital and fixed assets that we believe are necessary to run an efficient store and assume only the liabilities related to financing the inventory and working capital acquired, although we sometimes acquire all the equity of a company. Acquisitions are typically financed with available cash balances, floorplan payables and long-term debt.
The consent of CNH Industrial is required to acquire any CNH Industrial dealership. The consent of the group of banks led by Wells Fargo Bank, National Association (collectively referred to as "Wells Fargo") is required for the acquisition of dealerships meeting certain thresholds or other criteria defined in our Second Amended and Restated Credit Facility, as amended (the "Credit Agreement").
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
Upon consummation of each North American acquisition, we integrate acquired stores into our operating model to enhance each acquired store's performance within its target market.
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
We have been an authorized dealer of CNH Industrial equipment since our inception in 1980. In fiscal 2016, CNH Industrial supplied approximately 71% of the new equipment sold in our Agriculture segment, 67% of the new equipment sold in our Construction segment, and 78% of the new equipment sold in our International segment.
CNH Industrial is a global leader in the agricultural and construction equipment industries based on industry market share data. In 2015, CNH Industrial generated $13.6 billion in revenue from their equipment operations. In addition, CNH Industrial provides financing and insurance products and services to its end-user customers and authorized dealers through its CNH Industrial Capital America, LLC ("CNH Industrial Capital") business unit. CNH Industrial is a publicly-traded company.
CNH Industrial is the world's second largest manufacturer of agricultural equipment. The Case IH Agriculture and New Holland Agriculture brands are owned and operated by CNH Industrial. Case IH Agriculture, recognized by the red color of its equipment, possesses over 170 years of farm equipment heritage. New Holland Agriculture, recognized by the blue color of its tractors and the yellow color of its harvesting and hay equipment, has over 120 years of farm equipment industry experience. CNH Industrial's agricultural equipment dealers are assigned authorized store locations but do not have exclusive territories.

The Case Construction and New Holland Construction brands are owned and operated by CNH Industrial. CNH Industrial's construction equipment dealers are assigned a specific geographic area of responsibility within which the dealers have the right to sell new Case Construction and New Holland Construction equipment.
Dealership Agreements
We have entered into separate dealership agreements with applicable CNH Industrial entities to sell the Case IH Agriculture, New Holland Agriculture, Case Construction and New Holland Construction brands (collectively the “CNH Industrial Dealer Agreements”).
The CNH Industrial Dealer Agreements assign to us a geographically defined area of principal responsibility, providing us with distribution and product support rights within the identified territory for specific equipment products of the manufacturer. Although the dealer appointment is non-exclusive, in each territory there is typically only one dealership responsible for retail sales to end-users, as well as after-sales product support of the equipment. If we sell certain Case construction equipment outside of our designated sales and service areas and do not perform the warranty work on that equipment, CNH Industrial has the right to require that we pay sales and service fees for purposes of compensating the dealer assigned to such territory. We are authorized to display and use CNH Industrial trademarks and trade names at our stores, with certain restrictions.
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
The dealership agreements and industry practices generally provide that payment on equipment and parts purchased from CNH Industrial entities is due within 30 days and is typically subject to floorplan payable financing. With respect to sales of equipment, payments from customers, which are typically financed by a third party, are due upon sale. Payments from customers for parts and services are due within 30 days. CNH Industrial makes available to us any floorplans, parts return programs, sales or incentive programs or similar plans or programs it offers to its other dealers, and provides us with promotional items and marketing materials.
CNH recently proposed modified dealer agreements for the consideration of its North America dealers. We have not finalized negotiations of these agreements. Certain terms and conditions of the current CNH Industrial Dealer Agreements may be modified following these negotiations. The new dealer agreements with CNH Industrial, if entered into, may not be as favorable as our current dealer agreements.
Other Suppliers
In addition to products supplied by CNH Industrial, we sell a variety of new equipment, parts and attachments supplied by other manufacturers. These products tend to address specialized niche markets and to complement the CNH Industrial products we sell by filling gaps in the CNH Industrial line of products. We believe our offering of products for specialized niche markets supports our goal of being a one-stop solution for equipment needs at each of our stores. Approximately 28% of our total new equipment sales in fiscal 2016 resulted from sales of products manufactured by companies other than CNH Industrial, with our single largest manufacturer other than CNH Industrial representing approximately 2% of our total new equipment sales. The terms of our arrangements with these other suppliers vary, but most of the dealership agreements contain termination provisions allowing the supplier to terminate the agreement after a specified notice period, which is typically 30 days. Payment and financing practices with these other suppliers are similar to those practices described above with respect to CNH Industrial entities.
Operating Segments, Products and Services
We operate our business in three reportable segments, Agriculture, Construction and International. Within each of our segments, we have four principal sources of revenue: new and used equipment sales, parts sales, repair and maintenance service, and equipment rental and other business activities. See Note 22 to our consolidated financial statements included elsewhere in this annual report for additional information regarding our segments.
Equipment Sales
We sell new agricultural and construction equipment manufactured under the CNH Industrial family of brands as well as equipment from a variety of other manufacturers. The used equipment we sell is primarily from inventory acquired through trade-ins from our customers and selective purchases. The agricultural equipment we sell and service includes application equipment and sprayers, combines and attachments, hay and forage equipment, planting and seeding equipment, precision farming technology, tillage equipment, and tractors. The construction equipment we sell and service includes compact track loaders, compaction equipment, cranes, crawler dozers, excavators, forklifts, loader/backhoes, loader/tool carriers, motor graders, skid steer loaders, telehandlers and wheel loaders. We sell new and used equipment through our in-house retail sales force, which is organized by geography and operating segment. We also sell used equipment through our outlet store, which specializes in the sale of aged used equipment. In certain circumstances we also sell aged equipment through the use of alternative channels such as onsite and online auctions. We believe this organizational structure improves the effectiveness of our sales force, better serves our customers and helps us negotiate advantageous trade-in purchase terms. Equipment sales generate cross-selling opportunities for us by populating our markets with equipment we repair and maintain and for which we sell parts. Equipment revenue represented 67.7%, 73.6% and 77.4% of total revenue for the years ended January 31, 2016, 2015 and 2014, respectively.
Parts Sales
We sell a broad range of maintenance and replacement parts on equipment that we sell, as well as other types of equipment. We maintain an extensive in-house parts inventory to provide timely parts and repair and maintenance support to our customers. We generally are able to acquire out-of-stock parts directly from manufacturers within two business days. Our parts sales provide us with a relatively stable revenue stream that is less sensitive to economic cycles than our equipment sales. Parts revenue represented 17.9%, 14.2% and 12.4% of total revenue for the years ended January 31, 2016, 2015 and 2014, respectively.
Repair and Maintenance Services
We provide repair and maintenance services, including warranty repairs, for our customers' equipment. Each of our stores includes service bays staffed by trained service technicians. Our technicians are also available to make off-site repairs at the customers' locations. In addition, we provide proactive and comprehensive customer service by maintaining service histories for each piece of equipment owned by our customers, maintaining 24/7 service hours in times of peak service usage, providing on-site repair services, scheduling off-season maintenance activities with customers, notifying customers of periodic service requirements and providing training programs to customers to educate them as to standard maintenance requirements. At the time equipment is purchased, we also offer customers the option of purchasing extended warranty protection provided by our suppliers. Our after-market services have historically provided us with a high-margin, relatively stable source of revenue through changing economic cycles. Service revenue represented 9.3%, 7.8%, 6.7% of total revenue for the years ended January 31, 2016, 2015 and 2014, respectively.
Equipment Rental and Other Business Activities
We rent equipment to our customers, primarily in the Construction segment, on a short-term basis for periods ranging from a few days to a few months. We actively manage the size, quality, age and composition of our rental fleet and use our information technology systems to closely monitor and analyze customer demand and rate trends. We maintain the quality of our fleet through our on-site parts and services support and dispose of rental equipment through our retail sales force. Our rental activities create cross-selling opportunities for us in equipment sales. In addition, we provide ancillary equipment support activities such as equipment transportation, GPS signal subscriptions in connection with precision farming and reselling CNH

Industrial Capital finance and insurance products. Rental and other revenue represented 5.1%, 4.4% and 3.5% of total revenue for the years ended January 31, 2016, 2015 and 2014, respectively.
Geographic Information
Revenue generated from customers located in the U.S. totaled $1.2 billion, $1.7 billion and $2.1 billion for the years ended January 31, 2016, 2015 and 2014, respectively. Revenue generated from customers located outside of the United States is primarily included in our International segment, which totaled $162.1 million, $164.4 million and $138.1 million for the years ended January 31, 2016, 2015 and 2014, respectively. As of January 31, 2016, 2015 and 2014, $185.1 million, $209.4 million and $258.6 million of our long-lived assets were held in the U.S., respectively. As of January 31, 2016, 2015 and 2014, $4.4 million, $6.1 million and $7.3 million of our long-lived assets were held in our European subsidiaries, respectively.
Customers
Our Agriculture customers vary from small, single machine owners to large farming operations, primarily in the states of Iowa, Minnesota, Nebraska, North Dakota and South Dakota. In fiscal 2016, no single customer accounted for more than 1.0% of our Agriculture revenue.
Our Construction customers include a wide range of construction contractors, public utilities, mining and energy companies, municipalities and maintenance contractors, primarily in the states of Arizona, Colorado, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, South Dakota, Wisconsin and Wyoming. They vary from small, single machine owners to large firms. In fiscal 2016, no single customer accounted for more than 1.0% of our Construction revenue.
Our International customers vary from small, single machine owners to large farming operations, primarily in the European countries of Bulgaria, Romania, Serbia and Ukraine. In fiscal 2016, there was no single customer the loss of which would have a material impact on our International revenue.
Our stores enable us to closely service local and regional customers. We believe our operating model enables us to satisfy customer requirements and increase revenue through cross-selling opportunities presented by the various products and services that we offer. A significant portion of our U.S. customers finance their equipment purchases through CNH Industrial Capital.
Floorplan Payable Financing
We attempt to maintain at each store, or have readily available at other stores in our network, sufficient inventory to satisfy customer needs. Inventory levels fluctuate throughout the year and tend to increase before the primary sales seasons for agricultural equipment. The cost of financing our inventory is an important factor affecting our financial results.
CNH Industrial Capital
CNH Industrial Capital offers floorplan payable financing to CNH Industrial dealers to finance the purchase of inventory from CNH Industrial and for used equipment inventory purchased on trade-ins from our customers. CNH Industrial Capital provides this financing in part to enable dealers to carry representative inventories of equipment and encourage the purchase of goods by dealers in advance of seasonal retail demand. CNH Industrial Capital charges variable market rates of interest based on the prime rate on balances outstanding after any interest-free periods and receives a security interest in inventory and other assets. The interest-free periods, which CNH Industrial offers periodically in the form of additional incentives or special offers, typically average four months for new and used agriculture equipment and new construction equipment. CNH Industrial Capital also provides financing for used equipment accepted in trade, repossessed equipment and approved equipment from other suppliers, and receives a security interest in such equipment. As of January 31, 2016, we had a $450.0 million floorplan payable credit facility with CNH Industrial Capital.
Other Financing Sources for Equipment
As of January 31, 2016, we had a Credit Agreement with Wells Fargo, which includes a $275.0 million wholesale floorplan payable line of credit, a $172.0 million credit facility with DLL Finance LLC ("DLL Finance", formerly Agricredit Acceptance LLC), and the U.S. dollar equivalent of $115.4 million in credit facilities related to its foreign subsidiaries to finance equipment inventory purchases. Our amendment to the DLL Finance credit facility in April 2016 reduced our available borrowings under this facility to $110.0 million.
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
We currently market our products and services through:

•	our employee field marketers, who operate out of our network of local stores and call on customers in the markets surrounding each store;

•	parts managers and service managers, who provide our customers with comprehensive after-market support;

•	our website;

•	local and national advertising efforts, including broadcast, cable, print and web-based media; and

•	alternative channels for selling our aged equipment inventories.
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
Website
Our used equipment inventories are marketed on our website, www.titanmachinery.com, through an equipment search feature which allows users to search by equipment type, manufacturer, price and/or by store. A picture of each piece of equipment is shown, along with the equipment specifications, price and store location. Parts manufactured by the CNH Industrial brands are marketed and can be purchased directly through our website. Other sales and financing programs are also marketed through our website. Finally, our website also provides dealer locator search functions and provides the contact information for the various departments at each of our stores.
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
Channels for Selling Aged Equipment Inventory
We have one outlet store which capitalizes on sales opportunities for aged used equipment transferred out of our retail stores. In certain circumstances we also sell aged equipment inventories through the use of alternative channels such as onsite and online auctions.
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
Information Technology Systems
Our enterprise resource planning ("ERP") system enables us to closely monitor our performance and actively manage our business on a consolidated and segment basis and includes features that were enhanced to support our operations, including detailed store-based financial reporting, inventory management and customer relationship management.
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
Seasonality & Weather
The agricultural and construction equipment businesses are highly seasonal, which causes our quarterly results and our available cash flow to fluctuate during the year. Our customers generally purchase and rent equipment in preparation for, or in conjunction with, their busy seasons, which for farmers are the spring planting and fall harvesting seasons, and for Construction customers is dependent on weather seasons in their respective regions, but is typically the second and third quarters of our fiscal year for much of our Construction footprint. Our parts and service revenues are typically highest during our customers'

busy seasons as well, due to the increased use of their equipment during this time, which generates the need for more parts and service work. However, weather conditions impact the timing of our customers' busy times, which may cause our quarterly financial results to differ between fiscal years. In addition, the fourth quarter typically is a significant period for equipment sales in the U.S. because of our customers’ year-end tax planning considerations, the timing of dealer incentives and the increase in availability of funds from completed harvests and construction projects.
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
Employees
As of March 31, 2016, we employed 2,352 full-time and 195 part-time employees. Our employees are not covered by a collective bargaining agreement. We believe our relations with our employees are good.
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
ITEM 1A.    RISK FACTORS
We are substantially dependent upon CNH Industrial, our primary supplier of equipment and parts inventory.
The majority of our business involves the distribution and after-market parts and servicing of equipment manufactured by CNH Industrial. In fiscal 2016, CNH Industrial supplied approximately 71% of the new equipment sold in our Agriculture segment, 67% of the new equipment sold in our Construction segment, and 78% of the new equipment sold in our International segment, and supplied a significant portion of our parts inventory. Our financial performance and future success is highly dependent on the overall reputation and success of CNH Industrial in the agricultural and construction equipment manufacturing industries, including its ability to maintain its competitive position in product innovation, product quality, and product pricing. In the event that CNH Industrial decided to sell, or reduce its commitment to, its equipment manufacturing segments or if CNH Industrial would change its distribution system to our detriment, this would have a material adverse effect on our financial condition and results of operations.
In addition, CNH Industrial provides to us the following:

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
Furthermore, CNH Industrial may unilaterally change its operating practices under the terms of its agreements with us to, among other things, change our sales and service areas, limit our product offerings, and change pricing or delivery terms. If CNH Industrial were to change the terms of our dealer agreements or its operating practices in a manner that adversely affects us, our business would be harmed.
CNH has recently proposed a new format of its dealer agreement, to be applicable to all North American dealers. We have not commenced our negotiations with CNH in response to the proposed new agreement. We anticipate this process to commence within the next few weeks and be concluded in our second quarter of fiscal 2017.
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
Net farm income is subject to numerous external factors such as commodity prices, input costs, production yields, animal diseases and crop pests, currency valuation effects on exports of crop commodities, federal crop insurance and subsidy programs, and limits on agricultural exports/imports. Net farm income also impacts farmland values, which causes overall farm wealth to increase or decrease, impacting farmers’ sentiment to make investments in equipment. The nature of the agricultural equipment industry is such that a downturn in demand can occur suddenly, resulting in negative impact on dealers including declining revenues, reduced profit margins, excess equipment inventories, and increased interest expenses. These downturns may be prolonged and during these periods our revenues and profitability could be harmed.
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
Construction contractors' demand for our construction equipment and services is affected by economic conditions at both a global and a local level. Economic conditions that negatively affect the construction industry, such as the tightening of credit standards which affect the ability of consumers to obtain financing, could reduce our customers' demand for our construction equipment. The construction industry in many of our geographical areas has experienced periodic, and sometimes prolonged, economic down cycles, which negatively impacts sales of construction equipment in those markets. During these downturns our revenues and profitability could be harmed.

Our customers’ ability to obtain affordable financing is an important factor in their purchasing decisions, and directly affects our business.
The ability to obtain affordable financing is an important part of a customer's decision to purchase agricultural or construction equipment. Tight credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets have the potential to adversely affect available credit for our customers. As net farm income has decreased in recent years, the borrowing capacity of our farmer customers may have also decreased. Moreover, in a tighter credit environment, agricultural lenders may discourage their farmer customers from making non-essential capital expenditures.
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
Our customers in the agriculture and construction segments have benefited in recent years from Internal Revenue Code Section 168(k) accelerated depreciation, known as “bonus depreciation”, and enhanced Internal Revenue Code Section 179 expensing rules. Our customers may reduce their purchases from us if there are tax law changes reducing these benefits.
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
Our sales and profit margins may also be negatively affected by the final Tier IVB Final clean diesel emissions standards, which are now in effect. Tier IV refers to a generation of federal air emissions standards established by the U.S. Environmental Protection Agency (“EPA”) that apply to new diesel engines used in off-road equipment. To satisfy these standards, manufacturers must introduce new cleaner diesel engines which will increase the manufacturing costs of the equipment. To the extent that our suppliers pass on these additional costs to its dealers, as expected, we will pay more for our equipment inventory. We may not be able to pass on these price increases to our customers and maintain our desired margins.
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
We believe that our industry is currently experiencing an oversupply of inventory, which has negatively affected our financial results, particularly our equipment gross profit margin. The oversupply of equipment in our industry may continue to cause downward pressure on our equipment margins, decrease our inventory turnover, increase our inventory financing costs, and cause us to write-down the carrying value of particular categories of aged equipment to reflect then-current market values. We cannot predict how long the current industry oversupply of equipment will persist, or how it may impact our operating results.
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
Our used equipment is generally acquired as “trade-ins” from customers in connection with equipment sales. In accordance with generally accepted accounting principles, each item of our used equipment inventory is valued at the lower of cost or market. In a down market, our used equipment may not have the value that we attributed to it at the time of the trade and periodic adjustments to those values would be required in accordance with the lower of cost or market accounting principles. The amount of these write-downs of inventory are included in our cost of goods sold, and reduce our operating income. Our estimates of market value for our used equipment may prove to be inaccurate, given the potential for sudden change in market conditions and other factors beyond our control. Changes from our normal retail marketing channel to more aggressive marketing channels for specific pieces or categories of equipment inventory, particularly as equipment inventory ages, will generally cause a modification to our estimate of market value, which may result in a write-down of this inventory's carrying value. Reductions to our inventory's carrying value may result in a lower profit margin than previously expected. Further, pricing for and sales of used equipment can be significantly affected by the limited market for certain equipment.
Our international operations expose us to additional risks.
We are currently operating dealership locations in Bulgaria, Romania, Serbia and Ukraine, and also engage in export business to other countries. In fiscal 2016, total International segment revenues were 11.8% of our consolidated total revenue. As of January 31, 2016, total International segment assets were 10.5% of our consolidated total assets.
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
As of January 31, 2016, our indebtedness included floorplan payable financing, long-term debt, and senior convertible notes. In addition, we have obligations under our lease agreements for our store locations and corporate headquarters.
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
The credit agreements governing our indebtedness contain covenants that, among other things, restrict our ability to:

•	incur more debt;

•	make investments;

•	create liens;

•	merge or consolidate;

•	transfer and sell assets;

•	pay dividends or repurchase stock;

•	issue equity instruments.
Our credit facilities with CNH Industrial Capital and DLL Finance require us to satisfy a net leverage ratio and fixed charge coverage ratio on an ongoing basis, measured at the end of each fiscal quarter. Under our Wells Fargo Credit Agreement, in the event that excess availability plus eligible cash collateral is less than 15% of the total facility of $350.0 million, we are required to maintain a fixed charge coverage ratio of at least 1.1. Our ability to borrow under these credit agreements depends upon compliance with these financial covenants.
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
A substantial portion of our borrowings, including the credit facilities with CNH Industrial Capital, Wells Fargo and DLL Finance, are at variable rates of interest and expose us to interest rate risk. As such, our results of operations are sensitive to movements in interest rates. There are many economic factors outside our control that have in the past and may, in the future, impact rates of interest including publicly announced indices that underlie the interest obligations related to a certain portion of our debt. Factors that impact interest rates include governmental monetary policies, inflation, recession, changes in unemployment, the money supply, international disorder and instability in domestic and foreign financial markets. Such increases in interest rates could have a material adverse effect on our financial conditions and results of operations.
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
Our industry is highly competitive.
The agricultural and construction equipment distribution and rental industries are highly competitive and fragmented, with large numbers of companies operating on a regional or local basis. Historically, our competitors have competed aggressively on the basis of pricing or inventory availability, resulting in decreased margins on our sales to the extent we choose to match our competitors' pricing. To the extent we choose not to match or remain within a reasonable competitive distance from our competitors' pricing, we may lose sales volume. In addition, to the extent CNH Industrial's competitors (such as Deere, Caterpillar, and AGCO) provide their dealers with more innovative or higher quality products, better customer financing, or have more effective marketing programs, our ability to compete and our results of operations could be adversely affected.
If our acquisition plans are unsuccessful, we may not achieve our planned long-term revenue growth.
Our ability to grow through the acquisition of additional CNH Industrial geographic areas of responsibility and store locations or other businesses will be dependent upon the availability of suitable acquisition candidates at acceptable values, our ability to compete effectively for available acquisition candidates and the availability of capital to complete the acquisitions. We may not successfully identify suitable targets, or if we do, we may not be able to close the transactions, or if we close the transactions, they may not be profitable. In addition, CNH Industrial's consent is required for the acquisition of any CNH Industrial dealership, and the consent of our lenders may be required for certain acquisitions. CNH Industrial typically evaluates management, dealer concentration, and performance and capitalization of a prospective acquirer in determining whether to consent to the sale of a CNH Industrial dealership. There can be no assurance that CNH Industrial or our lenders will consent to any or all acquisitions of dealerships that we may propose to acquire.
Our acquisitions may not be successful.
There are risks associated with acquisitions of new dealerships. These risks include incurring significantly higher than anticipated capital expenditures and operating expenses; failing to assimilate the operations and personnel of the acquired dealerships; disrupting our ongoing business; diluting the effectiveness of our management; failing to maintain uniform standards, controls and policies; and impairing relationships with employees and customers as a result of changes in management. To the extent we do not successfully avoid or overcome the risks or problems related to acquisitions, our results of operations and financial condition could be adversely affected. Future acquisitions also will have a significant impact on our financial position and capital needs, and could cause substantial fluctuations in our quarterly and yearly results of operations. Acquisitions could include significant goodwill and intangible assets, which may result in future impairment charges that would reduce our stated earnings.
We are exposed to customer credit risks.
We extend credit to our customers for parts and service work, and also for some equipment sales in our international operations. If we are unable to manage credit risk issues adequately, or if a large number of customers should have financial difficulties at the same time, our credit losses could increase above historical levels and our operating results would be adversely affected. Delinquencies and credit losses generally would be expected to increase if there was a worsening of economic conditions.
Our business success depends on attracting and retaining qualified personnel.
Our success depends in part on the efforts and abilities of our management team and key employees, including the managers of our domestic stores and our country managers in our International operations. The failure to attract and retain members of our management team and key employees will harm us.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Equipment Stores
As of April 2016, we operate 108 agricultural and construction equipment stores in the United States and Europe, including one outlet store, in the following locations. Certain stores are included in the store count for the Agriculture segment but also sell some construction equipment.

	Agriculture Segment	Construction Segment	International Segment	Total
US States
North Dakota	14	6	—	20
Minnesota	14	3	—	17
Iowa	12	3	—	15
Nebraska	13	2	—	15
South Dakota	11	2	—	13
Colorado	—	3	—	3
Montana	—	3	—	3
Arizona	—	2	—	2
New Mexico	—	1	—	1
Wisconsin	—	1	—	1
Wyoming	—	1	—	1
European Countries
Bulgaria	—	—	7	7
Romania	—	—	7	7
Ukraine	—	—	2	2
Serbia	—	—	1	1
Total	64	27	17	108
Our Agriculture stores are generally located in rural areas on property zoned for commercial use and typically range from 10,000 to 60,000 square feet with three to twenty acres of land. Our Construction stores are generally located within city limits in designated industrial parks or areas of similar use and typically range from 10,000 to 25,000 square feet with three to ten acres of land. Our International stores generally range from 2,000 to 20,000 square feet with one to fifteen acres of land. We fully utilize the leased space for each of our stores and believe the respective square footage and related acreage is adequate to meet our current and anticipated needs.
Store Lease Arrangements
As of January 31, 2016, we leased 124 buildings under operating lease agreements which expire at various dates through January 2031. We have not historically owned significant amounts of real estate, although we evaluate opportunities to invest in our real estate on a case by case basis. Therefore, we anticipate that when we need real estate, including as part of acquiring dealerships, we will lease such real estate from third parties, which may include affiliates of our investors, directors or management. We intend for the terms of all of our leases to be commercially reasonable.
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
ITEM 3.    LEGAL PROCEEDINGS
We are, from time to time, subject to claims and suits arising in the ordinary course of business. Such claims have, in the past, generally been covered by insurance. Management believes the resolution of other legal matters will not have a material effect on our financial condition, results of operation or cash flow, although the ultimate outcome of any such actions is not assured. Furthermore, our insurance may not be adequate to cover all liabilities that may arise out of claims brought against us.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
EXECUTIVE OFFICERS OF THE REGISTRANT
The names, ages and positions of our executive officers are as follows:

Name	Age	Position
David Meyer	62	Board Chair and Chief Executive Officer
Mark Kalvoda	44	Chief Financial Officer
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

	High	Low
Fiscal 2016
First Quarter	$15.50	$11.19
Second Quarter	16.99	13.10
Third Quarter	14.68	10.01
Fourth Quarter	13.29	7.92
Fiscal 2015
First Quarter	$20.40	$14.57
Second Quarter	18.25	14.51
Third Quarter	14.98	11.85
Fourth Quarter	15.45	10.69
As of March 31, 2015, there were approximately 959 record holders of our common stock, which excludes holders whose stock is held either in nominee name or street name brokerage accounts.
DIVIDENDS
We have not historically paid any dividends on our common stock and do not expect to pay cash dividends on our common stock in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, outstanding indebtedness and plans for expansion and restrictions imposed by lenders, if any. Currently, our Credit Agreement with Wells Fargo restricts our ability to pay cash dividends, without the lenders' consent.
UNREGISTERED SALES OF EQUITY SECURITIES
We did not have any unregistered sales of equity securities during the fiscal quarter ended January 31, 2016.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
For information on securities authorized for issuance under our equity compensation plans, refer to Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."
REPURCHASES
We did not engage in any repurchases of our common stock during the fiscal quarter ended January 31, 2016.

STOCK PERFORMANCE GRAPH
The following graph compares the cumulative total return for the last trading day of our last five fiscal years on a $100 investment (assuming dividend reinvestment) on January 31, 2011, the last trading day before our fifth preceding fiscal year, in each of our common stock, the Russell 2000 Stock Index and the S&P Retailing Group Index.

	January 31,
	2011	2012	2013	2014	2015	2016
Titan Machinery Inc.	$100.00	$102.10	$119.31	$67.27	$58.32	$35.04
Russell 2000 Index	100.00	101.48	115.47	144.75	149.17	132.53
S&P 500 Retail Index	100.00	111.34	140.18	174.22	206.88	239.07
ITEM 6.    SELECTED FINANCIAL DATA
The data given below, excluding the store count data, as of and for each of the five years in the period ended January 31, 2016, has been derived from our audited consolidated financial statements. Certain reclassifications of amounts previously reported have been made the Balance Sheet Data shown below as a result of retrospectively adopting the new accounting standards related to debt issuance costs and deferred taxes. See Note 1 in the notes to our consolidated financial statements in this Form 10-K for additional information regarding these changes. In order to understand the effect of accounting policies and material uncertainties that could affect our presentation of financial information, this data should be read in conjunction with our Consolidated Financial Statements and Notes thereto included under Item 8 to this Form 10-K and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operation included under Item 7 of this Form 10-K.
The change in store count, resulting from acquisitions, new store openings, or store closings, has an impact on the comparability of our statement of operations and balance sheet information. The table below summarizes the net change in our store count and ending store count for each fiscal year presented.

	Year Ended January 31,
	2016	2015	2014	2013	2012
Store Count Data
Net change in store count during fiscal year	(4)	(7)	2	24	15
Store count at end of fiscal year	108	112	119	117	93

	Year Ended January 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Statement of Operations Data:
Revenue
Equipment	$925,471	$1,398,195	$1,722,738	$1,763,877	$1,303,900
Parts	245,387	270,262	275,750	242,368	201,404
Service	127,457	147,356	149,082	127,779	103,474
Rental and other	69,520	84,433	78,876	64,396	50,214
Total Revenue	1,367,835	1,900,246	2,226,446	2,198,420	1,658,992
Cost of Revenue
Equipment	889,567	1,286,148	1,576,246	1,600,233	1,171,618
Parts	173,083	189,540	192,199	169,164	140,096
Service	46,814	53,924	54,608	45,748	37,236
Rental and other	52,457	62,250	55,319	43,914	34,581
Total Cost of Revenue	1,161,921	1,591,862	1,878,372	1,859,059	1,383,531
Gross Profit	205,914	308,384	348,074	339,361	275,461
Operating Expenses	220,524	273,271	291,202	247,557	193,860
Impairment and Realignment Costs	8,500	34,390	9,997	—	—
Income (Loss) from Operations	(23,110)	723	46,875	91,804	81,601
Other Income (Expense)
Interest income and other income (expense)	(478)	(4,272)	2,109	1,654	1,643
Interest expense	(32,623)	(34,791)	(30,555)	(22,762)	(9,670)
Income (Loss) Before Income Taxes	(56,211)	(38,340)	18,429	70,696	73,574
Provision for (Benefit from) Income Taxes	(17,982)	(4,923)	10,325	28,137	29,429
Net Income (Loss) Including Noncontrolling Interest	(38,229)	(33,417)	8,104	42,559	44,145
Less: Net Income (Loss) Attributable to Noncontrolling Interest	(337)	(1,260)	(747)	86	(15)
Net Income (Loss) Attributable to Titan Machinery Inc.	(37,892)	(32,157)	8,851	42,473	44,160
Net (Income) Loss Allocated to Participating Securities	717	559	(129)	(443)	(409)
Net Income (Loss) Attributable to Titan Machinery Inc. Common Stockholders	$(37,175)	$(31,598)	$8,722	$42,030	$43,751

Earnings (Loss) per Share
Basic	$(1.76)	$(1.51)	$0.42	$2.02	$2.21
Diluted	$(1.76)	$(1.51)	$0.41	$2.00	$2.18
Weighted average shares outstanding
Basic	21,111	20,989	20,894	20,787	19,809
Diluted	21,111	20,989	21,040	20,987	20,110

	January 31,
	2016	2015	2014	2013	2012
	(in thousands)
Balance Sheet Data:
Cash	$89,465	$127,528	$74,242	$124,360	$79,842
Receivables, net	56,552	76,382	97,894	121,786	82,518
Inventories	689,464	879,440	1,075,978	929,216	748,047
Prepaid expenses and other	9,753	10,634	24,740	8,178	2,108
Income taxes receivable	13,011	166	851	503	3,140
Assets held for sale	—	15,312	—	—	—
Total current assets	858,245	1,109,462	1,273,705	1,184,043	915,655
Goodwill and intangibles, net	5,134	5,458	36,501	44,992	35,197
Property and Equipment, net of accumulated depreciation	183,179	208,680	228,000	194,641	126,282
Other assets	1,317	2,014	6,967	5,992	3,881
Total Assets	$1,047,875	$1,325,614	$1,545,173	$1,429,668	$1,081,015

Accounts payable	$16,863	$17,659	$23,714	$28,282	$28,424
Floorplan payable (1)	444,780	625,162	748,326	687,425	551,103
Current maturities of long-term debt	1,557	7,749	2,192	10,568	4,755
Customer deposits	31,159	35,090	61,286	46,775	49,540
Accrued expenses	28,914	35,496	36,968	29,590	26,735
Liabilities held for sale	—	2,835	—	—	—
Income taxes payable	152	3,529	344	310	—
Total current liabilities	523,425	727,520	872,830	802,950	660,557
Senior convertible notes	134,145	129,889	125,895	122,143	—
Long-term debt, less current maturities	38,409	66,563	94,940	56,051	57,043
Deferred income taxes	11,135	19,971	33,651	39,054	23,222
Other long-term liabilities	2,412	3,312	6,515	9,551	2,854
Total stockholders' equity	338,349	378,359	411,342	399,919	337,339
Total Liabilities and Stockholders' Equity	$1,047,875	$1,325,614	$1,545,173	$1,429,668	$1,081,015

(1) Portion of floorplan payable balance which is interest-bearing as of January 31	75%	75%	56%	61%	52%

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing under Item 8 of this annual report. Some of the information contained in this discussion and analysis or set forth elsewhere in this annual report, including information with respect to our plans and strategy for our business and expected financial results, includes forward-looking statements that involve risks and uncertainties. You should review the "Information Regarding Forward-Looking Statement" in this Item 7 and "Risk Factors" presented under Item 1A for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis in this annual report.
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
The new equipment and parts we sell are supplied primarily by CNH Industrial. According to public reports filed by CNH Industrial, CNH Industrial is a leading manufacturer and supplier of agricultural and construction equipment based on the number of units sold, primarily through the Case IH Agriculture, New Holland Agriculture, Case Construction and New Holland Construction brands. Sales of new CNH Industrial products accounted for approximately 72% of our new equipment revenue in fiscal 2016, with our single largest manufacturer other than CNH Industrial representing approximately 2% of our total new equipment sales. We acquire used equipment for resale through trade-ins from our customers and selective purchases. We sell parts and provide in-store and on-site repair and maintenance services. We rent equipment and provide other ancillary services such as equipment transportation, GPS signal subscriptions and finance and insurance products.
Throughout our 36-year operating history we have built an extensive, geographically contiguous network of 91 stores, including one outlet store, located in the United States and 17 stores in Europe. We have a history of growth through acquisitions, including 52 acquisitions consisting of 110 stores operating in 11 states and three European countries since January 1, 2003. We believe a favorable climate for dealership consolidation will continue to exist, which provides for acquisition opportunities, and expect that acquisitions will continue to be an important component of our long-term growth.
Inventory Impairment Charges
We continued executing on our equipment inventory reduction plan throughout fiscal 2016, and based on prolonged headwinds in the agriculture and construction industries, we expanded our plan during the fourth quarter of fiscal 2016 to include the marketing of certain aged equipment inventory through alternative channels rather than our normal retail channels. We anticipate realizing lower revenue amounts from these alternative channels which will be less than the carrying values of the respective equipment. As a result, we recorded an inventory impairment charge of $27.5 million to equipment cost of revenue in the fourth quarter of fiscal 2016 related to the expanded equipment inventory reduction plan, of which $11.4 million related to our Agriculture segment, $15.9 million related to our Construction segment and $0.2 million related to our International segment. In addition to this inventory impairment charge, our equipment gross profit margins were compressed due to intensified efforts to sell aged equipment inventory in a challenging market during the fourth quarter of fiscal 2016.

Realignment Plans
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

To better align our Construction business in certain markets, in April 2014, we reduced our Construction-related headcount by approximately 12% primarily through the closing of seven underperforming Construction stores, staff reductions at other dealerships and reductions in support staff at our Shared Resource Center. We also closed one Agriculture store in April, 2014. Our remaining stores in each of the respective areas assumed the majority of the distribution rights for the CNH Industrial brand previously held by the stores which have closed.

We incurred costs of $2.0 million, $3.9 million and $0.3 million during the years ended January 31, 2016, 2015 and 2014, respectively, related to these activities. See also the Non-GAAP Financial Measures section below for the impact of these costs on non-GAAP Diluted EPS.
Foreign Currency Remeasurement Losses
In February of 2014, the National Bank of Ukraine terminated the currency peg of the Ukrainian hryvnia ("UAH") to the U.S. dollar. As a result of the decoupling and ongoing unstable economic and political conditions in the country, the UAH has experienced significant devaluation through mid 2015, and thereafter has continued to experience more modest volatility through January 31, 2016. The functional currency of our Ukrainian subsidiary is the U.S. dollar and, as a result, any currency remeasurement adjustments for non-dollar denominated monetary assets and liabilities held by this subsidiary are reflected in earnings. For the years ended January 31, 2016 and 2015, we recognized $2.5 million and $5.8 million in foreign currency remeasurement losses resulting from the devaluation of the UAH. These losses are included in interest income and other income (expense) in our consolidated statements of operations. See also the Non-GAAP Financial Measures section below for impact of these costs on non-GAAP Diluted EPS.
As of January 31, 2016, our Ukrainian subsidiary had $1.8 million of net monetary assets denominated in UAH, subjecting us to ongoing currency remeasurement risks on this amount. We have attempted to minimize our net monetary asset position through reducing overall asset levels in Ukraine and through borrowing in UAH which serves as a natural hedging instrument offsetting our UAH denominated assets. Currency and payment controls imposed by the National Bank of Ukraine have limited our ability to manage our net monetary asset position. Such restrictions, coupled with the continued devaluation of the UAH, may create exposure for our net monetary assets.
Segment Reporting
During the three months ended April 30, 2015, we made changes to our internal financial reporting, primarily related to the elimination of transactions within a segment. Previously, segment results were reported at gross amounts with eliminations reported separately to reconcile to consolidated financial results. During the three months ended April 30, 2015, we began reporting these eliminations within the segments to which they relate. The financial information for the years ended January 31, 2015 and 2014 have been reclassified for comparability with the current year presentation.
Certain External Factors Affecting our Business
We are subject to a number of factors that affect our business including those factors discussed in the sections in this annual report entitled "Risk Factors" and "Information Regarding Forward- Looking Statements." Certain of these external factors include, but are not limited to, the following:
Macroeconomic and Industry Factors
Our Agriculture and International businesses are primarily driven by the demand for agricultural equipment for use in the production of food, fiber, feed grain and renewable energy; home and garden applications; and the maintenance of commercial, residential and government properties. The agriculture industry has been experiencing challenging conditions due to decreases in agricultural commodity prices and net farm income. Macroeconomic and industry factors that affect commodity prices and net farm income include changing worldwide demand for agriculture commodities, crop yields and supply disruptions caused by weather patterns and crop diseases, crop stock levels, production costs, and changing U.S. dollar foreign currency exchange rates. Based on U.S. Department of Agriculture ("USDA") publications, net farm income decreased 26.6% in calendar year 2014, and based on its February 2016 report, the USDA is projecting decreases of 37.7% in calendar year 2015 and 3.0% for calendar year 2016. The commodity prices of corn and soybeans, which are the predominant crops in our

Agriculture store footprint, decreased significantly during fiscal 2015 and have remained relatively stable at the lower prices during fiscal 2016. These challenging conditions have reduced demand for equipment purchases, service work and parts, resulting in decreased same-store sales, equipment revenue and equipment gross profit margin, and have caused an oversupply of equipment inventory in our geographic footprint.
Our Construction business is primarily impacted by the demand for construction equipment for use in private and government commercial, residential and infrastructure construction; demolition; maintenance; mining; energy and forestry operations. Sales of construction equipment historically have fluctuated with general economic cycles. During general economic downturns, construction equipment retailers tend to experience similar periods of decline and recession. The U.S. Bureau of the Census publishes periodic reports of new residential construction by region in the U.S., which we use to analyze general economic trends in the regions in which we operate and anticipate our customers’ purchasing and rental trends. Decreases in new residential construction generally cause decreases in our equipment revenue. In addition, some of our Construction stores, particularly those in the northwest and western parts of our footprint, are impacted by the oil industry. The significant decrease in oil prices, which began in the third quarter of fiscal 2015 and continued through fiscal 2016, has caused a decrease in oil production and infrastructure activity in these areas. In addition, the aforementioned agriculture industry conditions have also led to a reduction of purchases of Construction equipment by customers in the agriculture industry, negatively affecting certain of our Construction stores. These factors have reduced demand for equipment purchases, equipment rentals, and service work and parts and have caused an oversupply of equipment inventory and rental fleet in these areas.
During economic downturns, and especially in the agriculture industry, equipment revenue generally decreases but parts and service revenue tend to be more stable or even increase as the amount of land in production is unchanged and because farmers may use existing equipment rather than purchasing new equipment. Our gross profit margins on equipment are lower than gross profits on parts and service. As a result, this change in mix may cause our gross profit margin to increase on a percentage basis even though our overall gross profit dollars may decrease. Our operating expenses are largely fixed expenses, other than commissions paid to our field marketers which generally fluctuate with gross profit. When equipment revenue decreases, it may have a negative impact on our ability to leverage these fixed costs, and, as a result, may reduce our operating income.
The current oversupply of equipment inventory in the agricultural and construction industries may continue to have a negative impact on our operating results, particularly equipment gross profit margin.
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
Dependence on our Primary Supplier
The majority of our business involves the distribution and servicing of equipment manufactured by CNH Industrial. In fiscal 2016, CNH Industrial supplied approximately 71% of the new equipment sold in our Agriculture segment, 67% of the new equipment sold in our Construction segment, and 78% of the new equipment sold in our International segment, and represented a significant portion of our parts revenue. Thus, we believe the following factors have a significant impact on our operating results:

•	CNH Industrial’s product offerings, reputation and market share

•	CNH Industrial’s product prices and incentive and discount programs

•	CNH Industrial's supply of inventory

•	CNH Industrial's offering of floorplan payable financing for the purchase of a substantial portion of our inventory

•	CNH Industrial's offering of financing used by our customers to purchase CNH Industrial equipment from us.
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
Our business is also particularly dependent on our access to credit markets to manage inventory and finance acquisitions. We cannot predict what future changes will occur in credit markets or how these changes will impact our business.
Inflation
Inflation has not had a material impact upon operating results and we do not expect it to have such an impact in the future. To date, in those instances in which we have experienced cost increases, we have been able to increase selling prices to offset such increases.
Use of Estimates and Critical Accounting Policies
During the preparation of our financial statements, we are required to make estimates, assumptions and judgments that affect reported amounts. These estimates, assumptions and judgments include those related to realization of inventory, initial valuation and impairment analyses of intangible and long-lived assets, collectability of receivables and income taxes. We update these estimates, assumptions and judgments as appropriate, which in most cases is at least quarterly. We use our technical accounting knowledge, cumulative business experience, judgment and other factors in the selection and application of our accounting policies. While we believe the estimates, assumptions and judgments we use in preparing our financial statements are appropriate, they are subject to factors and uncertainties regarding their outcome and therefore, actual results may materially differ from these estimates. We believe the following describe the significant estimates, assumptions and judgments related to our primary critical accounting policies. See Note 1 in the notes to our consolidated financial statements in this Form 10-K for a comprehensive list of our significant accounting policies, recent accounting guidance and additional information regarding such policies.
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
Inventories
New and used equipment are stated at the lower of cost (specific identification) or market value with adjustments for decreases in market value on inventory rented but available for sale, estimated as a percentage of the rental income received on such inventory. The majority of our used equipment inventory is acquired through trade-ins from our customers. The acquisition value assigned to each piece of used equipment inventory is determined based on the estimated selling price for that piece of equipment in the applicable market, and estimated reconditioning costs. Various industry resources are used to assist in the valuation, and we consider all factors, such as model year, hours, overall condition and estimated reconditioning costs, other equipment specifications, and the market in which we expect to sell the equipment, when determining the final equipment valuation. Subsequent to the initial valuation, all new and used equipment inventories, including that which has been rented, are subject to periodic lower of cost or market evaluation that considers various factors including aging of equipment and market conditions. Generally, used equipment prices are more volatile and dependent on changes in market conditions than prices for new equipment due to incentive programs that may be offered by manufacturers to assist in the sale of new equipment. We review our equipment inventory values on a monthly basis and adjust them whenever the carrying amount exceeds the estimated market value. Parts inventories are valued at the lower of average cost or market value. We estimate market values of our parts inventories based on various factors including aging and sales history of each type of parts inventory. Work in process is valued at the retail rates of labor incurred and retail parts inventories used on service work in process at year end.
We expanded our equipment inventory reduction plan during the fourth quarter of fiscal 2016 to include the marketing of certain aged equipment inventory through alternative channels rather than our normal retail channels. Our anticipation of realizing lower revenue amounts from these alternative channels resulted in an inventory impairment charge of $27.5 million in the fourth quarter of fiscal 2016. Our lower of cost or market evaluation for these assets considered anticipated selling prices expected to be realized through these alternative channels. We utilized, where available, various third-party pricing data as an indication of anticipated selling prices, incorporating, where appropriate, adjustments to the third-party data for factors such as model year, aging and hours or usage of the equipment. In such instances where no third-party data was available we estimated selling prices primarily based on historical differences between retail selling prices and selling prices realized through these various alternative channels and internal pricing indications for similar assets being marketed through similar channels. In addition to anticipated selling prices, our evaluation also considered disposition costs of such assets. We believe that our estimates and assumptions used in deriving market value for these equipment inventories are reasonable and based on the best information available. However, actual prices realized upon the final sale of these equipment inventories could be different than anticipated which could materially impact our results of operations.
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
We performed our annual impairment testing as of December 31, 2015. The results of this testing indicated that no impairment charges were needed. We have $4.9 million of distribution rights assets recorded on our consolidated balance sheet as of January 31, 2016. The impairment tests performed on these assets as of December 31, 2015 indicated that the estimated fair value of each asset substantially exceeded the carrying value.
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
Our annual impairment testing as of December 31, 2014 indicated that the estimated fair value of certain distribution rights assets approximated zero, thus requiring a full impairment charge. In total, we recognized an impairment charge of $5.5 million, of which $4.8 million arose from stores (complexes) within our Agriculture segment and $0.7 million arose from stores (complexes) within our International segment.
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
When reviewing long-lived assets for impairment, we group long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Long-lived assets deployed and used by individual store locations are reviewed for impairment at the individual store level. Other long-lived assets shared across stores within a segment or shared across segments are reviewed for impairment on a segment or consolidated level as appropriate.
As of the end of our 2016 fiscal year we determined that the current period operating loss combined with historical losses and anticipated future operating losses within certain of our stores was an indication that certain long-lived assets of these stores may not be recoverable. Accordingly, we performed step one of the impairment analysis for these assets which have a combined carrying value of $17.2 million to determine if the asset values are recoverable. In certain cases the analysis indicated that the carrying value is not recoverable. The aggregate carrying value of such assets totaled $14.4 million. Based on this conclusion, we performed step two of the impairment analysis and estimated the fair value of these assets using primarily the estimated selling prices of similar assets. Step two of the analysis indicated that an impairment charge in the amount of $6.5 million was necessary, of which $3.7 million related to the Agriculture segment and $2.8 million related to the Construction segment. In all other cases, in which the aggregate carrying value of such assets totaled $2.8 million, our analyses indicated that the carrying values are recoverable based on our estimates of future undiscounted cash flows under step one of the impairment analysis.
In addition, we recognized impairment charges of $0.4 million for certain long-lived assets associated with store locations closed during the year ended January 31, 2016, which was primarily comprised of impairment charges of $0.3 million related to the Agriculture segment and $0.1 million related to the Shared Resource Center.
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
We performed similar impairment analyses at the end of fiscal 2015 and 2014, which indicated that impairment charges of $0.4 million in fiscal 2015, all of which impacted our Agriculture segment, and $1.5 million in fiscal 2014, all of which impacted our Construction segment, were necessary.
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
In reviewing our deferred tax assets as of the end of fiscal 2016, we concluded that a partial valuation allowance for U.S. federal and state deferred tax assets was warranted. In total, we recognized a valuation allowance of $2.4 million as of January 31, 2016 for our U.S. deferred tax assets. This conclusion was principally based on the presence of historical losses and our expected future sources of taxable income, including taxable income in prior carryback years and the anticipated future reversal of our existing deferred tax assets and liabilities.
In reviewing our foreign deferred tax assets as of the end of fiscal 2016 and 2015, we concluded that a full valuation allowance for all foreign deferred tax assets was warranted. As of January 31, 2016 and 2015, we recognized a valuation allowance of $6.5 million and $7.5 million, respectively. This conclusion was principally based on the presence of historical losses and the anticipated time period over which we may generate taxable income in excess of these historical losses.

The initial recognition of, and any changes in, a deferred tax asset valuation allowance are recorded as an additional provision for income taxes and impacts our effective tax rate.
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
Inventory Turnover
Inventory turnover measures the rate at which inventory is sold during the year. We calculate it by dividing cost of sales on equipment and parts for the last twelve months divided by the average of the month-end balances of our equipment and parts inventories for the same twelve-month period. We believe that inventory turnover is an important management metric in evaluating the efficiency at which we are managing and selling our inventories.
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
Absorption
Absorption is an industry term that refers to the percentage of an equipment dealer's fixed operating expense covered by the combined gross margin from parts, service and rental fleet activity. We calculate absorption in a given period by dividing our gross profit from sales of parts, service and rental fleet activity (described to as "Gross Profit on Recurring Revenue" when used in reference to absorption discussions) for the period by the difference between (i) our operating expenses (including interest on floorplan payable and rental fleet debt balances) and (ii) our variable expense of sales commissions on equipment sales and incentive compensation in the same period (described to as "Fixed Operating Expenses" when used in reference to absorption discussions). We believe that absorption is an important management metric because during economic down cycles our customers tend to postpone new and used equipment purchases while continuing to run, maintain and repair their existing equipment. Thus, operating at a high absorption rate enables us to operate profitably throughout economic down cycles. We measure and track absorption on a company-wide basis as well as on a per store basis.
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
Adjusted EBITDA
EBITDA is defined as earnings before finance costs, income taxes, depreciation and amortization and is a metric frequently used to assess and evaluate financial performance. EBITDA is commonly regarded as an indirect measure of operating cash flow, without the impact of changes in working capital, a significant indicator of success for many businesses, and is a common valuation metric. Management uses Adjusted EBITDA and believes it provides a useful metric for comparability between periods by eliminating the impact of finance costs, income taxes, depreciation, amortization and certain activities that occur outside of the ordinary course of our business. We calculate Adjusted EBITDA as our net income (loss) including noncontrolling interest, adjusted for net interest (excluding floorplan interest expense), income taxes, depreciation, amortization, and items included in our non-GAAP reconciliation of earnings, for each of the respective periods. Adjusted

EBITDA should be evaluated in addition to, and not considered a substitute for, or superior to, the GAAP measure of operating cash flow. In addition, other companies may calculate Adjusted EBITDA in a different manner, which may hinder comparability with other companies. Adjusted EBITDA (loss) for the years ended January 31, 2016, 2015 and 2014, respectively, was as follows:

	2016	2015	2014
	(in thousands)
Net Income (Loss) Including Noncontrolling Interest	$(38,229)	$(33,417)	$8,104
Adjustments
Interest Expense, Net of Interest Income	12,091	13,531	12,758
Provision for (Benefit from) Income Taxes	(17,982)	(4,923)	10,325
Depreciation and amortization	28,538	31,768	30,794
Non-GAAP Adjustments
Impairment (1)	6,903	31,225	9,997
Debt Issuance Cost Write-Off	1,558	—	—
Realignment / Store Closing Costs	1,597	3,636	—
Ukraine Remeasurement	2,485	5,753	—
Total Adjustments	35,190	80,990	63,874
Adjusted EBITDA (Loss)	$(3,039)	$47,573	$71,978
Key Financial Statement Components
Revenue

•	Equipment: We derive equipment revenue from the sale of new and used agricultural and construction equipment.

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

Floorplan Interest
The cost of financing inventory is an important factor affecting our results of operations. Floorplan payable financing from CNH Industrial Capital, Wells Fargo, DLL Finance and various credit facilities related to our foreign subsidiaries represent the primary sources of financing for equipment inventories. CNH Industrial regularly offers interest-free periods as well as additional incentives and special offers. As of January 31, 2016, 25.5% of our floorplan payable was non-interest bearing.
Other Interest Expense
Interest expense represents the interest on our outstanding debt instruments, including our Senior Convertible Notes issued in April 2012, other than floorplan payable financing facilities. Non-cash interest expense from amortization of the debt discount associated with our Senior Convertible Notes is also included in this balance.
Results of Operations
Comparative financial data for each of our four sources of revenue for fiscal 2016, 2015, and 2014 are expressed below. The results of these periods include the operating results of the acquisitions made during these periods. The period-to-period comparisons included below are not necessarily indicative of future results. Information regarding segment revenue and income (loss) before income taxes is presented for each period following our discussion of the consolidated results of operations. Additional information regarding our segments is included in Note 22 of our consolidated financial statements.

	Year Ended January 31,
	2016	2015	2014
	(dollars in thousands)
Equipment
Revenue	$925,471	$1,398,195	$1,722,738
Cost of revenue	889,567	1,286,148	1,576,246
Gross profit	$35,904	$112,047	$146,492
Gross profit margin	3.9%	8.0%	8.5%
Parts
Revenue	$245,387	$270,262	$275,750
Cost of revenue	173,083	189,540	192,199
Gross profit	$72,304	$80,722	$83,551
Gross profit margin	29.5%	29.9%	30.3%
Service
Revenue	$127,457	$147,356	$149,082
Cost of revenue	46,814	53,924	54,608
Gross profit	$80,643	$93,432	$94,474
Gross profit margin	63.3%	63.4%	63.4%
Rental and other
Revenue	$69,520	$84,433	$78,876
Cost of revenue	52,457	62,250	55,319
Gross profit	$17,063	$22,183	$23,557
Gross profit margin	24.5%	26.3%	29.9%

The following table sets forth our statements of operations data expressed as a percentage of revenue for the periods indicated.

	Year Ended January 31,
	2016	2015	2014
Revenue
Equipment	67.7%	73.6%	77.4%
Parts	17.9%	14.2%	12.4%
Service	9.3%	7.8%	6.7%
Rental and other	5.1%	4.4%	3.5%
Total Revenue	100.0%	100.0%	100.0%
Total Cost of Revenue	84.9%	83.8%	84.4%
Gross Profit Margin	15.1%	16.2%	15.6%
Operating Expenses	16.2%	14.4%	13.1%
Impairment and Realignment Costs	0.6%	1.8%	0.4%
Income (Loss) from Operations	(1.7)%	—%	2.1%
Other Income (Expense)	(2.4)%	(2.0)%	(1.3)%
Income (Loss) Before Income Taxes	(4.1)%	(2.0)%	0.8%
Provision for (Benefit from) Income Taxes	(1.3)%	(0.2)%	0.4%
Net Income (Loss) Including Noncontrolling Interest	(2.8)%	(1.8)%	0.4%
Less: Net Income (Loss) Attributable to Noncontrolling Interest	—%	(0.1)%	—%
Net Income (Loss) Attributable to Titan Machinery Inc.	(2.8)%	(1.7)%	0.4%
Fiscal Year Ended January 31, 2016 Compared to Fiscal Year Ended January 31, 2015
Consolidated Results
Revenue

	Year Ended January 31,			Percent
	2016	2015	Decrease	Change
	(dollars in thousands)
Equipment	$925,471	$1,398,195	$(472,724)	(33.8)%
Parts	245,387	270,262	(24,875)	(9.2)%
Service	127,457	147,356	(19,899)	(13.5)%
Rental and other	69,520	84,433	(14,913)	(17.7)%
Total Revenue	$1,367,835	$1,900,246	$(532,411)	(28.0)%
The decrease in total revenue for fiscal 2016, as compared to fiscal 2015, was primarily due to a decrease in same-store sales of 26.5% and the impact of our store closings during fiscal years 2016 and 2015. The same-store sales decrease was mainly driven by a decrease in Agriculture same-store sales of 34.6%, which primarily resulted from a decrease in equipment revenue, as well as a decrease in Construction same-store sales of 9.3%. These decreases in same-store sales were primarily the result of the challenging industry conditions facing our Agriculture and Construction segments discussed in the Industry Factors section above. Service revenue was also negatively impacted by these industry conditions in the current year as warranty and pre-delivery work has decreased as a result of lower equipment sales. Favorable harvest conditions, which generally result in fewer repairs, were present in fiscal 2016 and contributed to lower service revenue in our Agriculture stores than the prior year. The Construction industry conditions, as well as a decrease in the size of our rental fleet, led to lower rental and other revenue, particularly in our Construction stores in oil production areas.

Gross Profit

	Year Ended January 31,		Increase/	Percent
	2016	2015	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$35,904	$112,047	$(76,143)	(68.0)%
Parts	72,304	80,722	(8,418)	(10.4)%
Service	80,643	93,432	(12,789)	(13.7)%
Rental and other	17,063	22,183	(5,120)	(23.1)%
Total Gross Profit	$205,914	$308,384	$(102,470)	(33.2)%
Gross Profit Margin
Equipment	3.9%	8.0%	(4.1)%	(51.3)%
Parts	29.5%	29.9%	(0.4)%	(1.3)%
Service	63.3%	63.4%	(0.1)%	(0.2)%
Rental and other	24.5%	26.3%	(1.8)%	(6.8)%
Total Gross Profit Margin	15.1%	16.2%	(1.1)%	(6.8)%
Gross Profit Mix
Equipment	17.4%	36.3%	(18.9)%	(52.1)%
Parts	35.1%	26.2%	8.9%	34.0%
Service	39.2%	30.3%	8.9%	29.4%
Rental and other	8.3%	7.2%	1.1%	15.3%
Total Gross Profit Mix	100.0%	100.0%	—%	—%
The decrease in total gross profit for fiscal 2016, as compared to fiscal 2015, was primarily due to lower equipment revenue and equipment gross profit margin. The decrease in total gross profit margin from 16.2% in fiscal 2015 to 15.1% in fiscal 2016 was primarily due to the decrease in gross profit margin on equipment. The compression in equipment gross profit margin was primarily caused by the $27.5 million impairment charges recognized on aged equipment inventories discussed in the Inventory Impairment Charges section above. Equipment gross profit margin was also negatively impacted by the challenging industry conditions discussed in the Industry Factors section above.
Our company-wide absorption rate improved to 75.0% for fiscal 2016 from 70.7% for fiscal 2015. The increase is primarily the result of a reduction of our fixed operating costs from savings associated with our realignment plan implemented in the first quarter of fiscal 2016, but partially offset by a decrease in parts and service gross profit.
Operating Expenses

	Year Ended January 31,		Increase/	Percent
	2016	2015	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$220,524	$273,271	$(52,747)	(19.3)%
Operating Expenses as a Percentage of Revenue	16.2%	14.4%	1.8%	12.5%
The $52.7 million decrease in operating expenses, was primarily the result of our realignment plan implemented in the first quarter of fiscal 2016 in which we reduced our headcount by 14% and generated additional cost savings associated with the closing of four stores. In addition, our operating expenses were positively impacted by the cost savings realized as a result of our realignment plan implemented in the first quarter of fiscal 2015. Commission expense in fiscal 2016 decreased relative to the prior year due to the decrease in equipment gross profit. The increase in operating expenses as a percentage of total revenue was primarily due to the decrease in total revenue in fiscal 2016, as compared to last year, which negatively affected our ability to leverage our fixed operating costs.

Impairment and Realignment Costs

	Year Ended January 31,		Increase/	Percent
	2016	2015	(Decrease)	Change
	(dollars in thousands)
Impairment of Goodwill	$—	$24,739	$(24,739)	(100.0)%
Impairment of Intangibles and Long-Lived Assets	6,903	6,486	417	6.4%
Realignment Costs	1,597	3,165	(1,568)	(49.5)%
During fiscal 2016, we recognized a total of $6.9 million in impairment expense related to long-lived assets, compared to impairment costs totaling $31.2 million in fiscal 2015 related to certain goodwill, other intangible assets and long-lived assets. The realignment costs recognized in fiscal 2016 and fiscal 2015 arise as a result of our store realignment plans and associated exit costs, including accruals for lease terminations and remaining lease obligations, employee severance costs, the impairment of certain fixed assets, and the costs associated with relocating certain assets of our closed stores. See Note 20 to our consolidated financial statements for further details on our store realignment plans and associated exit costs, and the Non-GAAP Financial Measures section below for impact of these amounts on non-GAAP Diluted EPS.
Other Income (Expense)

	Year Ended January 31,			Percent
	2016	2015	Decrease	Change
	(dollars in thousands)
Interest income and other income (expense)	$(478)	$(4,272)	$(3,794)	(88.8)%
Floorplan interest expense	(18,334)	(20,477)	(2,143)	(10.5)%
Other interest expense	(14,289)	(14,314)	(25)	(0.2)%
The improvement in interest income and other income (expense) is primarily due to a decrease in foreign currency remeasurement losses in Ukraine, resulting from changes in the valuation of the Ukrainian hryvnia, which totaled $2.5 million and $5.8 million for fiscal 2016 and 2015, respectively. See the Non-GAAP Financial Measures section below for impact of the Ukraine foreign currency remeasurement losses on non-GAAP Diluted EPS. The decrease in floorplan interest expense for fiscal 2016, as compared to last year, was primarily due to a decrease in our average interest-bearing inventory in fiscal 2016. Other interest expense included write-offs of capitalized debt issuance costs totaling $1.6 million related to amending our Wells Fargo credit facility, but was offset by decreased interest expense resulting from lower long-term debt balances in fiscal 2016 as compared to the same period last year. See the Non-GAAP Financial Measures section below for impact of capitalized debt issuance costs write-off's on non-GAAP Diluted EPS.
Provision for (Benefit from) Income Taxes

	Year Ended January 31,			Percent
	2016	2015	Increase	Change
	(dollars in thousands)
Provision for (Benefit from) Income Taxes	$(17,982)	$(4,923)	$13,059	265.3%
Our effective tax rate changed from (12.8)% in fiscal 2015 to (32.0)% in fiscal 2016, primarily due to a change in mix of our domestic and foreign losses before income tax in relation to our total loss before income taxes. In addition, as the majority of our foreign operations have full valuation allowances on deferred tax assets including net operating losses, they do not recognize any income tax expense or benefit. We also recorded valuation allowances of $2.4 million and $5.6 million in fiscal 2016 and 2015, respectively, on deferred tax assets, including net operating loss carryforwards, in the foreign jurisdictions which have historical losses. See Note 14 to our consolidated financial statements for further details on our effective tax rate, and the Non-GAAP Financial Measures section below for impact of income tax valuation allowance on non-GAAP Diluted EPS.

Segment Results

	Year Ended January 31,		Increase/	Percent
	2016	2015	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$864,851	$1,346,457	$(481,606)	(35.8)%
Construction	340,916	389,435	(48,519)	(12.5)%
International	162,068	164,354	(2,286)	(1.4)%
Total	$1,367,835	$1,900,246	$(532,411)	(28.0)%

Income (Loss) Before Income Taxes
Agriculture	$(29,710)	$(11,434)	$(18,276)	(159.8)%
Construction	(26,388)	(11,941)	(14,447)	(121.0)%
International	(3,004)	(17,109)	14,105	82.4%
Segment loss before income taxes	(59,102)	(40,484)	(18,618)	(46.0)%
Shared Resources	2,891	2,144	747	34.8%
Total	$(56,211)	$(38,340)	$(17,871)	(46.6)%
Agriculture
Agriculture segment revenue for fiscal 2016 decreased 35.8% compared to the same period last year. The revenue decrease was due to a decrease in Agriculture same-store sales of 34.6% as compared to fiscal 2015, which was primarily caused by a decrease in equipment revenue, largely resulting from the challenging industry conditions discussed in the Industry Factors section above.
Agriculture segment loss before income taxes for fiscal 2016 increased $18.3 million compared to the same period last year, primarily due to the aforementioned decrease in equipment revenue, a decrease in equipment gross profit margin, the aforementioned long-lived asset impairment charges of $4.0 million, but partially offset by a decrease in operating expenses. The compression in equipment gross profit margin was primarily caused by the $11.4 million equipment inventory impairment charge and the industry challenges, as discussed in Inventory Impairment Charges and Industry Factors sections above, respectively. The decrease in operating expenses is the result of the cost savings associated with our realignment plan implemented in the first quarter of fiscal 2016 and lower commission expense resulting from the decrease in equipment gross profit.
Construction
Construction segment revenue for fiscal 2016 decreased 12.5% compared to last year, primarily due to a decrease in Construction same-store sales of 9.3% over fiscal 2015 and due to the impact of our store closings. The decrease in Construction same-store sales was experienced across all lines of our business and was largely due to the challenging industry conditions discussed in the Industry Factors section above.
Our Construction segment loss before income taxes was $26.4 million for fiscal 2016 compared to segment loss before income taxes of $11.9 million for fiscal 2015. This decrease was primarily due to the aforementioned decrease in revenue and the decrease in equipment gross profit margin, but offset by a decrease in operating expenses. The compression in equipment gross profit margin was primarily caused by the $15.9 million equipment inventory impairment charge and the industry challenges, as discussed in Inventory Impairment Charges and Industry Factors sections above, respectively. The decrease in operating expenses reflects costs savings associated with our realignment plan implemented in the first quarter of fiscal 2016. The dollar utilization of our rental fleet decreased, from 27.7% in fiscal 2015 to 24.3% in fiscal 2016, primarily resulting from the challenging industry conditions.

International
International segment revenue for fiscal 2016 decreased 1.4% compared to the same period last year due to a same-store sales decrease of 1.4%. Our International revenue was negatively impacted by foreign currency exchange rate differences and the decline in commodity prices.
Our International segment loss before income taxes was $3.0 million for fiscal 2016 compared to segment loss before income taxes of $17.1 million for the same period last year. This decreased loss was primarily due to lower operating expenses, lower foreign currency remeasurement losses in Ukraine and lower floorplan interest expense, as compared to prior year. The reduction in operating expenses for fiscal 2016, as compared to the prior year, was the result of the cost saving initiatives implemented in late fiscal 2015 and the impact of changing foreign currency exchange rates. Foreign currency remeasurement losses in Ukraine, resulting from changes in the valuation of the Ukrainian hryvnia, decreased from $5.8 million in fiscal 2015 to $2.5 million in fiscal 2016. Floorplan interest expense decreased in fiscal 2016 compared to last year due to a reduction in interest-bearing floorplan payables resulting from a reduction in our inventory levels and lower interest rates. The impact of changing Euro to U.S. Dollar exchange rates did not have a material impact on our International segment income (loss) before income taxes as the negative impact on segment revenue was offset by the positive impact on segment expenses.
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
The decrease in total revenue for fiscal 2015, as compared to fiscal 2014, was primarily due to a decrease in same-store sales of 14.1%, mainly driven by a decrease in Agriculture same-store sales of 22.0% and partially offset by an increase in Construction same-store sales of 14.9%. Agriculture same-store sales decreased primarily due to a decrease in equipment revenue and were negatively impacted by challenging industry conditions discussed in the Industry Factors section above. The increase in Construction segment revenue, which included increases in all lines of the Construction segment's business, resulted from improved industry conditions and the positive impact of operational initiatives.

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

Impairment & Realignment Costs

	Year Ended January 31,			Percent
	2015	2014	Increase	Change
	(dollars in thousands)
Impairment of Goodwill	$24,739	$6,261	$18,478	295.1%
Impairment of Intangibles and Long-Lived Assets	6,486	3,454	3,032	87.8%
Realignment Costs	3,165	282	2,883	1,022.3%
During our annual impairment tests in the fourth quarter of fiscal 2015, we determined that certain goodwill, other intangible assets and long-lived assets were impaired, primarily in our Agriculture segment, resulting in a total of $31.2 million impairment expense recognized in fiscal 2015, as compared to impairment costs totaling $9.7 million recognized in fiscal 2014 related to certain goodwill, other intangible assets and long-lived assets in our Construction and International segments. We also recognized realignment costs in fiscal 2015 related to the closing of seven underperforming Construction stores, staff reductions at other dealerships and reductions in support staff at our Shared Resource Center that took place in April 2014. There were no such realignment plans implemented in fiscal 2014. See the Non-GAAP Financial Measures section below for impact of these costs on non-GAAP Diluted EPS.
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
Our effective tax rate changed from 56.0% in fiscal 2014 to (12.8)% in fiscal 2015, primarily due to losses in both U.S. and foreign jurisdictions. We also recorded valuation allowances of $5.6 million and $1.9 million in fiscal 2015 and 2014, respectively, on deferred tax assets, including net operating loss carryforwards, in the foreign jurisdictions which have historical losses. See Note 14 to our consolidated financial statements for further details on our effective tax rate.

Segment Results

	Year Ended January 31,		Increase/	Percent
	2015	2014	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$1,346,457	$1,722,908	$(376,451)	(21.8)%
Construction	389,435	365,421	24,014	6.6%
International	164,354	138,117	26,237	19.0%
Total	$1,900,246	$2,226,446	$(326,200)	(14.7)%

Income (Loss) Before Income Taxes
Agriculture	$(11,434)	$62,242	$(73,676)	(118.4)%
Construction	(11,941)	(30,866)	18,925	61.3%
International	(17,109)	(6,297)	(10,812)	(171.7)%
Segment income (loss) before income taxes	(40,484)	25,079	(65,563)	(261.4)%
Shared Resources	2,144	(6,650)	8,794	132.2%
Total	$(38,340)	$18,429	$(56,769)	(308.0)%
Agriculture
Agriculture segment revenue for fiscal 2015 decreased 21.8% compared to fiscal 2014. The revenue decrease was due to a decrease in Agriculture same-store sales of 22.0% as compared to fiscal 2014. Agriculture same-store sales decreased primarily due to a decrease in equipment revenue and were negatively impacted by challenging industry conditions discussed in the Industry Factors section above.
Agriculture segment income before income taxes for fiscal 2015 decreased 118.4% compared to fiscal 2014, primarily due to the aforementioned decrease in equipment revenue, a decrease in equipment gross profit margin, the aforementioned impairment charges of $30.0 million, and partially offset by a decrease in operating expenses. The compression in equipment gross profit margin was primarily caused by the previously discussed Agriculture industry challenges as well as an oversupply of equipment in the Agriculture industry. The decrease in operating expenses was primarily due to lower commissions expense resulting from the decrease in equipment gross profit.
Construction
Construction segment revenue for fiscal 2015 increased 6.6% compared to fiscal 2014, primarily due to an increase in Construction same-store sales of 14.9% over fiscal 2014. The increase in Construction segment revenue, which included increases in all lines of business, resulted from improved industry conditions and the positive impact of operational initiatives.
Our Construction segment loss before income taxes was $11.9 million for fiscal 2015 compared to segment loss before income taxes of $30.9 million for fiscal 2014. This improvement was primarily due to the increase in revenue, decreases in operating expenses and impairment costs, and partially offset by realignment costs. Realignment costs totaling $2.6 million were recognized during fiscal 2015 related to the headcount reductions and closing of seven Construction stores, which was discussed above. The decrease in operating expenses resulted from the cost savings associated with closing these stores. The dollar utilization of our rental fleet decreased, from 30.3% in fiscal 2014 to 27.7% in fiscal 2015, primarily due to lower oil prices affecting rental demand in our oil producing markets as well as lost rental revenue due to the repositioning of rental equipment from the seven Construction stores closed in the first quarter of fiscal 2015 to other Construction stores.
International
International segment revenue for fiscal 2015 increased $26.2 million compared to fiscal 2014, primarily due to acquisitions and new store openings, and an increase in same-store sales.
Our International segment loss before income taxes was $17.1 million for fiscal 2015 compared to segment loss before income taxes of $6.3 million for fiscal 2014. This increased loss was primarily due to increases in operating expenses and floorplan interest expense, and a decrease in interest income and other income (expense), as compared to the same period of the prior year. Operating expenses increased due to expanding our distribution network in Eastern Europe, including opening a new store in Ukraine and establishing a European operations center to support our European stores. We believe the political and economic instability in Ukraine has had a negative impact on our revenue, which reduces our ability to leverage these fixed operating costs. The increase in floorplan interest expense for fiscal 2015, as compared to the same period in the prior year, was primarily due to the increase in floorplan payable and the related equipment inventory balances, and higher interest rates in Ukraine associated with the political and economic instability that was present in fiscal 2015. The decrease in interest income and other income (expense) was primarily due to foreign currency remeasurement losses in Ukraine, resulting from a devaluation of the Ukrainian hryvnia in fiscal 2015.
Shared Resources/Eliminations
We incur centralized expenses/income at our general corporate level, which we refer to as "Shared Resources," and then allocate these net expenses to our segments. Since these allocations are set early in the year, unallocated or over-allocated balances may occur.
Non-GAAP Financial Measures
To supplement our earnings (loss) per share - diluted ("Diluted EPS") presented on a GAAP basis, we use Adjusted Diluted EPS, which excludes the impact of impairment costs, the write-off of debt issuance costs, costs associated with our realignment/store closing activities, foreign currency remeasurement losses in Ukraine resulting from a devaluation of the Ukrainian hryvnia, and income tax valuation allowances. We believe that the presentation of Adjusted Diluted EPS is relevant and useful to our management and investors because it provides a measurement of earnings on activities we consider to occur in the ordinary course of our business. Adjusted Diluted EPS should be evaluated in addition to, and not considered a substitute for, or superior to, the GAAP measure of Diluted EPS. In addition, other companies may calculate Adjusted Diluted EPS in a different manner, which may hinder comparability with other companies.
The following table reconciles Diluted EPS, a GAAP measure, to Adjusted Diluted EPS:

	Year Ended January 31,
	2016	2015	2014
	(dollars in thousands, except per share data)
Net Income (Loss) Attributable to Titan Machinery Inc. Common Stockholders
Net Income (Loss) Attributable to Titan Machinery Inc. Common Stockholders	$(37,175)	$(31,598)	$8,722
Non-GAAP Adjustments
Impairment (1)	4,064	21,614	6,091
Debt Issuance Cost Write-Off (2)	917	—	—
Realignment / Store Closing Costs (3)	940	2,152	—
Ukraine Remeasurement (4)	2,438	5,653	—
Income Tax Valuation Adjustments (5)	2,339	306	1,701
Total Non-GAAP Adjustments	10,698	29,725	7,792
Adjusted Net Income (Loss) Attributable to Titan Machinery Inc. Common Stockholders	$(26,477)	$(1,873)	$16,514

Earnings (Loss) per Share - Diluted
Earnings (Loss) per Share - Diluted	$(1.76)	$(1.51)	$0.41
Non-GAAP Adjustments
Impairment (1)	0.19	1.03	0.29
Debt Issuance Cost Write-Off (2)	0.04	—	—
Realignment / Store Closing Costs (3)	0.05	0.10	—
Ukraine Remeasurement (4)	0.12	0.27	—
Income Tax Valuation Adjustments (5)	0.11	0.02	0.08
Total Non-GAAP Adjustments	0.51	1.42	0.37
Adjusted Earnings (Loss) per Share - Diluted	$(1.25)	$(0.09)	$0.78

(1)	See Notes 1 and 5 of the notes to our consolidated financial statements for details of this matter.

(2)	See Note 6 of the notes to our consolidated financial statements for details of this matter.

(3)	See Note 20 of the notes to our consolidated financial statements for details of this matter.

(4)	See the Foreign Currency Remeasurement Losses section of Management's Discussion and Analysis of Financial Condition and Results of Operations for details of this matter.

(5)	Amount reflects the initial valuation allowance recognized for all deferred tax assets for which no previous valuation allowance existed.
See discussion of Adjusted EBITDA in the Key Financial Metrics section within Management's Discussion and Analysis of this annual report.
Liquidity and Capital Resources
Sources of Liquidity
Our primary sources of liquidity are cash reserves, cash generated from operations, and borrowings under our floorplan payable and other credit facilities. We expect these sources of liquidity to be sufficient to fund our working capital requirements, acquisitions, capital expenditures and other investments in our business, service our debt, pay our tax and lease obligations and other commitments and contingencies, and meet any seasonal operating requirements for the foreseeable future, provided, however, that our borrowing capacity under our credit agreements is dependent on compliance with various financial covenants as further described in Note 6 to our consolidated financial statements included in this annual report. We have worked in the past, and will continue to work in the future, with our lenders to implement satisfactory modifications to these financial covenants when appropriate for the business conditions confronted by us.
The non-U.S. subsidiaries, for which we have elected to permanently reinvest earnings outside of the U.S., held $10.3 million of cash as of January 31, 2016. Our current plans do not demonstrate a need to, nor do we have plans to, repatriate the retained earnings from these subsidiaries, as the earnings are permanently reinvested. However, if we determine, in the future, that it is necessary to repatriate these funds or we sell or liquidate any of these subsidiaries, we may be required to pay taxes associated with the repatriation or the sale or liquidation of these subsidiaries. We may also be required to accrue and pay withholding taxes, depending on the foreign jurisdiction from which the funds are repatriated.
Equipment Inventory and Floorplan Payable Credit Facilities
Floorplan payable balances reflect the amount owed for new equipment inventory purchased from a manufacturer and used equipment inventory, which is primarily purchased through trade-in on equipment sales, net of unamortized debt issuance costs incurred for floorplan credit facilities. Certain of the manufacturers from which we purchase new equipment inventory offer financing on these purchases, either offered directly from the manufacturer or through the manufacturers’ captive finance affiliate. CNH Industrial's captive finance subsidiary, CNH Industrial Capital, also provides financing of used equipment inventory. We also have floorplan payable balances with non-manufacturer lenders for new and used equipment inventory. Changes in manufacturer floorplan payable are reported as operating cash flows and changes in non-manufacturer floorplan payable are reported as financing cash flows in our consolidated statements of cash flows.
As of January 31, 2016, we had discretionary floorplan payable lines of credit for equipment purchases totaling $1.0 billion, which includes a $275.0 million Floorplan Payable Line with Wells Fargo, a $450.0 million credit facility with CNH Industrial Capital, a $172.0 million credit facility with DLL Finance and the U.S. dollar equivalent of $115.4 million in credit facilities related to our foreign subsidiaries. Floorplan payable relating to these credit facilities totaled $420.7 million of the total floorplan payable balance of $444.8 million outstanding as of January 31, 2016. Available borrowings under these lines of credit are reduced by amounts outstanding, borrowing base calculations and standby letters of credit under the Wells Fargo credit agreement, and certain acquisition-related financing arrangements under the CNH Industrial Capital credit facility.
We received a letter from DLL Finance which changed the calculation of the fixed charge coverage ratio covenant to allow for long-lived asset impairment charges to be eligible adjustments on a permanent basis, and allow for the $27.5 million equipment inventory impairment charges (discussed in Note 3 of the notes to our consolidated financial statements) to be an eligible adjustment for the periods ended January 31, 2016, April 30, 2016, July 31, 2016 and October 31, 2016. After allowing for the addition of these adjustments, we have met the fixed charge coverage ratio covenant as of January 31, 2016. In addition, we also amended our credit facility with DLL Finance in April 2016, which changed the fixed charge coverage ratio to 1.10 : 1.00 for each of the quarters ended April 30, 2016, July 31, 2016 and October 31, 2016 and to 1.25 : 1.00 for the period ended January 31, 2017 and each fiscal quarter ended thereafter.
We also are subject to a fixed charge coverage ratio covenant under the CNH Industrial Capital credit facility, which was amended in March 2016 to change the calculation of the fixed charge coverage ratio covenant to allow for long-lived asset impairment charges to be eligible adjustments on a permanent basis, and allow for the $27.5 million equipment inventory impairment charge and the $2.5 million Ukraine foreign currency remeasurement to be eligible adjustments for the periods ended January 31, 2016, April 30, 2016, July 31, 2016 and October 31, 2016. After allowing for the addition of these adjustments, we have met the covenant under the CNH Industrial Capital credit facility as of January 31, 2016.
We are in compliance with all other financial covenants which we were subject to under our credit agreements as of January 31, 2016. Based on the amended fixed charge coverage ratio covenant for DLL Finance and the impairment add back adjustments allowable under the DLL Finance and CNH Industrial Capital facilities, we do not anticipate being in violation of any financial covenants in the foreseeable future. Additional details of each of these credit facilities is disclosed in Note 6 to our consolidated financial statements included in this annual report.
The amendment to the credit facility with DLL Finance also decreased its available borrowings under the agreement to $110.0 million and changed the interest rate to a range of one-month LIBOR plus an applicable margin of 4.94% to 5.44%, among other things. As a result of these amendments, and without adjusting the U.S. dollar amount of the our credit facilities related to our foreign subsidiaries based on current foreign currency exchange rates, our total discretionary floorplan payable lines of credit for equipment purchases was reduced from $1.0 billion to $950.4 million in April 2016.
Our equipment inventory turnover was 1.2 for fiscal 2016 compared to 1.4 for fiscal 2015. While our equipment inventories, including amounts classified as held for sale, decreased 23.0% from fiscal 2015 to 2016, the decrease in turnover was primarily due to lower equipment sales in fiscal 2016 than in fiscal 2015. We expect our equipment inventory balances to decrease in fiscal 2017. Our equity in equipment inventory, which reflects the portion of our equipment inventory balance that is not financed by floorplan payables, increased to 24.8% as of January 31, 2016 from 19.0% as of January 31, 2015 due to cash generated from operations in the current year and used to pay down floorplan payable balances.
Long-Term Debt Facilities
We have a $75.0 million working capital line of credit under the Wells Fargo credit agreement (the "Working Capital Line"). The Working Capital Line is used to finance our working capital requirements and fund certain capital expenditures. As of January 31, 2016 we had no amounts outstanding on the Working Capital Line. We also finance a portion our rental fleet and other property and equipment purchases with long-term debt agreements with various lenders.
Adequacy of Capital Resources
Our primary uses of cash have been to fund our strategic acquisitions and fund our operating activities, including the purchase of inventory, meeting our debt service requirements, providing working capital, making payments due under building operating leases and manufacturer floorplan payables. The primary factor affecting our ability to generate cash and to meet existing, known or reasonably likely cash requirements is our operating performance as impacted by (i) industry factors, (ii) competition, (iii) general economic conditions, (iv) the timing and extent of acquisitions, and (v) business and other factors including those identified in Item 1A "Risk Factors" and discussed in this annual report.
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
In fiscal 2016, we used $0.3 million in cash for rental fleet purchases, $8.1 million in cash for property and equipment purchases, and financed $12.2 million in property and equipment purchases with long-term debt, accounts payable and accrued liabilities. The property and equipment purchases primarily related to store construction projects. In fiscal 2015, we used $0.8 million in cash for rental fleet purchases, $16.2 million in cash for property and equipment purchases, and financed $3.8 million in property and equipment purchases with long-term debt, accounts payable and accrued liabilities. The fixed asset additions primarily related to store construction projects and development of our ERP system. Historically, and as we've been working to expand our rental business, we have sourced a significant portion of our rental fleet additions from our equipment inventory. These net transfers from inventory totaled $8.1 million in fiscal 2015, however in fiscal 2016, we had a $3.9 million net transfer of rental fleet to inventory due to reductions in rental fleet at stores impacted by reduced energy-related activity resulting from the low oil prices. These transfers are disclosed as supplemental disclosures of noncash investing and financing activities on our consolidated statements of cash flows. We expect our cash expenditures for property and equipment, exclusive of acquisitions and rental fleet, for fiscal 2017 to be approximately $5.0 million to $10.0 million. The actual amount of our fiscal 2017 property and equipment expenditures will depend upon factors such as general economic conditions, growth prospects for our industry and our acquisition activity. We currently expect to finance property and equipment purchases with borrowings under the existing credit facilities, financing with long-term debt, with available cash or with cash flow from operations. We may need to incur additional debt if we pursue any future acquisitions.

There can be no assurances, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under the credit facilities with Wells Fargo, CNH Industrial Capital and DLL Finance in amounts sufficient to allow us to service our indebtedness and to meet our other commitments. If we are unable to generate sufficient cash flow from operations or to obtain sufficient future borrowings, we may be required to seek one or more alternatives such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. There can be no assurances that we will be able to succeed with one of these alternatives on commercially reasonable terms, if at all. In addition, if we pursue strategic acquisitions, we may require additional equity or debt financing to consummate the transactions, and we cannot assure you that we will succeed in obtaining this financing on favorable terms or at all. If we incur additional indebtedness to finance any of these transactions, this may place increased demands on our cash flow from operations to service the resulting increased debt. Our existing debt agreements contain restrictive covenants that may restrict our ability to adopt any of these alternatives. Any non-compliance by us under the terms of our debt agreements could result in an event of default which, if not cured, could result in the acceleration of our debt. After allowing for the addition of the long-lived asset impairment and inventory impairment adjustments, we have met all financial covenants under these credit agreements as of January 31, 2016. Based on the amended fixed charge coverage ratio covenant for DLL Finance and the impairment add back adjustments allowable under the DLL Finance and CNH Industrial Capital facilities, we do not anticipate being in violation of any financial covenants in the foreseeable future. If anticipated operating results create the likelihood of a future covenant violation, we would work with our lenders on an appropriate modification or amendment to our financing arrangements.
Cash Flow
Cash Flow Provided By (Used For) Operating Activities
Net cash provided by operating activities in fiscal 2016 was $231.9 million and was primarily attributable to a decrease in our inventories and an increase in the manufacturer floorplan payable financing of such inventories. Net cash provided by operating activities was $41.1 million in fiscal 2015. The increase in net cash provided by operating activities of $190.8 million from fiscal 2015 to fiscal 2016 was primarily attributable to a changing mix of manufacturer versus non-manufacturer floorplan financing in which we increased our outstanding borrowings under our manufacturer financing facilities and used the proceeds from such borrowings to decrease our outstanding borrowings under our non-manufacturer facilities, and reduction in our inventories. We evaluate our cash flow from operating activities net of all floorplan payable activity and maintaining a constant level of equity in our inventory. Taking these adjustments into account, our non-GAAP cash provided by operating activities was $44.3 million for fiscal 2016 compared to $71.7 million for fiscal 2015. This decrease from fiscal 2015 to 2016 in non-GAAP cash provided by operating activities was primarily due to decrease in net loss and aforementioned decrease in inventories (net of the related changes in floorplan payable balances). For reconciliation of this non-GAAP financial measure, please see the Non-GAAP Cash Flow Reconciliation below.
Net cash provided by operating activities was $41.1 million in fiscal 2015 and was primarily attributable to a decrease in our inventories, our results of operations, and partially offset by a decrease in the manufacturer floorplan payable financing of such inventories. Net cash used for operating activities was $82.2 million in fiscal 2014. The increase in net cash provided by operating activities of $123.3 million from fiscal 2014 to fiscal 2015 was primarily due to changes in inventory, net of the related changes in manufacturer floorplan payable balances, in each of the respective years. Our non-GAAP cash provided by operating activities was $71.7 million for fiscal 2015 and non-GAAP cash used for operating activities was $9.6 million for fiscal 2014. This increase from fiscal 2014 to 2015 in non-GAAP cash provided by operating activities was primarily due to the aforementioned decrease in inventories, net of the related changes in floorplan payable balances. For reconciliation of this non-GAAP financial measure, please see the Non-GAAP Cash Flow Reconciliation below.
Cash Flow Used For Investing Activities
Net cash used for investing activities is primarily comprised of cash used for property and equipment purchases and in business combinations for purchases of dealerships, proceeds or payments upon settlement of net investment hedge derivative instruments, and primarily offset by proceeds from the sale of property and equipment. We also have non-cash property and equipment additions through the transfer of inventories to rental fleet and property and equipment purchases financed with long-term debt and other liabilities, which are disclosed as supplemental disclosures of noncash investing and financing activities on our consolidated statements of cash flows.
Net cash used for investing activities was $0.1 million in fiscal 2016, compared net cash provided by investing activities of $4.4 million in fiscal 2015. In fiscal 2016, we had cash used for property and equipment purchases, including rental fleet, totaling $8.4 million, which primarily related to store construction projects. These uses of cash were offset by $7.8 million received upon the sale of property and equipment and proceeds exceeding payments from net investment hedge derivatives of $0.3 million. The decrease in net cash provided by investing activities from fiscal 2015 to fiscal 2016 was primarily due to the impact of the net investment hedge derivatives activity.
Net cash provided by investing activities was $4.4 million in fiscal 2015, compared to net cash used for investing activities of $7.1 million in fiscal 2014. In fiscal 2015, we had cash used for property and equipment purchases, including rental fleet, totaling $17.0 million, which primarily related to the building of our rental fleet, store construction projects and development costs of our ERP system. These uses of cash were offset by $16.8 million received upon the sale of property and equipment and proceeds exceeding payments from net investment hedge derivatives of $4.9 million. The increase in net cash provided by investing activities from fiscal 2014 to fiscal 2015 was primarily due to less business combination activity and impact of the net investment hedge derivatives activity.
Cash Flow Provided By Financing Activities
Net cash used for financing activities was $269.0 million in fiscal 2016, compared to net cash provided by financing activities of $9.0 million in fiscal 2015. In fiscal 2016, net cash used for financing activities primarily resulted from the aforementioned change in financing mix in which we increased our outstanding borrowings under our manufacturer financing facilities and decreased our amount outstanding under our non-manufacturer facilities, as well as an overall reduction in our long-term debt of $44.0 million.
Net cash provided by financing activities was $9.0 million in fiscal 2015 and $39.8 million in fiscal 2014. In fiscal 2015, we had a net increase in our non-manufacturer floorplan payable of $41.1 million, which was partially offset by an overall reduction in our long-term debt of $27.7 million. The increase in our non-manufacturer floorplan payable was due to a change in financing of our equipment inventory, in which we increase the utilization of our non-manufacturer floorplan payable lines of credit and decreased the utilization of our balances on our manufacturer floorplan lines of credit during fiscal 2015, as compared to January 31, 2014. The decrease in net cash provided by financing activities from fiscal 2014 to fiscal 2015 was primarily due to the pay down of our long-term debt balances in fiscal 2015, using the cash provided by operating activities that we generated during the year, compared to increasing our long-term debt balances during fiscal 2014.
Non-GAAP Cash Flow Reconciliation
We consider our cash flow from operating activities to include all equipment inventory financing activity regardless of whether we obtain the financing from a manufacturer or other source. We consider equipment inventory financing with both manufacturers and other sources to be part of the normal operations of our business and use an adjusted cash flow measure in the evaluation of our equipment inventory and inventory flooring needs, which we refer to as "Adjusted Cash Flow". The adjustment is equal to the net change in non-manufacturer floorplan payable, as shown on the consolidated statements of cash flows. GAAP categorizes non-manufacturer floorplan payable as financing activities in the consolidated statements of cash flows.
Adjusted Cash Flow is also impacted by the change in our equity in equipment inventory, which reflects the portion of our equipment inventory balance that is not financed by floorplan payables. Equity in equipment inventory was 24.8%, 19.0% and 20.3% as of January 31, 2016, 2015 and 2014, respectively. We analyze our cash flow provided by (used for) operating activities by assuming a constant level of equipment inventory financing throughout each respective fiscal year. The adjustment eliminates the impact of this fluctuation of equity in our equipment inventory, and is equal to the difference between our actual level of equity in equipment inventory at each period end presented on the consolidated statements of cash flows, compared to the actual level of equity in equipment inventory at the beginning of the fiscal year.

Adjusted Cash Flow is a non-GAAP financial measure. We believe that the presentation of Adjusted Cash Flow is relevant and useful to our investors because it provides information on activities we consider normal operations of our business, regardless of financing source and level of financing for our equipment inventory. The following table reconciles net cash provided by (used for) operating activities, a GAAP measure, to adjusted net cash provided by (used for) operating activities and net cash provided by (used for) financing activities, a GAAP measure, to adjusted cash flow provided by (used for) financing activities.

	Net Cash Provided by (Used for) Operating Activities			Net Cash Provided by (Used for) Financing Activities
	Year Ended January 31,			Year Ended January 31,
	2016	2015	2014	2016	2015	2014
	(in thousands)			(in thousands)
Cash Flow, As Reported	$231,884	$41,058	$(82,243)	$(268,956)	$9,004	$39,803
Adjustment for Non-Manufacturer Floorplan Net Payments	(221,912)	41,114	31,395	221,912	(41,114)	(31,395)
Adjustment for Constant Equity in Equipment Inventory	34,330	(10,475)	41,201	—	—	—
Adjusted Cash Flow	$44,302	$71,697	$(9,647)	$(47,044)	$(32,110)	$8,408
Certain Information Concerning Off-Balance Sheet Arrangements
As of January 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. In the normal course of our business activities, we lease real estate, vehicles and equipment under operating leases.
Contractual and Commercial Commitment Summary
Our contractual obligations and commercial commitments as of January 31, 2016 are summarized below:

		Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(in thousands)
Long-term debt obligations (1)	$59,202	$4,074	$18,516	$6,438	$30,174
Senior convertible note obligations (2)	168,281	5,625	11,250	151,406	—
Operating lease (3)	187,406	21,256	38,568	30,335	97,247
Purchase obligations (4)	2,383	1,418	966	—	—
Interest rate swap obligations (5)	5,069	1,901	3,168	—	—
Other long-term liabilities (6)	1,525	209	383	193	740
Total	$423,866	$34,483	$72,851	$188,372	$128,161

(1)	Includes obligations under notes payable issued in favor of our lenders and estimates of interest payable.

(2)	Includes coupon payments of interest on the contractual payment dates and payment of the principal balance on maturity in May 2019.

(3)
Includes minimum lease payment obligations under operating leases. Amounts do not include insurance or real estate taxes, which we include in our operating expenses and which we estimate will be approximately $2.9 million for the less than 1 year period, $5.5 million for the 1-3 year period, $4.5 million for the 3-5 year period, and $15.7 million for the more than 5 years period for a total of approximately $28.6 million. See Note 12 to our consolidated financial statements for a description of our operating lease obligations.

(4)	Primarily represents contracts related to information technology systems.

(5)	Includes scheduled fixed interest payments related to our interest rate swap derivative instrument.

(6)	Includes long-term portion of trade payables.

Information Regarding Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. We include "forward-looking" information in this Form 10-K, including this Item 7, as well as in other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us).
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

•	our plans and beliefs with respect to real property used in our business;

•	our plans and beliefs regarding future sales, sales mix, and marketing activities;

•	our beliefs and assumptions regarding the payment of dividends and repatriation of retained earnings from foreign operations;

•	our beliefs and assumptions regarding valuation reserves, equipment inventory balances, fixed operating expenses, and absorption rate;

•	our beliefs and expectations regarding our realignment activities including the amount and recognition of related costs;

•	our beliefs and expectations regarding the effects of the political climate and unstable economy in Ukraine;

•	our beliefs and assumptions with respect to our rental equipment operations;

•	our beliefs with respect to our employee relations and the impact of employee training and management strength on our revenues;

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
Interest Rate Risk
Exposure to changes in interest rates results from borrowing activities used to fund operations. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. We have both fixed and floating rate financing. Some of our floating rate credit facilities contain minimum rates of interest to be charged. Based upon our interest-bearing balances and interest rates as of January 31, 2016, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $2.4 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $2.4 million. At January 31, 2016, we had total floorplan payables of $444.8 million, of which $231.2 million was interest-bearing at variable interest rates, $113.6 million was non-interest bearing and $100.0 million was effectively fixed rate due to our interest rate swap instrument. At January 31, 2016, we also had variable rate notes payable and long-term debt of $11.8 million, and fixed rate notes payable and long-term debt of $28.2 million.

Foreign Currency Exchange Rate Risk
Our foreign currency exposures arise as the result of our foreign operations. We are exposed to transactional foreign currency exchange rate risk through our foreign entities’ holding assets and liabilities denominated in currencies other than their functional currency. In addition, we are exposed to foreign currency transaction risk as the result of certain intercompany financing transactions. We attempt to manage our transactional foreign currency exchange rate risk through the use of derivative financial instruments, primarily foreign exchange forward contracts, or through natural hedging instruments. Based upon balances and exchange rates as of January 31, 2016, holding other variables constant, we believe that a hypothetical 10% increase or decrease in all applicable foreign exchange rates would not have a material impact on our results of operations or cash flows. As of January 31, 2016, our Ukrainian subsidiary had $1.8 million of net monetary assets denominated in Ukrainian hryvnia (UAH). We have attempted to minimize our net monetary asset position through reducing overall asset levels in Ukraine and through borrowing in UAH which serves as a natural hedging instrument offsetting our net UAH denominated assets. Currency and payment controls imposed by the National Bank of Ukraine have limited our ability to manage our net monetary asset position. The UAH devalued significantly during the years ended January 31, 2015 and the first half of fiscal 2016, and has continued to experience more modest volatility in the last half of fiscal 2016. Continued and significant devaluation of the UAH could have a material impact on our results of operations and cash flows.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Balance Sheets of the Company as of January 31, 2016 and 2015, and the related Consolidated Statements of Operations, Other Comprehensive Income, Stockholders' Equity, and Cash Flows for the years ended January 31, 2016, 2015 and 2014, and the notes thereto, have been audited by Deloitte & Touche LLP, an independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Titan Machinery Inc.
West Fargo, North Dakota

We have audited the accompanying consolidated balance sheets of Titan Machinery Inc. (the “Company”) as of January 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2016. Our audits also included the financial statement schedule listed in the index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audit.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years ended January 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements presented as a whole, present fairly, in all material respects, the information set forth herein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 13, 2016, expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
April 13, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Titan Machinery Inc.
West Fargo, North Dakota

We have audited the internal control over financial reporting of Titan Machinery Inc. (the “Company”) as of January 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended January 31, 2016, of the Company and our report dated April 13, 2016, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
April 13, 2016

TITAN MACHINERY INC.
CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2016 AND 2015
(in thousands, except per share data)

	January 31, 2016	January 31, 2015
Assets
Current Assets
Cash	$89,465	$127,528
Receivables (net of allowance of $3,591 and $4,218 as of January 31, 2016 and January 31, 2015, respectively)	56,552	76,382
Inventories	689,464	879,440
Prepaid expenses and other	9,753	10,634
Income taxes receivable	13,011	166
Assets held for sale	—	15,312
Total current assets	858,245	1,109,462
Intangibles and Other Assets
Intangible assets, net of accumulated amortization	5,134	5,458
Other	1,317	2,014
Total intangibles and other assets	6,451	7,472
Property and Equipment, net of accumulated depreciation	183,179	208,680
Total Assets	$1,047,875	$1,325,614

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$16,863	$17,659
Floorplan payable	444,780	625,162
Current maturities of long-term debt	1,557	7,749
Customer deposits	31,159	35,090
Accrued expenses	28,914	35,496
Income taxes payable	152	3,529
Liabilities held for sale	—	2,835
Total current liabilities	523,425	727,520
Long-Term Liabilities
Senior convertible notes	134,145	129,889
Long-term debt, less current maturities	38,409	66,563
Deferred income taxes	11,135	19,971
Other long-term liabilities	2,412	3,312
Total long-term liabilities	186,101	219,735
Commitments and Contingencies (Notes 11 and 12)
Stockholders' Equity
Common stock, par value $.00001 per share, 45,000 shares authorized; 21,604 shares issued and outstanding at January 31, 2016; 21,406 shares issued and outstanding at January 31, 2015	—	—
Additional paid-in-capital	242,491	240,180
Retained earnings	99,526	137,418
Accumulated other comprehensive loss	(4,461)	(1,099)
Total Titan Machinery Inc. stockholders' equity	337,556	376,499
Noncontrolling interest	793	1,860
Total stockholders' equity	338,349	378,359
Total Liabilities and Stockholders' Equity	$1,047,875	$1,325,614
See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JANUARY 31, 2016, 2015 AND 2014
(in thousands, except per share data)

	2016	2015	2014
Revenue
Equipment	$925,471	$1,398,195	$1,722,738
Parts	245,387	270,262	275,750
Service	127,457	147,356	149,082
Rental and other	69,520	84,433	78,876
Total Revenue	1,367,835	1,900,246	2,226,446
Cost of Revenue
Equipment	889,567	1,286,148	1,576,246
Parts	173,083	189,540	192,199
Service	46,814	53,924	54,608
Rental and other	52,457	62,250	55,319
Total Cost of Revenue	1,161,921	1,591,862	1,878,372
Gross Profit	205,914	308,384	348,074
Operating Expenses	220,524	273,271	291,202
Impairment of Goodwill	—	24,739	6,261
Impairment of Intangibles and Long-Lived Assets	6,903	6,486	3,454
Realignment Costs	1,597	3,165	282
Income (Loss) from Operations	(23,110)	723	46,875
Other Income (Expense)
Interest income and other income (expense)	(478)	(4,272)	2,109
Floorplan interest expense	(18,334)	(20,477)	(16,764)
Other interest expense	(14,289)	(14,314)	(13,791)
Income (Loss) Before Income Taxes	(56,211)	(38,340)	18,429
Provision for (Benefit from) Income Taxes	(17,982)	(4,923)	10,325
Net Income (Loss) Including Noncontrolling Interest	(38,229)	(33,417)	8,104
Less: Net Income (Loss) Attributable to Noncontrolling Interest	(337)	(1,260)	(747)
Net Income (Loss) Attributable to Titan Machinery Inc.	(37,892)	(32,157)	8,851
Net (Income) Loss Allocated to Participating Securities - Note 1	717	559	(129)
Net Income (Loss) Attributable to Titan Machinery Inc. Common Stockholders	$(37,175)	$(31,598)	$8,722
Earnings (Loss) per Share - Note 1
Earnings (Loss) per Share - Basic	$(1.76)	$(1.51)	$0.42
Earnings (Loss) per Share - Diluted	$(1.76)	$(1.51)	$0.41
Weighted Average Common Shares - Basic	21,111	20,989	20,894
Weighted Average Common Shares - Diluted	21,111	20,989	21,040
See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED JANUARY 31, 2016, 2015 AND 2014
(in thousands)

	2016	2015	2014
Net Income (Loss) Including Noncontrolling Interest	$(38,229)	$(33,417)	$8,104
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(4,598)	(3,043)	2,314
Unrealized gain on net investment hedge derivative instruments, net of tax expense of $132, $1,900 and $114 for the years ended January 31, 2016, 2015 and 2014, respectively	201	2,849	170
Unrealized loss on interest rate swap cash flow hedge derivative instrument, net of tax benefit of $524, $1,038 and $490 for the years ended January 31, 2016, 2015 and 2014, respectively	(785)	(1,557)	(737)
Unrealized gain (loss) on foreign currency contract cash flow hedge derivative instruments, net of tax expense (benefit) of $29 and ($85) for the year ended January 31, 2015 and 2014, respectively	—	44	(126)
Reclassification of loss on interest rate swap cash flow hedge derivative instruments included in net income (loss), net of tax benefit of $702 and $235 for the years ended January 31, 2016 and 2015, respectively	1,053	354	—
Reclassification of loss on foreign currency contract cash flow hedge derivative instruments included in net income (loss), net of tax benefit of $24 and $31 for the years ended January 31, 2016 and 2015, respectively	37	45	—
Total Other Comprehensive Income (Loss)	(4,092)	(1,308)	1,621
Comprehensive Income (Loss)	(42,321)	(34,725)	9,725
Comprehensive Income (Loss) Attributable to Noncontrolling Interest	(1,067)	(1,130)	(200)
Comprehensive Income (Loss) Attributable To Titan Machinery Inc.	$(41,254)	$(33,595)	$9,925
See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JANUARY 31, 2016, 2015 AND 2014
(in thousands)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
	Shares Outstanding	Amount	Additional Paid-In Capital	Retained Earnings	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Net Investment Hedges	Unrealized Gains (Losses) on Interest Rate Swap Cash Flow Hedges	Unrealized Gains (Losses) on Foreign Currency Contract Cash Flow Hedges	Total	Total Titan Machinery Inc. Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
BALANCE, JANUARY 31, 2013	21,092	$—	$236,521	$160,724	$(226)	$(509)	$—	$—	$(735)	$396,510	$3,409	$399,919
Common stock issued on grant of restricted stock (net of forfeitures), exercise of stock options, and tax benefits of equity awards	147	—	254	—	—	—	—	—	—	254	—	254
Stock-based compensation expense	—	—	2,131	—	—	—	—	—	—	2,131	—	2,131
Other	22	—	(49)	—	—	—	—	—	—	(49)	(638)	(687)
Comprehensive loss:
Net income (loss)	—	—	—	8,851	—	—	—	—	—	8,851	(747)	8,104
Other comprehensive income (loss)	—	—	—	—	1,767	170	(737)	(126)	1,074	1,074	547	1,621
Total comprehensive loss	—	—	—	—	—	—	—	—	—	9,925	(200)	9,725
BALANCE, JANUARY 31, 2014	21,261	—	238,857	169,575	1,541	(339)	(737)	(126)	339	408,771	2,571	411,342
Common stock issued on grant of restricted stock (net of forfeitures), exercise of stock options, and tax benefits of equity awards	145	—	(310)	—	—	—	—	—	—	(310)	—	(310)
Stock-based compensation expense	—	—	2,135	—	—	—	—	—	—	2,135	—	2,135
Other	—	—	(502)	—	—	—	—	—	—	(502)	419	(83)
Comprehensive loss:
Net loss	—	—	—	(32,157)	—	—	—	—	—	(32,157)	(1,260)	(33,417)
Other comprehensive income (loss)	—	—	—	—	(3,173)	2,849	(1,203)	89	(1,438)	(1,438)	130	(1,308)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(33,595)	(1,130)	(34,725)
BALANCE, JANUARY 31, 2015	21,406	—	240,180	137,418	(1,632)	2,510	(1,940)	(37)	(1,099)	376,499	1,860	378,359
Common stock issued on grant of restricted stock (net of forfeitures), exercise of stock options, and tax benefits of equity awards	198	—	208	—	—	—	—	—	—	208	—	208
Stock-based compensation expense	—	—	2,103	—	—	—	—	—	—	2,103	—	2,103
Comprehensive loss:
Net loss	—	—	—	(37,892)	—	—	—	—	—	(37,892)	(337)	(38,229)
Other comprehensive income (loss)	—	—	—	—	(3,868)	201	268	37	(3,362)	(3,362)	(730)	(4,092)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(41,254)	(1,067)	(42,321)
BALANCE, JANUARY 31, 2016	21,604	$—	$242,491	$99,526	$(5,500)	$2,711	$(1,672)	$—	$(4,461)	$337,556	$793	$338,349
See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 31, 2016, 2015 AND 2014
(in thousands)

	2016	2015	2014
Operating Activities
Net income (loss) including noncontrolling interest	$(38,229)	$(33,417)	$8,104
Adjustments to reconcile net income (loss) including noncontrolling interest to net cash provided by (used for) operating activities
Depreciation and amortization	28,538	31,768	30,794
Impairment of goodwill, intangible assets and long-lived assets	6,903	31,225	9,715
Deferred income taxes	(9,171)	(14,837)	(4,939)
Stock-based compensation expense	2,103	2,135	2,131
Noncash interest expense	6,717	4,723	4,537
Unrealized foreign currency (gain) loss on loans to international subsidiaries	(179)	5,788	(534)
Other, net	(517)	90	(515)
Changes in assets and liabilities
Receivables, prepaid expenses and other assets	24,326	25,395	13,067
Inventories	196,983	171,595	(182,374)
Manufacturer floorplan payable	45,005	(157,352)	27,630
Accounts payable, customer deposits, accrued expenses and other long-term liabilities	(14,318)	(29,603)	10,455
Income taxes	(16,277)	3,548	(314)
Net Cash Provided by (Used for) Operating Activities	231,884	41,058	(82,243)
Investing Activities
Rental fleet purchases	(341)	(806)	(783)
Property and equipment purchases (excluding rental fleet)	(8,070)	(16,206)	(18,227)
Proceeds from sale of property and equipment	7,777	16,803	16,712
Purchase of equipment dealerships, net of cash purchased	—	(584)	(4,848)
Proceeds upon settlement of net investment hedge derivative instruments	337	5,840	1,108
Payments upon settlement of net investment hedge derivative instruments	(23)	(915)	(981)
Other, net	194	271	(58)
Net Cash Provided by (Used for) Investing Activities	(126)	4,403	(7,077)
Financing Activities
Net change in non-manufacturer floorplan payable	(221,912)	41,114	31,395
Proceeds from long-term debt borrowings	72,907	113,000	143,918
Principal payments on long-term debt	(116,876)	(140,728)	(133,960)
Payment on other long-term liabilities	—	(3,748)	—
Payment of debt issuance costs	(3,397)	(581)	(1,057)
Other, net	322	(53)	(493)
Net Cash Provided by (Used for) Financing Activities	(268,956)	9,004	39,803
Effect of Exchange Rate Changes on Cash	(865)	(1,179)	(601)
Net Change in Cash	(38,063)	53,286	(50,118)
Cash at Beginning of Period	127,528	74,242	124,360
Cash at End of Period	$89,465	$127,528	$74,242
Supplemental Disclosures of Cash Flow Information
Cash paid during the period
Income taxes, net of refunds	$7,324	$6,369	$15,729
Interest	$25,840	$30,044	$26,134
Supplemental Disclosures of Noncash Investing and Financing Activities
Net property and equipment financed with long-term debt, accounts payable and accrued liabilities	$12,156	$3,829	$22,242
Long-term debt extinguished upon sale of property and equipment	$3,315	$—	$—
Net transfer of assets to (from) property and equipment from (to) inventories	$(3,912)	$8,128	$41,582
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
Seasonality
The agricultural and construction equipment businesses are highly seasonal, which causes the Company's quarterly results and cash flow to fluctuate during the year. The Company's customers generally purchase and rent equipment in preparation for, or in conjunction with, their busy seasons, which for farmers are the spring planting and fall harvesting seasons, and for Construction customers is dependent on weather seasons in their respective regions, which is typically the second and third quarters of the Company's fiscal year for much of its Construction footprint. The Company's parts and service revenues are typically highest during its customers' busy seasons as well, due to the increased use of their equipment during this time, which generates the need for more parts and service work. However, weather conditions impact the timing of our customers' busy times, which may cause the Company's quarterly financial results to differ between fiscal years. In addition, the fourth quarter typically is a significant period for equipment sales in the U.S. because of its customers’ year-end tax planning considerations, the timing of dealer incentives and the increase in availability of funds from completed harvests and construction projects.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant accounts, transactions and profits between the consolidated companies have been eliminated in consolidation.
The Company's foreign subsidiaries have fiscal years ending on December 31 of each year, consistent with statutory reporting requirements in each of the respective countries. The accounts of the Company's foreign subsidiaries are consolidated as of December 31 of each year. No events occurred related to these subsidiaries in January 2016 that would have materially affected the consolidated financial position, results of operations or cash flows.
Reclassifications
Certain reclassifications of amounts previously reported have been made to the accompanying consolidated statements of operations and cash flows to maintain consistency and comparability between periods presented. These reclassifications had no impact on previously reported net income (loss) or cash flows from operating, investing or financing activities.
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
Inventories
New and used equipment are stated at the lower of cost (specific identification) or market value with adjustments for decreases in market value on inventory rented but available for sale, estimated as a percentage of the rental income received on such inventory. All new and used equipment inventories, including that which has been rented, are subject to periodic lower of cost or market evaluation that considers various factors including aging of equipment and market conditions. Equipment inventory values are adjusted whenever the carrying amount exceeds the estimated market value. Parts inventories are valued at the lower of average cost or market value. The Company estimates its lower of cost or market adjustments on its parts inventories based on various factors including aging and sales of each type of parts inventory. Work in process is valued at the retail rates of labor incurred and parts inventories used on service work in process at year end.

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
Goodwill is tested for impairment at the reporting unit level. A reporting unit is defined as an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. The goodwill impairment analysis is performed under a two-step impairment model. Step one of the analysis compares the estimated fair value of a reporting unit to its carrying value. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment, if any. The second step measures the amount of impairment loss, if any, by comparing the implied fair value of goodwill, which is estimated by comparing the estimated fair value of the reporting unit as a whole to the fair value of the underlying assets and liabilities of the reporting unit. An impairment charge is recognized for any excess of the carrying value of goodwill over the implied fair value. All of the Company's previously recorded goodwill was fully impaired as of January 31, 2015. See Note 5 for details and results of the Company's impairment testing.
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
Intangible assets with an indefinite life consist of distribution rights with manufacturers. Distribution rights are classified as an indefinite-lived intangible asset because the Company's distribution agreements continue indefinitely by their terms, or are routinely awarded or renewed without substantial cost or material modifications to the underlying agreements. As such, the Company believes that its distribution rights intangible assets will contribute to its cash flows for an indefinite period; therefore, the carrying amount of distribution rights is not amortized, but is tested for impairment annually, or more frequently upon the occurrence of certain events or when circumstances indicate that impairment may be present. The Company performs its annual impairment test as of December 31st of each year. The impairment test is performed by comparing the carrying value to its estimated fair value. See Note 5 for details and results of the Company's impairment testing in the years ended January 31, 2016 and 2015.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impairment of Long-Lived Assets
The Company's long-lived assets consist of its intangible assets and property and equipment. These assets are reviewed for potential impairment when events or circumstances indicate that the carrying value may not be recoverable. Recoverability is measured by comparing the estimated future undiscounted cash flows of such assets to their carrying values. If the estimated undiscounted cash flows exceed the carrying value, the carrying value is considered recoverable and no impairment recognition is required. However, if the sum of the undiscounted cash flows is less than the carrying value of the asset, the second step of the impairment analysis must be performed to measure the amount of the impairment, if any. The second step of the impairment analysis compares the estimated fair value of the long-lived asset to its carrying value and any amount by which the carrying value exceeds the fair value is recognized as an impairment charge. All impairment charges recognized are included in the Impairment of Intangibles and Long-Lived Assets amount in the consolidated statements of operations.
When reviewing long-lived assets for impairment, we group long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Long-lived assets deployed and used by individual store locations are reviewed for impairment at the individual store level. Other long-lived assets shared across stores within a segment or shared across segments are reviewed for impairment on a segment or consolidated level as appropriate.
As of January 31, 2016, the Company determined that the current period operating loss combined with historical losses and anticipated future operating losses within certain of its stores was an indication that certain long-lived assets of these stores may not be recoverable. The Company performed the impairment analyses for these assets which have a combined carrying value of $17.2 million. In certain cases, the analysis indicated that the carrying value is not recoverable. The aggregate carrying value of such assets totaled $14.4 million. Based on this conclusion, we performed step two of the impairment analysis and estimated the fair value of these assets using the estimated selling prices of similar assets. Step two of the analysis indicated than an impairment charge in the amount $6.5 million was necessary, of which $3.7 million related to the Agriculture segment and $2.8 million related to the Construction segment. In all other cases, in which the aggregate carrying value of such assets totaled $2.8 million, the Company's analyses indicated that the carrying values are recoverable based on its estimates of future undiscounted cash flows under step one of the impairment analysis.
In addition, the Company recognized impairment charges of $0.4 million for certain long-lived assets associated with store locations closed during the year ended January 31, 2016, which was primarily comprised of impairment charges of $0.3 million related to the Agriculture segment and $0.1 million related to the Shared Resource Center.
The Company recognized impairment charges totaling $1.0 million on long-lived assets during the year ended January 31, 2015, of which $0.6 million related to the Agriculture segment, $0.3 million related to the Construction segment and $0.1 million related to the International segment. The Company recognized impairment charges of $1.5 million related to the Construction segment long-lived assets during the year ended January 31, 2014.
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
All outstanding derivative instruments are recognized in the consolidated balance sheet at fair value. The effect on earnings from recognizing the fair value of the derivative instrument depends on its intended use, the hedge designation, and the effectiveness in offsetting the exposure of the underlying hedged item. Changes in fair values of instruments designated to reduce or eliminate fluctuations in the fair values of recognized assets and liabilities and unrecognized firm commitments are reported currently in earnings along with the change in the fair value of the hedged items. Changes in the effective portion of the fair values of derivative instruments used to reduce or eliminate fluctuations in cash flows of forecasted transactions are reported in other comprehensive income, a component of stockholders' equity. Amounts accumulated in other comprehensive income are reclassified to earnings when the related hedged items affect earnings or the anticipated transactions are no longer probable. Changes in the fair value of derivative instruments designated to reduce or eliminate fluctuations in the net investment of a foreign subsidiary are reported in other comprehensive income. Changes in the fair value of derivative instruments that are not designated as hedging instruments or do not qualify for hedge accounting treatment are reported currently in earnings. The cash flows related to derivative instruments that are accounted for as cash flow hedges are classified in the same category on the consolidated statements of cash flow as the cash flows from the items being hedged.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Income Taxes
The Company uses the asset and liability method to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that a portion or all of the deferred tax assets will not be realized. Changes in valuation allowances are included in its provision for income taxes in the period of the change. Deferred tax assets and liabilities are netted by taxing jurisdiction and presented as either a net asset or liability position, as applicable, on the consolidated balance sheets.
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
Diluted EPS were computed by dividing net income attributable to Titan Machinery Inc. after allocation of income (loss) to participating securities by the weighted-average shares of common stock outstanding after adjusting for potential dilution related to the conversion of all dilutive securities into common stock. All potentially dilutive securities were included in the computation of diluted EPS. All anti-dilutive securities were excluded from the computation of diluted EPS.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the calculation of the denominator for basic and diluted EPS:

	2016	2015	2014
	(in thousands, except per share data)
Basic Weighted-Average Common Shares Outstanding	21,111	20,989	20,894
Plus: Incremental Shares From Assumed Exercise of Stock Options	—	—	146
Diluted Weighted-Average Common Shares Outstanding	21,111	20,989	21,040

Anti-Dilutive Shares Excluded From Diluted Weighted-Average Common Shares Outstanding
Stock Options	174	221	99
Shares Underlying Senior Convertible Notes (conversion price of $43.17)	3,474	3,474	3,474

Earnings (Loss) per Share - Basic	$(1.76)	$(1.51)	$0.42
Earnings (Loss) per Share - Diluted	$(1.76)	$(1.51)	$0.41
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
Lessor Accounting
The Company leases equipment from its rental fleet and equipment inventory to customers on operating leases over periods primarily less than one year. These leases require a minimum rental payment and contingent rental payment based on machine hours. Rental revenue totaled $61.4 million, $73.7 million and $68.6 million for the years ended January 31, 2016, 2015 and 2014, respectively. As of January 31, 2016, the Company had $137.8 million of rental fleet included in property and equipment, net of accumulated depreciation of $47.3 million. As of January 31, 2015, the Company had $148.2 million of rental fleet included in property and equipment, net of accumulated depreciation of $40.2 million.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Construction of Leased Assets and Sale-Leaseback Accounting
The Company from time to time performs construction projects on its store locations, which are recorded as property and equipment in the consolidated balance sheet during the construction period. Upon completion, these assets are either placed in service, at which point the depreciation of the asset commences, or are part of a sale-leaseback transaction with a third-party buyer/lessor. In certain other situations the Company enters into build-to-suit construction projects with third-party lessors. Under the applicable lease accounting rules, certain forms of lessee involvement in the construction of the leased asset deem the Company to be the owner of the leased asset during the construction period and requires capitalization of the lessor's total project costs on the consolidated balance sheet with the recognition of a corresponding financing obligation. Upon completion of a project for which the constructed assets are sold to a buyer/lessor or a build-to suit construction project, the Company performs a sale-leaseback analysis to determine if the asset and related financing obligation can be derecognized from the consolidated balance sheet. Certain provisions in a number of our lease agreements, primarily provisions regarding repurchase options, are deemed to be continuing involvement in the sold asset which precludes sale recognition. In such cases, the asset remains on the consolidated balance sheet under property and equipment and the proceeds received in the sale-leaseback transaction are recognized as a financing obligation under long-term debt in the consolidated balance sheet. Both the asset and the financing obligation are amortized over the lease term. In instances in which the Company has no continuing involvement in the sold asset, the criteria for sale recognition are met and the asset and any related financing obligation are derecognized from the consolidated balance sheet, and the lease is analyzed for proper accounting treatment as either an operating or capital lease.
See Note 8 for balances of outstanding financing obligations.
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
Advertising Costs
Costs incurred for producing and distributing advertising are expensed as incurred. Advertising expense amounted to $3.3 million, $5.5 million and $5.9 million for the years ended January 31, 2016, 2015 and 2014, respectively.
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
The Company recognized a net foreign currency transaction loss of $3.8 million and $12.3 million for the years ended January 31, 2016 and 2015, respectively. The net foreign currency transaction loss for the year ended January 31, 2016 primarily includes $1.1 million losses related to intercompany loans to its foreign subsidiaries and $2.5 million related to foreign currency remeasurement losses resulting from the devaluation of the Ukrainian hryvnia. The net foreign currency transaction loss for the year ended January 31, 2015 primarily includes $6.1 million losses related to intercompany loans to its foreign subsidiaries and $5.8 million related to foreign currency remeasurement losses resulting from the devaluation of the Ukrainian hryvnia. The impact of foreign currency transactions was immaterial for the year ended January 31, 2014. The Company hedges its intercompany loan balances; the gains and losses on such instruments are disclosed in Note 9, which substantially offset the related foreign currency gains or losses.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-Based Compensation
The Company accounts for stock-based compensation at the fair value of the related equity instrument over the applicable service or performance period. Additional information regarding stock-based compensation is summarized in Note 16.
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
Exit and Disposal Costs
Costs related to exit or disposal activities, including store closures, for the Company primarily include lease termination costs, employee termination costs and other costs associated with moving assets and vacating the stores. The Company records a liability at the net present value of the remaining lease obligations, net of estimated sublease income, as of the date the Company ceases using the property. Any subsequent adjustments to that liability as a result of changes in estimates are recorded in the period incurred. The Company records a liability for employee termination costs at the date the termination benefits were communicated to the employees. Other related costs are expensed as incurred. Information regarding such transactions is disclosed in Note 20.
Held for Sale
The Company accounts for a disposal group as held for sale once a plan to sell the asset has been approved and initiated, the disposal group is being actively marketed and is expected to sell within one year, and is available for immediate sale. The disposal group includes assets expected to be included in the sale and liabilities directly associated with those assets that are expected to be transferred in the sale transaction. Any assets and liabilities associated with the disposal group that are not expected to transfer in a sale transaction are excluded from the disposal group and are therefore presented in the respective line items in the consolidated balance sheets. Information regarding these transactions is disclosed in Note 21.
Segment Reporting
The Company operates its business in three reportable segments, the Agriculture, Construction and International segments. Information regarding these segments is disclosed in Note 22.
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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In April 2015, the FASB amended authoritative guidance on debt issuance costs, codified in ASC 835-30, Imputation of Interest. The amended guidance changes the balance sheet presentation of debt issuance costs to be a direct deduction from the related debt liability rather than an asset. The Company elected to early adopt this guidance on January 31, 2016 on a retrospective basis. Accordingly, on its January 31, 2015 consolidated balance sheet, it reclassified $5.1 million of unamortized debt issuance costs from other noncurrent assets to the related liability balances, which included reductions of $2.1 million in the floorplan payable balance, $2.5 million to the senior convertible notes balance and $0.5 million in the long-term debt balances. Its adoption had no impact on the Company's consolidated statements of operations.
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
In September 2015, the FASB amended authoritative guidance on adjustments to provisional estimates used in accounting for business combinations, codified in ASC 805, Business Combinations. The amended guidance requires an acquirer to recognize, in the reporting period in which the adjustment amounts are determined, adjustments to provisional amounts and the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amended guidance also requires presentation of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date, either separately on the face of the income statement or disclosed in the notes. This guidance is effective for the Company on February 1, 2016, with early adoption permitted. The Company elected to early adopt this guidance on January 31, 2016. Its adoption did not have any impact on the Company's consolidated statements of operations.
In November 2015, the FASB amended authoritative guidance on the balance sheet classification of deferred taxes, codified in ASC 740, Income Taxes. The amended guidance requires that all deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. The Company elected to early adopt this guidance on January 31, 2016 on a retrospective basis. Accordingly, it reclassified current deferred tax assets of $19.0 million to noncurrent deferred income tax liabilities on its January 31, 2015 consolidated balance sheet. Its adoption had no impact on the Company's consolidated statements of operations.
In February 2016, the FASB amended authoritative guidance on leases, codified in ASC 842, Leases. The amended guidance requires lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. The new standard also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The provisions of this guidance are to be applied using a modified retrospective approach, with elective reliefs, which requires application of the guidance for all periods presented. The Company has not determined the potential effects adoption of this standard will have on the consolidated financial statements.
In March 2016, the FASB amended authoritative guidance on stock-based compensation, codified in ASC 718, Compensation - Stock Compensation. The amended guidance changes the accounting for certain aspects of share-based payments, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statements of cash flows. This guidance is effective for the Company on February 1, 2017, with early adoption permitted. The manner of application varies by the various provisions of the guidance, with certain provisions applied on a retrospective or modified retrospective approach, while others are applied prospectively. The Company has not determined the potential effects adoption of this standard will have on the consolidated financial statements.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—RECEIVABLES

	January 31, 2016	January 31, 2015
	(in thousands)
Trade accounts receivable
Due from customers	$29,204	$46,526
Due from finance companies	19,250	15,489
Due from manufacturers	11,642	18,480
Total trade accounts receivable	60,096	80,495
Other receivables	47	105
	60,143	80,600
Less allowance for doubtful accounts	(3,591)	(4,218)
	$56,552	$76,382
NOTE 3—INVENTORIES

	January 31, 2016	January 31, 2015
	(in thousands)
New equipment	$323,393	$442,984
Used equipment	267,893	318,308
Parts and attachments	87,807	107,893
Work in process	10,371	10,255
	$689,464	$879,440
During the fourth quarter of the year ended January 31, 2016, the Company determined it would market certain aged equipment through alternative channels rather than through its normal retail channels, in an effort to reduce its equipment inventory levels. The Company anticipates realizing lower revenue amounts from these alternative channels than the carrying values of the respective equipment. As a result, in addition to its usual lower of cost or market valuation adjustments, the Company recorded an inventory impairment charge of $27.5 million to equipment cost of revenue, of which $11.4 million related to the Agriculture segment, $15.9 million related to the Construction segment and $0.2 million related to the International segment.
NOTE 4—PROPERTY AND EQUIPMENT

	January 31, 2016	January 31, 2015
	(in thousands)
Rental fleet equipment	$137,754	$148,198
Machinery and equipment	23,051	24,071
Vehicles	36,537	43,435
Furniture and fixtures	38,149	39,421
Land, buildings, and leasehold improvements	63,460	57,630
	298,951	312,755
Less accumulated depreciation	(115,772)	(104,075)
	$183,179	$208,680
Depreciation expense amounted to $28.2 million, $31.2 million and $30.0 million for the years ended January 31, 2016, 2015 and 2014, respectively. The Company had assets related to sale-leaseback financing obligations and capital leases associated with real estate of store locations, which are included in the land, buildings and leasehold improvements balance

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

above. Such assets had gross carrying values totaling $25.4 million and $14.2 million, and accumulated amortization balances totaling $2.2 million and $1.5 million, as of January 31, 2016 and 2015, respectively.
NOTE 5—INTANGIBLE ASSETS AND GOODWILL
The following is a summary of intangible assets with finite lives as of January 31, 2016 and 2015:

	January 31, 2016			January 31, 2015
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)			(in thousands)
Covenants not to compete	$972	$(720)	$252	$2,078	$(1,521)	$557
Customer relationships	—	—	—	1,188	(1,169)	19
	$972	$(720)	$252	$3,266	$(2,690)	$576
Amortization expense was $0.3 million, $0.6 million and $0.8 million for the years ended January 31, 2016, 2015 and 2014, respectively. Future amortization expense, as of January 31, 2016, is expected to be as follows:

Years ending January 31,	Amount
(in thousands)
2017	$132
2018	74
2019	27
2020	15
2021	4
$252
Changes in the carrying amount of indefinite lived intangible assets, which consisted entirely of distribution rights, during the years ended January 31, 2016 and 2015 are summarized as follows:

	Agriculture	Construction	International	Total
	(in thousands)
Balance at January 31, 2014	$9,584	$72	$809	$10,465
Arising in completed business combinations	—	—	—	—
Impairment	(4,774)	—	(724)	(5,498)
Foreign currency translation adjustment	—	—	(85)	(85)
Balance at January 31, 2015	4,810	72	—	4,882
Arising in completed business combinations	—	—	—	—
Impairment	—	—	—	—
Foreign currency translation adjustment	—	—	—	—
Balance at January 31, 2016	$4,810	$72	$—	$4,882
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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The results of the Company's impairment testing for the year ended January 31, 2016 indicated that no impairment charges were necessary.
The results of the Company's impairment testing for each of the years ended January 31, 2015 and 2014 indicated that the estimated fair value of certain distribution rights assets approximated zero, thus requiring a full impairment charge equal to the carrying values of such assets. In total, impairment charges of and $5.5 million and $2.0 million were recognized and included in the Impairment of Intangibles and Long-Lived Assets amount in the consolidated statements of operations during the years ended January 31, 2015 and 2014, respectively. The impairment charges arose as the result of lowered expectations of the future financial performance of these stores/complexes. The Company's assumptions about future financial performance were impacted by the current year operating performance of these stores/complexes and by the anticipated impact that challenging industry conditions may have on the future financial performance of these stores/complexes.
Changes in the carrying amount of goodwill during the year ended January 31, 2015 are summarized as follows. There has been no goodwill activity during the year ended January 31, 2016.

	Agriculture	Construction	International	Total
	(in thousands)
Balance at January 31, 2014	$24,642	$—	$109	$24,751
Arising in completed business combinations	—	—	—	—
Impairment	(24,642)	—	(97)	(24,739)
Foreign currency translation adjustment	—	—	(12)	(12)
Balance at January 31, 2015	$—	$—	$—	$—
The Company performed its annual impairment testing of goodwill at the end of each fiscal year in which it carried a goodwill balance. Under the impairment test, the fair value of its reporting units is estimated using both a market approach which applies multiples of earnings before interest, taxes, depreciation and amortization of comparable guideline public companies to that of the Company's reporting units, and an income approach in which a discounted cash flow analysis is utilized which includes a five-year forecast of future operating performance for each of the reporting units and a terminal value which estimates sustained long-term growth. The discount rate applied to the estimated future cash flows reflects an estimate of the weighted-average cost of capital of comparable companies.
Step one of the goodwill impairment analysis for each of the Company's Agriculture reporting unit and Serbian reporting unit indicated that the estimated fair value of each reporting unit was less than the carrying value, thus requiring the performance of step two of the impairment analysis. In each instance, the second step of the impairment analysis indicated that the implied fair value of the goodwill associated with the reporting unit approximated zero, thus requiring a full impairment charge of the goodwill carrying value of each reporting unit. As such, a total goodwill impairment charge of $24.7 million was recognized as of January 31, 2015 and included in the Impairment of Goodwill amount in the consolidated statements of operations. The impairment charges recognized during the year ended January 31, 2015 within the Agriculture and Serbian reporting units arose as the result of lowered expectations of future financial performance of these reporting units and a lower market capitalization for the Company as a whole. The assumptions about future financial performance were impacted by the current year operating performance and by the anticipated impact that challenging industry conditions existing as of the assessment date and anticipated to be present over the near-term may have on the future financial performance of these reporting units.
During the year ended January 31, 2014, the Company recognized $6.3 million of impairment charges associated with goodwill in its Construction and Romanian reporting units.
Accumulated impairment losses totaled $31.0 million, $31.0 million and $6.3 million as of January 31, 2016, 2015 and 2014, respectively.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—FLOORPLAN PAYABLE/LINES OF CREDIT
Floorplan payable balances reflect the amount owed for new equipment inventory purchased from a manufacturer and used equipment inventory, which is primarily purchased through trade-in on equipment sales, net of unamortized debt issuance costs incurred for floorplan credit facilities. Certain of the manufacturers from which the Company purchases new equipment inventory offer financing on these purchases, either offered directly from the manufacturer or through the manufacturers’ captive finance subsidiaries. CNH Industrial's captive finance subsidiaries, CNH Industrial Capital, also provides financing of used equipment inventory. The Company also has floorplan payable balances with non-manufacturer lenders for new and used equipment inventory. Changes in manufacturer floorplan payable are reported as operating cash flows and changes in non-manufacturer floorplan payable are reported as financing cash flows in the Company's consolidated statements of cash flows. The Company has three significant floorplan lines of credit, credit facilities related to its foreign subsidiaries, and other floorplan payable balances with non-manufacturer lenders and manufacturers other than CNH Industrial.
As of January 31, 2016, the Company had discretionary floorplan payable lines of credit for equipment purchases totaling $1.0 billion, which includes a $275.0 million Floorplan Payable Line with a group of banks led by Wells Fargo Bank, National Association ("Wells Fargo"), a $450.0 million credit facility with CNH Industrial Capital, a $172.0 million credit facility with DLL Finance LLC ("DLL Finance", formerly Agricredit Acceptance LLC ) and the U.S. dollar equivalent of $115.4 million in credit facilities related to its foreign subsidiaries. Floorplan payable relating to these credit facilities totaled $420.7 million of the total floorplan payable balance of $444.8 million outstanding as of January 31, 2016 and $594.1 million of the total floorplan payable balance of $625.2 million outstanding as of January 31, 2015; the remaining outstanding balances relate to equipment inventory financing from manufacturers and non-manufacturer lenders other than the aforementioned lines of credit. As of January 31, 2016, the interest-bearing U.S. floorplan payables carried various interest rates primarily ranging from 2.67% to 5.28%, and the foreign floorplan payables carried various interest rates primarily ranging from 1.9% to 12.0%. The following provides additional information regarding each of the Company's three significant floorplan lines of credit.
Wells Fargo Credit Agreement—Operating and Floorplan Payable Lines of Credit
As of January 31, 2016, the Company had a second amended and restated credit agreement with Wells Fargo ("Credit Agreement"), which was entered into on October 28, 2015, and amended on December 29, 2015, which provides for a $275.0 million wholesale floorplan line of credit (the "Floorplan Payable Line") and a $75.0 million working capital line of credit (the "Working Capital Line"). The amount available under the Floorplan Payable Line is reduced by amounts outstanding, borrowing base calculations and standby letters of credit used for a variety of purposes such as to guarantee floorplan payable lines of credit equipment inventory purchases by the Company's foreign subsidiaries. The credit agreement has a variable interest rate on outstanding balances and has a 0.25% to 0.375% non-usage fee on the average monthly unused amount and requires monthly payments of accrued interest. The Company elects at the time of any advance to choose a Base Rate Loan or a LIBOR Rate Loan. The LIBOR Rate is for the duration of one month, two month, or three month LIBOR rate at the time of the loan, as chosen by the Company. The Base Rate is the greatest of (a) the Federal Funds Rate plus 0.5%, (b) the one month LIBOR Rate plus 1%, and (c) the prime rate of interest announced, from time to time, within Wells Fargo. The applicable margin rate is determined based on excess availability under the Credit Agreement and ranges from 0.75% to 1.5% for Base Rate Loans and 1.75% to 2.50% for LIBOR Rate Loans.
The Credit Agreement is secured by substantially all our assets and requires the Company to maintain a fixed charge coverage ratio of at least 1.10 if adjusted excess availability plus eligible cash collateral is less than 15% of the total amount of the credit facility. Based on our adjusted excess availability and cash collateral, we were not subject to the fixed charge coverage ratio as of January 31, 2016. The Credit Agreement does not obligate the Company to maintain other financial covenants. The Credit Agreement also includes various non-financial covenants, including, under certain conditions, restricting the Company’s ability to make certain cash payments, including for cash dividends and stock repurchases, restricting the Company’s ability to issue equity instruments, restricting the Company’s ability to complete acquisitions or divestitures, and limiting the Company's ability to incur new indebtedness. The Credit Agreement matures on the earlier of October 28, 2020 or the date that is six months prior to maturity of the Company's existing senior convertible notes unless on such date certain financial covenant tests are met as described in the Credit Agreement.
The Company amended its previous credit agreement with Wells Fargo in April 2015, and amended and restated the credit facility in October 2015. The amendments and restatement changed certain financial covenants, reduced available amounts on the Floorplan Payable Line and the Working Capital Line, and changed the interest rate, among other things. The Company wrote-off a total of $1.6 million of capitalized debt issuance costs as a result of the reductions in available borrowing amounts under these amendments.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Floorplan Payable Line is used to finance equipment inventory purchases. Amounts outstanding are recorded as floorplan payable, within current liabilities on the consolidated balance sheets, as the Company intends to repay amounts borrowed within one year.
The Working Capital Line is used to finance rental fleet equipment and for general working capital requirements of the Company. Amounts outstanding are recorded as long-term debt, within long-term liabilities on the consolidated balance sheets, as the Company does not have the intention or obligation to repay amounts borrowed within one year. The balances outstanding on the Working Capital Line as of January 31, 2016 and 2015 are disclosed in Note 8.
CNH Industrial Capital Floorplan Payable Line of Credit
As of January 31, 2016, the Company had a $450.0 million credit facility with CNH Industrial Capital. The available borrowings under the CNH Industrial Capital credit facility are reduced by outstanding floorplan payable and other acquisition-related financing arrangements with CNH Industrial Capital. The CNH Industrial Capital credit facility has interest rates equal to the prime rate plus 4% on new borrowings, subject to any interest-free and reduced interest rate periods offered by CNH Industrial Capital, and automatically renews on August 31 of each year unless earlier terminated by either party. Repayment terms vary by individual notes, but generally payments are made from sales proceeds or rental revenue from the related inventories. The balances outstanding with CNH Industrial Capital are secured by the inventory purchased with the floorplan proceeds. The CNH Industrial Capital credit facility contains certain financial covenants that impose a maximum level of adjusted debt to tangible net worth of 3.0 : 1.0 and minimum fixed charge coverage ratio financial covenant of not less than 1.25 : 1.00. It also contains various restrictive covenants that require prior consent of CNH Industrial Capital if the Company desires to engage in any acquisition of, consolidation or merger with any other business entity in which the Company is not the surviving company; create subsidiaries; move any collateral outside of the U.S.; or sell, rent, lease or otherwise dispose or transfer any of the collateral, other than in the ordinary course of business. CNH Industrial Capital's consent is also required for the acquisition of any CNH Industrial dealership. In addition, the CNH Industrial Capital credit facility restricts the Company's ability to incur any liens upon any substantial part of its assets.
In March 2016, the Company amended its credit facility with CNH Industrial Capital which changed the calculation of the fixed charge coverage ratio covenant to allow for long-lived asset impairment charges to be eligible adjustments on a permanent basis, and allow for the $27.5 million equipment inventory impairment charges discussed in Note 3 and the $2.5 million Ukraine foreign currency remeasurement discussed in Note 1 to be eligible adjustments for the periods ended January 31, 2016, April 30, 2016, July 31, 2016 and October 31, 2016. After allowing for the addition of these adjustments, the Company has met the covenant under this credit facility as of January 31, 2016.
DLL Finance Floorplan Payable Line of Credit
As of January 31, 2016, the Company had a $172.0 million credit facility with DLL Finance. The DLL Finance credit facility may be used to purchase or refinance new and used equipment inventory and has a variable interest rate on outstanding balances of one-month LIBOR plus an applicable margin of 4.86% to 5.36% per annum, depending upon the Company's average daily outstanding balance. The DLL Finance credit facility allows for increase, decrease or termination of the credit facility by DLL Finance on 90 days notice. Under covenants of the DLL Finance credit facility, the Company had agreed, among other things, to maintain certain financial covenants that impose a minimum fixed charge coverage ratio of 1.25 : 1.00 and a maximum net leverage ratio of 2.50 : 1.00, to submit certain financial information, and to obtain prior consent from DLL Finance if the Company desired to engage in any acquisition meeting certain financial thresholds. The balances outstanding with DLL Finance are secured by the inventory purchased with the floorplan proceeds. Repayment terms vary by individual notes, but generally payments are made from sales proceeds or rental revenue from the related inventories.
The Company amended its credit facility with DLL Finance during the year ended January 31, 2016, which, among other things, decreased its available borrowings under the credit facility and changed the interest rate on outstanding balances, among other things.
The Company received a letter from DLL Finance which changed the calculation of the fixed charge coverage ratio covenant to allow for long-lived asset impairment charges to be eligible adjustments on a permanent basis, and allow for the $27.5 million equipment inventory impairment charges discussed in Note 3 to be an eligible adjustment for the periods ended January 31, 2016, April 30, 2016, July 31, 2016 and October 31, 2016. After allowing for the addition of these adjustments, the Company has met the fixed charge coverage ratio covenant as of January 31, 2016. In addition, the Company amended its credit facility with DLL Finance in April 2016 to change the fixed charge coverage ratio to 1.10 : 1.00 for each of the quarters ended April 30, 2016, July 31, 2016 and October 31, 2016 and to 1.25 : 1.00 for the period ended January 31, 2017 and each fiscal quarter ended thereafter. The amendment also decreased its available borrowings under the credit facility to $110.0 million and

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

changed the interest rate to a range of one-month LIBOR plus an applicable margin of 4.94% to 5.44%, among other things. The Company was in compliance with the net leverage ratio covenant under this credit facility as of January 31, 2016.
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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
As of January 31, 2016 and 2015, the Senior Convertible Notes consisted of the following:

	January 31, 2016	January 31, 2015
	(in thousands, except conversion rate and conversion price)
Principal value	$150,000	$150,000
Unamortized debt discount	(13,946)	(17,650)
Unamortized debt issuance costs	(1,909)	(2,461)
Carrying value of senior convertible notes	$134,145	$129,889

Carrying value of equity component, net of deferred taxes	$15,546	$15,546

Conversion rate (shares of common stock per $1,000 principal amount of notes)	23.1626
Conversion price (per share of common stock)	$43.17
The Company recognized interest expense associated with its Senior Convertible Notes as follows:

	2016	2015	2014
	(in thousands)
Cash Interest Expense
Coupon interest expense	$5,625	$5,625	$5,625
Noncash Interest Expense
Amortization of debt discount	3,703	3,457	3,227
Amortization of transaction costs	552	538	524
	$9,880	$9,620	$9,376
As of January 31, 2016, the unamortized debt discount will be amortized over a remaining period of approximately 3.25 years. The if-converted value as of January 31, 2016 does not exceed the principal balance of the Senior Convertible Notes. The effective interest rate of the liability component was equal to 7% for each of the statements of operations periods presented.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In April 2016, the Company repurchased $30.1 million face value ($27.1 million carrying value) of its senior convertible notes with $25.0 million in cash, and will recognize a pre-tax gain of approximately $2.0 million in the first quarter of fiscal 2017.
NOTE 8—LONG-TERM DEBT
The following is a summary of long-term debt as of January 31, 2016 and 2015:

	January 31, 2016	January 31, 2015
	(in thousands)
Sale-leaseback financing obligations and capital leases, interest rates primarily ranging from 3.4% to 12.6%,with various maturity dates through December 2030	$25,559	$13,313
Variable rate notes payable to GE Commercial Distribution Finance Corporation, interest rate of LIBOR + 3.24%, monthly installment payments including interest, various maturity dates through December 2018, secured by rental fleet equipment	11,767	14,489
Fixed rate notes payable to various finance companies, interest rates primarily ranging from 2.94% to 4.50%, due in monthly installments including interest and various maturity dates through February 2021, secured by fixed assets	2,640	5,577
Fixed rate notes payable to Wells Fargo Bank, N.A., interest rates of 3.96%, monthly interest payments with the principal payment due February 2016, secured by rental fleet equipment	—	21,333
Working Capital Line payable to Wells Fargo (see details in Note 6), net of unamortized debt issuance costs of $560 as of January 31, 2015	—	18,159
Other	—	1,441
	39,966	74,312
Less current maturities	(1,557)	(7,749)
	$38,409	$66,563
Long-term debt maturities are as follows:

	Sale-Leaseback Financing Obligations & Capital Leases				Total Present Value of Minimum Lease Payments and Other Long-Term Debt
Years Ending January 31,	Minimum Lease Payments	Interest	Present Value of Minimum Lease Payments	Other Long-Term Debt
	(in thousands)
2017	$3,120	$1,985	$1,135	$422	$1,557
2018	3,132	1,904	1,228	11,969	13,197
2019	3,077	1,816	1,261	157	1,418
2020	3,041	1,729	1,312	120	1,432
2021	3,041	1,716	1,325	76	1,401
Thereafter	28,504	9,206	19,298	1,663	20,961
	$43,915	$18,356	$25,559	$14,407	$39,966

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
The following table sets forth the notional value of the Company's derivative instruments outstanding as of January 31, 2016 and 2015:

	Notional Amount as of:
	January 31, 2016	January 31, 2015
	(in thousands)
Net investment hedge:
Foreign currency contracts	$—	$14,223
Cash flow hedges:
Interest rate swap	100,000	100,000
Foreign currency contracts	—	—
Derivatives not designated as hedging instruments:
Foreign currency contracts	13,148	30,030

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the fair value of the Company's derivative instruments outstanding as of January 31, 2016 and 2015.

	Fair Value as of:
	January 31, 2016	January 31, 2015	Balance Sheet Location
	(in thousands)
Asset Derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	$125	$—	Prepaid expenses and other
Total Asset Derivatives	$125	$—

Liability Derivatives:
Derivatives designated as hedging instruments:
Net investment hedges:
Foreign currency contracts	$—	$19	Accrued expenses
Cash flow hedges:
Interest rate swap	2,836	3,233	Accrued expenses
Derivatives not designated as hedging instruments:
Foreign currency contracts	—	17	Accrued expenses
Total Liability Derivatives	$2,836	$3,269
The following table sets forth the gains and losses recognized in other comprehensive income (loss) ("OCI") and income (loss) related to the Company’s derivative instruments for the years ended January 31, 2016, 2015 and 2014. All amounts included in income (loss) in the table below from derivatives designated as hedging instruments relate to reclassifications from accumulated other comprehensive income.

	2016		2015		2014
	OCI	Income	OCI	Income	OCI	Income
	(in thousands)		(in thousands)		(in thousands)
Derivatives Designated as Hedging Instruments:
Net investment hedges:
Foreign currency contracts	$333	$—	$4,749	$—	$284	$—
Cash flow hedges:
Interest rate swap (a)	(1,309)	(1,755)	(2,595)	(589)	(1,227)	—
Foreign currency contracts (b)	—	(62)	73	(76)	(211)	—
Derivatives Not Designated as Hedging Instruments:
Foreign currency contracts (c)	—	996	—	5,683	—	(720)
Total Derivatives	$(976)	$(821)	$2,227	$5,018	$(1,154)	$(720)
(a) Amounts are included in Floorplan interest expense / Interest income and other income (expense) in the consolidated statements of operations
(b) Amounts are included in Cost of revenue - equipment in the consolidated statements of operations
(c) Amounts are included in Interest income and other income (expense) in the consolidated statements of operations
No components of the Company's net investment or cash flow hedging instruments were excluded from the assessment of hedge ineffectiveness.
As of January 31, 2016, the Company had $2.8 million in pre-tax net unrealized losses associated with its interest rate swap instrument recorded in accumulated other comprehensive income, and expects that $1.4 million of this amount will be reclassified into net income over the next 12 months. As of January 31, 2016, the Company had no pre-tax net unrealized losses associated with its foreign currency contract cash flow hedging instruments.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—ACCRUED EXPENSES

	January 31, 2016	January 31, 2015
	(in thousands)
Compensation	$13,985	$17,289
Sales, payroll, real estate and value added taxes	3,806	4,826
Interest	2,466	2,377
Insurance	1,395	1,607
Deferred revenue	1,247	3,022
Derivative liabilities	2,836	3,269
Other	3,179	3,106
	$28,914	$35,496
NOTE 11—COMMITMENTS AND CONTINGENCIES
Guarantees
As of January 31, 2016 and 2015, the Company had $3.0 million and $4.6 million of guarantees on customer financing with CNH Industrial Capital, respectively. In the event that the customer defaulted on the payments owed to CNH Industrial Capital, the Company as the guarantor would be required to make those payments and any accelerated indebtedness to CNH Industrial Capital. Upon such payment, the Company would be entitled to enforce normal creditor rights against the customer including collection action for monetary damages or re-possession of the collateral if CNH Industrial Capital has a perfected security interest. No liabilities associated with these guarantees are included in the consolidated balance sheets as of January 31, 2016 or 2015 as the Company deems the probability of being required to make such payments to be remote.
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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—OPERATING LEASE COMMITMENTS
The Company leases 124 buildings under operating lease agreements with both related and unrelated parties, as well as office equipment and vehicles under various operating lease agreements. Rent and lease expense under all operating leases totaled $22.9 million, $23.0 million and $22.1 million during the years ended January 31, 2016, 2015 and 2014, respectively. The leases expire at various dates through January 2031. Certain leases have fluctuating minimum lease payments. The Company recognizes lease expense on a straight-line basis over the expected term of the lease.
Approximate future minimum lease payment commitments are as follows:

Years ending January 31,	Amount
(in thousands)
2017	$21,256
2018	19,887
2019	18,681
2020	15,492
2021	14,843
Thereafter	97,247
$187,406
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
NOTE 13—RELATED PARTY TRANSACTIONS
The Company utilizes C.I. Construction, LLC ("C.I. Construction"), an entity owned by the brother-in-law of Peter Christianson (the Company's former President and a former director) and Tony Christianson (a current director), to perform construction management services for its building and leasehold improvement projects. Payments to C.I. Construction, which include cost reimbursements of certain building supplies and other construction costs, totaled $0.5 million, $1.9 million and $3.9 million for the years ended January 31, 2016, 2015 and 2014, respectively.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—INCOME TAXES
The components of income (loss) before income taxes for the years ended January 31, 2016, 2015 and 2014 consist of the following:

	2016	2015	2014
	(in thousands)
U.S.	$(53,211)	$(20,825)	$25,713
Foreign	(3,000)	(17,515)	(7,284)
Total	$(56,211)	$(38,340)	$18,429
The provision for (benefit from) income taxes charged to income for the years ended January 31, 2016, 2015 and 2014 consists of the following:

	2016	2015	2014
	(in thousands)
Current
Federal	$(9,193)	$8,615	$13,086
State	147	1,245	2,029
Foreign	235	54	149
Total current taxes	(8,811)	9,914	15,264
Deferred
Federal	(7,766)	(13,372)	(4,832)
State	(1,427)	(1,504)	(533)
Foreign	22	39	426
Total deferred taxes	(9,171)	(14,837)	(4,939)
	$(17,982)	$(4,923)	$10,325
The reconciliation of the statutory federal income tax rate to the Company's effective rate is as follows:

	2016	2015	2014
U.S. statutory rate	(35.0)%	(35.0)%	35.0%
Foreign statutory rates	0.6%	14.6%	2.9%
State taxes on income net of federal tax benefit	(4.1)%	(4.4)%	4.5%
Valuation allowances	5.7%	14.6%	10.3%
Impairment of nondeductible goodwill from stock acquisitions	—%	6.9%	—%
Foreign currency devaluation	(1.0)%	(11.6)%	—%
All other, net	1.8%	2.1%	3.3%
	(32.0)%	(12.8)%	56.0%

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net deferred tax assets and liabilities consist of the following components as of January 31, 2016 and 2015:

	2016	2015
	(in thousands)
Deferred tax assets:
Inventory allowances	$18,494	$11,568
Goodwill and other intangibles	6,998	7,995
Net operating losses	6,176	5,888
Accrued liabilities and other	3,670	4,980
Receivables	1,115	994
Hedging and derivatives	1,085	1,286
Stock-based compensation	863	1,125
Other	778	631
Total deferred tax assets	39,179	34,467
Valuation allowances	(8,853)	(7,545)
Deferred tax assets, net of valuation allowances	$30,326	$26,922

Deferred tax liabilities:
Property and equipment	$(36,141)	$(40,177)
Senior convertible notes	(5,320)	(6,716)
Total deferred tax liabilities	$(41,461)	$(46,893)

Net deferred tax liability	$(11,135)	$(19,971)
As of January 31, 2016, the Company had accumulated undistributed earnings in non-U.S. subsidiaries of $1.5 million. The Company has concluded that such earnings are to be reinvested outside of the United States indefinitely. Accordingly, the Company has not recorded a deferred tax liability associated with these undistributed earnings. The Company estimates that the additional U.S. income taxes to be paid upon the repatriation of these undistributed earnings would be approximately $0.6 million.
As of January 31, 2016, the Company has recorded $50.6 million of net operating loss carryforwards within certain of its state and foreign jurisdictions which expire at various dates between the Company's fiscal years 2019 and 2036, with certain jurisdictions having indefinite carryforward periods.
In reviewing our deferred tax assets as of January 31, 2016, we concluded that a partial valuation allowance for U.S. federal and state deferred tax assets was warranted. In total, we recognized a valuation allowance of $2.4 million as of January 31, 2016 on our U.S. deferred tax assets. As of January 31, 2016 and 2015, the Company concluded that a full valuation allowance was warranted for our foreign deferred tax assets, including net operating losses. The valuation allowance for these assets amounted to $6.5 million and $7.5 million as of January 31, 2016 and 2015, respectively. The recognition of the valuation allowance for our U.S. deferred tax assets was based on the presence of historical losses and our expected future sources of taxable income, including taxable income in prior carryback years and the anticipated future reversal of our existing deferred tax assets and liabilities. The valuation allowance for our foreign deferred tax assets was based on the presence of historical losses and the anticipated time period over which we may generate taxable income in excess of these historical losses.
The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign countries. It is no longer subject to income tax examinations by U.S. federal tax authorities for fiscal years ended on or prior to January 31, 2012 and state tax authorities for fiscal years ended on or prior to January 31, 2011. Due to the short period of time in which the Company has had operations in foreign jurisdictions, all tax years are open for income tax examinations for these entities. The Company's Ukrainian and Austrian subsidiaries are under audit for calendar years 2012 through 2014. The Ukraine audit commenced during calendar year 2014 while the Austrian audit commenced during calendar year 2016.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—CAPITAL STRUCTURE
The Company's certificate of incorporation provides it with the authority to issue 50,000,000 shares of $0.00001 par value stock, consisting of 45,000,000 shares of common stock and 5,000,000 shares classified as undesignated.
NOTE 16—STOCK-BASED COMPENSATION
Stock-Based Compensation Plans
The Company has two stock-based compensation plans, the 2014 Equity Incentive Plan and the 2005 Equity Incentive Plan (collectively the "Plans"), to provide incentive compensation to participants for services that have been or will be performed for continuing as employees or members of the Board of Directors of the Company. Under these plans, which are approved by the stockholders of the Company, the Company may grant incentive stock options, non-qualified stock options and restricted stock for up to a maximum shares of common stock set forth in the Plan under all forms of awards. The Company accounts for all stock-based awards at the fair value of the related equity instrument over the applicable service or performance period. Shares issued for stock-based awards consist of authorized but unissued shares. Compensation cost charged to operations under the Plan was $2.1 million, $2.1 million and $2.1 million for the years ended January 31, 2016, 2015 and 2014, respectively. The related income tax benefit (net) was $0.8 million, $0.8 million and $0.7 million for the years ended January 31, 2016, 2015 and 2014, respectively.
The Company's 2014 Equity Incentive Plan was implemented during the year ended January 31, 2015 and has a total of 1,650,000 shares available for grant under this plan. The Company has approximately 1,227,000 shares authorized and available for future equity awards under this plan as of January 31, 2016.
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
The following table summarizes stock option activity for the year ended January 31, 2016:

	Number of Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
	(in thousands)		(in thousands)
Outstanding at January 31, 2015	375	$11.74	$1,731	2.8
Granted	—	—
Exercised	(55)	4.77
Forfeited	(31)	19.96
Outstanding at January 31, 2016	289	$12.19	$76	2.0
Exercisable at January 31, 2016	289	$12.19	$76	2.0
The aggregate intrinsic value of stock options exercised was $0.3 million and $0.1 million for the years ended January 31, 2016 and 2014, respectively, and immaterial for the year ended January 31, 2015. As of January 31, 2016 there was no unrecognized compensation cost related to stock options as all awards have fully vested.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of information related to stock options outstanding and exercisable at January 31, 2016:

	Stock Options Outstanding and Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
	(in thousands)
$ 4.00-8.50	179	1.7	$8.07
10.20-14.69	36	2.8	11.40
21.21-26.84	74	2.5	22.56
	289	2.0	$12.19
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
The following table summarizes the activity for RSA's for the year ended January 31, 2016:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)
	(in thousands)
Nonvested at January 31, 2015	382	$20.38	3.3
Granted	191	15.41
Forfeited	(48)	19.40
Vested	(123)	20.12
Nonvested at January 31, 2016	402	$18.21	3.4
The weighted-average grant date fair value of RSA's granted was $15.41, $17.90 and $20.92 during the years ended January 31, 2016, 2015 and 2014, respectively. The total fair value of RSA's vested was $1.7 million, $1.5 million and $1.5 million during the years ended January 31, 2016, 2015 and 2014, respectively. As of January 31, 2016, there was $5.0 million of unrecognized compensation cost related to non-vested RSA's that is expected to be recognized over a weighted-average period of 3.4 years.
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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes restricted stock unit ("RSU") activity for the year ended January 31, 2016:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)
	(in thousands)
Nonvested at January 31, 2015	30	$18.12	2.2
Granted	32	15.47
Forfeited	(1)	18.12
Vested	—	—
Nonvested at January 31, 2016	61	$16.71	1.7
The weighted-average grant date fair value of RSU's granted was $15.47 and 18.12 during the years ended January 31, 2016 and 2015, respectively. As of January 31, 2016, the Company did not believe the achievement of the performance conditions related to these awards to be probable and therefore expects the unrecognized compensation cost of RSU's to be immaterial.
NOTE 17—EMPLOYEE BENEFIT PLANS
The Company has a 401(k) profit-sharing plan ("401(k) Plan") for full-time employees at least 19 years of age. The Company matches 50% of the first 6% of participating employees' contributions. In addition, the Company may make a discretionary contribution to the 401(k) Plan as determined by the Board of Directors, with a maximum amount equal to the amount allowed under the IRS regulations. For the period March 1, 2015 through December 31, 2015, the Company amended the 401(k) Plan to remove the matching contribution requirement. Effective January 1, 2016, the matching contributions were reinstated. The Company recognized expense for contributions made to the 401(k) Plan totaling $0.2 million, $3.5 million and $4.0 million for the years ended January 31, 2016, 2015 and 2014, respectively. All amounts contributed during these years reflected matching contributions, as no discretionary contributions were made to the Plan.
NOTE 18—BUSINESS COMBINATIONS
Below is a summary of the acquisitions completed for the years ended January 31, 2015 and 2014. There were no acquisitions completed in the year ended January 31, 2016. In certain of the business combination transactions the Company recognized goodwill. Factors contributing to the recognition of goodwill include an evaluation of future and historical financial performance, the value of the workforce acquired and proximity to other existing and future planned Company locations. Pro forma results are not presented as the acquisitions are not considered material, individually or in aggregate, to the Company. The results of operations have been included in the Company's consolidated results of operations since the date of each respective business combination.
Fiscal 2015
Midland Equipment, Inc.
On August 29, 2014, the Company acquired certain assets of Midland Equipment, Inc. The acquired business consisted of one agriculture equipment store in Wayne, Nebraska, which expands the Company's agricultural presence in Nebraska. The acquisition-date fair value of the total consideration transferred for the store was $0.8 million.
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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Adobe CE, LLC
On March 1, 2013, the Company acquired certain assets of Adobe CE, LLC. The acquired entity consisted of one construction equipment store Albuquerque, New Mexico and expands the Company's presence into New Mexico. The acquisition-date fair value of the total consideration transferred for the store was $1.2 million.
The allocations of the purchase prices in the above business combinations are presented in the following table:

	2015	2014
	(in thousands)
Cash	$—	$2
Receivables	147	270
Inventories	525	2,658
Property and equipment	156	2,119
Intangible assets	—	182
Goodwill	—	71
	$828	$5,302

Customer deposits	$—	$4
	$—	$4

Cash consideration	$584	$4,850
Non-cash consideration: liabilities incurred	244	448
Total consideration	$828	$5,298

Goodwill related to the Construction operating segment	$—	$71

Goodwill expected to be deductible for tax purposes	$—	$71
NOTE 19—FAIR VALUE OF FINANCIAL INSTRUMENTS
The assets and liabilities which are measured at fair value on a recurring basis as of January 31, 2016 and 2015 are as follows:

	January 31, 2016				January 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)				(in thousands)
Financial Assets
Foreign currency contracts	$—	$125	$—	$125	$—	$—	$—	$—
Total Financial Assets	$—	$125	$—	$125	$—	$—	$—	$—

Financial Liabilities
Interest rate swap	$—	$2,836	$—	$2,836	$—	$3,233	$—	$3,233
Foreign currency contracts	—	—	—	—	—	36	—	36
Total Financial Liabilities	$—	$2,836	$—	$2,836	$—	$3,269	$—	$3,269
The valuation for the Company's foreign currency contracts and interest rate swap derivative instruments were valued using discounted cash flow analyses, an income approach, utilizing readily observable market data as inputs.
The Company also valued certain long-lived assets at fair value on a non-recurring basis during the years ended January 31, 2016 and 2015 as part of its impairment testing. The estimated fair value of such assets was $5.6 million and $0.8

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

million as of January 31, 2016 and 2015, respectively. The assets recorded at fair value as of January 31, 2016 consisted of real estate assets and fair value was determined by a professional appraisal of such assets. The real estate appraisals utilize market and income approaches incorporating both observable and unobservable inputs, and are deemed to be Level 3 fair value inputs. In certain instances the Company estimated the fair value of long-lived assets to approximate zero as no future cash flows were assumed to be generated from the use of such assets and the expected sales values were deemed to be nominal. All such fair value measurements were based on unobservable inputs and thus are Level 3 fair value inputs.
The Company also has financial instruments that are not recorded at fair value in its consolidated financial statements. The carrying amount of cash, receivables, payables, short-term debt and other current liabilities approximates fair value because of the short maturity and/or frequent repricing of those instruments, which are Level 2 fair value inputs. Based upon current borrowing rates with similar maturities, which are Level 2 fair value inputs, the carrying value of long-term debt approximates the fair value as of January 31, 2016 and 2015. The following table provides details on the Senior Convertible Notes as of January 31, 2016 and 2015. The difference between the face value and the carrying value of these notes is the result of the allocation between the debt and equity components, and unamortized debt issuance costs (see Note 7). Fair value of the Senior Convertible Notes was estimated based on Level 2 fair value inputs.

	January 31, 2016			January 31, 2015
	Estimated Fair Value	Carrying Value	Face Value	Estimated Fair Value	Carrying Value	Face Value
	(in thousands)			(in thousands)
Senior convertible notes	$105,000	$134,145	$150,000	$111,000	$129,889	$150,000
NOTE 20—STORE CLOSINGS AND REALIGNMENT COSTS
To better align the Company's cost structure and re-balance staffing levels with the evolving needs of the business, in March 2015, the Company approved a realignment plan to reduce its headcount by approximately 14%, which included headcount reductions at stores in each of its operating segments and its Shared Resource Center, as well as from the closing of three Agriculture stores and one Construction store. The Company's remaining stores in each of the respective areas assumed the distribution rights for the CNH Industrial brand previously held by the stores which have closed. The Company also closed one outlet store in its Agriculture segment in the fourth quarter of fiscal 2016. The Company recognized $0.1 million in severance costs primarily in its International segment in its fourth quarter of the fiscal year ended January 31, 2015, and the $2.0 million incurred during the year ended January 31, 2016 reflects the total amount expected to be incurred related to the closing of these stores, exclusive of any changes in lease termination accrual assumptions.

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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following summarizes the exit costs associated with the aforementioned store closings and realignment activities:

	2016	2015	2014	Income Statement Classification
	(in thousands)
Agriculture Segment
Lease termination costs	$283	$148	$—	Realignment Costs
Employee severance costs	362	118	—	Realignment Costs
Impairment of fixed assets, net of gains on asset disposition	249	85	—	Impairment of Intangibles and Long-Lived Assets
Asset relocation and other closing costs	88	84	—	Realignment Costs
Inventory cost adjustments	—	471	—	Cost of Revenue - Equipment
	$982	$906	$—
Construction Segment
Lease termination costs	$372	$1,795	$282	Realignment Costs
Employee severance costs	225	497	—	Realignment Costs
Impairment of fixed assets, net of gains on asset disposition	10	(60)	—	Impairment of Intangibles and Long-Lived Assets
Asset relocation and other closing costs	38	379	—	Realignment Costs
	$645	$2,611	$282
International
Employee severance costs	$—	$56	$—	Realignment Costs
	$—	$56	$—
Shared Resource Center
Lease termination costs	$37	$—	$—
Employee severance costs	187	300	—	Realignment Costs
Impairment of fixed assets, net of gains on asset disposition	110	—	—	Impairment of Intangibles and Long-Lived Assets
	$334	$300	$—
Total
Lease termination costs	$692	$1,943	$282	Realignment Costs
Employee severance costs	774	971	—	Realignment Costs
Impairment of fixed assets, net of gains on asset disposition	369	25	—	Impairment of Intangibles and Long-Lived Assets
Asset relocation and other closing costs	126	463	—	Realignment Costs
Inventory cost adjustments	—	471	—	Cost of Revenue - Equipment
	$1,961	$3,873	$282

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the beginning and ending exit cost liability balance, which is included in accrued expenses in the consolidated balance sheets, follows:

Amount
(in thousands)
Balance, January 31, 2014	$548
Exit costs incurred and charged to expense
Lease termination costs	1,943
Employee severance costs	971
Exit costs paid
Lease termination costs	(679)
Employee severance costs	(971)
Adjustments
Lease termination costs	(106)
Balance, January 31, 2015	1,706
Exit costs incurred and charged to expense
Lease termination costs	692
Employee severance costs	774
Exit costs paid
Lease termination costs	(1,738)
Employee severance costs	(774)
Balance, January 31, 2016	$660

NOTE 21—HELD FOR SALE
As of January 31, 2015, certain Agriculture assets and liabilities met the criteria to be classified as held for sale. During the year ended January 31, 2015, the Company impaired its covenants not to compete associated with these disposal groups which had an unamortized value of $0.1 million, which is recorded in Impairment of Intangibles and Long-Lived Assets in the consolidated statements of operations. The Company determined that these disposal groups no longer met the held for sale criteria as of January 31, 2016, and they were therefore classified as held and used.
As of January 31, 2015, the Company also had $3.1 million of property and equipment held for sale unrelated to the aforementioned disposal groups, which is included in the land, buildings, and leasehold improvements line item of the table below. This property and equipment was sold during the year ended January 31, 2016.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The assets and liabilities which are held for sale related to the aforementioned disposal groups are presented in the following table:

January 31, 2015
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
$2,835
NOTE 22—SEGMENT INFORMATION AND OPERATING RESULTS
The Company owns and operates a network of full service agricultural and construction equipment stores in the United States and Europe. As of January 31, 2016, the Company has three reportable segments: Agriculture, Construction and International. The Company's segments are determined based on management structure, which is organized based on types of products sold and geographic areas, as described in the following paragraphs. The operating results for each segment are reported separately to the Company's Chief Executive Officer to make decisions regarding the allocation of resources, to assess the Company's operating performance and to make strategic decisions.
During the year ended January 31, 2016, the Company made changes to its internal financial reporting, primarily related to the elimination of transactions within a segment. Previously, the segment results were reported at gross amounts with eliminations reported separately to reconcile to consolidated financial results. During the year ended January 31, 2016, the Company began reporting these eliminations within the segments to which they relate. The financial information as of January 31, 2015 and 2014 has been reclassified for comparability with the current year presentation.
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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s International segment sells, services, and rents machinery, and related parts and attachments, for uses ranging from large-scale farming and construction to home and garden use to customers in Eastern Europe. It also includes export sales of equipment and parts to customers outside of the United States.
Revenue generated from sales to customers outside of the United States was $162.1 million, $164.4 million and $138.1 million for the years ended January 31, 2016, 2015 and 2014, respectively. As of January 31, 2016 and 2015, $4.4 million and $6.1 million of the Company's long-lived assets were held in its European subsidiaries, respectively.
The Company retains various unallocated income/(expense) items and assets at the general corporate level, which the Company refers to as "Shared Resources" in the table below. Shared Resource assets primarily consist of cash and property and equipment. Revenue between segments is immaterial. See Note 5 for information regarding goodwill by segment.
Certain financial information for each of the Company's business segments is set forth below.

	Year Ended January 31,
	2016	2015	2014
	(in thousands)
Revenue
Agriculture	$864,851	$1,346,457	$1,722,908
Construction	340,916	389,435	365,421
International	162,068	164,354	138,117
Total	$1,367,835	$1,900,246	$2,226,446
Income (Loss) Before Income Taxes
Agriculture	$(29,710)	$(11,434)	$62,242
Construction	(26,388)	(11,941)	(30,866)
International	(3,004)	(17,109)	(6,297)
Segment income (loss) before income taxes	(59,102)	(40,484)	25,079
Shared Resources	2,891	2,144	(6,650)
Total	$(56,211)	$(38,340)	$18,429
Total Impairment
Agriculture	$3,975	$30,008	$—
Construction	2,752	266	7,961
International	—	951	1,754
Segment impairment	6,727	31,225	9,715
Shared Resources	176	—	—
Total	$6,903	$31,225	$9,715
Realignment Costs
Agriculture	$738	$350	$—
Construction	635	2,459	282
International	—	56	—
Segment impairment	1,373	2,865	282
Shared Resources	224	300	—
Total	$1,597	$3,165	$282

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended January 31,
	2016	2015	2014
	(in thousands)
Interest Income
Agriculture	$159	$214	$270
Construction	396	459	638
International	68	83	102
Segment interest income	623	756	1,010
Shared Resources	17	27	22
Total	$640	$783	$1,032
Interest Expense
Agriculture	$15,596	$16,983	$16,052
Construction	12,575	12,110	10,751
International	4,159	8,002	4,562
Segment interest expense	32,330	37,095	31,365
Shared Resources	293	(2,304)	(810)
Total	$32,623	$34,791	$30,555
Depreciation and Amortization
Agriculture	$7,760	$8,666	$8,196
Construction	15,965	17,647	18,064
International	1,255	1,710	1,110
Segment depreciation and amortization	24,980	28,023	27,370
Shared Resources	3,558	3,745	3,424
Total	$28,538	$31,768	$30,794
Capital Expenditures
Agriculture	$2,861	$3,324	$4,634
Construction	1,492	4,779	2,752
International	657	1,726	4,015
Segment capital expenditures	5,010	9,829	11,401
Shared Resources	3,401	7,183	7,609
Total	$8,411	$17,012	$19,010

	January 31, 2016	January 31, 2015
Total Assets	(in thousands)
Agriculture	$557,579	$734,894
Construction	294,891	393,573
International	109,706	152,557
Segment assets	962,176	1,281,024
Shared Resources	85,699	44,590
Total	$1,047,875	$1,325,614

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 23—SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
The following reflects selected quarterly financial information for fiscal years 2016 and 2015.

	Revenue	Gross Profit	Net Income (Loss) Including Noncontrolling Interest	Net Income (Loss) Attributable to Titan Machinery Inc.	Earnings (Loss) per Share-Basic	Earnings (Loss) per Share-Diluted
	(in thousands, except per share data)
2016
First quarter	$353,196	$60,435	$(6,890)	$(6,304)	$(0.29)	$(0.29)
Second quarter	334,190	62,069	170	6	—	—
Third quarter	344,975	67,141	3,483	3,456	0.16	0.16
Fourth quarter	335,474	16,269	(34,992)	(35,050)	(1.62)	(1.62)
2015
First quarter	$465,463	$75,939	$(6,893)	$(6,549)	$(0.31)	$(0.31)
Second quarter	450,990	79,653	(775)	(614)	(0.03)	(0.03)
Third quarter	493,141	84,691	2,313	2,470	0.12	0.11
Fourth quarter	490,652	68,101	(28,062)	(27,464)	(1.28)	(1.28)
The Company recognized an inventory impairment charge of $27.5 million to equipment cost of revenue in the fourth quarter of fiscal 2016 as a result of the decision to market certain aged equipment through alternative channels rather than through its normal retail channels, and its estimate of revenue amounts to be realized from these alternative channels being lower than the carrying value of the respective equipment. Further details are disclosed in Note 3. The Company recognized impairment charges totaling $6.7 million and $31.2 million in the fourth quarters of fiscal 2016 and 2015, respectively, resulting from impairment testing of goodwill, intangible assets and other long-lived assets. Details of the Company's impairment testing is disclosed in Note 1 and Note 5. The Company also recognized $2.4 million and $5.6 million in valuation allowances on certain deferred tax assets, including net operating losses, in the fourth quarters of fiscal 2016 and 2015, respectively. Details of these valuation allowances are disclosed in Note 1 and Note 14.
NOTE 24—SUBSEQUENT EVENTS
The Company amended its credit facilities with CNH Industrial Capital and DLL Finance in March 2016 and April 2016, respectively, which changed certain financial covenants, reduced the available lines of credit and changed certain interest rates, among other things. See Note 6 for details of each amendment. As a result of these amendments, and without adjusting the U.S. dollar amount of the Company's credit facilities related to its foreign subsidiaries based on current foreign currency exchange rates, the Company's total discretionary floorplan payable lines of credit for equipment purchases was reduced from $1.0 billion to $950.4 million as of April 2016.
The Company repurchased a portion of its Senior Convertible Notes in April 2016. See Note 7 for details.

Schedule II—Valuation and Qualifying Accounts and Reserves
Titan Machinery Inc.

Classification	Beginning Balance	Additions Charged to Expenses	Deductions for Write-offs, Net of Recoveries	Foreign currency translation adjustment	Ending Balance
	(in thousands)
Valuation reserve deduction from receivables:
Year ended January 31, 2016	$4,218	$3,896	$(4,591)	$68	$3,591
Year ended January 31, 2015	3,663	5,938	(5,452)	69	4,218
Year ended January 31, 2014	2,337	4,804	(3,478)	—	3,663

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
Management's Report on Internal Control Over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of January 31, 2016.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has also audited our internal control over financial reporting as of January 31, 2016, as stated in their attestation report included in Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting.    There has not been any change in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during its most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
On April 7, 2016, John Bode informed the Board of Directors (the “Board”) of the Company that he will retire at the end of his current term and therefore will not stand for reelection to the Board at the Company’s 2016 Annual Meeting of Stockholders, scheduled to be held June 2, 2016. Mr. Bode's decision not to stand for reelection is the result of his retirement and is not related to any disagreement with the Company’s operations, policies or practices.
We received a letter from DLL Finance which changed the calculation of the fixed charge coverage ratio covenant to allow for long-lived asset impairment charges to be eligible adjustments on a permanent basis, and allow for the $27.5 million equipment inventory impairment charges (discussed in Note 3 of the notes to our consolidated financial statements) to be an eligible adjustment for the periods ended January 31, 2016, April 30, 2016, July 31, 2016 and October 31, 2016. After allowing for the addition of these adjustments, we have met the fixed charge coverage ratio covenant as of January 31, 2016.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Other than the information included in Part I of this Form 10-K under the heading "Executive Officers of the Registrant," the information required by Item 10 is incorporated by reference to the sections labeled "Election of Directors," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance," all of which will appear in our definitive proxy statement for our 2016 Annual Meeting of Stockholders.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated herein by reference to the information under "Compensation Discussion and Analysis," "Compensation Committee Report," "Executive Compensation," and "Non-Employee Director Compensation," in our definitive proxy statement for our 2016 Annual Meeting of Stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated herein by reference to the sections entitled "Security Ownership of Principal Stockholders and Management" and "Executive Compensation - Equity Compensation Plan Information," both of which will appear in our definitive proxy statement for our 2016 Annual Meeting of Stockholders.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated herein by reference to the sections entitled "Corporate Governance—Independence" and "Certain Relationships and Related Transactions," both of which will appear in our definitive proxy statement for our 2016 Annual Meeting of Stockholders.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 is incorporated herein by reference to the section entitled "Fees of the Independent Registered Public Accounting Firm," which will appear in our definitive proxy statement for our 2016 Annual Meeting of Stockholders.
PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report.

(1)	Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:
Report of Deloitte & Touche LLP on Consolidated Financial Statements and Financial Statement Schedule as of January 31, 2016, 2015 and 2014 and for each the three years in the period ended January 31, 2016
Report of Deloitte & Touche LLP on Internal Control Over Financial Reporting as of January 31, 2016
Consolidated Balance Sheets as of January 31, 2016 and 2015
Consolidated Statements of Operations for each of the three years in the period ended January 31, 2016
Consolidated Statements of Comprehensive Income for each of the three years in the period ended January 31, 2016
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended January 31, 2016
Consolidated Statements of Cash Flows for each of the three years in the period ended January 31, 2016
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
Dated: April 13, 2016
TITAN MACHINERY INC.

By	/s/ DAVID J. MEYER	By	/s/ MARK KALVODA
	David J. Meyer, Board Chair and Chief Executive Officer		Mark Kalvoda, Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ DAVID J. MEYER	Board Chair, Chief Executive Officer (principal executive officer)	April 13, 2016
David J. Meyer

/s/ MARK KALVODA	Chief Financial Officer (principal financial officer and principal accounting officer)	April 13, 2016
Mark Kalvoda

*	Director
John Bode		April 13, 2016

*	Director
Tony Christianson		April 13, 2016

*	Director
Theodore Crosbie		April 13, 2016

*	Director
Stanley Dardis		April 13, 2016

*	Director
Jody Horner		April 13, 2016

*	Director
James Irwin		April 13, 2016

*	Director
Richard Mack		April 13, 2016

*By	/s/ MARK KALVODA
Mark Kalvoda, Attorney-in-Fact

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

10.1
Amended and Restated Employment Agreement, dated March 6, 2013, between David Meyer and the registrant (incorporated herein by reference to Exhibit 10.2 of the registrant's Annual Report on Form 10-K filed with the Commission on April 10, 2013).**

10.1.1
Amendment dated March 1, 2014 to the Amended and Restated Employment Agreement, dated March 6, 2013, between David Meyer and the registrant (incorporated herein by reference to Exhibit 10.54 of the registrant's Annual Report on Form 10-K filed with the Commission on April 11, 2014).**

10.2
Services Agreement dated May 11, 2015 between Peter Christianson and the registrant (incorporated herein by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed with the Commission on June 9, 2015.

10.3
Amended and Restated Employment Agreement, dated September 4, 2015, between Mark Kalvoda and the registrant (incorporated herein by reference to Exhibit 10.3 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on September 9, 2015).**

10.4
Agricultural Equipment Sales & Service Agreement, dated December 31, 2002, between Case, LLC and the registrant (incorporated herein by reference to Exhibit 10.5 of the registrant's Amendment No. 2 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on October 10, 2007).

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

10.17.4
Amendment dated December 8, 2014 to the Amended and Restated Wholesale Floor Plan Credit Facility and Security Agreement dated November 13, 2007 by and between the registrant and CNH Industrial Capital America LLC (incorporated herein by reference to Exhibit 10.2 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on December 10, 2014).

10.17.5*
Second Amendment dated March 31, 2016 to the Amended and Restated Wholesale Floor Plan Credit Facility and Security Agreement dated November 13, 2007 by and between the registrant and CNH Industrial Capital America LLC.

10.18
Second Amended and Restated Credit Agreement dated as of October 28, 2015 by and among the registrant, Wells Fargo Bank, National Association, and the Financial Institutions Party Thereto (incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed with the Commission on November 2, 2015).

10.18.1*
Amendment No. 1 to Second Amended and Restated Credit Agreement dated December 29, 2015 by and among the registrant, Wells Fargo Bank, National Association, and the Financial Institutions Party Thereto.

10.18.2*	Amendment No. 2 to Second Amended and Restated Credit Agreement dated March 25, 2016 by and among the registrant, Wells Fargo Bank, National Association, and the Financial Institutions Party Thereto.

10.19
Amended and Restated Wholesale Financing Plan, dated as of October 31, 2013, by and among the registrant and Agricredit Acceptance LLC n/k/a DLL Finance LLC (incorporated herein by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q filed with the Commission on December 5, 2013).

No.	Description
10.19.1
Amendment No. 1 to the Amended and Restated Wholesale Financing Plan, dated as of April 1, 2015, by and among the registrant and Agricredit Acceptance LLC n/k/a DLL Finance LLC (incorporated herein by reference to Exhibit 10.21.1 of the registrant's Annual Report on Form 10-K filed with the Commission on April 15, 2015).

10.19.2
Amendment No. 2 to the Amended and Restated Wholesale Financing Plan, dated as of September 1, 2015, by and among the registrant and Agricredit Acceptance LLC n/k/a DLL Finance LLC (incorporated herein by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on September 9, 2015).

10.19.3*	Amendment No. 3 to the Amended and Restated Wholesale Financing Plan, dated as of April 1, 2016, by and among the registrant and DLL Finance LLC.

10.20
Amended and Restated Inventory Security Agreement dated October 31, 2013 by and between the registrant and and Agricredit Acceptance LLC n/k/a DLL Finance LLC (incorporated herein by reference to Exhibit 10.22 of the registrant's Annual Report on Form 10-K filed with the Commission on April 15, 2015)

10.20.1
Amendment No. 1 to the Amended and Restated Inventory Security Agreement, dated as of April 1, 2015, by and among the registrant and Agricredit Acceptance LLC n/k/a DLL Finance LLC (incorporated herein by reference to Exhibit 10.22 of the registrant's Annual Report on Form 10-K filed with the Commission on April 15, 2015).

10.20.2*	Amendment No. 2 to the Amended and Restated Inventory Security Agreement, dated as of June 1, 2015, by and among the registrant and Agricredit Acceptance LLC n/k/a DLL Finance LLC.

10.20.3*	Amendment No. 3 to the Amended and Restated Inventory Security Agreement, dated as of April 1, 2016, by and between the registrant and DLL Finance LLC.

10.21	Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed with the Commission on June 6, 2011).**

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

10.25	Titan Machinery Inc. 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed with the Commission on June 3, 2014).**

10.26
Form of Titan Machinery Inc. Performance Award Agreement under the 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 5, 2014).**

10.27
Form of Titan Machinery Inc. Restricted Stock Agreement (for non-employee directors) under the 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 5, 2014).**

10.28
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

10.30	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.34 of the registrant's Annual Report on Form 10-K filed with the Commission on April 11, 2012).

10.31
Titan Machinery Inc. Non-Employee Director Compensation Plan (incorporated herein by reference to Exhibit 10.37 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on September 9, 2015).**

10.32
Description of Titan Machinery Inc.’s Executive Cash Bonus Plan (incorporated herein by reference to Exhibit 10.34 of the registrant’s Annual Report on Form 10-K filed with the Commission on April 15, 2015.**

No.	Description
21.1*	Subsidiaries of Titan Machinery Inc.

23.1*	Consent of Deloitte & Touche LLP

24.1*	Power of Attorney

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Titan Machinery Inc.'s Annual Report on Form 10-K for the year ended January 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the fiscal years ended January 31, 2016, 2015 and 2014, (ii) the Consolidated Statements of Operations for the fiscal years ended January 31, 2016, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Income for the fiscal years ended January 31, 2016, 2015 and 2014, (iv) the Consolidated Statements of Stockholders' Equity for the fiscal years ended January 31, 2016, 2015 and 2014, (v) the Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2016, 2015 and 2014, and (vi) the Notes to the Consolidated Financial Statements.

______________________________________________________

*	Filed herewith

**	Indicates management contract or compensatory plan or arrangement.