Form 10-Q
period 2016-04-30
Titan Machinery Inc.
filed 2016-06-02
CIK 1409171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

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

The number of shares outstanding of the registrant’s common stock as of May 16, 2016 was: Common Stock, $0.00001 par value, 21,587,727 shares.

TITAN MACHINERY INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. — FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

TITAN MACHINERY INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	April 30, 2016	January 31, 2016
	(Unaudited)
Assets
Current Assets
Cash	$63,782	$89,465
Receivables (net of allowance of $3,768 and $3,591 as of April 30, 2016 and January 31, 2016, respectively)	55,389	56,552
Inventories	684,829	689,464
Prepaid expenses and other	6,686	9,753
Income taxes receivable	11,862	13,011
Total current assets	822,548	858,245
Noncurrent Assets
Intangible assets, net of accumulated amortization	5,091	5,134
Property and equipment, net of accumulated depreciation	177,082	183,179
Other	1,322	1,317
Total noncurrent assets	183,495	189,630
Total Assets	$1,006,043	$1,047,875

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$18,322	$16,863
Floorplan payable	446,304	444,780
Current maturities of long-term debt	13,333	1,557
Customer deposits	16,769	31,159
Accrued expenses	27,245	28,914
Income taxes payable	38	152
Total current liabilities	522,011	523,425
Long-Term Liabilities
Senior convertible notes	108,105	134,145
Long-term debt, less current maturities	26,223	38,409
Deferred income taxes	10,809	11,135
Other long-term liabilities	2,269	2,412
Total long-term liabilities	147,406	186,101
Commitments and Contingencies
Stockholders' Equity
Common stock, par value $.00001 per share, 45,000 shares authorized; 21,588 shares issued and outstanding at April 30, 2016; 21,604 shares issued and outstanding at January 31, 2016	—	—
Additional paid-in-capital	243,736	242,491
Retained earnings	95,842	99,526
Accumulated other comprehensive loss	(3,559)	(4,461)
Total Titan Machinery Inc. stockholders' equity	336,019	337,556
Noncontrolling interest	607	793
Total stockholders' equity	336,626	338,349
Total Liabilities and Stockholders' Equity	$1,006,043	$1,047,875
 See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended April 30,
	2016	2015
Revenue
Equipment	$184,874	$244,983
Parts	57,509	61,520
Service	30,992	32,902
Rental and other	11,485	13,791
Total Revenue	284,860	353,196
Cost of Revenue
Equipment	170,324	227,033
Parts	40,501	43,571
Service	11,600	11,360
Rental and other	8,887	10,797
Total Cost of Revenue	231,312	292,761
Gross Profit	53,548	60,435
Operating Expenses	54,502	57,110
Impairment and Realignment Costs	247	1,601
Income (Loss) from Operations	(1,201)	1,724
Other Income (Expense)
Interest income and other income (expense)	137	(2,124)
Floorplan interest expense	(3,743)	(4,599)
Other interest expense	(993)	(3,827)
Income (Loss) Before Income Taxes	(5,800)	(8,826)
Provision for (Benefit from) Income Taxes	(1,942)	(1,936)
Net Income (Loss) Including Noncontrolling Interest	$(3,858)	$(6,890)
Less: Net Income (Loss) Attributable to Noncontrolling Interest	(174)	(586)
Net Income (Loss) Attributable to Titan Machinery Inc.	$(3,684)	$(6,304)
Net (Income) Loss Allocated to Participating Securities - Note 1	68	105
Net Income (Loss) Attributable to Titan Machinery Inc. Common Stockholders	$(3,616)	$(6,199)
Earnings (Loss) per Share - Note 1
Earnings (Loss) per Share - Basic	$(0.17)	$(0.29)
Earnings (Loss) per Share - Diluted	$(0.17)	$(0.29)
Weighted Average Common Shares - Basic	21,203	21,044
Weighted Average Common Shares - Diluted	21,203	21,044

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended April 30,
	2016	2015
Net Income (Loss) Including Noncontrolling Interest	$(3,858)	$(6,890)
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	754	(6,191)
Unrealized gain on net investment hedge derivative instruments, net of tax expense of $44 for the three months ended April 30, 2015	—	67
Unrealized gain (loss) on interest rate swap cash flow hedge derivative instrument, net of tax expense (benefit) of ($57) and $72 for the three months ended April 30, 2016 and 2015, respectively	(87)	109
Reclassification of loss on interest rate swap cash flow hedge derivative instruments included in net loss, net of tax benefit of $148 and $172 for the three months ended April 30, 2016 and April 30, 2015 respectively	223	258
Reclassification of loss on foreign currency contract cash flow hedge derivative instruments included in net loss, net of tax expense of $5 for the three months ended April 30, 2015	—	8
Total Other Comprehensive Income (Loss)	890	(5,749)
Comprehensive Income (Loss)	(2,968)	(12,639)
Comprehensive Income (Loss) Attributable to Noncontrolling Interest	(186)	(1,705)
Comprehensive Income (Loss) Attributable To Titan Machinery Inc.	$(2,782)	$(10,934)

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
	Shares Outstanding	Amount	Additional Paid-In Capital	Retained Earnings	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Net Investment Hedges	Unrealized Gains (Losses) on Interest Rate Swap Cash Flow Hedges	Unrealized Gains (Losses) on Foreign Currency Contract Cash Flow Hedges	Total	Total Titan Machinery Inc. Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
Balance, January 31, 2015	21,406	$—	$240,180	$137,418	$(1,632)	$2,510	$(1,940)	$(37)	$(1,099)	$376,499	$1,860	$378,359
Common stock issued on grant of restricted stock (net of forfeitures and shares withheld for income taxes), exercise of stock options, and tax benefits of equity awards	(14)	—	(206)	—	—	—	—	—	—	(206)	—	(206)
Stock-based compensation expense	—	—	531	—	—	—	—	—	—	531	—	531
Comprehensive loss:
Net loss	—	—	—	(6,304)	—	—	—	—	—	(6,304)	(586)	(6,890)
Other comprehensive income (loss)	—	—	—	—	(5,072)	67	367	8	(4,630)	(4,630)	(1,119)	(5,749)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(10,934)	(1,705)	(12,639)
Balance, April 30, 2015	21,392	$—	$240,505	$131,114	$(6,704)	$2,577	$(1,573)	$(29)	$(5,729)	$365,890	$155	$366,045

Balance, January 31, 2016	21,604	$—	$242,491	$99,526	$(5,500)	$2,711	$(1,672)	$—	$(4,461)	$337,556	$793	$338,349
Common stock issued on grant of restricted stock (net of forfeitures and shares withheld for income taxes), exercise of stock options, and tax benefits of equity awards	(16)	—	(408)	—	—	—	—	—	—	(408)	—	(408)
Stock-based compensation expense	—	—	627	—	—	—	—	—	—	627	—	627
Repurchase of Senior Convertible Notes	—	—	1,026	—	—	—	—	—	—	1,026	—	1,026
Comprehensive loss:
Net loss	—	—	—	(3,684)	—	—	—	—	—	(3,684)	(174)	(3,858)
Other comprehensive income (loss)	—	—	—	—	766	—	136	—	902	902	(12)	890
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(2,782)	(186)	(2,968)
Balance, April 30, 2016	21,588	$—	$243,736	$95,842	$(4,734)	$2,711	$(1,536)	$—	$(3,559)	$336,019	$607	$336,626

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended April 30,
	2016	2015
Operating Activities
Net income (loss) including noncontrolling interest	$(3,858)	$(6,890)
Adjustments to reconcile net income (loss) including noncontrolling interest to net cash provided by (used for) operating activities
Depreciation and amortization	6,208	6,667
Impairment	—	152
Deferred income taxes	609	497
Stock-based compensation expense	627	531
Noncash interest expense	1,378	1,765
Unrealized foreign currency (gain) loss on loans to international subsidiaries	(842)	100
Gain on repurchase of Senior Convertible Notes	(2,102)	—
Other, net	89	126
Changes in assets and liabilities
Receivables, prepaid expenses and other assets	4,702	13,525
Inventories	9,422	522
Manufacturer floorplan payable	(26,996)	12,980
Accounts payable, customer deposits, accrued expenses and other long-term liabilities	(14,892)	(9,092)
Income taxes	781	(6,577)
Net Cash Provided by (Used for) Operating Activities	(24,874)	14,306
Investing Activities
Rental fleet purchases	(561)	(112)
Property and equipment purchases (excluding rental fleet)	(1,051)	(2,170)
Proceeds from sale of property and equipment	892	634
Other, net	48	198
Net Cash Used for Investing Activities	(672)	(1,450)
Financing Activities
Net change in non-manufacturer floorplan payable	25,117	(30,001)
Repurchase of Senior Convertible Notes	(24,983)	—
Proceeds from long-term debt borrowings	—	811
Principal payments on long-term debt	(526)	(5,687)
Other, net	(158)	(443)
Net Cash Used for Financing Activities	(550)	(35,320)
Effect of Exchange Rate Changes on Cash	413	(709)
Net Change in Cash	(25,683)	(23,173)
Cash at Beginning of Period	89,465	127,528
Cash at End of Period	$63,782	$104,355
Supplemental Disclosures of Cash Flow Information
Cash paid during the period
Income taxes, net of refunds	$(3,327)	$4,093
Interest	$4,667	$7,684
Supplemental Disclosures of Noncash Investing and Financing Activities
Net property and equipment financed with long-term debt, accounts payable and accrued liabilities	$941	$77
Net transfer of assets to (from) property and equipment from (to) inventories	$(1,882)	$(7,029)

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1—BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The quarterly operating results for Titan Machinery Inc. (the “Company”) are subject to fluctuation due to varying weather patterns, which may impact the timing and amount of equipment purchases, rentals, and after-sales parts and service purchases by the Company’s Agriculture, Construction and International customers. Therefore, operating results for the three-month period ended April 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2017. The information contained in the balance sheet as of January 31, 2016 was derived from the audited financial statements for the Company for the year then ended. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016 as filed with the SEC.
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

The following table sets forth the calculation of the denominator for basic and diluted EPS:

	Three Months Ended April 30,
	2016	2015
	(in thousands, except per share data)
Basic Weighted-Average Common Shares Outstanding	21,203	21,044
Plus: Incremental Shares From Assumed Exercise of Stock Options	—	—
Diluted Weighted-Average Common Shares Outstanding	21,203	21,044

Anti-Dilutive Shares Excluded From Diluted Weighted-Average Common Shares Outstanding
Stock Options	146	211
Shares Underlying Senior Convertible Notes (conversion price of $43.17)	2,777	3,475

Earnings (Loss) per Share - Basic	$(0.17)	$(0.29)
Earnings (Loss) per Share - Diluted	$(0.17)	$(0.29)
Recent Accounting Guidance
In May 2014 and August 2015, the FASB issued authoritative guidance on accounting for revenue recognition, codified in ASC 606, Revenue from Contracts with Customers. This guidance has been amended on various occasions and supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This guidance is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The Company will adopt this guidance on February 1, 2018, and will employ one of the two retrospective application methods. The Company has not determined the potential effects adoption of this standard will have on the consolidated financial statements.
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
NOTE 2—INVENTORIES

	April 30, 2016	January 31, 2016
	(in thousands)
New equipment	$338,374	$323,393
Used equipment	246,956	267,893
Parts and attachments	87,673	87,807
Work in process	11,826	10,371
	$684,829	$689,464
NOTE 3—PROPERTY AND EQUIPMENT

	April 30, 2016	January 31, 2016
	(in thousands)
Rental fleet equipment	$134,454	$137,754
Machinery and equipment	23,053	23,051
Vehicles	36,593	36,537
Furniture and fixtures	38,275	38,149
Land, buildings, and leasehold improvements	63,241	63,460
	295,616	298,951
Less accumulated depreciation	(118,534)	(115,772)
	$177,082	$183,179

NOTE 4—LINES OF CREDIT / FLOORPLAN PAYABLE
Floorplan Lines of Credit
Floorplan payable balances reflect the amount owed for new equipment inventory purchased from a manufacturer and for used equipment inventory, which is primarily acquired through trade-in on equipment sales. Certain of the manufacturers from which the Company purchases new equipment inventory offer financing on these purchases, either offered directly from the manufacturer or through the manufacturers’ captive finance subsidiaries. CNH Industrial America LLC's captive finance subsidiary, CNH Industrial Capital America LLC ("CNH Industrial Capital"), also provides financing of used equipment inventory. The Company also has floorplan payable balances with non-manufacturer lenders for new and used equipment inventory. Cash flows associated with manufacturer floorplan payable are reported as operating cash flows while cash flows associated with non-manufacturer floorplan payable are reported as financing cash flows in the Company's consolidated statements of cash flows. The Company has three significant floorplan lines of credit for U.S. operations, credit facilities related to its foreign subsidiaries, and other floorplan payable balances with non-manufacturer lenders and manufacturers other than CNH Industrial.
As of April 30, 2016, the Company had discretionary floorplan lines of credit for equipment inventory purchases totaling approximately $1.0 billion, which includes a $275.0 million Floorplan Line with Wells Fargo Bank, National Association ("Wells Fargo"), a $450.0 million credit facility with CNH Industrial Capital, a $110.0 million credit facility with DLL Finance LLC ("DLL Finance") and the U.S. dollar equivalent of $117.8 million in credit facilities related to our foreign subsidiaries. Floorplan payables relating to these credit facilities totaled approximately $431.1 million of the total floorplan payable balance of $446.3 million outstanding as of April 30, 2016 and $420.7 million of the total floorplan payable balance of $444.8 million outstanding as of January 31, 2016; the remaining outstanding balances relate to equipment inventory financing from manufacturers and non-manufacturer lenders other than the aforementioned lines of credit. As of April 30, 2016, the interest-bearing U.S. floorplan payables carried various interest rates primarily ranging from 2.68% to 5.57%, and the foreign floorplan payables carried various interest rates primarily ranging from 1.56% to 7.70%.

Working Capital Revolver Line
As of April 30, 2016, the Company had a $75 million Working Capital Revolver Line under the Credit Facility with Wells Fargo. The Company had no amount outstanding on this Working Capital Revolver Line as of April 30, 2016 and January 31, 2016, respectively.
NOTE 5—SENIOR CONVERTIBLE NOTES
The Company’s 3.75% Senior Convertible Notes issued on April 24, 2012 (“Senior Convertible Notes”) consisted of the following:

	April 30, 2016	January 31, 2016
	(in thousands except conversion rate and conversion price)
Principal value	$119,900	$150,000
Unamortized debt discount	(10,382)	(13,946)
Unamortized debt issuance costs	(1,413)	(1,909)
Carrying value of Senior Convertible Notes	$108,105	$134,145

Carrying value of equity component, net of deferred taxes	$14,520	$15,546

Conversion rate (shares of common stock per $1,000 principal amount of notes)	23.1626
Conversion price (per share of common stock)	$43.17
In April 2016, the Company repurchased $30.1 million face value ($27.1 million carrying value) of its Senior Convertible Notes with $25.0 million in cash, and recognized a pre-tax gain of approximately $2.1 million in the first quarter of fiscal 2017. This gain is included in other interest expense on the consolidated statements of operations.
The Company recognized interest expense associated with its Senior Convertible Notes as follows:

	Three Months Ended April 30,
	2016	2015
	(in thousands)
Cash Interest Expense
Coupon interest expense	$1,337	$1,406
Noncash Interest Expense
Amortization of debt discount	910	894
Amortization of transaction costs	133	136
	$2,380	$2,436
The Senior Convertible Notes mature on May 1, 2019, unless earlier purchased by the Company, redeemed or converted. As of April 30, 2016, the unamortized debt discount will be amortized over a remaining period of approximately 3.0 years. As of April 30, 2016 and January 31, 2016, the if-converted value of the Senior Convertible Notes did not exceed the principal balance. The effective interest rate of the liability component was equal to 7.3% for each of the statements of operations periods presented.

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
Cash Flow Hedges
On October 9, 2013, the Company entered into a forward-starting interest rate swap instrument, which has a notional amount of $100.0 million, an effective date of September 30, 2014 and a maturity date of September 30, 2018. The objective of the instrument is to, beginning on September 30, 2014, protect the Company from changes in benchmark interest rates to which the Company is exposed through certain of its variable interest rate credit facilities. The instrument provides for a fixed interest rate of 1.901% up to the maturity date.
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
The following table sets forth the notional value of the Company's outstanding derivative instruments.

	Notional Amount as of:
	April 30, 2016	January 31, 2016
	(in thousands)
Cash flow hedges:
Interest rate swap	$100,000	$100,000
Derivatives not designated as hedging instruments:
Foreign currency contracts	17,059	13,148

The following table sets forth the fair value of the Company’s outstanding derivative instruments. Asset derivatives are included in prepaid expenses and other on the consolidated balance sheets, and liability derivatives are included in accrued expenses on the consolidated balance sheets.

	Fair Value as of:
	April 30, 2016	January 31, 2016
	(in thousands)
Asset Derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	$—	$125
Total Asset Derivatives	$—	$125

Liability Derivatives:
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate swap	$2,609	$2,836
Derivatives not designated as hedging instruments:
Foreign currency contracts	198	—
Total Liability Derivatives	$2,807	$2,836
The following table sets forth the gains and losses (before the related income tax effects) recognized in other comprehensive income (loss) ("OCI") and income (loss) related to the Company’s derivative instruments for the three months ended April 30, 2016 and 2015, respectively. All amounts included in income (loss) in the table below from derivatives designated as hedging instruments relate to reclassifications from accumulated other comprehensive income.

	Three Months Ended April 30,
	2016		2015
	OCI	Income (Loss)	OCI	Income (Loss)
	(in thousands)
Dervatives Designated as Hedging Instruments:
Net investment hedges:
Foreign currency contracts	$—	$—	$111	$—
Cash flow hedges:
Interest rate swap (a)	(144)	(371)	181	(430)
Foreign currency contracts (b)	—	—	—	(13)
Dervatives Not Designated as Hedging Instruments:
Foreign currency contracts (c)	—	(640)	—	82
Total Derivatives	$(144)	$(1,011)	$292	$(361)

(a) Amounts are included in floorplan interest expense in the consolidated statements of operations.
(b) Amounts are included in Cost of revenue - equipment in the consolidated statements of operations
(c) Amounts are included in Interest income and other income (expense) in the consolidated statements of operations
No components of the Company's net investment or cash flow hedging instruments were excluded from the assessment of hedge ineffectiveness.
As of April 30, 2016, the Company had $2.6 million in pre-tax net unrealized losses associated with its interest rate swap cash flow hedging instrument recorded in accumulated other comprehensive income. The Company expects that $1.3 million of pre-tax unrealized losses associated with its interest rate swap will be reclassified into income over the next 12 months.

NOTE 7—FAIR VALUE OF FINANCIAL INSTRUMENTS
The liabilities which are measured at fair value on a recurring basis as of April 30, 2016 and January 31, 2016 are as follows:

	April 30, 2016				January 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)				(in thousands)
Financial Assets
Foreign currency contracts	$—	$—	$—	$—	$—	$125	$—	$125
Total Financial Assets	$—	$—	$—	$—	$—	$125	$—	$125

Financial Liabilities
Interest rate swap	$—	$2,609	$—	$2,609	$—	$2,836	$—	$2,836
Foreign currency contracts	—	198	—	198	—	—	—	—
Total Financial Liabilities	$—	$2,807	$—	$2,807	$—	$2,836	$—	$2,836
The valuation for the Company's foreign currency contracts and interest rate swap derivative instruments were valued using discounted cash flow analyses, an income approach, utilizing readily observable market data as inputs.
The Company also has financial instruments that are not recorded at fair value in its consolidated financial statements. The carrying amount of cash, receivables, payables, short-term debt and other current liabilities approximates fair value because of the short maturity and/or frequent repricing of those instruments, which are Level 2 fair value inputs. Based upon current borrowing rates with similar maturities, which are Level 2 fair value inputs, the carrying value of long-term debt approximates the fair value as of April 30, 2016 and January 31, 2016, respectively. The following table provides details on the Senior Convertible Notes as of April 30, 2016 and January 31, 2016. The difference between the face value and the carrying value of these notes is the result of the allocation between the debt and equity components, and unamortized debt issuance costs. Fair value of the Senior Convertible Notes was estimated based on Level 2 fair value inputs.

	April 30, 2016			January 31, 2016
	Estimated Fair Value	Carrying Value	Face Value	Estimated Fair Value	Carrying Value	Face Value
	(in thousands)			(in thousands)
Senior convertible notes	$100,000	$108,105	$119,900	$105,000	$134,145	$150,000

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
Certain financial information for each of the Company’s business segments is set forth below.

	Three Months Ended April 30,
	2016	2015
	(in thousands)
Revenue
Agriculture	$178,807	$239,855
Construction	78,001	81,171
International	28,052	32,170
Total	$284,860	$353,196

Income (Loss) Before Income Taxes
Agriculture	$(3,758)	$(1,086)
Construction	(2,044)	(3,565)
International	(517)	(4,371)
Segment income (loss) before income taxes	(6,319)	(9,022)
Shared Resources	519	196
Total	$(5,800)	$(8,826)

	April 30, 2016	January 31, 2016
	(in thousands)
Total Assets
Agriculture	$529,862	$557,579
Construction	267,869	294,891
International	121,429	109,706
Segment assets	919,160	962,176
Shared Resources	86,883	85,699
Total	$1,006,043	$1,047,875

NOTE 9—STORE CLOSINGS AND REALIGNMENT COSTS
Exit costs associated with the Company's store closings and realignment activities are summarized in the following table. Such costs are included in Impairment and Realignment Costs in the consolidated statements of operations.

	Three Months Ended April 30,
	2016	2015
	(in thousands)
Agriculture Segment
Lease termination costs (a)	$(152)	$251
Employee severance costs	—	304
Asset relocation and other closing costs	—	85
	$(152)	$640
Construction Segment
Lease termination costs (a)	$—	$261
Employee severance costs	21	258
Impairment of fixed assets, net of gains on asset disposition	—	90
Asset relocation and other closing costs	—	54
	$21	$663
Shared Resource Center
Lease termination costs (a)	$—	$49
Employee severance costs	378	187
Impairment of fixed assets, net of gains on asset disposition	—	62
	$378	$298
Total
Lease termination costs (a)	$(152)	$561
Employee severance costs	399	749
Impairment of fixed assets, net of gains on asset disposition	—	152
Asset relocation and other closing costs	—	139
	$247	$1,601

(a) Net of gain on changes in lease termination accrual assumptions
A reconciliation of the beginning and ending exit cost liability balance, which is included in accrued expenses in the consolidated balance sheets, follows:

Amount
(in thousands)
Balance, January 31, 2016	$660
Exit costs incurred and charged to expense
Lease termination costs	(152)
Employee severance costs	399
Exit costs paid
Lease termination costs	(89)
Employee severance costs	(306)
Balance, April 30, 2016	$512

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
The components of income (loss) before income taxes are as follows:

	Three Months Ended April 30,
	2016	2015
	(in thousands)
U.S.	$(5,283)	$(4,488)
Foreign	(517)	(4,338)
Total	$(5,800)	$(8,826)
A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

	Three Months Ended April 30,
	2016	2015
U.S. statutory rate	(35.0)%	(35.0)%
Foreign statutory rates	2.1%	11.7%
State taxes on income net of federal tax benefit	(4.1)%	(4.1)%
Change in valuation allowance	6.6%	35.7%
Tax effect of Ukrainian hryvnia devaluation(a)	(6.0)%	(28.0)%
All other, net	2.9%	(2.2)%
	(33.5)%	(21.9)%

(a) Represents the tax impact of differences in foreign currency losses recognized as the result of Ukrainian hryvnia devaluation between Ukrainian taxable income (loss) and financial reporting income (loss).

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim unaudited consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended January 31, 2016.

Realignment Costs
We recognized $0.2 million and $1.6 million in realignment costs during the three months ended April 30, 2016 and 2015, respectively. To better align our cost structure and re-balance staffing levels with the evolving needs of the business, in March 2015, we approved a realignment plan that reduced our headcount by approximately 14%, which included headcount reductions at stores in each of our operating segments and our Shared Resource Center, as well as from the closing of three Agriculture stores and one Construction store. Our remaining stores in each of the respective areas assumed the distribution rights for the CNH Industrial brand previously held by the closed stores. See also the Non-GAAP Financial Measures section below for the impact of these costs on non-GAAP Diluted EPS.
Foreign Currency Remeasurement Losses
In February of 2014, the National Bank of Ukraine terminated the currency peg of the Ukrainian hryvnia ("UAH") to the USD; subsequent to the decoupling and as a result of the economic and political conditions present in the country, the UAH experienced significant devaluation from the date the currency peg was terminated through July 2015, and has continued to experience more modest volatility through April 2016. We recognized foreign currency remeasurement losses resulting from a devaluation of the UAH totaling $0.2 million and $2.0 million for the three months ended April 30, 2016 and 2015, respectively. These losses are included in interest income and other income (expense) in our consolidated statements of operations. See also the Non-GAAP Financial Measures section below for impact of these costs on non-GAAP Diluted EPS.
Critical Accounting Policies and Estimates
There have been no material changes in our Critical Accounting Policies and Estimates, as disclosed in our Annual Report on Form 10-K for the year ended January 31, 2016.
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
The agriculture industry has been experiencing challenging conditions such as decreases in agricultural commodity prices and projected net farm income, which, among other things, have a negative effect on customer sentiment and our customers' ability to secure financing for their equipment purchases. Changes in actual or anticipated net farm income generally have a direct correlation with agricultural equipment purchases by farmers. In February 2016, the U.S. Department of Agriculture ("USDA") published its projections of a 37.7% decrease in net farm income from calendar year 2014 to 2015 and an additional 3.0% decrease in calendar year 2016. These industry conditions have negatively impacted our customer demand, resulting in decreased same-store sales and equipment revenue and an oversupply of equipment inventory in the agriculture industry in fiscal 2017.
Certain of our Construction stores, particularly those in the northern and western parts of our footprint, are impacted by the strength of the oil industry. The significant decrease in oil prices, which began in the third quarter of fiscal 2015 and continued through fiscal 2016, has caused a decrease in oil production and infrastructure activity in these areas. In addition, the aforementioned agriculture industry conditions have also led to a reduction of purchases of Construction equipment by customers in the agriculture industry, negatively affecting certain of our Construction stores. These factors have reduced demand for equipment purchases, equipment rentals, and service work and parts and have caused an oversupply of equipment inventory and rental fleet equipment in these areas.

Our net loss attributable to Titan Machinery Inc. common stockholders was $3.6 million, or $0.17 per diluted share, for the three months ended April 30, 2016, compared to $6.2 million, or $0.29 per diluted share, for the three months ended April 30, 2015. Our non-GAAP diluted loss per share was $0.21 for the three months ended April 30, 2016, compared to non-GAAP diluted loss per share of $0.13 for the three months ended April 30, 2015. See the Non-GAAP Financial Measures section below for a reconciliation between the GAAP and non-GAAP measures. Significant factors impacting the quarterly comparisons were:

•
Revenue decreased 19.3% for the first quarter of fiscal 2017, as compared to the first quarter last year, mainly driven by a decrease in Agriculture same-store sales, which primarily resulted from a decrease in equipment revenue;

•
Total gross profit margin increased to 18.8% for the first quarter of fiscal 2017, as compared to 17.1% for the first quarter of fiscal 2016, primarily caused by a change in gross profit mix to our higher-margin parts business and increase in gross profit margin on equipment;

•	Floorplan interest expense decreased 18.6% primarily due to a decrease in our average interest-bearing inventory in the first quarter of fiscal 2017, as compared to the first quarter last year;

•
Other interest expense decreased 74.1% for the first quarter of fiscal 2017, as compared to the first quarter last year, primarily as a result of a $2.1 million gain recognized in the first quarter of fiscal 2017 related to the repurchase of $30.1 million of our Senior Convertible Notes.

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

Comparative financial data for each of our four sources of revenue are expressed below.

	Three Months Ended April 30,
	2016	2015
	(dollars in thousands)
Equipment
Revenue	$184,874	$244,983
Cost of revenue	170,324	227,033
Gross profit	$14,550	$17,950
Gross profit margin	7.9%	7.3%
Parts
Revenue	$57,509	$61,520
Cost of revenue	40,501	43,571
Gross profit	$17,008	$17,949
Gross profit margin	29.6%	29.2%
Service
Revenue	$30,992	$32,902
Cost of revenue	11,600	11,360
Gross profit	$19,392	$21,542
Gross profit margin	62.6%	65.5%
Rental and other
Revenue	$11,485	$13,791
Cost of revenue	8,887	10,797
Gross profit	$2,598	$2,994
Gross profit margin	22.6%	21.7%
The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended April 30,
	2016	2015
Revenue
Equipment	64.9%	69.4%
Parts	20.2%	17.4%
Service	10.9%	9.3%
Rental and other	4.0%	3.9%
Total Revenue	100.0%	100.0%
Total Cost of Revenue	81.2%	82.9%
Gross Profit Margin	18.8%	17.1%
Operating Expenses	19.1%	16.2%
Impairment and Realignment Costs	0.1%	0.4%
Income (Loss) from Operations	(0.4)%	0.5%
Other Income (Expense)	(1.6)%	(3.0)%
Income (Loss) Before Income Taxes	(2.0)%	(2.5)%
Provision for (Benefit from) Income Taxes	(0.6)%	(0.5)%
Net Income (Loss) Including Noncontrolling Interest	(1.4)%	(2.0)%
Less: Net Income (Loss) Attributable to Noncontrolling Interest	(0.1)%	(0.2)%
Net Income (Loss) Attributable to Titan Machinery Inc.	(1.3)%	(1.8)%

Three Months Ended April 30, 2016 Compared to Three Months Ended April 30, 2015
Consolidated Results
Revenue

	Three Months Ended April 30,			Percent
	2016	2015	(Decrease)	Change
	(dollars in thousands)
Equipment	$184,874	$244,983	$(60,109)	(24.5)%
Parts	57,509	61,520	(4,011)	(6.5)%
Service	30,992	32,902	(1,910)	(5.8)%
Rental and other	11,485	13,791	(2,306)	(16.7)%
Total Revenue	$284,860	$353,196	$(68,336)	(19.3)%

The decrease in revenue for the first quarter of fiscal 2017 was primarily due to a decrease in same-store sales of 18.9% over the comparable prior year period. This decrease was mainly driven by a decrease in Agriculture same-store sales of 25.1% in the first quarter of fiscal 2017, which primarily resulted from a decrease in equipment revenue. These decreases in same-store sales were primarily the result of the challenging industry conditions facing our Agriculture segment discussed in the Overview section above. The Construction industry conditions led to lower rental and other revenue, particularly in our Construction stores in oil production areas.
Gross Profit

	Three Months Ended April 30,		Increase/	Percent
	2016	2015	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$14,550	$17,950	$(3,400)	(18.9)%
Parts	17,008	17,949	(941)	(5.2)%
Service	19,392	21,542	(2,150)	(10.0)%
Rental and other	2,598	2,994	(396)	(13.2)%
Total Gross Profit	$53,548	$60,435	$(6,887)	(11.4)%
Gross Profit Margin
Equipment	7.9%	7.3%	0.6%	8.2%
Parts	29.6%	29.2%	0.4%	1.4%
Service	62.6%	65.5%	(2.9)%	(4.4)%
Rental and other	22.6%	21.7%	0.9%	4.1%
Total Gross Profit Margin	18.8%	17.1%	1.7%	9.9%
Gross Profit Mix
Equipment	27.2%	29.7%	(2.5)%	(8.4)%
Parts	31.8%	29.7%	2.1%	7.1%
Service	36.2%	35.6%	0.6%	1.7%
Rental and other	4.8%	5.0%	(0.2)%	(4.0)%
Total Gross Profit Mix	100.0%	100.0%	—%	—%

The $6.9 million decrease in gross profit for the first quarter of fiscal 2017, as compared to the same period last year, was primarily due to a decrease in revenue. The increase in total gross profit margin from 17.1% for the first quarter of fiscal 2016 to 18.8% for the first quarter of fiscal 2017 was mainly due to a change in gross profit mix to our higher-margin parts and service businesses, and an increase in gross profit margin on equipment in our Construction and International segments.
Our company-wide absorption decreased slightly to 72.1% for the first quarter of fiscal 2017 compared to 73.3% during the same period last year as a result of lower gross profit from parts, service and rental and other.

Operating Expenses

	Three Months Ended April 30,		Increase/	Percent
	2016	2015	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$54,502	$57,110	$(2,608)	(4.6)%
Operating Expenses as a Percentage of Revenue	19.1%	16.2%	2.9%	17.9%
The $2.6 million decrease in operating expenses, as compared to the same period last year, was primarily the result of our realignment plan implemented in the first quarter of fiscal 2016 in which we reduced our headcount by 14% and generated additional cost savings associated with the closing of four stores in that quarter, and a decrease in commission expense in the first quarter of fiscal 2017 relative to the prior year due to the decrease in equipment gross profit. The increase in operating expenses as a percentage of total revenue was primarily due to the decrease in total revenue in the first quarter of fiscal 2017, as compared to the first quarter of fiscal 2016, which negatively affected our ability to leverage our fixed operating costs.
Impairment and Realignment Costs

	Three Months Ended April 30,			Percent
	2016	2015	Decrease	Change
	(dollars in thousands)
Impairment and Realignment Costs	$247	$1,601	$(1,354)	(84.6)%
The realignment costs recognized in the first quarters of fiscal 2017 and 2016 arose as the result of our realignment plans and associated exit costs, including accruals for lease terminations and remaining lease obligations, employee severance costs, the impairment of certain fixed assets, and the costs associated with relocating certain assets of our closed stores. See the Realignment Costs section above for further details on our store realignment plans and associated exit costs, and the Non-GAAP Financial Measures section below for impact of these amounts on non-GAAP Diluted EPS.
Other Income (Expense)

	Three Months Ended April 30,		Increase/	Percent
	2016	2015	(Decrease)	Change
	(dollars in thousands)
Interest income and other income (expense)	$137	$(2,124)	$2,261	106.5%
Floorplan interest expense	(3,743)	(4,599)	(856)	(18.6)%
Other interest expense	(993)	(3,827)	(2,834)	(74.1)%
The improvement in interest income and other income (expense) is primarily due to a decrease in foreign currency remeasurement losses in Ukraine, resulting from changes in the valuation of the Ukrainian hryvnia, which totaled $0.2 million and $2.0 million for the first quarters of 2017 and 2016, respectively. The decrease in floorplan interest expense for the first quarter of fiscal 2017, as compared to the first quarter of fiscal 2016, was primarily due to a decrease in our average interest-bearing inventory in the first quarter of fiscal 2017. The decrease in other interest expense is primarily the result of a $2.1 million gain recognized in the first quarter of fiscal 2017 related to the repurchase of $30.1 million of our Senior Convertible Notes and $0.5 million of expense recognized in the first quarter of fiscal 2016 related to the write-off of capitalized debt issuance costs related to amending our Wells Fargo credit facility. See the Non-GAAP Financial Measures section below for impact of the Ukraine foreign currency remeasurement losses, gain on repurchase of Senior Convertible Notes and write-off of capitalized debt issuance costs on non-GAAP Diluted EPS.
Provision for (Benefit from) Income Taxes

	Three Months Ended April 30,			Percent
	2016	2015	Increase	Change
	(dollars in thousands)
Provision for (Benefit from) Income Taxes	$(1,942)	$(1,936)	$6	0.3%

Our effective tax rate was 33.5% for the first quarter of fiscal 2017 and 21.9% for the same period last year. The difference in our effective tax rate is primarily due to the change in mix of our domestic and foreign losses before income taxes in relation to our total loss before income taxes. In addition, as the majority of our foreign operations have full valuation allowances on deferred tax assets including net operating losses, they do not recognize any income tax expense or benefit. See Note 10 to our consolidated financial statements for further details on our effective tax rate and the components of income (loss) before income taxes.
Segment Results
Certain financial information for our Agriculture, Construction and International business segments is set forth below. “Shared Resources” in the table below refers to the various unallocated income/(expense) items that we have retained at the general corporate level. Revenue between segments is immaterial.

	Three Months Ended April 30,		Increase/	Percent
	2016	2015	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$178,807	$239,855	$(61,048)	(25.5)%
Construction	78,001	81,171	(3,170)	(3.9)%
International	28,052	32,170	(4,118)	(12.8)%
Total	$284,860	$353,196	$(68,336)	(19.3)%

Income (Loss) Before Income Taxes
Agriculture	$(3,758)	$(1,086)	$(2,672)	(246.0)%
Construction	(2,044)	(3,565)	1,521	42.7%
International	(517)	(4,371)	3,854	88.2%
Segment income (loss) before income taxes	(6,319)	(9,022)	2,703	30.0%
Shared Resources	519	196	323	164.8%
Total	$(5,800)	$(8,826)	$3,026	34.3%
Agriculture
Agriculture segment revenue for the first quarter of fiscal 2017 decreased 25.5% compared to the same period last year. The revenue decrease was due to a same-store sales decrease of 25.1% over the first quarter of fiscal 2016, which was primarily caused by a decrease in equipment revenue, largely resulting from the challenging industry conditions discussed in the Overview section above.
Agriculture segment loss before income taxes was $3.8 million for the first quarter of fiscal 2017 compared to $1.1 million for the first quarter of fiscal 2016. The decline in segment results is primarily due to the aforementioned decrease in equipment revenue, but partially offset by decreases in operating expenses, realignment costs and floorplan interest expense. The decrease in operating expenses is the result of the cost savings associated with our realignment plan implemented in the first quarter of fiscal 2016, and the decrease in floorplan interest expense is the result of decrease in our average interest-bearing inventory in the first quarter of fiscal 2017.
Construction
Construction segment revenue for the first quarter of fiscal 2017 decreased 3.9% compared to the same period last year, largely due to the challenging industry conditions discussed in the Overview section above.
Our Construction segment loss before income taxes was $2.0 million for the first quarter of fiscal 2017 compared to $3.6 million for the first quarter of fiscal 2016. The improvement in segment results was primarily due to decreases in operating expenses, realignment costs and floorplan interest expense, and partially offset by the aforementioned decrease in segment revenue. The decrease in operating expenses reflects costs savings associated with our realignment plan implemented in the first quarter of fiscal 2016, and the decrease in floorplan interest expense is the result of decrease in our average interest-bearing inventory in the first quarter of fiscal 2017. The dollar utilization of our rental fleet increased slightly from 19.1% in the first quarter of fiscal 2016 to 19.7% in the first quarter of fiscal 2017.

International
International segment revenue for the first quarter of fiscal 2017 decreased 12.8% compared to the same period last year primarily due to low global commodity prices as well as continued high interest rates and restricted credit availability in Ukraine. The challenging geopolitical and financial conditions in Ukraine are negatively impacting customer demand for equipment in that market.
Our International segment loss before income taxes was $0.5 million for the first quarter of fiscal 2017 compared to $4.4 million for the same period last year. The improvement in segment results was primarily the result of increased equipment gross profit margin, lower foreign currency remeasurement losses in Ukraine, and lower floorplan interest expense, but partially offset by the aforementioned decrease in revenue. Floorplan interest expense decreased in the first quarter of fiscal 2017 compared to the same period last year due to a reduction in interest-bearing floorplan payables resulting from a reduction in our inventory levels.
Shared Resources/Eliminations
We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate these net expenses to our segments. Since these allocations are set early in the year, unallocated balances may occur.
Non-GAAP Financial Measures
To supplement our earnings (loss) per share - diluted ("Diluted EPS") presented on a GAAP basis, we use non-GAAP Diluted EPS, which excludes the impact of the gain on repurchase of Senior Convertible Notes, write-off of debt issuance costs, costs associated with our realignment/store closings and foreign currency remeasurement losses in Ukraine resulting from a devaluation of the UAH. We believe that the presentation of non-GAAP Diluted EPS is relevant and useful to our management and investors because it provides a measurement of earnings on activities that we consider to occur in the ordinary course of our business. Non-GAAP Diluted EPS should be evaluated in addition to, and not considered a substitute for, or superior to, the GAAP measure of Diluted EPS. In addition, other companies may calculate non-GAAP Diluted EPS in a different manner, which may hinder comparability of our results with those of other companies.

The following table reconciles Diluted EPS, a GAAP measure, to non-GAAP Diluted EPS:

	Three Months Ended April 30,
	2016	2015
	(dollars in thousands, except per share data)
Net Income (Loss) Attributable to Titan Machinery Inc. Common Stockholders
Net Income (Loss) Attributable to Titan Machinery Inc. Common Stockholders	$(3,616)	$(6,199)
Non-GAAP Adjustments
Gain on Repurchase of Senior Convertible Notes (1)	(1,238)	—
Debt Issuance Cost Write-Off	—	318
Realignment / Store Closing Costs (2)	145	945
Ukraine Remeasurement (3)	191	2,006
Total Non-GAAP Adjustments	(902)	3,269
Adjusted Net Income (Loss) Attributable to Titan Machinery Inc. Common Stockholders	$(4,518)	$(2,930)

Earnings (Loss) per Share - Diluted
Earnings (Loss) per Share - Diluted	$(0.17)	$(0.29)
Non-GAAP Adjustments
Gain on Repurchase of Senior Convertible Notes (1)	(0.06)	—
Debt Issuance Cost Write-Off	—	0.02
Realignment / Store Closing Costs (2)	0.01	0.04
Ukraine Remeasurement (3)	0.01	0.10
Total Non-GAAP Adjustments	(0.04)	0.16
Adjusted Earnings (Loss) per Share - Diluted	$(0.21)	$(0.13)
(1) See Note 5 to our financial statements for additional details of this matter.
(2) See Note 9 to our financial statements for additional details of this matter.
(3) See the Foreign Currency Remeasurement Losses section of Management's Discussion and Analysis of Financial Condition and Results of Operations for details of this matter.
Liquidity and Capital Resources
Sources of Liquidity
Our primary sources of liquidity are cash reserves, cash generated from operations, and borrowings under our floorplan payable and other credit facilities. We expect these sources of liquidity to be sufficient to fund our working capital requirements, acquisitions, capital expenditures and other investments in our business, service our debt, pay our tax and lease obligations and other commitments and contingencies, and meet any seasonal operating requirements for the foreseeable future, provided, however, that our borrowing capacity under our credit agreements is dependent on compliance with various covenants as further described in the "Risk Factors" section of our Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q.
Equipment Inventory and Floorplan Payable Credit Facilities
As of April 30, 2016, the Company had discretionary floorplan payable lines of credit for equipment purchases totaling approximately $1.0 billion, which included a $275.0 million Floorplan Payable Line with Wells Fargo, a $450.0 million credit facility with CNH Industrial Capital, a $110.0 million credit facility with DLL Finance and the U.S. dollar equivalent of $117.8 million in credit facilities related to our foreign subsidiaries. Floorplan payables relating to these credit facilities totaled approximately $431.1 million of the total floorplan payable balance of $446.3 million outstanding as of April 30, 2016.
Our equipment inventory turnover was 1.2 for the four quarters ended April 30, 2016 compared to 1.3 for the four quarters ended April 30, 2015. While our equipment inventories, including amounts classified as held for sale, decreased 24.5%

from April 30, 2015 to April 30, 2016, the decrease in turnover was the result of the lower equipment sales in the four-quarter period ended April 30, 2016. Our equity in equipment inventory, which reflects the portion of our equipment inventory balance that is not financed by floorplan payables, decreased to 23.8% as of April 30, 2016 from 24.8% as of January 31, 2016.
Adequacy of Capital Resources
Our primary uses of cash have been to fund our strategic acquisitions and fund our operating activities, including the purchase of inventory, meeting our debt service requirements, providing working capital, making payments due under building space operating leases and manufacturer floorplan payables. Based on our current operational performance, we believe our cash flow from operations, available cash and available borrowings under our existing credit facilities will adequately provide our liquidity needs for, at a minimum, the next 12 months. Our main financing arrangements, in which we had discretionary floorplan lines of credit totaling approximately $1.0 billion as of April 30, 2016, are described in Note 4 of the notes to our consolidated financial statements. As of April 30, 2016, the Company was in compliance with the financial covenants under these agreements, and was not subject to the fixed charge coverage ratio covenant under the Wells Fargo Credit Facility. If anticipated operating results create the likelihood of a future covenant violation, we would expect to work with our lenders on an appropriate modification or amendment to our financing arrangements.
Cash Flow
Cash Flow Provided By Or Used For Operating Activities
Net cash used for operating activities was $24.9 million for the three months ended April 30, 2016, compared to net cash provided by operating activities of $14.3 million for the three months ended April 30, 2015. Net cash used for operating activities for the three months ended April 30, 2016 was primarily attributable to a changing mix of manufacturer versus non-manufacturer floorplan financing, and reduction in our inventories. Net cash provided by operating activities for the three months ended April 30, 2015 was primarily attributable to a reduction in working capital, including a reduction of accounts receivables and prepaid expenses and an increase in manufacturer floorplan payables.
We evaluate our cash flow from operating activities net of all floorplan activity and maintaining a constant level of equity in our equipment inventory. Taking these adjustments into account, our non-GAAP cash flow used for operating activities was $5.8 million and cash flow provided by operating activities was $7.8 million for the three months ended April 30, 2016 and 2015, respectively. This decrease from the prior year is due to changes in working capital. For reconciliation of this non-GAAP financial measure, please see the Non-GAAP Cash Flow Reconciliation below.
Cash Flow Used For Investing Activities
Net cash used for investing activities was $0.7 million for the three months ended April 30, 2016, compared to net cash used for investing activities of $1.5 million for the three months ended April 30, 2015. Cash used for investing activities was primarily for the purchase of property and equipment, net of any proceeds from the sale of property and equipment.
Cash Flow Provided By Or Used For Financing Activities
Net cash used for financing activities was $0.6 million for the three months ended April 30, 2016 compared to net cash used for financing activities of $35.3 million for the three months ended April 30, 2015. For the three months ended April 30, 2016, net cash used for financing activities primarily related to the use of $25.0 million to repurchase Senior Convertible Notes, and offset by an increase in non-manufacturer floorplan payable. For the three months ended April 30, 2015, net cash used for financing activities primarily resulted from a decrease in non-manufacturer floorplan payables.
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
Our non-GAAP cash flow provided by (used for) operating activities is also impacted by the change in our equity in equipment inventory, which reflects the portion of our equipment inventory balance that is not financed by floorplan payables. Equity in equipment inventory decreased to 23.8% as of April 30, 2016 from 24.8% as of January 31, 2016, and increased to 22.0% as of April 30, 2015 from 19.0% as of January 31, 2015. We analyze our cash flow provided by (used for) operating activities by assuming a constant level of equipment inventory financing throughout each respective fiscal year. The adjustment eliminates the impact of this fluctuation of equity in our equipment inventory, and is equal to the difference between our actual level of equity in equipment inventory at each period end presented on the consolidated statements of cash flows, compared to the actual level of equity in equipment inventory at the beginning of the fiscal year.
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

	Net Cash Provided by (Used for) Operating Activities		Net Cash Provided by (Used for) Financing Activities
	Three Months Ended April 30, 2016	Three Months Ended April 30, 2015	Three Months Ended April 30, 2016	Three Months Ended April 30, 2015
	(in thousands)		(in thousands)
Cash Flow, As Reported	$(24,874)	$14,306	$(550)	$(35,320)
Net Change in Non-Manufacturer Floorplan Payable	25,117	(30,001)	(25,117)	30,001
Adjustment for Constant Equity in Equipment Inventory	(6,004)	23,470	—	—
Adjusted Cash Flow	$(5,761)	$7,775	$(25,667)	$(5,319)
Non-GAAP cash flow provided by (used for) operating activities and non-GAAP net cash provided by (used for) financing activities should be evaluated in addition to, and not considered a substitute for, or superior to, the GAAP measures of net cash provided by (used for) operating and financing activities.
Certain Information Concerning Off-Balance Sheet Arrangements
As of April 30, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. In the normal course of our business activities, we lease real estate, vehicles and equipment under operating leases.
FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such “forward-looking” information is included in this Quarterly Report on Form 10-Q, including in “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations,” as well as in our Annual Report on Form 10-K for the year ended January 31, 2016, and in other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company).
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
Interest Rate Risk
Exposure to changes in interest rates results from borrowing activities used to fund operations. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. We have both fixed and floating rate financing. Some of our floating rate credit facilities contain minimum rates of interest to be charged. Based upon our interest-bearing balances and interest rates as of April 30, 2016, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $2.5 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $2.5 million. At April 30, 2016, we had total floorplan payables of variable rate floorplan payable of $446.3 million, of which approximately $241.5 million was interest-bearing, $104.8 million was non-interest bearing and $100.0 million was effectively fixed rate due to our interest rate swap instrument. At April 30, 2016, we also had variable notes payable and long-term debt of $11.7 million, and fixed rate notes payable and long-term debt of $27.8 million.
Foreign Currency Exchange Rate Risk
Our foreign currency exposures arise as the result of our foreign operations. We are exposed to transactional foreign currency exchange rate risk through our foreign entities’ holding assets and liabilities denominated in currencies other than their functional currency. In addition, the Company is exposed to foreign currency transaction risk as the result of certain intercompany financing transactions. The Company attempts to manage its transactional foreign currency exchange rate risk through the use of derivative financial instruments, primarily foreign exchange forward contracts, or through natural hedging instruments. Based upon balances and exchange rates as of April 30, 2016, holding other variables constant, we believe that a hypothetical 10% increase or decrease in all applicable foreign exchange rates would not have a material impact on our results of operations or cash flows. As of April 30, 2016, our Ukrainian subsidiary had $1.3 million of net monetary assets denominated in Ukrainian hryvnia (UAH). We have attempted to minimize our net monetary asset position through reducing overall asset levels in Ukraine and through borrowing in UAH which serves as a natural hedging instrument offsetting our net UAH denominated assets. At certain times, currency and payment controls imposed by the National Bank of Ukraine have limited our ability to manage our net monetary asset position. The UAH devalued significantly during the six month period ended July 31, 2015, but has remained relatively stable since that time. Continued and significant devaluation of the UAH could have a material impact on our results of operations and cash flows.
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
ITEM 1A.             RISK FACTORS
In addition to the other information set forth in this Quarterly Report, including the important information in “Forward-Looking Statements,” you should carefully consider the “Risk Factors” discussed in our Form 10-K for the year ended January 31, 2016 as filed with the Securities and Exchange Commission. Those factors, if they were to occur, could cause our actual results to differ materially from those expressed in our forward-looking statements in this report, and may materially adversely affect our financial condition or future results. Although we are not aware of any other factors, aside from those discussed in our Form 10-K, that we currently anticipate will cause our forward-looking statements to differ materially from our future actual results, or materially affect the Company’s financial condition or future results, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition and/or operating results.
ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not have any unregistered sales of equity securities during the fiscal quarter ended April 30, 2016.
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

Dated:	June 2, 2016
TITAN MACHINERY INC.

		By	/s/ Mark Kalvoda
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

101
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended April 30, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.