Form 10-Q
period 2016-07-31
Titan Machinery Inc.
filed 2016-09-01
CIK 1409171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

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

The number of shares outstanding of the registrant’s common stock as of August 23, 2016 was: Common Stock, $0.00001 par value, 21,587,727 shares.

TITAN MACHINERY INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. — FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

TITAN MACHINERY INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)

	July 31, 2016	January 31, 2016

Assets
Current Assets
Cash	$51,090	$89,465
Receivables (net of allowance of $4,535 and $3,591 as of July 31, 2016 and January 31, 2016, respectively)	60,076	56,552
Inventories	682,049	689,464
Prepaid expenses and other	6,148	9,753
Income taxes receivable	4,374	13,011
Total current assets	803,737	858,245
Noncurrent Assets
Intangible assets, net of accumulated amortization	5,041	5,134
Property and equipment, net of accumulated depreciation	174,596	183,179
Other	1,432	1,317
Total noncurrent assets	181,069	189,630
Total Assets	$984,806	$1,047,875

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$16,265	$16,863
Floorplan payable	430,838	444,780
Current maturities of long-term debt	15,623	1,557
Customer deposits	14,026	31,159
Accrued expenses	30,488	28,914
Income taxes payable	38	152
Total current liabilities	507,278	523,425
Long-Term Liabilities
Senior convertible notes	109,011	134,145
Long-term debt, less current maturities	25,527	38,409
Deferred income taxes	10,993	11,135
Other long-term liabilities	2,225	2,412
Total long-term liabilities	147,756	186,101
Commitments and Contingencies
Stockholders' Equity
Common stock, par value $.00001 per share, 45,000 shares authorized; 21,816 shares issued and outstanding at July 31, 2016; 21,604 shares issued and outstanding at January 31, 2016	—	—
Additional paid-in-capital	240,674	242,491
Retained earnings	93,322	99,526
Accumulated other comprehensive loss	(4,224)	(4,461)
Total Titan Machinery Inc. stockholders' equity	329,772	337,556
Noncontrolling interest	—	793
Total stockholders' equity	329,772	338,349
Total Liabilities and Stockholders' Equity	$984,806	$1,047,875
 See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Revenue
Equipment	$173,301	$221,016	$358,175	$465,999
Parts	58,336	62,081	115,845	123,601
Service	31,296	32,842	62,288	65,744
Rental and other	15,400	18,251	26,885	32,042
Total Revenue	278,333	334,190	563,193	687,386
Cost of Revenue
Equipment	160,906	203,152	331,230	430,185
Parts	41,118	43,382	81,619	86,953
Service	12,045	12,327	23,645	23,687
Rental and other	11,331	13,260	20,218	24,057
Total Cost of Revenue	225,400	272,121	456,712	564,882
Gross Profit	52,933	62,069	106,481	122,504
Operating Expenses	51,487	55,385	105,989	112,495
Impairment and Realignment Costs	24	(104)	271	1,497
Income from Operations	1,422	6,788	221	8,512
Other Income (Expense)
Interest income and other income (expense)	612	837	749	(1,287)
Floorplan interest expense	(3,806)	(4,744)	(7,549)	(9,343)
Other interest expense	(2,777)	(3,360)	(3,770)	(7,187)
Income (Loss) Before Income Taxes	(4,549)	(479)	(10,349)	(9,305)
Provision for (Benefit from) Income Taxes	(1,847)	(649)	(3,789)	(2,585)
Net Income (Loss) Including Noncontrolling Interest	$(2,702)	$170	$(6,560)	$(6,720)
Less: Net Income (Loss) Attributable to Noncontrolling Interest	(182)	164	(356)	(422)
Net Income (Loss) Attributable to Titan Machinery Inc.	$(2,520)	$6	$(6,204)	$(6,298)
Net (Income) Loss Allocated to Participating Securities - Note 1	51	—	117	112
Net Income (Loss) Attributable to Titan Machinery Inc. Common Stockholders	$(2,469)	$6	$(6,087)	$(6,186)
Earnings (Loss) per Share - Note 1
Earnings (Loss) per Share - Basic	$(0.12)	$—	$(0.29)	$(0.29)
Earnings (Loss) per Share - Diluted	$(0.12)	$—	$(0.29)	$(0.29)
Weighted Average Common Shares - Basic	21,205	21,105	21,204	21,075
Weighted Average Common Shares - Diluted	21,205	21,217	21,204	21,075

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Net Income (Loss) Including Noncontrolling Interest	$(2,702)	$170	$(6,560)	$(6,720)
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(435)	2,462	319	(3,729)
Unrealized gain on net investment hedge derivative instruments, net of tax expense of $84 for the three months ended July 31, 2015, and $128 for the six months ended July 31, 2015	—	126	—	193
Unrealized gain (loss) on interest rate swap cash flow hedge derivative instrument, net of tax expense (benefit) of ($142) and ($42) for the three months ended July 31, 2016 and 2015, respectively, and ($200) and $30 for the six months ended July 31, 2016 and 2015, respectively	(213)	(63)	(300)	46
Reclassification of loss on interest rate swap cash flow hedge derivative instruments included in net income (loss), net of tax benefit of $144 and $147 for the three months ended July 31, 2016 and 2015, respectively, and $292 and $319 for the three and six months ended July 31, 2016 and 2015, respectively	216	220	439	478
Reclassification of loss on foreign currency contract cash flow hedge derivative instruments included in net income (loss), net of tax benefit of $5 for the six months ended July 31, 2015	—	—	—	8
Total Other Comprehensive Income (Loss)	(432)	2,745	458	(3,004)
Comprehensive Income (Loss)	(3,134)	2,915	(6,102)	(9,724)
Comprehensive Income (Loss) Attributable to Noncontrolling Interest	(147)	672	(333)	(1,033)
Comprehensive Income (Loss) Attributable To Titan Machinery Inc.	$(2,987)	$2,243	$(5,769)	$(8,691)

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
	Shares Outstanding	Amount	Additional Paid-In Capital	Retained Earnings	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Net Investment Hedges	Unrealized Gains (Losses) on Interest Rate Swap Cash Flow Hedges	Unrealized Gains (Losses) on Foreign Currency Contract Cash Flow Hedges	Total	Total Titan Machinery Inc. Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
Balance, January 31, 2015	21,406	$—	$240,180	$137,418	$(1,632)	$2,510	$(1,940)	$(37)	$(1,099)	$376,499	$1,860	$378,359
Common stock issued on grant of restricted stock (net of forfeitures and shares withheld for income taxes), exercise of stock options, and tax benefits of equity awards	168	—	(158)	—	—	—	—	—	—	(158)	—	(158)
Stock-based compensation expense	—	—	1,136	—	—	—	—	—	—	1,136	—	1,136
Comprehensive loss:
Net loss	—	—	—	(6,298)	—	—	—	—	—	(6,298)	(422)	(6,720)
Other comprehensive income (loss)	—	—	—	—	(3,118)	193	524	8	(2,393)	(2,393)	(611)	(3,004)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(8,691)	(1,033)	(9,724)
Balance, July 31, 2015	21,574	$—	$241,158	$131,120	$(4,750)	$2,703	$(1,416)	$(29)	$(3,492)	$368,786	$827	$369,613

Balance, January 31, 2016	21,604	$—	$242,491	$99,526	$(5,500)	$2,711	$(1,672)	$—	$(4,461)	$337,556	$793	$338,349
Common stock issued on grant of restricted stock (net of forfeitures and shares withheld for income taxes), exercise of stock options, and tax benefits of equity awards	212	—	(382)	—	—	—	—	—	—	(382)	—	(382)
Stock-based compensation expense	—	—	1,205	—	—	—	—	—	—	1,205	—	1,205
Repurchase of Senior Convertible Notes	—	—	1,026	—	—	—	—	—	—	1,026	—	1,026
Acquisition of noncontrolling interest	—	—	(3,666)	—	(198)	—	—	—	(198)	(3,864)	(460)	(4,324)
Comprehensive loss:
Net loss	—	—	—	(6,204)	—	—	—	—	—	(6,204)	(356)	(6,560)
Other comprehensive income (loss)	—	—	—	—	297	—	138	—	435	435	23	458
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(5,769)	(333)	(6,102)
Balance, July 31, 2016	21,816	$—	$240,674	$93,322	$(5,401)	$2,711	$(1,534)	$—	$(4,224)	$329,772	$—	$329,772

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended July 31,
	2016	2015
Operating Activities
Net income (loss) including noncontrolling interest	$(6,560)	$(6,720)
Adjustments to reconcile net income (loss) including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	12,828	13,824
Impairment	—	152
Deferred income taxes	792	689
Stock-based compensation expense	1,205	1,136
Noncash interest expense	2,616	3,018
Unrealized foreign currency (gain) loss on loans to international subsidiaries	(413)	816
Gain on repurchase of Senior Convertible Notes	(2,102)	—
Other, net	187	(245)
Changes in assets and liabilities
Receivables, prepaid expenses and other assets	(3,731)	6,296
Inventories	13,644	8,910
Manufacturer floorplan payable	52,048	186,563
Accounts payable, customer deposits, accrued expenses and other long-term liabilities	(18,273)	(21,444)
Income taxes	8,194	(7,426)
Net Cash Provided by Operating Activities	60,435	185,569
Investing Activities
Rental fleet purchases	(2,156)	(250)
Property and equipment purchases (excluding rental fleet)	(2,750)	(3,910)
Proceeds from sale of property and equipment	1,383	2,201
Proceeds upon settlement of net investment hedge derivative instruments	—	337
Other, net	(66)	133
Net Cash Used for for Investing Activities	(3,589)	(1,489)
Financing Activities
Net change in non-manufacturer floorplan payable	(66,856)	(190,744)
Repurchase of Senior Convertible Notes	(24,983)	—
Proceeds from long-term debt borrowings	—	20,058
Principal payments on long-term debt	(1,349)	(44,468)
Loan provided to noncontrolling interest holder	(2,148)	—
Other, net	(56)	(573)
Net Cash Used for Financing Activities	(95,392)	(215,727)
Effect of Exchange Rate Changes on Cash	171	(465)
Net Change in Cash	(38,375)	(32,112)
Cash at Beginning of Period	89,465	127,528
Cash at End of Period	$51,090	$95,416
Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period
Income taxes, net of refunds	$(12,915)	$4,093
Interest	$11,084	$13,401
Supplemental Disclosures of Noncash Investing and Financing Activities
Net property and equipment financed with long-term debt, accounts payable and accrued liabilities	$2,381	$612
Long-term debt extinguished upon sale of property and equipment	$—	$3,315
Net transfer of assets from property and equipment to inventories	$2,065	$6,871
Acquisition of noncontrolling interest through satisfaction of outstanding receivables	$4,324	$—

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1—BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The quarterly operating results for Titan Machinery Inc. (the “Company”) are subject to fluctuation due to varying weather patterns, which may impact the timing and amount of equipment purchases, rentals, and after-sales parts and service purchases by the Company’s Agriculture, Construction and International customers. Therefore, operating results for the six-month period ended July 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2017. The information contained in the balance sheet as of January 31, 2016 was derived from the audited financial statements for the Company for the year then ended. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016 as filed with the SEC.
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
In June 2016, the Company acquired all of the outstanding ownership interest held by the non-controlling interest holder of the Company's Bulgarian subsidiary. Total consideration, which amounted to $4.3 million, was in the form of the satisfaction of outstanding receivables owed to the Company by the noncontrolling interest holder. As the Company had a controlling interest in the Bulgarian subsidiary prior to the acquisition, the acquisition was accounted for as an equity transaction which resulted in a decrease in the Company's additional paid-in capital in the amount of $3.7 million and a decrease in the Company's accumulated other comprehensive income in the amount of $0.2 million. Subsequent to this acquisition, all of the Company's subsidiaries are wholly-owned.
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
The following table sets forth the calculation of the denominator for basic and diluted EPS:

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
	(in thousands, except per share data)		(in thousands, except per share data)
Basic Weighted-Average Common Shares Outstanding	21,205	21,105	21,204	21,075
Plus: Incremental Shares From Assumed Exercise of Stock Options	—	112	—	—
Diluted Weighted-Average Common Shares Outstanding	21,205	21,217	21,204	21,075

Anti-Dilutive Shares Excluded From Diluted Weighted-Average Common Shares Outstanding:
Stock Options	138	112	148	208
Shares Underlying Senior Convertible Notes (conversion price of $43.17)	2,777	3,474	2,777	3,474

Earnings (Loss) per Share - Basic	$(0.12)	$—	$(0.29)	$(0.29)
Earnings (Loss) per Share - Diluted	$(0.12)	$—	$(0.29)	$(0.29)
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
In July 2015, the FASB amended authoritative guidance on accounting for the measurement of inventory, codified in ASC 330, Inventory. The amended guidance requires inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company will adopt this guidance on February 1, 2017. Under the current guidance for measuring inventory, the Company recognizes lower-of-cost-or-market adjustments using a definition of market value as net realizable value reduced by an allowance for a normal profit margin. Upon implementation of the new authoritative guidance, market is defined solely as net realizable value. The Company does not anticipate that the adoption of this guidance will have a material effect on its consolidated financial statements.
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
In March 2016, the FASB amended authoritative guidance on stock-based compensation, codified in ASC 718, Compensation - Stock Compensation. The amended guidance changes the accounting for certain aspects of share-based payments, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statements of cash flows. The Company will adopt this guidance on February 1, 2017. The manner of application varies by the various provisions of the guidance, with certain provisions applied on a retrospective or modified retrospective approach, while others are applied prospectively. The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

NOTE 2—INVENTORIES

	July 31, 2016	January 31, 2016
	(in thousands)
New equipment	$354,009	$323,393
Used equipment	228,740	267,893
Parts and attachments	85,920	87,807
Work in process	13,380	10,371
	$682,049	$689,464
NOTE 3—PROPERTY AND EQUIPMENT

	July 31, 2016	January 31, 2016
	(in thousands)
Rental fleet equipment	$135,325	$137,754
Machinery and equipment	22,927	23,051
Vehicles	37,004	36,537
Furniture and fixtures	38,481	38,149
Land, buildings, and leasehold improvements	63,472	63,460
	297,209	298,951
Less accumulated depreciation	(122,613)	(115,772)
	$174,596	$183,179

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
As of July 31, 2016, the Company had discretionary floorplan lines of credit for equipment inventory purchases totaling approximately $1.0 billion, which includes a $275.0 million Floorplan Line with Wells Fargo Bank, National Association ("Wells Fargo"), a $450.0 million credit facility with CNH Industrial Capital, a $110.0 million credit facility with

DLL Finance LLC ("DLL Finance") and the U.S. dollar equivalent of $118.5 million in credit facilities related to our foreign subsidiaries. Floorplan payables relating to these credit facilities totaled approximately $417.7 million of the total floorplan payable balance of $430.8 million outstanding as of July 31, 2016 and $420.7 million of the total floorplan payable balance of $444.8 million outstanding as of January 31, 2016; the remaining outstanding balances relate to equipment inventory financing from manufacturers and non-manufacturer lenders other than the aforementioned lines of credit. As of July 31, 2016, the interest-bearing U.S. floorplan payables carried various interest rates primarily ranging from 2.70% to 5.90%, and the foreign floorplan payables carried various interest rates primarily ranging from 1.50% to 7.70%.
Working Capital Revolver Line
As of July 31, 2016, the Company had a $75 million Working Capital Revolver Line under the Credit Facility with Wells Fargo. The Company had no amount outstanding on this Working Capital Revolver Line as of July 31, 2016 and January 31, 2016.
NOTE 5—SENIOR CONVERTIBLE NOTES
The Company’s 3.75% Senior Convertible Notes issued on April 24, 2012 (“Senior Convertible Notes”) consisted of the following:

	July 31, 2016	January 31, 2016
	(in thousands except conversion rate and conversion price)
Principal value	$119,900	$150,000
Unamortized debt discount	(9,589)	(13,946)
Unamortized debt issuance costs	(1,300)	(1,909)
Carrying value of Senior Convertible Notes	$109,011	$134,145

Carrying value of equity component, net of deferred taxes	$14,520	$15,546

Conversion rate (shares of common stock per $1,000 principal amount of notes)	23.1626
Conversion price (per share of common stock)	$43.17
In April 2016, the Company repurchased $30.1 million face value ($27.1 million carrying value) of its Senior Convertible Notes with $25.0 million in cash, and recognized a pre-tax gain of approximately $2.1 million in the first quarter of fiscal 2017. This gain is included in other interest expense in the consolidated statements of operations.
The Company recognized interest expense associated with its Senior Convertible Notes as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Cash Interest Expense
Coupon interest expense	$1,124	$1,407	$2,461	$2,813
Noncash Interest Expense
Amortization of debt discount	793	926	1,703	1,820
Amortization of transaction costs	114	138	247	274
	$2,031	$2,471	$4,411	$4,907
The Senior Convertible Notes mature on May 1, 2019, unless earlier purchased by the Company, redeemed or converted. As of July 31, 2016, the unamortized debt discount will be amortized over a remaining period of approximately 2.8 years. As of July 31, 2016 and January 31, 2016, the if-converted value of the Senior Convertible Notes did not exceed the principal balance. The effective interest rate of the liability component was equal to 7.3% for each of the statements of operations periods presented.

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
The following table sets forth the notional value of the Company's outstanding derivative instruments.

	Notional Amount as of:
	July 31, 2016	January 31, 2016
	(in thousands)
Cash flow hedges:
Interest rate swap	$100,000	$100,000
Derivatives not designated as hedging instruments:
Foreign currency contracts	21,495	13,148

The following table sets forth the fair value of the Company’s outstanding derivative instruments. Asset derivatives are included in prepaid expenses and other in the consolidated balance sheets, and liability derivatives are included in accrued expenses in the consolidated balance sheets.

	Fair Value as of:
	July 31, 2016	January 31, 2016
	(in thousands)
Asset Derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	$—	$125
Total Asset Derivatives	$—	$125

Liability Derivatives:
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate swap	$2,600	$2,836
Derivatives not designated as hedging instruments:
Foreign currency contracts	389	—
Total Liability Derivatives	$2,989	$2,836
The following table sets forth the gains and losses (before the related income tax effects) recognized in other comprehensive income (loss) ("OCI") and income (loss) related to the Company’s derivative instruments for the three and six months ended July 31, 2016 and 2015, respectively.

	Three Months Ended July 31,				Six Months Ended July 31,
	2016		2015		2016		2015
	OCI	Income (Loss)	OCI	Income (Loss)	OCI	Income (Loss)	OCI	Income (Loss)
	(in thousands)				(in thousands)
Dervatives Designated as Hedging Instruments:
Net investment hedges:
Foreign currency contracts	$—	$—	$210	$—	$—	$—	$321	$—
Cash flow hedges:
Interest rate swap (a)	(356)	(360)	(105)	(454)	(500)	(731)	76	(884)
Foreign currency contracts (b)	—	—	—	—	—	—	—	(13)
Dervatives Not Designated as Hedging Instruments:
Foreign currency contracts (c)	—	626	—	723	—	(14)	—	805
Total Derivatives	$(356)	$266	$105	$269	$(500)	$(745)	$397	$(92)

(a) No ineffectiveness was recognized for the three and six months ended July 31, 2016, and the amounts are included in floorplan interest expense in the consolidated statements of operations. Included in the Income (Loss) amounts for the three and six months ended July 31, 2015, is hedge ineffectiveness loss of $0.1 million. This expense was recorded in interest income and other income (expense) in the consolidated statement of operations. The remaining amounts for the three and six months ended July 31, 2015 are reclassification amounts from accumulated other comprehensive income and are recorded in floorplan interest expense in the consolidated statements of operations.
(b) Amounts are included in Cost of revenue - equipment in the consolidated statements of operations.
(c) Amounts are included in Interest income and other income (expense) in the consolidated statements of operations.
No components of the Company's net investment or cash flow hedging instruments were excluded from the assessment of hedge ineffectiveness.

As of July 31, 2016, the Company had $2.6 million in pre-tax net unrealized losses associated with its interest rate swap cash flow hedging instrument recorded in accumulated other comprehensive income. The Company expects that $1.3 million of pre-tax unrealized losses associated with its interest rate swap will be reclassified into income over the next 12 months.
NOTE 7—FAIR VALUE OF FINANCIAL INSTRUMENTS
The assets and liabilities which are measured at fair value on a recurring basis as of July 31, 2016 and January 31, 2016 are as follows:

	July 31, 2016				January 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)				(in thousands)
Financial Assets
Foreign currency contracts	$—	$—	$—	$—	$—	$125	$—	$125
Total Financial Assets	$—	$—	$—	$—	$—	$125	$—	$125

Financial Liabilities
Interest rate swap	$—	$2,600	$—	$2,600	$—	$2,836	$—	$2,836
Foreign currency contracts	—	389	—	389	—	—	—	—
Total Financial Liabilities	$—	$2,989	$—	$2,989	$—	$2,836	$—	$2,836
The valuation for the Company's foreign currency contracts and interest rate swap derivative instruments were valued using discounted cash flow analyses, an income approach, utilizing readily observable market data as inputs.
The Company also has financial instruments that are not recorded at fair value in its consolidated financial statements. The carrying amount of cash, receivables, payables, short-term debt and other current liabilities approximates fair value because of the short maturity and/or frequent repricing of those instruments, which are Level 2 fair value inputs. Based upon current borrowing rates with similar maturities, which are Level 2 fair value inputs, the carrying value of long-term debt approximates the fair value as of July 31, 2016 and January 31, 2016, respectively. The following table provides details on the Senior Convertible Notes as of July 31, 2016 and January 31, 2016. The difference between the face value and the carrying value of these notes is the result of the allocation between the debt and equity components, and unamortized debt issuance costs. Fair value of the Senior Convertible Notes was estimated based on Level 2 fair value inputs.

	July 31, 2016			January 31, 2016
	Estimated Fair Value	Carrying Value	Face Value	Estimated Fair Value	Carrying Value	Face Value
	(in thousands)			(in thousands)
Senior convertible notes	$102,000	$109,011	$119,900	$105,000	$134,145	$150,000

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
Certain financial information for each of the Company’s business segments is set forth below.

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Revenue
Agriculture	$153,713	$209,449	$332,520	$449,304
Construction	83,132	81,407	161,133	162,578
International	41,488	43,334	69,540	75,504
Total	$278,333	$334,190	$563,193	$687,386

Income (Loss) Before Income Taxes
Agriculture	$(4,325)	$(2,440)	$(8,083)	$(3,526)
Construction	626	(937)	(1,418)	(4,502)
International	(175)	946	(692)	(3,425)
Segment income (loss) before income taxes	(3,874)	(2,431)	(10,193)	(11,453)
Shared Resources	(675)	1,952	(156)	2,148
Total	$(4,549)	$(479)	$(10,349)	$(9,305)

	July 31, 2016	January 31, 2016
	(in thousands)
Total Assets
Agriculture	$515,191	$557,579
Construction	275,630	294,891
International	133,994	109,706
Segment assets	924,815	962,176
Shared Resources	59,991	85,699
Total	$984,806	$1,047,875

NOTE 9—STORE CLOSINGS AND REALIGNMENT COSTS
Exit costs associated with the Company's store closings and realignment activities are summarized in the following table. Such costs are included in Impairment and Realignment Costs in the consolidated statements of operations.

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Agriculture Segment
Lease termination costs (a)	$32	$(160)	$(120)	$91
Employee severance costs	—	29	—	333
Impairment of fixed assets, net of gains on asset disposition	—	96	—	96
Asset relocation and other closing costs	—	8	—	93
	$32	$(27)	$(120)	$613
Construction Segment
Lease termination costs (a)	$(8)	$—	$(8)	$261
Employee severance costs	—	(18)	21	240
Impairment of fixed assets, net of gains on asset disposition	—	(80)	—	10
Asset relocation and other closing costs	—	14	—	68
	$(8)	$(84)	$13	$579
Shared Resource Center
Lease termination costs (a)	$—	$—	$—	$49
Employee severance costs	—	—	378	187
Impairment of fixed assets, net of gains on asset disposition	—	7	—	69
	$—	$7	$378	$305
Total
Lease termination costs (a)	$24	$(160)	$(128)	$401
Employee severance costs	—	11	399	760
Impairment of fixed assets, net of gains on asset disposition	—	23	—	175
Asset relocation and other closing costs	—	22	—	161
	$24	$(104)	$271	$1,497

(a) Net of gain on changes in lease termination accrual assumptions
A reconciliation of the beginning and ending exit cost liability balance, which is included in accrued expenses in the consolidated balance sheets, follows:

Amount
(in thousands)
Balance, January 31, 2016	$660
Exit costs incurred and charged to expense
Lease termination costs	(128)
Employee severance costs	399
Exit costs paid
Lease termination costs	(343)
Employee severance costs	(399)
Balance, July 31, 2016	$189

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
The components of income (loss) before income taxes are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
U.S.	$(4,375)	$(1,396)	$(9,657)	$(5,884)
Foreign	(174)	917	(692)	(3,421)
Total	$(4,549)	$(479)	$(10,349)	$(9,305)
A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
U.S. statutory rate	(35.0)%	(35.0)%	(35.0)%	(35.0)%
Foreign statutory rates	1.7%	(56.8)%	1.9%	8.2%
State taxes on income net of federal tax benefit	(4.2)%	(4.2)%	(4.2)%	(4.2)%
Change in valuation allowance	(19.8)%	(389.1)%	(4.3)%	15.4%
Tax effect of Ukrainian hryvnia devaluation(a)	17.4%	352.2%	3.5%	(9.1)%
All other, net	(0.7)%	(2.6)%	1.5%	(3.1)%
	(40.6)%	(135.5)%	(36.6)%	(27.8)%

(a) Represents the tax impact of differences in foreign currency losses recognized as the result of Ukrainian hryvnia devaluation between Ukrainian taxable income (loss) and financial reporting income (loss).
NOTE 11— SUBSEQUENT EVENTS
As a result of our equipment inventory reduction and related reduction in floorplan financing needs, in August 2016, the Company provided notice to Wells Fargo of its election to reduce the maximum credit amount available under the Second Amended and Restated Credit Agreement from an aggregate $350.0 million to an aggregate $275.0 million, comprised of a $65.0 million reduction in the Floorplan Payable Line, from $275.0 million to $210.0 million, and a $10.0 million reduction in the Working Capital Line, from $75.0 million to $65.0 million.  Also in August 2016, the Company elected to reduce the maximum credit amount available under its credit facility with DLL Finance, from $110.0 million to $90.0 million. As a result of these reductions, the Company’s total discretionary floorplan lines of credit for equipment purchases was reduced from approximately $1.0 billion to approximately $915.0 million.

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim unaudited consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report, and the audited consolidated financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended January 31, 2016.

Realignment Costs
We recognized $0.3 million and $1.5 million in realignment costs during the six months ended July 31, 2016 and 2015, respectively. To better align our cost structure and re-balance staffing levels with the evolving needs of the business, in March 2015, we approved a realignment plan that reduced our headcount by approximately 14%, which included headcount reductions at stores in each of our operating segments and our Shared Resource Center, as well as from the closing of three Agriculture stores and one Construction store. Our remaining stores in each of the respective areas assumed the distribution rights for the CNH Industrial brand previously held by the closed stores. See also the Non-GAAP Financial Measures section below for the impact of these costs on adjusted net income (loss) and non-GAAP Diluted EPS.
Foreign Currency Remeasurement Losses
In February of 2014, the National Bank of Ukraine terminated the currency peg of the Ukrainian hryvnia ("UAH") to the USD; subsequent to the decoupling and as a result of the economic and political conditions present in the country, the UAH experienced significant devaluation from the date the currency peg was terminated through July 2015, and continued to experience more modest volatility through April 2016. We recognized foreign currency remeasurement losses resulting from a devaluation of the UAH totaling $0.1 million and $2.1 million for the six months ended July 31, 2016 and 2015, respectively. These losses are included in interest income and other income (expense) in our consolidated statements of operations. See also the Non-GAAP Financial Measures section below for impact of these costs on adjusted net income (loss) and non-GAAP Diluted EPS.
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
The agriculture industry has been experiencing challenging conditions such as decreases in agricultural commodity prices and net farm income, which, among other things, have a negative effect on customer sentiment and our customers' ability to secure financing for their equipment purchases. Changes in actual or anticipated net farm income generally have a direct correlation with agricultural equipment purchases by farmers. In August 2016, the U.S. Department of Agriculture ("USDA") published its U.S. farm financial indicators projections of a 12.9% decrease in net farm income from calendar year 2014 to 2015 and an additional 11.5% decrease in calendar year 2016. These industry conditions have negatively impacted our customer demand, resulting in decreased same-store sales and equipment revenue and an oversupply of equipment inventory in the agriculture industry in fiscal 2017.
Certain of our Construction stores, particularly those in the northern and western parts of our footprint, are impacted by the strength of the oil industry. The significant decrease in oil prices, which began in the third quarter of fiscal 2015 and continued through the first six months of fiscal 2017, has caused a decrease in oil production and infrastructure activity in these areas. In addition, the aforementioned agriculture industry conditions have also led to a reduction of purchases of construction equipment by customers in the agriculture industry, negatively affecting certain of our Construction stores. These factors have reduced demand for equipment purchases, equipment rentals, and service work and parts and have caused an oversupply of equipment inventory and rental fleet equipment in these areas.
Our net loss attributable to Titan Machinery Inc. common stockholders was $2.5 million, or $0.12 per diluted share, for the three months ended July 31, 2016, compared to net income attributable to Titan Machinery Inc. common stockholders of$0.0 million, or $0.00 per diluted share, for the three months ended July 31, 2015. Our non-GAAP diluted loss per share was $0.12 for the three months ended July 31, 2016, compared to non-GAAP diluted earnings per share of $0.00 for the three months ended July 31, 2015. See the Non-GAAP Financial Measures section below for a reconciliation of these non-GAAP measures to the most comparable GAAP measures. Significant factors impacting the quarterly comparisons were:

•
Revenue decreased 16.7% for the second quarter of fiscal 2017, as compared to the second quarter last year, mainly driven by a decrease in Agriculture same-store sales, which primarily resulted from a decrease in equipment revenue;

•
Total gross profit margin increased to 19.0% for the second quarter of fiscal 2017, as compared to 18.6% for the second quarter of fiscal 2016, primarily caused by a change in gross profit mix to our higher-margin parts and service businesses, but partially offset by lower equipment gross profit margins resulting from the challenging industry conditions;

•
Floorplan interest expense decreased 19.8% in the second quarter of fiscal 2017, as compared to the second quarter last year, primarily due to a decrease in our average interest-bearing inventory in the second quarter of fiscal 2017; other interest expense decreased 17.4% in the second quarter of fiscal 2017, as compared to the second quarter last year, due to interest savings resulting from the repurchase of $30.1 million of our Senior Convertible Notes in April 2016;

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

Comparative financial data for each of our four sources of revenue are expressed below.

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
	(dollars in thousands)		(dollars in thousands)
Equipment
Revenue	$173,301	$221,016	$358,175	$465,999
Cost of revenue	160,906	203,152	331,230	430,185
Gross profit	$12,395	$17,864	$26,945	$35,814
Gross profit margin	7.2%	8.1%	7.5%	7.7%
Parts
Revenue	$58,336	$62,081	$115,845	$123,601
Cost of revenue	41,118	43,382	81,619	86,953
Gross profit	$17,218	$18,699	$34,226	$36,648
Gross profit margin	29.5%	30.1%	29.5%	29.7%
Service
Revenue	$31,296	$32,842	$62,288	$65,744
Cost of revenue	12,045	12,327	23,645	23,687
Gross profit	$19,251	$20,515	$38,643	$42,057
Gross profit margin	61.5%	62.5%	62.0%	64.0%
Rental and other
Revenue	$15,400	$18,251	$26,885	$32,042
Cost of revenue	11,331	13,260	20,218	24,057
Gross profit	$4,069	$4,991	$6,667	$7,985
Gross profit margin	26.4%	27.3%	24.8%	24.9%
The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Revenue
Equipment	62.3%	66.1%	63.6%	67.8%
Parts	21.0%	18.6%	20.6%	18.0%
Service	11.2%	9.8%	11.1%	9.6%
Rental and other	5.5%	5.5%	4.7%	4.6%
Total Revenue	100.0%	100.0%	100.0%	100.0%
Total Cost of Revenue	81.0%	81.4%	81.1%	82.2%
Gross Profit Margin	19.0%	18.6%	18.9%	17.8%
Operating Expenses	18.5%	16.6%	18.8%	16.4%
Impairment and Realignment Costs	—%	—%	0.1%	0.2%
Income from Operations	0.5%	2.0%	—%	1.2%
Other Income (Expense)	(2.1)%	(2.1)%	(1.8)%	(2.6)%
Income (Loss) Before Income Taxes	(1.6)%	(0.1)%	(1.8)%	(1.4)%
Provision for (Benefit from) Income Taxes	(0.6)%	(0.2)%	(0.6)%	(0.4)%
Net Income (Loss) Including Noncontrolling Interest	(1.0)%	0.1%	(1.2)%	(1.0)%
Less: Net Income (Loss) Attributable to Noncontrolling Interest	(0.1)%	—%	(0.1)%	(0.1)%
Net Income (Loss) Attributable to Titan Machinery Inc.	(0.9)%	—%	(1.1)%	(0.9)%
Three Months Ended July 31, 2016 Compared to Three Months Ended July 31, 2015
Consolidated Results
Revenue

	Three Months Ended July 31,			Percent
	2016	2015	(Decrease)	Change
	(dollars in thousands)
Equipment	$173,301	$221,016	$(47,715)	(21.6)%
Parts	58,336	62,081	(3,745)	(6.0)%
Service	31,296	32,842	(1,546)	(4.7)%
Rental and other	15,400	18,251	(2,851)	(15.6)%
Total Revenue	$278,333	$334,190	$(55,857)	(16.7)%

The decrease in revenue for the second quarter of fiscal 2017 was primarily due to a decrease in same-store sales of 16.5% over the comparable prior year period. This decrease was mainly driven by a decrease in Agriculture same-store sales of 26.4% in the second quarter of fiscal 2017, which primarily resulted from a decrease in equipment revenue. These decreases in same-store sales were primarily the result of the challenging industry conditions facing our Agriculture segment discussed in the Overview section above. The Construction industry conditions led to lower rental and other revenue, particularly in our Construction stores in oil production areas.

Gross Profit

	Three Months Ended July 31,		Increase/	Percent
	2016	2015	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$12,395	$17,864	$(5,469)	(30.6)%
Parts	17,218	18,699	(1,481)	(7.9)%
Service	19,251	20,515	(1,264)	(6.2)%
Rental and other	4,069	4,991	(922)	(18.5)%
Total Gross Profit	$52,933	$62,069	$(9,136)	(14.7)%
Gross Profit Margin
Equipment	7.2%	8.1%	(0.9)%	(11.1)%
Parts	29.5%	30.1%	(0.6)%	(2.0)%
Service	61.5%	62.5%	(1.0)%	(1.6)%
Rental and other	26.4%	27.3%	(0.9)%	(3.3)%
Total Gross Profit Margin	19.0%	18.6%	0.4%	2.2%
Gross Profit Mix
Equipment	23.4%	28.8%	(5.4)%	(18.8)%
Parts	32.5%	30.1%	2.4%	8.0%
Service	36.4%	33.1%	3.3%	10.0%
Rental and other	7.7%	8.0%	(0.3)%	(3.8)%
Total Gross Profit Mix	100.0%	100.0%

The $9.1 million decrease in gross profit for the second quarter of fiscal 2017, as compared to the same period last year, was primarily due to a decrease in revenue and a decrease in equipment gross profit margins resulting from challenging Agriculture industry conditions. The increase in total gross profit margin from 18.6% for the second quarter of fiscal 2016 to 19.0% for the second quarter of fiscal 2017 was mainly due to a change in gross profit mix to our higher-margin parts and service businesses.
Our company-wide absorption remained consistent at 78.0% for the second quarter of fiscal 2017 compared to 77.9% during the same period last year as our decrease in gross profit from parts, service and rental and other in fiscal 2017 was offset by a reduction in our fixed operating costs and lower floorplan interest expense.
Operating Expenses

	Three Months Ended July 31,		Increase/	Percent
	2016	2015	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$51,487	$55,385	$(3,898)	(7.0)%
Operating Expenses as a Percentage of Revenue	18.5%	16.6%	1.9%	11.4%
The $3.9 million decrease in operating expenses, as compared to the same period last year, was primarily the result of various cost saving measures implemented in light of the challenging industry conditions present in both our agriculture and construction industries, and a decrease in commission expense in the second quarter of fiscal 2017 relative to the prior year due to the decrease in equipment gross profit. The increase in operating expenses as a percentage of total revenue was primarily due to the decrease in total revenue in the second quarter of fiscal 2017, as compared to the second quarter of fiscal 2016, which negatively affected our ability to leverage our fixed operating costs.
Impairment and Realignment Costs

	Three Months Ended July 31,			Percent
	2016	2015	Decrease	Change
	(dollars in thousands)
Impairment and Realignment Costs	$24	$(104)	$128	123.1%

The realignment costs recognized in the second quarters of fiscal 2017 and 2016 arose as the result of our realignment plans and associated exit costs, including accruals for lease terminations and remaining lease obligations, employee severance costs, the impairment of certain fixed assets, and the costs associated with relocating certain assets of our closed stores. See the Realignment Costs section above for further details on our store realignment plans and associated exit costs, and the Non-GAAP Financial Measures section below for the impact of these amounts on adjusted net income (loss) and non-GAAP Diluted EPS.
Other Income (Expense)

	Three Months Ended July 31,		Increase/	Percent
	2016	2015	(Decrease)	Change
	(dollars in thousands)
Interest income and other income (expense)	$612	$837	$(225)	(26.9)%
Floorplan interest expense	(3,806)	(4,744)	(938)	(19.8)%
Other interest expense	(2,777)	(3,360)	(583)	(17.4)%
The decrease in floorplan interest expense for the second quarter of fiscal 2017, as compared to the second quarter of fiscal 2016, was primarily due to a decrease in our average interest-bearing inventory in the second quarter of fiscal 2017. The decrease in other interest expense is primarily from interest savings resulting from the repurchase of $30.1 million of our Senior Convertible Notes in April 2016.
Provision for (Benefit from) Income Taxes

	Three Months Ended July 31,			Percent
	2016	2015	Increase	Change
	(dollars in thousands)
Provision for (Benefit from) Income Taxes	$(1,847)	$(649)	$1,198	184.6%

Our effective tax rate was 40.6% for the second quarter of fiscal 2017 and 135.5% for the same period last year. The difference in our effective tax rate is primarily due to the change in mix of our domestic and foreign losses before income taxes in relation to our total loss before income taxes. In addition, as the majority of our foreign operations have full valuation allowances on deferred tax assets including net operating losses, they do not recognize any income tax expense or benefit. See Note 10 to our consolidated financial statements for further details on our effective tax rate and the components of income (loss) before income taxes.
Segment Results
Certain financial information for our Agriculture, Construction and International business segments is set forth below. “Shared Resources” in the table below refers to the various unallocated income/(expense) items that we have retained at the general corporate level. Revenue between segments is immaterial.

	Three Months Ended July 31,		Increase/	Percent
	2016	2015	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$153,713	$209,449	$(55,736)	(26.6)%
Construction	83,132	81,407	1,725	2.1%
International	41,488	43,334	(1,846)	(4.3)%
Total	$278,333	$334,190	$(55,857)	(16.7)%

Income (Loss) Before Income Taxes
Agriculture	$(4,325)	$(2,440)	$(1,885)	(77.3)%
Construction	626	(937)	1,563	166.8%
International	(175)	946	(1,121)	(118.5)%
Segment income (loss) before income taxes	(3,874)	(2,431)	(1,443)	(59.4)%
Shared Resources	(675)	1,952	(2,627)	(134.6)%
Total	$(4,549)	$(479)	$(4,070)	(849.7)%
Agriculture
Agriculture segment revenue for the second quarter of fiscal 2017 decreased 26.6% compared to the same period last year. The revenue decrease was due to a same-store sales decrease of 26.4% over the second quarter of fiscal 2016, which was primarily caused by a decrease in equipment revenue, largely resulting from the challenging industry conditions discussed in the Overview section above.
Agriculture segment loss before income taxes was $4.3 million for the second quarter of fiscal 2017 compared to $2.4 million for the second quarter of fiscal 2016. The decline in segment results is primarily due to the aforementioned decrease in equipment revenue, but partially offset by decreases in operating expenses and floorplan interest expense. The decrease in operating expenses is the result of cost saving measures implemented in light of the challenging industry conditions, and a decrease in commission expense due to the decrease in equipment gross profit. The decrease in floorplan interest expense is the result of decrease in our average interest-bearing inventory in the second quarter of fiscal 2017.
Construction
Construction segment revenue for the second quarter of fiscal 2017 increased 2.1% compared to the same period last year.
Our Construction segment income before income taxes was $0.6 million for the second quarter of fiscal 2017 compared to a loss before income taxes of $0.9 million for the second quarter of fiscal 2016. The improvement in segment results was primarily due to decreases in operating expenses and floorplan interest expense. The decrease in operating expenses reflects costs savings from various measures implemented in light of the challenging industry conditions, and the decrease in floorplan interest expense is the result of decrease in our average interest-bearing inventory in the second quarter of fiscal 2017. The dollar utilization of our rental fleet decreased slightly from 26.0% in the second quarter of fiscal 2016 to 25.3% in the second quarter of fiscal 2017.
International
International segment revenue for the second quarter of fiscal 2017 decreased 4.3% compared to the same period last year. The revenue decrease, which was primarily caused by a decrease in equipment revenue, was largely the result of continued low global commodity prices affecting customer demand.
Our International segment loss before income taxes was $0.2 million for the second quarter of fiscal 2017 compared to income before income taxes of $0.9 million for the same period last year. The decline in segment results was primarily due to the aforementioned decrease in equipment revenue.
Shared Resources/Eliminations
We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate these net expenses to our segments. Since these allocations are set early in the year, unallocated balances may occur.

Six Months Ended July 31, 2016 Compared to Six Months Ended July 31, 2015
Consolidated Results
Revenue

	Six Months Ended July 31,			Percent
	2016	2015	Decrease	Change
	(dollars in thousands)
Equipment	$358,175	$465,999	$(107,824)	(23.1)%
Parts	115,845	123,601	(7,756)	(6.3)%
Service	62,288	65,744	(3,456)	(5.3)%
Rental and other	26,885	32,042	(5,157)	(16.1)%
Total Revenue	$563,193	$687,386	$(124,193)	(18.1)%
The decrease in revenue for the first six months of fiscal 2017 was primarily due to a decrease in same-store sales of 17.6% over the comparable prior year period. The same-store sales decrease was mainly driven by a decrease in Agriculture same-store sales of 25.5%, which primarily resulted from a decrease in equipment revenue. These decreases in same-store sales were primarily the result of the challenging industry conditions facing our Agriculture segment discussed in the Overview section above. The Construction industry conditions led to lower rental and other revenue, particularly in our Construction stores in oil production areas.
Gross Profit

	Six Months Ended July 31,		Increase/	Percent
	2016	2015	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$26,945	$35,814	$(8,869)	(24.8)%
Parts	34,226	36,648	(2,422)	(6.6)%
Service	38,643	42,057	(3,414)	(8.1)%
Rental and other	6,667	7,985	(1,318)	(16.5)%
Total Gross Profit	$106,481	$122,504	$(16,023)	(13.1)%
Gross Profit Margin
Equipment	7.5%	7.7%	(0.2)%	(2.6)%
Parts	29.5%	29.7%	(0.2)%	(0.7)%
Service	62.0%	64.0%	(2.0)%	(3.1)%
Rental and other	24.8%	24.9%	(0.1)%	(0.4)%
Total Gross Profit Margin	18.9%	17.8%	1.1%	6.2%
Gross Profit Mix
Equipment	25.3%	29.2%	(3.9)%	(13.4)%
Parts	32.1%	29.9%	2.2%	7.4%
Service	36.3%	34.3%	2.0%	5.8%
Rental and other	6.3%	6.6%	(0.3)%	(4.5)%
Total Gross Profit Mix	100.0%	100.0%

The $16.0 million decrease in gross profit for the first six months of fiscal 2017, as compared to the same period last year, was primarily due to lower revenue. Total gross profit margin of 18.9% for the first six months of fiscal 2017 increased from the first six months of fiscal 2016, mainly due to a change in gross profit mix to our higher-margin parts and service businesses.
Our company-wide absorption for the first six months of fiscal 2017 was 75.0% compared to 75.6% during the same period last year. The decrease in gross profit from parts, service and rental and other in fiscal 2017 was offset by a reduction in our fixed operating costs from savings associated with our realignment plan implemented in the first quarter of fiscal 2016 and a reduction in our floorplan interest expense due to a decrease in our average interest-bearing inventory.
Operating Expenses

	Six Months Ended July 31,		Increase/	Percent
	2016	2015	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$105,989	$112,495	$(6,506)	(5.8)%
Operating Expenses as a Percentage of Revenue	18.8%	16.4%	2.4%	14.6%
The $6.5 million decrease in operating expenses, as compared to the same period last year, was primarily the result of our realignment plan implemented in the first quarter of fiscal 2016 in which we reduced our headcount by 14% and generated additional cost savings associated with the closing of four stores in the quarter. In addition, commission expense for the first six months of fiscal 2017 decreased relative to the same period last year due to the decrease in equipment gross profit. The increase in operating expenses as a percentage of total revenue was primarily due to the decrease in total revenue in the first six months of fiscal 2017, as compared to the same period last year, which negatively affected our ability to leverage our fixed operating costs.
Realignment Costs

	Six Months Ended July 31,			Percent
	2016	2015	Decrease	Change
	(dollars in thousands)
Impairment and Realignment Costs	$271	$1,497	$(1,226)	(81.9)%
The realignment costs recognized in each of the first six months of fiscal 2017 and fiscal 2016 arise as a result of our store realignment plans and associated exit costs, including accruals for lease terminations and remaining lease obligations, employee severance costs, the impairment of certain fixed assets, and the costs associated with relocating certain assets of our closed stores. See Note 9 to our consolidated financial statements for further details on our store realignment plans and associated exit costs, and the Non-GAAP Financial Measures section below for impact of these amounts on adjusted net income (loss) and non-GAAP Diluted EPS.
Other Income (Expense)

	Six Months Ended July 31,		Increase/	Percent
	2016	2015	(Decrease)	Change
	(dollars in thousands)
Interest income and other income (expense)	$749	$(1,287)	$2,036	158.2%
Floorplan interest expense	(7,549)	(9,343)	(1,794)	(19.2)%
Other interest expense	(3,770)	(7,187)	(3,417)	(47.5)%

The improvement in interest income and other income (expense) is primarily due to a decrease in foreign currency remeasurement losses in Ukraine, resulting from changes in the valuation of the Ukrainian hryvnia, which totaled $0.1 million and $2.1 million for the six months of fiscal 2017 and 2016, respectively. See the Non-GAAP Financial Measures section below for impact of the Ukraine foreign currency remeasurement losses on adjusted net income (loss) and non-GAAP Diluted EPS.

The decrease in floorplan interest expense for the first six months of fiscal 2017, as compared to the same period last year, was primarily due to a decrease in our average interest-bearing inventory in the first six months of fiscal 2017. The decrease in other interest expense is the result of a $2.1 million gain recognized in the first quarter of fiscal 2017 related to the repurchase of $30.1 million of our Senior Convertible Notes and the interest savings subsequent to the repurchase. In addition, in the first quarter of fiscal 2016, we recognized $0.5 million of expense related to the write-off of capitalized debt issuance costs related to amending our Wells Fargo credit facility. See the Non-GAAP Financial Measures section below for the impact of the gain on repurchase of Senior Convertible Notes and write-off of capitalized debt issuance costs on adjusted net income (loss) and non-GAAP Diluted EPS.

Provision for (Benefit from) Income Taxes

	Six Months Ended July 31,			Percent
	2016	2015	Increase	Change
	(dollars in thousands)
Provision for (Benefit from) Income Taxes	$(3,789)	$(2,585)	$1,204	46.6%

Our effective tax rate was 36.6% for the first six months of fiscal 2017 and 27.8% for the same period last year. The difference in our effective tax rate is primarily due to the change in mix of our domestic and foreign losses before income taxes in relation to our total loss before income taxes. In addition, as the majority of our foreign operations have full valuation allowances on deferred tax assets including net operating losses, they do not recognize any income tax expense or benefit. See Note 10 to our consolidated financial statements for further details on our effective tax rate and the components of income (loss) before income taxes.
Segment Results
Certain financial information for our Agriculture, Construction and International business segments is set forth below. “Shared Resources” in the table below refers to the various unallocated income/(expense) items that we have retained at the general corporate level. Revenue between segments is immaterial.

	Six Months Ended July 31,		Increase/	Percent
	2016	2015	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$332,520	$449,304	$(116,784)	(26.0)%
Construction	161,133	162,578	(1,445)	(0.9)%
International	69,540	75,504	(5,964)	(7.9)%
Total	$563,193	$687,386	$(124,193)	(18.1)%

Income (Loss) Before Income Taxes
Agriculture	$(8,083)	$(3,526)	$(4,557)	(129.2)%
Construction	(1,418)	(4,502)	3,084	68.5%
International	(692)	(3,425)	2,733	79.8%
Segment income (loss) before income taxes	(10,193)	(11,453)	1,260	11.0%
Shared Resources	(156)	2,148	(2,304)	(107.3)%
Total	$(10,349)	$(9,305)	$(1,044)	(11.2)%
Agriculture
Agriculture segment revenue for the first six months of fiscal 2017 decreased 26.0% compared to the same period last year. The revenue decrease was due to an Agriculture same-store sales decrease of 25.5% compared to the same period last year, which was primarily caused by a decrease in equipment revenue, largely resulting from the challenging industry conditions discussed in the Overview section above.
Agriculture segment loss before income taxes was $8.1 million for the first six months of fiscal 2017 compared to $3.5 million over the first six months of fiscal 2016. The decline in segment income is primarily due to the aforementioned decrease in equipment revenue, but partially offset by decreases in operating expenses and floorplan interest expense. The decrease in operating expenses is the result of the cost savings associated with our realignment plan implemented in the first quarter of fiscal 2016 and lower commission expense resulting from the decrease in equipment gross profit. The decrease in floorplan interest expense is the result of a decrease in our average interest-bearing inventory during the first six months of fiscal 2017 compared to the first six months of fiscal 2016.

Construction
Construction segment revenue for the first six months of fiscal 2017 was consistent with the same period last year.
Our Construction segment loss before income taxes was $1.4 million for the first six months of fiscal 2017 compared to $4.5 million for the first six months of fiscal 2016. This improvement was primarily due to decreases in operating expenses and floorplan interest expense. The decrease in operating expenses reflects cost savings associated with our realignment plan implemented in the first quarter of fiscal 2016 and the decrease in floorplan interest expense is the result of a decrease in our average interest-bearing inventory during the first six months of fiscal 2017 compared to the first six months of fiscal 2016. The dollar utilization of our rental fleet in the first six months of fiscal 2017 was 22.4%, consistent with the 22.5% in the first six months of fiscal 2016.
International
International segment revenue for the first six months of fiscal 2017 decreased 7.9% compared to the same period last year. The revenue decrease, which was primarily caused by a decrease in equipment revenue, was largely the result of continued low global commodity prices affecting customer demand.
Our International segment loss before income taxes was $0.7 million for the first six months of fiscal 2017 compared to $3.4 million for the same period last year. The reduction in segment loss before income taxes was primarily the result of a decrease in foreign currency remeasurement losses in Ukraine, which totaled $0.1 million and $2.1 million for the six months of fiscal 2017 and 2016, respectively. The reduction in revenue during the first six months of fiscal 2017 compared to the same period last year was offset by lower floorplan and other interest expense.
Shared Resources/Eliminations
We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate these net expenses to our segments. Since these allocations are set early in the year, unallocated balances may occur.
Non-GAAP Financial Measures
To supplement our net income (loss) attributable to Titan Machinery Inc. common stockholders and our earnings (loss) per share - diluted ("Diluted EPS"), both GAAP measures, we use adjusted net income (loss) attributable to Titan Machinery Inc. common stockholders and non-GAAP Diluted EPS, both non-GAAP measures, which exclude the impact of the gain on repurchase of Senior Convertible Notes, the write-off of debt issuance costs, costs associated with our realignment/store closings and foreign currency remeasurement losses in Ukraine resulting from a devaluation of the UAH. We believe that the presentation of adjusted net income (loss) attributable to Titan Machinery Inc. common stockholders and non-GAAP Diluted EPS is relevant and useful to our management and investors because it provides a measurement of earnings on activities that we consider to occur in the ordinary course of our business. Adjusted net income (loss) attributable to Titan Machinery Inc. common stockholders and non-GAAP Diluted EPS should be evaluated in addition to, and not considered a substitute for, or superior to, the most comparable GAAP measure. In addition, other companies may calculate these non-GAAP measures in a different manner, which may hinder comparability of our results with those of other companies.
Beginning in the second quarter of fiscal 2017, we discontinued incorporating foreign currency remeasurement losses in Ukraine into our non-GAAP calculations. The UAH remained relatively stable during the three-month period ending July 31, 2016 and therefore did not significantly impact our consolidated statement of operations during this period. Absent any future significant UAH volatility and resulting financial statement impact, we will not include Ukraine foreign currency remeasurement losses in our non-GAAP calculations in future periods. Any Ukraine remeasurement amounts included below occurred in periods prior to the second quarter of fiscal 2017.

The following tables reconcile (i) net income (loss) attributable to Titan Machinery Inc. common stockholders, a GAAP measure, to adjusted net income (loss) attributable to Titan Machinery Inc. common stockholders and (ii) Diluted EPS, a GAAP measure, to non-GAAP Diluted EPS:

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
	(dollars in thousands, except per share data)
Net Income (Loss) Attributable to Titan Machinery Inc. Common Stockholders
Net Income (Loss) Attributable to Titan Machinery Inc. Common Stockholders	$(2,469)	$6	$(6,087)	$(6,186)
Non-GAAP Adjustments
Gain on Repurchase of Senior Convertible Notes	—	—	(2,062)	—
Debt Issuance Cost Write-Off	—	—	—	529
Realignment / Store Closing Costs	24	(102)	266	1,470
Ukraine Remeasurement	—	62	191	2,066
Total Pre-Tax Income (Loss) Non-GAAP Adjustments	24	(40)	(1,605)	4,066
Less: Tax Effect of Non-GAAP Adjustments (1)	9	(40)	(719)	800
Total Non-GAAP Adjustments	15	—	(886)	3,266
Adjusted Net Income (Loss) Attributable to Titan Machinery Inc. Common Stockholders	$(2,454)	$6	$(6,973)	$(2,920)

Earnings (Loss) per Share - Diluted
Earnings (Loss) per Share - Diluted	$(0.12)	$—	$(0.29)	$(0.29)
Non-GAAP Adjustments
Gain on Repurchase of Senior Convertible Notes	—	—	(0.10)	—
Debt Issuance Cost Write-Off	—	—	—	0.03
Realignment / Store Closing Costs	—	—	0.01	0.07
Ukraine Remeasurement	—	—	0.01	0.10
Total Pre-Tax Income (Loss) Non-GAAP Adjustments	—	—	(0.08)	0.19
Less: Tax Effect of Non-GAAP Adjustments (1)	—	—	(0.03)	0.04
Total Non-GAAP Adjustments	—	—	(0.04)	0.15
Adjusted Earnings (Loss) per Share - Diluted	$(0.12)	$—	$(0.33)	$(0.14)
(1) The tax effect of Non-GAAP Adjustments was calculated using a 40% tax rate for all U.S. related items that was determined based on a 35% federal statutory rate and a blended state statutory rate of 5% and no tax effect for foreign related items as all of our foreign operations have full valuation allowances on deferred tax assets including net operating losses, therefore we are not recognizing any income tax expense or benefit.
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

Equipment Inventory and Floorplan Payable Credit Facilities
As of July 31, 2016, the Company had discretionary floorplan payable lines of credit for equipment purchases totaling approximately $1.0 billion, which included a $275.0 million Floorplan Payable Line with Wells Fargo, a $450.0 million credit facility with CNH Industrial Capital, a $110.0 million credit facility with DLL Finance and the U.S. dollar equivalent of $118.5 million in credit facilities related to our foreign subsidiaries. Floorplan payables relating to these credit facilities totaled approximately $417.7 million of the total floorplan payable balance of $430.8 million outstanding as of July 31, 2016.
As a result of our equipment inventory reduction and related reduction in floorplan financing needs, in August 2016, the Company provided notice to Wells Fargo of its election to reduce the maximum Floorplan Payable Line by $65.0 million, from $275.0 million to $210.0 million. Also in August 2016, the Company elected to reduce the maximum credit amount available under its credit facility with DLL Finance by $20.0 million, from $110.0 million to $90.0 million. As a result of these reductions, the Company's total discretionary floorplan lines of credit for equipment purchases was reduced from approximately $1.0 billion to approximately $915.0 million.
Our equipment inventory turnover was 1.2 for the four quarters ended July 31, 2016 compared to 1.3 for the four quarters ended July 31, 2015. While our equipment inventories, including amounts classified as held for sale, decreased 24.7% from July 31, 2015 to July 31, 2016, the decrease in turnover was the result of the lower equipment sales in the four-quarter period ended July 31, 2016. Our equity in equipment inventory, which reflects the portion of our equipment inventory balance that is not financed by floorplan payables, increased to 26.1% as of July 31, 2016 from 24.8% as of January 31, 2016.
Adequacy of Capital Resources
Our primary uses of cash have been to fund our strategic acquisitions and fund our operating activities, including the purchase of inventory, meeting our debt service requirements, providing working capital, making payments due under building space operating leases and manufacturer floorplan payables. Based on our current operational performance, we believe our cash flow from operations, available cash and available borrowings under our existing credit facilities will adequately provide our liquidity needs for, at a minimum, the next 12 months. Our main financing arrangements, in which we had discretionary floorplan lines of credit totaling approximately $1.0 billion as of July 31, 2016, are described in Note 4 of the notes to our consolidated financial statements. As of July 31, 2016, the Company was in compliance with the financial covenants under these agreements, and was not subject to the fixed charge coverage ratio covenant under the Wells Fargo Credit Facility. If anticipated operating results create the likelihood of a future covenant violation, we would expect to work with our lenders on an appropriate modification or amendment to our financing arrangements.
Cash Flow
Cash Flow Provided By Operating Activities
Net cash provided by operating activities was $60.4 million for the six months ended July 31, 2016, compared to net cash provided by operating activities of $185.6 million for the six months ended July 31, 2015. Net cash provided by operating activities for the six month periods ending July 31, 2016 and July 31, 2015 was primarily attributable to a changing mix of manufacturer versus non-manufacturer floorplan financing in which we increased our outstanding borrowings under our manufacturer financing facilities and decreased our amount outstanding under our non-manufacturer facilities.
We evaluate our cash flow from operating activities net of all floorplan activity and maintaining a constant level of equity in our equipment inventory. Taking these adjustments into account, our non-GAAP cash flow provided by operating activities was $1.1 million and $4.7 million for the six months ended July 31, 2016 and 2015, respectively. For reconciliation of this non-GAAP financial measure, please see the Non-GAAP Cash Flow Reconciliation below.
Cash Flow Used For Investing Activities
Net cash used for investing activities was $3.6 million for the six months ended July 31, 2016, compared to net cash used for investing activities of $1.5 million for the six months ended July 31, 2015. Cash used for investing activities was primarily for the purchase of rental fleet and property and equipment, net of any proceeds from the sale of property and equipment.
Cash Flow Used For Financing Activities
Net cash used for financing activities was $95.4 million for the six months ended July 31, 2016 compared to net cash used for financing activities of $215.7 million for the six months ended July 31, 2015. For the six months ended July 31, 2016, net cash used for financing activities was the result of the aforementioned change in financing mix of manufacturer versus non-manufacturer floorplan financing and the use of $25.0 million to repurchase Senior Convertible Notes. For the six months ended July 31, 2015, net cash used for financing activities primarily resulted from the aforementioned change in financing mix as well as an overall net reduction of long-term debt.
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
Our non-GAAP cash flow provided by operating activities is also impacted by the change in our equity in equipment inventory, which reflects the portion of our equipment inventory balance that is not financed by floorplan payables. Equity in equipment inventory increased to 26.1% as of July 31, 2016 from 24.8% as of January 31, 2016, and increased to 20.0% as of July 31, 2015 from 18.7% as of January 31, 2015. We analyze our cash flow provided by operating activities by assuming a constant level of equipment inventory financing throughout each respective fiscal year. The adjustment eliminates the impact of this fluctuation of equity in our equipment inventory, and is equal to the difference between our actual level of equity in equipment inventory at each period end presented on the consolidated statements of cash flows, compared to the actual level of equity in equipment inventory at the beginning of the fiscal year.
Non-GAAP cash flow provided by operating activities is a non-GAAP financial measure which is adjusted for changes in non-manufacturer floorplan payables and changes in the level of equity in equipment inventory. We believe that the presentation of non-GAAP cash flow provided by operating activities is relevant and useful to our investors because it provides information on activities we consider normal operations of our business, regardless of financing source and level of financing for our equipment inventory. The following table reconciles net cash provided by operating activities, a GAAP measure, to non-GAAP cash flow provided by operating activities, and net cash used for financing activities, a GAAP measure, to non-GAAP cash flow used for financing activities.

	Net Cash Provided by Operating Activities		Net Cash Used for Financing Activities
	Six Months Ended July 31, 2016	Six Months Ended July 31, 2015	Six Months Ended July 31, 2016	Six Months Ended July 31, 2015
	(in thousands)		(in thousands)
Cash Flow, As Reported	$60,435	$185,569	$(95,392)	$(215,727)
Net Change in Non-Manufacturer Floorplan Payable	(66,856)	(190,744)	66,856	190,744
Adjustment for Constant Equity in Equipment Inventory	7,520	9,844	—	—
Adjusted Cash Flow	$1,099	$4,669	$(28,536)	$(24,983)
Non-GAAP cash flow provided by operating activities and non-GAAP net cash used for financing activities should be evaluated in addition to, and not considered a substitute for, or superior to, the GAAP measures of net cash provided by (used for) operating and financing activities.
Certain Information Concerning Off-Balance Sheet Arrangements
As of July 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. In the normal course of our business activities, we lease real estate, vehicles and equipment under operating leases.
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
Interest Rate Risk
Exposure to changes in interest rates results from borrowing activities used to fund operations. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. We have both fixed and floating rate financing. Some of our floating rate credit facilities contain minimum rates of interest to be charged. Based upon our interest-bearing balances and interest rates as of July 31, 2016, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $2.0 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $2.0 million. At July 31, 2016, we had total floorplan payables of variable rate floorplan payable of $430.8 million, of which approximately $183.2 million was interest-bearing, $147.7 million was non-interest bearing and $100.0 million was effectively fixed rate due to our interest rate swap instrument. At July 31, 2016, we also had variable notes payable and long-term debt of $14.0 million, and fixed rate notes payable and long-term debt of $27.1 million.
Foreign Currency Exchange Rate Risk
Our foreign currency exposures arise as the result of our foreign operations. We are exposed to transactional foreign currency exchange rate risk through our foreign entities’ holding assets and liabilities denominated in currencies other than their functional currency. In addition, the Company is exposed to foreign currency transaction risk as a result of certain intercompany financing transactions. The Company attempts to manage its transactional foreign currency exchange rate risk through the use of derivative financial instruments, primarily foreign exchange forward contracts, or through natural hedging instruments. Based upon balances and exchange rates as of July 31, 2016, holding other variables constant, we believe that a hypothetical 10% increase or decrease in all applicable foreign exchange rates would not have a material impact on our results of operations or cash flows. As of July 31, 2016, our Ukrainian subsidiary had $1.3 million of net monetary assets denominated in Ukrainian hryvnia (UAH). We have attempted to minimize our net monetary asset position through reducing overall asset levels in Ukraine and through borrowing in UAH which serves as a natural hedging instrument offsetting our net UAH denominated assets. At certain times, currency and payment controls imposed by the National Bank of Ukraine have limited our ability to manage our net monetary asset position. The UAH devalued significantly during the six month period ended July 31, 2015, but has remained relatively stable since that time. Continued and significant devaluation of the UAH could have a material impact on our results of operations and cash flows.
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
ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not have any unregistered sales of equity securities during the fiscal quarter ended July 31, 2016.
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

Dated:	September 1, 2016
TITAN MACHINERY INC.

		By	/s/ Mark Kalvoda
Mark Kalvoda
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX
TITAN MACHINERY INC.
FORM 10-Q

No.	Description

10.1	Amendment No. 4 to the Amended and Restated Wholesale Financing Plan, dated as of August 31, 2016, by and among the registrant and DLL Finance LLC (f/k/a Agricredit Acceptance LLC).

10.2	Amendment dated September 1, 2016 to the Amended and Restated Employment Agreement, dated September 4, 2015 between Mark Kalvoda and the registrant.+

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended July 31, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

+ Management compensatory plan or arrangement