Form 10-Q
period 2016-10-31
Titan Machinery Inc.
filed 2016-12-08
CIK 1409171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

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

The number of shares outstanding of the registrant’s common stock as of November 30, 2016 was: Common Stock, $0.00001 par value, 21,819,309 shares.

TITAN MACHINERY INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. — FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

TITAN MACHINERY INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)

	October 31, 2016	January 31, 2016
Assets
Current Assets
Cash	$52,431	$89,465
Receivables (net of allowance of $3,733 and $3,591 as of October 31, 2016 and January 31, 2016, respectively)	71,803	56,552
Inventories	607,629	689,464
Prepaid expenses and other	7,491	9,753
Income taxes receivable	4,559	13,011
Total current assets	743,913	858,245
Noncurrent Assets
Intangible assets, net of accumulated amortization	5,026	5,134
Property and equipment, net of accumulated depreciation	169,964	183,179
Other	1,394	1,317
Total noncurrent assets	176,384	189,630
Total Assets	$920,297	$1,047,875

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$22,888	$16,863
Floorplan payable	372,055	444,780
Current maturities of long-term debt	15,464	1,557
Customer deposits	16,215	31,159
Accrued expenses	35,403	28,914
Income taxes payable	—	152
Total current liabilities	462,025	523,425
Long-Term Liabilities
Senior convertible notes	87,754	134,145
Long-term debt, less current maturities	25,427	38,409
Deferred income taxes	10,531	11,135
Other long-term liabilities	2,217	2,412
Total long-term liabilities	125,929	186,101
Commitments and Contingencies
Stockholders' Equity
Common stock, par value $.00001 per share, 45,000 shares authorized; 21,819 shares issued and outstanding at October 31, 2016; 21,604 shares issued and outstanding at January 31, 2016	—	—
Additional paid-in-capital	242,019	242,491
Retained earnings	93,586	99,526
Accumulated other comprehensive loss	(3,262)	(4,461)
Total Titan Machinery Inc. stockholders' equity	332,343	337,556
Noncontrolling interest	—	793
Total stockholders' equity	332,343	338,349
Total Liabilities and Stockholders' Equity	$920,297	$1,047,875
 See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Revenue
Equipment	$212,194	$215,692	$570,369	$681,691
Parts	69,261	73,838	185,106	197,439
Service	33,777	34,116	96,065	99,860
Rental and other	17,034	21,329	43,919	53,371
Total Revenue	332,266	344,975	895,459	1,032,361
Cost of Revenue
Equipment	201,140	198,095	532,370	628,280
Parts	48,387	51,673	130,006	138,626
Service	11,828	12,449	35,473	36,136
Rental and other	12,485	15,617	32,703	39,674
Total Cost of Revenue	273,840	277,834	730,552	842,716
Gross Profit	58,426	67,141	164,907	189,645
Operating Expenses	53,143	53,484	159,132	165,979
Impairment and Realignment Costs	275	22	546	1,519
Income from Operations	5,008	13,635	5,229	22,147
Other Income (Expense)
Interest income and other income (expense)	502	722	1,251	(565)
Floorplan interest expense	(3,294)	(4,602)	(10,843)	(13,945)
Other interest expense	(2,160)	(4,041)	(5,930)	(11,228)
Income (Loss) Before Income Taxes	56	5,714	(10,293)	(3,591)
Provision for (Benefit from) Income Taxes	(208)	2,231	(3,997)	(354)
Net Income (Loss) Including Noncontrolling Interest	$264	$3,483	$(6,296)	$(3,237)
Less: Net Income (Loss) Attributable to Noncontrolling Interest	—	27	(356)	(395)
Net Income (Loss) Attributable to Titan Machinery Inc.	$264	$3,456	$(5,940)	$(2,842)
Net (Income) Loss Allocated to Participating Securities - Note 1	(8)	(72)	120	53
Net Income (Loss) Attributable to Titan Machinery Inc. Common Stockholders	$256	$3,384	$(5,820)	$(2,789)
Earnings (Loss) per Share - Note 1
Earnings (Loss) per Share - Basic	$0.01	$0.16	$(0.27)	$(0.13)
Earnings (Loss) per Share - Diluted	$0.01	$0.16	$(0.27)	$(0.13)
Weighted Average Common Shares - Basic	21,218	21,129	21,208	21,093
Weighted Average Common Shares - Diluted	21,269	21,218	21,208	21,093

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Net Income (Loss) Including Noncontrolling Interest	$264	$3,483	$(6,296)	$(3,237)
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	626	(100)	945	(3,829)
Unrealized gain on net investment hedge derivative instruments, net of tax expense of $5 for the three months ended October 31, 2015, and $133 for the nine months ended October 31, 2015	—	7	—	200
Unrealized gain (loss) on interest rate swap cash flow hedge derivative instrument, net of tax expense (benefit) of $91 and ($321) for the three months ended October 31, 2016 and 2015, respectively, and ($109) and ($290) for the nine months ended October 31, 2016 and 2015, respectively	137	(482)	(163)	(436)
Reclassification of loss on interest rate swap cash flow hedge derivative instruments included in net income (loss), net of tax benefit of $133 and $213 for the three months ended October 31, 2016 and 2015, respectively, and $426 and $532 for the nine months ended October 31, 2016 and 2015, respectively	200	320	638	798
Reclassification of loss on foreign currency contract cash flow hedge derivative instruments included in net income (loss), net of tax benefit of $2 for the three months ended October 31, 2015 and $7 for the nine months ended October 31, 2015	—	2	—	10
Total Other Comprehensive Income (Loss)	963	(253)	1,420	(3,257)
Comprehensive Income (Loss)	1,227	3,230	(4,876)	(6,494)
Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	(13)	(333)	(1,046)
Comprehensive Income (Loss) Attributable To Titan Machinery Inc.	$1,227	$3,243	$(4,543)	$(5,448)

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
	Shares Outstanding	Amount	Additional Paid-In Capital	Retained Earnings	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Net Investment Hedges	Unrealized Gains (Losses) on Interest Rate Swap Cash Flow Hedges	Unrealized Gains (Losses) on Foreign Currency Contract Cash Flow Hedges	Total	Total Titan Machinery Inc. Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
Balance, January 31, 2015	21,406	$—	$240,180	$137,418	$(1,632)	$2,510	$(1,940)	$(37)	$(1,099)	$376,499	$1,860	$378,359
Common stock issued on grant of restricted stock (net of forfeitures and shares withheld for income taxes), exercise of stock options, and tax benefits of equity awards	170	—	170	—	—	—	—	—	—	170	—	170
Stock-based compensation expense	—	—	1,799	—	—	—	—	—	—	1,799	—	1,799
Comprehensive loss:
Net loss	—	—	—	(2,842)	—	—	—	—	—	(2,842)	(395)	(3,237)
Other comprehensive income (loss)	—	—	—	—	(3,178)	200	362	10	(2,606)	(2,606)	(651)	(3,257)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(5,448)	(1,046)	(6,494)
Balance, October 31, 2015	21,576	$—	$242,149	$134,576	$(4,810)	$2,710	$(1,578)	$(27)	$(3,705)	$373,020	$814	$373,834

Balance, January 31, 2016	21,604	$—	$242,491	$99,526	$(5,500)	$2,711	$(1,672)	$—	$(4,461)	$337,556	$793	$338,349
Common stock issued on grant of restricted stock (net of forfeitures and shares withheld for income taxes), exercise of stock options, and tax benefits of equity awards	215	—	(357)	—	—	—	—	—	—	(357)	—	(357)
Stock-based compensation expense	—	—	1,805	—	—	—	—	—	—	1,805	—	1,805
Repurchase of Senior Convertible Notes	—	—	1,746	—	—	—	—	—	—	1,746	—	1,746
Acquisition of non-controlling interest	—	—	(3,666)	—	(198)	—	—	—	(198)	(3,864)	(460)	(4,324)
Comprehensive loss:
Net loss	—	—	—	(5,940)	—	—	—	—	—	(5,940)	(356)	(6,296)
Other comprehensive income (loss)	—	—	—	—	922	—	475	—	1,397	1,397	23	1,420
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(4,543)	(333)	(4,876)
Balance, October 31, 2016	21,819	$—	$242,019	$93,586	$(4,776)	$2,711	$(1,197)	$—	$(3,262)	$332,343	$—	$332,343

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended October 31,
	2016	2015
Operating Activities
Net income (loss) including noncontrolling interest	$(6,296)	$(3,237)
Adjustments to reconcile net income (loss) including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	19,896	21,588
Impairment	275	193
Deferred income taxes	825	474
Stock-based compensation expense	1,805	1,799
Noncash interest expense	4,305	5,286
Unrealized foreign currency (gain) loss on loans to international subsidiaries	(44)	778
Gain on repurchase of Senior Convertible Notes	(3,130)	—
Other, net	(980)	(649)
Changes in assets and liabilities
Receivables, prepaid expenses and other assets	(18,070)	9,828
Inventories	91,222	72,437
Manufacturer floorplan payable	(20,821)	124,305
Accounts payable, customer deposits, accrued expenses and other long-term liabilities	(2,546)	(27,845)
Income taxes	7,957	(6,196)
Net Cash Provided by Operating Activities	74,398	198,761
Investing Activities
Rental fleet purchases	(3,094)	(292)
Property and equipment purchases (excluding rental fleet)	(7,121)	(5,713)
Proceeds from sale of property and equipment	2,285	5,135
Proceeds upon settlement of net investment hedge derivative instruments	—	337
Payments upon settlement of net investment hedge derivative instruments	—	(23)
Proceeds from insurance recoveries	1,431	—
Other, net	(517)	196
Net Cash Used for Investing Activities	(7,016)	(360)
Financing Activities
Net change in non-manufacturer floorplan payable	(54,478)	(201,320)
Repurchase of Senior Convertible Notes	(46,013)	—
Proceeds from long-term debt borrowings	—	59,088
Principal payments on long-term debt	(1,935)	(101,465)
Payment of debt issuance costs	(31)	(3,381)
Loan provided to non-controlling interest holder	(2,148)	—
Other, net	(33)	143
Net Cash Used for Financing Activities	(104,638)	(246,935)
Effect of Exchange Rate Changes on Cash	222	(585)
Net Change in Cash	(37,034)	(49,119)
Cash at Beginning of Period	89,465	127,528
Cash at End of Period	$52,431	$78,409
Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period
Income taxes, net of refunds	$(12,942)	$5,283
Interest	$15,544	$18,492
Supplemental Disclosures of Noncash Investing and Financing Activities
Net property and equipment financed with long-term debt, accounts payable and accrued liabilities	$2,818	$747
Long-term debt extinguished upon sale of property and equipment	$—	$3,315
Net transfer of assets from property and equipment to inventories	$(4,411)	$(5,743)
Acquisition of non-controlling interest through satisfaction of outstanding receivables	$4,324	$—

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1—BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The quarterly operating results for Titan Machinery Inc. (the “Company”) are subject to fluctuation due to varying weather patterns, which may impact the timing and amount of equipment purchases, rentals, and after-sales parts and service purchases by the Company’s Agriculture, Construction and International customers. Therefore, operating results for the nine-month period ended October 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2017. The information contained in the balance sheet as of January 31, 2016 was derived from the audited financial statements for the Company for the year then ended. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016 as filed with the SEC.
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
Earnings (Loss) Per Share (“EPS”)
The Company uses the two-class method to calculate basic and diluted EPS. Unvested restricted stock awards are considered participating securities because they entitle holders to non-forfeitable rights to dividends during the vesting term. Under the two-class method, basic EPS was computed by dividing net income (loss) attributable to Titan Machinery Inc. after allocation of net income (loss) to participating securities by the weighted-average number of shares of common stock outstanding during the relevant period.
Diluted EPS was computed by dividing net income attributable to Titan Machinery Inc. after allocation of net income (loss) to participating securities by the weighted-average shares of common stock outstanding after adjusting for potential dilution related to the conversion of all dilutive securities into common stock. All potentially dilutive securities were included in the computation of diluted EPS. All anti-dilutive securities were excluded from the computation of diluted EPS.
The following table sets forth the calculation of the denominator for basic and diluted EPS:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
	(in thousands, except per share data)		(in thousands, except per share data)
Basic Weighted-Average Common Shares Outstanding	21,218	21,129	21,208	21,093
Plus: Incremental Shares From Assumed Exercise of Stock Options	51	89	—	—
Diluted Weighted-Average Common Shares Outstanding	21,269	21,218	21,208	21,093

Anti-Dilutive Shares Excluded From Diluted Weighted-Average Common Shares Outstanding:
Stock Options	141,000	89,000	146,000	191,000
Shares Underlying Senior Convertible Notes (conversion price of $43.17)	2,217	3,474	2,217	3,474

Earnings (Loss) per Share - Basic	$0.01	$0.16	$(0.27)	$(0.13)
Earnings (Loss) per Share - Diluted	$0.01	$0.16	$(0.27)	$(0.13)
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
In August 2014, the FASB issued authoritative guidance on management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and provide related footnote disclosures, codified in ASC 205-40, Going Concern. The guidance provides a definition of the term substantial doubt, requires an evaluation every reporting period including interim periods, provides principles for considering the mitigating effect of management’s plans, requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, requires an express statement and other disclosures when substantial doubt is not alleviated, and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The Company will adopt this guidance for the year-ended January 31, 2017, and it will apply to each interim and annual period thereafter. The Company does not expect the adoption to have a material effect on the consolidated financial statements.
In July 2015, the FASB amended authoritative guidance on accounting for the measurement of inventory, codified in ASC 330, Inventory. The amended guidance requires inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company will adopt this guidance on February 1, 2017. Under the current guidance for measuring inventory, the Company recognizes lower-of-cost-or-market adjustments using a definition of market value as net realizable value reduced by an allowance for a normal profit margin. Upon implementation of the new authoritative guidance, market is defined solely as net realizable value. The Company does not anticipate that the adoption of this guidance will have a material effect on the consolidated financial statements.
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

NOTE 2—INVENTORIES

	October 31, 2016	January 31, 2016
	(in thousands)
New equipment	$331,847	$323,393
Used equipment	182,039	267,893
Parts and attachments	81,265	87,807
Work in process	12,478	10,371
	$607,629	$689,464
NOTE 3—PROPERTY AND EQUIPMENT

	October 31, 2016	January 31, 2016
	(in thousands)
Rental fleet equipment	$131,102	$137,754
Machinery and equipment	22,697	23,051
Vehicles	37,397	36,537
Furniture and fixtures	39,538	38,149
Land, buildings, and leasehold improvements	64,772	63,460
	295,506	298,951
Less accumulated depreciation	(125,542)	(115,772)
	$169,964	$183,179
During the third quarter of fiscal 2017, the Company determined that the current period operating loss combined with historical losses and anticipated future operating losses within certain of its stores was an indication that certain long-lived assets of these stores may not be recoverable. The Company performed step one of the impairment analysis for these assets which have a combined carrying value of $6.2 million. In certain cases, for assets with an aggregate carrying value of $2.6 million, the analysis indicated that the carrying value is not recoverable. Accordingly, the Company performed step two of the impairment analysis and estimated the fair value of these assets using estimated selling prices of similar assets. Step two of the analysis indicated that an impairment charge in the amount of $0.3 million was necessary, of which $0.2 million related to the Agriculture segment and $0.1 million related to the Construction segment. In all other cases, in which the aggregate carrying value of such assets totaled $3.6 million, the Company's analyses indicated that the carrying values are recoverable based on its estimates of future undiscounted cash flows under step one of the impairment analysis.

NOTE 4—LINES OF CREDIT / FLOORPLAN PAYABLE
Floorplan Lines of Credit
Floorplan payable balances reflect the amount owed for new equipment inventory purchased from a manufacturer and for used equipment inventory, which is primarily acquired through trade-in on equipment sales. Certain of the manufacturers from which the Company purchases new equipment inventory offer financing on these purchases, either offered directly from the manufacturer or through the manufacturers’ captive finance subsidiaries. CNH Industrial America LLC's captive finance subsidiary, CNH Industrial Capital America LLC ("CNH Industrial Capital"), also provides financing of used equipment inventory. The Company also has floorplan payable balances with non-manufacturer lenders for new and used equipment inventory. Cash flows associated with manufacturer floorplan payable are reported as operating cash flows while cash flows associated with non-manufacturer floorplan payable are reported as financing cash flows in the Company's consolidated statements of cash flows. The Company has three significant floorplan lines of credit for U.S. operations, floorplan credit facilities for its foreign subsidiaries, and other floorplan payable balances with non-manufacturer lenders and manufacturers.
In August 2016, as a result of the Company's equipment inventory reduction and related reduction in floorplan financing needs, the Company provided notice to Wells Fargo Bank, National Association of its election to reduce the maximum credit amount available under the Second Amended and Restated Credit Agreement (the "Wells Fargo Credit Agreement") from an aggregate $350.0 million to an aggregate $275.0 million, comprised of a $65.0 million reduction in the Floorplan Payable Line, from $275.0 million to $210.0 million, and a $10.0 million reduction in the Working Capital Line, from $75.0 million to $65.0 million.  Also in August 2016, the Company elected to reduce the maximum credit amount available under its credit facility with DLL Finance LLC ("DLL Finance"), from $110.0 million to $90.0 million.
As a result of the reduction of the maximum credit amount available under the Wells Fargo Credit Agreement, in the third quarter of fiscal 2017, the Company wrote-off $0.6 million of capitalized debt issuance costs. This charge is recorded in other interest expense in the Consolidated Statements of Operations.
As of October 31, 2016, the Company had discretionary floorplan lines of credit for equipment inventory purchases totaling approximately $856.2 million, which includes a $210.0 million Floorplan Payable Line under the Wells Fargo Credit Agreement, a $450.0 million credit facility with CNH Industrial Capital, a $90.0 million credit facility with DLL Finance and the U.S. dollar equivalent of $106.2 million in credit facilities related to our foreign subsidiaries. Floorplan payables relating to these credit facilities totaled approximately $362.8 million of the total floorplan payable balance of $372.1 million outstanding as of October 31, 2016 and $420.7 million of the total floorplan payable balance of $444.8 million outstanding as of January 31, 2016. The remaining outstanding balances relate to equipment inventory financing from manufacturers and non-manufacturer lenders other than the lines of credit described above. As of October 31, 2016, the interest-bearing U.S. floorplan payables carried various interest rates primarily ranging from 2.74% to 6.09%, and the foreign floorplan payables carried various interest rates primarily ranging from 1.49% to 7.70%.
As of October 31, 2016, the Company had a compensating balance arrangement under one of its foreign floorplan credit facilities which requires a minimum cash deposit to be maintained with the lender in the amount of $5.0 million for the term of the credit facility.
Working Capital Line
As of October 31, 2016, the Company had a $65 million Working Capital Line under the Wells Fargo Credit Agreement. The Company had no amount outstanding on this Working Capital Line as of October 31, 2016 and January 31, 2016.

NOTE 5—SENIOR CONVERTIBLE NOTES
The Company’s 3.75% Senior Convertible Notes issued on April 24, 2012 (“Senior Convertible Notes”) consisted of the following:

	October 31, 2016	January 31, 2016
	(in thousands except conversion rate and conversion price)
Principal value	$95,725	$150,000
Unamortized debt discount	(7,024)	(13,946)
Unamortized debt issuance costs	(947)	(1,909)
Carrying value of Senior Convertible Notes	$87,754	$134,145

Carrying value of equity component, net of deferred taxes	$13,800	$15,546

Conversion rate (shares of common stock per $1,000 principal amount of notes)	23.1626
Conversion price (per share of common stock)	$43.17
In April and September 2016, the Company repurchased an aggregate of $54.3 million face value ($49.1 million carrying value) of its Senior Convertible Notes with $46.0 million in cash, and recognized a pre-tax gain of approximately $3.1 million, of which $2.1 million was recognized in the first quarter and $1.0 million was recognized in the third quarter of fiscal 2017. These gains are included in other interest expense in the Consolidated Statements of Operations.
The Company recognized interest expense associated with its Senior Convertible Notes as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Cash Interest Expense
Coupon interest expense	$996	$1,406	$3,457	$4,219
Noncash Interest Expense
Amortization of debt discount	703	925	2,406	2,745
Amortization of transaction costs	100	138	347	412
	$1,799	$2,469	$6,210	$7,376
The Senior Convertible Notes mature on May 1, 2019, unless earlier purchased by the Company, redeemed or converted. As of October 31, 2016, the unamortized debt discount will be amortized over a remaining period of approximately 2.5 years. As of October 31, 2016 and January 31, 2016, the if-converted value of the Senior Convertible Notes did not exceed the principal balance. The effective interest rate of the liability component was equal to 7.3% for each of the statements of operations periods presented.

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
The following table sets forth the notional value of the Company's outstanding derivative instruments.

	Notional Amount as of:
	October 31, 2016	January 31, 2016
	(in thousands)
Cash flow hedges:
Interest rate swap	$100,000	$100,000
Derivatives not designated as hedging instruments:
Foreign currency contracts	15,844	13,148

The following table sets forth the fair value of the Company’s outstanding derivative instruments. Asset derivatives are included in prepaid expenses and other in the consolidated balance sheets, and liability derivatives are included in accrued expenses in the consolidated balance sheets.

	Fair Value as of:
	October 31, 2016	January 31, 2016
	(in thousands)
Asset Derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	$—	$125
Total Asset Derivatives	$—	$125

Liability Derivatives:
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate swap	$2,012	$2,836
Derivatives not designated as hedging instruments:
Foreign currency contracts	121	—
Total Liability Derivatives	$2,133	$2,836
The following table sets forth the gains and losses (before the related income tax effects) recognized in other comprehensive income (loss) ("OCI") and income (loss) related to the Company’s derivative instruments for the three and nine months ended October 31, 2016 and 2015, respectively.

	Three Months Ended October 31,				Nine Months Ended October 31,
	2016		2015		2016		2015
	OCI	Income (Loss)	OCI	Income (Loss)	OCI	Income (Loss)	OCI	Income (Loss)
	(in thousands)				(in thousands)
Dervatives Designated as Hedging Instruments:
Net investment hedges:
Foreign currency contracts	$—	$—	$12	$—	$—	$—	$333	$—
Cash flow hedges:
Interest rate swap (a)	228	(333)	(803)	(446)	(272)	(1,064)	(727)	(1,330)
Foreign currency contracts (b)	—	—	—	(4)	—	—	—	(17)
Dervatives Not Designated as Hedging Instruments:
Foreign currency contracts (c)	—	126	—	(54)	—	112	—	751
Total Derivatives	$228	$(207)	$(791)	$(504)	$(272)	$(952)	$(394)	$(596)

(a) No material hedge ineffectiveness has been recognized. The amounts shown in Income (Loss) above are reclassification amounts from accumulated other comprehensive income and are recorded in floorplan interest expense in the consolidated statements of operations.
(b) Amounts are included in Cost of revenue - equipment in the consolidated statements of operations.
(c) Amounts are included in Interest income and other income (expense) in the consolidated statements of operations.
No components of the Company's net investment or cash flow hedging instruments were excluded from the assessment of hedge ineffectiveness.
As of October 31, 2016, the Company had $2.0 million in pre-tax net unrealized losses associated with its interest rate swap cash flow hedging instrument recorded in accumulated other comprehensive income. The Company expects that $1.2 million of pre-tax unrealized losses associated with its interest rate swap will be reclassified into income over the next 12 months.
NOTE 7—FAIR VALUE OF FINANCIAL INSTRUMENTS
The assets and liabilities which are measured at fair value on a recurring basis as of October 31, 2016 and January 31, 2016 are as follows:

	October 31, 2016				January 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)				(in thousands)
Financial Assets
Foreign currency contracts	$—	$—	$—	$—	$—	$125	$—	$125
Total Financial Assets	$—	$—	$—	$—	$—	$125	$—	$125

Financial Liabilities
Interest rate swap	$—	$2,012	$—	$2,012	$—	$2,836	$—	$2,836
Foreign currency contracts	—	121	—	121	—	—	—	—
Total Financial Liabilities	$—	$2,133	$—	$2,133	$—	$2,836	$—	$2,836
The valuation for the Company's foreign currency contracts and interest rate swap derivative instruments were valued using discounted cash flow analyses, an income approach, utilizing readily observable market data as inputs.
The Company also valued certain long-lived assets at fair value on a non-recurring basis as of January 31, 2016 as part of its long-lived asset impairment testing. The estimated fair value of such assets as of January 31, 2016 was $5.6 million and consisted of real estate assets where fair value was estimated by a professional appraisal of such assets. The real estate appraisals utilized market and income approaches incorporating both observable and unobservable inputs, and are deemed to be Level 3 fair value inputs. In addition, in certain instances as of October 31, 2016 and January 31, 2016, the Company estimated the fair value of certain long-lived assets to approximate zero as no future cash flows were assumed to be generated from the use of such assets and the expected sales values of such assets were deemed to be nominal. All such fair value measurements were based on unobservable inputs and thus are Level 3 fair value inputs.
The Company also has financial instruments that are not recorded at fair value in its consolidated financial statements. The carrying amount of cash, receivables, payables, short-term debt and other current liabilities approximates fair value because of the short maturity and/or frequent repricing of those instruments, which are Level 2 fair value inputs. Based upon current borrowing rates with similar maturities, which are Level 2 fair value inputs, the carrying value of long-term debt approximates the fair value as of October 31, 2016 and January 31, 2016, respectively. The following table provides details on the Senior Convertible Notes as of October 31, 2016 and January 31, 2016. The difference between the face value and the carrying value of these notes is the result of the allocation between the debt and equity components, and unamortized debt issuance costs. Fair value of the Senior Convertible Notes was estimated based on Level 2 fair value inputs.

	October 31, 2016			January 31, 2016
	Estimated Fair Value	Carrying Value	Face Value	Estimated Fair Value	Carrying Value	Face Value
	(in thousands)			(in thousands)
Senior convertible notes	$85,000	$87,754	$95,725	$105,000	$134,145	$150,000

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
Certain financial information for each of the Company’s business segments is set forth below.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Revenue
Agriculture	$205,540	$211,302	$538,060	$660,606
Construction	80,789	87,023	241,922	249,601
International	45,937	46,650	115,477	122,154
Total	$332,266	$344,975	$895,459	$1,032,361

Income (Loss) Before Income Taxes
Agriculture	$(1,798)	$4,219	$(9,881)	$693
Construction	(105)	1,413	(1,523)	(3,089)
International	604	351	(88)	(3,074)
Segment income (loss) before income taxes	(1,299)	5,983	(11,492)	(5,470)
Shared Resources	1,355	(269)	1,199	1,879
Total	$56	$5,714	$(10,293)	$(3,591)

	October 31, 2016	January 31, 2016
	(in thousands)
Total Assets
Agriculture	$475,418	$557,579
Construction	264,393	294,891
International	127,703	109,706
Segment assets	867,514	962,176
Shared Resources	52,783	85,699
Total	$920,297	$1,047,875

NOTE 9—STORE CLOSINGS AND REALIGNMENT COSTS
Exit costs associated with the Company's store closings and realignment activities are summarized in the following table. Such costs are included in Impairment and Realignment Costs in the consolidated statements of operations.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Agriculture Segment
Lease termination costs (a)	$—	$(38)	$(120)	$223
Employee severance costs	—	(15)	—	225
Impairment of fixed assets, net of gains on asset disposition	—	—	—	10
Asset relocation and other closing costs	—	(34)	—	34
	$—	$(87)	$(120)	$492
Construction Segment
Lease termination costs (a)	$—	$46	$(8)	$137
Employee severance costs	—	29	21	362
Impairment of fixed assets, net of gains on asset disposition	—	10	—	106
Asset relocation and other closing costs	—	(5)	—	88
	$—	$80	$13	$693
Shared Resource Center
Lease termination costs (a)	$—	$(12)	$—	$37
Employee severance costs	—	—	378	187
Impairment of fixed assets, net of gains on asset disposition	—	41	—	110
	$—	$29	$378	$334
Total
Lease termination costs (a)	$—	$(4)	$(128)	$397
Employee severance costs	—	14	399	774
Impairment of fixed assets, net of gains on asset disposition	—	51	—	226
Asset relocation and other closing costs	—	(39)	—	122
	$—	$22	$271	$1,519

(a) Net of gain on changes in lease termination accrual assumptions
A reconciliation of the beginning and ending exit cost liability balance, which is included in accrued expenses in the consolidated balance sheets, follows:

Amount
(in thousands)
Balance, January 31, 2016	$660
Exit costs incurred and charged to expense
Lease termination costs	(128)
Employee severance costs	399
Exit costs paid
Lease termination costs	(430)
Employee severance costs	(399)
Balance, October 31, 2016	$102

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
The components of income (loss) before income taxes are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
U.S.	$(547)	$5,363	$(10,204)	$(521)
Foreign	603	351	(89)	(3,070)
Total	$56	$5,714	$(10,293)	$(3,591)
A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
U.S. statutory rate	35.0%	35.0%	(35.0)%	(35.0)%
Foreign statutory rates	(406.2)%	(0.2)%	1.2%	22.4%
State taxes on income net of federal tax benefit	4.2%	4.2%	(4.2)%	(4.2)%
Change in valuation allowance	(221.1)%	(11.1)%	(4.4)%	27.8%
Tax effect of Ukrainian hryvnia devaluation(a)	55.2%	6.4%	2.2%	(13.3)%
All other, net	166.7%	4.7%	1.4%	(7.6)%
	(366.1)%	39.0%	(38.8)%	(9.9)%

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
The agriculture industry has been experiencing challenging conditions such as decreases in agricultural commodity prices and net farm income, which, among other things, have a negative effect on customer sentiment and our customers' ability to secure financing for their equipment purchases. Changes in actual or anticipated net farm income generally have a direct correlation with agricultural equipment purchases by farmers. In November of 2016, the U.S. Department of Agriculture ("USDA") published its U.S. farm sector financial indicators. The USDA projected net farm income for 2016 to decrease 34% as compared to the most recent five-year average. These industry conditions have negatively impacted our customer demand, resulting in decreased same-store sales and equipment revenue and an oversupply of equipment inventory in the agriculture industry in fiscal 2017.
Certain of our Construction stores, particularly those in the northern and western parts of our footprint, are impacted by the strength of the oil industry. The significant decrease in oil prices, which began in the third quarter of fiscal 2015 and continued through the first nine months of fiscal 2017, has caused a decrease in oil production and infrastructure activity in these areas. In addition, the aforementioned agriculture industry conditions have also led to a reduction of purchases of construction equipment by customers in the agriculture industry, negatively affecting certain of our Construction stores. These factors have reduced demand for equipment purchases, equipment rentals, and service work and parts, and have caused an oversupply of equipment inventory and rental fleet equipment in these areas.
Our net income including noncontrolling interest was $0.3 million, or $0.01 per diluted share, for the three months ended October 31, 2016, compared to $3.4 million, or $0.16 per diluted share, for the three months ended October 31, 2015. On a non-GAAP basis, adjusted diluted loss per share was $0.01 for the three months ended October 31, 2016, compared to non-GAAP adjusted diluted earnings per share of $0.20 for the three months ended October 31, 2015. See the Non-GAAP Financial Measures section below for a reconciliation of these non-GAAP measures to the most comparable GAAP measures. Significant factors impacting the quarterly comparisons were:

•	Revenue decreased 3.7% for the third quarter of fiscal 2017, as compared to the third quarter last year, driven by a decrease in same-store sales in both our Agriculture and Construction segments;

•
Total gross profit margin decreased to 17.6% for the third quarter of fiscal 2017, as compared to 19.5% for the third quarter of fiscal 2016. The decrease in gross profit margin was primarily the result of equipment gross margin compression as we accelerated our used inventory reduction efforts in the third quarter of fiscal 2017 by aggressively retailing used equipment inventories. In addition, a changing mix of equipment sales more heavily weighted towards used equipment revenue in the third quarter of fiscal 2017 also contributed to the lower gross profit margin;

•
Floorplan interest expense decreased 28.4% in the third quarter of fiscal 2017, as compared to the third quarter last year, primarily due to a decrease in our average interest-bearing inventory in the third quarter of fiscal 2017; other interest expense decreased 46.5% in the third quarter of fiscal 2017, as compared to the third quarter last year, due primarily to a $1.0 million gain recognized in the third quarter of fiscal 2017 related to repurchases of $24.2 million of our Senior Convertible Notes and to the interest savings resulting from that repurchase and the repurchase of $30.1 million of Senior Convertible Notes in April 2016.

Realignment Costs
We recognized $0.3 million and $1.5 million in realignment costs during the nine months ended October 31, 2016 and 2015, respectively. To better align our cost structure and re-balance staffing levels with the evolving needs of the business, in March 2015, we approved a realignment plan that reduced our headcount by approximately 14%, which included headcount reductions at stores in each of our operating segments and our Shared Resource Center, as well as from the closing of three Agriculture stores and one Construction store. Our remaining stores in each of the respective areas assumed the distribution rights for the CNH Industrial brand previously held by the closed stores. See also the Non-GAAP Financial Measures section below for the impact of these costs on adjusted net income (loss) and adjusted Diluted EPS.
Foreign Currency Remeasurement Losses
In February of 2014, the National Bank of Ukraine terminated the currency peg of the Ukrainian hryvnia ("UAH") to the USD; subsequent to this currency decoupling and as a result of the economic and political conditions present in the country, the UAH experienced significant devaluation from the date the currency peg was terminated through July 2015, and continued to experience more modest volatility through April 2016. We recognized foreign currency remeasurement losses resulting from a devaluation of the UAH totaling $0.2 million and $2.3 million for the nine months ended October 31, 2016 and 2015, respectively. These losses are included in interest income and other income (expense) in our consolidated statements of operations. See also the Non-GAAP Financial Measures section below for impact of these costs on adjusted net income (loss) and adjusted Diluted EPS.
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

Comparative financial data for each of our four sources of revenue are expressed below.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
	(dollars in thousands)		(dollars in thousands)
Equipment
Revenue	$212,194	$215,692	$570,369	$681,691
Cost of revenue	201,140	198,095	532,370	628,280
Gross profit	$11,054	$17,597	$37,999	$53,411
Gross profit margin	5.2%	8.2%	6.7%	7.8%
Parts
Revenue	$69,261	$73,838	$185,106	$197,439
Cost of revenue	48,387	51,673	130,006	138,626
Gross profit	$20,874	$22,165	$55,100	$58,813
Gross profit margin	30.1%	30.0%	29.8%	29.8%
Service
Revenue	$33,777	$34,116	$96,065	$99,860
Cost of revenue	11,828	12,449	35,473	36,136
Gross profit	$21,949	$21,667	$60,592	$63,724
Gross profit margin	65.0%	63.5%	63.1%	63.8%
Rental and other
Revenue	$17,034	$21,329	$43,919	$53,371
Cost of revenue	12,485	15,617	32,703	39,674
Gross profit	$4,549	$5,712	$11,216	$13,697
Gross profit margin	26.7%	26.8%	25.5%	25.7%
The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Revenue
Equipment	63.9%	62.5%	63.7%	66.0%
Parts	20.8%	21.4%	20.7%	19.1%
Service	10.2%	9.9%	10.7%	9.7%
Rental and other	5.1%	6.2%	4.9%	5.2%
Total Revenue	100.0%	100.0%	100.0%	100.0%
Total Cost of Revenue	82.4%	80.5%	81.6%	81.6%
Gross Profit Margin	17.6%	19.5%	18.4%	18.4%
Operating Expenses	16.0%	15.5%	17.8%	16.2%
Impairment and Realignment Costs	0.1%	—%	—%	0.1%
Income from Operations	1.5%	4.0%	0.6%	2.1%
Other Income (Expense)	(1.5)%	(2.3)%	(1.7)%	(2.4)%
Income (Loss) Before Income Taxes	—%	1.7%	(1.1)%	(0.3)%
Provision for (Benefit from) Income Taxes	(0.1)%	0.7%	(0.4)%	—%
Net Income (Loss) Including Noncontrolling Interest	0.1%	1.0%	(0.7)%	(0.3)%
Less: Net Income (Loss) Attributable to Noncontrolling Interest	—%	—%	—%	—%
Net Income (Loss) Attributable to Titan Machinery Inc.	0.1%	1.0%	(0.7)%	(0.3)%
Three Months Ended October 31, 2016 Compared to Three Months Ended October 31, 2015
Consolidated Results
Revenue

	Three Months Ended October 31,			Percent
	2016	2015	(Decrease)	Change
	(dollars in thousands)
Equipment	$212,194	$215,692	$(3,498)	(1.6)%
Parts	69,261	73,838	(4,577)	(6.2)%
Service	33,777	34,116	(339)	(1.0)%
Rental and other	17,034	21,329	(4,295)	(20.1)%
Total Revenue	$332,266	$344,975	$(12,709)	(3.7)%

The decrease in revenue for the third quarter of fiscal 2017 was driven by a decrease in same-store sales of 3.6% over the comparable prior year period. A decrease in same-stores sales occurred in each of our Agriculture, Construction and International segments and was the result of the challenging industry conditions discussed in the Overview section above.

Gross Profit

	Three Months Ended October 31,		Increase/	Percent
	2016	2015	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$11,054	$17,597	$(6,543)	(37.2)%
Parts	20,874	22,165	(1,291)	(5.8)%
Service	21,949	21,667	282	1.3%
Rental and other	4,549	5,712	(1,163)	(20.4)%
Total Gross Profit	$58,426	$67,141	$(8,715)	(13.0)%
Gross Profit Margin
Equipment	5.2%	8.2%	(3.0)%	(36.6)%
Parts	30.1%	30.0%	0.1%	0.3%
Service	65.0%	63.5%	1.5%	2.4%
Rental and other	26.7%	26.8%	(0.1)%	(0.4)%
Total Gross Profit Margin	17.6%	19.5%	(1.9)%	(9.7)%
Gross Profit Mix
Equipment	18.9%	26.2%	(7.3)%	(27.9)%
Parts	35.7%	33.0%	2.7%	8.2%
Service	37.6%	32.3%	5.3%	16.4%
Rental and other	7.8%	8.5%	(0.7)%	(8.2)%
Total Gross Profit Mix	100.0%	100.0%

The $8.7 million decrease in gross profit for the third quarter of fiscal 2017, as compared to the same period last year, was primarily due to a decrease in revenue and a decrease in equipment gross profit margins resulting from our aggressive pricing and retailing of used equipment inventories to accelerate our used inventory reduction efforts in the third quarter of fiscal 2017. The decrease in total gross profit margin from 19.5% for the third quarter of fiscal 2016 to 17.6% for the third quarter of fiscal 2017 was mainly due to the equipment gross margin compression noted above as well as a changing mix of equipment revenue in the third quarter of fiscal 2017 with a more heavy weighting towards used equipment sales versus new equipment sales.
Our company-wide absorption improved to 90.0% for the third quarter of fiscal 2017 compared to 86.6% during the same period last year as our decrease in gross profit from parts, service and rental and other in fiscal 2017 was exceeded by a reduction in our fixed operating costs and lower floorplan interest expense.
Operating Expenses

	Three Months Ended October 31,		Increase/	Percent
	2016	2015	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$53,143	$53,484	$(341)	(0.6)%
Operating Expenses as a Percentage of Revenue	16.0%	15.5%	0.5%	3.2%
Our operating expenses in the third quarter of fiscal 2017 were consistent with the same period last year. The slight increase in operating expenses as a percentage of total revenue was primarily due to the decrease in total revenue in the third quarter of fiscal 2017, as compared to the third quarter of fiscal 2016, which negatively affected our ability to leverage our fixed operating costs.
Impairment and Realignment Costs

	Three Months Ended October 31,			Percent
	2016	2015	Increase	Change
	(dollars in thousands)
Impairment and Realignment Costs	$275	$22	$253	n/m

The impairment and realignment costs recognized in the third quarters of fiscal 2017 and 2016 are charges associated with the impairment of certain long-lived assets and the result of our realignment plans and associated exit costs, including accruals for lease terminations and remaining lease obligations, employee severance costs, the impairment of certain fixed assets, and the costs associated with relocating certain assets of our closed stores. See the Realignment Costs section above for further details on our store realignment plans and associated exit costs, and the Non-GAAP Financial Measures section below for the impact of these amounts on adjusted net income (loss) and adjusted Diluted EPS.
Other Income (Expense)

	Three Months Ended October 31,		Increase/	Percent
	2016	2015	(Decrease)	Change
	(dollars in thousands)
Interest income and other income (expense)	$502	$722	$(220)	(30.5)%
Floorplan interest expense	(3,294)	(4,602)	(1,308)	(28.4)%
Other interest expense	(2,160)	(4,041)	(1,881)	(46.5)%
The decrease in floorplan interest expense for the third quarter of fiscal 2017, as compared to the third quarter of fiscal 2016, was primarily due to a decrease in our average interest-bearing inventory in the third quarter of fiscal 2017. The decrease in other interest expense is primarily due to a $1.0 million gain recognized in the third quarter of fiscal 2017 related to repurchases of $24.2 million of our Senior Convertible Notes, and to interest savings resulting from that repurchase and the repurchase of $30.1 million of Senior Convertible Notes in April 2016. The gain on the repurchases and the associated interest savings are partially offset by $0.6 million of expense recognized in the third quarter of fiscal 2017 related to the write-off of capitalized debt issuance costs recognized as a result of our election to reduce the maximum credit amount available under our Wells Fargo Credit Agreement. See the Non-GAAP Financial Measures section below for the impact of these amounts on adjusted net income (loss) and adjusted Diluted EPS.
Provision for (Benefit from) Income Taxes

	Three Months Ended October 31,			Percent
	2016	2015	Increase	Change
	(dollars in thousands)
Provision for (Benefit from) Income Taxes	$(208)	$2,231	$2,439	109.3%

Our effective tax rate was (371.4)% for the third quarter of fiscal 2017 and 39% for the same period last year. The difference in our effective tax rate is primarily due to the change in mix of our domestic and foreign losses before income taxes in relation to our total loss before income taxes. In addition, as the majority of our foreign operations have full valuation allowances on deferred tax assets including net operating losses, they do not recognize any income tax expense or benefit. See Note 10 to our consolidated financial statements for further details on our effective tax rate and the components of income (loss) before income taxes.
Segment Results
Certain financial information for our Agriculture, Construction and International business segments is set forth below. “Shared Resources” in the table below refers to the various unallocated income/(expense) items that we have retained at the general corporate level. Revenue between segments is immaterial.

	Three Months Ended October 31,		Increase/	Percent
	2016	2015	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$205,540	$211,302	$(5,762)	(2.7)%
Construction	80,789	87,023	(6,234)	(7.2)%
International	45,937	46,650	(713)	(1.5)%
Total	$332,266	$344,975	$(12,709)	(3.7)%

Income (Loss) Before Income Taxes
Agriculture	$(1,798)	$4,219	$(6,017)	(142.6)%
Construction	(105)	1,413	(1,518)	(107.4)%
International	604	351	253	72.1%
Segment income (loss) before income taxes	(1,299)	5,983	(7,282)	(121.7)%
Shared Resources	1,355	(269)	1,624	603.7%
Total	$56	$5,714	$(5,658)	(99.0)%
Agriculture
Agriculture segment revenue for the third quarter of fiscal 2017 decreased 2.7% compared to the same period last year. The revenue decrease was due to a same-store sales decrease of 2.4% over the third quarter of fiscal 2016, and included decreases in equipment, parts, service and rental and other revenues, largely resulting from the challenging industry conditions discussed in the Overview section above.
Agriculture segment loss before income taxes was $1.8 million for the third quarter of fiscal 2017 compared to $4.2 million of income before income taxes for the third quarter of fiscal 2016. The decline in segment results is primarily due to equipment gross margin compression resulting from our aggressive retailing of used equipment inventories in the third quarter of fiscal 2017 to accelerate our used inventory reduction efforts. The decrease in equipment gross profit was partially offset by decreases in operating expenses and floorplan interest expense. The decrease in operating expenses is the result of cost saving measures implemented in light of the challenging industry conditions, while the the decrease in floorplan interest expense is the result of a decrease in our average interest-bearing inventory in the third quarter of fiscal 2017.
Construction
Construction segment revenue for the third quarter of fiscal 2017 decreased 7.2% compared to the same period last year. The revenue decrease was due to a same-store sales decrease of 7.7% over the third quarter of fiscal 2016, and included decreases in equipment, parts and rental and other revenues, largely resulting from the challenging industry conditions discussed in the Overview section above.
Our Construction segment loss before income taxes was $0.1 million for the third quarter of fiscal 2017 compared to income before income taxes of $1.4 million for the third quarter of fiscal 2016. The decline in segment results was primarily due to the decrease in revenue noted above, but partially offset by decreases in operating expenses and floorplan interest expense. The decrease in operating expenses reflects cost savings from various measures implemented in light of the challenging industry conditions, and the decrease in floorplan interest expense is the result of a decrease in our average interest-bearing inventory in the third quarter of fiscal 2017. The dollar utilization of our rental fleet decreased slightly from 29.6% in the third quarter of fiscal 2016 to 28.4% in the third quarter of fiscal 2017.
International
International segment revenue for the third quarter of fiscal 2017 remained relatively flat compared to the same period last year. Our International segment income before income taxes was $0.6 million for the third quarter of fiscal 2017 compared to income before income taxes of $0.4 million for the same period last year.
Shared Resources/Eliminations
We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate these net expenses to our segments. Since these allocations are set early in the year, unallocated balances may occur.

Nine Months Ended October 31, 2016 Compared to Nine Months Ended October 31, 2015
Consolidated Results
Revenue

	Nine Months Ended October 31,			Percent
	2016	2015	Decrease	Change
	(dollars in thousands)
Equipment	$570,369	$681,691	$(111,322)	(16.3)%
Parts	185,106	197,439	(12,333)	(6.2)%
Service	96,065	99,860	(3,795)	(3.8)%
Rental and other	43,919	53,371	(9,452)	(17.7)%
Total Revenue	$895,459	$1,032,361	$(136,902)	(13.3)%
The decrease in revenue for the first nine months of fiscal 2017 was primarily due to a decrease in same-store sales of 12.9% over the comparable prior year period. The same-store sales decrease was mainly driven by a decrease in Agriculture same-store sales of 18.1%, which primarily resulted from a decrease in equipment revenue. This decrease in same-store sales was primarily the result of the challenging industry conditions facing our Agriculture segment discussed in the Overview section above. The industry conditions present in our Construction segment have led to lower rental and other revenue, particularly in our Construction stores in oil production areas.
Gross Profit

	Nine Months Ended October 31,		Increase/	Percent
	2016	2015	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$37,999	$53,411	$(15,412)	(28.9)%
Parts	55,100	58,813	(3,713)	(6.3)%
Service	60,592	63,724	(3,132)	(4.9)%
Rental and other	11,216	13,697	(2,481)	(18.1)%
Total Gross Profit	$164,907	$189,645	$(24,738)	(13.0)%
Gross Profit Margin
Equipment	6.7%	7.8%	(1.1)%	(14.1)%
Parts	29.8%	29.8%	—%	—%
Service	63.1%	63.8%	(0.7)%	(1.1)%
Rental and other	25.5%	25.7%	(0.2)%	(0.8)%
Total Gross Profit Margin	18.4%	18.4%	—%	—%
Gross Profit Mix
Equipment	23.0%	28.2%	(5.2)%	(18.4)%
Parts	33.4%	31.0%	2.4%	7.7%
Service	36.7%	33.6%	3.1%	9.2%
Rental and other	6.9%	7.2%	(0.3)%	(4.2)%
Total Gross Profit Mix	100.0%	100.0%

The $24.7 million decrease in gross profit for the first nine months of fiscal 2017, as compared to the same period last year, was primarily due to lower revenue for the first nine months of fiscal 2017 and compressed equipment gross margins during the third quarter of fiscal 2017 as a result of aggressively retailing used equipment to accelerate our used inventory reduction efforts. The reduction in equipment gross profit margin during the first nine months of fiscal 2017 was offset by the increased proportion of sales in our higher-margin parts and service businesses, resulting in our total gross profit margin percentage of 18.4% for the first nine months of fiscal 2017 remaining consistent with the comparable prior year period.

Our company-wide absorption for the first nine months of fiscal 2017 was 79.9% compared to 79.2% during the same period last year. The decrease in gross profit from parts, service and rental and other in fiscal 2017 was offset by a reduction in our fixed operating costs from savings associated with our realignment plan implemented in the first quarter of fiscal 2016 and a reduction in our floorplan interest expense due to a decrease in our average interest-bearing inventory.
Operating Expenses

	Nine Months Ended October 31,		Increase/	Percent
	2016	2015	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$159,132	$165,979	$(6,847)	(4.1)%
Operating Expenses as a Percentage of Revenue	17.8%	16.2%	1.6%	9.9%
The $6.8 million decrease in operating expenses, as compared to the same period last year, was primarily the result of our realignment plan implemented in the first quarter of fiscal 2016 in which we reduced our headcount by 14% and generated additional cost savings associated with the closing of four stores in that quarter. In addition, commission expense for the first nine months of fiscal 2017 decreased relative to the same period last year due to the decrease in equipment gross profit. The increase in operating expenses as a percentage of total revenue was primarily due to the decrease in total revenue in the first nine months of fiscal 2017, as compared to the same period last year, which negatively affected our ability to leverage our fixed operating costs.
Realignment Costs

	Nine Months Ended October 31,			Percent
	2016	2015	Decrease	Change
	(dollars in thousands)
Impairment and Realignment Costs	$546	$1,519	$(973)	(64.1)%
The impairment and realignment costs recognized in each of the first nine months of fiscal 2017 and fiscal 2016 are charges associated with the impairment of certain long-lived assets and the result of our store realignment plans and associated exit costs, including accruals for lease terminations and remaining lease obligations, employee severance costs, the impairment of certain fixed assets, and the costs associated with relocating certain assets of our closed stores. See Note 9 to our consolidated financial statements for further details on our store realignment plans and associated exit costs, and the Non-GAAP Financial Measures section below for impact of these amounts on adjusted net income (loss) and adjusted Diluted EPS.
Other Income (Expense)

	Nine Months Ended October 31,		Increase/	Percent
	2016	2015	(Decrease)	Change
	(dollars in thousands)
Interest income and other income (expense)	$1,251	$(565)	$1,816	321.4%
Floorplan interest expense	(10,843)	(13,945)	(3,102)	(22.2)%
Other interest expense	(5,930)	(11,228)	(5,298)	(47.2)%

The improvement in interest income and other income (expense) is primarily due to a decrease in foreign currency remeasurement losses in Ukraine, resulting from changes in the valuation of the Ukrainian hryvnia, which totaled $0.2 million and $2.3 million for the first nine months of fiscal 2017 and 2016, respectively. See the Non-GAAP Financial Measures section below for impact of the Ukraine foreign currency remeasurement losses on adjusted net income (loss) and adjusted Diluted EPS.
The decrease in floorplan interest expense for the first nine months of fiscal 2017, as compared to the same period last year, was primarily due to a decrease in our average interest-bearing inventory in the first nine months of fiscal 2017. The decrease in other interest expense is the result of the recognition of repurchase gains of $3.1 million recognized in the first nine months of fiscal 2017 related to the repurchase of $54.3 million of our Senior Convertible Notes and the interest savings subsequent to the repurchases. See the Non-GAAP Financial Measures section below for the impact of the gain on repurchase of Senior Convertible Notes on adjusted net income (loss) and adjusted Diluted EPS.

Provision for (Benefit from) Income Taxes

	Nine Months Ended October 31,			Percent
	2016	2015	Increase	Change
	(dollars in thousands)
Provision for (Benefit from) Income Taxes	$(3,997)	$(354)	$3,643	n/m

Our effective tax rate was 38.8% for the first nine months of fiscal 2017 and 9.9% for the same period last year. The difference in our effective tax rate is primarily due to the change in mix of our domestic and foreign losses before income taxes in relation to our total loss before income taxes. In addition, as the majority of our foreign operations have full valuation allowances on deferred tax assets including net operating losses, they do not recognize any income tax expense or benefit. See Note 10 to our consolidated financial statements for further details on our effective tax rate and the components of income (loss) before income taxes.
Segment Results
Certain financial information for our Agriculture, Construction and International business segments is set forth below. “Shared Resources” in the table below refers to the various unallocated income/(expense) items that we have retained at the general corporate level. Revenue between segments is immaterial.

	Nine Months Ended October 31,		Increase/	Percent
	2016	2015	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$538,060	$660,606	$(122,546)	(18.6)%
Construction	241,922	249,601	(7,679)	(3.1)%
International	115,477	122,154	(6,677)	(5.5)%
Total	$895,459	$1,032,361	$(136,902)	(13.3)%

Income (Loss) Before Income Taxes
Agriculture	$(9,881)	$693	$(10,574)	*N/M
Construction	(1,523)	(3,089)	1,566	50.7%
International	(88)	(3,074)	2,986	97.1%
Segment income (loss) before income taxes	(11,492)	(5,470)	(6,022)	(110.1)%
Shared Resources	1,199	1,879	(680)	(36.2)%
Total	$(10,293)	$(3,591)	$(6,702)	(186.6)%
Agriculture
Agriculture segment revenue for the first nine months of fiscal 2017 decreased 18.6% compared to the same period last year. The revenue decrease was due to an Agriculture same-store sales decrease of 18.1% compared to the same period last year, which was primarily caused by a decrease in equipment revenue, largely resulting from the challenging industry conditions discussed in the Overview section above.
Agriculture segment loss before income taxes was $9.9 million for the first nine months of fiscal 2017 compared to income before income taxes of $0.7 million over the first nine months of fiscal 2016. The decline in segment income is primarily due to the aforementioned decrease in equipment revenue and equipment gross profit margin but partially offset by decreases in operating expenses and floorplan interest expense. The decrease in operating expenses is the result of the cost savings associated with our realignment plan implemented in the first quarter of fiscal 2016 and lower commission expense resulting from the decrease in equipment gross profit. The decrease in floorplan interest expense is the result of a decrease in our average interest-bearing inventory during the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016.

Construction
Construction segment revenue for the first nine months of fiscal 2017 decreased 3.1% compared to the same period last year. The revenue decrease was due a Construction same-store sales decrease of 2.9% compared to the same period last year and largely was the result of lower rental and other revenue particularly in our Construction stores in oil production areas.
Our Construction segment loss before income taxes was $1.5 million for the first nine months of fiscal 2017 compared to $3.1 million for the first nine months of fiscal 2016. This improvement was primarily due to decreases in operating expenses and floorplan interest expense. The decrease in operating expenses reflects cost savings associated with our realignment plan implemented in the first quarter of fiscal 2016 and the decrease in floorplan interest expense is the result of a decrease in our average interest-bearing inventory during the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016. The dollar utilization of our rental fleet in the first nine months of fiscal 2017 was 24.4%, consistent with the 24.8% in the first nine months of fiscal 2016.
International
International segment revenue for the first nine months of fiscal 2017 decreased 5.5% compared to the same period last year. The revenue decrease, which was primarily caused by a decrease in equipment revenue, was largely the result of continued low global commodity prices affecting customer demand.
Our International segment loss before income taxes was $0.1 million for the first nine months of fiscal 2017 compared to $3.1 million for the same period last year. The reduction in segment loss before income taxes was primarily the result of a decrease in foreign currency remeasurement losses in Ukraine, which totaled $0.2 million and $2.3 million for the first nine months of fiscal 2017 and 2016, respectively. The reduction in revenue during the first nine months of fiscal 2017 compared to the same period last year was offset by lower floorplan and other interest expense.
Shared Resources/Eliminations
We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate these net expenses to our segments. Since these allocations are set early in the year, unallocated balances may occur.
Non-GAAP Financial Measures
To supplement our net income (loss) including noncontrolling interest and our earnings (loss) per share - diluted ("Diluted EPS"), both GAAP measures, we use adjusted net income (loss) including noncontrolling interest and adjusted Diluted EPS, both non-GAAP measures, which exclude the impact of the gain on repurchase of Senior Convertible Notes, the write-off of debt issuance costs, long-lived asset impairment charges, costs associated with our realignment/store closings, the gain recognized on insurance recoveries, and foreign currency remeasurement losses in Ukraine resulting from a devaluation of the UAH. We believe that the presentation of adjusted net income (loss) including noncontrolling interest and adjusted Diluted EPS is relevant and useful to our management and investors because it provides a measurement of earnings on activities that we consider to occur in the ordinary course of our business. Adjusted net income (loss) including noncontrolling interest and adjusted Diluted EPS should be evaluated in addition to, and not considered a substitute for, or superior to, the most comparable GAAP measure. In addition, other companies may calculate these non-GAAP measures in a different manner, which may hinder comparability of our results with those of other companies.
Beginning in the second quarter of fiscal 2017, we discontinued incorporating foreign currency remeasurement losses in Ukraine into our non-GAAP calculations. The UAH remained relatively stable subsequent to April 30, 2016 and therefore did not significantly impact our consolidated statement of operations during this period. Absent any future significant UAH volatility and resulting financial statement impact, we will not include Ukraine foreign currency remeasurement losses in our non-GAAP calculations in future periods. Any Ukraine remeasurement amounts included below occurred in periods prior to the second quarter of fiscal 2017.

The following tables reconcile (i) net income (loss) including noncontrolling interest, a GAAP measure, to adjusted net income (loss) including noncontrolling interest and (ii) Diluted EPS, a GAAP measure, to adjusted Diluted EPS:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
	(dollars in thousands, except per share data)
Net Income (Loss) Including Noncontrolling Interest
Net Income (Loss) Including Noncontrolling Interest	$264	$3,483	$(6,296)	$(3,237)
Non-GAAP Adjustments
Impairment	275	—	275	—
Gain on Repurchase of Senior Convertible Notes	(1,028)	—	(3,130)	—
Debt Issuance Cost Write-Off	624	1,019	624	1,558
Realignment / Store Closing Costs	—	22	271	1,519
Ukraine Remeasurement (1)	—	185	195	2,288
Gain on Insurance Recoveries	(586)	—	(586)	—
Total Pre-Tax Income (Loss) Non-GAAP Adjustments	(715)	1,226	(2,351)	5,365
Less: Tax Effect of Non-GAAP Adjustments (2)	(285)	416	(1,018)	1,231
Total Non-GAAP Adjustments	(430)	810	(1,333)	4,134
Adjusted Net Income (Loss) Including Noncontrolling Interest	$(166)	$4,293	$(7,629)	$897

Earnings (Loss) per Share - Diluted
Earnings (Loss) per Share - Diluted	$0.01	$0.16	$(0.27)	$(0.13)
Non-GAAP Adjustments (3)
Impairment	0.01	—	0.01	—
Gain on Repurchase of Senior Convertible Notes	(0.04)	—	(0.15)	—
Debt Issuance Cost Write-Off	0.03	0.05	0.02	0.07
Realignment / Store Closing Costs	—	—	0.01	0.07
Ukraine Remeasurement (1)	—	0.01	0.01	0.11
Gain on Insurance Recoveries	(0.03)	—	(0.03)	—
Total Pre-Tax Income (Loss) Non-GAAP Adjustments	(0.03)	0.06	(0.13)	0.25
Less: Tax Effect of Non-GAAP Adjustments (2)	(0.01)	0.02	(0.04)	0.06
Total Non-GAAP Adjustments	(0.02)	0.04	(0.09)	0.19
Adjusted Earnings (Loss) per Share - Diluted	$(0.01)	$0.20	$(0.36)	$0.06
(1) Beginning in the second quarter of fiscal 2017 we discontinued incorporating Ukraine remeasurement losses into our Non-GAAP income (loss) and earnings (loss) per share calculations.  The UAH remained relatively stable subsequent to April 30, 2016 and therefore did not significantly impact our consolidated statement of operations during this period. Absent any future significant hryvnia volatility and resulting financial statement impact, we will not include Ukraine remeasurement losses in our Non-GAAP calculations in future periods.
(2) The tax effect of Non-GAAP Adjustments was calculated using a 40% tax rate for all U.S. related items that was determined based on a 35% federal statutory rate and a blended state statutory rate of 5% and no tax effect for foreign related items as all of our foreign operations have full valuation allowances on deferred tax assets including net operating losses, therefore we are not recognizing any income tax expense or benefit.
(3) Adjustments are net of the impact of amounts attributable to noncontrolling interests and allocated to participating securities.

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
Equipment Inventory and Floorplan Payable Credit Facilities
As of October 31, 2016, the Company had discretionary floorplan payable lines of credit for equipment purchases totaling approximately $856 million, which included a $210.0 million Floorplan Payable Line with Wells Fargo, a $450.0 million credit facility with CNH Industrial Capital, a $90.0 million credit facility with DLL Finance and the U.S. dollar equivalent of $106.2 million in credit facilities related to our foreign subsidiaries. Floorplan payables relating to these credit facilities totaled approximately $362.8 million of the total floorplan payable balance of $372.1 million outstanding as of October 31, 2016.
Our equipment inventory turnover was 1.1 for the four quarters ended October 31, 2016 compared to 1.3 for the four quarters ended October 31, 2015. While our equipment inventories, including amounts classified as held for sale, decreased 28.2% from October 31, 2015 to October 31, 2016, the decrease in turnover was the result of the lower equipment sales in the four-quarter period ended October 31, 2016. Our equity in equipment inventory, which reflects the portion of our equipment inventory balance that is not financed by floorplan payables, increased to 27.6% as of October 31, 2016 from 24.8% as of January 31, 2016.
Adequacy of Capital Resources
Our primary uses of cash have been to fund our operating activities, including the purchase of inventories and providing for other working capital needs, meeting our debt service requirements, making payments due under our various leasing arrangements, funding capital expenditures, including rental fleet assets, and, from time to time, opportunistically repurchasing our outstanding Senior Convertible Notes. Based on our current operational performance, we believe our cash flow from operations, available cash and available borrowings under our existing credit facilities will adequately provide our liquidity needs for, at a minimum, the next 12 months. Our main financing arrangements, in which we had discretionary floorplan lines of credit totaling approximately $856 million as of October 31, 2016, are described in Note 4 of the notes to our consolidated financial statements. As of October 31, 2016, the Company was in compliance with the financial covenants under these agreements, and was not subject to the fixed charge coverage ratio covenant under the Wells Fargo Credit Agreement as our adjusted excess availability plus eligible cash collateral (as defined) was not less than 15% of the total amount of the credit facility as of October 31, 2016. If anticipated operating results create the likelihood of a future covenant violation, we would expect to work with our lenders on an appropriate modification or amendment to our financing arrangements.
Cash Flow
Cash Flow Provided By Operating Activities
Net cash provided by operating activities was $74.4 million for the nine months ended October 31, 2016, compared to net cash provided by operating activities of $198.8 million for the nine months ended October 31, 2015. Net cash provided by operating activities for the nine month period ending October 31, 2016 was primarily the result of decreased inventories levels, but partially offset by a reduction in our manufacturer floorplan payables. Net cash provided by operating activities for the nine month period ending October 31, 2015 was primarily attributable to a changing mix of manufacturer versus non-manufacturer floorplan financing in which we increased our outstanding borrowings under our manufacturer financing facilities and decreased our amount outstanding under our non-manufacturer facilities.
We evaluate our cash flow from operating activities net of all floorplan activity and maintaining a constant level of equity in our equipment inventory. Taking these adjustments into account, our non-GAAP cash flow provided by operating activities was $34.4 million and $32.9 million for the nine months ended October 31, 2016 and 2015, respectively. See the Non-GAAP Cash Flow Reconciliation below for a reconciliation of this non-GAAP financial measure to the GAAP measure of cash flow provided by operating activities.

Cash Flow Used For Investing Activities
Net cash used for investing activities was $7.0 million for the nine months ended October 31, 2016, compared to net cash used for investing activities of $0.4 million for the nine months ended October 31, 2015. Cash used for investing activities was primarily for the purchase of rental fleet and property and equipment, net of any proceeds from the sale of property and equipment.
Cash Flow Used For Financing Activities
Net cash used for financing activities was $104.6 million for the nine months ended October 31, 2016 compared to net cash used for financing activities of $246.9 million for the nine months ended October 31, 2015. For the nine months ended October 31, 2016, net cash used for financing activities was the result of paying down our non-manufacturer floorplan payables and the $46.0 million of cash used to repurchase Senior Convertible Notes. We may from time to time continue to repurchase our Senior Convertible Notes depending on prevailing market conditions, our available liquidity and other factors. Such repurchases may be material to our consolidated financial statements. For the nine months ended October 31, 2015, net cash used for financing activities primarily resulted from the aforementioned change in financing mix, in which we increased our outstanding borrowings under our manufacturer financing facilities and decreased our amount outstanding under our non-manufacturer facilities, as well as an overall net reduction of long-term debt.
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
Our non-GAAP cash flow provided by operating activities is also impacted by the change in our equity in equipment inventory, which reflects the portion of our equipment inventory balance that is not financed by floorplan payables. Equity in equipment inventory increased to 27.6% as of October 31, 2016 from 24.8% as of January 31, 2016, and increased to 23.8% as of October 31, 2015 from 18.7% as of January 31, 2015. We analyze our cash flow provided by operating activities by assuming a constant level of equipment inventory financing throughout each respective fiscal year. The adjustment eliminates the impact of this fluctuation of equity in our equipment inventory, and is equal to the difference between our actual level of equity in equipment inventory at each period end presented on the consolidated statements of cash flows, compared to the actual level of equity in equipment inventory at the beginning of the fiscal year.
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

	Net Cash Provided by Operating Activities		Net Cash Used for Financing Activities
	Nine Months Ended October 31, 2016	Nine Months Ended October 31, 2015	Nine Months Ended October 31, 2016	Nine Months Ended October 31, 2015
	(in thousands)		(in thousands)
Cash Flow, As Reported	$74,398	$198,761	$(104,638)	$(246,935)
Net Change in Non-Manufacturer Floorplan Payable	(54,478)	(201,320)	54,478	201,320
Adjustment for Constant Equity in Equipment Inventory	14,503	35,452	—	—
Adjusted Cash Flow	$34,423	$32,893	$(50,160)	$(45,615)
Non-GAAP cash flow provided by operating activities and non-GAAP net cash used for financing activities should be evaluated in addition to, and not considered a substitute for, or superior to, the GAAP measures of net cash provided by (used for) operating and financing activities.

Certain Information Concerning Off-Balance Sheet Arrangements
As of October 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. In the normal course of our business activities, we lease real estate, vehicles and equipment under operating leases.
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
Forward-looking statements include all statements based on future expectations and specifically include, among other things, all statements relating to our expectations regarding exchange rate and interest rate impact on our business, the impact of farm income levels on our customers' demand for agricultural equipment and services, the impact of oil prices on market demand for equipment and services, the general market conditions of the agricultural and construction industries, equipment inventory levels, and our primary liquidity sources and adequacy of our capital resources. Any statements that are not based upon historical facts, including the outcome of events that have not yet occurred and our expectations for future performance, are forward-looking statements. The words “potential,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” “plan,” “anticipate,” and similar words and expressions are intended to identify forward-looking statements. Such statements are based upon the current beliefs and expectations of our management. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, adverse market conditions in the agricultural and construction equipment industries, and those matters identified and discussed under the section titled “Risk Factors” in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates.
Interest Rate Risk
Exposure to changes in interest rates results from borrowing activities used to fund operations. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. We have both fixed and floating rate financing. Some of our floating rate credit facilities contain minimum rates of interest to be charged. Based upon our interest-bearing balances and interest rates as of October 31, 2016, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $1.7 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $1.7 million. At October 31, 2016, we had floorplan payables of $372.1 million, of which approximately $157.8 million was variable-rate floorplan payable, $114.2 million was non-interest bearing and $100.0 million was effectively fixed rate floorplan payable due to our interest rate swap instrument. In addition, at October 31, 2016, we had total long-term debt, including our Senior Convertible Notes, of $128.6 million, of which $13.9 million was variable-rate debt and $114.7 million was fixed rate debt.
Foreign Currency Exchange Rate Risk
Our foreign currency exposures arise as the result of our foreign operations. We are exposed to transactional foreign currency exchange rate risk through our foreign entities’ holding assets and liabilities denominated in currencies other than their functional currency. In addition, the Company is exposed to foreign currency transaction risk as a result of certain intercompany financing transactions. The Company attempts to manage its transactional foreign currency exchange rate risk through the use of derivative financial instruments, primarily foreign exchange forward contracts, or through natural hedging instruments. Based upon balances and exchange rates as of October 31, 2016, holding other variables constant, we believe that a hypothetical 10% increase or decrease in all applicable foreign exchange rates would not have a material impact on our results of operations or cash flows. As of October 31, 2016, our Ukrainian subsidiary had $4.7 million of net monetary assets denominated in Ukrainian hryvnia (UAH). We have attempted to minimize our net monetary asset position in Ukraine through reducing overall asset levels in Ukraine and through borrowing in UAH which serves as a natural hedging instrument offsetting our net UAH denominated assets. At certain times, currency and payment controls imposed by the National Bank of Ukraine have limited our ability to manage our net monetary asset position. The UAH devalued significantly during the six month period ended July 31, 2015, but has remained relatively stable since that time. Continued and significant devaluation of the UAH could have a material impact on our results of operations and cash flows.
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
ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not have any unregistered sales of equity securities during the fiscal quarter ended October 31, 2016.
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

Dated:	December 8, 2016
TITAN MACHINERY INC.

		By	/s/ Mark Kalvoda
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

101
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended October 31, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.