Form 10-K
period 2017-01-31
Titan Machinery Inc.
filed 2017-04-07
CIK 1409171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JANUARY 31, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of our common stock held by non-affiliates as of July 31, 2016 was approximately $205.4 million (based on the last sale price of $11.21 per share on such date as reported on the NASDAQ Global Select Market).
The number of shares outstanding of the registrant's common stock as of March 31, 2017 was 21,833,294 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant's 2017 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report.

We make available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 on our website, http://www.titanmachinery.com, as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. We are not including the information on our website as a part of, or incorporating it by reference into, this Form 10-K.

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
We have three primary business segments, Agriculture, Construction and International, within which we engage in four principal business activities:

•	new and used equipment sales;

•	parts sales;

•	equipment repair and maintenance services; and

•	equipment rental and other activities.
The agricultural equipment we sell and service includes machinery and attachments for uses ranging from large-scale farming to home and garden purposes. The construction equipment we sell and service includes heavy construction machinery, light industrial machinery for commercial and residential construction, road and highway construction machinery, and mining operations equipment.
The new equipment and parts we sell are supplied primarily by CNH Industrial. The used equipment for resale is acquired through trade-ins from our customers and selective purchases. We sell parts and provide in-store and on-site equipment repair and maintenance services. We also rent equipment and provide ancillary services such as equipment transportation, Global Positioning System ("GPS") signal subscriptions, farm data management products, and finance and insurance products.
We offer our customers a one-stop solution by providing equipment and parts sales, equipment repair and maintenance services, and rental functions in each store. Our full service approach provides us with multiple points of customer contact and cross-selling opportunities. We believe our mix of equipment sales and recurring parts and service sales, as well as our diverse geographic footprint, enables us to operate effectively throughout economic cycles. We also believe our significant scale, superior customer service, diverse and stable customer base, management reporting system and experienced management team provide us with a competitive advantage in many of our local markets.
Throughout our 37-year operating history, we have built an extensive, geographically contiguous network of 89 stores in the U.S., including one outlet store, and 20 stores in Europe. Our Agriculture stores in the U.S. are located in Iowa, Minnesota, Nebraska, North Dakota and South Dakota and include several highly productive farming regions, such as the Red River Valley in eastern North Dakota and northwestern Minnesota, portions of the corn belt in Iowa, eastern South Dakota and southern Minnesota, and along the I-80 corridor in Nebraska, which sits on top of the Ogallala Aquifer. Our Construction stores are located in Arizona, Colorado, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, South Dakota, Wisconsin and Wyoming. Our International stores are located in the European countries of Bulgaria, Romania, Serbia and Ukraine.
We have a history of growth through acquisitions. Since January 1, 2003, we have completed 52 acquisitions consisting of 110 stores operating in 11 states and three European countries, including 37 acquisitions consisting of 79 stores completed since our initial public offering on December 11, 2007. We believe that there will continue to be opportunities for dealership consolidation in the future, and we expect that acquisitions will continue to be an important component of our long-term growth strategy.
Industry Overview
Agricultural Equipment Industry
Agricultural equipment is purchased primarily by commercial farmers for the production of crops used for food, fiber, feed grain and feedstock for renewable energy. Certain equipment is also purchased for home and garden applications, and maintenance of commercial, residential and government properties. Deere & Company ("Deere"), CNH Industrial and Agco Corporation ("AGCO") are the largest global manufacturers of agricultural equipment and supply a full line of equipment and parts that supply the primary machinery requirements of farmers. In addition to the major manufacturers, several short-line manufacturers produce specialized equipment that satisfy regional and niche requirements of farmers. Agricultural equipment manufacturers typically grant dealers in the U.S. non-exclusive sales and marketing areas with designated store locations to distribute their products.
We believe there are many factors that influence demand for agricultural equipment, parts and repair and maintenance services, including farm net income, commodity markets, interest rates, government policies, tax policies, weather and general economic conditions. Any of these conditions can change materially in a short time period, creating volatility in demand for our products and services. Federal legislation, such as the Farm Bill, attempts to stabilize the agriculture industry through various policies including (i) commodity programs consisting of direct, counter-cyclical and price support payments to farmers; (ii) conservation programs; (iii) crop insurance programs; and (iv) disaster relief programs. We believe that these various federal policies reduce financial volatility in the agriculture industry and assist farmers in continuing to operate their farms and equipment during economic down cycles.
Construction Equipment Industry
Construction equipment is purchased primarily for use in commercial, residential and infrastructure construction, as well as for agriculture, demolition, mining, energy production and forestry operations. Caterpillar, Inc., Deere, Komatsu Ltd., the Volvo Group, Terex Corporation, Doosan, and CNH Industrial are some of the largest global manufacturers of construction and industrial equipment. The market for construction equipment is segmented across multiple categories including earth moving, lifting, light industrial, asphalt and paving, and concrete and aggregate equipment. As with agricultural equipment, distribution of construction equipment in the U.S. is executed primarily by manufacturer authorized dealers; however, manufacturers' dealership agreements in the construction industry sometimes assign exclusive distribution territories.
Construction machinery is generally divided into "heavy" and "light" subgroups. Heavy machinery includes large wheel loaders, large tracked excavators, cranes, crawler dozers, motor graders and articulated haul trucks. Heavy machinery is generally purchased by construction companies, municipalities, local governments, rental fleet owners, quarrying and mining companies, waste management companies and forestry-related organizations. Light machinery includes backhoes, landscape tractors, forklifts, compact excavators and skid steers. Typically, light machinery is purchased by contractors, rental fleet owners, landscapers, logistics companies, farmers and recreational users. Although demand for construction equipment is affected by weather and seasonal factors, it is usually less susceptible to seasonal changes than the agricultural equipment industry.
CNH Industrial and industry reports show that demand for construction equipment in our markets is driven by several factors, including (i) public spending on roads, highways, sewer and water projects, and other public works projects; (ii) public and private expenditures for the energy and mining industries, which are driven in part by demand for fossil fuels, metals and other commodities, (iii) instability in the agriculture industry; and (iv) general economic and market conditions of the construction sector for residential and commercial buildings.
Titan Operating Model
Through our operating model, we strive to empower leadership, develop team expertise, and share best practices at the field level, while realizing efficiencies and utilizing certain controls at the corporate level. We believe exceptional customer service is most effectively attained through accountable, well-trained employees in the field, who are supported by various centralized administrative functions, such as marketing, accounting, human resources, and other functions. Managing our business as a network of independent expert teams with support and oversight from a centralized shared resources group, facilitates the proper balance of accountability and the development of local business and customer relationships.
Field Operations
We have developed a functional organization under which we assign to specified geographic regions, within each of our Agricultural and Construction segments, “expert teams” focused on meeting customers’ needs in equipment and rental sales and after-market parts and service. We operate primarily through our store locations, but we also execute our marketing strategies through deployment of mobile repair and service trucks. Each store is staffed by parts employees and service technicians, as supervised by area and regional managers. Sales consultants are assigned general geographic territories, and are also supervised by area managers. Certain of our Construction stores are also staffed with rental operations managers. Under our operating model, decision-making for customer-related issues is decentralized, with each area manager and/or store employee having substantial responsibility for matters such as negotiating sales prices for equipment, assisting with customers on parts and service transactions, customer satisfaction, and providing area market forecasts to be used in establishing appropriate inventory stocking levels, subject to parameters and objectives set forth by our shared resources group. We believe cu stomers in our industry view local managers and sales and service personnel as important partners in operating their businesses. Therefore, we believe developing and supporting our expert teams enables us to grow same-store sales through fostering new customer relationships and further developing existing customer relationships.
Shared Resources
Our shared resources group provides a range of services to support our stores, including information technology support, administration, marketing campaigns, human resources management, finance and insurance, central purchasing, accounting, legal, data administration and cash management. We believe these functions can be run more efficiently when combined and can provide more sophisticated resources to our store managers than an independent dealership could support alone. We maintain accountability through our management reporting systems, which provide data on certain key operational and financial metrics on a daily basis, as well as a comprehensive review of financial performance on a monthly basis. We believe the services provided by our shared resources group enables our expert teams to achieve a higher level of customer service by freeing them from certain general and administrative functions. If we acquire new stores, we believe the shared services required to support these stores will grow at a lower rate than our overall growth in store count.
Management Development and Succession Planning
Our executives and segment leaders work closely with our expert teams to ensure they benefit from our executives' industry knowledge and perform in line with our management philosophy. We also conduct formal meetings on a regular basis with our regional and area managers to assess operational and financial objectives, develop near-term strategies and share best practices across the organization.
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

Superior Customer Service at the Local Level
Our actions to centralize numerous administrative functions has enabled our employees in the field to better focus on customer service as well as eliminating redundant operating expenses. We also centralize our marketing resources to offer our equipment sales consultants and sales employees professional marketing support that includes targeted direct mailings, advertising with targeted local media outlets, internet based marketing strategies, participation in and sponsorship of trade shows and industry events, our Titan Trader monthly magazine, and our hosting of open houses, service clinics, equipment demonstrations, product showcases and customer appreciation outings.
We spend significant time and resources training our employees to effectively service our customers in each of our local markets, which we believe will increase our revenue. Our training program involves active participation in all manufacturer-sponsored training programs and the use of industry experts as consultants for customized training programs and a training team to assist in the integration of newly-acquired operations. We also partner with several technical colleges to sponsor students who we plan to eventually employ as service technicians.
We believe that the following capabilities enable us to better service our customers:

•
our ability to staff a large number of highly-trained service technicians across our network of stores, which makes it possible to schedule repair services on short notice without affecting our technician utilization rates;

•
our ability to staff and leverage product and application specialists across our network of stores, which makes it possible to offer valuable pre-sale and aftermarket services, including equipment training, best practices education and precision farming technology support; and

•
our ability to innovate and lead our industry through initiatives such as GPS guidance systems to support precision farming and farm data management products and services, which provide our customers with the latest advances in technology and operating practices.

Ability to Attract and Retain Superior Employees
We strive to maintain a culture that empowers our employees to make decisions and act within the parameters of our operating model. We believe this culture and our size gives us a competitive advantage in attracting and retaining the best employees in our industry. We developed an operating system and process that provides our employees with defined objectives and frequent feedback of results within an environment that allows them to work independently yet consistently throughout our company. Through this operating system and process we have established defined financial metrics, which are reviewed with our various levels of managers on a regular basis to assess performance. We believe this balanced management philosophy allows our employees a clear understanding of how to succeed in our organization and how to interact with customers who have come to expect a level of local decision-making autonomy from our employees. Our compensation system focuses on rewarding our employees for high performance, thus enabling us to attract and retain high performing employees.
Diverse and Stable Customer Base to Avoid Market Volatility
We believe our large and diverse customer base limits our exposure to risks associated with customer concentration and fluctuations in local market conditions. We have long and stable relationships with our large and diverse customer base. During fiscal 2017, none of our customers accounted for more than 1.0% of our total revenue. Revenue from external customers located outside of the United States is primarily included in our International segment, which represented 12.4%, 11.8% and 8.6% of total consolidated revenue during fiscal 2017, 2016 and 2015.
Information Technology Systems
Our management reporting systems provide the data and reports that facilitate our ability to make informed financial and inventory purchasing decisions. We use these systems to actively manage our business and enable our sales employees to access the available inventory of our other stores before ordering additional parts or equipment from our suppliers and to access data on values of trade-in units. As a result, we manage our investment in inventory while promptly satisfying our customers' parts and equipment needs. Our customer relationship management system provides sales, available equipment inventory, customer information, and other organizational tools to our sales employees.
Experienced Management Team
Our executive team is led by David Meyer, our Board Chair and Chief Executive Officer, who has over 40 years of industry experience. Our segment leaders, other executive team members, managers in the field, and equipment sales consultants also have extensive knowledge and experience in our industry. We compensate, develop and review our managers and sales employees based on an approach that aligns their incentives with the goals and objectives of our company, including achievement of revenue, profitability, market share and balance sheet objectives. We believe the strength of our management team will help our success in the marketplace.
Growth Strategy
We pursue the following growth strategies:
Increase Market Share and Same-Store Sales
We focus on increasing our share of the equipment sold in our markets because our market share impacts current period revenue and increases our future potential revenue during the life of the sold equipment through recurring parts and service business. We seek to generate same-store growth and increase market share through:

•
employing significant marketing and advertising programs, including targeted direct mailings, internet based marketing, advertising with targeted local media outlets, participation in and sponsorship of trade shows and industry events, our Titan Trader monthly magazine, and by hosting open houses, service clinics, equipment demonstrations, product showcases and customer appreciation outings;

•	supporting and providing customers with training for evolving technologies, such as precision farming and farm data management, that are difficult for small operators to support;

•
maintaining state-of-the-art service facilities, mobile service trucks and trained service technicians to maximize our customers' equipment uptime through preventative maintenance programs and seasonal 24/7 service support; and

•	utilizing our inventory system to optimize the availability of parts and equipment for our customers.
Strategic Acquisitions
The agricultural and construction equipment industries are fragmented and consist of many relatively small, independent businesses servicing discrete local markets. We believe a favorable climate for dealership consolidation will exist in the future due to several factors, including the competitiveness of our industry, increased dealer capitalization requirements and the lack of succession alternatives for current owners. We intend to continue to evaluate and pursue acquisitions with the objectives of entering new markets, in addition to consolidating distribution within our established network, and strengthening our competitive position.
We regularly assess the acquisition landscape, evaluating potential acquisition candidates in terms of availability and alignment to our long-term growth strategy. Typically, we have acquired only the working capital and fixed assets that we believe are necessary to run an efficient store and assume only the liabilities related to financing the inventory and working capital acquired, although we sometimes acquire all the equity of a company. Acquisitions are typically financed with available cash balances, floorplan payables and long-term debt.
The consent of CNH Industrial is required to acquire any CNH Industrial dealership. The consent of our lender group, led by Wells Fargo Bank, National Association (collectively referred to as "Wells Fargo") is required for the acquisition of dealerships meeting certain thresholds or other criteria defined in our Second Amended and Restated Credit Facility, as amended (the "Credit Agreement").
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
Suppliers
CNH Industrial—Case IH Agriculture, Case Construction, New Holland Agriculture and New Holland Construction
We have a longstanding relationship with CNH Industrial, having been an authorized dealer of CNH Industrial equipment since our inception in 1980. According to CNH Industrial, we are the largest retail dealer of Case IH Agriculture equipment in the world, the largest retail dealer of Case Construction equipment in North America, and a major retail dealer of New Holland Agriculture and New Holland Construction equipment in the U.S. In fiscal 2017, CNH Industrial supplied approximately 72% of the new equipment sold in our Agriculture segment, 62% of the new equipment sold in our Construction segment, and 78% of the new equipment sold in our International segment.
CNH Industrial is a publicly-traded, global leader in the agricultural and construction equipment industries based on industry market share data. In 2016, CNH Industrial generated $13.6 billion in revenue from their equipment operations. In addition, CNH Industrial provides financing and insurance products and services to its end-user customers and authorized dealers through its affiliated business unit, CNH Industrial Capital America, LLC ("CNH Industrial Capital").
CNH Industrial is the world's second largest manufacturer of agricultural equipment, manufacturing the Case IH Agriculture and New Holland Agriculture brands of equipment. Case IH Agriculture, recognized by the red color of its equipment, possesses over 170 years of farm equipment heritage. New Holland Agriculture, recognized by the blue color of its tractors and the yellow color of its harvesting and hay equipment, has over 120 years of farm equipment industry experience. CNH Industrial's agricultural equipment dealers are assigned authorized store locations but do not have exclusive territories.
The Case Construction and New Holland Construction brands are owned and operated by CNH Industrial. CNH Industrial's construction equipment dealers are assigned a specific geographic area of responsibility within which the dealers have the right to sell new Case Construction and New Holland Construction equipment.

We believe that our relationship with CNH Industrial is more than a typical supply relationship; it is strategic for both our company and CNH Industrial. In that regard, it is in our mutual interests to maintain and develop the longstanding strong relationship we share.
Dealership Agreements
We have entered into separate dealership agreements with CNH Industrial to sell and service the Case IH Agriculture, New Holland Agriculture, Case Construction and New Holland Construction brands (collectively the “CNH Industrial Dealer Agreements”). CNH Industrial proposed modified dealer agreements in 2016 for all of its North America dealers. We have not yet finalized negotiations of these agreements, but we expect these new dealer agreements with CNH Industrial to be finalized and entered into during fiscal 2018. Certain terms and conditions of the current CNH Industrial Dealer Agreements will be modified by the new agreements. The new dealer agreements with CNH Industrial may not be as favorable as our current dealer agreements.
The CNH Industrial Dealer Agreements assign to us a geographically defined area of principal responsibility, providing us with distribution and product support rights within the identified territory for specific equipment products of the manufacturer. Although the dealer appointment is non-exclusive, in each territory there is typically only one dealership responsible for retail sales to end-users, as well as after-sales product support of the equipment. If we sell certain CNH Industrial equipment outside of our designated sales and service areas, CNH Industrial has the right to require that we pay sales and service fees for purposes of compensating the dealer assigned to such territory. We are authorized to display and use CNH Industrial trademarks and trade names at our stores, with certain restrictions.
Under our CNH Industrial Dealer Agreements, we have both the right and obligation to sell the manufacturer’s equipment and related parts and products and provide customers with services. The CNH Industrial Dealer Agreements impose various requirements on us regarding the location and appearance of facilities, satisfactory levels of new equipment and parts inventories, the training of personnel, adequate business enterprise and information technology system, adequate working capital, maximum adjusted debt to tangible net worth ratio, development of annual sales and marketing goals, and furnishing of monthly and annual financial information. We must obtain the approval or consent of CNH Industrial in the event of proposed fundamental changes to our ownership, governance or business structure (defined as "change in control" events) including among other things (i) a merger, consolidation or reorganization, unless securities representing more than 50% of the total combined voting power of the successor corporation are immediately owned, directly or indirectly, by persons that owned our securities prior to the transaction; (ii) a sale of all or substantially all of our assets; (iii) any transaction or series of transactions resulting in a person or affiliated group acquiring 20% or more of the combined voting power of our securities; (iv) a substantial disposition of shares of our common stock by certain named executives; (v) certain significant changes in the composition of our Board of Directors; and (vi) replacement of our Chief Executive Officer. The CNH Industrial Dealer Agreements do not establish mandatory minimum or maximum retail pricing for our equipment sales or service/parts.
The CNH Industrial Dealer Agreements do not have a fixed term and remain in effect until either party exercises its termination rights under the agreement. CNH Industrial has the right to terminate its dealer agreements with us immediately in certain circumstances, including in the event of our insolvency, bankruptcy or our material breach of provisions of the agreement, if a direct competitor of CNH Industrial (or an affiliated group of such competitor) acquires 20% or more of the combined voting power of our securities, the failure to secure the consent of CNH Industrial for change in control events, and in some cases, for any reason following 90 days written notice. In addition, we have the right to terminate any of the CNH Industrial Dealer Agreements at any time, with or without cause, upon 60 days prior written notice. In the event of termination of any of the CNH Industrial Dealer Agreements, CNH Industrial is obligated to repurchase the inventory of the CNH Industrial brand applicable to the agreement being terminated. The CNH Industrial Dealer Agreements generally do not include non-compete provisions that apply during or after the term of such agreements. Our dealer agreements for Case construction equipment, absent consent of CNH Industrial, restrict our ability to sell competing products of other manufacturers at our Case dealership store locations during the term of such agreements. Our CNH Industrial Dealer Agreements require CNH Industrial's consent, which shall not be unreasonably withheld, prior to us engaging in material business activities not related to sales of products or services to customers in agricultural, construction, industrial or similar markets.
The CNH Industrial Dealer Agreements and industry practices generally provide that payment on equipment and parts purchased from CNH Industrial entities is due within 30 days and is typically subject to floorplan payable financing. CNH Industrial makes available to us any floorplans, parts return programs, sales or incentive programs or similar plans or programs it offers to its other dealers, and provides us with promotional items and marketing materials.
Other Suppliers
In addition to products supplied by CNH Industrial, we sell a variety of new equipment, parts and attachments supplied by other manufacturers. These products tend to address specialized niche markets and complement the CNH Industrial products we sell by filling gaps in the CNH Industrial line of products. We believe our offering of products for specialized niche markets supports our goal of being a one-stop solution for equipment needs at each of our stores. Approximately 30% of our total new equipment sales in fiscal 2017 resulted from sales of products manufactured by companies other than CNH Industrial, with our single largest manufacturer other than CNH Industrial representing approximately 2% of our total new equipment sales. The terms of our arrangements with these other suppliers vary, but most of the dealership agreements contain termination provisions allowing the supplier to terminate the agreement after a specified notice period, which is typically 30 days. Payment and financing practices with these other suppliers are similar to those practices described above with respect to CNH Industrial entities.
Operating Segments, Products and Services
We operate our business in three reportable segments, Agriculture, Construction and International. Within each of our segments, we have four principal sources of revenue: new and used equipment sales, parts sales, equipment repair and maintenance service, and equipment rental and other business activities. See Note 21 to our consolidated financial statements included elsewhere in this Form 10-K for additional information regarding our segments.
Equipment Sales
We sell new agricultural and construction equipment manufactured under the CNH Industrial family of brands as well as equipment from a variety of other manufacturers. The used equipment we sell is primarily acquired through trade-ins from our customers. The agricultural equipment we sell and service includes application equipment and sprayers, combines and attachments, hay and forage equipment, planting and seeding equipment, precision farming technology and related equipment, tillage equipment, and tractors. The construction equipment we sell and service includes compact track loaders, compaction equipment, cranes, crawler dozers, excavators, forklifts, loader/backhoes, loader/tool carriers, motor graders, skid steer loaders, telehandlers and wheel loaders. We sell new and used equipment through our in-house retail sales force, which is organized by geography and operating segment. We also sell used equipment through our outlet store, which specializes in the sale of aged used equipment. In certain circumstances, we also sell aged equipment through the use of alternative channels such as onsite and online auctions. We believe this organizational structure improves the effectiveness of our sales force, better serves our customers and helps us negotiate advantageous trade-in purchase terms. Equipment sales generate cross-selling opportunities for us by populating our markets with equipment we repair and maintain and for which we sell parts. Equipment revenue represented 65.7%, 67.7% and 73.6% of total revenue for the years ended January 31, 2017, 2016 and 2015.
Parts Sales
We sell a broad range of maintenance and replacement parts for both equipment that we sell and other types of equipment. We maintain an extensive in-house parts inventory to provide timely parts and repair and maintenance support to our customers. We generally are able to acquire out-of-stock parts directly from manufacturers within two business days. Our parts sales provide us with a relatively stable revenue stream that is less sensitive to economic cycles than our equipment sales. Parts revenue represented 19.3%, 17.9% and 14.2% of total revenue for the years ended January 31, 2017, 2016 and 2015.
Repair and Maintenance Services
We provide repair and maintenance services, including warranty repairs, for our customers' equipment. Each of our stores includes service bays staffed by trained service technicians. Our technicians are also available to make off-site repairs at the customers' locations. In addition, we provide proactive and comprehensive customer service by maintaining service histories for each piece of equipment owned by our customers, maintaining 24/7 service hours in times of peak service usage, providing on-site repair services, scheduling off-season maintenance activities with customers, notifying customers of periodic service requirements and providing training programs to customers to educate them on standard maintenance requirements. At the time equipment is purchased, we also offer customers the option of purchasing extended warranty protection provided by our suppliers. Our after-market services have historically provided us with a high-margin, relatively stable source of revenue through changing economic cycles. Service revenue represented 10.2%, 9.3%, 7.8% of total revenue for the years ended January 31, 2017, 2016 and 2015.
Equipment Rental and Other Business Activities
We rent equipment to our customers, primarily in the Construction segment, on a short-term basis for periods ranging from a few days to a few months. We actively manage the size, quality, age and composition of our rental fleet and use our information technology systems to closely monitor and analyze customer demand and rate trends. We maintain the quality of our fleet through our on-site parts and services support and dispose of rental equipment through our retail sales force. Our rental activities create cross-selling opportunities for us in equipment sales. In addition, we provide ancillary equipment support activities such as equipment transportation, GPS signal subscriptions in connection with precision farming, farm data management products, and CNH Industrial Capital finance and insurance products. Rental and other revenue represented 4.8%, 5.1% and 4.4% of total revenue for the years ended January 31, 2017, 2016 and 2015.
Geographic Information
Revenue generated from customers located in the U.S. totaled $1.1 billion, $1.2 billion and $1.7 billion for the years ended January 31, 2017, 2016 and 2015. Revenue generated from customers located outside of the United States is primarily included in our International segment, which totaled $150.3 million, $162.1 million and $164.4 million for the years ended January 31, 2017, 2016 and 2015. As of January 31, 2017 and 2016, $159.2 million and $185.1 million of our long-lived assets were held in the U.S. As of January 31, 2017 and 2016, $3.6 million and $4.4 million of our long-lived assets were held in our European subsidiaries.
Customers
Our Agriculture customers vary from small, single machine owners to large farming operations, primarily in the states of Iowa, Minnesota, Nebraska, North Dakota and South Dakota. In fiscal 2017, no single customer accounted for more than 1.0% of our Agriculture revenue.
Our Construction customers include a wide range of construction contractors, public utilities, mining and energy companies, farmers, municipalities and maintenance contractors, primarily in the states of Arizona, Colorado, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, South Dakota, Wisconsin and Wyoming. They vary from small, single machine owners to large firms. In fiscal 2017, no single customer accounted for more than 2.0% of our Construction revenue.
Our International customers vary from small, single machine owners to large farming operations, primarily in the European countries of Bulgaria, Romania, Serbia and Ukraine. In fiscal 2017, there was no single customer the loss of which would have a material impact on our International revenue.
Our stores and mobile service trucks enable us to efficiently service local and regional customers. We believe our operating model enables us to satisfy customer requirements and increase revenue through cross-selling opportunities presented by the various products and services that we offer. A significant portion of our U.S. customers finance their equipment purchases through CNH Industrial Capital.
Floorplan Payable Financing
We attempt to maintain at each store, or have readily available at other stores in our network, sufficient inventory to satisfy customer needs. Inventory levels fluctuate throughout the year and tend to increase before the primary sales seasons for agricultural equipment. The cost of financing our inventory is an important factor affecting our financial results.
CNH Industrial Capital
CNH Industrial Capital offers floorplan payable financing to CNH Industrial dealers to finance the purchase of inventory from CNH Industrial and for used equipment inventory purchased on trade-ins from our customers. CNH Industrial Capital provides this financing in part to enable dealers to carry representative inventories of equipment and encourage the purchase of goods by dealers in advance of seasonal retail demand. CNH Industrial Capital charges variable market rates of interest based on the prime rate on balances outstanding after any interest-free periods and receives a security interest in inventory and other assets. The interest-free periods typically average four months for both new and used agriculture and construction equipment. CNH Industrial Capital also provides floorplan financing for used equipment accepted in trade, repossessed equipment and approved equipment from other suppliers, and receives a security interest in such equipment. As of January 31, 2017, we had a $450.0 million floorplan credit facility with CNH Industrial Capital.
Other Financing Sources for Equipment
As of January 31, 2017, we had a Credit Agreement with Wells Fargo, which includes a $210.0 million wholesale floorplan line of credit, a $90.0 million credit facility with DLL Finance LLC ("DLL Finance"), and the U.S. dollar equivalent of $92.5 million in credit facilities available to our foreign subsidiaries to finance equipment inventory purchases. In February 2017, we amended our DLL Finance credit facility to reduce the amount of available borrowing under this facility to $45.0 million.
In addition, financing also may be available through floorplan payable financing programs offered by other manufacturers and suppliers, or their third party lenders, from which we purchase equipment inventory.

Sales and Marketing
As part of the Titan Operating Model, we have centralized sales support and marketing management. All of our stores benefit from our centralized media buys, strategic planning, sales support and training. At the same time, however, we provide our regional and area managers and their sales teams with flexibility to develop localized sales and marketing strategies.
We currently market our products and services through:

•	our sales employees, who operate out of our network of local stores and call on customers in the markets surrounding each store;

•	our area product support managers, and our store parts managers and service managers, who provide our customers with comprehensive after-market support;

•	our website;

•	local and regional advertising efforts, including broadcast, cable, print and web-based media; and

•	alternative channels, such as auctions, for selling our aged equipment inventories.
Equipment Sales Consultants
Our equipment sales employees are referred to as equipment sales consultants, who perform a variety of functions, such as servicing customers at our stores, calling on existing customers and soliciting new business at farming, construction and industrial sites. We develop customized marketing programs for our sales force by analyzing each customer group for profitability, buying behavior and product selection. All members of our sales force are expected to participate in internal and external manufacturer-sponsored training sessions to develop product and application knowledge, sales techniques and financial acumen. Our sales force is supported by our corporate marketing department.
Parts Managers and Service Managers
Our parts managers and service managers are involved in our efforts to market parts and service, taking advantage of our seasonal marketing campaigns in parts and service sales. As a group, they have won multiple awards from our suppliers for their efforts benefiting both our customers and our key suppliers.
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
Channels for Selling Aged Equipment Inventory
We have one outlet store, which pursues sales opportunities for aged used equipment transferred out of our retail stores. In certain circumstances we also sell aged equipment inventories through the use of alternative channels such as onsite and online auctions.
Competition
The agricultural and construction equipment sales and distribution industries are highly competitive and fragmented, with large numbers of companies operating on a regional or local scale. Our competitors range from multi-location, regional operators to single-location, local dealers and include dealers and distributors of competing equipment brands, including Deere, Caterpillar and the AGCO brands, as well as other dealers and distributors of the CNH Industrial family of brands. Competition among equipment dealers, whether they offer agricultural or construction products or both, is primarily based on the price, value, reputation, quality and design of the products, the customer service and repair and maintenance service provided by the dealer, the availability of equipment and parts, and the accessibility of stores. While we believe we compete favorably on each of the identified competitive factors, our sales and margins may be impacted depending on (i) the extent of aggressive pricing competition through manufacturer discount programs or other competitive pricing tactics, (ii) our ability to obtain higher service gross margins based on our service quality and reputation and (iii) our ability to attract new and maintain existing customers based on the availability and quality of the products we offer and our local relationships and reputation.
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
Through our ERP system, we maintain a complete database of parts and equipment inventory and a centralized inventory control system for each segment. Our ERP system enables us to monitor inventory levels and mix at each store and make adjustments in accordance with our operating plan. Finally, our ERP system is externally connected to CNH Industrial, enabling us to locate CNH Industrial equipment and parts from various CNH Industrial depots.
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
Corporate Information
We were incorporated as a North Dakota corporation in 1980 and reincorporated in Delaware in December 2007 prior to our initial public offering. Our executive offices are located at 644 East Beaton Drive, West Fargo, ND 58078-2648. Our telephone number is (701) 356-0130. We maintain a website at www.titanmachinery.com. All of our SEC filings are available on the Investor Relations page of our website, or at www.sec.gov.
Intellectual Property
We have registered trademarks for certain names and designs used in our business and have trademark applications pending for certain others. We generally operate each of our stores under the Titan Machinery name. Case IH, Case and New Holland are registered trademarks of CNH Industrial, which we use in connection with advertisements and sales as authorized under our dealership agreements. We also license trademarks and trade names of new equipment from other suppliers of equipment to us.
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
Employees
As of January 31, 2017, we employed 2,275 full-time and 156 part-time employees. Our employees are not covered by a collective bargaining agreement. We believe our relations with our employees are good.
Governmental Regulation
We are subject to numerous federal, state, and local rules and regulations, including regulations promulgated by the Environmental Protection Agency and similar state agencies, with respect to storing, shipping, disposing, discharging and manufacturing hazardous materials and hazardous and non-hazardous waste. The environmental regulations applicable to us are associated with the repair and maintenance of equipment at our stores including the handling and disposal of oil, fluids, and solvent cleaners. Currently, none of our stores or operations exceeds small quantity generation status. Compliance with these rules and regulations has not had any material effect on our operations, nor do we expect it to in the future. Further, we have not made, and do not anticipate making, any material capital expenditures related to compliance with environmental regulations. However, there can be no assurance that these expectations are accurate, particularly if regulations change, unforeseen incidents occur or unknown past contamination or non-compliance is discovered, among other similar events.
ITEM 1A.    RISK FACTORS
We are substantially dependent upon CNH Industrial, our primary supplier of equipment and parts inventory.
The majority of our business involves the distribution and after-market parts and servicing of equipment manufactured by CNH Industrial. In fiscal 2017, CNH Industrial supplied approximately 72% of the new equipment sold in our Agriculture segment, 62% of the new equipment sold in our Construction segment, and 78% of the new equipment sold in our International segment, and supplied a significant portion of our parts inventory. Our financial performance and future success are highly dependent on the overall reputation and success of CNH Industrial in the agricultural and construction equipment manufacturing industries, including its ability to maintain its competitive position in product innovation, product quality, and product pricing. In the event that CNH Industrial decided to sell, or reduce its commitment to, its equipment manufacturing segments or if CNH Industrial would change its distribution system to our detriment, this would have a material adverse effect on our financial condition and results of operations.
In addition, CNH Industrial provides to us the following:

•	Floorplan payable financing for the purchase of a substantial portion of our equipment inventory;

•	A significant percentage of the financing used by our customers to purchase CNH equipment from us;

•	Incentive programs and discount programs from time to time that enable us to price our products more competitively; and

•	Promotional and marketing activities on national, regional and local levels.
CNH Industrial may limit or decrease the availability of financing, warranty reimbursements, discounts and rebates, or other marketing incentives. Our financial performance will depend on CNH Industrial’s continued commitment to these programs which enable us to effectively compete in the market.
CNH Industrial may change or terminate our CNH Industrial Dealer Agreements.
We have entered into CNH Industrial Dealer Agreements under which we sell CNH Industrial’s branded agricultural and construction equipment, along with after-market parts and repair services. Subject to applicable state statutes that may govern the dealer-manufacturer legal relationship, CNH Industrial may terminate our CNH Industrial Dealer Agreements immediately in certain circumstances, following written notice and cure periods for certain breaches of the agreement, and in some cases for any reason 90 days following written notice. If CNH Industrial were to terminate all or any of its CNH Industrial Dealer Agreements with us, our business would be severely harmed.
Furthermore, CNH Industrial may unilaterally change its operating practices under the terms of its CNH Industrial Dealer Agreements with us to, among other things, change or authorize additional dealers in our sales and service areas, limit our product offerings, and change pricing or delivery terms. If CNH Industrial were to change the terms of our CNH Industrial Dealer Agreements or its operating practices in a manner that adversely affects us, our business would be harmed.
Our CNH Industrial Dealer Agreements impose obligations and restrictions on us.
Under our CNH Industrial Dealer Agreements, we are obligated to actively promote the sale of CNH Industrial equipment within our designated geographic areas of responsibility, fulfill the product warranty obligations of CNH Industrial, maintain adequate facilities and workforce to service the needs of our customers, and maintain equipment and parts inventories at the level deemed necessary by CNH to meet sales goals as stated in the annual business plan mutually agreed upon by us and CNH, maintain adequate working capital, and maintain stores only in authorized locations. Our CNH Industrial Dealer Agreements do not provide us with exclusive dealerships in any territory, and CNH Industrial could elect to create additional dealers in our market areas in the future, subject to restrictions imposed by state laws.
Consent of CNH Industrial is required for certain material changes in our ownership, governance or business structure, including the acquisition by another party of 20% or more of our outstanding stock. This requirement may have the effect of discouraging a sale or other change in control of the company, including transactions that our stockholders might otherwise deem to be in their best interests.
The acquisition of additional CNH Industrial geographic areas of responsibility and store locations in our Agriculture, Construction and International segments requires the consent of CNH Industrial under our CNH Industrial Dealer Agreements. We cannot assume that CNH Industrial will consent to any acquisition of any stores or dealerships that we may desire to make in the future.
Our Case Dealer Agreement prohibits us from carrying other suppliers' products at our Case construction stores that are competitive with CNH Industrial's products. Our CNH Industrial Dealer Agreements require CNH Industrial's consent, which shall not be unreasonably withheld, prior to us engaging in material business activities not related to sales of products or services to customers in agricultural, construction, industrial or similar markets. These restrictions may prevent us from pursuing business activities that we believe are in the best interests of our shareholders.
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
Our construction equipment customers primarily operate in the mining, natural resource development, construction, transportation, agriculture, manufacturing, industrial processing and utilities industries, which industries generally are capital intensive and cyclical in nature. Many of our construction equipment customers are directly and indirectly affected by fluctuations in commodity prices in the agriculture, forestry, metals and minerals, petroleum and natural gas industries. The continued low price of oil and other commodities, may cause reduced activity in these sectors, which will result in decreased demand for our products and services by our customers operating in these industries.
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
Changes in federal and state agricultural policy could adversely affect sales of agricultural equipment. Government programs and subsidies that reduce economic volatility and enhance farm income positively influence farmers' demand for agricultural equipment. To the extent that future funding or farm programs available to individual farmers are reduced, these changes could reduce demand for agricultural equipment and we could experience a decline in revenue. Changes in government spending on infrastructure projects could adversely affect the demand for construction equipment and we could experience a decline in revenue. In addition, government trade policies impacting or limiting the export or import of agricultural commodities could have a material adverse effect on the international flow of agricultural and other commodities that may result in a corresponding negative effect on the demand for agricultural equipment if net farm income declines as a result.
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
Due to challenges in the agricultural industry in recent years, our industry has experienced an oversupply of inventory, which has negatively affected our financial results, particularly our equipment gross profit margin. The oversupply of equipment in our industry may continue to cause downward pressure on our equipment margins, decrease our inventory turnover, increase our inventory financing costs, and cause us to write-down the carrying value of particular categories of aged equipment to reflect then-current market values. We cannot predict how long the current industry oversupply of equipment will persist, or how it may impact our operating results.
Our financial performance is dependent on our ability to effectively manage new equipment, used equipment, and parts inventories.
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
Our purchases of new equipment and parts are based primarily on projected demand. Our equipment orders from CNH Industrial typically must be slotted months in advance of actual delivery. If actual sales are materially less than our forecasts, we would experience an over-supply of new equipment inventory. An over-supply of new equipment inventory will generally cause downward pressure on our product sale prices and margins, decrease our inventory turns, and increase our floorplan financing expenses.
Our used equipment is generally acquired as “trade-ins” from customers in connection with equipment sales to those customers. In accordance with generally accepted accounting principles, each item of our used equipment inventory is valued at the lower of cost or market and, therefore, lower of cost or market adjustments to our inventory may be required from time to time. The amount of these write-downs of inventory are included in our cost of goods sold, and reduce our operating income. Our estimates of market value for our used equipment may prove to be inaccurate, given the potential for sudden change in market conditions and other factors beyond our control. Changes from our normal retail marketing channel to more aggressive marketing channels for specific pieces or categories of equipment inventory, particularly as equipment inventory ages, will generally cause a modification to our estimate of market value, which may result in a write-down of this inventory's carrying value. Reductions to our inventory's carrying value may result in a lower profit margin than previously expected. Further, pricing for and sales of used equipment can be significantly affected by the limited market for certain equipment.
Our international operations expose us to additional risks.
We are currently operating dealership locations in Bulgaria, Romania, Serbia and Ukraine, and also engage in export business to other countries. In fiscal 2017, total International segment revenues were 12.4% of our consolidated total revenue. As of January 31, 2017, total International segment assets were 13.9% of our consolidated total assets.
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

•
the laws of the European countries in which we operate, unlike the U.S., do not include specific dealer protection laws and, therefore, we may be more susceptible to actions of suppliers that are adverse to our interests such as termination of our dealer agreement for any reason or installing additional dealers in our designated territories; and

•	political or economic changes or instability.
These factors, in addition to others that we have not anticipated, may negatively impact our financial condition and results of operations.
The current political and economic instability in Ukraine could create short-term and long-term disruption in our Ukrainian operations. The instability is causing liquidity problems for certain of our customers, which may result in credit losses on our outstanding receivable balances or cause our customers to delay or reduce their purchases of our products and services. In addition, the current instability may affect our ability to secure new, or to continue existing, working capital loans at desired levels or cause such indebtedness to become more expensive. A reduction in borrowing capacity, absent associated reductions in inventory, could require us to make additional capital contributions to our Ukraine operations. Continued political and economic instability could also cause the Ukrainian government to impose additional currency exchange controls or to otherwise restrict our ability to recover and repatriate our investment in our Ukrainian subsidiary. The stabilization of Ukraine’s economy and political structure will depend in large part on the assistance of the international community, which assistance cannot be assured. Absent this stabilization, our ability to profitably transact business in Ukraine could be adversely affected. Our operations in Ukraine are subject to the risks of further devaluation of the local currency, increased interest rates, and increased inflation.

Floorplan financing for our equipment inventory may not be available on favorable terms, which would adversely affect our growth and results of operations.
We generally purchase our equipment with the assistance of floorplan payable financing programs through CNH Industrial Capital and our other credit facilities. In the event that our available financing sources are insufficient to satisfy our future requirements, we would be required to obtain financing from other sources. We may not be able to obtain this additional or alternative financing on commercially reasonable terms or at all. To the extent that this financing cannot be obtained on commercially reasonable terms or at all, our growth and results of operations would be adversely affected.
Our level of indebtedness could limit our financial and operational flexibility.
As of January 31, 2017, our indebtedness included floorplan payable financing, long-term debt, and senior convertible notes. In addition, we have obligations under our lease agreements for our store locations and corporate headquarters.
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
The credit agreements governing our indebtedness contain covenants that, among other things, restrict our ability to:

•	incur more debt;

•	make investments;

•	create liens;

•	merge or consolidate;

•	transfer and sell assets;

•	pay dividends or repurchase stock; and

•	issue equity instruments.
Our credit facilities with CNH Industrial Capital and DLL Finance require us to satisfy a net leverage ratio and fixed charge coverage ratio on an ongoing basis, measured at the end of each fiscal quarter. Under our Wells Fargo Credit Agreement, in the event that excess availability plus eligible cash collateral is less than 15% of the total facility of $275.0 million, we are required to maintain a fixed charge coverage ratio of at least 1.1. Our ability to borrow under these credit agreements depends upon compliance with these financial covenants.
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
A substantial portion of our borrowings, including the credit facilities with CNH Industrial Capital, Wells Fargo, DLL Finance, and our international floorplan facilities are at variable rates of interest and expose us to interest rate risk. As such, our results of operations are sensitive to movements in interest rates. There are many economic factors outside our control that have in the past and may, in the future, impact rates of interest including publicly announced indices that underlie the interest obligations related to a certain portion of our debt. Factors that impact interest rates include governmental monetary policies, inflation, recession, changes in unemployment, the money supply, international disorder and instability in domestic and foreign financial markets. Such increases in interest rates could have a material adverse effect on our financial conditions and results of operations.
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
The Senior Convertible Notes mature on May 1, 2019, unless earlier purchased by the Company, redeemed or converted. During the year ended January 31, 2017, the Company repurchased an aggregate of $54.3 million face value of its Senior Convertible Notes, and subsequent to January 31, 2017, repurchased an additional $15.4 million of face value. The remaining face value outstanding amounts to $80.3 million. We expect to use cash flow from operations and borrowings under various other credit facilities to repay our Senior Convertible Notes, whether through continued repurchases prior to maturity or at the maturity date. However, our ability to make such payments depends on our future financial performance and the available borrowing capacity under our various other credit facilities.
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
Our industry is highly competitive.
The agricultural and construction equipment distribution and rental industries are highly competitive and fragmented, with large numbers of companies operating on a regional or local basis. Historically, our competitors have competed aggressively on the basis of pricing or inventory availability, resulting in decreased margins on our sales to the extent we choose to match our competitors' pricing. To the extent we choose not to match or remain within a reasonable competitive distance from our competitors' pricing, we may lose sales volume and market share. In addition, to the extent CNH Industrial's competitors (such as Deere, Caterpillar, and AGCO) provide their dealers with more innovative or higher quality products, better customer financing, or have more effective marketing programs, our ability to compete and our results of operations could be adversely affected.
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
We extend credit to our customers for parts and service work, rental charges, and also for some equipment sales in our international operations. If we are unable to manage credit risk issues adequately, or if a large number of customers should have financial difficulties at the same time, our credit losses could increase above historical levels and our operating results would be adversely affected. Delinquencies and credit losses generally would be expected to increase if there was a worsening of economic conditions.
Our business success depends on attracting and retaining qualified personnel.
Our success in executing our operating and strategic plans depends on the efforts and abilities of our management team and key employees, including the managers of our field operations and our country managers in our International operations. The failure to attract and retain members of our management team and key employees will harm us.
Selling and renting agricultural and construction equipment, selling parts, and providing repair services subject us to liability risks that could adversely affect our financial condition and reputation.
Products sold, rented or serviced by us may expose us to potential liabilities for personal injury or property damage claims that arise from the use of such products. Our commercial liability insurance may not be adequate to cover product liability claims. Such insurance may not continue to be available on economically reasonable terms. An uninsured or partially insured claim for which indemnification is not provided could have a material adverse effect on our financial condition. Furthermore, if any significant claims are made against us or against CNH Industrial or any of our other suppliers, our business may be adversely affected by any related negative publicity.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Equipment Stores
As of March 2017, we operate 109 agricultural and construction equipment stores in the United States and Europe, including one outlet store, in the following locations. Certain stores are included in the store count for the Agriculture segment but also sell some construction equipment.

	Agriculture Segment	Construction Segment	International Segment	Total
US States
North Dakota	14	5	—	19
Minnesota	13	3	—	16
Iowa	12	3	—	15
Nebraska	13	2	—	15
South Dakota	11	2	—	13
Colorado	—	3	—	3
Montana	—	3	—	3
Arizona	—	2	—	2
New Mexico	—	1	—	1
Wisconsin	—	1	—	1
Wyoming	—	1	—	1
European Countries
Bulgaria	—	—	7	7
Romania	—	—	8	8
Ukraine	—	—	4	4
Serbia	—	—	1	1
Total	63	26	20	109
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
Store Lease Arrangements
As of January 31, 2017, we leased 126 buildings under operating lease agreements which expire at various dates through January 2031. We have not historically owned significant amounts of real estate, although we evaluate opportunities to invest in our real estate on a case by case basis. Therefore, we anticipate that when we need real estate, including as part of acquiring dealerships, we will lease such real estate from third parties, which may include affiliates of our investors, directors or management. We intend for the terms of all of our leases to be commercially reasonable.
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
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
EXECUTIVE OFFICERS OF THE REGISTRANT
The names, ages and positions of our executive officers are as follows:

Name	Age	Position
David Meyer	63	Board Chair and Chief Executive Officer
Mark Kalvoda	45	Chief Financial Officer
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

	High	Low
Fiscal 2017
First Quarter	$13.00	$8.16
Second Quarter	12.74	10.54
Third Quarter	11.46	9.29
Fourth Quarter	15.70	8.69
Fiscal 2016
First Quarter	$15.50	$11.19
Second Quarter	16.99	13.10
Third Quarter	14.68	10.01
Fourth Quarter	13.29	7.92
As of April 3, 2017, there were approximately 926 record holders of our common stock, which excludes holders whose stock is held either in nominee name or street name brokerage accounts.
DIVIDENDS
We have not historically paid any dividends on our common stock and do not expect to pay cash dividends on our common stock in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, outstanding indebtedness and plans for expansion and restrictions imposed by lenders, if any. Our Credit Agreement with Wells Fargo includes provisions which may restrict the Company from making certain cash payments, including for cash dividends and stock repurchases. The provisions under the Credit Agreement allow the Company to make dividend payments provided that as of the date of such payment there is no default or event of default occurring and continuing, the amount remaining available to be borrowed by the Company under the Credit Agreement is greater than twenty percent of the total borrowing capacity under the Credit Agreement and the Company's fixed charge coverage ratio for the 12 month period recently ended, on a pro forma basis assuming that such proposed cash payment has been made, is at least 1.1 to 1.0. As of January 31, 2017, under the provisions of the Credit Agreement, the Company had an unrestricted dividend availability of approximately $24.0 million.
UNREGISTERED SALES OF EQUITY SECURITIES
We did not have any unregistered sales of equity securities during the fiscal quarter ended January 31, 2017.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
For information on securities authorized for issuance under our equity compensation plans, refer to Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."
REPURCHASES
We did not engage in any repurchases of our common stock during the fiscal quarter ended January 31, 2017.

STOCK PERFORMANCE GRAPH
The following graph compares the cumulative total return for the last trading day of our last five fiscal years on a $100 investment (assuming dividend reinvestment) on January 31, 2012, the last trading day before our fifth preceding fiscal year, in each of our common stock, the Russell 2000 Stock Index and the S&P Retailing Group Index.

	January 31,
	2012	2013	2014	2015	2016	2017
Titan Machinery Inc.	$102.10	$119.31	$67.27	$58.32	$35.04	$55.82
Russell 2000 Index	101.48	115.47	144.75	149.17	132.53	171.77
S&P 500 Retail Index	111.34	140.18	174.22	206.88	239.07	250.85
ITEM 6.    SELECTED FINANCIAL DATA
The data given below, excluding the store count data, as of and for each of the five years in the period ended January 31, 2017, has been derived from our audited consolidated financial statements. In order to understand the effect of accounting policies and material uncertainties that could affect our presentation of financial information, this data should be read in conjunction with our Consolidated Financial Statements and Notes thereto included under Item 8 to this Form 10-K and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operation included under Item 7 of this Form 10-K.
The change in store count, resulting from acquisitions, new store openings, or store closings, has an impact on the comparability of our statement of operations and balance sheet information. The table below summarizes the net change in our store count and ending store count for each fiscal year presented.

	Year Ended January 31,
	2017	2016	2015	2014	2013
Store Count Data
Net change in store count during fiscal year	1	(4)	(7)	2	24
Store count at end of fiscal year	109	108	112	119	117

	Year Ended January 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Statement of Operations Data:
Revenue
Equipment	$797,315	$925,471	$1,398,195	$1,722,738	$1,763,877
Parts	233,819	245,387	270,262	275,750	242,368
Service	124,076	127,457	147,356	149,082	127,779
Rental and other	57,870	69,520	84,433	78,876	64,396
Total Revenue	1,213,080	1,367,835	1,900,246	2,226,446	2,198,420
Cost of Revenue
Equipment	746,169	889,567	1,286,148	1,576,246	1,600,233
Parts	164,020	173,083	189,540	192,199	169,164
Service	46,284	46,814	53,924	54,608	45,748
Rental and other	42,878	52,457	62,250	55,319	43,914
Total Cost of Revenue	999,351	1,161,921	1,591,862	1,878,372	1,859,059
Gross Profit	213,729	205,914	308,384	348,074	339,361
Operating Expenses	211,372	220,524	273,271	291,202	247,557
Impairment and Realignment Costs	4,729	8,500	34,390	9,997	—
Income (Loss) from Operations	(2,372)	(23,110)	723	46,875	91,804
Other Income (Expense)
Interest income and other income (expense)	1,524	(478)	(4,272)	2,109	1,654
Interest expense	(21,865)	(32,623)	(34,791)	(30,555)	(22,762)
Income (Loss) Before Income Taxes	(22,713)	(56,211)	(38,340)	18,429	70,696
Provision for (Benefit from) Income Taxes	(8,178)	(17,982)	(4,923)	10,325	28,137
Net Income (Loss) Including Noncontrolling Interest	(14,535)	(38,229)	(33,417)	8,104	42,559
Less: Net Income (Loss) Attributable to Noncontrolling Interest	(356)	(337)	(1,260)	(747)	86
Net Income (Loss) Attributable to Titan Machinery Inc.	(14,179)	(37,892)	(32,157)	8,851	42,473
Net (Income) Loss Allocated to Participating Securities	243	717	559	(129)	(443)
Net Income (Loss) Attributable to Titan Machinery Inc. Common Stockholders	$(13,936)	$(37,175)	$(31,598)	$8,722	$42,030

Earnings (Loss) per Share
Basic	$(0.65)	$(1.76)	$(1.51)	$0.42	$2.02
Diluted	$(0.65)	$(1.76)	$(1.51)	$0.41	$2.00
Weighted average shares outstanding
Basic	21,294	21,111	20,989	20,894	20,787
Diluted	21,294	21,111	20,989	21,040	20,987

	January 31,
	2017	2016	2015	2014	2013
	(in thousands)
Balance Sheet Data:
Cash	$53,151	$89,465	$127,528	$74,242	$124,360
Receivables, net (1)	60,082	65,534	84,921	105,710	128,235
Inventories (1)	478,266	680,482	870,901	1,068,162	922,767
Prepaid expenses and other	10,989	9,753	10,634	24,740	8,178
Income taxes receivable	5,380	13,011	166	851	503
Assets held for sale	—	—	15,312	—	—
Total current assets	607,868	858,245	1,109,462	1,273,705	1,184,043
Goodwill and intangibles, net	5,001	5,134	5,458	36,501	44,992
Property and Equipment, net of accumulated depreciation	156,647	183,179	208,680	228,000	194,641
Deferred income taxes	547	—	—	—	—
Other assets	1,359	1,317	2,014	6,967	5,992
Total Assets	$771,422	$1,047,875	$1,325,614	$1,545,173	$1,429,668

Accounts payable	$17,326	$16,863	$17,659	$23,714	$28,282
Floorplan payable (2)	233,228	444,780	625,162	748,326	687,425
Current maturities of long-term debt	1,373	1,557	7,749	2,192	10,568
Customer deposits	26,366	31,159	35,090	61,286	46,775
Accrued expenses	30,533	28,914	35,496	36,968	29,590
Liabilities held for sale	—	—	2,835	—	—
Income taxes payable	—	152	3,529	344	310
Total current liabilities	308,826	523,425	727,520	872,830	802,950
Senior convertible notes	88,501	134,145	129,889	125,895	122,143
Long-term debt, less current maturities	38,236	38,409	66,563	94,940	56,051
Deferred income taxes	9,500	11,135	19,971	33,651	39,054
Other long-term liabilities	5,180	2,412	3,312	6,515	9,551
Total stockholders' equity	321,179	338,349	378,359	411,342	399,919
Total Liabilities and Stockholders' Equity	$771,422	$1,047,875	$1,325,614	$1,545,173	$1,429,668

(1) Amounts as of, and prior to January 31, 2016 reflect the revised presentation of unbilled receivables for labor hours incurred and parts inventories consumed during the performance of service arrangements for our customers from inventories to receivables. See Note 1 of our consolidated financial statements for further detail.

(2) Portion of floorplan payable balance which is interest-bearing as of January 31	72%	75%	75%	56%	61%

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing under Item 8 of this 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this annual report, including information with respect to our plans and strategy for our business and expected financial results, includes forward-looking statements that involve risks and uncertainties. You should review the "Information Regarding Forward-Looking Statement" in this Item 7 and "Risk Factors" presented under Item 1A for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis in this annual report.
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
The agricultural equipment we sell and service includes machinery and attachments for uses ranging from large-scale farming to home and garden use. The construction equipment we sell and service includes heavy construction machinery, light industrial machinery for commercial and residential construction, road and highway construction machinery and mining operations equipment. We offer our customers a one-stop solution for their equipment needs through:

•	new and used equipment sales;

•	parts sales;

•	equipment repair and maintenance services; and

•	equipment rental and other activities.
The new equipment and parts we sell are supplied primarily by CNH Industrial. According to public reports filed by CNH Industrial, CNH Industrial is a leading manufacturer and supplier of agricultural and construction equipment based on the number of units sold, primarily through the Case IH Agriculture, New Holland Agriculture, Case Construction and New Holland Construction brands. Sales of new CNH Industrial products accounted for approximately 70% of our new equipment revenue in fiscal 2017, with our single largest manufacturer other than CNH Industrial representing approximately 2% of our total new equipment sales. We acquire used equipment for resale primarily through trade-ins from our customers and in some cases through selective purchases. We sell parts and provide in-store and on-site repair and maintenance services. We rent equipment and provide other ancillary services such as equipment transportation, GPS signal subscriptions and finance and insurance products.
Throughout our 37-year operating history we have built an extensive, geographically contiguous network of 89 stores, including one outlet store, located in the United States and 20 stores in Europe. We have a history of growth through acquisitions, including 52 acquisitions consisting of 110 stores operating in 11 states and three European countries since January 1, 2003. We believe that there will continue to be opportunities for dealership consolidation in the future, and we expect that acquisitions will continue to be an important component of our long-term growth strategy.
Certain External Factors Affecting our Business
We are subject to a number of factors that affect our business including those factors discussed in the sections in this annual report entitled "Risk Factors" and "Information Regarding Forward-Looking Statements." Certain of these external factors include, but are not limited to, the following:
Macroeconomic and Industry Factors
Our Agriculture and International businesses are primarily driven by the demand for agricultural equipment for use in the production of food, fiber, feed grain and renewable energy; home and garden applications; and the maintenance of commercial, residential and government properties. The agriculture industry has been experiencing challenging conditions such as decreases in agricultural commodity prices and net farm income, which, among other things, have a negative effect on customer sentiment and our customers' ability to secure financing for their equipment purchases. Macroeconomic and industry factors that affect commodity prices and net farm income include changing worldwide demand for agriculture commodities, crop yields and supply disruptions caused by weather patterns and crop diseases, crop stock levels, production costs, and changing U.S. dollar foreign currency exchange rates. Based on U.S. Department of Agriculture ("USDA") publications, net farm income for calendar year 2016 decreased 32.7% as compared to the preceding five-year average. Based on its February 2017 report, the USDA projected net farm income for calendar year 2017 to decrease 8.7% as compared to calendar year 2016 and decrease 32.5% as compared to the most recent five-year average. The commodity prices of corn and soybeans, which are the predominant crops in our Agriculture store footprint, decreased significantly during fiscal 2015 and have remained relatively stable at the lower prices during fiscal 2016 and fiscal 2017. These challenging conditions have reduced demand for equipment purchases, service work and parts, resulting in decreased same-store sales, equipment revenue and equipment gross profit margin, and have caused an oversupply of equipment inventory in our geographic footprint.
Our Construction business is primarily impacted by the demand for construction equipment for use in private and government commercial, residential and infrastructure construction; demolition; maintenance; mining; energy and forestry operations. Sales of construction equipment historically have fluctuated with general economic cycles. During general economic downturns, construction equipment retailers tend to experience similar periods of decline and recession. The U.S. Bureau of the Census publishes periodic reports of new residential construction by region in the U.S., which we use to analyze general economic trends in the regions in which we operate and anticipate our customers’ purchasing and rental trends. Decreases in new residential construction generally cause decreases in our equipment revenue. In addition, some of our Construction stores, particularly those in the northwest and western parts of our footprint, are impacted by the oil industry. The significant decrease in oil prices, which began in the third quarter of fiscal 2015, continued through fiscal 2016, and remained at lower prices in fiscal 2017, caused a decrease in oil production and infrastructure activity in these areas. In addition, the aforementioned agriculture industry conditions have also led to a reduction of purchases of Construction equipment by customers in the agriculture industry, negatively affecting certain of our Construction stores. These factors have reduced demand for equipment purchases, equipment rentals, and service work and parts and have caused an oversupply of equipment inventory and rental fleet in these areas.
During economic downturns, and especially in the agriculture industry, equipment revenue generally decreases but parts and service revenue tend to be more stable or even increase as the amount of land in production remains unchanged and because farmers may use existing equipment rather than purchasing new equipment. Our gross profit margins on equipment are lower than gross profits on parts and service. As a result, this change in mix may cause our gross profit margin to increase on a percentage basis even though our overall gross profit dollars may decrease. Our operating expenses are largely fixed expenses, other than commissions paid to our equipment sales consultants which generally fluctuate with gross profit. When equipment revenue decreases, it may have a negative impact on our ability to leverage these fixed costs, and, as a result, may reduce our operating income.
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

Dependence on our Primary Supplier
The majority of our business involves the distribution and servicing of equipment manufactured by CNH Industrial. In fiscal 2017, CNH Industrial supplied approximately 72% of the new equipment sold in our Agriculture segment, 62% of the new equipment sold in our Construction segment, and 78% of the new equipment sold in our International segment, and represented a significant portion of our parts revenue. Thus, we believe the following factors have a significant impact on our operating results:

•	CNH Industrial’s product offerings, reputation and market share;

•	CNH Industrial’s product prices and incentive and discount programs;

•	CNH Industrial's supply of inventory;

•	CNH Industrial's offering of floorplan payable financing for the purchase of a substantial portion of our inventory; and

•	CNH Industrial's offering of financing used by our customers to purchase CNH Industrial equipment from us.
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
Significant Items Impacting Our Financial Position and Results of Operations
Realignment Plans
We periodically monitor our footprint, overall employee workforce and organizational structure to identify ways to enhance our efficiency, effectiveness and sharpen the competitiveness of our business. Depending on market conditions, we may implement realignment plans that include the closing of stores or the reduction of our employee workforce. These realignment plans include costs associated with employee termination benefits, lease termination costs and asset impairment and disposals.
    In February 2017, the Company announced a realignment plan that is expected to be completed by the end of July 2017. The Company closed one Construction location during the fourth quarter ended January 31, 2017 and expects to close 14 Agriculture locations during the first half of fiscal 2018. In fiscal 2016 and 2015, the Company carried out realignment plans that reduced our headcount and resulted in the closure of four Agriculture stores and eight Construction stores. We incurred costs of $3.3 million, $2.0 million and $3.9 million during the fiscal years ended January 31, 2017, 2016 and 2015, related to these activities. See also the Non-GAAP Financial Measures section below for the impact of these costs on adjusted Diluted EPS.
Inventory Impairment Charges
In the fourth quarter of fiscal 2016 we expanded our marketing of certain aged equipment inventory through alternative channels rather than our normal retail channels. We recorded an inventory impairment charge of $27.5 million to equipment cost of revenue in the fourth quarter of fiscal 2016 related to the expanded equipment inventory reduction plan, of which $11.4 million related to our Agriculture segment, $15.9 million related to our Construction segment and $0.2 million related to our International segment. During the course of fiscal 2017 the Company substantially completed this expanded inventory reduction plan of this aged equipment inventory.

Foreign Currency Remeasurement Losses
In February of 2014, the National Bank of Ukraine terminated the currency peg of the Ukrainian hryvnia ("UAH") to the U.S. dollar. As a result of the decoupling and ongoing unstable economic and political conditions in the country, the UAH has experienced significant devaluation through mid 2015, and thereafter has continued to experience more modest volatility through January 31, 2017. The functional currency of our Ukrainian subsidiary is the U.S. dollar and, as a result, any currency remeasurement adjustments for non-dollar denominated monetary assets and liabilities held by this subsidiary are reflected in earnings. For the fiscal years ended January 31, 2017, 2016 and 2015, we recognized $0.2 million, $2.5 million and $5.8 million in foreign currency remeasurement losses resulting from the devaluation of the UAH. These losses are included in interest income and other income (expense) in our consolidated statements of operations. See also the Non-GAAP Financial Measures section below for impact of these costs on adjusted Diluted EPS.
As of January 31, 2017, our Ukrainian subsidiary had $1.1 million of net monetary assets denominated in UAH, subjecting us to ongoing currency remeasurement risks on this amount. We have attempted to minimize our net monetary asset position in UAH through reducing overall asset levels in Ukraine and through borrowing in UAH, which serves as a natural hedging instrument offsetting our UAH denominated assets. Currency and payment controls imposed by the National Bank of Ukraine have limited our ability to manage our net monetary asset position. Such restrictions, coupled with the continued devaluation of the UAH, may create exposure for our net monetary assets.
Segment Reporting
During the three months ended April 30, 2015, we made changes to our internal financial reporting, primarily related to the elimination of transactions within a segment. Previously, segment results were reported at gross amounts with eliminations reported separately to reconcile to consolidated financial results. During the three months ended April 30, 2015, we began reporting these eliminations within the segments to which they relate. The financial information for the fiscal year ended January 31, 2015 has been reclassified for comparability with the current year presentation.
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
Inventories
New and used equipment are stated at the lower of cost (specific identification) or market value with adjustments for decreases in market value on inventory rented but available for sale, estimated as a percentage of the rental income received on such inventory. The majority of our used equipment inventory is acquired through trade-ins from our customers. The acquisition value assigned to each piece of used equipment inventory is determined based on the estimated selling price for that piece of equipment in the applicable market and estimated reconditioning costs. Various industry resources are used to assist in the valuation, and we consider all factors, such as model year, hours, overall condition and estimated reconditioning costs, other equipment specifications, and the market in which we expect to sell the equipment, when determining the final equipment valuation. Subsequent to the initial valuation, all new and used equipment inventories, including that which has been rented, are subject to periodic lower of cost or market evaluation that considers various factors including aging of equipment and market conditions. Generally, used equipment prices are more volatile and dependent on changes in market conditions than prices for new equipment due to incentive programs that may be offered by manufacturers to assist in the sale of new equipment. We review our equipment inventory values on a monthly basis and adjust them whenever the carrying amount exceeds the estimated market value. Parts inventories are valued at the lower of average cost or market value. We estimate market values of our parts inventories based on various factors including aging and sales history of each type of parts inventory. Work in process represents costs incurred in the reconditioning and preparation for sale of our equipment inventories.
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
During our 2017 fiscal year we determined that events or circumstances were present that may indicate that the carrying amount of certain of our store long-lived assets might not be recoverable. The events or circumstances which indicated that certain of our store long-lived assets might not be recoverable included a current period operating loss combined with historical losses and anticipated future operating losses within certain of our stores, or an expectation that a long-lived asset (or asset group) will be disposed of before the end of its previously estimated useful life. In light of these circumstances, we performed step one of the impairment analysis for these assets, which have a combined carrying value of $15.5 million, to determine if the asset values are recoverable. In certain cases the analysis indicated that the carrying value is not recoverable. The aggregate carrying value of such assets totaled $9.6 million. Based on this conclusion, we performed step two of the impairment analysis and estimated the fair value of these assets using primarily the estimated selling prices of similar assets. Step two of the analysis indicated that an impairment charge in the amount of $4.4 million was necessary, of which $1.9 million related to the Agriculture segment, $2.2 million related to the Construction segment, and $0.3 million related to the International segment. In all other cases, in which the aggregate carrying value of such assets totaled $5.9 million, our analyses indicated that the carrying values are recoverable based on our estimates of future undiscounted cash flows under step one of the impairment analysis.
Our analyses incorporated certain key assumptions, including estimated revenue, gross margin and operating expense levels and an assumption about the remaining useful lives of the long-lived assets being evaluated. Our key assumptions were developed for each store tested for impairment and were based on our assumptions about overall industry growth or decline within which each store operates as well as consideration of historical operating performance and our expectation of changes from such levels. Our analyses also incorporated estimates of the fair value of certain of our long-lived assets. Such estimates incorporated significant unobservable inputs, including adjustments to market sales information to incorporate differences in geographical location and age and condition of subject assets, as well as estimates of anticipated net cash flows to be generated from the use of the subject assets and the discount rate applied to such cash flows.
Our estimates inherently include a degree of uncertainty, but we believe that these estimates and assumptions used in deriving the estimated future cash flows of these store locations and the estimated fair values of certain long-lived assets are reasonable and based on the best information currently available. However, adverse changes in macroeconomic or industry conditions, the competitive environment, or adverse changes in our expectations about the future operating performance of a store could result in impairment charges in future periods which could materially impact our results of operations and financial position.
We performed similar impairment analyses at the end of fiscal 2016 and 2015. For fiscal 2016, we recognized impairment charges of $6.9 million, of which $4.0 million related to the Agriculture segment, $2.8 million related to the Construction segment and $0.1 million related to the Shared Resource Center. For fiscal 2015, we recognized impairment charges of $1.0 million, of which $0.6 million related to the Agriculture segment, $0.3 million related to the Construction segment and $0.1 million related to the International segment.

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
In reviewing our deferred tax assets as of January 31, 2017 and 2016, we concluded that a partial valuation allowance for U.S. federal and state deferred tax assets of $3.9 million and $2.4 million was warranted. This conclusion was principally based on the presence of historical losses and our expected future sources of taxable income, including taxable income in prior carryback years, if applicable, and the anticipated future reversal of our existing deferred tax assets and liabilities.

We review our foreign deferred tax assets, including net operating losses, on a jurisdiction-by-jurisdiction basis. As of January 31, 2017 and 2016, we concluded that a valuation allowance for certain of our foreign deferred tax assets, including net operating losses, was warranted in the amount of $5.1 million and $6.5 million. This conclusion was principally based on the presence of historical losses and the anticipated time period over which we may generate taxable income in excess of these historical losses.
The initial recognition of, and any changes in, a deferred tax asset valuation allowance are recorded to the provision for income taxes and impacts our effective tax rate.
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
Key Financial Metrics
In addition to tracking our sales and expenses to evaluate our operational performance, we also monitor the following key financial metrics. The results of some of these metrics are discussed further throughout the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-K.
Inventory Turnover
Inventory turnover measures the rate at which inventory is sold during the year. We calculate it by dividing cost of sales on equipment and parts for the last twelve months by the average of the month-end balances of our equipment and parts inventories for the same twelve-month period. We believe that inventory turnover is an important management metric in evaluating the efficiency at which we are managing and selling our inventories.
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
Adjusted EBITDA
EBITDA is a non-GAAP financial measure defined as earnings before finance costs, income taxes, depreciation and amortization and is a metric frequently used to assess and evaluate financial performance. Management uses Adjusted EBITDA as a measure of financial performance, as a supplemental measure to evaluate the Company's overall operating performance and believes it provides a useful metric for comparability between periods and across entities within our industry by excluding differences in capital structure, income taxes, non-cash charges and certain activities that occur outside of the ordinary course of our business. We calculate Adjusted EBITDA as our net income (loss) including noncontrolling interest, adjusted for net interest (excluding floorplan interest expense), income taxes, depreciation, amortization, and items included in our non-GAAP reconciliation of earnings, for each of the respective periods. Adjusted EBITDA should be evaluated in addition to, and not considered a substitute for, or superior to, any GAAP measure of net income (loss). In addition, other companies may calculate Adjusted EBITDA in a different manner, which may hinder comparability with other companies. Adjusted EBITDA (loss) for the years ended January 31, 2017, 2016 and 2015, was calculated as follows:

	2017	2016	2015
	(in thousands)
Net Loss Including Noncontrolling Interest	$(14,535)	$(38,229)	$(33,417)
Adjustments
Interest Expense, Net of Interest Income	7,112	12,091	13,531
Benefit from Income Taxes	(8,178)	(17,982)	(4,923)
Depreciation and amortization	26,868	28,538	31,768
EBITDA (Loss)	11,267	(15,582)	6,959

Non-GAAP Adjustments
Impairment	4,410	6,903	31,225
Gain on Repurchase of Senior Convertible Notes	(3,130)	—	—
Debt Issuance Cost Write-Off	624	1,558	—
Realignment / Store Closing Costs	319	1,597	3,636
Gain on Insurance Recoveries	(1,997)	—
Ukraine Remeasurement (1)	195	2,485	5,753
Total Non-GAAP Adjustments	421	12,543	40,614
Adjusted EBITDA (Loss)	$11,688	$(3,039)	$47,573
____________________________________________________________________
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
Floorplan Interest
The cost of financing inventory is an important factor affecting our results of operations. Floorplan payable financing from CNH Industrial Capital, Wells Fargo, DLL Finance and various credit facilities related to our foreign subsidiaries represent the primary sources of financing for equipment inventories. CNH Industrial regularly offers interest-free periods as well as additional incentives and special offers. As of January 31, 2017, 27.8% of our floorplan payable financing was non-interest bearing.
Other Interest Expense
Interest expense represents the interest on our outstanding debt instruments, including our Senior Convertible Notes, other than floorplan payable financing facilities. Non-cash interest expense from amortization of the debt discount associated with our Senior Convertible Notes is also included in this balance.

Results of Operations
Comparative financial data for each of our four sources of revenue for fiscal 2017, 2016, and 2015 are expressed below. The results of these periods include the operating results of the acquisitions made during these periods. The year-to-year comparisons included below are not necessarily indicative of future results. Information regarding segment revenue and income (loss) before income taxes is presented for each fiscal year following our discussion of the consolidated results of operations. Additional information regarding our segments is included in Note 21 of our consolidated financial statements.

	Year Ended January 31,
	2017	2016	2015
	(dollars in thousands)
Equipment
Revenue	$797,315	$925,471	$1,398,195
Cost of revenue	746,169	889,567	1,286,148
Gross profit	$51,146	$35,904	$112,047
Gross profit margin	6.4%	3.9%	8.0%
Parts
Revenue	$233,819	$245,387	$270,262
Cost of revenue	164,020	173,083	189,540
Gross profit	$69,799	$72,304	$80,722
Gross profit margin	29.9%	29.5%	29.9%
Service
Revenue	$124,076	$127,457	$147,356
Cost of revenue	46,284	46,814	53,924
Gross profit	$77,792	$80,643	$93,432
Gross profit margin	62.7%	63.3%	63.4%
Rental and other
Revenue	$57,870	$69,520	$84,433
Cost of revenue	42,878	52,457	62,250
Gross profit	$14,992	$17,063	$22,183
Gross profit margin	25.9%	24.5%	26.3%

The following table sets forth our statements of operations data expressed as a percentage of revenue for the fiscal years indicated.

	Year Ended January 31,
	2017	2016	2015
Revenue
Equipment	65.7%	67.7%	73.6%
Parts	19.3%	17.9%	14.2%
Service	10.2%	9.3%	7.8%
Rental and other	4.8%	5.1%	4.4%
Total Revenue	100.0%	100.0%	100.0%
Total Cost of Revenue	82.4%	84.9%	83.8%
Gross Profit Margin	17.6%	15.1%	16.2%
Operating Expenses	17.4%	16.1%	14.4%
Impairment and Realignment Costs	0.4%	0.7%	1.8%
Income (Loss) from Operations	(0.2)%	(1.7)%	—%
Other Income (Expense)	(1.7)%	(2.4)%	(2.0)%
Loss Before Income Taxes	(1.9)%	(4.1)%	(2.0)%
Benefit from Income Taxes	(0.7)%	(1.3)%	(0.2)%
Net Loss Including Noncontrolling Interest	(1.2)%	(2.8)%	(1.8)%
Less: Loss Attributable to Noncontrolling Interest	—%	—%	(0.1)%
Net Loss Attributable to Titan Machinery Inc.	(1.2)%	(2.8)%	(1.7)%
Fiscal Year Ended January 31, 2017 Compared to Fiscal Year Ended January 31, 2016
Consolidated Results
Revenue

	Year Ended January 31,			Percent
	2017	2016	Decrease	Change
	(dollars in thousands)
Equipment	$797,315	$925,471	$(128,156)	(13.8)%
Parts	233,819	245,387	(11,568)	(4.7)%
Service	124,076	127,457	(3,381)	(2.7)%
Rental and other	57,870	69,520	(11,650)	(16.8)%
Total Revenue	$1,213,080	$1,367,835	$(154,755)	(11.3)%
The decrease in total revenue for fiscal 2017, as compared to fiscal 2016, was primarily due to a decrease in same-store sales of 10.6% and the impact of our store closings during fiscal 2016. The same-store sales decrease was mainly driven by a decrease in Agriculture same-store sales of 13.9%, which primarily resulted from a decrease in equipment revenue, as well as a decrease in Construction same-store sales of 3.8%. These decreases in same-store sales were primarily the result of the challenging industry conditions facing our Agriculture and Construction segments discussed in the Industry Factors section above. The Construction industry conditions led to lower rental and other revenue, particularly in our Construction stores in oil production areas.

Gross Profit

	Year Ended January 31,		Increase/	Percent
	2017	2016	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$51,146	$35,904	$15,242	42.5%
Parts	69,799	72,304	(2,505)	(3.5)%
Service	77,792	80,643	(2,851)	(3.5)%
Rental and other	14,992	17,063	(2,071)	(12.1)%
Total Gross Profit	$213,729	$205,914	$7,815	3.8%
Gross Profit Margin
Equipment	6.4%	3.9%	2.5%	64.1%
Parts	29.9%	29.5%	0.4%	1.4%
Service	62.7%	63.3%	(0.6)%	(0.9)%
Rental and other	25.9%	24.5%	1.4%	5.7%
Total Gross Profit Margin	17.6%	15.1%	2.5%	16.6%
Gross Profit Mix
Equipment	23.9%	17.4%	6.5%	37.4%
Parts	32.7%	35.1%	(2.4)%	(6.8)%
Service	36.4%	39.2%	(2.8)%	(7.1)%
Rental and other	7.0%	8.3%	(1.3)%	(15.7)%
Total Gross Profit Mix	100.0%	100.0%	—%	—%
The increase in total gross profit margin from 15.1% in fiscal 2016 to 17.6% in fiscal 2017 was primarily due to the increase in gross profit margin on equipment. Fiscal 2016 equipment gross profit contains a $27.5 million impairment charge recognized on aged equipment inventories. Excluding the impact of this charge, equipment gross profit margin decreased slightly in fiscal 2017 from fiscal 2016 as the result of our aggressive pricing and retailing of used equipment inventories in fiscal 2017 to accelerate our used inventory reduction efforts.
Our company-wide absorption rate improved to 77.7% for fiscal 2017 from 75.0% for fiscal 2016 as our decrease in gross profit from parts, service and rental and other in fiscal 2017 was exceeded by a reduction in our fixed operating costs and lower floorplan interest expense.
Operating Expenses

	Year Ended January 31,		Increase/	Percent
	2017	2016	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$211,372	$220,524	$(9,152)	(4.2)%
Operating Expenses as a Percentage of Revenue	17.4%	16.1%	1.3%	8.1%
The $9.2 million decrease in operating expenses was primarily the result of our realignment plan implemented in the first quarter of fiscal 2016 in which we reduced our headcount by 14% and generated additional cost savings associated with the closing of four stores. In addition, commission expense in fiscal 2017 decreased relative to the prior year due to the decrease in equipment gross profit, exclusive of the impact of the $27.5 million impairment charge recognized in fiscal 2016. The increase in operating expenses as a percentage of total revenue was primarily due to the decrease in total revenue in fiscal 2017, as compared to fiscal 2016, which negatively affected our ability to leverage our fixed operating costs.

Impairment and Realignment Costs

	Year Ended January 31,			Percent
	2017	2016	Decrease	Change
	(dollars in thousands)
Impairment of Intangibles and Long-Lived Assets	4,410	6,903	(2,493)	(36.1)%
Realignment Costs	319	1,597	(1,278)	(80.0)%
During fiscal 2017, we recognized a total of $4.4 million in impairment expense related to long-lived assets, compared to impairment expense of $6.9 million in fiscal 2016. The realignment costs recognized in fiscal 2017 and fiscal 2016 occurred as a result of our store realignment plans and associated exit costs, including accruals for lease terminations and remaining lease obligations, employee termination benefits, and the costs associated with relocating certain assets of our closed stores. See Note 20 to our consolidated financial statements for further details on our store realignment plans and associated exit costs, and the Non-GAAP Financial Measures section below for impact of these amounts on adjusted Diluted EPS.
Other Income (Expense)

	Year Ended January 31,			Percent
	2017	2016	Decrease	Change
	(dollars in thousands)
Interest income and other income (expense)	$1,524	$(478)	$(2,002)	(418.8)%
Floorplan interest expense	(13,560)	(18,334)	(4,774)	(26.0)%
Other interest expense	(8,305)	(14,289)	(5,984)	(41.9)%
The improvement in interest income and other income (expense) is primarily due to a decrease in foreign currency remeasurement losses in Ukraine, resulting from changes in the valuation of the Ukrainian hryvnia, which totaled $0.2 million and $2.5 million for fiscal 2017 and 2016. See the Non-GAAP Financial Measures section below for impact of the Ukraine foreign currency remeasurement losses on adjusted net income (loss) and adjusted Diluted EPS. The decrease in floorplan interest expense for fiscal 2017, as compared to last year, was primarily due to a decrease in our average interest-bearing inventory in fiscal 2017. The decrease in other interest expense is primarily due to a $3.1 million gain recognized in fiscal 2017 related to repurchases of $54.3 million of face value of our Senior Convertible Notes and the interest savings subsequent to the repurchases. See the Non-GAAP Financial Measures section below for the impact of the gain on repurchase of Senior Convertible Notes on adjusted net income (loss) and adjusted Diluted EPS.
Benefit from Income Taxes

	Year Ended January 31,			Percent
	2017	2016	Decrease	Change
	(dollars in thousands)
Benefit from Income Taxes	$(8,178)	$(17,982)	$(9,804)	(54.5)%
Our effective tax rate changed from 32.0% in fiscal 2016 to 36.0% in fiscal 2017, primarily due to a change in mix of our domestic and foreign losses before income taxes in relation to our total loss before income taxes, and the impact of recognizing valuation allowances on our U.S. federal and state and certain of our foreign deferred tax assets, including net operating losses. See Note 14 to our consolidated financial statements for further details on our effective tax rate, and the Non-GAAP Financial Measures section below for impact of income tax valuation allowance on adjusted Diluted EPS.

Segment Results

	Year Ended January 31,		Increase/	Percent
	2017	2016	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$739,167	$864,851	$(125,684)	(14.5)%
Construction	323,625	340,916	(17,291)	(5.1)%
International	150,288	162,068	(11,780)	(7.3)%
Total	$1,213,080	$1,367,835	$(154,755)	(11.3)%

Income (Loss) Before Income Taxes
Agriculture	$(15,781)	$(29,710)	$13,929	46.9%
Construction	(5,875)	(26,388)	20,513	77.7%
International	(469)	(3,004)	2,535	84.4%
Segment income (loss) before income taxes	(22,125)	(59,102)	36,977	62.6%
Shared Resources	(588)	2,891	(3,479)	(120.3)%
Total	$(22,713)	$(56,211)	$33,498	59.6%
Agriculture
Agriculture segment revenue for fiscal 2017 decreased 14.5% compared to the same period last year. The revenue decrease was due to a decrease in Agriculture same-store sales of 13.9% as compared to fiscal 2016, which was primarily caused by a decrease in equipment revenue, largely resulting from the challenging industry conditions discussed in the Industry Factors section above.
Agriculture segment loss before income taxes for fiscal 2017 improved by $13.9 million compared to the same period last year primarily due to an improvement in equipment gross profit and a reduction in operating expenses and floorplan interest expense, but partially offset by the aforementioned decrease in equipment revenue. The improvement in equipment gross profit was primarily the result of the $11.4 million equipment inventory impairment charge recognized in fiscal 2016 as discussed in the Inventory Impairment Charges section above. Excluding the impact of this charge, equipment gross profit margin decreased slightly in fiscal 2017 from fiscal 2016 as the result of our aggressive pricing and retailing of used equipment inventories in fiscal 2017 to accelerate our used inventory reduction efforts. The decrease in operating expenses is primarily the result of the cost savings associated with our realignment plan implemented in the first quarter of fiscal 2016. Additionally, the decrease in floorplan interest expense occurred as the result of a decrease in our average interest-bearing inventory during fiscal 2017 compared to fiscal 2016.
Construction
Construction segment revenue for fiscal 2017 decreased 5.1% compared to last year, primarily due to a decrease in Construction same-store sales of 3.8% over fiscal 2016 and due to the impact of our store closings. The decrease in Construction same-store sales was experienced across all lines of our business and was largely due to the challenging industry conditions discussed in the Industry Factors section above.
Our Construction segment loss before income taxes was $5.9 million for fiscal 2017 compared to segment loss before income taxes of $26.4 million for fiscal 2016. The improvement in segment loss before income taxes was primarily the result of an improvement in equipment gross profit and a reduction in operating expenses and floorplan interest expense, but partially offset by the aforementioned decrease in revenue. The improvement in equipment gross profit was primarily the result of the $15.9 million equipment inventory impairment charge recognized in fiscal 2016 as discussed in the Inventory Impairment Charges section above. The decrease in operating expenses reflects cost savings associated with our realignment plan implemented in the first quarter of fiscal 2016 and the decrease in floorplan interest expense is the result of a decrease in our average interest-bearing inventory during fiscal 2017 compared to fiscal 2016. The dollar utilization of our rental fleet was 24.0% in fiscal 2017 which was consistent with fiscal 2016 dollar utilization of 24.3%.

International
International segment revenue for fiscal 2017 decreased 7.3% compared to the same period last year due to a same-store sales decrease of 7.3%. The revenue decrease, which was primarily caused by a decrease in equipment revenue, was largely the result of continued low global commodity prices affecting customer demand and reduced funding available through European Union subvention funds in certain of our markets.
Our International segment loss before income taxes was $0.5 million for fiscal 2017 compared to segment loss before income taxes of $3.0 million for the same period last year. This improvement was primarily due to lower foreign currency remeasurement losses in Ukraine and lower floorplan interest expense, as compared to prior year. Foreign currency remeasurement losses in Ukraine, resulting from changes in the valuation of the Ukrainian hryvnia, decreased from $2.5 million in fiscal 2016 to $0.2 million in fiscal 2017. Floorplan interest expense decreased in fiscal 2017 compared to last year due to a reduction in interest-bearing floorplan payables resulting from a reduction in our inventory levels and lower interest rates.
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
Operating Expenses

	Year Ended January 31,		Increase/	Percent
	2016	2015	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$220,524	$273,271	$(52,747)	(19.3)%
Operating Expenses as a Percentage of Revenue	16.1%	14.4%	1.7%	11.8%
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
During fiscal 2016, we recognized a total of $6.9 million in impairment expense related to long-lived assets, compared to impairment costs totaling $31.2 million in fiscal 2015 related to certain goodwill, other intangible assets and long-lived assets. The realignment costs recognized in fiscal 2016 and fiscal 2015 arise as a result of our store realignment plans and associated exit costs, including accruals for lease terminations and remaining lease obligations, employee termination benefits, the impairment of certain fixed assets, and the costs associated with relocating certain assets of our closed stores. See Note 20 to our consolidated financial statements for further details on our store realignment plans and associated exit costs, and the Non-GAAP Financial Measures section below for impact of these amounts on adjusted Diluted EPS.
Other Income (Expense)

	Year Ended January 31,			Percent
	2016	2015	Decrease	Change
	(dollars in thousands)
Interest income and other income (expense)	$(478)	$(4,272)	$(3,794)	(88.8)%
Floorplan interest expense	(18,334)	(20,477)	(2,143)	(10.5)%
Other interest expense	(14,289)	(14,314)	(25)	(0.2)%
The improvement in interest income and other income (expense) is primarily due to a decrease in foreign currency remeasurement losses in Ukraine, resulting from changes in the valuation of the Ukrainian hryvnia, which totaled $2.5 million and $5.8 million for fiscal 2016 and 2015. See the Non-GAAP Financial Measures section below for impact of the Ukraine foreign currency remeasurement losses on adjusted Diluted EPS. The decrease in floorplan interest expense for fiscal 2016, as compared to last year, was primarily due to a decrease in our average interest-bearing inventory in fiscal 2016. Other interest expense included write-offs of capitalized debt issuance costs totaling $1.6 million related to amending our Wells Fargo credit facility, but was offset by decreased interest expense resulting from lower long-term debt balances in fiscal 2016 as compared to the same period last year. See the Non-GAAP Financial Measures section below for impact of capitalized debt issuance costs write-off's on adjusted Diluted EPS.
Benefit from Income Taxes

	Year Ended January 31,			Percent
	2016	2015	Increase	Change
	(dollars in thousands)
Benefit from Income Taxes	$(17,982)	$(4,923)	$13,059	265.3%
Our effective tax rate changed from 12.8% in fiscal 2015 to 32.0% in fiscal 2016, primarily due to a change in mix of our domestic and foreign losses before income tax in relation to our total loss before income taxes. In addition, as the majority of our foreign operations have full valuation allowances on deferred tax assets including net operating losses, they do not recognize any income tax expense or benefit. We also recorded valuation allowances of $2.4 million and $5.6 million in fiscal 2016 and 2015, on deferred tax assets, including net operating loss carryforwards, in the foreign jurisdictions which have historical losses. See Note 14 to our consolidated financial statements for further details on our effective tax rate, and the Non-GAAP Financial Measures section below for impact of income tax valuation allowance on adjusted Diluted EPS.

Segment Results

	Year Ended January 31,		Increase/	Percent
	2016	2015	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$864,851	$1,346,457	$(481,606)	(35.8)%
Construction	340,916	389,435	(48,519)	(12.5)%
International	162,068	164,354	(2,286)	(1.4)%
Total	$1,367,835	$1,900,246	$(532,411)	(28.0)%

Income (Loss) Before Income Taxes
Agriculture	$(29,710)	$(11,434)	$(18,276)	(159.8)%
Construction	(26,388)	(11,941)	(14,447)	(121.0)%
International	(3,004)	(17,109)	14,105	82.4%
Segment income (loss) before income taxes	(59,102)	(40,484)	(18,618)	(46.0)%
Shared Resources	2,891	2,144	747	34.8%
Total	$(56,211)	$(38,340)	$(17,871)	46.6%
Agriculture
Agriculture segment revenue for fiscal 2016 decreased 35.8% compared to the same period last year. The revenue decrease was due to a decrease in Agriculture same-store sales of 34.6% as compared to fiscal 2015, which was primarily caused by a decrease in equipment revenue, largely resulting from the challenging industry conditions discussed in the Industry Factors section above.
Agriculture segment loss before income taxes for fiscal 2016 increased $18.3 million compared to the same period last year, primarily due to the aforementioned decrease in equipment revenue, a decrease in equipment gross profit margin, the aforementioned long-lived asset impairment charges of $4.0 million, but partially offset by a decrease in operating expenses. The compression in equipment gross profit margin was primarily caused by the $11.4 million equipment inventory impairment charge and the industry challenges, as discussed in Inventory Impairment Charges and Industry Factors sections above. The decrease in operating expenses is the result of the cost savings associated with our realignment plan implemented in the first quarter of fiscal 2016 and lower commission expense resulting from the decrease in equipment gross profit.
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
Our Construction segment loss before income taxes was $26.4 million for fiscal 2016 compared to segment loss before income taxes of $11.9 million for fiscal 2015. This decrease was primarily due to the aforementioned decrease in revenue and the decrease in equipment gross profit margin, but offset by a decrease in operating expenses. The compression in equipment gross profit margin was primarily caused by the $15.9 million equipment inventory impairment charge and the industry challenges, as discussed in Inventory Impairment Charges and Industry Factors sections above. The decrease in operating expenses reflects costs savings associated with our realignment plan implemented in the first quarter of fiscal 2016. The dollar utilization of our rental fleet decreased, from 27.7% in fiscal 2015 to 24.3% in fiscal 2016, primarily resulting from the challenging industry conditions.
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

The following tables reconcile Net Loss Including Noncontrolling Interest and Diluted EPS, GAAP measures, to Adjusted Net Loss Including Noncontrolling Interest and Adjusted Diluted EPS, both Non-GAAP measures:

	Year Ended January 31,
	2017	2016	2015
	(dollars in thousands, except per share data)
Net Loss Including Noncontrolling Interest
Net Loss Including Noncontrolling Interest	$(14,535)	$(38,229)	$(33,417)
Non-GAAP Adjustments
Impairment (1)	4,410	6,903	30,683
Gain on Repurchase of Senior Convertible Notes (2)	(3,130)	—	—
Debt Issuance Cost Write-Off (3)	624	1,558	—
Realignment / Store Closing Costs (4)	319	1,597	3,573
Ukraine Remeasurement (5)	195	2,485	5,653
Gain on Insurance Recoveries	(1,997)	—	—
Total Pre-Tax Non-GAAP Adjustments	421	12,543	39,909
Less: Tax Effect of Non-GAAP Adjustments (6)	(6)	1,639	(10,490)
Income Tax Valuation Adjustments (7)	44	2,384	306
Total Non-GAAP Adjustments	383	8,520	29,725
Adjusted Net Loss Including Noncontrolling Interest	$(14,152)	$(29,709)	$(3,692)

Loss per Share - Diluted
Loss per Share - Diluted	$(0.65)	$(1.76)	$(1.51)
Non-GAAP Adjustments
Impairment (1)	0.20	0.32	1.46
Gain on Repurchase of Senior Convertible Notes (2)	(0.15)	—	—
Debt Issuance Cost Write-Off (3)	0.03	0.07	—
Realignment / Store Closing Costs (4)	0.01	0.07	0.17
Ukraine Remeasurement (5)	0.01	0.12	0.27
Gain on Insurance Recoveries	(0.10)	—	—
Total Pre-Tax Non-GAAP Adjustments	—	0.58	1.90
Less: Tax Effect of Non-GAAP Adjustments (6)	—	0.19	(0.50)
Income Tax Valuation Adjustments (7)	—	0.11	0.02
Total Non-GAAP Adjustments	—	0.51	1.42
Adjusted Loss per share - Diluted (8)	$(0.65)	$(1.25)	$(0.09)

(1)	See Notes 1 and 5 of the notes to our consolidated financial statements for details of this matter.

(2)	See Note 7 of the notes to our consolidated financial statements for details of this matter.

(3)	See Note 6 of the notes to our consolidated financial statements for details of this matter.

(4)	See Note 20 of the notes to our consolidated financial statements for details of this matter.

(5)
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

(6)
The tax effect of Non-GAAP Adjustments was calculated using a 40% tax rate for all U.S. related items that was determined based on a 35% federal statutory rate and a blended state statutory rate of 5% and no tax effect for foreign related items as all of our foreign operations with a Non-GAAP adjustment have full valuation allowances on deferred tax assets including net operating losses, therefore we are not recognizing any income tax expense or benefit.

(7)	Amount reflects the initial valuation allowance recognized for all deferred tax assets for which no previous valuation allowance existed.

(8)	Adjustments are net of the impact of amounts attributable to noncontrolling interests and allocated to participating securities.

Also, see our discussion of Adjusted EBITDA in the Key Financial Metrics section within Management's Discussion and Analysis of this 10-K.
Liquidity and Capital Resources
Sources of Liquidity
Our primary sources of liquidity are cash reserves, cash generated from operations, and borrowings under our floorplan payable and other credit facilities. We expect these sources of liquidity to be sufficient to fund our working capital requirements, acquisitions, capital expenditures and other investments in our business, service our debt, pay our tax and lease obligations and other commitments and contingencies, and meet any seasonal operating requirements for the foreseeable future, provided, however, that our borrowing capacity under our credit agreements is dependent on compliance with various financial covenants as further described in Note 6 to our consolidated financial statements included in this Form 10-K. We have worked in the past, and will continue to work in the future, with our lenders to implement satisfactory modifications to these financial covenants when appropriate for the business conditions confronted by us.
The non-U.S. subsidiaries, for which we have elected to permanently reinvest earnings outside of the U.S., held $6.4 million of cash as of January 31, 2017. Our current plans do not demonstrate a need to, nor do we have plans to, repatriate the retained earnings from these subsidiaries, as the earnings are permanently reinvested. However, if we determine, in the future, that it is necessary to repatriate these funds or we sell or liquidate any of these subsidiaries, we may be required to pay taxes associated with the repatriation or the sale or liquidation of these subsidiaries. We may also be required to accrue and pay withholding taxes, depending on the foreign jurisdiction from which the funds are repatriated.
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
As of January 31, 2017, we had discretionary floorplan payable lines of credit for equipment purchases totaling $842.5 million, which includes a $210.0 million Floorplan Payable Line with Wells Fargo, a $450.0 million credit facility with CNH Industrial Capital, a $90.0 million credit facility with DLL Finance and the U.S. dollar equivalent of $92.5 million in credit facilities related to our foreign subsidiaries. Floorplan payable relating to these credit facilities totaled $228.3 million of the total floorplan payable balance of $233.2 million outstanding as of January 31, 2017. Available borrowings under these lines of credit are reduced by amounts outstanding, borrowing base calculations and standby letters of credit under the Wells Fargo credit agreement, and certain acquisition-related financing arrangements under the CNH Industrial Capital credit facility.
As of January 31, 2017, the Company was in compliance with the financial covenants under these agreements, and was not subject to the fixed charge ratio covenant under the Wells Fargo Credit Agreement as our adjusted excess availability plus eligible cash collateral (as defined) was not less than 15% of the total amount of the credit facility as of January 31, 2017.
Additional details on each of these credit facilities is disclosed in Note 6 to our consolidated financial statements included in this annual report.
In February 2017, the Company entered into an amendment to the credit facility with DLL Finance, which decreased available borrowings under this facility to $45.0 million. As a result of this amendment, our total discretionary floorplan payable lines of credit for equipment purchases was reduced from $842.5 million to $797.5 million.
Our equipment inventory turnover was 1.3 for fiscal 2017 compared to 1.2 for fiscal 2016. Our equipment inventories decreased 33.0% from fiscal 2016 to 2017; however, this decrease was offset by lower equipment sales in fiscal 2017 which resulted in a consistent inventory turnover from 2016 to 2017. Our equity in equipment inventory, which reflects the portion of our equipment inventory balance that is not financed by floorplan payables, increased to 41.1% as of January 31, 2017 from 24.8% as of January 31, 2016 due to cash generated from operations in the current year, which was used to pay down floorplan payable balances.

Long-Term Debt Facilities
We have a $65.0 million working capital line of credit under the Wells Fargo credit agreement (the "Working Capital Line"). The Working Capital Line is used to finance our working capital requirements and fund certain capital expenditures. As of January 31, 2017, we had $13.0 million outstanding on the Working Capital Line. We also finance a portion of our rental fleet and other property and equipment purchases with long-term debt agreements with various lenders.
Adequacy of Capital Resources
Our primary uses of cash have been to fund our strategic acquisitions and fund our operating activities, including the purchase of inventory, meeting our debt service requirements, providing working capital, making payments due under building operating leases and manufacturer floorplan payables. The primary factor affecting our ability to generate cash and to meet existing, known or reasonably likely cash requirements is our operating performance as impacted by (i) industry factors, (ii) competition, (iii) general economic conditions, (iv) the timing and extent of acquisitions, and (v) business and other factors including those identified in Item 1A "Risk Factors" and discussed in this Form 10-K.
Our ability to service our debt will depend upon our ability to generate the necessary cash. This will depend on our future acquisition activity, operating performance, general economic conditions, and financial, competitive, business and other factors, some of which are beyond our immediate control. Based on our current operational performance, we believe our cash flow from operations, available cash and available borrowings under our existing credit facilities will be adequate to meet our liquidity needs for, at a minimum, the next 12 months.
In fiscal 2017, we used $3.1 million in cash for rental fleet purchases, $9.3 million in cash for property and equipment purchases, and financed $2.5 million in property and equipment purchases with long-term debt. The property and equipment purchases primarily related to the purchase of vehicles, trucks and rental fleet. In fiscal 2016, we used $0.3 million in cash for rental fleet purchases, $8.1 million in cash for property and equipment purchases, and financed $12.2 million in property and equipment purchases with long-term debt. The fixed asset additions primarily related to store construction projects. We expect our cash expenditures for property and equipment, exclusive of rental fleet, for fiscal 2018 to be approximately $10.0 million to $15.0 million and expect cash expenditures for rental fleet for fiscal 2018 to be approximately $13.0 million to $18.0 million. The actual amount of our fiscal 2018 capital expenditures will depend upon factors such as general economic conditions, growth prospects for our industry and our decisions regarding financing and leasing options. We currently expect to finance property and equipment purchases with borrowings under our existing credit facilities, financing with long-term debt, with available cash or with cash flow from operations. We may need to incur additional debt if we pursue any future acquisitions.
There can be no assurances, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under the credit facilities with Wells Fargo, CNH Industrial Capital and DLL Finance in amounts sufficient to allow us to service our indebtedness and to meet our other commitments. If we are unable to generate sufficient cash flow from operations or to obtain sufficient future borrowings, we may be required to seek one or more alternatives such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. There can be no assurances that we will be able to succeed with one of these alternatives on commercially reasonable terms, if at all. In addition, if we pursue strategic acquisitions, we may require additional equity or debt financing to consummate the transactions, and we cannot assure you that we will succeed in obtaining this financing on favorable terms or at all. If we incur additional indebtedness to finance any of these transactions, this may place increased demands on our cash flow from operations to service the resulting increased debt. Our existing debt agreements contain restrictive covenants that may restrict our ability to adopt any of these alternatives. Any non-compliance by us under the terms of our debt agreements could result in an event of default which, if not cured, could result in the acceleration of our debt. We have met all financial covenants under these credit agreements as of January 31, 2017. We do not anticipate being in violation of any financial covenants in the foreseeable future. If anticipated operating results create the likelihood of a future covenant violation, we would work with our lenders on an appropriate modification or amendment to our financing arrangements.
Cash Flow
Cash Flow Provided By Operating Activities
Net cash provided by operating activities in fiscal 2017 was $141.0 million and net cash provided by operating activities was $231.9 million in fiscal 2016. The decrease in net cash provided by operating activities of $90.9 million from fiscal 2016 to fiscal 2017 was primarily attributable to changes in inventory, net of related changes in manufacturer floorplan payable balances. We evaluate our cash flow from operating activities net of all floorplan payable activity and maintaining a constant level of equity in our inventory. Taking these adjustments into account, our adjusted cash provided by operating activities was $88.8 million for fiscal 2017 compared to $44.3 million for fiscal 2016. This increase from fiscal 2016 to 2017 in adjusted cash provided by operating activities was primarily due to an improvement in our net loss including noncontrolling interest and the aforementioned decrease in inventories (net of the related changes in floorplan payable balances) and other working capital improvements. For reconciliation of this adjusted cash provided by operating activities to the comparative GAAP financial measure, please see the Non-GAAP Cash Flow Reconciliation below.
Net cash provided by operating activities was $231.9 million in fiscal 2016 and was primarily attributable to a decrease in our inventories and an increase in the manufacturer floorplan payable financing of such inventories. Net cash provided by operating activities was $41.1 million in fiscal 2015. The increase in net cash provided by operating activities of $190.8 million from fiscal 2015 to fiscal 2016 was primarily attributable to a changing mix of manufacturer versus non-manufacturer floorplan financing in which we increased our outstanding borrowings under our manufacturer financing facilities and used the proceeds from such borrowings to decrease our outstanding borrowings under our non-manufacturer facilities, and reduction in our inventories. Our adjusted cash provided by operating activities was $44.3 million for fiscal 2016 and adjusted cash provided by operating activities was $71.7 million for fiscal 2015. This decrease from fiscal 2015 to 2016 in adjusted cash provided by operating activities was primarily due to the aforementioned decrease in inventories, net of the related changes in floorplan payable balances. For reconciliation of adjusted cash provided by operating activities to the comparative GAAP financial measure, please see the Adjusted Cash Flow Reconciliation below.
Cash Flow Provided By (Used For) Investing Activities
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
Net cash used for investing activities was $9.1 million in fiscal 2017, compared to net cash used for investing activities of $0.1 million in fiscal 2016. In fiscal 2017, we used $12.4 million of cash for property and equipment purchases, primarily related to rental fleet, vehicle and truck purchases. These uses of cash were offset by $2.4 million received upon the sale of property and equipment. The decrease in net cash provided by investing activities from fiscal 2016 to fiscal 2017 was primarily due to lower proceeds from the sale of property and equipment and electing to purchase property and equipment without financing such purchases.
Net cash used for investing activities was $0.1 million in fiscal 2016, compared to net cash provided by investing activities of $4.4 million in fiscal 2015. In fiscal 2016, we had cash used for property and equipment purchases, including rental fleet, totaling $8.4 million, which primarily related to store construction projects. These uses of cash were offset by $7.8 million received upon the sale of property and equipment and proceeds exceeding payments from net investment hedge derivatives of $0.3 million. The decrease in net cash provided by investing activities from fiscal 2015 to fiscal 2016 was primarily due to the impact of the net investment hedge derivatives activity.
Cash Flow Provided By (Used For) Financing Activities
Net cash used for financing activities was $168.0 million in fiscal 2017, compared to net cash used for financing activities of $269.0 million in fiscal 2016. In fiscal 2017, net cash used for financing activities primarily resulted from the repayment of our non-manufacturer floorplan payables and the use of $46.0 million in cash to repurchase a portion of our Senior Convertible Notes. We may from time to time continue to repurchase our Senior Convertible Notes depending on prevailing market conditions, our available liquidity and other factors. Such repurchases may be material to our consolidated financial statements.
Net cash used for financing activities was $269.0 million in fiscal 2016 and $9.0 million in fiscal 2015. In fiscal 2016, net cash used for financing activities primarily resulted from the aforementioned change in financing mix in which we increased our outstanding borrowings under our manufacturer financing facilities and decreased our amount outstanding under our non-manufacturer facilities, as well as an overall reduction in our long-term debt of $44.0 million.
Adjusted Cash Flow Reconciliation
We consider our cash flow from operating activities to include all equipment inventory financing activity regardless of whether we obtain the financing from a manufacturer or other source. We consider equipment inventory financing with both manufacturers and other sources to be part of the normal operations of our business and use an adjusted cash flow measure in the evaluation of our equipment inventory and inventory flooring needs, which we refer to as "Adjusted Cash Flow." The adjustment is equal to the net change in non-manufacturer floorplan payable, as shown on the consolidated statements of cash flows. GAAP categorizes non-manufacturer floorplan payable as financing activities in the consolidated statements of cash flows.
Adjusted Cash Flow is also impacted by the change in our equity in equipment inventory, which reflects the portion of our equipment inventory balance that is not financed by floorplan payables. Equity in equipment inventory was 41.1%, 24.8% and 19.0% as of January 31, 2017, 2016 and 2015. We analyze our cash flow provided by operating activities by assuming a constant level of equipment inventory financing throughout each respective fiscal year. The adjustment eliminates the impact of this fluctuation of equity in our equipment inventory, and is equal to the difference between our actual level of equity in equipment inventory at each period end presented on the consolidated statements of cash flows, compared to the actual level of equity in equipment inventory at the beginning of the fiscal year.
Adjusted Cash Flow is a non-GAAP financial measure. We believe that the presentation of Adjusted Cash Flow is relevant and useful to our investors because it provides information on activities we consider normal operations of our business, regardless of financing source and level of financing for our equipment inventory. The following table reconciles net cash provided by operating activities, a GAAP measure, to adjusted net cash provided by operating activities and net cash provided by (used for) financing activities, a GAAP measure, to adjusted cash flow provided by (used for) financing activities.

	Net Cash Provided by Operating Activities			Net Cash Provided by (Used for) Financing Activities
	Year Ended January 31,			Year Ended January 31,
	2017	2016	2015	2017	2016	2015
	(in thousands)			(in thousands)
Cash Flow, As Reported	$140,997	$231,884	$41,058	$(167,976)	$(268,956)	$9,004
Adjustment for Non-Manufacturer Floorplan Net Payments	(116,558)	(221,912)	41,114	116,558	221,912	(41,114)
Adjustment for Constant Equity in Equipment Inventory	64,400	34,330	(10,475)	—	—	—
Adjusted Cash Flow	$88,839	$44,302	$71,697	$(51,418)	$(47,044)	$(32,110)
Certain Information Concerning Off-Balance Sheet Arrangements
As of January 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. In the normal course of our business activities, we lease real estate, vehicles and equipment under operating leases.
Contractual and Commercial Commitment Summary
Our contractual obligations and commercial commitments as of January 31, 2017 are summarized below:

		Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(in thousands)
Long-term debt obligations (1)	$60,191	$4,038	$19,309	$6,670	$30,174
Senior convertible note obligations (2)	103,802	3,590	100,212	—	—
Operating lease (3)	174,937	20,641	35,701	29,466	89,129
Purchase obligations (4)	3,650	1,490	2,160	—	—
Interest rate swap obligations (5)	3,168	1,901	1,267	—	—
Other long-term liabilities (6)	1,106	133	304	173	496
Total	$346,854	$31,793	$158,953	$36,309	$119,799

(1)	Includes obligations under notes payable issued in favor of our lenders and estimates of interest payable.

(2)	Includes coupon payments of interest on the contractual payment dates and payment of the principal balance on maturity in May 2019.

(3)
Includes minimum lease payment obligations under operating leases. Amounts do not include insurance or real estate taxes, which we include in our operating expenses and which we estimate will be approximately $2.6 million for the less than 1 year period, $4.6 million for the 1 to 3 year period, $4.1 million for the 3 to 5 year period, and $9.6 million for the more than 5 years period for a total of approximately $20.8 million. See Note 12 to our consolidated financial statements for a description of our operating lease obligations.

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

•
our assumptions, beliefs and expectations with respect to past and future market conditions, including interest rates, and public infrastructure spending, new environmental standards, and the impact these conditions will have on our operating results;

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
Interest Rate Risk
Exposure to changes in interest rates results from borrowing activities used to fund operations. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. We have both fixed and floating rate financing. Some of our floating rate credit facilities contain minimum rates of interest to be charged. Based upon our interest-bearing balances and interest rates as of January 31, 2017, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $0.8 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $0.8 million. At January 31, 2017, we had total floorplan payables of $233.2 million, of which $68.5 million was interest-bearing at variable interest rates, $64.8 million was non-interest bearing and $100.0 million was effectively fixed rate due to our interest rate swap instrument. At January 31, 2017, we also had long-term debt, including our Senior Convertible Notes, of $128.1 million, of which $13.0 million was variable rate debt and $115.1 million was fixed rate debt.
Foreign Currency Exchange Rate Risk
Our foreign currency exposures arise as the result of our foreign operations. We are exposed to transactional foreign currency exchange rate risk through our foreign entities’ holding assets and liabilities denominated in currencies other than their functional currency. In addition, we are exposed to foreign currency transaction risk as the result of certain intercompany financing transactions. We attempt to manage our transactional foreign currency exchange rate risk through the use of derivative financial instruments, primarily foreign exchange forward contracts, or through natural hedging instruments. Based upon balances and exchange rates as of January 31, 2017, holding other variables constant, we believe that a hypothetical 10% increase or decrease in all applicable foreign exchange rates would not have a material impact on our results of operations or cash flows. As of January 31, 2017, our Ukrainian subsidiary had $1.1 million of net monetary assets denominated in Ukrainian hryvnia (UAH). We have attempted to minimize our net monetary asset position through reducing overall asset levels in Ukraine and through borrowing in UAH which serves as a natural hedging instrument offsetting our net UAH denominated assets. Currency and payment controls imposed by the National Bank of Ukraine have limited our ability to manage our net monetary asset position. The UAH devalued significantly during the years ended January 31, 2015 and the first half of fiscal 2016, experienced more modest volatility in the last half of fiscal 2016 through the first half of fiscal 2017, and remained relatively stable in the last half of fiscal 2017. Continued and significant devaluation of the UAH could have a material impact on our results of operations and cash flows.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Balance Sheets of the Company as of January 31, 2017 and 2016, and the related Consolidated Statements of Operations, Comprehensive Income (Loss), Stockholders' Equity, and Cash Flows for the years ended January 31, 2017, 2016 and 2015, and the notes thereto, have been audited by Deloitte & Touche LLP, an independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Titan Machinery Inc.
West Fargo, North Dakota

We have audited the accompanying consolidated balance sheets of Titan Machinery Inc. (the “Company”) as of January 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2017. Our audits also included the financial statement schedule listed in the index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Titan Machinery as of January 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years ended January 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements presented as a whole, present fairly, in all material respects, the information set forth herein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2017, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 7, 2017, expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
April 7, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Titan Machinery Inc.
West Fargo, North Dakota
We have audited the internal control over financial reporting of Titan Machinery Inc. (the "Company") as of January 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended January 31, 2017, of the Company and our report dated April 7, 2017 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
April 7, 2017

TITAN MACHINERY INC.
CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 31, 2017 AND 2016
(in thousands, except per share data)

	January 31, 2017	January 31, 2016
Assets
Current Assets
Cash	$53,151	$89,465
Receivables (net of allowance of $3,630 and $3,591 as of January 31, 2017 and January 31, 2016, respectively)	60,082	65,534
Inventories	478,266	680,482
Prepaid expenses and other	10,989	9,753
Income taxes receivable	5,380	13,011
Total current assets	607,868	858,245
Noncurrent Assets
Intangible assets, net of accumulated amortization	5,001	5,134
Property and Equipment, net of accumulated depreciation	156,647	183,179
Deferred income taxes	547	—
Other	1,359	1,317
Total noncurrent assets	163,554	189,630
Total Assets	$771,422	$1,047,875

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$17,326	$16,863
Floorplan payable	233,228	444,780
Current maturities of long-term debt	1,373	1,557
Customer deposits	26,366	31,159
Accrued expenses and other	30,533	29,066
Total current liabilities	308,826	523,425
Long-Term Liabilities
Senior convertible notes	88,501	134,145
Long-term debt, less current maturities	38,236	38,409
Deferred income taxes	9,500	11,135
Other long-term liabilities	5,180	2,412
Total long-term liabilities	141,417	186,101
Commitments and Contingencies (Notes 11 and 12)
Stockholders' Equity
Common stock, par value $.00001 per share, 45,000 shares authorized; 21,836 shares issued and outstanding at January 31, 2017; 21,604 shares issued and outstanding at January 31, 2016	—	—
Additional paid-in-capital	240,615	242,491
Retained earnings	85,347	99,526
Accumulated other comprehensive loss	(4,783)	(4,461)
Total Titan Machinery Inc. stockholders' equity	321,179	337,556
Noncontrolling interest	—	793
Total stockholders' equity	321,179	338,349
Total Liabilities and Stockholders' Equity	$771,422	$1,047,875
See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JANUARY 31, 2017, 2016 AND 2015
(in thousands, except per share data)

	2017	2016	2015
Revenue
Equipment	$797,315	$925,471	$1,398,195
Parts	233,819	245,387	270,262
Service	124,076	127,457	147,356
Rental and other	57,870	69,520	84,433
Total Revenue	1,213,080	1,367,835	1,900,246
Cost of Revenue
Equipment	746,169	889,567	1,286,148
Parts	164,020	173,083	189,540
Service	46,284	46,814	53,924
Rental and other	42,878	52,457	62,250
Total Cost of Revenue	999,351	1,161,921	1,591,862
Gross Profit	213,729	205,914	308,384
Operating Expenses	211,372	220,524	273,271
Impairment of Goodwill	—	—	24,739
Impairment of Intangibles and Long-Lived Assets	4,410	6,903	6,486
Realignment Costs	319	1,597	3,165
Income (Loss) from Operations	(2,372)	(23,110)	723
Other Income (Expense)
Interest income and other income (expense)	1,524	(478)	(4,272)
Floorplan interest expense	(13,560)	(18,334)	(20,477)
Other interest expense	(8,305)	(14,289)	(14,314)
Loss Before Income Taxes	(22,713)	(56,211)	(38,340)
Benefit from Income Taxes	(8,178)	(17,982)	(4,923)
Net Loss Including Noncontrolling Interest	(14,535)	(38,229)	(33,417)
Less: Loss Attributable to Noncontrolling Interest	(356)	(337)	(1,260)
Net Loss Attributable to Titan Machinery Inc.	(14,179)	(37,892)	(32,157)
Net Loss Allocated to Participating Securities - Note 1	243	717	559
Net Loss Attributable to Titan Machinery Inc. Common Stockholders	$(13,936)	$(37,175)	$(31,598)
Earnings (Loss) per Share - Note 1
Earnings (Loss) per Share - Basic	$(0.65)	$(1.76)	$(1.51)
Earnings (Loss) per Share - Diluted	$(0.65)	$(1.76)	$(1.51)
Weighted Average Common Shares - Basic	21,294	21,111	20,989
Weighted Average Common Shares - Diluted	21,294	21,111	20,989
See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED JANUARY 31, 2017, 2016 AND 2015
(in thousands)

	2017	2016	2015
Net Loss Including Noncontrolling Interest	$(14,535)	$(38,229)	$(33,417)
Other Comprehensive Loss
Foreign currency translation adjustments	(1,090)	(4,598)	(3,043)
Unrealized gain on net investment hedge derivative instruments, net of tax expense $132 and $1,900 for the years ended January 31, 2016 and 2015, respectively	—	201	2,849
Unrealized gain (loss) on interest rate swap cash flow hedge derivative instrument, net of tax expense (benefit) of $105, ($524) and ($1,038) for the years ended January 31, 2017, 2016 and 2015, respectively	158	(785)	(1,557)
Unrealized gain on foreign currency contract cash flow hedge derivative instruments, net of tax expense $29 for the year ended January 31, 2015	—	—	44
Reclassification of loss on interest rate swap cash flow hedge derivative instruments included in net loss, net of tax benefit of $554, $702 and $235 for the years ended January 31, 2017, 2016, and 2015 respectively	830	1,053	354
Reclassification of loss on foreign currency contract cash flow hedge derivative instruments included in net loss, net of tax benefit of $24 and $31 for the years ended January 31, 2016, and 2015 respectively	—	37	45
Total Other Comprehensive Loss	(102)	(4,092)	(1,308)
Comprehensive Loss	(14,637)	(42,321)	(34,725)
Comprehensive Loss Attributable to Noncontrolling Interest	(333)	(1,067)	(1,130)
Comprehensive Loss Attributable To Titan Machinery Inc.	$(14,304)	$(41,254)	$(33,595)
See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JANUARY 31, 2017, 2016 AND 2015
(in thousands)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
	Shares Outstanding	Amount	Additional Paid-In Capital	Retained Earnings	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Net Investment Hedges	Unrealized Gains (Losses) on Interest Rate Swap Cash Flow Hedges	Unrealized Gains (Losses) on Foreign Currency Contract Cash Flow Hedges	Total	Total Titan Machinery Inc. Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
BALANCE, JANUARY 31, 2014	21,261	$—	$238,857	$169,575	$1,541	$(339)	$(737)	$(126)	$339	$408,771	$2,571	$411,342
Common stock issued on grant of restricted stock (net of forfeitures), exercise of stock options, and tax benefits of equity awards	145	—	(310)	—	—	—	—	—	—	(310)	—	(310)
Stock-based compensation expense	—	—	2,135	—	—	—	—	—	—	2,135	—	2,135
Other	—	—	(502)	—	—	—	—	—	—	(502)	419	(83)
Comprehensive loss:
Net income (loss)	—	—	—	(32,157)	—	—	—	—	—	(32,157)	(1,260)	(33,417)
Other comprehensive income (loss)	—	—	—	—	(3,173)	2,849	(1,203)	89	(1,438)	(1,438)	130	(1,308)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(33,595)	(1,130)	(34,725)
BALANCE, JANUARY 31, 2015	21,406	—	240,180	137,418	(1,632)	2,510	(1,940)	(37)	(1,099)	376,499	1,860	378,359
Common stock issued on grant of restricted stock (net of forfeitures), exercise of stock options, and tax benefits of equity awards	198	—	208	—	—	—	—	—	—	208	—	208
Stock-based compensation expense	—	—	2,103	—	—	—	—	—	—	2,103	—	2,103
Comprehensive loss:
Net loss	—	—	—	(37,892)	—	—	—	—	—	(37,892)	(337)	(38,229)
Other comprehensive income (loss)	—	—	—	—	(3,868)	201	268	37	(3,362)	(3,362)	(730)	(4,092)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(41,254)	(1,067)	(42,321)
BALANCE, JANUARY 31, 2016	21,604	—	242,491	99,526	(5,500)	2,711	(1,672)	—	(4,461)	337,556	793	338,349
Common stock issued on grant of restricted stock (net of forfeitures), exercise of stock options, and tax benefits of equity awards	232	—	(355)	—	—	—	—	—	—	(355)	—	(355)
Stock-based compensation expense	—	—	2,145	—	—	—	—	—	—	2,145	—	2,145
Acquisition of non-controlling interest			(3,666)		(198)	—	—	—	(198)	(3,864)	(460)	(4,324)
Comprehensive loss:
Net loss	—	—	—	(14,179)	—	—	—	—	—	(14,179)	(356)	(14,535)
Other comprehensive income (loss)	—	—	—	—	(1,113)	—	988	—	(125)	(125)	23	(102)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(14,304)	(333)	(14,637)
BALANCE, JANUARY 31, 2017	21,836	$—	$240,615	$85,347	$(6,810)	$2,711	$(684)	$—	$(4,783)	$321,179	$—	$321,179
See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 31, 2017, 2016 AND 2015
(in thousands)

	2017	2016	2015
Operating Activities
Net loss including noncontrolling interest	$(14,535)	$(38,229)	$(33,417)
Adjustments to reconcile net loss including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	26,868	28,538	31,768
Impairment of goodwill, intangible assets and long-lived assets	4,410	6,903	31,225
Deferred income taxes	(2,841)	(9,171)	(14,837)
Stock-based compensation expense	2,145	2,103	2,135
Noncash interest expense	5,314	6,717	4,723
Unrealized foreign currency (gain) loss on loans to international subsidiaries	282	(179)	5,788
Gain on repurchase of Senior Convertible Notes	(3,130)	—	—
Other, net	(1,207)	(517)	90
Changes in assets and liabilities
Receivables, prepaid expenses and other assets	(1,885)	24,326	25,395
Inventories	211,793	196,983	171,595
Manufacturer floorplan payable	(95,341)	45,005	(157,352)
Accounts payable, customer deposits, accrued expenses and other long-term liabilities	1,824	(14,318)	(29,603)
Income taxes	7,300	(16,277)	3,548
Net Cash Provided by Operating Activities	140,997	231,884	41,058
Investing Activities
Rental fleet purchases	(3,137)	(341)	(806)
Property and equipment purchases (excluding rental fleet)	(9,288)	(8,070)	(16,206)
Proceeds from sale of property and equipment	2,388	7,777	16,803
Purchase of equipment dealerships, net of cash purchased	—	—	(584)
Proceeds upon settlement of net investment hedge derivative instruments	—	337	5,840
Payments upon settlement of net investment hedge derivative instruments	—	(23)	(915)
Other, net	(519)	194	271
Proceeds from insurance recoveries	1,431	—	—
Net Cash Provided by (Used for) Investing Activities	(9,125)	(126)	4,403
Financing Activities
Net change in non-manufacturer floorplan payable	(116,558)	(221,912)	41,114
Repurchase of Senior Convertible Notes	(46,013)	—	—
Proceeds from long-term debt borrowings	14,009	72,907	113,000
Principal payments on long-term debt	(17,199)	(116,876)	(140,728)
Loan provided to non-controlling interest holder	(2,148)	—	(3,748)
Payment of debt issuance costs	(34)	(3,397)	(581)
Other, net	(33)	322	(53)
Net Cash Provided by (Used for) Financing Activities	(167,976)	(268,956)	9,004
Effect of Exchange Rate Changes on Cash	(210)	(865)	(1,179)
Net Change in Cash	(36,314)	(38,063)	53,286
Cash at Beginning of Period	89,465	127,528	74,242
Cash at End of Period	$53,151	$89,465	$127,528
Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period
Income taxes, net of refunds	$(13,086)	$7,324	$6,369
Interest	$20,782	$25,840	$30,044
Supplemental Disclosures of Noncash Investing and Financing Activities
Net property and equipment financed with long-term debt, accounts payable and accrued liabilities	$2,496	$12,156	$3,829
Long-term debt extinguished upon sale of property and equipment	$—	$3,315	$—
Net transfer of assets to (from) property and equipment from (to) inventories	$(7,454)	$(3,912)	$8,128
Acquisition of non-controlling interest through satisfaction of outstanding receivables	$4,324	$—	$—
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
In June 2016, the Company acquired all of the outstanding ownership interest held by the noncontrolling interest holder of the Company's Bulgarian subsidiary. Total consideration, which amounted to $4.3 million, was in the form of the satisfaction of outstanding receivables owed to the Company by the noncontrolling interest holder. As the Company had a controlling interest in the Bulgarian subsidiary prior to the acquisition, the acquisition was accounted for as an equity transaction which resulted in a decrease in the Company's additional paid-in capital in the amount of $3.7 million and a decrease in the Company's accumulated other comprehensive income in the amount of $0.2 million. Subsequent to this acquisition, all of the Company's subsidiaries are wholly-owned.
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
The Company's cash balances are maintained in bank deposit accounts, which, at times, are in excess of federally insured limits.

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
Receivables and Credit Policy
Trade accounts receivable due from customers are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Balances unpaid after 30 days are considered past due and begin to accrue interest. Payments of trade receivables are allocated to the specific invoices identified on the customer's remittance advice or, if unspecified, are applied to the earliest unpaid invoices. Trade accounts receivable due from manufacturers relate to discount programs, incentive programs and repair services performed on equipment with a remaining factory warranty. Trade accounts receivable due from finance companies primarily consist of contracts in transit with finance companies and balances due from credit card companies. These receivables do not generally have established payment terms but are collected in relatively short time periods. Unbilled receivables represent unbilled labor hours incurred and parts inventories consumed during the performance of service arrangements for our customers at their retail, or billable, rates.
The Company revised the classification of unbilled receivables for labor hours incurred and parts inventories consumed during the performance of service arrangements for our customers of approximately $9.0 million as of January 31, 2016 from inventories to receivables in the consolidated balance sheet for consistency and comparability with the January 31, 2017 presentation. This revision in classification had no impact on previously reported current or total assets, net income (loss) or cash flows from operating, investing or financing activities and was immaterial to the consolidated financial statements.
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
Inventories
New and used equipment are stated at the lower of cost (specific identification) or market value with adjustments for decreases in market value on inventory rented but available for sale, estimated as a percentage of the rental income received on such inventory. All new and used equipment inventories, including that which has been rented, are subject to periodic lower of cost or market evaluation that considers various factors including aging of equipment and market conditions. Equipment inventory values are adjusted whenever the carrying amount exceeds the estimated market value. Parts inventories are valued at the lower of average cost or market value. The Company estimates its lower of cost or market adjustments on its parts inventories based on various factors including aging and sales of each type of parts inventory. Work in process represents costs incurred in the reconditioning and preparation for sale of our equipment inventories.

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
Intangible assets with an indefinite life consist of distribution rights with manufacturers. Distribution rights are classified as an indefinite-lived intangible asset because the Company's distribution agreements continue indefinitely by their terms, or are routinely awarded or renewed without substantial cost or material modifications to the underlying agreements. As such, the Company believes that its distribution rights intangible assets will contribute to its cash flows for an indefinite period; therefore, the carrying amount of distribution rights is not amortized, but is tested for impairment annually, or more frequently upon the occurrence of certain events or when circumstances indicate that impairment may be present. The Company performs its annual impairment test as of December 31st of each year. The impairment test is performed by comparing the carrying value to its estimated fair value. See Note 5 for details and results of the Company's impairment testing in the years ended January 31, 2017, 2016 and 2015.

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
During the year ended January 31, 2017, the Company determined that certain events or circumstances, including a current period operating loss combined with historical losses and anticipated future operating losses, or an expectation that a long-lived asset will be disposed of before the end of its previously estimated useful life, within certain of its stores was an indication that the long-lived assets of these stores may not be recoverable. In light of these circumstances, the Company performed step one of the long-lived asset impairment analysis for these assets which have a combined carrying value of $15.5 million. In certain cases, the analyses indicated that the carrying value is not recoverable. The aggregate carrying value of such assets totaled $9.6 million. Based on this conclusion, the Company performed step two of the impairment analysis and estimated the fair value of these assets primarily using market and income approaches. Step two of the analysis indicated than an impairment charge in the amount $4.4 million was necessary, of which $1.9 million related to the Agriculture segment, $2.2 million related to the Construction segment and $0.3 million related to the International segment. In all other cases, in which the aggregate carrying value of such assets totaled $5.9 million, the Company's analyses indicated that the carrying values are recoverable based on its estimates of future undiscounted cash flows under step one of the impairment analysis.
We performed similar impairment analyses during the fiscal years ended January 31, 2016 and 2015. The Company recognized impairment charges totaling $6.9 million on long-lived assets during the year ended January 31, 2016, of which $4.0 million related to the Agriculture segment, $2.8 million related to the Construction segment and $0.1 million related to the Shared Resource Center. The Company recognized impairment charges totaling $1.0 million on long-lived assets during the year ended January 31, 2015, of which $0.6 million related to the Agriculture segment, $0.3 million related to the Construction segment and $0.1 million related to the International segment.
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
All outstanding derivative instruments are recognized in the consolidated balance sheet at fair value. The effect on earnings from recognizing the fair value of the derivative instrument depends on its intended use, the hedge designation, and the effectiveness in offsetting the exposure of the underlying hedged item. Changes in fair values of instruments designated to reduce or eliminate fluctuations in the fair values of recognized assets and liabilities and unrecognized firm commitments are reported currently in earnings along with the change in the fair value of the hedged items. Changes in the effective portion of the fair values of derivative instruments used to reduce or eliminate fluctuations in cash flows of forecasted transactions are reported in other comprehensive income (loss), a component of stockholders' equity. Amounts accumulated in other comprehensive income (loss) are reclassified to earnings when the related hedged items affect earnings or the anticipated transactions are no longer probable. Changes in the fair value of derivative instruments designated to reduce or eliminate fluctuations in the net investment of a foreign subsidiary are reported in other comprehensive income. Changes in the fair value of derivative instruments that are not designated as hedging instruments or do not qualify for hedge accounting treatment are reported currently in earnings. The cash flows related to derivative instruments that are accounted for as cash flow hedges are classified in the same category on the consolidated statements of cash flow as the cash flows from the items being hedged.

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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the calculation of the denominator for basic and diluted EPS:

	2017	2016	2015
	(in thousands, except per share data)
Basic Weighted-Average Common Shares Outstanding	21,294	21,111	20,989
Plus: Incremental Shares From Assumed Exercise of Stock Options	—	—	—
Diluted Weighted-Average Common Shares Outstanding	21,294	21,111	20,989

Anti-Dilutive Shares Excluded From Diluted Weighted-Average Common Shares Outstanding
Stock Options	139	174	221
Shares Underlying Senior Convertible Notes (conversion price of $43.17)	2,217	3,474	3,474

Earnings (Loss) per Share - Basic	$(0.65)	$(1.76)	$(1.51)
Earnings (Loss) per Share - Diluted	$(0.65)	$(1.76)	$(1.51)
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
Lessor Accounting
The Company leases equipment from its rental fleet and equipment inventory to customers on operating leases over periods primarily less than one year. These leases require a minimum rental payment and contingent rental payment based on machine hours. Rental revenue totaled $50.5 million, $61.4 million and $73.7 million for the years ended January 31, 2017, 2016 and 2015. As of January 31, 2017, the Company had $124.4 million of rental fleet included in property and equipment and accumulated depreciation of $49.3 million. As of January 31, 2016, the Company had $137.8 million of rental fleet included in property and equipment and accumulated depreciation of $47.3 million.

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
Advertising Costs
Costs incurred for producing and distributing advertising are expensed as incurred. Advertising expense amounted to $2.9 million, $3.3 million and $5.5 million for the years ended January 31, 2017, 2016 and 2015.
Comprehensive Income and Foreign Currency Matters
For the Company, comprehensive income represents net income adjusted for foreign currency items, including foreign currency translation adjustments and unrealized gains or losses on net investment hedge, interest rate and cash flow derivative instruments. For its foreign subsidiaries in which their local currency is their functional currency, assets and liabilities are translated into U.S. dollars at the balance sheet date exchange rate. Income and expenses are translated at average exchange rates for the year. Foreign currency translation adjustments are recorded directly as other comprehensive income (loss), a component of stockholders' equity. For its foreign subsidiaries in which the local currency is not the functional currency, prior to translation into U.S. dollars, amounts must first be remeasured from the local currency into the functional currency. Nonmonetary assets and liabilities are remeasured at historical exchange rates and monetary assets and liabilities are remeasured at the balance sheet date exchange rate. Income and expenses are remeasured at average exchange rates for the year. Foreign currency remeasurement adjustments are included in the statement of operations.
The Company recognized, in interest income and other income (expense) in its consolidated statements of operations, a net foreign currency transaction loss of $0.7 million, $3.8 million and $12.3 million for the fiscal years ended January 31, 2017, 2016 and 2015. These foreign currency transaction losses primarily arise from intercompany loans provided to the Company’s foreign subsidiaries and remeasurement losses resulting from the devaluation of the Ukrainian hryvnia.  The Company hedges its intercompany loans balances, the gains and losses on such instruments are disclosed in Note 9 and substantially offset the foreign currency gains or losses arising from these intercompany loans. The net foreign currency loss arising from Ukrainian hryvnia remeasurements amounted to $0.3 million, $2.5 million and $5.8 million for the fiscal years ended January 31, 2017, 2016 and 2015.

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
Exit and Disposal Costs
Costs related to exit or disposal activities, including store closures, for the Company primarily include lease termination costs, employee termination benefits and other costs associated with moving assets and vacating the stores. The Company records a liability at the net present value of the remaining lease obligations, net of estimated sublease income, as of the date the Company ceases using the property. Any subsequent adjustments to that liability as a result of changes in estimates are recorded in the period incurred. The Company records a liability for employee termination costs at the date the termination benefits were communicated to the employees. Other related costs are expensed as incurred. Information regarding such transactions is disclosed in Note 20.
Segment Reporting
The Company operates its business in three reportable segments, the Agriculture, Construction and International segments. Information regarding these segments is disclosed in Note 21.
Recent Accounting Guidance
In May 2014 and August 2015, the FASB issued authoritative guidance on accounting for revenue recognition, codified in ASC 606, Revenue from Contracts with Customers. This guidance has been amended on various occasions and supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This guidance is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The Company will adopt this guidance on February 1, 2018. We are still evaluating whether to use a full retrospective or a modified retrospective approach to adopt this standard. We are in process of quantifying the impact this guidance will have on our consolidated financial statements, but at this time we do not expect adoption of the standard will have a material impact on our revenue recognition policies for our equipment and parts revenues. We are currently evaluating the potential impact adoption of this standard will have, if any, on our service revenue transactions. This guidance does not apply to the recognition of our rental revenues, as the accounting for such revenues is governed by other authoritative guidance.
In July 2015, the FASB amended authoritative guidance on accounting for the measurement of inventory, codified in ASC 330, Inventory. The amended guidance requires inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company will adopt this guidance on February 1, 2017. Under the current guidance for measuring inventory, the Company recognizes lower of-cost-or-market adjustments using a definition of market value as net realizable value reduced by an allowance for a normal profit margin. Upon implementation of the new authoritative guidance, market is defined solely as net realizable value. The Company does not anticipate that the adoption of this guidance will have a material effect on the consolidated financial statements.
In February 2016, the FASB amended authoritative guidance on leases, codified in ASC 842, Leases. The amended guidance requires lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. The new standard also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The provisions of this guidance are to be applied using a modified retrospective approach, with elective reliefs, which requires application of the guidance for all periods presented. We anticipate adopting the new

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

standard on February 1, 2019, and expect to elect the package of practical expedients afforded under the guidance, including the use of hindsight to determine the lease term. We anticipate this standard will have a material impact on our consolidated balance sheets due to the capitalization of a right-of-use asset and lease liability associated with our current operating leases, but do not believe it will have a material impact on our consolidated statements of operations or cash flows.
In March 2016, the FASB amended authoritative guidance on stock-based compensation, codified in ASC 718, Compensation - Stock Compensation. The amended guidance changes the accounting for certain aspects of share-based payments, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statements of cash flows. This guidance is effective for the Company on February 1, 2017. The manner of application varies by the various provisions of the guidance, with certain provisions applied on a retrospective or modified retrospective approach, while others are applied prospectively. The adoption of this standard will impact our consolidated balance sheets and consolidated statements of operations and cash flows. At this time, the Company does not anticipate that adoption of this guidance will have a material impact on our consolidated financial statements, but the magnitude of the impact is dependent upon the volatility in our stock price, future grants of share-based payments, and the exercise or forfeiture behaviors of our share-based payment recipients.
NOTE 2—RECEIVABLES

	January 31, 2017	January 31, 2016
	(in thousands)
Trade accounts receivable
Due from customers	$31,636	$29,251
Due from finance companies	14,319	19,250
Due from manufacturers	9,107	11,642
Unbilled receivables due from customers	8,650	8,982
Total trade accounts receivable	63,712	69,125
Less allowance for doubtful accounts	(3,630)	(3,591)
	$60,082	$65,534
NOTE 3—INVENTORIES

	January 31, 2017	January 31, 2016
	(in thousands)
New equipment	$235,161	$323,393
Used equipment	160,503	267,893
Parts and attachments	81,734	87,807
Work in process	868	1,389
	$478,266	$680,482
During the fourth quarter of the year ended January 31, 2016, the Company determined it would market certain aged equipment through alternative channels rather than through its normal retail channels, in an effort to reduce its equipment inventory levels. As a result of anticipated lower revenue amounts from this aggressive retailing, in addition to its usual lower of cost or market valuation adjustments, the Company recorded an inventory impairment charge of $27.5 million to equipment cost of revenue, of which $11.4 million related to the Agriculture segment, $15.9 million related to the Construction segment and $0.2 million related to the International segment.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—PROPERTY AND EQUIPMENT

	January 31, 2017	January 31, 2016
	(in thousands)
Rental fleet equipment	$124,417	$137,754
Machinery and equipment	22,255	23,051
Vehicles	36,384	36,537
Furniture and fixtures	39,875	38,149
Land, buildings, and leasehold improvements	59,481	63,460
	282,412	298,951
Less accumulated depreciation	(125,765)	(115,772)
	$156,647	$183,179
Depreciation expense amounted to $26.7 million, $28.2 million and $31.2 million for the years ended January 31, 2017, 2016 and 2015. The Company had assets related to sale-leaseback financing obligations and capital leases associated with real estate of store locations, which are included in the land, buildings and leasehold improvements balance above. Such assets had gross carrying values totaling $24.9 million and $25.4 million, and accumulated amortization balances totaling $3.6 million and $2.2 million, as of January 31, 2017 and 2016.

NOTE 5—INTANGIBLE ASSETS AND GOODWILL
The following is a summary of intangible assets with finite lives as of January 31, 2017 and 2016:

	January 31, 2017			January 31, 2016
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)			(in thousands)
Covenants not to compete	$970	$(851)	$119	$972	$(720)	$252
	$970	$(851)	$119	$972	$(720)	$252
Amortization expense was $0.1 million, $0.3 million and $0.6 million for the years ended January 31, 2017, 2016 and 2015. Future amortization expense, as of January 31, 2017, is expected to be as follows:

Years ending January 31,	Amount
(in thousands)
2018	$73
2019	27
2020	15
2021	4
2022	—
$119
The value of indefinite lived intangible assets, which consist entirely of distribution rights, was $4.9 million as of January 31, 2017 and 2016, of which $4.8 million related to the Agriculture segment and $0.1 million related to the Construction segment. There were no changes in they carrying amounts during fiscal 2017 or 2016.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The results of the Company's impairment testing for the year ended January 31, 2017 and January 31, 2016, indicated that no impairment charges were necessary.
The results of the Company's impairment testing for the year ended January 31, 2015 indicated that the estimated fair value of certain distribution rights assets approximated zero, thus requiring a full impairment charge equal to the carrying values of such assets. An impairment charge of $5.5 million was recognized and included in the Impairment of Intangibles and Long-Lived Assets amount in the consolidated statements of operations during the year ended January 31, 2015. The impairment charges arose as the result of lowered expectations of the future financial performance of these stores/complexes. The Company's assumptions about future financial performance were impacted by the current year operating performance of these stores/complexes and by the anticipated impact that challenging industry conditions may have on the future financial performance of these stores/complexes.
As of January 31, 2015, the Company no longer held a balance related to goodwill. The Company performed its annual impairment testing of goodwill at the end of each fiscal year in which it carried a goodwill balance. Under the impairment test, the fair value of its reporting units is estimated using both a market approach which applies multiples of earnings before interest, taxes, depreciation and amortization of comparable guideline public companies to that of the Company's reporting units, and an income approach in which a discounted cash flow analysis is utilized which includes a five-year forecast of future operating performance for each of the reporting units and a terminal value which estimates sustained long-term growth. The discount rate applied to the estimated future cash flows reflects an estimate of the weighted-average cost of capital of comparable companies.
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
Accumulated impairment losses totaled $31.0 million, as of January 31, 2017, 2016 and 2015.

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
As of January 31, 2017, the Company had discretionary floorplan lines of credit for equipment inventory purchases totaling $842.5 million, which includes a $210.0 million floorplan payable line of credit with a group of banks led by Wells Fargo Bank, National Association ("Wells Fargo"), a $450.0 million credit facility with CNH Industrial Capital, a $90.0 million credit facility with DLL Finance LLC ("DLL Finance") and the U.S. dollar equivalent of $92.5 million in credit facilities related to our foreign subsidiaries. Floorplan payables relating to these credit facilities totaled approximately $228.3 million of the total floorplan payable balance of $233.2 million outstanding as of January 31, 2017 and $420.7 million of the total floorplan payable balance of $444.8 million outstanding as of January 31, 2016. The remaining outstanding balances relate to equipment inventory financing from manufacturers and non-manufacturer lenders other than the lines of credit described above. As of January 31, 2017, the interest-bearing U.S. floorplan payables carried various interest rates primarily ranging from 2.78% to 6.24%, and the foreign floorplan payables carried various interest rates primarily ranging from 1.5% to 7.7%.
As of January 31, 2017, the Company had a compensating balance arrangement under one of its foreign floorplan credit facilities which requires a minimum cash deposit to be maintained with the lender in the amount of $5.0 million for the term of the credit facility.
The following provides additional information regarding each of the Company's three significant floorplan lines of credit. The outstanding balances on these floorplan lines of credit with Wells Fargo, CNH Industrial Capital and DLL Finance were $87.0 million, $85.2 million and $10.8 million as of January 31, 2017, and $101.0 million, $155.6 million and $109.5 million as of January 31, 2016.
Wells Fargo Credit Agreement - Floorplan Payable and Working Capital Lines of Credit
As of January 31, 2017, the Company had a second amended and restated credit agreement with Wells Fargo (the "Credit Agreement"), which provides for a $210.0 million wholesale floorplan line of credit (the "Floorplan Payable Line") and a $65.0 million working capital line of credit (the "Working Capital Line"). The amount available under the Floorplan Payable Line is reduced by amounts outstanding, borrowing base calculations and outstanding standby letters of credit. The Credit Agreement has a variable interest rate on outstanding balances and has a 0.25% to 0.375% non-usage fee on the average monthly unused amount and requires monthly payments of accrued interest. The Company elects at the time of any advance to choose a Base Rate Loan or a LIBOR Rate Loan. The LIBOR Rate is for the duration of one month, two month, or three month LIBOR rate at the time of the loan, as chosen by the Company. The Base Rate is the greatest of (a) the Federal Funds Rate plus 0.5%, (b) the one month LIBOR Rate plus 1%, and (c) the prime rate of interest announced, from time to time, within Wells Fargo. The applicable margin rate is determined based on excess availability under the Credit Agreement and ranges from 0.75% to 1.5% for Base Rate Loans and 1.75% to 2.50% for LIBOR Rate Loans.
The Credit Agreement is secured by substantially all our assets and requires the Company to maintain a fixed charge coverage ratio of at least 1.10:1.00 if adjusted excess availability plus eligible cash collateral is less than 15% of the total amount of the credit facility. Based on our adjusted excess availability and cash collateral, we were not subject to the fixed charge coverage ratio as of January 31, 2017. The Credit Agreement also includes various non-financial covenants, including, under certain conditions, restricting the Company’s ability to make certain cash payments, including for cash dividends and stock repurchases, restricting the Company’s ability to issue equity instruments, restricting the Company’s ability to complete acquisitions or divestitures, and limiting the Company's ability to incur new indebtedness. The provisions in the Credit Agreement restricting the Company from making certain cash payments, including for cash dividends and stock repurchases, provide that no such payments may be made unless, (i) as of the date of such payment there is no default or event of default occurring and continuing, (ii) the amount remaining available to be borrowed by the Company under the Credit Agreement is greater than twenty percent of the total borrowing capacity under the Credit Agreement and (iii) the Company's fixed charge coverage ratio for the 12 month period most recently ended, on a pro forma basis assuming that such proposed cash payment

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

has been made, is at least 1.1 to 1.0. As of January 31, 2017, under the provisions of the Credit Agreement, the Company had an unrestricted dividend availability of approximately $24.0 million.
The Credit Agreement matures on the earlier of October 28, 2020 or the date that is six months prior to maturity of the Company's existing senior convertible notes unless on such date certain financial covenant tests are met as described in the Credit Agreement.
In August 2016, as a result of the Company's equipment inventory reduction and related reduction in floorplan financing needs, the Company provided notice to Wells Fargo of its election to reduce the maximum credit amount available under the Credit Agreement from an aggregate $350.0 million to an aggregate $275.0 million, comprised of a $65.0 million reduction in the Floorplan Payable Line, from $275.0 million to $210.0 million, and a $10.0 million reduction in the Working Capital Line, from $75.0 million to $65.0 million.
As a result of the reduction of the maximum credit amount available under the Credit Agreement, in the third quarter of fiscal 2017 the Company wrote-off $0.6 million of capitalized debt issuance costs. This charge is recorded in Other Interest Expense in the consolidated statements of operations.
The Floorplan Payable Line is used to finance equipment inventory purchases. Amounts outstanding are recorded as floorplan payable, within current liabilities on the consolidated balance sheets, as the Company intends to repay amounts borrowed within one year.
The Working Capital Line is used to finance rental fleet equipment and for general working capital requirements of the Company. Amounts outstanding are recorded as long-term debt, within long-term liabilities on the consolidated balance sheets, as the Company does not have the intention or obligation to repay amounts borrowed within one year. The balances outstanding on the Working Capital Line as of January 31, 2017 and 2016 are disclosed in Note 8.
CNH Industrial Capital Floorplan Payable Line of Credit
As of January 31, 2017, the Company had a $450.0 million credit facility with CNH Industrial Capital. The available borrowings under the CNH Industrial Capital credit facility are reduced by outstanding floorplan payable and other acquisition-related financing arrangements with CNH Industrial Capital. The CNH Industrial Capital credit facility has interest rates equal to the prime rate plus 4% on new borrowings, subject to any interest-free and reduced interest rate periods offered by CNH Industrial Capital, and automatically renews on August 31st of each year unless earlier terminated by either party. Repayment terms vary by individual notes, but generally payments are made from sales proceeds or rental revenue from the related inventories. The balances outstanding with CNH Industrial Capital are secured by the inventory purchased with the floorplan proceeds. The CNH Industrial Capital credit facility contains financial covenants that impose a maximum level of adjusted debt to tangible net worth of 3.00:1.00 and minimum fixed charge coverage ratio 1.25:1.00. It also contains various restrictive covenants that require prior consent of CNH Industrial Capital if the Company desires to engage in any acquisition of, consolidation or merger with, any other business entity in which the Company is not the surviving company; create subsidiaries; move any collateral outside of the U.S.; or sell, rent, lease or otherwise dispose or transfer any of the collateral, other than in the ordinary course of business. CNH Industrial Capital's consent is also required for the acquisition of any CNH Industrial dealership. In addition, the CNH Industrial Capital credit facility restricts the Company's ability to incur any liens upon any substantial part of its assets. As of January 31, 2017, the Company was in compliance with the adjusted debt to tangible net worth and fixed charge coverage ratio financial covenants under this credit facility.
DLL Finance Floorplan Payable Line of Credit
As of January 31, 2017, the Company had a $90.0 million credit facility with DLL Finance. The DLL Finance credit facility may be used to purchase or refinance new and used equipment inventory and has a variable interest rate on outstanding balances of one-month LIBOR plus an applicable margin of 4.94% to 5.44% per annum, depending upon the Company's average daily outstanding balance. The DLL Finance credit facility allows for increase, decrease or termination of the credit facility by DLL Finance on 90 days notice. The DLL Finance credit facility contains financial covenants that impose a maximum net leverage ratio of 2.50:1.00 and a minimum fixed charge coverage ratio of 1.25:1.00. The credit facility also requires the Company to obtain prior consent from DLL Finance if the Company desired to engage in any acquisition meeting certain financial thresholds. The balances outstanding with DLL Finance are secured by the inventory purchased with the floorplan proceeds. Repayment terms vary by individual notes, but generally payments are made from sales proceeds or rental revenue from the related inventories. As of January 31, 2017, the Company was in compliance with the net leverage ratio and fixed charge coverage ratio financial covenants under this credit facility.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company amended its credit facility with DLL Finance during the year ended January 31, 2017, which, among other things, decreased its available borrowings under the credit facility from $172.0 million to $90.0 million, changed the interest rate on outstanding borrowings and modified the minimum fixed charge coverage ratio for each of the interim quarters for the Company's fiscal year ended January 31, 2017.
On February 15, 2017, the Company amended its credit facility with DLL Finance to reduce the available borrowings under the credit facility from $90.0 million to $45.0 million.
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
Holders of the Senior Convertible Notes may convert their notes at the applicable conversion rate under any of the following circumstances:

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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In April and September 2016, the Company repurchased an aggregate of $54.3 million face value ($49.1 million carrying value) of its Senior Convertible Notes with $46.0 million in cash, and recognized a pre-tax gain of approximately $3.1 million. These gains are included in other interest expense in the Consolidated Statements of Operations. As of January 31, 2017 and 2016, the Senior Convertible Notes consisted of the following:

	January 31, 2017	January 31, 2016
	(in thousands, except conversion rate and conversion price)
Principal value	$95,725	$150,000
Unamortized debt discount	(6,368)	(13,946)
Unamortized debt issuance costs	(856)	(1,909)
Carrying value of senior convertible notes	$88,501	$134,145

Carrying value of equity component, net of deferred taxes	$15,546	$15,546

Conversion rate (shares of common stock per $1,000 principal amount of notes)	23.1626
Conversion price (per share of common stock)	$43.17

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company recognized interest expense associated with its Senior Convertible Notes as follows:

	2017	2016	2015
	(in thousands)
Cash Interest Expense
Coupon interest expense	$4,355	$5,625	$5,625
Noncash Interest Expense
Amortization of debt discount	2,849	3,703	3,457
Amortization of transaction costs	439	552	538
	$7,643	$9,880	$9,620
As of January 31, 2017, the unamortized debt discount will be amortized over a remaining period of approximately 2.25 years. The if-converted value as of January 31, 2017 does not exceed the principal balance of the Senior Convertible Notes. The effective interest rate of the liability component was equal to 7.3% for each of the statements of operations periods presented.
In February 2017, the Company repurchased an aggregate of $15.4 million face value ($14.8 million carrying value) of its Senior Convertible Notes with $14.6 million in cash.
NOTE 8—LONG-TERM DEBT
The following is a summary of long-term debt as of January 31, 2017 and 2016:

	January 31, 2017	January 31, 2016
	(in thousands)
Sale-leaseback financing obligations and capital leases, interest rates primarily ranging from 3.4% to 12.6%, with various maturity dates through December 2030	$24,665	$25,559
Working Capital Line payable to Wells Fargo (see details in Note 6)	13,000	—
Variable rate notes payable to GE Commercial Distribution Finance Corporation, interest rate of LIBOR + 3.24%, monthly installment payments including interest, secured by rental fleet equipment	—	11,767
Fixed rate notes payable to various finance companies, interest rates primarily ranging from 2.94% to 4.50%, due in monthly installments including interest and various maturity dates through February 2021, secured by fixed assets	1,944	2,640
	39,609	39,966
Less current maturities	(1,373)	(1,557)
	$38,236	$38,409
Long-term debt maturities are as follows:

	Sale-Leaseback Financing Obligations & Capital Leases				Total Present Value of Minimum Lease Payments and Other Long-Term Debt
Years Ending January 31,	Minimum Lease Payments	Interest	Present Value of Minimum Lease Payments	Other Long-Term Debt
	(in thousands)
2018	$3,292	$1,985	$1,307	$66	$1,373
2019	3,312	1,904	1,408	13,068	14,476
2020	3,258	1,816	1,442	72	1,514
2021	3,165	1,729	1,436	75	1,511
2022	3,208	1,716	1,492	1,663	3,155
Thereafter	26,786	9,206	17,580	—	17,580
	$43,021	$18,356	$24,665	$14,944	$39,609

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
The following table sets forth the notional value of the Company's derivative instruments outstanding as of January 31, 2017 and 2016:

	Notional Amount as of:
	January 31, 2017	January 31, 2016
	(in thousands)
Cash flow hedges:
Interest rate swap	100,000	100,000
Derivatives not designated as hedging instruments:
Foreign currency contracts	18,021	13,148

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the fair value of the Company's derivative instruments outstanding as of January 31, 2017 and 2016.

	Fair Value as of:
	January 31, 2017	January 31, 2016	Balance Sheet Location
	(in thousands)
Asset Derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	$—	$125	Prepaid expenses and other
Total Asset Derivatives	$—	$125

Liability Derivatives:
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate swap	1,155	2,836	Accrued expenses
Derivatives not designated as hedging instruments:
Foreign currency contracts	200	—	Accrued expenses
Total Liability Derivatives	$1,355	$2,836
The following table sets forth the gains and losses recognized in other comprehensive income (loss) ("OCI") and income (loss) related to the Company’s derivative instruments for the years ended January 31, 2017, 2016 and 2015. All amounts included in income (loss) in the table below from derivatives designated as hedging instruments relate to reclassifications from accumulated other comprehensive income.

	2017		2016		2015
	OCI	Income	OCI	Income	OCI	Income
	(in thousands)		(in thousands)		(in thousands)
Derivatives Designated as Hedging Instruments:
Net investment hedges:
Foreign currency contracts	$—	$—	$333	$—	$4,749	$—
Cash flow hedges:
Interest rate swap (a)	263	(1,384)	(1,309)	(1,755)	(2,595)	(589)
Foreign currency contracts (b)	—	—	—	(62)	73	(76)
Derivatives Not Designated as Hedging Instruments:
Foreign currency contracts (c)	—	365	—	996	—	5,683
Total Derivatives	$263	$(1,019)	$(976)	$(821)	$2,227	$5,018
(a) Amounts are included in Floorplan interest expense in the consolidated statements of operations
(b) Amounts are included in Cost of revenue - equipment in the consolidated statements of operations
(c) Amounts are included in Interest income and other income (expense) in the consolidated statements of operations
No components of the Company's cash flow hedging instruments were excluded from the assessment of hedge ineffectiveness.
As of January 31, 2017, the Company had $1.1 million in pre-tax net unrealized losses associated with its interest rate swap instrument recorded in accumulated other comprehensive income, and expects that $0.9 million of this amount will be reclassified into net income over the next 12 months.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—ACCRUED EXPENSES & OTHER

	January 31, 2017	January 31, 2016
	(in thousands)
Compensation	$16,163	$13,985
Sales, payroll, real estate and value added taxes	3,871	3,806
Interest	1,372	2,466
Insurance	500	1,395
Deferred revenue	1,634	1,247
Derivative liabilities	1,355	2,836
Other	5,638	3,331
	$30,533	$29,066
NOTE 11—CONTINGENCIES AND GUARANTEES
Guarantees
The Company has provided residual value guarantees to CNH Industrial Capital in connection with certain customer leasing arrangements with CNH Industrial Capital. The Company, as guarantor, may be required to provide payment to CNH Industrial Capital at the termination of the lease agreement if the customer fails to exercise the purchase option under the leasing agreement and the proceeds CNH Industrial Capital receives upon disposition of the leased asset are less than the purchase option price as stipulated in the lease agreement. As of January 31, 2017, the maximum amount of residual value guarantees was approximately $2.9 million and the lease agreements have termination dates ranging from 2018 to 2022. As of January 31, 2017, the Company has recognized a liability of approximately $2.9 million based on its estimates of the likelihood and amount of residual value guarantees that will become payable at the termination dates of the underlying leasing agreements. The liability is recorded in other long-term liabilities in the Company's consolidated balance sheets.
As of January 31, 2017 and 2016, the Company had $2.8 million and $3.0 million of guarantees on customer financing with CNH Industrial Capital. In the event that the customer defaulted on the payments owed to CNH Industrial Capital, the Company as the guarantor would be required to make those payments and any accelerated indebtedness to CNH Industrial Capital. Upon such payment, the Company would be entitled to enforce normal creditor rights against the customer including collection action for monetary damages or re-possession of the collateral if CNH Industrial Capital has a perfected security interest. No liabilities associated with these guarantees are included in the consolidated balance sheets as of January 31, 2017 or 2016 as the Company deems the probability of being required to make such payments to be remote.
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
Insurance
The Company has insurance policies with varying deductibility levels for property and casualty losses and is insured for losses in excess of these deductibles on a per claim and aggregate basis. The Company is primarily self-insured for health care claims for eligible participating employees. The Company has stop-loss coverage to limit its exposure to significant claims on a per claim and annual aggregate basis. The Company determines its liabilities for claims, including incurred but not reported losses, based on all relevant information, including actuarial estimates of claim liabilities.
During fiscal 2017, the Company received $3.0 million of proceeds from its insurance carriers related to claims submitted for insurable events at two of its locations; $1.4 million of proceeds were reflected as investing cash inflows as such amounts were reimbursements associated with the Company's long-lived assets, while the remaining $1.6 million was included in cash flows from operating activities as the amounts were reimbursements associated with current assets, business interruption

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recoveries and cost reimbursements. In total, the Company recognized, as a reduction of operating expenses in its consolidated statements of operations, a gain of $2.0 million from insurance recoveries, of which $0.7 million arose from business interruption recoveries.
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
NOTE 12—OPERATING LEASE COMMITMENTS
The Company leases 126 buildings under operating lease agreements with both related and unrelated parties, as well as office equipment and vehicles under various operating lease agreements. Rent and lease expense under all operating leases totaled $21.3 million, $22.9 million and $23.0 million during the years ended January 31, 2017, 2016 and 2015. The leases expire at various dates through January 2031. Certain leases have fluctuating minimum lease payments. The Company recognizes lease expense on a straight-line basis over the expected term of the lease.
Approximate future minimum lease payment commitments are as follows:

Years ending January 31,	Amount
(in thousands)
2018	$20,641
2019	19,395
2020	16,306
2021	15,600
2022	13,866
Thereafter	89,129
$174,937
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
NOTE 13—RELATED PARTY TRANSACTIONS
The Company utilizes C.I. Construction, LLC ("C.I. Construction"), an entity owned by the brother-in-law of Peter Christianson (the Company's former President and a former director) and Tony Christianson (a current director), to perform construction management services for its building and leasehold improvement projects. Payments to C.I. Construction, which include cost reimbursements of certain building supplies and other construction costs, were negligible for the year ended January 31, 2017 and totaled $0.5 million and $1.9 million for the years ended January 31, 2016 and 2015.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On May 11, 2015, Peter Christianson (our former President and former member of our Board of Directors), who is a brother of Tony Christianson (a member of our Board of Directors), entered into a services agreement (the “Services Agreement") with the Company to begin to provide consulting services to the Company following the end of fiscal 2016 and in connection with the conclusion of his employment with the Company. The Services Agreement has a term of three years, ending on January 31, 2019. During fiscal 2017, Mr. Peter Christianson received $0.5 million in fees, including group medical and dental coverage expenses as paid by the Company on behalf of Mr. Peter Christianson, from the Company under the terms of the Services Agreement. Effective February 1, 2017, the parties to the Services Agreement agreed to its termination. In connection with the termination, the Company agreed to pay Mr. Peter Christianson the sum of $0.7 million, payable in two equal installments in fiscal 2018 and 2019. All unvested stock options and shares of restricted stock held by Mr. Peter Christianson will continue to vest as scheduled.
NOTE 14—INCOME TAXES
The components of income (loss) before income taxes for the years ended January 31, 2017, 2016 and 2015 consist of the following:

	2017	2016	2015
	(in thousands)
U.S.	$(22,244)	$(53,211)	$(20,825)
Foreign	(469)	(3,000)	(17,515)
Total	$(22,713)	$(56,211)	$(38,340)
The provision for (benefit from) income taxes charged to income for the years ended January 31, 2017, 2016 and 2015 consists of the following:

	2017	2016	2015
	(in thousands)
Current
Federal	$(5,368)	$(9,193)	$8,615
State	(85)	147	1,245
Foreign	116	235	54
Total current taxes	(5,337)	(8,811)	9,914
Deferred
Federal	(1,819)	(7,766)	(13,372)
State	(471)	(1,427)	(1,504)
Foreign	(551)	22	39
Total deferred taxes	(2,841)	(9,171)	(14,837)
	$(8,178)	$(17,982)	$(4,923)
The reconciliation of the statutory federal income tax rate to the Company's effective rate is as follows:

	2017	2016	2015
U.S. statutory rate	(35.0)%	(35.0)%	(35.0)%
Foreign statutory rates	2.8%	0.6%	14.6%
State taxes on income net of federal tax benefit	(4.3)%	(4.1)%	(4.4)%
Valuation allowances	(2.7)%	5.7%	14.6%
Impairment of nondeductible goodwill from stock acquisitions	—%	—%	6.9%
Foreign currency devaluation	0.6%	(1.0)%	(11.6)%
All other, net	2.6%	1.8%	2.1%
	(36.0)%	(32.0)%	(12.8)%

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net deferred tax assets and liabilities consist of the following components as of January 31, 2017 and 2016:

	2017	2016
	(in thousands)
Deferred tax assets:
Inventory allowances	$11,622	$18,494
Intangible Assets	6,065	6,998
Net operating losses	6,679	6,176
Accrued liabilities and other	4,573	3,670
Receivables	1,034	1,115
Hedging and derivatives	541	1,085
Stock-based compensation	845	863
Other	1,060	778
Total deferred tax assets	32,419	39,179
Valuation allowances	(8,968)	(8,853)
Deferred tax assets, net of valuation allowances	$23,451	$30,326

Deferred tax liabilities:
Property and equipment	$(29,942)	$(36,141)
Senior convertible notes	(2,462)	(5,320)
Total deferred tax liabilities	$(32,404)	$(41,461)

Net deferred tax liability	$(8,953)	$(11,135)
As of January 31, 2017, the Company had accumulated undistributed earnings in non-U.S. subsidiaries of $1.5 million. The Company has concluded that such earnings are to be reinvested outside of the United States indefinitely. Accordingly, the Company has not recorded a deferred tax liability associated with these undistributed earnings. The Company estimates that the additional U.S. income taxes to be paid upon the repatriation of these undistributed earnings would be approximately $0.6 million.
As of January 31, 2017, the Company has recorded $23.4 million of net operating loss carryforwards within certain of its foreign jurisdictions; $19.0 million of net operating loss carryforwards are within jurisdictions with indefinite carryforward periods, while the remaining $4.4 million of net operating loss carryforwards expire at various dates between the Company's fiscal years 2018 and 2022. As of January 31, 2017, the Company has recorded $40.4 million of net operating loss carryforwards within certain of its state jurisdictions which expire at various dates between the Company's fiscal years 2031 and 2037.
In reviewing our deferred tax assets as of January 31, 2017 and 2016, we concluded that a partial valuation allowance for U.S. federal and state deferred tax assets was warranted. In total, we recognized a valuation allowance of $3.9 million and $2.4 million as of January 31, 2017 and 2016. In addition, as of January 31, 2017 and 2016, we concluded that a valuation allowance for certain of our foreign deferred tax assets, including net operating losses, was warranted in the amount of $5.1 million and $6.5 million. The recognition of the valuation allowance for our U.S. deferred tax assets was based on the presence of historical losses and our expected future sources of taxable income, including taxable income in prior carryback years and the anticipated future reversal of our existing deferred tax assets and liabilities. The valuation allowance for our foreign deferred tax assets was based on the presence of historical losses and the anticipated time period over which we may generate taxable income in excess of these historical losses.
The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign countries. It is no longer subject to income tax examinations by U.S. federal tax authorities for fiscal years ended on or prior to January 31, 2013 and state tax authorities for fiscal years ended on or prior to January 31, 2012. Due to the short period of time in which the Company has had operations in foreign jurisdictions, all tax years are open for income tax examinations for these entities.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's Ukrainian and Austrian subsidiaries are under audit for calendar years 2012 through 2015. The Company is also under audit in the U.S. federal jurisdiction for the 2016 fiscal year.
As of January 31, 2017, the Company has recorded a liability for unrecognized tax benefits of $0.2 million. The liability was recorded as a reduction in the Company's deferred tax assets related to its net operating losses. If recognized, the entire $0.2 million of unrecognized tax benefits would affect the Company's effective tax rate. As of January 31, 2017, the Company had accumulated accrued interest and penalties of $0.2 million, and for the year ended January 31, 2017, the Company recognized $0.1 million in interest and penalties in its provision (benefit) for income taxes. The Company had no unrecognized tax benefits as of January 31, 2016 and January 31, 2015.
NOTE 15—CAPITAL STRUCTURE
The Company's certificate of incorporation provides it with the authority to issue 50,000,000 shares of $0.00001 par value stock, consisting of 45,000,000 shares of common stock and 5,000,000 shares classified as undesignated.
NOTE 16—STOCK-BASED COMPENSATION
Stock-Based Compensation Plans
The Company has two stock-based compensation plans, the 2014 Equity Incentive Plan and the 2005 Equity Incentive Plan (collectively the "Plans"), to provide incentive compensation to participants for services that have been or will be performed for continuing as employees or members of the Board of Directors of the Company. Under these plans, which are approved by the stockholders of the Company, the Company may grant incentive stock options, non-qualified stock options and restricted stock for up to a maximum number of shares of common stock set forth in the Plan under all forms of awards. The Company accounts for all stock-based awards at the fair value of the related equity instrument over the applicable service or performance period. Shares issued for stock-based awards consist of authorized but unissued shares. Compensation cost charged to operations under the Plan was $2.1 million, $2.1 million and $2.1 million for the years ended January 31, 2017, 2016 and 2015. The related income tax benefit (net) was $0.8 million, $0.8 million and $0.8 million for the years ended January 31, 2017, 2016 and 2015.
The Company's 2014 Equity Incentive Plan was implemented during the year ended January 31, 2015 and has a total of 1,650,000 shares available for grant under this plan. The Company has approximately 973,000 shares authorized and available for future equity awards under the Company's 2014 Equity Incentive Plan as of January 31, 2017.
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
The following table summarizes stock option activity for the year ended January 31, 2017:

	Number of Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
	(in thousands)		(in thousands)
Outstanding at January 31, 2016	289	$12.19	$76	2.0
Granted	—	—
Exercised	(15)	8.22
Forfeited	(3)	4.50
Outstanding at January 31, 2017	271	$12.50	$1,008	1.0
Exercisable at January 31, 2017	271	$12.50	$1,008	1.0

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The aggregate intrinsic value of stock options exercised was $0.3 million for the year ended January 31, 2016, and immaterial for the years ended January 31, 2017 and 2015. As of January 31, 2017, there was no unrecognized compensation cost related to stock options as all awards have fully vested.
The following is a summary of information related to stock options outstanding and exercisable at January 31, 2017:

	Stock Options Outstanding and Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
	(in thousands)
$ 4.50-8.50	170	0.7	$8.24
10.20-14.69	27	1.8	11.84
21.21-26.84	74	1.5	22.57
	271	1.0	$12.50
Restricted Stock Awards ("RSAs")
The Company grants RSAs as part of its long-term incentive compensation to employees and members of the Board of Directors of the Company. The fair value of these awards is determined based on the closing market price of the Company's stock on the date of grant. The RSAs primarily vest over a period of three to six years for employees and over one year for members of the Board of Directors. The Company recognizes compensation expense ratably over the vesting period of the award. The restricted common stock underlying these awards are deemed issued and outstanding upon grant, and carry the same voting and dividend rights of unrestricted outstanding common stock.
The following table summarizes the activity for RSAs for the year ended January 31, 2017:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)
	(in thousands)
Nonvested at January 31, 2016	402	$18.21	3.4
Granted	254	11.01
Forfeited	(24)	16.01
Vested	(123)	17.87
Nonvested at January 31, 2017	509	$14.83	2.6
The weighted-average grant date fair value of RSAs granted was $11.01, $15.41 and $17.90 during the years ended January 31, 2017, 2016 and 2015. The total fair value of RSAs vested was $1.3 million, $1.7 million and $1.5 million during the years ended January 31, 2017, 2016 and 2015. As of January 31, 2017, there was $4.6 million of unrecognized compensation cost related to non-vested RSAs that is expected to be recognized over a weighted-average period of 2.6 years.
Restricted Stock Units ("RSUs")
The Company grants RSUs as part of its long-term incentive compensation to certain employees of the Company. The fair value of these awards is determined based on the closing market price of the Company's stock on the date of grant. The RSUs primarily vest over a period of three to six years. The Company recognizes compensation expense ratably over the vesting period of the award. A portion of the RSUs that have been granted contain performance conditions, and the related compensation cost on these awards is only accrued if it is probable that the performance conditions will be achieved. The restricted common stock underlying these awards are not deemed issued or outstanding upon grant, and do not carry any voting or dividend rights.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes RSU activity for the year ended January 31, 2017:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)
	(in thousands)
Nonvested at January 31, 2016	61	$16.71	1.7
Granted	12	10.69
Forfeited	(1)	10.69
Vested	—	—
Nonvested at January 31, 2017	72	$15.78	1.0
The weighted-average grant date fair value of RSUs granted was $10.69 and $15.47 during the years ended January 31, 2017 and 2016. As of January 31, 2017, for the portion of RSUs that contain performance conditions, the Company did not believe the achievement of the performance conditions to be probable and therefore expects the unrecognized compensation cost of RSUs to be immaterial.
NOTE 17—EMPLOYEE BENEFIT PLANS
The Company has a 401(k) profit-sharing plan ("401(k) Plan") for full-time employees at least 19 years of age. The Company matches 50% of the first 6% of participating employees' contributions. In addition, the Company may make a discretionary contribution to the 401(k) Plan as determined by the Board of Directors, with a maximum amount equal to the amount allowed under the IRS regulations. For the period March 1, 2015 through December 31, 2015, the Company amended the 401(k) Plan to remove the matching contribution requirement. Effective January 1, 2016, the matching contributions were reinstated. The Company recognized expense for contributions made to the 401(k) Plan totaling $2.5 million, $0.2 million and $3.5 million for the years ended January 31, 2017, 2016 and 2015. All amounts contributed during these years reflected matching contributions, as no discretionary contributions were made by the Company to the 401(k) Plan.
NOTE 18—BUSINESS COMBINATIONS
On August 29, 2014, the Company acquired certain assets of Midland Equipment, Inc. The acquired business consisted of one agriculture equipment store in Wayne, Nebraska, which expanded the Company's agricultural presence in Nebraska. The total cash consideration for the acquired business was $0.6 million. Pro forma results are not presented as the acquisition is not considered material, individually or in aggregate, to the Company. The results of operations of the acquired business were included in the Company's consolidated results of operations since the date of the business combination.
NOTE 19—FAIR VALUE OF FINANCIAL INSTRUMENTS
The assets and liabilities which are measured at fair value on a recurring basis as of January 31, 2017 and 2016 are as follows:

	January 31, 2017				January 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)				(in thousands)
Financial Assets
Foreign currency contracts	$—	$—	$—	$—	$—	$125	$—	$125
Total Financial Assets	$—	$—	$—	$—	$—	$125	$—	$125

Financial Liabilities
Interest rate swap	$—	$1,155	$—	$1,155	$—	$2,836	$—	$2,836
Foreign currency contracts	—	200	—	200	—	—	—	—
Total Financial Liabilities	$—	$1,355	$—	$1,355	$—	$2,836	$—	$2,836
The valuation for the Company's foreign currency contracts and interest rate swap derivative instruments were valued using discounted cash flow analyses, an income approach, utilizing readily observable market data as inputs.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company also valued certain long-lived assets at fair value on a non-recurring basis as of January 31, 2017 and 2016 as part of its long-lived asset impairment testing and as the result of classifying certain assets as held for sale and measuring the value of such assets at fair value less costs to sell. The estimated fair value of such assets as of January 31, 2017 and 2016 was $3.6 million and $5.6 million.
The assets recorded at fair value as of January 31, 2017 and 2016 consisted of real estate assets and fair value was determined by utilizing market and income approaches incorporating both observable and unobservable inputs, and are deemed to be Level 3 fair value inputs. The most significant unobservable inputs used in the fair value measurements under the market approach include adjustments to observable market sales information to incorporate differences in geographical locations and age and condition of subject assets, and the most significant unobservable inputs under the income approach include forecasted net cash generated from the use of the subject assets and the discount rate applied to such cash flows to arrive at a fair value estimate. In addition, in certain instances the Company estimated the fair value of long-lived assets to approximate zero as no future cash flows were assumed to be generated from the use of such assets and the expected sales values were deemed to be nominal. All such fair value measurements were based on unobservable inputs and thus are Level 3 fair value inputs.
The Company also has financial instruments that are not recorded at fair value in its consolidated financial statements. The carrying amount of cash, receivables, payables, short-term debt and other current liabilities approximates fair value because of the short maturity and/or frequent repricing of those instruments, which are Level 2 fair value inputs. Based upon current borrowing rates with similar maturities, which are Level 2 fair value inputs, the carrying value of long-term debt approximates the fair value as of January 31, 2017 and 2016. The following table provides details on the Senior Convertible Notes as of January 31, 2017 and 2016. The difference between the face value and the carrying value of these notes is the result of the allocation between the debt and equity components, and unamortized debt issuance costs (see Note 7). Fair value of the Senior Convertible Notes was estimated based on Level 2 fair value inputs.

	January 31, 2017			January 31, 2016
	Estimated Fair Value	Carrying Value	Face Value	Estimated Fair Value	Carrying Value	Face Value
	(in thousands)			(in thousands)
Senior convertible notes	$87,000	$88,501	$95,725	$105,000	$134,145	$150,000
NOTE 20—STORE CLOSINGS AND REALIGNMENT COSTS
In February 2017, to better align the Company's cost structure and business in certain markets, the Company announced a dealership restructuring plan which resulted in the closure of one Construction location during the fourth quarter ended January 31, 2017 and is expected to result in the closure of 14 Agriculture locations during the first half of fiscal 2018. The restructuring plan is expected to result in a significant reduction of expenses while allowing the Company to continue to provide a leading level of service to its customers. The Company recognized $3.0 million of fixed asset impairment charges in the fourth quarter of fiscal 2017 related to the announced store closures. In addition, the Company anticipates recognizing pre-tax costs associated with this restructuring plan, consisting primarily of lease termination costs and termination benefits of approximately $9.5 million in fiscal 2018.

In fiscal 2016 and 2015, the Company carried out realignment plans that reduced our headcount and resulted in the closure of four Agriculture stores and eight Construction stores. As of January 31, 2017 these realignment plans were substantially complete.

We incurred costs of $3.3 million, $2.0 million and $3.9 million during the years ended January 31, 2017, 2016 and 2015, related to these activities. Refer to Note 21 for realignment costs by segment.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Store closings and realignment costs for 2017, 2016 and 2015 were as follows:

	2017	2016	2015
	(in thousands)
Lease termination costs (1)	$(128)	$692	$1,943
Employee termination benefits (1)	399	774	971
Impairment of fixed assets, net of gains on asset disposition (2)	2,957	369	25
Asset relocation and other closing costs (1)	48	126	463
Inventory cost adjustments (3)	—	—	471
	$3,276	$1,961	$3,873
(1) Recognized in Realignment Costs in the consolidated statement of operations.
(2) Recognized in Impairment of Intangibles and Long-Lives Assets in the consolidated statement of operations.
(3) Recognized in Cost of Revenue - Equipment in the consolidated statement of operations.

A reconciliation of the beginning and ending exit cost liability balance, which is included in accrued expenses and other in the consolidated balance sheets, follows:

Amount
(in thousands)
Balance, January 31, 2015	$1,706
Exit costs incurred and charged to expense
Lease termination costs	692
Employee termination benefits	774
Exit costs paid
Lease termination costs	(1,738)
Employee termination benefits	(774)
Balance, January 31, 2016	660
Exit costs incurred and charged to expense
Lease termination costs	(128)
Employee termination benefits	399
Exit costs paid
Lease termination costs	(441)
Employee termination benefits	(399)
Balance, January 31, 2017	$91

NOTE 21—SEGMENT INFORMATION AND OPERATING RESULTS
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
Revenue generated from sales to customers outside of the United States was $150.3 million, $162.1 million and $164.4 million for the years ended January 31, 2017, 2016 and 2015. As of January 31, 2017 and 2016, $3.6 million and $4.4 million of the Company's long-lived assets were held in its European subsidiaries.
The Company retains various unallocated income/(expense) items and assets at the general corporate level, which the Company refers to as "Shared Resources" in the table below. Shared Resource assets primarily consist of cash and property and equipment. Revenue between segments is immaterial.
Certain financial information for each of the Company's business segments is set forth below.

	Year Ended January 31,
	2017	2016	2015
	(in thousands)
Revenue
Agriculture	$739,167	$864,851	$1,346,457
Construction	323,625	340,916	389,435
International	150,288	162,068	164,354
Total	$1,213,080	$1,367,835	$1,900,246
Income (Loss) Before Income Taxes
Agriculture	$(15,781)	$(29,710)	$(11,434)
Construction	(5,875)	(26,388)	(11,941)
International	(469)	(3,004)	(17,109)
Segment income (loss) before income taxes	(22,125)	(59,102)	(40,484)
Shared Resources	(588)	2,891	2,144
Total	$(22,713)	$(56,211)	$(38,340)
Total Impairment
Agriculture	$1,888	$3,975	$30,008
Construction	2,155	2,752	266
International	325	—	951
Segment impairment	4,368	6,727	31,225
Shared Resources	42	176	—
Total	$4,410	$6,903	$31,225
Realignment Costs
Agriculture	$(120)	$738	$350
Construction	60	635	2,459
International	—	—	56
Segment impairment	(60)	1,373	2,865
Shared Resources	379	224	300
Total	$319	$1,597	$3,165

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended January 31,
	2017	2016	2015
	(in thousands)
Interest Income
Agriculture	$183	$159	$214
Construction	341	396	459
International	31	68	83
Segment interest income	555	623	756
Shared Resources	12	17	27
Total	$567	$640	$783
Interest Expense
Agriculture	$11,201	$15,596	$16,983
Construction	10,196	12,575	12,110
International	2,884	4,159	8,002
Segment interest expense	24,281	32,330	37,095
Shared Resources	(2,416)	293	(2,304)
Total	$21,865	$32,623	$34,791
Depreciation and Amortization
Agriculture	$6,128	$7,760	$8,666
Construction	15,288	15,965	17,647
International	1,394	1,255	1,710
Segment depreciation and amortization	22,810	24,980	28,023
Shared Resources	4,058	3,558	3,745
Total	$26,868	$28,538	$31,768
Capital Expenditures
Agriculture	$1,585	$2,861	$3,324
Construction	5,480	1,492	4,779
International	898	657	1,726
Segment capital expenditures	7,963	5,010	9,829
Shared Resources	4,462	3,401	7,183
Total	$12,425	$8,411	$17,012

	January 31, 2017	January 31, 2016
Total Assets	(in thousands)
Agriculture	$411,726	$557,579
Construction	221,092	294,891
International	106,899	109,706
Segment assets	739,717	962,176
Shared Resources	31,705	85,699
Total	$771,422	$1,047,875
NOTE 22—SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
The following reflects selected quarterly financial information for fiscal years 2017 and 2016.

	Revenue	Gross Profit	Net Income (Loss) Including Noncontrolling Interest	Net Income (Loss) Attributable to Titan Machinery Inc.	Earnings (Loss) per Share-Basic	Earnings (Loss) per Share-Diluted
	(in thousands, except per share data)
2017
First quarter	$284,860	$53,548	$(3,858)	$(3,684)	$(0.17)	$(0.17)
Second quarter	278,333	52,933	(2,702)	(2,520)	(0.12)	(0.12)
Third quarter	332,266	58,426	264	264	0.01	0.01
Fourth quarter	317,621	48,822	(8,239)	(8,239)	(0.38)	(0.38)
2016
First quarter	$353,196	$60,435	$(6,890)	$(6,304)	$(0.29)	$(0.29)
Second quarter	334,190	62,069	170	6	—	—
Third quarter	344,975	67,141	3,483	3,456	0.16	0.16
Fourth quarter	335,474	16,269	(34,992)	(35,050)	(1.62)	(1.62)
The Company recognized an inventory impairment charge of $27.5 million to equipment cost of revenue in the fourth quarter of fiscal 2016 as a result of the decision to market certain aged equipment through alternative channels rather than through its normal retail channels, and its estimate of revenue amounts to be realized from these alternative channels being lower than the carrying value of the respective equipment. Further details are disclosed in Note 3. The Company recognized impairment charges totaling $4.1 million and $6.7 million in the fourth quarters of fiscal 2017 and 2016, resulting from impairment testing of long-lived assets. Details of the Company's impairment testing is disclosed in Note 1 and Note 5. The Company also recognized in the fourth quarter of fiscal 2016 expense of $2.4 million in its provision for (benefit from) income taxes related to the recognition of a valuation allowance on certain deferred tax assets. Details of this valuation allowance are disclosed in Note 14.
NOTE 23—SUBSEQUENT EVENTS
On February 9, 2017, the Company announced a dealership restructuring plan that is expected to be completed by the end of July 2017. The Company closed one Construction location during the fourth quarter ended January 31, 2017 and expects to close 14 Agriculture locations during the first half of fiscal 2018. The restructuring plan is expected to result in a significant reduction of expenses while allowing the Company to continue to provide a leading level of service to its customers. The non-recurring pre-tax costs associated with this restructuring plan, consisting primarily of lease termination costs and termination benefits are estimated to be approximately $9.5 million for fiscal 2018.
In February 2017, the Company amended its credit facility with DLL Finance, which decreased its available borrowings under the facility to $45.0 million. As a result of this amendment, our total discretionary floorplan payable lines of credit for equipment purchases was reduced from $842.5 million to $797.5 million.
The Company repurchased a portion of its Senior Convertible Notes in February 2017. See Note 7 for details.
In February 2017, the Company terminated the Services Agreement with Mr. Peter Christianson. See Note 13 for details.

Schedule II—Valuation and Qualifying Accounts and Reserves
Titan Machinery Inc.

Classification	Beginning Balance	Additions Charged to Expenses	Deductions for Write-offs, Net of Recoveries	Foreign currency translation adjustment	Ending Balance
	(in thousands)
Valuation reserve deduction from receivables:
Year ended January 31, 2017	$3,591	$3,399	$(3,428)	$68	$3,630
Year ended January 31, 2016	4,218	3,896	(4,591)	68	3,591
Year ended January 31, 2015	3,663	5,938	(5,452)	69	4,218

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.    After evaluating the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 ("Exchange Act") as of the end of the period covered by this 10-K, our Chief Executive Officer and Chief Financial Officer, with the participation of the Company's management, have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective.
Management's Report on Internal Control Over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of January 31, 2017.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has also audited our internal control over financial reporting as of January 31, 2017, as stated in their attestation report included in Item 8 of this Form 10-K.
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
ITEM 9B.    OTHER INFORMATION
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Other than the information included in Part I of this Form 10-K under the heading "Executive Officers of the Registrant," the information required by Item 10 is incorporated by reference to the sections labeled "Election of Directors," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance," all of which will appear in our definitive proxy statement for our 2017 Annual Meeting of Stockholders.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated herein by reference to the information under "Compensation Discussion and Analysis," "Compensation Committee Report," "Executive Compensation," and "Non-Employee Director Compensation," in our definitive proxy statement for our 2017 Annual Meeting of Stockholders.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated herein by reference to the sections entitled "Security Ownership of Principal Stockholders and Management" and "Executive Compensation - Equity Compensation Plan Information," both of which will appear in our definitive proxy statement for our 2017 Annual Meeting of Stockholders.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated herein by reference to the sections entitled "Corporate Governance—Independence" and "Certain Relationships and Related Transactions," both of which will appear in our definitive proxy statement for our 2017 Annual Meeting of Stockholders.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 is incorporated herein by reference to the section entitled "Fees of the Independent Registered Public Accounting Firm," which will appear in our definitive proxy statement for our 2017 Annual Meeting of Stockholders.
PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report.

(1)	Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:
Report of Deloitte & Touche LLP on Consolidated Financial Statements as of January 31, 2017 and 2016 and for each the three years in the period ended January 31, 2017
Report of Deloitte & Touche LLP on Internal Control Over Financial Reporting as of January 31, 2017
Consolidated Balance Sheets as of January 31, 2017 and 2016
Consolidated Statements of Operations for each of the three years in the period ended January 31, 2017
Consolidated Statements of Comprehensive Income (loss) for each of the three years in the period ended January 31, 2017
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended January 31, 2017
Consolidated Statements of Cash Flows for each of the three years in the period ended January 31, 2017
Notes to Consolidated Financial Statements

(2)
Financial Statement Schedules. The following consolidated financial statement schedule should be read in conjunction with the consolidated financial statements and Report of Deloitte & Touche LLP on the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K:

Schedule II—Valuation and Qualifying Accounts and Reserves
All other financial statement schedules have been omitted, because they are not applicable, are not required, or the information is included in the Financial Statements or Notes thereto

(3)	Exhibits. See the Exhibit Index to our Form 10-K immediately following the signature page to this Annual Report on Form 10-K
TEM 16.    FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: April 7, 2017
TITAN MACHINERY INC.

By	/s/ DAVID J. MEYER	By	/s/ MARK KALVODA
	David J. Meyer, Board Chair and Chief Executive Officer		Mark Kalvoda, Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ DAVID J. MEYER	Board Chair, Chief Executive Officer (principal executive officer)	April 7, 2017
David J. Meyer

/s/ MARK KALVODA	Chief Financial Officer (principal financial officer and principal accounting officer)	April 7, 2017
Mark Kalvoda

*	Director
Tony Christianson		April 7, 2017

*	Director
Stanley Dardis		April 7, 2017

*	Director
Stan Erickson		April 7, 2017

*	Director
John Henderson		April 7, 2017

*	Director
Jody Horner		April 7, 2017

*	Director
James Irwin		April 7, 2017

*	Director
Richard Mack		April 7, 2017

*By	/s/ MARK KALVODA
Mark Kalvoda, Attorney-in-Fact

EXHIBIT INDEX
TITAN MACHINERY INC.
FORM 10-K

No.	Description
3.1
Certificate of Incorporation of the registrant, as amended (incorporated herein by reference to Exhibit 3.1 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on September 10, 2012).

3.2	Bylaws of the registrant, as amended (incorporated herein by reference to Exhibit 3.2 of the registrant's Annual Report on Form 10-K filed with the Commission on April 16, 2009 as File No. 001-33866).

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

10.1
Amended and Restated Employment Agreement, dated March 6, 2013, between David Meyer and the registrant (incorporated herein by reference to Exhibit 10.2 of the registrant's Annual Report on Form 10-K filed with the Commission on April 10, 2013).**

10.1.1
Amendment dated March 1, 2014 to the Amended and Restated Employment Agreement, dated March 6, 2013, between David Meyer and the registrant (incorporated herein by reference to Exhibit 10.54 of the registrant's Annual Report on Form 10-K filed with the Commission on April 11, 2014).**

10.2
Amended and Restated Employment Agreement, dated September 4, 2015, between Mark Kalvoda and the registrant (incorporated herein by reference to Exhibit 10.3 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on September 9, 2015).**

10.2.1
Amendment dated September 1, 2016 to the Amended and Restated Employment Agreement, dated September 4, 2015 between Mark Kalvoda and the registrant (incorporated herein by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q filed with the Commission on September 1, 2016).**

10.3
Agricultural Equipment Sales & Service Agreement, dated December 31, 2002, between Case, LLC and the registrant (incorporated herein by reference to Exhibit 10.5 of the registrant's Amendment No. 2 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on October 10, 2007).

10.3.1
Amendment dated November 14, 2007 to Agricultural Equipment Sales & Service Agreements dated December 31, 2002 (IPO), between CNH America LLC and the registrant (incorporated herein by reference to Exhibit 10.28 of the registrant's Amendment No. 5 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on November 27, 2007).

10.4
Construction Equipment Sales & Service Agreement, dated effective April 8, 2003, between Case, LLC and the registrant (incorporated herein by reference to Exhibit 10.6 of the registrant's Amendment No. 2 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on October 10, 2007).

10.5
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

10.7
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

10.9
Dealer Agreement (AG), effective February 20, 2007, between CNH America LLC and the registrant (incorporated herein by reference to Exhibit 10.9 of the registrant's Amendment No. 2 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on October 10, 2007).

No.	Description
10.10
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

10.14
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

10.16.1
Letter Agreement with CNH Capital America, LLC dated September 30, 2011, amending the November 13, 2007 Amended and Restated Wholesale Floorplan Credit Facility and Security Agreement (incorporated herein by reference to Exhibit 10.3 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on December 9, 2011).

10.16.2
Letter Agreement with CNH Capital America, LLC dated November 20, 2012, amending the November 13, 2007 Amended and Restated Wholesale Floorplan Credit Facility and Security Agreement (incorporated herein by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on December 6, 2012).

10.16.3
Letter Agreement with CNH Capital America, LLC dated February 15, 2013, amending the November 13, 2007 Amended and Restated Wholesale Floorplan Credit Facility and Security Agreement (incorporated herein by reference to Exhibit 10.49 of the registrant's Annual Report on Form 10-K filed with the Commission on April 10, 2013).

10.16.4
Amendment dated December 8, 2014 to the Amended and Restated Wholesale Floor Plan Credit Facility and Security Agreement dated November 13, 2007 by and between the registrant and CNH Industrial Capital America LLC (incorporated herein by reference to Exhibit 10.2 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on December 10, 2014).

10.16.5
Second Amendment dated March 31, 2016 to the Amended and Restated Wholesale Floor Plan Credit Facility and Security Agreement dated November 13, 2007 by and between the registrant and CNH Industrial Capital America LLC (incorporated herein by reference to Exhibit 10.17.5 of the registrant's Annual Report on Form 10-K filed with the Commission on April 13, 2016).

10.17
Second Amended and Restated Credit Agreement dated as of October 28, 2015 by and among the registrant, Wells Fargo Bank, National Association, and the Financial Institutions Party Thereto (incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed with the Commission on November 2, 2015).

10.17.1
Amendment No. 1 to Second Amended and Restated Credit Agreement dated December 29, 2015 by and among the registrant, Wells Fargo Bank, National Association, and the Financial Institutions Party Thereto (incorporated herein by reference to Exhibit 10.18.1 of the registrant's Annual Report on Form 10-K filed with the Commission on April 13, 2016).

10.17.2
Amendment No. 2 to Second Amended and Restated Credit Agreement dated March 25, 2016 by and among the registrant, Wells Fargo Bank, National Association, and the Financial Institutions Party Thereto (incorporated herein by reference to Exhibit 10.18.2 of the registrant's Annual Report on Form 10-K filed with the Commission on April 13, 2016).

No.	Description
10.17.3*
Amendment No. 3 to Second Amended and Restated Credit Agreement dated December 8, 2016 by and among the registrant, Wells Fargo Bank, National Association, and the Financial Institutions Party Thereto.

10.17.4*	Amendment No. 4 to Second Amended and Restated Credit Agreement dated March 1, 2017 by and among the registrant, Wells Fargo Bank, National Association, and the Financial Institutions Party Thereto.
10.18
Amended and Restated Wholesale Financing Plan, dated as of October 31, 2013, by and between the registrant and Agricredit Acceptance LLC n/k/a DLL Finance LLC (incorporated herein by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q filed with the Commission on December 5, 2013).

10.18.1
Amendment No. 1 to the Amended and Restated Wholesale Financing Plan, dated as of April 1, 2015, by and between the registrant and Agricredit Acceptance LLC n/k/a DLL Finance LLC (incorporated herein by reference to Exhibit 10.21.1 of the registrant's Annual Report on Form 10-K filed with the Commission on April 15, 2015).

10.18.2
Amendment No. 2 to the Amended and Restated Wholesale Financing Plan, dated as of September 1, 2015, by and between the registrant and Agricredit Acceptance LLC n/k/a DLL Finance LLC (incorporated herein by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on September 9, 2015).

10.18.3
Amendment No. 3 to the Amended and Restated Wholesale Financing Plan, dated as of April 1, 2016, by and between the registrant and DLL Finance LLC (incorporated herein by reference to Exhibit 10.19.3 of the registrant's Annual Report on Form 10-K filed with the Commission on April 13, 2016).

10.18.4
Amendment No. 4 to the Amended and Restated Wholesale Financing Plan, dated as of August 31, 2016, by and between the registrant and DLL Finance LLC (f/k/a Agricredit Acceptance LLC) (incorporated herein by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on September 1, 2016).

10.18.5*	Amendment No. 5 to the Amended and Restated Wholesale Financing Plan, dated as of February 15, 2017, by and between the registrant and DLL Finance LLC (f/k/a Agricredit Acceptance LLC).
10.19
Amended and Restated Inventory Security Agreement dated October 31, 2013 by and between the registrant and Agricredit Acceptance LLC n/k/a DLL Finance LLC (incorporated herein by reference to Exhibit 10.22 of the registrant's Annual Report on Form 10-K filed with the Commission on April 15, 2015).

10.19.1
Amendment No. 1 to the Amended and Restated Inventory Security Agreement, dated as of April 1, 2015, by and among the registrant and Agricredit Acceptance LLC n/k/a DLL Finance LLC (incorporated herein by reference to Exhibit 10.22 of the registrant's Annual Report on Form 10-K filed with the Commission on April 15, 2015).

10.19.2
Amendment No. 2 to the Amended and Restated Inventory Security Agreement, dated as of June 1, 2015, by and among the registrant and Agricredit Acceptance LLC n/k/a DLL Finance LLC (incorporated herein by reference to Exhibit 10.20.2 of the registrant's Annual Report on Form 10-K filed with the Commission on April 13, 2016).

10.19.3
Amendment No. 3 to the Amended and Restated Inventory Security Agreement, dated as of April 1, 2016, by and between the registrant and DLL Finance LLC (incorporated herein by reference to Exhibit 10.20.3 of the registrant's Annual Report on Form 10-K filed with the Commission on April 13, 2016).

10.20	Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed with the Commission on June 6, 2011).**

10.21
Form of Incentive Stock Option Agreement under the 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.22 of the registrant's Amendment No. 2 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on October 10, 2007).**

10.22
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

10.24	Titan Machinery Inc. 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed with the Commission on June 3, 2014).**

No.	Description
10.25
Form of Titan Machinery Inc. Performance Award Agreement under the 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 5, 2014).**

10.26
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

10.29	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.34 of the registrant's Annual Report on Form 10-K filed with the Commission on April 11, 2012).

10.30
Titan Machinery Inc. Non-Employee Director Compensation Plan (incorporated herein by reference to Exhibit 10.2 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on September 9, 2015).**

10.31
Description of Titan Machinery Inc.’s Executive Cash Bonus Plan (incorporated herein by reference to Exhibit 10.34 of the registrant’s Annual Report on Form 10-K filed with the Commission on April 15, 2015.**

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

101
The following materials from Titan Machinery Inc.'s Annual Report on Form 10-K for the year ended January 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the fiscal years ended January 31, 2017, 2016 and 2015, (ii) the Consolidated Statements of Operations for the fiscal years ended January 31, 2017, 2016 and 2015, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended January 31, 2017, 2016 and 2015, (iv) the Consolidated Statements of Stockholders' Equity for the fiscal years ended January 31, 2017, 2016 and 2015, (v) the Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2017, 2016 and 2015, and (vi) the Notes to the Consolidated Financial Statements.

______________________________________________________

*	Filed herewith

**	Indicates management contract or compensatory plan or arrangement.