Form 10-Q
period 2017-04-30
Titan Machinery Inc.
filed 2017-06-02
CIK 1409171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

Commission File No. 001-33866

TITAN MACHINERY INC.
(Exact name of registrant as specified in its charter)

Delaware	No. 45-0357838
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

644 East Beaton Drive
West Fargo, ND 58078-2648
(Address of Principal Executive Offices)

Registrant’s telephone number (701) 356-0130

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an "emerging growth company".  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. YES ☐    NO  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐    NO  ☒

The number of shares outstanding of the registrant’s common stock as of May 26, 2017 was: Common Stock, $0.00001 par value, 21,845,592 shares.

TITAN MACHINERY INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. — FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

TITAN MACHINERY INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)

	April 30, 2017	January 31, 2017
Assets
Current Assets
Cash	$56,241	$53,151
Receivables (net of allowance of $3,587 and $3,630 as of April 30, 2017 and January 31, 2017, respectively)	62,946	60,082
Inventories	484,090	478,266
Prepaid expenses and other	7,868	10,989
Income taxes receivable	5,371	5,380
Total current assets	616,516	607,868
Noncurrent Assets
Intangible assets, net of accumulated amortization	4,980	5,001
Property and equipment, net of accumulated depreciation	159,753	156,647
Deferred income taxes	332	547
Other	1,347	1,359
Total noncurrent assets	166,412	163,554
Total Assets	$782,928	$771,422

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$20,123	$17,326
Floorplan payable	259,634	233,228
Current maturities of long-term debt	1,371	1,373
Customer deposits	23,620	26,366
Accrued expenses and other	23,636	30,533
Total current liabilities	328,384	308,826
Long-Term Liabilities
Senior convertible notes	70,361	88,501
Long-term debt, less current maturities	56,245	38,236
Deferred income taxes	4,948	9,500
Other long-term liabilities	5,694	5,180
Total long-term liabilities	137,248	141,417
Commitments and Contingencies
Stockholders' Equity
Common stock, par value $.00001 per share, 45,000 shares authorized; 21,834 shares issued and outstanding at April 30, 2017; 21,836 shares issued and outstanding at January 31, 2017	—	—
Additional paid-in-capital	242,938	240,615
Retained earnings	78,163	85,347
Accumulated other comprehensive loss	(3,805)	(4,783)
Total stockholders' equity	317,296	321,179
Total Liabilities and Stockholders' Equity	$782,928	$771,422
 See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended April 30,
	2017	2016
Revenue
Equipment	$167,915	$184,874
Parts	56,583	57,509
Service	28,766	30,992
Rental and other	10,854	11,485
Total Revenue	264,118	284,860
Cost of Revenue
Equipment	155,517	170,324
Parts	40,357	40,501
Service	10,794	11,600
Rental and other	8,531	8,887
Total Cost of Revenue	215,199	231,312
Gross Profit	48,919	53,548
Operating Expenses	51,987	54,502
Restructuring Costs	2,344	247
Loss from Operations	(5,412)	(1,201)
Other Income (Expense)
Interest income and other income (expense)	778	137
Floorplan interest expense	(2,656)	(3,743)
Other interest expense	(2,120)	(993)
Loss Before Income Taxes	(9,410)	(5,800)
Benefit from Income Taxes	(3,478)	(1,942)
Net Loss Including Noncontrolling Interest	$(5,932)	$(3,858)
Less: Loss Attributable to Noncontrolling Interest	—	(174)
Net Loss Attributable to Titan Machinery Inc.	$(5,932)	$(3,684)
Net Loss Allocated to Participating Securities - Note 1	114	68
Net Loss Attributable to Titan Machinery Inc. Common Stockholders	$(5,818)	$(3,616)
Earnings (Loss) per Share - Note 1
Earnings (Loss) per Share - Basic	$(0.27)	$(0.17)
Earnings (Loss) per Share - Diluted	$(0.27)	$(0.17)
Weighted Average Common Shares - Basic	21,373	21,203
Weighted Average Common Shares - Diluted	21,373	21,203

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended April 30,
	2017	2016
Net Loss Including Noncontrolling Interest	$(5,932)	$(3,858)
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	461	754
Unrealized gain (loss) on interest rate swap cash flow hedge derivative instrument, net of tax expense (benefit) of $19 and ($57) for the three months ended April 30, 2017 and 2016	29	(87)
Reclassification of loss on interest rate swap cash flow hedge derivative instrument included in net loss, net of tax benefit of $326 and $148 for the three months ended April 30, 2017 and 2016	488	223
Total Other Comprehensive Income (Loss)	978	890
Comprehensive Loss	(4,954)	(2,968)
Comprehensive Loss Attributable to Noncontrolling Interest	—	(186)
Comprehensive Loss Attributable To Titan Machinery Inc.	$(4,954)	$(2,782)

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended April 30,
	2017	2016
Operating Activities
Net loss including noncontrolling interest	$(5,932)	$(3,858)
Adjustments to reconcile net loss including noncontrolling interest to net cash provided by (used for) operating activities
Depreciation and amortization	6,095	6,208
Deferred income taxes	(3,603)	609
Stock-based compensation expense	789	627
Noncash interest expense	914	1,378
Unrealized foreign currency (gain) loss on loans to international subsidiaries	(84)	(842)
Gain on repurchase of senior convertible notes	(40)	(2,102)
Other, net	849	89
Changes in assets and liabilities
Receivables, prepaid expenses and other assets	283	4,702
Inventories	(3,814)	9,422
Manufacturer floorplan payable	51,139	(26,996)
Accounts payable, customer deposits, accrued expenses and other and other long-term liabilities	(5,744)	(14,892)
Income taxes	80	781
Net Cash Provided by (Used for) Operating Activities	40,932	(24,874)
Investing Activities
Rental fleet purchases	(5,612)	(561)
Property and equipment purchases (excluding rental fleet)	(4,575)	(1,051)
Proceeds from sale of property and equipment	417	892
Other, net	21	48
Net Cash Used for Investing Activities	(9,749)	(672)
Financing Activities
Net change in non-manufacturer floorplan payable	(25,484)	25,117
Repurchase of senior convertible notes	(19,340)	(24,983)
Proceeds from long-term debt borrowings	20,115	—
Principal payments on long-term debt	(2,335)	(526)
Other, net	(1,123)	(158)
Net Cash Used for Financing Activities	(28,167)	(550)
Effect of Exchange Rate Changes on Cash	74	413
Net Change in Cash	3,090	(25,683)
Cash at Beginning of Period	53,151	89,465
Cash at End of Period	$56,241	$63,782
Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period
Income taxes, net of refunds	$—	$(3,327)
Interest	$3,429	$4,667
Supplemental Disclosures of Noncash Investing and Financing Activities
Net property and equipment financed with long-term debt, accounts payable and accrued expenses and other	$354	$941
Net transfer of assets from property and equipment to inventories	$(1,200)	$(1,882)

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1—BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The quarterly operating results for Titan Machinery Inc. (the “Company”) are subject to fluctuation due to varying weather patterns, which may impact the timing and amount of equipment purchases, rentals, and after-sales parts and service purchases by the Company’s Agriculture, Construction and International customers. Therefore, operating results for the three-month period ended April 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2018. The information contained in the balance sheet as of January 31, 2017 was derived from the audited financial statements for the Company for the year then ended. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2017 as filed with the SEC.
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
Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, particularly related to realization of inventory, impairment of long-lived assets, collectability of receivables, and income taxes.
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

The following table sets forth the calculation of the denominator for basic and diluted EPS:

	Three Months Ended April 30,
	2017	2016
	(in thousands, except per share data)
Basic Weighted-Average Common Shares Outstanding	21,373	21,203
Plus: Incremental Shares From Assumed Exercise of Stock Options	—	—
Diluted Weighted-Average Common Shares Outstanding	21,373	21,203

Anti-Dilutive Shares Excluded From Diluted Weighted-Average Common Shares Outstanding:
Stock Options	153	146
Shares Underlying Senior Convertible Notes (conversion price of $43.17)	1,748	2,777

Earnings (Loss) per Share - Basic	$(0.27)	$(0.17)
Earnings (Loss) per Share - Diluted	$(0.27)	$(0.17)
Recent Accounting Guidance
Accounting guidance adopted
In July 2015, the Financial Accounting Standards Board (the "FASB") amended authoritative guidance on accounting for the measurement of inventory, codified in ASC 330, Inventory. The amended guidance requires inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company adopted this guidance on a prospective basis on February 1, 2017. Under the former guidance for measuring inventory, the Company recognized lower of-cost-or-market adjustments using a definition of market value as net realizable value reduced by an allowance for a normal profit margin. Upon implementation of the new authoritative guidance, market is defined solely as net realizable value. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.
In March 2016, the FASB amended authoritative guidance on stock-based compensation, codified in ASC 718, Compensation - Stock Compensation. The amended guidance changes the accounting for certain aspects of share-based payments, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statements of cash flows. The Company adopted this guidance on February 1, 2017. Under the new guidance, excess tax benefits or deficiencies related to share-based compensation that were previously recorded to equity are now recognized as a discrete tax benefit or expense in the statement of operations. The impact on income tax expense (benefit) was not material for the first quarter of fiscal 2018. Excess tax benefits are no longer reclassified out of cash flows from operating activities to financing activities in the statement of cash flows. We elected to apply this cash flow presentation requirement prospectively. The amount of excess tax benefits recognized for the three months ended April 30, 2017 and 2016 were not material. Cash paid by an employer when directly withholding shares for tax withholding purposes are required to be classified as a financing activity in the statement of cash flows. This method of presentation is consistent with the Company's historical presentation. Also under the new standard, the Company elected to account for forfeitures of share-based instruments as they occur, as compared to the previous guidance under which the Company estimated the number of forfeitures. The Company applied the accounting change on a modified retrospective basis as a cumulative-effect adjustment to retained earnings as of February 1, 2017. The following table summarizes the impact to the Company’s consolidated balance sheet:

	As of February 1, 2017
	Balance Sheet Classification
	Additional paid-in capital	Deferred income tax liability	Retained earnings
	(in thousands)
	Increase (Decrease)
Impact of cumulative-effect adjustment from adoption of ASU 2016-09	$2,087	$(835)	$(1,252)

Accounting guidance not yet adopted
In May 2014 and August 2015, the FASB issued authoritative guidance on accounting for revenue recognition, codified in ASC 606, Revenue from Contracts with Customers. This guidance has been amended on various occasions and supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This guidance is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The Company will adopt this guidance on February 1, 2018.
We are in the process of assessing the impact adoption of this standard will have on our consolidated financial statements and related disclosures. Our implementation efforts to date consist of an identification and assessment of our primary revenue streams and performing contract analyses over a sample of contracts within each of our revenue streams. Based on our assessment to date, we do not expect the adoption of this standard to have a material impact on our revenue recognition policies for our equipment and parts revenues. We are continuing to evaluate the potential impact adoption of this standard will have, if any, on our service revenue transactions. The guidance does not apply to the recognition of our rental revenues as the accounting for such revenues is governed by other authoritative guidance. We are still evaluating whether to use a full retrospective or a modified retrospective approach to adopt this standard. In addition, we are continuing to evaluate the changes necessary to our business processes, systems and controls to support recognition and disclosure under the new standard.
In February 2016, the FASB amended authoritative guidance on leases, codified in ASC 842, Leases. The amended guidance requires lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. The new standard also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The provisions of this guidance are to be applied using a modified retrospective approach, with elective reliefs, which requires application of the guidance for all periods presented. We anticipate adopting the new standard on February 1, 2019, and expect to elect the package of practical expedients afforded under the guidance, including the use of hindsight to determine the lease term. While we continue to evaluate this standard, we anticipate this standard will have a material impact on our consolidated balance sheets due to the capitalization of a right-of-use asset and lease liability associated with our current operating leases, but do not believe it will have a material impact on our consolidated statements of operations or cash flows.
In May 2017, the FASB amended authoritative guidance on modifications related to Stock Compensation, codified in ASC 718, Compensation - Stock Compensation. The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting. The guidance is effective for the Company as of the first quarter of its fiscal year ending January 31, 2019. The Company does not believe the update will have a material impact on its consolidated financial statements.
NOTE 2—INVENTORIES

	April 30, 2017	January 31, 2017
	(in thousands)
New equipment	$257,863	$235,161
Used equipment	144,893	160,503
Parts and attachments	79,706	81,734
Work in process	1,628	868
	$484,090	$478,266

NOTE 3—PROPERTY AND EQUIPMENT

	April 30, 2017	January 31, 2017
	(in thousands)
Rental fleet equipment	$126,298	$124,417
Machinery and equipment	22,523	22,255
Vehicles	36,281	36,384
Furniture and fixtures	41,070	39,875
Land, buildings, and leasehold improvements	62,188	59,481
	288,360	282,412
Less accumulated depreciation	(128,607)	(125,765)
	$159,753	$156,647
NOTE 4—LINES OF CREDIT / FLOORPLAN PAYABLE
Floorplan Lines of Credit
Floorplan payable balances reflect the amount owed for new equipment inventory purchased from a manufacturer and for used equipment inventory, which is primarily acquired through trade-in on equipment sales. Certain of the manufacturers from which the Company purchases new equipment inventory offer financing on these purchases, either offered directly from the manufacturer or through the manufacturers’ captive finance subsidiaries. CNH Industrial's captive finance subsidiary, CNH Industrial Capital, also provides financing of used equipment inventory. The Company also has floorplan payable balances with non-manufacturer lenders for new and used equipment inventory. Cash flows associated with manufacturer floorplan payable are reported as operating cash flows, while cash flows associated with non-manufacturer floorplan payable are reported as financing cash flows in the Company's consolidated statements of cash flows. The Company has three significant floorplan lines of credit for U.S. operations, floorplan credit facilities for its foreign subsidiaries, and other floorplan payable balances with non-manufacturer lenders and manufacturers.
As of April 30, 2017, the Company had discretionary floorplan lines of credit for equipment inventory purchases totaling approximately $808.0 million, which includes a $210.0 million Floorplan Payable Line under its second amended and restated credit agreement with Wells Fargo (the "Wells Fargo Credit Agreement"), a $450.0 million credit facility with CNH Industrial Capital, a $45.0 million credit facility with DLL Finance and the U.S. dollar equivalent of $103.0 million in credit facilities related to our foreign subsidiaries. Floorplan payables relating to these credit facilities totaled approximately $258.6 million of the total floorplan payable balance of $259.6 million outstanding as of April 30, 2017 and $228.3 million of the total floorplan payable balance of $233.2 million outstanding as of January 31, 2017. The remaining outstanding balances relate to equipment inventory financing from manufacturers and non-manufacturer lenders other than the lines of credit described above. As of April 30, 2017, the interest-bearing U.S. floorplan payables carried various interest rates primarily ranging from 3.23% to 6.39%, and the foreign floorplan payables carried various interest rates primarily ranging from 0.92% to 7.70%.
As of April 30, 2017, the Company had a compensating balance arrangement under one of its foreign floorplan credit facilities which requires a minimum cash deposit to be maintained with the lender in the amount of $5.0 million for the term of the credit facility.
Working Capital Line
As of April 30, 2017, the Company had a $65 million Working Capital Line under the Wells Fargo Credit Agreement. The Company had $33.0 million and $13.0 million outstanding on this Working Capital Line as of April 30, 2017 and January 31, 2017. As of April 30, 2017, the Working Capital Line carried an interest rate of 3.23%.

NOTE 5—SENIOR CONVERTIBLE NOTES
The Company’s 3.75% senior convertible notes issued on April 24, 2012 (“senior convertible notes”) consisted of the following:

	April 30, 2017	January 31, 2017
	(in thousands except conversion rate and conversion price)
Principal value	$75,470	$95,725
Unamortized debt discount	(4,507)	(6,368)
Unamortized debt issuance costs	(602)	(856)
Carrying value of senior convertible notes	$70,361	$88,501

Carrying value of equity component, net of deferred taxes	$15,192	$15,546

Conversion rate (shares of common stock per $1,000 principal amount of notes)	23.1626
Conversion price (per share of common stock)	$43.17
For the three months ended April 30, 2017, the Company repurchased an aggregate of $20.3 million face value of its senior convertible notes with $19.3 million in cash.
The Company recognized interest expense associated with its senior convertible notes as follows:

	Three Months Ended April 30,
	2017	2016
	(in thousands)
Cash Interest Expense
Coupon interest expense	$783	$1,337
Noncash Interest Expense
Amortization of debt discount	571	910
Amortization of transaction costs	80	133
	$1,434	$2,380
The senior convertible notes mature on May 1, 2019, unless purchased earlier by the Company, redeemed or converted. As of April 30, 2017, the unamortized debt discount will be amortized over a remaining period of approximately 2.0 years. As of April 30, 2017 and January 31, 2017, the if-converted value of the senior convertible notes did not exceed the principal balance. The effective interest rate of the liability component was equal to 7.3% for each of the consolidated statements of operations periods presented.
NOTE 6—DERIVATIVE INSTRUMENTS
The Company holds derivative instruments for the purpose of minimizing exposure to fluctuations in foreign currency exchange rates and benchmark interest rates to which the Company is exposed in the normal course of its operations.
Cash Flow Hedge
On October 9, 2013, the Company entered into a forward-starting interest rate swap instrument, which has a notional amount of $100.0 million, an effective date of September 30, 2014 and a maturity date of September 30, 2018. The objective of the instrument is to, beginning on September 30, 2014, protect the Company from changes in benchmark interest rates to which the Company is exposed through certain of its variable interest rate credit facilities. The instrument provides for a fixed interest rate of 1.901% up to the maturity date. The interest rate swap instrument was designated as a cash flow hedging instrument and accordingly changes in the effective portion of the fair value of the instrument have been recorded in other comprehensive income and only reclassified into earnings in the period(s) in which the related hedged item affects earnings or the anticipated underlying hedged transactions are no longer probable of occurring. Any hedge ineffectiveness is recognized in earnings immediately.

    In April 2017, the Company elected to terminate its outstanding interest rate swap instrument. The Company paid $0.9 million to terminate the instrument. This cash payment is presented as a financing cash outflow in the consolidated statements of cash flows.
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
The following table sets forth the notional value of the Company's outstanding derivative instruments.

	Notional Amount as of:
	April 30, 2017	January 31, 2017
	(in thousands)
Cash flow hedges:
Interest rate swap	$—	$100,000
Derivatives not designated as hedging instruments:
Foreign currency contracts	13,300	18,021

The following table sets forth the fair value of the Company’s outstanding derivative instruments. Liability derivatives are included in accrued expenses in the consolidated balance sheets.

	Fair Value as of:
	April 30, 2017	January 31, 2017
	(in thousands)
Liability Derivatives:
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate swap	$—	$1,155
Derivatives not designated as hedging instruments:
Foreign currency contracts	28	200
Total Liability Derivatives	$28	$1,355
The following table sets forth the gains and losses (before the related income tax effects) recognized in other comprehensive income (loss) ("OCI") and income (loss) related to the Company’s derivative instruments for the three months ended April 30, 2017 and 2016, respectively.

	Three Months Ended April 30,
	2017		2016
	OCI	Income (Loss)	OCI	Income (Loss)
	(in thousands)
Dervatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate swap (a)	48	(814)	(144)	(371)
Dervatives Not Designated as Hedging Instruments:
Foreign currency contracts (b)	—	(68)	—	(640)
Total Derivatives	$48	$(882)	$(144)	$(1,011)

(a) No material hedge ineffectiveness has been recognized. The amounts shown in Income (Loss) above are reclassification amounts from accumulated other comprehensive income (loss) and are recorded in floorplan interest expense in the consolidated statements of operations.
(b) Amounts are included in Interest income and other income (expense) in the consolidated statements of operations.
For the three months ended April 30, 2017, the Company reclassified $0.6 million of pre-tax accumulated losses on its interest rate swap instrument from accumulated other comprehensive income (loss) to income as the original forecasted interest payments, which served as the hedged item underlying the interest rate swap instrument, were no longer probable of occurring during the time period over which such transactions were previously anticipated to occur. As of April 30, 2017, the Company had $0.3 million in remaining pre-tax net unrealized losses associated with its interest rate swap cash flow hedging instrument recorded in accumulated other comprehensive income (loss), all of which the Company expects will be reclassified into income over the next 12 months.

NOTE 7—FAIR VALUE OF FINANCIAL INSTRUMENTS
The liabilities which are measured at fair value on a recurring basis as of April 30, 2017 and January 31, 2017 are as follows:

	April 30, 2017				January 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)				(in thousands)
Financial Liabilities
Interest rate swap	$—	$—	$—	$—	$—	$1,155	$—	$1,155
Foreign currency contracts	—	28	—	28	—	200	—	200
Total Financial Liabilities	$—	$28	$—	$28	$—	$1,355	$—	$1,355
The valuation for the Company's foreign currency contracts and interest rate swap derivative instruments were valued using discounted cash flow analyses, an income approach, utilizing readily observable market data as inputs.
The Company also valued certain long-lived assets at fair value on a non-recurring basis as of January 31, 2017 as part of its long-lived asset impairment testing. The estimated fair value of such assets as of January 31, 2017 was $3.6 million and consisted of real estate assets and fair value was determined by utilizing market and income approaches incorporating both observable and unobservable inputs, and are deemed to be Level 3 fair value inputs. The most significant unobservable inputs used in the fair value measurements under the market approach include adjustments to observable market sales information to incorporate differences in geographical locations and age and condition of subject assets, and the most significant unobservable inputs under the income approach include forecasted net cash generated from the use of the subject assets and the discount rate applied to such cash flows to arrive at a fair value estimate. In addition, in certain instances as of January 31, 2017, the Company estimated the fair value of long-lived assets to approximate zero as no future cash flows were assumed to be generated from the use of such assets and the expected sales values were deemed to be nominal. All such fair value measurements were based on unobservable inputs and thus are Level 3 fair value inputs. No long-lived assets were valued at fair value on a non-recurring basis as of April 30, 2017.
The Company also has financial instruments that are not recorded at fair value in its consolidated financial statements. The carrying amount of cash, receivables, payables, short-term debt and other current liabilities approximates fair value because of the short maturity and/or frequent repricing of those instruments, which are Level 2 fair value inputs. Based upon current borrowing rates with similar maturities, which are Level 2 fair value inputs, the carrying value of long-term debt approximates the fair value as of April 30, 2017 and January 31, 2017, respectively. The following table provides details on the senior convertible notes as of April 30, 2017 and January 31, 2017. The difference between the face value and the carrying value of these notes is the result of the allocation between the debt and equity components, and unamortized debt issuance costs. Fair value of the senior convertible notes was estimated based on Level 2 fair value inputs.

	April 30, 2017			January 31, 2017
	Estimated Fair Value	Carrying Value	Face Value	Estimated Fair Value	Carrying Value	Face Value
	(in thousands)			(in thousands)
Senior convertible notes	$73,000	$70,361	$75,470	$87,000	$88,501	$95,725

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
Certain financial information for each of the Company’s business segments is set forth below.

	Three Months Ended April 30,
	2017	2016
	(in thousands)
Revenue
Agriculture	$163,625	$178,807
Construction	63,420	78,001
International	37,073	28,052
Total	$264,118	$284,860

Income (Loss) Before Income Taxes
Agriculture	$(3,897)	$(3,758)
Construction	(2,633)	(2,044)
International	595	(517)
Segment income (loss) before income taxes	(5,935)	(6,319)
Shared Resources	(3,475)	519
Total	$(9,410)	$(5,800)

	April 30, 2017	January 31, 2017
	(in thousands)
Total Assets
Agriculture	$395,274	$411,726
Construction	226,379	221,092
International	115,338	106,899
Segment assets	736,991	739,717
Shared Resources	45,937	31,705
Total	$782,928	$771,422
NOTE 9—RESTRUCTURING COSTS
In February 2017, to better align the Company's cost structure and business in certain markets, the Company announced a restructuring plan (the "Fiscal 2018 Restructuring Plan"), which included the anticipated closure of one Construction location and 14 Agriculture locations. To date, the Company has closed the one Construction location and has closed and fully exited one Agriculture location. The remaining Agriculture locations are expected to be fully exited by the end of July 2017, the end of the Company's second fiscal quarter. The Fiscal 2018 Restructuring Plan is expected to result in a significant reduction of expenses while allowing the Company to continue to provide a leading level of service to its customers. In total, over the term of the Fiscal 2018 Restructuring Plan, the Company anticipates recognizing $13.0 million of restructuring charges consisting primarily of fixed asset impairment charges, lease termination costs and termination benefits. The Company anticipates the restructuring charges to be approximately $10.0 million, $2.0 million and $1.0 million within its Agriculture, Construction and Shared Resources segments.

Restructuring costs associated with the Company's Fiscal 2018 Restructuring Plan are summarized in the following table. Such costs are included in the restructuring costs line in the consolidated statements of operations.

	Three Months Ended April 30, 2017	Cumulative Amount
	(in thousands)
Lease accrual and termination costs	$253	$253
Termination benefits	1,818	1,818
Impairment of fixed assets, net of gains on asset disposition	—	2,957
Asset relocation and other costs	273	321
	$2,344	$5,349
Restructuring charges associated with the Company's Fiscal 2018 Restructuring Plan are summarized by segment in the following table:

	Three Months Ended April 30, 2017	Cumulative Amount
	(in thousands)
Segment
Agriculture	$1,478	$2,581
Construction	86	1,988
Shared Resources	780	780
Total	$2,344	$5,349
A reconciliation of the beginning and ending exit cost liability balance, of which $0.2 million is included in other long-term liabilities and $0.2 million is included in accrued expenses in the consolidated balance sheets, follows:

	Lease Accrual & Termination Costs	Termination Benefits	Asset Relocation & Other Costs	Total
	(in thousands)
Balance, January 31, 2017	$—	$—	$—	$—
Exit costs incurred and charged to expense	253	1,688	273	2,214
Exit costs paid	—	(1,551)	(273)	(1,824)
Balance, April 30, 2017	$253	$137	$—	$390
Restructuring charges recognized in the three months ended April 30, 2016 totaled $0.2 million and were the result of prior cost reduction plans. As of January 31, 2017, these plans were substantially complete.
NOTE 10—RELATED PARTY TRANSACTIONS
Effective February 1, 2017, the Company and Peter Christianson (our former President and former member of our Board of Directors), who is a brother of Tony Christianson (a member of our Board of Directors), agreed to terminate a consulting arrangement between the parties. In connection with the termination, the Company agreed to pay Mr. Peter Christianson the sum of $0.7 million, payable in two equal installments in fiscal 2018 and 2019. All unvested stock options and shares of restricted stock held by Mr. Peter Christianson will continue to vest as scheduled. As a result of the termination agreement, the Company recognized for the three months ended April 30, 2017, a total of $0.8 million in termination costs, consisting of $0.7 million for future cash payments owed to Mr. Peter Christianson and $0.1 million for unvested shares of restricted stock. These termination costs are included in restructuring costs in the consolidated statements of operations.

NOTE 11—INCOME TAXES
The components of loss before income taxes are as follows:

	Three Months Ended April 30,
	2017	2016
	(in thousands)
U.S.	$(10,005)	$(5,283)
Foreign	595	(517)
Total	$(9,410)	$(5,800)
A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

	Three Months Ended April 30,
	2017	2016
U.S. statutory rate	(35.0)%	(35.0)%
Foreign statutory rates	0.6%	2.1%
State taxes on income net of federal tax benefit	(5.0)%	(4.1)%
Change in valuation allowance	3.9%	6.6%
Tax effect of Ukrainian hryvnia devaluation(a)	1.7%	(6.0)%
All other, net	(3.2)%	2.9%
	(37.0)%	(33.5)%

(a) Represents the tax impact of differences in foreign currency losses recognized as the result of Ukrainian hryvnia devaluation between Ukrainian taxable income (loss) and financial reporting income (loss).

NOTE 12— SUBSEQUENT EVENTS
As a result of our equipment inventory reduction and related reduction in floorplan financing needs, in May 2017, the Company provided notice to Wells Fargo of its election to reduce the maximum credit amount available under the Wells Fargo Credit Agreement from an aggregate $275.0 million to an aggregate $200.0 million, comprised of a $70.0 million reduction in the Floorplan Payable Line, from $210.0 million to $140.0 million, and a $5.0 million reduction in the Working Capital Line, from $65.0 million to $60.0 million. As a result of these reductions, the Company’s total discretionary floorplan lines of credit for equipment purchases was reduced from approximately $808.0 million to approximately $738.0 million.

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim unaudited consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report, and the audited consolidated financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended January 31, 2017.

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
The agriculture industry has been experiencing challenging conditions such as decreases in agricultural commodity prices and net farm income, which, among other things, have a negative effect on customer sentiment and our customers' ability to secure financing for their equipment purchases. Changes in actual or anticipated net farm income generally have a direct correlation with agricultural equipment purchases by farmers. In February 2017, the U.S. Department of Agriculture ("USDA") published its U.S. farm sector financial indicators. The USDA projected net farm income for calendar year 2017 to decrease 8.7% as compared to calendar year 2016 and decrease 32.5% as compared to the most recent five-year average. These industry conditions have negatively impacted our customer demand, resulting in decreased same-store sales and equipment revenue and an oversupply of equipment inventory in our geographic footprint.
Certain of our Construction stores, particularly those in the northern and western parts of our footprint, are impacted by the strength of the oil industry. The significant decrease in oil prices, which began in the third quarter of fiscal 2015, continued through 2016, and remained at lower prices in fiscal 2017 and 2018, caused a decrease in oil production and infrastructure activity in these areas. In addition, the aforementioned agriculture industry conditions have also led to a reduction of purchases of construction equipment by customers in the agriculture industry, negatively affecting certain of our Construction stores. These factors have reduced demand for equipment purchases, equipment rentals, and service work and parts, and have caused an oversupply of equipment inventory and rental fleet equipment in these areas.
Our net loss including noncontrolling interest was $5.9 million, or $0.27 per diluted share, for the three months ended April 30, 2017, compared to a net loss including noncontrolling interest of $3.9 million, or $0.17 per diluted share, for the three months ended April 30, 2016. On a non-GAAP basis, adjusted diluted loss per share was $0.19 for the three months ended April 30, 2017, compared to non-GAAP adjusted diluted loss per share of $0.21 for the three months ended April 30, 2016. See the Non-GAAP Financial Measures section below for a reconciliation of these non-GAAP measures to the most comparable GAAP measures. Significant factors impacting the quarterly comparisons were:

•
Revenue decreased 7.3% for the first quarter of fiscal 2018, as compared to the first quarter last year, driven by a decrease in same-store sales in both our Agriculture and Construction segments and as a result of our store closings associated with our Fiscal 2018 Restructuring Plan.

•
Total gross profit margin decreased to 18.5% for the first quarter of fiscal 2018, as compared to 18.8% for the first quarter of fiscal 2017. The decrease in gross profit margin was primarily the result of lower gross profit margins on equipment revenues.

•
Floorplan interest expense decreased 29% in the first quarter of fiscal 2018, as compared to the first quarter last year, primarily due to a decrease in our average interest-bearing inventory in the first quarter of fiscal 2018; other interest expense was $2.1 million in the first quarter of fiscal 2018, as compared to $1.0 million in the first quarter last year. Other interest expense in the first quarter of fiscal 2017 included a $2.1 million gain recognized as the result of repurchasing $30.1 million of face value of our senior convertible notes. Interest expense associated with our senior convertible notes decreased $0.9 million in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017.

•
Restructuring costs amounted to $2.3 million in the first quarter of fiscal 2018, as compared to $0.2 million in the first quarter last year. See the Fiscal 2018 Restructuring Plan section below for further details.

Fiscal 2018 Restructuring Plan
In February 2017, to better align the Company's cost structure and business in certain markets, the Company announced a dealership restructuring plan, which included the anticipated closure of one Construction location and 14 Agriculture locations. To date, the Company has closed the one Construction location and has closed and fully exited one Agriculture location. The remaining Agriculture locations are expected to be fully exited by the end of July 2017, the end of the Company's second fiscal quarter. The restructuring plan is expected to result in a significant reduction of expenses while allowing the Company to continue to provide a leading level of service to its customers. In total, the Company anticipates recognizing approximately $13.0 million of restructuring charges consisting primarily of fixed asset impairment charges, lease termination costs and termination benefits. The Company recognized $3.0 million of restructuring charges in the fourth quarter of fiscal 2017 and $2.3 million in restructuring charges during the first quarter of fiscal 2018.
See also the Non-GAAP Financial Measures section below for the impact of these costs on adjusted Diluted EPS.
Critical Accounting Policies and Estimates
There have been no material changes in our Critical Accounting Policies and Estimates, as disclosed in our Annual Report on Form 10-K for the year ended January 31, 2017.
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

Form 10-Q. Comparative financial data for each of our four sources of revenue are expressed below.

	Three Months Ended April 30,
	2017	2016
	(dollars in thousands)
Equipment
Revenue	$167,915	$184,874
Cost of revenue	155,517	170,324
Gross profit	$12,398	$14,550
Gross profit margin	7.4%	7.9%
Parts
Revenue	$56,583	$57,509
Cost of revenue	40,357	40,501
Gross profit	$16,226	$17,008
Gross profit margin	28.7%	29.6%
Service
Revenue	$28,766	$30,992
Cost of revenue	10,794	11,600
Gross profit	$17,972	$19,392
Gross profit margin	62.5%	62.6%
Rental and other
Revenue	$10,854	$11,485
Cost of revenue	8,531	8,887
Gross profit	$2,323	$2,598
Gross profit margin	21.4%	22.6%
The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended April 30,
	2017	2016
Revenue
Equipment	63.6%	64.9%
Parts	21.4%	20.2%
Service	10.9%	10.9%
Rental and other	4.1%	4.0%
Total Revenue	100.0%	100.0%
Total Cost of Revenue	81.5%	81.2%
Gross Profit Margin	18.5%	18.8%
Operating Expenses	19.6%	19.1%
Impairment and Realignment Costs	0.9%	0.1%
Income from Operations	(2.0)%	(0.4)%
Other Income (Expense)	(1.6)%	(1.6)%
Income (Loss) Before Income Taxes	(3.6)%	(2.0)%
Provision for (Benefit from) Income Taxes	(1.4)%	(0.6)%
Net Income (Loss) Including Noncontrolling Interest	(2.2)%	(1.4)%
Less: Net Income (Loss) Attributable to Noncontrolling Interest	—%	(0.1)%
Net Income (Loss) Attributable to Titan Machinery Inc.	(2.2)%	(1.3)%

Three Months Ended April 30, 2017 Compared to Three Months Ended April 30, 2016
Consolidated Results
Revenue

	Three Months Ended April 30,			Percent
	2017	2016	(Decrease)	Change
	(dollars in thousands)
Equipment	$167,915	$184,874	$(16,959)	(9.2)%
Parts	56,583	57,509	(926)	(1.6)%
Service	28,766	30,992	(2,226)	(7.2)%
Rental and other	10,854	11,485	(631)	(5.5)%
Total Revenue	$264,118	$284,860	$(20,742)	(7.3)%

The decrease in revenue for the first quarter of fiscal 2018 was driven by a decrease in same-store sales of 4.4% over the comparable prior year period and the impact of our store closings associated with our fiscal 2018 restructuring plan. A decrease in same-stores sales occurred in the Agriculture and Construction segments and was the result of the continued challenging industry conditions discussed in the Overview section above and the impact of incremental revenue associated with our expanded marketing of aged equipment inventory occurring in the first quarter of fiscal 2017. The decrease in Agriculture and Construction segment revenue in the first quarter of fiscal 2018 was partially offset by an increase in revenue in our International segment.
Gross Profit

	Three Months Ended April 30,		Increase/	Percent
	2017	2016	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$12,398	$14,550	$(2,152)	(14.8)%
Parts	16,226	17,008	(782)	(4.6)%
Service	17,972	19,392	(1,420)	(7.3)%
Rental and other	2,323	2,598	(275)	(10.6)%
Total Gross Profit	$48,919	$53,548	$(4,629)	(8.6)%
Gross Profit Margin
Equipment	7.4%	7.9%	(0.5)%	(6.3)%
Parts	28.7%	29.6%	(0.9)%	(3.0)%
Service	62.5%	62.6%	(0.1)%	(0.2)%
Rental and other	21.4%	22.6%	(1.2)%	(5.3)%
Total Gross Profit Margin	18.5%	18.8%	(0.3)%	(1.6)%
Gross Profit Mix
Equipment	25.3%	27.2%	(1.9)%	(7.0)%
Parts	33.3%	31.7%	1.6%	5.0%
Service	36.7%	36.2%	0.5%	1.4%
Rental and other	4.7%	4.9%	(0.2)%	(4.1)%
Total Gross Profit Mix	100.0%	100.0%

The $4.6 million decrease in gross profit for the first quarter of fiscal 2018, as compared to the same period last year, was primarily due to a decrease in revenue. The decrease in total gross profit margin from 18.8% for the first quarter of fiscal 2017 to 18.5% for the first quarter of fiscal 2018 was mainly due to lower gross profit margins on equipment revenue.

Our company-wide absorption increased to 73.1% for the first quarter of fiscal 2018 compared to 72.1% during the same period last year as our decrease in gross profit from parts, service and rental and other in fiscal 2018 was more than offset by a reduction in our fixed operating costs and floorplan interest expense.
Operating Expenses

	Three Months Ended April 30,		Increase/	Percent
	2017	2016	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$51,987	$54,502	$(2,515)	(4.6)%
Operating Expenses as a Percentage of Revenue	19.6%	19.1%	0.5%	2.6%
Our operating expenses in the first quarter of fiscal 2018 decreased $2.5 million as compared with the same period last year. The $2.5 million decrease in operating expenses, as compared to the same period last year, was primarily the result of our fiscal 2018 restructuring plan. The slight increase in operating expenses as a percentage of total revenue was primarily due to the decrease in total revenue in the first quarter of fiscal 2018, as compared to the first quarter of fiscal 2017, which negatively affected our ability to leverage our fixed operating costs.
Restructuring Costs

	Three Months Ended April 30,			Percent
	2017	2016	Increase	Change
	(dollars in thousands)
Restructuring Costs	$2,344	$247	$2,097	849.0%
The restructuring costs recognized in the first quarters of fiscal 2018 and 2017 are charges associated with the result of our restructuring plans and associated exit costs, including accruals for lease terminations and remaining lease obligations, termination benefits, and the costs associated with relocating certain assets of our closed stores. The Company anticipates recognizing approximately $7.0 million of additional restructuring costs during the remainder of fiscal 2018.
Other Income (Expense)

	Three Months Ended April 30,		Increase/	Percent
	2017	2016	(Decrease)	Change
	(dollars in thousands)
Interest income and other income (expense)	$778	$137	$641	467.9%
Floorplan interest expense	(2,656)	(3,743)	(1,087)	(29.0)%
Other interest expense	(2,120)	(993)	1,127	113.5%
The decrease in floorplan interest expense for the first quarter of fiscal 2018, as compared to the first quarter of fiscal 2017, was primarily due to a decrease in our average interest-bearing inventory in the first quarter of fiscal 2018. Flooplan interest expense for the first quarter of fiscal 2018 includes $0.6 million of expense resulting from the termination and reclassification of accumulated losses on interest rate swap instrument. We elected to terminate our interest rate swap as the result of current and anticipated future lower levels of outstanding floorplan payables, which served as the underlying hedged item to our interest rate swap. For the first quarter of fiscal 2017, other interest expense includes a $2.1 million gain recognized as a result of our repurchase of $30.1 million face value of senior convertible notes. Interest expense associated with our senior convertible notes decreased $0.9 million in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 due to interest savings resulting from our repurchases.
Benefit from Income Taxes

	Three Months Ended April 30,			Percent
	2017	2016	Increase	Change
	(dollars in thousands)
Benefit from Income Taxes	$(3,478)	$(1,942)	$1,536	79.1%

Our effective tax rate was 37.0% for the first quarter of fiscal 2018 and 33.5% for the same period last year. The difference in our effective tax rate is primarily due to the change in mix of our domestic and foreign losses before income taxes in relation to our total loss before income taxes. In addition, as the majority of our foreign operations have full valuation allowances on deferred tax assets including net operating losses, they do not recognize any income tax expense or benefit. See Note 11 to our consolidated financial statements for further details on our effective tax rate and the components of income (loss) before income taxes.
Segment Results
Certain financial information for our Agriculture, Construction and International business segments is set forth below. “Shared Resources” in the table below refers to the various unallocated income/(expense) items that we have retained at the general corporate level. Revenue between segments is immaterial.

	Three Months Ended April 30,		Increase/	Percent
	2017	2016	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$163,625	$178,807	$(15,182)	(8.5)%
Construction	63,420	78,001	(14,581)	(18.7)%
International	37,073	28,052	9,021	32.2%
Total	$264,118	$284,860	$(20,742)	(7.3)%

Income (Loss) Before Income Taxes
Agriculture	$(3,897)	$(3,758)	$(139)	(3.7)%
Construction	(2,633)	(2,044)	(589)	(28.8)%
International	595	(517)	1,112	215.1%
Segment income (loss) before income taxes	(5,935)	(6,319)	384	6.1%
Shared Resources	(3,475)	519	(3,994)	(769.6)%
Total	$(9,410)	$(5,800)	$(3,610)	(62.2)%
Agriculture
Agriculture segment revenue for the first quarter of fiscal 2018 decreased 8.5% compared to the same period last year. The revenue decrease was due to a same-store sales decrease of 4.2% over the first quarter of fiscal 2017 and the impact of our store closings associated with our restructuring plan. The decrease in same-store sales was the result of reduced equipment revenue resulting from the challenging industry conditions discussed in the Overview section above and the impact of the incremental revenue associated with our expanded marketing of aged equipment inventory occurring in the first quarter of fiscal 2017. Approximately $8.0 million of equipment revenue was recognized in the first quarter of fiscal 2017 as the result of our expanded marketing plan.
Agriculture segment loss before income taxes was $3.9 million for the first quarter of fiscal 2018 compared to a $3.8 million loss before income taxes for the first quarter of fiscal 2017. The decrease in equipment, parts and service gross profit was offset by decreases in operating expenses and floorplan interest expense. The decrease in operating expenses is the result of cost savings associated with our restructuring plan, while the decrease in floorplan interest expense is the result of a decrease in our average interest-bearing inventory in the first quarter of fiscal 2018.
Construction
Construction segment revenue for the first quarter of fiscal 2018 decreased 18.7% compared to the same period last year. The revenue decrease was due to a same-store sales decrease of 18.2% over the first quarter of fiscal 2017, and was primarily the result of decreased equipment revenue, largely resulting from the challenging industry conditions discussed in the Overview section above and the impact of the incremental revenue associated with our expanded marketing of aged equipment inventory occurring in the first quarter of fiscal 2017. Construction segment revenue for the first quarter of fiscal 2017 included approximately $8.6 million of revenue resulting from our expanded marketing plan.
Our Construction segment loss before income taxes was $2.6 million for the first quarter of fiscal 2018 compared to a loss before income taxes of $2.0 million for the first quarter of fiscal 2017. The decline in segment results was primarily due to the decrease in revenue noted above, but partially offset by decreases in operating expenses and floorplan interest expense. The decrease in operating expenses reflects cost savings associated with our restructuring plan, and the decrease in floorplan interest expense is the result of a decrease in our average interest-bearing inventory in the first quarter of fiscal 2018. The dollar utilization of our rental fleet decreased slightly from 19.7% in the first quarter of fiscal 2017 to 19.3% in the first quarter of fiscal 2018.
International
International segment revenue for the first quarter of fiscal 2018 increased 32.2% compared to the same period last year primarily due to increased equipment revenue. Equipment revenue increased in the first quarter of fiscal 2018 primarily due to the build-out of our footprint, availability of subvention funds and positive crop conditions in certain of our markets.
Our International segment income before income taxes was $0.6 million for the first quarter of fiscal 2018 compared to loss before income taxes of $0.5 million for the same period last year. The increase in segment income before income taxes was primarily due to the increase in segment revenue as noted above, but partially offset by an increase in operating expenses resulting from the continued build-out of our footprint and presence in our European markets.
Shared Resources/Eliminations
We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate these net expenses to our segments. Since these allocations are set early in the year, unallocated balances may occur. Shared Resource segment loss before income taxes was $3.5 million for the first quarter of fiscal 2018 compared to income before income taxes of $0.5 million for the same period last year. For the first quarter of fiscal 2018, loss before income taxes was impacted by $0.8 million in restructuring costs related to the Fiscal 2018 Restructuring Plan and $0.6 million in floorplan interest expense related to the interest rates swap termination and reclassification. For the first quarter of fiscal 2017, income before taxes included a $2.1 million gain recognized as a result of our repurchase of $30.1 million face value of senior convertible notes.
Non-GAAP Financial Measures
To supplement net income (loss) including noncontrolling interest and our earnings (loss) per share - diluted ("Diluted EPS"), both GAAP measures, we use adjusted net income (loss) including noncontrolling interest and adjusted Diluted EPS, both non-GAAP measures, which exclude the impact of the gain on repurchase of senior convertible notes, the write-off of debt issuance costs, long-lived asset impairment charges, restructuring costs associated with our realignment/store closings, the gain recognized on insurance recoveries, reclassification of accumulated losses on our interest rate swap and foreign currency remeasurement losses in Ukraine resulting from a devaluation of the UAH. We believe that the presentation of adjusted net income (loss) including noncontrolling interest and adjusted Diluted EPS is relevant and useful to our management and investors because it provides a measurement of earnings on activities that we consider to occur in the ordinary course of our business. Adjusted net income (loss) including noncontrolling interest and adjusted Diluted EPS should be evaluated in addition to, and not considered a substitute for, or superior to, the most comparable GAAP measure. In addition, other companies may calculate these non-GAAP measures in a different manner, which may hinder comparability of our results with those of other companies.

The following tables reconcile (i) net income (loss) including noncontrolling interest, a GAAP measure, to adjusted net income (loss) including noncontrolling interest and (ii) Diluted EPS, a GAAP measure, to adjusted Diluted EPS:

	Three Months Ended April 30,
	2017	2016
	(dollars in thousands, except per share data)
Net Loss Including Noncontrolling Interest
Net Loss Including Noncontrolling Interest	$(5,932)	$(3,858)
Adjustments
Gain on Repurchase of Senior Convertible Notes	(40)	(2,102)
Restructuring	2,344	247
Ukraine Remeasurement (1)	—	195
Interest Rate Swap Termination & Reclassification	631	—
Total Pre-Tax Adjustments	2,935	(1,660)
Less: Tax Effect of Adjustments (2)	1,174	(742)
Total Adjustments	1,761	(918)
Adjusted Net Loss Including Noncontrolling Interest	$(4,171)	$(4,776)

Earnings (Loss) per Share - Diluted
Loss per Share - Diluted	$(0.27)	$(0.17)
Adjustments (3)
Gain on Repurchase of Senior Convertible Notes	—	(0.10)
Restructuring Costs	0.11	0.01
Ukraine Remeasurement (1)	—	0.01
Interest Rate Swap Termination & Reclassification	0.03
Total Pre-Tax Adjustments	0.14	(0.08)
Less: Tax Effect of Adjustments (2)	0.06	(0.04)
Total Adjustments	0.08	(0.04)
Adjusted Loss per Share - Diluted	$(0.19)	$(0.21)
(1) Beginning in the second quarter of fiscal 2017 we discontinued incorporating Ukraine remeasurement losses into our adjusted income (loss) and earnings (loss) per share calculations.  The UAH remained relatively stable subsequent to April 30, 2016 and therefore did not significantly impact our consolidated statement of operations during this period. Absent any future significant hryvnia volatility and resulting financial statement impact, we will not include Ukraine remeasurement losses in our adjusted amounts in future periods.
(2) The tax effect of Adjustments was calculated using a 40% tax rate for all U.S. related items that was determined based on a 35% federal statutory rate and a blended state statutory rate of 5% and no tax effect for foreign related items as all Adjustments occurred in foreign jurisdictions that have full valuation allowances on deferred tax assets, therefore we are not recognizing any income tax expense or benefit in these jurisdictions.
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
Equipment Inventory and Floorplan Payable Credit Facilities
As of April 30, 2017, the Company had discretionary floorplan payable lines of credit for equipment purchases totaling approximately $808.0 million, which included a $210.0 million Floorplan Payable Line with Wells Fargo, a $450.0 million credit facility with CNH Industrial Capital, a $45.0 million credit facility with DLL Finance and the U.S. dollar equivalent of $103.0 million in credit facilities related to our foreign subsidiaries. Floorplan payables relating to these credit facilities totaled approximately $258.6 million of the total floorplan payable balance of $259.6 million outstanding as of April 30, 2017.
In May 2017, as a result of the Company's equipment inventory reduction and related reduction in floorplan financing needs, the Company provided notice to Wells Fargo of its election to reduce the maximum credit amount available under the Wells Fargo Credit Agreement from an aggregate $275.0 million to an aggregate $200.0 million, comprised of a $70.0 million reduction in the Floorplan Payable Line, from $210.0 million to $140.0 million, and a $5.0 million reduction in the Working Capital Line, from $65.0 million to $60.0 million. As a result of these reductions, the Company’s total discretionary floorplan lines of credit for equipment purchases was reduced from approximately $808.0 million to approximately $738.0 million.
Our equipment inventory turnover was 1.5 for the four quarters ended April 30, 2017 compared to 1.2 for the four quarters ended April 30, 2016. Our equipment inventories decreased 31.2% from April 30, 2016 to April 30, 2017; however, this decrease was partially offset by lower equipment sales in the four-quarter period ended April 30, 2017. Our equity in equipment inventory, which reflects the portion of our equipment inventory balance that is not financed by floorplan payables, decreased to 35.5% as of April 30, 2017 from 41.1% as of January 31, 2017.
Adequacy of Capital Resources
Our primary uses of cash have been to fund our operating activities, including the purchase of inventories and providing for other working capital needs, meeting our debt service requirements, making payments due under our various leasing arrangements, funding capital expenditures, including rental fleet assets, and, from time to time, opportunistically repurchasing our outstanding senior convertible notes. Based on our current operational performance, we believe our cash flow from operations, available cash and available borrowings under our existing credit facilities will adequately provide our liquidity needs for, at a minimum, the next 12 months. Our main financing arrangements, in which we had discretionary floorplan lines of credit totaling approximately $808.0 million as of April 30, 2017, are described in Note 4 of the notes to our consolidated financial statements. As of April 30, 2017, the Company was in compliance with the financial covenants under these agreements, and was not subject to the fixed charge coverage ratio covenant under the Wells Fargo Credit Agreement as our adjusted excess availability plus eligible cash collateral (as defined therein) was not less than 15% of the total amount of the credit facility as of April 30, 2017. If anticipated operating results create the likelihood of a future covenant violation, we would expect to work with our lenders on an appropriate modification or amendment to our financing arrangements.
Cash Flow
Cash Flow Provided By (Used For) Operating Activities
Net cash provided by operating activities was $40.9 million for the three months ended April 30, 2017, compared to net cash used for operating activities of $24.9 million for the three months ended April 30, 2016. Net cash provided by operating activities for the three month period ending April 30, 2017 was primarily attributable to a changing mix of manufacturer versus non-manufacturer floorplan financing. Net cash used by operating activities for the three month period ending April 30, 2016 was primarily attributable to a changing mix of manufacturer versus non-manufacturer floorplan financing, and reduction in our inventories.
We evaluate our cash flow from operating activities net of all floorplan activity and maintaining a constant level of equity in our equipment inventory. Taking these adjustments into account, our adjusted cash flow used by operating activities was $6.8 million and $5.8 million for the three months ended April 30, 2017 and 2016, respectively. See the Adjusted Cash

Flow Reconciliation below for a reconciliation of this non-GAAP financial measure to the GAAP measure of cash flow provided by operating activities.
Cash Flow Used For Investing Activities
Net cash used for investing activities was $9.7 million for the three months ended April 30, 2017, compared to net cash used for investing activities of $0.7 million for the three months ended April 30, 2016. Cash used for investing activities was primarily for the purchase of rental fleet and property and equipment, net of any proceeds from the sale of property and equipment.
Cash Flow Used For Financing Activities
Net cash used for financing activities was $28.2 million for the three months ended April 30, 2017 compared to net cash used for financing activities of $0.6 million for the three months ended April 30, 2016. For the three months ended April 30, 2017, net cash used for financing activities was the result of paying down our non-manufacturer floorplan payables, increased borrowings under our working capital line under our Wells Fargo Credit Agreement and the $19.3 million of cash used to repurchase senior convertible notes. We may, from time to time, continue to repurchase our senior convertible notes depending on prevailing market conditions, our available liquidity and other factors. These repurchases may be material to our consolidated financial statements. For the three months ended April 30, 2016, net cash used for financing activities primarily resulted from the use of $25.0 million to repurchase senior convertible notes, offset by an increase in non-manufacturer floorplan payables.
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

Adjusted Cash Flow is also impacted by the change in our equity in equipment inventory, which reflects the portion of our equipment inventory balance that is not financed by floorplan payables. Equity in equipment inventory decreased to 35.5% as of April 30, 2017 from 41.1% as of January 31, 2017, and decreased to 23.8% as of April 30, 2016 from 24.8% as of January 31, 2016. We analyze our cash flow provided by operating activities by assuming a constant level of equipment inventory financing throughout each respective fiscal year. The adjustment eliminates the impact of this fluctuation of equity in our equipment inventory, and is equal to the difference between our actual level of equity in equipment inventory at each period end presented on the consolidated statements of cash flows, compared to the actual level of equity in equipment inventory at the beginning of the fiscal year.

Adjusted Cash Flow is a non-GAAP financial measure. We believe that the presentation of Adjusted Cash Flow is relevant and useful to our investors because it provides information on activities we consider to be the normal operation of our business, regardless of financing source and level of financing for our equipment inventory. The following table reconciles net cash provided by (used for) operating activities, a GAAP measure, to adjusted net cash provided by (used for) operating activities and net cash provided by (used for) financing activities, a GAAP measure, to adjusted cash flow provided by (used for) financing activities.

	Net Cash Provided by (Used for) Operating Activities		Net Cash Used for Financing Activities
	Three Months Ended April 30, 2017	Three Months Ended April 30, 2016	Three Months Ended April 30, 2017	Three Months Ended April 30, 2016
	(in thousands)		(in thousands)
Cash Flow, As Reported	$40,932	$(24,874)	$(28,167)	$(550)
Adjustment for Non-Manufacturer Floorplan Net Payments	(25,484)	25,117	25,484	(25,117)
Adjustment for Constant Equity in Equipment Inventory	(22,226)	(6,004)	—	—
Adjusted Cash Flow	$(6,778)	$(5,761)	$(2,683)	$(25,667)
Adjusted net cash flow used for operating activities and adjusted net cash used for financing activities should be evaluated in addition to, and not considered a substitute for, or superior to, the GAAP measures of net cash provided by (used for) operating and financing activities.
Certain Information Concerning Off-Balance Sheet Arrangements
As of April 30, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. In the normal course of our business activities, we lease real estate, vehicles and equipment under operating leases.
FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such “forward-looking” information is included in this Quarterly Report on Form 10-Q, including in “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations,” as well as in our Annual Report on Form 10-K for the year ended January 31, 2017, and in other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company).
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
Interest Rate Risk
Exposure to changes in interest rates results from borrowing activities used to fund operations. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. We have both fixed and floating rate financing. Some of our floating rate credit facilities contain minimum rates of interest to be charged. Based upon our interest-bearing balances and interest rates as of April 30, 2017, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $1.9 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $1.9 million. At April 30, 2017, we had floorplan payables of $259.6 million, of which approximately $159.5 million was variable-rate floorplan payable and $100.1 million was non-interest bearing. In addition, at April 30, 2017, we had total long-term debt, including our senior convertible notes, of $126.6 million, of which $33.0 million was variable-rate debt and $93.6 million was fixed rate debt.
Foreign Currency Exchange Rate Risk
Our foreign currency exposures arise as the result of our foreign operations. We are exposed to transactional foreign currency exchange rate risk through our foreign entities’ holding assets and liabilities denominated in currencies other than their functional currency. In addition, the Company is exposed to foreign currency transaction risk as a result of certain intercompany financing transactions. The Company attempts to manage its transactional foreign currency exchange rate risk through the use of derivative financial instruments, primarily foreign exchange forward contracts, or through natural hedging instruments. Based upon balances and exchange rates as of April 30, 2017, holding other variables constant, we believe that a hypothetical 10% increase or decrease in all applicable foreign exchange rates would not have a material impact on our results of operations or cash flows. As of April 30, 2017, our Ukrainian subsidiary had $1.6 million of net monetary assets denominated in Ukrainian hryvnia (UAH). We have attempted to minimize our net monetary asset position in Ukraine through reducing overall asset levels in Ukraine and through borrowing in UAH which serves as a natural hedging instrument offsetting our net UAH denominated assets. At certain times, currency and payment controls imposed by the National Bank of Ukraine have limited our ability to manage our net monetary asset position. The UAH devalued significantly during the six month period ended July 31, 2015, but has remained relatively stable since that time. Continued and significant devaluation of the UAH could have a material impact on our results of operations and cash flows.
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
ITEM 1A.             RISK FACTORS
In addition to the other information set forth in this Quarterly Report, including the important information in “Forward-Looking Statements,” you should carefully consider the “Risk Factors” discussed in our Form 10-K for the year ended January 31, 2017 as filed with the Securities and Exchange Commission. Those factors, if they were to occur, could cause our actual results to differ materially from those expressed in our forward-looking statements in this report, and may materially adversely affect our financial condition or future results. Although we are not aware of any other factors, aside from those discussed in our Form 10-K, that we currently anticipate will cause our forward-looking statements to differ materially from our future actual results, or materially affect the Company’s financial condition or future results, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition and/or operating results.
In connection with entry into the new CNH Industrial Dealer Agreements (as defined below), we are hereby amending and updating the following similarly titled risk factors set forth in our Annual Report on Form 10-K.
CNH Industrial may change or terminate our CNH Industrial Dealer Agreements.
We have entered into the CNH Industrial Dealer Agreements under which we sell CNH Industrial’s branded agricultural and construction equipment, along with after-market parts and repair services. Subject to applicable state statutes that may govern the dealer-manufacturer legal relationship, CNH Industrial America, LLC ("CNH Industrial") may terminate the CNH Industrial Dealer Agreements with us immediately in certain circumstances or following written notice and cure periods upon the occurrence of certain breaches under such agreements. If CNH Industrial were to terminate all or any of the CNH Industrial Dealer Agreements with us, our business could be harmed.
Furthermore, CNH Industrial may unilaterally change its operating practices under the terms of its CNH Industrial Dealer Agreements with us to, among other things, change our sales and service areas, limit our product offerings, and change pricing or delivery terms. If CNH Industrial were to change the terms of our CNH Industrial Dealer Agreements or its operating practices in a manner that adversely affects us, our business would be harmed.
Our CNH Industrial Dealer Agreements impose obligations and restrictions on us.
Under the CNH Industrial Dealer Agreements, we are obligated to actively promote the sale of CNH Industrial equipment within our designated geographic areas of responsibility, fulfill the product warranty obligations of CNH Industrial, maintain adequate facilities and workforce to service the needs of our customers, maintain sufficient parts inventory to service the needs of our customers, maintain equipment and parts inventories at the level deemed necessary by CNH Industrial to meet sales goals as stated in the annual business plan mutually agreed upon by us and CNH Industrial, maintain adequate working capital, and maintain stores only in authorized locations. The CNH Industrial Dealer Agreements do not provide us with exclusive dealerships in any territory, and CNH Industrial could elect to create additional dealers in our market areas in the future, subject to restrictions imposed by state laws.
Consent of CNH Industrial is required for certain material changes in our ownership, governance or business structure, including the acquisition by another party of 30% or more of our outstanding stock (or 20% or more of our outstanding stock in the case of a competitor of CNH Industrial). This requirement may have the effect of discouraging a sale or other change in control of the Company, including transactions that our stockholders might otherwise deem to be in their best interests.
The acquisition of additional CNH Industrial geographic areas of responsibility and store locations in our Agriculture, Construction and International segments requires the consent of CNH Industrial under the terms of the CNH Industrial Dealer Agreements. We cannot assume that CNH Industrial will consent to any acquisition of any stores or dealerships that we may desire to make in the future.

Our CNH Industrial Dealer Agreement for Case construction equipment prohibits us from marketing or selling products (new equipment and parts) of other suppliersat our Case construction stores that are competitive with CNH Industrial’s products. Our CNH Industrial Dealer Agreements require that any business activity of a considerable nature not involving the representation of the CNH Industrial products be conducted in separate facilities and operated using separate personnel and resources apart from the CNH Industrial distributorship operations. These restrictions set forth in the CNH Industrial Dealer Agreements may prevent us from pursuing business activities that we believe are in the best interests of our stockholders.
ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not have any unregistered sales of equity securities during the fiscal quarter ended April 30, 2017.
ITEM 3.                DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.                MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.                OTHER INFORMATION
On May 30, 2017, the Company entered into new dealership agreements and associated amendment agreements to the dealership agreements, replacing the Company’s existing dealership agreements with CNH Industrial America, LLC (the “Prior Dealer Agreements”), with CNH Industrial America, LLC ("CNH Industrial") for each of the Case IH Agriculture, New Holland Agriculture, Case Construction and New Holland Construction brands (collectively the “CNH Industrial Dealer Agreements”). Separate CNH Industrial Dealer Agreements were entered into by the Company for each of the Company’s North American stores or store complexes.
The terms of the new CNH Industrial Dealer Agreements remain substantially similar to the terms of the existing dealership agreements with CNH Industrial. The CNH Industrial Dealer Agreements assign to us a geographically defined area of principal responsibility, providing us with distribution and product support rights within the identified territory for specific equipment products of the manufacturer. Although the dealer appointment is non-exclusive, in each territory there is typically only one dealership responsible for retail sales to end-users, as well as after-sales product support of the equipment. Under the CNH Industrial Dealer Agreements, we have both the right and obligation to sell the manufacturer’s equipment and related parts and products and provide customers with services. The CNH Industrial Dealer Agreements impose various requirements on us regarding the location and appearance of facilities, maintaining the level of new equipment and parts inventories deemed necessary by CNH Industrial to meet the annual business plan mutually agreed upon by the Company and CNH Industrial, the training of personnel, adequate business enterprise and information technology system, adequate working capital, maximum adjusted debt to tangible net worth ratio, development of annual sales and marketing goals, and furnishing of monthly and annual financial information.
The Case IH dealer agreement and the Case Construction dealer agreement have fixed terms expiring on December 31, 2027, and renew automatically for successive 5-year terms unless either party notifies the other party of its intention not to renew or otherwise exercises its termination rights under the agreement. The New Holland dealer agreement has a fixed term expiring December 31, 2018, with automatic 1-year renewals unless either party notifies the other party of its intention not to renew or otherwise exercises its termination rights under the agreement. CNH Industrial has the right to terminate the CNH Industrial Dealer Agreements immediately upon the occurrence of certain circumstances, including in the event of (i) insolvency or bankruptcy of the Company, (ii) a material breach by the Company of provisions of the agreement or (iii) the failure to secure the consent of CNH Industrial prior to the occurrence of “change in control” events. The CNH Industrial Dealer Agreements governing Case construction equipment grants CNH Industrial the right to terminate these dealer agreements for any reason upon 120 days written notice. In addition, the Company has the right to terminate any of the CNH Industrial Dealer Agreements at any time, with or without cause, upon 60 days prior written notice. Subject to protections provided under state dealer protection laws, in the event that CNH Industrial offers new a dealer agreement or an amendment to the CNH Industrial Dealer Agreements to all authorized CNH Industrial dealers located in the state, CNH Industrial is permitted to terminate our existing CNH Industrial Dealer Agreements for stores located in that state upon at least 180 days’ prior written notice if we refuse or otherwise fail to enter into such new agreements or amendments. In addition, to the extent CNH Industrial determines that the Company is not meeting its obligations under the CNH Industrial Dealer Agreement with respect to a particular product, CNH Industrial may, upon 60 days prior written notice to the Company, remove such product from the authorized product list allowed to be sold or serviced by the Company. The Company must obtain the approval or consent of CNH Industrial in the event of proposed fundamental changes to our ownership, governance or business structure (defined as “change in control” events), including, among other things, (i) a merger, consolidation or reorganization, unless securities representing more than 50% of the total combined voting power of the successor corporation are immediately owned, directly or indirectly, by persons that owned our securities prior to the transaction; (ii) a sale of all or substantially all of our assets; (iii) any transaction or series of transactions resulting in a person or affiliated group acquiring 30% or more of the combined voting power of our securities or, in the case of a competitor of CNH Industrial, 20% or more of the combined voting power of our securities; (iv) a substantial disposition of shares of our common stock by our executive management team; (v) certain significant changes in the composition of our Board of Directors; and (vi) replacement of our Chief Executive Officer.
The CNH Industrial Dealer Agreements generally do not include non-compete provisions that apply after the term of such agreements or limit our operations apart from our designated CNH Industrial dealership store locations. Our CNH Industrial Dealer Agreements for Case construction equipment, absent consent of CNH Industrial, contains an exclusivity requirement, which restricts our ability to market or sell competing products (new equipment and parts) of other manufacturers at our Case dealership store locations during the term of such agreements. Our CNH Industrial Dealer Agreements require that any business activity of a considerable nature not involving the representation of the CNH Industrial products be conducted in separate facilities and operated using separate personnel and resources apart from the CNH Industrial distributorship operations.
The foregoing description of the CNH Industrial Dealer Agreements is qualified in its entirety by reference to the full text of the form of each of the CNH Industrial Dealer Agreement, copies of which are filed as [Exhibits 10.1 to 10.6] to this Quarterly Report on Form 10-Q and incorporated herein by reference.
ITEM 6.                EXHIBITS
Exhibits - See “Exhibit Index” on page following signatures.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	June 2, 2017
TITAN MACHINERY INC.

		By	/s/ Mark Kalvoda
Mark Kalvoda
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX
TITAN MACHINERY INC.
FORM 10-Q

No.	Description

10.1	Case Construction Equipment Sales and Service Agreement, dated May 30, 2017, between CNH Industrial America LLC and Titan Machinery Inc.
10.2	Amendment dated May 30, 2017 to Case Construction Equipment Sales and Service Agreement between CNH Industrial America LLC and Titan Machinery Inc.
10.3	Case IH Agricultural Equipment Sales and Service Agreement, dated May 30, 2017, between CNH Industrial America LLC and Titan Machinery Inc.
10.4	Amendment dated May 30, 2017 to Case IH Agricultural Equipment Sales and Service Agreement between CNH Industrial America LLC and Titan Machinery Inc.
10.5	New Holland Equipment Sales and Service Agreement, dated May 30, 2017, between CNH Industrial America LLC and Titan Machinery Inc.
10.6	Amendment dated May 30, 2017 to New Holland Equipment Sales and Service Agreement between CNH Industrial America LLC and Titan Machinery Inc.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended April 30, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.