Form 10-Q
period 2017-07-31
Titan Machinery Inc.
filed 2017-09-07
CIK 1409171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

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

The number of shares outstanding of the registrant’s common stock as of August 31, 2017 was: Common Stock, $0.00001 par value, 22,030,870 shares.

TITAN MACHINERY INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. — FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

TITAN MACHINERY INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)

	July 31, 2017	January 31, 2017
Assets
Current Assets
Cash	$57,526	$53,151
Receivables (net of allowance of $3,158 and $3,630 as of July 31, 2017 and January 31, 2017, respectively)	63,698	60,082
Inventories	517,464	478,266
Prepaid expenses and other	10,465	10,989
Income taxes receivable	6,049	5,380
Total current assets	655,202	607,868
Noncurrent Assets
Intangible assets, net of accumulated amortization	4,960	5,001
Property and equipment, net of accumulated depreciation	160,613	156,647
Deferred income taxes	334	547
Other	1,312	1,359
Total noncurrent assets	167,219	163,554
Total Assets	$822,421	$771,422

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$16,331	$17,326
Floorplan payable	308,025	233,228
Current maturities of long-term debt	1,477	1,373
Customer deposits	20,769	26,366
Accrued expenses and other	28,918	30,533
Total current liabilities	375,520	308,826
Long-Term Liabilities
Senior convertible notes	70,975	88,501
Long-term debt, less current maturities	49,169	38,236
Deferred income taxes	3,263	9,500
Other long-term liabilities	8,769	5,180
Total long-term liabilities	132,176	141,417
Commitments and Contingencies
Stockholders' Equity
Common stock, par value $.00001 per share, 45,000 shares authorized; 22,031 shares issued and outstanding at July 31, 2017; 21,836 shares issued and outstanding at January 31, 2017	—	—
Additional paid-in-capital	244,522	240,615
Retained earnings	72,977	85,347
Accumulated other comprehensive loss	(2,774)	(4,783)
Total stockholders' equity	314,725	321,179
Total Liabilities and Stockholders' Equity	$822,421	$771,422
 See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Revenue
Equipment	$167,881	$173,301	$335,796	$358,175
Parts	55,580	58,336	112,163	115,845
Service	30,509	31,296	59,275	62,288
Rental and other	14,901	15,400	25,755	26,885
Total Revenue	268,871	278,333	532,989	563,193
Cost of Revenue
Equipment	154,729	160,906	310,246	331,230
Parts	39,103	41,118	79,460	81,619
Service	11,444	12,045	22,238	23,645
Rental and other	10,788	11,331	19,319	20,218
Total Cost of Revenue	216,064	225,400	431,263	456,712
Gross Profit	52,807	52,933	101,726	106,481
Operating Expenses	50,523	51,487	102,510	105,989
Restructuring Costs	5,549	24	7,893	271
Income (Loss) from Operations	(3,265)	1,422	(8,677)	221
Other Income (Expense)
Interest income and other income	682	612	1,460	749
Floorplan interest expense	(2,163)	(3,806)	(4,819)	(7,549)
Other interest expense	(2,464)	(2,777)	(4,584)	(3,770)
Loss Before Income Taxes	(7,210)	(4,549)	(16,620)	(10,349)
Benefit from Income Taxes	(2,024)	(1,847)	(5,502)	(3,789)
Net Loss Including Noncontrolling Interest	$(5,186)	$(2,702)	$(11,118)	$(6,560)
Less: Loss Attributable to Noncontrolling Interest	—	(182)	—	(356)
Net Loss Attributable to Titan Machinery Inc.	$(5,186)	$(2,520)	$(11,118)	$(6,204)
Net Loss Allocated to Participating Securities - Note 1	99	51	222	117
Net Loss Attributable to Titan Machinery Inc. Common Stockholders	$(5,087)	$(2,469)	$(10,896)	$(6,087)
Earnings (Loss) per Share - Note 1
Earnings (Loss) per Share - Basic	$(0.24)	$(0.12)	$(0.51)	$(0.29)
Earnings (Loss) per Share - Diluted	$(0.24)	$(0.12)	$(0.51)	$(0.29)
Weighted Average Common Shares - Basic	21,546	21,205	21,461	21,204
Weighted Average Common Shares - Diluted	21,546	21,205	21,461	21,204

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Net Loss Including Noncontrolling Interest	$(5,186)	$(2,702)	$(11,118)	$(6,560)
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	930	(435)	1,391	319
Unrealized gain (loss) on interest rate swap cash flow hedge derivative instrument, net of tax expense (benefit) of ($142) for the three months ended July 31, 2016, and $19 and ($200) for the six months ended July 31, 2017 and 2016	—	(213)	29	(300)
Reclassification of loss on interest rate swap cash flow hedge derivative instrument included in net loss, net of tax benefit of $68 and $144 for the three months ended July 31, 2017 and 2016, and $394 and $292 for the six months ended July 31, 2017 and 2016	104	216	592	439
Total Other Comprehensive Income (Loss)	1,034	(432)	2,012	458
Comprehensive Loss	(4,152)	(3,134)	(9,106)	(6,102)
Comprehensive Loss Attributable to Noncontrolling Interest	—	(147)	—	(333)
Comprehensive Loss Attributable To Titan Machinery Inc.	$(4,152)	$(2,987)	$(9,106)	$(5,769)

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended July 31,
	2017	2016
Operating Activities
Net loss including noncontrolling interest	$(11,118)	$(6,560)
Adjustments to reconcile net loss including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	12,268	12,828
Deferred income taxes	(4,927)	792
Stock-based compensation expense	1,732	1,205
Noncash interest expense	2,139	2,616
Unrealized foreign currency gain on loans to international subsidiaries	(1,329)	(413)
Gain on repurchase of senior convertible notes	(40)	(2,102)
Other, net	(536)	187
Changes in assets and liabilities
Receivables, prepaid expenses and other assets	(2,340)	(3,731)
Inventories	(31,981)	13,644
Manufacturer floorplan payable	107,833	52,048
Accounts payable, customer deposits, accrued expenses and other and other long-term liabilities	(4,562)	(18,273)
Income taxes	(262)	8,194
Net Cash Provided by Operating Activities	66,877	60,435
Investing Activities
Rental fleet purchases	(10,222)	(2,156)
Property and equipment purchases (excluding rental fleet)	(7,472)	(2,750)
Proceeds from sale of property and equipment	2,253	1,383
Other, net	78	(66)
Net Cash Used for Investing Activities	(15,363)	(3,589)
Financing Activities
Net change in non-manufacturer floorplan payable	(38,030)	(66,856)
Repurchase of senior convertible notes	(19,340)	(24,983)
Proceeds from long-term debt borrowings	33,000	—
Principal payments on long-term debt	(22,722)	(1,349)
Loan provided to non-controlling interest holder	—	(2,148)
Other, net	(482)	(56)
Net Cash Used for Financing Activities	(47,574)	(95,392)
Effect of Exchange Rate Changes on Cash	435	171
Net Change in Cash	4,375	(38,375)
Cash at Beginning of Period	53,151	89,465
Cash at End of Period	$57,526	$51,090
Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period
Income taxes, net of refunds	$3	$(12,915)
Interest	$7,240	$11,084
Supplemental Disclosures of Noncash Investing and Financing Activities
Net property and equipment financed with long-term debt, accounts payable and accrued expenses and other	$1,262	$2,381
Net transfer of assets from property and equipment to inventories	$(1,905)	$2,065
Acquisition of non-controlling interest through satisfaction of outstanding receivables	$—	$4,324

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1—BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The quarterly operating results for Titan Machinery Inc. (the “Company”) are subject to fluctuation due to varying weather patterns, which may impact the timing and amount of equipment purchases, rentals, and after-sales parts and service purchases by the Company’s Agriculture, Construction and International customers. Therefore, operating results for the six-month period ended July 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2018. The information contained in the balance sheet as of January 31, 2017 was derived from the audited financial statements for the Company for the year then ended. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2017 as filed with the SEC.
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

The following table sets forth the calculation of the denominator for basic and diluted EPS:

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
	(in thousands, except per share data)		(in thousands, except per share data)
Basic Weighted-Average Common Shares Outstanding	21,546	21,205	21,461	21,204
Plus: Incremental Shares From Assumed Exercise of Stock Options	—	—	—	—
Diluted Weighted-Average Common Shares Outstanding	21,546	21,205	21,461	21,204

Anti-Dilutive Shares Excluded From Diluted Weighted-Average Common Shares Outstanding:
Stock Options	133	138	143	148
Shares Underlying Senior Convertible Notes (conversion price of $43.17)	1,748	2,777	1,748	2,777

Earnings (Loss) per Share - Basic	$(0.24)	$(0.12)	$(0.51)	$(0.29)
Earnings (Loss) per Share - Diluted	$(0.24)	$(0.12)	$(0.51)	$(0.29)
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
In March 2016, the FASB amended authoritative guidance on stock-based compensation, codified in ASC 718, Compensation - Stock Compensation. The amended guidance changes the accounting for certain aspects of share-based payments, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statements of cash flows. The Company adopted this guidance on February 1, 2017. Under the new guidance, excess tax benefits or deficiencies related to share-based compensation that were previously recorded to equity are now recognized as a discrete tax benefit or expense in the statement of operations. The impact on income tax expense (benefit) was not material for the first quarter of fiscal 2018. Excess tax benefits are no longer reclassified out of cash flows from operating activities to financing activities in the statement of cash flows. We elected to apply this cash flow presentation requirement prospectively. The amount of excess tax benefits recognized for the three and six months ended July 31, 2017 and 2016 were not material. Cash paid by an employer when directly withholding shares for tax withholding purposes are required to be classified as a financing activity in the statement of cash flows. This method of presentation is consistent with the Company's historical presentation. Also under the new standard, the Company elected to account for forfeitures of share-based instruments as they occur, as compared to the previous guidance under which the Company estimated the number of forfeitures. The Company applied the accounting change on a modified retrospective basis as a cumulative-effect adjustment to retained earnings as of February 1, 2017. The following table summarizes the impact to the Company’s consolidated balance sheet:

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
We are in the process of assessing the impact adoption of this standard will have on our consolidated financial statements and related disclosures. Our implementation efforts to date consist of an identification and assessment of our primary revenue streams and performing contract analyses over a sample of contracts within each of our revenue streams. Based on our assessment to date, we do not expect the adoption of this standard to have a material impact on our revenue recognition policies for our equipment, parts or service revenues. ASC 606 does not apply to the recognition of our rental revenues as the accounting for such revenues is governed by other authoritative guidance. We anticipate adopting the standard by use of the modified retrospective approach. In addition, we are continuing to evaluate the changes necessary to our business processes, systems and controls to support recognition and disclosure under the new standard.
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
NOTE 2—INVENTORIES

	July 31, 2017	January 31, 2017
	(in thousands)
New equipment	$305,510	$235,161
Used equipment	135,418	160,503
Parts and attachments	74,977	81,734
Work in process	1,559	868
	$517,464	$478,266

NOTE 3—PROPERTY AND EQUIPMENT

	July 31, 2017	January 31, 2017
	(in thousands)
Rental fleet equipment	$127,884	$124,417
Machinery and equipment	21,618	22,255
Vehicles	35,282	36,384
Furniture and fixtures	43,388	39,875
Land, buildings, and leasehold improvements	61,715	59,481
	289,887	282,412
Less accumulated depreciation	(129,274)	(125,765)
	$160,613	$156,647
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
As of July 31, 2017, the Company had discretionary floorplan lines of credit for equipment inventory purchases totaling approximately $741.0 million, which includes a $140.0 million Floorplan Payable Line under its second amended and restated credit agreement with Wells Fargo (the "Wells Fargo Credit Agreement"), a $450.0 million credit facility with CNH Industrial Capital, a $45.0 million credit facility with DLL Finance and the U.S. dollar equivalent of $106.0 million in credit facilities related to our foreign subsidiaries. Floorplan payables relating to these credit facilities totaled approximately $296.2 million of the total floorplan payable balance of $308.0 million outstanding as of July 31, 2017 and $228.3 million of the total floorplan payable balance of $233.2 million outstanding as of January 31, 2017. The remaining outstanding balances relate to equipment inventory financing from manufacturers and non-manufacturer lenders other than the lines of credit described above. As of July 31, 2017, the interest-bearing U.S. floorplan payables carried various interest rates primarily ranging from 3.49% to 6.53%, and the foreign floorplan payables carried various interest rates primarily ranging from 0.92% to 7.23%.
As of July 31, 2017, the Company had a compensating balance arrangement under one of its foreign floorplan credit facilities which requires a minimum cash deposit to be maintained with the lender in the amount of $5.0 million for the term of the credit facility.
Working Capital Line
As of July 31, 2017, the Company had a $60.0 million Working Capital Line under the Wells Fargo Credit Agreement. The Company had $26.0 million and $13.0 million outstanding on this Working Capital Line as of July 31, 2017 and January 31, 2017. As of July 31, 2017, the Working Capital Line carried an interest rate of 3.73%.
Wells Fargo Credit Agreement
As a result of our ongoing equipment inventory reduction and related reduction in floorplan financing needs, in May 2017, the Company provided notice to Wells Fargo of its election to reduce the maximum credit amount available under the Wells Fargo Credit Agreement from an aggregate $275.0 million to an aggregate $200.0 million, comprised of a $70.0 million reduction in the Floorplan Payable Line, from $210.0 million to $140.0 million, and a $5.0 million reduction in the Working Capital Line, from $65.0 million to $60.0 million.
As a result of the reduction of the maximum credit amount available under the Wells Fargo Credit Agreement, in the second quarter of fiscal 2018, the Company wrote off $0.4 million of capitalized debt issuance costs. This charge is recorded in other interest expense in the Consolidated Statements of Operations.

NOTE 5—SENIOR CONVERTIBLE NOTES
The Company’s 3.75% senior convertible notes issued on April 24, 2012 (“senior convertible notes”) consisted of the following:

	July 31, 2017	January 31, 2017
	(in thousands except conversion rate and conversion price)
Principal value	$75,470	$95,725
Unamortized debt discount	(3,968)	(6,368)
Unamortized debt issuance costs	(527)	(856)
Carrying value of senior convertible notes	$70,975	$88,501

Carrying value of equity component, net of deferred taxes	$15,192	$15,546

Conversion rate (shares of common stock per $1,000 principal amount of notes)	23.1626
Conversion price (per share of common stock)	$43.17
For the six months ended July 31, 2017, the Company repurchased an aggregate of $20.3 million face value of its senior convertible notes with $19.3 million in cash.
The Company recognized interest expense associated with its senior convertible notes as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Cash Interest Expense
Coupon interest expense	$708	$1,124	$1,491	$2,461
Noncash Interest Expense
Amortization of debt discount	540	793	1,111	1,703
Amortization of transaction costs	74	114	154	247
	$1,322	$2,031	$2,756	$4,411
The senior convertible notes mature on May 1, 2019, unless purchased earlier by the Company, redeemed or converted. As of July 31, 2017, the unamortized debt discount will be amortized over a remaining period of approximately 1.8 years. As of July 31, 2017 and January 31, 2017, the if-converted value of the senior convertible notes did not exceed the principal balance. The effective interest rate of the liability component was equal to 7.3% for each of the consolidated statements of operations periods presented.

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
The following table sets forth the notional value of the Company's outstanding derivative instruments.

	Notional Amount as of:
	July 31, 2017	January 31, 2017
	(in thousands)
Cash flow hedges:
Interest rate swap	$—	$100,000
Derivatives not designated as hedging instruments:
Foreign currency contracts	13,300	18,021
The following table sets forth the fair value of the Company’s outstanding derivative instruments. Liability derivatives are included in accrued expenses in the consolidated balance sheets.

	Fair Value as of:
	July 31, 2017	January 31, 2017
	(in thousands)
Liability Derivatives:
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate swap	$—	$1,155
Derivatives not designated as hedging instruments:
Foreign currency contracts	238	200
Total Liability Derivatives	$238	$1,355

The following table sets forth the gains and losses (before the related income tax effects) recognized in other comprehensive income (loss) ("OCI") and income (loss) related to the Company’s derivative instruments for the three and six months ended July 31, 2017 and 2016, respectively.

	Three Months Ended July 31,				Six Months Ended July 31,
	2017		2016		2017		2016
	OCI	Income (Loss)	OCI	Income (Loss)	OCI	Income (Loss)	OCI	Income (Loss)
	(in thousands)				(in thousands)
Dervatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate swap (a)	—	(172)	(356)	(360)	48	(986)	(500)	(731)
Dervatives Not Designated as Hedging Instruments:
Foreign currency contracts (b)	—	(988)	—	626	—	(1,056)	—	(14)
Total Derivatives	$—	$(1,160)	$(356)	$266	$48	$(2,042)	$(500)	$(745)

(a) No material hedge ineffectiveness has been recognized. The amounts shown in Income (Loss) above are reclassification amounts from accumulated other comprehensive income (loss) and are recorded in floorplan interest expense in the consolidated statements of operations.
(b) Amounts are included in Interest income and other income (expense) in the consolidated statements of operations.
For the three months ended April 30, 2017, the Company reclassified $0.6 million of pre-tax accumulated losses on its interest rate swap instrument from accumulated other comprehensive income (loss) to income as the original forecasted interest payments, which served as the hedged item underlying the interest rate swap instrument, were no longer probable of occurring during the time period over which such transactions were previously anticipated to occur. As of July 31, 2017, the Company had $0.1 million in remaining pre-tax net unrealized losses associated with its interest rate swap cash flow hedging instrument recorded in accumulated other comprehensive income (loss), all of which the Company expects will be reclassified into income over the next 12 months.

NOTE 7—FAIR VALUE OF FINANCIAL INSTRUMENTS
The liabilities which are measured at fair value on a recurring basis as of July 31, 2017 and January 31, 2017 are as follows:

	July 31, 2017				January 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)				(in thousands)
Financial Liabilities
Interest rate swap	$—	$—	$—	$—	$—	$1,155	$—	$1,155
Foreign currency contracts	—	238	—	238	—	200	—	200
Total Financial Liabilities	$—	$238	$—	$238	$—	$1,355	$—	$1,355
The valuation for the Company's foreign currency contracts and interest rate swap derivative instruments were valued using discounted cash flow analyses, an income approach, utilizing readily observable market data as inputs.
The Company also valued certain long-lived assets at fair value on a non-recurring basis as of January 31, 2017 as part of its long-lived asset impairment testing. The estimated fair value of such assets as of January 31, 2017 was $3.6 million and consisted of real estate assets and fair value was determined by utilizing market and income approaches incorporating both observable and unobservable inputs, and are deemed to be Level 3 fair value inputs. The most significant unobservable inputs used in the fair value measurements under the market approach include adjustments to observable market sales information to incorporate differences in geographical locations and age and condition of subject assets, and the most significant unobservable inputs under the income approach include forecasted net cash generated from the use of the subject assets and the discount rate applied to such cash flows to arrive at a fair value estimate. In addition, in certain instances as of January 31, 2017, the Company estimated the fair value of long-lived assets to approximate zero as no future cash flows were assumed to be generated from the use of such assets and the expected sales values were deemed to be nominal. All such fair value measurements were based on unobservable inputs and thus are Level 3 fair value inputs. No long-lived assets were valued at fair value on a non-recurring basis as of July 31, 2017.
The Company also has financial instruments that are not recorded at fair value in its consolidated financial statements. The carrying amount of cash, receivables, payables, short-term debt and other current liabilities approximates fair value because of the short maturity and/or frequent repricing of those instruments, which are Level 2 fair value inputs. Based upon current borrowing rates with similar maturities, which are Level 2 fair value inputs, the carrying value of long-term debt approximates the fair value as of July 31, 2017 and January 31, 2017, respectively. The following table provides details on the senior convertible notes as of July 31, 2017 and January 31, 2017. The difference between the face value and the carrying value of these notes is the result of the allocation between the debt and equity components, and unamortized debt issuance costs. Fair value of the senior convertible notes was estimated based on Level 2 fair value inputs.

	July 31, 2017			January 31, 2017
	Estimated Fair Value	Carrying Value	Face Value	Estimated Fair Value	Carrying Value	Face Value
	(in thousands)			(in thousands)
Senior convertible notes	$73,000	$70,975	$75,470	$87,000	$88,501	$95,725

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
Certain financial information for each of the Company’s business segments is set forth below.

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Revenue
Agriculture	$138,545	$153,713	$302,170	$332,520
Construction	77,890	83,132	141,310	161,133
International	52,436	41,488	89,509	69,540
Total	$268,871	$278,333	$532,989	$563,193

Income (Loss) Before Income Taxes
Agriculture	$(6,882)	$(4,325)	$(10,779)	$(8,083)
Construction	930	626	(1,703)	(1,418)
International	283	(175)	878	(692)
Segment income (loss) before income taxes	(5,669)	(3,874)	(11,604)	(10,193)
Shared Resources	(1,541)	(675)	(5,016)	(156)
Total	$(7,210)	$(4,549)	$(16,620)	$(10,349)

	July 31, 2017	January 31, 2017
	(in thousands)
Total Assets
Agriculture	$393,330	$411,726
Construction	238,337	221,092
International	137,853	106,899
Segment assets	769,520	739,717
Shared Resources	52,901	31,705
Total	$822,421	$771,422
NOTE 9—RESTRUCTURING COSTS
In February 2017, to better align the Company's cost structure and business in certain markets, the Company announced a restructuring plan (the "Fiscal 2018 Restructuring Plan"), to close one Construction location and 14 Agriculture locations. As of July 31, 2017, the Company has closed and fully exited all of these locations. The Fiscal 2018 Restructuring Plan is expected to result in a significant reduction of expenses while allowing the Company to continue to provide a leading level of service to its customers. In total, over the term of the Fiscal 2018 Restructuring Plan, the Company anticipates recognizing approximately $15.0 million of restructuring charges consisting primarily of fixed asset impairment charges, lease termination costs and termination benefits. The Company anticipates the restructuring charges to be approximately $10.0 million, $3.0 million and $2.0 million within its Agriculture, Construction and Shared Resources segments.

Restructuring costs associated with the Company's Fiscal 2018 Restructuring Plan are summarized in the following table. Such costs are included in the restructuring costs line in the consolidated statements of operations. Cumulative amounts reflect restructuring costs recognized to date associated with the Fiscal 2018 Restructuring Plan and include restructuring costs recognized in the fourth quarter of fiscal 2017.

	Three Months Ended July 31, 2017	Six Months Ended July 31, 2017	Cumulative Amount
	(in thousands)
Lease accrual and termination costs	$4,069	$4,322	$4,322
Termination benefits	1,906	3,724	3,724
Impairment of fixed assets, net of gains on asset disposition	(565)	(565)	2,392
Asset relocation and other costs	139	412	460
	$5,549	$7,893	$10,898
Restructuring charges associated with the Company's Fiscal 2018 Restructuring Plan are summarized by segment in the following table:

	Three Months Ended July 31, 2017	Six Months Ended July 31, 2017	Cumulative Amount
	(in thousands)
Segment
Agriculture	$5,194	$6,672	$7,775
Construction	252	338	2,240
Shared Resources	103	883	883
Total	$5,549	$7,893	$10,898
A reconciliation of the beginning and ending exit cost liability balance, of which $3.3 million is included in other long-term liabilities and $1.9 million is included in accrued expenses and other in the consolidated balance sheets, follows:

	Lease Accrual & Termination Costs	Termination Benefits	Asset Relocation & Other Costs	Total
	(in thousands)
Balance, January 31, 2017	$—	$—	$—	$—
Exit costs incurred and charged to expense	4,322	3,418	412	8,152
Exit costs paid	(536)	(2,000)	(412)	(2,948)
Balance, July 31, 2017	$3,786	$1,418	$—	$5,204
Restructuring charges recognized for the six months ended July 31, 2016 totaled $0.3 million, and for the three months ended July 31, 2016 were not material. These charges were the result of prior cost reduction plans. As of January 31, 2017, these plans were substantially complete.
NOTE 10—RELATED PARTY TRANSACTIONS
Effective February 1, 2017, the Company and Peter Christianson (our former President and former member of our Board of Directors), who is a brother of Tony Christianson (a member of our Board of Directors), agreed to terminate a consulting arrangement between the parties. In connection with the termination, the Company agreed to pay Mr. Peter Christianson the sum of $0.7 million, payable in two equal installments in fiscal 2018 and 2019. All unvested stock options and shares of restricted stock held by Mr. Peter Christianson will continue to vest as scheduled. As a result of the termination agreement, the Company recognized for the six months ended July 31, 2017, a total of $0.8 million in termination costs, consisting of $0.7 million for future cash payments owed to Mr. Peter Christianson and $0.1 million for unvested shares of restricted stock. These termination costs are included in restructuring costs in the consolidated statements of operations.

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
The agriculture industry has been experiencing challenging conditions such as low agricultural commodity prices and net farm income, which, among other things, have a negative effect on customer sentiment and our customers' ability to secure financing for their equipment purchases. Changes in actual or anticipated net farm income generally have a direct correlation with agricultural equipment purchases by farmers. In August 2017, the U.S. Department of Agriculture ("USDA") published its U.S. farm sector financial indicators. The USDA projected net farm income for calendar year 2017 to remain relatively flat as compared to calendar year 2016 and decrease 30.4% as compared to the most recent five-year average. These industry conditions have negatively impacted our customer demand, resulting in decreased equipment revenue and an oversupply of equipment inventory in our geographic footprint.
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
Our net loss including noncontrolling interest was $5.2 million, or $0.24 per diluted share, for the three months ended July 31, 2017, compared to a net loss including noncontrolling interest of $2.7 million, or $0.12 per diluted share, for the three months ended July 31, 2016. On an adjusted basis, our diluted loss per share was $0.04 for the three months ended July 31, 2017, compared to an adjusted diluted loss per share of $0.12 for the three months ended July 31, 2016. See the Non-GAAP Financial Measures section below for a reconciliation of these non-GAAP measures to the most comparable GAAP measures. Significant factors impacting the quarterly comparisons were:

•
Revenue decreased 3.4% for the second quarter of fiscal 2018, as compared to the second quarter last year, driven by the result of our store closings associated with our Fiscal 2018 Restructuring Plan, and also impacted by the result of our expanded marketing of aged equipment inventory during fiscal 2017, but partially offset by increased revenues in our International segment.

•
Total gross profit margin increased to 19.6% for the second quarter of fiscal 2018, as compared to 19.0% for the second quarter of fiscal 2017. The increase in gross profit margin was primarily the result of higher gross profit margins on equipment revenues.

•
Floorplan interest expense decreased 43.2% in the second quarter of fiscal 2018, as compared to the second quarter last year, primarily due to a decrease in our average interest-bearing inventory in the second quarter of fiscal 2018.

•	Restructuring costs amounted to $5.5 million in the second quarter of fiscal 2018. See the Fiscal 2018 Restructuring Plan section below for further details.

Fiscal 2018 Restructuring Plan
In February 2017, to better align the Company's cost structure and business in certain markets, the Company announced a dealership restructuring plan, which included the anticipated closure of one Construction location and 14 Agriculture locations. As of July 31, 2017, the Company has closed and fully exited all of these locations. The restructuring plan is expected to result in a significant reduction of expenses while allowing the Company to continue to provide a leading level of service to its customers. In total, the Company anticipates recognizing approximately $15.0 million of restructuring charges consisting primarily of fixed asset impairment charges, lease termination costs and termination benefits. The Company recognized $3.0 million of restructuring charges in the fourth quarter of fiscal 2017 and $7.9 million for the six months ended July 31, 2017.
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

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
	(dollars in thousands)		(dollars in thousands)
Equipment
Revenue	$167,881	$173,301	$335,796	$358,175
Cost of revenue	154,729	160,906	310,246	331,230
Gross profit	$13,152	$12,395	$25,550	$26,945
Gross profit margin	7.8%	7.2%	7.6%	7.5%
Parts
Revenue	$55,580	$58,336	$112,163	$115,845
Cost of revenue	39,103	41,118	79,460	81,619
Gross profit	$16,477	$17,218	$32,703	$34,226
Gross profit margin	29.6%	29.5%	29.2%	29.5%
Service
Revenue	$30,509	$31,296	$59,275	$62,288
Cost of revenue	11,444	12,045	22,238	23,645
Gross profit	$19,065	$19,251	$37,037	$38,643
Gross profit margin	62.5%	61.5%	62.5%	62.0%
Rental and other
Revenue	$14,901	$15,400	$25,755	$26,885
Cost of revenue	10,788	11,331	19,319	20,218
Gross profit	$4,113	$4,069	$6,436	$6,667
Gross profit margin	27.6%	26.4%	25.0%	24.8%

The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Revenue
Equipment	62.5%	62.3%	63.1%	63.5%
Parts	20.7%	21.0%	21.0%	20.6%
Service	11.3%	11.2%	11.1%	11.1%
Rental and other	5.5%	5.5%	4.8%	4.8%
Total Revenue	100.0%	100.0%	100.0%	100.0%
Total Cost of Revenue	80.4%	81.0%	80.9%	81.1%
Gross Profit Margin	19.6%	19.0%	19.1%	18.9%
Operating Expenses	18.7%	18.5%	19.2%	18.9%
Restructuring Costs	2.1%	—%	1.5%	—%
Income (Loss) from Operations	(1.2)%	0.5%	(1.6)%	—%
Other Income (Expense)	(1.5)%	(2.1)%	(1.5)%	(1.8)%
Loss Before Income Taxes	(2.7)%	(1.6)%	(3.1)%	(1.8)%
Benefit from Income Taxes	(0.8)%	(0.6)%	(1.0)%	(0.6)%
Net Loss Including Noncontrolling Interest	(1.9)%	(1.0)%	(2.1)%	(1.2)%
Less: Loss Attributable to Noncontrolling Interest	—%	(0.1)%	—%	(0.1)%
Net Loss Attributable to Titan Machinery Inc.	(1.9)%	(0.9)%	(2.1)%	(1.1)%
Three Months Ended July 31, 2017 Compared to Three Months Ended July 31, 2016
Consolidated Results
Revenue

	Three Months Ended July 31,			Percent
	2017	2016	(Decrease)	Change
	(dollars in thousands)
Equipment	$167,881	$173,301	$(5,420)	(3.1)%
Parts	55,580	58,336	(2,756)	(4.7)%
Service	30,509	31,296	(787)	(2.5)%
Rental and other	14,901	15,400	(499)	(3.2)%
Total Revenue	$268,871	$278,333	$(9,462)	(3.4)%

The decrease in revenue for the second quarter of fiscal 2018 was primarily the result of our store closings associated with our Fiscal 2018 Restructuring Plan and the impact of incremental revenue associated with our expanded marketing of aged equipment inventory within our Agriculture and Construction segments in the second quarter of fiscal 2017. Approximately $29.8 million of equipment revenue was recognized in the second quarter of fiscal 2017 as the result of our expanded marketing plan. The decrease in Agriculture and Construction segment revenue was partially offset by an increase in revenue in our International segment.

Gross Profit

	Three Months Ended July 31,		Increase/	Percent
	2017	2016	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$13,152	$12,395	$757	6.1%
Parts	16,477	17,218	(741)	(4.3)%
Service	19,065	19,251	(186)	(1.0)%
Rental and other	4,113	4,069	44	1.1%
Total Gross Profit	$52,807	$52,933	$(126)	(0.2)%
Gross Profit Margin
Equipment	7.8%	7.2%	0.6%	8.3%
Parts	29.6%	29.5%	0.1%	0.3%
Service	62.5%	61.5%	1.0%	1.6%
Rental and other	27.6%	26.4%	1.2%	4.5%
Total Gross Profit Margin	19.6%	19.0%	0.6%	3.2%
Gross Profit Mix
Equipment	24.9%	23.4%	1.5%	6.4%
Parts	31.2%	32.5%	(1.3)%	(4.0)%
Service	36.1%	36.4%	(0.3)%	(0.8)%
Rental and other	7.8%	7.7%	0.1%	1.3%
Total Gross Profit Mix	100.0%	100.0%

Gross profit for the second quarter of fiscal 2018 was flat with the comparable period last year. The decrease in revenue in the second quarter of fiscal 2018 was offset by higher gross profit margins on equipment revenue as compared to the same period last year. The increase in total gross profit margin from 19.0% for the second quarter of fiscal 2017 to 19.6% for the second quarter of fiscal 2018 was mainly due to higher gross profit margins on equipment revenue.
Our company-wide absorption increased to 80.1% for the second quarter of fiscal 2018 compared to 77.8% during the same period last year as our decrease in gross profit from parts, service and rental and other in fiscal 2018 was more than offset by a reduction in our fixed operating costs and floorplan interest expense.
Operating Expenses

	Three Months Ended July 31,		Increase/	Percent
	2017	2016	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$50,523	$51,487	$(964)	(1.9)%
Operating Expenses as a Percentage of Revenue	18.7%	18.5%	0.2%	1.1%
Our operating expenses in the second quarter of fiscal 2018 decreased $1.0 million as compared with the same period last year, which primarily are the result of cost savings arising from our Fiscal 2018 Restructuring Plan. The increase in operating expenses as a percentage of total revenue was primarily due to the decrease in total revenue in the second quarter of fiscal 2018, as compared to the second quarter of fiscal 2017, which negatively affected our ability to leverage our fixed operating costs.
Restructuring Costs

	Three Months Ended July 31,			Percent
	2017	2016	Increase	Change
	(dollars in thousands)
Restructuring Costs	$5,549	$24	$5,525	n/m

The restructuring costs recognized in the second quarters of fiscal 2018 and 2017 are charges associated with the result of our restructuring plans and associated exit costs, including accruals for lease terminations and remaining lease obligations, termination benefits, and the costs associated with relocating certain assets of our closed stores. The Company anticipates recognizing approximately $4.0 million of additional restructuring costs during the remainder of fiscal 2018.
Other Income (Expense)

	Three Months Ended July 31,		Increase/	Percent
	2017	2016	(Decrease)	Change
	(dollars in thousands)
Interest income and other income	$682	$612	$70	11.4%
Floorplan interest expense	(2,163)	(3,806)	(1,643)	(43.2)%
Other interest expense	(2,464)	(2,777)	(313)	(11.3)%
The decrease in floorplan interest expense for the second quarter of fiscal 2018, as compared to the second quarter of fiscal 2017, was primarily due to a decrease in our average interest-bearing inventory in the second quarter of fiscal 2018. Interest expense associated with our senior convertible notes, which is reflected in other interest expense, decreased $0.7 million in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017 due to interest savings resulting from our repurchases. Other interest expense includes $0.4 million of debt issuance cost write-offs recognized in the second quarter of fiscal 2018 as a result of our election to reduce the maximum available credit under our Wells Fargo Credit Agreement.
Benefit from Income Taxes

	Three Months Ended July 31,			Percent
	2017	2016	Increase	Change
	(dollars in thousands)
Benefit from Income Taxes	$(2,024)	$(1,847)	$177	9.6%

Our effective tax rate was 28.1% for the second quarter of fiscal 2018 and 40.6% for the same period last year. The difference in our effective tax rate is primarily due to the change in mix of our domestic and foreign income or losses before income taxes in relation to our total loss before income taxes, and the impact of valuation allowances recognized for deferred tax assets, including net operating losses, in certain of our domestic and international jurisdictions.
Segment Results
Certain financial information for our Agriculture, Construction and International business segments is set forth below. “Shared Resources” in the table below refers to the various unallocated income/(expense) items that we have retained at the general corporate level. Revenue between segments is immaterial.

	Three Months Ended July 31,		Increase/	Percent
	2017	2016	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$138,545	$153,713	$(15,168)	(9.9)%
Construction	77,890	83,132	(5,242)	(6.3)%
International	52,436	41,488	10,948	26.4%
Total	$268,871	$278,333	$(9,462)	(3.4)%

Income (Loss) Before Income Taxes
Agriculture	$(6,882)	$(4,325)	$(2,557)	(59.1)%
Construction	930	626	304	48.6%
International	283	(175)	458	261.7%
Segment income (loss) before income taxes	(5,669)	(3,874)	(1,795)	(46.3)%
Shared Resources	(1,541)	(675)	(866)	(128.3)%
Total	$(7,210)	$(4,549)	$(2,661)	(58.5)%

Agriculture
Agriculture segment revenue for the second quarter of fiscal 2018 decreased 9.9% compared to the same period last year. Same-store sales decreased 0.2% over the second quarter of fiscal 2017. The revenue decrease was primarily due to a decrease in revenue resulting from the impact of our store closings associated with our Fiscal 2018 Restructuring Plan.
Agriculture segment loss before income taxes was $6.9 million for the second quarter of fiscal 2018 compared to a $4.3 million loss before income taxes for the second quarter of fiscal 2017. The increased segment loss before income taxes was largely the result of restructuring charges incurred under our Fiscal 2018 Restructuring Plan, which amounted to $5.2 million in the second quarter of fiscal 2018, but partially offset by operating expense savings as a result of this plan and a decrease in floorplan interest expense as the result of a decrease in our interest-bearing inventory in the second quarter of fiscal 2018. The decrease in segment revenue was largely offset by a higher gross profit margin.
Construction
Construction segment revenue for the second quarter of fiscal 2018 decreased 6.3% compared to the same period last year. The revenue decrease was due to a same-store sales decrease of 5.8% over the second quarter of fiscal 2017, and was primarily the result of decreased equipment revenue, largely resulting from the impact of the incremental revenue associated with our expanded marketing of aged equipment inventory that occurred in the second quarter of fiscal 2017, which totaled $14.0 million, but was partially offset by positive end user demand.
Our Construction segment income before income taxes was $0.9 million for the second quarter of fiscal 2018 compared to $0.6 million for the second quarter of fiscal 2017. The increase in segment results was primarily due to a decrease in floorplan interest expense that was the result of a decrease in our average interest-bearing inventory in the second quarter of fiscal 2018 and a decrease in operating expenses related to cost savings from our restructuring plan. The decrease in expenses was partially offset by decreases in equipment revenues and gross profit. The dollar utilization of our rental fleet decreased slightly from 25.3% in the second quarter of fiscal 2017 to 24.9% in the second quarter of fiscal 2018.
International
International segment revenue for the second quarter of fiscal 2018 increased 26.4% compared to the same period last year primarily due to increased equipment revenue. Equipment revenue increased in the second quarter of fiscal 2018 primarily due to the build-out of our footprint, availability of subvention funds and positive crop conditions in certain of our markets.
Our International segment income before income taxes was $0.3 million for the second quarter of fiscal 2018 compared to loss before income taxes of $0.2 million for the same period last year. The increase in segment income before income taxes was primarily due to the increase in segment revenue as noted above, but partially offset by an increase in operating expenses resulting from the continued build-out of our footprint and presence in our European markets.
Shared Resources/Eliminations
We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate most of these net expenses to our segments. Since these allocations are set early in the year, and a portion is planned to be unallocated, unallocated balances may occur. Shared Resource segment loss before income taxes was $1.5 million for the second quarter of fiscal 2018 compared to loss before income taxes of $0.7 million for the same period last year. For the second quarter of fiscal 2018, loss before income taxes was impacted by $0.4 million in debt issuance cost write-offs as a result of our election to reduce the maximum available credit under our Wells Fargo Credit Agreement.

Six Months Ended July 31, 2017 Compared to Six Months Ended July 31, 2016
Consolidated Results
Revenue

	Six Months Ended July 31,			Percent
	2017	2016	Decrease	Change
	(dollars in thousands)
Equipment	$335,796	$358,175	$(22,379)	(6.2)%
Parts	112,163	115,845	(3,682)	(3.2)%
Service	59,275	62,288	(3,013)	(4.8)%
Rental and other	25,755	26,885	(1,130)	(4.2)%
Total Revenue	$532,989	$563,193	$(30,204)	(5.4)%
The decrease in revenue for the first six months of fiscal 2018 was primarily the result of our store closings associated with our Fiscal 2018 Restructuring Plan and the impact of incremental revenue associated with our expanded marketing of aged equipment inventory within our Agriculture and Construction segments in the second quarter of fiscal 2017. Approximately $46.8 million of equipment revenue was recognized in the first six months of fiscal 2017 as the result of our expanded marketing plan. The decrease in Agriculture and Construction segment revenue was partially offset by an increase in revenue in our International segment.
Gross Profit

	Six Months Ended July 31,		Increase/	Percent
	2017	2016	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$25,550	$26,945	$(1,395)	(5.2)%
Parts	32,703	34,226	(1,523)	(4.4)%
Service	37,037	38,643	(1,606)	(4.2)%
Rental and other	6,436	6,667	(231)	(3.5)%
Total Gross Profit	$101,726	$106,481	$(4,755)	(4.5)%
Gross Profit Margin
Equipment	7.6%	7.5%	0.1%	1.3%
Parts	29.2%	29.5%	(0.3)%	(1.0)%
Service	62.5%	62.0%	0.5%	0.8%
Rental and other	25.0%	24.8%	0.2%	0.8%
Total Gross Profit Margin	19.1%	18.9%	0.2%	1.1%
Gross Profit Mix
Equipment	25.1%	25.3%	(0.2)%	(0.8)%
Parts	32.2%	32.1%	0.1%	0.3%
Service	36.4%	36.3%	0.1%	0.3%
Rental and other	6.3%	6.3%	—%	—%
Total Gross Profit Mix	100.0%	100.0%

The $4.8 million decrease in gross profit for the first six months of fiscal 2018, as compared to the same period last year, was primarily due to lower revenue for the first sixth months of fiscal 2018. The decrease in revenues was partially offset by an increase in gross profit margin percentage from 18.9% for the first six months of fiscal 2017 to 19.1% for the first six months of fiscal 2018.
Our company-wide absorption for the first six months of fiscal 2018 increased to 76.6% as compared to 74.9% during the same period last year, as our decrease in gross profit from parts, service and rental and other in fiscal 2018 was more than offset by a reduction in our fixed operating costs and floorplan interest expense.

Operating Expenses

	Six Months Ended July 31,		Increase/	Percent
	2017	2016	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$102,510	$105,989	$(3,479)	(3.3)%
Operating Expenses as a Percentage of Revenue	19.2%	18.9%	0.3%	1.6%
The $3.5 million decrease in operating expenses, as compared to the same period last year, was primarily the result of cost savings resulting from our Fiscal 2018 Restructuring Plan. The increase in operating expenses as a percentage of total revenue was primarily due to the decrease in total revenue in the first six months of fiscal 2018, as compared to the same period last year, which negatively affected our ability to leverage our fixed operating costs.
Restructuring Costs

	Six Months Ended July 31,			Percent
	2017	2016	Increase	Change
	(dollars in thousands)
Restructuring Costs	$7,893	$271	$7,622	n/m
The restructuring costs recognized in the second quarters of fiscal 2018 and 2017 are charges associated with the result of our restructuring plans and associated exit costs, including accruals for lease terminations and remaining lease obligations, termination benefits, and the costs associated with relocating certain assets of our closed stores. The Company anticipates recognizing approximately $4.0 million of additional restructuring costs during the remainder of fiscal 2018.
Other Income (Expense)

	Six Months Ended July 31,		Increase/	Percent
	2017	2016	(Decrease)	Change
	(dollars in thousands)
Interest income and other income	$1,460	$749	$711	94.9%
Floorplan interest expense	(4,819)	(7,549)	(2,730)	(36.2)%
Other interest expense	(4,584)	(3,770)	814	21.6%

The decrease in floorplan interest expense for the first six months of fiscal 2018, as compared to the same period last year, was primarily due to a decrease in our average interest-bearing inventory in the first six months of fiscal 2018. For the first six months of fiscal 2017, other interest expense includes a $2.1 million gain recognized as a result of our repurchase of $30.1 million face value of senior convertible notes. Interest expense associated with our senior convertible notes, which is reflected in other interest expense, decreased $1.7 million in the first six months of fiscal 2018 compared to the first six months of fiscal 2017 due to interest savings resulting from our repurchases. Other interest expense also includes $0.4 million of debt issuance cost write-offs recognized in the second quarter of fiscal 2018 as a result of our election to reduce the maximum available credit under our Wells Fargo Credit Agreement.
Benefit from Income Taxes

	Six Months Ended July 31,			Percent
	2017	2016	Increase	Change
	(dollars in thousands)
Benefit from Income Taxes	$(5,502)	$(3,789)	$1,713	n/m

Our effective tax rate was 33.1% for the first six months of fiscal 2018 and 36.6% for the same period last year. The difference in our effective tax rate is primarily due to the change in mix of our domestic and foreign income or losses before income taxes in relation to our total loss before income taxes, and the impact of valuation allowances recognized for deferred tax assets, including net operating losses, in certain of our domestic and international jurisdictions.

Segment Results
Certain financial information for our Agriculture, Construction and International business segments is set forth below. “Shared Resources” in the table below refers to the various unallocated income/(expense) items that we have retained at the general corporate level. Revenue between segments is immaterial.

	Six Months Ended July 31,		Increase/	Percent
	2017	2016	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$302,170	$332,520	$(30,350)	(9.1)%
Construction	141,310	161,133	(19,823)	(12.3)%
International	89,509	69,540	19,969	28.7%
Total	$532,989	$563,193	$(30,204)	(5.4)%

Income (Loss) Before Income Taxes
Agriculture	$(10,779)	$(8,083)	$(2,696)	(33.4)%
Construction	(1,703)	(1,418)	(285)	(20.1)%
International	878	(692)	1,570	226.9%
Segment income (loss) before income taxes	(11,604)	(10,193)	(1,411)	(13.8)%
Shared Resources	(5,016)	(156)	(4,860)	n/m
Total	$(16,620)	$(10,349)	$(6,271)	(60.6)%
Agriculture
Agriculture segment revenue for the first six months of fiscal 2018 decreased 9.1% compared to the same period last year. The revenue decrease was primarily due to a decrease in revenue resulting from the impact of our store closings associated with our Fiscal 2018 Restructuring Plan. Agriculture same-store sales decreased 2.6% compared to the same period last year.
Agriculture segment loss before income taxes was $10.8 million for the first six months of fiscal 2018 compared to loss before income taxes of $8.1 million over the first six months of fiscal 2017. The increased segment loss before income taxes was largely the result of restructuring charges incurred under our Fiscal 2018 Restructuring Plan, which amounted to $6.7 million for the first six months of fiscal 2018, but partially offset by operating expense savings as a result of this plan and a decrease in floorplan interest expense as the result of a decrease in our interest-bearing inventory in the first six months of fiscal 2018. The decrease in segment revenue was partially offset by a higher gross profit margin.
Construction
Construction segment revenue for the first six months of fiscal 2018 decreased 12.3% compared to the same period last year. The revenue decrease was due to a Construction same-store sales decrease of 11.7% compared to the same period last year and was primarily the result of decreased equipment revenue resulting from the impact of the incremental revenue associated with our expanded marketing of aged equipment inventory that occurred in the first six months of fiscal 2017, which totaled approximately $22.7 million, but partially offset by positive end user demand.
Our Construction segment loss before income taxes was $1.7 million for the first six months of fiscal 2018 compared to $1.4 million for the first six months of fiscal 2017. The decline in segment results was primarily due to the decrease in revenue noted above, but partially offset by decreases in operating expenses and floorplan interest expense. The decrease in operating expenses reflects cost savings associated with our restructuring plan, and the decrease in floorplan interest expense is the result of a decrease in our average interest-bearing inventory in the first six months of fiscal 2018 as compared to the first six months of fiscal 2017. The dollar utilization of our rental fleet in the first six months of fiscal 2018 was 22.0%, consistent with the 22.4% in the first six months of fiscal 2017.

International
International segment revenue for the first six months of fiscal 2018 increased 28.7% compared to the same period last year primarily due to increased equipment revenue. Equipment revenue increased in the first six months of fiscal 2018 primarily due to the build-out of our footprint, availability of subvention funds and positive crop conditions in certain of our markets.
Our International segment income before income taxes was $0.9 million for the first six months of fiscal 2018 compared to segment loss before income taxes of $0.7 million for the same period last year. The increase in segment income before income taxes was primarily due to the increase in segment revenue as noted above, but partially offset by an increase in operating expenses resulting from the continued build-out of our footprint and presence in our European markets.
Shared Resources/Eliminations
We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate most of these net expenses to our segments. Since these allocations are set early in the year, and a portion is planned to be unallocated, unallocated balances may occur. Shared Resource segment loss before income taxes was $5.0 million for the first six months of fiscal 2018 compared to loss before income taxes of $0.2 million for the same period last year. For the first six months of fiscal 2018, loss before income taxes was impacted by $0.9 million in restructuring costs related to the Fiscal 2018 Restructuring Plan and $0.6 million in floorplan interest expense related to the interest rates swap termination and reclassification. For the first six months of fiscal 2017, income before taxes included a $2.1 million gain recognized as a result of our repurchase of $30.1 million face value of senior convertible notes.
Non-GAAP Financial Measures
To supplement net income (loss) including noncontrolling interest and our earnings (loss) per share - diluted ("Diluted EPS"), both GAAP measures, we use adjusted net income (loss) including noncontrolling interest and adjusted Diluted EPS, both non-GAAP measures, which exclude the impact of the gain on repurchase of senior convertible notes, the write-off of debt issuance costs, restructuring costs associated with our realignment/store closings, and reclassification of accumulated losses on our interest rate swap and foreign currency remeasurement losses in Ukraine resulting from a devaluation of the UAH. We believe that the presentation of adjusted net income (loss) including noncontrolling interest and adjusted Diluted EPS is relevant and useful to our management and investors because it provides a measurement of earnings on activities that we consider to occur in the ordinary course of our business. Adjusted net income (loss) including noncontrolling interest and adjusted Diluted EPS should be evaluated in addition to, and not considered a substitute for, or superior to, the most comparable GAAP measure. In addition, other companies may calculate these non-GAAP measures in a different manner, which may hinder comparability of our results with those of other companies.

The following tables reconcile (i) net income (loss) including noncontrolling interest, a GAAP measure, to adjusted net income (loss) including noncontrolling interest and (ii) Diluted EPS, a GAAP measure, to adjusted Diluted EPS:

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
	(dollars in thousands, except per share data)
Net Loss Including Noncontrolling Interest
Net Loss Including Noncontrolling Interest	$(5,186)	$(2,702)	$(11,118)	$(6,560)
Adjustments
Gain on Repurchase of Senior Convertible Notes	—	—	(40)	(2,102)
Debt Issuance Cost Write-Off	416	—	416	—
Restructuring Costs	5,549	24	7,893	271
Ukraine Remeasurement (1)	—	—	—	195
Interest Rate Swap Termination & Reclassification	—	—	631	—
Total Pre-Tax Adjustments	5,965	24	8,900	(1,636)
Less: Tax Effect of Adjustments (2)	1,941	9	3,116	(733)
Plus: Income Tax Valuation Allowance	200	—	200	—
Total Adjustments	4,224	15	5,984	(903)
Adjusted Net Loss Including Noncontrolling Interest	$(962)	$(2,687)	$(5,134)	$(7,463)

Earnings (Loss) per Share - Diluted
Loss per Share - Diluted	$(0.24)	$(0.12)	$(0.51)	$(0.29)
Adjustments (3)
Gain on Repurchase of Senior Convertible Notes	—	—	—	(0.10)
Debt Issuance Cost Write-Off	0.02	—	0.02	—
Restructuring Costs	0.25	—	0.36	0.01
Ukraine Remeasurement (1)	—	—	—	0.01
Interest Rate Swap Termination & Reclassification	—	—	0.03	—
Total Pre-Tax Adjustments	0.27	—	0.41	(0.08)
Less: Tax Effect of Adjustments (2)	0.08	—	0.14	(0.04)
Plus: Income Tax Valuation Allowance	0.01	—	0.01	—
Total Non-GAAP Adjustments	0.20	—	0.28	(0.04)
Adjusted Loss per Share - Diluted	$(0.04)	$(0.12)	$(0.23)	$(0.33)
(1) Beginning in the second quarter of fiscal 2017 we discontinued incorporating Ukraine remeasurement losses into our adjusted income (loss) and earnings (loss) per share calculations.  The Ukrainian hryvnia (UAH) remained relatively stable subsequent to April 30, 2016 and therefore did not significantly impact our consolidated statement of operations during this period. Absent any future significant UAH volatility and resulting financial statement impact, we will not include Ukraine remeasurement losses in our adjusted amounts in future periods.
(2) The tax effect of adjustments was calculated using a 35% tax rate for all U.S. related items. That rate was determined based on a 35% federal statutory rate and no impact for state taxes given our valuation allowance against state deferred tax assets, including net operating losses. No tax effect was recognized for foreign related items as all adjustments occurred in foreign jurisdictions that have full valuation allowances on deferred tax assets.
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
Equipment Inventory and Floorplan Payable Credit Facilities
As of July 31, 2017, the Company had discretionary floorplan payable lines of credit for equipment purchases totaling approximately $741.0 million, which included a $140.0 million Floorplan Payable Line with Wells Fargo, a $450.0 million credit facility with CNH Industrial Capital, a $45.0 million credit facility with DLL Finance and the U.S. dollar equivalent of $106.0 million in credit facilities related to our foreign subsidiaries. Floorplan payables relating to these credit facilities totaled approximately $296.2 million of the total floorplan payable balance of $308.0 million outstanding as of July 31, 2017.
In May 2017, as a result of the Company's ongoing equipment inventory reduction and related reduction in floorplan financing needs, the Company provided notice to Wells Fargo of its election to reduce the maximum credit amount available under the Wells Fargo Credit Agreement from an aggregate $275.0 million to an aggregate $200.0 million, comprised of a $70.0 million reduction in the Floorplan Payable Line, from $210.0 million to $140.0 million, and a $5.0 million reduction in the Working Capital Line, from $65.0 million to $60.0 million.
Our equipment inventory turnover was 1.6 for the four quarters ended July 31, 2017 compared to 1.2 for the four quarters ended July 31, 2016. The improvement in our equipment inventory turnover was driven by a 24.3% reduction in equipment inventory from July 31, 2016 to July 31, 2017; however, this decrease was partially offset by lower equipment sales in the four-quarter period ended July 31, 2017. Our equity in equipment inventory, which reflects the portion of our equipment inventory balance that is not financed by floorplan payables, decreased to 30.1% as of July 31, 2017 from 41.1% as of January 31, 2017.
Adequacy of Capital Resources
Our primary uses of cash have been to fund our operating activities, including the purchase of inventories and providing for other working capital needs, meeting our debt service requirements, making payments due under our various leasing arrangements, funding capital expenditures, including rental fleet assets, and, from time to time, opportunistically repurchasing our outstanding senior convertible notes. Based on our current operational performance, we believe our cash flow from operations, available cash and available borrowings under our existing credit facilities will adequately provide our liquidity needs for, at a minimum, the next 12 months. Our main financing arrangements, in which we had discretionary floorplan lines of credit totaling approximately $741.0 million as of July 31, 2017, are described in Note 4 of the notes to our consolidated financial statements. As of July 31, 2017, the Company was in compliance with the financial covenants under these agreements, and was not subject to the fixed charge coverage ratio covenant under the Wells Fargo Credit Agreement as our adjusted excess availability plus eligible cash collateral (as defined therein) was not less than 15% of the total amount of the credit facility as of July 31, 2017. While not expected to occur, if anticipated operating results create the likelihood of a future covenant violation, we would expect to work with our lenders on an appropriate modification or amendment to our financing arrangements.
Cash Flow
Cash Flow Provided By Operating Activities
Net cash provided by operating activities was $66.9 million for the six months ended July 31, 2017, compared to $60.4 million for the six months ended July 31, 2016. Net cash provided by operating activities for the six month periods ending July 31, 2017 and 2016 was primarily attributable to a changing mix of manufacturer versus non-manufacturer floorplan financing, and other changes in working capital.
We evaluate our cash flow from operating activities net of all floorplan activity and maintaining a constant level of equity in our equipment inventory. Taking these adjustments into account, our adjusted cash flow used by operating activities was $19.3 million for the six months ended July 31, 2017 and adjusted cash flow provided by operating activities was $1.1 million for the six months ended July 31, 2016. The decrease in adjusted cash flow is primarily the result of a higher level of seasonal stocking of new equipment inventories in the first six months of fiscal 2018 and the impact of cash generated from the sale of no trade equipment arising from our expanded marketing of aged equipment inventory in fiscal 2017. See the Adjusted Cash Flow Reconciliation below for a reconciliation of this non-GAAP financial measure to the GAAP measure of cash flow provided by operating activities.
Cash Flow Used For Investing Activities
Net cash used for investing activities was $15.4 million for the six months ended July 31, 2017, compared to $3.6 million for the six months ended July 31, 2016. Cash used for investing activities was primarily for the purchase of rental fleet and property and equipment, net of any proceeds from the sale of property and equipment.
Cash Flow Used For Financing Activities
Net cash used for financing activities was $47.6 million for the six months ended July 31, 2017 compared to $95.4 million for the six months ended July 31, 2016. For the six months ended July 31, 2017, net cash used for financing activities was the result of paying down our non-manufacturer floorplan payables, the use of $19.3 million of cash to repurchase senior convertible notes, but partially offset by increased net borrowings under our working capital line under our Wells Fargo Credit Agreement. We may, from time to time, continue to repurchase our senior convertible notes depending on prevailing market conditions, our available liquidity and other factors. These repurchases may be material to our consolidated financial statements. For the six months ended July 31, 2016, net cash used for financing activities primarily resulted from paying down our non-manufacturer floorplan payables and the use of $25.0 million to repurchase senior convertible notes.
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

Adjusted Cash Flow is also impacted by the change in our equity in equipment inventory, which reflects the portion of our equipment inventory balance that is not financed by floorplan payables. Equity in equipment inventory decreased to 30.1% as of July 31, 2017 from 41.1% as of January 31, 2017, and increased to 26.1% as of July 31, 2016 from 24.8% as of January 31, 2016. We analyze our cash flow provided by operating activities by assuming a constant level of equipment inventory financing throughout each respective fiscal year. The adjustment eliminates the impact of this fluctuation of equity in our equipment inventory, and is equal to the difference between our actual level of equity in equipment inventory at each period end presented on the consolidated statements of cash flows, compared to the actual level of equity in equipment inventory at the beginning of the fiscal year.

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

	Net Cash Provided by (Used for) Operating Activities		Net Cash Used for Financing Activities
	Six Months Ended July 31, 2017	Six Months Ended July 31, 2016	Six Months Ended July 31, 2017	Six Months Ended July 31, 2016
	(in thousands)		(in thousands)
Cash Flow, As Reported	$66,877	$60,435	$(47,435)	$(95,392)
Adjustment for Non-Manufacturer Floorplan Net Payments	(38,030)	(66,856)	38,030	66,856
Adjustment for Constant Equity in Equipment Inventory	(48,116)	7,520	—	—
Adjusted Cash Flow	$(19,269)	$1,099	$(9,405)	$(28,536)

Adjusted net cash flow provided by (used for) operating activities and adjusted net cash used for financing activities should be evaluated in addition to, and not considered a substitute for, or superior to, the GAAP measures of net cash provided by (used for) operating and financing activities.
Certain Information Concerning Off-Balance Sheet Arrangements
As of July 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. In the normal course of our business activities, we lease real estate, vehicles and equipment under operating leases.
FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. “Forward-looking” statements are included in this Quarterly Report on Form 10-Q, including in “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations,” as well as in our Annual Report on Form 10-K for the year ended January 31, 2017, and in other materials filed or to be filed by the Company with the Securities and Exchange Commission (and included in oral statements or other written statements made or to be made by the Company).
Forward-looking statements are statements based on future expectations and specifically include, among other things, all statements relating to our expectations regarding exchange rate and interest rate impact on our business, the impact of farm income levels on our customers' demand for agricultural equipment and services, the impact of oil prices on market demand for equipment and services, the general market conditions of the agricultural and construction industries, equipment inventory levels, and our primary liquidity sources and adequacy of our capital resources. Any statements that are not based upon historical facts, including the outcome of events that have not yet occurred and our expectations for future performance, are forward-looking statements. The words “potential,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” “plan,” “anticipate,” and similar words and expressions are intended to identify forward-looking statements. Such statements are based upon the current beliefs and expectations of our management. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, adverse market conditions in the agricultural and construction equipment industries, and those matters identified and discussed under the section titled “Risk Factors” in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates.
Interest Rate Risk
Exposure to changes in interest rates results from borrowing activities used to fund operations. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. We have both fixed and floating rate financing. Some of our floating rate credit facilities contain minimum rates of interest to be charged. Based upon our interest-bearing balances and interest rates as of July 31, 2017, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $2.0 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $2.0 million. At July 31, 2017, we had floorplan payables of $308.0 million, of which approximately $169.7 million was variable-rate floorplan payable and $138.3 million was non-interest bearing. In addition, at July 31, 2017, we had total long-term debt, including our senior convertible notes, of $120.1 million, of which $26.0 million was variable-rate debt and $94.1 million was fixed rate debt.
Foreign Currency Exchange Rate Risk
Our foreign currency exposures arise as the result of our foreign operations. We are exposed to transactional foreign currency exchange rate risk through our foreign entities’ holding assets and liabilities denominated in currencies other than their functional currency. In addition, the Company is exposed to foreign currency transaction risk as a result of certain intercompany financing transactions. The Company attempts to manage its transactional foreign currency exchange rate risk through the use of derivative financial instruments, primarily foreign exchange forward contracts, or through natural hedging instruments. Based upon balances and exchange rates as of July 31, 2017, holding other variables constant, we believe that a hypothetical 10% increase or decrease in all applicable foreign exchange rates would not have a material impact on our results of operations or cash flows. As of July 31, 2017, our Ukrainian subsidiary had $2.5 million of net monetary assets denominated in Ukrainian hryvnia (UAH). We have attempted to minimize our net monetary asset position in Ukraine through reducing overall asset levels in Ukraine and through borrowing in UAH which serves as a natural hedging instrument offsetting our net UAH denominated assets. At certain times, currency and payment controls imposed by the National Bank of Ukraine have limited our ability to manage our net monetary asset position. The UAH devalued significantly during the six month period ended July 31, 2015, but has remained relatively stable since that time. Continued and significant devaluation of the UAH could have a material impact on our results of operations and cash flows.
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
ITEM 1A.             RISK FACTORS
In addition to the other information set forth in this Quarterly Report, including the important information in “Forward-Looking Statements,” you should carefully consider the “Risk Factors” discussed in our Form 10-K for the year ended January 31, 2017, as supplemented in our Form 10-Q for the quarterly period ended April 30, 2017, as filed with the Securities and Exchange Commission. Those factors, if they were to occur, could cause our actual results to differ materially from those expressed in our forward-looking statements in this report, and may materially adversely affect our financial condition or future results. Although we are not aware of any other factors, aside from those discussed in our Form 10-K, that we currently anticipate will cause our forward-looking statements to differ materially from our future actual results, or materially affect the Company’s financial condition or future results, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition and/or operating results.
ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not have any unregistered sales of equity securities during the fiscal quarter ended July 31, 2017.
ITEM 3.                DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.                MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.                OTHER INFORMATION
None.
ITEM 6.                EXHIBITS

Exhibits - See “Exhibit Index” on page immediately prior to signatures.

EXHIBIT INDEX
TITAN MACHINERY INC.
FORM 10-Q

No.	Description

10.1	Amendment No. 4 to the Amended and Restated Inventory Security Agreement, dated as of September 1, 2017, by and between the registrant and DLL Finance LLC (f/k/a Agricredit Acceptance LLC)

10.2	Amendment No. 6 to the Amended and Restated Wholesale Financing Plan, dates as of September 1, 2017, by and between the registrant and DLL Finance LLC (f/k/a Agricredit Acceptance LLC)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended July 31, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	September 7, 2017
TITAN MACHINERY INC.

		By	/s/ Mark Kalvoda
Mark Kalvoda
Chief Financial Officer
(Principal Financial Officer)