Form 10-Q
period 2017-10-31
Titan Machinery Inc.
filed 2017-12-07
CIK 1409171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

Commission File No. 001-33866

TITAN MACHINERY INC.
(Exact name of registrant as specified in its charter)

Delaware	No. 45-0357838
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

644 East Beaton Drive
West Fargo, ND 58078-2648
(Address of Principal Executive Offices)

Registrant’s telephone number (701) 356-0130

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock as of November 30, 2017 was: Common Stock, $0.00001 par value, 22,094,610 shares.

TITAN MACHINERY INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. — FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

TITAN MACHINERY INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)

	October 31, 2017	January 31, 2017
Assets
Current Assets
Cash	$43,861	$53,151
Receivables (net of allowance of $3,233 and $3,630 as of October 31, 2017 and January 31, 2017, respectively)	73,605	60,082
Inventories	529,761	478,266
Prepaid expenses and other	8,363	10,989
Income taxes receivable	111	5,380
Total current assets	655,701	607,868
Noncurrent Assets
Intangible assets, net of accumulated amortization	4,944	5,001
Property and equipment, net of accumulated depreciation	156,426	156,647
Deferred income taxes	271	547
Other	948	1,359
Total noncurrent assets	162,589	163,554
Total Assets	$818,290	$771,422

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$19,567	$17,326
Floorplan payable	322,439	233,228
Current maturities of long-term debt	1,529	1,373
Customer deposits	15,111	26,366
Accrued expenses and other	27,298	30,533
Total current liabilities	385,944	308,826
Long-Term Liabilities
Senior convertible notes	62,277	88,501
Long-term debt, less current maturities	35,892	38,236
Deferred income taxes	4,806	9,500
Other long-term liabilities	10,216	5,180
Total long-term liabilities	113,191	141,417
Commitments and Contingencies
Stockholders' Equity
Common stock, par value $.00001 per share, 45,000 shares authorized; 22,042 shares issued and outstanding at October 31, 2017; 21,836 shares issued and outstanding at January 31, 2017	—	—
Additional paid-in-capital	245,140	240,615
Retained earnings	75,361	85,347
Accumulated other comprehensive loss	(1,346)	(4,783)
Total stockholders' equity	319,155	321,179
Total Liabilities and Stockholders' Equity	$818,290	$771,422
 See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Revenue
Equipment	$215,956	$212,194	$551,752	$570,369
Parts	64,729	69,261	176,892	185,106
Service	31,532	33,777	90,807	96,065
Rental and other	18,124	17,034	43,879	43,919
Total Revenue	330,341	332,266	863,330	895,459
Cost of Revenue
Equipment	199,154	201,140	509,400	532,370
Parts	45,408	48,387	124,868	130,006
Service	11,139	11,828	33,377	35,473
Rental and other	13,163	12,485	32,482	32,703
Total Cost of Revenue	268,864	273,840	700,127	730,552
Gross Profit	61,477	58,426	163,203	164,907
Operating Expenses	50,374	53,143	152,884	159,132
Restructuring Costs	2,587	275	10,480	546
Income (Loss) from Operations	8,516	5,008	(161)	5,229
Other Income (Expense)
Interest income and other income	380	502	1,840	1,251
Floorplan interest expense	(1,900)	(3,294)	(6,719)	(10,843)
Other interest expense	(2,110)	(2,160)	(6,694)	(5,930)
Income (Loss) Before Income Taxes	4,886	56	(11,734)	(10,293)
Provision for (Benefit from) Income Taxes	2,502	(208)	(3,000)	(3,997)
Net Income (Loss) Including Noncontrolling Interest	$2,384	$264	$(8,734)	$(6,296)
Less: Loss Attributable to Noncontrolling Interest	—	—	—	(356)
Net Income (Loss) Attributable to Titan Machinery Inc.	$2,384	$264	$(8,734)	$(5,940)
Net (Income) Loss Allocated to Participating Securities - Note 1	(56)	(8)	176	120
Net Income (Loss) Attributable to Titan Machinery Inc. Common Stockholders	$2,328	$256	$(8,558)	$(5,820)
Earnings (Loss) per Share - Note 1
Earnings (Loss) per Share - Basic	$0.11	$0.01	$(0.40)	$(0.27)
Earnings (Loss) per Share - Diluted	$0.11	$0.01	$(0.40)	$(0.27)
Weighted Average Common Shares - Basic	21,585	21,218	21,503	21,208
Weighted Average Common Shares - Diluted	21,643	21,269	21,503	21,208

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Net Income (Loss) Including Noncontrolling Interest	$2,384	$264	$(8,734)	$(6,296)
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	1,369	626	2,760	945
Unrealized gain (loss) on interest rate swap cash flow hedge derivative instrument, net of tax expense (benefit) of $91 for the three months ended October 31, 2016, and $19 and ($109) for the nine months ended October 31, 2017 and 2016	—	137	29	(163)
Reclassification of loss on interest rate swap cash flow hedge derivative instrument included in net loss, net of tax benefit of $39 and $133 for the three months ended October 31, 2017 and 2016, and $433 and $426 for the nine months ended October 31, 2017 and 2016	59	200	651	638
Total Other Comprehensive Income	1,428	963	3,440	1,420
Comprehensive Income (Loss)	3,812	1,227	(5,294)	(4,876)
Comprehensive Loss Attributable to Noncontrolling Interest	—	—	—	(333)
Comprehensive Income (Loss) Attributable To Titan Machinery Inc.	$3,812	$1,227	$(5,294)	$(4,543)

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended October 31,
	2017	2016
Operating Activities
Net loss including noncontrolling interest	$(8,734)	$(6,296)
Adjustments to reconcile net loss including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	18,949	19,896
Impairment	131	275
Deferred income taxes	(3,121)	825
Stock-based compensation expense	2,478	1,805
Noncash interest expense	2,917	4,305
Unrealized foreign currency gain on loans to international subsidiaries	(1,115)	(44)
Gain on repurchase of senior convertible notes	(22)	(3,130)
Other, net	(548)	(980)
Changes in assets and liabilities
Receivables, prepaid expenses and other assets	(9,784)	(18,070)
Inventories	(41,748)	91,222
Manufacturer floorplan payable	97,734	(20,821)
Accounts payable, customer deposits, accrued expenses and other and other long-term liabilities	(7,328)	(2,546)
Income taxes	6,222	7,957
Net Cash Provided by Operating Activities	56,031	74,398
Investing Activities
Rental fleet purchases	(11,784)	(3,094)
Property and equipment purchases (excluding rental fleet)	(12,129)	(7,121)
Proceeds from sale of property and equipment	4,564	2,285
Proceeds from insurance recoveries	—	1,431
Other, net	430	(517)
Net Cash Used for Investing Activities	(18,919)	(7,016)
Financing Activities
Net change in non-manufacturer floorplan payable	(14,357)	(54,478)
Repurchase of senior convertible notes	(29,093)	(46,013)
Proceeds from long-term debt borrowings	33,000	—
Principal payments on long-term debt	(36,121)	(1,935)
Payment of debt issuance costs	(27)	(31)
Loan provided to non-controlling interest holder	—	(2,148)
Other, net	(341)	(33)
Net Cash Used for Financing Activities	(46,939)	(104,638)
Effect of Exchange Rate Changes on Cash	537	222
Net Change in Cash	(9,290)	(37,034)
Cash at Beginning of Period	53,151	89,465
Cash at End of Period	$43,861	$52,431
Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period
Income tax refunds, net of payments	$(5,768)	$(12,942)
Interest	$11,254	$15,544
Supplemental Disclosures of Noncash Investing and Financing Activities
Net property and equipment financed with long-term debt, accounts payable and accrued expenses and other	$729	$2,818
Net transfer of assets from property and equipment to inventories	$(3,010)	$(4,411)
Acquisition of non-controlling interest through satisfaction of outstanding receivables	$—	$4,324

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1—BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The quarterly operating results for Titan Machinery Inc. (the “Company”) are subject to fluctuation due to varying weather patterns, which may impact the timing and amount of equipment purchases, rentals, and after-sales parts and service purchases by the Company’s Agriculture, Construction and International customers. Therefore, operating results for the nine-month period ended October 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2018. The information contained in the balance sheet as of January 31, 2017 was derived from the audited financial statements for the Company for the year then ended. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2017 as filed with the SEC.
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
Diluted EPS was computed by dividing net income (loss) attributable to Titan Machinery Inc. after allocation of net income (loss) to participating securities by the weighted-average shares of common stock outstanding after adjusting for potential dilution related to the conversion of all dilutive securities into common stock. All potentially dilutive securities were included in the computation of diluted EPS. All anti-dilutive securities were excluded from the computation of diluted EPS.

The following table sets forth the calculation of the denominator for basic and diluted EPS:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
	(in thousands, except per share data)		(in thousands, except per share data)
Basic Weighted-Average Common Shares Outstanding	21,585	21,218	21,503	21,208
Plus: Incremental Shares From Assumed Exercise of Stock Options	58	51	—	—
Diluted Weighted-Average Common Shares Outstanding	21,643	21,269	21,503	21,208

Anti-Dilutive Shares Excluded From Diluted Weighted-Average Common Shares Outstanding:
Stock Options	103	141	106	146
Shares Underlying Senior Convertible Notes (conversion price of $43.17)	1,521	2,217	1,521	2,217

Earnings (Loss) per Share - Basic	$0.11	$0.01	$(0.40)	$(0.27)
Earnings (Loss) per Share - Diluted	$0.11	$0.01	$(0.40)	$(0.27)
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
In March 2016, the FASB amended authoritative guidance on stock-based compensation, codified in ASC 718, Compensation - Stock Compensation. The amended guidance changes the accounting for certain aspects of share-based payments, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statements of cash flows. The Company adopted this guidance on February 1, 2017. Under the new guidance, excess tax benefits or deficiencies related to share-based compensation that were previously recorded to equity are now recognized as a discrete tax benefit or expense in the statement of operations. The impact on income tax expense (benefit) was not material for the first quarter of fiscal 2018. Excess tax benefits are no longer reclassified out of cash flows from operating activities to financing activities in the statement of cash flows. We elected to apply this cash flow presentation requirement prospectively. The amount of excess tax benefits recognized for the three and nine months ended October 31, 2017 and 2016 were not material. Cash paid by an employer when directly withholding shares for tax withholding purposes are required to be classified as a financing activity in the statement of cash flows. This method of presentation is consistent with the Company's historical presentation. Also under the new standard, the Company elected to account for forfeitures of share-based instruments as they occur, as compared to the previous guidance under which the Company estimated the number of forfeitures. The Company applied the accounting change on a modified retrospective basis as a cumulative-effect adjustment to retained earnings as of February 1, 2017. The following table summarizes the impact to the Company’s consolidated balance sheet:

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
In August 2017, the FASB amended authoritative guidance on hedge accounting, codified in ASC 815, Derivatives and Hedging. The amendments better align the accounting rules with a company's risk management activities; better reflects economic results of hedging in financial statements; and simplifies hedge accounting treatment. The guidance is effective for the Company as of the first quarter of its fiscal year ending January 31, 2020. The Company is evaluating the impact of this new standard on the financial statements.
NOTE 2—INVENTORIES

	October 31, 2017	January 31, 2017
	(in thousands)
New equipment	$343,434	$235,161
Used equipment	114,499	160,503
Parts and attachments	70,170	81,734
Work in process	1,658	868
	$529,761	$478,266

NOTE 3—PROPERTY AND EQUIPMENT

	October 31, 2017	January 31, 2017
	(in thousands)
Rental fleet equipment	$125,533	$124,417
Machinery and equipment	21,701	22,255
Vehicles	37,558	36,384
Furniture and fixtures	39,334	39,875
Land, buildings, and leasehold improvements	63,652	59,481
	287,778	282,412
Less accumulated depreciation	(131,352)	(125,765)
	$156,426	$156,647
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
As of October 31, 2017, the Company had discretionary floorplan lines of credit for equipment inventory purchases totaling approximately $727.4 million, which includes a $140.0 million Floorplan Payable Line under its second amended and restated credit agreement with Wells Fargo (the "Wells Fargo Credit Agreement"), a $450.0 million credit facility with CNH Industrial Capital, a $30.0 million credit facility with DLL Finance and the U.S. dollar equivalent of $107.4 million in credit facilities related to our foreign subsidiaries. Floorplan payables relating to these credit facilities totaled approximately $306.6 million of the total floorplan payable balance of $322.4 million outstanding as of October 31, 2017 and $228.3 million of the total floorplan payable balance of $233.2 million outstanding as of January 31, 2017. The remaining outstanding balances relate to equipment inventory financing from manufacturers and non-manufacturer lenders other than the lines of credit described above. As of October 31, 2017, the interest-bearing U.S. floorplan payables carried various interest rates primarily ranging from 3.74% to 6.55%, and the foreign floorplan payables carried various interest rates primarily ranging from 0.92% to 7.24%.
As of October 31, 2017, the Company had a compensating balance arrangement under one of its foreign floorplan credit facilities, which requires a minimum cash deposit to be maintained with the lender in the amount of $5.0 million for the term of the credit facility.
Working Capital Line
As of October 31, 2017, the Company had a $60.0 million Working Capital Line under the Wells Fargo Credit Agreement. The Company had $13.0 million and $13.0 million outstanding on this Working Capital Line as of October 31, 2017 and January 31, 2017, respectively. As of October 31, 2017, the Working Capital Line carried an interest rate of 3.73%.
Wells Fargo Credit Agreement
As a result of our ongoing equipment inventory reduction and related reduction in floorplan financing needs, in May 2017, the Company provided notice to Wells Fargo of its election to reduce the maximum credit amount available under the Wells Fargo Credit Agreement from an aggregate of $275.0 million to an aggregate of $200.0 million, comprised of a $70.0 million reduction in the Floorplan Payable Line, from $210.0 million to $140.0 million, and a $5.0 million reduction in the Working Capital Line, from $65.0 million to $60.0 million.
As a result of the reduction of the maximum credit amount available under the Wells Fargo Credit Agreement, in the second quarter of fiscal 2018, the Company wrote off $0.4 million of capitalized debt issuance costs. This charge is recorded in other interest expense in the consolidated statements of operations.

CNH Industrial Capital Floorplan Payable Line of Credit
In October 2017, the minimum fixed charge coverage ratio that is imposed under the CNH Industrial Capital credit facility was decreased from 1.25:1.00 to 1.10:1.00.
DLL Finance Floorplan Payable Line of Credit
In September 2017, the Company provided notice to DLL Finance of its election to reduce the maximum credit amount available under the DLL Finance credit facility from $45.0 million to $30.0 million. Additionally, the minimum fixed charge coverage ratio that is imposed under the DLL Finance credit facility was decreased from 1.25:1.00 to 1.10:1.00.
NOTE 5—SENIOR CONVERTIBLE NOTES
The Company’s 3.75% senior convertible notes issued on April 24, 2012 (“senior convertible notes”) consisted of the following:

	October 31, 2017	January 31, 2017
	(in thousands except conversion rate and conversion price)
Principal value	$65,644	$95,725
Unamortized debt discount	(2,973)	(6,368)
Unamortized debt issuance costs	(394)	(856)
Carrying value of senior convertible notes	$62,277	$88,501

Carrying value of equity component, net of deferred taxes	$14,923	$15,546

Conversion rate (shares of common stock per $1,000 principal amount of notes)	23.1626
Conversion price (per share of common stock)	$43.17
For the nine months ended October 31, 2017, the Company repurchased an aggregate of $30.1 million face value of its senior convertible notes with $29.1 million in cash.
The Company recognized interest expense associated with its senior convertible notes as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Cash Interest Expense
Coupon interest expense	$666	$996	$2,157	$3,457
Noncash Interest Expense
Amortization of debt discount	517	703	1,628	2,406
Amortization of transaction costs	71	100	225	347
	$1,254	$1,799	$4,010	$6,210
The senior convertible notes mature on May 1, 2019, unless purchased earlier by the Company, redeemed or converted. As of October 31, 2017, the unamortized debt discount will be amortized over a remaining period of approximately 1.5 years. As of October 31, 2017 and January 31, 2017, the if-converted value of the senior convertible notes did not exceed the principal balance. The effective interest rate of the liability component was equal to 7.3% for each of the consolidated statements of operations periods presented.

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
The following table sets forth the notional value of the Company's outstanding derivative instruments.

	Notional Amount as of:
	October 31, 2017	January 31, 2017
	(in thousands)
Cash flow hedges:
Interest rate swap	$—	$100,000
Derivatives not designated as hedging instruments:
Foreign currency contracts	10,000	18,021
The following table sets forth the fair value of the Company’s outstanding derivative instruments. Liability derivatives are included in accrued expenses in the consolidated balance sheets.

	Fair Value as of:
	October 31, 2017	January 31, 2017
	(in thousands)
Liability Derivatives:
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate swap	$—	$1,155
Derivatives not designated as hedging instruments:
Foreign currency contracts	65	200
Total Liability Derivatives	$65	$1,355

The following table sets forth the gains and losses (before the related income tax effects) recognized in other comprehensive income (loss) ("OCI") and income (loss) related to the Company’s derivative instruments for the three and nine months ended October 31, 2017 and 2016, respectively.

	Three Months Ended October 31,				Nine Months Ended October 31,
	2017		2016		2017		2016
	OCI	Income (Loss)	OCI	Income (Loss)	OCI	Income (Loss)	OCI	Income (Loss)
	(in thousands)				(in thousands)
Dervatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate swap (a)	—	(98)	228	(333)	48	(1,084)	(272)	(1,064)
Dervatives Not Designated as Hedging Instruments:
Foreign currency contracts (b)	—	78	—	126	—	(978)	—	112
Total Derivatives	$—	$(20)	$228	$(207)	$48	$(2,062)	$(272)	$(952)

(a) No material hedge ineffectiveness has been recognized. The amounts shown in income (loss) above are reclassification amounts from accumulated other comprehensive income (loss) and are recorded in floorplan interest expense in the consolidated statements of operations.
(b) Amounts are included in interest income and other income in the consolidated statements of operations.
During the first quarter of fiscal 2018, the Company reclassified $0.6 million of pre-tax accumulated losses on its interest rate swap instrument from accumulated other comprehensive income (loss) to income as the original forecasted interest payments, which served as the hedged item underlying the interest rate swap instrument, were no longer probable of occurring during the time period over which such transactions were previously anticipated to occur. As of October 31, 2017, the Company had an immaterial amount of remaining pre-tax net unrealized losses associated with its interest rate swap cash flow hedging instrument recorded in accumulated other comprehensive income (loss), of which the Company expects will be reclassified into income over the next 12 months.

NOTE 7—FAIR VALUE OF FINANCIAL INSTRUMENTS
The liabilities which are measured at fair value on a recurring basis as of October 31, 2017 and January 31, 2017 are as follows:

	October 31, 2017				January 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)				(in thousands)
Financial Liabilities
Interest rate swap	$—	$—	$—	$—	$—	$1,155	$—	$1,155
Foreign currency contracts	—	65	—	65	—	200	—	200
Total Financial Liabilities	$—	$65	$—	$65	$—	$1,355	$—	$1,355
The valuation for the Company's foreign currency contracts and interest rate swap derivative instruments were valued using discounted cash flow analyses, an income approach, utilizing readily observable market data as inputs.
The Company also valued certain long-lived assets at fair value on a non-recurring basis as of January 31, 2017 as part of its long-lived asset impairment testing. The estimated fair value of such assets as of January 31, 2017 was $3.6 million and consisted of real estate assets and fair value was determined by utilizing market and income approaches incorporating both observable and unobservable inputs, and are deemed to be Level 3 fair value inputs. The most significant unobservable inputs used in the fair value measurements under the market approach include adjustments to observable market sales information to incorporate differences in geographical locations and age and condition of subject assets, and the most significant unobservable inputs under the income approach include forecasted net cash generated from the use of the subject assets and the discount rate applied to such cash flows to arrive at a fair value estimate. In addition, in certain instances as of January 31, 2017, the Company estimated the fair value of long-lived assets to approximate zero as no future cash flows were assumed to be generated from the use of such assets and the expected sales values were deemed to be nominal. All such fair value measurements were based on unobservable inputs and thus are Level 3 fair value inputs. No long-lived assets were valued at fair value on a non-recurring basis as of October 31, 2017.
The Company also has financial instruments that are not recorded at fair value in its consolidated financial statements. The carrying amount of cash, receivables, payables, short-term debt and other current liabilities approximates fair value because of the short maturity and/or frequent repricing of those instruments, which are Level 2 fair value inputs. Based upon current borrowing rates with similar maturities, which are Level 2 fair value inputs, the carrying value of long-term debt approximates the fair value as of October 31, 2017 and January 31, 2017, respectively. The following table provides details on the senior convertible notes as of October 31, 2017 and January 31, 2017. The difference between the face value and the carrying value of these notes is the result of the allocation between the debt and equity components, and unamortized debt issuance costs. Fair value of the senior convertible notes was estimated based on Level 2 fair value inputs.

	October 31, 2017			January 31, 2017
	Estimated Fair Value	Carrying Value	Face Value	Estimated Fair Value	Carrying Value	Face Value
	(in thousands)			(in thousands)
Senior convertible notes	$65,000	$62,277	$65,644	$87,000	$88,501	$95,725

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
Certain financial information for each of the Company’s business segments is set forth below.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Revenue
Agriculture	$186,546	$205,540	$488,716	$538,060
Construction	72,942	80,789	214,252	241,922
International	70,853	45,937	160,362	115,477
Total	$330,341	$332,266	$863,330	$895,459

Income (Loss) Before Income Taxes
Agriculture	$4,909	$(1,798)	$(5,870)	$(9,881)
Construction	(2,373)	(105)	(4,076)	(1,523)
International	2,453	604	3,331	(88)
Segment income (loss) before income taxes	4,989	(1,299)	(6,615)	(11,492)
Shared Resources	(103)	1,355	(5,119)	1,199
Total	$4,886	$56	$(11,734)	$(10,293)

	October 31, 2017	January 31, 2017
	(in thousands)
Total Assets
Agriculture	$404,200	$411,726
Construction	244,725	221,092
International	126,706	106,899
Segment assets	775,631	739,717
Shared Resources	42,659	31,705
Total	$818,290	$771,422
NOTE 9—RESTRUCTURING COSTS
In February 2017, to better align the Company's cost structure and business in certain markets, the Company announced a restructuring plan (the "Fiscal 2018 Restructuring Plan"), to close one Construction location and 14 Agriculture locations. As of October 31, 2017, the Company has closed and fully exited all of these locations. The Fiscal 2018 Restructuring Plan is expected to result in a significant reduction of expenses while allowing the Company to continue to provide a leading level of service to its customers. In total, over the term of the Fiscal 2018 Restructuring Plan, the Company anticipates recognizing approximately $15.0 million of restructuring charges consisting primarily of fixed asset impairment charges, lease termination costs and termination benefits. The Company anticipates the restructuring charges to be approximately $9.0 million, $4.5 million and $1.5 million within its Agriculture, Construction and Shared Resources segments.
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

	Three Months Ended October 31, 2017	Nine Months Ended October 31, 2017	Cumulative Amount
	(in thousands)
Lease accrual and termination costs	$1,598	$5,920	$5,920
Termination benefits	943	4,667	4,667
Impairment of fixed assets, net of gains on asset disposition	(55)	(620)	2,337
Asset relocation and other costs	101	513	561
	$2,587	$10,480	$13,485
Restructuring charges associated with the Company's Fiscal 2018 Restructuring Plan are summarized by segment in the following table:

	Three Months Ended October 31, 2017	Nine Months Ended October 31, 2017	Cumulative Amount
	(in thousands)
Segment
Agriculture	$567	$7,239	$8,342
Construction	1,671	2,009	3,911
International	60	60	60
Shared Resources	289	1,172	1,172
Total	$2,587	$10,480	$13,485

A reconciliation of the beginning and ending exit cost liability balance, of which $4.9 million is included in other long-term liabilities and $1.3 million is included in accrued expenses and other in the consolidated balance sheets, follows:

	Lease Accrual & Termination Costs	Termination Benefits	Asset Relocation & Other Costs	Total
	(in thousands)
Balance, January 31, 2017	$—	$—	$—	$—
Exit costs incurred and charged to expense	5,920	4,361	513	10,794
Exit costs paid	(427)	(3,697)	(513)	(4,637)
Balance, October 31, 2017	$5,493	$664	$—	$6,157
Restructuring charges recognized for the three months ended October 31, 2016 totaled $0.3 million, and for the nine months ended October 31, 2016 totaled $0.5 million. These charges were the result of prior cost reduction plans. As of January 31, 2017, these plans were substantially complete.
NOTE 10—RELATED PARTY TRANSACTIONS
Effective February 1, 2017, the Company and Peter Christianson (our former President and former member of our Board of Directors), who is a brother of Tony Christianson (a member of our Board of Directors), agreed to terminate a consulting arrangement between the parties. In connection with the termination, the Company agreed to pay Mr. Peter Christianson the sum of $0.7 million, payable in two equal installments in fiscal 2018 and 2019. All unvested stock options and shares of restricted stock held by Mr. Peter Christianson will continue to vest as scheduled. As a result of the termination agreement, the Company recognized for the nine months ended October 31, 2017, a total of $0.8 million in termination costs, consisting of $0.7 million of cash payments owed to Mr. Peter Christianson and $0.1 million for unvested shares of restricted stock. These termination costs are included in restructuring costs in the consolidated statements of operations.
Effective September 8, 2017, the Company sold a real estate asset that was primarily used for field training purposes to Stiklestad LLC for $1.8 million. All consideration related to the transaction was exchanged at closing on September 8, 2017, and there are no amounts owed to either party following that date. Stiklestad LLC is owned by members of the family of David Meyer, the Company's Chief Executive Officer. No gain or loss was recognized on the transaction and the Company believes that the selling price approximated fair value.
NOTE 11— CONTINGENCIES
On October 11, 2017, the Romania Competition Council (“RCC”) initiated an administrative investigation of the Romanian Association of Manufacturers and Importers of Agricultural Machinery (“APIMAR”) and all its members, including Titan Machinery Romania. The RCC's investigation involves whether the APIMAR members engaged in anti-competitive practices in their sales of agricultural machinery not involving European Union ("EU") subvention funding programs, by referring to the published sales prices governing EU subvention funded transactions, which prices are mandatorily disclosed to and published by AFIR, a Romanian government agency that oversees the EU subvention funding programs in Romania. The investigation is in a preliminary stage and the Company is currently unable to predict its outcome or reasonably estimate any potential loss that may result from the investigation.

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
Certain of our Construction stores, particularly those in the northern and western parts of our footprint, are impacted by the strength of the oil industry. Oil prices have not fully rebounded from the significant decrease that occurred during fiscal 2015 and 2016, however oil prices have increased in fiscal 2018 from fiscal 2017. The lower prices have caused a decrease in oil production and infrastructure activity in these areas. In addition, the aforementioned agriculture industry conditions have also led to a reduction of purchases of construction equipment by customers in the agriculture industry, negatively affecting certain of our Construction stores. These factors have reduced demand for equipment purchases, equipment rentals, and service work and parts, and have caused an oversupply of equipment inventory and rental fleet equipment in these areas.
Our net income including noncontrolling interest was $2.4 million, or $0.11 per diluted share, for the three months ended October 31, 2017, compared to a net income including noncontrolling interest of $0.3 million, or $0.01 per diluted share, for the three months ended October 31, 2016. On an adjusted basis, our diluted earnings per share was $0.20 for the three months ended October 31, 2017, compared to an adjusted diluted loss per share of $0.01 for the three months ended October 31, 2016. See the Non-GAAP Financial Measures section below for a reconciliation of these non-GAAP measures to the most comparable GAAP measures. Significant factors impacting the quarterly comparisons were:

•
Revenue remained relatively flat for the third quarter of fiscal 2018, as compared to the third quarter last year. Revenue was negatively impacted by our store closings associated with our Fiscal 2018 Restructuring Plan, and also impacted by the incremental revenue associated with our expanded marketing of aged equipment inventory during fiscal 2017, but was largely offset by increased revenues in our International segment.

•
Total gross profit margin increased to 18.6% for the third quarter of fiscal 2018, as compared to 17.6% for the third quarter of fiscal 2017. The increase in gross profit margin was primarily the result of higher gross profit margins on equipment revenues.

•
Floorplan interest expense decreased 42.3% in the third quarter of fiscal 2018, as compared to the third quarter last year, primarily due to a decrease in our average interest-bearing inventory in the third quarter of fiscal 2018.

•	Restructuring costs amounted to $2.6 million in the third quarter of fiscal 2018. See the Fiscal 2018 Restructuring Plan section below for further details.

Fiscal 2018 Restructuring Plan
In February 2017, to better align the Company's cost structure and business in certain markets, the Company announced a dealership restructuring plan (the "Fiscal 2018 Restructuring Plan"), which included the closure of one Construction location and 14 Agriculture locations. As of October 31, 2017, the Company has closed and fully exited all of these locations. The Fiscal 2018 Restructuring Plan is expected to result in a significant reduction of expenses while allowing the Company to continue to provide a leading level of service to its customers. In total, over the term of the Fiscal 2018 Restructuring Plan, the Company anticipates recognizing approximately $15.0 million of restructuring charges consisting primarily of fixed asset impairment charges, lease termination costs and termination benefits. The Company recognized $3.0 million of restructuring charges in the fourth quarter of fiscal 2017 and $10.5 million during the nine months ended October 31, 2017.
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
Same-store sales for any period represent sales by stores that were part of the Company for the entire comparable periods in the current and preceding fiscal years. We do not distinguish between relocated or newly-expanded stores in this same-store analysis. Closed stores are excluded from the same-store analysis. Stores that do not meet the criteria for same-store classification are described as excluded stores throughout the Results of Operations section in this Quarterly Report on Form 10-Q. Comparative financial data for each of our four sources of revenue are expressed below.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
	(dollars in thousands)		(dollars in thousands)
Equipment
Revenue	$215,956	$212,194	$551,752	$570,369
Cost of revenue	199,154	201,140	509,400	532,370
Gross profit	$16,802	$11,054	$42,352	$37,999
Gross profit margin	7.8%	5.2%	7.7%	6.7%
Parts
Revenue	$64,729	$69,261	$176,892	$185,106
Cost of revenue	45,408	48,387	124,868	130,006
Gross profit	$19,321	$20,874	$52,024	$55,100
Gross profit margin	29.8%	30.1%	29.4%	29.8%
Service
Revenue	$31,532	$33,777	$90,807	$96,065
Cost of revenue	11,139	11,828	33,377	35,473
Gross profit	$20,393	$21,949	$57,430	$60,592
Gross profit margin	64.7%	65.0%	63.2%	63.1%
Rental and other
Revenue	$18,124	$17,034	$43,879	$43,919
Cost of revenue	13,163	12,485	32,482	32,703
Gross profit	$4,961	$4,549	$11,397	$11,216
Gross profit margin	27.4%	26.7%	26.0%	25.5%

The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Revenue
Equipment	65.4%	63.9%	63.9%	63.7%
Parts	19.6%	20.8%	20.5%	20.7%
Service	9.5%	10.2%	10.5%	10.7%
Rental and other	5.5%	5.1%	5.1%	4.9%
Total Revenue	100.0%	100.0%	100.0%	100.0%
Total Cost of Revenue	81.4%	82.4%	81.1%	81.6%
Gross Profit Margin	18.6%	17.6%	18.9%	18.4%
Operating Expenses	15.2%	16.0%	17.7%	17.7%
Restructuring Costs	0.8%	0.1%	1.2%	0.1%
Income (Loss) from Operations	2.6%	1.5%	—%	0.6%
Other Income (Expense)	(1.1)%	(1.5)%	(1.4)%	(1.7)%
Income (Loss) Before Income Taxes	1.5%	—%	(1.4)%	(1.1)%
Provision for (Benefit from) Income Taxes	0.8%	(0.1)%	(0.4)%	(0.4)%
Net Income (Loss) Including Noncontrolling Interest	0.7%	0.1%	(1.0)%	(0.7)%
Less: Loss Attributable to Noncontrolling Interest	—%	—%	—%	—%
Net Income (Loss) Attributable to Titan Machinery Inc.	0.7%	0.1%	(1.0)%	(0.7)%
Three Months Ended October 31, 2017 Compared to Three Months Ended October 31, 2016
Consolidated Results
Revenue

	Three Months Ended October 31,		Increase/	Percent
	2017	2016	(Decrease)	Change
	(dollars in thousands)
Equipment	$215,956	$212,194	$3,762	1.8%
Parts	64,729	69,261	(4,532)	(6.5)%
Service	31,532	33,777	(2,245)	(6.6)%
Rental and other	18,124	17,034	1,090	6.4%
Total Revenue	$330,341	$332,266	$(1,925)	(0.6)%

The relatively flat revenue for the third quarter of fiscal 2018 was primarily the result of a decrease in Agriculture and Construction segment revenue partially offset by an increase in revenue in our International segment. Agriculture and Construction revenue decreased due to our store closings associated with our Fiscal 2018 Restructuring Plan and the impact of incremental revenue associated with our expanded marketing of aged equipment inventory in the third quarter of fiscal 2017. Approximately $10.8 million of equipment revenue was recognized in the third quarter of fiscal 2017 as the result of our expanded marketing plan.

Gross Profit

	Three Months Ended October 31,		Increase/	Percent
	2017	2016	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$16,802	$11,054	$5,748	52.0%
Parts	19,321	20,874	(1,553)	(7.4)%
Service	20,393	21,949	(1,556)	(7.1)%
Rental and other	4,961	4,549	412	9.1%
Total Gross Profit	$61,477	$58,426	$3,051	5.2%
Gross Profit Margin
Equipment	7.8%	5.2%	2.6%	50.0%
Parts	29.8%	30.1%	(0.3)%	(1.0)%
Service	64.7%	65.0%	(0.3)%	(0.5)%
Rental and other	27.4%	26.7%	0.7%	2.6%
Total Gross Profit Margin	18.6%	17.6%	1.0%	5.7%
Gross Profit Mix
Equipment	27.3%	18.9%	8.4%	44.4%
Parts	31.4%	35.7%	(4.3)%	(12.0)%
Service	33.2%	37.6%	(4.4)%	(11.7)%
Rental and other	8.1%	7.8%	0.3%	3.8%
Total Gross Profit Mix	100.0%	100.0%

Gross profit for the third quarter of fiscal 2018 increased 5.2% as compared to the same period last year. Gross profit margins increased from 17.6% for the third quarter of fiscal 2017 to 18.6% for the third quarter of fiscal 2018. The increase in gross profit and gross profit margin was mainly due to higher gross profit margins on equipment revenue.
Our company-wide absorption increased to 92.0% for the third quarter of fiscal 2018 compared to 90.0% during the same period last year as our decrease in gross profit from parts, service and rental and other in fiscal 2018 was more than offset by a reduction in our fixed operating costs and floorplan interest expense.
Operating Expenses

	Three Months Ended October 31,			Percent
	2017	2016	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$50,374	$53,143	$(2,769)	(5.2)%
Operating Expenses as a Percentage of Revenue	15.2%	16.0%	(0.8)%	(5.0)%
Our operating expenses in the third quarter of fiscal 2018 decreased $2.8 million as compared with the same period last year and operating expenses as a percentage of revenue decreased 5.0% as compared to the same period last year. These decreases are primarily the result of cost savings arising from our Fiscal 2018 Restructuring Plan, partially offset by an increase in our International segment operating expenses resulting from the continued build-out of our footprint and presence in our European markets.
Restructuring Costs

	Three Months Ended October 31,			Percent
	2017	2016	Increase	Change
	(dollars in thousands)
Restructuring Costs	$2,587	$275	$2,312	n/m
The restructuring costs recognized in the third quarters of fiscal 2018 and 2017 are charges associated with the result of our restructuring plans and associated exit costs, including accruals for lease terminations and remaining lease obligations, termination benefits, and the costs associated with relocating certain assets of our closed stores. The Company anticipates recognizing approximately $1.5 million of additional restructuring costs during the remainder of fiscal 2018.
Other Income (Expense)

	Three Months Ended October 31,			Percent
	2017	2016	(Decrease)	Change
	(dollars in thousands)
Interest income and other income	$380	$502	$(122)	(24.3)%
Floorplan interest expense	(1,900)	(3,294)	(1,394)	(42.3)%
Other interest expense	(2,110)	(2,160)	(50)	(2.3)%
The decrease in floorplan interest expense for the third quarter of fiscal 2018, as compared to the third quarter of fiscal 2017, was primarily due to a decrease in our average interest-bearing inventory in the third quarter of fiscal 2018. Interest expense associated with our senior convertible notes, which is reflected in other interest expense, decreased $0.5 million in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017 due to interest savings resulting from our repurchases of our senior convertible notes. Other interest expense for the third quarter of fiscal 2017 includes a $1.0 million gain related to the repurchases of our senior convertible notes partially offset by $0.6 million of expense recognized related to the write-off of capitalized debt issuance costs.
Provision for (Benefit from) Income Taxes

	Three Months Ended October 31,		Increase/	Percent
	2017	2016	(Decrease)	Change
	(dollars in thousands)
Provision for (Benefit from) Income Taxes	$2,502	$(208)	$(2,710)	(1,302.9)%

Our effective tax rate was 51.2% for the third quarter of fiscal 2018 and (371.4)% for the same period last year. The difference in our effective tax rate is primarily due to the change in mix of our domestic and foreign income or losses before income taxes in relation to our total income or loss before income taxes, and the impact of valuation allowances recognized for deferred tax assets, including net operating losses, in certain of our domestic and international jurisdictions.
Segment Results
Certain financial information for our Agriculture, Construction and International business segments is set forth below. “Shared Resources” in the table below refers to the various unallocated income/(expense) items that we have retained at the general corporate level. Revenue between segments is immaterial.

	Three Months Ended October 31,		Increase/	Percent
	2017	2016	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$186,546	$205,540	$(18,994)	(9.2)%
Construction	72,942	80,789	(7,847)	(9.7)%
International	70,853	45,937	24,916	54.2%
Total	$330,341	$332,266	$(1,925)	(0.6)%

Income (Loss) Before Income Taxes
Agriculture	$4,909	$(1,798)	$6,707	373.0%
Construction	(2,373)	(105)	(2,268)	*N/M
International	2,453	604	1,849	306.1%
Segment income (loss) before income taxes	4,989	(1,299)	6,288	484.1%
Shared Resources	(103)	1,355	(1,458)	(107.6)%
Total	$4,886	$56	$4,830	*N/M

Agriculture
Agriculture segment revenue for the third quarter of fiscal 2018 decreased 9.2% compared to the same period last year. Same-store sales increased 3.0% over the third quarter of fiscal 2017. The revenue decrease was primarily due to a decrease in revenue resulting from the impact of our store closings associated with our Fiscal 2018 Restructuring Plan.
Agriculture segment income before income taxes was $4.9 million for the third quarter of fiscal 2018 compared to a $1.8 million loss before income taxes for the third quarter of fiscal 2017. The increased segment income before income taxes was largely the result of increased gross profit margins on equipment revenues, operating expense savings as a result of the Fiscal 2018 Restructuring Plan, as well as a decrease in floorplan interest expense as the result of a decrease in our interest-bearing inventory in the third quarter of fiscal 2018.
Construction
Construction segment revenue for the third quarter of fiscal 2018 decreased 9.7% compared to the same period last year. The revenue decrease was due to a same-store sales decrease of 8.7% over the third quarter of fiscal 2017, and was primarily the result of decreased equipment revenue, largely resulting from the impact of the incremental revenue associated with our expanded marketing of aged equipment inventory that occurred in the third quarter of fiscal 2017, which totaled $5.3 million.
Our Construction segment loss before income taxes was $2.4 million for the third quarter of fiscal 2018 compared to $0.1 million for the third quarter of fiscal 2017. The decrease in segment results was primarily due to a decrease in segment revenues and gross profit as well as the recognition of $1.7 million of restructuring costs in the third quarter of fiscal 2018, partially offset by decreases in operating expenses related to cost savings from our Fiscal 2018 Restructuring Plan. The dollar utilization of our rental fleet decreased slightly from 28.4% in the third quarter of fiscal 2017 to 27.2% in the third quarter of fiscal 2018.
International
International segment revenue for the third quarter of fiscal 2018 increased 54.2% compared to the same period last year primarily due to increased equipment revenue. Equipment revenue increased in the third quarter of fiscal 2018 primarily due to the build-out of our footprint, availability of subvention funds and positive crop conditions in certain of our markets.
Our International segment income before income taxes was $2.5 million for the third quarter of fiscal 2018 compared to $0.6 million for the same period last year. The increase in segment income before income taxes was primarily due to the increase in segment revenue as noted above, but partially offset by an increase in operating expenses resulting from the continued build-out of our footprint and presence in our European markets.
Shared Resources/Eliminations
We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate most of these net expenses to our segments. Since these allocations are set early in the year, and a portion is planned to be unallocated, unallocated balances may occur. Shared Resource loss before income taxes was $0.1 million for the third quarter of fiscal 2018 compared to income before income taxes of $1.4 million for the same period last year.
Nine Months Ended October 31, 2017 Compared to Nine Months Ended October 31, 2016
Consolidated Results
Revenue

	Nine Months Ended October 31,			Percent
	2017	2016	Decrease	Change
	(dollars in thousands)
Equipment	$551,752	$570,369	$(18,617)	(3.3)%
Parts	176,892	185,106	(8,214)	(4.4)%
Service	90,807	96,065	(5,258)	(5.5)%
Rental and other	43,879	43,919	(40)	(0.1)%
Total Revenue	$863,330	$895,459	$(32,129)	(3.6)%

The decrease in revenue for the first nine months of fiscal 2018 was primarily the result of our store closings associated with our Fiscal 2018 Restructuring Plan and the impact of incremental revenue associated with our expanded marketing of aged equipment inventory within our Agriculture and Construction segments in the first nine months of fiscal 2017. Approximately $41.0 million of equipment revenue was recognized in the first nine months of fiscal 2017 as the result of our expanded marketing plan of aged equipment inventory. The decrease in Agriculture and Construction segment revenue was partially offset by an increase in revenue in our International segment.
Gross Profit

	Nine Months Ended October 31,		Increase/	Percent
	2017	2016	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$42,352	$37,999	$4,353	11.5%
Parts	52,024	55,100	(3,076)	(5.6)%
Service	57,430	60,592	(3,162)	(5.2)%
Rental and other	11,397	11,216	181	1.6%
Total Gross Profit	$163,203	$164,907	$(1,704)	(1.0)%
Gross Profit Margin
Equipment	7.7%	6.7%	1.0%	14.9%
Parts	29.4%	29.8%	(0.4)%	(1.3)%
Service	63.2%	63.1%	0.1%	0.2%
Rental and other	26.0%	25.5%	0.5%	2.0%
Total Gross Profit Margin	18.9%	18.4%	0.5%	2.7%
Gross Profit Mix
Equipment	26.0%	23.0%	3.0%	13.0%
Parts	31.8%	33.5%	(1.7)%	(5.1)%
Service	35.2%	36.7%	(1.5)%	(4.1)%
Rental and other	7.0%	6.8%	0.2%	2.9%
Total Gross Profit Mix	100.0%	100.0%

The $1.7 million decrease in gross profit for the first nine months of fiscal 2018, as compared to the same period last year, was primarily due to lower revenue for the first nine months of fiscal 2018. The decrease in revenues was partially offset by an increase in gross profit margin percentage from 18.4% for the first nine months of fiscal 2017 to 18.9% for the first nine months of fiscal 2018, which was largely the result of improved equipment margins during the first nine months of fiscal 2018.
Our company-wide absorption for the first nine months of fiscal 2018 increased to 81.6% as compared to 79.9% during the same period last year, as our decrease in gross profit from parts, service and rental and other in fiscal 2018 was more than offset by a reduction in our fixed operating costs and floorplan interest expense.
Operating Expenses

	Nine Months Ended October 31,			Percent
	2017	2016	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$152,884	$159,132	$(6,248)	(3.9)%
Operating Expenses as a Percentage of Revenue	17.7%	17.7%	—%	—%
The $6.2 million decrease in operating expenses, as compared to the same period last year, was primarily the result of cost savings resulting from our Fiscal 2018 Restructuring Plan. The consistent level of operating expenses as a percentage of total revenue was primarily due to the decrease in total revenue in the first nine months of fiscal 2018, as compared to the same period last year, which negatively affected our ability to leverage our fixed operating costs.

Restructuring Costs

	Nine Months Ended October 31,			Percent
	2017	2016	Increase	Change
	(dollars in thousands)
Restructuring Costs	$10,480	$546	$9,934	n/m
The restructuring costs recognized for the first nine months of fiscal 2018, as compared to the same period last year are charges associated with the Company's restructuring plans and associated exit costs, including accruals for lease terminations and remaining lease obligations, termination benefits, and the costs associated with relocating certain assets of our closed stores. The Company anticipates recognizing approximately $1.5 million of additional restructuring costs during the remainder of fiscal 2018.
Other Income (Expense)

	Nine Months Ended October 31,		Increase/	Percent
	2017	2016	(Decrease)	Change
	(dollars in thousands)
Interest income and other income	$1,840	$1,251	$589	47.1%
Floorplan interest expense	(6,719)	(10,843)	(4,124)	(38.0)%
Other interest expense	(6,694)	(5,930)	764	12.9%

The decrease in floorplan interest expense for the first nine months of fiscal 2018, as compared to the same period last year, was primarily due to a decrease in our average interest-bearing inventory in the first nine months of fiscal 2018. For the first nine months of fiscal 2017, other interest expense included $3.1 million of gains recognized as a result of our repurchases of $54.3 million face value of senior convertible notes. Interest expense associated with our senior convertible notes, which is reflected in other interest expense, decreased $2.2 million in the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017 due to interest savings resulting from our repurchases of our senior convertible notes. Other interest expense also includes $0.4 million of debt issuance cost write-offs recognized in the first nine months of fiscal 2018 as a result of our election to reduce the maximum available credit under our Wells Fargo Credit Agreement.
Provision for (Benefit from) Income Taxes

	Nine Months Ended October 31,			Percent
	2017	2016	Increase	Change
	(dollars in thousands)
Provision for (Benefit from) Income Taxes	$(3,000)	$(3,997)	$(997)	n/m

Our effective tax rate was 25.6% for the first nine months of fiscal 2018 and 38.8% for the same period last year. The difference in our effective tax rate is primarily due to the change in mix of our domestic and foreign income or losses before income taxes in relation to our total loss before income taxes, and the impact of valuation allowances recognized for deferred tax assets, including net operating losses, in certain of our domestic and international jurisdictions.
Segment Results
Certain financial information for our Agriculture, Construction and International business segments is set forth below. “Shared Resources” in the table below refers to the various unallocated income/(expense) items that we have retained at the general corporate level. Revenue between segments is immaterial.

	Nine Months Ended October 31,		Increase/	Percent
	2017	2016	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$488,716	$538,060	$(49,344)	(9.2)%
Construction	214,252	241,922	(27,670)	(11.4)%
International	160,362	115,477	44,885	38.9%
Total	$863,330	$895,459	$(32,129)	(3.6)%

Income (Loss) Before Income Taxes
Agriculture	$(5,870)	$(9,881)	$4,011	40.6%
Construction	(4,076)	(1,523)	(2,553)	(167.6)%
International	3,331	(88)	3,419	*N/M
Segment income (loss) before income taxes	(6,615)	(11,492)	4,877	42.4%
Shared Resources	(5,119)	1,199	(6,318)	(526.9)%
Total	$(11,734)	$(10,293)	$(1,441)	(14.0)%
Agriculture
Agriculture segment revenue for the first nine months of fiscal 2018 decreased 9.2% compared to the same period last year. The revenue decrease was primarily due to a decrease in revenue resulting from the impact of our store closings associated with our Fiscal 2018 Restructuring Plan. Agriculture same-store sales decreased 0.5% compared to the same period last year.
Agriculture segment loss before income taxes was $5.9 million for the first nine months of fiscal 2018 compared to loss before income taxes of $9.9 million over the first nine months of fiscal 2017. The decrease in segment loss before income taxes was largely the result of higher gross profit margins on equipment revenue, operating expense savings as a result of our Fiscal 2018 Restructuring Plan and a decrease in floorplan interest expense as the result of a decrease in our interest-bearing inventory in the first nine months of fiscal 2018. These cost savings were partially offset by $7.1 million of restructuring costs recognized in the first nine months of fiscal 2018.
Construction
Construction segment revenue for the first nine months of fiscal 2018 decreased 11.4% compared to the same period last year. The revenue decrease was due to a Construction same-store sales decrease of 10.7% compared to the same period last year and was primarily the result of decreased equipment revenue resulting from the impact of the incremental revenue associated with our expanded marketing of aged equipment inventory that occurred in the first nine months of fiscal 2017, which totaled approximately $19.3 million.
Our Construction segment loss before income taxes was $4.1 million for the first nine months of fiscal 2018 compared to $1.5 million for the first nine months of fiscal 2017. The decline in segment results was primarily due to the decrease in revenue noted above and increased restructuring costs, but partially offset by decreases in operating expenses and floorplan interest expense. Restructuring costs recognized in the first nine months of fiscal 2018 were $2.0 million. The decrease in operating expenses reflects cost savings associated with our Fiscal 2018 Restructuring Plan, and the decrease in floorplan interest expense is the result of a decrease in our average interest-bearing inventory in the first nine months of fiscal 2018 as compared to the first nine months of fiscal 2017. The dollar utilization of our rental fleet in the first nine months of fiscal 2018 was 23.8%, with the 24.4% in the first nine months of fiscal 2017.
International
International segment revenue for the first nine months of fiscal 2018 increased 38.9% compared to the same period last year primarily due to increased equipment revenue. Equipment revenue increased in the first nine months of fiscal 2018 primarily due to the build-out of our footprint, availability of subvention funds and positive crop conditions in certain of our markets.
Our International segment income before income taxes was $3.3 million for the first nine months of fiscal 2018 compared to segment loss before income taxes of $0.1 million for the same period last year. The increase in segment income before income taxes was primarily due to the increase in segment revenue as noted above, but partially offset by an increase in operating expenses resulting from the continued build-out of our footprint and presence in our European markets.

Shared Resources/Eliminations
We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate most of these net expenses to our segments. Since these allocations are set early in the year, and a portion is planned to be unallocated, unallocated balances may occur. Shared Resource loss before income taxes was $5.1 million for the first nine months of fiscal 2018 compared to income before income taxes of $1.2 million for the same period last year. For the first nine months of fiscal 2018, loss before income taxes was impacted by $1.2 million in restructuring costs related to the Fiscal 2018 Restructuring Plan and $0.6 million in floorplan interest expense related to the interest rate swap termination and reclassification. For the first nine months of fiscal 2017, income before taxes included a $3.1 million gain recognized as a result of our repurchases of $54.3 million face value of senior convertible notes.
Non-GAAP Financial Measures
To supplement net income (loss) including noncontrolling interest and our earnings (loss) per share - diluted ("Diluted EPS"), both GAAP measures, we present adjusted net income (loss) including noncontrolling interest and adjusted Diluted EPS, both non-GAAP measures, which exclude the impact of impairments, gains or losses on repurchases of senior convertible notes, the write-off of debt issuance costs, restructuring costs associated with our realignment/store closings, reclassification of accumulated losses on our interest rate swap and foreign currency remeasurement losses in Ukraine resulting from a devaluation of the UAH, and gains on insurance recoveries. We believe that the presentation of adjusted net income (loss) including noncontrolling interest and adjusted Diluted EPS is relevant and useful to our management and investors because it provides a measurement of earnings on activities that we consider to occur in the ordinary course of our business. Adjusted net income (loss) including noncontrolling interest and adjusted Diluted EPS should be evaluated in addition to, and not considered a substitute for, or superior to, the most comparable GAAP measure. In addition, other companies may calculate these non-GAAP measures in a different manner, which may hinder comparability of our results with those of other companies.

The following tables reconcile (i) net income (loss) including noncontrolling interest, a GAAP measure, to adjusted net income (loss) including noncontrolling interest and (ii) Diluted EPS, a GAAP measure, to adjusted Diluted EPS:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
	(dollars in thousands, except per share data)
Net Income (Loss) Including Noncontrolling Interest
Net Income (Loss) Including Noncontrolling Interest	$2,384	$264	$(8,734)	$(6,296)
Adjustments
Impairment	131	275	131	275
(Gain) Loss on Repurchase of Senior Convertible Notes	18	(1,028)	(22)	(3,130)
Debt Issuance Cost Write-Off	—	624	416	624
Restructuring Costs	2,456	—	10,349	271
Ukraine Remeasurement (1)	—	—	—	195
Interest Rate Swap Termination & Reclassification	—	—	631	—
Gain on Insurance Recoveries	—	(586)	—	(586)
Total Pre-Tax Adjustments	2,605	(715)	11,505	(2,351)
Less: Tax Effect of Adjustments (2)	895	(285)	4,010	(1,018)
Plus: Income Tax Valuation Allowance	325	—	525	—
Total Adjustments	2,035	(430)	8,020	(1,333)
Adjusted Net Income (Loss) Including Noncontrolling Interest	$4,419	$(166)	$(714)	$(7,629)

Earnings (Loss) per Share - Diluted
Earnings (Loss) per Share - Diluted	$0.11	$0.01	$(0.40)	$(0.27)
Adjustments (3)
Impairment	0.01	0.01	0.01	0.01
(Gain) Loss on Repurchase of Senior Convertible Notes	—	(0.04)	—	(0.15)
Debt Issuance Cost Write-Off	—	0.03	0.02	0.02
Restructuring Costs	0.11	—	0.48	0.01
Ukraine Remeasurement (1)	—	—	—	0.01
Interest Rate Swap Termination & Reclassification	—	—	0.03	—
Gain on Insurance Recoveries	—	(0.03)	—	(0.03)
Total Pre-Tax Adjustments	0.12	(0.03)	0.54	(0.13)
Less: Tax Effect of Adjustments (2)	0.04	(0.01)	0.19	(0.04)
Plus: Income Tax Valuation Allowance	0.01	—	0.02	—
Total Non-GAAP Adjustments	0.09	(0.02)	0.37	(0.09)
Adjusted Earnings (Loss) per Share - Diluted	$0.20	$(0.01)	$(0.03)	$(0.36)
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
Equipment Inventory and Floorplan Payable Credit Facilities
As of October 31, 2017, the Company had discretionary floorplan payable lines of credit for equipment purchases totaling approximately $727.4 million, which included a $140.0 million Floorplan Payable Line under the Wells Fargo Credit Agreement, a $450.0 million credit facility with CNH Industrial Capital, a $30.0 million credit facility with DLL Finance and the U.S. dollar equivalent of $107.4 million in credit facilities related to our foreign subsidiaries. Floorplan payables relating to these credit facilities totaled approximately $306.6 million of the total floorplan payable balance of $322.4 million outstanding as of October 31, 2017.
In May 2017, as a result of the Company's ongoing equipment inventory reduction and related reduction in floorplan financing needs, the Company provided notice to Wells Fargo of its election to reduce the maximum credit amount available under the Wells Fargo Credit Agreement from an aggregate of $275.0 million to an aggregate of $200.0 million, comprised of a $70.0 million reduction in the Floorplan Payable Line, from $210.0 million to $140.0 million, and a $5.0 million reduction in the Working Capital Line, from $65.0 million to $60.0 million. Also, in September 2017, the Company also provided notice to DLL Finance of its election to reduce the maximum credit amount available under the DLL Finance credit facility from $45.0 million to $30.0 million.
In September 2017, we entered into amendments of both our DLL Finance credit facility and our CNH Industrial Capital credit facility, in each case decreasing the minimum fixed charge coverage ratio from 1.25:1.00 to 1.10:1.00.
Our equipment inventory turnover was 1.7 for the four quarters ended October 31, 2017 compared to 1.1 for the four quarters ended October 31, 2016. The improvement in our equipment inventory turnover was driven by a 10.9% reduction in equipment inventory from October 31, 2016 to October 31, 2017; however, this decrease was partially offset by lower equipment sales in the four-quarter period ended October 31, 2017. Our equity in equipment inventory, which reflects the portion of our equipment inventory balance that is not financed by floorplan payables, decreased to 29.6% as of October 31, 2017 from 41.1% as of January 31, 2017.
Adequacy of Capital Resources
Our primary uses of cash have been to fund our operating activities, including the purchase of inventories and providing for other working capital needs, meeting our debt service requirements, making payments due under our various leasing arrangements, funding capital expenditures, including rental fleet assets, and, from time to time, opportunistically repurchasing our outstanding senior convertible notes. Based on our current operational performance, we believe our cash flow from operations, available cash and available borrowings under our existing credit facilities will adequately provide our liquidity needs for, at a minimum, the next 12 months. Our main financing arrangements, in which we had discretionary floorplan lines of credit totaling approximately $727.4 million as of October 31, 2017, are described in Note 4 of the notes to our consolidated financial statements. As of October 31, 2017, we were in compliance with the financial covenants under our credit agreements, and we were not subject to the fixed charge coverage ratio covenant under the Wells Fargo Credit Agreement as our adjusted excess availability plus eligible cash collateral (as defined therein) was not less than 15% of the total amount of the credit facility as of October 31, 2017. While not expected to occur, if anticipated operating results create the likelihood of a future covenant violation, we would expect to work with our lenders on an appropriate modification or amendment to our financing arrangements.
Cash Flow
Cash Flow Provided By Operating Activities
Net cash provided by operating activities was $56.0 million for the nine months ended October 31, 2017, compared to $74.4 million for the nine months ended October 31, 2016. Net cash provided by operating activities for the nine month periods ending October 31, 2017 and 2016 was primarily attributable to a changing mix of manufacturer versus non-manufacturer floorplan financing, an increase in inventory of $51.5 million for the nine months ended October 31, 2017 compared to a decrease in inventory of $81.8 million for the nine months ended October 31, 2016, and other changes in working capital.
We evaluate our cash flow from operating activities net of all floorplan activity and maintaining a constant level of equity in our equipment inventory. Taking these adjustments into account, our adjusted cash flow used by operating activities was $10.8 million for the nine months ended October 31, 2017 and adjusted cash flow provided by operating activities was $34.4 million for the nine months ended October 31, 2016. The decrease in adjusted cash flow is primarily the result of a higher stocking of new equipment inventories in the first nine months of fiscal 2018 and the impact of cash generated from the sale of no trade equipment arising from our expanded marketing of aged equipment inventory in fiscal 2017. See the Adjusted Cash Flow Reconciliation below for a reconciliation of this non-GAAP financial measure to the GAAP measure of cash flow provided by operating activities.
Cash Flow Used For Investing Activities
Net cash used for investing activities was $18.9 million for the nine months ended October 31, 2017, compared to $7.0 million for the nine months ended October 31, 2016. Cash used for investing activities was primarily for the purchase of rental fleet and property and equipment, net of any proceeds from the sale of property and equipment.
Cash Flow Used For Financing Activities
Net cash used for financing activities was $46.9 million for the nine months ended October 31, 2017 compared to $104.6 million for the nine months ended October 31, 2016. For the nine months ended October 31, 2017, net cash used for financing activities was the result of paying down our non-manufacturer floorplan payables and the use of $29.1 million of cash to repurchase senior convertible notes. We may, from time to time, continue to repurchase our senior convertible notes depending on prevailing market conditions, our available liquidity and other factors. These repurchases may be material to our consolidated financial statements. For the nine months ended October 31, 2016, net cash used for financing activities primarily resulted from paying down our non-manufacturer floorplan payables and the use of $46.0 million to repurchase senior convertible notes.
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

Adjusted Cash Flow is also impacted by the change in our equity in equipment inventory, which reflects the portion of our equipment inventory balance that is not financed by floorplan payables. Equity in equipment inventory decreased to 29.6% as of October 31, 2017 from 41.1% as of January 31, 2017, and increased to 27.6% as of October 31, 2016 from 24.8% as of January 31, 2016. We analyze our cash flow provided by operating activities by assuming a constant level of equipment inventory financing throughout each respective fiscal year. The adjustment eliminates the impact of this fluctuation of equity in our equipment inventory, and is equal to the difference between our actual level of equity in equipment inventory at each period end presented on the consolidated statements of cash flows, compared to the actual level of equity in equipment inventory at the beginning of the fiscal year.

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

	Net Cash Provided by (Used for) Operating Activities		Net Cash Used for Financing Activities
	Nine Months Ended October 31, 2017	Nine Months Ended October 31, 2016	Nine Months Ended October 31, 2017	Nine Months Ended October 31, 2016
	(in thousands)		(in thousands)
Cash Flow, As Reported	$56,031	$74,398	$(46,939)	$(104,638)
Adjustment for Non-Manufacturer Floorplan Net Payments	(14,357)	(54,478)	14,357	54,478
Adjustment for Constant Equity in Equipment Inventory	(52,506)	14,503	—	—
Adjusted Cash Flow	$(10,832)	$34,423	$(32,582)	$(50,160)
Adjusted net cash flow provided by (used for) operating activities and adjusted net cash used for financing activities should be evaluated in addition to, and not considered a substitute for, or superior to, the GAAP measures of net cash provided by (used for) operating and financing activities.
Certain Information Concerning Off-Balance Sheet Arrangements
As of October 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. In the normal course of our business activities, we lease real estate, vehicles and equipment under operating leases.
FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Forward-looking statements are contained in this Quarterly Report on Form 10-Q, including in “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations,” as well as in our Annual Report on Form 10-K for the year ended January 31, 2017, and in other materials filed or to be filed by the Company with the Securities and Exchange Commission (and included in oral statements or other written statements made or to be made by the Company).
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
Interest Rate Risk
Exposure to changes in interest rates results from borrowing activities used to fund operations. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. We have both fixed and floating rate financing. Some of our floating rate credit facilities contain minimum rates of interest to be charged. Based upon our interest-bearing balances and interest rates as of October 31, 2017, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $1.6 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $1.6 million. At October 31, 2017, we had floorplan payables of $322.4 million, of which approximately $148.3 million was variable-rate floorplan payable and $174.1 million was non-interest bearing. In addition, at October 31, 2017, we had total long-term debt, including our senior convertible notes, of $98.2 million, of which $13.0 million was variable-rate debt and $85.2 million was fixed rate debt.
Foreign Currency Exchange Rate Risk
Our foreign currency exposures arise as the result of our foreign operations. We are exposed to transactional foreign currency exchange rate risk through our foreign entities’ holding assets and liabilities denominated in currencies other than their functional currency. In addition, the Company is exposed to foreign currency transaction risk as a result of certain intercompany financing transactions. The Company attempts to manage its transactional foreign currency exchange rate risk through the use of derivative financial instruments, primarily foreign exchange forward contracts, or through natural hedging instruments. Based upon balances and exchange rates as of October 31, 2017, holding other variables constant, we believe that a hypothetical 10% increase or decrease in all applicable foreign exchange rates would not have a material impact on our results of operations or cash flows. As of October 31, 2017, our Ukrainian subsidiary had $2.8 million of net monetary assets denominated in Ukrainian hryvnia (UAH). We have attempted to minimize our net monetary asset position in Ukraine through reducing overall asset levels in Ukraine and through borrowing in UAH which serves as a natural hedging instrument offsetting our net UAH denominated assets. At certain times, currency and payment controls imposed by the National Bank of Ukraine have limited our ability to manage our net monetary asset position. The UAH devalued significantly during the six month period ended July 31, 2015, but has remained relatively stable since that time. Continued and significant devaluation of the UAH could have a material impact on our results of operations and cash flows.
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
ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not have any unregistered sales of equity securities during the fiscal quarter ended October 31, 2017.
ITEM 3.                DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.                MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.                OTHER INFORMATION
None.
ITEM 6.                EXHIBITS

Exhibits - See “Exhibit Index” on page immediately prior to signatures.

EXHIBIT INDEX
TITAN MACHINERY INC.
FORM 10-Q

No.	Description

10.1	Amendment No. 7 to the Amended and Restated Wholesale Financing Plan, dated as of October 5, 2017, by and between the registrant and DLL Finance LLC (f/k/a Agricredit Acceptance LLC)

10.2
Amendment dated October 5, 2017 to the Amended and Restated Wholesale Floor Plan Credit Facility and Security Agreement dated November 13, 2007, by and between the registrant and CNH Industrial Capital America LLC

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

101
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended October 31, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	December 7, 2017
TITAN MACHINERY INC.

		By	/s/ Mark Kalvoda
Mark Kalvoda
Chief Financial Officer
(Principal Financial Officer)