Form 10-K
period 2018-01-31
Titan Machinery Inc.
filed 2018-04-06
CIK 1409171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JANUARY 31, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of our common stock held by non-affiliates as of July 31, 2017 was approximately $330.1 million (based on the last sale price of $17.85 per share on such date as reported on the NASDAQ Global Select Market).
The number of shares outstanding of the registrant's common stock as of March 31, 2018 was 22,101,737 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant's 2018 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report.

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
We offer our customers a one-stop solution by providing equipment and parts sales, equipment repair and maintenance services, and rental functions in each store. Our full service approach provides us with multiple points of customer contact and cross-selling opportunities. We believe our mix of equipment sales and recurring parts and service sales, as well as our diverse geographic footprint, enables us to operate effectively throughout economic cycles. We also believe our scale, customer service, diverse and stable customer base, management reporting system and experienced management team provide us with a competitive advantage in many of our local markets.
Throughout our 38-year operating history, we have built an extensive, geographically contiguous network of 74 stores in the U.S. and 23 stores in Europe. Our Agriculture stores in the U.S. are located in Iowa, Minnesota, Nebraska, North Dakota and South Dakota and include several highly productive farming regions, such as the Red River Valley in eastern North Dakota and northwestern Minnesota, portions of the corn belt in Iowa, eastern South Dakota and southern Minnesota, and along the I-80 corridor in Nebraska, which sits on top of the Ogallala Aquifer. Our Construction stores are located in Arizona, Colorado, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, South Dakota, Wisconsin and Wyoming. Our International stores are located in the European countries of Bulgaria, Romania, Serbia and Ukraine.
We have a history of growth through acquisitions. Since January 1, 2003, we have completed over 50 acquisitions in 11 states and three European countries. We believe that there will continue to be opportunities for dealership consolidation in the future, and we expect that acquisitions will continue to be a component of our long-term growth strategy.
Industry Overview
Agricultural Equipment Industry
Agricultural equipment is purchased primarily by commercial farmers for the production of crops used for food, fiber, feed grain and feedstock for renewable energy. Agricultural equipment is also purchased by "life-style farmers" and for home and garden applications, and maintenance of commercial, residential and government properties. Deere & Company ("Deere"), CNH Industrial, and Agco Corporation ("AGCO") are the largest global manufacturers of agricultural equipment and supply a full line of equipment and parts that supply the primary machinery requirements of farmers. In addition to the major manufacturers, several short-line manufacturers produce specialized equipment that satisfy regional and niche requirements of farmers. Agricultural equipment manufacturers typically grant dealers in the U.S. sales and marketing areas with designated store locations to distribute their products.
We believe there are many factors that influence demand for agricultural equipment, parts and repair and maintenance services, including net farm income, commodity markets, production yields, interest rates, government policies, tax policies, weather and general economic conditions. Any of these conditions can change materially in a short time period, creating volatility in demand for our products and services. Federal legislation, such as the Farm Bill, attempts to stabilize the agriculture industry through various policies including (i) commodity programs consisting of direct, counter-cyclical and price support payments to farmers; (ii) conservation programs; (iii) crop insurance programs; and (iv) disaster relief programs. We believe that these various federal policies reduce financial volatility in the agriculture industry and assist farmers in continuing to operate their farms and equipment during economic down cycles.
Construction Equipment Industry
Construction equipment is purchased primarily for use in commercial, residential and infrastructure construction, as well as for agriculture, demolition, mining, energy production and forestry operations. Caterpillar, Inc., Deere, Komatsu Ltd., the Volvo Group, Terex Corporation, Doosan, and CNH Industrial are some of the largest global manufacturers of construction and industrial equipment. The market for construction equipment is segmented across multiple categories including earth moving, lifting, light industrial, asphalt and paving, and concrete and aggregate equipment. As with agricultural equipment, distribution of construction equipment in the U.S. is executed primarily by manufacturer authorized dealers.
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
CNH Industrial and industry reports show that demand for construction equipment in our markets is driven by several factors, including (i) public spending on roads, highways, sewer and water projects, and other public works projects; (ii) public and private expenditures for the energy and mining industries, which are driven in part by demand for fossil fuels, metals and other commodities; (iii) business conditions in the agriculture industry; and (iv) general economic and market conditions of the construction sector for residential and commercial buildings.
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
Field Operations
We have developed a functional organization under which we assign to specified geographic regions, within each of our Agricultural and Construction segments, “expert teams” focused on meeting customers’ needs in equipment and rental sales and after-market parts and service. We operate primarily through our store locations, but we also execute our service activities through deployment of mobile repair and service trucks. Each store is staffed by parts employees and service technicians, and are supervised by area managers. Our sales consultants are assigned sales territories and are supervised by area managers. Our Construction stores that offer rental services are staffed with area rental managers and rental sales representatives. Under our operating model, decision-making for customer-related issues is decentralized, with each area manager and/or store employee having substantial responsibility for matters such as negotiating sales prices for equipment, assisting with customers on parts and service transactions, customer satisfaction, and providing area market forecasts to be used in establishing appropriate inventory stocking levels, subject to parameters and objectives set forth by our shared resources group. We believe customers in our industry view local managers and sales and service personnel as important partners in operating their businesses. Therefore, we believe developing and supporting our expert teams enables us to grow same-store sales through fostering new customer relationships and maintaining existing customer relationships.

Shared Resources
Our shared resources group provides a range of services to support our stores, including information technology support, administration, marketing campaigns, human resources management, finance and insurance, central purchasing and used equipment inventory valuation, accounting, legal, data administration and cash management. We believe these functions can be run more efficiently when combined and can provide more sophisticated resources to our field employees than an independent dealership could support alone. We maintain accountability through our management reporting systems, which provide data on certain key operational and financial metrics on a daily basis, as well as a comprehensive review of financial performance on a monthly basis. We believe the services provided by our shared resources group enables our expert teams to achieve a higher level of customer service by freeing them from certain general and administrative functions. If we acquire new stores, we believe the shared services required to support these stores will grow at a lower rate than our overall growth in store count.
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

Superior Customer Service at the Local Level
Our actions to centralize numerous administrative functions has enabled our employees in the field to better focus on customer service as well as eliminating redundant operating expenses. Our centralized functions includes a professional marketing team that supports all aspects of brand and solution awareness, customer analytics and targeting, and lead generation through multichannel campaigns that typically incorporate digital marketing (email, website, search, social, syndication), direct mail, and regional and local advertising and sponsorships. Our marketing function also drives increased engagement and loyalty through participation in trade shows and industry events and communication and coordination for local store open houses, service clinics, equipment demonstrations, product showcases and customer appreciation outings.
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
Diverse and Stable Customer Base to Avoid Market Volatility
We believe our large and geographically diverse customer base limits our exposure to risks associated with customer concentration and fluctuations in local market conditions. We have long and stable relationships with our large and diverse customer base. During fiscal 2018, none of our customers accounted for more than 1.0% of our total revenue. Revenue from customers located outside of the United States is primarily included in our International segment, which represented 17.4%, 12.4% and 11.8% of total consolidated revenue during fiscal 2018, 2017 and 2016.
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
Experienced Management Team
Our executive team is led by David Meyer, our Board Chair and Chief Executive Officer, who has over 40 years of industry experience. Our segment leaders, other executive team members, managers in the field, and equipment sales consultants also have extensive knowledge and experience in our industry. We compensate, develop and review our managers and sales employees based on an approach that aligns their incentives with the goals and objectives of our company, including achievement of revenue, profitability, market share and balance sheet objectives. We believe the strength of our management team will increase our success in the marketplace.
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
Strategic Acquisitions
Since January 1, 2003, we have completed over 50 acquisitions in 11 states and three European countries. The agricultural and construction equipment industries are fragmented and consist of many relatively small, independent businesses servicing discrete local markets. We believe a favorable climate for dealership consolidation will exist in the future due to several factors, including the competitiveness of our industry, increased dealer capitalization requirements, increased technology and resulting sophistication and complexity of equipment, increased expectations from growers and original equipment manufacturers, and the lack of succession alternatives for current owners. We intend to continue to evaluate and pursue acquisitions with the objectives of entering new markets, in addition to consolidating distribution within our existing network, and strengthening our competitive position. We expect that acquisitions will continue to be a component of our long-term growth strategy.
We regularly assess the acquisition landscape, evaluating potential acquisition candidates in terms of availability and alignment to our long-term growth strategy. Typically, we have acquired only the working capital and fixed assets that we believe are necessary to run an efficient store and we do not generally assume any indebtedness. On occasion we have acquired all of the outstanding equity of a company. Acquisitions are typically financed with available cash balances, floorplan payables and long-term debt.
The consent of CNH Industrial is required to acquire any CNH Industrial dealership. The consent of our lender group, led by Wells Fargo Bank, National Association (collectively referred to as "Wells Fargo") is required for the acquisition of dealerships meeting certain thresholds or other criteria defined in our Second Amended and Restated Credit Facility, as amended (the "Wells Fargo Credit Agreement").
Suppliers
CNH Industrial—Case IH Agriculture, Case Construction, New Holland Agriculture and New Holland Construction
We have been an authorized dealer of CNH Industrial equipment since our inception in 1980. According to CNH Industrial, we are the largest retail dealer of Case IH Agriculture equipment in the world, the largest retail dealer of Case Construction equipment in North America, and a major retail dealer of New Holland Agriculture and New Holland Construction equipment in the U.S. In fiscal 2018, CNH Industrial supplied approximately 77% of the new equipment sold in our Agriculture segment, 65% of the new equipment sold in our Construction segment, and 69% of the new equipment sold in our International segment.
CNH Industrial is a publicly-traded, global leader in the agricultural and construction equipment industries based on industry market share data. In 2017, CNH Industrial generated $13.8 billion in revenue from its equipment operations. In addition, CNH Industrial provides financing and insurance products and services to its end-user customers and authorized dealers through its affiliated business unit, CNH Industrial Capital America, LLC ("CNH Industrial Capital").
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
We believe that our relationship with CNH Industrial is more than a typical supply relationship; it is strategic for both our company and CNH Industrial. In that regard, it is in each company's interest to maintain and develop the longstanding strong relationship we share.
Dealership Agreements
We have entered into separate dealership agreements with CNH Industrial to sell and service the Case IH Agriculture, New Holland Agriculture, Case Construction and New Holland Construction brands (collectively the “CNH Industrial Dealer Agreements”). During 2017, we entered into new CNH Industrial Dealer Agreements. As part of our entry into these new agreements, separate CNH Industrial Dealer Agreements were entered into for each of the Company’s North American stores or store complexes. The terms and conditions of these new CNH Industrial Dealer Agreements are substantially similar to the terms of the prior dealership agreements with CNH Industrial.
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
Under our CNH Industrial Dealer Agreements, we have both the right and obligation to sell the manufacturer’s equipment and related parts and products and provide customers with services. The CNH Industrial Dealer Agreements impose various requirements on us regarding the location and appearance of facilities, satisfactory levels of new equipment and parts inventories, the training of personnel, adequate business enterprise and information technology system, adequate working capital, maximum adjusted debt to tangible net worth ratio, development of annual sales and marketing goals, and furnishing of monthly and annual financial information. We must obtain the approval or consent of CNH Industrial in the event of proposed fundamental changes to our ownership, governance or business structure (defined as "change in control" events) including, among other things, (i) a merger, consolidation or reorganization, unless securities representing more than 50% of the total combined voting power of the successor corporation are immediately owned, directly or indirectly, by persons that owned our securities prior to the transaction; (ii) a sale of all or substantially all of our assets; (iii) any transaction or series of transactions resulting in a person or affiliated group acquiring 30% or more of the combined voting power of our securities or, in the case of a competitor of CNH Industrial, 20% or more of the combined voting power of our securities; (iv) a substantial disposition of shares of our common stock by certain named executives; (v) certain significant changes in the composition of our Board of Directors; and (vi) replacement of our Chief Executive Officer. The CNH Industrial Dealer Agreements do not establish mandatory minimum or maximum retail pricing for our equipment or parts sales or service offerings.
The Case IH Agricultural dealership agreement and the Case Construction dealership agreement have fixed terms expiring on December 31, 2027, and renew automatically for successive 5-year terms unless either party notifies the other party of its intention not to renew or otherwise exercises its termination rights under the agreement. The New Holland dealership agreement has a fixed term expiring December 31, 2019, with automatic 1-year renewals unless either party notifies the other party of its intention not to renew or otherwise exercises its termination rights under the agreement. CNH Industrial has the right to terminate its dealer agreements with us immediately in certain circumstances, including in the event of (i) our insolvency or bankruptcy, (ii) a material breach by us of the provisions of a CNH Industrial Dealer Agreement or (iii) our failure to secure the consent of CNH Industrial prior to the occurrence of “change in control” events. The CNH Industrial Dealer Agreements governing Case Construction equipment grants CNH Industrial the right to terminate these CNH Industrial Dealer Agreements for any reason upon 120 days written notice. In addition, we have the right to terminate any of the CNH Industrial Dealer Agreements at any time, with or without cause, upon 60 days prior written notice. Subject to protections provided under state dealer protection laws, in the event that CNH Industrial offers a new dealer agreement or an amendment to the existing CNH Industrial Dealer Agreements to all authorized CNH Industrial dealers located in the state, CNH Industrial is permitted to terminate our existing CNH Industrial Dealer Agreements for stores located in that state upon at least 180 days’ prior written notice if we refuse or otherwise fail to enter into such new agreements or amendments. In addition, to the extent CNH Industrial determines that the Company is not meeting its obligations under the CNH Industrial Dealer Agreement with respect to a particular product, CNH Industrial may, upon 60 days prior written notice to us, remove such product from the authorized product list allowed to be sold or serviced by us. In the event of termination of any of the CNH Industrial Dealer Agreements, CNH Industrial is obligated to repurchase the inventory of the CNH Industrial brand applicable to the agreement being terminated. The CNH Industrial Dealer Agreements generally do not include non-compete provisions that apply during or after the term of such agreements or limit our operations apart from our designated CNH Industrial dealership store locations. Our CNH Dealer Agreements for Case Construction equipment, absent consent of CNH Industrial, restrict our ability to sell competing products (new equipment and parts) of other manufacturers at our Case dealership store locations during the term of such agreements. Our CNH Industrial Dealer Agreements require us to operate separately from our CNH Industrial dealership business, any material business activities not related to sales of CNH Industrial products or services to customers in agricultural, construction, industrial or similar markets.
The CNH Industrial Dealer Agreements and industry practices generally provide that payment on equipment and parts purchased from CNH Industrial entities is due within 30 days and is typically subject to floorplan payable financing. CNH Industrial makes available to us any floorplan programs, parts return programs, sales or incentive programs or similar plans or programs it offers to its other dealers, and provides us with promotional items and marketing materials.

Our CNH Dealer Agreements for our European operations are substantially similar in structure to our North America agreements. However, the European countries in which we operate do not provide dealer protection laws as is the case in the U.S.
Other Suppliers
In addition to products supplied by CNH Industrial, we sell a variety of new equipment, parts and attachments supplied by other manufacturers. These products tend to address specialized niche markets and complement the CNH Industrial products we sell by filling gaps in the CNH Industrial line of products. We believe our offering of products for specialized niche markets supports our goal of being a one-stop solution for equipment needs at each of our stores. Approximately 28% of our total new equipment sales in fiscal 2018 resulted from sales of products manufactured by companies other than CNH Industrial, with our single largest manufacturer other than CNH Industrial representing approximately 2% of our total new equipment sales. The terms of our arrangements with these other suppliers vary, but most of the dealership agreements contain termination provisions allowing the supplier to terminate the agreement after a specified notice period, which is typically 30 days. Payment and financing practices with these other suppliers are similar to those practices described above with respect to CNH Industrial entities.
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
Equipment Sales
We sell new agricultural and construction equipment manufactured under the CNH Industrial family of brands as well as equipment from a variety of other manufacturers. The used equipment we sell is primarily acquired through trade-ins from our customers. The agricultural equipment we sell and service includes tractors, combines and attachments, application equipment and sprayers, planting and seeding equipment, tillage equipment, hay and forage equipment, and precision farming technology and related equipment. The construction equipment we sell and service includes compact track loaders, compaction equipment, cranes, crawler dozers, excavators, forklifts, loader/backhoes, loader/tool carriers, motor graders, skid steer loaders, telehandlers and wheel loaders. We sell new and used equipment through our in-house retail sales team, which is organized by geography and operating segment. In certain circumstances, we also sell aged equipment through the use of alternative channels such as onsite and online auctions. We believe this organizational structure improves the effectiveness of our sales team, better serves our customers and helps us negotiate advantageous trade-in purchase terms. Equipment sales generate cross-selling opportunities for us by populating our markets with equipment we repair and maintain and for which we sell parts. Equipment revenue represented 66.9%, 65.7% and 67.7% of total revenue for the years ended January 31, 2018, 2017 and 2016.
Parts Sales
We sell a broad range of maintenance and replacement parts for brands of equipment that we sell, other makes of equipment, and other types of equipment and related components. We maintain an extensive in-house parts inventory to provide timely parts and repair and maintenance support to our customers. We generally are able to acquire out-of-stock parts directly from manufacturers within two business days. Our parts sales provide us with a relatively stable revenue stream that is less sensitive to economic cycles than our equipment sales. Parts revenue represented 18.4%, 19.3% and 17.9% of total revenue for the years ended January 31, 2018, 2017 and 2016.
Repair and Maintenance Services
We provide repair and maintenance services, including warranty repairs, for our customers' equipment. Each of our stores includes service bays staffed by trained service technicians. Our technicians are also available to make off-site repairs at the customers' locations. In addition, we provide proactive and comprehensive customer service by maintaining service histories for each piece of equipment owned by our customers, maintaining 24/7 service hours in times of peak equipment usage, providing on-site repair services, scheduling off-season maintenance activities with customers, notifying customers of periodic service requirements and providing training programs to customers to educate them on standard maintenance requirements. At the time equipment is purchased, we also offer customers the option of purchasing extended warranty protection provided by our suppliers. Our after-market services have historically provided us with a high-margin, relatively stable source of revenue through changing economic cycles. Service revenue represented 9.8%, 10.2%, 9.3% of total revenue for the years ended January 31, 2018, 2017 and 2016.

Equipment Rental and Other Business Activities
We rent equipment to our customers, primarily in the Construction segment, on a short-term basis for periods ranging from a few days to a few months. We actively manage the size, quality, age and composition of our rental fleet and use our information technology systems to closely monitor and analyze customer demand and rate trends. We maintain the quality of our fleet through our on-site parts and services support and dispose of rental equipment through our retail sales force. Our rental activities create cross-selling opportunities for us in equipment sales, including rent-to-own purchase options. In addition, we provide ancillary equipment support activities such as equipment transportation, GPS signal subscriptions in connection with precision farming, farm data management products, and CNH Industrial Capital finance and insurance products. Rental and other revenue represented 4.9%, 4.8% and 5.1% of total revenue for the years ended January 31, 2018, 2017 and 2016.
Geographic Information
Revenue generated from customers located in the U.S. totaled $1.0 billion, $1.1 billion and $1.2 billion for the years ended January 31, 2018, 2017 and 2016. Revenue generated from customers located outside of the United States is primarily included in our International segment, which totaled $208.9 million, $150.3 million and $162.1 million for the years ended January 31, 2018, 2017 and 2016. As of January 31, 2018 and 2017, $152.7 million and $159.2 million of our long-lived assets were held in the U.S. As of January 31, 2018 and 2017, $4.8 million and $3.6 million of our long-lived assets were held in our European subsidiaries.
Customers
Our North America agriculture customers vary from small, single machine owners to large farming operations, primarily in the states of Iowa, Minnesota, Nebraska, North Dakota and South Dakota. In fiscal 2018, no single agriculture customer accounted for more than 2.0% of our Agriculture revenue.
Our Construction customers include a wide range of construction contractors, public utilities, mining and energy companies, farmers, municipalities and maintenance contractors, primarily in the states of Arizona, Colorado, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, South Dakota, Wisconsin and Wyoming. They vary from small, single machine owners to large firms. In fiscal 2018, no single construction customer accounted for more than 1.0% of our Construction revenue.
Our International customers vary from small, single machine owners to large farming operations, primarily in the European countries of Bulgaria, Romania, Serbia and Ukraine. We also sell Case construction equipment in Bulgaria, Ukraine, and Romania. In fiscal 2018, no single international customer accounted for more than 2.0% of our International revenue.
Our stores and mobile service trucks enable us to efficiently service local and regional customers. We believe our operating model enables us to satisfy customer requirements and increase revenue through cross-selling opportunities presented by the various products and services that we offer.
Floorplan Payable Financing
We attempt to maintain at each store, or have readily available at other stores in our network, sufficient new equipment inventory to satisfy customer demand. Inventory levels fluctuate throughout the year and tend to increase before the primary sales seasons for agricultural equipment. The cost of financing our inventory is an important factor affecting our financial results.
CNH Industrial Capital
CNH Industrial Capital offers floorplan payable financing to CNH Industrial dealers to finance the purchase of inventory from CNH Industrial and for used equipment inventory purchased on trade-ins from our customers. CNH Industrial Capital provides this financing in part to enable dealers to carry representative inventories of equipment and encourage the purchase of goods by dealers in advance of seasonal retail demand. CNH Industrial Capital charges variable market rates of interest based on the prime rate on balances outstanding after any interest-free periods and receives a security interest in inventory and other assets. Interest-free periods can be up to four months in duration for both new and used agriculture and construction equipment. CNH Industrial Capital also provides floorplan financing for used equipment accepted in trade, repossessed equipment and approved equipment from other suppliers, and receives a security interest in such equipment. As of January 31, 2018, we had a $450.0 million floorplan credit facility with CNH Industrial Capital. In April 2018, the Company entered into an amendment to the credit facility to decrease available borrowings under this facility to $350.0 million.

Other Financing Sources for Equipment
As of January 31, 2018, we had the Wells Fargo Credit Agreement, which includes a $140.0 million wholesale floorplan line of credit, a $30.0 million credit facility with DLL Finance LLC ("DLL Finance"), and the U.S. dollar equivalent of $108.1 million in credit facilities available to our foreign subsidiaries to finance equipment inventory purchases.
In addition, financing also may be available through floorplan payable financing programs offered by manufacturers and suppliers, or their third party lenders, from which we purchase equipment inventory.
Sales and Marketing
As part of the Titan Operating Model, we have centralized sales support and marketing management. All of our stores benefit from our centralized media buys, strategic planning, sales support and training. In addition, we provide our regional and area managers and their sales teams with flexibility to develop localized sales and marketing strategies.
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
Print, Broadcast and Web-Based Advertising Campaigns
Each year we initiate several targeted direct mail, print and broadcast advertising and marketing campaigns. CNH Industrial and other suppliers periodically provide us with advertising funds, which we primarily use to promote new equipment, parts and financing programs. We will continue to explore and launch additional sales channels as appropriate, including, for example, additional internet-based efforts.
Channels for Selling Aged Equipment Inventory
In certain circumstances, we also sell aged equipment inventories through the use of alternative channels such as onsite and online auctions.

Competition
The agricultural and construction equipment sales and distribution industries are highly competitive and fragmented, with large numbers of companies operating on a regional or local scale. Our competitors range from multi-location, regional operators to single-location, local dealers and include dealers and distributors of competing equipment brands, including Deere, Caterpillar and the AGCO brands, as well as other dealers and distributors of the CNH Industrial family of brands. Competition among equipment dealers, whether they offer agricultural or construction products or both, is primarily based on the price, value, reputation, quality and design of the products, the customer service and repair and maintenance service provided by the dealer, the availability of equipment and parts, and the accessibility of stores. While we believe we compete favorably on each of the identified competitive factors, our sales and margins may be impacted by (i) aggressive pricing competition through manufacturer discount programs or other competitive pricing tactics, (ii) our ability to obtain higher service gross margins based on our service quality and reputation and (iii) our ability to attract new and maintain existing customers based on the availability and quality of the products we offer and our local relationships and reputation.
The number of agricultural and construction equipment dealers operating on a regional scale is limited and we are one of the principal regional-scale agricultural and construction equipment dealers in the U.S. The primary regional-scale equipment dealers with whom we compete in the U.S. include RDO Equipment Co., Butler Machinery, Ziegler Inc., Brandt Holdings Co., Wagner Equipment Co., and Van Wall Equipment.
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
Our customer relationship management ("CRM") system provides sales and customer information and other organizational tools to assist our sales activities. We maintain an extensive customer database that allows us to monitor the status and maintenance history of our customers' equipment and enables us to more effectively provide parts and services to meet their needs. We also use our CRM system and customer database to monitor sales information and customer demand.
The data we store in our ERP and CRM systems is backed-up on a daily basis and stored at an off-site location. If these systems were to become inoperable, we would be able to continue operations through an off-site data center. Further, we own the software and hardware necessary to operate the ERP system and have employees trained to manage and maintain the software. In some cases, we rely on external support through the use of third-party consultants to make updates or enhancements to our ERP system as we deem necessary.
Corporate Information
We were incorporated as a North Dakota corporation in 1980 and reincorporated in Delaware in December 2007 prior to our initial public offering. Our executive offices are located at 644 East Beaton Drive, West Fargo, ND 58078-2648. Our telephone number is (701) 356-0130. We maintain a website at www.titanmachinery.com. Our SEC filings are available on the Investor Relations page of our website or at www.sec.gov.
Intellectual Property
We have registered trademarks for certain names and designs used in our business and have trademark applications pending for certain others. We generally operate each of our stores under the Titan Machinery name. Case IH, Case and New Holland are registered trademarks of CNH Industrial, which we use in connection with advertisements and sales as authorized under our CNH Industrial Dealer Agreements. We also license trademarks and trade names of new equipment from other suppliers of equipment to us.
Product Warranties
Product warranties for new equipment and parts are provided by the original equipment manufacturer ("OEM"). The term and scope of these warranties vary greatly by OEM and by product. At the time equipment is purchased, we also offer customers the option of purchasing extended warranty protection provided by the OEM or through various third-party warranty providers. We are paid by the OEM for repairs we perform to equipment under warranty. We generally sell used equipment "as is" and without OEM warranty unless the original warranty period has not expired and is transferable. We also offer extended warranty programs through various third-party warranty providers on certain used equipment.
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
Seasonal weather trends, particularly severe wet or dry conditions, can have a significant impact on regional agricultural and construction market performance by affecting crop production yields and the ability to undertake construction projects. Weather conditions that adversely affect the agricultural or construction markets would have a negative effect on the demand for our products and services.
In addition, numerous external factors such as credit markets, commodity prices, production yields, and other circumstances may disrupt normal purchasing practices and buyer sentiment, further contributing to the seasonal fluctuations.
Employees
As of January 31, 2018, we employed 2,017 full-time and 95 part-time employees. Our employees are not covered by a collective bargaining agreement. We believe our relations with our employees are good.
Governmental Regulation
We are subject to numerous federal, state, and local rules and regulations, including regulations promulgated by the Environmental Protection Agency and similar state agencies, with respect to storing, shipping, disposing, discharging and handling hazardous materials and hazardous and non-hazardous waste. The environmental regulations applicable to us are associated with the repair and maintenance of equipment at our stores including the handling and disposal of oil, fluids, wastewater and solvent cleaners. Currently, none of our stores or operations exceeds small quantity generation status. Compliance with these rules and regulations has not had any material effect on our operations, nor do we expect it to in the future. Further, we have not made, and do not anticipate making, any material capital expenditures related to compliance with environmental regulations.
ITEM 1A.    RISK FACTORS
We are substantially dependent upon CNH Industrial, our primary supplier of equipment and parts inventory.
The majority of our business involves the distribution and after-market parts and servicing of equipment manufactured by CNH Industrial. In fiscal 2018, CNH Industrial supplied approximately 77% of the new equipment sold in our Agriculture segment, 65% of the new equipment sold in our Construction segment, and 69% of the new equipment sold in our International segment, and supplied a significant portion of our parts inventory. Our financial performance and future success are highly dependent on the overall reputation and success of CNH Industrial in the agricultural and construction equipment manufacturing industries, including its ability to maintain its competitive position in product innovation, product quality, and product pricing. In the event that CNH Industrial decided to sell, or reduce its commitment to, its equipment manufacturing segments or if CNH Industrial changes its distribution system to our detriment, this would have a material adverse effect on our financial condition and results of operations.
In addition, CNH Industrial provides to us the following:

•	Floorplan payable financing for the purchase of a substantial portion of our equipment inventory;

•	A significant percentage of the financing used by our customers to purchase CNH Industrial equipment from us;

•	Reimbursement for warranty work performed by us pursuant to CNH’s product warranties;

•	Incentive programs and discount programs from time to time that enable us to price our products more competitively; and

•	Promotional and marketing activities on national, regional and local levels.
CNH Industrial may limit or decrease the availability of financing, warranty reimbursements, discounts and rebates, or other marketing incentives. Our financial performance is impacted by CNH Industrial’s continued commitment to these programs, which allow us to effectively compete in our markets.
CNH Industrial may change or terminate our CNH Industrial Dealer Agreements.
We have entered into CNH Industrial Dealer Agreements under which we sell CNH Industrial’s branded agricultural and construction equipment, along with after-market parts and repair services. Subject to applicable state statutes that may govern the dealer-manufacturer legal relationship, CNH Industrial may terminate our CNH Industrial Dealer Agreements immediately in certain circumstances, following written notice and cure periods for certain breaches of the agreement, and for any reason under the Case Construction agreement following 120 days written notice. If CNH Industrial were to terminate all or any of its CNH Industrial Dealer Agreements with us, our business would be severely harmed.
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
Under our CNH Industrial Dealer Agreements, we are obligated to actively promote the sale of CNH Industrial equipment within our designated geographic areas of responsibility, fulfill the product warranty obligations of CNH Industrial (subject to CNH Industrial’s payment to us of the agreed upon reimbursement), maintain adequate facilities and workforce to service the needs of our customers, and maintain equipment and parts inventories at the level deemed necessary by CNH Industrial to meet sales goals as stated in the annual business plan mutually agreed upon by us and CNH Industrial, maintain adequate working capital, and maintain stores only in authorized locations. Our CNH Industrial Dealer Agreements do not provide us with exclusive dealerships in any territory, and CNH Industrial could elect to create additional dealers in our market areas in the future, subject to restrictions imposed by state laws.
Consent of CNH Industrial is required for certain material changes in our ownership, governance or business structure, including the acquisition by any person or group of persons of 30% or more of our outstanding stock or 20% or more of our outstanding stock if the person or group is a competitor of CNH Industrial. This requirement may have the effect of discouraging a sale or other change in control of the Company, including transactions that our stockholders might otherwise deem to be in their best interests.
The acquisition of additional CNH Industrial geographic areas of responsibility and store locations in our Agriculture, Construction and International segments requires the consent of CNH Industrial under our CNH Industrial Dealer Agreements, subject to contrary state dealer protection laws. We cannot assume that CNH Industrial will consent to any acquisition of any stores or dealerships that we may desire to make in the future.
Our CNH Dealer Agreement for Case Construction equipment prohibits us from carrying other suppliers' products (new equipment and parts) at our Case Construction stores that are competitive with CNH Industrial's products. Our CNH Industrial Dealer Agreements require us to operate separately, from our CNH Industrial dealership business, any material business activities not related to sales of CNH Industrial products or services to customers in agricultural, construction, industrial or similar markets. These restrictions may prevent us from pursuing business activities that we believe are in the best interests of our stockholders.
Our agricultural equipment, parts and service sales are affected by numerous market factors outside of our control.
Farmers' capital expenditures often follow a cyclical pattern, with increased capital investments typically occurring during boom cycles spurred by high net farm income and strong farm balance sheets. Net farm income is subject to numerous external factors such as commodity prices, input costs, production yields, animal diseases and crop pests, federal crop insurance and subsidy programs. Net farm income also impacts farmland values, which causes overall farm wealth to increase or decrease, impacting farmers’ sentiment to make investments in equipment. The nature of the agricultural equipment industry is such that a downturn in demand can occur suddenly, resulting in negative impact on dealers including declining revenues, reduced profit margins, excess equipment inventories, and increased interest expenses. These downturns may be prolonged, and during these periods, our revenues and profitability could be harmed. Demand for our parts and service, although not as cyclical as equipment purchases, can also be negatively affected in agricultural downturns and in regions affected by adverse weather or growing conditions which result in less acres planted or harvested.

Our construction equipment, parts and service sales are affected by numerous market factors outside of our control.
Our construction equipment customers primarily operate in the natural resource development, construction, transportation, agriculture, manufacturing, industrial processing and utilities industries, which industries generally are capital intensive and cyclical in nature. Many of our construction equipment customers are directly and indirectly affected by fluctuations in commodity prices in the agriculture, forestry, metals and minerals, petroleum and natural gas industries. Prolonged periods of low oil prices and other commodities may cause reduced activity in these sectors which may result in decreased demand for our products and services by our customers operating in these industries.
Construction contractors' demand for our construction equipment, parts and services is affected by economic conditions at both a global and a local level. Economic conditions that negatively affect the construction industry, such as the tightening of credit standards which affect the ability of consumers to obtain financing, could reduce our customers' demand for our construction equipment. The construction industry in many of our geographical areas has experienced periodic, and sometimes prolonged, economic down cycles, which negatively impacts sales of construction equipment in those markets. During these downturns our revenues and profitability could be harmed.
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
Interest rate increases may make equipment purchases less affordable for customers and, as a result, our revenue and profitability may decrease. We are unable to anticipate the timing and impact of interest rate adjustments.
Changes in governmental policies may reduce demand for agricultural and construction equipment and cause our revenue to decline.
Changes in federal, state, and international agricultural policies could adversely affect sales of agricultural equipment. Government programs and subsidies that reduce economic volatility, incentivize agricultural equipment purchases, and enhance farm income positively influence farmers' demand for agricultural equipment. To the extent that future funding or farm programs available to individual farmers are reduced, these changes could reduce demand for agricultural equipment and we could experience a decline in revenue. Changes in government spending on infrastructure projects could adversely affect the demand for construction equipment and we could experience a decline in revenue. In addition, government trade policies impacting or limiting the export or import of agricultural commodities could have a material adverse effect on the international flow of agricultural and other commodities that may cause a decrease in the demand for agricultural equipment if net farm income declines as a result.
Our financial performance is affected by general industry-wide supply of, and demand for, inventory, over which we have no control.
Over-production of equipment by one or more manufacturers, or a sudden reduction in demand for equipment, can dramatically disrupt the market and cause downward pressure on our equipment profit margins. Short-term lease programs in the agriculture and construction equipment industries have expanded significantly in North America in recent years. When this equipment comes off lease or rental fleet is sold, there may be a significant increase in the availability of late-model used equipment, which can aggravate the over-supply condition and put added pressure on our equipment sales and margins, and have an adverse effect on values of our rental fleet equipment and used equipment inventory.
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
Our used equipment is generally acquired as “trade-ins” from customers in connection with equipment sales to those customers. In accordance with generally accepted accounting principles, each item of our used equipment inventory is valued at the lower of cost or market and, therefore, lower of cost or market adjustments to our inventory may be required from time to time. The amount of these write-downs of inventory are included in our cost of goods sold, and reduce our operating income. Our estimates of market value for our used equipment may prove to be inaccurate, given the potential for sudden change in market conditions and other factors beyond our control. Changes from our normal retail marketing channel to more aggressive marketing channels for specific pieces or categories of equipment inventory, particularly as equipment inventory ages, will generally cause a modification to our estimate of market value, which may result in a write-down of this inventory's carrying value. Reductions to our inventory's carrying value may result in a lower profit margin than previously expected. Further, pricing for and sales of used equipment can be significantly affected by the limited market for certain types of used equipment.
Our international operations expose us to additional risks.
We are currently operating dealership locations in Bulgaria, Romania, Serbia and Ukraine. In fiscal 2018, total International segment revenues were 17.4% of our consolidated total revenue. As of January 31, 2018, total International segment assets were 16.6% of our consolidated total assets.
Our operations in international markets subject us to risks related to the differing legal, political, social and regulatory environments and economic conditions present in the countries in which we operate. Risks inherent in our international operations include:

•	difficulties in implementing our business model in foreign markets;

•	costs and diversion of domestic management attention related to oversight of international operations;

•	unexpected adverse changes in export duties, quotas and tariffs and difficulties in obtaining import licenses;

•	cyclicality of demand for agricultural equipment, based on availability of European Union government subsidy programs and tax incentives;

•	unexpected adverse changes in foreign laws or regulatory requirements;

•	compliance with a variety of tax regulations, foreign laws and regulations;

•
compliance with the Foreign Corrupt Practices Act and other U.S. laws that apply to the international operations of U.S. companies which may be difficult and costly to implement and monitor, can create competitive disadvantages if our competitors are not subject to such laws, and which, if violated, may result in substantial financial and reputational harm;

•	fluctuations in foreign currency exchange rates to which we are exposed may adversely affect the results of our operations, the value of our foreign assets and liabilities and our cash flows;

•
the laws of the European countries in which we operate, unlike the U.S., do not include specific dealer protection laws and, therefore, we may be more susceptible to actions of suppliers that are adverse to our interests such as termination of our dealer agreements for any reason or installing additional dealers in our designated territories; and

•	political or economic changes or instability.
An escalation of political tensions or economic instability in Ukraine could create disruption in our Ukrainian operations. Previous periods of political tension and economic instability caused liquidity problems for our customers, which negatively impacted their purchasing decisions for our products and services, limited our ability to maintain working capital loans or increased the cost of maintaining such loans, and as a result of imposed currency exchange controls, restricted our ability to manage our cash held in Ukraine and our investment in our Ukrainian business. Our operations in Ukraine are subject to the risks of further devaluation of the local currency, increased interest rates and increased inflation.
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
As of January 31, 2018, our indebtedness included floorplan payable financing, long-term debt, and Senior Convertible Notes. In addition, we have obligations under our lease agreements for our store locations and corporate headquarters.
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
We expect to use cash flow from operations and borrowings under our credit facilities to fund our operations, debt service and capital expenditures. However, our ability to make these payments depends on our future performance, which will be affected by financial, business, economic and other factors, many of which may be uncontrollable.
Our Wells Fargo Credit Agreement, as amended, matures on October 28, 2020 provided that certain financial tests are satisfied as of February 1, 2019, a date that is three-months prior to the scheduled maturity date of the Company's Senior Convertible Notes. The financial tests require (i) the Company's fixed charge coverage ratio for the 12 month period ending December 31, 2018 is at least 1.1 to 1.0 and (ii) a liquidity test, requiring that the Company have unrestricted cash on hand plus excess borrowing availability under the Wells Fargo Credit Agreement (on a pro-forma basis reflecting the Company's repayment in full of its outstanding Senior Convertible Notes) in an amount that is greater than 20% of the maximum credit amount under the facility. If both financial tests are not satisfied on February 1, 2019, the Credit Agreement will immediately mature and all amounts outstanding become immediately due and payable in full.
The Company anticipates, based on our current modeling projections, that we will satisfy these financial tests on February 1, 2019. In addition, should the Credit Agreement mature on February 1, 2019, the Company expects to have sufficient available cash and available borrowings under other credit facilities to repay any amounts outstanding under the Credit Agreement. However, our ability to meet the financial tests or to repay any amounts outstanding should the Wells Fargo Credit Agreement become due and payable depends on our future financial performance and the available borrowing capacity under our various other credit facilities.
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
Our credit facilities with CNH Industrial Capital and DLL Finance require us to satisfy a net leverage ratio and fixed charge coverage ratio on an ongoing basis, measured at the end of each fiscal quarter. Under our Wells Fargo Credit Agreement, in the event that excess availability plus eligible cash collateral is less than 15% of the total facility of $200.0 million, we are required to maintain a fixed charge coverage ratio of at least 1.1 to 1.0. Our ability to borrow under these credit agreements depends upon compliance with these financial covenants.
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
A substantial portion of our floorplan and working capital borrowings, including the credit facilities with CNH Industrial Capital, Wells Fargo, DLL Finance, and our international floorplan facilities are at variable rates of interest and expose us to interest rate risk. As such, our results of operations are sensitive to movements in interest rates. There are many economic factors outside our control that have in the past and may, in the future, impact rates of interest including publicly announced indices that underlie the interest obligations related to a certain portion of our debt. Factors that impact interest rates include governmental monetary policies, inflation, recession, changes in unemployment, the money supply, international instability impacting domestic and foreign financial markets. Any increases in interest rates could have a material adverse effect on our financial conditions and results of operations.
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
The Senior Convertible Notes are initially convertible into the Company's common stock at a conversion rate of 23.1626 shares of common stock per $1,000 principal amount of convertible notes, with an initial effective conversion price of $43.17 per share of common stock.
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
The Senior Convertible Notes mature on May 1, 2019, unless earlier purchased by the Company, redeemed or converted. As of January 31, 2018, the Company has repurchased an aggregate of $84.4 million face value of its Senior Convertible Notes. As a result, as of January 31, 2018, the remaining face value amount outstanding of Senior Convertible Notes is $65.6 million. We expect to use cash flow from operations and borrowings under other credit facilities to repay our Senior Convertible Notes, whether through continued repurchases prior to maturity or at the maturity date. However, our ability to make such payments depends on our future financial performance and the available borrowing capacity under our various other credit facilities.
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
We include in operating income the difference between the sales price and the depreciated value of an item of rental equipment sold. The market value of any given piece of rental equipment could be less than its depreciated value at the time it is sold. The market value of used rental equipment depends on several factors, including:

•	market prices for like equipment;

•	hours and condition of the equipment;

•	time of year that the equipment is sold;

•	the supply of used equipment on the market; and

•	general economic conditions.
Any significant decline in the selling prices for used rental equipment, or increased costs resulting from our rental operations, could have a material adverse effect on our results of operation and cash flow.
Our industry is highly competitive.
The agricultural and construction equipment distribution (including parts and service) and rental industries are highly competitive and fragmented, with large numbers of companies operating on a regional or local basis. Historically, our competitors have competed aggressively on the basis of pricing or inventory availability, resulting in decreased margins on our sales to the extent we choose to match our competitors' pricing. To the extent we choose not to match or remain within a reasonable competitive distance from our competitors' pricing, we may lose sales volume and market share. In addition, to the extent CNH Industrial's competitors (such as Deere, Caterpillar, Komatsu, Volvo, and AGCO) provide their dealers with more innovative or higher quality products, better customer financing, or have more effective marketing programs, our ability to compete and our results of operations could be adversely affected. In addition, E-commerce companies selling parts have negatively impacted dealers' parts sales and margins, and it is not expected that this competitive pressure will lessen in the future.
If our acquisition plans are unsuccessful, we may not achieve our planned long-term revenue growth.
Our ability to grow through the acquisition of additional CNH Industrial geographic areas of responsibility and store locations or other businesses will be dependent upon the availability of suitable acquisition candidates at acceptable values, our ability to compete effectively for available acquisition candidates and the availability of capital to complete the acquisitions. We may not successfully identify suitable targets, or if we do, we may not be able to close the transactions, or if we close the transactions, they may not be profitable. In addition, CNH Industrial's consent is required for the acquisition of any CNH Industrial dealership, and the consent of our lenders may be required for certain acquisitions. CNH Industrial typically evaluates management and performance and capitalization of a prospective acquirer in determining whether to consent to the sale of a CNH Industrial dealership. There can be no assurance that CNH Industrial or our lenders will consent to any or all acquisitions of dealerships that we may propose to acquire.

Our acquisitions may not be successful.
There are risks associated with acquisitions of new dealerships. These risks include incurring significantly higher than anticipated capital expenditures and operating expenses; failing to assimilate the operations and personnel of the acquired dealerships; disrupting our ongoing business; diluting the effectiveness of our management; failing to maintain uniform standards, controls and policies; and impairing relationships with employees and customers as a result of changes in management. To the extent we do not successfully avoid or overcome the risks or problems related to acquisitions, our results of operations and financial condition could be adversely affected. Future acquisitions also may have a significant impact on our financial position and capital needs, and could cause substantial fluctuations in our quarterly and yearly results of operations. Acquisitions could include significant goodwill and intangible assets, which may result in future impairment charges that would reduce our stated earnings.
We are exposed to customer credit risks.
We extend credit to our customers for parts and service work, rental charges, and also for some equipment sales in our domestic and international operations. If we are unable to manage credit risk issues adequately, or if a large number of customers should have financial difficulties at the same time, our credit losses could increase above historical levels and our operating results would be adversely affected. Delinquencies and credit losses generally would be expected to increase if there was a worsening of economic conditions.
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
Products sold, rented or serviced by us may expose us to potential liabilities for personal injury or property damage claims that arise from the use of such products. Our commercial liability insurance may not be adequate to cover significant product liability claims, or we may not be able to secure such insurance on economically reasonable terms. An uninsured or partially insured claim for which indemnification is not provided could have a material adverse effect on our financial condition. Furthermore, if any significant claims are made against us or against CNH Industrial or any of our other suppliers, our business may be adversely affected by any related negative publicity.
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
Security breaches, cyberattacks or other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.
In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to cyberattacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations and the services we provide to customers, and damage our reputation, and cause a loss of confidence in our products and services, which could adversely affect our business/operating margins, revenues and competitive position.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Equipment Stores
As of March 2018, we operate 97 agricultural and construction equipment stores in the United States and Europe in the following locations.

	Agriculture Segment	Construction Segment	International Segment	Total
US States
North Dakota	9	5	—	14
Minnesota	10	3	—	13
Iowa	10	3	—	13
Nebraska	11	2	—	13
South Dakota	8	2	—	10
Colorado	—	3	—	3
Montana	—	3	—	3
Arizona	—	2	—	2
New Mexico	—	1	—	1
Wisconsin	—	1	—	1
Wyoming	—	1	—	1
European Countries
Bulgaria	—	—	7	7
Romania	—	—	9	9
Ukraine	—	—	6	6
Serbia	—	—	1	1
Total	48	26	23	97
Store Lease Arrangements
As of January 31, 2018, we leased 120 facilities with lease arrangements expiring at various dates through January 2031. Many of our lease agreements include fair market value purchase options, rights of first refusal, lease term extension options, or month-to-month or year-to-year automatic renewal provisions at the conclusion of the original lease period. A majority of the leases provide for fixed monthly rental payments and require us to pay the real estate taxes on the properties for the lease periods. We are generally responsible for utilities and maintenance of the leased premises. All of the leases require that we maintain public liability and personal property insurance on each of the leased premises, and a majority of the leases require us to indemnify the lessor in connection with any claims arising from the leased premises during our occupation of the property. We believe our current facilities are adequate to meet our current and anticipated needs.
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
Headquarters
We currently lease and occupy approximately 48,000 square feet in West Fargo, North Dakota for our headquarters, which lease expires on January 31, 2028. We continually review our location needs, including the adequacy of our headquarters space, to ensure our space is sufficient to support our operations. We believe there is ample opportunity for expansion in our West Fargo headquarters facility if necessary.

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
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
EXECUTIVE OFFICERS OF THE REGISTRANT
The names, ages and positions of our executive officers are as follows:

Name	Age	Position
David Meyer	64	Board Chair and Chief Executive Officer
Mark Kalvoda	46	Chief Financial Officer
Bryan Knutson	39	Chief Operating Officer
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
Bryan Knutson became our Chief Operating Officer in August 2017 and previously served as our Vice President, Ag Operations since 2016. Mr. Knutson joined the company in 2002 where he began his career in equipment sales later advancing to store manager, complex manager and region manager prior to his current role.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The following table sets forth, for the periods indicated, the high and low sale prices of our common stock as reported by the Nasdaq Global Select Market.

	High	Low
Fiscal 2018
First Quarter	$16.38	$13.24
Second Quarter	18.63	14.52
Third Quarter	17.93	11.95
Fourth Quarter	23.75	13.94
Fiscal 2017
First Quarter	$13.00	$8.16
Second Quarter	12.74	10.54
Third Quarter	11.46	9.29
Fourth Quarter	15.70	8.69
As of April 3, 2018, there were approximately 906 record holders of our common stock, which excludes holders whose stock is held either in nominee name or street name brokerage accounts.
DIVIDENDS
We have not historically paid any dividends on our common stock and do not expect to pay cash dividends on our common stock in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, outstanding indebtedness and plans for expansion and restrictions imposed by lenders, if any. Our Well Fargo Credit Agreement includes provisions which may restrict the Company from making certain cash payments, including for cash dividends and stock repurchases. The provisions under the Wells Fargo Credit Agreement allow the Company to make dividend payments provided that as of the date of such payment there is no default or event of default occurring and continuing, the amount remaining available to be borrowed by the Company under the Wells Fargo Credit Agreement is greater than twenty percent of the total borrowing capacity under the Wells Fargo Credit Agreement and the Company's fixed charge coverage ratio for the 12 month period recently ended, on a pro-forma basis assuming that such proposed cash payment has been made, is at least 1.1 to 1.0. As of January 31, 2018, under the provisions of the Wells Fargo Credit Agreement, the Company had an unrestricted dividend availability of approximately $25.7 million.
UNREGISTERED SALES OF EQUITY SECURITIES
We did not have any unregistered sales of equity securities during the fiscal quarter ended January 31, 2018.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
For information on securities authorized for issuance under our equity compensation plans, refer to Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."
REPURCHASES
We did not engage in any repurchases of our common stock during the fiscal quarter ended January 31, 2018.

STOCK PERFORMANCE GRAPH
The following graph compares the cumulative total return for the last trading day of our last five fiscal years on a $100 investment (assuming dividend reinvestment) on January 31, 2013, the last trading day before our fifth preceding fiscal year, in each of our common stock, the Russell 2000 Stock Index and the S&P Retailing Group Index.

	January 31,
	2013	2014	2015	2016	2017	2018
Titan Machinery Inc.	$100.00	$56.38	$48.88	$29.37	$47.77	$74.33
Russell 2000 Index	100.00	125.36	129.19	114.78	150.96	174.59
S&P 500 Retail Index	100.00	124.28	147.58	170.54	199.24	286.58
ITEM 6.    SELECTED FINANCIAL DATA
The data given below, excluding the store count data, as of and for each of the five years in the period ended January 31, 2018, has been derived from our audited consolidated financial statements. In order to understand the effect of accounting policies and material uncertainties that could affect our presentation of financial information, this data should be read in conjunction with our Consolidated Financial Statements and Notes thereto included under Item 8 to this Form 10-K and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operation included under Item 7 of this Form 10-K.
The change in store count, resulting from acquisitions, new store openings, or store closings, has an impact on the comparability of our statement of operations and balance sheet information. The table below summarizes the net change in our store count and ending store count for each fiscal year presented.

	Year Ended January 31,
	2018	2017	2016	2015	2014
Store Count Data
Net change in store count during fiscal year	(11)	1	(4)	(7)	2
Store count at end of fiscal year	98	109	108	112	119

	Year Ended January 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share data)
Statement of Operations Data:
Revenue
Equipment	$804,361	$797,315	$925,471	$1,398,195	$1,722,738
Parts	222,404	233,819	245,387	270,262	275,750
Service	117,318	124,076	127,457	147,356	149,082
Rental and other	58,855	57,870	69,520	84,433	78,876
Total Revenue	1,202,938	1,213,080	1,367,835	1,900,246	2,226,446
Cost of Revenue
Equipment	743,465	746,169	889,567	1,286,148	1,576,246
Parts	156,455	164,020	173,083	189,540	192,199
Service	44,141	46,284	46,814	53,924	54,608
Rental and other	43,577	42,878	52,457	62,250	55,319
Total Cost of Revenue	987,638	999,351	1,161,921	1,591,862	1,878,372
Gross Profit	215,300	213,729	205,914	308,384	348,074
Operating Expenses	203,203	211,372	220,524	273,271	291,202
Impairment and Restructuring Costs	11,172	4,729	8,500	34,390	9,997
Income (Loss) from Operations	925	(2,372)	(23,110)	723	46,875
Other Income (Expense)
Interest income and other income (expense)	1,635	1,524	(478)	(4,272)	2,109
Interest expense	(16,999)	(21,865)	(32,623)	(34,791)	(30,555)
Income (Loss) Before Income Taxes	(14,439)	(22,713)	(56,211)	(38,340)	18,429
Provision for (Benefit from) Income Taxes	(7,390)	(8,178)	(17,982)	(4,923)	10,325
Net Income (Loss) Including Noncontrolling Interest	(7,049)	(14,535)	(38,229)	(33,417)	8,104
Less: Income (Loss) Attributable to Noncontrolling Interest	—	(356)	(337)	(1,260)	(747)
Net Income (Loss) Attributable to Titan Machinery Inc.	(7,049)	(14,179)	(37,892)	(32,157)	8,851
Net (Income) Loss Allocated to Participating Securities	141	243	717	559	(129)
Net Income (Loss) Attributable to Titan Machinery Inc. Common Stockholders	$(6,908)	$(13,936)	$(37,175)	$(31,598)	$8,722

Earnings (Loss) per Share
Basic	$(0.32)	$(0.65)	$(1.76)	$(1.51)	$0.42
Diluted	$(0.32)	$(0.65)	$(1.76)	$(1.51)	$0.41
Weighted average shares outstanding
Basic	21,543	21,294	21,111	20,989	20,894
Diluted	21,543	21,294	21,111	20,989	21,040

	January 31,
	2018	2017	2016	2015	2014
	(in thousands)
Balance Sheet Data:
Cash	$53,396	$53,151	$89,465	$127,528	$74,242
Receivables, net	60,672	60,082	65,534	84,921	105,710
Inventories	472,467	478,266	680,482	870,901	1,068,162
Prepaid expenses and other	12,440	10,989	9,753	10,634	24,740
Income taxes receivable	171	5,380	13,011	166	851
Assets held for sale	—	—	—	15,312	—
Total current assets	599,146	607,868	858,245	1,109,462	1,273,705
Goodwill and intangibles, net	5,193	5,001	5,134	5,458	36,501
Property and Equipment, net of accumulated depreciation	151,047	156,647	183,179	208,680	228,000
Deferred income taxes	3,472	547	—	—	—
Other assets	1,450	1,359	1,317	2,014	6,967
Total Assets	$760,308	$771,422	$1,047,875	$1,325,614	$1,545,173

Accounts payable	$15,136	$17,326	$16,863	$17,659	$23,714
Floorplan payable (1)	247,392	233,228	444,780	625,162	748,326
Current maturities of long-term debt	1,574	1,373	1,557	7,749	2,192
Customer deposits	32,324	26,366	31,159	35,090	61,286
Accrued expenses and other	31,863	30,533	29,066	35,496	36,968
Liabilities held for sale	—	—	—	2,835	—
Income taxes payable	—	—	—	3,529	344
Total current liabilities	328,289	308,826	523,425	727,520	872,830
Senior convertible notes	62,819	88,501	134,145	129,889	125,895
Long-term debt, less current maturities	34,578	38,236	38,409	66,563	94,940
Deferred income taxes	2,275	9,500	11,135	19,971	33,651
Other long-term liabilities	10,492	5,180	2,412	3,312	6,515
Total stockholders' equity	321,855	321,179	338,349	378,359	411,342
Total Liabilities and Stockholders' Equity	$760,308	$771,422	$1,047,875	$1,325,614	$1,545,173

(1) Portion of floorplan payable balance which is interest-bearing as of January 31	47%	72%	75%	75%	56%

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
The new equipment and parts we sell are supplied primarily by CNH Industrial. According to public reports filed by CNH Industrial, CNH Industrial is a leading manufacturer and supplier of agricultural and construction equipment based on the number of units sold, primarily through the Case IH Agriculture, New Holland Agriculture, Case Construction and New Holland Construction brands. Sales of new CNH Industrial products accounted for approximately 72% of our new equipment revenue in fiscal 2018, with our single largest manufacturer other than CNH Industrial representing approximately 2% of our total new equipment sales. We acquire used equipment for resale primarily through trade-ins from our customers and in some cases through selective purchases. We sell parts and provide in-store and on-site repair and maintenance services. We rent equipment and provide other ancillary services such as equipment transportation, GPS signal subscriptions and finance and insurance products.
Throughout our 38-year operating history we have built an extensive, geographically contiguous network of 74 stores located in the United States and 23 stores in Europe. We have a history of growth through acquisitions, including over 50 acquisitions in 11 states and three European countries since January 1, 2003. We believe that there will continue to be opportunities for dealership consolidation in the future, and we expect that acquisitions will continue to be a component of our long-term growth strategy.
Certain External Factors Affecting our Business
We are subject to a number of factors that affect our business including those factors discussed in the sections in this annual report entitled "Risk Factors" and "Information Regarding Forward-Looking Statements." Certain of these external factors include, but are not limited to, the following:
Macroeconomic and Industry Factors
Our Agriculture and International businesses are primarily driven by the demand for agricultural equipment for use in the production of food, fiber, feed grain and renewable energy; home and garden applications; and the maintenance of commercial, residential and government properties. Agriculture industry factors such as changes in agricultural commodity prices and net farm income, have an effect on customer sentiment and our customers' ability to secure financing for their equipment purchases. Macroeconomic and industry factors that affect commodity prices and net farm income include changing worldwide demand for agriculture commodities, crop yields and supply disruptions caused by weather patterns and crop diseases, crop stock levels, production costs, and changing U.S. dollar foreign currency exchange rates. Based on U.S. Department of Agriculture ("USDA") publications, the most recent estimate of net farm income for calendar year 2017 remained relatively flat as compared to calendar year 2016, but is approximately 25% below the average for the five-year period ending December 31, 2017. Based on its February 2018 report, the USDA projected net farm income for calendar year 2018 to decrease 6.7% as compared to calendar year 2017. The commodity prices of corn and soybeans, which are the predominant crops in our Agriculture store footprint, decreased significantly during fiscal 2015 and have remained relatively stable at the lower prices through fiscal 2018. These challenging conditions have reduced demand for equipment purchases, service work and parts, resulting in decreased same-store sales, equipment revenue and equipment gross profit margin, and have caused an oversupply of equipment inventory in our geographic footprint.
Our Construction business is primarily impacted by the demand for construction equipment for use in private and government commercial, residential and infrastructure construction; demolition; maintenance; energy and forestry operations. Sales of construction equipment historically have fluctuated with general economic cycles. During general economic downturns, construction equipment retailers tend to experience similar periods of decline and recession. The U.S. Census Bureau publishes periodic reports of new residential construction by region in the U.S., which we use to analyze general economic trends in the regions in which we operate and anticipate our customers’ purchasing and rental trends. Decreases in new residential construction generally cause decreases in our equipment revenue. Certain of our Construction stores, particularly those in the northern and western parts of our footprint, are impacted by the strength of the oil industry. Oil prices have not fully rebounded from the significant decrease that occurred during fiscal 2015 and 2016, however oil prices have increased in fiscal 2018 from fiscal 2017. The lower prices have caused a decrease in oil production and infrastructure activity in these areas. In addition, the aforementioned agriculture industry conditions have also led to a reduction of purchases of Construction equipment by customers in the agriculture industry, negatively affecting certain of our Construction stores. These factors have reduced demand for equipment purchases, equipment rentals, and service work and parts and have caused an oversupply of equipment inventory and rental fleet in these areas.
During economic downturns, and especially in the agriculture industry, equipment revenue generally decreases but parts and service revenue tend to be more stable as the amount of land in production remains unchanged and because farmers may use existing equipment rather than purchasing new equipment. Our gross profit margins on equipment are lower than gross profits on parts and service. As a result, this change in mix may cause our gross profit margin to increase on a percentage basis even though our overall gross profit dollars may decrease. Our operating expenses are largely fixed expenses, other than commissions paid to our equipment sales consultants which generally fluctuate with gross profit. When equipment revenue decreases, it may have a negative impact on our ability to leverage these fixed costs, and, as a result, may reduce our operating income.
Seasonality & Weather
The agricultural and construction equipment businesses are highly seasonal, which causes our quarterly results and our available cash flow to fluctuate during the year. Our customers generally purchase and rent equipment in preparation for, or in conjunction with, their busy seasons, which for farmers are the spring planting and fall harvesting seasons, and for Construction customers is dependent on weather seasons in their respective regions, which is typically the second and third quarters of our fiscal year for much of our Construction footprint. Our parts and service revenues are typically highest during our customers' busy seasons as well, due to the increased use of their equipment during this time, which generates the need for more parts and service work. However, weather conditions impact the timing of our customers' busy times, which may cause our quarterly financial results to fluctuate between fiscal years. In addition, the fourth quarter typically is a significant period for equipment sales in the U.S. because of our customers’ year-end tax planning considerations, the timing of dealer incentives and the increase in availability of funds from completed harvests and construction projects.
Seasonal weather trends, particularly severe wet or dry conditions, can have a significant impact on regional agricultural and construction market performance by affecting crop production and the ability to undertake construction projects. Weather conditions that adversely affect the agricultural or construction markets decrease the demand for our products and services.
In addition, numerous external factors such as credit markets, commodity prices, and other circumstances may disrupt normal purchasing practices and buyer sentiment, further contributing to the seasonal fluctuations.
Dependence on our Primary Supplier
The majority of our business involves the distribution and servicing of equipment manufactured by CNH Industrial. In fiscal 2018, CNH Industrial supplied approximately 77% of the new equipment sold in our Agriculture segment, 65% of the new equipment sold in our Construction segment, and 69% of the new equipment sold in our International segment, and represented a significant portion of our parts revenue. Thus, we believe the following factors have a significant impact on our operating results:

•	CNH Industrial’s product offerings, reputation and market share;

•	CNH Industrial’s product prices and incentive and discount programs;

•	CNH Industrial's supply of inventory;

•	CNH Industrial's offering of floorplan payable financing for the purchase of a substantial portion of our inventory; and

•	CNH Industrial's offering of financing and leasing used by our customers to purchase CNH Industrial equipment from us.
Credit Market Changes
Changes in credit markets can affect our customers' ability and willingness to make capital expenditures, including purchasing our equipment. Tight credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets have the potential to adversely affect our business. Such disruptions in the overall economy and financial markets and the related reduction in consumer confidence in the economy, slow activity in the capital markets, negatively affect access to credit on commercially acceptable terms, and may adversely impact our customers' access to credit and the terms of any such credit. However, if retail interest rates remain low, our business may be positively affected by customers who find financing purchases of our equipment more attractive due to lower borrowing costs.
Our business is also particularly dependent on our access to credit markets to manage inventory and finance acquisitions. We cannot predict what future changes will occur in credit markets or how these changes will impact our business.
Inflation
Inflation has not had a material impact on our operating results and we do not expect it to have a material impact in the future. To date, in those instances in which we have experienced cost increases, we have been able to increase selling prices to offset such increases.
Significant Items Impacting Our Financial Position and Results of Operations
Restructuring Plans
We monitor our footprint, overall employee workforce and organizational structure to identify ways to improve our efficiency, effectiveness and enhance the competitiveness of our business. Depending on market conditions, we may implement restructuring plans that include the closing of stores or the reduction of our employee workforce. These restructuring plans include costs associated with employee termination benefits, lease termination costs and asset impairment and disposals.
    In February 2017, to better align the Company's cost structure and business in certain markets, the Company announced a dealership restructuring plan (the "Fiscal 2018 Restructuring Plan"), which included the closing of one Construction location and 14 Agriculture locations. As of January 31, 2018, the Company has closed and fully exited all of these locations. In fiscal 2016, the Company carried out a restructuring plan which begin in fiscal 2015 that reduced our headcount and resulted in the closing of four Agriculture stores and eight Construction stores. We incurred costs of $10.5 million, $3.3 million and $2.0 million during the fiscal years ended January 31, 2018, 2017 and 2016, related to these activities. See also the Non-GAAP Financial Measures section below for the impact of these costs on adjusted Diluted EPS.
Inventory Impairment Charges
In the fourth quarter of fiscal 2016 we expanded our marketing of certain aged equipment inventory through alternative channels rather than our normal retail channels. We recorded an inventory impairment charge of $27.5 million to equipment cost of revenue in the fourth quarter of fiscal 2016 related to the expanded equipment inventory reduction plan, of which $11.4 million related to our Agriculture segment, $15.9 million related to our Construction segment and $0.2 million related to our International segment. During the course of fiscal 2017, the Company substantially completed this expanded inventory reduction plan.
Use of Estimates and Critical Accounting Policies
In the preparation of financial statements prepared in conformity with U.S. generally accepted accounting principles ("GAAP"), we are required to make estimates, assumptions and judgments that affect reported amounts. These estimates, assumptions and judgments include those related to inventory valuation, initial valuation and impairment analyses of intangible and long-lived assets, collectability of receivables and income taxes. We update these estimates, assumptions and judgments as appropriate, which in most cases is at least quarterly. We use our technical accounting knowledge, cumulative business experience, judgment and other factors in the selection and application of our accounting policies. While we believe the estimates, assumptions and judgments we use in preparing our financial statements are appropriate, they are subject to factors and uncertainties regarding their outcome and therefore, actual results may materially differ from these estimates. We believe the following describe the significant estimates, assumptions and judgments related to our primary critical accounting policies. See Note 1 in the notes to our consolidated financial statements in this Form 10-K for a comprehensive list of our significant accounting policies, recent accounting guidance and additional information regarding such policies.
Revenue Recognition
Equipment revenue generally is recognized upon receipt of a signed contract and delivery of product to customers. In addition to outright sales of new and used equipment, certain rental agreements may include rent-to-purchase options. Under these rent-to-own agreements, customers are given a period of time to exercise an option to purchase the related equipment, with a portion of the rental payments being applied to reduce the purchase price. Payments received during the rental period are recorded as rental revenue. Any such equipment is included in inventory until the purchase option is exercised. Equipment revenue is recognized upon the exercise of the purchase option. Parts revenue is recognized upon delivery of product to customers. Service revenue is recognized at the time the related services are provided. Rental revenue is recognized over the period of the respective rental agreement.
Inventories
New and used equipment inventories are stated at the lower of cost (specific identification) or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The majority of our used equipment inventory is acquired through trade-ins from our customers. The acquisition value assigned to each piece of used equipment inventory acquired through trade-in is determined based on the estimated selling price for that piece of equipment in the applicable market and estimated reconditioning costs. Various industry resources are used to assist in the valuation, and we consider all factors, such as model year, hours, overall condition and estimated reconditioning costs, other equipment specifications, and the market in which we expect to sell the equipment, when determining the final equipment valuation. Subsequent to the initial recognition, all new and used equipment inventories are subject to periodic lower of cost or net realizable evaluation that considers various factors including aging of equipment and market conditions. Generally, used equipment prices are more volatile to changes in market conditions than prices for new equipment due to incentive programs that may be offered by manufacturers to assist in the sale of new equipment. We review our equipment inventory values on a monthly basis and adjust them whenever the carrying amount exceeds the estimated net realizable value. Parts inventories are valued at the lower of average cost or net realizable value. We estimate net realizable value of our parts inventories based on various factors including aging and sales history of each type of parts inventory. Work in process represents costs incurred in the reconditioning and preparation for sale of our equipment inventories.
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
During our 2018 fiscal year we determined that events or circumstances were present that may indicate that the carrying amount of certain of our store long-lived assets might not be recoverable. The events or circumstances which indicated that certain of our store long-lived assets might not be recoverable included a current period operating loss combined with historical losses and anticipated future operating losses within certain of our stores, or an expectation that a long-lived asset (or asset group) will be disposed of before the end of its previously estimated useful life. In light of these circumstances, we performed step one of the impairment analysis for these assets, which have a combined carrying value of $13.3 million, to determine if the asset values are recoverable. In certain cases the analysis indicated that the carrying value is not recoverable. The aggregate carrying value of such assets totaled $2.5 million. Based on this conclusion, we performed step two of the impairment analysis and estimated the fair value of these assets using primarily the estimated selling prices of similar assets. Step two of the analysis indicated that an impairment charge in the amount of $0.7 million was necessary, of which $0.2 million related to the Agriculture segment and $0.5 million related to the Construction segment. In all other cases, in which the aggregate carrying value of such assets totaled $10.8 million, our analyses indicated that the carrying values are recoverable based on our estimates of future undiscounted cash flows under step one of the impairment analysis.
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
We performed similar impairment analyses during our 2017 and 2016 fiscal years. In fiscal 2017, we recognized impairment charges of $4.4 million, of which $1.9 million related to the Agriculture segment, $2.2 million related to the Construction segment and $0.3 million related to the International segment. In fiscal 2016, we recognized impairment charges of $6.9 million, of which $4.0 million related to the Agriculture segment, $2.8 million related to the Construction segment and $0.1 million related to the Shared Resource Center.
Income Taxes
In determining our provision for (benefit from) income taxes, we must make certain judgments and estimates, including an assessment of the realizability of our deferred tax assets. In evaluating our ability to realize the benefit of our deferred tax assets we consider all available positive and negative evidence, including our historical operating results and our expectation of future taxable income, the availability to implement prudent tax-planning strategies, and the carryback, if any, and carryforward periods over which the assets may be realized. These assumptions require significant judgment and estimation.
In reviewing our deferred tax assets as of January 31, 2018 and 2017, we concluded that a partial valuation allowance for U.S. federal and state deferred tax assets of $5.4 million and $3.9 million was warranted. This conclusion was principally based on the presence of historical losses and our expected future sources of taxable income, including taxable income in prior carryback years, if applicable, and the anticipated future reversal of our existing deferred tax assets and liabilities.
We review our foreign deferred tax assets, including net operating losses, on a jurisdiction-by-jurisdiction basis. As of January 31, 2018 and 2017, we concluded that a valuation allowance for certain of our foreign deferred tax assets, including net operating losses, was warranted in the amount of $2.3 million and $5.1 million. This conclusion was principally based on the presence of historical losses and the anticipated time period over which we may generate taxable income in excess of these historical losses.
In the fourth quarter of fiscal 2018, the Company concluded, based upon all available evidence, it was more likely than not it would have sufficient future taxable income to realize the deferred tax assets of its Ukrainian subsidiary. As a result, the Company released the $3.5 million valuation allowance and recognized a corresponding benefit from income taxes in the consolidated statement of operations for the year ended January 31, 2018. The Company's conclusion regarding the realizability of such deferred tax assets was based on recent profitable operations in Ukraine resulting in a cumulative profit over the three-year period ending January 31, 2018, our projections of future profitability in Ukraine, the relative economic and political stability in Ukraine and the unlimited carryforward period of net operating losses in Ukraine.
The initial recognition of, and any changes in, a deferred tax asset valuation allowance are recorded to the provision for income taxes and impacts our effective tax rate.

Our assessment of the need for and magnitude of valuation allowances for our deferred tax assets may be impacted by changes in tax laws, our assumptions regarding the ability to generate future taxable income and the availability of tax-planning strategies. Changes in any of these factors could lead to a change in the recognized valuation allowance which may impact our future results of operations and financial position.
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
Absorption
Absorption is an industry term that refers to the percentage of an equipment dealer's fixed operating expense covered by the combined gross margin from parts, service and rental fleet activity. We calculate absorption in a given period by dividing our gross profit from sales of parts, service and rental fleet activity (described as "Gross Profit on Recurring Revenue" when used in reference to absorption discussions) for the period by our operating expenses, less our variable expense of sales commissions on equipment sales, plus interest expense on floorplan payables and rental fleet debt (described as "Fixed Operating Expenses" when used in reference to absorption discussions). We believe that absorption is an important management metric because during economic down cycles our customers tend to postpone new and used equipment purchases while continuing to run, maintain and repair their existing equipment. Thus, operating at a high absorption rate enables us to operate profitably throughout economic down cycles. We measure and track absorption on a company-wide basis as well as on a per store basis.
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

Adjusted EBITDA (loss) for the years ended January 31, 2018, 2017 and 2016, was calculated as follows:

	2018	2017	2016
	(in thousands)
Net Loss Including Noncontrolling Interest	$(7,049)	$(14,535)	$(38,229)
Adjustments
Interest Expense, Net of Interest Income	7,935	7,112	12,091
Benefit from Income Taxes	(7,390)	(8,178)	(17,982)
Depreciation and amortization	25,105	26,868	28,538
EBITDA (Loss)	18,601	11,267	(15,582)

Adjustments
Impairment of Long-Lived Assets	673	4,410	6,903
Gain on Repurchase of Senior Convertible Notes	(22)	(3,130)	—
Debt Issuance Cost Write-Off	416	624	1,558
Restructuring Costs	10,499	319	1,597
Ukraine Remeasurement (1)	—	195	2,485
Interest Rate Swap Termination & Reclassification	631	—	—
Gain on Insurance Recoveries	—	(1,997)	—
Total Adjustments	12,197	421	12,543
Adjusted EBITDA (Loss)	$30,798	$11,688	$(3,039)
____________________________________________________________________
(1) Beginning in the second quarter of fiscal 2017 we discontinued incorporating Ukraine remeasurement losses into our adjusted income (loss) and earnings (loss) per share calculations. The Ukrainian hryvnia remained relatively stable subsequent to April 30, 2016 and therefore did not significantly impact our consolidated statement of operations during this period. Absent any future significant hryvnia volatility and resulting financial statement impact, we will not include Ukraine remeasurement losses in our adjusted amounts in future periods.
Key Financial Statement Components
Revenue

•	Equipment: We derive equipment revenue from the sale of new and used agricultural and construction equipment.

•
Parts: We derive parts revenue from the sale of parts for brands of equipment that we sell, other makes of equipment, and other types of equipment and related components. Our parts sales provide us with a relatively stable revenue stream that is less sensitive to the economic cycles that affect our equipment sales.

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
Floorplan Interest
The cost of financing inventory is an important factor affecting our results of operations. Floorplan payable financing from CNH Industrial Capital, Wells Fargo, DLL Finance and various credit facilities related to our foreign subsidiaries represent the primary sources of financing for equipment inventories. CNH Industrial regularly offers interest-free periods as well as additional incentives and special offers. As of January 31, 2018, 53.3% of our floorplan payable financing was non-interest bearing.
Other Interest Expense
Interest expense represents the interest on our outstanding debt instruments, including our Senior Convertible Notes, other than floorplan payable financing facilities. Non-cash interest expense from amortization of the debt discount associated with our Senior Convertible Notes is also included in this balance.

Results of Operations
Comparative financial data for each of our four sources of revenue for fiscal 2018, 2017, and 2016 are expressed below. The results of these periods include the operating results of the acquisitions made during these periods. The year-to-year comparisons included below are not necessarily indicative of future results. Information regarding segment revenue and income (loss) before income taxes is presented for each fiscal year following our discussion of the consolidated results of operations. Additional information regarding our segments is included in Note 21 of our consolidated financial statements.

	Year Ended January 31,
	2018	2017	2016
	(dollars in thousands)
Equipment
Revenue	$804,361	$797,315	$925,471
Cost of revenue	743,465	746,169	889,567
Gross profit	$60,896	$51,146	$35,904
Gross profit margin	7.6%	6.4%	3.9%
Parts
Revenue	$222,404	$233,819	$245,387
Cost of revenue	156,455	164,020	173,083
Gross profit	$65,949	$69,799	$72,304
Gross profit margin	29.7%	29.9%	29.5%
Service
Revenue	$117,318	$124,076	$127,457
Cost of revenue	44,141	46,284	46,814
Gross profit	$73,177	$77,792	$80,643
Gross profit margin	62.4%	62.7%	63.3%
Rental and other
Revenue	$58,855	$57,870	$69,520
Cost of revenue	43,577	42,878	52,457
Gross profit	$15,278	$14,992	$17,063
Gross profit margin	26.0%	25.9%	24.5%

The following table sets forth our statements of operations data expressed as a percentage of revenue for the fiscal years indicated.

	Year Ended January 31,
	2018	2017	2016
Revenue
Equipment	66.9%	65.7%	67.7%
Parts	18.4%	19.3%	17.9%
Service	9.8%	10.2%	9.3%
Rental and other	4.9%	4.8%	5.1%
Total Revenue	100.0%	100.0%	100.0%
Total Cost of Revenue	82.1%	82.4%	84.9%
Gross Profit Margin	17.9%	17.6%	15.1%
Operating Expenses	16.9%	17.4%	16.2%
Impairment and Restructuring Costs	0.9%	0.4%	0.6%
Income (Loss) from Operations	0.1%	(0.2)%	(1.7)%
Other Income (Expense)	(1.3)%	(1.7)%	(2.4)%
Loss Before Income Taxes	(1.2)%	(1.9)%	(4.1)%
Benefit from Income Taxes	(0.6)%	(0.7)%	(1.3)%
Net Income (Loss) Including Noncontrolling Interest	(0.6)%	(1.2)%	(2.8)%
Less: Loss Attributable to Noncontrolling Interest	—%	—%	—%
Net Income (Loss) Attributable to Titan Machinery Inc.	(0.6)%	(1.2)%	(2.8)%
Fiscal Year Ended January 31, 2018 Compared to Fiscal Year Ended January 31, 2017
Consolidated Results
Revenue

	Year Ended January 31,		Increase/	Percent
	2018	2017	Decrease	Change
	(dollars in thousands)
Equipment	$804,361	$797,315	$7,046	0.9%
Parts	222,404	233,819	(11,415)	(4.9)%
Service	117,318	124,076	(6,758)	(5.4)%
Rental and other	58,855	57,870	985	1.7%
Total Revenue	$1,202,938	$1,213,080	$(10,142)	(0.8)%
The decrease in total revenue for fiscal 2018, as compared to fiscal 2017, was primarily the result of a decrease in Agriculture and Construction segment revenue partially offset by an increase in our International segment. Agriculture and Construction revenue decreased primarily due to our store closings associated with our Fiscal 2018 Restructuring Plan. In addition, included as revenue in fiscal 2017 was $42.1 million of equipment sales that was recognized as a result of our expanded marketing efforts of aged inventories.

Gross Profit

	Year Ended January 31,		Increase/	Percent
	2018	2017	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$60,896	$51,146	$9,750	19.1%
Parts	65,949	69,799	(3,850)	(5.5)%
Service	73,177	77,792	(4,615)	(5.9)%
Rental and other	15,278	14,992	286	1.9%
Total Gross Profit	$215,300	$213,729	$1,571	0.7%
Gross Profit Margin
Equipment	7.6%	6.4%	1.2%	18.8%
Parts	29.7%	29.9%	(0.2)%	(0.7)%
Service	62.4%	62.7%	(0.3)%	(0.5)%
Rental and other	26.0%	25.9%	0.1%	0.4%
Total Gross Profit Margin	17.9%	17.6%	0.3%	1.7%
Gross Profit Mix
Equipment	28.3%	23.9%	4.4%	18.4%
Parts	30.6%	32.7%	(2.1)%	(6.4)%
Service	34.0%	36.4%	(2.4)%	(6.6)%
Rental and other	7.1%	7.0%	0.1%	1.4%
Total Gross Profit Mix	100.0%	100.0%	—%	—%
Gross profit remained relatively flat, increasing $1.6 million from fiscal 2017 to fiscal 2018. Gross profit margin remained consistent increasing from 17.6% in fiscal 2017 to 17.9% in fiscal 2018. The increase in gross profit and gross profit margin was mainly due to higher equipment revenues and higher gross profit margins on equipment revenue.
Our company-wide absorption rate improved to 79.1% for fiscal 2018 from 77.7% for fiscal 2017 as our decrease in gross profit from parts, service and rental and other in fiscal 2018 was more than offset by a reduction in our fixed operating costs and floorplan interest expense.
Operating Expenses

	Year Ended January 31,			Percent
	2018	2017	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$203,203	$211,372	$(8,169)	(3.9)%
Operating Expenses as a Percentage of Revenue	16.9%	17.4%	(0.5)%	(2.9)%
The $8.2 million decrease in operating expenses was primarily the result of cost savings resulting from our Fiscal 2018 Restructuring Plan, in which we reduced our headcount and generated additional cost savings associated with the closing of 15 stores. The decrease in operating expenses as a percentage of total revenue reflects the benefits of our cost-saving initiatives.

Impairment and Restructuring Costs

	Year Ended January 31,		Increase/	Percent
	2018	2017	Decrease	Change
	(dollars in thousands)
Impairment of Long-Lived Assets	673	4,410	(3,737)	(84.7)%
Restructuring Costs	10,499	319	10,180	N/M
During fiscal 2018, we recognized a total of $0.7 million in impairment expense related to long-lived assets, compared to impairment expense of $4.4 million in fiscal 2017. The restructuring costs recognized in fiscal 2018 and fiscal 2017 occurred as a result of our store restructuring plans and associated exit costs, including accruals for lease terminations and remaining lease obligations, employee termination benefits, and the costs associated with relocating certain assets of our closed stores. See Note 20 to our consolidated financial statements for further details on our store restructuring plans and associated exit costs, and the Non-GAAP Financial Measures section below for impact of these amounts on adjusted Diluted EPS.
Other Income (Expense)

	Year Ended January 31,		Increase/	Percent
	2018	2017	(Decrease)	Change
	(dollars in thousands)
Interest income and other income (expense)	$1,635	$1,524	$111	7.3%
Floorplan interest expense	(8,152)	(13,560)	(5,408)	(39.9)%
Other interest expense	(8,847)	(8,305)	542	6.5%
The decrease in floorplan interest expense for fiscal 2018, as compared to fiscal 2017, was primarily due to a decrease in our interest-bearing inventory in fiscal 2018. For fiscal 2017, other interest expense included $3.1 million of gains recognized as a result of our repurchases of $54.3 million face value of Senior Convertible Notes. Interest expense associated with our Senior Convertible Notes, which is reflected in other interest expense, decreased $2.3 million in fiscal 2018 compared to fiscal 2017 due to interest savings resulting from our repurchases of our Senior Convertible Notes. Other interest expense also includes $0.4 million of debt issuance cost write-offs recognized in fiscal 2018 as a result of our election to reduce the maximum available credit under our Wells Fargo Credit Agreement.
Benefit from Income Taxes

	Year Ended January 31,			Percent
	2018	2017	Decrease	Change
	(dollars in thousands)
Benefit from Income Taxes	$(7,390)	$(8,178)	$(788)	(9.6)%
Our effective tax rate changed from 36.0% in fiscal 2017 to 51.2% in fiscal 2018. Our effective tax rate for fiscal 2018 was impacted by the enactment on December 22, 2017 of federal tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act reduced the U.S. federal corporate tax rate from 35% to 21%. The Company recorded a net tax benefit of $1.8 million for the year ended January 31, 2018 as a result of remeasuring its domestic net deferred tax liabilities at a federal rate of 21% as this is the rate at which these deferred tax amounts are expected to reverse in future periods.
The Company's effective tax rate was also impacted by changes in valuation allowances recognized for deferred tax assets, including net operating losses in certain of our domestic and international jurisdictions. The Company concluded in the fourth quarter of fiscal 2018 that, based on all available evidence, it was more likely than not that it would have sufficient future taxable income to realize the deferred tax assets of its Ukrainian subsidiary. As a result, the Company released the $3.5 million valuation allowance in the fourth quarter of fiscal 2018 and recognized a corresponding benefit from income taxes. The Company's conclusion regarding the realizability of such deferred tax assets was based on our recent profitable operations resulting in a cumulative profit over the three-year period ending January 31, 2018 in Ukraine, our projections of future profitability, the relative economic and geopolitical stability in Ukraine and the unlimited carryforward period of net operating losses in Ukraine.
See Note 14 to our consolidated financial statements for further details on our effective tax rate, and the Non-GAAP Financial Measures section below for impact of income tax valuation allowance on adjusted Diluted EPS.

Segment Results

	Year Ended January 31,		Increase/	Percent
	2018	2017	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$694,025	$739,167	$(45,142)	(6.1)%
Construction	300,019	323,625	(23,606)	(7.3)%
International	208,894	150,288	58,607	39.0%
Total	$1,202,938	$1,213,080	$(10,141)	(0.8)%

Income (Loss) Before Income Taxes
Agriculture	$(3,678)	$(15,781)	$12,103	76.7%
Construction	(7,278)	(5,875)	(1,403)	(23.9)%
International	2,205	(469)	2,674	N/M
Segment income (loss) before income taxes	(8,751)	(22,125)	13,374	60.4%
Shared Resources	(5,688)	(588)	(5,100)	N/M
Total	$(14,439)	$(22,713)	$8,274	36.4%
Agriculture
Agriculture segment revenue for fiscal 2018 decreased 6.1% compared to the same period last year. The revenue decrease was primarily due to a decrease in revenue resulting from the impact of our store closings associated with our Fiscal 2018 Restructuring Plan. Agriculture same-store sales for fiscal 2018 increased 4.0% as compared to fiscal 2017.
Agriculture segment loss before income taxes for fiscal 2018 improved by $12.1 million compared to the same period last year. The decrease in segment loss before income taxes was largely the result of higher gross profit margins on equipment revenue, operating expense savings as a result of our Fiscal 2018 Restructuring Plan and a decrease in floorplan interest expense as the result of a decrease in our interest-bearing inventory in fiscal 2018. These improvements were partially offset by a higher level of restructuring and impairment costs in fiscal 2018 as compared to fiscal 2017.
Construction
Construction segment revenue for fiscal 2018 decreased 7.3% compared to the same period last year. The revenue decrease was due to a Construction same-store sales decrease of 6.3% compared to the same period last year. This decrease was primarily the result of decreased equipment revenue. In fiscal 2017 we recognized $19.3 million of equipment revenue as a result of our expanded marketing efforts of aged inventories, a portion of such revenue was incremental revenue recognized in fiscal 2017.
Our Construction segment loss before income taxes was $7.3 million for fiscal 2018 compared to $5.9 million for fiscal 2017. The decline in segment results was primarily due to the decrease in revenue noted above, but partially offset by decreases in operating expenses and floorplan interest expense. The decrease in operating expenses reflects cost savings associated with our Fiscal 2018 Restructuring Plan, and the decrease in floorplan interest expense is the result of a decrease in our interest-bearing inventory in fiscal 2018 as compared to fiscal 2017. The dollar utilization of our rental fleet was 23.6% in fiscal 2018, which was relatively flat as compared to fiscal 2017 dollar utilization of 24.0%.
International
International segment revenue for fiscal 2018 increased 39.0% compared to the same period last year primarily due to increased equipment revenue. Equipment revenue increased in fiscal 2018 primarily due to the build-out of our footprint, availability of government subsidy program funds, and positive crop conditions in certain of our markets.
Our International segment income before income taxes was $2.2 million for fiscal 2018 compared to segment loss before income taxes of $0.5 million for the same period last year. The increase in segment income before income taxes was primarily due to the increase in segment revenue as noted above, but partially offset by an increase in operating expenses resulting from the continued build-out of our footprint and presence in our European markets.

Shared Resources/Eliminations
We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate most of these net expenses to our segments. Since these allocations are set early in the year, and a portion is planned to be unallocated, unallocated balances may occur. Shared Resource loss before income taxes was $5.7 million for fiscal 2018 compared to $0.6 million for the same period last year. For fiscal 2018, loss before income taxes was impacted by $1.5 million in restructuring costs related to the Fiscal 2018 Restructuring Plan and $0.6 million in floorplan interest expense related to the interest rate swap termination and reclassification. For fiscal 2017, loss before income taxes included a $3.1 million gain recognized as a result of our repurchases of $54.3 million face value of Senior Convertible Notes.
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
The decrease in total revenue for fiscal 2017, as compared to fiscal 2016, was primarily due to a decrease in same-store sales of 10.6% and the impact of our store closings during fiscal 2016. The same-store sales decrease was mainly driven by a decrease in Agriculture same-store sales of 13.9%, which primarily resulted from a decrease in equipment revenue, as well as a decrease in Construction same-store sales of 3.8%. These decreases in same-store sales were primarily the result of the challenging industry conditions present in our Agriculture and Construction segments discussed in the Macroeconomic and Industry Factors section above. The construction industry conditions led to lower rental and other revenue, particularly in our Construction stores in oil production areas.

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
Operating Expenses

	Year Ended January 31,		Increase/	Percent
	2017	2016	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$211,372	$220,524	$(9,152)	(4.2)%
Operating Expenses as a Percentage of Revenue	17.4%	16.2%	1.2%	7.4%
The $9.2 million decrease in operating expenses was primarily the result of our restructuring plan implemented in the first quarter of fiscal 2016 in which we reduced our headcount by 14% and generated additional cost savings associated with the closing of four stores. In addition, commission expense in fiscal 2017 decreased relative to the prior year due to the decrease in equipment gross profit, exclusive of the impact of the $27.5 million impairment charge recognized in fiscal 2016. The increase in operating expenses as a percentage of total revenue was primarily due to the decrease in total revenue in fiscal 2017, as compared to fiscal 2016, which negatively affected our ability to leverage our fixed operating costs.

Impairment & Restructuring Costs

	Year Ended January 31,			Percent
	2017	2016	(Decrease)	Change
	(dollars in thousands)
Impairment of Long-Lived Assets	4,410	6,903	(2,493)	(36.1)%
Restructuring Costs	319	1,597	(1,278)	(80.0)%
During fiscal 2017, we recognized a total of $4.4 million in impairment expense related to long-lived assets, compared to impairment expense of $6.9 million in fiscal 2016. The restructuring costs recognized in fiscal 2017 and fiscal 2016 occurred as a result of our restructuring plans and associated exit costs, including accruals for lease terminations and remaining lease obligations, employee termination benefits, and the costs associated with relocating certain assets of our closed stores. See Note 20 to our consolidated financial statements for further details on our restructuring plans and associated exit costs, and the Non-GAAP Financial Measures section below for impact of these amounts on adjusted Diluted EPS.
Other Income (Expense)

	Year Ended January 31,			Percent
	2017	2016	Decrease	Change
	(dollars in thousands)
Interest income and other income (expense)	$1,524	$(478)	$(2,002)	N/M
Floorplan interest expense	(13,560)	(18,334)	(4,774)	(26.0)%
Other interest expense	(8,305)	(14,289)	(5,984)	(41.9)%
The improvement in interest income and other income (expense) is primarily due to a decrease in foreign currency remeasurement losses in Ukraine, resulting from changes in the valuation of the Ukrainian hryvnia, which totaled $0.2 million and $2.5 million for fiscal 2017 and 2016. See the Non-GAAP Financial Measures section below for impact of the Ukraine foreign currency remeasurement losses on adjusted net income (loss) and adjusted Diluted EPS. The decrease in floorplan interest expense for fiscal 2017, as compared to last year, was primarily due to a decrease in our interest-bearing inventory in fiscal 2017. The decrease in other interest expense is primarily due to a $3.1 million gain recognized in fiscal 2017 related to repurchases of $54.3 million of face value of our Senior Convertible Notes and the interest savings subsequent to the repurchases. See the Non-GAAP Financial Measures section below for the impact of the gain on repurchase of Senior Convertible Notes on adjusted net income (loss) and adjusted Diluted EPS.
Benefit from Income Taxes

	Year Ended January 31,			Percent
	2017	2016	(Decrease)	Change
	(dollars in thousands)
Benefit from Income Taxes	$(8,178)	$(17,982)	$(9,804)	(54.5)%
Our effective tax rate changed from 32.0% in fiscal 2016 to 36.0% in fiscal 2017, primarily due to a change in mix of our domestic and foreign losses before income taxes in relation to our total loss before income taxes, and the impact of recognizing valuation allowances on our U.S. federal and state and certain of our foreign deferred tax assets, including net operating losses. See Note 14 to our consolidated financial statements for further details on our effective tax rate, and the Non- GAAP Financial Measures section below for impact of income tax valuation allowance on adjusted Diluted EPS.

Segment Results

	Year Ended January 31,		Increase/	Percent
	2017	2016	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$739,167	$864,851	$(125,684)	(14.5)%
Construction	323,625	340,916	(17,291)	(5.1)%
International	150,288	162,068	(11,780)	(7.3)%
Total	$1,213,080	$1,367,835	$(154,755)	(11.3)%

Income (Loss) Before Income Taxes
Agriculture	$(15,781)	$(29,710)	$13,929	46.9%
Construction	(5,875)	(26,388)	20,513	77.7%
International	(469)	(3,004)	2,535	84.4%
Segment income (loss) before income taxes	(22,125)	(59,102)	36,977	62.6%
Shared Resources	(588)	2,891	(3,479)	(120.3)%
Total	$(22,713)	$(56,211)	$33,498	(59.6)%
Agriculture
Agriculture segment revenue for fiscal 2017 decreased 14.5% compared to fiscal 2016. The revenue decrease was due to a decrease in Agriculture same-store sales of 13.9% as compared to fiscal 2016, which was primarily caused by a decrease in equipment revenue, largely resulting from the challenging industry conditions discussed in the Macroeconomic and Industry Factors section above.
Agriculture segment loss before income taxes for fiscal 2017 improved by $13.9 million compared to fiscal 2016 primarily due to an improvement in equipment gross profit and a reduction in operating expenses and floorplan interest expense, but partially offset by the aforementioned decrease in equipment revenue. The improvement in equipment gross profit was primarily the result of the $11.4 million equipment inventory impairment charge recognized in fiscal 2016 as discussed in the Inventory Impairment Charges section above. Excluding the impact of this charge, equipment gross profit margin decreased slightly in fiscal 2017 from fiscal 2016 as the result of our aggressive pricing and retailing of used equipment inventories in fiscal 2017 to accelerate our used inventory reduction efforts. The decrease in operating expenses is primarily the result of the cost savings associated with our restructuring plan implemented in the first quarter of fiscal 2016. Additionally, the decrease in floorplan interest expense occurred as the result of a decrease in our average interest-bearing inventory during fiscal 2017 compared to fiscal 2016.
Construction
Construction segment revenue for fiscal 2017 decreased 5.1% compared to fiscal 2016, primarily due to a decrease in Construction same-store sales of 3.8% over fiscal 2016 and due to the impact of our store closings. The decrease in Construction same-store sales was experienced across all lines of our business and was largely due to the challenging industry conditions discussed in the Macroeconomic and Industry Factors section above.
Our Construction segment loss before income taxes was $5.9 million for fiscal 2017 compared to segment loss before income taxes of $26.4 million for fiscal 2016. The improvement in segment loss before income taxes was primarily the result of an improvement in equipment gross profit and a reduction in operating expenses and floorplan interest expense, but partially offset by the aforementioned decrease in revenue. The improvement in equipment gross profit was primarily the result of the $15.9 million equipment inventory impairment charge recognized in fiscal 2016 as discussed in the Inventory Impairment Charges section above. The decrease in operating expenses reflected cost savings associated with our restructuring plan implemented in the first quarter of fiscal 2016 and the decrease in floorplan interest expense is the result of a decrease in our average interest-bearing inventory during fiscal 2017 compared to fiscal 2016. The dollar utilization of our rental fleet was 24.0% in fiscal 2017 which was consistent with fiscal 2016 dollar utilization of 24.3%.

International
International segment revenue for fiscal 2017 decreased 7.3% compared to fiscal 2016 due to a same-store sales decrease of 7.3%. The revenue decrease, which was primarily caused by a decrease in equipment revenue, was largely the result of continued low global commodity prices affecting customer demand and reduced funding available through European Union subvention funds in certain of our markets.
Our International segment loss before income taxes was $0.5 million for fiscal 2017 compared to segment loss before income taxes of $3.0 million for fiscal 2016. This improvement was primarily due to lower foreign currency remeasurement losses in Ukraine and lower floorplan interest expense, as compared to prior year. Foreign currency remeasurement losses in Ukraine, resulting from changes in the valuation of the Ukrainian hryvnia, decreased from $2.5 million in fiscal 2016 to $0.2 million in fiscal 2017. Floorplan interest expense decreased in fiscal 2017 compared to fiscal 2016 due to a reduction in interest-bearing floorplan payables resulting from a reduction in our inventory levels and lower interest rates.
Shared Resources/Eliminations
We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate most of these net expenses to our segments. Since these allocations are set early in the year, and a portion is planned to be unallocated, unallocated balances may occur.
Non-GAAP Financial Measures
To supplement our net income (loss) including noncontrolling interest and our diluted earnings (loss) per share ("Diluted EPS"), both GAAP measures, we use adjusted net income (loss) including noncontrolling interest and adjusted Diluted EPS, both non-GAAP measures, which exclude the impact of gains recognized on repurchases of our Senior Convertible Notes, the write-off of debt issuance costs, long-lived asset impairment charges, costs associated with our restructuring activities, gains recognized on insurance recoveries, and foreign currency remeasurement losses in Ukraine. We believe that the presentation of adjusted net income (loss) including noncontrolling interest and adjusted Diluted EPS is relevant and useful to our management and investors because it provides a measurement of earnings on activities that we consider to occur in the ordinary course of our business. Adjusted net income (loss) including noncontrolling interest and adjusted Diluted EPS should be evaluated in addition to, and not considered a substitute for, or superior to, the most comparable GAAP measure. In addition, other companies may calculate these non-GAAP measures in a different manner, which may hinder comparability of our results with those of other companies.

The following tables reconcile Net Loss Including Noncontrolling Interest and Diluted EPS, GAAP measures, to Adjusted Net Loss Including Noncontrolling Interest and Adjusted Diluted EPS, both non-GAAP measures:

	Year Ended January 31,
	2018	2017	2016
	(dollars in thousands, except per share data)
Net Loss Including Noncontrolling Interest
Net Loss Including Noncontrolling Interest	$(7,049)	$(14,535)	$(38,229)
Adjustments
Impairment of Long-Lived Assets	673	4,410	6,903
Gain on Repurchase of Senior Convertible Notes	(22)	(3,130)	—
Debt Issuance Cost Write-Off	416	624	1,558
Restructuring Costs	10,499	319	1,597
Ukraine Remeasurement (1)	—	195	2,485
Interest Rate Swap Termination & Reclassification	631	—	—
Gain on Insurance Recoveries	—	(1,997)	—
Total Pre-Tax Adjustments	12,197	421	12,543
Less: Tax Effect of Adjustments (2)	4,103	(6)	1,639
Less: Benefit from Tax Act	1,809	—	—
Plus: Income Tax Valuation Allowance (3)	(1,920)	44	2,384
Total Adjustments	4,365	383	8,520
Adjusted Net Loss Including Noncontrolling Interest	$(2,684)	$(14,152)	$(29,709)

Diluted EPS
Diluted EPS	$(0.32)	$(0.65)	$(1.76)
Adjustments (4)
Impairment of Long-Lived Assets	0.03	0.20	0.32
Gain on Repurchase of Senior Convertible Notes	—	(0.15)	—
Debt Issuance Cost Write-Off	0.02	0.03	0.07
Restructuring Costs	0.48	0.01	0.07
Ukraine Remeasurement (1)	—	0.01	0.12
Interest Rate Swap Termination & Reclassification	0.03	—	—
Gain on Insurance Recoveries	—	(0.10)	—
Total Pre-Tax Adjustments	0.56	—	0.58
Less: Tax Effect of Adjustments (2)	0.19	—	0.19
Less: Benefit from Tax Act	0.08	—	—
Plus: Income Tax Valuation Allowance (3)	(0.09)	—	0.11
Total Adjustments	0.20	—	0.51
Adjusted Diluted EPS	$(0.12)	$(0.65)	$(1.25)

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

(2)
The tax effect of adjustments was calculated using a 33.8% tax rate for the year ended January 31, 2018 and a 35.0% tax rate for the years ended January 31, 2017 and 2016 for all U.S. related items, which was determined based on the federal statutory rate applicable to the respective fiscal year and no impact for state taxes given our valuation allowance against state deferred tax assets. No tax effect was recognized for foreign related items as all adjustments occurred in foreign jurisdictions that have full valuation allowances on deferred tax assets.

(3)
For all fiscal years, amounts reflect the initial valuation allowance recognized for all deferred tax assets for which no previous valuation allowance existed. In addition, for fiscal 2018, the amount includes the benefit recognized from the release of the valuation allowance on our Ukrainian deferred tax assets, net of the incremental valuation allowance recognized as a result of restructuring costs incurred in fiscal 2018.

(4)	Adjustments are net of the impact of amounts attributable to noncontrolling interests and allocated to participating securities.

For other non-GAAP measures, see our discussion of Adjusted EBITDA in the Key Financial Metrics section and our discussion of Adjusted Cash Flow in the Cash Flow section elsewhere within this Item 7 of our Form 10-K.
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
Equipment Inventory and Floorplan Payable Credit Facilities
Floorplan payable balances reflect the amount owed for new equipment inventory purchased from a manufacturer and used equipment inventory, which is primarily purchased through trade-in on equipment sales, net of unamortized debt issuance costs incurred for floorplan credit facilities. Certain of the manufacturers from which we purchase new equipment inventory offer financing on these purchases, either offered directly from the manufacturer or through the manufacturers’ captive finance affiliate. CNH Industrial's captive finance subsidiary, CNH Industrial Capital, also provides financing of used equipment inventory. We also have floorplan payable balances with non-manufacturer lenders for new and used equipment inventory. Borrowings and repayments on manufacturer floorplan facilities are reported as operating cash flows, while borrowings and repayments on non-manufacturer floorplan facilities are reported as financing cash flows in our consolidated statements of cash flows.
As of January 31, 2018, we had discretionary floorplan payable lines of credit for equipment purchases totaling $728.1 million, which includes a $140.0 million floorplan payable line under the Wells Fargo Credit Agreement, a $450.0 million credit facility with CNH Industrial Capital, a $30.0 million credit facility with DLL Finance and the U.S. dollar equivalent of $108.1 million in credit facilities related to our foreign subsidiaries. The floorplan payable balance relating to these credit facilities totaled $239.2 million of the total floorplan payable balance of $247.4 million outstanding as of January 31, 2018. Available borrowing capacity under these lines of credit are reduced by amounts outstanding under such facilities, borrowing base calculations and amount of standby letters of credit outstanding with respect to the Wells Fargo Credit Agreement, and certain acquisition-related financing arrangements with respect to the CNH Industrial Capital credit facility.
As of January 31, 2018, the Company was in compliance with the financial covenants under its credit agreements, and was not subject to the fixed charge ratio covenant under the Wells Fargo Credit Agreement as our adjusted excess availability plus eligible cash collateral (as defined in the Wells Fargo Credit Agreement) was not less than 15% of the total amount of the credit facility as of January 31, 2018.
In February 2018, the Wells Fargo Credit Agreement was amended to (i) move the maturity testing date under the Wells Fargo Credit Agreement from November 1, 2018 to February 1, 2019, a date that is three-months prior to the scheduled maturity date of the Company's outstanding Senior Convertible Notes, and (ii) modify the maturity test calculation. The maturity date for the Wells Fargo Credit Agreement will remain October 28, 2020 so long as (i) the Company's fixed charge coverage ratio for the 12 month period ending December 31, 2018 is at least 1.1 to 1.0 and (ii) a liquidity test, requiring that the Company have unrestricted cash on hand plus excess borrowing availability under the Wells Fargo Credit Agreement (on a pro-forma basis reflecting the Company’s repayment in full of its outstanding Senior Convertible Notes) in an amount that is greater than 20% of maximum credit amount under the facility, are met on February 1, 2019. If both financial tests are not satisfied on February 1, 2019, the Wells Fargo Credit Agreement will immediately mature and all amounts outstanding become immediately due and payable in full. The Company anticipates, based on our current modeling projections, that these financial tests will be satisfied on February 1, 2019.
Additional details on each of these credit facilities is disclosed in Note 6 to our consolidated financial statements included in this annual report.
In April 2018, the Company entered into an amendment to the credit facility with CNH Industrial Capital, which decreased available borrowings under this facility to $350.0 million. As a result of this amendment, our total discretionary floorplan payable lines of credit for equipment purchases was reduced from $728.1 million to $628.1 million.

Our equipment inventory turnover was 1.7 for fiscal 2018 compared to 1.3 for fiscal 2017. Our equipment inventories increased 1.0% from January 31, 2017 to January 31, 2018. The improvement in our equipment inventory turnover was driven by a 20.9% reduction in our rolling 12 month average equipment inventory from January 31, 2017 to January 31, 2018. Our equity in equipment inventory, which reflects the portion of our equipment inventory balance that is not financed by floorplan payables, decreased to 38.2% as of January 31, 2018 from 41.1% as of January 31, 2017.
Long-Term Debt Facilities
We have a $60.0 million working capital line of credit under the Wells Fargo Credit Agreement (the "Working Capital Line"). The Working Capital Line is used to finance our working capital requirements and fund certain capital expenditures. As of January 31, 2018, we had $13.0 million outstanding on the Working Capital Line. We also finance a portion of our rental fleet and other property and equipment purchases with long-term debt agreements with various lenders.
Adequacy of Capital Resources
Our primary uses of cash have been to fund our operating activities, including the purchase of inventories and providing for other working capital needs, meeting our debt service requirements, making payments due under our various leasing arrangements, funding capital expenditures, including rental fleet assets, and, from time to time, opportunistically repurchasing our outstanding convertible notes. The primary factor affecting our ability to generate cash and to meet existing, known or reasonably likely cash requirements is our operating performance as impacted by (i) industry factors, (ii) competition, (iii) general economic conditions, (iv) the timing and extent of acquisitions, and (v) business and other factors including those identified in Item 1A "Risk Factors" and discussed in this Form 10-K.
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
In fiscal 2018, we used $12.6 million in cash for rental fleet purchases and $13.5 million in cash for property and equipment purchases. The property and equipment purchases primarily related to the purchase of vehicles and the construction or purchase of real estate assets. In fiscal 2017, we used $3.1 million in cash for rental fleet purchases, $9.3 million in cash for property and equipment purchases, and financed $2.5 million in property and equipment purchases with long-term debt. The property and equipment purchases primarily related to the purchase of vehicles, trucks and real estate. We expect our cash expenditures for property and equipment, exclusive of rental fleet, for fiscal 2019 to be approximately $15.0 million and expect cash expenditures for rental fleet for fiscal 2019 to be approximately $10.0 million. The actual amount of our fiscal 2019 capital expenditures will depend upon factors such as general economic conditions, growth prospects for our industry and our decisions regarding financing and leasing options. We currently expect to finance property and equipment purchases with borrowings under our existing credit facilities, financing with long-term debt, with available cash or with cash flow from operations. We may need to incur additional debt if we pursue any future acquisitions.
There can be no assurances, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under the credit facilities with Wells Fargo, CNH Industrial Capital and DLL Finance in amounts sufficient to allow us to service our indebtedness and to meet our other commitments. If we are unable to generate sufficient cash flow from operations or to obtain sufficient future borrowings, we may be required to seek one or more alternatives such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. There can be no assurances that we will be able to succeed with one of these alternatives on commercially reasonable terms, if at all. In addition, if we pursue strategic acquisitions, we may require additional equity or debt financing to consummate the transactions, and we cannot assure you that we will succeed in obtaining this financing on favorable terms or at all. If we incur additional indebtedness to finance any of these transactions, this may place increased demands on our cash flow from operations to service the resulting increased debt. Our existing debt agreements contain restrictive covenants that may restrict our ability to adopt any of these alternatives. Any non-compliance by us under the terms of our debt agreements could result in an event of default which, if not cured, could result in the acceleration of our debt. We have met all financial covenants under these credit agreements as of January 31, 2018. We do not anticipate being in violation of any financial covenants in the foreseeable future. If anticipated operating results create the likelihood of a future covenant violation, we would seek to work with our lenders on an appropriate modification or amendment to our financing arrangements.

Cash Flow
Cash Flow Provided By Operating Activities
Net cash provided by operating activities in fiscal 2018 was $95.8 million compared to $141.0 million in fiscal 2017. The decrease in net cash provided by operating activities of $45.2 million from fiscal 2017 to fiscal 2018 was primarily attributable to changes in inventory, net of related changes in manufacturer floorplan payable balances. We evaluate our cash flow from operating activities net of all floorplan payable activity and maintaining a constant level of equity in our inventory. Taking these adjustments into account, our adjusted cash provided by operating activities was $45.6 million for fiscal 2018 compared to $88.8 million for fiscal 2017. This decrease from fiscal 2017 to fiscal 2018 in adjusted cash provided by operating activities was primarily due to the aforementioned change in inventory, net of the related changes in floorplan payable balances. For reconciliation of this adjusted cash provided by operating activities to the comparative GAAP financial measure, please see the Adjusted Cash Flow Reconciliation below.
Net cash provided by operating activities was $141.0 million in fiscal 2017 compared to net cash provided by operating activities of $231.9 million in fiscal 2016. The decrease in net cash provided by operating activities of $90.9 million from fiscal 2016 to fiscal 2017 was primarily attributable to changes in inventory, net of related changes in manufacturer floorplan payable balances. Our adjusted cash provided by operating activities was $88.8 million for fiscal 2017 and was $44.3 million for fiscal 2016. This increase from fiscal 2016 to fiscal 2017 in adjusted cash provided by operating activities was primarily due to the aforementioned decrease in inventories, net of the related changes in floorplan payable balances. For reconciliation of adjusted cash provided by operating activities to the comparative GAAP financial measure, please see the Adjusted Cash Flow Reconciliation below.
Cash Flow Used For Investing Activities
Net cash used for investing activities is primarily comprised of cash used for property and equipment purchases, including rental fleet, and for business acquisitions.
Net cash used for investing activities was $24.6 million in fiscal 2018, compared to net cash used for investing activities of $9.1 million in fiscal 2017. In fiscal 2018, we used $26.1 million of cash for property and equipment purchases, primarily related to rental fleet, vehicles and construction or purchase of real estate assets. These uses of cash were offset by $5.0 million received upon the sale of property and equipment. The increase in net cash used for investing activities from fiscal 2017 to fiscal 2018 was primarily due an increase in property and equipment purchases in fiscal 2018.
Net cash used for investing activities was $9.1 million in fiscal 2017, compared to net cash provided by investing activities of $0.1 million in fiscal 2016. In fiscal 2017, we had cash used for property and equipment purchases, including rental fleet, totaling $12.4 million, which primarily related to rental fleet, vehicle and truck purchases. These uses of cash were offset by $2.4 million received upon the sale of property and equipment. The decrease in net cash used for investing activities from fiscal 2016 to fiscal 2017 was primarily due to lower proceeds from the sale of property and equipment and electing to purchase property and equipment without financing such purchases.
Cash Flow Used For Financing Activities
Net cash used for financing activities was $71.5 million in fiscal 2018, compared to net cash used for financing activities of $168.0 million in fiscal 2017. In fiscal 2018, net cash used for financing activities primarily resulted from the repayment of our non-manufacturer floorplan payables and the use of $29.1 million in cash to repurchase a portion of our Senior Convertible Notes. We may from time to time continue to repurchase our Senior Convertible Notes depending on prevailing market conditions, our available liquidity and other factors. Such repurchases may be material to our consolidated financial statements.
Net cash used for financing activities was $168.0 million in fiscal 2017 and $269.0 million in fiscal 2016. In fiscal 2017, net cash used for financing activities primarily resulted from the repayment of our non-manufacturer floorplan payables and the use of $46.0 million in cash to repurchase a portion of our Senior Convertible Notes.
Adjusted Cash Flow Reconciliation
We consider our cash flow from operating activities to include all equipment inventory financing activity regardless of whether we obtain the financing from a manufacturer or other source. GAAP requires the cash flows associated with non-manufacturer floorplan payables to be recognized as financing cash flows in the consolidated statement of cash flows. We consider equipment inventory financing with both manufacturers and other sources to be part of the normal operations of our business. We also evaluate our cash flow from operating activities by assuming a constant level of equity in our equipment inventory. Our equity in our equipment inventory reflects the portion of our equipment inventory balance that is not financed by floorplan payables. Our adjustment to maintain a constant level of equity in our equipment inventory is equal to the difference between our actual level of equity in equipment inventory at each period-end presented on the consolidated statements of cash flows compared to the actual level of equity in equipment inventory at the beginning of the fiscal year. We refer to this measure of cash flow as Adjusted Cash Flow.
Our equity in equipment inventory was 38.2%, 41.1% and 24.8% as of January 31, 2018, 2017 and 2016.
Adjusted Cash Flow is a non-GAAP financial measure. We believe that the presentation of Adjusted Cash Flow is relevant and useful to our investors because it provides information on activities we consider normal operations of our business, regardless of financing source and level of financing for our equipment inventory. The following table reconciles net cash provided by operating activities, a GAAP measure, to adjusted net cash provided by operating activities and net cash used for financing activities, a GAAP measure, to adjusted cash flow used for financing activities.

	Net Cash Provided by Operating Activities			Net Cash Used for Financing Activities
	Year Ended January 31,			Year Ended January 31,
	2018	2017	2016	2018	2017	2016
	(in thousands)			(in thousands)
Cash Flow, As Reported	$95,821	$140,997	$231,884	$(71,466)	$(167,976)	$(268,956)
Adjustment for Non-Manufacturer Floorplan Net Payments	(38,626)	(116,558)	(221,912)	38,626	116,558	221,912
Adjustment for Constant Equity in Equipment Inventory	(11,603)	64,400	34,330	—	—	—
Adjusted Cash Flow	$45,592	$88,839	$44,302	$(32,840)	$(51,418)	$(47,044)
Certain Information Concerning Off-Balance Sheet Arrangements
As of January 31, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. In the normal course of our business activities, we lease real estate, vehicles and equipment under operating leases.
Contractual and Commercial Commitment Summary
Our contractual obligations and commercial commitments as of January 31, 2018 are summarized below:

		Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(in thousands)
Long-term debt obligations (1)	$51,528	$3,769	$20,400	$6,227	$21,132
Senior convertible note obligations (2)	68,711	2,455	66,256	—	—
Operating lease (3)	168,589	20,081	33,680	31,133	83,695
Purchase obligations (4)	4,636	1,549	3,087	—	—
Total	$293,464	$27,854	$123,423	$37,360	$104,827

(1)	Includes obligations under our working capital line of credit with Wells Fargo, financing and capital lease obligations, and estimates of interest payable under all such obligations.

(2)	Includes coupon payments of interest on the contractual payment dates and payment of the principal balance on maturity in May 2019.

(3)
Includes minimum lease payment obligations under operating leases. Amounts do not include insurance or real estate taxes, which we include in our operating expenses and which we estimate will be approximately $3.1 million for the less than 1 year period, $5.2 million for the 1 to 3 year period, $5.2 million for the 3 to 5 year period, and $10.0 million for the more than 5 years period for a total of approximately $23.6 million. See Note 12 to our consolidated financial statements for a description of our operating lease obligations.

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
This Form 10-K contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify forward-looking statements by the following words: "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "ongoing," "plan," "potential," "predict," "project," "should," "will," "would," or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management's beliefs and assumptions, which in turn are based on currently available information. Our forward-looking statements in this Form 10-K generally relate to the following:

•
our beliefs and intentions with respect to our growth strategy, including growth through acquisitions, the profitability of acquisitions, the types of acquisition targets we intend to pursue, the availability of suitable acquisition targets, our ability to identify such targets, the industry climate for dealer consolidation, and our ability to implement our growth strategy;

•	our beliefs with respect to factors that will affect demand and seasonality of purchasing in the agricultural and construction industries;

•	our beliefs with respect to our primary supplier (CNH Industrial) of equipment and parts inventory;

•	our beliefs with respect to the equipment market, our competitors and our competitive advantages;

•	our beliefs with respect to the impact of government subsidies on the agriculture economy;

•	our beliefs with respect to the impact of natural resource exploration and related commodity prices in our operating region on our operating results;

•	our beliefs with respect to the impact of government regulations;

•	our beliefs with respect to continued operations in the event of information systems inoperability;

•
our beliefs with respect to our business strengths, including the Titan Operating Model, the diversity of our customer base, and the growth rate of our shared resources expenditures and our marketing efforts;

•	our plans and beliefs with respect to real property used in our business;

•	our plans and beliefs regarding future sales, sales mix, and marketing activities;

•	our beliefs and assumptions regarding the payment of dividends and repatriation of earnings from foreign operations;

•	our beliefs and assumptions regarding valuation reserves, equipment inventory balances, fixed operating expenses, and absorption rate;

•	our beliefs and expectations regarding our restructuring activities including the amount and recognition of related costs;

•	our beliefs and expectations regarding the effects of the political climate and economy in Ukraine;

•	our beliefs and assumptions with respect to our rental equipment operations;

•	our beliefs with respect to our employee relations and the impact of employee training and management strength on our revenues;

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
Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management's beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results that differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•	incorrect assumptions regarding our cash needs;

•	general economic conditions and construction activity in the markets where we operate;

•	our relationships with equipment suppliers;

•	our leverage;

•	the risks associated with the expansion of our business;

•	the potential inability to integrate any businesses we acquire;

•	competitive pressures;

•	compliance with laws and regulations; and

•	other factors discussed under "Risk Factors" or elsewhere in this Form 10-K.
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
Interest Rate Risk
Exposure to changes in interest rates results from borrowing activities used to fund operations. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. We have both fixed and floating rate financing. Some of our floating rate credit facilities contain minimum rates of interest to be charged. Based upon our interest-bearing balances and interest rates as of January 31, 2018, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $1.3 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $1.3 million. At January 31, 2018, we had total floorplan payables of $247.4 million, of which $115.4 million was interest-bearing at variable interest rates and $132.0 million was non-interest bearing. At January 31, 2018, we also had long-term debt, including our Senior Convertible Notes, of $99.0 million, of which $13.0 million was variable rate debt and $86.0 million was fixed rate debt.
Foreign Currency Exchange Rate Risk
Our foreign currency exposures arise as the result of our foreign operations. We are exposed to transactional foreign currency exchange rate risk through our foreign entities’ holding assets and liabilities denominated in currencies other than their functional currency. In addition, the Company is exposed to foreign currency transaction risk as a result of certain intercompany financing transactions. The Company attempts to manage its transactional foreign currency exchange rate risk through the use of derivative financial instruments, primarily foreign exchange forward contracts, or through natural hedging instruments. Based upon balances and exchange rates as of January 31, 2018, holding other variables constant, we believe that a hypothetical 10% increase or decrease in all applicable foreign exchange rates would not have a material impact on our results of operations or cash flows. As of January 31, 2018, our Ukrainian subsidiary had $7.3 million of net monetary assets denominated in Ukrainian hryvnia (UAH). Our net monetary asset position as of January 31, 2018 was impacted by a large volume of UAH cash receipts totaling approximately $3.0 million immediately prior to year-end that could not be immediately converted to U.S. dollars. In addition, the release of our valuation allowance against our deferred tax assets, which totaled $3.0 million as of January 31, 2018, has the effect of increasing the amount of net monetary assets as our deferred tax assets are monetary assets that are no longer fully offset by a valuation allowance. We have attempted to minimize our net monetary asset position through reducing overall asset levels in Ukraine and through borrowing in UAH which serves as a natural hedging instrument offsetting our net UAH denominated assets. At certain times, currency and payment controls imposed by the National Bank of Ukraine have limited our ability to manage our net monetary asset position. While the UAH remained relatively stable in fiscal 2018, an escalation of political tensions or economic instability could lead to further, significant UAH devaluations which could have a material impact on our results of operations and cash flows.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Balance Sheets of the Company as of January 31, 2018 and 2017, and the related Consolidated Statements of Operations, Comprehensive Income (Loss), Stockholders' Equity, and Cash Flows for the years ended January 31, 2018, 2017 and 2016, and the notes thereto, have been audited by Deloitte & Touche LLP, an independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Titan Machinery Inc.
West Fargo, North Dakota

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Titan Machinery Inc. and subsidiaries (the “Company”) as of January 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 6, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
April 6, 2018

We have served as the Company's auditor since 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Titan Machinery Inc.
West Fargo, North Dakota
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Titan Machinery Inc. and subsidiaries (the "Company") as of January 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended January 31, 2018, of the Company and our report dated April 6, 2018, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
April 6, 2018

TITAN MACHINERY INC.
CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 31, 2018 AND 2017
(in thousands, except per share data)

	January 31, 2018	January 31, 2017
Assets
Current Assets
Cash	$53,396	$53,151
Receivables (net of allowance of $2,951 and $3,630 as of January 31, 2018 and January 31, 2017, respectively)	60,672	60,082
Inventories	472,467	478,266
Prepaid expenses and other	12,440	10,989
Income taxes receivable	171	5,380
Total current assets	599,146	607,868
Noncurrent Assets
Intangible assets, net of accumulated amortization	5,193	5,001
Property and Equipment, net of accumulated depreciation	151,047	156,647
Deferred income taxes	3,472	547
Other	1,450	1,359
Total noncurrent assets	161,162	163,554
Total Assets	$760,308	$771,422

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$15,136	$17,326
Floorplan payable	247,392	233,228
Current maturities of long-term debt	1,574	1,373
Customer deposits	32,324	26,366
Accrued expenses and other	31,863	30,533
Total current liabilities	328,289	308,826
Long-Term Liabilities
Senior convertible notes	62,819	88,501
Long-term debt, less current maturities	34,578	38,236
Deferred income taxes	2,275	9,500
Other long-term liabilities	10,492	5,180
Total long-term liabilities	110,164	141,417
Commitments and Contingencies (Notes 11 and 12)
Stockholders' Equity
Common stock, par value $.00001 per share, 45,000 shares authorized; 22,102 shares issued and outstanding at January 31, 2018; 21,836 shares issued and outstanding at January 31, 2017	—	—
Additional paid-in-capital	246,509	240,615
Retained earnings	77,046	85,347
Accumulated other comprehensive loss	(1,700)	(4,783)
Total stockholders' equity	321,855	321,179
Total Liabilities and Stockholders' Equity	$760,308	$771,422
See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JANUARY 31, 2018, 2017 AND 2016
(in thousands, except per share data)

	2018	2017	2016
Revenue
Equipment	$804,361	$797,315	$925,471
Parts	222,404	233,819	245,387
Service	117,318	124,076	127,457
Rental and other	58,855	57,870	69,520
Total Revenue	1,202,938	1,213,080	1,367,835
Cost of Revenue
Equipment	743,465	746,169	889,567
Parts	156,455	164,020	173,083
Service	44,141	46,284	46,814
Rental and other	43,577	42,878	52,457
Total Cost of Revenue	987,638	999,351	1,161,921
Gross Profit	215,300	213,729	205,914
Operating Expenses	203,203	211,372	220,524
Impairment of Long-Lived Assets	673	4,410	6,903
Restructuring Costs	10,499	319	1,597
Income (Loss) from Operations	925	(2,372)	(23,110)
Other Income (Expense)
Interest income and other income (expense)	1,635	1,524	(478)
Floorplan interest expense	(8,152)	(13,560)	(18,334)
Other interest expense	(8,847)	(8,305)	(14,289)
Loss Before Income Taxes	(14,439)	(22,713)	(56,211)
Benefit from Income Taxes	(7,390)	(8,178)	(17,982)
Net Loss Including Noncontrolling Interest	(7,049)	(14,535)	(38,229)
Less: Net Loss Attributable to Noncontrolling Interest	—	(356)	(337)
Net Loss Attributable to Titan Machinery Inc.	(7,049)	(14,179)	(37,892)
Net Loss Allocated to Participating Securities - Note 1	141	243	717
Net Loss Attributable to Titan Machinery Inc. Common Stockholders	$(6,908)	$(13,936)	$(37,175)
Earnings (Loss) per Share - Note 1
Basic	$(0.32)	$(0.65)	$(1.76)
Diluted	$(0.32)	$(0.65)	$(1.76)
Weighted Average Common Shares
Basic	21,543	21,294	21,111
Diluted	21,543	21,294	21,111
See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED JANUARY 31, 2018, 2017 AND 2016
(in thousands)

	2018	2017	2016
Net Loss Including Noncontrolling Interest	$(7,049)	$(14,535)	$(38,229)
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	2,399	(1,090)	(4,598)
Unrealized gain on net investment hedge derivative instruments, net of tax expense of $132 for the year ended January 31, 2016	—	—	201
Unrealized gain (loss) on interest rate swap cash flow hedge derivative instrument, net of tax expense (benefit) of $19, $105, and ($524) for the years ended January 31, 2018, 2017 and 2016	29	158	(785)
Reclassification of loss on interest rate swap cash flow hedge derivative instrument included in net loss, net of tax benefit of $436, $554, and $702 for the years ended January 31, 2018, 2017 and 2016	655	830	1,053
Reclassification of loss on foreign currency contract cash flow hedge derivative instruments included in net loss, net of tax benefit of $24 for the years ended January 31, 2016	—	—	37
Total Other Comprehensive Income (Loss)	3,083	(102)	(4,092)
Comprehensive Loss	(3,966)	(14,637)	(42,321)
Comprehensive Loss Attributable to Noncontrolling Interest	—	(333)	(1,067)
Comprehensive Loss Attributable To Titan Machinery Inc.	$(3,966)	$(14,304)	$(41,254)
See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JANUARY 31, 2018, 2017 AND 2016
(in thousands)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
	Shares Outstanding	Amount	Additional Paid-In Capital	Retained Earnings	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Net Investment Hedges	Unrealized Gains (Losses) on Interest Rate Swap Cash Flow Hedges	Unrealized Gains (Losses) on Foreign Currency Contract Cash Flow Hedges	Total	Total Titan Machinery Inc. Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
BALANCE, JANUARY 31, 2015	21,406	$—	$240,180	$137,418	$(1,632)	$2,510	$(1,940)	$(37)	$(1,099)	$376,499	$1,860	$378,359
Common stock issued on grant of restricted stock (net of forfeitures), exercise of stock options, and tax benefits of equity awards	198	—	208	—	—	—	—	—	—	208	—	208
Stock-based compensation expense	—	—	2,103	—	—	—	—	—	—	2,103	—	2,103
Other	—	—	—	—	—	—	—	—	—	—	—	—
Comprehensive loss:
Net income (loss)	—	—	—	(37,892)	—	—	—	—	—	(37,892)	(337)	(38,229)
Other comprehensive income (loss)	—	—	—	—	(3,868)	201	268	37	(3,362)	(3,362)	(730)	(4,092)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(41,254)	(1,067)	(42,321)
BALANCE, JANUARY 31, 2016	21,604	—	242,491	99,526	(5,500)	2,711	(1,672)	—	(4,461)	337,556	793	338,349
Common stock issued on grant of restricted stock (net of forfeitures), exercise of stock options, and tax benefits of equity awards	232	—	(355)	—	—	—	—	—	—	(355)	—	(355)
Stock-based compensation expense	—	—	2,145	—	—	—	—	—	—	2,145	—	2,145
Acquisition of non-controlling interest	—	—	(3,666)	—	(197)	—	—	—	(197)	(3,863)	(460)	(4,323)
Comprehensive loss:
Net loss	—	—	—	(14,179)	—	—	—	—	—	(14,179)	(356)	(14,535)
Other comprehensive income (loss)	—	—	—	—	(1,113)	—	988	—	(125)	(125)	23	(102)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(14,304)	(333)	(14,637)
BALANCE, JANUARY 31, 2017	21,836	—	240,615	85,347	(6,810)	2,711	(684)	—	(4,783)	321,179	—	321,179
ASU 2016-09 cumulative effect adjustment	—	—	2,087	(1,252)	—	—	—	—	—	835	—	835
Common stock issued on grant of restricted stock (net of forfeitures), exercise of stock options, and tax benefits of equity awards	266	—	989	—	—	—	—	—	—	989	—	989
Stock-based compensation expense	—	—	3,441	—	—	—	—	—	—	3,441	—	3,441
Repurchase of Senior Convertible Notes	—	—	(623)	—	—	—	—	—	—	(623)	—	(623)
Comprehensive loss:
Net loss	—	—	—	(7,049)	—	—	—	—	—	(7,049)	—	(7,049)
Other comprehensive income (loss)	—	—	—	—	2,399	—	684	—	3,083	3,083	—	3,083
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(3,966)	—	(3,966)
BALANCE, JANUARY 31, 2018	22,102	$—	$246,509	$77,046	$(4,411)	$2,711	$—	$—	$(1,700)	$321,855	$—	$321,855
See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 31, 2018, 2017 AND 2016
(in thousands)

	2018	2017	2016
Operating Activities
Net loss including noncontrolling interest	$(7,049)	$(14,535)	$(38,229)
Adjustments to reconcile net loss including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	25,105	26,868	28,538
Impairment of long-lived assets	673	4,410	6,903
Deferred income taxes	(8,920)	(2,841)	(9,171)
Stock-based compensation expense	3,441	2,145	2,103
Noncash interest expense	3,651	5,314	6,717
Gain on repurchase of Senior Convertible Notes	(22)	(3,130)	—
Other, net	(2,406)	(925)	(696)
Changes in assets and liabilities
Receivables, prepaid expenses and other assets	(1,002)	(1,885)	24,326
Inventories	20,338	211,793	196,983
Manufacturer floorplan payable	46,141	(95,341)	45,005
Accounts payable, customer deposits, accrued expenses and other long-term liabilities	8,445	1,824	(14,318)
Income taxes	7,417	7,300	(16,277)
Net Cash Provided by Operating Activities	95,812	140,997	231,884
Investing Activities
Rental fleet purchases	(12,578)	(3,137)	(341)
Property and equipment purchases (excluding rental fleet)	(13,537)	(9,288)	(8,070)
Proceeds from sale of property and equipment	5,030	2,388	7,777
Acquisition consideration, net of cash acquired	(3,652)	—	—
Proceeds from insurance recoveries	—	1,431	—
Other, net	148	(519)	508
Net Cash Used for Investing Activities	(24,589)	(9,125)	(126)
Financing Activities
Net change in non-manufacturer floorplan payable	(38,626)	(116,558)	(221,912)
Repurchase of Senior Convertible Notes	(29,093)	(46,013)
Proceeds from long-term debt borrowings	33,001	14,009	72,907
Principal payments on long-term debt	(36,786)	(17,199)	(116,876)
Loan provided to non-controlling interest holder	—	(2,148)	—
Payment of debt issuance costs	(27)	(34)	(3,397)
Other, net	65	(33)	322
Net Cash Used for Financing Activities	(71,466)	(167,976)	(268,956)
Effect of Exchange Rate Changes on Cash	488	(210)	(865)
Net Change in Cash	245	(36,314)	(38,063)
Cash at Beginning of Period	53,151	89,465	127,528
Cash at End of Period	$53,396	$53,151	$89,465
Supplemental Disclosures of Cash Flow Information
Cash paid during the period
Income taxes, net of refunds	$(5,555)	$(13,086)	$7,324
Interest	$13,634	$20,782	$25,840
Supplemental Disclosures of Noncash Investing and Financing Activities
Net property and equipment financed with long-term debt, accounts payable and accrued liabilities	$752	$2,496	$12,156
Business combination assets acquired through direct financing	$871	$—	$—
Long-term debt extinguished upon sale of property and equipment	$—	$—	$3,315
Net transfer of assets from property and equipment to inventories	$3,609	$7,454	$3,912
Acquisition of non-controlling interest through satisfaction of outstanding receivables	$—	$4,324	$—
See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
Titan Machinery Inc. and its subsidiaries (collectively, the "Company") are engaged in the retail sale, service and rental of agricultural and construction machinery through its stores in the United States and Europe. The Company's North American stores are located in Arizona, Colorado, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, South Dakota, Wisconsin and Wyoming, and its European stores are located in Bulgaria, Romania, Serbia and Ukraine.
Seasonality
The agricultural and construction equipment businesses are highly seasonal, which causes the Company's quarterly results and cash flows to fluctuate during the year. The Company's customers generally purchase and rent equipment in preparation for, or in conjunction with, their busy seasons, which for farmers are the spring planting and fall harvesting seasons, and for Construction customers is dependent on weather seasons in their respective regions, which is typically the second and third quarters of the Company's fiscal year for much of its Construction footprint. The Company's parts and service revenues are typically highest during its customers' busy seasons as well, due to the increased use of their equipment during this time, which generates the need for more parts and service work. However, weather conditions impact the timing of our customers' busy times, which may cause the Company's quarterly financial results to differ between fiscal years. In addition, the fourth quarter typically is a significant period for equipment sales in the U.S. because of our customers’ year-end tax planning considerations, the timing of dealer incentives and the increase in availability of funds from completed harvests and construction projects.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant accounts, transactions and profits between the consolidated companies have been eliminated in consolidation.
The Company's foreign subsidiaries have fiscal years ending on December 31 of each year, consistent with statutory reporting requirements in each of the respective countries. The accounts of the Company's foreign subsidiaries are consolidated as of December 31 of each year. No events occurred related to these subsidiaries in January 2018 that would have materially affected the consolidated financial position, results of operations or cash flows.
In June 2016, the Company acquired all of the outstanding ownership interest held by the noncontrolling interest holder of the Company's Bulgarian subsidiary. Total consideration, which amounted to $4.3 million, was in the form of the satisfaction of outstanding receivables owed to the Company by the noncontrolling interest holder. Subsequent to this acquisition, all of the Company's subsidiaries are wholly-owned.
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
Concentrations in Operations
The Company currently purchases new equipment, rental equipment and the related parts from a limited number of manufacturers. Although no change in suppliers is anticipated, the occurrence of such a change could cause a possible loss of sales and adversely affect operating results. The Company is the holder of authorized dealerships granted by CNH Industrial America, LLC and CNHI International SA (collectively referred to "CNH Industrial") whereby it has the right to act as an authorized dealer for the entity's equipment. The dealership authorizations and floorplan payable facilities can be canceled by the respective entity if the Company does not observe certain established guidelines and covenants.
In addition, the Company believes that the following factors related to concentrations in suppliers, and in particular CNH Industrial, have a significant impact on its operating results:
•CNH Industrial's product offerings, reputation and market share
•CNH Industrial's product prices and incentive and discount programs
•Supply of inventory from CNH Industrial

•	CNH Industrial provides floorplan payable financing for the purchase of a substantial portion of the Company's inventory

•	CNH Industrial provides a significant percentage of the financing and lease financing used by the Company's customers to purchase CNH Industrial equipment from the Company.
Receivables and Credit Policy
Trade accounts receivable due from customers are uncollateralized customer obligations due under normal trade terms requiring payment within 30 to 90 days from the invoice date. Balances unpaid after the due date based on trade terms are considered past due and begin to accrue interest. Payments of trade receivables are allocated to the specific invoices identified on the customer's remittance advice or, if unspecified, are applied to the earliest unpaid invoices. Trade accounts receivable due from manufacturers relate to discount programs, incentive programs and repair services performed on equipment with a remaining factory warranty. Trade accounts receivable due from finance companies primarily consist of contracts in transit with finance companies and balances due from credit card companies. These receivables do not generally have established payment terms but are collected in relatively short time periods. Unbilled receivables represent unbilled labor hours incurred and parts inventories consumed during the performance of service arrangements for our customers at their retail, or billable, rates.
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
Inventories
New and used equipment are stated at the lower of cost (specific identification) or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. All new and used equipment inventories, including that which has been rented, are subject to periodic lower of cost or net realizable value evaluation that considers various factors including aging of equipment and market conditions. Equipment inventory values are adjusted whenever the carrying amount exceeds the net realizable value. Parts inventories are valued at the lower of average cost or net realizable value. The Company estimates its lower of cost or net realizable value adjustments on its parts inventories based on various factors including aging and sales of each type of parts inventory. Work in process represents costs incurred in the reconditioning and preparation for sale of our equipment inventories.

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
Intangible assets with an indefinite life consist of distribution rights with manufacturers. Distribution rights are classified as an indefinite-lived intangible asset because the Company's distribution agreements continue indefinitely by their terms, or are routinely awarded or renewed without substantial cost or material modifications to the underlying agreements. As such, the Company believes that its distribution rights intangible assets will contribute to its cash flows for an indefinite period; therefore, the carrying amount of distribution rights is not amortized, but is tested for impairment annually, or more frequently upon the occurrence of certain events or when circumstances indicate that impairment may be present. The Company performs its annual impairment test as of December 31st of each year. The impairment test is performed by comparing the carrying value to its estimated fair value. See Note 5 for details and results of the Company's impairment testing in the years ended January 31, 2018, 2017 and 2016.
Impairment of Long-Lived Assets
The Company's long-lived assets consist of its intangible assets and property and equipment. These assets are reviewed for potential impairment when events or circumstances indicate that the carrying value may not be recoverable. Recoverability is measured by comparing the estimated future undiscounted cash flows of such assets to their carrying values. If the estimated undiscounted cash flows exceed the carrying value, the carrying value is considered recoverable and no impairment recognition is required. However, if the sum of the undiscounted cash flows is less than the carrying value of the asset, the second step of the impairment analysis must be performed to measure the amount of impairment, if any. The second step of the impairment analysis compares the estimated fair value of the long-lived asset to its carrying value and any amount by which the carrying value exceeds the fair value is recognized as an impairment charge. All impairment charges recognized are included in the Impairment of Long-Lived Assets amount in the consolidated statements of operations.
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
During the year ended January 31, 2018, the Company determined that certain events or circumstances, including a current period operating loss combined with historical losses and anticipated future operating losses, or an expectation that a long-lived asset will be disposed of before the end of its previously estimated useful life, within certain of its stores was an indication that the long-lived assets of these stores may not be recoverable. In light of these circumstances, the Company performed step one of the long-lived asset impairment analysis for these assets, which have a combined carrying value of $13.3 million. In certain cases, the analyses indicated that the carrying value is not recoverable. The aggregate carrying value of such assets totaled $2.5 million. Based on this conclusion, the Company performed step two of the impairment analysis and estimated the fair value of these assets primarily using market and income approaches. Step two of the analysis indicated that an impairment charge in the amount $0.7 million was necessary, of which $0.2 million related to the Agriculture segment and $0.5 million related to the Construction segment. In all other cases, in which the aggregate carrying value of such assets totaled

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$10.8 million, the Company's analyses indicated that the carrying values are recoverable based on its estimates of future undiscounted cash flows under step one of the impairment analysis.
We performed similar impairment analyses at the end of fiscal 2017 and 2016. The Company recognized impairment charges totaling $4.4 million on long-lived assets during the year ended January 31, 2017, of which $1.9 million related to the Agriculture segment, $2.2 million related to the Construction segment and $0.3 million related to the International segment. The Company recognized impairment charges totaling $6.9 million on long-lived assets during the year ended January 31, 2016, of which $4.0 million related to the Agriculture segment, $2.8 million related to the Construction segment and $0.1 million related to the Shared Resource Center.
Derivative Instruments
In the normal course of business, the Company is subject to risk from adverse fluctuations in foreign currency exchange rates and benchmark interest rates. The Company may manage its market risk exposures through a program that includes the use of derivative instruments, primarily foreign exchange forward contracts and interest rate derivatives. The Company's objective in managing its exposure to market risk is to minimize the impact on earnings, cash flows and the consolidated balance sheet. The Company does not use derivative instruments for trading or speculative purposes.
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
The following table sets forth the calculation of the denominator for basic and diluted EPS:

	Year Ended January 31,
	2018	2017	2016
	(in thousands, except per share data)
Basic Weighted-Average Common Shares Outstanding	21,543	21,294	21,111
Plus: Incremental Shares From Assumed Exercise of Stock Options	—	—	—
Diluted Weighted-Average Common Shares Outstanding	21,543	21,294	21,111

Anti-Dilutive Shares Excluded From Diluted Weighted-Average Common Shares Outstanding
Stock Options	87	139	174
Shares Underlying Senior Convertible Notes (conversion price of $43.17)	1,521	2,217	3,474

Earnings (Loss) per Share
Basic	$(0.32)	$(0.65)	$(1.76)
Diluted	$(0.32)	$(0.65)	$(1.76)
Revenue Recognition
Equipment revenue is generally recognized upon receipt of a signed sales contract and delivery of product to customers. In addition to outright sales of new and used equipment, certain rental agreements may include rent-to-purchase options. Under these agreements, customers are given a period of time to exercise an option to purchase the related equipment, with a portion of the rental payments being applied to reduce the purchase price. Payments received during the rental period are recorded as rental revenue. Any such equipment is included in inventory until the purchase option is exercised, and the carrying value of the equipment is reduced in accordance with the Company's aforementioned policy. Equipment revenue is recognized upon the exercise of the purchase option. Parts revenue is recognized upon delivery of product to customers. Service revenue is

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recognized at the time the related services are provided. Rental revenue is recognized over the period of the respective rental agreement.
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
Lessor Accounting
The Company leases equipment from its rental fleet and equipment inventory to customers on operating leases over periods primarily less than one year. These leases require a minimum rental payment and contingent rental payment based on machine hours. Rental revenue totaled $51.6 million, $50.5 million and $61.4 million for the years ended January 31, 2018, 2017 and 2016. As of January 31, 2018, the Company had $123.4 million of rental fleet included in property and equipment and accumulated depreciation of $51.6 million. As of January 31, 2017, the Company had $124.4 million of rental fleet included in property and equipment and accumulated depreciation of $49.3 million.
Construction of Leased Assets and Sale-Leaseback Accounting
The Company from time to time performs construction projects on its store locations, which are recorded as property and equipment in the consolidated balance sheet during the construction period. Upon completion, these assets are either placed in service, at which point the depreciation of the asset commences, or are part of a sale-leaseback transaction with a third-party buyer/lessor. In certain other situations the Company enters into build-to-suit construction projects with third-party lessors. Under the applicable lease accounting rules, certain forms of lessee involvement in the construction of the leased asset deem the Company to be the owner of the leased asset during the construction period and requires capitalization of the lessor's total project costs on the consolidated balance sheet with the recognition of a corresponding financing obligation. Upon completion of a project for which the constructed assets are sold to a buyer/lessor or the completion of a capitalized build-to suit construction project, the Company performs a sale-leaseback analysis to determine if the asset and related financing obligation can be derecognized from the consolidated balance sheet. Certain provisions in a number of our lease agreements, primarily provisions regarding repurchase options, are deemed to be continuing involvement in the sold asset which precludes sale recognition. In such cases, the asset remains on the consolidated balance sheet under property and equipment and the proceeds received in the sale-leaseback transaction are recognized as a financing obligation under long-term debt in the consolidated balance sheet. Both the asset and the financing obligation are amortized over the lease term. In instances in which the Company has no continuing involvement in the sold asset, the criteria for sale recognition are met and the asset and any related financing obligation are derecognized from the consolidated balance sheet, and the lease is analyzed for proper accounting treatment as either an operating or capital lease.
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
Advertising Costs
Costs incurred for producing and distributing advertising are expensed as incurred. Advertising expense amounted to $2.2 million, $2.9 million and $3.3 million for the years ended January 31, 2018, 2017 and 2016.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Comprehensive Income and Foreign Currency Matters
For the Company, comprehensive income (loss) represents net income adjusted for foreign currency items, including foreign currency translation adjustments and unrealized gains or losses on net investment hedge, interest rate and cash flow derivative instruments. For its foreign subsidiaries in which their local currency is their functional currency, assets and liabilities are translated into U.S. dollars at the balance sheet date exchange rate. Income and expenses are translated at average exchange rates for the year. Foreign currency translation adjustments are recorded directly as other comprehensive income (loss), a component of stockholders' equity. For its foreign subsidiaries in which the local currency is not the functional currency, prior to translation into U.S. dollars, amounts must first be remeasured from the local currency into the functional currency. Nonmonetary assets and liabilities are remeasured at historical exchange rates and monetary assets and liabilities are remeasured at the balance sheet date exchange rate. Income and expenses are remeasured at average exchange rates for the year. Foreign currency remeasurement adjustments are included in the statement of operations.
The Company recognized, in interest income and other income (expense) in its consolidated statements of operations, a net foreign currency transaction gain of $1.2 million for the fiscal year ended January 31, 2018 and a net foreign currency transaction loss of $0.7 million and $3.8 million for the fiscal years ended January 31, 2017 and 2016. These foreign currency transaction gain and losses primarily arise from intercompany loans provided to the Company’s foreign subsidiaries and remeasurement losses resulting from the devaluation of the Ukrainian hryvnia.  The Company hedges its intercompany loans balances, the gains and losses on such instruments are disclosed in Note 9 and substantially offset the foreign currency gains or losses arising from these intercompany loans. The net foreign currency loss arising from Ukrainian hryvnia remeasurements amounted to $0.5 million, $0.3 million and $2.5 million for the fiscal years ended January 31, 2018, 2017 and 2016.
Stock-Based Compensation
The Company accounts for stock-based compensation at the fair value of the related equity instrument over the applicable service or performance period. Beginning on February 1, 2017 with the adoption of Accounting Standards Update ("ASU") 2016-09, Compensation-Stock Compensation, the Company recognizes forfeitures as they occur. Additional information regarding stock-based compensation is summarized in Note 16.
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
Exit and Disposal Costs
Costs related to exit or disposal activities, including store closures, for the Company primarily include lease termination costs, employee termination benefits and other costs associated with moving assets and vacating the stores. The Company records a liability at the net present value of the remaining lease obligations, net of estimated sublease income, as of the date the Company ceases using the property, including removal of any Company assets. Any subsequent adjustments to that liability as a result of changes in estimates are recorded in the period incurred. The Company records a liability for employee termination costs on the date when management, with appropriate approval, has a formal plan, the plan identifies the number of employees by function with the expected date of termination, benefits for the employees have been identified, the plan is unlikely to be changed and the termination benefits have been communicated to the employees. Other related costs are expensed as incurred. Information regarding such transactions is disclosed in Note 20.
Segment Reporting
The Company operates its business in three reportable segments, the Agriculture, Construction and International segments. Information regarding these segments is disclosed in Note 21.
Recent Accounting Guidance

Accounting guidance adopted

In July 2015, the Financial Accounting Standards Board (the "FASB") amended authoritative guidance on accounting for the measurement of inventory, codified in ASC 330, Inventory. The amended guidance requires inventory to be measured at

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company adopted this guidance on a prospective basis on February 1, 2017. Under the former guidance for measuring inventory, the Company recognized lower of cost-or-market adjustments using a definition of market value as net realizable value reduced by an allowance for a normal profit margin. Upon implementation of the new authoritative guidance, market is defined solely as net realizable value. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

In March 2016, the FASB amended authoritative guidance on stock-based compensation through the issuance of ASU 2016-09 which is codified in ASC 718, Compensation - Stock Compensation. The amended guidance changes the accounting for certain aspects of share-based payments, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statements of cash flows. The Company adopted this guidance on February 1, 2017. Under the new guidance, excess tax benefits or deficiencies related to share-based compensation that were previously recorded to equity are now recognized as a discrete tax benefit or expense in the statement of operations. The impact on income tax expense (benefit) was not material for fiscal 2018. Excess tax benefits are no longer reclassified out of cash flows from operating activities to financing activities in the statement of cash flows. We elected to apply this cash flow presentation requirement prospectively. The amount of excess tax benefits recognized for the years ended January 31, 2018 and 2017 were not material. Cash paid by an employer when directly withholding shares for tax withholding purposes are required to be classified as a financing activity in the statement of cash flows. This method of presentation is consistent with the Company's historical presentation. Also under the new standard, the Company elected to account for forfeitures of share based instruments as they occur, as compared to the previous guidance under which the Company estimated the number of forfeitures. The Company applied the accounting change on a modified retrospective basis as a cumulative-effect adjustment to retained earnings as of February 1, 2017. The following table summarizes the impact to the Company’s consolidated balance sheet:

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
We have assessed the impact adoption of this standard will have on our consolidated financial statements and related disclosures. Our implementation efforts consisted of an identification and assessment of our primary revenue streams and the performance of contract analyses of a sample of contracts within each of our revenue streams. Based on our assessment, the adoption of this standard will not have a material impact on our revenue recognition policies for our equipment, parts or service revenues. ASC 606 does not apply to the recognition of our rental revenues as the accounting for such revenues is governed by other authoritative guidance. We will adopt the standard by using the modified retrospective approach. The standard required minimal changes to our business processes, systems and controls to support recognition and disclosure under the new standard.
In February 2016, the FASB amended authoritative guidance on leases, codified in ASC 842, Leases. The amended guidance requires lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. The new standard also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The provisions of this guidance are to be applied using a modified retrospective approach, with elective reliefs, which requires application of the guidance for all periods presented. We anticipate adopting the new standard on February 1, 2019, and expect to elect the package of practical expedients afforded under the guidance, including the

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

use of hindsight to determine the lease term. Our implementation efforts to date have consisted of identifying the Company's lease population, selecting a lease software to implement that will assist with the reporting and disclosure requirements under the standard and continuing the process of abstracting and validating the Company's lease information. While we continue to evaluate this standard, we anticipate this standard will have a material impact on our consolidated balance sheets due to the capitalization of a right-of-use asset and lease liability associated with our current operating leases, but do not believe it will have a material impact on our consolidated statements of operations or cash flows.
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
In August 2017, the FASB amended authoritative guidance on hedge accounting, codified in ASC 815, Derivatives and
Hedging. The amendments better align the accounting rules with a company's risk management activities, better reflects economic results of hedging in financial statements, and simplifies hedge accounting treatment. The guidance is effective for the Company as of the first quarter of its fiscal year ending January 31, 2020. The Company is evaluating the impact of this new standard on the financial statements.
NOTE 2—RECEIVABLES

	January 31, 2018	January 31, 2017
	(in thousands)
Trade accounts receivable
Due from customers	$32,829	$31,636
Due from finance companies	8,906	14,319
Due from manufacturers	10,074	9,107
Unbilled receivables due from customers	11,814	8,650
Total trade accounts receivable	63,623	63,712
Less allowance for doubtful accounts	(2,951)	(3,630)
	$60,672	$60,082
NOTE 3—INVENTORIES

	January 31, 2018	January 31, 2017
	(in thousands)
New equipment	$258,559	$235,161
Used equipment	141,450	160,503
Parts and attachments	71,110	81,734
Work in process	1,348	868
	$472,467	$478,266

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—PROPERTY AND EQUIPMENT

	January 31, 2018	January 31, 2017
	(in thousands)
Rental fleet equipment	$123,430	$124,417
Machinery and equipment	22,025	22,255
Vehicles	37,741	36,384
Furniture and fixtures	39,851	39,875
Land, buildings, and leasehold improvements	62,243	59,481
	285,290	282,412
Less accumulated depreciation	(134,243)	(125,765)
	$151,047	$156,647
Depreciation expense amounted to $25.0 million, $26.7 million and $28.2 million for the years ended January 31, 2018, 2017 and 2016. The Company had assets related to sale-leaseback financing obligations and capital leases associated with real estate of store locations, which are included in the land, buildings and leasehold improvements balance above. Such assets had gross carrying values totaling $23.5 million and $24.9 million, and accumulated amortization balances totaling $4.7 million and $3.6 million, as of January 31, 2018 and 2017.
NOTE 5—INTANGIBLE ASSETS AND GOODWILL
The following is a summary of intangible assets with finite lives as of January 31, 2018 and 2017:

	January 31, 2018			January 31, 2017
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)			(in thousands)
Covenants not to compete	$440	$(369)	$71	$970	$(851)	$119
	$440	$(369)	$71	$970	$(851)	$119
Amortization expense was $0.1 million, $0.1 million and $0.3 million for the years ended January 31, 2018, 2017 and 2016. Future amortization expense, as of January 31, 2018, is expected to be as follows:

Years ending January 31,	Amount
(in thousands)
2019	$32
2020	20
2021	9
2022	5
2023	5
$71
The value of indefinite lived intangible assets, which consist entirely of distribution rights, was $5.1 million as of January 31, 2018, of which $5.0 million related to the Agriculture segment and $0.1 million related to the Construction segment. The value as of January 31, 2017, was $4.9 million, of which $4.8 million related to the Agriculture segment and $0.1 million related to the Construction segment. Related to the business combination noted in Note 18, there was an additional $0.2 million added to the carrying amount in fiscal 2018. There was no change to the carrying amount during fiscal 2017.

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
The results of the Company's impairment testing for the fiscal years ended January 31, 2018, 2017 and 2016 indicated that no impairment charges were necessary.
NOTE 6—FLOORPLAN PAYABLE/LINES OF CREDIT
Floorplan payable balances reflect the amount owed for new equipment inventory purchased from a manufacturer and used equipment inventory, which is primarily purchased through trade-in on equipment sales, net of unamortized debt issuance costs incurred for floorplan credit facilities. Certain of the manufacturers from which the Company purchases new equipment inventory offer financing on these purchases, either offered directly from the manufacturer or through the manufacturers’ captive finance subsidiaries. CNH Industrial's captive finance subsidiary, CNH Industrial Capital, also provides financing of used equipment inventory. The Company also has floorplan payable balances with non-manufacturer lenders for new and used equipment inventory. Changes in manufacturer floorplan payable are reported as operating cash flows and changes in non-manufacturer floorplan payable are reported as financing cash flows in the Company's consolidated statements of cash flows. The Company has three significant domestic floorplan lines of credit, various credit facilities related to its foreign subsidiaries, and other floorplan payable balances with non-manufacturer lenders and manufacturers other than CNH Industrial.
As of January 31, 2018, the Company had discretionary floorplan lines of credit for equipment inventory purchases totaling $728.1 million, which includes a $140.0 million floorplan payable line of credit with a group of banks led by Wells Fargo Bank, National Association ("Wells Fargo"), a $450.0 million credit facility with CNH Industrial Capital, a $30.0 million credit facility with DLL Finance LLC ("DLL Finance") and the U.S. dollar equivalent of $108.1 million in credit facilities related to our foreign subsidiaries. Floorplan payables relating to these credit facilities totaled approximately $239.2 million of the total floorplan payable balance of $247.4 million outstanding as of January 31, 2018 and $228.3 million of the total floorplan payable balance of $233.2 million outstanding as of January 31, 2017. The remaining outstanding balances relate to equipment inventory financing from manufacturers and non-manufacturer lenders other than the lines of credit described above. As of January 31, 2018, the interest-bearing U.S. floorplan payables carried various interest rates primarily ranging from 4.06% to 6.50%, and the foreign floorplan payables carried various interest rates primarily ranging from 0.9% to 7.6%.
As of January 31, 2018, the Company had a compensating balance arrangement under one of its foreign floorplan credit facilities which requires a minimum cash deposit to be maintained with the lender in the amount of $5.0 million for the term of the credit facility.
The following provides additional information regarding each of the Company's three significant domestic floorplan lines of credit. The outstanding balances on these floorplan lines of credit with Wells Fargo, CNH Industrial Capital and DLL Finance were $57.5 million, $116.2 million and $11.5 million as of January 31, 2018, and $87.0 million, $85.2 million and $10.8 million as of January 31, 2017.
Wells Fargo Credit Agreement - Floorplan Payable and Working Capital Lines of Credit
As of January 31, 2018, the Company had a second amended and restated credit agreement with Wells Fargo (the "Wells Fargo Credit Agreement"), which provides for a $140.0 million wholesale floorplan line of credit (the "Floorplan Payable Line") and a $60.0 million working capital line of credit (the "Working Capital Line"). The amount available for borrowing under the Floorplan Payable Line is reduced by amounts outstanding thereunder, borrowing base calculations and outstanding standby letters of credit. The Wells Fargo Credit Agreement has a variable interest rate on outstanding balances and has a 0.25% to 0.375% non-usage fee on the average monthly unused amount and requires monthly payments of accrued interest. The Company elects at the time of any advance to choose a Base Rate Loan or a LIBOR Rate Loan. The LIBOR Rate is for the duration of one month, two month, or three month LIBOR rate at the time of the loan, as chosen by the Company. The Base Rate is the greatest of (a) the Federal Funds Rate plus 0.5%, (b) the one month LIBOR Rate plus 1%, and (c) the prime rate of interest announced, from time to time, within Wells Fargo. The applicable margin rate is determined based on excess

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

availability under the Credit Agreement and ranges from 0.75% to 1.5% for Base Rate Loans and 1.75% to 2.50% for LIBOR Rate Loans.
The Wells Fargo Credit Agreement is secured by substantially all our assets and requires the Company to maintain a fixed charge coverage ratio of at least 1.1:1.0 if adjusted excess availability plus eligible cash collateral is less than 15% of the total amount of the credit facility. Based on our adjusted excess availability and cash collateral, we were not subject to the fixed charge coverage ratio as of January 31, 2018. The Wells Fargo Credit Agreement also includes various non-financial covenants, including, under certain conditions, restricting the Company’s ability to make certain cash payments, including for cash dividends and stock repurchases, restricting the Company’s ability to issue equity instruments, restricting the Company’s ability to complete acquisitions or divestitures, and limiting the Company's ability to incur new indebtedness. The provisions in the Wells Fargo Credit Agreement restricting the Company from making certain cash payments, including for cash dividends and stock repurchases, provide that no such payments may be made unless, (i) as of the date of such payment there is no default or event of default occurring and continuing, (ii) the amount remaining available to be borrowed by the Company under the Wells Fargo Credit Agreement is greater than twenty percent of the total borrowing capacity under the Wells Fargo Credit Agreement and (iii) the Company's fixed charge coverage ratio for the 12 month period most recently ended, on a pro-forma basis assuming that such proposed cash payment has been made, is at least 1.1 to 1.0. As of January 31, 2018, under these provisions of the Wells Fargo Credit Agreement, the Company had an unrestricted dividend availability of approximately $25.7 million.
As a result of our ongoing equipment inventory reduction and related reduction in floorplan financing needs, in May 2017, the Company provided notice to Wells Fargo of its election to reduce the maximum credit amount available under the Wells Fargo Credit Agreement from an aggregate of $275.0 million to an aggregate $200.0 million, comprised of a $70.0 million reduction in the Floorplan Payable Line, from $210.0 million to $140.0 million, and a $5.0 million reduction in the Working Capital Line, from $65.0 million to $60.0 million. As a result of this reduction in the maximum credit amount available under the Wells Fargo Credit Agreement, in the second quarter of fiscal 2018 the Company wrote-off $0.4 million of capitalized debt issuance costs. This charge is recorded in Other Interest Expense in the consolidated statements of operations.
In February 2018, the Wells Fargo Credit Agreement was amended to (i) move the maturity testing date under the Wells Fargo Credit Agreement from November 1, 2018 to February 1, 2019, a date that is three months prior to the scheduled maturity date of the Company's outstanding Senior Convertible Notes, and (ii) modify the maturity test calculation. The maturity date for the Wells Fargo Credit Agreement will remain October 28, 2020 so long as (i) the Company's fixed charge coverage ratio for the 12 month period ending December 31, 2018 is at least 1.1 to 1.0 and (ii) a liquidity test, requiring that the Company have unrestricted cash on hand plus excess borrowing availability under the Wells Fargo Credit Agreement (on a pro-forma basis reflecting the Company’s repayment in full of its outstanding Senior Convertible Notes) in an amount that is greater than 20% of maximum credit amount under the facility, is met on February 1, 2019. If both financial tests are not satisfied on February 1, 2019, the Wells Fargo Credit Agreement will immediately mature and all amounts outstanding become immediately due and payable in full.
The Floorplan Payable Line is used to finance equipment inventory purchases. Amounts outstanding are recorded as floorplan payable, within current liabilities on the consolidated balance sheets, as the Company intends to repay amounts borrowed within one year.
The Working Capital Line is used to finance rental fleet equipment and for general working capital requirements of the Company. Amounts outstanding are recorded as long-term debt, within long-term liabilities on the consolidated balance sheets, as the Company does not have the intention or obligation to repay amounts borrowed within one year. The balances outstanding on the Working Capital Line as of January 31, 2018 and 2017 are disclosed in Note 8.
CNH Industrial Capital Floorplan Payable Line of Credit
As of January 31, 2018, the Company had a $450.0 million credit facility with CNH Industrial Capital. The available borrowings under the CNH Industrial Capital credit facility are reduced by outstanding floorplan payable and other acquisition-related financing arrangements with CNH Industrial Capital. The CNH Industrial Capital credit facility has interest rates equal to the prime rate plus 2% on new borrowings exclusive of borrowing related to rental, which has an interest rate equal to the prime rate plus 3.25%, subject to any interest-free and reduced interest rate periods offered by CNH Industrial Capital, and automatically renews on August 31st of each year unless earlier terminated by either party. Repayment terms vary by individual notes, but generally payments are made from sales proceeds or rental revenue from the related inventories or rental fleet assets. The balances outstanding with CNH Industrial Capital are secured by the inventory or rental fleet purchased with the floorplan proceeds. The CNH Industrial Capital credit facility contains financial covenants that impose a maximum level of adjusted debt to tangible net worth of 3.00:1.00 and minimum fixed charge coverage ratio 1.10:1.00. It also contains various restrictive

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

covenants that require prior consent of CNH Industrial Capital if the Company desires to engage in any acquisition of, consolidation or merger with, any other business entity in which the Company is not the surviving company; create subsidiaries; move any collateral outside of the U.S.; or sell, rent, lease or otherwise dispose or transfer any of the collateral, other than in the ordinary course of business. CNH Industrial Capital's consent is also required for the acquisition of any CNH Industrial dealership. In addition, the CNH Industrial Capital credit facility restricts the Company's ability to incur any liens upon any substantial part of its assets. As of January 31, 2018, the Company was in compliance with the adjusted debt to tangible net worth and fixed charge coverage ratio financial covenants under this credit facility.
The Company amended its credit facility with CNH Industrial during the third quarter of fiscal 2018 to decrease the fixed charge coverage ratio imposed under the credit facility from 1.25:1.00 to 1.10:1.00.
In April 2018, the Company entered into an amendment to the credit facility with CNH Industrial Capital, which decreased available borrowings under this facility to $350.0 million. As a result of this amendment, our total discretionary floorplan payable lines of credit for equipment purchases was reduced from $728.1 million to $628.1 million.
DLL Finance Floorplan Payable Line of Credit
As of January 31, 2018, the Company had a $30.0 million credit facility with DLL Finance. The DLL Finance credit facility may be used to purchase or refinance new and used equipment inventory and has a variable interest rate on outstanding balances of three-month LIBOR plus an applicable margin of 3.50% per annum. The DLL Finance credit facility allows for increase, decrease or termination of the credit facility by DLL Finance on 90 days notice. The DLL Finance credit facility contains financial covenants that impose a maximum net leverage ratio of 2.50:1.00 and a minimum fixed charge coverage ratio of 1.10:1.00. The credit facility also requires the Company to obtain prior consent from DLL Finance if the Company desired to engage in any acquisition meeting certain financial thresholds. The balances outstanding with DLL Finance are secured by the inventory or rental fleet purchased with the floorplan proceeds. Repayment terms vary by individual notes, but generally payments are made from sales proceeds or rental revenue from the related inventories or rental fleet assets. As of January 31, 2018, the Company was in compliance with the net leverage ratio and fixed charge coverage ratio financial covenants under this credit facility.
The Company amended its credit facility with DLL Finance during the third quarter of fiscal 2018, which, among other things, decreased its available borrowings under the credit facility from $45.0 million to $30.0 million, and decreased the minimum fixed charge coverage ratio imposed under the DLL Finance credit facility from 1.25:1:00 to 1.10:1.00.
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
The Senior Convertible Notes are initially convertible into the Company's common stock at a conversion rate of 23.1626 shares of common stock per $1,000 principal amount of convertible notes, with an initial effective conversion price of $43.17 per share of common stock. The conversion rate may be subject to adjustment upon the occurrence of certain specified events as provided in the indenture governing the Senior Convertible Notes, dated April 24, 2012 between the Company and Wells Fargo Bank, National Association, as trustee (the "Indenture"), but will not be adjusted for accrued but unpaid interest. Upon conversion of a Senior Convertible Note, the Company will settle the conversion obligation in cash up to the aggregate principal amount of the Senior Convertible Note being converted, and any conversion obligation in excess thereof will be settled in cash, shares of the Company's common stock, or a combination thereof, at the Company's election, subject to certain limitations as defined in the Indenture.

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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During fiscal 2018, the Company repurchased an aggregate of $30.1 million face value ($28.1 million carrying value) of its Senior Convertible Notes with $29.1 million in cash. Of the $29.1 million in total cash consideration, $28.1 million was attributed to the extinguishment of the liability and $1.0 million was attributed to the reacquisition of a portion of the equity component of the instrument. The Company recognized an immaterial net pre-tax gain on the extinguishment of the liability and recognized a $0.6 million after-tax reduction in additional paid-in capital from the reacquisition of the equity component. During fiscal 2017, the Company repurchased an aggregate of $54.3 million face value ($49.1 million carrying value) with $46.0 million in cash. All consideration was attributed to the extinguishment of the liability and the Company recognized a pre-tax gain of $3.1 million on these repurchases. In total, the Company has repurchased an aggregate of $84.4 million face value ($77.2 million carrying value) of its Senior Convertible Notes with $75.1 million in cash. Gains on repurchases are included in other interest expense in the Consolidated Statements of Operations.
As of January 31, 2018 and 2017, the Senior Convertible Notes consisted of the following:

	January 31, 2018	January 31, 2017
	(in thousands, except conversion rate and conversion price)
Principal value	$65,644	$95,725
Unamortized debt discount	(2,497)	(6,368)
Unamortized debt issuance costs	(328)	(856)
Carrying value of senior convertible notes	$62,819	$88,501

Carrying value of equity component, net of deferred taxes	$14,923	$15,546

Conversion rate (shares of common stock per $1,000 principal amount of notes)	23.1626
Conversion price (per share of common stock)	$43.17
The Company recognized interest expense associated with its Senior Convertible Notes as follows:

	Year Ended January 31,
	2018	2017	2016
	(in thousands)
Cash Interest Expense
Coupon interest expense	$2,782	$4,355	$5,625
Noncash Interest Expense
Amortization of debt discount	2,104	2,849	3,703
Amortization of transaction costs	290	439	552
	$5,176	$7,643	$9,880
As of January 31, 2018, the unamortized debt discount will be amortized over a remaining period of approximately 1.25 years. The if-converted value as of January 31, 2018 does not exceed the principal balance of the Senior Convertible Notes. The effective interest rate of the liability component was equal to 7.3% for each of the statements of operations periods presented.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—LONG-TERM DEBT
The following is a summary of long-term debt as of January 31, 2018 and 2017:

	January 31, 2018	January 31, 2017
	(in thousands)
Sale-leaseback financing obligations and capital leases, interest rates primarily ranging from 3.4% to 12.6%,with various maturity dates through December 2030	$23,152	$24,665
Working Capital Line payable to Wells Fargo (see details in Note 6)	13,000	13,000
Fixed rate note payable to Union Bank and Trust Company, interest rate of 4.50%, due in monthly installments including interest with a maturity date of February 2021, secured by fixed assets	—	1,944
	36,152	39,609
Less current maturities	(1,574)	(1,373)
	$34,578	$38,236
Long-term debt maturities are as follows:

	Sale-Leaseback Financing Obligations & Capital Leases				Total Present Value of Minimum Lease Payments and Other Long-Term Debt
Years Ending January 31,	Minimum Lease Payments	Interest	Present Value of Minimum Lease Payments	Other Long-Term Debt
	(in thousands)
2019	$3,372	$1,798	$1,574	$—	$1,574
2020	3,448	1,712	1,736	13,000	14,736
2021	3,324	1,701	1,623	—	1,623
2022	3,161	1,592	1,569	—	1,569
2023	3,066	1,474	1,592	—	1,592
Thereafter	21,133	6,075	15,058	—	15,058
	$37,504	$14,352	$23,152	$13,000	$36,152
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
Cash Flow Hedge
On October 9, 2013, the Company entered into a forward-starting interest rate swap instrument which had a notional amount of $100.0 million, an effective date of September 30, 2014 and a maturity date of September 30, 2018. The objective of the instrument was, beginning on September 30, 2014, to protect the Company from changes in benchmark interest rates to which the Company is exposed through certain of its variable interest rate credit facilities. The instrument provided for a fixed interest rate of 1.901% through the instrument's maturity date.
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
The following table sets forth the notional value of the Company's derivative instruments outstanding as of January 31, 2018 and 2017:

	Notional Amount as of:
	January 31, 2018	January 31, 2017
	(in thousands)
Cash flow hedges:
Interest rate swap	—	100,000
Derivatives not designated as hedging instruments:
Foreign currency contracts	14,368	18,021
Asset derivatives are included in prepaid expenses and other in the consolidated balance sheets, and liability derivatives are included in accrued expenses in the consolidated balance sheets. The fair value of the Company's foreign currency contracts, which were not designated as hedging instruments, were recognized as an asset in the amount of $13 thousand as of January 31, 2018 and a liability of $0.2 million as of January 31, 2017. The fair value of the Company's interest rate swap cash flow hedge, which was designated as a cash-flow hedging instrument, was a liability derivative of $1.2 million as of January 31, 2017.
The following table sets forth the gains and losses recognized in other comprehensive income (loss) ("OCI") and income (loss) related to the Company’s derivative instruments for the years ended January 31, 2018, 2017 and 2016. All amounts included in income (loss) in the table below from derivatives designated as hedging instruments relate to reclassifications from accumulated other comprehensive income.

	Year Ended January 31,
	2018		2017		2016
	OCI	Income	OCI	Income	OCI	Income
	(in thousands)		(in thousands)		(in thousands)
Derivatives Designated as Hedging Instruments:
Net investment hedges:
Foreign currency contracts	$—	$—	$—	$—	$333	$—
Cash flow hedges:
Interest rate swap (a)	48	(1,091)	263	(1,384)	(1,309)	(1,755)
Foreign currency contracts (b)	—	—	—	—	—	(61)
Derivatives Not Designated as Hedging Instruments:
Foreign currency contracts (c)	—	(1,510)	—	365	—	996
Total Derivatives	$48	$(2,601)	$263	$(1,019)	$(976)	$(820)
(a) No material hedge ineffectiveness has been recognized. The amounts show in income (loss) above are reclassification amounts from accumulated other comprehensive income (loss) and are recorded in Floorplan interest expense in the consolidated statements of operations
(b) Amounts are included in Cost of revenue - equipment in the consolidated statements of operations
(c) Amounts are included in Interest income and other income (expense) in the consolidated statements of operations
During the first quarter of fiscal 2018, the Company reclassified $0.6 million of pre-tax accumulated losses on its interest rate swap instrument from accumulated other comprehensive income (loss) to income as the original forecasted interest payments, which served as the hedged item underlying the interest rate swap instrument, were no longer probable of occurring

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

during the time period over which such transactions were previously anticipated to occur. As of January 31, 2018, the Company had no remaining pre-tax net unrealized losses associated with its interest rate swap cash flow hedging instrument.
NOTE 10—ACCRUED EXPENSES & OTHER

	January 31, 2018	January 31, 2017
	(in thousands)
Compensation	$16,413	$16,163
Sales, payroll, real estate and value added taxes	4,448	3,871
Interest	1,148	1,372
Insurance	3,004	1,524
Income taxes payable	2,419	144
Derivative liabilities	—	1,355
Other	4,431	6,104
	$31,863	$30,533
NOTE 11—CONTINGENCIES AND GUARANTEES
Guarantees
The Company has provided residual value guarantees to CNH Industrial Capital in connection with certain customer leasing arrangements with CNH Industrial Capital. The Company, as guarantor, may be required to provide payment to CNH Industrial Capital at the termination of the lease agreement if the customer fails to exercise the purchase option under the leasing agreement and the proceeds CNH Industrial Capital receives upon disposition of the leased asset are less than the purchase option price as stipulated in the lease agreement. As of January 31, 2018, the maximum amount of residual value guarantees was approximately $4.3 million and the lease agreements have termination dates ranging from 2019 to 2021. As of January 31, 2018, the Company has recognized a liability of approximately $4.1 million based on its estimates of the likelihood and amount of residual value guarantees that will become payable at the termination dates of the underlying leasing agreements discounted at a rate of interest to reflect the risk inherent in the liability. The long-term portion of this liability of $3.9 million is recorded in other long-term liabilities in the Company's consolidated balance sheets. The short-term portion of this liability of $0.2 million is recorded in accrued expenses and other in the Company's consolidated balance sheets.
As of January 31, 2018 and 2017, the Company had $2.0 million and $2.8 million of guarantees on customer financing with CNH Industrial Capital. In the event that the customer defaulted on the payments owed to CNH Industrial Capital, the Company as the guarantor would be required to make those payments and any accelerated indebtedness to CNH Industrial Capital. Upon such payment, the Company would be entitled to enforce normal creditor rights against the customer including collection action for monetary damages or re-possession of the collateral if CNH Industrial Capital has a perfected security interest. No liabilities associated with these guarantees are included in the consolidated balance sheets as of January 31, 2018 or 2017 as the Company deems the probability of being required to make such payments to be remote.
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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
During fiscal 2017, the Company received $3.0 million of proceeds from its insurance carriers related to claims submitted for insurable events at two of its locations; $1.4 million of proceeds were reflected as investing cash inflows as such amounts were reimbursements associated with the Company's long-lived assets, while the remaining $1.6 million was included in cash flows from operating activities as the amounts were reimbursements associated with current assets, business interruption recoveries and cost reimbursements. In total, the Company recognized, as a reduction of operating expenses in its consolidated statements of operations, a gain of $2.0 million from insurance recoveries, of which $0.7 million arose from business interruption recoveries.
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
NOTE 12—OPERATING LEASE COMMITMENTS
The Company leases 120 buildings under operating lease agreements as well as office equipment and vehicles under various operating lease agreements. Rent and lease expense under all operating leases totaled $20.0 million, $21.3 million and $22.9 million during the years ended January 31, 2018, 2017 and 2016. The leases expire at various dates through January 2031. Certain leases have fluctuating minimum lease payments. The Company recognizes lease expense on a straight-line basis over the expected term of the lease.
Approximate future minimum lease payment commitments are as follows:

Years ending January 31,	Amount
(in thousands)
2019	$20,081
2020	17,668
2021	16,012
2022	15,708
2023	15,425
Thereafter	83,695
$168,589
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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

arising from the leased premises during its occupation of the property. Most of the leases prohibit assigning the lease agreements or subletting the leased premises without the prior written consent of the lessor. In most of the leases, the Company has been granted a right of first refusal or other options to purchase the property.
NOTE 13—RELATED PARTY TRANSACTIONS
On May 11, 2015, Peter Christianson (our former President and former member of our Board of Directors), who is a brother of Tony Christianson (a member of our Board of Directors), entered into a services agreement (the “Services Agreement") with the Company to begin to provide consulting services to the Company following the end of fiscal 2016 and in connection with the conclusion of his employment with the Company. The Services Agreement has a term of three years, ending on January 31, 2019. During fiscal 2017, Mr. Peter Christianson received $0.5 million in fees, including group medical and dental coverage expenses as paid by the Company on behalf of Mr. Peter Christianson, from the Company under the terms of the Services Agreement. Effective February 1, 2017, the parties to the Services Agreement agreed to its termination. In connection with the termination, the Company agreed to pay Mr. Peter Christianson the sum of $0.7 million, payable in two equal installments in fiscal 2018 and 2019. As a result of the termination agreement, the Company recognized for fiscal 2018, a total of $0.8 million in termination costs, consisting of $0.7 million of cash payments owed to Mr. Peter Christianson and $0.1 million for unvested shares of restricted stock. As of February 15, 2018, all cash payments have been made. These termination costs are included in restructuring costs in the consolidated statements of operations.
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
NOTE 14—INCOME TAXES
The components of income (loss) before income taxes for the years ended January 31, 2018, 2017 and 2016 consist of the following:

	2018	2017	2016
	(in thousands)
U.S.	$(16,644)	$(22,244)	$(53,211)
Foreign	2,205	(469)	(3,000)
Total	$(14,439)	$(22,713)	$(56,211)
The provision for (benefit from) income taxes charged to income for the years ended January 31, 2018, 2017 and 2016 consists of the following:

	2018	2017	2016
	(in thousands)
Current
Federal	$130	$(5,368)	$(9,193)
State	50	(85)	147
Foreign	1,350	116	235
Total current taxes	1,530	(5,337)	(8,811)
Deferred
Federal	(6,247)	(1,819)	(7,766)
State	270	(471)	(1,427)
Foreign	(2,943)	(551)	22
Total deferred taxes	(8,920)	(2,841)	(9,171)
	$(7,390)	$(8,178)	$(17,982)

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reconciliation of the statutory federal income tax rate to the Company's effective rate is as follows:

	2018	2017	2016
U.S. statutory rate	(33.8)%	(35.0)%	(35.0)%
Foreign statutory rates	1.4%	2.8%	0.6%
State taxes on income net of federal tax benefit	(4.3)%	(4.3)%	(4.1)%
Valuation allowances	(4.4)%	(2.7)%	5.7%
U.S. statutory rate reduction	(13.9)%	—%	—%
All other, net	3.8%	3.2%	0.8%
	(51.2)%	(36.0)%	(32.0)%
Deferred tax assets and liabilities consist of the following as of January 31, 2018 and 2017:

	2018	2017
	(in thousands)
Deferred tax assets:
Inventory allowances	$5,061	$11,622
Intangible Assets	3,763	6,065
Net operating losses	12,366	6,679
Accrued liabilities and other	5,084	4,573
Receivables	719	1,034
Hedging and derivatives	—	541
Stock-based compensation	1,119	845
Other	1,241	1,060
Total deferred tax assets	29,353	32,419
Valuation allowances	(7,717)	(8,968)
Deferred tax assets, net of valuation allowances	$21,636	$23,451

Deferred tax liabilities:
Property and equipment	$(19,810)	$(29,942)
Senior convertible notes	(629)	(2,462)
Total deferred tax liabilities	$(20,439)	$(32,404)

Net deferred tax asset (liability)	$1,197	$(8,953)
On December 22, 2017, the U.S. government enacted tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad changes to the U.S. tax code, including, among other things, to 1) reduce the U.S. federal corporate tax rate from 35% to 21%; 2) generally eliminate U.S. federal income taxes on dividends from foreign subsidiaries; 3) institute a one-time transaction tax on certain unrepatriated earnings of an entity's foreign subsidiaries; 4) create a new provision designed to tax global intangible low-taxed income ("GILTI"); 5) creates a new limitation on deductible interest expense; and 6) modify the rules related to uses and limitations of net operating losses.
U.S. accounting rules require a company to record the effects of a tax law change in the period of enactment; however, the Securities and Exchange Commission published Staff Accounting Bulletin No. 118 ("SAB 118"), which provides a measurement period that should not extend beyond one year from the Tax Act enactment date for a company to complete their accounting for the effects of the Tax Act. Under SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting is complete. To the extent that a company's accounting for certain income tax effects is incomplete, but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot develop a provisional estimate, it should continue to apply the tax laws that were in effect immediately before the enactment of the Tax Act.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The enactment of the Tax Act lowered the U.S. federal corporate tax rate from 35% to 21%, accordingly, for the fiscal year ended January 31, 2018, the Company had a blended corporate statutory tax rate of 33.8%, which is based on the number of days in the fiscal year before and after the enactment date. The Company recorded a net tax benefit of $1.8 million for the fiscal year ended January 31, 2018 as a result of remeasuring its domestic deferred tax assets, deferred tax liabilities and any valuation allowances based on the 21% corporate tax rate at which these deferred tax amounts are expected to reverse in the future. The Tax Act instituted a one-time transaction tax on previously untaxed accumulated and current earnings and profits of our foreign subsidiaries. To determine the amount of the transaction tax, we must determine the amount of post-1986 earnings and profits of our subsidiaries as well as the amount of non-U.S. income taxes paid on such earnings. The Company concluded that no transaction tax is present given the lack of accumulated earnings and profits, on a combined basis, of our foreign subsidiaries.
    The Tax Act requires that certain income (i.e., GILTI) earned by foreign subsidiaries must be included currently in gross income of the U.S. shareholder. Because of the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the Tax Act. Under U.S. accounting rules, we are allowed to make an accounting policy election of either treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred or factoring such amounts into our measurement of deferred taxes. Our selection of a GILTI accounting policy will depend on analyzing our anticipated future global income to determine whether we expect to have future U.S. GILTI inclusions and, if so, the related tax effects. The Company has not made any adjustments related to potential GILTI tax in our financial statements and has not made a policy decision regarding treating future GILTI inclusions as a current period expense or to recognize deferred taxes for such future inclusions.
As of January 31, 2018, the Company has recorded $24.4 million of net operating loss carryforwards within certain of its foreign jurisdictions; $15.3 million of net operating loss carryforwards are within jurisdictions with unlimited carryforward periods, while the remaining $9.1 million of net operating loss carryforwards expire at various dates between the Company's fiscal years 2018 and 2022. As of January 31, 2018, the Company has recorded $20.5 million and $58.5 million of net operating loss carryforwards within the U.S. federal and certain of its state jurisdictions, respectively. Our U.S. federal net operating losses have an unlimited carryforward period, while our state net operating losses expire at various dates between the Company's fiscal years 2031 and 2038.
In reviewing our deferred tax assets as of January 31, 2018 and 2017, we concluded that a partial valuation allowance for U.S. federal and state deferred tax assets was warranted. In total, we recognized a valuation allowance of $5.4 million and $3.9 million as of January 31, 2018 and 2017. In addition, as of January 31, 2018 and 2017, we concluded that a valuation allowance for certain of our foreign deferred tax assets, including net operating losses, was warranted in the amount of $2.3 million and $5.1 million. The recognition of the valuation allowances for our U.S. and foreign deferred tax assets was based on the presence of historical losses and our expected future sources of taxable income, including taxable income in prior carryback years, if applicable, and the anticipated future reversal of our existing deferred tax assets and liabilities.
In the fourth quarter of fiscal 2018, the Company concluded, based upon all available evidence, it was more likely than not that it would have sufficient future taxable income to realize the deferred tax assets of its Ukrainian subsidiary. As a result, the Company released the $3.5 million valuation allowance and recognized a corresponding benefit from income taxes in the consolidated statement of operations for the year ended January 31, 2018. The Company's conclusion regarding the realizability of such deferred tax assets was based on recent profitable operations in Ukraine resulting in a cumulative profit over the three-year period ending January 31, 2018, our projections of future profitability in Ukraine, the relative economic and political stability in Ukraine and the unlimited carryforward period of net operating losses in Ukraine.
The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign countries. It is no longer subject to income tax examinations by U.S. federal tax authorities for fiscal years ended on or prior to January 31, 2014 and state tax authorities for fiscal years ended on or prior to January 31, 2013. Due to the short period of time in which the Company has had operations in foreign jurisdictions, all tax years are open for income tax examinations for these entities.
During the fiscal year ended January 31, 2018, the Austrian taxing authority completed their examination of our calendar year 2012 through 2015 Austrian income tax returns and the IRS completed its examination of our fiscal 2016 U.S. federal income tax return. In all cases, the result of these examinations did not have a material impact on the Company's consolidated financial statements. The Company's Ukrainian subsidiary is under audit for calendar years 2012 through 2015.
As of January 31, 2018, the Company had accumulated accrued interest and penalties of $0.2 million, and for the fiscal year ended January 31, 2018, the Company recognized $0.2 million in interest and penalties in its provision (benefit) for income taxes. The Company had no unrecognized tax benefits as of January 31, 2018 and January 31, 2017.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of January 31, 2018, the Company had accumulated undistributed earnings in non-U.S. subsidiaries of approximately $5.1 million. As a result of the Tax Act, such earnings are deemed to be repatriated as of January 31, 2018. Upon actual repatriation, the Company could be subject to additional U.S. or foreign income or withholding taxes. The Company has not recorded a deferred tax liability associated with these undistributed earnings and potential incremental taxes as the Company has concluded that such earnings are to be reinvested outside of the United States indefinitely. The Company estimates that any incremental tax to be paid upon actual repatriation would not be material.
NOTE 15—CAPITAL STRUCTURE
The Company's certificate of incorporation provides it with the authority to issue 50,000,000 shares of $0.00001 par value stock, consisting of 45,000,000 shares of common stock and 5,000,000 shares classified as undesignated.
NOTE 16—STOCK-BASED COMPENSATION
Stock-Based Compensation Plans
The Company has two stock-based compensation plans, the 2014 Equity Incentive Plan and the 2005 Equity Incentive Plan (collectively the "Plans"), to provide incentive compensation to participants for services that have been or will be performed for continuing as employees or members of the Board of Directors of the Company. Under these plans, which are approved by the stockholders of the Company, the Company may grant incentive stock options, non-qualified stock options and restricted stock for up to a maximum number of shares of common stock set forth in the Plan under all forms of awards. The Company accounts for all stock-based awards at the fair value of the related equity instrument over the applicable service or performance period. Shares issued for stock-based awards consist of authorized but unissued shares. Compensation cost charged to operations under the Plans was $3.1 million, $2.1 million and $2.1 million for the years ended January 31, 2018, 2017 and 2016. The related income tax benefit (net) was $1.2 million, $0.8 million and $0.8 million for the years ended January 31, 2018, 2017 and 2016.
The Company's 2014 Equity Incentive Plan was implemented during the fiscal year ended January 31, 2015 and includes a total of 1,650,000 shares available for grant under this plan. The Company has approximately 832,000 shares authorized and available for future equity awards under the Company's 2014 Equity Incentive Plan as of January 31, 2018.
Stock Options
The Company had previously granted stock options to employees and members of the Board of Directors of the Company. The fair value of each stock option granted was estimated using the Black-Scholes option pricing model. Stock options vest over a period of four to six years for employees and immediately for members of the Board of Directors, and have contractual terms of five to ten years. The Company recognizes the fair value of stock options as compensation expense ratably over the vesting period of the award.
The following table summarizes stock option activity for the year ended January 31, 2018:

	Number of Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
	(in thousands)		(in thousands)
Outstanding at January 31, 2017	271	$12.50	$1,008	1.0
Granted	—	—
Exercised	(184)	8.90
Forfeited	(19)	14.31
Outstanding at January 31, 2018	68	$21.63	$18	0.5
Exercisable at January 31, 2018	68	$21.63	$18	0.5
The aggregate intrinsic value of stock options exercised was $1.0 million for the year ended January 31, 2018, immaterial for the year ended January 31, 2017, and $0.3 million for the year ended January 31, 2016. As of January 31, 2018, there was no unrecognized compensation cost related to stock options as all awards have fully vested.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of information related to stock options outstanding and exercisable at January 31, 2018:

	Stock Options Outstanding and Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
	(in thousands)
$ 10.20-14.69	6	0.8	$10.97
$ 21.21-26.84	62	0.5	22.71
	68	0.5	$21.63
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
The following table summarizes the activity for RSAs for the year ended January 31, 2018:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)
	(in thousands)
Nonvested at January 31, 2017	509	$14.83	2.6
Granted	130	17.47
Forfeited	(32)	15.13
Vested	(201)	15.03
Nonvested at January 31, 2018	406	$16.24	2.2
The weighted-average grant date fair value of RSAs granted was $17.47, $11.01 and $15.41 during the years ended January 31, 2018, 2017 and 2016. The total fair value of RSAs vested was $3.6 million, $1.3 million and $1.7 million during the years ended January 31, 2018, 2017 and 2016. As of January 31, 2018, there was $5.2 million of unrecognized compensation cost related to non-vested RSAs that is expected to be recognized over a weighted-average period of 2.2 years.
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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes RSU activity for the year ended January 31, 2018:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)
	(in thousands)
Nonvested at January 31, 2017	72	$18.57	1.0
Granted	11	17.58
Forfeited	(58)	16.72
Vested	(3)	11.63
Nonvested at January 31, 2018	22	$14.70	2.8
The weighted-average grant date fair value of RSUs granted was $17.58 and $10.69 during the years ended January 31, 2018 and 2017. As of January 31, 2018, there was $0.3 million of unrecognized compensation cost related to non-vested RSUs that is expected to be recognized over a weighted-average period of 2.8 years.
NOTE 17—EMPLOYEE BENEFIT PLANS
The Company has a 401(k) profit-sharing plan ("401(k) Plan") for full-time employees at least 19 years of age. The Company matches 50% of the first 6% of participating employees' contributions. In addition, the Company may make a discretionary contribution to the 401(k) Plan as determined by the Board of Directors, with a maximum amount equal to the amount allowed under the IRS regulations. The Company recognized expense for contributions made to the 401(k) Plan totaling $2.5 million, $2.5 million and $0.2 million for the fiscal years ended January 31, 2018, 2017 and 2016. All amounts contributed during these years reflected matching contributions, as no discretionary contributions were made by the Company to the 401(k) Plan.
NOTE 18—BUSINESS COMBINATIONS
On January 15, 2018, the Company acquired certain assets of Pederson's Agri-Service, Inc. The acquired business consists of one agricultural equipment store located in Herman, Minnesota which is contiguous to the Company's existing locations in Elbow Lake and Graceville, Minnesota. The total consideration transferred for the acquired business was $4.5 million, of which $3.6 million was paid in cash and the remaining $0.9 million was financed by CNH Industrial with the proceeds from the financing being paid directly to the seller. The business assets acquired consisted of $3.4 million in inventory, $0.6 million of other net working capital, and $0.5 million of intangible assets. Acquisition-related transaction costs were not material. Pro-forma results are not presented as the acquisition is not considered material to the Company. The results of operations of the acquired business were included in the Company's consolidated results of operations since the date of the business combination.
NOTE 19—FAIR VALUE OF FINANCIAL INSTRUMENTS
The assets and liabilities which are measured at fair value on a recurring basis as of January 31, 2018 and 2017 are as follows:

	January 31, 2018				January 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)				(in thousands)
Financial Assets
Foreign currency contracts	$—	$13	$—	$13	$—	$—	$—	$—
Total Financial Assets	$—	$13	$—	$13	$—	$—	$—	$—

Financial Liabilities
Interest rate swap	$—	$—	$—	$—	$—	$1,155	$—	$1,155
Foreign currency contracts	—	—	—	—	—	200	—	200
Total Financial Liabilities	$—	$—	$—	$—	$—	$1,355	$—	$1,355

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The valuation for the Company's foreign currency contracts and interest rate swap derivative instruments were valued using discounted cash flow analyses, an income approach, utilizing readily observable market data as inputs.
The Company also valued certain long-lived assets at fair value on a non-recurring basis as of January 31, 2018 and 2017 as part of its long-lived asset impairment testing and as the result of classifying certain assets as held for sale and measuring the value of such assets at fair value less costs to sell. The estimated fair value of such assets as of January 31, 2018 and 2017 was $0.9 million and $3.6 million.
The assets recorded at fair value as of January 31, 2018 and 2017 consisted of real estate assets and fair value was determined by utilizing market and income approaches incorporating both observable and unobservable inputs, and are deemed to be Level 3 fair value inputs. The most significant unobservable inputs used in the fair value measurements under the market approach include adjustments to observable market sales information to incorporate differences in geographical locations and age and condition of subject assets, and the most significant unobservable inputs under the income approach include forecasted net cash generated from the use of the subject assets and the discount rate applied to such cash flows to arrive at a fair value estimate. In addition, in certain instances the Company estimated the fair value of long-lived assets to approximate zero as no future cash flows were assumed to be generated from the use of such assets and the expected sales values were deemed to be nominal. All such fair value measurements were based on unobservable inputs and thus are Level 3 fair value inputs.
The Company also has financial instruments that are not recorded at fair value in its consolidated financial statements. The carrying amount of cash, receivables, payables, short-term debt and other current liabilities approximates fair value because of the short maturity and/or frequent repricing of those instruments, which are Level 2 fair value inputs. Based upon current borrowing rates with similar maturities, which are Level 2 fair value inputs, the carrying value of long-term debt approximates the fair value as of January 31, 2018 and 2017. The following table provides details on the Senior Convertible Notes as of January 31, 2018 and 2017. The difference between the face value and the carrying value of these notes is the result of the allocation between the debt and equity components, and unamortized debt issuance costs (see Note 7). Fair value of the Senior Convertible Notes was estimated based on Level 2 fair value inputs.

	January 31, 2018			January 31, 2017
	Estimated Fair Value	Carrying Value	Face Value	Estimated Fair Value	Carrying Value	Face Value
	(in thousands)			(in thousands)
Senior convertible notes	$65,000	$62,819	$65,644	$87,000	$88,501	$95,725
NOTE 20—RESTRUCTURING COSTS
In February 2017, to better align the Company's cost structure and business in certain markets, the Company announced a dealership restructuring plan (the "Fiscal 2018 Restructuring Plan"), which resulted in the closure of one Construction location during the fourth quarter ended January 31, 2017 and the closure of 14 Agriculture locations during fiscal 2018. The Fiscal 2018 Restructuring Plan is expected to result in a significant reduction of expenses while allowing the Company to continue to provide a leading level of service to its customers. In total, over the term of the Fiscal 2018 Restructuring Plan, the Company recognized approximately $13.5 million of restructuring charges consisting primarily of fixed asset impairment charges, lease termination costs and termination benefits.

In fiscal 2016, the Company carried out a restructuring plan, which began in fiscal 2015, that reduced the Company's headcount and resulted in the closure of four Agriculture stores and eight Construction stores. As of January 31, 2017, this restructuring plan was substantially complete.

We incurred costs of $10.5 million, $3.3 million and $2.0 million during the years ended January 31, 2018, 2017 and 2016, related to these activities. Such costs are included in the restructuring costs and impairment of long-lived assets lines in the consolidated statements of operations.

Restructuring costs associated with the Company's Fiscal 2018 Restructuring Plan are summarized in the following table.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Year Ended January 31,
	Cumulative Amount	2018	2017
	(in thousands)
Lease accrual and termination costs	$5,681	$5,681	$—
Termination benefits	5,053	5,053	—
Impairment of fixed assets, net of gains on asset disposition	2,206	(751)	2,957
Asset relocation and other costs	516	516	—
	$13,456	$10,499	$2,957

Restructuring costs associated with the Company's fiscal 2016 and 2015 restructuring plans are summarized in the following table.

	Year Ended January 31,
	2017	2016

Lease accrual and termination costs	$(128)	$692
Termination benefits	399	774
Impairment of fixed assets, net of gains on asset disposition	—	369
Asset relocation and other costs	48	126
	$319	$1,961

Restructuring charges are summarized by segment in the following table:

	Year Ended January 31,
	2018	2017	2016
	(in thousands)
Segment
Agriculture	$6,886	$983	$982
Construction	2,093	1,914	645
International	62	—	—
Shared Resources	1,458	379	334
Total	$10,499	$3,276	$1,961

A reconciliation of the beginning and ending exit cost liability balance associated with our Fiscal 2018 Restructuring Plan is as follows:

	Lease Accrual & Termination Costs	Termination Benefits	Asset Relocation & Other Costs	Total
	(in thousands)
Balance, January 31, 2017	—	$—	—	$—
Exit costs incurred and charged to expense	5,681	4,568	516	10,765
Exit costs paid	(288)	(4,164)	(516)	(4,968)
Balance, January 31, 2018	5,393	404	—	5,797

As of January 31, 2018, $4.8 million of the exit cost liability is included in other long-term liabilities and $1.0 million is included in accrued expenses and other in the consolidated balance sheets.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Revenue generated from sales to customers outside of the United States was $208.9 million, $150.3 million and $162.1 million for the years ended January 31, 2018, 2017 and 2016. As of January 31, 2018 and 2017, $4.8 million and $3.6 million of the Company's long-lived assets were held in its European subsidiaries.
The Company retains various unallocated income/(expense) items and assets at the general corporate level, which the Company refers to as "Shared Resources" in the table below. Shared Resource assets primarily consist of cash and property and equipment. Revenue between segments is immaterial.
Certain financial information for each of the Company's business segments is set forth below.

	Year Ended January 31,
	2018	2017	2016
	(in thousands)
Revenue
Agriculture	$694,025	$739,167	$864,851
Construction	300,019	323,625	340,916
International	208,894	150,288	162,068
Total	$1,202,938	$1,213,080	$1,367,835
Income (Loss) Before Income Taxes
Agriculture	$(3,678)	$(15,781)	$(29,710)
Construction	(7,278)	(5,875)	(26,388)
International	2,205	(469)	(3,004)
Segment income (loss) before income taxes	(8,751)	(22,125)	(59,102)
Shared Resources	(5,688)	(588)	2,891
Total	$(14,439)	$(22,713)	$(56,211)
Total Impairment
Agriculture	$175	$1,888	$3,975
Construction	498	2,155	2,752
International	—	325	—
Segment impairment	673	4,368	6,727
Shared Resources	—	42	176
Total	$673	$4,410	$6,903

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended January 31,
	2018	2017	2016
Restructuring Costs
Agriculture	$6,886	$(120)	$738
Construction	2,093	60	635
International	62	—	—
Segment impairment	9,041	(60)	1,373
Shared Resources	1,458	379	224
Total	$10,499	$319	$1,597
Interest Income
Agriculture	$164	$183	$159
Construction	314	341	396
International	9	31	68
Segment interest income	487	555	623
Shared Resources	9	12	17
Total	$496	$567	$640
Interest Expense
Agriculture	$5,781	$11,201	$15,596
Construction	7,750	10,196	12,575
International	2,510	2,884	4,159
Segment interest expense	16,041	24,281	32,330
Shared Resources	958	(2,416)	293
Total	$16,999	$21,865	$32,623
Depreciation and Amortization
Agriculture	$5,411	$6,128	$7,760
Construction	14,297	15,288	15,965
International	1,366	1,394	1,255
Segment depreciation and amortization	21,074	22,810	24,980
Shared Resources	4,031	4,058	3,558
Total	$25,105	$26,868	$28,538
Capital Expenditures
Agriculture	$2,950	$1,585	$2,861
Construction	20,080	5,480	1,492
International	1,332	898	657
Segment capital expenditures	24,362	7,963	5,010
Shared Resources	1,753	4,462	3,401
Total	$26,115	$12,425	$8,411

	January 31, 2018	January 31, 2017
Total Assets	(in thousands)
Agriculture	$400,017	$411,726
Construction	211,154	221,092
International	126,251	106,899
Segment assets	737,422	739,717
Shared Resources	22,886	31,705
Total	$760,308	$771,422

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 22—SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
The following reflects selected quarterly financial information for fiscal years 2018 and 2017.

	Revenue	Gross Profit	Net Income (Loss) Including Noncontrolling Interest	Net Income (Loss) Attributable to Titan Machinery Inc.	Earnings (Loss) per Share-Basic	Earnings (Loss) per Share-Diluted
	(in thousands, except per share data)
2018
First quarter	$264,118	$48,919	$(5,932)	$(5,932)	$(0.27)	$(0.27)
Second quarter	268,871	52,807	(5,186)	(5,186)	(0.24)	(0.24)
Third quarter	330,341	61,477	2,384	2,384	0.11	0.11
Fourth quarter	339,608	52,097	1,685	1,685	0.08	0.08
2017
First quarter	$284,860	$53,548	$(3,858)	$(3,684)	$(0.17)	$(0.17)
Second quarter	278,333	52,933	(2,702)	(2,520)	(0.12)	(0.12)
Third quarter	332,266	58,426	264	264	0.01	0.01
Fourth quarter	317,621	48,822	(8,239)	(8,239)	(0.38)	(0.38)
In the fourth quarter of fiscal 2018, the Company recognized a net benefit from income taxes of $5.3 million consisting of the net benefit of $1.8 million from remeasuring domestic deferred tax assets and liabilities at the new federal statutory tax rate of 21% following enactment of the Tax Act on December 22, 2017, and a benefit of $3.5 million from the release of the valuation allowance previously recognized for deferred tax assets of our Ukrainian subsidiary. Further details of these tax matters are discussed in Note 15.
In the fourth quarter of fiscal 2017, the Company recognized impairment charges totaling $4.1 million resulting from impairment testing of long-lived assets. Details of the Company's impairment testing is disclosed in Note 1 and Note 5.
NOTE 23—SUBSEQUENT EVENTS
In February 2018, the Wells Fargo Credit Agreement was amended, see Note 6 for further details.
In April 2018, the Company entered into an amendment to the credit facility with CNH Industrial Capital, which decreased available borrowings under this facility to $350.0 million. As a result of this amendment, our total discretionary floorplan payable lines of credit for equipment purchases was reduced from $728.1 million to $628.1 million.

Schedule II—Valuation and Qualifying Accounts and Reserves
Titan Machinery Inc.

Classification	Beginning Balance	Additions Charged to Expenses	Deductions for Write-offs, Net of Recoveries	Foreign currency translation adjustment	Ending Balance
	(in thousands)
Valuation reserve deduction from receivables:
Year ended January 31, 2018	$3,630	$2,333	$(3,138)	$126	$2,951
Year ended January 31, 2017	3,591	3,399	(3,428)	68	3,630
Year ended January 31, 2016	4,218	3,896	(4,591)	68	3,591

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. After evaluating the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 ("Exchange Act") as of the end of the period covered by this Form 10-K, our Chief Executive Officer and Chief Financial Officer, with the participation of the Company's management, have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective.
Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of January 31, 2018.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has also audited our internal control over financial reporting as of January 31, 2018, as stated in their attestation report included in Item 8 of this Form 10-K.
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
ITEM 9B.    OTHER INFORMATION
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Other than the information included in Part I of this Form 10-K under the heading "Executive Officers of the Registrant," the information required by Item 10 is incorporated by reference to the sections labeled "Board of Directors," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance," all of which will appear in our definitive proxy statement for our 2018 Annual Meeting of Stockholders.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated herein by reference to the sections labeled "Compensation Discussion and Analysis," "Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," "Executive Compensation," and "Non-Employee Director Compensation," all of which will appear in our definitive proxy statement for our 2018 Annual Meeting of Stockholders.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated herein by reference to the sections entitled "Security Ownership of Principal Stockholders and Management" and "Executive Compensation - Equity Compensation Plan Information," both of which will appear in our definitive proxy statement for our 2018 Annual Meeting of Stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated herein by reference to the sections entitled "Corporate Governance—Independence" and "Certain Relationships and Related Transactions," both of which will appear in our definitive proxy statement for our 2018 Annual Meeting of Stockholders.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 is incorporated herein by reference to the section entitled "Fees of the Independent Registered Public Accounting Firm," which will appear in our definitive proxy statement for our 2018 Annual Meeting of Stockholders.
PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report.

(1)	Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:
Report of Deloitte & Touche LLP on Consolidated Financial Statements as of January 31, 2018 and 2017 and for each the three years in the period ended January 31, 2018
Report of Deloitte & Touche LLP on Internal Control Over Financial Reporting as of January 31, 2018
Consolidated Balance Sheets as of January 31, 2018 and 2017
Consolidated Statements of Operations for each of the three years in the period ended January 31, 2018
Consolidated Statements of Comprehensive Income (loss) for each of the three years in the period ended January 31, 2018
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended January 31, 2018
Consolidated Statements of Cash Flows for each of the three years in the period ended January 31, 2018
Notes to Consolidated Financial Statements

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

(3)	Exhibits. See the Exhibit Index to our Form 10-K immediately following below:

EXHIBIT INDEX
TITAN MACHINERY INC.
FORM 10-K

No.	Description
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

10.1
Amended and Restated Employment Agreement, dated March 6, 2013, between David Meyer and the registrant (incorporated herein by reference to Exhibit 10.2 of the registrant's Annual Report on Form 10-K filed with the Commission on April 10, 2013).**

10.1.1
Amendment dated March 1, 2014 to the Amended and Restated Employment Agreement, dated March 6, 2013, between David Meyer and the registrant (incorporated herein by reference to Exhibit 10.54 of the registrant's Annual Report on Form 10-K filed with the Commission on April 11, 2014).**

10.2
Amended and Restated Employment Agreement, dated September 4, 2015, between Mark Kalvoda and the registrant (incorporated herein by reference to Exhibit 10.3 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on September 9, 2015).**

10.2.1
Amendment dated September 1, 2016 to the Amended and Restated Employment Agreement, dated September 4, 2015 between Mark Kalvoda and the registrant (incorporated herein by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q filed with the Commission on September 1, 2016).**

10.3
Agricultural Equipment Sales & Service Agreement, dated May 31, 2017, between CNH Industrial America LLC and the registrant (incorporated herein by reference to Exhibit 10.3 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 2, 2017).

10.3.1
Amendment to the Agricultural Equipment Sales & Service Agreement, dated May 31, 2017, between CNH Industrial America LLC and the registrant (incorporated herein by reference to Exhibit 10.4 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 2, 2017).

10.4
Construction Equipment Sales & Service Agreement, dated May 31, 2017, between CNH Industrial America LLC and the registrant (incorporated herein by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 2, 2017).

10.4.1
Amendment to the Construction Equipment Sales & Service Agreement, dated May 31, 2017, between CNH Industrial America LLC and the registrant (incorporated herein by reference to Exhibit 10.2 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 2, 2017).

10.5
New Holland Equipment Sales & Service Agreement, dated May 31, 2017, between CNH Industrial America LLC and the registrant (incorporated herein by reference to Exhibit 10.5 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 2, 2017).

10.5.1
Amendment to the New Holland Equipment Sales & Service Agreement, dated May 31, 2017, between CNH Industrial America LLC and the registrant (incorporated herein by reference to Exhibit 10.6 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 2, 2017).

10.6
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
10.8.1
Letter Agreement with CNH Capital America, LLC dated September 30, 2011, amending the November 13, 2007 Amended and Restated Wholesale Floorplan Credit Facility and Security Agreement (incorporated herein by reference to Exhibit 10.3 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on December 9, 2011).

10.8.2
Letter Agreement with CNH Capital America, LLC dated November 20, 2012, amending the November 13, 2007 Amended and Restated Wholesale Floorplan Credit Facility and Security Agreement (incorporated herein by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on December 6, 2012).

10.8.3
Letter Agreement with CNH Capital America, LLC dated February 15, 2013, amending the November 13, 2007 Amended and Restated Wholesale Floorplan Credit Facility and Security Agreement (incorporated herein by reference to Exhibit 10.49 of the registrant's Annual Report on Form 10-K filed with the Commission on April 10, 2013).

10.8.4
Amendment dated December 8, 2014 to the Amended and Restated Wholesale Floor Plan Credit Facility and Security Agreement dated November 13, 2007 by and between the registrant and CNH Industrial Capital America LLC (incorporated herein by reference to Exhibit 10.2 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on December 10, 2014).

10.8.5
Second Amendment dated March 31, 2016 to the Amended and Restated Wholesale Floor Plan Credit Facility and Security Agreement dated November 13, 2007 by and between the registrant and CNH Industrial Capital America LLC (incorporated herein by reference to Exhibit 10.17.5 of the registrant's Annual Report on Form 10-K filed with the Commission on April 13, 2016).

10.8.6
Amendment dated October 5, 2017 to the Amended and Restated Wholesale Floor Plan Credit Facility and Security Agreement dated November 13, 2007 by and between the registrant and CNH Industrial Capital America LLC (incorporated herein by reference to Exhibit 10.2 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on December 7, 2017).

10.8.7*
Amendment dated April 1, 2018 to the Amended and Restated Wholesale Floor Plan Credit Facility and Security Agreement dated November 13, 2007 by and between the registrant and CNH Industrial Capital America LLC.

10.9
Second Amended and Restated Credit Agreement dated as of October 28, 2015 by and among the registrant, Wells Fargo Bank, National Association, and the Financial Institutions Party Thereto (incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed with the Commission on November 2, 2015).

10.9.1
Amendment No. 1 to Second Amended and Restated Credit Agreement dated December 29, 2015 by and among the registrant, Wells Fargo Bank, National Association, and the Financial Institutions Party Thereto (incorporated herein by reference to Exhibit 10.18.1 of the registrant's Annual Report on Form 10-K filed with the Commission on April 13, 2016).

10.9.2
Amendment No. 2 to Second Amended and Restated Credit Agreement dated March 25, 2016 by and among the registrant, Wells Fargo Bank, National Association, and the Financial Institutions Party Thereto (incorporated herein by reference to Exhibit 10.18.2 of the registrant's Annual Report on Form 10-K filed with the Commission on April 13, 2016).

10.9.3
Amendment No. 3 to Second Amended and Restated Credit Agreement dated December 8, 2016 by and among the registrant, Wells Fargo Bank, National Association, and the Financial Institutions Party Thereto (incorporated herein by reference to Exhibit 10.17.3 of the registrant's Annual Report on Form 10-K filed with the Commission on April 7, 2017).

10.9.4
Amendment No. 4 to Second Amended and Restated Credit Agreement dated March 1, 2017 by and among the registrant, Wells Fargo Bank, National Association, and the Financial Institutions Party Thereto (incorporated herein by reference to Exhibit 10.17.4 of the registrant's Annual Report on Form 10-K filed with the Commission on April 7, 2017).

10.9.5*
Amendment No. 5 to Second Amended and Restated Credit Agreement dated February 12, 2018 by and among the registrant, Wells Fargo Bank, National Association, and the Financial Institutions Party Thereto.

10.10	Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed with the Commission on June 6, 2011).**

10.11
Form of Incentive Stock Option Agreement under the 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.22 of the registrant's Amendment No. 2 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on October 10, 2007).**

No.	Description
10.12
Form of Non-Qualified Stock Option Agreement under the 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.23 of the registrant's Amendment No. 2 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on October 10, 2007).**

10.13
Form of Restricted Stock Agreement under the 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.24 of the registrant's Amendment No. 2 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on October 10, 2007).**

10.14	Titan Machinery Inc. 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed with the Commission on June 3, 2014).**

10.15
Form of Titan Machinery Inc. Performance Award Agreement under the 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 5, 2014).**

10.16
Form of Titan Machinery Inc. Restricted Stock Agreement (for non-employee directors) under the 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 5, 2014).**

10.17
Form of Titan Machinery Inc. Restricted Stock Agreement under the 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 5, 2014).**

10.18
Form of Titan Machinery Inc. Restricted Stock Unit Agreement under the 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on September 9, 2014).**

10.19	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.34 of the registrant's Annual Report on Form 10-K filed with the Commission on April 11, 2012).

10.20
Titan Machinery Inc. Non-Employee Director Compensation Plan (incorporated herein by reference to Exhibit 10.2 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on September 9, 2015).**

10.21
Description of Titan Machinery Inc.’s Executive Cash Bonus Plan (incorporated herein by reference to Exhibit 10.34 of the registrant’s Annual Report on Form 10-K filed with the Commission on April 15, 2015**

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

101
The following materials from Titan Machinery Inc.'s Annual Report on Form 10-K for the year ended January 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the fiscal years ended January 31, 2018, 2017 and 2016, (ii) the Consolidated Statements of Operations for the fiscal years ended January 31, 2018, 2017 and 2016, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended January 31, 2018, 2017 and 2016, (iv) the Consolidated Statements of Stockholders' Equity for the fiscal years ended January 31, 2018, 2017 and 2016, (v) the Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2018, 2017 and 2016, and (vi) the Notes to the Consolidated Financial Statements.

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
Dated: April 6, 2018
TITAN MACHINERY INC.

By	/s/ DAVID J. MEYER	By	/s/ MARK KALVODA
	David J. Meyer, Board Chair and Chief Executive Officer		Mark Kalvoda, Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ DAVID J. MEYER	Board Chair, Chief Executive Officer (principal executive officer)	April 6, 2018
David J. Meyer

/s/ MARK KALVODA	Chief Financial Officer (principal financial officer and principal accounting officer)	April 6, 2018
Mark Kalvoda

*	Director
Tony Christianson		April 6, 2018

*	Director
Stanley Dardis		April 6, 2018

*	Director
Stan Erickson		April 6, 2018

*	Director
Christine Hamilton		April 6, 2018

*	Director
John Henderson		April 6, 2018

*	Director
Jody Horner		April 6, 2018

*	Director
Richard Mack		April 6, 2018

*By	/s/ MARK KALVODA
Mark Kalvoda, Attorney-in-Fact