Form 10-Q
period 2018-04-30
Titan Machinery Inc.
filed 2018-06-07
CIK 1409171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

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

As of May 31, 2018, 22,079,666 shares of Common Stock, $0.00001 par value, of the registrant were outstanding.

TITAN MACHINERY INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. — FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

TITAN MACHINERY INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)

	April 30, 2018	January 31, 2018
Assets
Current Assets
Cash	$57,254	$53,396
Receivables, net of allowance for doubtful accounts	66,172	60,672
Inventories	518,173	472,467
Prepaid expenses and other	11,651	12,440
Income taxes receivable	96	171
Total current assets	653,346	599,146
Noncurrent Assets
Intangible assets, net of accumulated amortization	5,369	5,193
Property and equipment, net of accumulated depreciation	146,113	151,047
Deferred income taxes	3,145	3,472
Other	1,442	1,450
Total noncurrent assets	156,069	161,162
Total Assets	$809,415	$760,308

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$16,288	$15,136
Floorplan payable	320,862	247,392
Current maturities of long-term debt	1,644	1,574
Deferred revenue	32,874	32,324
Accrued expenses and other	22,375	31,863
Total current liabilities	394,043	328,289
Long-Term Liabilities
Senior convertible notes	63,351	62,819
Long-term debt, less current maturities	21,395	34,578
Deferred income taxes	1,131	2,275
Other long-term liabilities	8,011	10,492
Total long-term liabilities	93,888	110,164
Commitments and Contingencies
Stockholders' Equity
Common stock, par value $.00001 per share, 45,000 shares authorized; 22,094 shares issued and outstanding at April 30, 2018; 22,102 shares issued and outstanding at January 31, 2018	—	—
Additional paid-in-capital	246,451	246,509
Retained earnings	75,432	77,046
Accumulated other comprehensive loss	(399)	(1,700)
Total stockholders' equity	321,484	321,855
Total Liabilities and Stockholders' Equity	$809,415	$760,308
 See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended April 30,
	2018	2017
Revenue
Equipment	$156,904	$167,915
Parts	51,535	56,583
Service	27,356	28,766
Rental and other	9,883	10,854
Total Revenue	245,678	264,118
Cost of Revenue
Equipment	141,767	155,517
Parts	36,658	40,357
Service	11,201	10,794
Rental and other	8,494	8,531
Total Cost of Revenue	198,120	215,199
Gross Profit	47,558	48,919
Operating Expenses	46,727	51,987
Restructuring Costs	—	2,344
Income (Loss) from Operations	831	(5,412)
Other Income (Expense)
Interest income and other income	385	778
Floorplan interest expense	(1,350)	(2,656)
Other interest expense	(2,031)	(2,120)
Loss Before Income Taxes	(2,165)	(9,410)
Benefit from Income Taxes	(551)	(3,478)
Net Loss	$(1,614)	$(5,932)
Net Loss Allocated to Participating Securities - Note 1	26	114
Net Loss Attributable to Titan Machinery Inc. Common Stockholders	$(1,588)	$(5,818)
Earnings (Loss) per Share - Note 1:
Basic	$(0.07)	$(0.27)
Diluted	$(0.07)	$(0.27)
Weighted Average Common Shares:
Basic	21,734	21,373
Diluted	21,734	21,373

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended April 30,
	2018	2017
Net Loss	$(1,614)	$(5,932)
Other Comprehensive Income
Foreign currency translation adjustments	1,305	461
Unrealized gain on interest rate swap cash flow hedge derivative instrument, net of tax expense of $19 for the three months ended April 30, 2017	—	29
Reclassification of loss on interest rate swap cash flow hedge derivative instrument included in net loss, net of tax benefit of $326 for the three months ended April 30, 2017	—	488
Total Other Comprehensive Income	1,305	978
Comprehensive Loss	$(309)	$(4,954)

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended April 30,
	2018	2017
Operating Activities
Net loss	$(1,614)	$(5,932)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities
Depreciation and amortization	5,526	6,095
Deferred income taxes	(804)	(3,603)
Stock-based compensation expense	540	789
Noncash interest expense	729	914
Other, net	342	725
Changes in assets and liabilities
Receivables, prepaid expenses and other assets	(3,803)	283
Inventories	(42,351)	(3,814)
Manufacturer floorplan payable	24,653	51,139
Accounts payable, customer deposits, accrued expenses and other and other long-term liabilities	(9,252)	(5,744)
Income taxes	(992)	80
Net Cash Provided by (Used for) Operating Activities	(27,026)	40,932
Investing Activities
Rental fleet purchases	(2,121)	(5,612)
Property and equipment purchases (excluding rental fleet)	(692)	(4,575)
Proceeds from sale of property and equipment	411	417
Other, net	(184)	21
Net Cash Used for Investing Activities	(2,586)	(9,749)
Financing Activities
Net change in non-manufacturer floorplan payable	47,376	(25,484)
Repurchase of senior convertible notes	—	(19,340)
Proceeds from long-term debt borrowings	6	20,115
Principal payments on long-term debt	(13,425)	(2,335)
Other, net	(607)	(1,123)
Net Cash Provided by (Used for) Financing Activities	33,350	(28,167)
Effect of Exchange Rate Changes on Cash	120	74
Net Change in Cash	3,858	3,090
Cash at Beginning of Period	53,396	53,151
Cash at End of Period	$57,254	$56,241
Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period
Income taxes, net of refunds	$906	$—
Interest	$1,954	$3,429
Supplemental Disclosures of Noncash Investing and Financing Activities
Net property and equipment financed with long-term debt, accounts payable and accrued expenses and other	$836	$354
Net transfer of assets from property and equipment to inventories	$(1,853)	$(1,200)

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1—BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The quarterly operating results for Titan Machinery Inc. (the “Company”) are subject to fluctuation due to varying weather patterns, which may impact the timing and amount of equipment purchases, rentals, and after-sales parts and service purchases by the Company’s Agriculture, Construction and International customers. Therefore, operating results for the three-month period ended April 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2019. The information contained in the consolidated balance sheet as of January 31, 2018 was derived from the audited consolidated financial statements for the Company for the year then ended. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2018 as filed with the SEC.
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
On April 30, 2018, the Company entered into a definitive purchase agreement to acquire all ownership interests of two commonly-controlled German entities, AGRAM Landtechnikvertrieb GmbH and AGRAM Landtechnik Rollwitz GmbH (collectively, "AGRAM"), which consist of four Case IH agriculture dealership locations in Germany. In its most recent fiscal year, AGRAM generated revenue of approximately $30.0 million. The acquisition is expected to close in July 2018.
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
The following table sets forth the calculation of the denominator for basic and diluted EPS:

	Three Months Ended April 30,
	2018	2017
	(in thousands, except per share data)
Basic Weighted-Average Common Shares Outstanding	21,734	21,373
Plus: Incremental Shares From Assumed Exercise of Stock Options	—	—
Diluted Weighted-Average Common Shares Outstanding	21,734	21,373

Anti-Dilutive Shares Excluded From Diluted Weighted-Average Common Shares Outstanding:
Stock Options	58	153
Shares Underlying Senior Convertible Notes (conversion price of $43.17)	1,520	1,748

Basic	$(0.07)	$(0.27)
Diluted	$(0.07)	$(0.27)
Recent Accounting Guidance
Accounting guidance adopted
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
The Company adopted ASC 606 as of February 1, 2018 using the modified retrospective method of adoption. Results for reporting periods beginning after February 1, 2018 are presented under the guidelines of ASC 606, while prior period amounts have not been adjusted and continue to be reported under the accounting standards in effect for those periods. Upon adoption of ASC 606, the Company did not recognize a cumulative effect adjustment of initially applying the standard as no material adjustments to contracts not completed as of the date of adoption were identified. The adoption of ASC 606 did not materially impact the amount of revenue recognized or any other financial statement line item as of and for the three months ended April 30, 2018. The Company has included the additional disclosures required under ASC 606 in Notes 2, 3 and 7.
Accounting guidance not yet adopted
In February 2016, the FASB amended authoritative guidance on leases, codified in ASC 842, Leases. The amended guidance requires lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. The new standard also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The provisions of this guidance are to be applied using a modified retrospective approach, with elective reliefs, which requires application of the guidance for all periods presented. We anticipate adopting the new standard on February 1, 2019, and expect to elect the package of practical expedients afforded under the guidance, including the use of hindsight to determine the lease term. Our implementation efforts to date have consisted of identifying the Company's lease population, selecting a lease software to implement that will assist with the reporting and disclosure requirements under the standard and continuing the process of abstracting and validating the Company's lease information.
While we continue to evaluate this standard, we anticipate this standard will have a material impact on our consolidated balance sheets due to the capitalization of a right-of-use asset and lease liability associated with our current operating leases in which we are the lessee, but do not believe it will have a material impact on our consolidated statements of operations or cash flows. Our rental fleet and equipment inventory rental activities in which we are the lessor in the transaction are also subject to ASC 842. While our evaluation of the impact of this standard is ongoing, we do not believe the standard will have a material impact on our consolidated balance sheets, statements of operations or cash flows for such transactions.
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
NOTE 2— REVENUE
Revenues are recognized when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration we expect to collect in exchange for those goods or services. Sales, value added and other taxes collected from our customers concurrent with our revenue activities are excluded from revenue.
The following table presents our revenue disaggregated by revenue source and segment:

	Three Months Ended April 30, 2018
	Agriculture	Construction	International	Total
	(in thousands)
Equipment	$90,997	$32,286	$33,620	$156,904
Parts	32,183	13,195	6,158	51,535
Service	18,210	8,466	679	27,356
Other	1,253	172	34	1,459
Revenue from contracts with customers	142,644	54,119	40,492	237,254
Rental	226	7,972	225	8,424
Total revenues	$142,870	$62,091	$40,717	$245,678
Equipment Revenue
Equipment revenue transactions include the sale of new and used agricultural and construction equipment. The Company satisfies its performance obligations and recognizes revenue at a point in time, primarily upon the delivery of the product. Once a product is delivered, the customer has physical possession of the asset, can direct the use of the asset, and has the significant risks and rewards of ownership of the asset. Equipment transactions often include both cash and noncash consideration. Cash consideration is paid directly by our customers or by third-party financial institutions financing our customer transactions. Noncash consideration is in the form of trade-in equipment assets. We assign a value to trade-in assets by estimating a future selling price, which we estimate based on relevant internal and third-party data, less a gross profit amount to be realized at the time the trade-in asset is sold and an estimate of any reconditioning work required to ready the asset for sale. Both cash and noncash consideration can be received prior to or after our performance obligation is satisfied. Any consideration received prior to the satisfaction of our performance obligation is recognized as deferred revenue. Receivables recognized for amounts not paid at the time our performance obligation is satisfied, including amounts due from third-party financial institutions, generally do not have established payment terms but are collected in relatively short time periods.
For certain equipment sale transactions, the Company provides a residual value guarantee to CNH Industrial Capital in connection with a customer leasing arrangement in which we sell the equipment to CNH Industrial Capital, who simultaneously executes a leasing arrangement with our end-user customer. The amount of revenue recognized for the sale of the equipment asset is reduced by, and we recognize a corresponding liability equal to, our estimate of the amount that is probable of being paid under the guarantee discounted at a rate of interest to reflect the risk inherent in the liability.
Also included in equipment revenue are net commissions earned for serving as the agent in facilitating sales of equipment assets we hold as consignee on behalf of the consignor, as well as net commissions earned for facilitating the sale of extended warranty protection plans provided by our suppliers or third-party insurance providers.
We have elected, as a practical expedient, to recognize sales commissions earned on the sale of equipment inventory as an expense when incurred because the amortization period of this cost if it was otherwise capitalized would be less than one year. These costs are recorded in operating expenses in our consolidated statements of operations.

Parts Revenue
We sell a broad range of maintenance and replacement parts for both equipment that we sell and other types of equipment. The Company satisfies its performance obligation and recognizes revenue at a point in time, upon delivery of the product to the customer. Once a product is delivered, the Company has a present right to payment, the customer has physical possession of the asset, can direct the use of the asset, and has the significant risks and rewards of ownership of the asset. In many cases, customers tender payment at the time of delivery. Balances not paid at the time of delivery are typically due in full within 30 days. Most parts are sold with a thirty-day right of return or exchange. Historically, parts returns have not been material.
Parts revenue also includes the retail value of parts inventories consumed during the course of customer repair and maintenance services and services provided under manufacturer warranties. As further described below, we recognize revenue from these activities over time.
Service Revenue
We provide repair and maintenance services, including repairs performed under manufacturer warranties, for our customer’s equipment. We recognize service and associated parts revenue of our repair and maintenance services over time as we transfer control of these goods and services over time. The Company recognizes revenue over time in the amount to which we have the right to invoice the customer as such an amount corresponds to the value of our performance completed to date. Generally, the Company has the right to invoice the customer for labor hours incurred and parts inventories consumed during the performance of the service arrangement. Customer invoicing most often occurs at the conclusion of our repair and maintenance services. Accordingly, we recognize unbilled receivables for the amount of unbilled labor hours incurred and parts inventories consumed under our repair and maintenance arrangements. Upon customer invoicing, unbilled receivables are reclassified to receivables. In many cases, customers tender payment at the completion of our work and the creation of the invoice. Balances not paid at the time of invoicing are typically due in full within 30 days.
Other Revenue
Other revenues primarily consist of fees charged in connection with short-haul equipment delivery and pick-up services, in which revenue is recognized at a point in time when the service is completed, and Global Positioning System ("GPS") signal subscriptions, in which revenue is recognized on a straight-line basis over the subscription period.
Rental Revenue
We rent equipment to our customers on a short-term basis for periods ranging from a few days to a few months. Rental revenue is recognized on a straight-line basis over the period of the related rental agreement. Revenue from rental equipment delivery and pick-up services is recognized when the service is performed.
Unbilled Receivables and Deferred Revenue
Unbilled receivables amounted to $12.9 million and $11.0 million as of April 30, 2018 and January 31, 2018. The increase in unbilled receivables is primarily the result of the recognition of revenue under our service arrangements prior to customer invoicing less reclassifications from unbilled receivables to receivables as our service work is completed and customer invoicing occurs.
Deferred revenue amounted to $30.9 million and $30.1 million as of April 30, 2018 and January 31, 2018. The slight increase in deferred revenue is driven by cash and noncash consideration received in advance of satisfying our performance obligations, but substantially offset by $17.2 million of revenue recognized during the three months ended April 30, 2018 that was included in the deferred revenue balance at January 31, 2018.
No material amount of revenue was recognized during the three months ended April 30, 2018 from performance obligations satisfied in previous periods. The Company has elected as a practical expedient to not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of service of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. The contracts for which the practical expedient has been applied include (i) equipment revenue transactions, which do not have a stated contractual term, but are short-term in nature, and (ii) service revenue transactions, which also do not have a stated contractual term but are generally completed within 30 days and for such contracts we recognize revenue over time at the amount to which we have the right to invoice for services completed to date.

NOTE 3—RECEIVABLES

	April 30, 2018	January 31, 2018
	(in thousands)
Trade and unbilled receivables from contracts with customers
Trade receivables due from customers	$29,695	$25,396
Trade receivables due from finance companies	12,503	8,901
Unbilled receivables	12,876	10,967
Trade and unbilled receivables from rental contracts
Trade receivables	5,612	7,571
Unbilled receivables	1,038	847
Other receivables
Due from manufacturers	6,700	8,805
Other	697	1,136
Total receivables	69,121	63,623
Less allowance for doubtful accounts	(2,949)	(2,951)
Total	$66,172	$60,672

For the three months ended April 30, 2018, the Company recognized impairment losses on receivables arising from contracts with customers of $0.2 million and impairment losses of $0.04 million on receivables arising from other contracts.

NOTE 4—INVENTORIES

	April 30, 2018	January 31, 2018
	(in thousands)
New equipment	$307,207	$258,559
Used equipment	137,222	141,450
Parts and attachments	71,894	71,110
Work in process	1,850	1,348
	$518,173	$472,467
NOTE 5—PROPERTY AND EQUIPMENT

	April 30, 2018	January 31, 2018
	(in thousands)
Rental fleet equipment	$121,213	$123,430
Machinery and equipment	22,141	22,025
Vehicles	37,991	37,741
Furniture and fixtures	40,102	39,851
Land, buildings, and leasehold improvements	61,401	62,243
	282,848	285,290
Less accumulated depreciation	(136,735)	(134,243)
	$146,113	$151,047

NOTE 6—LINES OF CREDIT / FLOORPLAN PAYABLE
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
As of April 30, 2018, the Company had discretionary floorplan lines of credit for equipment inventory purchases totaling approximately $629.4 million, which includes a $140.0 million floorplan payable line of credit under our second amended and restated credit agreement with Wells Fargo (the "Wells Fargo Credit Agreement"), a $350.0 million credit facility with CNH Industrial Capital, a $30.0 million credit facility with DLL Finance and the U.S. dollar equivalent of $109.4 million in credit facilities related to our foreign subsidiaries. Floorplan payables relating to these credit facilities totaled approximately $299.3 million of the total floorplan payable balance of $320.9 million outstanding as of April 30, 2018 and $239.2 million of the total floorplan payable balance of $247.4 million outstanding as of January 31, 2018. The remaining outstanding balances relate to equipment inventory financing from manufacturers and non-manufacturer lenders other than the lines of credit described above. As of April 30, 2018, the interest-bearing U.S. floorplan payables carried various interest rates primarily ranging from 4.13% to 6.75%, and the foreign floorplan payables carried various interest rates primarily ranging from 0.92% to 7.91%.
As of April 30, 2018, the Company had a compensating balance arrangement under one of its foreign floorplan credit facilities, which requires a minimum cash deposit to be maintained with the lender in the amount of $5.0 million for the term of the credit facility.
Working Capital Line of Credit
As of April 30, 2018, the Company had a $60.0 million working capital line of credit under the Wells Fargo Credit Agreement. The Company had no amount and $13.0 million outstanding on this line of credit as of April 30, 2018 and January 31, 2018. As of April 30, 2018, the working capital line of credit carried an interest rate of 4.13%.
Wells Fargo Credit Agreement
In February 2018, the Wells Fargo Credit Agreement was amended to (i) move the maturity testing date under the Wells Fargo Credit Agreement from November 1, 2018 to February 1, 2019, a date that is three months prior to the scheduled maturity date of the Company's outstanding senior convertible notes, and (ii) modify the maturity test calculation. The maturity date for the Wells Fargo Credit Agreement will remain October 28, 2020 so long as (i) the Company's fixed charge coverage ratio for the 12 month period ending December 31, 2018 is at least 1.1 to 1.0 and (ii) a liquidity test, requiring that the Company have unrestricted cash on hand plus excess borrowing availability under the Wells Fargo Credit Agreement (on a pro-forma basis reflecting the Company's repayment in full of its outstanding senior convertible notes) in an amount that is greater than 20% of the maximum credit amount under the facility, are met on February 1, 2019. If both financial tests are not satisfied on February 1, 2019, the Wells Fargo Credit Agreement will immediately mature and all amounts outstanding become immediately due and payable in full.
CNH Industrial Capital Floorplan Payable Line of Credit
In April 2018, the Company entered into an amendment to the credit facility with CNH Industrial Capital. The amendment decreased available borrowings under this facility from $450.0 million to $350.0 million.
In May 2018, the Company entered into an additional amendment to the credit facility with CNH Industrial Capital. This amendment decreased our U.S. available borrowings under this facility from $350.0 million to $320.0 million. Concurrent with this amendment, CNH Industrial increased the available borrowing capacity of our international subsidiaries from $50.0 million to $80.0 million.

NOTE 7—DEFERRED REVENUE

	April 30, 2018	January 31, 2018
	(in thousands)
Deferred revenue from contracts with customers	$30,857	$30,139
Deferred revenue from rental and other contracts	2,018	2,186
Total	$32,874	$32,324

NOTE 8—SENIOR CONVERTIBLE NOTES
The Company’s 3.75% senior convertible notes issued on April 24, 2012 (“senior convertible notes”) consist of the following:

	April 30, 2018	January 31, 2018
	(in thousands except conversion rate and conversion price)
Principal value	$65,644	$65,644
Unamortized debt discount	(2,029)	(2,497)
Unamortized debt issuance costs	(264)	(328)
Carrying value of senior convertible notes	$63,351	$62,819

Carrying value of equity component, net of deferred taxes	$14,923	$14,923

Conversion rate (shares of common stock per $1,000 principal amount of notes)	23.1626
Conversion price (per share of common stock)	$43.17
During the three months ended April 30, 2017, the Company repurchased an aggregate of $20.3 million face value of its senior convertible notes with $19.3 million in cash.
The Company recognized interest expense associated with its senior convertible notes as follows:

	Three Months Ended April 30,
	2018	2017
	(in thousands)
Cash Interest Expense
Coupon interest expense	$605	$783
Noncash Interest Expense
Amortization of debt discount	469	571
Amortization of transaction costs	64	80
	$1,138	$1,434
The senior convertible notes mature on May 1, 2019, unless purchased earlier by the Company, redeemed or converted. As of April 30, 2018, the unamortized debt discount will be amortized over a remaining period of approximately 1.0 year. As of April 30, 2018 and January 31, 2018, the if-converted value of the senior convertible notes did not exceed the principal balance. The effective interest rate of the liability component was equal to 7.3% for each of the consolidated statements of operations periods presented.

NOTE 9—DERIVATIVE INSTRUMENTS
The Company holds derivative instruments for the purpose of minimizing exposure to fluctuations in foreign currency exchange rates and benchmark interest rates to which the Company is exposed in the normal course of its operations.
Cash Flow Hedge
On October 9, 2013, the Company entered into a forward-starting interest rate swap instrument, which had a notional amount of $100.0 million, an effective date of September 30, 2014 and a maturity date of September 30, 2018. The objective of the instrument was to, beginning on September 30, 2014, protect the Company from changes in benchmark interest rates to which the Company was exposed through certain of its variable interest rate credit facilities. The instrument provided for a fixed interest rate of 1.901% up to the maturity date. The interest rate swap instrument was designated as a cash flow hedging instrument and accordingly changes in the effective portion of the fair value of the instrument have been recorded in other comprehensive income and only reclassified into earnings in the period(s) in which the related hedged item affects earnings or the anticipated underlying hedged transactions are no longer probable of occurring.
In April 2017, the Company elected to terminate the interest rate swap instrument. The Company paid $0.9 million to terminate the instrument. This cash payment is presented as a financing cash outflow in the consolidated statements of cash flows.
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
The following table sets forth the notional value of the Company's outstanding derivative instruments.

	Notional Amount as of:
	April 30, 2018	January 31, 2018
	(in thousands)
Cash flow hedges:
Interest rate swap	$—	$—
Derivatives not designated as hedging instruments:
Foreign currency contracts	16,708	14,368
The following table sets forth the gains and losses (before the related income tax effects) recognized in other comprehensive income (loss) ("OCI") and income (loss) related to the Company’s derivative instruments for the three months ended April 30, 2018 and 2017:

	Three Months Ended April 30,
	2018		2017
	OCI	Income (Loss)	OCI	Income (Loss)
	(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate swap (a)	—	—	48	(814)
Derivatives Not Designated as Hedging Instruments:
Foreign currency contracts (b)	—	534	—	(68)
Total Derivatives	$—	$534	$48	$(882)

(a) No material hedge ineffectiveness has been recognized. The amounts shown in income (loss) above are reclassification amounts from accumulated other comprehensive income (loss) and are recorded in floorplan interest expense in the consolidated statements of operations.
(b) Amounts are included in interest income and other income in the consolidated statements of operations.

During the three months ended April 30, 2017, the Company reclassified $0.6 million of pre-tax accumulated losses on its interest rate swap instrument from accumulated other comprehensive income (loss) to income as the original forecasted interest payments, which served as the hedged item underlying the interest rate swap instrument, were no longer probable of occurring during the time period over which such transactions were previously anticipated to occur.
NOTE 10—FAIR VALUE OF FINANCIAL INSTRUMENTS
As of April 30, 2018 and January 31, 2018, the fair value of the Company's foreign currency contracts, which are liabilities measured at fair value on a recurring basis, was not material. These foreign currency contracts were valued using a discounted cash flow analysis, an income approach, utilizing readily observable market data as inputs, which is classified as a Level 2 fair value measurement.
The Company also has financial instruments that are not recorded at fair value in its consolidated financial statements. The carrying amount of cash, receivables, payables, short-term debt and other current liabilities approximates fair value because of the short maturity and/or frequent repricing of those instruments, which are Level 2 fair value inputs. Based upon current borrowing rates for similar instruments with similar maturities, which are Level 2 fair value inputs, the carrying value of long-term debt approximates the fair value as of April 30, 2018 and January 31, 2018. The following table provides details on the senior convertible notes as of April 30, 2018 and January 31, 2018. The difference between the face value and the carrying value of these notes is the result of the allocation between the debt and equity components, and unamortized debt issuance costs. Fair value of the senior convertible notes was estimated based on Level 2 fair value inputs.

	April 30, 2018			January 31, 2018
	Estimated Fair Value	Carrying Value	Face Value	Estimated Fair Value	Carrying Value	Face Value
	(in thousands)			(in thousands)
Senior convertible notes	$65,000	$63,351	$65,644	$65,000	$62,819	$65,644
NOTE 11—SEGMENT INFORMATION AND OPERATING RESULTS
The Company has three reportable segments: Agriculture, Construction and International. Revenue between segments is immaterial. The Company retains various unallocated income/(expense) items and assets at the general corporate level, which the Company refers to as “Shared Resources” in the table below. Shared Resources assets primarily consist of cash and property and equipment.
Certain financial information for each of the Company’s business segments is set forth below.

	Three Months Ended April 30,
	2018	2017
	(in thousands)
Revenue
Agriculture	$142,870	$163,625
Construction	62,091	63,420
International	40,717	37,073
Total	$245,678	$264,118

Income (Loss) Before Income Taxes
Agriculture	$1,323	$(3,897)
Construction	(2,897)	(2,633)
International	(87)	595
Segment income (loss) before income taxes	(1,661)	(5,935)
Shared Resources	(504)	(3,475)
Total	$(2,165)	$(9,410)

	April 30, 2018	January 31, 2018
	(in thousands)
Total Assets
Agriculture	$408,933	$400,017
Construction	227,247	211,154
International	153,140	126,251
Segment assets	789,320	737,422
Shared Resources	20,095	22,886
Total	$809,415	$760,308
NOTE 12—RESTRUCTURING COSTS
In February 2017, to better align the Company's cost structure and business in certain markets, the Company announced a restructuring plan (the "Fiscal 2018 Restructuring Plan"), to close one Construction location and 14 Agriculture locations. As of January 31, 2018, the Company had closed and fully exited all of these locations and had completed its Fiscal 2018 Restructuring Plan.
Restructuring costs associated with the Fiscal 2018 Restructuring Plan are summarized in the following table:

	Three Months Ended April 30, 2018	Three Months Ended April 30, 2017	Cumulative Amount
	(in thousands)
Lease accrual and termination costs	$—	$253	$5,681
Termination benefits	—	1,818	5,053
Impairment of fixed assets, net of gains on asset disposition	—	—	2,206
Asset relocation and other costs	—	273	516
	$—	$2,344	$13,456
Restructuring charges associated with the Fiscal 2018 Restructuring Plan are summarized by segment in the following table:

	Three Months Ended April 30, 2018	Three Months Ended April 30, 2017
	(in thousands)
Segment
Agriculture	$—	$1,478
Construction	—	86
International	—	—
Shared Resources	—	780
Total	$—	$2,344
A reconciliation of the beginning and ending exit cost liability balance associated with the Fiscal 2018 Restructuring Plan is as follows:

	Lease Accrual & Termination Costs	Termination Benefits	Asset Relocation & Other Costs	Total
	(in thousands)
Balance, January 31, 2018	$5,393	$404	$—	$5,797
Exit costs incurred and charged to expense	—	—	—	$—
Adjustments	88	(17)	—	$71
Exit costs paid	(3,191)	(387)	—	$(3,578)
Balance, April 30, 2018	$2,290	$—	$—	$2,290

As of April 30, 2018 and January 31, 2018, $2.1 million and $4.8 million of the exit cost liability is included in other long-term liabilities and $0.2 million and $1.0 million are included in accrued expenses and other in the consolidated balance sheets.
In April 2018, the Company paid $3.0 million to terminate the real estate lease agreement for one of the Company's previously closed stores. The termination payment approximated the recorded lease accrual liability and therefore the impact to the consolidated statement of operations was not material.
NOTE 13— INCOME TAXES
Our effective tax rate was 25.5% and 37.0% for the three months ended April 30, 2018 and 2017. The decrease in the effective tax rate for the three months ended April 30, 2018 compared to the three months ended April 30, 2017 was primarily due to the reduction of the U.S. federal corporate tax rate as a result of the enactment on December 22, 2017 of the federal tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad changes to the U.S. tax code, including, among other things, to reduce the U.S. federal corporate tax rate from 35% to 21%, creates a new provision designed to tax global intangible low-taxed income ("GILTI"), creates a new limitation on deductible interest expense, and modifies the rules related to uses and limitations of net operating losses.
The Company has applied the guidance in Accounting Standards Update 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, when accounting for the enactment-date effects of the Tax Act. As of April 30, 2018, the Company is continuing to evaluate the GILTI provisions of the Tax Act. Under U.S. accounting rules, the Company is allowed to make an accounting policy election of either treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred or factoring such amounts into our measurement of deferred taxes. The Company has not made a policy decision regarding treating future GILTI inclusions as a current period expense or recognizing deferred taxes for such future inclusions. The Company has included the current period estimated tax effects of GILTI within its estimated annual effective tax rate. The impact of GILTI on the Company's benefit from income taxes for the three months ended April 30, 2018 was not material.
NOTE 14—RELATED PARTY TRANSACTIONS
Effective February 1, 2017, the Company and Peter Christianson (our former President and former member of our Board of Directors), who is a brother of Tony Christianson (a member of our Board of Directors), agreed to terminate a consulting arrangement between the parties. In connection with the termination, the Company agreed to pay Mr. Peter Christianson the sum of $0.7 million, payable in two equal installments in fiscal 2018 and 2019. All unvested stock options and shares of restricted stock held by Mr. Peter Christianson will continue to vest as scheduled. As a result of the termination agreement, the Company recognized for the three months ended April 30, 2017, a total of $0.8 million in termination costs, consisting of $0.7 million for future cash payments owed to Mr. Peter Christianson and $0.1 million for unvested shares of restricted stock. These termination costs are included in restructuring costs in the consolidated statements of operations. As of April 30, 2018, all amounts owed to Mr. Peter Christianson have been paid in full.
NOTE 15—CONTINGENCIES
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
The Company is engaged in legal proceedings incidental to the normal course of business. Due to their nature, such legal proceedings involve inherent uncertainties, including but not limited to, court rulings, negotiations between affected parties and governmental intervention. Based upon the information available to the Company and discussions with legal counsel, it is the Company's opinion that the outcome of these various legal actions and claims will not have a material impact on the financial position, results of operations or cash flows. Such matters, however, are subject to many uncertainties, and the outcome of any matter is not predictable with assurance.

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim unaudited consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report, and the audited consolidated financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended January 31, 2018.
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
The agriculture industry has been experiencing challenging conditions such as low agricultural commodity prices and net farm income, which, among other things, have a negative effect on customer sentiment and our customers' ability to secure financing for their equipment purchases. Changes in actual or anticipated net farm income generally have a direct correlation with agricultural equipment purchases by farmers. Based on U.S. Department of Agriculture ("USDA") publications, the most recent estimate of net farm income for calendar year 2017 remained relatively flat as compared to calendar year 2016, but is approximately 25% below the average for the five-year period ending December 31, 2017. Based on its February 2018 report, the USDA projected net farm income for calendar year 2018 to decrease 6.7% as compared to calendar year 2017. These industry conditions have reduced demand for equipment purchases, service work and parts, resulting in decreased same-store sales, equipment revenue and equipment gross profit margin, and have caused an oversupply of equipment inventory in our geographic footprint. In addition, these agriculture industry conditions have also led to a reduction of purchases of construction equipment by customers in the agriculture industry, negatively impacting certain of our Construction stores.
Our net loss was $1.6 million, or $0.07 per diluted share, for the first quarter of fiscal 2019, compared to a net loss of $5.9 million, or $0.27 per diluted share, for the first quarter of fiscal 2018. On an adjusted basis, our diluted loss per share was $0.07 for the first quarter of fiscal 2019, compared to an adjusted diluted loss per share of $0.19 for the first quarter of fiscal 2018. See the Non-GAAP Financial Measures section below for a reconciliation of of adjusted diluted loss per share to the most comparable GAAP measure. Significant factors impacting the quarterly comparisons were:

•
Revenue decreased 7.0% in the first quarter of fiscal 2019, as compared to the first quarter last year. Revenue was negatively impacted by our store closings associated with our Fiscal 2018 Restructuring Plan, and also impacted by a decrease in Agriculture segment same-store sales, but partially offset by an increase in International same-store sales.

•
Total gross profit margin increased to 19.4% for the first quarter of fiscal 2019, as compared to 18.5% for the first quarter of fiscal 2018. The increase in gross profit margin was primarily the result of higher gross profit margins on equipment revenues.

•
Operating expenses decreased $5.3 million, or 10.1%, in the first quarter of fiscal 2019, as compared to the first quarter of fiscal 2018, primarily as the result of cost savings arising from our Fiscal 2018 Restructuring Plan.

•
In the first quarter of fiscal 2018 we recognized $2.3 million of restructuring charges associated with our Fiscal 2018 Restructuring Plan. No restructuring charges were recognized in the first quarter of fiscal 2019. See the Fiscal 2018 Restructuring Plan section below for further details.

•
Floorplan interest expense decreased 49.2% in the first quarter of fiscal 2019, as compared to the first quarter last year, primarily due to a decrease in our interest-bearing inventory in the first quarter of fiscal 2019.

Fiscal 2018 Restructuring Plan
In February 2017, to better align the Company's cost structure and business in certain markets, the Company announced a dealership restructuring plan (the "Fiscal 2018 Restructuring Plan"), which included the closure of one Construction location and 14 Agriculture locations. As of January 31, 2018, the Company had closed and fully exited all of these locations and had completed its Fiscal 2018 Restructuring Plan. The Company recognized $2.3 million in restructuring charges during the first quarter of fiscal 2018, and a total of $10.5 million in restructuring charges during the full fiscal year ended January 31, 2018.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are included in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended January 31, 2018. Other than the adoption of the new revenue recognition guidance described in Note 1, Business Activity and Significant Accounting Policies, and Note 2, Revenue, there have been no other changes in our critical accounting policies since January 31, 2018.
Results of Operations
The results shown below include the operating results of any acquisitions made during these periods and the operating results of any stores closed during these periods up to the date of the store closure. The period-to-period comparisons included below are not necessarily indicative of future results. Segment information is provided later in this discussion and analysis of our results of operations.
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

	Three Months Ended April 30,
	2018	2017
	(dollars in thousands)
Equipment
Revenue	$156,904	$167,915
Cost of revenue	141,767	155,517
Gross profit	$15,137	$12,398
Gross profit margin	9.6%	7.4%
Parts
Revenue	$51,535	$56,583
Cost of revenue	36,658	40,357
Gross profit	$14,877	$16,226
Gross profit margin	28.9%	28.7%
Service
Revenue	$27,356	$28,766
Cost of revenue	11,201	10,794
Gross profit	$16,155	$17,972
Gross profit margin	59.1%	62.5%
Rental and other
Revenue	$9,883	$10,854
Cost of revenue	8,494	8,531
Gross profit	$1,389	$2,323
Gross profit margin	14.1%	21.4%

The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended April 30,
	2018	2017
Revenue
Equipment	63.9%	63.6%
Parts	21.0%	21.4%
Service	11.1%	10.9%
Rental and other	4.0%	4.1%
Total Revenue	100.0%	100.0%
Total Cost of Revenue	80.6%	81.5%
Gross Profit Margin	19.4%	18.5%
Operating Expenses	19.1%	19.6%
Restructuring Costs	—%	0.9%
Income (Loss) from Operations	0.3%	(2.0)%
Other Income (Expense)	(1.2)%	(1.6)%
Loss Before Income Taxes	(0.9)%	(3.6)%
Benefit from Income Taxes	(0.2)%	(1.4)%
Net Loss	(0.7)%	(2.2)%
Three Months Ended April 30, 2018 Compared to Three Months Ended April 30, 2017
Consolidated Results
Revenue

	Three Months Ended April 30,		Increase/	Percent
	2018	2017	(Decrease)	Change
	(dollars in thousands)
Equipment	$156,904	$167,915	$(11,011)	(6.6)%
Parts	51,535	56,583	(5,048)	(8.9)%
Service	27,356	28,766	(1,410)	(4.9)%
Rental and other	9,883	10,854	(971)	(8.9)%
Total Revenue	$245,678	$264,118	$(18,440)	(7.0)%

The decrease in revenue for the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018 was the result of our store closings associated with our Fiscal 2018 Restructuring Plan and a same-store sales decrease of 4.0%. Our same-store sales decrease was primarily the result of a decrease in Agriculture segment same-store sales.

Gross Profit

	Three Months Ended April 30,		Increase/	Percent
	2018	2017	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$15,137	$12,398	$2,739	22.1%
Parts	14,877	16,226	(1,349)	(8.3)%
Service	16,155	17,972	(1,817)	(10.1)%
Rental and other	1,389	2,323	(934)	(40.2)%
Total Gross Profit	$47,558	$48,919	$(1,361)	(2.8)%
Gross Profit Margin
Equipment	9.6%	7.4%	2.2%	29.7%
Parts	28.9%	28.7%	0.2%	0.7%
Service	59.1%	62.5%	(3.4)%	(5.4)%
Rental and other	14.1%	21.4%	(7.3)%	(34.1)%
Total Gross Profit Margin	19.4%	18.5%	0.9%	4.9%
Gross Profit Mix
Equipment	31.8%	25.3%	6.5%	25.7%
Parts	31.3%	33.2%	(1.9)%	(5.7)%
Service	34.0%	36.7%	(2.7)%	(7.4)%
Rental and other	2.9%	4.8%	(1.9)%	(39.6)%
Total Gross Profit Mix	100.0%	100.0%

Gross profit for the first quarter of fiscal 2019 decreased 2.8% as compared to the same period last year. Gross profit margins increased from 18.5% for the first quarter of fiscal 2018 to 19.4% for the first quarter of fiscal 2019. The decrease in gross profit was primarily the result of decreased revenue. The improvement in gross profit margin was mainly due to higher gross profit margins on equipment revenue.
Our company-wide absorption increased to 74.3% for the first quarter of fiscal 2019 compared to 73.1% during the same period last year as our decrease in gross profit from parts, service and rental and other in fiscal 2019 was more than offset by a reduction in our fixed operating costs and floorplan interest expense.
Operating Expenses

	Three Months Ended April 30,		Increase/	Percent
	2018	2017	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$46,727	$51,987	$(5,260)	(10.1)%
Operating Expenses as a Percentage of Revenue	19.1%	19.6%	(0.5)%	(2.6)%
Our operating expenses in the first quarter of fiscal 2019 decreased $5.3 million as compared to the first quarter of fiscal 2018 and operating expenses as a percentage of revenue decreased slightly in the first quarter of fiscal 2019 as compared to the same period last year. These decreases are primarily the result of cost savings arising from our Fiscal 2018 Restructuring Plan, partially offset by an increase in our International segment operating expenses resulting from the continued build-out of our footprint and presence in our European markets.
Restructuring Costs

	Three Months Ended April 30,		Increase/	Percent
	2018	2017	(Decrease)	Change
	(dollars in thousands)
Restructuring Costs	$—	$2,344	$(2,344)	n/m

The restructuring costs recognized in the first quarter of fiscal 2018 were charges recognized in connection with our Fiscal 2018 Restructuring Plan and included accrued charges for lease terminations and remaining lease obligations, termination benefits, and the costs associated with relocating certain assets of our closed stores.
Other Income (Expense)

	Three Months Ended April 30,		Increase/	Percent
	2018	2017	(Decrease)	Change
	(dollars in thousands)
Interest income and other income	$385	$778	$(393)	(50.5)%
Floorplan interest expense	(1,350)	(2,656)	(1,306)	(49.2)%
Other interest expense	(2,031)	(2,120)	(89)	(4.2)%
The decrease in floorplan interest expense for the first quarter of fiscal 2019 as compared to the first quarter of fiscal 2018 was primarily due to a lower level of interest-bearing inventory in the first quarter of fiscal 2019. In addition, floorplan interest expense for the first quarter of fiscal 2018 included $0.6 million of expense resulting from the termination and reclassification of accumulated losses on our interest rate swap instrument.
Benefit from Income Taxes

	Three Months Ended April 30,		Increase/	Percent
	2018	2017	(Decrease)	Change
	(dollars in thousands)
Benefit from Income Taxes	$(551)	$(3,478)	$(2,927)	(84.2)%

Our effective tax rate was 25.5% for the first quarter of fiscal 2019 and 37.0% for the first quarter of fiscal 2018. The decrease in our effective tax rate is primarily due to the impact of the Tax Cuts and Jobs Act (the "Tax Act") enacted in December 2017. The Tax Act, among other things, reduced the U.S. federal corporate tax rate from 35% to 21%. Our effective tax rate is also subject to variability due to a change in mix of our domestic and foreign income or loss before income taxes in relation to our total income or loss before income taxes, and the impact of valuation allowances recognized for deferred tax assets in certain of our domestic and international jurisdictions.
Segment Results
Certain financial information for our Agriculture, Construction and International business segments is set forth below. “Shared Resources” in the table below refers to the various unallocated income/(expense) items that we have retained at the general corporate level. Revenue between segments is immaterial.

	Three Months Ended April 30,		Increase/	Percent
	2018	2017	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$142,870	$163,625	$(20,755)	(12.7)%
Construction	62,091	63,420	(1,329)	(2.1)%
International	40,717	37,073	3,644	9.8%
Total	$245,678	$264,118	$(18,440)	(7.0)%

Income (Loss) Before Income Taxes
Agriculture	$1,323	$(3,897)	$5,220	133.9%
Construction	(2,897)	(2,633)	(264)	(10.0)%
International	(87)	595	(682)	(114.6)%
Segment income (loss) before income taxes	(1,661)	(5,935)	4,274	72.0%
Shared Resources	(504)	(3,475)	2,971	85.5%
Total	$(2,165)	$(9,410)	$7,245	77.0%

Agriculture
Agriculture segment revenue for the first quarter of fiscal 2019 decreased 12.7% compared to the first quarter of fiscal 2018. The decrease in segment revenue was due to the decrease in store count resulting from our Fiscal 2018 Restructuring Plan and a same-store sales decrease of 7.9% compared to the first quarter of fiscal 2018. The decrease in same-store sales was the result of decreased equipment, parts and service revenues and was primarily the result of soft customer demand with a prolonged winter season in certain of our markets contributing to this decreased demand.
Agriculture segment income before income taxes was $1.3 million for the first quarter of fiscal 2019 compared to a $3.9 million loss before income taxes for the first quarter of fiscal 2018. The increased segment income before income taxes was largely the result of increased gross profit margins on equipment revenues offsetting the impact of lower total revenues, operating expense savings as a result of our Fiscal 2018 Restructuring Plan, a lack of restructuring charges recognized in the first quarter of fiscal 2019, as well as a decrease in floorplan interest expense as the result of a decrease in our interest-bearing inventory in the first quarter of fiscal 2019.
Construction
Construction segment revenue for the first quarter of fiscal 2019 decreased 2.1% compared to the first quarter of fiscal 2018.
Our Construction segment loss before income taxes was $2.9 million for the first quarter of fiscal 2019 compared to $2.6 million for the first quarter of fiscal 2018. The slight decrease in segment results was primarily due to a decrease in segment revenues and gross profit but substantially offset by reduced floorplan and other interest expense due to a reduced level of interest-bearing inventory and rental fleet in the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018. The dollar utilization of our rental fleet decreased from 19.3% in the first quarter of fiscal 2018 to 18.3% in the first quarter of fiscal 2019 reflecting the soft rental demand in the first quarter of fiscal 2019.
International
International segment revenue for the first quarter of fiscal 2019 increased 9.8% compared to the first quarter of fiscal 2018 primarily due to increased equipment revenue. Equipment revenue increased in the first quarter of fiscal 2019 primarily due to the build-out of our footprint, the continued availability of subvention funds and strong calendar year 2017 crop yields in certain of our markets.
Our International segment loss before income taxes was $0.1 million for the first quarter of fiscal 2019 compared to $0.6 million for the same period last year. The decrease in segment results was primarily due to the increase in operating expenses resulting from the continued build-out of our footprint and presence in our European markets.
Shared Resources/Eliminations
We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate most of these net expenses to our segments. Since these allocations are set early in the year, and a portion is planned to be unallocated, unallocated balances may occur. Shared Resource loss before income taxes was $0.5 million for the first quarter of fiscal 2019 compared to loss before income taxes of $3.5 million for the same period last year. For the first quarter of fiscal 2018, loss before income taxes was impacted by $0.8 million in restructuring costs related to the Fiscal 2018 Restructuring Plan and $0.6 million in floorplan interest expense related to the termination and reclassification of our interest rate swap.
Non-GAAP Financial Measures
To supplement net income (loss) and our diluted earnings (loss) per share ("Diluted EPS"), both GAAP measures, we present adjusted net income (loss) and adjusted Diluted EPS, both non-GAAP measures, which exclude gains or losses on repurchases of senior convertible notes, costs associated with our restructuring activities and the reclassification of accumulated losses on our interest rate swap. We believe that the presentation of adjusted net income (loss) and adjusted Diluted EPS is relevant and useful to our management and investors because it provides a measurement of earnings on activities that we consider to occur in the ordinary course of our business. Adjusted net income (loss) and adjusted Diluted EPS should be evaluated in addition to, and not considered a substitute for, or superior to, the most comparable GAAP measure. In addition, other companies may calculate these non-GAAP measures in a different manner, which may hinder comparability of our adjusted results with those of other companies.

The following tables reconcile (i) net income (loss), a GAAP measure, to adjusted net income (loss) and (ii) Diluted EPS, a GAAP measure, to adjusted Diluted EPS:

	Three Months Ended April 30,
	2018	2017
	(dollars in thousands, except per share data)
Net Income (Loss)
Net Income (Loss)	$(1,614)	$(5,932)
Adjustments
Gain on Repurchase of Senior Convertible Notes	—	(40)
Restructuring Costs	—	2,344
Interest Rate Swap Termination & Reclassification	—	631
Total Pre-Tax Adjustments	—	2,935
Less: Tax Effect of Adjustments (1)	—	1,174
Total Adjustments	—	1,761
Adjusted Net Income (Loss)	$(1,614)	$(4,171)

Diluted EPS
Diluted EPS	$(0.07)	$(0.27)
Adjustments (2)
Gain on Repurchase of Senior Convertible Notes	—	—
Restructuring Costs	—	0.11
Interest Rate Swap Termination & Reclassification	—	0.03
Total Pre-Tax Adjustments	—	0.14
Less: Tax Effect of Adjustments (1)	—	0.06
Total Adjustments	—	0.08
Adjusted Diluted EPS	$(0.07)	$(0.19)
(1) As all adjustments relate to the three month period ended April 30, 2017 and to our U.S. operations, the tax effect of adjustments was calculated using a 40% tax rate that was determined based on a 35% federal statutory rate and a blended state statutory rate of 5%.
(2) Adjustments are net of amounts allocated to participating securities.

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
Equipment Inventory and Floorplan Payable Credit Facilities
As of April 30, 2018, the Company had discretionary floorplan payable lines of credit for equipment purchases totaling approximately $629.4 million, which included a $140.0 million floorplan payable line under the Wells Fargo Credit Agreement, a $350.0 million credit facility with CNH Industrial Capital, a $30.0 million credit facility with DLL Finance and the U.S. dollar equivalent of $109.4 million in credit facilities related to our foreign subsidiaries. Floorplan payables relating to these credit facilities totaled approximately $299.3 million of the total floorplan payable balance of $320.9 million outstanding as of April 30, 2018.
Our Wells Fargo Credit Agreement includes a maturity testing date of February 1, 2019, a date that is three months prior to the scheduled maturity date of the Company's outstanding senior convertible notes. The maturity date for the Wells Fargo Credit Agreement will be October 28, 2020 so long as (i) the Company's fixed charge coverage ratio for the 12 month period ending December 31, 2018 is at least 1.1 to 1.0 and (ii) a liquidity test, requiring that the Company have unrestricted cash on hand plus excess borrowing availability under the Wells Fargo Credit Agreement (on a pro-forma basis reflecting the Company's repayment in full of its outstanding senior convertible notes) in an amount that is greater than 20% of the maximum credit amount under the facility, are met on February 1, 2019. If both financial tests are not satisfied on February 1, 2019, the Wells Fargo Credit Agreement will immediately mature and all amounts outstanding become immediately due and payable in full. The Company anticipates, based on our current modeling projections, that these financial tests will be satisfied on February 1, 2019.
Our equipment inventory turnover was 1.7 for the four quarters ended April 30, 2018 compared to 1.5 for the four quarters ended April 30, 2017. The improvement in our equipment inventory turnover was driven by a decrease in our average equipment inventory over the four quarter period ended April 30, 2018 versus our average equipment inventory over the four quarter period ended April 30, 2017. Our equity in equipment inventory, which reflects the portion of our equipment inventory balance that is not financed by floorplan payables, decreased to 27.8% as of April 30, 2018 from 38.2% as of January 31, 2018.
Senior Convertible Notes
The Company's senior convertible notes mature on May 1, 2019, unless purchased earlier by the Company, redeemed or converted. The outstanding principal balance of senior convertible notes as of April 30, 2018 was $65.6 million. The Company expects to have sufficient available cash and sufficient available borrowing capacity under its various floorplan payable and other credit facilities to satisfy the principal balance of our senior convertible notes on the May 1, 2019 maturity date.
Adequacy of Capital Resources
Our primary uses of cash have been to fund our operating activities, including the purchase of inventories and providing for other working capital needs, meeting our debt service requirements, making payments due under our various leasing arrangements, funding capital expenditures, including rental fleet assets, and, from time to time, opportunistically repurchasing our outstanding senior convertible notes. Based on our current operational performance, we believe our cash flow from operations, available cash and available borrowing capacity under our existing credit facilities will adequately provide our liquidity needs for, at a minimum, the next 12 months. Our main financing arrangements, under which we had discretionary floorplan lines of credit totaling approximately $629.4 million as of April 30, 2018, are described in Note 6 of the notes to our consolidated financial statements. As of April 30, 2018, we were in compliance with the financial covenants under our credit agreements, and we were not subject to the fixed charge coverage ratio covenant under the Wells Fargo Credit Agreement as our adjusted excess availability plus eligible cash collateral (as defined therein) was not less than 15% of the total amount of the credit facility as of April 30, 2018. While not expected to occur, if anticipated operating results create the likelihood of a future covenant violation, we would expect to work with our lenders on an appropriate modification or amendment to our financing arrangements.

Cash Flow
Cash Flow Provided By (Used For) Operating Activities
Net cash used for operating activities was $27.0 million for the first quarter of fiscal 2019, compared to net cash provided by operating activities of $40.9 million for the first quarter of fiscal 2018. Net cash used for operating activities for the first quarter of fiscal 2019 was primarily the result of cash used for seasonal stocking of inventory, net of manufacturer floorplan payable financing. Net cash provided by operating activities for the first quarter of fiscal 2018 was primarily attributable to a changing mix of manufacturer versus non-manufacturer floorplan financing.
We evaluate our cash flow from operating activities net of all floorplan activity and maintaining a constant level of equity in our equipment inventory. Taking these adjustments into account, our adjusted cash flow used for operating activities was $25.6 million and $6.8 million for the first quarters of fiscal 2019 and fiscal 2018. The additional adjusted cash flow used for operating activities for the first quarter of fiscal 2019 is primarily the result of a higher stocking of new equipment inventories in the first quarter of fiscal 2019 as compared to the first quarter of fiscal 2018. See the Adjusted Cash Flow Reconciliation below for a reconciliation of adjusted cash flow used for operating activities to the GAAP measure of cash flow provided by operating activities.
Cash Flow Used For Investing Activities
Net cash used for investing activities was $2.6 million for the first quarter of fiscal 2019, compared to $9.7 million for the first quarter of fiscal 2018. Cash used for investing activities was primarily for the purchase of rental fleet and property and equipment, net of any proceeds from the sale of property and equipment.
Cash Flow Provided By (Used For) Financing Activities
Net cash provided by financing activities was $33.4 million for the first quarter of fiscal 2019 compared to net cash used for investing activities of $28.2 million for the first quarter of fiscal 2018. For the first quarter of fiscal 2019, net cash provided by financing activities was the result of increased non-manufacturer floorplan payables, net of the repayment of all outstanding amounts under our working capital line under our Wells Fargo Credit Agreement. For the first quarter of fiscal 2018, net cash used for financing activities was the result of paying down our non-manufacturer floorplan payables, increased borrowings under our working capital line under our Wells Fargo Credit Agreement and the $19.3 million of cash used to repurchase senior convertible notes. We may, from time to time, continue to repurchase our senior convertible notes depending on prevailing market conditions, our available liquidity and other factors. These repurchases may be material to our consolidated financial statements.
Adjusted Cash Flow Reconciliation
We consider our cash flow from operating activities to include all equipment inventory financing activity regardless of whether we obtain the financing from a manufacturer or other source. GAAP requires the cash flows associated with non-manufacturer floorplan payables to be recognized as financing cash flows in the consolidated statement of cash flows. We consider equipment inventory financing with both manufacturers and other sources to be part of the normal operations of our business. We also evaluate our cash flow from operating activities by assuming a constant level of equity in our equipment inventory. Our equity in our equipment inventory reflects the portion of our equipment inventory balance that is not financed by floorplan payables. Our adjustment to maintain a constant level of equity in our equipment inventory is equal to the difference between our actual level of equity in equipment inventory at each period-end as presented in the consolidated balance sheets compared to the actual level of equity in equipment inventory at the beginning of the fiscal year. We refer to this measure of cash flow as Adjusted Cash Flow.
Our equity in equipment inventory decreased to 27.8% as of April 30, 2018 from 38.2% as of January 31, 2018, and decreased to 35.5% as of April 30, 2017 from 41.7% as of January 31, 2017.
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

	Net Cash Provided by (Used for) Operating Activities		Net Cash Provided by (Used for) Financing Activities
	Three Months Ended April 30, 2018	Three Months Ended April 30, 2017	Three Months Ended April 30, 2018	Three Months Ended April 30, 2017
	(in thousands)		(in thousands)
Cash Flow, As Reported	$(27,026)	$40,932	$33,350	$(28,167)
Adjustment for Non-Manufacturer Floorplan Net Payments	47,376	(25,484)	(47,376)	25,484
Adjustment for Constant Equity in Equipment Inventory	(45,998)	(22,226)	—	—
Adjusted Cash Flow	$(25,648)	$(6,778)	$(14,026)	$(2,683)
Certain Information Concerning Off-Balance Sheet Arrangements
As of April 30, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. In the normal course of our business activities, we lease real estate, vehicles and equipment under operating leases.
FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Forward-looking statements are contained in this Quarterly Report on Form 10-Q, including in “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations,” as well as in our Annual Report on Form 10-K for the year ended January 31, 2018, and in other materials filed or to be filed by the Company with the Securities and Exchange Commission (and included in oral statements or other written statements made or to be made by the Company).
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
Interest Rate Risk
Exposure to changes in interest rates results from borrowing activities used to fund operations. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. We have both fixed and floating rate financing. Some of our floating rate credit facilities contain minimum rates of interest to be charged. Based upon our interest-bearing balances and interest rates as of April 30, 2018, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $1.5 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $1.5 million. At April 30, 2018, we had floorplan payables of $320.9 million, of which approximately $153.5 million was variable-rate floorplan payable and $167.4 million was non-interest bearing. In addition, at April 30, 2018, we had total long-term debt, including our senior convertible notes, of $84.7 million, all of which was fixed rate debt.
Foreign Currency Exchange Rate Risk
Our foreign currency exposures arise as the result of our foreign operations. We are exposed to transactional foreign currency exchange rate risk through our foreign entities’ holding assets and liabilities denominated in currencies other than their functional currency. In addition, the Company is exposed to foreign currency transaction risk as a result of certain intercompany financing transactions. The Company attempts to manage its transactional foreign currency exchange rate risk through the use of derivative financial instruments, primarily foreign exchange forward contracts, or through natural hedging instruments. Based upon balances and exchange rates as of April 30, 2018, holding other variables constant, we believe that a hypothetical 10% increase or decrease in all applicable foreign exchange rates would not have a material impact on our results of operations or cash flows. As of April 30, 2018, our Ukrainian subsidiary had $5.0 million of net monetary assets denominated in Ukrainian hryvnia ("UAH"). We have attempted to minimize our net monetary asset position in Ukraine through reducing overall asset levels in Ukraine and through borrowing in UAH which serves as a natural hedging instrument offsetting our net UAH denominated assets. At certain times, currency and payment controls imposed by the National Bank of Ukraine have limited our ability to manage our net monetary asset position. While the UAH remained relatively stable in fiscal 2018 and thus far in fiscal 2019, an escalation of political tensions or economic instability could lead to further, significant UAH devaluations which could have a material impact on our results of operations and cash flows.
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
ITEM 1A.             RISK FACTORS
In addition to the other information set forth in this Quarterly Report, including the important information in “Forward-Looking Statements,” you should carefully consider the “Risk Factors” discussed in our Form 10-K for the year ended January 31, 2018, as supplemented in our Form 10-Q for the quarterly period ended April 30, 2018, as filed with the Securities and Exchange Commission. Those factors, if they were to occur, could cause our actual results to differ materially from those expressed in our forward-looking statements in this report, and may materially adversely affect our financial condition or future results. Although we are not aware of any other factors, aside from those discussed in our Form 10-K, that we currently anticipate will cause our forward-looking statements to differ materially from our future actual results, or materially affect the Company’s financial condition or future results, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition and/or operating results.
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

10.8.7
Amendment dated May 31, 2018 to the Amended and Restated Wholesale Floor Plan Credit Facility and Security Agreement dated November 13, 2007 by and between the registrant and CNH Industrial Capital America LLC.

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

101
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended April 30, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	June 7, 2018
TITAN MACHINERY INC.

		By	/s/ Mark Kalvoda
Mark Kalvoda
Chief Financial Officer
(Principal Financial Officer)