Form 10-Q
period 2018-07-31
Titan Machinery Inc.
filed 2018-09-06
CIK 1409171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

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

As of August 31, 2018, 22,218,146 shares of Common Stock, $0.00001 par value, of the registrant were outstanding.

TITAN MACHINERY INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. — FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

TITAN MACHINERY INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)

	July 31, 2018	January 31, 2018
Assets
Current Assets
Cash	$49,673	$53,396
Receivables, net of allowance for doubtful accounts	78,411	60,672
Inventories	547,062	472,467
Prepaid expenses and other	11,149	12,611
Total current assets	686,295	599,146
Noncurrent Assets
Intangible assets, net of accumulated amortization	5,361	5,193
Property and equipment, net of accumulated depreciation	143,575	151,047
Deferred income taxes	2,785	3,472
Other	1,433	1,450
Total noncurrent assets	153,154	161,162
Total Assets	$839,449	$760,308

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$18,721	$15,136
Floorplan payable	365,634	247,392
Senior convertible notes	44,444	—
Current maturities of long-term debt	1,974	1,574
Deferred revenue	22,731	32,324
Accrued expenses and other	26,811	31,863
Total current liabilities	480,315	328,289
Long-Term Liabilities
Senior convertible notes	—	62,819
Long-term debt, less current maturities	22,419	34,578
Deferred income taxes	2,492	2,275
Other long-term liabilities	8,268	10,492
Total long-term liabilities	33,179	110,164
Commitments and Contingencies
Stockholders' Equity
Common stock, par value $.00001 per share, 45,000 shares authorized; 22,218 shares issued and outstanding at July 31, 2018; 22,102 shares issued and outstanding at January 31, 2018	—	—
Additional paid-in-capital	247,149	246,509
Retained earnings	80,613	77,046
Accumulated other comprehensive loss	(1,807)	(1,700)
Total stockholders' equity	325,955	321,855
Total Liabilities and Stockholders' Equity	$839,449	$760,308
 See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Revenue
Equipment	$192,721	$167,881	$349,625	$335,796
Parts	59,998	55,580	111,533	112,163
Service	31,271	30,509	58,627	59,275
Rental and other	15,901	14,901	25,784	25,755
Total Revenue	299,891	268,871	545,569	532,989
Cost of Revenue
Equipment	174,472	154,729	316,239	310,246
Parts	42,544	39,103	79,202	79,460
Service	11,432	11,444	22,634	22,238
Rental and other	12,542	10,788	21,035	19,319
Total Cost of Revenue	240,990	216,064	439,110	431,263
Gross Profit	58,901	52,807	106,459	101,726
Operating Expenses	47,633	50,523	94,360	102,510
Impairment of Long-Lived Assets	156	—	156	—
Restructuring Costs	565	5,549	565	7,893
Income (Loss) from Operations	10,547	(3,265)	11,378	(8,677)
Other Income (Expense)
Interest income and other income	1,462	682	1,846	1,460
Floorplan interest expense	(1,727)	(2,163)	(3,077)	(4,819)
Other interest expense	(2,490)	(2,464)	(4,520)	(4,584)
Income (Loss) Before Income Taxes	7,792	(7,210)	5,627	(16,620)
Provision for (Benefit from) Income Taxes	2,612	(2,024)	2,061	(5,502)
Net Income (Loss)	$5,180	$(5,186)	$3,566	$(11,118)

Earnings (Loss) per Share:
Basic	$0.23	$(0.24)	$0.16	$(0.51)
Diluted	$0.23	$(0.24)	$0.16	$(0.51)

Weighted Average Common Shares:
Basic	21,826	21,546	21,781	21,461
Diluted	21,831	21,546	21,788	21,461

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Net Income (Loss)	$5,180	$(5,186)	$3,566	$(11,118)
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(1,408)	930	(107)	1,391
Unrealized gain on interest rate swap cash flow hedge derivative instrument, net of tax expense of $19 for the six months ended July 31, 2017	—	—	—	29
Reclassification of loss on interest rate swap cash flow hedge derivative instrument included in net income (loss), net of tax benefit of $68 for the three months ended July 31, 2017 and $394 for the six months ended July 31, 2017	—	104	—	592
Total Other Comprehensive Income (Loss)	(1,408)	1,034	(107)	2,012
Comprehensive Income (Loss)	3,772	(4,152)	$3,459	$(9,106)

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended July 31,
	2018	2017
Operating Activities
Net income (loss)	$3,566	$(11,118)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
Depreciation and amortization	11,447	12,268
Impairment	156	—
Deferred income taxes	891	(4,927)
Stock-based compensation expense	1,249	1,732
Noncash interest expense	1,430	2,139
Loss (gain) on repurchase of senior convertible notes	615	(40)
Other, net	837	(1,865)
Changes in assets and liabilities
Receivables, prepaid expenses and other assets	(16,117)	(2,340)
Inventories	(73,915)	(31,981)
Manufacturer floorplan payable	69,225	107,833
Accounts payable, customer deposits, accrued expenses and other and other long-term liabilities	(13,277)	(4,562)
Income taxes	(194)	(262)
Net Cash Provided by (Used for) Operating Activities	(14,087)	66,877
Investing Activities
Rental fleet purchases	(3,145)	(10,222)
Property and equipment purchases (excluding rental fleet)	(2,609)	(7,472)
Proceeds from sale of property and equipment	614	2,253
Other, net	(169)	78
Net Cash Used for Investing Activities	(5,309)	(15,363)
Financing Activities
Net change in non-manufacturer floorplan payable	50,422	(38,030)
Repurchase of senior convertible notes	(20,025)	(19,340)
Proceeds from long-term debt borrowings	—	33,000
Principal payments on long-term debt	(14,062)	(22,722)
Other, net	(618)	(482)
Net Cash Provided by (Used for) Financing Activities	15,717	(47,574)
Effect of Exchange Rate Changes on Cash	(44)	435
Net Change in Cash	(3,723)	4,375
Cash at Beginning of Period	53,396	53,151
Cash at End of Period	$49,673	$57,526
Supplemental Disclosures of Cash Flow Information
Cash paid during the period
Income taxes, net of refunds	$1,145	$3
Interest	$5,442	$7,240
Supplemental Disclosures of Noncash Investing and Financing Activities
Net property and equipment financed with long-term debt, capital leases, accounts payable and accrued expenses and other	$2,310	$1,262
Net transfer of assets from property and equipment to inventories	$2,715	$1,905

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The quarterly operating results for Titan Machinery Inc. (the “Company”) are subject to fluctuation due to varying weather patterns, which may impact the timing and amount of equipment purchases, rentals, and after-sales parts and service purchases by the Company’s Agriculture, Construction and International customers. Therefore, operating results for the six-month period ended July 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2019. The information contained in the consolidated balance sheet as of January 31, 2018 was derived from the audited consolidated financial statements for the Company for the fiscal year then ended. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2018 as filed with the SEC.
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
Earnings (Loss) Per Share (“EPS”)
The Company uses the two-class method to calculate basic and diluted EPS. Unvested restricted stock awards are considered participating securities because they entitle holders to non-forfeitable rights to dividends during the vesting term. Under the two-class method, basic EPS was computed by dividing net income (loss) attributable to Titan Machinery Inc. after allocation of net income to participating securities by the weighted-average number of shares of common stock outstanding during the relevant period. In the event of a net loss, no amount of the loss is allocated to the participating securities as they do not share in the losses of the Company.
Diluted EPS was computed by dividing net income (loss) attributable to Titan Machinery Inc. after allocation of net income to participating securities by the weighted-average shares of common stock outstanding after adjusting for potential dilution related to the conversion of all dilutive securities into common stock. All potentially dilutive securities were included in the computation of diluted EPS. All anti-dilutive securities were excluded from the computation of diluted EPS.

The following table sets forth the calculation of basic and diluted EPS:

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
	(in thousands, except per share data)
Numerator:
Net income (loss)	$5,180	$(5,186)	$3,566	$(11,118)
Income allocated to participating securities	(80)	—	(57)	—
Net income (loss) attributable to Titan Machinery Inc. common stockholders	$5,100	$(5,186)	$3,509	$(11,118)
Denominator:
Basic weighted-average common shares outstanding	21,826	21,546	21,781	21,461
Plus: incremental shares from assumed exercises of stock options and vesting of restricted stock units	5	—	7	—
Diluted weighted-average common shares outstanding	21,831	21,546	21,788	21,461

Earnings (Loss) Per Share:
Basic	$0.23	$(0.24)	$0.16	$(0.51)
Diluted	$0.23	$(0.24)	$0.16	$(0.51)

Anti-dilutive shares excluded from diluted weighted-average common shares outstanding:
Stock options and restricted stock units	53	133	53	143
Shares underlying senior convertible notes	1,057	1,748	1,057	1,748
Recent Accounting Guidance
Accounting guidance adopted
In May 2014, the FASB issued authoritative guidance on accounting for revenue recognition, codified in Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers. This guidance is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.
The Company adopted ASC 606 as of February 1, 2018 using the modified retrospective method of adoption. Results for reporting periods beginning after February 1, 2018 are presented under the guidelines of ASC 606, while prior period amounts have not been adjusted and continue to be reported under the accounting standards in effect for those periods. Upon adoption of ASC 606, the Company did not recognize a cumulative effect adjustment of initially applying the standard as no material adjustments to contracts not completed as of the date of adoption were identified. The adoption of ASC 606 did not materially impact the amount of revenue recognized or any other financial statement line item as of and for the three and six months ended July 31, 2018. The Company has included the additional disclosures required under ASC 606 in Notes 2, 3 and 7.
Accounting guidance not yet adopted
In February 2016, the FASB amended authoritative guidance on leases, codified in ASC 842, Leases. The amended guidance requires lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. The new standard also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued additional authoritative guidance providing companies with a new prospective transition method to apply the provisions of this guidance. The Company will elect this transition method applying the new lease standard on a prospective basis at the adoption date and recognize any cumulative-effect adjustments to the opening balance of retained earnings in the period of adoption. Prior period amounts will not be adjusted and will continue to be reported under the accounting standards in effect for those periods. The Company will adopt the new standard on February 1, 2019, and expects to elect the package of practical expedients afforded under the guidance. The practical expedient package applies to leases that commenced prior to adoption of the new standard and permits an entity not to: 1) reassess whether existing or expired contracts are or contain a lease, 2) reassess the lease classification, and 3) reassess any initial direct costs for any existing leases. We continue to evaluate if we will elect the use of hindsight to determine the lease term. Our implementation efforts to date have consisted of identifying the Company's lease population, selecting a lease software to implement that will assist with the reporting and disclosure requirements under the standard and abstracting and validating our lease information.
While we continue to evaluate this standard, we anticipate this standard will have a material impact on our consolidated balance sheets due to the capitalization of a right-of-use asset and lease liability associated with our current operating leases in which we are the lessee, but we do not believe it will have a material impact on our consolidated statements of operations or cash flows. Our rental fleet and equipment inventory rental activities in which we are the lessor in the transaction are also subject to ASC 842. While our evaluation of the impact of this standard on our rental transactions is ongoing, we do not believe the standard will have a material impact on our consolidated balance sheets, statements of operations or cash flows for such transactions.
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
NOTE 2 - REVENUE
Revenues are recognized when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration we expect to collect in exchange for those goods or services. Sales, value added and other taxes collected from our customers concurrent with our revenue activities are excluded from revenue.
The following tables presents our revenue disaggregated by revenue source and segment:

	Three Months Ended July 31, 2018
	Agriculture	Construction	International	Total
	(in thousands)
Equipment	$94,231	$42,168	$56,322	$192,721
Parts	35,796	14,482	9,720	59,998
Service	20,486	9,699	1,086	31,271
Other	1,463	216	74	1,753
Revenue from contracts with customers	151,976	66,565	67,202	285,743
Rental	837	12,680	631	14,148
Total revenues	$152,813	$79,245	$67,833	$299,891

	Six Months Ended July 31, 2018
	Agriculture	Construction	International	Total
	(in thousands)
Equipment	$185,229	$74,454	$89,942	$349,625
Parts	67,979	27,676	15,878	111,533
Service	38,697	18,165	1,765	58,627
Other	2,716	389	108	3,213
Revenue from contracts with customers	294,621	120,684	107,693	522,998
Rental	1,063	20,652	856	22,571
Total revenues	$295,684	$141,336	$108,549	$545,569

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
Unbilled Receivables and Deferred Revenue
Unbilled receivables amounted to $14.5 million and $11.0 million as of July 31, 2018 and January 31, 2018. The increase in unbilled receivables is primarily the result of a seasonal increase in the volume of our service transactions in which we recognize revenue as our work is performed and prior to customer invoicing.
Deferred revenue from contracts with customers amounted to $21.1 million and $30.1 million as of July 31, 2018 and January 31, 2018. Our deferred revenue most often increases in the fourth quarter of each fiscal year due to a higher level of customer down payments or prepayments and longer time periods between customer payment and delivery of the equipment asset, and the related recognition of equipment revenue, prior to its seasonal use. During the three and six months ended July 31, 2018, the Company recognized $9.8 million and $27.0 million of revenue that was included in the deferred revenue balance as of January 31, 2018.
No material amount of revenue was recognized during the three or six months ended July 31, 2018 from performance obligations satisfied in previous periods. The Company has elected as a practical expedient to not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of service of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. The contracts for which the practical expedient has been applied include (i) equipment revenue transactions, which do not have a stated contractual term, but are short-term in nature, and (ii) service revenue transactions, which also do not have a stated contractual term but are generally completed within 30 days and for such contracts we recognize revenue over time at the amount to which we have the right to invoice for services completed to date.
NOTE 3 - RECEIVABLES

	July 31, 2018	January 31, 2018
	(in thousands)
Trade and unbilled receivables from contracts with customers
Trade receivables due from customers	$35,071	$25,396
Trade receivables due from finance companies	13,682	8,901
Unbilled receivables	14,492	10,967
Trade and unbilled receivables from rental contracts
Trade receivables	7,978	7,571
Unbilled receivables	1,458	847
Other receivables
Due from manufacturers	8,404	8,805
Other	472	1,136
Total receivables	81,557	63,623
Less allowance for doubtful accounts	(3,146)	(2,951)
Receivables, net of allowance for doubtful accounts	$78,411	$60,672
The Company recognized impairment losses on receivables arising from contracts with customers for the three and six months ended July 31, 2018 of $0.2 million and $0.3 million. Impairment losses on receivables arising from other contracts amounted to $0.1 million and $0.2 million for the three and six months ended July 31, 2018.

NOTE 4 - INVENTORIES

	July 31, 2018	January 31, 2018
	(in thousands)
New equipment	$346,145	$258,559
Used equipment	127,644	141,450
Parts and attachments	71,373	71,110
Work in process	1,900	1,348
	$547,062	$472,467
NOTE 5 - PROPERTY AND EQUIPMENT

	July 31, 2018	January 31, 2018
	(in thousands)
Rental fleet equipment	$119,065	$123,430
Machinery and equipment	22,123	22,025
Vehicles	39,296	37,741
Furniture and fixtures	39,911	39,851
Land, buildings, and leasehold improvements	62,985	62,243
	283,380	285,290
Less accumulated depreciation	(139,805)	(134,243)
	$143,575	$151,047
During the three months ended July 31, 2018, the Company determined that the current period operating loss combined with historical losses and anticipated future operating losses of a specific store location was an indication that the long-lived assets of this store may not be recoverable. In light of these circumstances, the Company performed step one of the impairment analysis for this long-lived asset group, which has a combined carrying value of $0.4 million. Step one of the impairment analysis indicated that the carrying value of this long-lived asset group was not recoverable. Accordingly, the Company performed step two of the impairment analysis and estimated the fair value of these assets primarily using estimated selling prices of similar assets. Step two of the analysis indicated that an impairment charge in the amount of $0.2 million was necessary. The impairment charge was recognized within the Company's International segment.
NOTE 6 - LINES OF CREDIT / FLOORPLAN PAYABLE
Floorplan Lines of Credit
Floorplan payable balances reflect the amount owed for new equipment inventory purchased from a manufacturer and for used equipment inventory, which is primarily acquired through trade-in on equipment sales. Certain of the manufacturers from which the Company purchases new equipment inventory offer financing on these purchases, either offered directly from the manufacturer or through the manufacturers’ captive finance subsidiaries. CNH Industrial's captive finance subsidiary, CNH Industrial Capital, also provides financing of used equipment inventory. The Company also has floorplan payable balances with non-manufacturer lenders for new and used equipment inventory. Cash flows associated with manufacturer floorplan payables are reported as operating cash flows, while cash flows associated with non-manufacturer floorplan payables are reported as financing cash flows in the Company's consolidated statement of cash flows. The Company has three significant floorplan lines of credit for U.S. operations, floorplan credit facilities for its foreign subsidiaries, and other floorplan payable balances with non-manufacturer lenders and manufacturers.
As of July 31, 2018, the Company had discretionary floorplan lines of credit for equipment inventory purchases totaling $611.8 million, which includes a $140.0 million floorplan payable line of credit under our second amended and restated credit agreement with Wells Fargo (the "Wells Fargo Credit Agreement"), a $320.0 million credit facility with CNH Industrial Capital, a $30.0 million credit facility with DLL Finance and the U.S. dollar equivalent of $121.8 million in credit facilities related to our foreign subsidiaries. Floorplan payables relating to these credit facilities totaled $349.4 million of the total floorplan payable balance of $365.6 million outstanding as of July 31, 2018 and $239.2 million of the total floorplan payable balance of $247.4 million outstanding as of January 31, 2018. The remaining outstanding balances relate to equipment inventory financing from manufacturers and non-manufacturer lenders other than the lines of credit described above. As of

July 31, 2018, the interest-bearing U.S. floorplan payables carried various interest rates primarily ranging from 4.34% to 7.00%, and the foreign floorplan payables carried various interest rates primarily ranging from 0.93% to 8.08%.
As of July 31, 2018, the Company had a compensating balance arrangement under one of its foreign floorplan credit facilities, which requires a minimum cash deposit to be maintained with the lender in the amount of $5.0 million for the term of the credit facility.
Working Capital Line of Credit
As of July 31, 2018, the Company had a $60.0 million working capital line of credit under the Wells Fargo Credit Agreement. The Company had no amount and $13.0 million outstanding on this line of credit as of July 31, 2018 and January 31, 2018. As of July 31, 2018, the working capital line of credit carried an interest rate of 4.34%.
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
DLL Finance Floorplan Payable Line of Credit
In August 2018, the Company entered into an amendment to the credit facility with DLL Finance. The amendment, among other things, increased the available borrowings under this facility from $30.0 million to $45.0 million and decreased the variable interest rate on outstanding balances from three-month LIBOR plus an applicable margin of 3.5% per annum to three-month LIBOR plus an applicable margin of 3.0% per annum.
NOTE 7 - DEFERRED REVENUE

	July 31, 2018	January 31, 2018
	(in thousands)
Deferred revenue from contracts with customers	$21,126	$30,139
Deferred revenue from rental and other contracts	1,605	2,186
	$22,731	$32,324

NOTE 8 - SENIOR CONVERTIBLE NOTES
The Company’s 3.75% senior convertible notes issued on April 24, 2012 (“senior convertible notes”) consist of the following:

	July 31, 2018	January 31, 2018
	(in thousands except conversion rate and conversion price)
Principal value	$45,644	$65,644
Unamortized debt discount	(1,061)	(2,497)
Unamortized debt issuance costs	(139)	(328)
Carrying value of senior convertible notes	$44,444	$62,819

Carrying value of equity component, net of deferred taxes	$14,923	$14,923

Conversion rate (shares of common stock per $1,000 principal amount of notes)	23.1626
Conversion price (per share of common stock)	$43.17
During the six months ended July 31, 2018, the Company repurchased an aggregate of $20.0 million face value ($19.4 million carrying value) of its senior convertible notes with $20.0 million in cash. All consideration was attributed to the extinguishment of the liability and the Company recognized a pre-tax loss of $0.6 million on the repurchase. For the six months ended July 31, 2017, the Company repurchased an aggregate of $20.3 million face value ($18.8 million carrying value) of its senior convertible notes with $19.3 million in cash. Of the $19.3 million in total cash consideration, $18.7 million was attributed to the extinguishment of the liability and $0.6 million was attributed to the reacquisition of a portion of the equity component of the instrument. The Company recognized an immaterial net pre-tax gain on the extinguishment of the liability and recognized a $0.6 million after tax reduction in additional paid-in capital from the reacquisition of the equity component. In total, the Company has repurchased an aggregate of $104.4 million face value ($96.6 million carrying value) of its senior convertible notes with $95.1 million in cash. Gains and losses on repurchases are included in other interest expense in the Consolidated Statements of Operations.
The Company recognized interest expense associated with its senior convertible notes as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Cash Interest Expense
Coupon interest expense	$546	$708	$1,151	$1,491
Noncash Interest Expense
Amortization of debt discount	446	540	915	1,111
Amortization of transaction costs	59	74	123	154
	$1,051	$1,322	$2,189	$2,756
The senior convertible notes mature on May 1, 2019, unless purchased earlier by the Company, redeemed or converted. As of July 31, 2018, the unamortized debt discount will be amortized over a remaining period of nine months. As of July 31, 2018 and January 31, 2018, the if-converted value of the senior convertible notes did not exceed the principal balance. The effective interest rate of the liability component was equal to 7.3% for each of the consolidated statements of operations periods presented.

NOTE 9 - DERIVATIVE INSTRUMENTS
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
The following table sets forth the notional value of the Company's outstanding derivative instruments.

	Notional Amount as of:
	July 31, 2018	January 31, 2018
	(in thousands)
Cash flow hedges:
Interest rate swap	$—	$—
Derivatives not designated as hedging instruments:
Foreign currency contracts	24,128	14,368
As of July 31, 2018 and January 31, 2018, the fair value of the Company's outstanding derivative instruments was not material. Derivative instruments recognized as assets are recorded in prepaid expenses and other in the consolidated balance sheet, and derivative instruments recognized as liabilities are recorded in accrued expenses and other in the consolidated balance sheet.

The following table sets forth the gains and losses (before the related income tax effects) recognized in other comprehensive income (loss) ("OCI") and income (loss) related to the Company’s derivative instruments for the three and six months ended July 31, 2018 and 2017:

	Three Months Ended July 31,				Six Months Ended July 31,
	2018		2017		2018		2017
	OCI	Income (Loss)	OCI	Income (Loss)	OCI	Income (Loss)	OCI	Income (Loss)
	(in thousands)				(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate swap (a)	—	—	—	(172)	—	—	48	(986)
Derivatives Not Designated as Hedging Instruments:
Foreign currency contracts (b)	—	588	—	(988)	—	1,123	—	(1,056)
Total Derivatives	$—	$588	$—	$(1,160)	$—	$1,123	$48	$(2,042)

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
NOTE 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS
As of July 31, 2018 and January 31, 2018, the fair value of the Company's foreign currency contracts, which are either assets or liabilities measured at fair value on a recurring basis, was not material. These foreign currency contracts were valued using a discounted cash flow analysis, an income approach, utilizing readily observable market data as inputs, which is classified as a Level 2 fair value measurement.
The Company also valued an immaterial amount of long-lived assets at fair value on a non-recurring basis as of July 31, 2018 as part of its long-lived asset impairment testing. The Company estimated the fair value of these assets based on estimated sales prices of similar assets, which are unobservable Level 3 fair value inputs. In certain instances the Company estimated the fair value of certain long-lived assets to approximate zero as no future cash flows were assumed to be generated from the use of such assets and the expected sales values were deemed to be nominal.
The Company also has financial instruments that are not recorded at fair value in its consolidated financial statements. The carrying amount of cash, receivables, payables, short-term debt and other current liabilities approximates fair value because of the short maturity and/or frequent repricing of those instruments, which are Level 2 fair value inputs. Based upon current borrowing rates for similar instruments with similar maturities, which are Level 2 fair value inputs, the carrying value of long-term debt approximates the fair value as of July 31, 2018 and January 31, 2018. The following table provides details on the senior convertible notes as of July 31, 2018 and January 31, 2018. The difference between the face value and the carrying value of these notes is the result of the allocation between the debt and equity components, and unamortized debt issuance costs. Fair value of the senior convertible notes was estimated based on Level 2 fair value inputs.

	July 31, 2018			January 31, 2018
	Estimated Fair Value	Carrying Value	Face Value	Estimated Fair Value	Carrying Value	Face Value
	(in thousands)			(in thousands)
Senior convertible notes	$45,644	$44,444	$45,644	$65,000	$62,819	$65,644
NOTE 11 - SEGMENT INFORMATION AND OPERATING RESULTS
The Company has three reportable segments: Agriculture, Construction and International. Revenue between segments is immaterial. The Company retains various unallocated income/(expense) items and assets at the general corporate level, which the Company refers to as “Shared Resources” in the table below. Shared Resources assets primarily consist of cash and property and equipment.
Certain financial information for each of the Company’s business segments is set forth below.

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Revenue
Agriculture	$152,813	$138,545	$295,684	$302,170
Construction	79,245	77,890	141,336	141,310
International	67,833	52,436	108,549	89,509
Total	$299,891	$268,871	$545,569	$532,989

Income (Loss) Before Income Taxes
Agriculture	$4,960	$(6,882)	$6,283	$(10,779)
Construction	(30)	930	(2,927)	(1,703)
International	3,726	283	3,639	878
Segment income (loss) before income taxes	8,656	(5,669)	6,995	(11,604)
Shared Resources	(864)	(1,541)	(1,368)	(5,016)
Total	$7,792	$(7,210)	$5,627	$(16,620)

	July 31, 2018	January 31, 2018
	(in thousands)
Total Assets
Agriculture	$428,877	$400,017
Construction	244,101	211,154
International	172,248	126,251
Segment assets	845,226	737,422
Shared Resources	(5,777)	22,886
Total	$839,449	$760,308
NOTE 12 - RESTRUCTURING COSTS
In February 2017, to better align the Company's cost structure and business in certain markets, the Company announced a restructuring plan (the "Fiscal 2018 Restructuring Plan") to close one Construction location and 14 Agriculture locations. As of January 31, 2018, the Company had closed and fully exited all of these locations and had completed its Fiscal 2018 Restructuring Plan.
Restructuring costs associated with the Fiscal 2018 Restructuring Plan are summarized in the following table:

	Three Months Ended July 31,		Six Months Ended July 31,		Cumulative Amount
	2018	2017	2018	2017
	(in thousands)
Lease accrual and terminations costs	$565	$4,069	$565	$4,322	$6,246
Termination benefits	—	1,906	—	3,724	5,053
Impairment of fixed assets, net of gains on asset disposition	—	(565)	—	(565)	2,206
Asset relocation and other closing costs	—	139	—	412	516
	$565	$5,549	$565	$7,893	$14,021

Restructuring charges associated with the Fiscal 2018 Restructuring Plan are summarized by segment in the following table:

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
	(in thousands)
Segment
Agriculture	$233	$5,194	$233	$6,672
Construction	332	252	332	338
International	—	—	—	—
Shared Resources	—	103	—	883
Total	$565	$5,549	$565	$7,893
A reconciliation of the beginning and ending exit cost liability balance associated with the Fiscal 2018 Restructuring Plan is as follows:

	Lease Accrual & Termination Costs	Termination Benefits	Total
	(in thousands)
Balance, January 31, 2018	$5,393	$404	$5,797
Exist costs incurred and charged to expense	—	—	$—
Adjustments	653	(17)	$636
Exit costs paid	(3,293)	(387)	$(3,680)
Balance, July 31, 2018	$2,753	$—	$2,753
As of July 31, 2018 and January 31, 2018, $2.5 million and $4.8 million of the exit cost liability is included in other long-term liabilities and $0.3 million and $1.0 million are included in accrued expenses and other in the consolidated balance sheets.
In April 2018, the Company paid $3.0 million to terminate the real estate lease agreement for one of the Company's previously closed stores. The termination payment approximated the recorded lease accrual liability and therefore the impact to the consolidated statement of operations was not material. In July 2018, based on changes in circumstances, the Company revised its assumptions regarding the timing and amount of estimated future cash flows associated with its cease-use lease liabilities for certain of its closed store locations. The cumulative effect of these revised estimates resulted in the recognition of $0.6 million of additional expense, recognized as restructuring costs in the consolidated statement of operations, and a corresponding increase to the cease-use lease liability.
NOTE 13 - INCOME TAXES
Our effective tax rate was 33.5% and 36.6% for the three and six months ended July 31, 2018 compared to an effective tax rate of 28.1% and 33.1% for the three and six months ended July 31, 2017.
Our effective tax rate is impacted by the mix of domestic and foreign income or losses and the impact of the recognition of valuation allowances on our U.S. federal, state and certain of our foreign deferred tax assets, including net operating losses. Our effective tax rate is also impacted by the enactment on December 22, 2017 of the federal tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad changes to the U.S. tax code, including, among other things, to reduce the U.S. federal corporate tax rate from 35% to 21%, creates a new provision designed to tax global intangible low-taxed income ("GILTI"), creates a new limitation on deductible interest expense, and modifies the rules related to uses and limitations of net operating losses.
The Company has applied the guidance in Accounting Standards Update 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, when accounting for the enactment-date effects of the Tax Act. As of July 31, 2018, the Company has completed its evaluation of the GILTI provisions of the Tax Act. Under U.S. accounting rules, the Company is allowed to make an accounting policy election of either treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred or factoring such amounts into our measurement of deferred taxes. The Company has elected to treat future GILTI inclusions as a current period expense when incurred. The Company has included the current period estimated tax effects of GILTI within its estimated annual effective tax rate. The estimated impact of GILTI on our annual effective tax rate is based on current GILTI regulations, as regulatory guidance evolves the impact on our effective tax rate may change.
NOTE 14 - RELATED PARTY TRANSACTIONS
Effective February 1, 2017, the Company and Peter Christianson (our former President and former member of our Board of Directors), who is a brother of Tony Christianson (a member of our Board of Directors), agreed to terminate a consulting arrangement between the parties. In connection with the termination, the Company agreed to pay Mr. Peter Christianson the sum of $0.7 million, payable in two equal installments in fiscal 2018 and 2019. All unvested stock options and shares of restricted stock held by Mr. Peter Christianson will continue to vest as scheduled. As a result of the termination agreement, the Company recognized for the six months ended July 31, 2017, a total of $0.8 million in termination costs, consisting of $0.7 million for future cash payments owed to Mr. Peter Christianson and $0.1 million for unvested shares of restricted stock. These termination costs are included in restructuring costs in the consolidated statements of operations. As of July 31, 2018, all amounts owed to Mr. Peter Christianson had been paid in full.
NOTE 15 - CONTINGENCIES
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
NOTE 16 - SUBSEQUENT EVENTS
On July 2, 2018, the Company, through a newly created, wholly-owned German subsidiary, acquired all interests of two commonly-controlled companies, AGRAM Landtechnikvertrieb GmbH and AGRAM Landtechnik Rollwitz GmbH (collectively "AGRAM"), for $19.2 million in cash consideration. AGRAM consists of four Case IH agriculture dealership locations in the following cities of Germany: Altranft, Burkau, Gutzkow, and Rollwitz. Founded in 1990, AGRAM has been a successful Case IH and Steyr dealership complex, and our acquisition of these entities provides the Company the opportunity to expand our international presence into the large, well-established German market.
Following the acquisition, the legal name of AGRAM Landtechnikvertrieb GmbH was changed to Titan Machinery Deutschland GmbH ("Titan Deutschland"). The Company has filed with the German Commercial Register to merge the three German legal entities into a single entity, with Titan Deutschland remaining as the surviving entity. The Company expects the merger to be finalized by the end of fiscal 2019.
Each of the Company’s foreign subsidiaries, including its Luxembourg domiciled holding subsidiary, which is the direct owner of the newly created, wholly-owned German subsidiary created to complete the acquisition, have fiscal quarters and a fiscal year-end equal to the calendar quarterly periods and year-end. Titan Deutschland also maintains fiscal quarters and a fiscal year-end equal to the calendar periods. The quarterly and annual financial statements of all of the Company's foreign subsidiaries are consolidated into the Company’s U.S. quarterly and annual fiscal periods that end on April 30th, July 31st, October 31st and January 31st. Accordingly, this July 2, 2018 foreign acquisition is a third-quarter transaction and therefore no amounts were recognized in the consolidated financial statements for the quarter ended July 31, 2018.
The acquisition has been accounted for under the acquisition method of accounting, which requires the Company to estimate the acquisition date fair value of the assets acquired and liabilities assumed. The fair value of the consideration paid exceeded the preliminarily estimated fair value of the assets acquired and liabilities assumed, which resulted in the recognition of $0.8 million of goodwill. The recognition of goodwill arose from the acquisition of an assembled workforce and anticipated synergies within our International segment. The entire goodwill amount will be assigned to the International segment and is not expected to be deductible for income tax purposes. The Company recognized a customer relationship intangible asset in the amount of $0.1 million, which will be amortized over a three-year period, and recognized a distribution rights intangible asset in the amount of $1.8 million that is an indefinite-lived intangible asset not subject to amortization. All acquisition-related costs, which amounted to $0.2 million, have been expensed as incurred and recognized as operating expenses in the consolidated statement of operations.
Due to the limited time since the acquisition, the estimated fair values of acquired assets and assumed liabilities are provisional estimates, but are based on the best information currently available. These provisional estimates are subject to change as the Company completes all remaining steps in finalizing the purchase price allocation. The Company expects to finalize the valuation of all assets and liabilities by January 31, 2019. The preliminary allocation of the purchase price to assets acquired and liabilities assumed is as follows:

(in thousands)
Assets acquired:
Cash	$3,857
Receivables	5,341
Inventories	21,725
Prepaid expenses and other	887
Property and equipment	3,512
Intangible assets	1,944
Goodwill	765
Other	61
$38,092
Liabilities assumed:
Accounts payable	1,553
Floorplan payable	13,820
Deferred revenue	85
Accrued expenses and other	1,120
Long-term debt	1,725
Deferred income taxes	632
$18,935
Net assets acquired	$19,157

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim unaudited consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report, and the audited consolidated financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2018.
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
The agriculture industry has been experiencing challenging conditions such as low agricultural commodity prices and net farm income, which, among other things, have a negative effect on customer sentiment and our customers' ability to secure financing for their equipment purchases. Changes in actual or anticipated net farm income generally have a direct correlation with agricultural equipment purchases by farmers. In August 2018, the U.S. Department of Agriculture ("USDA") published its U.S. farm sector financial indicators. The USDA projected net farm income for calendar year 2018 to decrease 13.0% as compared to calendar year 2017 and to be approximately 25.0% below the most recent five-year average. These industry conditions have reduced demand for equipment purchases, service work and parts, resulting in decreased same-store sales, equipment revenue and equipment gross profit margin, and have caused an oversupply of equipment inventory in our geographic footprint. In addition, these agriculture industry conditions have also led to a reduction of purchases of construction equipment by customers in the agriculture industry, negatively impacting certain of our Construction stores.
Our net income was $5.2 million, or $0.23 per diluted share, for the second quarter of fiscal 2019, compared to a net loss of $5.2 million, or $0.24 per diluted share, for the second quarter of fiscal 2018. On an adjusted basis, our diluted earnings per share was $0.28 for the second quarter of fiscal 2019, compared to an adjusted diluted loss per share of $0.04 for the second quarter of fiscal 2018. See the Non-GAAP Financial Measures section below for a reconciliation of adjusted diluted earnings per share to the most comparable GAAP measure. Significant factors impacting the quarterly comparisons were:

•
Revenue increased 11.5% in the second quarter of fiscal 2019, as compared to the second quarter last year. This revenue increase was primarily the result of higher equipment sales in our Agriculture and International Segments.

•
Operating expenses decreased $2.9 million, or 5.7%, in the second quarter of fiscal 2019, as compared to the second quarter of fiscal 2018, primarily as the result of cost savings arising from our Fiscal 2018 Restructuring Plan.

•
In the second quarter of fiscal 2019, restructuring and impairment changes decreased $5.0 million, as compared to the second quarter last year, due to restructuring charges associated with our Fiscal 2018 Restructuring Plan primarily being incurred during fiscal 2018. See the Fiscal 2018 Restructuring Plan section below for further details.

•
Floorplan interest expense decreased 20.2% in the second quarter of fiscal 2019, as compared to the second quarter last year, primarily due to a decrease in our interest-bearing inventory in the second quarter of fiscal 2019.

Fiscal 2018 Restructuring Plan
In February 2017, to better align the Company's cost structure and business in certain markets, the Company announced a dealership restructuring plan (the "Fiscal 2018 Restructuring Plan") which included the closure of one Construction location and 14 Agriculture locations. As of January 31, 2018, the Company had closed and fully exited all of these locations and had completed its Fiscal 2018 Restructuring Plan. In the second quarter of fiscal 2019, the Company recognized $0.6 million of restructuring costs as the Company revised its assumptions regarding the timing and amount of estimated future cash flows associated with its cease-use lease liabilities for certain of its close store locations. The Company recognized $5.5 million and $7.9 million in restructuring charges for the three and six months ended July 31, 2017 and $10.5 million in restructuring charges during the full fiscal year ended January 31, 2018.
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

Comparative financial data for each of our four sources of revenue are expressed below.

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
	(dollars in thousands)		(dollars in thousands)
Equipment
Revenue	$192,721	$167,881	$349,625	$335,796
Cost of revenue	174,472	154,729	316,239	310,246
Gross profit	$18,249	$13,152	$33,386	$25,550
Gross profit margin	9.5%	7.8%	9.5%	7.6%
Parts
Revenue	$59,998	$55,580	$111,533	$112,163
Cost of revenue	42,544	39,103	79,202	79,460
Gross profit	$17,454	$16,477	$32,331	$32,703
Gross profit margin	29.1%	29.6%	29.0%	29.2%
Service
Revenue	$31,271	$30,509	$58,627	$59,275
Cost of revenue	11,432	11,444	22,634	22,238
Gross profit	$19,839	$19,065	$35,993	$37,037
Gross profit margin	63.4%	62.5%	61.4%	62.5%
Rental and other
Revenue	$15,901	$14,901	$25,784	$25,755
Cost of revenue	12,542	10,789	21,034	19,318
Gross profit	$3,359	$4,112	$4,750	$6,437
Gross profit margin	21.1%	27.6%	18.4%	25.0%
The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Revenue
Equipment	64.3%	62.4%	64.1%	63.0%
Parts	20.0%	20.7%	20.4%	21.0%
Service	10.4%	11.3%	10.8%	11.1%
Rental and other	5.3%	5.5%	4.7%	4.8%
Total Revenue	100.0%	100.0%	100.0%	100.0%
Total Cost of Revenue	80.4%	80.4%	80.5%	80.9%
Gross Profit Margin	19.6%	19.6%	19.5%	19.1%
Operating Expenses	15.9%	18.8%	17.3%	19.2%
Impairment of Intangible and Long-Lived Assets	0.1%	—%	—%	—%
Restructuring Costs	0.2%	2.1%	0.1%	1.5%
Income (Loss) from Operations	3.5%	(1.2)%	2.1%	(1.6)%
Other Income (Expense)	(0.9)%	(1.5)%	(1.1)%	(1.5)%
Income (Loss) Before Income Taxes	2.6%	(2.7)%	1.0%	(3.1)%
Provision for (Benefit from) Income Taxes	0.9%	(0.8)%	0.4%	(1.0)%
Net Income (Loss)	1.7%	(1.9)%	0.7%	(2.1)%

Three Months Ended July 31, 2018 Compared to Three Months Ended July 31, 2017
Consolidated Results
Revenue

	Three Months Ended July 31,		Increase/	Percent
	2018	2017	(Decrease)	Change
	(dollars in thousands)
Equipment	$192,721	$167,881	$24,840	14.8%
Parts	59,998	55,580	4,418	7.9%
Service	31,271	30,509	762	2.5%
Rental and other	15,901	14,901	1,000	6.7%
Total Revenue	$299,891	$268,871	$31,020	11.5%

The increase in revenue for the second quarter of fiscal 2019 compared to the second quarter of fiscal 2018 was the result of increased revenue from all revenue sources. Same-store sales increased 11.4% primarily as a result of an increase in equipment revenue within our Agriculture and International segments plus increased parts and service revenue within these segments resulting from the late spring planting season that shifted parts and service revenue from the first to the second quarter of fiscal 2019.
Gross Profit

	Three Months Ended July 31,		Increase/	Percent
	2018	2017	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$18,249	$13,152	$5,097	38.8%
Parts	17,454	16,477	977	5.9%
Service	19,839	19,065	774	4.1%
Rental and other	3,359	4,112	(753)	(18.3)%
Total Gross Profit	$58,901	$52,806	$6,095	11.5%
Gross Profit Margin
Equipment	9.5%	7.8%	1.7%	21.8%
Parts	29.1%	29.6%	(0.5)%	(1.7)%
Service	63.4%	62.5%	0.9%	1.4%
Rental and other	21.1%	27.6%	(6.5)%	(23.6)%
Total Gross Profit Margin	19.6%	19.6%	—%	—%
Gross Profit Mix
Equipment	31.0%	24.9%	6.1%	24.5%
Parts	29.6%	31.2%	(1.6)%	(5.1)%
Service	33.7%	36.1%	(2.4)%	(6.6)%
Rental and other	5.7%	7.8%	(2.1)%	(26.9)%
Total Gross Profit Mix	100.0%	100.0%

Gross profit for the second quarter of fiscal 2019 increased 11.5% as compared to the same period last year. Gross profit margins remained flat at 19.6% with the comparable period last year. The increase in gross profit was the result of increased revenue. Our gross profit margin remained flat as the effect of higher equipment gross profit margins was offset by lower rental and other gross profit margins and a change in gross profit mix with more revenue resulting from our lower margin equipment sales compared to our parts, service and rental and other revenues.

Our company-wide absorption rate increased to 88.6% for the second quarter of fiscal 2019 compared to 80.1% during the same period last year primarily due to increased gross profit from parts and service and a reduction in our fixed operating costs and floorplan interest expense.
Operating Expenses

	Three Months Ended July 31,		Increase/	Percent
	2018	2017	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$47,633	$50,523	$(2,890)	5.7%
Operating Expenses as a Percentage of Revenue	15.9%	18.8%	(2.9)%	15.4%
Our operating expenses in the second quarter of fiscal 2019 decreased $2.9 million as compared to the second quarter of fiscal 2018 and operating expenses as a percentage of revenue improved to 15.9% in the second quarter of fiscal 2019 from 18.8% in the second quarter of fiscal 2018. These decreases are primarily the result of cost savings arising from our Fiscal 2018 Restructuring Plan and the impact of operating expense leverage in the quarter resulting from higher second quarter fiscal 2019 sales volumes, partially offset by an increase in our International segment operating expenses resulting from the continued build-out of our footprint and presence in our European markets.
Restructuring Costs

	Three Months Ended July 31,		Increase/	Percent
	2018	2017	(Decrease)	Change
	(dollars in thousands)
Impairment of Long-Lived Assets	$156	$—	$156	n/m
Restructuring Costs	565	5,549	(4,984)	90.0%
Restructuring costs of $0.6 million were recognized in the second quarter of fiscal 2019 related to the Company's revised assumptions, based on changes in circumstances, for our cease-use lease liabilities. Restructuring costs of $5.5 million were recognized in the second quarter of fiscal 2018 relating to charges recognized in connection with our Fiscal 2018 Restructuring Plan and included accrued charges for lease terminations and remaining lease obligations, termination benefits, and the costs associated with relocating certain assets of our closed stores.
Other Income (Expense)

	Three Months Ended July 31,		Increase/	Percent
	2018	2017	(Decrease)	Change
	(dollars in thousands)
Interest income and other income	$1,462	$682	$780	114.4%
Floorplan interest expense	(1,727)	(2,163)	(436)	20.2%
Other interest expense	(2,490)	(2,463)	27	(1.1)%
The decrease in floorplan interest expense for the second quarter of fiscal 2019 as compared to the second quarter of fiscal 2018 was primarily due to a lower level of interest-bearing inventory in the second quarter of fiscal 2019. Interest expense associated with our senior convertible notes, which is reflected in other interest expense, decreased in the second quarter of fiscal 2019 by $0.3 million, as compared to the same period last year, due to our repurchases or our outstanding notes. Other interest expense for the second quarter of fiscal 2019 includes a $0.6 million loss recognized on our senior convertible notes repurchased in the quarter. Other interest expense for the second quarter of fiscal 2018 includes $0.4 million of debt issuance cost write-offs recognized as a result of our election to reduce the maximum available credit under our Wells Fargo Credit Agreement. Interest income and other income increased $0.8 million in the second quarter of fiscal 2019 compared to the second quarter of fiscal 2018 primarily due to foreign currency gains recognized as a result of a strengthening U.S. dollar.

Provision for (Benefit from) Income Taxes

	Three Months Ended July 31,		Increase/	Percent
	2018	2017	(Decrease)	Change
	(dollars in thousands)
Provision for (Benefit from) Income Taxes	$2,612	$(2,024)	$4,636	n/m

Our effective tax rate was 33.5% for the second quarter of fiscal 2019 and 28.1% for the second quarter of fiscal 2018. Our effective tax rate is impacted by the mix of income or losses in our domestic and international jurisdictions as well as the impact of recognizing valuation allowances on our deferred tax assets, including net operating losses. Our effective tax rate is also impacted by the Tax Cuts and Jobs Act (the "Tax Act") enacted in December 2017. The Tax Act, among other things, reduced the U.S. federal corporate tax rate from 35% to 21% and introduced a new provision designed to tax global intangible low-taxed income ("GILTI"). For fiscal 2019, we anticipate that the benefit from the reduced federal corporate tax rate will be partially offset by the impact of GILTI.
Segment Results
Certain financial information for our Agriculture, Construction and International business segments is set forth below. “Shared Resources” in the table below refers to the various unallocated income/(expense) items that we have retained at the general corporate level. Revenue between segments is immaterial.

	Three Months Ended July 31,		Increase/	Percent
	2018	2017	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$152,813	$138,545	$14,268	10.3%
Construction	79,245	77,890	1,355	1.7%
International	67,833	52,436	15,398	29.4%
Total	$299,891	$268,871	$31,021	11.5%

Income (Loss) Before Income Taxes
Agriculture	$4,960	$(6,882)	$11,842	n/m
Construction	(30)	930	(960)	(103.2)%
International	3,726	283	3,443	n/m
Segment income (loss) before income taxes	8,656	(5,669)	14,325	n/m
Shared Resources	(864)	(1,541)	678	44.0%
Total	$7,792	$(7,210)	$15,003	n/m
Agriculture
Agriculture segment revenue for the second quarter of fiscal 2019 increased 10.3% compared to the second quarter of fiscal 2018. The increase in segment revenue was due to a same-store sales increase of 10.1% compared to the second quarter of fiscal 2018. The increase in same-store sales was primarily the result of increased equipment revenue and increased parts and service revenue resulting from the late spring planting season that shifted parts and service revenue from the first to the second quarter of fiscal 2019.
Agriculture segment income before income taxes was $5.0 million for the second quarter of fiscal 2019 compared to a $6.9 million loss before income taxes for the second quarter of fiscal 2018. The improvement in segment results was the result of increased equipment, parts, and service revenues, increased equipment gross profit margins, operating expense savings as a result of our Fiscal 2018 Restructuring Plan, a lack of restructuring charges recognized in the second quarter of fiscal 2019, as well as a decrease in floorplan interest expense as the result of a decrease in our interest-bearing inventory in the second quarter of fiscal 2019.
Construction
Construction segment revenue for the second quarter of fiscal 2019 increased 1.7% compared to the second quarter of fiscal 2018.

Our Construction segment income before income taxes was break-even for the second quarter of fiscal 2019 compared to $0.9 million of income before income taxes in the second quarter of fiscal 2018. The decrease in segment results was primarily due to lower rental and other gross profit margins primarily due to a changing mix of rental revenue with a higher percentage of revenue arising from lower margin inventory rentals and higher maintenance costs on our dedicated rental fleet in the second quarter of fiscal 2019 as compared to the second quarter of fiscal 2018. The impact of lower rental and other gross profit margins was partially offset by reduced floorplan and other interest expense due to a reduced level of interest-bearing inventory and rental fleet in the second quarter of fiscal 2019 compared to the second quarter of fiscal 2018. The dollar utilization of our rental fleet increased slightly from 24.7% in the second quarter of fiscal 2018 to 25.2% in the second quarter of fiscal 2019.
International
International segment revenue for the second quarter of fiscal 2019 increased 29.4% compared to the second quarter of fiscal 2018 primarily due to increased equipment revenue. Equipment revenue increased in the second quarter of fiscal 2019 due to continued strong demand in certain of our markets, which is aided by the continued availability of subvention funds and strong calendar year 2017 crop yields. In addition, the late spring planting in our European markets also resulted in a shift of parts and service revenue from the first quarter of fiscal 2019 to the second quarter.
Our International segment income before income taxes was $3.7 million for the second quarter of fiscal 2019 compared to $0.3 million for the same period last year. The increase in segment results was primarily due to increased equipment revenues with higher gross profit margins, but partially offset by an increase in operating expenses resulting from the continued build-out of our footprint and presence in our European markets. In addition, foreign currency gains resulting from a strengthening U.S dollar also benefited the second quarter of fiscal 2019.
Shared Resources/Eliminations
We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate most of these net expenses to our segments. Since these allocations are set early in the year, and a portion is planned to be unallocated, unallocated balances may occur. Shared Resources loss before income taxes was $0.9 million for the second quarter of fiscal 2019 compared to loss before income taxes of $1.5 million for the same period last year. For the second quarter of fiscal 2019, loss before income taxes included a loss of $0.6 million recognized as a result of our repurchase of $20.0 million face value of senior convertible notes.
Six Months Ended July 31, 2018 Compared to Six Months Ended July 31, 2017
Consolidated Results
Revenue

	Six Months Ended July 31,		Increase/	Percent
	2018	2017	(Decrease)	Change
	(dollars in thousands)
Equipment	$349,625	$335,796	$13,829	4.1%
Parts	111,533	112,163	(630)	(0.6)%
Service	58,627	59,275	(648)	(1.1)%
Rental and other	25,784	25,755	29	0.1%
Total Revenue	$545,569	$532,989	$12,580	2.4%
The increase in revenue for the first six months of fiscal 2019 was primarily the result of an increase in International segment revenue partially offset by a decrease in revenue in our Agriculture segment. International segment revenue increased over the comparable prior year period primarily due to increased equipment revenue. The Agriculture revenue decrease was primarily the result of our store closings associated with our Fiscal 2018 Restructuring Plan and the challenging industry conditions facing our Agriculture segment discussed in the Overview section above.

Gross Profit

	Six Months Ended July 31,		Increase/	Percent
	2018	2017	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$33,386	$25,550	$7,836	30.7%
Parts	32,331	32,703	(372)	(1.1)%
Service	35,993	37,037	(1,044)	(2.8)%
Rental and other	4,749	6,436	(1,687)	(26.2)%
Total Gross Profit	$106,459	$101,726	$4,733	4.7%
Gross Profit Margin
Equipment	9.5%	7.6%	1.9%	25.0%
Parts	29.0%	29.2%	(0.2)%	(0.7)%
Service	61.4%	62.5%	(1.1)%	(1.8)%
Rental and other	18.4%	25.0%	(6.6)%	(26.4)%
Total Gross Profit Margin	19.5%	19.1%	0.4%	2.1%
Gross Profit Mix
Equipment	31.3%	25.1%	6.3%	25.1%
Parts	30.4%	32.2%	(1.7)%	(5.3)%
Service	33.8%	36.4%	(2.6)%	(7.1)%
Rental and other	4.5%	6.3%	(1.8)%	(28.6)%
Total Gross Profit Mix	100.0%	100.0%

The $4.7 million increase in gross profit for the first six months of fiscal 2019, as compared to the same period last year, was primarily due to higher revenue for the first six months of fiscal 2019 and improved gross profit margins, from 19.1% for the first six months of fiscal 2018 to 19.5% for the first six months of fiscal 2019. The improvement in gross profit margin was the result of improved equipment margins partially offset by lower gross profit margins from rental and other revenue and a changing mix of revenue, with more revenue being generated from our lower margin equipment sales as compared to our higher margin parts, service and rental businesses.
Our company-wide absorption for the first six months of fiscal 2019 increased to 81.5% as compared to 76.1% during the same period last year, as our decrease in gross profit from parts, service and rental and other in fiscal 2019 was more than offset by a reduction in our fixed operating costs and floorplan interest expense.
Operating Expenses

	Six Months Ended July 31,		Increase/	Percent
	2018	2017	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$94,360	$102,510	$(8,150)	8.0%
Operating Expenses as a Percentage of Revenue	17.3%	19.2%	(1.9)%	9.9%
Our operating expenses for the first six months of fiscal 2019 decreased $8.2 million as compared to the first six months of fiscal 2018 and operating expenses as a percentage of revenue improved to 17.3% in the first six months of fiscal 2019 from 19.2% in the second quarter of fiscal 2018. These decreases are primarily the result of cost savings arising from our Fiscal 2018 Restructuring Plan and the impact of operating expense leverage resulting from higher fiscal 2019 sales volumes, partially offset by an increase in our International segment operating expenses resulting from the continued build-out of our footprint and presence in our European markets.

Restructuring Costs

	Six Months Ended July 31,		Increase/	Percent
	2018	2017	Decrease	Change
	(dollars in thousands)
Impairment of Long-Lived Assets	$156	$—	$156	n/m
Restructuring Costs	565	7,893	(7,328)	93.0%
Restructuring costs of $0.6 million were recognized for the first six months of fiscal 2019 related to the Company's revised assumptions, based on changes in circumstances, for our cease-use lease liabilities. Restructuring costs of $7.9 million were recognized in the first six months of fiscal 2018 relating to charges recognized in connection with our Fiscal 2018 Restructuring Plan and included accrued charges for lease terminations and remaining lease obligations, termination benefits, and the costs associated with relocating certain assets of our closed stores.
Other Income (Expense)

	Six Months Ended July 31,		Increase/	Percent
	2018	2017	(Decrease)	Change
	(dollars in thousands)
Interest income and other income	$1,846	$1,460	$386	26.4%
Floorplan interest expense	(3,077)	(4,819)	(1,742)	36.1%
Other interest expense	(4,520)	(4,584)	(64)	1.4%

The decrease in floorplan interest expense for the first six months of fiscal 2019, as compared to the same period last year, was primarily due to a decrease in our interest-bearing inventory in the first six months of fiscal 2019. In addition, floorplan interest expense for the first six months of fiscal 2018 included $0.6 million of expense resulting from the termination and reclassification of accumulated losses on our interest rate swap instrument. Interest expense associated with our senior convertible notes, which is reflected in other interest expense, decreased $0.6 million for the first six months of fiscal 2019, as compared to the same period last year, due to interest expense savings resulting from our repurchases of our outstanding notes, offset by a $0.6 million loss recognized on our most recent repurchase of our senior convertible notes. Other interest expense for the first six months of fiscal 2018 includes $0.4 million of debt issuance cost write-offs recognized as a result of our election to reduce the maximum available credit under our Wells Fargo Credit Agreement.
Provision for (Benefit from) Income Taxes

	Six Months Ended July 31,		Increase/	Percent
	2018	2017	Decrease	Change
	(dollars in thousands)
Provision for (Benefit from) Income Taxes	$2,061	$(5,502)	$7,563	n/m

Our effective tax rate was 36.6% for the first six months of fiscal 2019 and 33.1% for the same period last year. Our effective tax rate is impacted by the mix of income or losses in our domestic and international jurisdictions as well as the impact of recognizing valuation allowances on our deferred tax assets, including net operating losses. Our effective tax rate is also impacted by the the Tax Act enacted in December 2017. For fiscal 2019, we anticipate that the benefit from the reduced federal corporate tax rate will be partially offset by the new GILTI provisions of the Tax Act.
Segment Results
Certain financial information for our Agriculture, Construction and International business segments is set forth below. “Shared Resources” in the table below refers to the various unallocated income/(expense) items that we have retained at the general corporate level. Revenue between segments is immaterial.

	Six Months Ended July 31,		Increase/	Percent
	2018	2017	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$295,684	$302,170	$(6,486)	(2.1)%
Construction	141,336	141,310	26	—%
International	108,549	89,509	19,042	21.3%
Total	$545,569	$532,989	$12,582	2.4%

Income (Loss) Before Income Taxes
Agriculture	$6,283	$(10,779)	$17,062	n/m
Construction	(2,927)	(1,703)	(1,224)	(71.9)%
International	3,639	878	2,761	n/m
Segment income (loss) before income taxes	6,995	(11,604)	18,599	n/m
Shared Resources	(1,368)	(5,016)	3,649	72.7%
Total	$5,627	$(16,620)	$22,248	133.9%
Agriculture
Agriculture segment revenue for the first six months of fiscal 2019 decreased 2.1% compared to the same period last year. The revenue decrease was primarily due to a decrease in revenue resulting from the impact of our store closings associated with our Fiscal 2018 Restructuring Plan. Agriculture same-store sales remained relatively flat with a 0.6% increase compared to the same period last year.
Agriculture segment income before income taxes was $6.3 million for the first six months of fiscal 2019 compared to a loss before income taxes of $10.8 million over the first six months of fiscal 2018. The improvement in segment results was largely the result of higher gross profit margins on equipment revenue, operating expense savings as a result of our Fiscal 2018 Restructuring Plan and a decrease in floorplan interest expense as the result of a decrease in our interest-bearing inventory in the first six months of fiscal 2019. Also contributing to the improvement in segment results was a decrease in restructuring charges of $6.7 million in the first six months of 2018 to $0.6 million in the first six months of 2019.
Construction
Construction segment revenue for the first six months of fiscal 2019 remained flat compared to the same period last year.
Our Construction segment loss before income taxes was $2.9 million for the first six months of fiscal 2019 compared to $1.7 million for the first six months of fiscal 2018. The decrease in segment results was primarily due to lower rental and other gross profit margins primarily due to a changing mix of rental revenue with a higher percentage of revenue arising from lower margin inventory rentals and higher maintenance costs on our dedicated rental fleet in the first six months of fiscal 2019 as compared to the first six months of fiscal 2018. The impact of lower rental and other gross profit margins was partially offset by reduced floorplan and other interest expense due to a reduced level of interest-bearing inventory and rental fleet in the first six months of fiscal 2019 compared to the first six months of fiscal 2018. The dollar utilization of our rental fleet decreased slightly from 22.0% in the first six months of fiscal 2018 to 21.7% in the first six months of fiscal 2019.
International
International segment revenue for the first six months of fiscal 2019 increased 21.3% compared to the same period last year primarily due to increased equipment revenue. Equipment revenue increased in the first six months of fiscal 2019 primarily due to continued strong demand in certain of our markets, which is aided by the continued availability of subvention funds and strong calendar year 2017 crop yields.
Our International segment income before income taxes was $3.6 million for the first six months of fiscal 2019 compared to income before income taxes of $0.9 million for the same period last year. The increase in segment income before income taxes was primarily due to the increase in segment revenue as noted above, but partially offset by an increase in operating expenses resulting from the continued build-out of our footprint and presence in our European markets.

Shared Resources/Eliminations
We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate most of these net expenses to our segments. Since these allocations are set early in the year, and a portion is planned to be unallocated, unallocated balances may occur. Shared Resources loss before income taxes was $1.4 million for the first six months of fiscal 2019 compared to loss before income taxes of $5.0 million for the same period last year. For the first six months of fiscal 2019, loss before income taxes was impacted by a $0.6 million loss recognized as a result of the Company's repurchase of $20.0 million face value of senior convertible notes. For the first six months of fiscal 2018, loss before income taxes was impacted by $0.9 million in restructuring costs related to the Fiscal 2018 Restructuring Plan and $0.6 million in floorplan interest expense related to the interest rate swap termination and reclassification.
Non-GAAP Financial Measures
To supplement net income (loss) and our diluted earnings (loss) per share ("Diluted EPS"), both GAAP measures, we present adjusted net income (loss) and adjusted Diluted EPS, both non-GAAP measures, which exclude gains or losses on repurchases of senior convertible notes, costs associated with our restructuring activities, impairment charges, the write-off of capitalized debt issuance costs and the reclassification of accumulated losses on our interest rate swap. We believe that the presentation of adjusted net income (loss) and adjusted Diluted EPS is relevant and useful to our management and investors because it provides a measurement of earnings on activities that we consider to occur in the ordinary course of our business. Adjusted net income (loss) and adjusted Diluted EPS should be evaluated in addition to, and not considered a substitute for, or superior to, the most comparable GAAP measure. In addition, other companies may calculate these non-GAAP measures in a different manner, which may hinder comparability of our adjusted results with those of other companies.

The following tables reconcile (i) net income (loss), a GAAP measure, to adjusted net income (loss) and (ii) Diluted EPS, a GAAP measure, to adjusted Diluted EPS:

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
	(dollars in thousands, except per share data)
Adjusted Net Income (Loss)
Net Income (Loss)	$5,180	$(5,186)	$3,566	$(11,118)
Adjustments
(Gain) loss on repurchase of senior convertible notes	615	—	615	(40)
Debt issuance cost write-off	—	416	—	416
Restructuring & impairment charges	721	5,549	721	7,893
Interest rate swap termination & reclassification	—	—	—	631
Total Pre-Tax Adjustments	1,336	5,965	1,336	8,900
Less: Tax Effect of Adjustments (1)	248	1,941	248	3,116
Plus: Income Tax Valuation Allowance	—	200	—	200
Total Adjustments	1,088	4,224	1,088	5,984
Adjusted Net Income (Loss)	$6,268	$(962)	$4,654	$(5,134)

Adjusted Diluted EPS
Diluted EPS	$0.23	$(0.24)	$0.16	$(0.51)
Adjustments (2)
(Gain) loss on repurchase of senior convertible notes	0.03	—	0.03	—
Debt issuance cost write-off	—	0.02	—	0.02
Restructuring & impairment charges	0.03	0.25	0.03	0.36
Interest rate swap termination & reclassification	—	—	—	0.03
Total Pre-Tax Adjustments	0.06	0.27	0.06	0.41
Less: Tax Effect of Adjustments (1)	0.01	0.08	0.01	0.14
Plus: Income Tax Valuation Allowance	—	0.01	—	0.01
Total Adjustments	0.05	0.20	0.05	0.28
Adjusted Diluted EPS	$0.28	$(0.04)	$0.21	$(0.23)
(1) The tax effect of adjustments for the three and six months ended July 31, 2018 was calculated using a 21% tax rate for all U.S. related items. This rate was determined based on a 21% federal statutory rate and no impact for state taxes given our valuation allowance against stated deferred tax assets. No tax effect was recognized for foreign related items as all adjustments occurred in a foreign jurisdiction that has a full valuation allowance on its deferred tax assets. The tax effect of adjustments for the three and six months ended July 31, 2017 was calculated using a 35% tax rate. This rate was applied as all adjustments were made to our U.S. operations and was determined based on a 35% federal statutory tax rate and no impact for state taxes given our valuation allowances against state deferred tax assets.
(2) Adjustments are net of amounts allocated to participating securities where applicable.

Liquidity and Capital Resources
Sources of Liquidity
Our primary sources of liquidity are cash reserves, cash generated from operations, and borrowings under our floorplan payable and other credit facilities. We expect these sources of liquidity to be sufficient to fund our working capital requirements, acquisitions, capital expenditures and other investments in our business, service our debt, pay our tax and lease obligations and other commitments and contingencies, and meet any seasonal operating requirements for the foreseeable future, provided, however, that our borrowing capacity under our credit agreements is dependent on compliance with various covenants as further described in the "Risk Factors" section of our Annual Report in Form 10-K.
Equipment Inventory and Floorplan Payable Credit Facilities
As of July 31, 2018, the Company had discretionary floorplan payable lines of credit for equipment purchases totaling $611.8 million, which included a $140.0 million floorplan payable line under the Wells Fargo Credit Agreement, a $320.0 million credit facility with CNH Industrial Capital, a $30.0 million credit facility with DLL Finance and the U.S. dollar equivalent of $121.8 million in credit facilities related to our foreign subsidiaries. Floorplan payables relating to these credit facilities totaled approximately $349.4 million of the total floorplan payable balance of $365.6 million outstanding as of July 31, 2018.
In August 2018, the Company entered into an amendment to the credit facility with DLL Finance. The amendment, among other things, increased the available borrowings under this facility from $30.0 million to $45.0 million, therefore increasing our total discretionary floorplan payable lines of credit from $611.8 to $626.8 million.
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
Our equipment inventory turnover was 1.7 for the four quarters ended July 31, 2018 compared to 1.6 for the four quarters ended July 31, 2017. The improvement in our equipment inventory turnover was driven by a decrease in our average equipment inventory and an increase in equipment sales volume over the four quarter period ended July 31, 2018 as compared to the four quarter period ended July 31, 2017. Our equity in equipment inventory, which reflects the portion of our equipment inventory balance that is not financed by floorplan payables, decreased to 22.8% as of July 31, 2018 from 38.2% as of January 31, 2018. The decrease in our equity in equipment inventory is primarily due to increased equipment inventory levels as well as using our floorplan lines to reduce long-term debt, including our senior convertible notes.
Senior Convertible Notes
The Company's senior convertible notes mature on May 1, 2019, unless purchased earlier by the Company, redeemed or converted. The outstanding principal balance of senior convertible notes as of July 31, 2018 was $45.6 million. The Company expects to have sufficient available cash and sufficient available borrowing capacity under its various floorplan payable and other credit facilities to satisfy the principal balance of our senior convertible notes on the May 1, 2019 maturity date.
Adequacy of Capital Resources
Our primary uses of cash have been to fund our operating activities, including the purchase of inventories and providing for other working capital needs, meeting our debt service requirements, making payments due under our various leasing arrangements, funding capital expenditures, including rental fleet assets, and, from time to time, opportunistically repurchasing our outstanding senior convertible notes. Based on our current operational performance, we believe our cash flow from operations, available cash and available borrowing capacity under our existing credit facilities will adequately provide our liquidity needs for, at a minimum, the next 12 months. Our main financing arrangements, under which we had discretionary floorplan lines of credit totaling approximately $611.8 million as of July 31, 2018, are described in Note 6 of the notes to our consolidated financial statements. As of July 31, 2018, we were in compliance with the financial covenants under our credit agreements, and we were not subject to the fixed charge coverage ratio covenant under the Wells Fargo Credit Agreement as our adjusted excess availability plus eligible cash collateral (as defined therein) was not less than 15% of the total amount of the credit facility as of July 31, 2018. While not expected to occur, if anticipated operating results create the likelihood of a future covenant violation, we would expect to work with our lenders on an appropriate modification or amendment to our financing arrangements.
Cash Flow
Cash Flow Provided By (Used For) Operating Activities
Net cash used for operating activities was $14.1 million for the first six months of fiscal 2019, compared to net cash provided by operating activities of $66.9 million for the first six months of fiscal 2018. Net cash used for operating activities for the first six months of fiscal 2019 was primarily the result of cash used for seasonal stocking of inventory, net of manufacturer floorplan payable financing, and cash used for other working capital needs. Net cash provided by operating activities for the first six months of fiscal 2018 was primarily attributable to a changing mix of manufacturer versus non-manufacturer floorplan financing.
We evaluate our cash flow from operating activities net of all floorplan activity and maintaining a constant level of equity in our equipment inventory. Taking these adjustments into account, our adjusted cash flow used for operating activities was $36.5 million and $19.3 million for the first six months of fiscal 2019 and fiscal 2018. The additional adjusted cash flow used for operating activities for the first six months of fiscal 2019 is primarily the result of a higher stocking of new equipment inventories in the first six months of fiscal 2019 as compared to the first six months of fiscal 2018. See the Adjusted Cash Flow Reconciliation below for a reconciliation of adjusted cash flow used for operating activities to the GAAP measure of cash flow used for operating activities.
Cash Flow Used For Investing Activities
Net cash used for investing activities was $5.3 million for the first six months of fiscal 2019, compared to $15.4 million for the first six months of fiscal 2018. Cash used for investing activities was primarily for the purchase of rental fleet and property and equipment, net of any proceeds from the sale of property and equipment.
Cash Flow Provided By (Used For) Financing Activities
Net cash provided by financing activities was $15.7 million for the first six months of fiscal 2019 compared to net cash used for financing activities of $47.6 million for the first six months of fiscal 2018. For the first six months of fiscal 2019, net cash provided by financing activities was the result of increased non-manufacturer floorplan payables, the proceeds of which were partially used to repurchase $20.0 million face value of our senior convertible notes using $20.0 million in cash and to repay all amounts outstanding under our working capital line under our Wells Fargo Credit Agreement. For the first six months of fiscal 2018, net cash used for financing activities was the result of paying down our non-manufacturer floorplan payables, increased borrowings under our working capital line under our Wells Fargo Credit Agreement and the $19.3 million of cash used to repurchase senior convertible notes. We may, from time to time, continue to repurchase our senior convertible notes depending on prevailing market conditions, our available liquidity and other factors. These repurchases may be material to our consolidated financial statements.
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
Our equity in equipment inventory decreased to 22.8% as of July 31, 2018 from 38.2% as of January 31, 2018, and decreased to 30.1% as of July 31, 2017 from 41.1% as of January 31, 2017.
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

	Net Cash Provided by (Used for) Operating Activities		Net Cash Provided by (Used for) Financing Activities
	Six Months Ended July 31, 2018	Six Months Ended July 31, 2017	Six Months Ended July 31, 2018	Six Months Ended July 31, 2017
	(in thousands)		(in thousands)
Cash Flow, As Reported	$(14,087)	$66,877	$15,717	$(47,574)
Adjustment for Non-Manufacturer Floorplan Net Payments	50,422	(38,030)	(50,422)	38,030
Adjustment for Constant Equity in Equipment Inventory	(72,833)	(48,157)	—	—
Adjusted Cash Flow	$(36,498)	$(19,310)	$(34,705)	$(9,544)
Certain Information Concerning Off-Balance Sheet Arrangements
As of July 31, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. In the normal course of our business activities, we lease real estate, vehicles and equipment under operating leases.
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
Interest Rate Risk
Exposure to changes in interest rates results from borrowing activities used to fund operations. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. We have both fixed and floating rate financing. Some of our floating rate credit facilities contain minimum rates of interest to be charged. Based upon our interest-bearing balances and interest rates as of July 31, 2018, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $2.0 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $2.0 million. At July 31, 2018, we had floorplan payables of $365.6 million, of which approximately $196.5 million was variable-rate floorplan payable and $169.2 million was non-interest bearing. In addition, at July 31, 2018, we had total long-term debt, including our senior convertible notes, of $68.8 million, all of which was fixed rate debt.
Foreign Currency Exchange Rate Risk
Our foreign currency exposures arise as the result of our foreign operations. We are exposed to transactional foreign currency exchange rate risk through our foreign entities’ holding assets and liabilities denominated in currencies other than their functional currency. In addition, the Company is exposed to foreign currency transaction risk as a result of certain intercompany financing transactions. The Company attempts to manage its transactional foreign currency exchange rate risk through the use of derivative financial instruments, primarily foreign exchange forward contracts, or through natural hedging instruments. Based upon balances and exchange rates as of July 31, 2018, holding other variables constant, we believe that a hypothetical 10% increase or decrease in all applicable foreign exchange rates would not have a material impact on our results of operations or cash flows. As of July 31, 2018, our Ukrainian subsidiary had $5.2 million of net monetary assets denominated in Ukrainian hryvnia ("UAH"). We have attempted to minimize our net monetary asset position in Ukraine through reducing overall asset levels in Ukraine and through borrowing in UAH which serves as a natural hedging instrument offsetting our net UAH denominated assets. At certain times, currency and payment controls imposed by the National Bank of Ukraine have limited our ability to manage our net monetary asset position. While the UAH remained relatively stable in fiscal 2018 and thus far in fiscal 2019, an escalation of political tensions or economic instability could lead to further, significant UAH devaluations which could have a material impact on our results of operations and cash flows.
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
ITEM 1A.             RISK FACTORS
In addition to the other information set forth in this Quarterly Report, including the important information in “Forward-Looking Statements,” you should carefully consider the “Risk Factors” discussed in our Form 10-K for the fiscal year ended January 31, 2018, as filed with the Securities and Exchange Commission. Those factors, if they were to occur, could cause our actual results to differ materially from those expressed in our forward-looking statements in this report, and may materially adversely affect our financial condition or future results. Although we are not aware of any other factors, aside from those discussed in our Form 10-K, that we currently anticipate will cause our forward-looking statements to differ materially from our future actual results, or materially affect the Company’s financial condition or future results, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition and/or operating results.
ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.                DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.                MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.                OTHER INFORMATION
        On September 5, 2018, the Company entered into an employment agreement with its Chief Operating Officer, Bryan J. Knutson. Under the terms of the agreement, Mr. Knutson will receive a base salary as determined on an annual basis by the Compensation Committee of the Board of Directors (which is currently $350,000). Mr. Knutson is also eligible for an annual incentive bonus award opportunity pursuant to terms and conditions established by the Compensation Committee and based upon a percentage of his base salary (for the current year, he is eligible to earn an annual incentive bonus award ranging from 0% to 150% of his base salary, with a target of 75% of base salary). Mr. Knutson is also eligible to receive a restricted stock award each fiscal year, the number of shares covered by the award and the risks of forfeiture of which are determined by the Compensation Committee. Mr. Knutson is also entitled to participate in the Company's employee benefit plans and paid time off policy on the same basis as other full-time employees. The term of Mr. Knutson’s employment agreement is through January 31, 2021, which end date is automatically extended by one year on each February 1st.
        The employment agreement with Mr. Knutson contains a restrictive covenant prohibiting him from owning, operating or being employed by competing agricultural or construction equipment stores during his employment with us and for 24 months following termination of his employment. The agreement is terminable by either us or Mr. Knutson at any time upon 60 days written notice for any reason, or immediately by us for cause. If Mr. Knutson is terminated by us without cause prior to the expiration of the term or if Mr. Knutson resigns for good reason, we are obligated to pay severance in an amount equal to the sum of his annual base salary then in effect, plus the average annual incentive bonus paid in the three years preceding the termination. The severance payment would be made in 12 equal monthly installments. If such termination occurs, we would also be required to allow Mr. Knutson to continue to participate in our group medical and dental plans for a period of 12 months and the Company will contribute to the monthly premiums for such medical and dental insurances at the same rate as was made as of the date of termination. If such termination occurs, Mr. Knutson’s non-vested stock options and restricted equity awards that vest with the passage of time will not be forfeited and will be earned under the normal vesting schedule. In order to receive the severance and continued benefits, Mr. Knutson will be required to sign a release of claims against us, fulfill his non-competition obligations, cooperate with transitioning his duties and execute a non-disparagement agreement with us.

If Mr. Knutson’s employment is terminated within 12 months following a change in control (as defined in the employment agreement) by him for good reason or by us without cause, we are obligated to pay severance in an amount equal to two times the sum of Mr. Knutson’s annual base salary then in effect, plus the average annual incentive bonus paid in the three years preceding the change in control. The severance payment would be made in 24 equal monthly installments. If such termination occurs, we would also be required to allow Mr. Knutson to continue to participate in our group medical and dental plans for a period of 24 months and the Company will contribute to the monthly premiums for such medical and dental insurances at the same rate as was made as of the date of termination. If such termination occurs, Mr. Knutson’s non-vested stock options and restricted equity awards shall become fully vested. In order to receive the severance and continued benefits, Mr. Knutson will be required to sign a release of claims against us, fulfill his non-competition obligations, cooperate with transitioning his duties and execute a non-disparagement agreement with us.
        The above description of the employment agreement with Mr. Knutson is qualified in its entirety by reference to the complete text of such employment agreement, which employment agreement is attached as exhibit 10.1 to this 10-Q and incorporated herein by reference.
ITEM 6.                EXHIBITS
Exhibits - See “Exhibit Index” on page immediately prior to signatures.

EXHIBIT INDEX
TITAN MACHINERY INC.
FORM 10-Q

No.	Description

10.1	Employment Agreement dated September 5, 2018, between Bryan J. Knutson and the registrant.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended July 31, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	September 6, 2018
TITAN MACHINERY INC.

		By	/s/ Mark Kalvoda
Mark Kalvoda
Chief Financial Officer
(Principal Financial Officer)