Form 10-Q
period 2018-10-31
Titan Machinery Inc.
filed 2018-12-06
CIK 1409171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

Commission File No. 001-33866

TITAN MACHINERY INC.
(Exact name of registrant as specified in its charter)

Delaware	No. 45-0357838
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

644 East Beaton Drive
West Fargo, ND 58078-2648
(Address of Principal Executive Offices)

Registrant’s telephone number (701) 356-0130

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of November 30, 2018, 22,218,188 shares of Common Stock, $0.00001 par value, of the registrant were outstanding.

TITAN MACHINERY INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. — FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

TITAN MACHINERY INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)

	October 31, 2018	January 31, 2018
Assets
Current Assets
Cash	$52,243	$53,396
Receivables, net of allowance for doubtful accounts	81,690	60,672
Inventories	525,277	472,467
Prepaid expenses and other	9,085	12,611
Total current assets	668,295	599,146
Noncurrent Assets
Property and equipment, net of accumulated depreciation	144,026	151,047
Deferred income taxes	3,334	3,472
Goodwill	1,015	250
Other intangible assets, net of accumulated amortization	7,288	5,193
Other	1,252	1,200
Total noncurrent assets	156,915	161,162
Total Assets	$825,210	$760,308

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$21,165	$15,136
Floorplan payable	332,943	247,392
Senior convertible notes	44,847	—
Current maturities of long-term debt	3,822	1,574
Deferred revenue	16,908	32,324
Accrued expenses and other	28,826	31,863
Total current liabilities	448,511	328,289
Long-Term Liabilities
Senior convertible notes	—	62,819
Long-term debt, less current maturities	26,255	34,578
Deferred income taxes	5,441	2,275
Other long-term liabilities	7,423	10,492
Total long-term liabilities	39,119	110,164
Commitments and Contingencies
Stockholders' Equity
Common stock, par value $.00001 per share, 45,000 shares authorized; 22,220 shares issued and outstanding at October 31, 2018; 22,102 shares issued and outstanding at January 31, 2018	—	—
Additional paid-in-capital	247,813	246,509
Retained earnings	91,387	77,046
Accumulated other comprehensive loss	(1,620)	(1,700)
Total stockholders' equity	337,580	321,855
Total Liabilities and Stockholders' Equity	$825,210	$760,308
 See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Revenue
Equipment	$241,198	$215,956	$590,823	$551,752
Parts	70,118	64,729	181,651	176,892
Service	33,560	31,532	92,187	90,807
Rental and other	18,773	18,124	44,558	43,879
Total Revenue	363,649	330,341	909,219	863,330
Cost of Revenue
Equipment	218,204	199,154	534,443	509,400
Parts	49,481	45,408	128,683	124,868
Service	11,841	11,139	34,475	33,377
Rental and other	14,581	13,163	35,617	32,482
Total Cost of Revenue	294,107	268,864	733,218	700,127
Gross Profit	69,542	61,477	176,001	163,203
Operating Expenses	53,306	50,374	147,665	152,884
Impairment of Long-Lived Assets	304	131	459	131
Restructuring Costs	(151)	2,456	414	10,349
Income (Loss) from Operations	16,083	8,516	27,463	(161)
Other Income (Expense)
Interest income and other income	160	380	2,002	1,840
Floorplan interest expense	(1,856)	(1,900)	(4,932)	(6,719)
Other interest expense	(1,617)	(2,110)	(6,137)	(6,694)
Income (Loss) Before Income Taxes	12,770	4,886	18,396	(11,734)
Provision for (Benefit from) Income Taxes	1,994	2,502	4,055	(3,000)
Net Income (Loss)	$10,776	$2,384	$14,341	$(8,734)

Earnings (Loss) per Share:
Basic	$0.49	$0.11	$0.65	$(0.40)
Diluted	$0.48	$0.11	$0.65	$(0.40)

Weighted Average Common Shares:
Basic	21,835	21,585	21,799	21,503
Diluted	21,842	21,643	21,806	21,503

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Net Income (Loss)	$10,776	$2,384	$14,341	$(8,734)
Other Comprehensive Income
Foreign currency translation adjustments	187	1,369	80	2,760
Unrealized gain on interest rate swap cash flow hedge derivative instrument, net of tax expense of $19 for the nine months ended October 31, 2017	—	—	—	29
Reclassification of loss on interest rate swap cash flow hedge derivative instrument included in net income (loss), net of tax benefit of $39 for the three months ended October 31, 2017 and $433 for the nine months ended October 31, 2017	—	59	—	651
Total Other Comprehensive Income	187	1,428	80	3,440
Comprehensive Income (Loss)	10,963	3,812	$14,421	$(5,294)

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended October 31,
	2018	2017
Operating Activities
Net income (loss)	$14,341	$(8,734)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	17,889	18,949
Impairment	459	131
Deferred income taxes	2,657	(3,121)
Stock-based compensation expense	1,913	2,478
Noncash interest expense	2,024	2,917
Loss (gain) on repurchase of senior convertible notes	615	(22)
Other, net	1,116	(1,663)
Changes in assets and liabilities
Receivables, prepaid expenses and other assets	(11,042)	(9,784)
Inventories	(28,704)	(41,748)
Manufacturer floorplan payable	28,992	97,734
Accounts payable, deferred revenue, accrued expenses and other and other long-term liabilities	(17,650)	(7,328)
Income taxes	(884)	6,222
Net Cash Provided by Operating Activities	11,726	56,031
Investing Activities
Rental fleet purchases	(4,664)	(11,784)
Property and equipment purchases (excluding rental fleet)	(4,456)	(12,129)
Proceeds from sale of property and equipment	1,101	4,564
Acquisition consideration, net of cash acquired	(15,299)	—
Other, net	(399)	430
Net Cash Used for Investing Activities	(23,717)	(18,919)
Financing Activities
Net change in non-manufacturer floorplan payable	43,896	(14,357)
Repurchase of senior convertible notes	(20,025)	(29,093)
Proceeds from long-term debt borrowings	3,183	33,000
Principal payments on long-term debt	(15,102)	(36,121)
Other, net	(643)	(368)
Net Cash Provided by (Used for) Financing Activities	11,309	(46,939)
Effect of Exchange Rate Changes on Cash	(471)	537
Net Change in Cash	(1,153)	(9,290)
Cash at Beginning of Period	53,396	53,151
Cash at End of Period	$52,243	$43,861
Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period
Income taxes, net of refunds	$2,662	$(5,768)
Interest	$8,965	$11,254
Supplemental Disclosures of Noncash Investing and Financing Activities
Net property and equipment financed with capital leases and current liabilities	$4,391	$729
Net transfer of assets from property and equipment to inventories	$4,476	$3,010

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The quarterly operating results for Titan Machinery Inc. (the “Company”) are subject to fluctuation due to varying weather patterns, which may impact the timing and amount of equipment purchases, rentals, and after-sales parts and service purchases by the Company’s Agriculture, Construction and International customers. Therefore, operating results for the nine-month period ended October 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2019. The information contained in the consolidated balance sheet as of January 31, 2018 was derived from the audited consolidated financial statements for the Company for the fiscal year then ended. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2018 as filed with the SEC.
Nature of Business
The Company is engaged in the retail sale, service and rental of agricultural and construction machinery through its stores in the United States and Europe. The Company’s North American stores are located in Arizona, Colorado, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, South Dakota, Wisconsin and Wyoming, and its European stores are located in Bulgaria, Germany, Romania, Serbia and Ukraine.
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
Reclassifications
Certain reclassifications of amounts previously reported have been made to the accompanying consolidated balance sheets and consolidated statements of cash flows to maintain consistency and comparability between periods presented. These reclassifications had no impact on previously reported total assets or liabilities within the consolidated balance sheet or cash flows from operating, investing or financing activities within the consolidated statement of cash flows.
Earnings (Loss) Per Share (“EPS”)
The Company uses the two-class method to calculate basic and diluted EPS. Unvested restricted stock awards are considered participating securities because they entitle holders to non-forfeitable rights to dividends during the vesting term. Under the two-class method, earnings of the Company are allocated between common stockholders and these participating securities based on the weighted-average number of shares of common stock and participating securities outstanding during the relevant period. In the event of a net loss, no amount of the loss is allocated to the participating securities as they do not share in the losses of the Company.

Basic EPS is computed by dividing net income (loss) attributable to Titan Machinery Inc. common stockholders by the weighted-average number of shares of common stock outstanding during the relevant period. Diluted EPS is computed by dividing net income (loss) attributable to Titan Machinery Inc. common stockholders by the weighted-average number of shares of common stock outstanding after adjusting for potential dilution related to the conversion of all dilutive securities into common stock. All potentially dilutive securities were included in the computation of diluted EPS. All anti-dilutive securities were excluded from the computation of diluted EPS.
The following table sets forth the calculation of basic and diluted EPS:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
	(in thousands, except per share data)
Numerator:
Net income (loss)	$10,776	$2,384	$14,341	$(8,734)
Income allocated to participating securities	(186)	(56)	(234)	—
Net income (loss) attributable to Titan Machinery Inc. common stockholders	$10,590	$2,328	$14,107	$(8,734)
Denominator:
Basic weighted-average common shares outstanding	21,835	21,585	21,799	21,503
Plus: incremental shares from assumed exercises of stock options and vesting of restricted stock units	7	58	7	—
Diluted weighted-average common shares outstanding	21,842	21,643	21,806	21,503

Earnings (Loss) Per Share:
Basic	$0.49	$0.11	$0.65	$(0.40)
Diluted	$0.48	$0.11	$0.65	$(0.40)

Anti-dilutive shares excluded from diluted weighted-average common shares outstanding:
Stock options and restricted stock units	—	103	—	106
Shares underlying senior convertible notes	1,057	1,521	1,057	1,521
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
The Company adopted ASC 606 as of February 1, 2018 using the modified retrospective method of adoption. Results for reporting periods beginning after February 1, 2018 are presented under the guidelines of ASC 606, while prior period amounts have not been adjusted and continue to be reported under the accounting standards in effect for those periods. Upon adoption of ASC 606, the Company did not recognize a cumulative effect adjustment of initially applying the standard as no material adjustments to contracts not completed as of the date of adoption were identified. The adoption of ASC 606 did not materially impact the amount of revenue recognized or any other financial statement line item as of and for the three and nine months ended October 31, 2018. The Company has included the additional disclosures required under ASC 606 in Notes 2, 3 and 7.
Accounting guidance not yet adopted
In February 2016, the FASB amended authoritative guidance on leases, codified in ASC 842, Leases. The amended guidance requires lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. The new standard also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued additional authoritative guidance providing companies with a new prospective transition method to apply the provisions of this guidance. The Company will elect this transition method applying the new lease standard on a prospective basis at the adoption date and recognize any cumulative-effect adjustments to the opening balance of retained earnings in the period of adoption. Prior period amounts will not be adjusted and will continue to be reported under the accounting standards in effect for those periods. The Company will adopt the new standard on February 1, 2019, and expects to elect the package of practical expedients afforded under the guidance. The practical expedient package applies to leases that commenced prior to adoption of the new standard and permits an entity not to: 1) reassess whether existing or expired contracts are or contain a lease, 2) reassess the lease classification, and 3) reassess any initial direct costs for any existing leases. The Company does not anticipate electing the use of the hindsight practical expedient to determine the lease term, but rather will use the lease term as defined under current leasing guidance to capitalize the right of use asset and lease liability upon adoption. Our implementation efforts to date have consisted of identifying the Company's lease population, selecting a lease software to implement that will assist with the reporting and disclosure requirements under the standard and abstracting and validating our lease information.
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
The following tables present our revenue disaggregated by revenue source and segment:

	Three Months Ended October 31, 2018
	Agriculture	Construction	International	Total
	(in thousands)
Equipment	$142,729	$39,254	$59,215	$241,198
Parts	43,835	14,456	11,827	70,118
Service	21,903	9,943	1,714	33,560
Other	1,680	251	53	1,984
Revenue from contracts with customers	210,147	63,904	72,809	346,860
Rental	574	14,802	1,413	16,789
Total revenues	$210,721	$78,706	$74,222	$363,649

	Nine Months Ended October 31, 2018
	Agriculture	Construction	International	Total
	(in thousands)
Equipment	$327,958	$113,708	$149,157	$590,823
Parts	111,813	42,132	27,706	181,651
Service	60,599	28,108	3,480	92,187
Other	4,397	640	160	5,197
Revenue from contracts with customers	504,767	184,588	180,503	869,858
Rental	1,637	35,455	2,269	39,361
Total revenues	$506,404	$220,043	$182,772	$909,219
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
Unbilled Receivables and Deferred Revenue
Unbilled receivables amounted to $15.7 million and $11.0 million as of October 31, 2018 and January 31, 2018. The increase in unbilled receivables is primarily the result of a seasonal increase in the volume of our service transactions in which we recognize revenue as our work is performed and prior to customer invoicing.
Deferred revenue from contracts with customers amounted to $15.4 million and $30.1 million as of October 31, 2018 and January 31, 2018. Our deferred revenue most often increases in the fourth quarter of each fiscal year due to a higher level of customer down payments or prepayments and longer time periods between customer payment and delivery of the equipment asset, and the related recognition of equipment revenue, prior to its seasonal use. During the three and nine months ended October 31, 2018, the Company recognized $3.1 million and $30.0 million of revenue that was included in the deferred revenue balance as of January 31, 2018.
No material amount of revenue was recognized during the three or nine months ended October 31, 2018 from performance obligations satisfied in previous periods. The Company has elected as a practical expedient to not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of service of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. The contracts for which the practical expedient has been applied include (i) equipment revenue transactions, which do not have a stated contractual term, but are short-term in nature, and (ii) service revenue transactions, which also do not have a stated contractual term but are generally completed within 30 days and for such contracts we recognize revenue over time at the amount to which we have the right to invoice for services completed to date.

NOTE 3 - RECEIVABLES

	October 31, 2018	January 31, 2018
	(in thousands)
Trade and unbilled receivables from contracts with customers
Trade receivables due from customers	$34,704	$25,396
Trade receivables due from finance companies	13,590	8,901
Unbilled receivables	15,726	10,967
Trade and unbilled receivables from rental contracts
Trade receivables	8,896	7,571
Unbilled receivables	1,457	847
Other receivables
Due from manufacturers	10,574	8,805
Other	545	1,136
Total receivables	85,492	63,623
Less allowance for doubtful accounts	(3,802)	(2,951)
Receivables, net of allowance for doubtful accounts	$81,690	$60,672
The Company recognized impairment losses on receivables arising from contracts with customers for the three and nine months ended October 31, 2018 of $0.2 million and $0.5 million. Impairment losses on receivables arising from other contracts amounted to $0.1 million and $0.2 million for the three and nine months ended October 31, 2018.

NOTE 4 - INVENTORIES

	October 31, 2018	January 31, 2018
	(in thousands)
New equipment	$332,781	$258,559
Used equipment	118,407	141,450
Parts and attachments	71,965	71,110
Work in process	2,124	1,348
	$525,277	$472,467

NOTE 5 - PROPERTY AND EQUIPMENT

	October 31, 2018	January 31, 2018
	(in thousands)
Rental fleet equipment	$114,094	$123,430
Machinery and equipment	22,567	22,025
Vehicles	41,549	37,741
Furniture and fixtures	40,576	39,851
Land, buildings, and leasehold improvements	65,873	62,243
	284,659	285,290
Less accumulated depreciation	(140,633)	(134,243)
	$144,026	$151,047
The Company reviews its long-lived assets for potential impairment when events or circumstances indicate that the carrying value of the long-lived asset (or asset group) may not be recoverable. During the three months ended October 31, 2018, the Company determined, based on changing expectations regarding the future use of a long-lived asset, that the carrying value of the asset, equal to $1.0 million, may not be recoverable. The Company performed the first step of the long-lived asset impairment analysis and concluded that the carrying value was not recoverable. Accordingly, the Company performed step two of the impairment analysis and estimated the fair value of the asset using an income approach. The Company recognized an impairment charge of $0.3 million within the Agriculture segment during the three months ended October 31, 2018. For the nine months ended October 31, 2018, the Company recognized total impairment charges of $0.5 million, of which $0.3 million was recognized within the Company's Agriculture segment and $0.2 million was recognized within the International segment. An immaterial amount of impairment charges within the Company's Agriculture segment was recognized during the three and nine months ended October 31, 2017.
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
As of October 31, 2018, the Company had discretionary floorplan lines of credit for equipment inventory purchases totaling $652.5 million, which includes a $140.0 million floorplan payable line of credit under our second amended and restated credit agreement with Wells Fargo (the "Wells Fargo Credit Agreement"), a $320.0 million credit facility with CNH Industrial Capital, a $45.0 million credit facility with DLL Finance and the U.S. dollar equivalent of $147.5 million in credit facilities related to our foreign subsidiaries. Floorplan payables relating to these credit facilities totaled $323.9 million of the total floorplan payable balance of $332.9 million outstanding as of October 31, 2018 and $239.2 million of the total floorplan payable balance of $247.4 million outstanding as of January 31, 2018. The remaining outstanding balances relate to equipment inventory financing from manufacturers and non-manufacturer lenders other than the lines of credit described above. As of October 31, 2018, the interest-bearing U.S. floorplan payables carried various interest rates primarily ranging from 4.51% to 7.25%, and the foreign floorplan payables carried various interest rates primarily ranging from 0.93% to 8.31%.
As of October 31, 2018, the Company had a compensating balance arrangement under one of its foreign floorplan credit facilities, which requires a minimum cash deposit to be maintained with the lender in the amount of $5.0 million for the term of the credit facility.

Working Capital Line of Credit
As of October 31, 2018, the Company had a $60.0 million working capital line of credit under the Wells Fargo Credit Agreement. The Company had no amount and $13.0 million outstanding on this line of credit as of October 31, 2018 and January 31, 2018. As of October 31, 2018, the working capital line of credit carried an interest rate of 4.51%.
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
In November 2018, the Company entered into an additional amendment to the credit facility with CNH Industrial Capital modifying the maximum level of adjusted debt to tangible net worth from 3.00:1.00 to 3.50:1.00, and to exclude from the minimum fixed charge cover ratio the pending pay-off of our senior convertible notes in May 2019.
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
NOTE 7 - DEFERRED REVENUE

	October 31, 2018	January 31, 2018
	(in thousands)
Deferred revenue from contracts with customers	$15,437	$30,139
Deferred revenue from rental and other contracts	1,471	2,186
	$16,908	$32,324

NOTE 8 - SENIOR CONVERTIBLE NOTES
The Company’s 3.75% senior convertible notes issued on April 24, 2012 (“senior convertible notes”) consist of the following:

	October 31, 2018	January 31, 2018
	(in thousands except conversion rate and conversion price)
Principal value	$45,644	$65,644
Unamortized debt discount	(705)	(2,497)
Unamortized debt issuance costs	(92)	(328)
Carrying value of senior convertible notes	$44,847	$62,819

Carrying value of equity component, net of deferred taxes	$14,923	$14,923

Conversion rate (shares of common stock per $1,000 principal amount of notes)	23.1626
Conversion price (per share of common stock)	$43.17
During the nine months ended October 31, 2018, the Company repurchased an aggregate of $20.0 million face value ($19.4 million carrying value) of its senior convertible notes with $20.0 million in cash. All consideration was attributed to the extinguishment of the liability and the Company recognized a pre-tax loss of $0.6 million on the repurchase. For the nine months ended October 31, 2017, the Company repurchased an aggregate of $30.1 million face value ($28.1 million carrying value) of its senior convertible notes with $29.1 million in cash. Of the $29.1 million in total cash consideration, $28.1 million was attributed to the extinguishment of the liability and $1.0 million was attributed to the reacquisition of a portion of the equity component of the instrument. The Company recognized an immaterial net pre-tax gain on the extinguishment of the liability and recognized a $0.6 million after-tax reduction in additional paid-in capital from the reacquisition of the equity component. In total, the Company has repurchased an aggregate of $104.4 million face value ($96.6 million carrying value) of its senior convertible notes with $95.1 million in cash. Gains and losses on repurchases are included in other interest expense in the Consolidated Statements of Operations.
The Company recognized interest expense associated with its senior convertible notes as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Cash Interest Expense
Coupon interest expense	$428	$666	$1,579	$2,157
Noncash Interest Expense
Amortization of debt discount	356	517	1,271	1,628
Amortization of transaction costs	47	71	169	225
	$831	$1,254	$3,019	$4,010
The senior convertible notes mature on May 1, 2019, unless purchased earlier by the Company, redeemed or converted. As of October 31, 2018, the unamortized debt discount will be amortized over a remaining period of six months. As of October 31, 2018 and January 31, 2018, the if-converted value of the senior convertible notes did not exceed the principal balance. The effective interest rate of the liability component was equal to 7.3% for each of the consolidated statements of operations periods presented.
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
The following table sets forth the notional value of the Company's outstanding derivative instruments.

	Notional Amount as of:
	October 31, 2018	January 31, 2018
	(in thousands)
Cash flow hedges:
Interest rate swap	$—	$—
Derivatives not designated as hedging instruments:
Foreign currency contracts	12,011	14,368
As of October 31, 2018 and January 31, 2018, the fair value of the Company's outstanding derivative instruments was not material. Derivative instruments recognized as assets are recorded in prepaid expenses and other in the consolidated balance sheets, and derivative instruments recognized as liabilities are recorded in accrued expenses and other in the consolidated balance sheets.

The following table sets forth the gains and losses (before the related income tax effects) recognized in other comprehensive income (loss) ("OCI") and income (loss) related to the Company’s derivative instruments for the three and nine months ended October 31, 2018 and 2017:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2018		2017		2018		2017
	OCI	Income (Loss)	OCI	Income (Loss)	OCI	Income (Loss)	OCI	Income (Loss)
	(in thousands)				(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate swap (a)	—	—	—	(98)	—	—	48	(1,084)
Derivatives Not Designated as Hedging Instruments:
Foreign currency contracts (b)	—	634	—	78	—	1,757	—	(978)
Total Derivatives	$—	$634	$—	$(20)	$—	$1,757	$48	$(2,062)

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
NOTE 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS
As of October 31, 2018 and January 31, 2018, the fair value of the Company's foreign currency contracts, which are either assets or liabilities measured at fair value on a recurring basis, was not material. These foreign currency contracts were valued using a discounted cash flow analysis, an income approach, utilizing readily observable market data as inputs, which is classified as a Level 2 fair value measurement.
The Company also valued certain long-lived assets at fair value on a non-recurring basis as of October 31, 2018 as part of its long-lived asset impairment testing. The estimated fair value of such assets was $0.7 million. Fair value was estimated through an income approach incorporating both observable and unobservable inputs, and are deemed to be Level 3 fair value inputs. The most significant unobservable inputs include forecasted net cash generated from the use of the assets and the discount rate applied to such cash flows to arrive at a fair value estimate. In addition, in certain instances the Company estimated the fair value of long-lived assets to approximate zero as no future cash flows were assumed to be generated from the use of such assets and the expected sales values were deemed to be nominal. All such fair value measurements were based on unobservable inputs and thus are Level 3 fair value inputs.
The Company also has financial instruments that are not recorded at fair value in its consolidated financial statements. The carrying amount of cash, receivables, payables, short-term debt and other current liabilities approximates fair value because of the short maturity and/or frequent repricing of those instruments, which are Level 2 fair value inputs. Based upon current borrowing rates for similar instruments with similar maturities, which are Level 2 fair value inputs, the carrying value of long-term debt approximates the fair value as of October 31, 2018 and January 31, 2018. The following table provides details on the senior convertible notes as of October 31, 2018 and January 31, 2018. The difference between the face value and the carrying value of these notes is the result of the allocation between the debt and equity components, and unamortized debt issuance costs. Fair value of the senior convertible notes was estimated based on Level 2 fair value inputs.

	October 31, 2018			January 31, 2018
	Estimated Fair Value	Carrying Value	Face Value	Estimated Fair Value	Carrying Value	Face Value
	(in thousands)			(in thousands)
Senior convertible notes	$45,644	$44,847	$45,644	$65,000	$62,819	$65,644

NOTE 11 - INCOME TAXES
Federal tax legislation enacted on December 22, 2017 commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"), made broad changes to the U.S. tax code, including, among other things, reducing the U.S. federal corporate tax rate from 35% to 21%, creating a new provision designed to tax global intangible low-taxed income ("GILTI"), imposing a new limitation on deductible interest expense, and modifying the rules related to uses and limitations of net operating losses. The Company has applied the guidance in Accounting Standards Update 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, when accounting for the enactment-date effects of the Tax Act. During the second quarter of fiscal 2019, the Company completed its evaluation of the GILTI provisions of the Tax Act. Under U.S. accounting rules, the Company is allowed to make an accounting policy election of either treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred or factoring such amounts into our measurement of deferred taxes. The Company has elected to treat future GILTI inclusions as a current period expense when incurred. The Company has included the current period estimated tax effects of GILTI within its estimated annual effective tax rate.
Our effective tax rate was 15.6% and 22.0% for the three and nine months ended October 31, 2018 compared to an effective tax rate of 51.2% and 25.6% for the three and nine months ended October 31, 2017. Our effective tax rate differs from the domestic federal statutory tax rate due to changes in mix of domestic and foreign income or losses and the impact of the recognition of valuation allowances on our U.S. federal, state and certain of our foreign deferred tax assets, including net operating losses. Our effective tax rate for the three months ended October 31, 2018 was also impacted by certain discrete items recognized during the quarter and from a decreased impact of GILTI due to a changing mix of domestic and foreign income and tax planning strategies to be applied to minimize the current year impact of GILTI.
NOTE 12 - RELATED PARTY TRANSACTIONS
Effective February 1, 2017, the Company and Peter Christianson (our former President and former member of our Board of Directors), who is a brother of Tony Christianson (a member of our Board of Directors), agreed to terminate a consulting arrangement between the parties. In connection with the termination, the Company agreed to pay Mr. Peter Christianson the sum of $0.7 million, payable in two equal installments in fiscal 2018 and fiscal 2019. All unvested stock options and shares of restricted stock held by Mr. Peter Christianson were allowed to vest as scheduled. As a result of the termination agreement, the Company recognized for the nine months ended October 31, 2017, a total of $0.8 million in termination costs, consisting of $0.7 million for future cash payments owed to Mr. Peter Christianson and $0.1 million for unvested shares of restricted stock. These termination costs are included in restructuring costs in the consolidated statements of operations. As of October 31, 2018, all amounts owed to Mr. Peter Christianson had been paid in full.
Effective September 8, 2017, the Company sold a real estate asset that was primarily used for field training purposes to Stiklestad LLC for $1.8 million. Stiklestad LLC is owned by the members of the family of David Meyer, the Company's Chief Executive Officer. No gain or loss was recognized on the transaction and the Company believes the selling price approximated fair value.
NOTE 13 - BUSINESS COMBINATIONS
On July 2, 2018, the Company, through a newly created, wholly-owned German subsidiary, acquired all interests of two commonly-controlled companies, AGRAM Landtechnikvertrieb GmbH and AGRAM Landtechnik Rollwitz GmbH (collectively "AGRAM"), for $19.2 million in cash consideration. Founded in 1990, AGRAM is a CaseIH and Steyr dealership complex consisting of four agriculture dealership locations in the following cities of Germany: Altranft, Burkau, Gutzkow, and Rollwitz. Our acquisition of these entities provides the Company the opportunity to expand our international presence into the large, well-established German market.
Following the acquisition, the legal name of AGRAM Landtechnikvertrieb GmbH was changed to Titan Machinery Deutschland GmbH ("Titan Deutschland") and a legal merger was completed merging the three German legal entities into a single entity with Titan Deutschland remaining as the surviving entity.
Each of the Company’s foreign subsidiaries, including its Luxembourg domiciled holding subsidiary, which is the direct owner of the newly created, wholly-owned German subsidiary created to complete the acquisition, have fiscal quarters and a fiscal year-end equal to the calendar quarterly periods and year-end. Titan Deutschland also maintains fiscal quarters and a fiscal year-end equal to the calendar periods. The quarterly and annual financial statements of all of the Company's foreign subsidiaries are consolidated into the Company’s U.S. quarterly and annual fiscal periods that end on April 30th, July 31st, October 31st and January 31st. Accordingly, the acquisition of AGRAM that closed on July 2, 2018 was recognized within the third quarter of fiscal 2019.

The AGRAM acquisition has been accounted for under the acquisition method of accounting, which requires the Company to estimate the acquisition date fair value of the assets acquired and liabilities assumed. The fair value of the consideration paid exceeded the preliminarily estimated fair value of the assets acquired and liabilities assumed, which resulted in the recognition of $0.8 million of goodwill. The recognition of goodwill arose from the acquisition of an assembled workforce and anticipated synergies within our International segment. The entire goodwill amount will be assigned to the International segment and is not expected to be deductible for income tax purposes. The Company recognized a customer relationship intangible asset in the amount of $0.1 million, which will be amortized over a three-year period, and recognized a distribution rights intangible asset in the amount of $1.8 million that is an indefinite-lived intangible asset not subject to amortization. The Company estimated the fair value of the customer relationship and distribution rights intangible assets using a multi-period excess earnings model, an income approach. All acquisition-related costs, which amounted to $0.2 million, have been expensed as incurred and recognized as operating expenses in the consolidated statement of operations.
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

(in thousands)
Assets acquired:
Cash	$3,857
Receivables	5,340
Inventories	21,725
Prepaid expenses and other	887
Property and equipment	3,512
Intangible assets	1,944
Goodwill	765
Other	61
$38,091
Liabilities assumed:
Accounts payable	1,553
Floorplan payable	13,820
Deferred revenue	85
Accrued expenses and other	1,120
Long-term debt	1,725
Deferred income taxes	632
$18,935
Net assets acquired	$19,156

NOTE 14 - RESTRUCTURING COSTS
In February 2017, to better align the Company's cost structure and business in certain markets, the Company announced a restructuring plan (the "Fiscal 2018 Restructuring Plan") to close one Construction location and 14 Agriculture locations. As of January 31, 2018, the Company had closed and fully exited all of these locations and had completed its Fiscal 2018 Restructuring Plan.

Restructuring costs associated with the Fiscal 2018 Restructuring Plan are summarized in the following table:

	Three Months Ended October 31,		Nine Months Ended October 31,		Cumulative Amount
	2018	2017	2018	2017
	(in thousands)
Lease accrual and terminations costs	$(151)	$1,598	$414	$5,920	$6,095
Termination benefits	—	943	—	4,667	5,053
Impairment of fixed assets, net of gains on asset disposition	—	(55)	—	(620)	2,206
Asset relocation and other closing costs	—	101	—	513	516
	$(151)	$2,587	$414	$10,480	$13,870
Restructuring charges associated with the Fiscal 2018 Restructuring Plan are summarized by segment in the following table:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
	(in thousands)
Segment
Agriculture	$208	$567	$441	$7,239
Construction	(359)	1,671	(27)	2,009
International	—	60	—	60
Shared Resources	—	289	—	1,172
Total	$(151)	$2,587	$414	$10,480
A reconciliation of the beginning and ending exit cost liability balance associated with the Fiscal 2018 Restructuring Plan is as follows:

	Lease Accrual & Termination Costs	Termination Benefits	Total
	(in thousands)
Balance, January 31, 2018	$5,393	$404	$5,797
Exist costs incurred and charged to expense	—	—	$—
Adjustments	414	(17)	$397
Exit costs paid	(3,354)	(387)	$(3,741)
Balance, October 31, 2018	$2,453	$—	$2,453
As of October 31, 2018 and January 31, 2018, $2.2 million and $4.8 million of the exit cost liability is included in other long-term liabilities and $0.2 million and $1.0 million are included in accrued expenses and other in the consolidated balance sheets.
In April 2018, the Company paid $3.0 million to terminate the real estate lease agreement for one of the Company's previously closed stores. The termination payment approximated the recorded lease accrual liability and therefore the impact to the consolidated statement of operations was not material. As circumstances warrant, the Company revises its assumptions regarding the timing and amount of estimated future cash flows associated with its cease-use lease liabilities of its closed store locations. For the three and nine months ended October 31, 2018, the Company recognized a restructuring benefit of $0.2 million and restructuring expense of $0.4 million as the result of adjustments to its cease-use liabilities for certain of its closed stores.
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
The Company is also engaged in other legal proceedings incidental to the normal course of business. Due to their nature, such legal proceedings involve inherent uncertainties, including but not limited to, court rulings, negotiations between affected parties and governmental intervention. Based upon the information available to the Company and discussions with legal counsel, it is the Company's opinion that the outcome of these various legal actions and claims will not have a material impact on the financial position, results of operations or cash flows. These matters, however, are subject to many uncertainties, and the outcome of any matter is not predictable with assurance.
NOTE 16 - SEGMENT INFORMATION
The Company has three reportable segments: Agriculture, Construction and International. Revenue between segments is immaterial. The Company retains various unallocated income/(expense) items and assets at the general corporate level, which the Company refers to as “Shared Resources” in the table below. Shared Resources assets primarily consist of cash and property and equipment.
Certain financial information for each of the Company’s business segments is set forth below.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Revenue
Agriculture	$210,721	$186,546	$506,404	$488,716
Construction	78,706	72,942	220,043	214,252
International	74,222	70,853	182,772	160,362
Total	$363,649	$330,341	$909,219	$863,330

Income (Loss) Before Income Taxes
Agriculture	$9,383	$4,909	$15,666	$(5,870)
Construction	1,154	(2,373)	(1,773)	(4,076)
International	2,596	2,453	6,235	3,331
Segment income (loss) before income taxes	13,133	4,989	20,128	(6,615)
Shared Resources	(363)	(103)	(1,732)	(5,119)
Total	$12,770	$4,886	$18,396	$(11,734)

	October 31, 2018	January 31, 2018
	(in thousands)
Total Assets
Agriculture	$403,834	$400,017
Construction	245,614	211,154
International	173,727	126,251
Segment assets	823,175	737,422
Shared Resources	2,035	22,886
Total	$825,210	$760,308

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
The agriculture industry has been experiencing challenging conditions such as low agricultural commodity prices and net farm income, which, among other things, have a negative effect on customer sentiment and our customers' ability to secure financing for their equipment purchases. Changes in actual or anticipated net farm income generally have a direct correlation with agricultural equipment purchases by farmers. In November 2018, the U.S. Department of Agriculture ("USDA") published its U.S. farm sector financial indicators. The USDA projected net farm income for calendar year 2018 to decrease 12.1% as compared to calendar year 2017 and to be 23.7% below the most recent five-year average. These industry conditions have reduced demand for equipment purchases, service work and parts, resulting in decreased same-store sales, equipment revenue and equipment gross profit margin, and have caused an oversupply of equipment inventory in our geographic footprint. In addition, these agriculture industry conditions have also led to a reduction of purchases of construction equipment by customers in the agriculture industry, negatively impacting certain of our Construction stores.
Our net income was $10.8 million, or $0.48 per diluted share, for the third quarter of fiscal 2019, compared to net income of $2.4 million, or $0.11 per diluted share, for the third quarter of fiscal 2018. Our adjusted diluted earnings per share was $0.49 for the third quarter of fiscal 2019, compared to an adjusted diluted earnings per share of $0.20 for the third quarter of fiscal 2018. See the Non-GAAP Financial Measures section below for a reconciliation of adjusted diluted earnings per share to the most comparable GAAP measure. Significant factors impacting the quarterly comparisons were:

•
Revenue increased 10.1% in the third quarter of fiscal 2019, as compared to the third quarter last year. This revenue increase was primarily the result of higher equipment sales in our Agriculture segment.

•
Total gross profit margin increased to 19.1% for the third quarter of fiscal 2019, as compared to 18.6% for the third quarter of fiscal 2018. The increase in gross profit margin was primarily the result of higher gross profit margins on equipment revenues.

•
In the third quarter of fiscal 2019, restructuring and impairment charges decreased $2.4 million as compared to the third quarter last year, due to restructuring charges associated with our Fiscal 2018 Restructuring Plan primarily being incurred during fiscal 2018. See the Fiscal 2018 Restructuring Plan section below for further details.

Fiscal 2018 Restructuring Plan
In February 2017, to better align the Company's cost structure and business in certain markets, the Company announced a dealership restructuring plan (the "Fiscal 2018 Restructuring Plan"), which included the closure of one Construction location and 14 Agriculture locations. As of January 31, 2018, the Company had closed and fully exited all of these locations and had completed its Fiscal 2018 Restructuring Plan. For the three and nine months ended October 31, 2018, the Company recognized a restructuring benefit of $0.2 million and restructuring expense of $0.4 million as the result of revised assumptions regarding the timing and amount of estimated future cash flows associated with its cease-use liabilities for certain of its closed store locations. The Company recognized $2.5 million and $10.3 million in restructuring charges for the three and nine months ended October 31, 2017 and $10.5 million in restructuring charges during the full fiscal year ended January 31, 2018.
AGRAM Acquisition
On July 2, 2018, the Company continued its strategy of acquiring dealerships in desired market areas with its acquisition of two commonly-controlled companies, AGRAM Landtechnikvertrieb GmbH and AGRAM Landtechnik Rollwitz GmbH (collectively "AGRAM"). AGRAM consists of four Case IH agriculture dealership locations in the following cities of Germany; Altranft, Burkau, Gutzkow, and Rollowitz. Total cash consideration paid in the acquisition was $19.2 million, which the Company financed through available cash resources and capacity under our existing floorplan payable and other credit facilities. The four AGRAM dealerships are included within our International segment. As described in Note 13, Business Combinations, the acquisition was a third-quarter of fiscal 2019 transaction within our International segment.
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

Comparative financial data for each of our four sources of revenue are expressed below.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
	(dollars in thousands)		(dollars in thousands)
Equipment
Revenue	$241,198	$215,956	$590,823	$551,752
Cost of revenue	218,204	199,154	534,443	509,400
Gross profit	$22,994	$16,802	$56,380	$42,352
Gross profit margin	9.5%	7.8%	9.5%	7.7%
Parts
Revenue	$70,118	$64,729	$181,651	$176,892
Cost of revenue	49,481	45,408	128,683	124,868
Gross profit	$20,637	$19,321	$52,968	$52,024
Gross profit margin	29.4%	29.8%	29.2%	29.4%
Service
Revenue	$33,560	$31,532	$92,187	$90,807
Cost of revenue	11,841	11,139	34,475	33,377
Gross profit	$21,719	$20,393	$57,712	$57,430
Gross profit margin	64.7%	64.7%	62.6%	63.2%
Rental and other
Revenue	$18,773	$18,124	$44,558	$43,879
Cost of revenue	14,581	13,163	35,617	32,482
Gross profit	$4,192	$4,961	$8,941	$11,397
Gross profit margin	22.3%	27.4%	20.1%	26.0%
The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Revenue
Equipment	66.3%	65.4%	65.0%	63.9%
Parts	19.3%	19.6%	20.0%	20.5%
Service	9.2%	9.5%	10.1%	10.5%
Rental and other	5.2%	5.5%	4.9%	5.1%
Total Revenue	100.0%	100.0%	100.0%	100.0%
Total Cost of Revenue	80.9%	81.4%	80.6%	81.1%
Gross Profit Margin	19.1%	18.6%	19.4%	18.9%
Operating Expenses	14.7%	15.2%	16.2%	17.7%
Impairment of Intangible and Long-Lived Assets	0.1%	—%	0.1%	—%
Restructuring Costs	—%	0.8%	—%	1.2%
Income (Loss) from Operations	4.4%	2.6%	3.0%	—%
Other Income (Expense)	(0.9)%	(1.1)%	(1.0)%	(1.4)%
Income (Loss) Before Income Taxes	3.5%	1.5%	2.0%	(1.4)%
Provision for (Benefit from) Income Taxes	0.5%	0.8%	0.4%	(0.4)%
Net Income (Loss)	3.0%	0.7%	1.6%	(1.0)%

Three Months Ended October 31, 2018 Compared to Three Months Ended October 31, 2017
Consolidated Results
Revenue

	Three Months Ended October 31,		Increase/	Percent
	2018	2017	(Decrease)	Change
	(dollars in thousands)
Equipment	$241,198	$215,956	$25,242	11.7%
Parts	70,118	64,729	5,389	8.3%
Service	33,560	31,532	2,028	6.4%
Rental and other	18,773	18,124	649	3.6%
Total Revenue	$363,649	$330,341	$33,308	10.1%

The increase in revenue for the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018 was the result of increased revenue from all revenue sources. Same-store sales increased 7.3% primarily as a result of an increase in equipment revenue within our Agriculture segment and an overall revenue increase within our Construction segment. Revenue was also positively impacted by our AGRAM acquisition completed early in the third quarter of fiscal 2019.
Gross Profit

	Three Months Ended October 31,		Increase/	Percent
	2018	2017	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$22,994	$16,802	$6,192	36.9%
Parts	20,637	19,321	1,316	6.8%
Service	21,719	20,393	1,326	6.5%
Rental and other	4,192	4,961	(767)	(15.5)%
Total Gross Profit	$69,542	$61,477	$8,066	13.1%
Gross Profit Margin
Equipment	9.5%	7.8%	1.7%	21.8%
Parts	29.4%	29.8%	(0.4)%	(1.3)%
Service	64.7%	64.7%	—%	—%
Rental and other	22.3%	27.4%	(5.1)%	(18.6)%
Total Gross Profit Margin	19.1%	18.6%	0.5%	2.7%
Gross Profit Mix
Equipment	33.1%	27.3%	5.8%	21.2%
Parts	29.7%	31.4%	(1.7)%	(5.4)%
Service	31.2%	33.2%	(2.0)%	(6.0)%
Rental and other	6.0%	8.1%	(2.1)%	(25.9)%
Total Gross Profit Mix	100.0%	100.0%

Gross profit for the third quarter of fiscal 2019 increased 13.1% as compared to the same period last year. Gross profit margins increased from 18.6% for the third quarter of fiscal 2018 to 19.1% for the third quarter of fiscal 2019. The increase in gross profit was the result of increased revenue and increased equipment gross profit margins. The increase in equipment gross profit margin was partially offset by lower rental and other gross profit margin.
Our company-wide absorption rate increased to 94.0% for the third quarter of fiscal 2019 compared to 92.0% during the same period last year primarily driven by the increase in gross profit from parts and service in the third quarter of fiscal 2019.

Operating Expenses

	Three Months Ended October 31,		Increase/	Percent
	2018	2017	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$53,306	$50,374	$2,932	5.8%
Operating Expenses as a Percentage of Revenue	14.7%	15.2%	(0.5)%	(3.3)%
Our operating expenses in the third quarter of fiscal 2019 increased $2.9 million as compared to the third quarter of fiscal 2018 as a result of increased International segment operating expenses resulting from our AGRAM acquisition and increased variable expenses associated with higher levels of equipment revenue. Operating expenses as a percentage of revenue decreased to 14.7% in the third quarter of fiscal 2019 from 15.2% in the third quarter of fiscal 2018. The decrease in operating expenses as a percentage of total revenue was primarily due to the increase in total revenue in the third quarter of fiscal 2019, as compared to the third quarter of fiscal 2018, which positively affected our ability to leverage our fixed operating costs.
Restructuring Costs

	Three Months Ended October 31,		Increase/	Percent
	2018	2017	(Decrease)	Change
	(dollars in thousands)
Impairment of Long-Lived Assets	$304	$131	$173	(132.1)%
Restructuring Costs	(151)	2,456	(2,607)	n/m
A restructuring benefit of $0.2 million was recognized in the third quarter of fiscal 2019 related to the Company's revised assumptions, based on changes in circumstances, for our cease-use lease liabilities associated with certain of our previously closed store locations. Restructuring costs of $2.5 million were recognized in the third quarter of fiscal 2018 relating to charges recognized in connection with our Fiscal 2018 Restructuring Plan and included accrued charges for lease terminations and remaining lease obligations, termination benefits, and the costs associated with relocating certain assets of our closed stores.
Other Income (Expense)

	Three Months Ended October 31,		Increase/	Percent
	2018	2017	(Decrease)	Change
	(dollars in thousands)
Interest income and other income	$160	$380	$(220)	(57.9)%
Floorplan interest expense	(1,856)	(1,900)	(44)	2.3%
Other interest expense	(1,617)	(2,110)	(493)	23.4%
Interest expense associated with our senior convertible notes, which is reflected in other interest expense, decreased in the third quarter of fiscal 2019 by $0.4 million, as compared to the same period last year, due to our repurchases of outstanding senior convertible notes in prior periods.
Provision for Income Taxes

	Three Months Ended October 31,		Increase/	Percent
	2018	2017	(Decrease)	Change
	(dollars in thousands)
Provision for Income Taxes	$1,994	$2,502	$(508)	20.3%

Our effective tax rate was 15.6% for the third quarter of fiscal 2019 and 51.2% for the third quarter of fiscal 2018. Our effective tax rate is impacted by the mix of income or losses in our domestic and international jurisdictions as well as the impact of recognizing valuation allowances on our deferred tax assets, including net operating losses. Our effective tax rate is also impacted by the Tax Cuts and Jobs Act (the "Tax Act") enacted in December 2017. The Tax Act, among other things, reduced the U.S. federal corporate tax rate from 35% to 21% and introduced a new provision designed to tax global intangible low-taxed income ("GILTI"). Our effective tax rate for the three months ended October 31, 2018 was also impacted by certain discrete items recognized during the quarter and from a decreased impact of GILTI, compared to prior quarters of fiscal 2019, due to a changing mix of domestic and foreign income and tax planning strategies to be applied to minimize the current year impact of GILTI.

Segment Results
Certain financial information for our Agriculture, Construction and International business segments is set forth below. “Shared Resources” in the table below refers to the various unallocated income/(expense) items that we have retained at the general corporate level. Revenue between segments is immaterial.

	Three Months Ended October 31,		Increase/	Percent
	2018	2017	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$210,721	$186,546	$24,175	13.0%
Construction	78,706	72,942	5,764	7.9%
International	74,222	70,853	3,369	4.8%
Total	$363,649	$330,341	$33,308	10.1%

Income (Loss) Before Income Taxes
Agriculture	$9,383	$4,909	$4,474	91.1%
Construction	1,154	(2,373)	3,527	n/m
International	2,596	2,453	143	5.8%
Segment income (loss) before income taxes	13,133	4,989	8,144	n/m
Shared Resources	(363)	(103)	(260)	n/m
Total	$12,770	$4,886	$7,884	n/m
Agriculture
Agriculture segment revenue for the third quarter of fiscal 2019 increased 13.0% compared to the third quarter of fiscal 2018. Agriculture same-store sales increased 12.4% compared to the same period last year. The increase in same-stores sales was primarily the result of increased equipment revenue arising from customer replacement demand despite the aforementioned difficult industry conditions.
Agriculture segment income before income taxes was $9.4 million for the third quarter of fiscal 2019 compared to $4.9 million for the third quarter of fiscal 2018. The improvement in segment results was primarily the result of increased equipment revenues and improved equipment gross profit margins, but partially offset by increased variable expenses associated with higher equipment revenues.
Construction
Construction segment revenue for the third quarter of fiscal 2019 increased 7.9% compared to the third quarter of fiscal 2018. The increase in revenue, all of which was due to a same-store sales increase, was driven by an increase in equipment, parts and service revenue.
Our Construction segment income before income taxes was $1.2 million for the third quarter of fiscal 2019 compared to a $2.4 million loss before income taxes in the third quarter of fiscal 2018. The increase in segment results was primarily due to increased revenue and reduced restructuring costs recognized in the third quarter of fiscal 2019 as compared to the third quarter of fiscal 2018, but partially offset by lower rental and other gross profit margins. The decrease in rental and other gross profit margin was primarily due to a changing mix of rental revenue with a higher percentage of revenue arising from lower margin inventory rentals as well as higher maintenance costs on our dedicated rental fleet in the third quarter of fiscal 2019 as compared to the third quarter of fiscal 2018. The dollar utilization of our rental fleet increased from 27.2% in the third quarter of fiscal 2018 to 28.8% in the third quarter of fiscal 2019.
International
International segment revenue for the third quarter of fiscal 2019 increased 4.8% compared to the third quarter of fiscal 2018. The increase in segment revenue was primarily due to our AGRAM acquisition which was completed early in the third quarter of fiscal 2019. The impact of increased revenue from AGRAM was partially offset by lower equipment revenue in the third quarter of fiscal 2019 in certain of our other European markets from the high level of equipment revenue earned in the third quarter of fiscal 2018.

Our International segment income before income taxes was $2.6 million for the third quarter of fiscal 2019 compared to $2.5 million for the same period last year. Income before income taxes remained relatively flat as compared to the prior year.
Shared Resources/Eliminations
We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate most of these net expenses to our segments. Since these allocations are set early in the year, and a portion is planned to be unallocated, unallocated balances may occur. Shared Resources loss before income taxes was $0.4 million for the third quarter of fiscal 2019 compared to loss before income taxes of $0.1 million for the same period last year.
Nine Months Ended October 31, 2018 Compared to Nine Months Ended October 31, 2017
Consolidated Results
Revenue

	Nine Months Ended October 31,		Increase/	Percent
	2018	2017	(Decrease)	Change
	(dollars in thousands)
Equipment	$590,823	$551,752	$39,071	7.1%
Parts	181,651	176,892	4,759	2.7%
Service	92,187	90,807	1,380	1.5%
Rental and other	44,558	43,879	679	1.5%
Total Revenue	$909,219	$863,330	$45,889	5.3%
The increase in revenue for the first nine months of fiscal 2019 compared to the first nine months of fiscal 2018 was the result of increased revenue from all revenue sources. Same-store sales increased 5.3% over the comparable prior year period primarily as a result of an increase in equipment revenue within our Agriculture and International segments. Our total revenue increase was also positively impacted by our AGRAM acquisition.

Gross Profit

	Nine Months Ended October 31,		Increase/	Percent
	2018	2017	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$56,380	$42,352	$14,028	33.1%
Parts	52,968	52,024	944	1.8%
Service	57,712	57,430	282	0.5%
Rental and other	8,941	11,397	(2,456)	(21.5)%
Total Gross Profit	$176,001	$163,203	$12,798	7.8%
Gross Profit Margin
Equipment	9.5%	7.7%	1.8%	23.4%
Parts	29.2%	29.4%	(0.2)%	(0.7)%
Service	62.6%	63.2%	(0.6)%	(0.9)%
Rental and other	20.1%	26.0%	(5.9)%	(22.7)%
Total Gross Profit Margin	19.4%	18.9%	0.5%	2.6%
Gross Profit Mix
Equipment	32.0%	26.0%	6.0%	23.1%
Parts	30.1%	31.8%	(1.7)%	5.3%
Service	32.8%	35.2%	(2.4)%	(6.8)%
Rental and other	5.1%	7.0%	(1.9)%	(27.1)%
Total Gross Profit Mix	100.0%	100.0%

The $12.8 million increase in gross profit for the first nine months of fiscal 2019, as compared to the same period last year, was primarily due to higher revenue for the first nine months of fiscal 2019 and improved gross profit margins, from 18.9% for the first nine months of fiscal 2018 to 19.4% for the first nine months of fiscal 2019. The improvement in gross profit margin was the result of improved equipment margins but partially offset by lower gross profit margins from rental and other revenue.
Our company-wide absorption for the first nine months of fiscal 2019 increased to 85.9% as compared to 81.6% during the same period last year, primarily due to a reduction in our fixed operating costs and floorplan interest expense.
Operating Expenses

	Nine Months Ended October 31,		Increase/	Percent
	2018	2017	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$147,665	$152,884	$(5,219)	(3.4)%
Operating Expenses as a Percentage of Revenue	16.2%	17.7%	(1.5)%	(8.5)%
Our operating expenses for the first nine months of fiscal 2019 decreased $5.2 million as compared to the first nine months of fiscal 2018 and operating expenses as a percentage of revenue improved to 16.2% in the first nine months of fiscal 2019 from 17.7% in the first nine months of fiscal 2018. Operating expenses decreased primarily as a result of cost savings arising from our Fiscal 2018 Restructuring Plan partially offset by increases in our International segment operating expenses resulting from our AGRAM acquisition, which was completed early in the third quarter of fiscal 2019. Operating expenses as a percentage of revenue improved primarily due to the impact of operating expense leverage resulting from higher fiscal 2019 sales volumes.

Restructuring Costs

	Nine Months Ended October 31,		Increase/	Percent
	2018	2017	Decrease	Change
	(dollars in thousands)
Impairment of Long-Lived Assets	$459	$131	$328	n/m
Restructuring Costs	414	10,349	(9,935)	96.0%
Restructuring costs of $0.4 million were recognized for the first nine months of fiscal 2019 related to the Company's revised assumptions, based on changes in circumstances, for our cease-use lease liabilities associated with certain of our previously closed stores. Restructuring costs of $10.3 million were recognized in the first nine months of fiscal 2018 relating to charges recognized in connection with our Fiscal 2018 Restructuring Plan and included accrued charges for lease terminations and remaining lease obligations, termination benefits, and the costs associated with relocating certain assets of our closed stores.
Other Income (Expense)

	Nine Months Ended October 31,		Increase/	Percent
	2018	2017	(Decrease)	Change
	(dollars in thousands)
Interest income and other income	$2,002	$1,840	$162	8.8%
Floorplan interest expense	(4,932)	(6,719)	(1,787)	26.6%
Other interest expense	(6,137)	(6,694)	(557)	8.3%

The decrease in floorplan interest expense for the first nine months of fiscal 2019, as compared to the same period last year, was primarily due to a decrease in our interest-bearing inventory in the first nine months of fiscal 2019. In addition, floorplan interest expense for the first nine months of fiscal 2018 included $0.6 million of expense resulting from the termination and reclassification of accumulated losses on our interest rate swap instrument. Interest expense associated with our senior convertible notes, which is reflected in other interest expense, decreased $0.6 million for the first nine months of fiscal 2019, as compared to the same period last year, due to interest expense savings resulting from our repurchases of our outstanding senior convertible notes.
Provision for (Benefit from) Income Taxes

	Nine Months Ended October 31,		Increase/	Percent
	2018	2017	Decrease	Change
	(dollars in thousands)
Provision for (Benefit from) Income Taxes	$4,055	$(3,000)	$7,055	n/m

Our effective tax rate was 22.0% for the first nine months of fiscal 2019 and 25.6% for the same period last year. Our effective tax rate is impacted by the mix of income or losses in our domestic and international jurisdictions as well as the impact of recognizing valuation allowances on our deferred tax assets, including net operating losses. Our effective tax rate is also impacted by the the Tax Act enacted in December 2017.
Segment Results
Certain financial information for our Agriculture, Construction and International business segments is set forth below. “Shared Resources” in the table below refers to the various unallocated income/(expense) items that we have retained at the general corporate level. Revenue between segments is immaterial.

	Nine Months Ended October 31,		Increase/	Percent
	2018	2017	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$506,404	$488,716	$17,688	3.6%
Construction	220,043	214,252	5,791	2.7%
International	182,772	160,362	22,410	14.0%
Total	$909,219	$863,330	$45,889	5.3%

Income (Loss) Before Income Taxes
Agriculture	$15,666	$(5,870)	$21,536	n/m
Construction	(1,773)	(4,076)	2,303	56.5%
International	6,235	3,331	2,904	87.2%
Segment income (loss) before income taxes	20,128	(6,615)	26,743	n/m
Shared Resources	(1,732)	(5,119)	3,387	66.2%
Total	$18,396	$(11,734)	$30,130	n/m
Agriculture
Agriculture segment revenue for the first nine months of fiscal 2019 increased 3.6% compared to the same period last year. Agriculture same-store sales increased 5.2% compared to the same period last year. The increase in same-store sales was primarily due to an increase in equipment revenue arising from customer replacement demand.
Agriculture segment income before income taxes was $15.7 million for the first nine months of fiscal 2019 compared to a loss before income taxes of $5.9 million over the first nine months of fiscal 2018. The improvement in segment results was largely the result of an increase in equipment sales volume and higher equipment gross profit margins along with operating expense savings as a result of our Fiscal 2018 Restructuring Plan and a decrease in restructuring charges and floorplan interest expense. Restructuring charges decreased from $7.2 million in the first nine months of fiscal 2018 to $0.4 million in the first nine months of fiscal 2019. Floorplan interest expense decreased as the result of a decrease in our interest-bearing inventory in the first nine months of fiscal 2019 compared to the same period last year.
Construction
Construction segment revenue for the first nine months of fiscal 2019 increased 2.7% compared to the same period last year, all of which was due to same-store sales increase in equipment, parts and service revenue.
Our Construction segment loss before income taxes was $1.8 million for the first nine months of fiscal 2019 compared to $4.1 million for the first nine months of fiscal 2018. The improvement in segment results was primarily due to a decrease in restructuring charges and reduced floorplan and other interest expense partially offset by lower rental and other gross profit margins. Restructuring costs for the first nine months of fiscal 2019 were not significant. For the first nine months of fiscal 2018, we recognized $2.0 million of restructuring costs. The decrease in floorplan and other interest expense was primarily due to a reduced level of interest-bearing inventory and rental fleet in the first nine months of fiscal 2019 compared to the first nine months of fiscal 2018. The decrease in rental and other gross profit margin was primarily due to a changing mix of rental revenue with a higher percentage of revenue arising from lower margin inventory rentals and higher maintenance costs on our dedicated rental fleet in the first nine months of fiscal 2019 as compared to the first nine months of fiscal 2018. The dollar utilization of our rental fleet increased slightly from 23.8% in the first nine months of fiscal 2018 to 24.0% in the first nine months of fiscal 2019.
International
International segment revenue for the first nine months of fiscal 2019 increased 14.0% compared to the same period last year primarily due to increased equipment revenue and our AGRAM acquisition that was completed early in the third quarter of fiscal 2019. Equipment revenue increased in the first nine months of fiscal 2019 primarily due to continued strong demand in certain of our markets, which was aided by subvention funds and strong calendar year 2017 crop yields.
Our International segment income before income taxes was $6.2 million for the first nine months of fiscal 2019 compared to $3.3 million for the same period last year. The increase in segment results was primarily due to the increase in segment revenue as noted above plus increased equipment gross profit margins, but partially offset by an increase in operating expenses resulting from our AGRAM acquisition and the continued build-out of our footprint and presence in our European markets.
Shared Resources/Eliminations
We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate most of these net expenses to our segments. Since these allocations are set early in the year, and a portion is planned to be unallocated, unallocated balances may occur. Shared Resources loss before income taxes was $1.7 million for the first nine months of fiscal 2019 compared to loss before income taxes of $5.1 million for the same period last year. For the first nine months of fiscal 2019, loss before income taxes was impacted by a $0.6 million loss recognized as a result of the Company's repurchase of $20.0 million face value of senior convertible notes. For the first nine months of fiscal 2018, loss before income taxes was impacted by $1.2 million in restructuring costs related to the Fiscal 2018 Restructuring Plan and $0.6 million in floorplan interest expense related to the interest rate swap termination and reclassification.
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

The following tables reconcile (i) net income (loss), a GAAP measure, to adjusted net income (loss) and (ii) Diluted EPS, a GAAP measure, to adjusted Diluted EPS:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
	(dollars in thousands, except per share data)
Adjusted Net Income (Loss)
Net Income (Loss)	$10,776	$2,384	$14,341	$(8,734)
Adjustments
(Gain) loss on repurchase of senior convertible notes	—	18	615	(22)
Debt issuance cost write-off	—	—	—	416
Restructuring & impairment charges	153	2,587	873	10,480
Interest rate swap termination & reclassification	—	—	—	631
Total Pre-Tax Adjustments	153	2,605	1,488	11,505
Less: Tax Effect of Adjustments (1)	32	895	280	4,010
Plus: Income Tax Valuation Allowance	—	325	—	525
Total Adjustments	121	2,035	1,208	8,020
Adjusted Net Income (Loss)	$10,897	$4,419	$15,549	$(714)

Adjusted Diluted EPS
Diluted EPS	$0.48	$0.11	$0.65	$(0.40)
Adjustments (2)
(Gain) loss on repurchase of senior convertible notes	—	—	0.03	—
Debt issuance cost write-off	—	—	—	0.02
Restructuring & impairment charges	0.01	0.12	0.04	0.49
Interest rate swap termination & reclassification	—	—	—	0.03
Total Pre-Tax Adjustments	0.01	0.12	0.07	0.54
Less: Tax Effect of Adjustments (1)	—	0.04	0.01	0.19
Plus: Income Tax Valuation Allowance	—	0.01	—	0.02
Total Adjustments	0.01	0.09	0.06	0.37
Adjusted Diluted EPS	$0.49	$0.20	$0.71	$(0.03)
(1) The tax effect of adjustments for the three and nine months ended October 31, 2018 was calculated using a 21% tax rate for all U.S. related items. This rate was determined based on a 21% federal statutory rate and no impact for state taxes given our valuation allowance against state net operating loss carryforwards. No tax effect was recognized for foreign related items as all adjustments occurred in a foreign jurisdiction that has a full valuation allowance against its net operating loss carryforward. The tax effect of adjustments for the three and nine months ended October 31, 2017 was calculated using a 35% tax rate for all U.S. related items and was determined based on a 35% federal statutory tax rate and no impact for state taxes given our valuation allowances against state net operating loss carryforwards. No tax effect was recognized for foreign related items as all adjustments occurred in foreign jurisdictions that have full valuation allowances against net operating loss carryforwards.
(2) Adjustments are net of amounts allocated to participating securities where applicable.

Liquidity and Capital Resources
Sources of Liquidity
Our primary sources of liquidity are cash reserves, cash generated from operations, and borrowings under our floorplan payable and other credit facilities. We expect these sources of liquidity to be sufficient to fund our working capital requirements, acquisitions, capital expenditures and other investments in our business, service our debt, pay our tax and lease obligations and other commitments and contingencies, and meet any seasonal operating requirements for the foreseeable future, provided, however, that our borrowing capacity, under our credit agreements, is dependent on compliance with various covenants as further described in the "Risk Factors" section of our Annual Report in Form 10-K.
Equipment Inventory and Floorplan Payable Credit Facilities
As of October 31, 2018, the Company had discretionary floorplan payable lines of credit for equipment purchases totaling $652.5 million, which included a $140.0 million floorplan payable line under the Wells Fargo Credit Agreement, a $320.0 million credit facility with CNH Industrial Capital, a $45.0 million credit facility with DLL Finance and the U.S. dollar equivalent of $147.5 million in credit facilities related to our foreign subsidiaries. Floorplan payables relating to these credit facilities totaled approximately $323.9 million of the total floorplan payable balance of $332.9 million outstanding as of October 31, 2018.
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
Our equipment inventory turnover remained flat at 1.7 times for the four quarters ended October 31, 2018 compared to the four quarters ended October 31, 2017. The increase in equipment sales volume over the four quarter period ended October 31, 2018 as compared to the four quarter period ended October 31, 2017 was offset by an increase in our average equipment inventory over these time periods. Our equity in equipment inventory, which reflects the portion of our equipment inventory balance that is not financed by floorplan payables, decreased to 26.2% as of October 31, 2018 from 38.2% as of January 31, 2018. The decrease in our equity in equipment inventory is primarily due to the use of our floorplan lines of credit to reduce long-term debt, including our senior convertible notes.
Senior Convertible Notes
The Company's senior convertible notes mature on May 1, 2019, unless purchased earlier by the Company, redeemed or converted. The outstanding principal balance of senior convertible notes as of October 31, 2018 was $45.6 million. The Company expects to have sufficient available cash and sufficient available borrowing capacity under its various floorplan payable and other credit facilities to satisfy the principal balance of our senior convertible notes on the May 1, 2019 maturity date.
Adequacy of Capital Resources
Our primary uses of cash have been to fund our operating activities, including the purchase of inventories and providing for other working capital needs, meeting our debt service requirements, making payments due under our various leasing arrangements, funding capital expenditures, including rental fleet assets, and, from time to time, opportunistically repurchasing our outstanding senior convertible notes. Based on our current operational performance, we believe our cash flow from operations, available cash and available borrowing capacity under our existing credit facilities will adequately provide for our liquidity needs for, at a minimum, the next 12 months. Our main financing arrangements, under which we had discretionary floorplan lines of credit totaling approximately $652.5 million as of October 31, 2018, are described in Note 6 of the notes to our consolidated financial statements. As of October 31, 2018, we were in compliance with the financial covenants under our credit agreements and we were not subject to the fixed charge coverage ratio covenant under the Wells Fargo Credit Agreement as our adjusted excess availability plus eligible cash collateral (as defined therein) was not less than 15% of the total amount of the credit facility as of October 31, 2018. While not expected to occur, if anticipated operating results create the likelihood of a future covenant violation, we would expect to work with our lenders on an appropriate modification or amendment to our financing arrangements.

Cash Flow
Cash Flow Provided By Operating Activities
Net cash provided by operating activities was $11.7 million for the first nine months of fiscal 2019, compared to $56.0 million for the first nine months of fiscal 2018. The heightened level of net cash provided by operating activities for the first nine months of fiscal 2018 was primarily attributable to a changing mix in floorplan financing, in which we drew on our manufacturing floorplan lines of credit and paid down our non-manufacturing floorplan lines of credit and repurchased a portion of our senior convertible notes.
We evaluate our cash flow from operating activities net of all floorplan activity and maintaining a constant level of equity in our equipment inventory. Taking these adjustments into account, our adjusted cash flow provided by operating activities was $1.5 million for the first nine months of fiscal 2019 and adjusted cash flow used for operating activities for the first nine months of fiscal 2018 was $10.8 million. The increase in adjusted cash flow provided by operating activities for the first nine months of fiscal 2019 is primarily the result of improved operating results in the first nine months of fiscal 2019 as compared to the first nine months of fiscal 2018. See the Adjusted Cash Flow Reconciliation below for a reconciliation of adjusted cash flow used for operating activities to the GAAP measure of cash flow used for operating activities.
Cash Flow Used For Investing Activities
Net cash used for investing activities was $23.7 million for the first nine months of fiscal 2019, compared to $18.9 million for the first nine months of fiscal 2018. The increase in cash used for investing activities was the result of cash used for our acquisition of AGRAM in the third quarter of fiscal 2019, but partially offset by lower levels of capital expenditures during the first nine months of fiscal 2019 compared to fiscal 2018 as we seek to manage our level of rental fleet assets and have elected to finance certain other capital expenditures through capital leasing arrangements in fiscal 2019.
Cash Flow Provided By (Used For) Financing Activities
Net cash provided by financing activities was $11.3 million for the first nine months of fiscal 2019 compared to net cash used for financing activities of $46.9 million for the first nine months of fiscal 2018. For the first nine months of fiscal 2019, net cash provided by financing activities was the result of increased non-manufacturer floorplan payables, the proceeds of which were partially used to repurchase $20.0 million face value of our senior convertible notes using $20.0 million in cash and to repay all amounts outstanding under our working capital line under our Wells Fargo Credit Agreement. For the first nine months of fiscal 2018, net cash used for financing activities was the result of paying down our non-manufacturer floorplan payables, increased borrowings under our working capital line under our Wells Fargo Credit Agreement and the $29.1 million of cash used to repurchase senior convertible notes. We may, from time to time, continue to repurchase our senior convertible notes depending on prevailing market conditions, our available liquidity and other factors. These repurchases may be material to our consolidated financial statements.
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
Our equity in equipment inventory decreased to 26.2% as of October 31, 2018 from 38.2% as of January 31, 2018, and decreased to 29.6% as of October 31, 2017 from 41.1% as of January 31, 2017.

Adjusted Cash Flow is a non-GAAP financial measure. We believe that the presentation of Adjusted Cash Flow is relevant and useful to our investors because it provides information on activities we consider to be the normal operation of our business, regardless of financing source and level of financing for our equipment inventory. The following table reconciles net cash provided by (used for) operating activities, a GAAP measure, to adjusted net cash provided by (used for) operating activities and net cash provided by (used for) financing activities, a GAAP measure, to adjusted net cash provided by (used for) financing activities.

	Net Cash Provided by (Used for) Operating Activities		Net Cash Provided by (Used for) Financing Activities
	Nine Months Ended October 31, 2018	Nine Months Ended October 31, 2017	Nine Months Ended October 31, 2018	Nine Months Ended October 31, 2017
	(in thousands)		(in thousands)
Cash Flow, As Reported	$11,726	$56,031	$11,309	$(46,939)
Adjustment for Non-Manufacturer Floorplan Net Payments	43,896	(14,357)	(43,896)	14,357
Adjustment for Constant Equity in Equipment Inventory	(54,109)	(52,506)	—	—
Adjusted Cash Flow	$1,513	$(10,832)	$(32,587)	$(32,582)
Certain Information Concerning Off-Balance Sheet Arrangements
As of October 31, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. In the normal course of our business activities, we lease real estate, vehicles and equipment under operating leases.
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
Forward-looking statements are statements based on future expectations and specifically may include, among other things, statements relating to our expectations regarding exchange rate and interest rate impact on our business, the impact of farm income levels on our customers' demand for agricultural equipment and services, the impact of oil prices on market demand for equipment and services, the general market conditions of the agricultural and construction industries, equipment inventory levels, and our primary liquidity sources and adequacy of our capital resources. Any statements that are not based upon historical facts, including the outcome of events that have not yet occurred and our expectations for future performance, are forward-looking statements. The words “potential,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” “plan,” “anticipate,” and similar words and expressions are intended to identify forward-looking statements. Such statements are based upon the current beliefs and expectations of our management. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, adverse market conditions in the agricultural and construction equipment industries, and those matters identified and discussed under the section titled “Risk Factors” in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q. Although we are not aware of any other factors, aside from those discussed in our Form 10-K, that we currently anticipate will cause our forward-looking statements to differ materially from our future actual results, or materially affect the Company’s financial condition or future results, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition and/or operating results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates.
Interest Rate Risk
Exposure to changes in interest rates results from borrowing activities used to fund operations. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. We have both fixed and floating rate financing. Some of our floating rate credit facilities contain minimum rates of interest to be charged. Based upon our interest-bearing balances and interest rates as of October 31, 2018, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $1.5 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $1.5 million. At October 31, 2018, we had floorplan payables of $332.9 million, of which approximately $153.8 million was variable-rate floorplan payable and $179.1 million was non-interest bearing. In addition, at October 31, 2018, we had total long-term debt, including our senior convertible notes, of $74.9 million, all of which was fixed rate debt.
Foreign Currency Exchange Rate Risk
Our foreign currency exposures arise as the result of our foreign operations. We are exposed to transactional foreign currency exchange rate risk through our foreign entities’ holding assets and liabilities denominated in currencies other than their functional currency. In addition, the Company is exposed to foreign currency transaction risk as a result of certain intercompany financing transactions. The Company attempts to manage its transactional foreign currency exchange rate risk through the use of derivative financial instruments, primarily foreign exchange forward contracts, or through natural hedging instruments. Based upon balances and exchange rates as of October 31, 2018, holding other variables constant, we believe that a hypothetical 10% increase or decrease in all applicable foreign exchange rates would not have a material impact on our results of operations or cash flows. As of October 31, 2018, our Ukrainian subsidiary had $3.4 million of net monetary assets denominated in Ukrainian hryvnia ("UAH"). We have attempted to minimize our net monetary asset position in Ukraine through reducing overall asset levels in Ukraine and through borrowing in UAH which serves as a natural hedging instrument offsetting our net UAH denominated assets. At certain times, currency and payment controls imposed by the National Bank of Ukraine have limited our ability to manage our net monetary asset position. While the UAH remained relatively stable in fiscal 2018 and thus far in fiscal 2019, an escalation of political tensions or economic instability could lead to significant UAH devaluations, which could have a material impact on our results of operations and cash flows.
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
ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.                DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.                MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.                OTHER INFORMATION
On November 30, 2018, the Company entered into an amendment of its credit facility with CNH Industrial Capital. The amendment modified two financial covenants included within the credit facility, (i) increasing the maximum level of adjusted debt to tangible net worth from 3.00:1.00 to 3.50:1.00 and (ii) excluding from the minimum fixed charge cover ratio the pending pay-off of the Company's senior convertible notes in May 2019.
ITEM 6.                EXHIBITS
Exhibits - See “Exhibit Index” on page immediately prior to signatures.

EXHIBIT INDEX
TITAN MACHINERY INC.
FORM 10-Q

No.	Description

10.1
Amendment dated November 30, 2018 to the Amended and Restated Wholesale Floor Plan Credit Facility and Security Agreement dated November 13, 2007 by and between the registrant and CNH Industrial Capital America LLC.

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

101
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended October 31, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	December 6, 2018
TITAN MACHINERY INC.

		By	/s/ Mark Kalvoda
Mark Kalvoda
Chief Financial Officer
(Principal Financial Officer)