Form 10-K
period 2019-01-31
Titan Machinery Inc.
filed 2019-04-05
CIK 1409171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JANUARY 31, 2019
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
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of our common stock held by non-affiliates as of July 31, 2018 was approximately $279.6 million (based on the last sale price of $15.14 per share on such date as reported on the NASDAQ Global Select Market).
The number of shares outstanding of the registrant's common stock as of March 29, 2019 was 22,213,855 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant's 2019 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report.

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

i

ITEM 1.    BUSINESS
Our Company
Titan Machinery Inc. and its subsidiaries (collectively, "Titan Machinery," the "Company," "we," or "our") own and operate a network of full service agricultural and construction equipment stores in the United States and Europe. We have been an authorized dealer of CNH Industrial N.V. or its U.S. subsidiaries (collectively referred to in this Form 10-K as "CNH Industrial") since our inception in 1980. CNH Industrial is a leading manufacturer and supplier of agricultural and construction equipment, which includes the Case IH Agriculture, New Holland Agriculture, Case Construction and New Holland Construction brands. Based upon information provided to us by CNH Industrial, we are the largest retail dealer of Case IH Agriculture equipment in the world, the largest retail dealer of Case Construction equipment in North America and a major retail dealer of New Holland Agriculture and New Holland Construction equipment in the U.S. In addition to the CNH Industrial brands, we sell and service equipment made by a variety of other manufacturers.
We operate our business in three reportable segments, Agriculture, Construction and International, within which we engage in four principal business activities:

•	new and used equipment sales;

•	parts sales;

•	equipment repair and maintenance services; and

•	equipment rental and other activities.
We offer our customers a one-stop solution by providing equipment and parts sales, equipment repair and maintenance services, and rental functions in each store. Our full service approach provides us with multiple points of customer contact and cross-selling opportunities. We believe our mix of equipment sales and recurring parts and service sales, as well as our diverse geographic footprint, enables us to operate effectively throughout economic cycles. We also believe our scale, customer service, diverse and stable customer base, and experienced management team provide us with a competitive advantage in many of our local markets.
Throughout our 38-year operating history, we have built an extensive, geographically contiguous network of 74 stores in the U.S. and 30 stores in Europe. Our Agriculture stores in the U.S. are located in Iowa, Minnesota, Nebraska, North Dakota and South Dakota and include several highly productive farming regions, such as the Red River Valley in eastern North Dakota and northwestern Minnesota, portions of the corn belt in Iowa, eastern South Dakota and southern Minnesota, and along the I-80 corridor in Nebraska, which sits on top of the Ogallala Aquifer. Our Construction stores are located in Arizona, Colorado, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, South Dakota, Wisconsin and Wyoming. Our International stores are located in the European countries of Bulgaria, Germany, Romania, Serbia and Ukraine.
We have a history of growth through acquisitions. Since January 1, 2003, we have completed the acquisition of over 50 dealerships located in 11 states and four European countries. We believe that there will continue to be opportunities for dealership consolidation in the future, and we expect that acquisitions will continue to be a component of our long-term growth strategy.
Products and Services
Within each of our segments, we have four principal sources of revenue: new and used equipment sales, parts sales, equipment repair and maintenance services, and equipment rental and other business activities.
New and Used Equipment Sales
We sell new agricultural and construction equipment manufactured under the CNH Industrial family of brands as well as equipment from a variety of other manufacturers. The used equipment we sell is primarily acquired through trade-ins from our customers. The agricultural equipment we sell and service includes machinery and attachments for uses ranging from large-scale farming to home and garden purposes. The construction equipment we sell and service includes heavy construction machinery, light industrial machinery for commercial and residential construction, road and highway construction machinery, and mining operations equipment. Equipment sales generate cross-selling opportunities by populating our markets with equipment we can repair and maintain and for which we sell parts. Equipment revenue represented 72.1%, 70.8% and 69.7% of total revenue for the fiscal years ended January 31, 2019, 2018 and 2017.

Parts Sales
We sell a broad range of maintenance and replacement parts for brands of equipment that we carry, other makes of equipment, and other types of equipment and related components. We maintain an extensive in-house parts inventory to provide timely parts and repair and maintenance support to our customers. Our parts sales provide a relatively stable revenue stream that is less sensitive to economic cycles than our equipment sales. Parts revenue represented 16.7%, 17.0% and 17.8% of total revenue for the fiscal years ended January 31, 2019, 2018 and 2017.
Equipment Repair and Maintenance Services
We provide repair and maintenance services, including warranty repairs, for our customers' equipment. All of our stores have service bays staffed by trained service technicians. In addition, our technicians are able to make off-site repairs at customer locations. We provide proactive and comprehensive customer service by maintaining service histories for each piece of equipment owned by our customers, maintaining 24/7 service hours in times of peak equipment usage, providing on-site repair services, scheduling off-season maintenance activities with customers, notifying customers of periodic service requirements and providing training programs to customers in order to educate them on standard maintenance requirements. Our after-market repair and maintenance services have historically provided a high-margin, relatively stable source of revenue through changing economic cycles. Service revenue represented 6.9%, 7.4%, and 7.9% of total revenue for the fiscal years ended January 31, 2019, 2018 and 2017.
Equipment Rental and Other Business Activities
We rent equipment to our customers, primarily in the Construction segment, on a short-term basis for periods ranging from a few days to a few months. We actively manage the size, quality, age and composition of our rental fleet and closely monitor and analyze customer demand and rate trends. We maintain the quality of our fleet through our on-site parts and services support and dispose of rental equipment through our retail sales force. Our rental activities create cross-selling opportunities in equipment sales, including rent-to-own purchase options. In addition, we provide ancillary equipment support activities such as equipment transportation, Global Positioning System ("GPS") signal subscriptions and other precision farming products, farm data management products, and CNH Industrial finance and insurance products. Equipment rental and other revenue represented 4.3%, 4.7% and 4.6% of total revenue for the fiscal years ended January 31, 2019, 2018 and 2017.
Industry Overview
Agricultural Equipment Industry
Agricultural equipment is purchased primarily by commercial farmers for the production of crops used for food, fiber, feed grain and feedstock for renewable energy. Agricultural equipment is also purchased by "life-style farmers" and for home and garden applications, and maintenance of commercial, residential and government properties. Deere & Company ("Deere"), CNH Industrial, and Agco Corporation ("AGCO") are the largest global manufacturers of agricultural equipment and they manufacture a full line of equipment and parts that supply the primary machinery requirements of farmers. In addition to the major manufacturers, several short-line manufacturers produce specialized equipment that satisfy regional and niche requirements of farmers. Agricultural equipment manufacturers typically grant dealers in the U.S. defined sales and marketing territories with designated store locations to distribute their products.
We believe there are many factors that influence demand for agricultural equipment, parts and repair and maintenance services, including net farm income, commodity markets, production yields, tariffs and trade policies, interest rates, government policies, tax policies, weather and general economic conditions. Any of these conditions can change materially in a short time period, creating volatility in demand for our products and services. Federal legislation, such as the Farm Bill, attempts to stabilize the agriculture industry through various policies including (i) commodity programs consisting of direct, counter-cyclical and price support payments to farmers; (ii) conservation programs; (iii) crop insurance programs; and (iv) disaster relief programs. We believe that these various federal policies reduce financial volatility in the agriculture industry and assist farmers in continuing to operate their farms during economic down cycles.
Construction Equipment Industry
Construction equipment is purchased primarily for use in commercial, residential and infrastructure construction, as well as for agriculture, demolition, mining, energy production and forestry operations. Caterpillar, Inc., Deere, Komatsu Ltd., the Volvo Group, Terex Corporation, Doosan, and CNH Industrial are some of the largest global manufacturers of construction and industrial equipment. The market for construction equipment is segmented across multiple categories including earth moving, lifting, light industrial, asphalt and paving, and concrete and aggregate equipment. As with agricultural equipment, distribution of construction equipment in the U.S. is accomplished primarily through manufacturer authorized dealers.

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
Business Strengths
We believe the following attributes are important factors in our ability to compete effectively and to achieve our long-term financial objectives:
Centralized Inventory Management
We believe our significant scale enables us to centrally manage our inventory, thus promoting inventory exchanges among our stores, permitting us to more effectively manage inventory levels at each store while still providing a significant breadth of equipment and parts inventories to our customers. Moreover, our floorplan financing capacity enables us to opportunistically acquire and carry inventory to satisfy market demands.
Superior Customer Service at the Local Level
Our actions to centralize numerous administrative functions has enabled our employees in the field to focus on customer service. We believe that the following capabilities enable us to better service our customers:

•
our ability to staff a large number of highly-trained service technicians across our network of stores, which makes it possible to schedule repair services on short notice without affecting our technician utilization rates;

•
our ability to staff and leverage product and application specialists across our network of stores, which makes it possible to offer valuable pre-sale and aftermarket services, including equipment training, best practices education and precision farming technology support; and

•
our ability to innovate and lead our industry through initiatives such as precision farming and farm data management products and services, which provide our customers with the latest advances in technology and operating practices.

We spend significant time and resources training our employees to effectively service our customers in each of our local markets. Our training program involves active participation in all manufacturer-sponsored training programs, the use of industry experts for customized training programs, and a centralized training team to assist in training programs and the integration of newly-acquired operations. We also partner with several technical colleges to sponsor students who we plan to eventually employ as service technicians.
Ability to Act on Acquisition Opportunities
We believe that our experienced management team and access to capital enables us to be opportunistic in responding to accretive growth opportunities, primarily arising from the continued consolidation of the dealer network.
Superior Centralized Marketing Systems
Our shared resource group includes a professional marketing team that supports all aspects of brand and solution awareness, customer analytics and targeting, and lead generation through multichannel campaigns that typically incorporate digital marketing (email, website, search, social, syndication), direct mail, and regional and local advertising and sponsorships. Our marketing functions also drive increased customer engagement and loyalty through participation in trade shows and industry events and communication and coordination for local store open houses, service clinics, equipment demonstrations, product showcases and customer appreciation outings.
Ability to Attract and Retain Superior Employees.
We recognize that attracting and retaining talented employees is essential to achieving outstanding company performance. We strive to develop our employees through a structured training program, and to invest in their general development. In addition, we strive to implement a compensation system that rewards employees for high performance. We believe that our efforts in these areas will enable us to attract and retain superior employees, necessary for us to be successful in our industry.
Diverse and Stable Customer Base Reduces Market Risk
Our large geographic footprint covering 11 U.S. states and five European countries provides a diversified customer base. We believe that this diverse customer base reduces the potential impact of risks associated with customer concentration and fluctuations in local market conditions. During fiscal 2019, none of our customers accounted for more than 1.0% of our total revenue. Revenue from customers located outside of the United States is primarily included in our International segment, which represented 18.4%, 17.5% and 12.5% of total consolidated revenue during fiscal 2019, 2018 and 2017. In addition, our large geographic footprint enables us to capitalize on crop diversification and disparate weather in growing regions, as well as local trends in residential, infrastructure and commercial construction.
Experienced Management Team
Our executive team is led by David Meyer, our Board Chair and Chief Executive Officer, who has over 40 years of industry experience. Our other executive team members, managers in the field, and equipment sales consultants also have extensive knowledge and experience in our industry. We compensate, develop and review our managers and sales employees based on an approach that aligns their incentives with the goals and objectives of our company, including achievement of revenue, profitability, market share and balance sheet objectives. We believe the strength of our management team will increase our success in the marketplace.
Growth Strategy
We pursue the following growth strategies:
Increasing Same-Store Sales and Market Share
Increasing market share and same-store sales is a priority of ours. Such growth both enhances our current period revenue and increases our potential future revenue during the life of the sold equipment through recurring parts and service business. We seek to generate growth in same-store sales and market share through the following:

•
employing significant marketing and advertising programs, including targeted direct mailings, internet based marketing, advertising with targeted local media outlets, participation in and sponsorship of trade shows and industry events, our Titan Trader monthly magazine, and by hosting open houses, service clinics, equipment demonstrations, product showcases and customer appreciation outings;

•	supporting and providing customers with training on evolving technologies, such as precision farming and farm data management, which are difficult for small dealers to support;

•
maintaining state-of-the-art service facilities, mobile service trucks and trained service technicians to maximize our customers' equipment uptime through preventative maintenance programs and seasonal 24/7 service support; and

•	centrally managing our inventory to optimize the availability of equipment and parts for our customers.
Strategic Acquisitions
Since January 1, 2003, we have completed the acquisition of over 50 dealerships located in 11 states and four European countries. The agricultural and construction equipment industries are fragmented and consist of many relatively small, independent businesses serving discrete local markets. We believe a favorable climate for dealership consolidation will continue to exist in the future due to several factors, including the competitiveness of our industry, increased dealer capitalization requirements, increased sophistication and complexity of equipment and related technology, increased expectations from growers and original equipment manufacturers, and the lack of succession alternatives for current owners. We intend to continue to evaluate and pursue acquisitions with the objectives of entering new markets, consolidating distribution within our existing network, and strengthening our competitive position. We expect that opportunistic acquisitions will continue to be a component of our long-term growth strategy.
We regularly assess the acquisition landscape, evaluating potential acquisitions in terms of availability and alignment to our long-term growth strategy. Typically, we have acquired only the working capital and fixed assets that we believe are necessary to run an efficient store and we do not generally assume any indebtedness. On occasion, we have acquired all of the outstanding equity of a company. Acquisitions are typically financed with available cash balances, floorplan payable line of credit capacity, and long-term debt.
The consent of CNH Industrial is required to acquire any CNH Industrial dealership. The consent of our lender group, led by Wells Fargo Bank, National Association (collectively referred to as "Wells Fargo"), is required for acquisitions meeting certain thresholds or other criteria as defined in our Second Amended and Restated Credit Facility, as amended (the "Wells Fargo Credit Agreement").

Suppliers
CNH Industrial—Case IH Agriculture, Case Construction, New Holland Agriculture and New Holland Construction
CNH Industrial is a publicly-traded, global leader in the agricultural and construction equipment industries based on industry market share data. In 2018, CNH Industrial generated $14.7 billion in revenue from its equipment operations. CNH Industrial is the world's second largest manufacturer of agricultural equipment, manufacturing the Case IH Agriculture and New Holland Agriculture brands of equipment. Case IH Agriculture, recognized by the red color of its equipment, possesses over 170 years of farm equipment heritage. New Holland Agriculture, recognized by the blue color of its tractors and the yellow color of its harvesting and hay equipment, has over 120 years of farm equipment industry experience. The Case Construction and New Holland Construction brands are owned and operated by CNH Industrial.
In fiscal 2019, CNH Industrial supplied approximately 74% of the new equipment sold in our Agriculture segment, 70% of the new equipment sold in our Construction segment, and 72% of the new equipment sold in our International segment. In addition, CNH Industrial provides financing and insurance products and services to our end-user customers through its affiliated business unit, CNH Industrial Capital America, LLC ("CNH Industrial Capital").
We believe that our relationship with CNH Industrial is more than a typical supply relationship; it is strategic for both our Company and CNH Industrial. In that regard, it is in each company's interest to maintain and develop the longstanding strong relationship we share.
Dealership Agreements
We have entered into separate dealership agreements with CNH Industrial to sell and service the Case IH Agriculture, New Holland Agriculture, Case Construction and New Holland Construction brands (collectively the “CNH Industrial Dealer Agreements”). Separate CNH Industrial Dealer Agreements exist for each of our North American stores or store complexes, and for each of the European countries in which we operate. The structure of the North American and European agreements are very similar. Except as noted, the following discussion describes the North American CNH Industrial Dealer Agreements.
The CNH Industrial Dealer Agreements assign to us a geographically defined area of principal responsibility, providing us with distribution and product support rights within the identified territory for specific equipment products. Although the dealer appointment is non-exclusive, in each territory there is typically only one dealer responsible for retail sales to end-users and for after-sales product support of the equipment. If we sell certain CNH Industrial equipment outside of our designated sales and service areas, CNH Industrial has the right to require that we pay sales and service fees for purposes of compensating the dealer assigned to such territory. We are authorized to display and use CNH Industrial trademarks and trade names at our stores, with certain restrictions.
Under our CNH Industrial Dealer Agreements, we have both the right and obligation to sell CNH Industrial equipment and related parts and products and to provide customers with repair services. The CNH Industrial Dealer Agreements impose various requirements on us regarding the location and appearance of facilities, satisfactory levels of new equipment and parts inventories, the training of personnel, adequate business enterprise and information technology system, adequate working capital, a maximum adjusted debt to tangible net worth ratio, development of annual sales and marketing goals, and furnishing of monthly and annual financial information to CNH Industrial. We must obtain the approval or consent of CNH Industrial in the event of proposed fundamental changes to our ownership, governance or business structure (defined as "change in control" events) including, among other things, (i) a merger, consolidation or reorganization, unless securities representing more than 50% of the total combined voting power of the successor corporation are immediately owned, directly or indirectly, by persons that owned our securities prior to the transaction; (ii) a sale of all or substantially all of our assets; (iii) any transaction or series of transactions resulting in a person or affiliated group acquiring 30% or more of the combined voting power of our securities or, in the case of a competitor of CNH Industrial, 20% or more of the combined voting power of our securities; (iv) a substantial disposition of shares of our common stock by certain named executives; (v) certain significant changes in the composition of our Board of Directors; and (vi) replacement of our Chief Executive Officer. The CNH Industrial Dealer Agreements do not establish mandatory minimum or maximum retail pricing for our equipment or parts sales or service offerings.
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
CNH Industrial has the right to terminate its dealer agreements with us immediately in certain circumstances, including in the event of (i) our insolvency or bankruptcy, (ii) a material breach by us of the provisions of a CNH Industrial

Dealer Agreement or (iii) our failure to secure the consent of CNH Industrial prior to the occurrence of “change in control” events. The CNH Industrial Dealer Agreements governing Case Construction equipment grants CNH Industrial the right to terminate these CNH Industrial Dealer Agreements for any reason upon 120 days prior written notice. In addition, we have the right to terminate any of the CNH Industrial Dealer Agreements at any time, with or without cause, upon 60 days prior written notice. Subject to protections provided under state dealer protection laws, in the event that CNH Industrial offers a new dealer agreement or an amendment to the existing CNH Industrial Dealer Agreements to all authorized CNH Industrial dealers located in the state, CNH Industrial is permitted to terminate our existing CNH Industrial Dealer Agreements for stores located in that state upon at least 180 days prior written notice if we refuse or otherwise fail to enter into such new agreements or amendments. In addition, to the extent CNH Industrial determines that we are not meeting our obligations under the CNH Industrial Dealer Agreement with respect to a particular product, CNH Industrial may, upon 60 days prior written notice to us, remove such product from the authorized product list allowed to be sold or serviced by us. In the event of termination of any of the CNH Industrial Dealer Agreements, CNH Industrial is obligated to repurchase the inventory of the CNH Industrial brand applicable to the agreement being terminated. The CNH Industrial Dealer Agreements generally do not include non-compete provisions that apply during or after the term of such agreements or limit our operations apart from our designated CNH Industrial dealership store locations. Our CNH Dealer Agreements for Case Construction equipment, absent consent of CNH Industrial, restrict our ability to sell competing products (new equipment and parts) of other manufacturers at our Case dealership store locations during the term of such agreements. Our CNH Industrial Dealer Agreements require us to operate any material business activities not related to sales of CNH Industrial products or services to customers in agricultural, construction, industrial or similar markets separately from our CNH Industrial dealership business.
The CNH Industrial Dealer Agreements and industry practices generally provide that payment on equipment and parts purchased from CNH Industrial entities is due within 30 days and equipment inventory is typically subject to floorplan payable financing. CNH Industrial makes available to us any floorplan programs, parts return programs, sales or incentive programs or similar plans or programs it offers to its other dealers, and provides us with promotional items and marketing materials.
The CNH Industrial Dealer Agreements for our European operations grant to us exclusive territories. In turn, we are restricted in our ability to sell competing products in our assigned territories. Our CNH Dealer Agreements of our European operations do not have a fixed term. CNH Industrial can terminate these agreements immediately in certain circumstances constituting cause, and for any reason upon twenty-four (24) months' prior written notice.
Other Suppliers
In addition to products supplied by CNH Industrial, we sell a variety of new equipment and parts inventories supplied by other manufacturers. These products tend to address specialized niche markets and complement the CNH Industrial products we sell by filling gaps in the CNH Industrial line of products. We believe our offering of products for specialized niche markets supports our goal of being a one-stop solution for equipment needs at each of our stores. Approximately 28% of our total new equipment sales in fiscal 2019 resulted from sales of products manufactured by companies other than CNH Industrial, with our single largest manufacturer other than CNH Industrial representing approximately 3% of our total new equipment sales. The terms of our arrangements with these other suppliers vary, but most of the dealership agreements contain termination provisions allowing the supplier to terminate the agreement after a specified notice period, which is typically 30 days. Payment and financing practices with these other suppliers are similar to those practices described above with respect to the CNH Industrial entities.
Customers
Our North America agriculture customers vary from small, single machine owners to large farming operations, primarily in the states of Iowa, Minnesota, Nebraska, North Dakota and South Dakota. In fiscal 2019, no single agriculture customer accounted for more than 1.0% of our Agriculture revenue.
Our Construction customers include a wide range of construction contractors, public utilities, mining, forestry, and energy companies, farmers, municipalities and maintenance contractors, primarily in the states of Arizona, Colorado, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, South Dakota, Wisconsin and Wyoming. They vary in size from small, single machine owners to large firms. In fiscal 2019, no single construction equipment customer accounted for more than 2.0% of our Construction revenue.
Our International customers vary from small, single machine owners to large farming operations, primarily in the European countries of Bulgaria, Germany, Romania, Serbia and Ukraine. We also sell Case construction equipment in Bulgaria, Romania, and Ukraine. In fiscal 2019, no single international customer accounted for more than 4.0% of our International revenue.

Floorplan Payable Financing
We attempt to maintain at each store, or have readily available at other stores in our network, sufficient new equipment inventory to satisfy customer demand. Inventory levels fluctuate throughout the year and tend to increase before the primary sales seasons for agricultural equipment. The cost of floorplan payable financing is an important factor affecting our financial results.
CNH Industrial Capital offers floorplan payable financing to CNH Industrial dealers to finance the purchase of inventory from CNH Industrial and for used equipment inventory purchased on trade-ins from our customers. CNH Industrial Capital provides this financing in part to enable dealers to carry representative inventories of equipment and encourage the purchase of goods by dealers in advance of seasonal retail demand. CNH Industrial Capital charges variable market rates of interest based on the prime rate on balances outstanding after any interest-free periods and receives a security interest in inventory and other assets. Interest-free periods are generally about four months in duration for both new and used agriculture and construction equipment. CNH Industrial Capital also provides floorplan financing for used equipment accepted in trade, repossessed equipment and approved equipment from other suppliers, and receives a security interest in such equipment. As of January 31, 2019, we had a $400.0 million floorplan credit facility with CNH Industrial Capital.
In addition to the CNH Industrial Capital floorplan line of credit, as of January 31, 2019, we also had a $140.0 million wholesale floorplan line of credit under the Wells Fargo Credit Agreement, and a $45.0 million credit facility with DLL Finance LLC that can be used to finance inventory purchases. In addition, we have other lines of credit offered by various financial institutions as well as floorplan payable financing programs offered by manufacturers and suppliers, or their third party lenders, from which we purchase equipment inventory.
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
Equipment Sales Consultants and Centralized Support
Our equipment sales employees (who hold the job title "equipment sales consultant") perform a variety of functions, such as servicing customers at our stores, calling on existing customers, and soliciting new business at farming, construction and industrial sites. We develop customized marketing programs for our sales force by analyzing each customer group for profitability, buying behavior and product selection. All members of our sales force are expected to participate in internal and external manufacturer-sponsored training sessions to develop product and application knowledge, sales techniques and financial acumen. Our shared resources group provides centralized sales and marketing support for our field operations, and coordinates centralized media buys, strategic planning, sales support and training. In addition, we enable our regional and area managers and their sales teams to develop localized sales and marketing strategies.
Parts Managers and Service Managers
Our parts managers and service managers are involved in our efforts to market parts and service, taking advantage of our seasonal marketing campaigns in parts and service sales. As a group, they have won multiple awards from our suppliers for their efforts benefiting both our customers and our key suppliers.
Website
Our used equipment inventories are marketed on our website, www.titanmachinery.com, through an equipment search feature which allows users to search by equipment type, manufacturer, price and/or store. A picture of each piece of equipment is shown, along with the equipment specifications, price and store location. Parts manufactured by the CNH Industrial brands are marketed and can be purchased directly through our website. Other sales and financing programs are also marketed through our website. Finally, our website provides dealer locator search functions and provides the contact information for the various departments at each of our stores.

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
Channels for Selling Aged Equipment Inventory
In certain circumstances, we sell aged equipment inventories through the use of alternative channels such as onsite and online auctions.
Competition
The agricultural and construction equipment sales and distribution industries are highly competitive and fragmented, with large numbers of companies operating on a regional or local scale. Our competitors range from multi-location, regional operators to single-location dealers and include dealers and distributors of competing equipment brands, including Deere, Caterpillar and the AGCO brands, as well as other dealers and distributors of the CNH Industrial family of brands. Competition among equipment dealers, whether they offer agricultural or construction products or both, is primarily based on the price, value, reputation, quality and design of the products, customer service including repair and maintenance service provided by the dealer, the availability of equipment and parts, and the accessibility of stores. While we believe we compete favorably on each of these competitive factors, our sales and margins may be impacted by (i) aggressive pricing competition through manufacturer discount programs or other competitive pricing tactics, (ii) our ability to obtain higher service margins based on our service quality and reputation, and (iii) our ability to attract new and maintain existing customers based on the availability and quality of the products we offer and our local relationships and reputation.
We are one of the principal regional-scale agricultural and construction equipment dealers in the U.S. and Europe. The number of other agricultural and construction equipment dealers operating on a regional scale is limited. Our primary regional-scale competitors include RDO Equipment Co., Butler Machinery, Ziegler Inc., Brandt Holdings Co., Wagner Equipment Co., and Van Wall Equipment.
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
Product Warranties
Product warranties for new equipment and parts are provided by the original equipment manufacturer ("OEM"). The term and scope of these warranties vary greatly by OEM and by product. At the time equipment is purchased, we also offer customers the option of purchasing extended warranty protection provided by the OEM or through various third-party warranty providers. We are paid by the OEM for repairs we perform to equipment under warranty. We generally sell used equipment "as is" and without OEM warranty unless the original warranty period has not expired and is transferable. We also offer extended warranty programs on certain used equipment through various third-party warranty providers.
Seasonality & Weather
The agricultural and construction equipment businesses are highly seasonal, which causes our quarterly results and our cash flow to fluctuate during the year. Our customers generally purchase and rent equipment in preparation for, or in conjunction with, their busy seasons. For farmers, the busy seasons are spring planting and fall harvesting. For Construction customers, the busy season is typically the second and third quarters of our fiscal year for much of our Construction footprint, subject to weather conditions. Our parts and service revenues are typically highest during our customers' busy seasons as well, due to the increased use of their equipment during this time, which generates the need for more parts and service work. Weather conditions impact the timing of our customers' busy times, which may cause our quarterly financial results to differ between fiscal years. In addition, the fourth quarter typically is a significant period for equipment sales in the U.S. because of our customers’ year-end tax planning considerations, the timing of dealer incentives and the increase in availability of funds from completed harvests and construction projects.
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
Employees
As of January 31, 2019, we employed 1,550 full-time and 111 part-time employees. Our employees are not covered by a collective bargaining agreement. We believe our relations with our employees are good.
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
The majority of our business involves the distribution and after-market parts and servicing of equipment manufactured by CNH Industrial. In fiscal 2019, CNH Industrial supplied approximately 74% of the new equipment sold in our Agriculture segment, 70% of the new equipment sold in our Construction segment, and 72% of the new equipment sold in our International segment, and supplied a significant portion of our parts inventory. Our financial performance and future success are highly dependent on the overall reputation and success of CNH Industrial in the agricultural and construction equipment manufacturing industries, including its ability to maintain a competitive position in product innovation, product quality, and product pricing. In the event that CNH Industrial decided to sell, or reduce its commitment to, its equipment manufacturing segments or if CNH Industrial changes its distribution system to our detriment, this would have a material adverse effect on our financial condition and results of operations.
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
CNH Industrial may in the future decide to limit or decrease the availability of financing, warranty reimbursements, discounts and rebates, or other marketing incentives. Our financial performance is impacted by CNH Industrial’s continued commitment to these programs, enabling us to effectively compete in our markets.
CNH Industrial may change or terminate our CNH Industrial Dealer Agreements.
We have entered into CNH Industrial Dealer Agreements under which we sell CNH Industrial’s branded agricultural and construction equipment, along with after-market parts and repair services. Subject to applicable state statutes that may govern the dealer-manufacturer legal relationship, CNH Industrial may terminate our CNH Industrial Dealer Agreements immediately in certain circumstances, following written notice and cure periods for certain breaches of the agreement, and for any reason under the Case Construction agreement following 120 days prior written notice. If CNH Industrial were to terminate all or any of its CNH Industrial Dealer Agreements with us, our business would be severely harmed.
Furthermore, CNH Industrial may unilaterally change its operating practices under the terms of its CNH Industrial Dealer Agreements with us to, among other things, change or authorize additional dealers in our sales and service areas, limit our product offerings, and change pricing or delivery terms. If CNH Industrial were to change the terms of our CNH Industrial Dealer Agreements or its operating practices in a manner that adversely affects us, our business and results of operations would be harmed.
Our CNH Industrial Dealer Agreements impose obligations and restrictions on us.
Under our CNH Industrial Dealer Agreements, we are obligated to actively promote the sale of CNH Industrial equipment within our designated geographic areas of responsibility, fulfill the product warranty obligations of CNH Industrial (subject to CNH Industrial’s payment to us of the agreed upon reimbursement), maintain adequate facilities and workforce to service the needs of our customers, and maintain equipment and parts inventories at the level deemed necessary by CNH Industrial to meet sales goals as stated in the annual business plan mutually agreed upon by us and CNH Industrial, maintain adequate working capital, and maintain stores only in authorized locations. Our CNH Industrial Dealer Agreements do not provide us with exclusive dealerships in any territory (except in our European territories), and CNH Industrial could elect to create additional dealers in our market areas in the future, subject to restrictions imposed by state laws.
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
Our CNH Industrial Dealer Agreements require us to operate any material business activities not related to sales of CNH Industrial products or services to customers in agricultural, construction, industrial or similar markets separately from our CNH Industrial dealership business. Our CNH Industrial Dealer Agreement for Case Construction equipment prohibits us from carrying other suppliers' products (new equipment and parts) at our Case Construction stores that are competitive with CNH Industrial's products. These restrictions may discourage or prevent us from pursuing business activities that we believe are in the best interests of our stockholders.
Our agricultural equipment, parts and service sales are affected by numerous market factors outside of our control.
Farmers' capital expenditures often follow a cyclical pattern, with increased capital investments typically occurring during boom cycles spurred by high net farm income and strong farm balance sheets. The USDA has forecasted net farm income, a broad measure of farm profitability, to be $63.1 billion for calendar year 2018, which is approximately 15.0% below the average for the five-year period ended December 31, 2018. Net farm income is subject to numerous external factors such as commodity prices, input costs, production yields, animal diseases and crop pests, federal crop insurance and subsidy programs. Net farm income also impacts farmland values, which causes overall farm wealth to increase or decrease, impacting farmers’ sentiment to make investments in equipment. The nature of the agricultural equipment industry is such that a downturn in demand can occur suddenly, resulting in negative impact on dealers including declining revenues, reduced profit margins, excess equipment inventories, and increased floorplan interest expenses. These downturns may be prolonged, and during these periods, our revenues and profitability could be harmed. Demand for our parts and service, although not as cyclical as equipment purchases, can also be negatively affected in agricultural downturns and in regions affected by adverse weather or growing conditions which result in less acres planted or harvested.
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

Construction contractors' demand for our construction equipment, parts and services is affected by economic conditions at both a global and a local level. Economic conditions that negatively affect the construction industry, such as the tightening of credit standards which affect the ability of consumers or businesses to obtain financing, could reduce our customers' demand for our construction equipment. The construction industry in many of our geographical areas has experienced periodic, and sometimes prolonged, economic down cycles, which negatively impacts sales of construction equipment in those markets. During these downturns our revenues and profitability could be harmed.
Our customers’ ability to obtain affordable financing is an important factor in their purchasing decisions, and directly affects our business.
The ability to obtain affordable financing is an important part of a customer's decision to purchase agricultural or construction equipment. Tight credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets have the potential to adversely affect available credit for our customers. As net farm income and farm wealth have decreased in recent years, the borrowing capacity of our farmer customers may have also decreased. Moreover, in a tighter credit environment, agricultural lenders may discourage their farmer customers from making non-essential capital expenditures.
Interest rate increases may make equipment purchases less affordable for customers and, as a result, our revenue and profitability may decrease. We are unable to anticipate the timing and impact of interest rate adjustments.
Changes in governmental policies may reduce demand for agricultural and construction equipment and cause our revenue to decline.
Changes in federal, state, and international agricultural policies could adversely affect sales of agricultural equipment. Government programs and subsidies that reduce economic volatility, incentivize agricultural equipment purchases, and enhance farm income positively influence farmers' demand for agricultural equipment. To the extent that future funding or farm programs available to individual farmers are reduced, these changes could reduce demand for agricultural equipment and we could experience a decline in revenue. Changes in government spending on infrastructure projects could adversely affect the demand for construction equipment and we could experience a decline in revenue. The ability to export agricultural products is critical to our agriculture customers. As a result, government trade policies impacting or limiting the export or import of agricultural commodities, such as the China tariffs on soybeans, could have a material adverse effect on the international flow of agricultural and other commodities, which may cause a decrease in the demand for agricultural equipment. Furthermore, the U.S. federal government has initiated tariffs, such as the current steel tariff, on certain foreign goods, including raw materials, commodities, and products manufactured outside the United States that are used in our manufacturers’ production processes. These tariffs could in turn increase our cost of sales as a result of price increases implemented by domestic suppliers, which we may not be able to pass on to our customers.
Our financial performance is affected by general industry-wide supply of equipment inventory, over which we have no control.
Over-production of equipment by one or more manufacturers, or a sudden reduction in demand for equipment, can dramatically disrupt the equipment market and cause downward pressure on our equipment profit margins. Customer leasing arrangements in the agriculture and construction equipment industries may also impact the level of industry-wide equipment inventory supplies. When this leased equipment comes off lease or rental fleet equipment is sold, there may be an increase in the availability of late-model used equipment, which can create an inventory over-supply condition and put pressure on our equipment sales and margins, and have an adverse effect on values of our used equipment inventory and rental fleet equipment.
Our financial performance is dependent on our ability to effectively manage our inventory.
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
Our used equipment is generally acquired as “trade-ins” from customers in connection with equipment sales to those customers. Equipment inventories are stated at the lower of cost or market value. Adjustments to market value are recognized in earnings in the periods in which they occur. Our estimates of market value for our used equipment may prove to be inaccurate, given the potential for sudden change in market conditions and other factors beyond our control. Changes from our normal retail marketing channel to more aggressive marketing channels for specific pieces or categories of equipment inventory, particularly as equipment inventory ages, will generally cause a downward modification to our estimate of market value, which may result in further downward cost or market adjustments. Pricing and sales of used equipment can be significantly affected by the limited market for certain types of used equipment.
Our international operations expose us to additional risks.
We currently operate dealership locations in Bulgaria, Germany, Romania, Serbia and Ukraine. In fiscal 2019, total International segment revenues were 18.4% of our consolidated total revenue. As of January 31, 2019, total International segment assets were 21.5% of our consolidated total assets.
Our operations in international markets subject us to risks related to the differing legal, political, social and regulatory environments and economic conditions in the countries in which we operate. Risks inherent in our international operations include:

•	difficulties in implementing our business model in foreign markets;

•	costs and diversion of domestic management attention related to oversight of international operations;

•	unexpected adverse changes in export duties, quotas and tariffs and difficulties in obtaining import licenses;

•	cyclicality of demand in European Union member states for agricultural equipment, based on availability of European Union government subsidy programs and tax incentives;

•	unexpected adverse changes in foreign laws or regulatory requirements;

•	compliance with a variety of tax regulations, foreign laws and regulations;

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

•
the laws of the European countries in which we operate, unlike U.S. states, do not include specific dealer protection laws and, therefore, we may be more susceptible to actions of suppliers that are adverse to our interests such as termination of our dealer agreements for any reason or installing additional dealers in our designated territories; and

•	geo-political or economic instability.
An escalation of political tensions or economic instability in Ukraine could create disruption in our Ukrainian operations. Previous periods of political tension and economic instability in Ukraine caused liquidity problems for our customers, which negatively impacted their purchasing decisions for our products and services, limited our ability to maintain working capital loans or increased the cost of maintaining such loans, and as a result of imposed currency exchange controls, restricted our ability to manage our cash held in Ukraine and our investment in our Ukrainian business. Our operations in Ukraine are subject to the risks of further devaluation of the local currency, increased interest rates and increased inflation.
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
As of January 31, 2019, our indebtedness included floorplan payable financing, long-term debt, and our Senior Convertible Notes. In addition, we have obligations under our lease agreements for our store locations and corporate headquarters.
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
We expect to use cash flow from operations and borrowings under our credit facilities to fund our operations, debt service and capital expenditures. However, our ability to make these payments depends on our future performance, which will be affected by financial, business, economic and other factors, many of which may be beyond our control.
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
Our credit facilities with CNH Industrial Capital and DLL Finance require us to satisfy a net leverage ratio and fixed charge coverage ratio on an ongoing basis, measured at the end of each fiscal quarter. Under our Wells Fargo Credit Agreement, in the event that excess availability plus eligible cash collateral is less than 15% of the total facility of $200.0 million, we are required to maintain a minimum fixed charge coverage ratio. Our ability to borrow under these credit agreements depends upon compliance with these financial covenants.
Our failure to satisfy any covenant, absent a waiver or amendment, would cause us to be in default under our credit facilities and would enable our lenders to accelerate payment of the outstanding indebtedness. Each of our credit agreements include cross-default provisions which state that certain types of defaults under any other indebtedness agreement will also constitute a default under that credit agreement. If an event of default occurred, and the lender demanded accelerated payment, we may not be able to satisfy a pay-off request, whether through internal funds or a new financing.
Our variable rate indebtedness exposes us to interest rate risk.
A substantial portion of our floorplan and working capital borrowings, including the credit facilities with CNH Industrial Capital, Wells Fargo, DLL Finance, and our international floorplan facilities are at variable rates of interest and expose us to interest rate risk. As such, our results of operations are sensitive to movements in interest rates. There are many economic factors outside our control that have in the past and may, in the future, impact rates of interest including publicly announced indices that underlie the interest obligations related to a certain portion of our debt. Factors that impact interest rates include governmental monetary policies, inflation, recession, changes in unemployment, the money supply, and international instability impacting domestic and foreign financial markets. Any increases in interest rates could have a material adverse effect on our financial conditions and results of operations.
Our outstanding Senior Convertible Notes may cause dilution to our existing stockholders and may negatively affect our financial position and liquidity.
On April 24, 2012, we issued $150 million aggregate principal amount of 3.75% Senior Convertible Notes due May 2019 (the "Senior Convertible Notes"). The Senior Convertible Notes are convertible into common stock at the option of the holders under certain conditions. Upon conversion, we will pay cash up to the aggregate principal amount of converted notes and pay or deliver, as the case may be, cash, shares of our common stock or a combination thereof, at our election, for any conversion obligation in excess thereof. The Senior Convertible Notes include customary events of default, including, but not limited to, cross acceleration to certain other indebtedness of us and our subsidiaries. In the case of an event of default, all outstanding Senior Convertible Notes may become due and payable immediately without further action or notice.
The Senior Convertible Notes are convertible into the Company's common stock at a conversion rate of 23.1626 shares of common stock per $1,000 principal amount of convertible notes, with an effective conversion price of $43.17 per share of common stock. In the event that our share price exceeds the conversion price of $43.17 per share of common stock on the date of conversion or maturity, our existing stockholders will experience dilution if we issue shares of our common stock to satisfy the conversion obligation in excess of the outstanding principal balance of the Senior Convertible Notes.
The Senior Convertible Notes mature on May 1, 2019, unless earlier purchased by the Company, redeemed or converted. As of January 31, 2019, the Company has repurchased an aggregate of $104.4 million face value of its Senior Convertible Notes. As a result, as of January 31, 2019, the remaining face value amount outstanding of Senior Convertible Notes is $45.6 million. We expect to use cash flow from operations and borrowings under other credit facilities to repay our Senior Convertible Notes at the maturity date. However, our ability to make such payments depends on our future financial performance and the available borrowing capacity under our various other credit facilities.
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
Our rental operations subject us to risks including increased maintenance costs as our rental fleet ages, increased costs of new replacement equipment we use in our fleet, and losses upon disposition of rental fleet units.
Our rental fleet margins are materially impacted by utilization of fleet assets, which is seasonal and can fluctuate materially due to weather and economic factors. If our rental equipment ages, the costs of maintaining that equipment, if not replaced within a certain period of time, will likely increase. The cost of new equipment for use in our rental fleet could also increase due to increased material costs for our suppliers or other factors beyond our control. Furthermore, changes in customer demand could cause some of our existing equipment to become obsolete and require us to purchase new equipment at increased costs.
We include in operating income the difference between the sales price and the depreciated value of an item of rental equipment sold. The market value of any given piece of rental equipment could be less than its depreciated value at the time it is sold. The market value of used rental equipment depends on several factors, including:

•	market prices for like equipment;

•	hours and condition of the equipment;

•	time of year that the equipment is sold;

•	the supply of used equipment in the market; and

•	general economic conditions.
Any significant decline in the selling prices for used rental equipment, or increased costs resulting from our rental operations, could have a material adverse effect on our results of operation and cash flow.

Our industry is highly competitive.
The agricultural and construction equipment distribution (including parts and service) and rental industries are highly competitive and fragmented, with large numbers of companies operating on a regional or local basis. Historically, our competitors have competed aggressively on the basis of pricing or inventory availability, resulting in decreased margins on our sales to the extent we choose to match our competitors' pricing. To the extent we choose not to match or remain within a reasonable competitive distance from our competitors' pricing, we may lose sales volume and market share. In addition, to the extent CNH Industrial's competitors (such as Deere, Caterpillar, Komatsu, Volvo, and AGCO) provide their dealers with more innovative or higher quality products, better customer financing, or have more effective marketing programs, our ability to compete and our results of operations could be adversely affected. In addition, e-commerce companies selling parts have negatively impacted dealers' parts sales and margins, and it is expected that this competitive pressure will only increase in the future.
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
Products sold, rented or serviced by us may expose us to potential liabilities for personal injury or property damage claims that arise from the use of such products. Our commercial liability insurance may not be adequate to cover significant product liability claims, or we may not be able to secure such insurance on economically reasonable terms. An uninsured or partially insured claim for which indemnification from the manufacturer is not available could have a material adverse effect on our financial condition. Furthermore, if any significant claims are made against us or against CNH Industrial or any of our other suppliers, our business may be adversely affected by any related negative publicity.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.
We use information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. Additionally, in the ordinary course of our business, we collect and store sensitive data, including proprietary business information, of our customers and suppliers, as well as personally identifiable information of our customers and employees, in our data centers and on our networks. The secure operation of these information technology networks and the processing and maintenance of this information is critical to our operations. Despite our security measures and business continuity plans, our information technology and infrastructure may be vulnerable to damage, disruptions or shutdowns due to attacks by hackers or breaches due to employee error or malfeasance or other disruptions arising from power outages, telecommunication failures, terrorist acts, natural disasters, or other catastrophic events. The occurrence of these events could compromise our networks, and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws that protect the privacy of personal information, disrupt our operations, and damage our reputation, which could adversely affect our business, results of operations, and financial condition. In addition, as security threats continue to evolve and increase in frequency and sophistication, we may need to invest additional resources to protect the security of our systems.
We maintain cyber risk insurance, but this insurance may not be sufficient to cover all of our losses from any future breaches of our systems.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Equipment Stores
As of January 31, 2019, we operate 104 agricultural and construction equipment stores in the United States and Europe in the following locations.

	Agriculture Segment	Construction Segment	International Segment	Total
US States
North Dakota	9	5	—	14
Minnesota	10	3	—	13
Iowa	10	3	—	13
Nebraska	11	2	—	13
South Dakota	8	2	—	10
Colorado	—	3	—	3
Montana	—	3	—	3
Arizona	—	2	—	2
New Mexico	—	1	—	1
Wisconsin	—	1	—	1
Wyoming	—	1	—	1
European Countries
Bulgaria	—	—	7	7
Germany	—	—	4	4
Romania	—	—	10	10
Ukraine	—	—	8	8
Serbia	—	—	1	1
Total	48	26	30	104

Store Lease Arrangements
As of January 31, 2019, we leased 120 facilities with lease arrangements expiring at various dates through January 2031. Many of our lease agreements include fair market value purchase options, rights of first refusal, lease term extension options, or month-to-month or year-to-year automatic renewal provisions at the conclusion of the original lease period. A majority of the leases provide for fixed monthly rental payments and require us to pay the real estate taxes on the properties for the lease periods. We are generally responsible for utilities and maintenance of the leased premises. All of the leases require that we maintain public liability and personal property insurance on each of the leased premises, and a majority of the leases require us to indemnify the lessor in connection with any claims arising from the leased premises during our occupation of the property. We believe our facilities are adequate to meet our current and anticipated needs.
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
Headquarters
We currently lease and occupy approximately 48,000 square feet in West Fargo, North Dakota for our headquarters, this lease expires on January 31, 2028. We continually review our location needs, including the adequacy of our headquarters space, to ensure our space is sufficient to support our operations. We believe there is ample opportunity for expansion in our West Fargo headquarters facility if necessary.
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
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The names, ages and positions of our executive officers are as follows:

Name	Age	Position
David Meyer	65	Board Chair and Chief Executive Officer
Mark Kalvoda	47	Chief Financial Officer and Treasurer
Bryan Knutson	40	Chief Operating Officer
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

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed for trading on the NASDAQ Stock Market and trades under the symbol "TITN". As of March 29, 2019, there were approximately 680 record holders of our common stock, which excludes holders whose stock is held either in nominee name or street name brokerage accounts.
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
UNREGISTERED SALES OF EQUITY SECURITIES
We did not have any unregistered sales of equity securities during the fiscal quarter ended January 31, 2019.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
For information on securities authorized for issuance under our equity compensation plans, refer to Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."
REPURCHASES
We did not engage in any repurchases of our common stock during the fiscal quarter ended January 31, 2019.
STOCK PERFORMANCE GRAPH
The following graph compares the cumulative total return for the last trading day of our last five fiscal years on a $100 investment (assuming dividend reinvestment) on January 31, 2014, the last trading day before our fifth preceding fiscal year, in each of our common stock, the Russell 2000 Stock Index and the S&P Retailing Group Index.

	January 31,
	2014	2015	2016	2017	2018	2019
Titan Machinery Inc.	$100.00	$86.69	$52.09	$84.72	$131.84	$114.97
Russell 2000 Index	100.00	103.05	91.56	120.42	139.27	132.95
S&P 500 Retail Index	100.00	118.75	137.22	160.31	230.59	241.71
ITEM 6.    SELECTED FINANCIAL DATA
The data given below, excluding the store count data, as of and for each of the five years in the period ended January 31, 2019, has been derived from our audited consolidated financial statements. In order to understand the effect of accounting policies and material uncertainties that could affect our presentation of financial information, this data should be read in conjunction with our Consolidated Financial Statements and Notes thereto included under Item 8 to this Form 10-K and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operation included under Item 7 of this Form 10-K.
All revenue and cost of revenue amounts for each of the fiscal years ended January 31, 2018, 2017, 2016 and 2015 are presented on an as corrected basis after correcting for an immaterial error identified in our previously issued financial statements. The correction of this immaterial error reduced total revenue and cost of revenue by less than 1.5% for each annual period and impacted the amounts of previously reported equipment, parts, service and rental and other revenue and cost of revenue, but had no impact on total gross profit, operating or net income, or earnings per-share. See Note 26 to our consolidated financial statements included in this Form 10-K for additional information.
The change in store count, resulting from acquisitions, new store openings, or store closings, has an impact on the comparability of our statement of operations and balance sheet information. The table below summarizes the net change in our store count and ending store count for each fiscal year presented.

	Year Ended January 31,
	2019	2018	2017	2016	2015
Store Count Data
Net change in store count during fiscal year	7	(12)	1	(4)	(7)
Store count at end of fiscal year	104	97	109	108	112

	Year Ended January 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Statement of Operations Data:
Revenue
Equipment	$909,178	$844,768	$838,037	$972,496	$1,462,956
Parts	210,796	203,231	214,103	222,982	241,636
Service	86,840	88,794	94,408	94,216	99,175
Rental and other	54,691	55,813	55,149	66,098	78,663
Total Revenue	1,261,505	1,192,606	1,201,697	1,355,792	1,882,430
Cost of Revenue
Equipment	812,467	764,649	769,924	917,779	1,323,691
Parts	149,615	143,729	149,212	156,563	170,121
Service	29,036	30,679	31,490	30,121	29,071
Rental and other	38,799	38,249	37,342	45,415	51,163
Total Cost of Revenue	1,029,917	977,306	987,968	1,149,878	1,574,046
Gross Profit	231,588	215,300	213,729	205,914	308,384
Operating Expenses	201,537	203,203	211,372	220,524	273,271
Impairment and Restructuring Costs	2,570	11,172	4,729	8,500	34,390
Income (Loss) from Operations	27,481	925	(2,372)	(23,110)	723
Other Income (Expense)
Interest income and other income (expense)	2,547	1,635	1,524	(478)	(4,272)
Interest expense	(13,874)	(16,999)	(21,865)	(32,623)	(34,791)
Income (Loss) Before Income Taxes	16,154	(14,439)	(22,713)	(56,211)	(38,340)
Provision for (Benefit from) Income Taxes	3,972	(7,390)	(8,178)	(17,982)	(4,923)
Net Income (Loss) Including Noncontrolling Interest	12,182	(7,049)	(14,535)	(38,229)	(33,417)
Less: Loss Attributable to Noncontrolling Interest	—	—	(356)	(337)	(1,260)
Net Income (Loss) Attributable to Titan Machinery Inc.	12,182	(7,049)	(14,179)	(37,892)	(32,157)

Earnings (Loss) per Share:
Basic	$0.55	$(0.32)	$(0.65)	$(1.76)	$(1.51)
Diluted	$0.55	$(0.32)	$(0.65)	$(1.76)	$(1.51)

Weighted Average Shares Outstanding:
Basic	21,809	21,543	21,294	21,111	20,989
Diluted	21,816	21,543	21,294	21,111	20,989

	January 31,
	2019	2018	2017	2016	2015
	(in thousands)
Balance Sheet Data:
Cash	$56,745	$53,396	$53,151	$89,465	$127,528
Receivables, net	77,500	60,672	60,082	65,534	84,921
Inventories	491,091	472,467	478,266	680,482	870,901
Prepaid expenses and other	15,556	12,440	10,989	9,753	10,634
Income taxes receivable	—	171	5,380	13,011	166
Assets held for sale	—	—	—	—	15,312
Total current assets	640,892	599,146	607,868	858,245	1,109,462
Goodwill and intangibles, net	8,408	5,193	5,001	5,134	5,458
Property and equipment, net of accumulated depreciation	138,950	151,047	156,647	183,179	208,680
Deferred income taxes	3,010	3,472	547	—	—
Other assets	1,178	1,450	1,359	1,317	2,014
Total Assets	$792,438	$760,308	$771,422	$1,047,875	$1,325,614

Accounts payable	$16,607	$15,136	$17,326	$16,863	$17,659
Floorplan payable (1)	273,756	247,392	233,228	444,780	625,162
Senior convertible notes	45,249	—	—	—	—
Current maturities of long-term debt	3,340	1,574	1,373	1,557	7,749
Deferred revenue	46,409	32,324	26,366	31,159	35,090
Accrued expenses and other	35,091	31,863	30,533	29,066	39,025
Liabilities held for sale	—	—	—	—	2,835
Total current liabilities	420,452	328,289	308,826	523,425	727,520
Senior convertible notes	—	62,819	88,501	134,145	129,889
Long-term debt, less current maturities	25,812	34,578	38,236	38,409	66,563
Deferred income taxes	4,955	2,275	9,500	11,135	19,971
Other long-term liabilities	5,908	10,492	5,180	2,412	3,312
Total stockholders' equity	335,311	321,855	321,179	338,349	378,359
Total Liabilities and Stockholders' Equity	$792,438	$760,308	$771,422	$1,047,875	$1,325,614

(1) Portion of floorplan payable balance which is interest-bearing as of January 31	45%	47%	72%	75%	75%

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
The agricultural equipment we sell and service includes machinery and attachments for uses ranging from large-scale farming to home and garden use. The construction equipment we sell and service includes heavy construction machinery, light industrial machinery for commercial and residential construction, road and highway construction machinery, mining, energy, and forestry operations equipment. We offer our customers a one-stop solution for their equipment needs through:

•	new and used equipment sales;

•	parts sales;

•	equipment repair and maintenance services; and

•	equipment rental and other activities.
The new equipment and parts we sell are supplied primarily by CNH Industrial. According to public reports filed by CNH Industrial, CNH Industrial is a leading manufacturer and supplier of agricultural and construction equipment based on the number of units sold, primarily through the Case IH Agriculture, New Holland Agriculture, Case Construction and New Holland Construction brands. Sales of new CNH Industrial products accounted for approximately 72% of our new equipment revenue in fiscal 2019, with our single largest manufacturer other than CNH Industrial representing approximately 3% of our total new equipment sales. We acquire used equipment for resale primarily through trade-ins from our customers and in some cases through selective purchases. We sell parts and provide in-store and on-site repair and maintenance services. We rent equipment and provide other ancillary services such as equipment transportation, GPS signal subscriptions, farm data management systems, precision farming equipment, and finance and insurance products.
Throughout our 38-year operating history we have built an extensive, geographically contiguous network of 74 stores located in the United States and 30 stores in Europe. We have a history of growth through acquisitions, including over 50 acquisitions in 11 states and four European countries since January 1, 2003. We believe that there will continue to be opportunities for dealership consolidation in the future, and we expect that acquisitions will continue to be a component of our long-term growth strategy.
Certain External Factors Affecting our Business
We are subject to a number of factors that affect our business including those factors discussed in the sections in this annual report entitled "Risk Factors" and "Information Regarding Forward-Looking Statements." Certain of these external factors include, but are not limited to, the following:
Macroeconomic and Industry Factors
Our Agriculture and International businesses are primarily driven by the demand for agricultural equipment for use in the production of food, fiber, feed grain and renewable energy; home and garden applications; and the maintenance of commercial, residential and government properties. Agriculture industry factors such as changes in agricultural commodity prices and net farm income, have an effect on customer sentiment and our customers' ability to secure financing for their equipment purchases. Macroeconomic and industry factors that affect commodity prices and net farm income include changing worldwide demand for agriculture commodities, crop yields and supply disruptions caused by weather patterns and crop diseases, crop stock levels, production costs, and changing U.S. dollar foreign currency exchange rates. Based on U.S. Department of Agriculture ("USDA") publications, the most recent estimate of net farm income for calendar year 2018 decreased 16% compared to calendar year 2017 and is approximately 15% below the average for the five-year period ending December 31, 2018. Lower net farm income over the most recent five-year period has led to reduced demand for equipment purchases, service work and parts, negatively impacting same-store sales, equipment revenue and equipment gross profit margin, and has caused an oversupply of equipment inventory in our geographic footprint. In addition, these agriculture industry conditions have also led to a reduction of purchases of construction equipment by customers in the agriculture industry, negatively impacting certain of our Construction stores. Based on its March 2019 report, the USDA projected net farm income for calendar year 2019 to increase 10.0% as compared to calendar year 2018.
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
Seasonality & Weather
The agricultural and construction equipment businesses are highly seasonal, which causes our quarterly results and our available cash flow to fluctuate during the year. Our customers generally purchase and rent equipment in preparation for, or in conjunction with, their busy seasons, which for farmers are the spring planting and fall harvesting seasons, and which for Construction customers is typically the second and third quarters of our fiscal year for much of our Construction footprint. Our parts and service revenues are typically highest during our customers' busy seasons as well, due to the increased use of their equipment during this time, which generates the need for more parts and service work. However, weather conditions impact the timing of our customers' busy times, which may cause greater than expected fluctuations in our quarterly financial results year over year. In addition, the fourth quarter typically is a significant period for equipment sales in the U.S. because of our customers’ year-end tax planning considerations, the timing of dealer incentives and the increase in availability of funds from completed harvests and construction projects.
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
Dependence on our Primary Supplier
The majority of our business involves the distribution and servicing of equipment manufactured by CNH Industrial. In fiscal 2019, CNH Industrial supplied approximately 74% of the new equipment sold in our Agriculture segment, 70% of the new equipment sold in our Construction segment, and 72% of the new equipment sold in our International segment, and represented a significant portion of our parts revenue. Thus, we believe the following factors have a significant impact on our operating results:

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
    In February 2017, to better align our cost structure and business in certain markets, we announced a dealership restructuring plan (the "Fiscal 2018 Restructuring Plan"), which included the closing of one Construction location and 14 Agriculture locations. As of January 31, 2018, we had closed and fully exited all of these locations and had completed our Fiscal 2018 Restructuring Plan. For the fiscal year ended January 31, 2019, we recognized a restructuring expense of $0.4 million as the result of revised assumptions regarding the timing and amount of estimated future cash flows associated with our cease-use liabilities for certain of our closed store locations. In fiscal 2016, we carried out a restructuring plan which began in fiscal 2015 that reduced our headcount and resulted in the closing of four Agriculture stores and eight Construction stores. We incurred costs of $0.4 million, $10.5 million and $3.3 million during the fiscal years ended January 31, 2019, 2018 and 2017, related to these activities.
AGRAM Acquisition
On July 2, 2018, we continued our strategy of acquiring dealerships in desired market areas with our acquisition of two commonly-controlled companies, AGRAM Landtechnikvertrieb GmbH and AGRAM Landtechnik Rollwitz GmbH (collectively "AGRAM"). AGRAM consists of four Case IH agriculture dealership locations in the following cities of Germany; Altranft, Burkau, Gutzkow, and Rollowitz. Total cash consideration paid in the acquisition was $19.2 million, which we financed through available cash resources and capacity under our existing floorplan payable and other credit facilities. The four AGRAM dealerships are included within our International segment.
Inventory Impairment Charges
In the fourth quarter of fiscal 2016 we expanded our marketing of certain aged equipment inventory through alternative channels rather than our normal retail channels. We recorded an inventory impairment charge of $27.5 million to equipment cost of revenue in the fourth quarter of fiscal 2016 related to the expanded equipment inventory reduction plan, of which $11.4 million related to our Agriculture segment, $15.9 million related to our Construction segment and $0.2 million related to our International segment. During the course of fiscal 2017, we substantially completed this expanded inventory reduction plan.
Critical Accounting Policies and Use of Estimates
In the preparation of financial statements prepared in conformity with U.S. generally accepted accounting principles ("GAAP"), we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosures. While we believe the estimates and judgments we use in preparing our financial statements are appropriate, they are subject to future events and uncertainties regarding their outcome and therefore actual results may materially differ from these estimates. We describe in Note 1, Business Activity and Significant Accounting Polices, of the Notes to our Consolidated Financial Statements the significant accounting policies used in preparing the consolidated financial statements. We consider the following items in our consolidated financial statements to require significant estimation or judgment.
Revenue Recognition
Equipment revenue transactions include the sale of agricultural and construction equipment and often include both cash and noncash consideration received from our customers, with noncash consideration in the form of used, trade-in, equipment assets. The amount of revenue recognized in the sale transaction is dependent on the value assigned to the trade-in asset. Significant judgment is required to estimate the value of trade-in assets. We assign value based on the estimated selling price for that piece of equipment in the applicable market, less a gross profit amount to be realized at the time the trade-in asset is sold and an estimate of any reconditioning work required to ready the asset for sale. We estimate future selling prices of trade-in assets using various external industry data and relevant internal information, and consider the impact of various factors including model year, hours, overall condition, and other equipment specifications. Our estimates of the value of trade-in assets are impacted by changing market values of used equipment and the availability of relevant and reliable third-party data. In instances in which relevant third-party information is not available, the value assigned to trade-in equipment is dependent on internal judgments.
Inventories
New and used equipment inventories are stated at the lower of cost (specific identification) or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The majority of our used equipment inventory is acquired through trade-ins from our customers and is initially measured and recognized based on the estimated future selling price of the equipment, less a gross profit amount to be realized when the trade-in asset is sold and an estimate of any reconditioning work required to ready the asset for sale. Subsequent to the initial recognition, all new and used equipment inventories are subject to periodic lower of cost or net realizable value assessments. We estimate net realizable value using internal and third-party data that considers various factors including aging of equipment, hours of use and market conditions. Generally, used equipment prices are more volatile to changes in market conditions than prices for new equipment due to incentive programs that may be offered by manufacturers to assist in the sale of new equipment. We review our equipment inventory values on a monthly basis and adjust them whenever the carrying amount exceeds the estimated net realizable value.
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
During our 2019 fiscal year we determined that events or circumstances were present that may indicate that the carrying amount of certain of our store long-lived assets might not be recoverable. The events or circumstances which indicated that certain of our store long-lived assets might not be recoverable included a current period operating loss combined with historical losses and anticipated future operating losses within certain of our stores, or an expectation that a long-lived asset (or asset group) will be disposed of before the end of its previously estimated useful life. In light of these circumstances, we performed step one of the impairment analysis for these assets, which have a combined carrying value of $9.9 million, to determine if the asset values are recoverable. In certain cases the analysis indicated that the carrying value is not recoverable. The aggregate carrying value of such assets totaled $4.8 million. Based on this conclusion, we performed step two of the impairment analysis and estimated the fair value of these assets using an income approach that incorporated unobservable inputs including estimated forecasted net cash flows generated from the use and disposition of these assets. Step two of the analysis indicated that an impairment charge in the amount of $2.2 million was necessary, of which $0.9 million related to the Agriculture segment, $1.1 million related to the Construction segment, and $0.2 million related to the International segment. In all other cases, in which the aggregate carrying value of such assets totaled $5.1 million, our analyses indicated that the carrying values are recoverable based on our estimates of future undiscounted cash flows under step one of the impairment analysis.
Our impairment analyses require significant judgment, including identification of the grouping of long-lived and other assets and liabilities for impairment testing, estimates of future cash flows arising from these groups of assets and liabilities, and estimates of the remaining useful lives of the long-lived assets being evaluated. Our estimates inherently include a degree of uncertainty and are impacted by macroeconomic and industry conditions, the competitive environment and other factors. Adverse changes in any of these factors in future periods could result in impairment charges in future periods which could materially impact our results of operations and financial position.
Income Taxes
In determining our provision for (benefit from) income taxes, we must make certain judgments and estimates, including an assessment of the realizability of our deferred tax assets. In evaluating our ability to realize the benefit of our deferred tax assets we consider all available positive and negative evidence, including our historical operating results and our expectation of future taxable income, the availability to implement prudent tax-planning strategies, and the carryforward periods over which the assets may be realized. These assumptions require significant judgment and estimation.
In reviewing our deferred tax assets as of January 31, 2019, we concluded that a partial valuation allowance for U.S. federal and state deferred tax assets of $4.4 million was warranted. This conclusion was principally based on the presence of historical losses and our expected future sources of taxable income, including the anticipated future reversal of our existing deferred tax assets and liabilities. We review our foreign deferred tax assets, including net operating losses, on a jurisdiction-by-jurisdiction basis. As of January 31, 2019, we concluded that a valuation allowance for certain of our foreign deferred tax assets, including net operating losses, was warranted in the amount of $2.3 million. This conclusion was principally based on the presence of historical losses and the anticipated time period over which we may generate taxable income in excess of these historical losses.
During the fiscal year ended January 31, 2018, the Company concluded, based upon all available evidence, it was more likely than not it would have sufficient future taxable income to realize the deferred tax assets of its Ukrainian subsidiary. As a result, the Company released the $3.5 million valuation allowance and recognized a corresponding benefit from income taxes in the consolidated statement of operations for the fiscal year ended January 31, 2018. The Company's conclusion regarding the realizability of such deferred tax assets was based on recent profitable operations in Ukraine resulting in a cumulative profit over the three-year period ending January 31, 2018, our projections of future profitability in Ukraine, the relative economic and political stability in Ukraine and the unlimited carryforward period of net operating losses in Ukraine.
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
New Accounting Pronouncements
Refer to Note 1, Business Activity and Significant Accounting Polices, of the Notes to our Consolidated Financial Statements for a description of new accounting pronouncements recently adopted or not yet adopted and the impact or anticipated impact of such pronouncements to our consolidated financial statements.
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
Absorption
Absorption is an industry term that refers to the percentage of an equipment dealer's operating expense covered by the combined gross profit from parts, service and rental fleet activity. We calculate absorption by dividing our gross profit from sales of parts, service and rental fleet by our operating expenses, less commission expense on equipment sales, plus interest expense on floorplan payables and rental fleet debt. We believe that absorption is an important management metric because during economic down cycles our customers tend to postpone new and used equipment purchases while continuing to run, maintain and repair their existing equipment. Thus, operating at a high absorption rate enables us to operate profitably throughout economic down cycles.
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
Adjusted EBITDA
EBITDA is a non-GAAP financial measure defined as earnings before finance costs, income taxes, depreciation and amortization and is a metric frequently used to assess and evaluate financial performance. Management uses Adjusted EBITDA as a measure of financial performance, as a supplemental measure to evaluate the Company's overall operating performance and believes it provides a useful metric for comparability between periods and across entities within our industry by excluding differences in capital structure, income taxes, non-cash charges and certain activities that occur outside of the ordinary course of our business. We calculate Adjusted EBITDA as our net income (loss) including noncontrolling interest, adjusted for net interest (excluding floorplan interest expense), income taxes, depreciation, amortization, and items included in our non-GAAP reconciliation, for each of the respective periods. Adjusted EBITDA should be evaluated in addition to, and not considered a substitute for, or superior to, any GAAP measure of net income (loss). In addition, other companies may calculate Adjusted EBITDA in a different manner, which may hinder comparability with other companies. The Company's Adjusted EBITDA for the fiscal years ended January 31, 2019, 2018 and 2017 was $49.8 million, $30.8 million, and $11.7 million. Refer to the Non-GAAP Financial Measures section for a reconciliation of Adjusted EBITDA to net income (loss) including noncontrolling interest.
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
Floorplan Interest
The cost of financing inventory is an important factor affecting our results of operations. Floorplan payable financing from CNH Industrial Capital, Wells Fargo, DLL Finance and various credit facilities related to our foreign subsidiaries represent the primary sources of financing for equipment inventories. CNH Industrial regularly offers interest-free periods as well as additional incentives and special offers. As of January 31, 2019, 55.4% of our floorplan payable financing was non-interest bearing.
Other Interest Expense
Interest expense represents the interest on our outstanding debt instruments, including our Senior Convertible Notes, other than floorplan payable financing facilities. Non-cash interest expense from amortization of the debt discount associated with our Senior Convertible Notes is also included in this balance.

Results of Operations
Comparative financial data for each of our four sources of revenue for fiscal 2019, 2018, and 2017 are expressed below. The results of these periods include the operating results of the acquisitions made during these periods. The year-to-year comparisons included below are not necessarily indicative of future results. Information regarding segment revenue and income (loss) before income taxes is presented for each fiscal year following our discussion of the consolidated results of operations. Additional information regarding our segments is included in Note 24 of our consolidated financial statements.
All revenue and cost of revenue amounts for the fiscal years ended January 31, 2018 and 2017 reported in this Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, are presented on an as corrected basis after correcting for an immaterial error identified in our previously issued financial statements. See Note 26 to our consolidated financial statements included in this Form 10-K for additional information regarding the correction of this immaterial error.

	Year Ended January 31,
	2019	2018	2017
	(dollars in thousands)
Equipment
Revenue	$909,178	$844,768	$838,037
Cost of revenue	812,467	764,649	769,924
Gross profit	$96,711	$80,119	$68,113
Gross profit margin	10.6%	9.5%	8.1%
Parts
Revenue	$210,796	$203,231	$214,103
Cost of revenue	149,615	143,729	149,212
Gross profit	$61,181	$59,502	$64,891
Gross profit margin	29.0%	29.3%	30.3%
Service
Revenue	$86,840	$88,794	$94,408
Cost of revenue	29,036	30,679	31,490
Gross profit	$57,804	$58,115	$62,918
Gross profit margin	66.6%	65.4%	66.6%
Rental and other
Revenue	$54,691	$55,813	$55,149
Cost of revenue	38,799	38,249	37,342
Gross profit	$15,892	$17,564	$17,807
Gross profit margin	29.1%	31.5%	32.3%

The following table sets forth our statements of operations data expressed as a percentage of revenue for the fiscal years indicated.

	Year Ended January 31,
	2019	2018	2017
Revenue
Equipment	72.1%	70.8%	69.7%
Parts	16.7%	17.0%	17.8%
Service	6.9%	7.4%	7.9%
Rental and other	4.3%	4.7%	4.6%
Total Revenue	100.0%	100.0%	100.0%
Total Cost of Revenue	81.6%	81.9%	82.2%
Gross Profit Margin	18.4%	18.1%	17.8%
Operating Expenses	16.0%	17.0%	17.6%
Impairment of Intangible and Long-Lived Assets	0.2%	0.1%	0.4%
Restructuring Costs	—%	0.9%	—%
Income (Loss) from Operations	2.2%	0.1%	(0.2)%
Other Income (Expense)	(0.9)%	(1.3)%	(1.7)%
Income (Loss) Before Income Taxes	1.3%	(1.2)%	(1.9)%
Provision for (Benefit from) Income Taxes	0.3%	(0.6)%	(0.7)%
Net Income (Loss) Including Noncontrolling Interest	1.0%	(0.6)%	(1.2)%
Less: Net Income (Loss) Attributable to Noncontrolling Interest	—%	—%	—%
Net Income (Loss) Attributable to Titan Machinery Inc.	1.0%	(0.6)%	(1.2)%
Fiscal Year Ended January 31, 2019 Compared to Fiscal Year Ended January 31, 2018
Consolidated Results
Revenue

	Year Ended January 31,		Increase/	Percent
	2019	2018	(Decrease)	Change
	(dollars in thousands)
Equipment	$909,178	$844,768	$64,410	7.6%
Parts	210,796	203,231	7,565	3.7%
Service	86,840	88,794	(1,954)	(2.2)%
Rental and other	54,691	55,813	(1,122)	(2.0)%
Total Revenue	$1,261,505	$1,192,606	$68,899	5.8%
The increase in total revenue for fiscal 2019, as compared to fiscal 2018, was the result of increased revenue from all segments. Same-store sales increased 5.1% over the comparable prior year period primarily as a result of an increase in equipment revenue within our Agriculture segment. Our total revenue increase was also positively impacted by our AGRAM acquisition.

Gross Profit

	Year Ended January 31,		Increase/	Percent
	2019	2018	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$96,711	$80,119	$16,592	20.7%
Parts	61,181	59,502	1,679	2.8%
Service	57,804	58,115	(311)	(0.5)%
Rental and other	15,892	17,564	(1,672)	(9.5)%
Total Gross Profit	$231,588	$215,300	$16,288	7.6%
Gross Profit Margin
Equipment	10.6%	9.5%	1.1%	11.6%
Parts	29.0%	29.3%	(0.3)%	(1.0)%
Service	66.6%	65.4%	1.2%	1.8%
Rental and other	29.1%	31.5%	(2.4)%	(7.6)%
Total Gross Profit Margin	18.4%	18.1%	0.3%	1.7%
Gross Profit Mix
Equipment	41.8%	37.2%	4.6%	12.4%
Parts	26.4%	27.6%	(1.2)%	(4.3)%
Service	25.0%	27.0%	(2.0)%	(7.4)%
Rental and other	6.8%	8.2%	(1.4)%	(17.1)%
Total Gross Profit Mix	100.0%	100.0%
Gross profit increased $16.3 million from fiscal 2018 to fiscal 2019 primarily due to higher revenue for fiscal 2019 and improved gross profit margin, from 18.1% in fiscal 2018 to 18.4% in fiscal 2019. The improvement in gross profit margin was the result of improved equipment margins driven by equipment pricing stabilization along with industry supply rightsizing to the level of demand.
Our company-wide absorption rate improved to 71.6% for fiscal 2019 as compared to 68.9% during fiscal 2018, primarily due to a reduction in our fixed operating costs and floorplan interest expense.
Operating Expenses

	Year Ended January 31,		Increase/	Percent
	2019	2018	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$201,537	$203,203	$(1,666)	0.8%
Operating Expenses as a Percentage of Revenue	16.0%	17.0%	(1.0)%	(5.9)%
Our operating expenses for fiscal 2019 decreased $1.7 million as compared to fiscal 2018 and operating expenses as a percentage of revenue improved to 16.0% for fiscal 2019 from 17.0% in fiscal 2018. Operating expenses decreased primarily as a result of cost savings arising from our Fiscal 2018 Restructuring Plan partially offset by increases in our International segment operating expenses primarily resulting from our AGRAM acquisition. Operating expenses as a percentage of revenue improved primarily due to the impact of operating expense leverage resulting from higher fiscal 2019 sales volumes.

Impairment and Restructuring Costs

	Year Ended January 31,		Increase/	Percent
	2019	2018	(Decrease)	Change
	(dollars in thousands)
Impairment of Long-Lived Assets	$2,156	$673	$1,483	n/m
Restructuring Costs	414	10,499	(10,085)	96.0%
During fiscal 2019, we recognized a total of $2.2 million in impairment expense related to long-lived assets, primarily in our Agriculture and Construction segments, compared to impairment expense of $0.7 million related to long-lived assets, primarily in our Construction segment in fiscal 2018. Restructuring costs of $0.4 million were recognized in fiscal 2019 related to the Company's revised assumptions, based on changes in circumstances, for our cease-use lease liabilities associated with certain of our previously closed stores. Restructuring costs of $10.5 million were recognized in fiscal 2018 relating to charges recognized in connection with our Fiscal 2018 Restructuring Plan and included accrued charges for lease terminations and remaining lease obligations, employee termination benefits, and the costs associated with relocating certain assets of our closed stores. See Note 12 to our consolidated financial statements for further details on our previously implemented store restructuring plans and associated exit costs.
Other Income (Expense)

	Year Ended January 31,		Increase/	Percent
	2019	2018	(Decrease)	Change
	(dollars in thousands)
Interest income and other income (expense)	$2,548	$1,635	$913	55.8%
Floorplan interest expense	(6,114)	(8,152)	(2,038)	25.0%
Other interest expense	(7,761)	(8,847)	(1,086)	12.3%
The decrease in floorplan interest expense for fiscal 2019, as compared to fiscal 2018, was primarily due to a decrease in our interest-bearing inventory in fiscal 2019. In addition, floorplan interest expense for fiscal 2018 included $0.6 million of expense resulting from the termination and reclassification of accumulated losses on our interest rate swap instrument. Interest expense associated with our Senior Convertible Notes, which is reflected in other interest expense, decreased $1.3 million in fiscal 2019 compared to fiscal 2018 due to interest savings resulting from our repurchases of our Senior Convertible Notes. Other interest expense in fiscal 2018 also includes $0.4 million of debt issuance cost write-offs recognized as a result of our election to reduce the maximum available credit under our Wells Fargo Credit Agreement.
Provision for (Benefit from) Income Taxes

	Year Ended January 31,		Increase/	Percent
	2019	2018	(Decrease)	Change
	(dollars in thousands)
Provision for (Benefit from) Income Taxes	$3,972	$(7,390)	$11,362	n/m
Our effective tax rate changed from 51.2% in fiscal 2018 to 24.6% in fiscal 2019. Our effective tax rate has been impacted by the enactment on December 22, 2017 of federal tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act reduced the U.S. federal corporate tax rate from 35% to 21%. The Company recorded a net tax benefit of $1.8 million for the fiscal year ended January 31, 2018 as a result of remeasuring its domestic net deferred tax liabilities at a federal rate of 21% as this is the rate at which these deferred tax amounts are expected to reverse in future periods.
The Company's effective tax rate was also impacted by changes in valuation allowances recognized for deferred tax assets, including net operating losses in certain of our domestic and international jurisdictions. The Company concluded during fiscal 2018 that, based on all available evidence, it was more likely than not that it would have sufficient future taxable income to realize the deferred tax assets of its Ukrainian subsidiary. As a result, the Company released the $3.5 million valuation allowance in fiscal 2018 and recognized a corresponding benefit from income taxes. The Company's conclusion regarding the realizability of such deferred tax assets was based on our recent profitable operations resulting in a cumulative profit over the three-year period ended January 31, 2018 in Ukraine, our projections of future profitability, the relative economic and geopolitical stability in Ukraine and the unlimited carryforward period of net operating losses in Ukraine.

See Note 17 to our consolidated financial statements for further details on our effective tax rate.
Segment Results

	Year Ended January 31,		Increase/	Percent
	2019	2018	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$726,793	$689,854	$36,939	5.4%
Construction	301,989	293,860	8,129	2.8%
International	232,723	208,892	23,831	11.4%
Total	$1,261,505	$1,192,606	$68,899	5.8%

Income (Loss) Before Income Taxes
Agriculture	$16,799	$(3,678)	$20,477	n/m
Construction	(4,400)	(7,278)	2,878	39.5%
International	5,160	2,205	2,955	134.0%
Segment income (loss) before income taxes	17,559	(8,751)	26,310	n/m
Shared Resources	(1,405)	(5,688)	4,283	75.3%
Total	$16,154	$(14,439)	$30,593	n/m
Agriculture
Agriculture segment revenue for fiscal 2019 increased 5.4% compared to the same period last year. Agriculture same-store sales for fiscal 2019 increased 6.4% as compared to fiscal 2018. The increase in same-store sales was primarily due to an increase in equipment revenue arising from customer replacement demand.
Agriculture segment income before income taxes for fiscal 2019 improved by $20.5 million compared to the same period last year. The improvement in segment results was largely the result of higher equipment gross profit margins and increased equipment sales volume along with operating expense savings as a result of our Fiscal 2018 Restructuring Plan and a decrease in restructuring and impairment charges and floorplan interest expense. Restructuring and impairment charges decreased from $7.1 million in fiscal 2018 to $1.3 million in fiscal 2019. Floorplan interest expense decreased as the result of a decrease in our interest-bearing inventory in fiscal 2019 compared to the same period last year.
Construction
Construction segment revenue for fiscal 2019 increased 2.8% compared to fiscal 2018, all of which was a same-store sales increase. The increase in segment revenue was primarily driven by an increase in equipment revenue.
Our Construction segment loss before income taxes was $4.4 million for fiscal 2019 compared to $7.3 million for fiscal 2018. The improvement in segment results was primarily due to a decrease in restructuring and impairment charges and reduced floorplan and other interest expense. Restructuring and impairment costs decreased from $2.6 million for fiscal 2018 to $1.1 million for fiscal 2019. The decrease in floorplan and other interest expense was primarily due to a reduced level of interest-bearing inventory and rental fleet in fiscal 2019 compared to fiscal 2018. The dollar utilization of our rental fleet was 23.9% in fiscal 2019, which was relatively flat as compared to fiscal 2018 dollar utilization of 23.6%.
International
International segment revenue for fiscal 2019 increased 11.4% compared to fiscal 2018 primarily due to our AGRAM acquisition along with an increase in equipment revenue. Equipment revenue increased in fiscal 2019 primarily due to continued strong demand in certain of our markets, which was aided by subvention funds and strong calendar year 2017 crop yields.
Our International segment income before income taxes was $5.2 million for fiscal 2019 compared to $2.2 million for the same period last year. The increase in segment income before income taxes was primarily due to the increase in segment revenue as noted above plus increased equipment gross profit margins, but partially offset by an increase in operating expenses resulting from our AGRAM acquisition and the continued build-out of our footprint and presence in our European markets.

Shared Resources/Eliminations
We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate most of these net expenses to our segments. Since these allocations are set early in the year, and a portion is planned to be unallocated, unallocated balances may occur. Shared Resource loss before income taxes was $1.4 million for fiscal 2019 compared to $5.7 million for fiscal 2018. For fiscal 2019, the improvement in Shared Resource results was driven primarily by a decrease in restructuring costs and operating expenses related to the Fiscal 2018 Restructuring Plan. Restructuring costs decreased $1.5 million in fiscal 2019 compared to fiscal 2018.
Fiscal Year Ended January 31, 2018 Compared to Fiscal Year Ended January 31, 2017
Consolidated Results
Revenue

	Year Ended January 31,		Increase/	Percent
	2018	2017	(Decrease)	Change
	(dollars in thousands)
Equipment	$844,768	$838,037	$6,731	0.8%
Parts	203,231	214,103	(10,872)	(5.1)%
Service	88,794	94,408	(5,614)	(5.9)%
Rental and other	55,813	55,149	664	1.2%
Total Revenue	$1,192,606	$1,201,697	$(9,091)	(0.8)%
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

Gross Profit

	Year Ended January 31,		Increase/	Percent
	2018	2017	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$80,119	$68,113	$12,006	17.6%
Parts	59,502	64,891	(5,389)	(8.3)%
Service	58,115	62,918	(4,803)	(7.6)%
Rental and other	17,564	17,807	(243)	(1.4)%
Total Gross Profit	$215,300	$213,729	$1,571	0.7%
Gross Profit Margin
Equipment	9.5%	8.1%	1.4%	17.3%
Parts	29.3%	30.3%	(1.0)%	(3.3)%
Service	65.4%	66.6%	(1.2)%	(1.8)%
Rental and other	31.5%	32.3%	(0.8)%	(2.5)%
Total Gross Profit Margin	18.1%	17.8%	0.3%	1.7%
Gross Profit Mix
Equipment	37.2%	31.9%	5.3%	16.6%
Parts	27.6%	30.4%	(2.8)%	(9.2)%
Service	27.0%	29.4%	(2.4)%	(8.2)%
Rental and other	8.2%	8.3%	(0.1)%	(1.2)%
Total Gross Profit Mix	100.0%	100.0%	—%	—%
Gross profit remained relatively flat, increasing $1.6 million from fiscal 2017 to fiscal 2018. Gross profit margin remained relatively consistent, increasing from 17.8% in fiscal 2017 to 18.1% in fiscal 2018. The increase in gross profit and gross profit margin was mainly due to higher equipment revenues and higher gross profit margins on equipment revenue.
Our company-wide absorption rate decreased slightly to 68.9% for fiscal 2018 from 69.2% for fiscal 2017 due to our decrease in gross profit from parts, service and rental and other in fiscal 2018 partially offset by a reduction in our fixed operating costs and floorplan interest expense.
Operating Expenses

	Year Ended January 31,		Increase/	Percent
	2018	2017	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$203,203	$211,372	$(8,169)	(3.9)%
Operating Expenses as a Percentage of Revenue	17.0%	17.6%	(0.6)%	3.4%
The $8.2 million decrease in operating expenses was primarily the result of cost savings resulting from our Fiscal 2018 Restructuring Plan, in which we reduced our headcount and generated additional cost savings associated with the closing of 15 stores. The decrease in operating expenses as a percentage of total revenue reflects the benefits of our cost-saving initiatives.
Impairment & Restructuring Costs

	Year Ended January 31,		Increase	Percent
	2018	2017	(Decrease)	Change
	(dollars in thousands)
Impairment of Long-Lived Assets	673	4,410	(3,737)	(84.7)%
Restructuring Costs	10,499	319	10,180	n/m
During fiscal 2018, we recognized a total of $0.7 million in impairment expense related to long-lived assets, compared to impairment expense of $4.4 million in fiscal 2017. The restructuring costs recognized in fiscal 2018 and fiscal 2017 occurred as a result of our store restructuring plans and associated exit costs, including accruals for lease terminations and remaining lease obligations, employee termination benefits, and the costs associated with relocating certain assets of our closed stores. See Note 12 to our consolidated financial statements for further details on our previously implemented store restructuring plans and associated exit costs.
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

Segment Results

	Year Ended January 31,		Increase/	Percent
	2018	2017	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$689,854	$734,283	$(44,429)	(6.1)%
Construction	293,860	317,126	(23,266)	(7.3)%
International	208,892	150,288	58,604	39.0%
Total	$1,192,606	$1,201,697	$(9,091)	(0.8)%

Income (Loss) Before Income Taxes
Agriculture	$(3,678)	$(15,781)	$12,103	76.7%
Construction	(7,278)	(5,875)	(1,403)	(23.9)%
International	2,205	(469)	2,674	n/m
Segment income (loss) before income taxes	(8,751)	(22,125)	13,374	60.4%
Shared Resources	(5,688)	(588)	(5,100)	n/m
Total	$(14,439)	$(22,713)	$8,274	36.4%
Agriculture
Agriculture segment revenue for fiscal 2018 decreased 6.1% compared to fiscal 2017. The revenue decrease was primarily due to a decrease in revenue resulting from the impact of our store closings associated with our Fiscal 2018 Restructuring Plan. Agriculture same-store sales for fiscal 2018 increased 4.2% as compared to fiscal 2017.
Agriculture segment loss before income taxes for fiscal 2018 improved by $12.1 million compared to fiscal 2017. The decrease in segment loss before income taxes was largely the result of higher gross profit margins on equipment revenue, operating expense savings as a result of our Fiscal 2018 Restructuring Plan and a decrease in floorplan interest expense as the result of a decrease in our interest-bearing inventory in fiscal 2018. These improvements were partially offset by a higher level of restructuring and impairment costs in fiscal 2018 as compared to fiscal 2017.
Construction
Construction segment revenue for fiscal 2018 decreased 7.3% compared to fiscal 2017. The revenue decrease was due to a Construction same-store sales decrease of 6.8% compared to fiscal 2017. This decrease was primarily the result of decreased equipment revenue. In fiscal 2017, we recognized $19.3 million of equipment revenue as a result of our expanded marketing efforts of aged inventories, a portion of such revenue was incremental revenue recognized in fiscal 2017.
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
Our International segment income before income taxes was $2.2 million for fiscal 2018 compared to segment loss before income taxes of $0.5 million for fiscal 2017. The increase in segment income before income taxes was primarily due to the increase in segment revenue as noted above, but partially offset by an increase in operating expenses resulting from the continued build-out of our footprint and presence in our European markets.

Shared Resources/Eliminations
We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate most of these net expenses to our segments. Since these allocations are set early in the year, and a portion is planned to be unallocated, unallocated balances may occur. Shared Resource loss before income taxes was $5.7 million for fiscal 2018 compared to $0.6 million for fiscal 2017. For fiscal 2018, loss before income taxes was impacted by $1.5 million in restructuring costs related to the Fiscal 2018 Restructuring Plan and $0.6 million in floorplan interest expense related to the interest rate swap termination and reclassification. For fiscal 2017, loss before income taxes included a $3.1 million gain recognized as a result of our repurchases of $54.3 million face value of Senior Convertible Notes.
Non-GAAP Financial Measures
To supplement our net income (loss) including noncontrolling interest and diluted earnings (loss) per share ("diluted EPS"), both GAAP measures, we use adjusted net income (loss) including noncontrolling interest, adjusted diluted EPS, and adjusted EBITDA, all non-GAAP measures. Generally, these non-GAAP measures include adjustments for items such as restructuring costs, long-lived asset impairment charges, gains and losses recognized on the repurchase of our Senior Convertible Notes, and other gains and losses. We believe that the presentation of adjusted net income (loss) including noncontrolling interest, adjusted diluted EPS and adjusted EBITDA is relevant and useful to our management and investors because it provides a measurement of earnings on activities that we consider to occur in the ordinary course of our business. Adjusted net income (loss) including noncontrolling interest, adjusted diluted EPS, and adjusted EBITDA should be evaluated in addition to, and not considered a substitute for, or superior to, the most comparable GAAP measure. In addition, other companies may calculate these non-GAAP measures in a different manner, which may hinder comparability of our results with those of other companies.
The following tables reconcile net income (loss) including noncontrolling interest and diluted EPS, GAAP measures, to adjusted net income (loss) including noncontrolling interest, adjusted diluted EPS, and adjusted EBITDA, all non-GAAP measures.

	Year Ended January 31,
	2019	2018	2017
	(dollars in thousands, except per share data)
Adjusted Net Income (Loss) Including Noncontrolling Interest
Net Income (Loss) Including Noncontrolling Interest	$12,182	$(7,049)	$(14,535)
Adjustments
(Gain) loss on repurchase of senior convertible notes	615	(22)	(3,130)
Debt issuance cost write-off	—	416	624
Restructuring & impairment charges	2,570	11,172	4,729
Ukraine remeasurement (1)	—	—	195
Interest rate swap termination & reclassification	—	631	—
Gain on insurance recoveries	—	—	(1,997)
Total Pre-Tax Adjustments	3,185	12,197	421
Less: Tax Effect of Adjustments (2)	636	4,103	(6)
Less: Tax Benefit from Tax Act (3)	—	1,809	—
Plus: Income Tax Valuation Allowance (4)	—	(1,920)	(44)
Total Adjustments	2,549	4,365	383
Adjusted Net Income (Loss) Including Noncontrolling Interest	$14,731	$(2,684)	$(14,152)

	Year Ended January 31,
	2019	2018	2017
	(dollars in thousands, except per share data)
Adjusted Diluted EPS
Diluted EPS	$0.55	$(0.32)	$(0.65)
Adjustments (5)
(Gain) loss on repurchase of senior convertible notes	0.03	—	(0.15)
Debt issuance cost write-off	—	0.02	0.03
Restructuring & impairment charges	0.12	0.51	0.21
Ukraine remeasurement	—	—	0.01
Interest rate swap termination & reclassification	—	0.03	—
Gain on insurance recoveries	—	—	(0.10)
Total Pre-Tax Adjustments	0.15	0.56	—
Less: Tax Effect of Adjustments (2)	0.03	0.19	—
Less: Tax Benefit from Tax Act (3)	—	0.08	—
Plus: Income Tax Valuation Allowance (4)	—	(0.09)	—
Total Adjustments	0.12	0.20	—
Adjusted Diluted EPS	$0.67	$(0.12)	$(0.65)

Adjusted EBITDA
Net Income (Loss) Including Noncontrolling Interest	$12,182	$(7,049)	$(14,535)
Adjustments
Interest expense, net of interest income	6,818	7,935	7,112
Provision for (benefit from) income taxes	3,972	(7,390)	(8,178)
Depreciation and amortization	23,605	25,105	26,868
EBITDA	46,577	18,601	11,267
Adjustments
(Gain) loss on repurchase of senior convertible notes	615	$(22)	(3,130)
Debt issuance cost write-off	—	416	624
Restructuring & impairment charges	2,570	11,172	4,729
Ukraine remeasurement	—	—	195
Interest rate swap termination & reclassification	—	631	—
Gain on insurance recoveries	—	—	(1,997)
Total Adjustments	3,185	12,197	421
Adjusted EBITDA	$49,762	$30,798	$11,688

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

(2)
The tax effect of adjustments for all U.S. related items was determined using the federal statutory tax rate applicable to the respective period and no impact for state taxes given our valuation allowances against state deferred tax assets. The federal statutory tax rate for the years ended January 31, 2019, 2018, and 2017 was 21.0%, 33.8%, and 35.0%. No tax effect was recognized for foreign related items as all adjustments occurred in foreign jurisdictions that have full valuation allowances on deferred tax assets.

(3)	Tax benefit recognized as a result of the Tax Act enacted on December 22, 2017.

(4)
Amounts reflect the tax benefit recognized from the release of the valuation allowance on our Ukrainian deferred tax assets, net of the incremental valuation allowance recognized as a result of restructuring costs incurred during the fiscal year ended January 31, 2018.

(5)	Adjustments are net of the impact of amounts attributable to noncontrolling interests and allocated to participating securities where applicable.

For other non-GAAP measures, see our discussion of Adjusted Cash Flow in the Cash Flow section elsewhere within this Item 7 of our Form 10-K.
Liquidity and Capital Resources
Sources of Liquidity
Our primary sources of liquidity are cash reserves, cash generated from operations, and borrowings under our floorplan payable and other credit facilities. We expect these sources of liquidity to be sufficient to fund our working capital requirements, acquisitions, capital expenditures and other investments in our business, service our debt, pay our tax and lease obligations and other commitments and contingencies, and meet any seasonal operating requirements for the foreseeable future, provided, however, that our borrowing capacity under our credit agreements is dependent on compliance with various financial covenants as further described in Note 7 to our consolidated financial statements included in this Form 10-K. We have worked in the past, and will continue to work in the future, with our lenders to implement satisfactory modifications to these financial covenants when appropriate for the business conditions confronted by us.
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
As of January 31, 2019, we had floorplan payable lines of credit for equipment purchases totaling $640.0 million, which includes a $400.0 million credit facility with CNH Industrial Capital, a $140.0 million floorplan payable line under the Wells Fargo Credit Agreement, a $45.0 million credit facility with DLL Finance and additional credit facilities related to our foreign subsidiaries. Available borrowing capacity under these lines of credit are reduced by amounts outstanding under such facilities, borrowing base calculations and amount of standby letters of credit outstanding with respect to the Wells Fargo Credit Agreement, and certain acquisition-related financing arrangements with respect to the CNH Industrial Capital credit facility. As of January 31, 2019, the Company was in compliance with the financial covenants under its credit agreements. Additional details on each of these credit facilities is disclosed in Note 7 to our consolidated financial statements included in this annual report.
The maturity date of the Wells Fargo Credit Agreement was contingent upon the results of a maturity test that was performed on February 1, 2019, a date that was three months prior to the scheduled maturity date of the Company's outstanding Senior Convertible Notes. Pursuant to the test, the maturity date for the Wells Fargo Credit Agreement would be October 28, 2020 so long as (i) the Company's fixed charge coverage ratio for the 12 month period ended December 31, 2018 was at least 1.10 to 1.00 and (ii) a liquidity test, requiring that the Company have unrestricted cash on hand plus excess borrowing availability under the Wells Fargo Credit Agreement (on a pro-forma basis reflecting the Company's repayment in full of its outstanding Senior Convertible Notes) in an amount that is greater than 20% of the maximum credit amount under the facility, was met on February 1, 2019. If both financial tests were not satisfied on February 1, 2019, the Wells Fargo Credit Agreement would immediately mature and all amounts outstanding become immediately due and payable in full. The Company satisfied the maturity test requirements on February 1, 2019, and therefore the maturity date of the Wells Fargo Credit Agreement is October 28, 2020. The Company’s available borrowings under the Wells Fargo Credit Agreement are reduced by the amount of outstanding Senior Convertible Notes until the notes are repaid in full on May 1, 2019.
Our equipment inventory turnover remained flat at 1.8 times for fiscal 2019 and fiscal 2018. Our equipment inventories increased 4.3% from January 31, 2018 to January 31, 2019. The increase in equipment sales volume in fiscal 2019 as compared to fiscal 2018 was offset by the increase in our average equipment inventory over these time periods. Our equity in equipment inventory, which reflects the portion of our equipment inventory balance that is not financed by floorplan payables, decreased to 34.4% as of January 31, 2019 from 38.2% as of January 31, 2018. The decrease in our equity in equipment inventory is primarily due to the use of our floorplan lines of credit to reduce long-term debt, including our Senior Convertible Notes.

Senior Convertible Notes
The Company's Senior Convertible Notes mature on May 1, 2019, unless purchased earlier by the Company, redeemed or converted. The outstanding principal balance of Senior Convertible Notes as of January 31, 2019 was $45.6 million. The Company expects to have sufficient available cash and sufficient available borrowing capacity under its various floorplan payable and other credit facilities to satisfy the principal balance of our Senior Convertible Notes on the May 1, 2019 maturity date.
Long-Term Debt Facilities
We have a $60.0 million working capital line of credit under the Wells Fargo Credit Agreement (the "Working Capital Line"). The Working Capital Line is used to finance our working capital requirements and fund certain capital expenditures. As of January 31, 2019, we had no amount outstanding on the Working Capital Line. We may also finance a portion of our rental fleet and other property and equipment with long-term debt with various lenders.
Adequacy of Capital Resources
Our primary uses of cash have been to fund our operating activities, including the purchase of inventories and providing for other working capital needs, meeting our debt service requirements, making payments due under our various leasing arrangements, funding capital expenditures, including rental fleet assets, and, from time to time, opportunistically repurchasing our outstanding convertible notes. The primary factor affecting our ability to generate cash and to meet existing, known or reasonably possible cash requirements is our operating performance as impacted by (i) industry factors, (ii) competition, (iii) general economic conditions, (iv) the timing and extent of acquisitions, and (v) business and other factors including those identified in Item 1A "Risk Factors" and discussed in this Form 10-K.
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
In fiscal 2019, we used $5.7 million in cash for rental fleet purchases and $6.3 million in cash for property and equipment purchases and financed $5.2 million in property and equipment purchases with long-term debt and capital leases. The property and equipment purchases primarily related to the purchase of vehicles and improvements to, or purchase of, real estate assets. In fiscal 2018, we used $12.6 million in cash for rental fleet purchases, $13.5 million in cash for property and equipment purchases, and financed $0.8 million in property and equipment purchases with long-term debt. The property and equipment purchases primarily related to the purchase of vehicles, trucks and real estate. We expect our cash expenditures for property and equipment, exclusive of rental fleet, for fiscal 2020 to be approximately $20.0 million and expect cash expenditures for rental fleet for fiscal 2020 to be approximately $15.0 million. The actual amount of our fiscal 2020 capital expenditures will depend upon factors such as general economic conditions, growth prospects for our industry and our decisions regarding financing and leasing options. We currently expect to finance property and equipment purchases with borrowings under our existing credit facilities, financing with long-term debt, with available cash or with cash flow from operations. We may need to incur additional debt if we pursue any future acquisitions.
There can be no assurances, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under the credit facilities with Wells Fargo, CNH Industrial Capital and DLL Finance in amounts sufficient to allow us to service our indebtedness and to meet our other commitments. If we are unable to generate sufficient cash flow from operations or to obtain sufficient future borrowings, we may be required to seek one or more alternatives such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. There can be no assurances that we will be able to succeed with one of these alternatives on commercially reasonable terms, if at all. In addition, if we pursue strategic acquisitions, we may require additional equity or debt financing to consummate the transactions, and we cannot assure you that we will succeed in obtaining this financing on favorable terms or at all. If we incur additional indebtedness to finance any of these transactions, this may place increased demands on our cash flow from operations to service the resulting increased debt. Our existing debt agreements contain restrictive covenants that may restrict our ability to adopt any of these alternatives. Any non-compliance by us under the terms of our debt agreements could result in an event of default which, if not cured, could result in the acceleration of our debt. We have met all financial covenants under these credit agreements as of January 31, 2019. We do not anticipate being in violation of any financial covenants in the foreseeable future. If anticipated operating results create the likelihood of a future covenant violation, we would seek to work with our lenders on an appropriate modification or amendment to our financing arrangements.

Cash Flow
Cash Flow Provided By Operating Activities
Net cash provided by operating activities in fiscal 2019 was $46.6 million compared to $95.8 million in fiscal 2018. The decrease in net cash provided by operating activities of $49.2 million from fiscal 2018 to fiscal 2019 was primarily attributable to changes in inventory and a changing mix in floorplan financing. During fiscal 2018, we drew on our manufacturing floorplan lines of credit and paid down our non-manufacturing floorplan lines of credit and repurchased a portion of our Senior Convertible Notes. We evaluate our cash flow from operating activities net of all floorplan payable activity and maintaining a constant level of equity in our inventory. Taking these adjustments into account, our adjusted cash provided by operating activities was $47.4 million for fiscal 2019 compared to $45.6 million for fiscal 2018. For a reconciliation of this adjusted cash provided by operating activities to the comparative GAAP financial measure, refer to the Adjusted Cash Flow Reconciliation below.
Net cash provided by operating activities was $95.8 million in fiscal 2018 compared to $141.0 million in fiscal 2017. The decrease in net cash provided by operating activities of $45.2 million from fiscal 2017 to fiscal 2018 was primarily attributable to changes in inventory, net of related changes in manufacturer floorplan payable balances. Our adjusted cash provided by operating activities was $45.6 million for fiscal 2018 and was $88.8 million for fiscal 2017. This decrease from fiscal 2017 to fiscal 2018 in adjusted cash provided by operating activities was primarily due to the aforementioned change in inventory, net of the related changes in floorplan payable balances. For a reconciliation of adjusted cash provided by operating activities to the comparative GAAP financial measure, refer to the Adjusted Cash Flow Reconciliation below.
Cash Flow Used For Investing Activities
Net cash used for investing activities is primarily comprised of cash used for property and equipment purchases, including rental fleet, and for business acquisitions.
Net cash used for investing activities was $25.8 million in fiscal 2019, compared to net cash used for investing activities of $24.6 million in fiscal 2018. The increase in cash used for investing activities was the result of cash used for our acquisition of AGRAM, but partially offset by lower levels of capital expenditures during fiscal 2019 compared to fiscal 2018 as we seek to manage our level of rental fleet assets and have elected to finance certain other capital expenditures through capital leasing arrangements in fiscal 2019. In fiscal 2019, we used $12.0 million of cash for property and equipment purchases compared to $26.1 million in fiscal 2018, primarily related to rental fleet, vehicles and construction of, improvements to, or purchases of real estate assets. These uses of cash were partially offset by cash proceeds received upon the sale of property and equipment.
Net cash used for investing activities was $24.6 million in fiscal 2018, compared to net cash used for investing activities of $9.1 million in fiscal 2017. In fiscal 2018, we had cash used for property and equipment purchases, including rental fleet, totaling $26.1 million, which primarily related to rental fleet, vehicles and construction of, improvements to, or purchases of real estate assets. These uses of cash were offset by $5.0 million received upon the sale of property and equipment. The increase in net cash used for investing activities from fiscal 2017 to fiscal 2018 was primarily due an increase in property and equipment purchases in fiscal 2018.
Cash Flow Used For Financing Activities
Net cash used for financing activities was $16.7 million in fiscal 2019, compared to net cash used for financing activities of $71.5 million in fiscal 2018. In fiscal 2019, net cash used for financing activities was the result of increased non-manufacturer floorplan payables, the proceeds of which were partially used to repurchase $20.0 million face value of our Senior Convertible Notes using $20.0 million in cash and to repay all amounts outstanding under our working capital line under our Wells Fargo Credit Agreement.
Net cash used for financing activities was $71.5 million in fiscal 2018 and $168.0 million in fiscal 2017. In fiscal 2018, net cash used for financing activities primarily resulted from the repayment of our non-manufacturer floorplan payables and the use of $29.1 million in cash to repurchase a portion of our Senior Convertible Notes.
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
Our equity in equipment inventory was 34.4%, 38.2% and 41.1% as of January 31, 2019, 2018 and 2017.
Adjusted Cash Flow is a non-GAAP financial measure. We believe that the presentation of Adjusted Cash Flow is relevant and useful to our investors because it provides information on activities we consider normal operations of our business, regardless of financing source and level of financing for our equipment inventory. The following table reconciles net cash provided by operating activities, a GAAP measure, to adjusted cash flow provided by operating activities and net cash used for financing activities, a GAAP measure, to adjusted cash flow used for financing activities.

	Net Cash Provided by (Used for) Operating Activities			Net Cash Provided by (Used for) Financing Activities
	Year Ended January 31,			Year Ended January 31,
	2019	2018	2017	2019	2018	2017
	(in thousands)			(in thousands)
Cash Flow, As Reported	$46,605	$95,812	$140,997	$(16,727)	$(71,466)	$(167,976)
Adjustment for Non-Manufacturer Floorplan Net Payments	16,818	(38,626)	(116,558)	(16,818)	38,626	116,558
Adjustment for Constant Equity in Equipment Inventory	(16,030)	(11,603)	64,400	—	—	—
Adjusted Cash Flow	$47,393	$45,583	$88,839	$(33,545)	$(32,840)	$(51,418)
Certain Information Concerning Off-Balance Sheet Arrangements
As of January 31, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. In the normal course of our business activities, we lease real estate, vehicles and equipment under operating leases.
Contractual and Commercial Commitment Summary
Our contractual obligations and commercial commitments as of January 31, 2019 are summarized below:

		Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(in thousands)
Long-term debt obligations (1)	$44,782	$6,211	$11,427	$8,070	$19,074
Senior convertible note obligations (2)	46,065	46,065	—	—	—
Operating lease (3)	158,566	20,117	36,780	33,260	68,409
Purchase obligations (4)	5,317	1,849	2,941	527	—
Total	$254,730	$74,242	$51,148	$41,857	$87,483

(1)	Includes obligations under our capital lease and financing obligations, long-term debt obligations and estimates of interest payable under all such obligations.

(2)	Includes coupon payments of interest on the contractual payment dates and payment of the principal balance on maturity in May 2019.

(3)
Includes minimum lease payment obligations under operating leases. Amounts do not include insurance or real estate taxes, which we include in our operating expenses and which we estimate will be approximately $2.7 million for the less than 1 year period, $5.2 million for the 1 to 3 year period, $5.1 million for the 3 to 5 year period, and $8.2 million for the more than 5 years period for a total of approximately $21.3 million. See Note 15 to our consolidated financial statements for a description of our operating lease obligations.

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
Interest Rate Risk
Exposure to changes in interest rates results from borrowing activities used to fund operations. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. We have both fixed and floating rate financing. Some of our floating rate credit facilities contain minimum rates of interest to be charged. Based upon our interest-bearing balances and interest rates as of January 31, 2019, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $1.2 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $1.2 million. At January 31, 2019, we had total floorplan payables of $273.8 million, of which $122.1 million was interest-bearing at variable interest rates and $151.7 million was non-interest bearing. In addition, at January 31, 2019, we had total long-term debt, including our Senior Convertible Notes, of $74.4 million, all of which was fixed rate debt.
Foreign Currency Exchange Rate Risk
Our foreign currency exposures arise as the result of our foreign operations. We are exposed to transactional foreign currency exchange rate risk through our foreign entities’ holding assets and liabilities denominated in currencies other than their functional currency. In addition, the Company is exposed to foreign currency transaction risk as a result of certain intercompany financing transactions. The Company attempts to manage its transactional foreign currency exchange rate risk through the use of derivative financial instruments, primarily foreign exchange forward contracts, or through natural hedging instruments. Based upon balances and exchange rates as of January 31, 2019, holding other variables constant, we believe that a hypothetical 10% increase or decrease in all applicable foreign exchange rates would not have a material impact on our results of operations or cash flows. As of January 31, 2019, our Ukrainian subsidiary had $3.0 million of net monetary assets denominated in Ukrainian hryvnia (UAH). We have attempted to minimize our net monetary asset position through reducing overall asset levels in Ukraine and through borrowing in UAH which serves as a natural hedging instrument offsetting our net UAH denominated assets. At certain times, currency and payment controls imposed by the National Bank of Ukraine have limited our ability to manage our net monetary asset position. While the UAH remained relatively stable in fiscal 2019, an escalation of political tensions or economic instability could lead to significant UAH devaluations, which could have a material impact on our results of operations and cash flows.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Balance Sheets of the Company as of January 31, 2019 and 2018, and the related Consolidated Statements of Operations, Comprehensive Income (Loss), Stockholders' Equity, and Cash Flows for the years ended January 31, 2019, 2018 and 2017, and the notes thereto, have been audited by Deloitte & Touche LLP, an independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Titan Machinery Inc.
West Fargo, North Dakota

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Titan Machinery Inc. and subsidiaries (the “Company”) as of January 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 5, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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

DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
April 5, 2019
We have served as the Company's auditor since 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Titan Machinery Inc.
West Fargo, North Dakota

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Titan Machinery Inc. and subsidiaries (the "Company") as of January 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended January 31, 2019, of the Company and our report dated April 5, 2019, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
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

DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
April 5, 2019

TITAN MACHINERY INC.
CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 31, 2019 AND 2018
(in thousands, except per share data)

	January 31, 2019	January 31, 2018
Assets
Current Assets
Cash	$56,745	$53,396
Receivables, net of allowance for doubtful accounts	77,500	60,672
Inventories	491,091	472,467
Prepaid expenses and other	15,556	12,611
Total current assets	640,892	599,146
Noncurrent Assets
Property and equipment, net of accumulated depreciation	138,950	151,047
Deferred income taxes	3,010	3,472
Goodwill	1,161	250
Intangible assets, net of accumulated amortization	7,247	5,193
Other	1,178	1,200
Total noncurrent assets	151,546	161,162
Total Assets	$792,438	$760,308

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$16,607	$15,136
Floorplan payable	273,756	247,392
Senior convertible notes	45,249	—
Current maturities of long-term debt	3,340	1,574
Deferred revenue	46,409	32,324
Accrued expenses and other	35,091	31,863
Total current liabilities	420,452	328,289
Long-Term Liabilities
Senior convertible notes	—	62,819
Long-term debt, less current maturities	25,812	34,578
Deferred income taxes	4,955	2,275
Other long-term liabilities	5,908	10,492
Total long-term liabilities	36,675	110,164
Commitments and Contingencies (Notes 14 and 15)
Stockholders' Equity
Common stock, par value $0.00001 per share, 45,000 shares authorized; 22,218 shares issued and outstanding at January 31, 2019; 22,102 shares issued and outstanding at January 31, 2018	—	—
Additional paid-in-capital	248,423	246,509
Retained earnings	89,228	77,046
Accumulated other comprehensive loss	(2,340)	(1,700)
Total stockholders' equity	335,311	321,855
Total Liabilities and Stockholders' Equity	$792,438	$760,308
See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JANUARY 31, 2019, 2018 AND 2017
(in thousands, except per share data)

	2019	2018	2017
Revenue
Equipment	$909,178	$844,768	$838,037
Parts	210,796	203,231	214,103
Service	86,840	88,794	94,408
Rental and other	54,691	55,813	55,149
Total Revenue	1,261,505	1,192,606	1,201,697
Cost of Revenue
Equipment	812,467	764,649	769,924
Parts	149,615	143,729	149,212
Service	29,036	30,679	31,490
Rental and other	38,799	38,249	37,342
Total Cost of Revenue	1,029,917	977,306	987,968
Gross Profit	231,588	215,300	213,729
Operating Expenses	201,537	203,203	211,372
Impairment of Long-Lived Assets	2,156	673	4,410
Restructuring Costs	414	10,499	319
Income (Loss) from Operations	27,481	925	(2,372)
Other Income (Expense)
Interest income and other income (expense)	2,547	1,635	1,524
Floorplan interest expense	(6,114)	(8,152)	(13,560)
Other interest expense	(7,760)	(8,847)	(8,305)
Income (Loss) Before Income Taxes	16,154	(14,439)	(22,713)
Provision for (Benefit from) Income Taxes	3,972	(7,390)	(8,178)
Net Income (Loss) Including Noncontrolling Interest	12,182	(7,049)	(14,535)
Less: Net Loss Attributable to Noncontrolling Interest	—	—	356
Net Income (Loss) Attributable to Titan Machinery Inc.	12,182	(7,049)	(14,179)

Earnings (Loss) per Share:
Basic	$0.55	$(0.32)	$(0.65)
Diluted	$0.55	$(0.32)	$(0.65)

Weighted Average Common Shares:
Basic	21,809	21,543	21,294
Diluted	21,816	21,543	21,294
See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED JANUARY 31, 2019, 2018 AND 2017
(in thousands)

	2019	2018	2017
Net Income (Loss) Including Noncontrolling Interest	$12,182	$(7,049)	$(14,535)
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(640)	2,399	(1,090)
Cash flow hedging instruments, net of tax	—	684	988
Total Other Comprehensive Income (Loss)	(640)	3,083	(102)
Comprehensive Income (Loss)	11,542	(3,966)	(14,637)
Comprehensive Loss Attributable to Noncontrolling Interest	—	—	(333)
Comprehensive Income (Loss) Attributable To Titan Machinery Inc.	$11,542	$(3,966)	$(14,304)
See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JANUARY 31, 2019, 2018 AND 2017
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Titan Machinery Inc. Stockholders' Equity	Non controlling Interest	Total Stockholders' Equity
	Shares Outstanding	Amount
BALANCE, JANUARY 31, 2016	21,604	$—	$242,491	$99,526	$(4,461)	$337,556	$793	$338,349
Common stock issued on grant of restricted stock and exercise of stock options, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	232	—	(355)	—	—	(355)	—	(355)
Stock-based compensation expense	—	—	2,145	—	—	2,145	—	2,145
Acquisition of non-controlling interest	—	—	(3,666)	—	(197)	(3,863)	(460)	(4,323)
Net loss	—	—	—	(14,179)	—	(14,179)	(356)	(14,535)
Other comprehensive loss	—	—	—	—	(125)	(125)	23	(102)
BALANCE, JANUARY 31, 2017	21,836	—	240,615	85,347	(4,783)	321,179	—	321,179
ASU 2016-09 cumulative effect adjustment	—	—	2,087	(1,252)	—	835	—	835
Common stock issued on grant of restricted stock and exercise of stock options, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	266	—	989	—	—	989	—	989
Stock-based compensation expense	—	—	3,441	—	—	3,441	—	3,441
Repurchase of senior convertible notes	—	—	(623)	—	—	(623)	—	(623)
Net loss	—	—	—	(7,049)	—	(7,049)	—	(7,049)
Other comprehensive income	—	—	—	—	3,083	3,083	—	3,083
BALANCE, JANUARY 31, 2018	22,102	—	246,509	77,046	(1,700)	321,855	—	321,855
Common stock issued on grant of restricted stock and exercise of stock options, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	116	—	(621)	—	—	(621)	—	(621)
Stock-based compensation expense	—	—	2,535	—	—	2,535	—	2,535
Net income	—	—	—	12,182	—	12,182	—	12,182
Other comprehensive loss	—	—	—	—	(640)	(640)	—	(640)
BALANCE, JANUARY 31, 2019	22,218	$—	$248,423	$89,228	$(2,340)	$335,311	$—	$335,311
See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 31, 2019, 2018 AND 2017
(in thousands)

	2019	2018	2017
Operating Activities
Net income (loss) including noncontrolling interest	$12,182	$(7,049)	$(14,535)
Adjustments to reconcile net income (loss) including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	23,605	25,105	26,868
Impairment	2,156	673	4,410
Deferred income taxes	2,511	(8,920)	(2,841)
Stock-based compensation expense	2,535	3,441	2,145
Noncash interest expense	2,432	3,651	5,314
Loss (gain) on repurchase of senior convertible notes	615	(22)	(3,130)
Other, net	995	(2,406)	(925)
Changes in assets and liabilities
Receivables, prepaid expenses and other assets	(13,475)	(1,002)	(1,885)
Inventories	4,996	20,338	211,793
Manufacturer floorplan payable	(2,635)	46,141	(95,341)
Accounts payable, deferred revenue, accrued expenses and other and other long-term liabilities	10,688	15,862	9,124
Net Cash Provided by Operating Activities	46,605	95,812	140,997
Investing Activities
Rental fleet purchases	(5,665)	(12,578)	(3,137)
Property and equipment purchases (excluding rental fleet)	(6,286)	(13,537)	(9,288)
Proceeds from sale of property and equipment	1,549	5,030	2,388
Acquisition consideration, net of cash acquired	(15,299)	(3,652)	—
Proceeds from insurance recoveries	—	—	1,431
Other, net	(131)	148	(519)
Net Cash Used for Investing Activities	(25,832)	(24,589)	(9,125)
Financing Activities
Net change in non-manufacturer floorplan payable	16,818	(38,626)	(116,558)
Repurchase of senior convertible notes	(20,025)	(29,093)	(46,013)
Proceeds from long-term debt borrowings	3,252	33,001	14,009
Principal payments on long-term debt	(16,116)	(36,786)	(17,199)
Loan provided to non-controlling interest holder	—	—	(2,148)
Other, net	(656)	38	(67)
Net Cash Used for Financing Activities	(16,727)	(71,466)	(167,976)
Effect of Exchange Rate Changes on Cash	(697)	488	(210)
Net Change in Cash	3,349	245	(36,314)
Cash at Beginning of Period	53,396	53,151	89,465
Cash at End of Period	$56,745	$53,396	$53,151
Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period
Income taxes, net of refunds	$3,681	$(5,555)	$(13,086)
Interest	$11,064	$13,634	$20,782
Supplemental Disclosures of Noncash Investing and Financing Activities
Net property and equipment financed with long-term debt, capital leases, accounts payable and accrued liabilities	$5,230	$752	$2,496
Business combination assets acquired through direct financing	$—	$871	$—
Net transfer of assets from property and equipment to inventories	$5,263	$3,609	$7,454
Acquisition of non-controlling interest through satisfaction of outstanding receivables	$—	$—	$4,324
See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES
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
The Company's foreign subsidiaries have fiscal years ending on December 31 of each year, consistent with statutory reporting requirements in each of the respective countries. The accounts of the Company's foreign subsidiaries are consolidated as of December 31 of each year. See Note 27 - Subsequent Events for information regarding an acquisition in January 2019 which will be accounted for as a business combination in the Company's fiscal year ending January 31, 2020. No other events or transactions occurred related to these subsidiaries in January 2019 that would have materially affected the consolidated financial position, results of operations or cash flows.
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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

•	CNH Industrial provides floorplan payable financing for the purchase of a substantial portion of the Company's inventory

•	CNH Industrial provides a significant percentage of the financing and lease financing used by the Company's customers to purchase CNH Industrial equipment from the Company
Revenue Recognition
Revenues are recognized when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration we expect to collect in exchange for those goods or services. Shipping and handling costs are recorded as cost of revenue. Sales, value added and other taxes collected from our customers concurrent with our revenue activities are excluded from revenue.
Equipment Revenue. Equipment revenue transactions include the sale of new and used agricultural and construction equipment. The Company satisfies its performance obligations and recognizes revenue at a point in time, primarily upon the delivery of the product. Once a product is delivered, the customer has physical possession of the asset, can direct the use of the asset, and has the significant risks and rewards of ownership of the asset. Equipment transactions often include both cash and noncash consideration. Cash consideration is paid directly by our customers or by third-party financial institutions financing our customer transactions. Noncash consideration is in the form of trade-in equipment assets. We assign a value to trade-in assets by estimating a future selling price, which we estimate based on relevant internal and third-party data, less a gross profit amount to be realized at the time the trade-in asset is sold and an estimate of any reconditioning work required to ready the asset for sale. Both cash and noncash consideration can be received prior to or after our performance obligation is satisfied. Any consideration received prior to the satisfaction of our performance obligation is recognized as deferred revenue. Receivables recognized for amounts not paid at the time our performance obligation is satisfied, including amounts due from third-party financial institutions, generally do not have established payment terms but are collected in relatively short time periods.
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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We have elected, as a practical expedient, to recognize sales commissions earned on the sale of equipment inventory as an expense when incurred because the amortization period of this cost if it was otherwise capitalized would be less than one year. These costs are recorded in operating expenses in our consolidated statements of operations.
Parts Revenue. We sell a broad range of maintenance and replacement parts for both equipment that we sell and other types of equipment. The Company satisfies its performance obligation and recognizes revenue at a point in time, upon delivery of the product to the customer. Once a product is delivered, the Company has a present right to payment, the customer has physical possession of the asset, can direct the use of the asset, and has the significant risks and rewards of ownership of the asset. In many cases, customers tender payment at the time of delivery. Balances not paid at the time of delivery are typically due in full within 30 days. Most parts are sold with a thirty-day right of return or exchange. Historically, parts returns have not been material.
Parts revenue also includes the retail value of parts inventories consumed during the course of customer repair and maintenance services and services provided under manufacturer warranties. As further described below, we recognize revenue from these activities over time.
Service Revenue. We provide repair and maintenance services, including repairs performed under manufacturer warranties, for our customer’s equipment. We recognize service and associated parts revenue of our repair and maintenance services over time as we transfer control of these goods and services over time. The Company recognizes revenue over time in the amount to which we have the right to invoice the customer as such an amount corresponds to the value of our performance completed to date. Generally, the Company has the right to invoice the customer for labor hours incurred and parts inventories consumed during the performance of the service arrangement. Customer invoicing most often occurs at the conclusion of our repair and maintenance services. Accordingly, we recognize unbilled receivables for the amount of unbilled labor hours incurred and parts inventories consumed under our repair and maintenance arrangements. Upon customer invoicing, unbilled receivables are reclassified to receivables. In many cases, customers tender payment at the completion of our work and the creation of the invoice. Balances not paid at the time of invoicing are typically due in full within 30 days.
Other Revenue. Other revenues primarily consist of fees charged in connection with short-haul equipment delivery and pick-up services, in which revenue is recognized at a point in time when the service is completed, and Global Positioning System ("GPS") signal subscriptions, in which revenue is recognized on a straight-line basis over the subscription period.
Rental Revenue. We rent equipment to our customers on a short-term basis for periods ranging from a few days to a few months. Rental revenue is recognized on a straight-line basis over the period of the related rental agreement. Revenue from rental equipment delivery and pick-up services is recognized when the service is performed.
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
Receivables and Credit Policy
Trade accounts receivable due from customers are uncollateralized customer obligations due under normal trade terms requiring payment within 30 to 90 days from the invoice date. Balances unpaid after the due date based on trade terms are considered past due and begin to accrue interest. Payments of trade receivables are allocated to the specific invoices identified on the customer's remittance advice or, if unspecified, are applied to the earliest unpaid invoices. Trade accounts receivable due from manufacturers relate to discount programs, incentive programs and repair services performed on equipment with a remaining factory warranty. Trade accounts receivable due from finance companies primarily consist of contracts in transit with finance companies and balances due from credit card companies. These receivables do not generally have established payment terms but are collected in relatively short time periods. Unbilled receivables represent unbilled labor hours incurred and parts inventories consumed during the performance of service arrangements for our customers at their retail rates.
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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Lessor Accounting
The Company leases equipment from its rental fleet and equipment inventory to customers on operating leases over periods primarily less than one year. These leases require a minimum rental payment and contingent rental payment based on machine hours. Rental revenue totaled $50.7 million, $51.6 million and $50.5 million for the years ended January 31, 2019, 2018 and 2017. As of January 31, 2019, the Company had $111.2 million of rental fleet included in property and equipment and accumulated depreciation of $50.4 million. As of January 31, 2018, the Company had $123.4 million of rental fleet included in property and equipment and accumulated depreciation of $51.6 million.
Goodwill
Goodwill is recognized and initially measured as any excess of the acquisition-date consideration transferred in a business combination over the acquisition-date amounts recognized for the net identifiable assets acquired. Goodwill is not amortized but is tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not result in an impairment of goodwill. Impairment testing is performed at the reporting unit level. A reporting unit is defined as an operating segment or one level below an operating segment, referred to as a component. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. After implementing new authoritative guidance regarding goodwill impairment on February 1, 2018, the goodwill impairment analysis is a single-step quantitative assessment that identifies both the existence of impairment and the amount of impairment loss by comparing the estimated fair value of a reporting unit to its carrying value, with any excess carrying value over the fair value being recognized as an impairment loss, limited to the total amount of goodwill allocated to that reporting unit (see the Recent Accounting Guidance section below for additional details regarding the amendment to goodwill impairment testing). The Company performs its annual goodwill impairment test as of December 31st of each year and has identified two reporting units that carry a goodwill balance.
Intangible Assets
Intangible assets with a finite life consist of customer relationships and covenants not to compete, and are carried at cost less accumulated amortization. The Company amortizes the cost of identified intangible assets on a straight-line basis over the expected period of benefit, which is generally three years for customer relationships and the contractual term for covenants not to compete, which range from five to ten years.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible assets with an indefinite life consist of distribution rights with manufacturers. Distribution rights are classified as an indefinite-lived intangible asset because the Company's distribution agreements continue indefinitely by their terms, or are routinely awarded or renewed without substantial cost or material modifications to the underlying agreements. Accordingly, the Company believes that its distribution rights intangible assets will contribute to its cash flows for an indefinite period, therefore the carrying amount of distribution rights is not amortized, but is tested for impairment annually, or more frequently upon the occurrence of certain events or when circumstances indicate that impairment may be present. The impairment test is a single-step assessment that identifies both the existence of impairment and the amount of impairment loss by comparing the estimated fair value of the asset to its carrying value, with any excess carrying value over the fair value being recognized as an impairment loss. The Company performs its annual impairment test as of December 31st of each year.
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
During the year ended January 31, 2019, the Company determined that certain events or circumstances, including a current period operating loss combined with historical losses and anticipated future operating losses, within certain of its stores was an indication that the long-lived assets of these stores may not be recoverable. The aggregate carrying value of such assets totaled $4.8 million. In light of these circumstances, the Company performed step one of the long-lived asset impairment analysis for these assets and concluded that the carrying value was not recoverable. Accordingly, the Company performed step two of the impairment analysis and estimated the fair value of the assets using an income approach. The Company recognized total impairment charges of $2.2 million, of which $0.9 million related to the Agriculture segment, $1.1 million related to the Construction segment, and $0.2 million related to the International segment. All impairment charges recognized are included in the Impairment of Long-Lived Assets amount in the consolidated statements of operations.
We performed similar impairment analyses at the end of fiscal 2018 and 2017. The Company recognized impairment charges totaling $0.7 million on long-lived assets during the year ended January 31, 2018, of which $0.2 million related to the Agriculture segment and $0.5 million related to the Construction segment. The Company recognized impairment charges totaling $4.4 million on long-lived assets during the year ended January 31, 2017, of which $1.9 million related to the Agriculture segment, $2.2 million related to the Construction segment and $0.3 million related to the International segment.
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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The following table sets forth the calculation of basic and diluted EPS:

	Year Ended January 31,
	2019	2018	2017
	(in thousands, except per share data)
Numerator
Net income (loss) attributable to Titan Machinery Inc.	$12,182	$(7,049)	$(14,179)
Allocation to participating securities	(202)	141	243
Net income (loss) attributable to Titan Machinery Inc. common stockholders	$11,980	$(6,908)	$(13,936)
Denominator
Basic weighted-average common shares outstanding	21,809	21,543	21,294
Plus: incremental shares from assumed vesting of restricted stock units	7	—	—
Diluted weighted-average common shares outstanding	21,816	21,543	21,294

Earnings (Loss) per Share:
Basic	$0.55	$(0.32)	$(0.65)
Diluted	$0.55	$(0.32)	$(0.65)

Anti-dilutive shares excluded from diluted weighted-average common shares outstanding:
Stock options and restricted stock units	—	95	144
Shares underlying senior convertible notes (conversion price of $43.17)	1,057	1,521	2,217
Advertising Costs
Costs incurred for producing and distributing advertising are expensed as incurred. Advertising expense amounted to $2.1 million, $2.2 million and $2.9 million for the years ended January 31, 2019, 2018 and 2017.
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
Comprehensive Income and Foreign Currency Matters
For the Company, comprehensive income (loss) represents net income adjusted for foreign currency translation adjustments and unrealized gains or losses on cash flow hedging derivative instruments. For its foreign subsidiaries in which their local currency is their functional currency, assets and liabilities are translated into U.S. dollars at the balance sheet date exchange rate. Income and expenses are translated at average exchange rates for the year. Foreign currency translation

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

adjustments are recorded directly as other comprehensive income (loss), a component of stockholders' equity. For its foreign subsidiaries in which the local currency is not the functional currency, prior to translation into U.S. dollars, amounts must first be remeasured from the local currency into the functional currency. Nonmonetary assets and liabilities are remeasured at historical exchange rates and monetary assets and liabilities are remeasured at the balance sheet date exchange rate. Income and expenses are remeasured at average exchange rates for the year. Foreign currency remeasurement adjustments are included in the statement of operations.
The Company recognized, in interest income and other income (expense) in its consolidated statements of operations, a net foreign currency transaction loss of $0.9 million and $0.7 million for the fiscal years ended January 31, 2019 and 2017 and a net foreign currency transaction gain of $1.2 million for the fiscal year ended January 31, 2018.
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
In March 2016, the FASB amended authoritative guidance on stock-based compensation through the issuance of ASU 2016-09 which is codified in ASC 718, Compensation - Stock Compensation. The amended guidance changes the accounting for certain aspects of share-based payments, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statements of cash flows. The Company adopted this guidance on February 1, 2017. Under the new guidance, the Company elected to account for forfeitures of share based instruments as they occur, as compared to the previous guidance under which the Company estimated the number of forfeitures. The Company applied the

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accounting change on a modified retrospective basis as a cumulative-effect adjustment to retained earnings as of February 1, 2017. The following table summarizes the impact to the Company’s consolidated balance sheet:

	As of February 1, 2017
	Balance Sheet Classification
	Additional paid-in capital	Deferred income tax liability	Retained earnings
		(in thousands)
		Increase (Decrease)
Impact of cumulative-effect adjustment from adoption of ASU 2016-09	$2,087	$(835)	$(1,252)
In January 2017, the FASB amended authoritative guidance on the subsequent accounting measurement of goodwill through the issuance of ASC 2017-04 which is codified in ASC 350, Intangibles-Goodwill and Other. The amended guidance simplified the goodwill impairment test by eliminating Step 2 of the test which required entities to estimate the implied fair value of goodwill of a reporting unit to determine the amount of impairment present. Under the new standard, goodwill impairment will be measured based on a single-step assessment and be equal to the amount by which a reporting unit's carrying value exceeds is fair value, not to exceed the carrying value of goodwill. The guidance is effective for the Company prospectively to impairment tests performed after January 31, 2020, with early adoption permitted. The Company elected to early adopt this guidance in the first quarter of fiscal 2019. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.
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
The Company adopted ASC 606 as of February 1, 2018 using the modified retrospective method of adoption. Results for reporting periods beginning after February 1, 2018 are presented under the guidelines of ASC 606, while prior period amounts have not been adjusted and continue to be reported under the accounting standards in effect for those periods. Upon adoption of ASC 606, the Company did not recognize a cumulative effect adjustment of initially applying the standard as no material adjustments to contracts not completed as of the date of adoption were identified. The adoption of ASC 606 did not materially impact the amount of revenue recognized or any other financial statement line item as of and for the year ended January 31, 2019. The Company has included the additional disclosures required under ASC 606 in Notes 1, 2, 3 and 8.
Accounting guidance not yet adopted
In February 2016, the FASB amended authoritative guidance on leases, codified in ASC 842, Leases. The amended guidance requires lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. The new standard also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The Company adopted the new standard on February 1, 2019 and elected the prospective transition method which allows for the recognition of any cumulative-effective adjustments to the opening balance of retained earnings in the period of adoption. Prior period amounts will not be adjusted and will continue to be reported under the accounting standards in effect for those periods. The Company elected the package of practical expedients afforded under the guidance. The package of practical expedients applies to leases that commenced prior to adoption of the new standard and permits an entity not to: 1) reassess whether existing or expired contracts are or contain a lease, 2) reassess the lease classification, and 3) reassess any initial direct costs for any existing leases. The Company did not elect the use of the hindsight practical expedient to determine the lease term, but rather used the lease term as defined under current leasing guidance to capitalize the right of use asset and lease liability upon adoption.
The Company is nearly complete with its implementation efforts, which has included various procedures performed to identify the Company's portfolio of lease agreements, implementation of a new leasing software to meet the reporting and disclosure requirements of the standard, and an evaluation of our lease-related processes and and internal controls. The Company has identified new and updated existing internal controls and processes to ensure compliance with the new standard, but such modifications were not deemed to be material to our overall system of internal controls.
This standard will have a material impact on our consolidated balance sheets due to the capitalization of a right-of-use asset and lease liability associated with our current operating leases in which we are the lessee, but it will not have a material

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

impact on our consolidated statements of operations or cash flows. The Company estimates adoption of the standard on February 1, 2019 will result in the recognition of operating lease right-of-use assets and operating lease liabilities of approximately $100.0 million and $110.0 million, respectively, with a cumulative effective adjustment to retained earnings as of February 1, 2019 of approximately $5.0 million resulting from right-of-use asset impairment present on the date of adoption. Our rental fleet and equipment inventory rental activities in which we are the lessor in the transaction are also subject to ASC 842. The standard will not have a material impact on our consolidated balance sheets, statements of operations or cash flows for our lessor transactions.
NOTE 2 - REVENUE
The following table presents our revenue disaggregated by revenue source and segment:

	Year Ended January 31, 2019
	Agriculture	Construction	International	Total
	(in thousands)
Equipment	$535,034	$185,163	$188,981	$909,178
Parts	127,741	47,404	35,651	210,796
Service	58,823	23,267	4,750	86,840
Other	2,690	3,896	179	6,765
Revenue from contracts with customers	724,288	259,730	229,561	1,213,579
Rental	2,505	42,259	3,162	47,926
Total revenues	$726,793	$301,989	$232,723	$1,261,505
Unbilled receivables amounted to $11.2 million and $11.0 million as of January 31, 2019 and January 31, 2018. Deferred revenue from contracts with customers amounted to $44.9 million and $30.1 million as of January 31, 2019 and January 31, 2018. Our deferred revenue most often increases in the fourth quarter of each fiscal year due to a higher level of customer down payments or prepayments and longer time periods between customer payment and delivery of the equipment asset, and the related recognition of equipment revenue, prior to its seasonal use. The increase in deferred revenue from January 31, 2018 to January 31, 2019 was primarily due to increased equipment sales activity, including prepayments and trade-in activity on pending equipment sale transactions in the fourth quarter of fiscal 2019. During the year ended January 31, 2019, the Company recognized substantially all of the revenue that was included in the deferred revenue balance as of January 31, 2018.
No material amount of revenue was recognized during the year ended January 31, 2019 from performance obligations satisfied in previous periods. The Company has elected as a practical expedient to not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of service of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. The contracts for which the practical expedient has been applied include (i) equipment revenue transactions, which do not have a stated contractual term, but are short-term in nature, and (ii) service revenue transactions, which also do not have a stated contractual term but are generally completed within 30 days and for such contracts we recognize revenue over time at the amount to which we have the right to invoice for services completed to date.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 - RECEIVABLES

	January 31, 2019	January 31, 2018
	(in thousands)
Trade and unbilled receivables from contracts with customers
Trade receivables due from customers	$38,827	$25,396
Trade receivables due from finance companies	10,265	8,906
Unbilled receivables	11,222	10,967
Trade and unbilled receivables from rental contracts
Trade receivables	6,386	7,571
Unbilled receivables	828	847
Other receivables
Due from manufacturers	12,950	8,805
Other	550	1,131
Total receivables	81,028	63,623
Less allowance for doubtful accounts	(3,528)	(2,951)
Receivables, net of allowance for doubtful accounts	$77,500	$60,672
The Company recognized impairment losses on receivables arising from sales contracts with customers for the year ended January 31, 2019 of $0.5 million. Impairment losses on receivables arising from rental contracts amounted to $0.3 million for the year ended January 31, 2019.
NOTE 4 - INVENTORIES

	January 31, 2019	January 31, 2018
	(in thousands)
New equipment	$258,081	$258,559
Used equipment	158,951	141,450
Parts and attachments	72,760	71,110
Work in process	1,299	1,348
	$491,091	$472,467
NOTE 5 - PROPERTY AND EQUIPMENT

	January 31, 2019	January 31, 2018
	(in thousands)
Rental fleet equipment	$111,164	$123,430
Machinery and equipment	21,646	22,025
Vehicles	42,330	37,741
Furniture and fixtures	40,645	39,851
Land, buildings, and leasehold improvements	63,091	62,243
	278,876	285,290
Less accumulated depreciation	(139,926)	(134,243)
	$138,950	$151,047
Depreciation expense amounted to $23.6 million, $25.0 million and $26.7 million for the years ended January 31, 2019, 2018 and 2017. The Company had assets related to sale-leaseback financing obligations and capital leases associated with real estate of store locations, which are included in the land, buildings and leasehold improvements balance above. Such assets had gross carrying values totaling $25.2 million and $23.5 million, and accumulated amortization balances totaling $5.8 million and $4.7 million, as of January 31, 2019 and 2018.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 - INTANGIBLE ASSETS AND GOODWILL
Definite-Lived Intangible Assets
The following is a summary of definite-lived intangible assets as of January 31, 2019 and 2018:

	January 31, 2019			January 31, 2018
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)			(in thousands)
Covenants not to compete	$200	$(138)	$62	$440	$(369)	$71
Customer relationships	112	(19)	93	—	—	—
	$312	$(157)	$155	$440	$(369)	$71
During the year ended January 31, 2019, the Company acquired, through a business combination, a customer relationship intangible asset in the amount of $0.1 million, which will be amortized over a three year period. Amortization expense was $0.1 million for each of the three years ended January 31, 2019, 2018 and 2017. As of January 31, 2019, future amortization expense is expected to be as follows:

Fiscal years ending January 31,	Amount
(in thousands)
2020	$60
2021	48
2022	26
2023	8
2024	3
Thereafter	10
$155
Indefinite-Lived Intangible Assets
The Company's indefinite-lived intangible assets consist of distribution rights assets. The following is a summary of distribution rights assets by segment as of January 31, 2019 and 2018:

	January 31,
	2019	2018
	(in thousands)
Segment
Agriculture	$5,050	$5,050
Construction	237	72
International	1,805	—
	$7,092	$5,122
During the years ended January 31, 2019 and 2018, the Company acquired, primarily through business combinations, distribution rights intangible assets in the amount of $2.0 million and $0.2 million. The results of the Company's annual distribution rights impairment tests for the fiscal years ended January 31, 2019, 2018 and 2017 indicated that no impairment existed as of the test date.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill
Changes in the carrying amount of goodwill during the years ended January 31, 2019 and 2018 are as follows:

	Agriculture	Construction	International	Total
	(in thousands)
Balance, January 31, 2017	$—	$—	$—	$—
Arising from business combinations	250	—	—	250
Foreign currency translation	—	—	—	—
Balance, January 31, 2018	250	—	—	250
Arising from business combinations	—	—	924	924
Foreign currency translation	—	—	(13)	(13)
Balance, January 31, 2019	$250	$—	$911	$1,161
The results of the Company's annual goodwill impairment tests for the fiscal years ended January 31, 2019 and 2018 indicated that no goodwill impairment existed as of the test date.
NOTE 7 - FLOORPLAN PAYABLE/LINES OF CREDIT
Flooplan payable balances reflect amounts owed to manufacturers for equipment inventory purchases and amounts outstanding under our various floorplan line of credit facilities. In the consolidated statements of cash flows, the Company reports cash flows associated with manufacturer floorplan financing as operating cash flows and cash flows associated with non-manufacturer floorplan financing as financing cash flows.
As of January 31, 2019, the Company had floorplan lines of credit totaling $640.0 million, which is primarily comprised of three significant floorplan lines of credit: (i) a $400.0 million credit facility with CNH Industrial, (ii) a $140.0 million line of credit with a group of banks led by Wells Fargo Bank, National Association (“Wells Fargo”), and (iii) a $45.0 million credit facility with DLL Finance LLC (“DLL Finance”).
CNH Industrial Floorplan Payable Line of Credit
As of January 31, 2019, the Company had a $400.0 million credit facility with CNH Industrial, of which $310.0 million is available for domestic financing and $90.0 million is available for European financing.
    The domestic financing facility offers financing for new and used equipment inventories. Available borrowings under the credit facility are reduced by outstanding floorplan payable balances and other acquisition-related financing arrangements with CNH Industrial. The credit facility charges interest at rates equal to the prime rate plus 2.0% for the financing of new and used equipment inventories and at the prime rate plus 3.25% for the financing of rental fleet assets. CNH Industrial offers periods of reduced interest rates and interest-free periods. Repayment terms vary, but generally payments are made from sales proceeds or rental revenue generated from the related inventories or rental fleet assets. Balances outstanding with CNH Industrial are secured by the inventory or rental fleet purchased with the floorplan proceeds. The European financing facility offers financing for new equipment inventories. Available borrowings under the credit facility are reduced by outstanding floorplan payable balances. Amounts outstanding are generally due approximately 75 days after the date of invoice by CNH Industrial. Generally, no interest is charged on outstanding balances. Amounts outstanding are secured by the inventory purchased with the floorplan proceeds.
The CNH Industrial credit facility contains financial covenants that impose a maximum level of adjusted debt to tangible net worth of 3.50:1.00 and minimum fixed charge coverage ratio of 1.10:1.00. It also contains various restrictive covenants that require prior consent of CNH Industrial if the Company desires to engage in any acquisition of, consolidation or merger with, any other business entity in which the Company is not the surviving company; create subsidiaries; move any collateral outside of the U.S.; or sell, rent, lease or otherwise dispose or transfer any of the collateral, other than in the ordinary course of business. CNH Industrial’s consent is also required for the acquisition of any CNH Industrial dealership. In addition, the CNH Industrial credit facility restricts the Company's ability to incur any liens upon any substantial part of its assets. The credit facility automatically renews on August 31st of each year unless earlier terminated by either party. As of January 31, 2019, the Company was in compliance with the adjusted debt to tangible net worth and fixed charge coverage ratio financial covenants under this credit facility.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the year ended January 31, 2019, the CNH Industrial credit facility was amended various times to, among other things, decrease the available borrowings under the credit facility, from a combined capacity of $450.0 million to the current combined capacity of $400 million, to reallocate borrowing capacity between our domestic and European businesses, to modify the maximum level of adjusted debt to tangible net worth from 3.00:1.00 to the current maximum of 3.50:1.00, and to exclude from the minimum fixed charge cover ratio the pending pay-off of our Senior Convertible Notes in May 2019.
Wells Fargo Credit Agreement - Floorplan Payable and Working Capital Lines of Credit
As of January 31, 2019, the Company had a second amended and restated credit agreement with Wells Fargo (the "Wells Fargo Credit Agreement"), which provides for a $140.0 million wholesale floorplan line of credit (the "Floorplan Payable Line") and a $60.0 million working capital line of credit (the "Working Capital Line"). The amount available for borrowing under the Floorplan Payable Line is reduced by amounts outstanding thereunder, borrowing base calculations and outstanding standby letters of credit. The Wells Fargo Credit Agreement has a variable interest rate on outstanding balances and has a 0.25% to 0.375% non-usage fee on the average monthly unused amount and requires monthly payments of accrued interest. The Company elects at the time of any advance to choose a Base Rate Loan or a LIBOR Rate Loan. The LIBOR Rate is for the duration of one-month, two-month, or three-month LIBOR rate at the time of the loan, as chosen by the Company. The Base Rate is the greatest of (a) the Federal Funds Rate plus 0.5%, (b) the one-month LIBOR Rate plus 1%, and (c) the prime rate of interest announced, from time to time, within Wells Fargo. The applicable margin rate is determined based on excess availability under the Wells Fargo Credit Agreement and ranges from 0.75% to 1.5% for Base Rate Loans and 1.75% to 2.50% for LIBOR Rate Loans.
The Wells Fargo Credit Agreement is secured by substantially all our assets and requires the Company to maintain a fixed charge coverage ratio of at least 1.10:1.00 if adjusted excess availability plus eligible cash collateral is less than 15% of the total amount of the credit facility. Based on our adjusted excess availability and cash collateral, we were not subject to the fixed charge coverage ratio as of January 31, 2019. The Wells Fargo Credit Agreement also includes various non-financial covenants, including, under certain conditions, restricting the Company’s ability to make certain cash payments, including for cash dividends and stock repurchases, restricting the Company’s ability to issue equity instruments, restricting the Company’s ability to complete acquisitions or divestitures, and limiting the Company's ability to incur new indebtedness. The provisions in the Wells Fargo Credit Agreement restricting the Company from making certain cash payments, including for cash dividends and stock repurchases, provide that no such payments may be made unless, (i) as of the date of such payment there is no default or event of default occurring and continuing, (ii) the amount remaining available to be borrowed by the Company under the Wells Fargo Credit Agreement is greater than twenty percent of the total borrowing capacity under the Wells Fargo Credit Agreement and (iii) the Company's fixed charge coverage ratio for the 12 month period most recently ended, on a pro-forma basis assuming that such proposed cash payment has been made, is at least 1.10 to 1.00. As of January 31, 2019, under these provisions of the Wells Fargo Credit Agreement, the Company had an unrestricted dividend availability of approximately $44.1 million.
The maturity date of the Wells Fargo Credit Agreement was contingent upon the results of a maturity test that was performed on February 1, 2019, a date that was three months prior to the scheduled maturity date of the Company's outstanding Senior Convertible Notes. Pursuant to this test, the maturity date for the Wells Fargo Credit Agreement would be October 28, 2020 so long as (i) the Company's fixed charge coverage ratio for the 12 month period ended December 31, 2018 was at least 1.10 to 1.00 and (ii) a liquidity test, requiring that the Company have unrestricted cash on hand plus excess borrowing availability under the Wells Fargo Credit Agreement (on a pro-forma basis reflecting the Company’s repayment in full of its outstanding Senior Convertible Notes) in an amount that is greater than 20% of maximum credit amount under the facility, was met on February 1, 2019. If both financial tests were not satisfied on February 1, 2019, the Wells Fargo Credit Agreement would immediately mature and all amounts outstanding would become immediately due and payable in full. The Company satisfied the maturity test requirements on February 1, 2019, and therefore the maturity date of the Wells Fargo Credit Agreement is October 28, 2020. The Company’s available borrowings under the Wells Fargo Credit Agreement are reduced by the amount of outstanding Senior Convertible Notes until the notes are repaid in full on May 1, 2019.
The Floorplan Payable Line is used to finance equipment inventory purchases. Amounts outstanding are recorded as floorplan payable, within current liabilities on the consolidated balance sheets, as the Company intends to repay amounts borrowed within one year.
The Working Capital Line is used to finance rental fleet equipment and for general working capital requirements of the Company. Amounts outstanding are recorded as long-term debt, within long-term liabilities on the consolidated balance sheets, as the Company does not have the intention or obligation to repay amounts borrowed within one year. The balances outstanding on the Working Capital Line as of January 31, 2019 and 2018 are disclosed in Note 11.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the year ended January 31, 2019, the Wells Fargo Credit Agreement was amended various times to, among other things, modify the maturity testing date from November 1, 2018 to February 1, 2019, modify the maturity test calculation to those described above, modify certain limits to incur new indebtedness, provide for a one-time exception for lease obligations that will be recognized upon the adoption of the new leasing guidance effective for the Company on February 1, 2019, and to exclude from the minimum fixed charge cover ratio the pending pay-off of our Senior Convertible Notes in May 2019.
DLL Finance Floorplan Payable Line of Credit
As of January 31, 2019, the Company had a $45.0 million credit facility with DLL Finance, of which $36.5 million is available for domestic financing and $8.5 million is available for financing in certain of our European markets. The DLL Finance credit facility may be used to purchase or refinance new and used equipment inventory. Amounts outstanding for domestic financing bear interest on outstanding balances of three-month LIBOR plus an applicable margin of 3.00%. Amounts outstanding for European financing bear interest on outstanding balances of three-month EURIBOR plus an applicable margin of 2.10% to 2.50%. The credit facility allows for increase, decrease or termination of the facility by DLL Finance upon 90 days notice. The credit facility contains financial covenants that impose a maximum net leverage ratio of 3.50:1.00 and a minimum fixed charge coverage ratio of 1.10:1.00. The credit facility also requires the Company to obtain prior consent from DLL Finance if the Company desired to engage in any acquisition meeting certain financial thresholds. The balances outstanding with DLL Finance are secured by the inventory or rental fleet purchased with the floorplan proceeds. Repayment terms vary by individual notes, but generally payments are made from sales proceeds or rental revenue from the related inventories or rental fleet assets. As of January 31, 2019, the Company was in compliance with the net leverage ratio and fixed charge coverage ratio financial covenants under this credit facility.
During the year ended January 31, 2019, the DLL Finance credit facility was amended to, among other things, increase the available borrowing capacity from $30.0 million to the current level of $45.0 million, to decrease the interest rate margin from 3.50% to the current 3.00%, to modify the maximum net leverage ratio from 2.50:1.00 to the current maximum of 3.50:1.00, and to exclude from the minimum fixed charge coverage ratio the pending pay-off of our Senior Convertible Notes in May 2019.
Other Lines of Credit
The Company’s other lines of credit include various floorplan and working capital lines of credit primarily offered by non-manufacturer financing entities. Interest charged on outstanding borrowings are generally variable rates of interest most often based on LIBOR or EURIBOR and include interest margins primarily ranging from 1.50% to 6.00%. Outstanding balances are generally secured by inventory and other current assets. In most cases these lines of credit have a one-year maturity, with an annual review process to extend the maturity date for an additional one-year period. As of January 31, 2019, the Company had a compensating balance arrangement under one of its European floorplan credit facilities which requires a minimum cash deposit to be maintained with the lender in the amount of $5.0 million for the term of the credit facility.
Summary of Outstanding Amounts
As of January 31, 2019 and 2018, the Company’s outstanding balance of floorplan payables and lines of credit consisted of the following:

	January 31, 2019	January 31, 2018
	(in thousands)
CNH Industrial	$120,319	$116,177
Wells Fargo Floorplan Payable Line	49,100	57,500
DLL Finance	13,432	11,507
Other outstanding balances with manufacturers and non-manufacturers	90,905	62,208
	$273,756	$247,392
As of January 31, 2019, the interest-bearing U.S floorplan payables carried various interest rates ranging from 4.77% to 6.30%, compared to a range of 4.06% and 6.50% as of January 31, 2018. As of January 31, 2019, foreign floorplan payables carried various interest rates primarily ranging from 0.94% to 8.51%, compared to a range of 0.92% to 7.58% as of January 31, 2018. As of January 31, 2019 and 2018, $151.7 million and $133.1 million of outstanding floorplan payables were non-interest bearing.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 - DEFERRED REVENUE

	January 31, 2019	January 31, 2018
	(in thousands)
Deferred revenue from contracts with customers	$44,893	$30,139
Deferred revenue from rental and other contracts	1,516	2,186
	$46,409	$32,324
NOTE 9 - ACCRUED EXPENSES & OTHER

	January 31, 2019	January 31, 2018
	(in thousands)
Compensation	$19,661	$16,413
Sales, payroll, real estate and value added taxes	4,698	4,448
Interest	905	1,148
Insurance	2,083	3,004
Income taxes payable	1,574	2,419
Lease residual value guarantees	2,089	215
Other	4,081	4,216
	$35,091	$31,863
NOTE 10 - SENIOR CONVERTIBLE NOTES
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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of January 31, 2019 and 2018, the Senior Convertible Notes consisted of the following:

	January 31, 2019	January 31, 2018
	(in thousands, except conversion rate and conversion price)
Principal value	$45,644	$65,644
Unamortized debt discount	(350)	(2,497)
Unamortized debt issuance costs	(45)	(328)
Carrying value of senior convertible notes	$45,249	$62,819

Carrying value of equity component, net of deferred taxes	$14,923	$14,923

Conversion rate (shares of common stock per $1,000 principal amount of notes)	23.1626
Conversion price (per share of common stock)	$43.17
During fiscal 2019, the Company repurchased an aggregate of $20.0 million face value ($19.4 million carrying value) of its Senior Convertible Notes with $20.0 million in cash. All consideration was attributed to the extinguishment of the liability and the Company recognized a pre-tax loss of $0.6 million on the repurchase. During fiscal 2018, the Company repurchased an aggregate of $30.1 million face value ($28.1 million carrying value) of its Senior Convertible Notes with $29.1 million in cash. Of the $29.1 million in total cash consideration, $28.1 million was attributed to the extinguishment of the liability and $1.0 million was attributed to the reacquisition of a portion of the equity component of the instrument. The Company recognized an immaterial net pre-tax gain on the extinguishment of the liability and recognized a $0.6 million after-tax reduction in additional paid-in capital from the reacquisition of the equity component. In total, the Company has repurchased an aggregate of $104.4 million face value ($96.6 million carrying value) of its Senior Convertible Notes with $95.1 million in cash. Gains and losses on repurchases are included in other interest expense in the Consolidated Statements of Operations.
The Company recognized interest expense associated with its Senior Convertible Notes as follows:

	Year Ended January 31,
	2019	2018	2017
	(in thousands)
Cash Interest Expense
Coupon interest expense	$2,014	$2,782	$4,355
Noncash Interest Expense
Amortization of debt discount	1,626	2,104	2,849
Amortization of transaction costs	216	290	439
	$3,856	$5,176	$7,643
As of January 31, 2019, the unamortized debt discount will be amortized over a remaining period of 3 months. The if-converted value as of January 31, 2019 does not exceed the principal balance of the Senior Convertible Notes. The effective interest rate of the liability component was equal to 7.3% for each of the statements of operations periods presented.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 - LONG-TERM DEBT
The following is a summary of long-term debt as of January 31, 2019 and 2018:

	January 31, 2019	January 31, 2018
	(in thousands)
Sale-leaseback financing obligations and capital leases, interest rates primarily ranging from 3.4% to 12.6% with various maturity dates through December 2030	$25,419	$23,152
Working Capital Line payable to Wells Fargo (see details in Note 7)	—	13,000
Real estate mortgage bearing interest at 2.09%, payable in monthly installments, maturing on June 30, 2026, secured by real estate assets	2,978	—
Other long-term debt primarily bearing interest at three-month EURIBOR plus 2.6%, payable in quarterly installments, maturing on January 31, 2021	755	—
	29,152	36,152
Less current maturities	(3,340)	(1,574)
	$25,812	$34,578
Long-term debt maturities are as follows:

	Sale-Leaseback Financing Obligations & Capital Leases				Total Present Value of Minimum Lease Payments and Other Long-Term Debt
Years Ending January 31,	Minimum Lease Payments	Interest	Present Value of Minimum Lease Payments	Other Long-Term Debt
	(in thousands)
2020	$5,271	$2,797	$2,474	$866	$3,340
2021	5,276	2,500	2,776	683	3,459
2022	4,969	2,342	2,627	397	3,024
2023	4,126	1,971	2,155	397	2,552
2024	3,087	1,344	1,743	397	2,140
Thereafter	18,070	4,426	13,644	993	14,637
	$40,799	$15,380	$25,419	$3,733	$29,152
NOTE 12 - RESTRUCTURING COSTS
In February 2017, to better align the Company's cost structure and business in certain markets, the Company announced a dealership restructuring plan (the "Fiscal 2018 Restructuring Plan"), which resulted in the closure of one Construction location during the fourth quarter ended January 31, 2017 and the closure of 14 Agriculture locations during fiscal 2018. The Fiscal 2018 Restructuring Plan resulted in a reduction of expenses while allowing the Company to continue to provide a leading level of service to its customers. In total, over the term of the Fiscal 2018 Restructuring Plan, the Company recognized $13.9 million of restructuring charges consisting primarily of fixed asset impairment charges, lease termination costs and termination benefits. As of January 31, 2018, the Company had closed and fully exited all of these locations and had completed its Fiscal 2018 Restructuring Plan.
In fiscal 2016, the Company carried out a restructuring plan that reduced the Company's headcount and resulted in the closure of four Agriculture stores and eight Construction stores. As of January 31, 2017, this restructuring plan was substantially complete.
We incurred costs of $0.4 million, $10.5 million and $3.3 million during the years ended January 31, 2019, 2018 and 2017, related to these activities. Such costs are included in the restructuring costs and impairment of long-lived assets lines in the consolidated statements of operations.
    Restructuring costs associated with the Company's Fiscal 2018 Restructuring Plan are summarized in the following table:

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Year Ended January 31,
	Cumulative Amount	2019	2018	2017
	(in thousands)
Lease accrual and termination costs	$6,095	$414	$5,681	$—
Termination benefits	5,053	—	5,053	—
Impairment of fixed assets, net of gains on asset disposition	2,206	—	(751)	2,957
Asset relocation and other costs	516	—	516	—
	$13,870	$414	$10,499	$2,957
Restructuring costs associated with the Company's fiscal 2016 restructuring plan are summarized in the following table:

Year Ended
January 31, 2017
(in thousands)
Lease accrual and termination costs	$(128)
Termination benefits	399
Impairment of fixed assets, net of gains on asset disposition	—
Asset relocation and other costs	48
$319
Restructuring charges are summarized by segment in the following table:

	Year Ended January 31,
	2019	2018	2017
	(in thousands)
Segment
Agriculture	$441	$6,886	$983
Construction	(27)	2,093	1,914
International	—	62	—
Shared Resources	—	1,458	379
Total	$414	$10,499	$3,276
A reconciliation of the beginning and ending exit cost liability balance associated with our Fiscal 2018 Restructuring Plan is as follows:

	Lease Accrual & Termination Costs	Termination Benefits	Asset Relocation & Other Costs	Total
	(in thousands)
Balance, January 31, 2017	—	$—	—	$—
Exit costs incurred and charged to expense	5,681	4,568	516	10,765
Exit costs paid	(288)	(4,164)	(516)	(4,968)
Balance, January 31, 2018	5,393	404	—	5,797
Exit costs incurred and charged to expense	414	—	—	414
Exit costs paid	(3,428)	(404)	—	(3,832)
Balance, January 31, 2019	2,379	—	—	2,379

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of January 31, 2019 and January 31, 2018, $2.2 million and $4.8 million of the exit cost liability is included in other long-term liabilities and $0.2 million and $1.0 million is included in accrued expenses and other in the consolidated balance sheets.
During the year ended January 31, 2019, the Company paid $3.0 million to terminate the real estate lease agreement for one of the Company's previously closed stores. The termination payment approximated the recorded lease accrual liability and therefore the impact to the consolidated statement of operations was not material. As circumstances warrant, the Company revises its assumptions regarding the timing and amount of estimated future cash flows associated with its cease-use lease liabilities of its closed store locations. During the year ended January 31, 2019, the Company recognized a restructuring expense of $0.4 million as the result of adjustments to its cease-use liabilities for certain of its closed stores.
NOTE 13 - DERIVATIVE INSTRUMENTS
The Company holds derivative instruments for the purpose of minimizing exposure to fluctuations in foreign currency exchange rates and benchmark interest rates to which the Company is exposed in the normal course of its operations.
Cash Flow Hedge
The Company previously was party to an interest rate swap instrument which had a notional amount of $100.0 million, an effective date of September 30, 2014 and a maturity date of September 30, 2018. The objective of the instrument was to protect the Company from changes in benchmark interest rates to which the Company is exposed through certain of its variable interest rate credit facilities. The instrument provided for a fixed interest rate of 1.901% through the instrument's maturity date. The interest rate swap instrument was designated as a cash flow hedging instrument and accordingly changes in the effective portion of the fair value of the instrument have been recorded in other comprehensive income and only reclassified into earnings in the period(s) in which the related hedged item affects earnings or the anticipated underlying hedged transactions are no longer probable of occurring. In April 2017, the Company elected to terminate its outstanding interest rate swap instrument. The Company paid $0.9 million to terminate the instrument. This cash payment is presented as a financing cash outflow in the consolidated statements of cash flows.
Derivative Instruments Not Designated as Hedging Instruments
The Company uses foreign currency forward contracts to hedge the effects of fluctuations in exchange rates on outstanding intercompany loans. The Company does not formally designate and document such derivative instruments as hedging instruments; however, the instruments are an effective economic hedge of the underlying foreign currency exposure. Both the gain or loss on the derivative instrument and the offsetting gain or loss on the underlying intercompany loan are recognized in earnings immediately, thereby eliminating or reducing the impact of foreign currency exchange rate fluctuations on net income. The Company's foreign currency forward contracts generally have three-month maturities, maturing on the last day of each fiscal quarter. The notional value of outstanding foreign currency contracts as of January 31, 2019 and 2018 was $14.1 million and $14.4 million.
As of January 31, 2019 and 2018, the fair value of the Company's outstanding derivative instruments was not material. Derivative instruments recognized as assets are recorded in prepaid expenses and other in the consolidated balance sheets, and derivative instruments recognized as liabilities are recorded in accrued expenses and other in the consolidated balance sheets.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the gains and losses recognized in other comprehensive income (loss) ("OCI") and income (loss) related to the Company’s derivative instruments for the years ended January 31, 2019, 2018 and 2017. All amounts included in income (loss) in the table below from derivatives designated as hedging instruments relate to reclassifications from accumulated other comprehensive income.

	Year Ended January 31,
	2019		2018		2017
	OCI	Income	OCI	Income	OCI	Income
	(in thousands)		(in thousands)		(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate swap (a)	—	—	48	(1,091)	263	(1,384)
Derivatives Not Designated as Hedging Instruments:
Foreign currency contracts (b)	—	1,696	—	(1,510)	—	365
Total Derivatives	$—	$1,696	$48	$(2,601)	$263	$(1,019)
(a) No material hedge ineffectiveness has been recognized. The amounts show in income (loss) above are reclassification amounts from accumulated other comprehensive income (loss) and are recorded in Floorplan interest expense in the consolidated statements of operations

(b) Amounts are included in Interest income and other income (expense) in the consolidated statements of operations
During the year ended January 31, 2018, the Company reclassified $0.6 million of pre-tax accumulated losses on its interest rate swap instrument from accumulated other comprehensive income (loss) to income as the original forecasted interest payments, which served as the hedged item underlying the interest rate swap instrument, were no longer probable of occurring during the time period over which such transactions were previously anticipated to occur. As of January 31, 2018, the Company had no remaining pre-tax net unrealized losses associated with its interest rate swap cash flow hedging instrument.
NOTE 14 - CONTINGENCIES AND GUARANTEES
Guarantees
The Company has provided residual value guarantees to CNH Industrial Capital in connection with certain customer leasing arrangements with CNH Industrial Capital. The Company, as guarantor, may be required to provide payment to CNH Industrial Capital at the termination of the lease agreement if the customer fails to exercise the purchase option under the leasing agreement and the proceeds CNH Industrial Capital receives upon disposition of the leased asset are less than the purchase option price as stipulated in the lease agreement. As of January 31, 2019, the maximum amount of residual value guarantees was approximately $4.2 million and the lease agreements have termination dates ranging from 2019 to 2022. As of January 31, 2019, the Company has recognized a liability of approximately $4.0 million based on its estimates of the likelihood and amount of residual value guarantees that will become payable at the termination dates of the underlying leasing agreements discounted at a rate of interest to reflect the risk inherent in the liability. As of January 31, 2019, the Company has recorded a current liability, recognized in accrued expenses and other in the consolidated balance sheets, of $2.1 million, and a long-term liability, recognized in other long-term liabilities in the consolidated balance sheets, of $1.9 million.
As of January 31, 2019, the Company had $1.5 million of guarantees on customer financing with CNH Industrial Capital. In the event that the customer defaulted on the payments owed to CNH Industrial Capital, the Company as the guarantor would be required to make those payments and any accelerated indebtedness to CNH Industrial Capital. Upon such payment, the Company would be entitled to enforce normal creditor rights against the customer including collection action for monetary damages or re-possession of the collateral if CNH Industrial Capital has a perfected security interest. No liabilities associated with these guarantees are included in the consolidated balance sheets as of January 31, 2019 as the Company deems the probability of being required to make such payments to be remote.
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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Other Matters
The Company is the lessee under many real estate leases in which it agrees to indemnify the lessor from certain liabilities arising as a result of the use of the leased premises, including environmental liabilities, or a breach of the lease by the lessee. Additionally, from time to time, the Company enters into agreements with third parties in connection with the sale of assets in which it agrees to indemnify the purchaser from certain liabilities or costs arising in connection with the assets. Also, in the ordinary course of business in connection with purchases or sales of goods and services, the Company enters into agreements that may contain indemnification provisions. In the event that an indemnification claim is asserted, the Company's liability would be limited by the terms of the applicable agreement. See additional information on operating lease commitments in Note 15.
NOTE 15 - OPERATING LEASE COMMITMENTS
The Company leases approximately 120 buildings under operating lease agreements as well as office equipment and vehicles under various operating lease agreements. Rent and lease expense under all operating leases totaled $18.6 million, $20.0 million and $21.3 million during the years ended January 31, 2019, 2018 and 2017. The leases expire at various dates through January 2031. Certain leases have fluctuating minimum lease payments. The Company recognizes lease expense on a straight-line basis over the expected term of the lease.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Approximate future minimum lease payment commitments are as follows:

Years ending January 31,	Amount
(in thousands)
2020	$20,117
2021	18,786
2022	17,994
2023	17,117
2024	16,143
Thereafter	68,409
$158,566
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
NOTE 16 - RELATED PARTY TRANSACTIONS
Effective February 1, 2017, the Company and Peter Christianson (our former President and former member of our Board of Directors), who is a brother of Tony Christianson (a member of our Board of Directors), agreed to terminate a consulting arrangement between the parties. During fiscal 2017, Mr. Peter Christianson received $0.5 million in fees, including group medical and dental coverage expenses as paid by the Company on behalf of Mr. Peter Christianson, from the Company under the terms of the consulting agreement. In connection with the termination, the Company agreed to pay Mr. Peter Christianson the sum of $0.7 million, payable in two equal installments in fiscal 2018 and fiscal 2019. All unvested stock options and shares of restricted stock held by Mr. Peter Christianson were allowed to vest as scheduled. As a result of the termination agreement, the Company recognized for fiscal 2018, a total of $0.8 million in termination costs, consisting of $0.7 million for future cash payments owed to Mr. Peter Christianson and $0.1 million for unvested shares of restricted stock. These termination costs are included in restructuring costs in the consolidated statements of operations. As of January 31, 2019, all amounts owed to Mr. Peter Christianson had been paid in full.
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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17 - INCOME TAXES
The components of income (loss) before income taxes for the years ended January 31, 2019, 2018 and 2017 consist of the following:

	2019	2018	2017
	(in thousands)
U.S.	$10,994	$(16,644)	$(22,244)
Foreign	5,160	2,205	(469)
Total	$16,154	$(14,439)	$(22,713)
The provision for (benefit from) income taxes charged to income for the years ended January 31, 2019, 2018 and 2017 consists of the following:

	2019	2018	2017
	(in thousands)
Current
Federal	$(110)	$130	$(5,368)
State	(189)	50	(85)
Foreign	1,760	1,350	116
Total current taxes	1,461	1,530	(5,337)
Deferred
Federal	2,071	(6,247)	(1,819)
State	(45)	270	(471)
Foreign	485	(2,943)	(551)
Total deferred taxes	2,511	(8,920)	(2,841)
	$3,972	$(7,390)	$(8,178)
The reconciliation of the statutory federal income tax rate to the Company's effective rate is as follows:

	2019	2018	2017
U.S. statutory rate	21.0%	(33.8)%	(35.0)%
Foreign statutory rates	0.6%	1.4%	2.8%
State taxes on income net of federal tax benefit	5.6%	(4.3)%	(4.3)%
Valuation allowances	(5.2)%	(4.4)%	(2.7)%
U.S. statutory rate reduction	—%	(13.9)%	—%
All other, net	2.6%	3.8%	3.2%
	24.6%	(51.2)%	(36.0)%

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred tax assets and liabilities consist of the following as of January 31, 2019 and 2018:

	2019	2018
	(in thousands)
Deferred tax assets:
Inventory allowances	$3,598	$5,061
Intangible assets	2,670	3,763
Net operating losses	6,266	12,366
Accrued liabilities and other	4,120	5,084
Receivables	740	719
Stock-based compensation	1,103	1,119
Other	806	1,241
Total deferred tax assets	19,303	29,353
Valuation allowances	(6,727)	(7,717)
Deferred tax assets, net of valuation allowances	$12,576	$21,636

Deferred tax liabilities:
Property and equipment	$(14,433)	$(19,810)
Senior convertible notes	(88)	(629)
Total deferred tax liabilities	$(14,521)	$(20,439)

Net deferred tax asset (liability)	$(1,945)	$1,197
On December 22, 2017, the U.S. government enacted tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act made broad changes to the U.S. tax code, including, among other things, to 1) reduce the U.S. federal corporate tax rate from 35% to 21%; 2) generally eliminate U.S. federal income taxes on dividends from foreign subsidiaries; 3) institute a one-time transaction tax on certain unrepatriated earnings of an entity's foreign subsidiaries; 4) create a new provision designed to tax global intangible low-taxed income ("GILTI"); 5) creates a new limitation on deductible interest expense; and 6) modify the rules related to uses and limitations of net operating losses.
The enactment of the Tax Act lowered the U.S. federal corporate tax rate from 35% to 21%, accordingly, for the fiscal year ended January 31, 2018, the Company had a blended corporate statutory tax rate of 33.8%, which is based on the number of days in the fiscal year before and after the enactment date. The Company recorded a net tax benefit of $1.8 million for the fiscal year ended January 31, 2018 as a result of remeasuring its domestic deferred tax assets, deferred tax liabilities and any valuation allowances based on the 21% corporate tax rate at which these deferred tax amounts are expected to reverse in the future. The Tax Act instituted a one-time transaction tax on previously untaxed accumulated and current earnings and profits of our foreign subsidiaries. The Company did not record a liability for the transaction tax because of a lack of accumulated earnings and profits, on a combined basis, of our foreign subsidiaries. The Tax Act requires that certain income (i.e., GILTI) earned by foreign subsidiaries must be included currently in gross income of the U.S. shareholder. The Company has elected to treat future GILTI inclusions as a current period expense when incurred.
The changes in the Tax Act were broad and complex, because of this complexity, entities were allowed a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. The Company completed its assessment of all aspects of the Tax Act during the year ended January 31, 2019. No material adjustments were recognized during the year ended January 31, 2019 as the Company completed its assessment of the Tax Act.
As of January 31, 2019, the Company has recorded $60.7 million of net operating loss carryforwards within certain of its U.S. state and foreign jurisdictions; $12.6 million of net operating loss carryforwards are within foreign jurisdictions with unlimited carryforward periods, $8.7 million are within foreign jurisdictions that expire at various dates between the Company's fiscal years 2020 and 2024, and $39.4 million are within U.S. states that expire at various dates between the Company's fiscal years 2031 and 2038.
In reviewing our deferred tax assets as of January 31, 2019 and 2018, we concluded that a partial valuation allowance for U.S. federal and state deferred tax assets, including state net operating losses, and a full valuation allowance for certain of

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

our foreign deferred tax assets, including net operating losses, was warranted. In total, we have recognized a valuation allowance of $6.7 million and $7.7 million as of January 31, 2019 and 2018. The recognition of the valuation allowances for our U.S. and foreign deferred tax assets was based on the presence of historical losses and our expected future sources of taxable income, including the anticipated future reversal of our existing deferred tax assets and liabilities.
During the fiscal year ended January 31, 2018, the Company concluded, based upon all available evidence, it was more likely than not that it would have sufficient future taxable income to realize the deferred tax assets of its Ukrainian subsidiary. As a result, the Company released the $3.5 million valuation allowance and recognized a corresponding benefit from income taxes in the consolidated statement of operations for the year ended January 31, 2018. The Company's conclusion regarding the realizability of such deferred tax assets was based on recent profitable operations in Ukraine resulting in a cumulative profit over the three-year period ending January 31, 2018, our projections of future profitability in Ukraine, the relative economic and political stability in Ukraine and the unlimited carryforward period of net operating losses in Ukraine.
The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign countries. It is no longer subject to income tax examinations by U.S. federal tax authorities for fiscal years ended prior to January 31, 2016 and state tax authorities for fiscal years ended prior to January 31, 2015. Certain foreign jurisdictions are no longer subject to income tax examinations for the calendar year periods ranging between 2012 and 2015, depending on the jurisdiction of the entity. During the fiscal year ended January 31, 2019, the Ukrainian taxing authorities completed their examination of our calendar year 2012 through 2015 Ukrainian income tax returns.
As of January 31, 2019, the Company had accumulated undistributed earnings in non-U.S. subsidiaries of approximately $11.0 million. Upon repatriation of such earnings the Company could be subject to additional U.S. or foreign taxes. The Company has not recorded a deferred tax liability associated with these undistributed earnings as such earnings are to be reinvested outside of the U.S. indefinitely. It is not practicable to estimate the amount of additional tax that might be payable if such earnings were repatriated.
NOTE 18 - CAPITAL STRUCTURE
The Company's certificate of incorporation provides it with the authority to issue 50,000,000 shares of $0.00001 par value stock, consisting of 45,000,000 shares of common stock and 5,000,000 shares classified as undesignated.
NOTE 19 - STOCK-BASED COMPENSATION
Stock-Based Compensation Plans
The Company has two stock-based compensation plans, the 2014 Equity Incentive Plan and the 2005 Equity Incentive Plan (collectively the "Plans"), to provide incentive compensation to participants for services that have been or will be performed for continuing as employees or members of the Board of Directors of the Company. Under these plans, which are approved by the stockholders of the Company, the Company may grant incentive stock options, non-qualified stock options and restricted stock for up to a maximum number of shares of common stock set forth in the Plans under all forms of awards. Shares issued for stock-based awards consist of authorized but unissued shares. The Plans authorize and make available 1,650,000 shares for equity awards. As of January 31, 2019, the Company has 755,278 shares authorized and available for future equity awards.
Compensation cost arising from stock-based compensation and charged to operations was $2.7 million, $3.1 million and $2.1 million for the years ended January 31, 2019, 2018 and 2017. The related income tax benefit (net) was $0.8 million, $1.2 million and $0.8 million for the years ended January 31, 2019, 2018 and 2017.
Stock Options
The Company has previously granted stock options to employees and members of the Board of Directors of the Company. These stock options vested over a period of four to six years for employees and immediately for members of the Board of Directors, and had contractual terms of five to ten years. As of January 31, 2019, there were no outstanding or exercisable stock options.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes stock option activity for the year ended January 31, 2019:

	Number of Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
	(in thousands)		(in thousands)
Outstanding at January 31, 2018	68	$21.63	$18	0.5
Granted	—	—
Exercised	(5)	18.46
Forfeited	(63)	21.88
Outstanding at January 31, 2019	—	$—	$—	0.0
The aggregate intrinsic value of stock options exercised was immaterial for the years ended January 31, 2019 and 2017, and was $1.0 million for the year ended January 31, 2018. As of January 31, 2019, there was no unrecognized compensation cost related to stock options as all awards have fully vested.
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
The following table summarizes RSA activity for the year ended January 31, 2019:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at January 31, 2018	406	$16.25
Granted	145	17.22
Forfeited	(7)	16.04
Vested	(164)	14.04
Nonvested at January 31, 2019	380	$15.88
The weighted-average grant date fair value of RSAs granted was $17.22, $17.47 and $11.01 during the years ended January 31, 2019, 2018 and 2017. The total fair value of RSAs vested was $3.6 million, $3.6 million and $1.3 million during the years ended January 31, 2019, 2018 and 2017. As of January 31, 2019, there was $4.0 million of unrecognized compensation cost related to nonvested RSAs that is expected to be recognized over a weighted-average period of 1.9 years.
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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes RSU activity for the year ended January 31, 2019:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at January 31, 2018	22	$14.70
Granted	—	—
Modified	(11)	15.01
Forfeited	(4)	14.47
Vested	(2)	$13.53
Nonvested at January 31, 2019	5	$14.19
The weighted-average grant date fair value of RSUs granted was $17.58 and $10.69 during the years ended January 31, 2018 and 2017. As of January 31, 2019, there was $0.1 million of unrecognized compensation cost related to nonvested RSUs that is expected to be recognized over a weighted-average period of 1.7 years.
During the year ended January 31, 2019, the Company modified certain of its RSU agreements to require the settlement of all future vested awards to be paid in cash in an amount equal to the number of vested awards multiplied by the stock price of the Company on the date of vesting. Due to the cash settlement provision, these awards became liability-classified share-based payments on the modification date. The accounting for this modification did not have a material impact on the Company's consolidated statement of operations or financial position.
Long-Term Cash Incentive Awards
The Company grants long-term cash incentive awards as part of its long-term incentive compensation to certain international employees of the Company. The awards vest over a period of approximately four years and entitle the award recipient to a cash payment on the vesting date equal to the number of vested shares multiplied by the stock price of the Company on the date of vesting. These awards are liability-classified share-based payment awards in which fair value of the award is remeasured at each period until the liability is settled. Fair value of these awards is determined based on the closing price of the Company's stock as of the end of each reporting period. Changes in the fair value of the liability are recognized as compensation cost over the requisite service period. The percentage of the fair value that is accrued as compensation cost at the end of each period is equal to the percentage of the requisite service that has been rendered at that date.
The following table summarizes activity for long-term cash incentive awards for the year ended January 31, 2019:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at January 31, 2018	—	—
Granted	13	17.25
Modified	11	15.01
Forfeited	—	—
Vested	—	—
Nonvested at January 31, 2019	24	16.22
The weighted-average grant date fair value of long-term cash incentive awards granted was $17.25 during the year ended January 31, 2019. As of January 31, 2019, based on the Company's stock price on that day, there was $0.2 million of unrecognized compensation cost related to nonvested awards that is expected to be recognized over a weighted-average period of 1.4 years.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following is a summary of the changes in accumulated other comprehensive income (loss), by component, for the fiscal years ended January 31, 2019, 2018 and 2017:

	Foreign Currency Translation Adjustment	Net Investment Hedging Instruments, Unrealized Gain (Loss)	Cash Flow Hedging Instruments, Unrealized Gain (Loss)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, January 31, 2016	$(5,500)	$2,711	$(1,672)	$(4,461)
Other comprehensive income (loss) before reclassifications	(1,310)	—	263	(1,047)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	1,384	1,384
Total other comprehensive income (loss), before tax	(1,310)	—	1,647	337
Tax effect	—	—	(659)	(659)
Total other comprehensive income (loss), net of tax	(1,310)	—	988	(322)
Balance, January 31, 2017	(6,810)	2,711	(684)	(4,783)
Other comprehensive income (loss) before reclassifications	2,399	—	48	2,447
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	1,091	1,091
Total other comprehensive income (loss), before tax	2,399	—	1,139	3,538
Tax effect	—	—	(455)	(455)
Total other comprehensive income (loss), net of tax	2,399	—	684	3,083
Balance, January 31, 2018	(4,411)	2,711	—	(1,700)
Other comprehensive income (loss) before reclassifications	(640)	—	—	(640)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Total other comprehensive income (loss), before tax	(640)	—	—	(640)
Tax effect	—	—	—	—
Total other comprehensive income (loss), net of tax	(640)	—	—	(640)
Balance, January 31, 2019	$(5,051)	$2,711	$—	$(2,340)
Income taxes are not provided for foreign currency translation adjustments arising from permanent investments in international subsidiaries. Reclassifications are made to avoid double counting in comprehensive income (loss) items that are also recorded as part of net income (loss). Reclassification amounts from cash flow hedging instruments for the years ended January 31, 2018 and 2017 are recorded in floorplan interest expense in the consolidated statements of operations. The tax effect of these reclassifications, recognized as a tax benefit in the amount of $0.4 million and $0.6 million for the years ended January 31, 2018 and 2017, are recorded in provision for (benefit from) income taxes in the consolidated statements of operations.
NOTE 21 - EMPLOYEE BENEFIT PLANS
The Company has a 401(k) profit-sharing plan ("401(k) Plan") for full-time employees at least 19 years of age. The Company matches 50% of the first 6% of participating employees' contributions. In addition, the Company may make a discretionary contribution to the 401(k) Plan as determined by the Board of Directors, with a maximum amount equal to the amount allowed under the IRS regulations. The Company recognized expense for contributions made to the 401(k) Plan totaling $2.7 million, $2.5 million and $2.5 million for the fiscal years ended January 31, 2019, 2018 and 2017. All amounts contributed during these years reflected matching contributions, as no discretionary contributions were made by the Company to the 401(k) Plan.
NOTE 22 - BUSINESS COMBINATIONS
On July 2, 2018, the Company, through a newly created, wholly-owned German subsidiary, acquired all interests of two commonly-controlled companies, AGRAM Landtechnikvertrieb GmbH and AGRAM Landtechnik Rollwitz GmbH (collectively "AGRAM"), for $19.2 million in cash consideration. Founded in 1990, AGRAM is a CaseIH and Steyr dealership

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The AGRAM acquisition has been accounted for under the acquisition method of accounting, which requires the Company to estimate the acquisition date fair value of the assets acquired and liabilities assumed. The fair value of the consideration paid exceeded the estimated fair value of the assets acquired and liabilities assumed, which resulted in the recognition of $0.9 million of goodwill. The recognition of goodwill arose from the acquisition of an assembled workforce and anticipated synergies within our International segment. The entire goodwill amount will be assigned to the International segment and is not expected to be deductible for income tax purposes. The Company recognized a customer relationship intangible asset in the amount of $0.1 million, which will be amortized over a three-year period, and recognized a distribution rights intangible asset in the amount of $1.8 million that is an indefinite-lived intangible asset not subject to amortization. The Company estimated the fair value of the customer relationship and distribution rights intangible assets using a multi-period excess earnings model, an income approach. All acquisition-related costs, which amounted to $0.2 million, have been expensed as incurred and recognized as operating expenses in the consolidated statement of operations.
The allocation of the purchase price to assets acquired and liabilities assumed is as follows:

(in thousands)
Assets acquired:
Cash	$3,857
Receivables	5,340
Inventories	21,725
Prepaid expenses and other	887
Property and equipment	3,512
Intangible assets	1,944
Goodwill	924
Other	61
$38,250
Liabilities assumed:
Accounts payable	1,553
Floorplan payable	13,820
Deferred revenue	85
Accrued expenses and other	1,279
Long-term debt	1,725
Deferred income taxes	632
$19,094
Net assets acquired	$19,156
NOTE 23 - FAIR VALUE OF FINANCIAL INSTRUMENTS
As of January 31, 2019 and 2018, the fair value of the Company's foreign currency contracts, which are either assets or liabilities measured at fair value on a recurring basis, was not material. These foreign currency contracts were valued using a discounted cash flow analysis, an income approach, utilizing readily observable market data as inputs, which is classified as a Level 2 fair value measurement.
The Company also valued certain long-lived assets at fair value on a non-recurring basis as of January 31, 2019, October 31, 2018 and January 31, 2018 as part of its long-lived asset impairment testing. The estimated fair value of such assets as of January 31, 2019, October 31, 2018 and January 31, 2018 was $0.9 million, $0.7 million and $0.9 million. Fair value was

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

determined by utilizing an income approach incorporating both observable and unobservable inputs, and are deemed to be Level 3 fair value inputs. The most significant unobservable inputs include forecasted net cash generated from the use of the assets and the discount rate applied to such cash flows to arrive at a fair value estimate. In addition, in certain instances the Company estimated the fair value of long-lived assets to approximate zero as no future cash flows were assumed to be generated from the use of such assets and the expected sales values were deemed to be nominal. All such fair value measurements were based on unobservable inputs and thus are Level 3 fair value inputs.
The Company also has financial instruments that are not recorded at fair value in its consolidated financial statements. The carrying amount of cash, receivables, payables, short-term debt and other current liabilities approximates fair value because of the short maturity and/or frequent repricing of those instruments, which are Level 2 fair value inputs. Based upon current borrowing rates with similar maturities, which are Level 2 fair value inputs, the carrying value of long-term debt approximates the fair value as of January 31, 2019 and 2018. The following table provides details on the Senior Convertible Notes as of January 31, 2019 and 2018. The difference between the face value and the carrying value of these notes is the result of the allocation between the debt and equity components, and unamortized debt issuance costs (see Note 10). Fair value of the Senior Convertible Notes was estimated based on Level 2 fair value inputs.

	January 31, 2019			January 31, 2018
	Estimated Fair Value	Carrying Value	Face Value	Estimated Fair Value	Carrying Value	Face Value
	(in thousands)			(in thousands)
Senior convertible notes	$45,644	$45,249	$45,644	$65,000	$62,819	$65,644
NOTE 24 - SEGMENT INFORMATION AND OPERATING RESULTS
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
Revenue generated from sales to customers outside of the United States was $232.7 million, $208.9 million and $150.3 million for the years ended January 31, 2019, 2018 and 2017. As of January 31, 2019 and 2018, $12.3 million and $4.8 million of the Company's long-lived assets were held in its European subsidiaries.
The Company retains various unallocated income/(expense) items and assets at the general corporate level, which the Company refers to as "Shared Resources" in the table below. Shared Resource assets primarily consist of cash and property and equipment. Revenue between segments is immaterial.
Certain financial information for each of the Company's business segments is set forth below. All revenue amounts shown below are presented on an as corrected basis following the correction of an immaterial error identified in previously issued financial statements. Refer to Note 26 for additional details.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended January 31,
	2019	2018	2017
	(in thousands)
Revenue
Agriculture	$726,793	$689,854	$734,283
Construction	301,989	293,860	317,126
International	232,723	208,892	150,288
Total	$1,261,505	$1,192,606	$1,201,697
Income (Loss) Before Income Taxes
Agriculture	$16,799	$(3,678)	$(15,781)
Construction	(4,400)	(7,278)	(5,875)
International	5,160	2,205	(469)
Segment income (loss) before income taxes	17,559	(8,751)	(22,125)
Shared Resources	(1,405)	(5,688)	(588)
Total	$16,154	$(14,439)	$(22,713)
Total Impairment
Agriculture	$886	$175	$1,888
Construction	1,114	498	2,155
International	156	—	325
Segment impairment	2,156	673	4,368
Shared Resources	—	—	42
Total	$2,156	$673	$4,410
Restructuring Costs
Agriculture	$441	$6,886	$(120)
Construction	(27)	2,093	60
International	—	62	—
Segment impairment	414	9,041	(60)
Shared Resources		1,458	379
Total	$414	$10,499	$319
Interest Income
Agriculture	$84	$164	$183
Construction	234	314	341
International	81	9	31
Segment interest income	399	487	555
Shared Resources	(73)	9	12
Total	$326	$496	$567
Interest Expense
Agriculture	$4,272	$5,781	$11,201
Construction	6,308	7,750	10,196
International	3,313	2,510	2,884
Segment interest expense	13,893	16,041	24,281
Shared Resources	(19)	958	(2,416)
Total	$13,874	$16,999	$21,865

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended January 31,
	2019	2018	2017
	(in thousands)
Depreciation and Amortization
Agriculture	$4,997	$5,411	$6,128
Construction	13,652	14,297	15,288
International	1,804	1,366	1,394
Segment depreciation and amortization	20,453	21,074	22,810
Shared Resources	3,152	4,031	4,058
Total	$23,605	$25,105	$26,868
Capital Expenditures
Agriculture	$2,473	$2,950	$1,585
Construction	7,012	20,080	5,480
International	1,944	1,332	898
Segment capital expenditures	11,429	24,362	7,963
Shared Resources	522	1,753	4,462
Total	$11,951	$26,115	$12,425

		January 31, 2019	January 31, 2018
Total Assets		(in thousands)
Agriculture		$316,224	$400,017
Construction		227,261	211,154
International		170,187	126,251
Segment assets		713,672	737,422
Shared Resources		78,766	22,886
Total		$792,438	$760,308
NOTE 25 - SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
The following reflects selected quarterly financial information for fiscal years 2019 and 2018 (see Note 26 for a discussion of the correction of an immaterial error to previously reported amounts of quarterly revenue for the first three quarters of fiscal 2019 and all quarterly periods of fiscal 2018).

	2019				2018
	First quarter	Second quarter	Third quarter	Fourth quarter	First quarter	Second quarter	Third quarter	Fourth quarter
	(in thousands, except per share data)

Revenue - As Previously Reported	245,678	299,891	363,649	n/a	264,118	268,871	330,341	339,608
Corrections	(1,964)	(2,660)	(2,736)	n/a	(3,057)	(2,556)	(2,489)	(2,229)
Revenue - As Corrected	243,714	297,231	360,913	359,647	261,061	266,315	327,852	337,379
Gross Profit	47,558	58,901	69,542	55,585	48,919	52,807	61,477	52,097
Net Income (Loss)	$(1,588)	$5,180	$10,776	$(2,160)	$(5,932)	$(5,186)	$2,384	$1,685
Earnings (Loss) per Share-Basic	(0.07)	0.23	0.49	(0.10)	(0.27)	(0.24)	0.11	0.08
Earnings (Loss) per Share-Diluted	(0.07)	0.23	0.48	(0.10)	(0.27)	(0.24)	0.11	0.08

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the fourth quarter of fiscal 2018, the Company recognized a net benefit from income taxes of $5.3 million consisting of the net benefit of $1.8 million from remeasuring domestic deferred tax assets and liabilities at the new federal statutory tax rate of 21% following enactment of the Tax Act on December 22, 2017, and a benefit of $3.5 million from the release of the valuation allowance previously recognized for deferred tax assets of our Ukrainian subsidiary. Further details of these tax matters are discussed in Note 17.
NOTE 26 - IMMATERIAL RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS
The Company identified an immaterial error within its quarterly financial statements for the quarterly periods ended April 30, 2018, July 31, 2018 and October 31, 2018 of fiscal 2019, within its quarterly and annual financial statements for the fiscal year ended January 31, 2018, and within its annual financial statements for the fiscal year ended January 31, 2017. The identified error was the result of incorrectly eliminating certain internal parts and service transactions. The adjustments to correct for this error reduce total revenue and cost of revenue by less than 1.5% for each quarterly and annual period and impact the amounts of previously reported equipment, parts, service and rental and other revenue and cost of revenue amounts, but have no impact on total gross profit, operating or net income, earnings per share, or the consolidated balance sheets or statements of cash flows. Management of the Company has evaluated all relevant quantitative and qualitative factors and has concluded that the error is not material to the results of operations for any previously reported quarterly or annual period. The Company has restated its accompanying statements of operations to correct for this immaterial error for the fiscal years ended January 31, 2018 and 2017, and the interim financial information for the quarterly periods in fiscal 2019 and 2018 presented within Note 25 - Selected Quarterly Financial Data.
Included below is a summary of the previously reported amounts of revenue and cost of revenue, the impact of correcting for this immaterial error and the as-corrected amounts for the fiscal years ended January 31, 2018 and 2017:

	Year Ended January 31,
	2018			2017
	As Previously Reported	Corrections	As Corrected	As Previously Reported	Corrections	As Corrected
	(in thousands)
Revenue
Equipment	$804,361	$40,407	$844,768	$797,315	$40,722	$838,037
Parts	222,404	(19,173)	203,231	233,819	(19,716)	214,103
Service	117,318	(28,524)	88,794	124,076	(29,668)	94,408
Rental and other	58,855	(3,042)	55,813	57,870	(2,721)	55,149
Total Revenue	1,202,938	(10,332)	1,192,606	1,213,080	(11,383)	1,201,697
Cost of Revenue
Equipment	743,465	21,184	764,649	746,169	23,755	769,924
Parts	156,455	(12,726)	143,729	164,020	(14,808)	149,212
Service	44,141	(13,462)	30,679	46,284	(14,794)	31,490
Rental and other	43,577	(5,328)	38,249	42,878	(5,536)	37,342
Total Cost of Revenue	987,638	(10,332)	977,306	999,351	(11,383)	987,968
Gross Profit	$215,300	$—	$215,300	$213,729	$—	$213,729
NOTE 27 - SUBSEQUENT EVENTS
On January 1, 2019, the Company, through its German subsidiary, acquired certain assets of ESB Agrartechnik GmbH ("ESB"). ESB is a full-service agriculture equipment dealership in Eastern Germany. Our acquisition of ESB further expands our presence in the German market. The total consideration transferred for the acquired business was $3.0 million paid in cash. The business assets acquired consisted of $1.5 million in inventory, $0.8 million of other tangible assets, and $0.7 million of intangible assets. Due to the limited time since the acquisition, the estimated fair values of acquired assets are provisional estimates, but are based on the best information currently available. These provisional estimates are subject to change as the Company completes all remaining steps in finalizing the purchase price allocation. Acquisition-related transaction costs were

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

not material. This acquisition was recognized in the fiscal year ending January 31, 2020 as the acquisition occurred within our International Segment in which all entities maintain a calendar year reporting period.
In March 2019, the Company completed an assessment of its Enterprise Resource Planning ("ERP") application and concluded that the Company will begin the process to prepare for conversion to a new ERP application in fiscal 2020, with an anticipated implementation of the new ERP application in the first half of fiscal 2021. The Company has entered into a software licensing agreement with a third-party ERP provider. The new ERP application deploys the latest data-driven and mobile-enabled sales and support tools to improve employee efficiency and deliver an enhanced customer experience. Beginning in March 2019, the Company will prospectively adjust the useful life of its current ERP application such that it is fully amortized upon its replacement in fiscal 2021. The Company will amortize the remaining net book value of $8.7 million on a straight-line basis over the remaining estimated period of use.

Schedule II—Valuation and Qualifying Accounts and Reserves
Titan Machinery Inc.

Classification	Beginning Balance	Additions Charged to Expenses	Additions from Business Combinations	Deductions for Write-offs, Net of Recoveries	Foreign Currency Translation Adjustments	Ending Balance
	(in thousands)
Valuation reserve deduction from receivables:
Year Ended January 31, 2019	$2,951	$835	$958	$(1,173)	$(43)	$3,528
Year Ended January 31, 2018	3,630	2,333	—	(3,138)	126	2,951
Year Ended January 31, 2017	3,591	3,399	—	(3,428)	68	3,630

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
Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of January 31, 2019.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has also audited our internal control over financial reporting as of January 31, 2019, as stated in their attestation report included in Item 8 of this Form 10-K.
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
ITEM 9B.    OTHER INFORMATION
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Other than the information included in Part I of this Form 10-K under the heading "Executive Officers of the Registrant," the information required by Item 10 is incorporated by reference to the sections labeled "Board of Directors," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance," all of which will appear in our definitive proxy statement for our 2019 Annual Meeting of Stockholders.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated herein by reference to the sections labeled "Compensation Discussion and Analysis," "Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," "Executive Compensation," and "Non-Employee Director Compensation," all of which will appear in our definitive proxy statement for our 2019 Annual Meeting of Stockholders.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated herein by reference to the sections entitled "Security Ownership of Principal Stockholders and Management" and "Executive Compensation - Equity Compensation Plan Information," both of which will appear in our definitive proxy statement for our 2019 Annual Meeting of Stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated herein by reference to the sections entitled "Corporate Governance—Independence" and "Certain Relationships and Related Transactions," both of which will appear in our definitive proxy statement for our 2019 Annual Meeting of Stockholders.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 is incorporated herein by reference to the section entitled "Fees of the Independent Registered Public Accounting Firm," which will appear in our definitive proxy statement for our 2019 Annual Meeting of Stockholders.
PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report.

(1)	Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:
Report of Deloitte & Touche LLP on Consolidated Financial Statements as of January 31, 2019 and 2018 and for each of the three years in the period ended January 31, 2019
Report of Deloitte & Touche LLP on Internal Control Over Financial Reporting as of January 31, 2019
Consolidated Balance Sheets as of January 31, 2019 and 2018
Consolidated Statements of Operations for each of the three years in the period ended January 31, 2019
Consolidated Statements of Comprehensive Income (loss) for each of the three years in the period ended January 31, 2019
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended January 31, 2019
Consolidated Statements of Cash Flows for each of the three years in the period ended January 31, 2019
Notes to Consolidated Financial Statements

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
3.1
Certificate of Incorporation of the registrant, as amended (incorporated herein by reference to Exhibit 3.1 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on September 10, 2012, File No. 001-33866).

3.2	Bylaws of the registrant, as amended (incorporated herein by reference to Exhibit 3.2 of the registrant's Annual Report on Form 10-K filed with the Commission on April 16, 2009, File No. 001-33866).

4.1
Specimen Certificate representing shares of common stock of Titan Machinery Inc. (incorporated by reference to Exhibit 4.1 of the registrant's Amendment No. 6 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on December 3, 2007).

4.2
Indenture, dated as of April 24, 2012, by and between the registrant and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the registrant's Current Report on Form 8-K filed with the Commission on April 24, 2012, File No. 001-33866).

10.1
Amended and Restated Employment Agreement, dated March 6, 2013, between David Meyer and the registrant (incorporated herein by reference to Exhibit 10.2 of the registrant's Annual Report on Form 10-K filed with the Commission on April 10, 2013, File No. 001-33866).**

10.1.1
Amendment dated March 1, 2014 to the Amended and Restated Employment Agreement, dated March 6, 2013, between David Meyer and the registrant (incorporated herein by reference to Exhibit 10.54 of the registrant's Annual Report on Form 10-K filed with the Commission on April 11, 2014).**

10.2
Amended and Restated Employment Agreement, dated September 4, 2015, between Mark Kalvoda and the registrant (incorporated herein by reference to Exhibit 10.3 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on September 9, 2015).**

10.2.1
Amendment dated September 1, 2016 to the Amended and Restated Employment Agreement, dated September 4, 2015 between Mark Kalvoda and the registrant (incorporated herein by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q filed with the Commission on September 1, 2016).**

10.3
Executive Employment Agreement, dated September 5, 2018, between Bryan J. Knutson and the registrant (incorporated herein by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on September 6, 2018).**

10.4
Agricultural Equipment Sales & Service Agreement, dated May 31, 2017, between CNH Industrial America LLC and the registrant (incorporated herein by reference to Exhibit 10.3 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 2, 2017).

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

10.6.1
Amendment to the New Holland Equipment Sales & Service Agreement, dated May 31, 2017, between CNH Industrial America LLC and the registrant (incorporated herein by reference to Exhibit 10.6 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 2, 2017).

10.7
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
10.9
Amended and Restated Wholesale Floorplan Credit Facility and Security Agreement, dated November 13, 2007, between CNH Capital America LLC and the registrant (incorporated herein by reference to Exhibit 10.25 of the registrant's Amendment No. 5 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on November 27, 2007).

10.9.1
Letter Agreement with CNH Capital America, LLC dated September 30, 2011, amending the November 13, 2007 Amended and Restated Wholesale Floorplan Credit Facility and Security Agreement (incorporated herein by reference to Exhibit 10.3 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on December 9, 2011, File No. 001-33866).

10.9.2
Letter Agreement with CNH Capital America, LLC dated November 20, 2012, amending the November 13, 2007 Amended and Restated Wholesale Floorplan Credit Facility and Security Agreement (incorporated herein by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on December 6, 2012, File No. 001-33866).

10.9.3
Letter Agreement with CNH Capital America, LLC dated February 15, 2013, amending the November 13, 2007 Amended and Restated Wholesale Floorplan Credit Facility and Security Agreement (incorporated herein by reference to Exhibit 10.49 of the registrant's Annual Report on Form 10-K filed with the Commission on April 10, 2013, File No. 001-33866).

10.9.4
Amendment dated December 8, 2014 to the Amended and Restated Wholesale Floor Plan Credit Facility and Security Agreement dated November 13, 2007 by and between the registrant and CNH Industrial Capital America LLC (incorporated herein by reference to Exhibit 10.2 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on December 10, 2014, File No. 001-33866).

10.9.5
Second Amendment dated March 31, 2016 to the Amended and Restated Wholesale Floor Plan Credit Facility and Security Agreement dated November 13, 2007 by and between the registrant and CNH Industrial Capital America LLC (incorporated herein by reference to Exhibit 10.17.5 of the registrant's Annual Report on Form 10-K filed with the Commission on April 13, 2016).

10.9.6
Amendment dated October 5, 2017 to the Amended and Restated Wholesale Floor Plan Credit Facility and Security Agreement dated November 13, 2007 by and between the registrant and CNH Industrial Capital America LLC (incorporated herein by reference to Exhibit 10.2 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on December 7, 2017).

10.9.7
Amendment dated April 1, 2018 to the Amended and Restated Wholesale Floor Plan Credit Facility and Security Agreement dated November 13, 2007 by and between the registrant and CNH Industrial Capital America LLC (incorporated herein by reference to Exhibit 10.8.7 of the registrant's Annual Report on Form 10-K filed with the Commission on April 6, 2018).

10.9.8
Amendment dated May 31, 2018 to the Amended and Restated Wholesale Floor Plan Credit Facility and Security Agreement dated November 13, 2007 by and between the registrant and CNH Industrial Capital America LLC (incorporated herein by reference to Exhibit 10.8.7 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 7, 2018).

10.9.9
Amendment dated November 30, 2018 to the Amended and Restated Wholesale Floor Plan Credit Facility and Security Agreement dated November 13, 2007 by and between the registrant and CNH Industrial Capital America LLC (incorporated herein by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on December 6, 2018).

10.9.10*
Amendment dated January 18, 2019 to the Amended and Restated Wholesale Floor Plan Credit Facility and Security Agreement dated November 13, 2007 by and between the registrant and CNH Industrial Capital America LLC.

10.10
Second Amended and Restated Credit Agreement dated as of October 28, 2015 by and among the registrant, Wells Fargo Bank, National Association, and the Financial Institutions Party Thereto (incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed with the Commission on November 2, 2015).

10.10.1
Amendment No. 1 to Second Amended and Restated Credit Agreement dated December 29, 2015 by and among the registrant, Wells Fargo Bank, National Association, and the Financial Institutions Party Thereto (incorporated herein by reference to Exhibit 10.18.1 of the registrant's Annual Report on Form 10-K filed with the Commission on April 13, 2016).

10.10.2
Amendment No. 2 to Second Amended and Restated Credit Agreement dated March 25, 2016 by and among the registrant, Wells Fargo Bank, National Association, and the Financial Institutions Party Thereto (incorporated herein by reference to Exhibit 10.18.2 of the registrant's Annual Report on Form 10-K filed with the Commission on April 13, 2016).

No.	Description
10.10.3
Amendment No. 3 to Second Amended and Restated Credit Agreement dated December 8, 2016 by and among the registrant, Wells Fargo Bank, National Association, and the Financial Institutions Party Thereto (incorporated herein by reference to Exhibit 10.17.3 of the registrant's Annual Report on Form 10-K filed with the Commission on April 7, 2017).

10.10.4
Amendment No. 4 to Second Amended and Restated Credit Agreement dated March 1, 2017 by and among the registrant, Wells Fargo Bank, National Association, and the Financial Institutions Party Thereto (incorporated herein by reference to Exhibit 10.17.4 of the registrant's Annual Report on Form 10-K filed with the Commission on April 7, 2017).

10.10.5
Amendment No. 5 to Second Amended and Restated Credit Agreement dated February 12, 2018 by and among the registrant, Wells Fargo Bank, National Association, and the Financial Institutions Party Thereto (incorporated herein by reference to Exhibit 10.9.5 of the registrant's Annual Report on Form 10-K filed with the Commission on April 6, 2018).

10.10.6*
Amendment No. 6 to Second Amended and Restated Credit Agreement dated December 28, 2018 by and among the registrant, Wells Fargo Bank, National Association, and the Financial Institutions Party Thereto.

10.11
Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed with the Commission on June 6, 2011, File No. 001-33866).**

10.12
Form of Incentive Stock Option Agreement under the 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.22 of the registrant's Amendment No. 2 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on October 10, 2007).**

10.13
Form of Non-Qualified Stock Option Agreement under the 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.23 of the registrant's Amendment No. 2 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on October 10, 2007).**

10.14
Form of Restricted Stock Agreement under the 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.24 of the registrant's Amendment No. 2 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on October 10, 2007).**

10.15
Titan Machinery Inc. 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed with the Commission on June 3, 2014, File No. 001-33866).**

10.16*	Form of Titan Machinery Inc. Restricted Stock Agreement (for non-employee directors) under the 2014 Equity Incentive Plan, revised effective June 1, 2018.**

10.17
Form of Titan Machinery Inc. Restricted Stock Agreement under the 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 5, 2014, File No. 001-33866).**

10.17.1*	Form of Titan Machinery Inc. Restricted Stock Agreement under the 2014 Equity Incentive Plan, revised effective June 1, 2018. **

10.18
Form of Titan Machinery Inc. Restricted Stock Unit Agreement under the 2014 Equity Incentive Plan, used for purposes of granting awards to European employees (incorporated herein by reference to Exhibit 10.2 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on September 9, 2014).**

10.18.1*	Form of Titan Machinery Inc. Restricted Stock Unit Agreement under the 2014 Equity Incentive Plan, used for purposes of granting awards to European employees, revised effective June 1, 2017. **

10.19*	Form of Director and Officer Indemnification Agreement

10.20
Titan Machinery Inc. Non-Employee Director Compensation Plan (incorporated herein by reference to Exhibit 10.2 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on September 9, 2015).**

10.21
Description of Titan Machinery Inc.’s Executive Cash Bonus Plan (incorporated herein by reference to Exhibit 10.34 of the registrant’s Annual Report on Form 10-K filed with the Commission on April 15, 2015)**

21.1*	Subsidiaries of Titan Machinery Inc.

23.1*	Consent of Deloitte & Touche LLP

No.	Description
24.1*	Power of Attorney

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following materials from Titan Machinery Inc.'s Annual Report on Form 10-K for the year ended January 31, 2019 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the fiscal years ended January 31, 2019, 2018 and 2017, (ii) the Consolidated Statements of Operations for the fiscal years ended January 31, 2019, 2018 and 2017, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended January 31, 2019, 2018 and 2017, (iv) the Consolidated Statements of Stockholders' Equity for the fiscal years ended January 31, 2019, 2018 and 2017, (v) the Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2019, 2018 and 2017, and (vi) the Notes to the Consolidated Financial Statements.

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
Dated: April 5, 2019
TITAN MACHINERY INC.

By	/s/ DAVID J. MEYER	By	/s/ MARK KALVODA
	David J. Meyer, Board Chair and Chief Executive Officer		Mark Kalvoda, Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ DAVID J. MEYER	Board Chair, Chief Executive Officer (principal executive officer)	April 5, 2019
David J. Meyer

/s/ MARK KALVODA	Chief Financial Officer (principal financial officer and principal accounting officer)	April 5, 2019
Mark Kalvoda

*	Director
Tony Christianson		April 5, 2019

*	Director
Stanley Dardis		April 5, 2019

*	Director
Stan Erickson		April 5, 2019

*	Director
Christine Hamilton		April 5, 2019

*	Director
John Henderson		April 5, 2019

*	Director
Jody Horner		April 5, 2019

*	Director
Richard Mack		April 5, 2019

*By	/s/ MARK KALVODA
Mark Kalvoda, Attorney-in-Fact