Form 10-Q
period 2019-04-30
Titan Machinery Inc.
filed 2019-06-06
CIK 1409171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

Commission File No. 001-33866

TITAN MACHINERY INC.
(Exact name of registrant as specified in its charter)

Delaware	No. 45-0357838
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

644 East Beaton Drive
West Fargo, ND 58078-2648
(Address of Principal Executive Offices)

Registrant’s telephone number (701) 356-0130

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value per share	TITN	The Nasdaq Stock Market LLC

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

As of May 31, 2019, 22,183,799 shares of Common Stock, $0.00001 par value, of the registrant were outstanding.

TITAN MACHINERY INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. — FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

TITAN MACHINERY INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)

	April 30, 2019	January 31, 2019
Assets
Current Assets
Cash	$63,331	$56,745
Receivables, net of allowance for doubtful accounts	85,853	77,500
Inventories	568,262	491,091
Prepaid expenses and other	12,229	15,556
Total current assets	729,675	640,892
Noncurrent Assets
Property and equipment, net of accumulated depreciation	144,794	138,950
Operating lease assets	97,404	—
Deferred income taxes	3,091	3,010
Goodwill	1,631	1,161
Intangible assets, net of accumulated amortization	7,343	7,247
Other	1,168	1,178
Total noncurrent assets	255,431	151,546
Total Assets	$985,106	$792,438

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$26,039	$16,607
Floorplan payable	374,271	273,756
Senior convertible notes	45,644	45,249
Current maturities of long-term debt	2,628	2,067
Current operating lease liabilities	12,137	—
Deferred revenue	35,394	46,409
Accrued expenses and other	30,091	36,364
Total current liabilities	526,204	420,452
Long-Term Liabilities
Long-term debt, less current maturities	23,871	20,676
Operating lease liabilities	95,375	—
Deferred income taxes	4,341	4,955
Other long-term liabilities	6,573	11,044
Total long-term liabilities	130,160	36,675
Commitments and Contingencies
Stockholders' Equity
Common stock, par value $.00001 per share, 45,000 shares authorized; 22,184 shares issued and outstanding at April 30, 2019; 22,218 shares issued and outstanding at January 31, 2019	—	—
Additional paid-in-capital	248,534	248,423
Retained earnings	83,319	89,228
Accumulated other comprehensive loss	(3,111)	(2,340)
Total stockholders' equity	328,742	335,311
Total Liabilities and Stockholders' Equity	$985,106	$792,438
 See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended April 30,
	2019	2018
Revenue
Equipment	$193,956	$167,770
Parts	51,938	46,863
Service	22,831	20,036
Rental and other	9,567	9,045
Total Revenue	278,292	243,714
Cost of Revenue
Equipment	173,154	149,223
Parts	36,814	33,238
Service	7,483	6,866
Rental and other	6,941	6,829
Total Cost of Revenue	224,392	196,156
Gross Profit	53,900	47,558
Operating Expenses	52,555	46,727
Impairment of Long-Lived Assets	135	—
Income from Operations	1,210	831
Other Income (Expense)
Interest income and other income (expense)	794	385
Floorplan interest expense	(877)	(1,350)
Other interest expense	(1,642)	(2,031)
Loss Before Income Taxes	(515)	(2,165)
Benefit from Income Taxes	(70)	(551)
Net Loss	$(445)	$(1,614)

Earnings (Loss) per Share:
Basic	$(0.02)	$(0.07)
Diluted	$(0.02)	$(0.07)

Weighted Average Common Shares:
Basic	21,872	21,734
Diluted	21,872	21,734

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended April 30,
	2019	2018
Net Loss	$(445)	$(1,614)
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(771)	1,301
Comprehensive Loss	$(1,216)	$(313)

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares Outstanding	Amount
BALANCE, January 31, 2018	22,102	$—	$246,509	$77,046	$(1,700)	$321,855
Common stock issued on grant of restricted stock and exercise of stock options, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	(22)	—	(598)	—	—	(598)
Stock-based compensation expense	—	—	540	—	—	540
Net loss	—	—	—	(1,614)	—	(1,614)
Other comprehensive income	—	—	—	—	1,301	1,301
BALANCE, April 30, 2018	22,080	$—	$246,451	$75,432	$(399)	$321,484

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares Outstanding	Amount
BALANCE, January 31, 2019	22,218	$—	$248,423	$89,228	$(2,340)	$335,311
Cumulative-effect adjustment of adopting ASC 842, Leases	—	—	—	(5,464)		(5,464)
Common stock issued on grant of restricted stock and exercise of stock options, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	(34)	—	(492)	—	—	(492)
Stock-based compensation expense	—	—	603	—	—	603
Net loss	—	—	—	(445)	—	(445)
Other comprehensive loss	—	—	—	—	(771)	(771)
BALANCE, April 30, 2019	22,184	$—	$248,534	$83,319	$(3,111)	$328,742

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended April 30,
	2019	2018
Operating Activities
Net loss	$(445)	$(1,614)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities
Depreciation and amortization	6,064	5,526
Impairment	135	—
Deferred income taxes	(316)	(804)
Stock-based compensation expense	603	540
Noncash interest expense	401	729
Noncash lease expense	3,062	—
Other, net	11	342
Changes in assets and liabilities
Receivables, prepaid expenses and other assets	(5,593)	(3,803)
Inventories	(78,254)	(42,351)
Manufacturer floorplan payable	89,599	24,653
Accounts payable, deferred revenue, accrued expenses and other and other long-term liabilities	(9,289)	(10,244)
Operating lease liabilities	(3,126)	—
Net Cash Provided by (Used for) Operating Activities	2,852	(27,026)
Investing Activities
Rental fleet purchases	(3,886)	(2,121)
Property and equipment purchases (excluding rental fleet)	(1,604)	(692)
Proceeds from sale of property and equipment	416	411
Acquisition consideration, net of cash acquired	(2,972)	—
Other, net	8	(184)
Net Cash Used for Investing Activities	(8,038)	(2,586)
Financing Activities
Net change in non-manufacturer floorplan payable	12,772	47,376
Proceeds from long-term debt borrowings	373	6
Principal payments on long-term debt and finance leases	(878)	(13,425)
Other, net	(492)	(607)
Net Cash Provided by Financing Activities	11,775	33,350
Effect of Exchange Rate Changes on Cash	(3)	120
Net Change in Cash	6,586	3,858
Cash at Beginning of Period	56,745	53,396
Cash at End of Period	$63,331	$57,254
Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period
Income taxes, net of refunds	$517	$906
Interest	$1,712	$1,954
Supplemental Disclosures of Noncash Investing and Financing Activities
Net property and equipment financed with long-term debt, finance leases, accounts payable and accrued liabilities	$5,861	$836
Net transfer of assets to (from) property and equipment from (to) inventories	$(371)	$1,853

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The quarterly operating results for Titan Machinery Inc. (the “Company”) are subject to fluctuation due to varying weather patterns, which may impact the timing and amount of equipment purchases, rentals, and after-sales parts and service purchases by the Company’s Agriculture, Construction and International customers. Therefore, operating results for the three-month period ended April 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2020. The information contained in the consolidated balance sheet as of January 31, 2019 was derived from the audited consolidated financial statements for the Company for the fiscal year then ended. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2019 as filed with the SEC.
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
Reclassifications
Concurrent with the adoption of new lease accounting guidance, the Company elected to reclassify finance lease liabilities in the accompanying consolidated balance sheet as of January 31, 2019 to maintain consistency and comparability between periods presented. The amounts reclassified included $1.3 million from current maturities of long-term debt to accrued expenses and other and $5.1 million from long-term debt, less current maturities to other long-term liabilities. These reclassifications had no impact on total current liabilities, total long-term liabilities or total liabilities and stockholders' equity within the consolidated balance sheets.
Certain reclassifications of amounts previously reported within the consolidated statements of cash flows have been made to maintain consistency and comparability between periods presented. These reclassifications had no impact on previously reported cash flows from operating, investing or financing activities within the consolidated statements of cash flows.

Recently Adopted Accounting Guidance
In February 2016, the Financial Accounting Standards Board ("FASB") issued a new leasing standard applicable for lessees and lessors and codified in Accounting Standards Codification 842, Leases, ("ASC 842") to increase transparency and comparability among organizations. Most prominent among the changes in the standard is the recognition on the balance sheet by a lessee of right-of-use assets and lease liabilities for most leases. The standard also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from lease activities. This guidance is effective for reporting periods beginning after December 15, 2018.
The Company adopted the leasing guidance on February 1, 2019 using a prospective transition method at the adoption date and recognized a cumulative-effect adjustment to the opening balance of retained earnings as a result of adoption. Under this method of adoption, prior period amounts are not adjusted and will continue to be reported under accounting standards in effect for those periods. The Company elected the package of practical expedients afforded under the guidance, which applies to leases that commenced prior to adoption and permits an entity not to: 1) reassess whether existing or expired contracts are or contain a lease, 2) reassess the lease classification, and 3) reassess any initial direct costs for any existing leases. The Company did not elect the use of the hindsight practical expedient to determine the lease term, but rather included the lease term as defined under former leasing guidance to capitalize the right-of-use asset and lease liability upon adoption. The Company identified new, and updated existing, internal controls and processes to ensure compliance with the new standard, but such modifications were not deemed to be material to our overall system of internal controls.
Adoption of the new standard for leasing transactions in which the Company is the lessee had a material impact on our consolidated balance sheet but did not have an impact on our consolidated statement of operations or cash flows. The most significant impact was the recognition of right-of-use assets and lease liabilities for operating leases, while the accounting for financing leases remained substantially unchanged. We recognized a cumulative-effect adjustment to retained earnings as of February 1, 2019 of $5.5 million primarily resulting from impairment of operating lease right-of-use assets present on the date of adoption, net of the deferred tax impact. The adoption of the new standard for leasing transactions in which the Company is the lessor did not impact our consolidated balance sheet, statement of operations or cash flows. The Company has included the additional disclosures required under ASC 842 in Note 13.
Adoption of ASC 842 impacted our consolidated balance sheet as of February 1, 2019 as follows:

	January 31, 2019 As Reported	ASC 842 Adjustment on February 1, 2019		February 1, 2019 As Adjusted
	(in thousands)
Assets
Operating lease assets	$—	$100,469	(a)	$100,469

Liabilities and Stockholders' Equity
Current maturities of long-term debt	3,340	(1,273)	(b)	2,067
Current operating lease liabilities	—	12,266	(c)	12,266
Accrued expenses and other	35,091	972	(d)	36,063
Long-term debt, less current maturities	25,812	(5,136)	(b)	20,676
Operating lease liabilities	—	98,250	(c)	98,250
Deferred income taxes	4,955	(374)	(e)	4,581
Other long-term liabilities	5,908	1,228	(f)	7,136
Retained earnings	89,228	(5,464)	(g)	83,764

(a) Capitalization of operating lease assets, net of straight-line rent accrued liabilities, cease-use liabilities, and right-of-use asset impairment present on the date of adoption.
(b) As described above under Reclassifications, concurrent with the adoption of ASC 842, the Company elected to reclassify current maturities of finance lease liabilities from Current maturities of long-term debt to Accrued expenses and other and the long-term portion of finance lease liabilities from Long-term debt, less current maturities to Other long-term liabilities in the accompanying consolidated balance sheet as of January 31, 2019 to maintain consistency and comparability between periods presented.
(c) Recognition of operating lease liabilities.
(d) As described in (b) above, includes the reclassification of current maturities of finance lease liabilities, net of the reclassification of the current portion of cease-use liabilities to Operating lease assets as part of the adoption of ASC 842.

(e) Deferred tax impact of adoption, primarily resulting from operating lease right-of-use asset impairment recognized upon adoption, net of the valuation allowance recognized for such deferred tax assets.
(f) As described in (b) above, includes the reclassification of finance lease liabilities, net of the ASC 842 adoption impact of reclassifying straight-line rent accrued liabilities and cease-use liabilities, and the cumulative-effect adjustment recognized in retained earnings for gains deferred on previous sale-leaseback transactions.
(g) Cumulative-effect adjustment of $6.6 million for operating lease right-of-use asset impairment present on the date of adoption net of the adjustment for deferred gains on previous sale-leaseback transactions of $0.7 million and the deferred tax impact of these adjustments, net of the valuation allowance recognized on such deferred tax assets.
NOTE 2 - EARNINGS PER SHARE
The following table sets forth the calculation of basic and diluted EPS:

	Three Months Ended April 30,
	2019	2018
	(in thousands, except per share data)
Numerator:
Net loss	$(445)	$(1,614)
Allocation to participating securities	—	26
Net loss attributable to Titan Machinery Inc. common stockholders	$(445)	$(1,588)
Denominator:
Basic weighted-average common shares outstanding	21,872	21,734
Plus: incremental shares from assumed exercises of stock options and vesting of restricted stock units	—	—
Diluted weighted-average common shares outstanding	21,872	21,734

Earnings (Loss) Per Share:
Basic	$(0.02)	$(0.07)
Diluted	$(0.02)	$(0.07)

Anti-dilutive shares excluded from diluted weighted-average common shares outstanding:
Stock options and restricted stock units	8	58
Shares underlying senior convertible notes	1,057	1,520
NOTE 3 - REVENUE
Revenues are recognized when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration we expect to collect in exchange for those goods or services. Sales, value added and other taxes collected from our customers concurrent with our revenue activities are excluded from revenue.
The following tables present our revenue disaggregated by revenue source and segment:

	Three Months Ended April 30, 2019
	Agriculture	Construction	International	Total
	(in thousands)
Equipment	$107,864	$43,046	$43,046	$193,956
Parts	29,976	12,704	9,258	51,938
Service	14,985	6,521	1,325	22,831
Other	618	593	22	1,233
Revenue from contracts with customers	153,443	62,864	53,651	269,958
Rental	332	7,879	123	8,334
Total revenues	$153,775	$70,743	$53,774	$278,292

	Three Months Ended April 30, 2018
	Agriculture	Construction	International	Total
	(in thousands)
Equipment	$98,112	$36,038	$33,620	$167,770
Parts	29,232	11,473	6,158	46,863
Service	13,840	5,516	680	20,036
Other	544	712	33	1,289
Revenue from contracts with customers	141,728	53,739	40,491	235,958
Rental	226	7,305	225	7,756
Total revenues	$141,954	$61,044	$40,716	$243,714
Unbilled Receivables and Deferred Revenue
Unbilled receivables amounted to $16.0 million and $11.2 million as of April 30, 2019 and January 31, 2019. The increase in unbilled receivables is primarily the result of a seasonal increase in the volume of our service transactions in which we recognize revenue as our work is performed and prior to customer invoicing.
Deferred revenue from contracts with customers amounted to $33.8 million and $44.9 million as of April 30, 2019 and January 31, 2019. Our deferred revenue most often increases in the fourth quarter of each fiscal year due to a higher level of customer down payments or prepayments and longer time periods between customer payment and delivery of the equipment asset, and the related recognition of equipment revenue, prior to its seasonal use. During the three months ended April 30, 2019 and 2018, the Company recognized $30.5 million and $17.2 million, respectively, of revenue that was included in the deferred revenue balance as of January 31, 2019 and January 31, 2018, respectively. No material amount of revenue was recognized during the three months ended April 30, 2019 and 2018 from performance obligations satisfied in previous periods.
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
NOTE 4 - RECEIVABLES

	April 30, 2019	January 31, 2019
	(in thousands)
Trade and unbilled receivables from contracts with customers
Trade receivables due from customers	$39,030	$38,827
Trade receivables due from finance companies	20,165	10,265
Unbilled receivables	15,950	11,222
Trade and unbilled receivables from rental contracts
Trade receivables	6,124	6,386
Unbilled receivables	894	828
Other receivables
Due from manufacturers	6,930	12,950
Other	580	550
Total receivables	89,673	81,028
Less allowance for doubtful accounts	(3,820)	(3,528)
Receivables, net of allowance for doubtful accounts	$85,853	$77,500

The Company recognized impairment losses on receivables arising from sales contracts with customers of $0.3 million and $0.2 million for the three months ended April 30, 2019 and 2018, and recognized impairment losses on receivables arising from rental contracts of $0.1 million and $0.04 million for the three months ended April 30, 2019 and 2018.
NOTE 5 - INVENTORIES

	April 30, 2019	January 31, 2019
	(in thousands)
New equipment	$352,395	$258,081
Used equipment	137,449	158,951
Parts and attachments	76,327	72,760
Work in process	2,091	1,299
	$568,262	$491,091
NOTE 6 - PROPERTY AND EQUIPMENT

	April 30, 2019	January 31, 2019
	(in thousands)
Rental fleet equipment	$113,704	$111,164
Machinery and equipment	21,780	21,646
Vehicles	46,850	42,330
Furniture and fixtures	40,434	40,645
Land, buildings, and leasehold improvements	63,326	63,091
	286,094	278,876
Less accumulated depreciation	(141,300)	(139,926)
	$144,794	$138,950
During the three months ended April 30, 2019, the Company, as the result of a current period operating loss combined with historical losses and anticipated future operating losses of a store location, recognized within its Construction segment a long-lived asset impairment charge of $0.1 million.
In March 2019, the Company completed an assessment of its Enterprise Resource Planning ("ERP") application and concluded that the Company will begin the process to prepare for conversion to a new ERP application during the fiscal year ending January 31, 2020, with an anticipated implementation of the new ERP application during the first-half of the fiscal year ending January 31, 2021. Beginning in March 2019, the Company prospectively adjusted the useful life of its current ERP application such that it will be fully amortized upon its estimated replacement date. The net book value of $8.7 million of the ERP application will be amortized on a straight-line basis over the estimated remaining period of use. For the three months ended April 30, 2019, the Company recognized an additional $0.9 million of amortization expense, which decreased operating income accordingly, increased net loss by approximately $0.7 million and increased the reported basic and diluted loss per share by approximately $0.04.
NOTE 7 - FLOORPLAN PAYABLE/LINES OF CREDIT
As of April 30, 2019, the Company had floorplan lines of credit totaling $640.0 million, which is primarily comprised of three significant floorplan lines of credit: (i) a $400.0 million credit facility with CNH Industrial, (ii) a $140.0 million line of credit with a group of banks led by Wells Fargo Bank, National Association (the "Wells Fargo Credit Agreement"), and (iii) a $45.0 million credit facility with DLL Finance LLC.

As of April 30, 2019 and January 31, 2019, the Company's outstanding balances of floorplan payables and lines of credit consisted of the following:

	April 30, 2019	January 31, 2019
	(in thousands)
CNH Industrial	$219,106	$120,319
Wells Fargo Credit Agreement (floorplan payable line)	57,000	49,100
DLL Finance	29,350	13,432
Other outstanding balances with manufacturers and non-manufacturers	68,815	90,905
	$374,271	$273,756
As of April 30, 2019, the interest-bearing U.S. floorplan payables carried various interest rates ranging from 4.50% to 6.11%, compared to a range of 4.77% to 6.30% as of January 31, 2019. As of April 30, 2019, foreign floorplan payables carried various interest rates primarily ranging from 0.94% to 8.48%, compared to a range of 0.94% to 8.51% as of January 31, 2019. As of April 30, 2019 and January 31, 2019, $232.0 million and $151.7 million of outstanding floorplan payable were non-interest bearing. As of April 30, 2019, the Company had a compensating balance arrangement under one of its foreign floorplan credit facilities, which requires a minimum cash deposit to be maintained with the lender in the amount of $5.0 million for the term of the credit facility.
Wells Fargo Credit Agreement
The maturity date of the Wells Fargo Credit Agreement was contingent upon the results of a maturity test that was performed on February 1, 2019, a date that was three months prior to the scheduled maturity date of the Company's outstanding senior convertible notes. Pursuant to this test, the maturity date for the Wells Fargo Credit Agreement would be October 28, 2020 so long as (i) the Company's fixed charge coverage ratio for the 12 month period ended December 31, 2018 was at least 1.10 to 1.00 and (ii) a liquidity test, requiring that the Company have unrestricted cash on hand plus excess borrowing availability under the Wells Fargo Credit Agreement (on a pro-forma basis reflecting the Company’s repayment in full of its outstanding senior convertible notes) in an amount that is greater than 20% of maximum credit amount under the facility, was met on February 1, 2019. If both financial tests were not satisfied on February 1, 2019, the Wells Fargo Credit Agreement would immediately mature and all amounts outstanding would become immediately due and payable in full. The Company satisfied the maturity test requirements on February 1, 2019, and therefore the maturity date of the Wells Fargo Credit Agreement is October 28, 2020. The amount that the Company was able to borrow under the Wells Fargo Credit Agreement was temporarily reduced by the amount of outstanding senior convertible notes from the February 1, 2019 maturity testing date through May 1, 2019, the maturity date of the senior convertible notes.

NOTE 8 - DEFERRED REVENUE

	April 30, 2019	January 31, 2019
	(in thousands)
Deferred revenue from contracts with customers	$33,817	$44,893
Deferred revenue from rental and other contracts	1,577	1,516
	$35,394	$46,409
NOTE 9 - SENIOR CONVERTIBLE NOTES

The Company’s 3.75% senior convertible notes consist of the following:

	April 30, 2019	January 31, 2019
	(in thousands except conversion rate and conversion price)
Principal value	$45,644	$45,644
Unamortized debt discount	—	(350)
Unamortized debt issuance costs	—	(45)
Carrying value of senior convertible notes	$45,644	$45,249

Carrying value of equity component, net of deferred taxes	$14,923	$14,923

Conversion rate (shares of common stock per $1,000 principal amount of notes)	23.1626
Conversion price (per share of common stock)	$43.17
The Company recognized interest expense associated with its senior convertible notes as follows:

	Three Months Ended April 30,
	2019	2018
	(in thousands)
Cash Interest Expense
Coupon interest expense	$421	$605
Noncash Interest Expense
Amortization of debt discount	350	469
Amortization of transaction costs	45	64
	$816	$1,138
The effective interest rate of the liability component was equal to 7.3% for each of the consolidated statements of operations periods presented. The senior convertible notes matured on May 1, 2019. The Company repaid the outstanding principal balance in full on the maturity date.
NOTE 10 - LONG TERM DEBT

The following is a summary of long-term debt as of April 30, 2019 and January 31, 2019:

	April 30, 2019	January 31, 2019
	(in thousands)
Sale-leaseback financing obligations, interest rates ranging from 3.4% to 10.3% with various maturity dates through December 2030	$18,709	$19,010
Equipment financing loan, payable in monthly installments over a 72-month term for each funded tranche, bearing interest at 3.89%, secured by vehicle assets	4,292	—
Real estate mortgage bearing interest at 2.09%, payable in monthly installments, maturing on June 30, 2026, secured by real estate assets	2,837	2,978
Other long-term debt primarily bearing interest at three-month EURIBOR plus 2.6%, payable in quarterly installments, maturing on January 31, 2021	661	755
	26,499	22,743
Less current maturities	(2,628)	(2,067)
	$23,871	$20,676
NOTE 11 - DERIVATIVE INSTRUMENTS
The Company holds derivative instruments for the purpose of minimizing exposure to fluctuations in foreign currency exchange rates to which the Company is exposed in the normal course of its operations.

The Company uses foreign currency forward contracts to hedge the effects of fluctuations in exchange rates on outstanding intercompany loans. The Company does not formally designate and document such derivative instruments as hedging instruments; however, the instruments are an effective economic hedge of the underlying foreign currency exposure. Both the gain or loss on the derivative instrument and the offsetting gain or loss on the underlying intercompany loan are recognized in earnings immediately, thereby eliminating or reducing the impact of foreign currency exchange rate fluctuations on net income. The Company's foreign currency forward contracts generally have three-month maturities, maturing on the last day of each fiscal quarter. The notional value of outstanding foreign currency contracts as of April 30, 2019 and January 31, 2019 was $13.1 million and $14.1 million.
As of April 30, 2019 and January 31, 2019, the fair value of the Company's outstanding derivative instruments was not material. Derivative instruments recognized as assets are recorded in prepaid expenses and other in the consolidated balance sheets, and derivative instruments recognized as liabilities are recorded in accrued expenses and other in the consolidated balance sheets.
The following table sets forth the gains and losses recognized in income (loss) from the the Company’s derivative instruments for the three months ended April 30, 2019 and 2018. Gains and losses are recognized in interest income and other income (expense) in the consolidated statements of operations:

	Three Months Ended April 30,
	2019	2018
	(in thousands)
Foreign currency contracts	$202	$534
NOTE 12 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following is a summary of the changes in accumulated other comprehensive income (loss), by component, for the periods ended April 30, 2019 and April 30, 2018:

	Foreign Currency Translation Adjustment	Net Investment Hedging Gain	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, January 31, 2019	$(5,051)	$2,711	$(2,340)
Other comprehensive loss	(771)	—	(771)
Balance, April 30, 2019	$(5,822)	$2,711	$(3,111)

	Foreign Currency Translation Adjustment	Net Investment Hedging Gain	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, January 31, 2018	$(4,411)	$2,711	$(1,700)
Other comprehensive income	1,301	—	1,301
Balance, April 30, 2018	$(3,110)	$2,711	$(399)

NOTE 13 - LEASES
As Lessee

The Company, as lessee, leases certain of its dealership locations, office space, equipment and vehicles under operating and financing classified leasing arrangements. The Company has elected to not record leases with a lease term at commencement of 12 months or less on the consolidated balance sheet; such leases are expensed on a straight-line basis over the lease term. Many real estate lease agreements require the Company to pay the real estate taxes on the properties during the lease term and require that the Company maintain property insurance on each of the leased premises. Such payments are deemed to be variable lease payments as the amounts may change during the term of the lease. Certain leases include renewal options that can extend the lease term for periods of one to ten years. Most real estate leases grant the Company a right of first refusal or other options to purchase the real estate, generally at fair market value, either during the lease term or at its conclusion. In most cases, the Company has not included these renewal and purchase options within the measurement of the right-of-use asset and lease liability. Most often the Company cannot readily determine the interest rate implicit in the lease and thus applies its incremental borrowing rate to capitalize the right-of-use asset and lease liability. We estimate our incremental borrowing rate by incorporating considerations of lease term, asset class and lease currency and geographical market. Our lease agreements do not contain any material non-lease components, residual value guarantees or material restrictive covenants.
The Company subleases a small number of real estate assets to third-parties, primarily dealership locations for which we have ceased operations. All sublease arrangements are classified as operating leases.

The components of lease expense were as follows:

	Classification	Three Months Ended April 30, 2019
		(in thousands)
Finance lease cost:
Amortization of leased assets	Operating expenses	$376
Interest on lease liabilities	Other interest expense	139
Operating lease cost	Operating expenses & rental and other cost of revenue	4,816
Short-term lease cost	Operating expenses	80
Variable lease cost	Operating expenses	620
Sublease income	Interest income and other income (expense)	(168)
		$5,863
    Right-of-use lease assets and lease liabilities consist of the following:

	Classification	April 30, 2019
		(in thousands)
Assets
Operating lease assets	Operating lease assets	$97,404
Finance lease assets(a)	Property and equipment, net of accumulated depreciation	6,470
Total leased assets		$103,874
Liabilities
Current
Operating	Current operating lease liabilities	$12,137
Finance	Accrued expenses and other	1,544
Noncurrent
Operating	Operating lease liabilities	95,375
Finance	Other long-term liabilities	4,725
Total lease liabilities		$113,781

(a)Finance lease assets are recorded net of accumulated amortization of $0.5 million as of April 30, 2019.
Maturities of lease liabilities as of April 30, 2019 are as follows:

	Operating	Finance
	Leases	Leases	Total
Fiscal Year Ended January 31,	(in thousands)
2020	$13,824	$1,533	$15,357
2021	17,275	1,927	19,202
2022	16,500	1,607	18,107
2023	15,538	1,015	16,553
2024	14,667	353	15,020
2025	13,546	309	13,855
Thereafter	46,910	1,392	48,302
Total lease payments	138,260	8,136	146,396
Less: Interest	30,748	1,867	32,615
Present value of lease liabilities	$107,512	$6,269	$113,781

The weighted-average lease term and discount rate as of April 30, 2019 are as follows:

April 30, 2019
Weighted-average remaining lease term (years):
Operating leases	8.6
Financing leases	5.2
Weighted-average discount rate:
Operating leases	6.1%
Financing leases	9.8%
Other lease information is as follows:

Three Months Ended April 30, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,752
Operating cash flows from finance leases	139
Financing cash flows from finance leases	403
Operating lease assets obtained in exchange for new operating lease liabilities	253
Finance lease assets obtained in exchange for new finance lease liabilities	410
Minimum lease payments under operating and capital leases as determined under prior leasing guidance and as of January 31, 2019 were as follows:

	Operating	Capital
	Leases	Leases
Fiscal year ended January 31,	(in thousands)
2020	$20,117	$1,933
2021	18,786	1,831
2022	17,994	1,524
2023	17,117	882
2024	16,143	342
Thereafter	68,409	1,701
Total lease payments	$158,566	8,213
Less: Interest		1,804
Present value of capital lease liabilities		$6,409
As Lessor
The Company rents equipment to customers, primarily in the Construction segment, on a short-term basis. Our rental arrangements generally do not include minimum, noncancellable periods as the lessee is entitled to cancel the arrangement at any time. Most often, our rental arrangements extend for periods ranging from a few days to a few months. We maintain a fleet of dedicated rental assets within our Construction segment and, within all segments, may also provide short-term rentals of certain equipment inventory assets. Certain rental arrangements may include rent-to-purchase options whereby customers are given a period of time to exercise an option to purchase the related equipment at an established price with any rental payments paid applied to reduce the purchase price.
All of the Company's leasing arrangements as lessor are classified as operating leases. Rental revenue is recognized on a straight-line basis over the rental period. Rental revenue includes amounts charged for loss and damage insurance on rented equipment. In most cases, our rental arrangements include non-lease components, including delivery and pick-up services. The Company accounts for these non-lease components separate from the rental arrangement and recognizes the revenue associated with these components when the service is performed. The Company has elected to exclude from rental revenue all sales, value added and other taxes collected from our customers concurrent with our rental activities. Rental billings most often occur on a monthly basis and may be billed in advance or in arrears, thus creating unbilled rental receivables or deferred rental revenue amounts. The Company manages the residual value risk of its rented assets by (i) monitoring the quality, aging and anticipated retail market value of our rental fleet assets to determine the optimal period to remove an asset from the rental fleet, (ii) maintaining the quality of our assets through on-site parts and service support and (iii) requiring physical damage insurance of our lessee customers. We primarily dispose of our rental assets through the sale of the asset by our retail sales force.
Revenue generated from leasing activities is disclosed, by segment, in Note 3. The following is the balance of our dedicated rental fleet assets of our Construction segment as of April 30, 2019 and January 31, 2019:

	April 30, 2019	January 31, 2019
	(in thousands)
Rental fleet equipment	$113,704	$111,164
Less accumulated depreciation	50,066	50,399
	$63,638	$60,765
NOTE 14 - FAIR VALUE MEASUREMENTS
As of April 30, 2019 and January 31, 2019, the fair value of the Company's foreign currency contracts, which are either assets or liabilities measured at fair value on a recurring basis, was not material. These foreign currency contracts were valued using a discounted cash flow analysis, an income approach, utilizing readily observable market data as inputs, which is classified as a Level 2 fair value measurement.
The Company also valued certain long-lived assets at fair value on a non-recurring basis as of April 30, 2019 and January 31, 2019 as part of its long-lived asset impairment testing. The estimated fair value of such assets as of April 30, 2019 and January 31, 2019 was $0.2 million and $0.9 million. Fair value was estimated through an income approach incorporating both observable and unobservable inputs, and are deemed to be Level 3 fair value inputs. The most significant unobservable inputs include forecasted net cash generated from the use of the assets and the discount rate applied to such cash flows to arrive at a fair value estimate.
The Company also has financial instruments that are not recorded at fair value in the consolidated balance sheets, including cash, receivables, payables, long-term debt and senior convertible notes. The carrying amounts of these financial instruments approximated their fair values as of April 30, 2019 and January 31, 2019. Fair value of these financial instruments was estimated based on Level 2 fair value inputs.
NOTE 15 - INCOME TAXES
Our effective tax rate was 13.6% for the three months ended April 30, 2019 compared to an effective tax rate of 25.5% for the three months ended April 30, 2018. Our effective tax rate differs from the domestic federal statutory tax rate due to changes in mix of domestic and foreign income or losses and the impact of the recognition of valuation allowances on our U.S. federal, state and certain of our foreign deferred tax assets, including net operating losses.
NOTE 16 - BUSINESS COMBINATIONS
Fiscal 2020
On January 1, 2019, the Company, through its German subsidiary, acquired certain assets of ESB Agrartechnik GmbH ("ESB"). ESB is a full-service agriculture equipment dealership in Eastern Germany. Our acquisition of ESB further expands our presence in the German market. The transaction was accounted for as a business combination. The total consideration transferred for the acquired business was $3.0 million paid in cash. The business assets acquired consisted of $1.5 million in inventory, $0.8 million of other tangible assets, and $0.7 million of intangible assets, which included $0.5 million of goodwill that will be assigned to the International segment and is expected to be deductible for income tax purposes. The recognition of goodwill arose primarily from the acquisition of an assembled workforce. Acquisition-related transaction costs were not material. This acquisition was recognized in the fiscal year ending January 31, 2020 as the acquisition occurred within our International segment in which all entities maintain a calendar year reporting period.

Fiscal 2019
On July 2, 2018, the Company acquired all interests of two commonly-controlled companies, AGRAM Landtechnikvertrieb GmbH and AGRAM Landtechnik Rollwitz GmbH (collectively "AGRAM"), for $19.2 million in cash consideration. Founded in 1990, AGRAM is a CaseIH and Steyr dealership complex consisting of four agriculture dealership locations in the following cities of Germany: Altranft, Burkau, Gutzkow, and Rollwitz. Our acquisition of these entities provides the Company the opportunity to expand our international presence into the large, well-established German market.
The AGRAM acquisition has been accounted for under the acquisition method of accounting, which requires the Company to estimate the acquisition date fair value of the assets acquired and liabilities assumed. The fair value of the consideration paid exceeded the estimated fair value of the assets acquired and liabilities assumed, which resulted in the recognition of $0.9 million of goodwill. The recognition of goodwill arose from the acquisition of an assembled workforce and anticipated synergies within our International segment. The entire goodwill amount was assigned to the International segment and is not expected to be deductible for income tax purposes. The Company recognized a customer relationship intangible asset in the amount of $0.1 million, which will be amortized over a three-year period, and recognized a distribution rights intangible asset in the amount of $1.8 million that is an indefinite-lived intangible asset not subject to amortization. The Company estimated the fair value of the customer relationship and distribution rights intangible assets using a multi-period excess earnings model, an income approach. All acquisition-related costs, which amounted to $0.2 million, have been expensed as incurred and recognized as operating expenses in the consolidated statement of operations.
The allocation of the purchase price to the assets acquired and liabilities assumed was as follows:

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
NOTE 17 - CONTINGENCIES
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
NOTE 18 - SEGMENT INFORMATION
The Company has three reportable segments: Agriculture, Construction and International. Revenue between segments is immaterial. The Company retains various unallocated income/(expense) items and assets at the general corporate level, which the Company refers to as “Shared Resources” in the table below. Shared Resources assets primarily consist of cash and property and equipment.
Certain financial information for each of the Company’s business segments is set forth below. All revenue amounts for the three months ended April 30, 2018 shown below are presented on an as corrected basis following the correction of an immaterial error identified in previously issued financial statements. Refer to Note 19 for additional details.

	Three Months Ended April 30,
	2019	2018
	(in thousands)
Revenue
Agriculture	$153,775	$141,954
Construction	70,743	61,044
International	53,774	40,716
Total	$278,292	$243,714

Income (Loss) Before Income Taxes
Agriculture	$1,876	$1,323
Construction	(2,222)	(2,897)
International	216	(87)
Segment income (loss) before income taxes	(130)	(1,661)
Shared Resources	(385)	(504)
Total	$(515)	$(2,165)

	April 30, 2019	January 31, 2019
	(in thousands)
Total Assets
Agriculture	$408,102	$316,224
Construction	280,342	227,261
International	208,848	170,187
Segment assets	897,292	713,672
Shared Resources	87,814	78,766
Total	$985,106	$792,438
NOTE 19 - IMMATERIAL RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS
As previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2019, the Company identified an immaterial error within its financial statements, including in the results for the quarterly period ended April 30, 2018. The identified error was the result of incorrectly eliminating certain internal parts and service transactions. The adjustments to correct for this error reduce total revenue and cost of revenue by less than 1.0% and impact the amounts of previously reported equipment, parts, service and rental and other revenue and cost of revenue amounts, but have no impact on total gross profit, operating or net income, earnings per share, or the consolidated balance sheets or statements of cash flows. Management of the Company has evaluated all relevant quantitative and qualitative factors and has concluded that the error is not material to the results of operations for the previously reported quarterly period. The Company has restated its accompanying statement of operations to correct for this immaterial error for the three months ended April 30, 2018.
Included below is a summary of the previously reported amounts of revenue and cost of revenue, the impact of correcting for this immaterial error, and the as-corrected amounts for the three month period ended April 30, 2018:

	Three Months Ended April 30, 2018
	As Previously Reported	Corrections	As Corrected
	(dollars in thousands)
Revenue
Equipment	$156,904	$10,866	$167,770
Parts	51,535	(4,672)	46,863
Service	27,356	(7,320)	20,036
Rental and other	9,883	(838)	9,045
Total Revenue	245,678	(1,964)	243,714
Cost of Revenue
Equipment	141,767	7,456	149,223
Parts	36,658	(3,420)	33,238
Service	11,201	(4,335)	6,866
Rental and other	8,494	(1,665)	6,829
Total Cost of Revenue	198,120	(1,964)	196,156
Gross Profit	$47,558	$—	$47,558

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim unaudited consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report, and the audited consolidated financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2019.
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
The agriculture industry is experiencing low agriculture commodity prices and net farm income. Based on U.S. Department of Agriculture ("USDA") publications, the most recent estimate of net farm income for calendar year 2018 decreased an estimated 16.0% as compared to calendar year 2017 and is approximately 15.0% below the average for the five-year period ending December 31, 2018. Lower net farm income over this five-year period has led to reduced demand for equipment purchases, service work and parts, negatively impacting same-store sales, equipment revenue and equipment gross profit margin, and has caused an oversupply of equipment inventory in our geographic footprint. In addition, these agriculture industry conditions have also led to a reduction of purchases of construction equipment by customers in the agriculture industry, negatively impacting certain of our Construction stores. Based on its March 2019 report, the USDA projected net farm income for calendar year 2019 to increase 10.0% as compared to calendar year 2018.
Our net loss was $0.4 million, or $0.02 per diluted share, for the first quarter of fiscal 2020, compared to a net loss of $1.6 million, or $0.07 per diluted share, for the first quarter of fiscal 2019. Our adjusted diluted earnings per share was $0.02 for the first quarter of fiscal 2020, compared to an adjusted diluted loss per share of $0.07 for the first quarter of fiscal 2019. See the Non-GAAP Financial Measures section below for a reconciliation of adjusted diluted earnings per share to diluted earnings per share, the most comparable GAAP measure. Significant factors impacting the quarterly comparisons were:

•
Revenue increased 14.2% in the first quarter of fiscal 2020, as compared to the first quarter last year. This increase in revenue was the result of increases from each of our four principal sources of business, equipment, parts, service and rental and other, and across each of our three operating segments, Agriculture, Construction and International. Our AGRAM acquisition in the third quarter of fiscal 2019 also contributed to the revenue increase in the first quarter of fiscal 2020 as compared to the first quarter last year.

•
Gross profit margin for the first quarter of fiscal 2020 of 19.4% is consistent with the 19.5% gross profit margin for the first quarter of fiscal 2019. A slight decrease in equipment gross profit margin in the first quarter of fiscal 2020, as compared to the first quarter last year, was substantially offset by increased service and rental and other gross profit margins.

•
Operating expenses increased $5.8 million, or 12.5%, in the first quarter of fiscal 2020, as compared to the first quarter last year. Operating expenses as a percentage of revenue decreased from 19.2% in the first quarter of fiscal 2019 to 18.9% in the first quarter of fiscal 2020. The increase in operating expenses is primarily the result of our AGRAM acquisition in the third quarter of fiscal 2019, incremental costs associated with our ERP transition, and increased variable expenses associated with higher levels of equipment sales.

•
Floorplan and other interest expense decreased a combined 25.5% in the first quarter of fiscal 2020, as compared to the first quarter last year, primarily due to a decrease in our level of interest-bearing inventory in the first quarter of fiscal 2020 and our repurchase of $20.0 million face value of our senior convertible notes in the second quarter of fiscal 2019.

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
ERP Transition
In March 2019, the Company completed an assessment of its Enterprise Resource Planning ("ERP") application and concluded that the Company will begin the process to prepare for conversion to a new ERP application during the fiscal year ending January 31, 2020, with an anticipated implementation of the new ERP application during the first-half of the fiscal year ending January 31, 2021. The new ERP application is expected to provided the latest data-driven and mobile-enabled sales and support tools to improve employee efficiency and deliver an enhanced customer experience. Beginning in March 2019, we prospectively adjusted the useful life of our current ERP application such that it will be fully amortized upon its estimated replacement date.
In the first quarter of fiscal 2020, we recognized $0.9 million of additional amortization expense of our current ERP application. In addition, we recognized $0.1 million of expense for other ERP transition costs. We expect to recognize for the remainder of fiscal 2020 incremental ERP transition costs, which includes the incremental amortization of our current ERP application and external costs associated with implementing the new ERP application, of approximately $6.0 million.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are included in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended January 31, 2019. Other than the adoption of the lease accounting guidance described in Note 1, Business Activity and Significant Accounting Policies, and Note 13, Leases, to our consolidated financial statements in this Quarterly Report on Form 10-Q, there have been no other changes in our critical accounting policies since January 31, 2019.
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
All revenue and cost of revenue amounts for quarter ended April 30, 2018 are presented on an as corrected basis after correcting for an immaterial error identified during the year ended January 31, 2019 in these previously issued financial statements. The correction of this immaterial error reduced total revenue and cost of revenue by less than 1.0% and impacted the amounts of previously reported equipment, parts, service and rental and other revenue and cost of revenue, but had no impact on total gross profit, operating or net income, or earnings per-share. See Note 19 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information
Same-store sales for any period represent sales by stores that were part of the Company for the entire comparable periods in the current and preceding fiscal years. We do not distinguish between relocated or newly-expanded stores in this same-store analysis. Closed stores are excluded from the same-store analysis. Stores that do not meet the criteria for same-store classification are described as excluded stores throughout the Results of Operations section in this Quarterly Report on Form 10-Q.

Comparative financial data for each of our four sources of revenue are expressed below.

	Three Months Ended April 30,
	2019	2018
	(dollars in thousands)
Equipment
Revenue	$193,956	$167,770
Cost of revenue	173,154	149,223
Gross profit	$20,802	$18,547
Gross profit margin	10.7%	11.1%
Parts
Revenue	$51,938	$46,863
Cost of revenue	36,814	33,238
Gross profit	$15,124	$13,625
Gross profit margin	29.1%	29.1%
Service
Revenue	$22,831	$20,036
Cost of revenue	7,483	6,866
Gross profit	$15,348	$13,170
Gross profit margin	67.2%	65.7%
Rental and other
Revenue	$9,567	$9,045
Cost of revenue	6,941	6,829
Gross profit	$2,626	$2,216
Gross profit margin	27.4%	24.5%
The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended April 30,
	2019	2018
Revenue
Equipment	69.7%	68.8%
Parts	18.7%	19.2%
Service	8.2%	8.2%
Rental and other	3.4%	3.7%
Total Revenue	100.0%	100.0%
Total Cost of Revenue	80.6%	80.5%
Gross Profit Margin	19.4%	19.5%
Operating Expenses	18.9%	19.2%
Impairment of Intangible and Long-Lived Assets	—%	—%
Income from Operations	0.4%	0.3%
Other Income (Expense)	(0.6)%	(1.2)%
Loss Before Income Taxes	(0.2)%	(0.9)%
Benefit from Income Taxes	—%	(0.2)%
Net Loss	(0.2)%	(0.7)%

Three Months Ended April 30, 2019 Compared to Three Months Ended April 30, 2018
Consolidated Results
Revenue

	Three Months Ended April 30,		Increase/	Percent
	2019	2018	(Decrease)	Change
	(dollars in thousands)
Equipment	$193,956	$167,770	$26,186	15.6%
Parts	51,938	46,863	5,075	10.8%
Service	22,831	20,036	2,795	13.9%
Rental and other	9,567	9,045	522	5.8%
Total Revenue	$278,292	$243,714	$34,578	14.2%

The increase in revenue for the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019 was the result of increased revenue from all revenue sources and across all segments. Same-store sales increased 11.1% primarily as a result of an increase in equipment revenue but also positively impacted by parts and service revenue increases. Revenue was also positively impacted by our AGRAM acquisition completed in the third quarter of fiscal 2019.
Gross Profit

	Three Months Ended April 30,		Increase/	Percent
	2019	2018	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$20,802	$18,547	$2,255	12.2%
Parts	15,124	13,625	1,499	11.0%
Service	15,348	13,170	2,178	16.5%
Rental and other	2,626	2,216	410	18.5%
Total Gross Profit	$53,900	$47,558	$6,342	13.3%
Gross Profit Margin
Equipment	10.7%	11.1%	(0.4)%	(3.6)%
Parts	29.1%	29.1%	—%	—%
Service	67.2%	65.7%	1.5%	2.3%
Rental and other	27.4%	24.5%	2.9%	11.8%
Total Gross Profit Margin	19.4%	19.5%	(0.1)%	(0.5)%
Gross Profit Mix
Equipment	38.6%	39.0%	(0.4)%	(1.0)%
Parts	28.1%	28.6%	(0.5)%	(1.7)%
Service	28.5%	27.7%	0.8%	2.9%
Rental and other	4.8%	4.7%	0.1%	2.1%
Total Gross Profit Mix	100.0%	100.0%

Gross profit for the first quarter of fiscal 2020 increased 13.3% as compared to the same period last year. Gross profit margin remained relatively consistent at 19.4% for the first quarter of fiscal 2020 compared to 19.5% for the first quarter of fiscal 2019. The increase in gross profit was the result of increased revenue.
Our company-wide absorption rate increased to 67.8% for the first quarter of fiscal 2020 compared to 66.3% during the same period last year as the increase in gross profit from parts and service in the first quarter of fiscal 2020 exceeded the increase in operating expenses during the period.

Operating Expenses

	Three Months Ended April 30,		Increase/	Percent
	2019	2018	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$52,555	$46,727	$5,828	(12.5)%
Operating Expenses as a Percentage of Revenue	18.9%	19.2%	(0.3)%	1.6%
Our operating expenses in the first quarter of fiscal 2020 increased $5.8 million as compared to the first quarter of fiscal 2019 as a result of increased International segment operating expenses resulting from our AGRAM acquisition, incurrence of ERP transitions, and increased variable expenses associated with higher levels of equipment revenue. Operating expenses as a percentage of revenue decreased to 18.9% in the first quarter of fiscal 2020 from 19.2% in the first quarter of fiscal 2019. The decrease in operating expenses as a percentage of total revenue was primarily due to the increase in total revenue in the first quarter of fiscal 2020, as compared to the first quarter of fiscal 2019, which positively affected our ability to leverage our fixed operating costs.
Impairment Charges

	Three Months Ended April 30,		Increase/	Percent
	2019	2018	(Decrease)	Change
	(dollars in thousands)
Impairment of Long-Lived Assets	$135	$—	$135	n/a
We recognized $0.1 million of impairment charges on certain long-lived assets in the first quarter of fiscal 2020. No impairment charges were recognized in the first quarter of fiscal 2019.
Other Income (Expense)

	Three Months Ended April 30,		Increase/	Percent
	2019	2018	(Decrease)	Change
	(dollars in thousands)
Interest income and other income (expense)	$794	$385	$409	106.2%
Floorplan interest expense	(877)	(1,350)	(473)	35.0%
Other interest expense	(1,642)	(2,031)	(389)	19.2%
Floorplan interest expense decreased in the first quarter of fiscal 2020 as compared to the first quarter of fiscal 2019 primarily as a result of lower levels of interest-bearing inventory in the first quarter of fiscal 2020. The decrease in other interest expense in the first quarter of fiscal 2020, as compared to the first quarter of fiscal 2019, is primarily the result of decreased interest expense on our senior convertible notes in the first quarter of fiscal 2020 following our repurchase of $20.0 million face value of our senior convertible notes in the second quarter of fiscal 2019.
Provision for Income Taxes

	Three Months Ended April 30,		Increase/	Percent
	2019	2018	(Decrease)	Change
	(dollars in thousands)
Provision for Income Taxes	$(70)	$(551)	$481	87.3%

Our effective tax rate was 13.6% for the first quarter of fiscal 2020 and 25.5% for the first quarter of fiscal 2019. Our effective tax rate is impacted by the mix of income or losses in our domestic and international jurisdictions as well as the impact of recognizing valuation allowances on our deferred tax assets, including net operating losses.

Segment Results
Certain financial information for our Agriculture, Construction and International business segments is set forth below. “Shared Resources” in the table below refers to the various unallocated income/(expense) items that we have retained at the general corporate level. Revenue between segments is immaterial.

	Three Months Ended April 30,		Increase/	Percent
	2019	2018	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$153,775	$141,954	$11,821	8.3%
Construction	70,743	61,044	9,699	15.9%
International	53,774	40,716	13,058	32.1%
Total	$278,292	$243,714	$34,578	14.2%

Income (Loss) Before Income Taxes
Agriculture	$1,876	$1,323	$553	41.8%
Construction	(2,222)	(2,897)	675	23.3%
International	216	(87)	303	n/m
Segment income (loss) before income taxes	(130)	(1,661)	1,531	92.2%
Shared Resources	(385)	(504)	119	23.6%
Total	$(515)	$(2,165)	$1,650	76.2%
Agriculture
Agriculture segment revenue for the first quarter of fiscal 2020 increased 8.3% compared to the first quarter of fiscal 2019, all of which was due to a same-store sales increase. The revenue increase was the result of increased equipment revenue arising from customer replacement demand despite the aforementioned difficult industry conditions plus increases in parts and service revenues.
Agriculture segment income before income taxes was $1.9 million for the first quarter of fiscal 2020 compared to $1.3 million for the first quarter of fiscal 2019. The improvement in segment results was primarily the result of increased revenue but partially offset by increased operating expenses, including variable expenses associated with higher equipment revenues.
Construction
Construction segment revenue for the first quarter of fiscal 2020 increased 15.9% compared to the first quarter of fiscal 2019. The increase in revenue, all of which was due to a same-store sales increase, was the result of revenue increases from all sources of business, equipment, parts, service and rental and other.
Our Construction segment loss before income taxes was $2.2 million for the first quarter of fiscal 2020 compared to a $2.9 million loss before income taxes in the first quarter of fiscal 2019. The improvement in segment results was primarily due to increased revenue, but partially offset by increased operating expenses, including variable expenses associated with higher equipment revenues. The dollar utilization of our rental fleet increased from 18.3% in the first quarter of fiscal 2019 to 20.5% in the first quarter of fiscal 2020.
International
International segment revenue for the first quarter of fiscal 2020 increased 32.1% compared to the first quarter of fiscal 2019. The increase in segment revenue was the result of incremental revenue from our AGRAM acquisition completed in the third quarter of fiscal 2019 and a same-store sales increase of 13.6%. The increase in same-store sales was primarily the result of increased equipment and parts revenue.
Our International segment income before income taxes was $0.2 million for the first quarter of fiscal 2020 compared a loss before income taxes of $0.1 million for the same period last year. The improvement in segment results was primarily the result of increased revenue but partially offset by increased operating expenses arising from our AGRAM business following our acquisition in the third quarter of fiscal 2019.

Shared Resources/Eliminations
We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate most of these net expenses to our segments. Since these allocations are set early in the year, and a portion is planned to be unallocated, unallocated balances may occur. Shared Resources loss before income taxes was $0.4 million for the first quarter of fiscal 2020 compared to loss before income taxes of $0.5 million for the same period last year.
Non-GAAP Financial Measures
To supplement net income (loss) and our diluted earnings (loss) per share ("Diluted EPS"), both GAAP measures, we present adjusted net income (loss) and adjusted Diluted EPS, both non-GAAP measures, which include adjustments for ERP transition costs, including accelerated amortization of our current ERP application and external implementation costs of our new ERP application, and impairment charges. We believe that the presentation of adjusted net income (loss) and adjusted Diluted EPS is relevant and useful to our management and investors because it provides a measurement of earnings on activities that we consider to occur in the ordinary course of our business. Adjusted net income (loss) and adjusted Diluted EPS should be evaluated in addition to, and not considered a substitute for, or superior to, the most comparable GAAP measure. In addition, other companies may calculate these non-GAAP measures in a different manner, which may hinder comparability of our adjusted results with those of other companies.
The following tables reconcile (i) net income (loss), a GAAP measure, to adjusted net income (loss) and (ii) Diluted EPS, a GAAP measure, to adjusted Diluted EPS:

	Three Months Ended April 30,
	2019	2018
	(dollars in thousands, except per share data)
Adjusted Net Income (Loss)
Net Income (Loss)	$(445)	$(1,614)
Adjustments
ERP transition costs	1,016	—
Impairment charges	135	—
Total Pre-Tax Adjustments	1,151	—
Less: Tax Effect of Adjustments (1)	242	—
Total Adjustments	909	—
Adjusted Net Income (Loss)	$464	$(1,614)

Adjusted Diluted EPS
Diluted EPS	$(0.02)	$(0.07)
Adjustments (2)
ERP transition costs	0.05	—
Impairment charges	—	—
Total Pre-Tax Adjustments	0.05	—
Less: Tax Effect of Adjustments (1)	0.01	—
Total Adjustments	0.04	—
Adjusted Diluted EPS	$0.02	$(0.07)

(1) The tax effect of adjustments, all of which were U.S. related items, was calculated using a 21% tax rate. The rate was determined based on a 21% federal statutory rate and no impact for state taxes given our valuation allowance against state net operating loss carryforwards.

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
Equipment Inventory and Floorplan Payable Credit Facilities
As of April 30, 2019, the Company had floorplan payable lines of credit for equipment purchases totaling $640.0 million, which is primarily comprised of a $400.0 million credit facility with CNH Industrial Capital, a $140.0 million floorplan payable line under the Wells Fargo Credit Agreement, and a $45.0 million credit facility with DLL Finance.
The maturity date of our Wells Fargo Credit Agreement was contingent upon the results of a maturity test that was performed on February 1, 2019. Pursuant to this test, the maturity date of the Wells Fargo Credit Agreement would be October 28, 2020 so long as (i) the Company's fixed charge coverage ratio for the 12 month period ended December 31, 2018 was at least 1.10 to 1.00 and (ii) a liquidity test, requiring that the Company have unrestricted cash on hand plus excess borrowing availability under the Wells Fargo Credit Agreement (on a pro-forma basis reflecting the Company’s repayment in full of its outstanding Senior Convertible Notes) in an amount that is greater than 20% of maximum credit amount under the facility, was met on February 1, 2019. If both financial tests were not satisfied on February 1, 2019, the Wells Fargo Credit Agreement would immediately mature and all amounts outstanding would become immediately due and payable in full. The Company satisfied the maturity test requirements on February 1, 2019, and therefore the maturity date of the Wells Fargo Credit Agreement is October 28, 2020.
Our equipment inventory turnover increased slightly to 1.8 times for the four quarters ended April 30, 2019 compared to 1.7 times for the four quarters ended April 30, 2018. The increase in equipment sales volume over the four quarter period ended April 30, 2019 as compared to the four quarter period ended April 30, 2018 was largely offset by an increase in our average equipment inventory over these time periods. Our equity in equipment inventory, which reflects the portion of our equipment inventory balance that is not financed by floorplan payables, decreased to 23.6% as of April 30, 2019 from 34.4% as of January 31, 2019. The decrease in our equity in equipment inventory is primarily due to the seasonal stocking of new equipment inventories during the three months ended April 30, 2019 and the higher level of floorplan financing available on such inventories, and borrowing on our floorplan lines of credit in anticipation of repaying the outstanding balance of our senior convertible notes on May 1, 2019.
Senior Convertible Notes
The Company's senior convertible notes matured on May 1, 2019. The Company repaid the outstanding principal balance of $45.6 million on the maturity date using available cash resources and available borrowing capacity under our various floorplan payable lines of credit.
Adequacy of Capital Resources
Our primary uses of cash have been to fund our operating activities, including the purchase of inventories and providing for other working capital needs, meeting our debt service requirements, making payments due under our various leasing arrangements, funding capital expenditures, including rental fleet assets, and repurchasing and repaying our outstanding senior convertible notes. Based on our current operational performance, we believe our cash flow from operations, available cash and available borrowing capacity under our existing credit facilities will adequately provide for our liquidity needs for, at a minimum, the next 12 months.
As of April 30, 2019, we were in compliance with the financial covenants under our credit agreements and we were not subject to the fixed charge coverage ratio covenant under the Wells Fargo Credit Agreement as our adjusted excess availability plus eligible cash collateral (as defined therein) was not less than 15% of the total amount of the credit facility as of April 30, 2019. While not expected to occur, if anticipated operating results create the likelihood of a future covenant violation, we would expect to work with our lenders on an appropriate modification or amendment to our financing arrangements.
Cash Flow
Cash Flow Provided By Operating Activities

Net cash provided by operating activities was $2.9 million for the first three months of fiscal 2020, compared to net cash used for operating activities of $27.0 million for the first three months of fiscal 2019. The change in net cash provided by or used for operating activities is primarily the result of seasonal inventory stocking and the mix of floorplan financing between manufacturer and non-manufacturer floorplan financing.
We evaluate our cash flow from operating activities net of all floorplan activity and maintaining a constant level of equity in our equipment inventory. Taking these adjustments into account, our adjusted cash flow used for operating activities was $37.4 million for the first three months of fiscal 2020 compared to $25.6 million for the first three months of fiscal 2019. The increase in adjusted cash flow used for operating activities for the first three months of fiscal 2020 is primarily the result of increased equipment inventory stock during the first three months of fiscal 2020 as compared to the same period last year. See the Adjusted Cash Flow Reconciliation below for a reconciliation of adjusted cash flow used for operating activities to the GAAP measure of cash flow used for operating activities.
Cash Flow Used For Investing Activities
Net cash used for investing activities was $8.0 million for the first three months of fiscal 2020, compared to $2.6 million for the first three months of fiscal 2019. The increase in cash used for investing activities was the result of cash used for our acquisition of ESB Agrartechnik and an increased level of property and equipment purchases, including rental fleet, for the first three months of fiscal 2020 compared to the same period last year.
Cash Flow Provided By Financing Activities
Net cash provided by financing activities was $11.8 million for the first three months of fiscal 2020 compared to $33.4 million for the first three months of fiscal 2019. For the first three months of fiscal 2020 and 2019, net cash provided by financing activities was the result of increased non-manufacturer floorplan payables associated with seasonal inventory stocking. During the first three months of fiscal 2019, we repaid all amounts outstanding under the working capital line of credit under our Wells Fargo Credit Agreement.
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
Our equity in equipment inventory decreased to 23.6% as of April 30, 2019 from 34.4% as of January 31, 2019, and decreased to 27.8% as of April 30, 2018 from 38.2% as of January 31, 2018.
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

	Net Cash Provided by (Used for) Operating Activities		Net Cash Provided by (Used for) Financing Activities
	Three Months Ended April 30, 2019	Three Months Ended April 30, 2018	Three Months Ended April 30, 2019	Three Months Ended April 30, 2018
	(in thousands)		(in thousands)
Cash Flow, As Reported	$2,852	$(27,026)	$11,775	$33,350
Adjustment for Non-Manufacturer Floorplan Net Payments	12,772	47,376	(12,772)	(47,376)
Adjustment for Constant Equity in Equipment Inventory	(52,996)	(45,998)	—	—
Adjusted Cash Flow	$(37,372)	$(25,648)	$(997)	$(14,026)

Certain Information Concerning Off-Balance Sheet Arrangements
As of April 30, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Forward-looking statements are contained in this Quarterly Report on Form 10-Q, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in our Annual Report on Form 10-K for the year ended January 31, 2019, and in other materials filed or to be filed by the Company with the Securities and Exchange Commission (and included in oral statements or other written statements made or to be made by the Company).
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
Interest Rate Risk
Exposure to changes in interest rates results from borrowing activities used to fund operations. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. We have both fixed and floating rate financing. Some of our floating rate credit facilities contain minimum rates of interest to be charged. Based upon our interest-bearing balances and interest rates as of April 30, 2019, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $1.4 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $1.4 million. At April 30, 2019, we had floorplan payables of $374.3 million, of which approximately $142.3 million was variable-rate floorplan payable and $232.0 million was non-interest bearing. In addition, at April 30, 2019, we had total long-term debt, including our senior convertible notes and finance lease obligations, of $78.4 million, all of which was fixed rate debt.
Foreign Currency Exchange Rate Risk
Our foreign currency exposures arise as the result of our foreign operations. We are exposed to transactional foreign currency exchange rate risk through our foreign entities’ holding assets and liabilities denominated in currencies other than their functional currency. In addition, the Company is exposed to foreign currency transaction risk as a result of certain intercompany financing transactions. The Company attempts to manage its transactional foreign currency exchange rate risk through the use of derivative financial instruments, primarily foreign exchange forward contracts, or through natural hedging instruments. Based upon balances and exchange rates as of April 30, 2019, holding other variables constant, we believe that a hypothetical 10% increase or decrease in all applicable foreign exchange rates would not have a material impact on our results of operations or cash flows. As of April 30, 2019, our Ukrainian subsidiary had $4.3 million of net monetary assets denominated in Ukrainian hryvnia ("UAH"). We have attempted to minimize our net monetary asset position in Ukraine through reducing overall asset levels in Ukraine and through borrowing in UAH which serves as a natural hedging instrument offsetting our net UAH denominated assets. At certain times, currency and payment controls imposed by the National Bank of Ukraine have limited our ability to manage our net monetary asset position. While the UAH has recently remained relatively stable, an escalation of political tensions or economic instability could lead to significant UAH devaluations, which could have a material impact on our results of operations and cash flows.
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
ITEM 4. CONTROLS AND PROCEDURES
(a)                                 Evaluation of disclosure controls and procedures. After evaluating the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer, with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective.
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
ITEM 1A.             RISK FACTORS
In addition to the other information set forth in this Quarterly Report, including the important information in “Forward-Looking Statements,” you should carefully consider the “Risk Factors” discussed in our Form 10-K for the fiscal year ended January 31, 2019, as filed with the Securities and Exchange Commission. Those factors, if they were to occur, could cause our actual results to differ materially from those expressed in our forward-looking statements in this report, and may materially adversely affect our financial condition or future results. Although we are not aware of any other factors, aside from those discussed in our Form 10-K, that we currently anticipate will cause our forward-looking statements to differ materially from our future actual results, or materially affect the Company’s financial condition or future results, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition and/or operating results.
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

101
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended April 30, 2019, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	June 6, 2019
TITAN MACHINERY INC.

		By	/s/ Mark Kalvoda
Mark Kalvoda
Chief Financial Officer
(Principal Financial Officer)