Form 10-Q
period 2019-07-31
Titan Machinery Inc.
filed 2019-09-05
CIK 1409171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

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

As of September 4, 2019, 22,353,839 shares of Common Stock, $0.00001 par value, of the registrant were outstanding.

TITAN MACHINERY INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. — FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

TITAN MACHINERY INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)

	July 31, 2019	January 31, 2019
Assets
Current Assets
Cash	$49,517	$56,745
Receivables, net of allowance for doubtful accounts	86,486	77,500
Inventories	629,246	491,091
Prepaid expenses and other	8,270	15,556
Total current assets	773,519	640,892
Noncurrent Assets
Property and equipment, net of accumulated depreciation	146,908	138,950
Operating lease assets	95,432	—
Deferred income taxes	3,173	3,010
Goodwill	1,649	1,161
Intangible assets, net of accumulated amortization	7,351	7,247
Other	1,164	1,178
Total noncurrent assets	255,677	151,546
Total Assets	$1,029,196	$792,438

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$18,928	$16,607
Floorplan payable	451,934	273,756
Senior convertible notes	—	45,249
Current maturities of long-term debt	3,306	2,067
Current operating lease liabilities	12,184	—
Deferred revenue	30,540	46,409
Accrued expenses and other	36,964	36,364
Total current liabilities	553,856	420,452
Long-Term Liabilities
Long-term debt, less current maturities	34,581	20,676
Operating lease liabilities	93,248	—
Deferred income taxes	4,492	4,955
Other long-term liabilities	7,060	11,044
Total long-term liabilities	139,381	36,675
Commitments and Contingencies
Stockholders' Equity
Common stock, par value $.00001 per share, 45,000 shares authorized; 22,354 shares issued and outstanding at July 31, 2019; 22,218 shares issued and outstanding at January 31, 2019	—	—
Additional paid-in-capital	249,228	248,423
Retained earnings	88,830	89,228
Accumulated other comprehensive loss	(2,099)	(2,340)
Total stockholders' equity	335,959	335,311
Total Liabilities and Stockholders' Equity	$1,029,196	$792,438
 See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Revenue
Equipment	$214,435	$203,626	$408,390	$371,396
Parts	59,202	55,451	111,140	102,313
Service	26,832	23,169	49,662	43,205
Rental and other	14,512	14,985	24,079	24,032
Total Revenue	314,981	297,231	593,271	540,946
Cost of Revenue
Equipment	190,707	181,181	363,861	330,404
Parts	41,732	39,349	78,546	72,588
Service	8,737	7,296	16,219	14,163
Rental and other	9,778	10,504	16,719	17,332
Total Cost of Revenue	250,954	238,330	475,345	434,487
Gross Profit	64,027	58,901	117,926	106,459
Operating Expenses	54,855	47,633	107,410	94,360
Impairment of Long-Lived Assets	—	156	135	156
Restructuring Costs	—	565	—	565
Income from Operations	9,172	10,547	10,381	11,378
Other Income (Expense)
Interest income and other income (expense)	620	1,462	1,414	1,846
Floorplan interest expense	(1,399)	(1,727)	(2,276)	(3,077)
Other interest expense	(966)	(2,490)	(2,607)	(4,520)
Income Before Income Taxes	7,427	7,792	6,912	5,627
Provision for Income Taxes	1,916	2,612	1,846	2,061
Net Income	$5,511	$5,180	$5,066	$3,566

Earnings per Share:
Basic	$0.25	$0.23	$0.23	$0.16
Diluted	$0.25	$0.23	$0.23	$0.16

Weighted Average Common Shares:
Basic	21,960	21,826	21,917	21,781
Diluted	21,964	21,831	21,922	21,788

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Net Income	$5,511	$5,180	$5,066	$3,566
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	1,012	(1,408)	241	(107)
Comprehensive Income	$6,523	$3,772	$5,307	$3,459

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares Outstanding	Amount
BALANCE, January 31, 2018	22,102	$—	$246,509	$77,046	$(1,700)	$321,855
Common stock issued on grant of restricted stock and exercise of stock options, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	(22)	—	(598)	—	—	(598)
Stock-based compensation expense	—	—	540	—	—	540
Net loss	—	—	—	(1,614)	—	(1,614)
Other comprehensive income	—	—	—	—	1,301	1,301
BALANCE, April 30, 2018	22,080	—	246,451	75,432	(399)	321,484
Common stock issued on grant of restricted stock and exercise of stock options, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	138	—	(11)	—	—	(11)
Stock-based compensation expense	—	—	709	—	—	709
Net income	—	—	—	5,180	—	5,180
Other comprehensive loss	—	—	—	—	(1,408)	(1,408)
BALANCE, July 31, 2018	22,218	$—	$247,149	$80,612	$(1,807)	$325,954

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares Outstanding	Amount
BALANCE, January 31, 2019	22,218	$—	$248,423	$89,228	$(2,340)	$335,311
Cumulative-effect adjustment of adopting ASC 842, Leases	—	—	—	(5,464)		(5,464)
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	(34)	—	(492)	—	—	(492)
Stock-based compensation expense	—	—	603	—	—	603
Net loss	—	—	—	(445)	—	(445)
Other comprehensive loss	—	—	—	—	(771)	(771)
BALANCE, April 30, 2019	22,184	—	248,534	83,319	(3,111)	328,742
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	170	—	—	—	—	—
Stock-based compensation expense	—	—	694	—	—	694
Net income	—	—	—	5,511	—	5,511
Other comprehensive income	—	—	—	—	1,012	1,012
BALANCE, July 31, 2019	22,354	$—	$249,228	$88,830	$(2,099)	$335,959

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended July 31,
	2019	2018
Operating Activities
Net income	$5,066	$3,566
Adjustments to reconcile net income to net cash used for operating activities
Depreciation and amortization	13,264	11,447
Impairment	135	156
Deferred income taxes	(251)	891
Stock-based compensation expense	1,297	1,249
Noncash interest expense	407	1,430
Noncash lease expense	6,198	—
Loss on repurchase of senior convertible notes	—	615
Other, net	(8)	837
Changes in assets and liabilities
Receivables, prepaid expenses and other assets	(2,149)	(16,117)
Inventories	(140,149)	(73,915)
Manufacturer floorplan payable	128,635	69,225
Accounts payable, deferred revenue, accrued expenses and other and other long-term liabilities	(12,362)	(13,471)
Operating lease liabilities	(6,386)	—
Net Cash Used for Operating Activities	(6,303)	(14,087)
Investing Activities
Rental fleet purchases	(9,249)	(3,145)
Property and equipment purchases (excluding rental fleet)	(3,101)	(2,609)
Proceeds from sale of property and equipment	670	614
Acquisition consideration, net of cash acquired	(2,972)	—
Other, net	14	(169)
Net Cash Used for Investing Activities	(14,638)	(5,309)
Financing Activities
Net change in non-manufacturer floorplan payable	49,937	50,422
Principal payments on senior convertible notes	(45,644)	(20,025)
Proceeds from long-term debt borrowings	11,786	—
Principal payments on long-term debt and finance leases	(1,940)	(14,062)
Other, net	(492)	(618)
Net Cash Provided by Financing Activities	13,647	15,717
Effect of Exchange Rate Changes on Cash	66	(44)
Net Change in Cash	(7,228)	(3,723)
Cash at Beginning of Period	56,745	53,396
Cash at End of Period	$49,517	$49,673
Supplemental Disclosures of Cash Flow Information
Cash paid during the period
Income taxes, net of refunds	$3,064	$1,145
Interest	$4,705	$5,442
Supplemental Disclosures of Noncash Investing and Financing Activities
Net property and equipment financed with long-term debt, finance leases, accounts payable and accrued liabilities	$6,133	$2,310
Net transfer of assets to (from) property and equipment from (to) inventories	$(2,995)	$2,715

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The quarterly operating results for Titan Machinery Inc. (the “Company”) are subject to fluctuation due to varying weather patterns, which may impact the timing and amount of equipment purchases, rentals, and after-sales parts and service purchases by the Company’s Agriculture, Construction and International customers. Therefore, operating results for the six-month period ended July 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2020. The information contained in the consolidated balance sheet as of January 31, 2019 was derived from the audited consolidated financial statements for the Company for the fiscal year then ended. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2019 as filed with the SEC.
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
Unadopted Accounting Guidance
In June 2016, the FASB issued a new standard, codified in ASC 326, that modifies how entities measure credit losses on most financial instruments. The new standard replaces the current "incurred loss" model with an "expected credit loss" model that requires consideration of a broader range of information to estimate expected credit losses over the lifetime of the asset. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, and will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align our credit loss methodology with the new standard. While we are currently evaluating the impact to our consolidated financial statements of adopting this guidance, we do not anticipate that the guidance will materially impact our consolidated financial statements.
In February 2018, the FASB issued guidance on the accounting for implementation costs incurred in a cloud computing arrangement that is a service contract, codified in ASC 350-40. This guidance aligns the accounting for costs incurred to implement a cloud computing arrangement that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, and may be applied using either a retrospective or prospective transition approach. We are currently evaluating the impact to our consolidated financial statements of adopting this guidance.
NOTE 2 - EARNINGS PER SHARE
The following table sets forth the calculation of basic and diluted EPS:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
	(in thousands, except per share data)
Numerator:
Net income	$5,511	$5,180	$5,066	$3,566
Allocation to participating securities	(82)	(80)	(76)	(57)
Net income attributable to Titan Machinery Inc. common stockholders	$5,429	$5,100	$4,990	$3,509
Denominator:
Basic weighted-average common shares outstanding	21,960	21,826	21,917	21,781
Plus: incremental shares from assumed exercises of stock options and vesting of restricted stock units	4	5	5	7
Diluted weighted-average common shares outstanding	21,964	21,831	21,922	21,788

Earnings Per Share:
Basic	$0.25	$0.23	$0.23	$0.16
Diluted	$0.25	$0.23	$0.23	$0.16

Anti-dilutive shares excluded from diluted weighted-average common shares outstanding:
Stock options and restricted stock units	—	53	—	53
Shares underlying senior convertible notes	—	1,057	—	1,057

NOTE 3 - REVENUE
Revenues are recognized when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration we expect to collect in exchange for those goods or services. Sales, value added and other taxes collected from our customers concurrent with our revenue activities are excluded from revenue.
The following tables present our revenue disaggregated by revenue source and segment:

	Three Months Ended July 31, 2019				Three Months Ended July 31, 2018
	Agriculture	Construction	International	Total	Agriculture	Construction	International	Total
	(in thousands)				(in thousands)
Equipment	$111,212	$51,396	$51,827	$214,435	$101,078	$46,226	$56,322	$203,626
Parts	35,054	13,066	11,082	59,202	33,290	12,441	9,720	55,451
Service	18,000	6,968	1,864	26,832	15,956	6,127	1,086	23,169
Other	793	820	130	1,743	725	1,083	74	1,882
Revenue from contracts with customers	165,059	72,250	64,903	302,212	151,049	65,877	67,202	284,128
Rental	633	11,789	347	12,769	828	11,644	631	13,103
Total revenues	$165,692	$84,039	$65,250	$314,981	$151,877	$77,521	$67,833	$297,231

	Six Months Ended July 31, 2019				Six Months Ended July 31, 2018
	Agriculture	Construction	International	Total	Agriculture	Construction	International	Total
	(in thousands)				(in thousands)
Equipment	$219,075	$94,442	$94,873	$408,390	$199,189	$82,265	$89,942	$371,396
Parts	65,029	25,770	20,341	111,140	62,521	23,914	15,878	102,313
Service	32,984	13,489	3,189	49,662	29,797	11,643	1,765	43,205
Other	1,412	1,413	152	2,977	1,270	1,795	108	3,173
Revenue from contracts with customers	318,500	135,114	118,555	572,169	292,777	119,617	107,693	520,087
Rental	964	19,668	470	21,102	1,054	18,949	856	20,859
Total revenues	$319,464	$154,782	$119,025	$593,271	$293,831	$138,566	$108,549	$540,946
Unbilled Receivables and Deferred Revenue
Unbilled receivables amounted to $16.7 million and $11.2 million as of July 31, 2019 and January 31, 2019. The increase in unbilled receivables is primarily the result of a seasonal increase in the volume of our service transactions in which we recognize revenue as our work is performed and prior to customer invoicing.
Deferred revenue from contracts with customers amounted to $29.3 million and $44.9 million as of July 31, 2019 and January 31, 2019. Our deferred revenue most often increases in the fourth quarter of each fiscal year due to a higher level of customer down payments or prepayments and longer time periods between customer payment and delivery of the equipment asset, and the related recognition of equipment revenue, prior to its seasonal use. During the six months ended July 31, 2019 and 2018, the Company recognized $41.2 million and $27.0 million, respectively, of revenue that was included in the deferred revenue balance as of January 31, 2019 and January 31, 2018, respectively. No material amount of revenue was recognized during the three or six months ended July 31, 2019 and 2018 from performance obligations satisfied in previous periods.
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

NOTE 4 - RECEIVABLES

	July 31, 2019	January 31, 2019
	(in thousands)
Trade and unbilled receivables from contracts with customers
Trade receivables due from customers	$41,556	$38,827
Trade receivables due from finance companies	16,188	10,265
Unbilled receivables	16,701	11,222
Trade and unbilled receivables from rental contracts
Trade receivables	7,967	6,386
Unbilled receivables	1,392	828
Other receivables
Due from manufacturers	6,254	12,950
Other	1,247	550
Total receivables	91,305	81,028
Less allowance for doubtful accounts	(4,819)	(3,528)
Receivables, net of allowance for doubtful accounts	$86,486	$77,500
The following table presents impairment losses on receivables arising from sales contracts with customers and receivables arising from rental contracts:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
	(in thousands)
Impairment losses on:
Receivables from sales contracts	$658	$177	$986	$330
Receivables from rental contracts	414	115	497	159
	$1,072	$292	$1,483	$489
NOTE 5 - INVENTORIES

	July 31, 2019	January 31, 2019
	(in thousands)
New equipment	$410,020	$258,081
Used equipment	137,171	158,951
Parts and attachments	80,088	72,760
Work in process	1,967	1,299
	$629,246	$491,091
NOTE 6 - PROPERTY AND EQUIPMENT

	July 31, 2019	January 31, 2019
	(in thousands)
Rental fleet equipment	$118,124	$111,164
Machinery and equipment	21,938	21,646
Vehicles	47,390	42,330
Furniture and fixtures	40,979	40,645
Land, buildings, and leasehold improvements	63,641	63,091
	292,072	278,876
Less accumulated depreciation	(145,164)	(139,926)
	$146,908	$138,950

As the result of a current period operating loss combined with historical losses and anticipated future operating losses of certain store locations, the Company recognized long-lived asset impairment charges of $0.1 million within its Construction segment during the three month period ended April 30, 2019 and $0.2 million within its International segment during the three month period ended July 31, 2018.
In March 2019, the Company completed an assessment of its Enterprise Resource Planning ("ERP") application, and concluded that the Company will begin the process to prepare for conversion to a new ERP application during the fiscal year ending January 31, 2020, with an anticipated implementation of the new ERP application during the first-half of the fiscal year ending January 31, 2021. Beginning in March 2019, the Company prospectively adjusted the useful life of its current ERP application such that it will be fully amortized upon its estimated replacement date. The net book value of the ERP asset of $8.7 million as of March 2019 will be amortized on a straight-line basis over the estimated remaining period of use. For the three and six months ended July 31, 2019, the Company recognized an additional $1.4 million and $2.3 million of amortization expense, which decreased operating income accordingly, decreased net income by approximately $1.1 million and $1.8 million, and decreased basic and diluted earnings per share by approximately $0.05 and $0.08, respectively.
NOTE 7 - FLOORPLAN PAYABLE/LINES OF CREDIT
As of July 31, 2019, the Company had floorplan lines of credit totaling $640.0 million, which is primarily comprised of three significant floorplan lines of credit: (i) a $400.0 million credit facility with CNH Industrial, (ii) a $140.0 million line of credit with a group of banks led by Wells Fargo Bank, National Association (the "Wells Fargo Credit Agreement"), and (iii) a $45.0 million credit facility with DLL Finance LLC.
As of July 31, 2019 and January 31, 2019, the Company's outstanding balances of floorplan payables and lines of credit consisted of the following:

	July 31, 2019	January 31, 2019
	(in thousands)
CNH Industrial	$262,370	$120,319
Wells Fargo Credit Agreement (floorplan payable line)	93,150	49,100
DLL Finance	26,134	13,432
Other outstanding balances with manufacturers and non-manufacturers	70,280	90,905
	$451,934	$273,756
As of July 31, 2019, the interest-bearing U.S. floorplan payables carried various interest rates ranging from 4.65% to 5.81%, compared to a range of 4.77% to 6.30% as of January 31, 2019. As of July 31, 2019, foreign floorplan payables carried various interest rates primarily ranging from 0.88% to 8.62%, compared to a range of 0.94% to 8.51% as of January 31, 2019. As of July 31, 2019 and January 31, 2019, $269.3 million and $151.7 million of outstanding floorplan payable were non-interest bearing. As of July 31, 2019, the Company had a compensating balance arrangement under one of its foreign floorplan credit facilities, which requires a minimum cash deposit to be maintained with the lender in the amount of $5.0 million for the term of the credit facility.
Wells Fargo Credit Agreement
The maturity date of the Wells Fargo Credit Agreement was previously contingent upon the results of a maturity test that was performed on February 1, 2019, a date that was three months prior to the scheduled maturity date of the Company's outstanding senior convertible notes. Pursuant to this test, the maturity date for the Wells Fargo Credit Agreement would be October 28, 2020 so long as (i) the Company's fixed charge coverage ratio for the 12 month period ended December 31, 2018 was at least 1.10 to 1.00 and (ii) a liquidity test, requiring that the Company have unrestricted cash on hand plus excess borrowing availability under the Wells Fargo Credit Agreement (on a pro-forma basis reflecting the Company’s repayment in full of its outstanding senior convertible notes) in an amount that was greater than 20% of maximum credit amount under the facility, was met on February 1, 2019. If both financial tests were not satisfied on February 1, 2019, the Wells Fargo Credit Agreement would immediately mature and all amounts outstanding would become immediately due and payable in full. The Company satisfied the maturity test requirements on February 1, 2019, and therefore the maturity date of the Wells Fargo Credit Agreement is October 28, 2020.
NOTE 8 - DEFERRED REVENUE

	July 31, 2019	January 31, 2019
	(in thousands)
Deferred revenue from contracts with customers	$29,328	$44,893
Deferred revenue from rental and other contracts	1,212	1,516
	$30,540	$46,409
NOTE 9 - SENIOR CONVERTIBLE NOTES
The Company's senior convertible notes matured, and the outstanding principal balance of $45.6 million was repaid in full, on May 1, 2019. The carrying value of outstanding senior convertible notes previously consisted of the following:

	July 31, 2019	January 31, 2019
	(in thousands except conversion rate and conversion price)
Principal value	$—	$45,644
Unamortized debt discount	—	(350)
Unamortized debt issuance costs	—	(45)
Carrying value of senior convertible notes	$—	$45,249

Carrying value of equity component, net of deferred taxes	$—	$14,923
The Company recognized interest expense associated with its senior convertible notes as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Cash Interest Expense
Coupon interest expense	$—	$546	$421	$1,151
Noncash Interest Expense
Amortization of debt discount	—	446	350	915
Amortization of transaction costs	—	59	45	123
	$—	$1,051	$816	$2,189
The effective interest rate of the liability component was equal to 7.3% for each of the periods presented.

NOTE 10 - LONG TERM DEBT

The following is a summary of long-term debt as of July 31, 2019 and January 31, 2019:

	July 31, 2019	January 31, 2019
	(in thousands)
Sale-leaseback financing obligations, interest rates ranging from 3.4% to 10.3% with various maturity dates through December 2030	$18,404	$19,010
Real estate mortgage bearing interest at 5.11%, payable in quarterly installments of $0.3 million, maturing on May 15, 2039, secured by real estate assets	6,826	—
Equipment financing loan, payable in monthly installments over a 72-month term for each funded tranche, bearing interest at 3.89%, secured by vehicle assets	4,926	—
Real estate mortgage bearing interest at 4.62%, payable in monthly installments of $0.04 million with a final payment at maturity of $3.4 million, maturing on June 10, 2024, secured by real estate assets	4,514	—
Real estate mortgage bearing interest at 2.09%, payable in monthly installments, maturing on June 30, 2026, secured by real estate assets	2,790	2,978
Other long-term debt primarily bearing interest at three-month EURIBOR plus 2.6%, payable in quarterly installments, maturing on January 31, 2021	427	755
	37,887	22,743
Less current maturities	(3,306)	(2,067)
	$34,581	$20,676
NOTE 11 - DERIVATIVE INSTRUMENTS
The Company holds derivative instruments for the purpose of minimizing exposure to fluctuations in foreign currency exchange rates to which the Company is exposed in the normal course of its operations.
The Company uses foreign currency forward contracts to hedge the effects of fluctuations in exchange rates on outstanding intercompany loans. The Company does not formally designate and document such derivative instruments as hedging instruments; however, the instruments are an effective economic hedge of the underlying foreign currency exposure. Both the gain or loss on the derivative instrument and the offsetting gain or loss on the underlying intercompany loan are recognized in earnings immediately, thereby eliminating or reducing the impact of foreign currency exchange rate fluctuations on net income. The Company's foreign currency forward contracts generally have three-month maturities, maturing on the last day of each fiscal quarter. The notional value of outstanding foreign currency contracts as of July 31, 2019 and January 31, 2019 was $3.4 million and $14.1 million.
As of July 31, 2019 and January 31, 2019, the fair value of the Company's outstanding derivative instruments was not material. Derivative instruments recognized as assets are recorded in prepaid expenses and other in the consolidated balance sheets, and derivative instruments recognized as liabilities are recorded in accrued expenses and other in the consolidated balance sheets.
The following table sets forth the gains and losses recognized in income from the the Company’s derivative instruments for the three and six months ended July 31, 2019 and 2018. Gains and losses are recognized in interest income and other income (expense) in the consolidated statements of operations:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
	(in thousands)
Foreign currency contracts	$166	$588	$368	$1,123

NOTE 12 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following is a summary of the changes in accumulated other comprehensive income (loss), by component, for the periods ended July 31, 2019 and July 31, 2018:

	Foreign Currency Translation Adjustment	Net Investment Hedging Gain	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, January 31, 2019	$(5,051)	$2,711	$(2,340)
Other comprehensive loss	(771)	—	(771)
Balance, April 30, 2019	(5,822)	2,711	(3,111)
Other comprehensive income	1,012	—	1,012
Balance, July 31, 2019	$(4,810)	$2,711	$(2,099)

	Foreign Currency Translation Adjustment	Net Investment Hedging Gain	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, January 31, 2018	$(4,411)	$2,711	$(1,700)
Other comprehensive income	1,301	—	1,301
Balance, April 30, 2018	(3,110)	2,711	(399)
Other comprehensive loss	(1,408)	—	(1,408)
Balance, July 31, 2018	$(4,518)	$2,711	$(1,807)

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

The components of lease expense were as follows:

	Classification	Three Months Ended July 31, 2019	Six Months Ended July 31, 2019
		(in thousands)
Finance lease cost:
Amortization of leased assets	Operating expenses	$331	$707
Interest on lease liabilities	Other interest expense	139	278
Operating lease cost	Operating expenses & rental and other cost of revenue	4,725	9,541
Short-term lease cost	Operating expenses	80	160
Variable lease cost	Operating expenses	715	1,335
Sublease income	Interest income and other income (expense)	(154)	(321)
		$5,836	$11,700
    Right-of-use lease assets and lease liabilities consist of the following:

	Classification	July 31, 2019
		(in thousands)
Assets
Operating lease assets	Operating lease assets	$95,432
Finance lease assets(a)	Property and equipment, net of accumulated depreciation	6,477
Total leased assets		$101,909
Liabilities
Current
Operating	Current operating lease liabilities	$12,184
Finance	Accrued expenses and other	1,607
Noncurrent
Operating	Operating lease liabilities	93,248
Finance	Other long-term liabilities	4,521
Total lease liabilities		$111,560

(a)Finance lease assets are recorded net of accumulated amortization of $0.8 million as of July 31, 2019.
Maturities of lease liabilities as of July 31, 2019 are as follows:

	Operating	Finance
	Leases	Leases	Total
Fiscal Year Ended January 31,	(in thousands)
2020 (remainder)	$9,264	$1,062	$10,326
2021	17,540	2,013	19,553
2022	16,722	1,689	18,411
2023	15,653	1,064	16,717
2024	14,746	371	15,117
2025	13,613	327	13,940
Thereafter	47,215	1,386	48,601
Total lease payments	134,753	7,912	142,665
Less: Interest	29,321	1,784	31,105
Present value of lease liabilities	$105,432	$6,128	$111,560

The weighted-average lease term and discount rate as of July 31, 2019 are as follows:

July 31, 2019
Weighted-average remaining lease term (years):
Operating leases	8.3
Financing leases	5.4
Weighted-average discount rate:
Operating leases	6.1%
Financing leases	10.0%
Other lease information is as follows:

Six Months Ended July 31, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,587
Operating cash flows from finance leases	278
Financing cash flows from finance leases	858
Operating lease assets obtained in exchange for new operating lease liabilities	1,073
Finance lease assets obtained in exchange for new finance lease liabilities	709
Minimum lease payments under operating and capital leases as determined under prior leasing guidance and as of January 31, 2019 were as follows:

	Operating	Capital
	Leases	Leases
Fiscal year ended January 31,	(in thousands)
2020	$20,117	$1,933
2021	18,786	1,831
2022	17,994	1,524
2023	17,117	882
2024	16,143	342
Thereafter	68,409	1,701
Total lease payments	$158,566	8,213
Less: Interest		1,804
Present value of capital lease liabilities		$6,409
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
Revenue generated from leasing activities is disclosed, by segment, in Note 3. The following is the balance of our dedicated rental fleet assets of our Construction segment as of July 31, 2019 and January 31, 2019:

	July 31, 2019	January 31, 2019
	(in thousands)
Rental fleet equipment	$118,124	$111,164
Less accumulated depreciation	49,728	50,399
	$68,396	$60,765
NOTE 14 - FAIR VALUE MEASUREMENTS
As of July 31, 2019 and January 31, 2019, the fair value of the Company's foreign currency contracts, which are either assets or liabilities measured at fair value on a recurring basis, was not material. These foreign currency contracts were valued using a discounted cash flow analysis, an income approach, utilizing readily observable market data as inputs, which is classified as a Level 2 fair value measurement.
The Company also valued certain long-lived assets at fair value on a non-recurring basis as of January 31, 2019 as part of its long-lived asset impairment testing. The estimated fair value of such assets $0.9 million. Fair value was estimated through an income approach incorporating both observable and unobservable inputs, and are deemed to be Level 3 fair value inputs. The most significant unobservable inputs include forecasted net cash generated from the use of the assets and the discount rate applied to such cash flows to arrive at a fair value estimate.
The Company also has financial instruments that are not recorded at fair value in the consolidated balance sheets, including cash, receivables, payables, long-term debt and senior convertible notes. The carrying amounts of these financial instruments approximated their fair values as of July 31, 2019 and January 31, 2019. Fair value of these financial instruments was estimated based on Level 2 fair value inputs.
NOTE 15 - INCOME TAXES
Our effective tax rate was 25.8% and 33.5% for the three months ended July 31, 2019 and 2018, and was 26.7% and 36.6% for the six months ended July 31, 2019 and 2018. Our effective tax rate differs from the domestic federal statutory tax rate due to the mix of domestic and foreign income or losses and the impact of the recognition of valuation allowances on our U.S. federal, state and certain of our foreign deferred tax assets, including net operating losses.
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
Certain financial information for each of the Company’s business segments is set forth below. All revenue amounts for the three and six months ended July 31, 218 shown below are presented on an as corrected basis following the correction of an immaterial error identified in previously issued financial statements. Refer to Note 19 for additional details.

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Revenue
Agriculture	$165,692	$151,877	$319,464	$293,831
Construction	84,039	77,521	154,782	138,566
International	65,250	67,833	119,025	108,549
Total	$314,981	$297,231	$593,271	$540,946

Income (Loss) Before Income Taxes
Agriculture	$6,177	$4,960	$8,053	$6,283
Construction	1,334	(30)	(888)	(2,927)
International	505	3,726	722	3,639
Segment income (loss) before income taxes	8,016	8,656	7,887	6,995
Shared Resources	(589)	(864)	(975)	(1,368)
Total	$7,427	$7,792	$6,912	$5,627

	July 31, 2019	January 31, 2019
	(in thousands)
Total Assets
Agriculture	$448,515	$316,224
Construction	287,814	227,261
International	226,324	170,187
Segment assets	962,653	713,672
Shared Resources	66,543	78,766
Total	$1,029,196	$792,438
NOTE 19 - IMMATERIAL RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS
As previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2019, the Company identified an immaterial error within its financial statements, including in the results for the three and six months ended July 31, 2018. The identified error was the result of incorrectly eliminating certain internal parts and service transactions. The adjustments to correct for this error reduce total revenue and cost of revenue by approximately 1.0% and impact the amounts of previously reported equipment, parts, service and rental and other revenue and cost of revenue amounts, but have no impact on total gross profit, operating or net income, earnings per share, or the consolidated balance sheets or statements of cash flows. Management of the Company has evaluated all relevant quantitative and qualitative factors and has concluded that the error is not material to the results of operations for the previously reported periods. The Company has restated its accompanying statement of operations to correct for this immaterial error for the three and six months ended July 31, 2018.

Included below is a summary of the previously reported amounts of revenue and cost of revenue, the impact of correcting for this immaterial error, and the as-corrected amounts for the three and six month periods ended July 31, 2018:

	Three Months Ended July 31, 2018			Six Months Ended July 31, 2018
	As Previously Reported	Corrections	As Corrected	As Previously Reported	Corrections	As Corrected
	(in thousands)
Revenue
Equipment	$192,721	$10,905	$203,626	$349,625	$21,771	$371,396
Parts	59,998	(4,547)	55,451	111,533	(9,220)	102,313
Service	31,271	(8,102)	23,169	58,627	(15,422)	43,205
Rental and other	15,901	(916)	14,985	25,784	(1,752)	24,032
Total Revenue	299,891	(2,660)	297,231	545,569	(4,623)	540,946
Cost of Revenue
Equipment	174,472	6,709	181,181	316,239	14,165	330,404
Parts	42,544	(3,195)	39,349	79,202	(6,614)	72,588
Service	11,432	(4,136)	7,296	22,634	(8,471)	14,163
Rental and other	12,542	(2,038)	10,504	21,035	(3,703)	17,332
Total Cost of Revenue	240,990	(2,660)	238,330	439,110	(4,623)	434,487
Gross Profit	$58,901	$—	$58,901	$106,459	$—	$106,459

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
Demand for agriculture equipment and, to a lesser extent, parts and service support, are impacted by agriculture commodity prices and net farm income. Based on U.S. Department of Agriculture publications, the most recent estimate of net farm income for calendar year 2018 indicated an approximate 8.0% increase as compared to calendar year 2017, and estimated an approximate 5.0% increase in net farm income for calendar year 2019, as compared to calendar year 2018.
For the second quarter of fiscal 2020, our net income was $5.5 million, or $0.25 per diluted share, compared to net income of $5.2 million, or $0.23 per diluted share, for the second quarter of fiscal 2019. Our adjusted diluted earnings per share was $0.31 for the second quarter of fiscal 2020, compared to $0.28 for the second quarter of fiscal 2019. See the Non-GAAP Financial Measures section below for a reconciliation of adjusted diluted earnings per share to diluted earnings per share, the most comparable GAAP measure. Significant factors impacting the quarterly comparisons were:

•
Revenue increased 6.0% in the second quarter of fiscal 2020, as compared to the second quarter last year. This revenue increase was the result of increased revenues within our Agriculture and Construction segments, but partially offset by decreased equipment revenue within our International segment.

•
Gross profit margin in the second quarter of fiscal 2020 improved to 20.3%, compared to 19.8% for the second quarter of fiscal 2019. The improvement in gross profit margin was primarily the result of a change in gross profit mix with more revenue generated by our higher margin service business in the second quarter of fiscal 2020, as compared to the second quarter last year.

•
Operating expenses increased $7.2 million, or 15.2%, in the second quarter of fiscal 2020, as compared to the second quarter last year. Operating expenses as a percentage of revenue increased from 16.0% in the second quarter of fiscal 2019 to 17.4% in the second quarter of fiscal 2020. The increase in operating expenses is primarily the result of our AGRAM acquisition in the third quarter of fiscal 2019, incremental costs associated with our ERP transition, and other costs required to support the higher business volumes experienced in the second quarter of fiscal 2020 as compared to last year.

•
Floorplan and other interest expense decreased a combined 43.9% in the second quarter of fiscal 2020, as compared to the second quarter last year, primarily due to a decrease in our level of interest-bearing inventory in the second quarter of fiscal 2020, and the repayment in full of our senior convertible notes in the second quarter of fiscal 2020.

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

ERP Transition
In March 2019, the Company completed an assessment of its Enterprise Resource Planning ("ERP") application and concluded that the Company will begin the process to prepare for conversion to a new ERP application during the fiscal year ending January 31, 2020, with an anticipated implementation of the new ERP application during the first-half of the fiscal year ending January 31, 2021. The new ERP application is expected to provide the latest data-driven and mobile-enabled sales and support tools to improve employee efficiency and deliver an enhanced customer experience. Beginning in March 2019, we prospectively adjusted the useful life of our current ERP application such that it will be fully amortized upon its estimated replacement date.
During the three and six months ended July 31, 2019, we recognized ERP transition costs, which include additional amortization expense of our current ERP application and external costs associated with implementing the new ERP application, of $1.7 million and $2.7 million, respectively. For the remainder of fiscal 2020, we expect to recognize incremental ERP transition costs of approximately $4.0 million.
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
All revenue and cost of revenue amounts for three and six months ended July 31, 2018 are presented on an as corrected basis after correcting for an immaterial error identified during the year ended January 31, 2019 in these previously issued financial statements. The correction of this immaterial error reduced total revenue and cost of revenue by approximately 1.0% and impacted the amounts of previously reported equipment, parts, service and rental and other revenue and cost of revenue, but had no impact on total gross profit, operating or net income, or earnings per-share. See Note 19 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information
Same-store sales for any period represent sales by stores that were part of the Company for the entire comparable periods in the current and preceding fiscal years. We do not distinguish between relocated or newly-expanded stores in this same-store analysis. Closed stores are excluded from the same-store analysis. Stores that do not meet the criteria for same-store classification are described as excluded stores throughout the Results of Operations section in this Quarterly Report on Form 10-Q.

Comparative financial data for each of our four sources of revenue are expressed below.

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
	(dollars in thousands)		(dollars in thousands)
Equipment
Revenue	$214,435	$203,626	$408,390	$371,396
Cost of revenue	190,707	181,181	363,861	330,404
Gross profit	$23,728	$22,445	$44,529	$40,992
Gross profit margin	11.1%	11.0%	10.9%	11.0%
Parts
Revenue	$59,202	$55,451	$111,140	$102,313
Cost of revenue	41,732	39,349	78,546	72,588
Gross profit	$17,470	$16,102	$32,594	$29,725
Gross profit margin	29.5%	29.0%	29.3%	29.1%
Service
Revenue	$26,832	$23,169	$49,662	$43,205
Cost of revenue	8,737	7,296	16,219	14,163
Gross profit	$18,095	$15,873	$33,443	$29,042
Gross profit margin	67.4%	68.5%	67.3%	67.2%
Rental and other
Revenue	$14,512	$14,985	$24,079	$24,032
Cost of revenue	9,778	10,504	16,719	17,332
Gross profit	$4,734	$4,481	$7,360	$6,700
Gross profit margin	32.6%	29.9%	30.6%	27.9%
The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Revenue
Equipment	68.1%	68.5%	68.8%	68.7%
Parts	18.8%	18.7%	18.7%	18.9%
Service	8.5%	7.8%	8.4%	8.0%
Rental and other	4.6%	5.0%	4.1%	4.4%
Total Revenue	100.0%	100.0%	100.0%	100.0%
Total Cost of Revenue	79.7%	80.2%	80.1%	80.3%
Gross Profit Margin	20.3%	19.8%	19.9%	19.7%
Operating Expenses	17.4%	16.0%	18.1%	17.4%
Impairment of Intangible and Long-Lived Assets	—%	0.1%	—%	—%
Restructuring Costs	—%	0.2%	—%	0.1%
Income from Operations	2.9%	3.5%	1.7%	2.1%
Other Income (Expense)	(0.6)%	(0.9)%	(0.6)%	(1.1)%
Income Before Income Taxes	2.4%	2.6%	1.2%	1.0%
Provision for Income Taxes	0.6%	0.9%	0.3%	0.4%
Net Income	1.7%	1.7%	0.9%	0.7%

Three Months Ended July 31, 2019 Compared to Three Months Ended July 31, 2018
Consolidated Results
Revenue

	Three Months Ended July 31,		Increase/	Percent
	2019	2018	(Decrease)	Change
	(dollars in thousands)
Equipment	$214,435	$203,626	$10,809	5.3%
Parts	59,202	55,451	3,751	6.8%
Service	26,832	23,169	3,663	15.8%
Rental and other	14,512	14,985	(473)	(3.2)%
Total Revenue	$314,981	$297,231	$17,750	6.0%

The increase in revenue for the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019 was the result of increased revenues within our Agriculture and Construction segments, including revenue increases from our equipment, parts and service businesses. Partially offsetting these increases was a decrease in equipment revenue within our International segment. Company-wide same-store sales increased 2.3% in the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019. Revenue was also positively impacted by our AGRAM acquisition completed in the third quarter of fiscal 2019.
Gross Profit

	Three Months Ended July 31,		Increase/	Percent
	2019	2018	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$23,728	$22,445	$1,283	5.7%
Parts	17,470	16,102	1,368	8.5%
Service	18,095	15,873	2,222	14.0%
Rental and other	4,734	4,481	253	5.6%
Total Gross Profit	$64,027	$58,901	$5,126	8.7%
Gross Profit Margin
Equipment	11.1%	11.0%	0.1%	0.9%
Parts	29.5%	29.0%	0.5%	1.7%
Service	67.4%	68.5%	(1.1)%	(1.6)%
Rental and other	32.6%	29.9%	2.7%	9.0%
Total Gross Profit Margin	20.3%	19.8%	0.5%	2.5%
Gross Profit Mix
Equipment	37.1%	38.1%	(1.0)%	(2.6)%
Parts	27.3%	27.3%	—%	—%
Service	28.3%	27.0%	1.3%	4.8%
Rental and other	7.3%	7.6%	(0.3)%	(3.9)%
Total Gross Profit Mix	100.0%	100.0%

Gross profit for the second quarter of fiscal 2020 increased 8.7% as compared to the same period last year. Gross profit margin improved to 20.3% for the second quarter of fiscal 2020 compared to 19.8% for the second quarter of fiscal 2019. The increase in gross profit was primarily the result of increased revenue. The improvement in gross profit margin was primarily the result of a change in gross profit mix resulting from a higher percentage of revenue generated by our higher margin service business. An improvement in rental and other gross profit margin also contributed to the gross profit margin improvement.
Our company-wide absorption rate decreased to 77.1% for the second quarter of fiscal 2020 compared to 79.0% during the same period last year as the increase in gross profit from parts, service, and rental and other in the second quarter of fiscal

2020 was more than offset by an increase in operating expenses during the period. Our absorption rate for the second quarter of fiscal 2020 was also negatively impacted by ERP transition costs recognized during the period.
Operating Expenses

	Three Months Ended July 31,		Increase/	Percent
	2019	2018	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$54,855	$47,633	$7,222	(15.2)%
Operating Expenses as a Percentage of Revenue	17.4%	16.0%	1.4%	(8.7)%
Our operating expenses in the second quarter of fiscal 2020 increased $7.2 million, as compared to the second quarter of fiscal 2019, as a result of increased International segment operating expenses resulting from our AGRAM acquisition, ERP transition costs incurred in the second quarter of fiscal 2020, and increased other costs required to support the higher business volumes in our Agriculture and Construction segments. Operating expenses as a percentage of revenue increased to 17.4% in the second quarter of fiscal 2020 from 16.0% in the second quarter of fiscal 2019. The increase in operating expenses as a percentage of total revenue was primarily due to ERP transition costs recognized in the second quarter of fiscal 2020 and the decrease in International equipment revenue in the second quarter of fiscal 2020, as compared to the second quarter of fiscal 2019, which negatively affected our ability to leverage our fixed operating costs within this segment.
Impairment Charges

	Three Months Ended July 31,		Increase/	Percent
	2019	2018	(Decrease)	Change
	(dollars in thousands)
Impairment of Long-Lived Assets	$—	$156	$(156)	100.0%
Restructuring Costs	—	565	(565)	100.0%
We recognized $0.2 million of impairment charges on certain long-lived assets in the second quarter of fiscal 2019. No impairment charges were recognized in the second quarter of fiscal 2020. Restructuring costs of $0.6 million were recognized in the second quarter of fiscal 2019, and arose from the Company's revised assumptions, based on changes in circumstances, for previously recognized cease-use lease liabilities. No restructuring costs were recognized in the second quarter of fiscal 2020.
Other Income (Expense)

	Three Months Ended July 31,		Increase/	Percent
	2019	2018	(Decrease)	Change
	(dollars in thousands)
Interest income and other income (expense)	$620	$1,462	$(842)	(57.6)%
Floorplan interest expense	(1,399)	(1,727)	(328)	19.0%
Other interest expense	(966)	(2,490)	(1,524)	61.2%
Floorplan interest expense decreased in the second quarter of fiscal 2020 as compared to the second quarter of fiscal 2019 primarily as a result of lower levels of interest-bearing inventory in the second quarter of fiscal 2020. The decrease in other interest expense in the second quarter of fiscal 2020, as compared to the second quarter of fiscal 2019, is primarily the result of decreased interest expense on our senior convertible notes in the second quarter of fiscal 2020 following our repayment in full of the outstanding balance on May 1, 2019. In addition, other interest expense for the second quarter of fiscal 2019 includes a $0.6 million loss recognized on the repurchase of a portion of our senior convertible notes during that period. The decrease in interest income and other income (expense) in the second quarter of fiscal 2020 as compared to the second quarter of fiscal 2019 is primarily the result of differences in foreign currency gains recognized during the periods, with a strengthening U.S. dollar in the second quarter of fiscal 2019 creating foreign currency gains during that period.

Provision for Income Taxes

	Three Months Ended July 31,		Increase/	Percent
	2019	2018	(Decrease)	Change
	(dollars in thousands)
Provision for Income Taxes	$1,916	$2,612	$(696)	26.6%

Our effective tax rate was 25.8% for the second quarter of fiscal 2020 and 33.5% for the second quarter of fiscal 2019. Our effective tax rate is impacted by the mix of income or losses in our domestic and international jurisdictions as well as the impact of recognizing valuation allowances on our deferred tax assets, including net operating losses. The decrease in our effective tax rate for the second quarter of fiscal 2020, as compared to the second quarter of fiscal 2019, was primarily the result of the mix of income amongst our tax jurisdictions.
Segment Results
Certain financial information for our Agriculture, Construction and International business segments is set forth below. “Shared Resources” in the table below refers to the various unallocated income/(expense) items that we have retained at the general corporate level. Revenue between segments is immaterial.

	Three Months Ended July 31,		Increase/	Percent
	2019	2018	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$165,692	$151,877	$13,815	9.1%
Construction	84,039	77,521	6,518	8.4%
International	65,250	67,833	(2,583)	(3.8)%
Total	$314,981	$297,231	$17,750	6.0%

Income Before Income Taxes
Agriculture	$6,177	$4,960	$1,217	24.5%
Construction	1,334	(30)	1,364	n/m
International	505	3,726	(3,221)	(86.4)%
Segment income (loss) before income taxes	8,016	8,656	(640)	(7.4)%
Shared Resources	(589)	(864)	275	31.8%
Total	$7,427	$7,792	$(365)	(4.7)%
Agriculture
Agriculture segment revenue for the second quarter of fiscal 2020 increased 9.1% compared to the second quarter of fiscal 2019, all of which was due to a same-store sales increase. The revenue increase was the result of increased equipment revenue arising from customer replacement demand despite the aforementioned difficult industry conditions, plus increases in parts and service revenues.
Agriculture segment income before income taxes was $6.2 million for the second quarter of fiscal 2020 compared to $5.0 million for the second quarter of fiscal 2019. The improvement in segment results was primarily the result of increased revenue but partially offset by increased operating expenses required to support increased volumes within this segment.
Construction
Construction segment revenue for the second quarter of fiscal 2020 increased 8.4% compared to the second quarter of fiscal 2019. The increase in revenue, all of which was due to a same-store sales increase, was the result of increased revenue from our equipment, parts and service businesses. Rental and other revenue within our Construction segment decreased slightly in the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019.
Our Construction segment income before income taxes was $1.3 million for the second quarter of fiscal 2020 compared to break-even in the second quarter of fiscal 2019. The improvement in segment results was primarily due to increased revenue and improved gross profit margins, but partially offset by increased operating expenses required to support increased volumes within this segment. The dollar utilization of our rental fleet increased from 25.2% in the second quarter of fiscal 2019 to 25.5% in the second quarter of fiscal 2020.
International
International segment revenue for the second quarter of fiscal 2020 decreased 3.8% compared to the second quarter of fiscal 2019. The decrease in segment revenue was the result of a same-store sales decrease of 19.8%, but partially offset by the incremental revenue from our AGRAM acquisition completed in the third quarter of fiscal 2019. The decrease in same-store sales was primarily the result of decreased equipment revenue resulting from challenging industry conditions in certain of our markets reducing industry volumes in those markets.
Our International segment income before income taxes was $0.5 million for the second quarter of fiscal 2020 compared to $3.7 million for the same period last year. The decrease in segment results was primarily the result of decreased equipment revenue and the resulting negative impact on our ability to leverage our fixed operating costs within this segment. In addition, the second quarter of fiscal 2019 also benefited from foreign currency gains resulting from a strengthening U.S. dollar.
Shared Resources/Eliminations
We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate most of these net expenses to our segments. Since these allocations are set early in the year, and a portion is planned to be unallocated, unallocated balances may occur. Shared Resources loss before income taxes was $0.6 million for the second quarter of fiscal 2020 compared to $0.9 million for the same period last year.
Six Months Ended July 31, 2019 Compared to Six Months Ended July 31, 2018
Consolidated Results
Revenue

	Six Months Ended July 31,		Increase/	Percent
	2019	2018	(Decrease)	Change
	(dollars in thousands)
Equipment	$408,390	$371,396	$36,994	10.0%
Parts	111,140	102,313	8,827	8.6%
Service	49,662	43,205	6,457	14.9%
Rental and other	24,079	24,032	47	0.2%
Total Revenue	$593,271	$540,946	$52,325	9.7%
The increase in revenue for the first six months of fiscal 2020 compared to the first six months of fiscal 2019 was the result of increased revenue from all revenue sources and across all segments. Same-store sales increased 6.3% over the comparable prior year period resulting from increased revenues within our Agriculture and Construction segment, but partially offset by a same-store sales decrease within our International segment. Our total revenue increase was also positively impacted by our AGRAM acquisition.

Gross Profit

	Six Months Ended July 31,		Increase/	Percent
	2019	2018	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$44,529	$40,992	$3,537	8.6%
Parts	32,594	29,725	2,869	9.7%
Service	33,443	29,042	4,401	15.2%
Rental and other	7,360	6,700	661	9.9%
Total Gross Profit	$117,926	$106,459	$11,468	10.8%
Gross Profit Margin
Equipment	10.9%	11.0%	(0.1)%	(0.9)%
Parts	29.3%	29.1%	0.2%	0.7%
Service	67.3%	67.2%	0.1%	0.1%
Rental and other	30.6%	27.9%	2.7%	9.7%
Total Gross Profit Margin	19.9%	19.7%	0.2%	1.0%
Gross Profit Mix
Equipment	37.8%	38.5%	(0.7)%	(1.8)%
Parts	27.6%	27.9%	(0.3)%	(1.1)%
Service	28.4%	27.3%	1.1%	4.0%
Rental and other	6.2%	6.3%	(0.1)%	(1.6)%
Total Gross Profit Mix	100.0%	100.0%

The $11.5 million increase in gross profit for the first six months of fiscal 2020, as compared to the same period last year, was primarily due to higher revenue for the first six months of fiscal 2020 and improved gross profit margins, from 19.7% for the first six months of fiscal 2019 to 19.9% for the first six months of fiscal 2020. The improvement in gross profit margin was primarily the result of a change in gross profit mix resulting from a higher percentage of revenue generated by our higher margin service business. An improvement in rental and other gross profit margin also contributed to the gross profit margin improvement.
Our company-wide absorption for the first six months of fiscal 2020 decreased slightly to 72.6% as compared to 72.7% during the same period last year. Our absorption rate for the first six months of fiscal 2020 was negatively impacted by ERP transition costs recognized during the period.
Operating Expenses

	Six Months Ended July 31,		Increase/	Percent
	2019	2018	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$107,410	$94,360	$13,050	(13.8)%
Operating Expenses as a Percentage of Revenue	18.1%	17.4%	0.7%	(4.0)%
Our operating expenses for the first six months of fiscal 2020 increased $13.1 million as compared to the first six months of fiscal 2019 primarily as a result of increased International segment operating expenses resulting from our AGRAM acquisition, ERP transition costs incurred in the first six months of fiscal 2020, and increased other costs required to support higher business volumes in our Agriculture and Construction segments. Operating expenses as a percentage of revenue increased to 18.1% in the first six months of fiscal 2020 from 17.4% in the first six months of fiscal 2019. The increase in operating expenses as a percentage of total revenue was primarily due to ERP transition costs recognized in the first six months of fiscal 2020 and the decrease in International equipment revenue in the first six months of fiscal 2020, which negatively affected our ability to leverage our fixed operating costs within this segment.

Restructuring Costs

	Six Months Ended July 31,		Increase/	Percent
	2019	2018	Decrease	Change
	(dollars in thousands)
Impairment of Long-Lived Assets	$135	$156	$(21)	13.0%
Restructuring Costs	—	565	(565)	100.0%
We recognized $0.1 million and $0.2 million of impairment charges on certain long-lived assets during first six months of fiscal 2020 and 2019. Restructuring costs of $0.6 million were recognized during the first six months of fiscal 2019 related to the Company's revised assumptions, based on changes in circumstances, for our cease-use lease liabilities associated with certain of our previously closed stores.
Other Income (Expense)

	Six Months Ended July 31,		Increase/	Percent
	2019	2018	(Decrease)	Change
	(dollars in thousands)
Interest income and other income (expense)	$1,414	$1,846	$(432)	(23.4)%
Floorplan interest expense	(2,276)	(3,077)	(801)	26.0%
Other interest expense	(2,607)	(4,520)	(1,913)	42.3%

The decrease in floorplan interest expense for the first six months of fiscal 2020, as compared to the same period last year, was primarily due to a decrease in our interest-bearing inventory in the first six months of fiscal 2020. Interest expense associated with our senior convertible notes, which is reflected in other interest expense, decreased $1.1 million for the first six months of fiscal 2020, as compared to the same period last year, due to interest expense savings resulting from our partial repurchase of senior convertible notes during the first six months of 2019 and the repayment of the remaining outstanding principal balance on the maturity date of May 1, 2019. In addition, other interest expense for the first six months of fiscal 2019 includes a $0.6 million loss recognized on the senior convertible notes repurchased during the period. The decrease in interest income and other income (expense) for the first six months of fiscal 2020, as compared to the same period last year, was primarily the result of differences in foreign currency gains recognized during the periods, with a strengthening U.S. dollar in the first six months of fiscal 2019 creating foreign currency gains during that period.
Provision for (Benefit from) Income Taxes

	Six Months Ended July 31,		Increase/	Percent
	2019	2018	Decrease	Change
	(dollars in thousands)
Provision for (Benefit from) Income Taxes	$1,846	$2,061	$(215)	10.4%

Our effective tax rate was 26.7% for the first six months of fiscal 2020 and 36.6% for the same period last year. Our effective tax rate is impacted by the mix of income or losses in our domestic and international jurisdictions as well as the impact of recognizing valuation allowances on our deferred tax assets, including net operating losses. The decrease in our effective tax rate for the first six months of fiscal 2020, as compared to the same period last year, was primarily the result of the mix of income amongst our tax jurisdictions.
Segment Results
Certain financial information for our Agriculture, Construction and International business segments is set forth below. “Shared Resources” in the table below refers to the various unallocated income/(expense) items that we have retained at the general corporate level. Revenue between segments is immaterial.

	Six Months Ended July 31,		Increase/	Percent
	2019	2018	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$319,464	$293,831	$25,633	8.7%
Construction	154,782	138,566	16,216	11.7%
International	119,025	108,549	10,476	9.7%
Total	$593,271	$540,946	$52,325	9.7%

Income Before Income Taxes
Agriculture	$8,053	$6,283	$1,770	28.2%
Construction	(888)	(2,927)	2,039	69.7%
International	722	3,639	(2,917)	(80.2)%
Segment income (loss) before income taxes	7,887	6,995	892	12.8%
Shared Resources	(975)	(1,368)	393	28.7%
Total	$6,912	$5,627	$1,285	22.8%
Agriculture
Agriculture segment revenue for the first six months of fiscal 2020 increased 8.7% compared to the same period last year, all of which was due to a same-store sales increase. The revenue increase was the result of increased equipment revenue arising from customer replacement demand despite the aforementioned difficult industry conditions, plus increases in parts and service revenues.
Agriculture segment income before income taxes was $8.1 million for the first six months of fiscal 2020 compared to $6.3 million over the first six months of fiscal 2019. The improvement in segment results was largely the result of increased revenue, but partially offset by increased operating expenses required to support increased volumes within this segment.
Construction
Construction segment revenue for the first six months of fiscal 2020 increased 11.7% compared to the same period last year, all of which was due to a same-store sales increase, and arose from increased revenue from all sources, equipment, parts, service, and rental and other.
Our Construction segment loss before income taxes was $0.9 million for the first six months of fiscal 2020 compared to $2.9 million for the first six months of fiscal 2019. The improvement in segment results was primarily due to increased revenue and improved gross profit margins, but partially offset by increased operating expenses required to support increased activity within this segment. The dollar utilization of our rental fleet increased from 21.7% in the first six months of fiscal 2019 to 23.0% in the first six months of fiscal 2020.
International
International segment revenue for the first six months of fiscal 2020 increased 9.7% compared to the same period last year primarily due to our AGRAM acquisition that was completed early in the third quarter of fiscal 2020. Partially offsetting the impact of our AGRAM acquisition is a same-store sales decrease of 7.3% in the first six months of fiscal 2020 compared to the same period last year due to decreased equipment revenue resulting from challenging industry conditions in certain of our markets.
Our International segment income before income taxes was $0.7 million for the first six months of fiscal 2020 compared to $3.6 million for the same period last year. The decrease in segment results was primarily the result of decreased equipment revenue and the resulting negative impact on our ability to leverage our fixed operating costs within this segment. In addition, the first six months of fiscal 2019 also benefited from foreign currency gains resulting from a strengthening U.S. dollar.

Shared Resources/Eliminations
We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate most of these net expenses to our segments. Since these allocations are set early in the year, and a portion is planned to be unallocated, unallocated balances may occur. Shared Resources loss before income taxes was $1.0 million for the first six months of fiscal 2020 compared to loss before income taxes of $1.4 million for the same period last year.
Non-GAAP Financial Measures
To supplement net income and diluted earnings per share ("Diluted EPS"), both GAAP measures, we present adjusted net income and adjusted Diluted EPS, both non-GAAP measures, which include adjustments for ERP transition costs, losses on repurchases of senior convertible notes, and restructuring and impairment charges. We believe that the presentation of adjusted net income and adjusted Diluted EPS is relevant and useful to our management and investors because it provides a measurement of earnings on activities that we consider to occur in the ordinary course of our business. Adjusted net income and adjusted Diluted EPS should be evaluated in addition to, and not considered a substitute for, or superior to, the most comparable GAAP measure. In addition, other companies may calculate these non-GAAP measures in a different manner, which may hinder comparability of our adjusted results with those of other companies.
The following tables reconcile (i) net income, a GAAP measure, to adjusted net income and (ii) Diluted EPS, a GAAP measure, to adjusted Diluted EPS:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
	(dollars in thousands, except per share data)
Adjusted Net Income
Net Income	$5,511	$5,180	$5,066	$3,566
Adjustments
ERP transition costs	1,701	—	2,716	—
Loss on repurchase of senior convertible notes	—	615	—	615
Restructuring and impairment charges	—	721	135	721
Total Pre-Tax Adjustments	1,701	1,336	2,851	1,336
Less: Tax Effect of Adjustments (1)	357	248	599	248
Total Adjustments	1,344	1,088	2,252	1,088
Adjusted Net Income	$6,855	$6,268	$7,318	$4,654

Adjusted Diluted EPS
Diluted EPS	$0.25	$0.23	$0.23	$0.16
Adjustments (2)
ERP transition costs	0.08	—	0.13	—
Loss on repurchase of senior convertible notes	—	0.03	—	0.03
Restructuring and impairment charges	—	0.03	—	0.03
Total Pre-Tax Adjustments	0.08	0.06	0.13	0.06
Less: Tax Effect of Adjustments (1)	0.02	0.01	0.03	0.01
Total Adjustments	0.06	0.05	0.10	0.05
Adjusted Diluted EPS	$0.31	$0.28	$0.33	$0.21

(1) The tax effect of U.S. related adjustments was calculated using a 21% tax rate, determined based on a 21% federal statutory rate and no impact for state taxes given our valuation allowance against state deferred tax assets. No tax effect was recognized for foreign related items as all adjustments occurred in a foreign jurisdiction that has a full valuation allowance on its deferred tax assets.

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
Equipment Inventory and Floorplan Payable Credit Facilities
As of July 31, 2019, the Company had floorplan payable lines of credit for equipment purchases totaling $640.0 million, which is primarily comprised of a $400.0 million credit facility with CNH Industrial, a $140.0 million floorplan payable line under the Wells Fargo Credit Agreement, and a $45.0 million credit facility with DLL Finance.
The maturity date of our Wells Fargo Credit Agreement was previously contingent upon the results of a maturity test that was performed on February 1, 2019. Pursuant to this test, the maturity date of the Wells Fargo Credit Agreement would be October 28, 2020 so long as (i) the Company's fixed charge coverage ratio for the 12 month period ended December 31, 2018 was at least 1.10 to 1.00 and (ii) a liquidity test, requiring that the Company have unrestricted cash on hand plus excess borrowing availability under the Wells Fargo Credit Agreement (on a pro-forma basis reflecting the Company’s repayment in full of its outstanding Senior Convertible Notes) in an amount that was greater than 20% of maximum credit amount under the facility, was met on February 1, 2019. If both financial tests were not satisfied on February 1, 2019, the Wells Fargo Credit Agreement would immediately mature and all amounts outstanding would become immediately due and payable in full. The Company satisfied the maturity test requirements on February 1, 2019, and therefore the maturity date of the Wells Fargo Credit Agreement is October 28, 2020.
Our equipment inventory turnover remained 1.7 times for the four quarter period ended July 31, 2019 as it was for the four quarter period ended July 31, 2018. The increase in equipment sales volume over the four quarter period ended July 31, 2019 as compared to the four quarter period ended July 31, 2018 was largely offset by an increase in our average equipment inventory over these time periods. Our equity in equipment inventory, which reflects the portion of our equipment inventory balance that is not financed by floorplan payables, decreased to 17.4% as of July 31, 2019 from 34.4% as of January 31, 2019. The decrease in our equity in equipment inventory is primarily due to the seasonal stocking of new equipment inventories during the six months ended July 31, 2019 and the higher level of floorplan financing available on such inventories, and increased borrowing on our floorplan lines of credit following the repayment of our outstanding senior convertible notes on May 1, 2019.
Senior Convertible Notes
The Company's senior convertible notes matured on May 1, 2019. The Company repaid the outstanding principal balance of $45.6 million on the maturity date using available cash resources and available borrowing capacity under our various floorplan payable lines of credit.
Long-Term Debt
The Company finalized two real estate mortgage financing arrangements during the six month period ended July 31, 2019. The financing arrangements, with an aggregate outstanding balance as of July 31, 2019 of approximately $11.0 million, require monthly or quarterly installment payments, which in the aggregate amount to approximately $0.5 million quarterly, with one arrangement requiring a final payment at maturity in June 2024 of $3.4 million. The financing arrangements are secured by real estate assets.
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
As of July 31, 2019, we were in compliance with the financial covenants under our CNH Industrial and DLL Finance credit agreements and we were not subject to the fixed charge coverage ratio covenant under the Wells Fargo Credit Agreement as our adjusted excess availability plus eligible cash collateral (as defined therein) was not less than 15% of the total amount of the credit facility as of July 31, 2019. While not expected to occur, if anticipated operating results create the likelihood of a future covenant violation, we would expect to work with our lenders on an appropriate modification or amendment to our financing arrangements.
Cash Flow
Cash Flow Provided By Operating Activities
Net cash used for operating activities was $6.3 million for the first six months of fiscal 2020, compared to $14.1 million for the first six months of fiscal 2019. The change in net cash used for operating activities is primarily the result of seasonal inventory stocking and the mix of floorplan financing between manufacturer and non-manufacturer floorplan financing and other working capital requirements.
We evaluate our cash flow from operating activities net of all floorplan activity and maintaining a constant level of equity in our equipment inventory. Taking these adjustments into account, our adjusted cash flow used for operating activities was $49.3 million for the first six months of fiscal 2020 compared to $36.5 million for the first six months of fiscal 2019. The increase in adjusted cash flow used for operating activities for the first six months of fiscal 2020 is primarily the result of increased equipment inventory stocking during the first six months of fiscal 2020 as compared to the same period last year. See the Adjusted Cash Flow Reconciliation below for a reconciliation of adjusted cash flow used for operating activities to the GAAP measure of cash flow used for operating activities.
Cash Flow Used For Investing Activities
Net cash used for investing activities was $14.6 million for the first six months of fiscal 2020, compared to $5.3 million for the first six months of fiscal 2019. The increase in cash used for investing activities was the result of cash used for our acquisition of ESB Agrartechnik and an increased level of property and equipment purchases, including rental fleet, for the first six months of fiscal 2020 compared to the same period last year.
Cash Flow Provided By Financing Activities
Net cash provided by financing activities was $13.6 million for the first six months of fiscal 2020 compared to $15.7 million for the first six months of fiscal 2019. For both periods, net cash provided by financing activities was impacted by increased non-manufacturer floorplan payables associated with seasonal inventory stocking, repurchasing or repaying our senior convertible notes and repaying other long-term debt obligations. In addition, during the first six months of fiscal 2020, net cash provided by financing activities was impacted by borrowings under new real estate financing arrangements.
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
Our equity in equipment inventory decreased to 17.4% as of July 31, 2019 from 34.4% as of January 31, 2019, and decreased to 22.8% as of July 31, 2018 from 38.2% as of January 31, 2018.
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

	Net Cash Provided by (Used for) Operating Activities		Net Cash Provided by (Used for) Financing Activities
	Six Months Ended July 31, 2019	Six Months Ended July 31, 2018	Six Months Ended July 31, 2019	Six Months Ended July 31, 2018
	(in thousands)		(in thousands)
Cash Flow, As Reported	$(6,303)	$(14,087)	$13,647	$15,717
Adjustment for Non-Manufacturer Floorplan	49,937	50,422	(49,937)	(50,422)
Adjustment for Constant Equity in Equipment Inventory	(92,977)	(72,833)	—	—
Adjusted Cash Flow	$(49,343)	$(36,498)	$(36,290)	$(34,705)
Certain Information Concerning Off-Balance Sheet Arrangements
As of July 31, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
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
Interest Rate Risk
Exposure to changes in interest rates results from borrowing activities used to fund operations. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. We have both fixed and floating rate financing. Some of our floating rate credit facilities contain minimum rates of interest to be charged. Based upon our interest-bearing balances and interest rates as of July 31, 2019, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $1.8 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $1.8 million. At July 31, 2019, we had floorplan payables of $451.9 million, of which approximately $182.7 million was variable-rate floorplan payable and $269.3 million was non-interest bearing. In addition, at July 31, 2019, we had total long-term debt, including finance lease obligations, of $44.0 million, all of which was fixed rate debt.
Foreign Currency Exchange Rate Risk
Our foreign currency exposures arise as the result of our foreign operations. We are exposed to transactional foreign currency exchange rate risk through our foreign entities’ holding assets and liabilities denominated in currencies other than their functional currency. In addition, the Company is exposed to foreign currency transaction risk as a result of certain intercompany financing transactions. The Company attempts to manage its transactional foreign currency exchange rate risk through the use of derivative financial instruments, primarily foreign exchange forward contracts, or through natural hedging instruments. Based upon balances and exchange rates as of July 31, 2019, holding other variables constant, we believe that a hypothetical 10% increase or decrease in all applicable foreign exchange rates would not have a material impact on our results of operations or cash flows. As of July 31, 2019, our Ukrainian subsidiary had $4.7 million of net monetary assets denominated in Ukrainian hryvnia ("UAH"). We have attempted to minimize our net monetary asset position in Ukraine through reducing overall asset levels in Ukraine and through borrowing in UAH which serves as a natural hedging instrument offsetting our net UAH denominated assets. At certain times, currency and payment controls imposed by the National Bank of Ukraine have limited our ability to manage our net monetary asset position. While the UAH has recently remained relatively stable, an escalation of political tensions or economic instability could lead to significant UAH devaluations, which could have a material impact on our results of operations and cash flows.
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

101
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended July 31, 2019, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	September 5, 2019
TITAN MACHINERY INC.

		By	/s/ Mark Kalvoda
Mark Kalvoda
Chief Financial Officer
(Principal Financial Officer)