Form 10-Q
period 2019-10-31
Titan Machinery Inc.
filed 2019-12-05
CIK 1409171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

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

As of November 30, 2019, 22,348,499 shares of Common Stock, $0.00001 par value, of the registrant were outstanding.

TITAN MACHINERY INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. — FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

TITAN MACHINERY INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)

	October 31, 2019	January 31, 2019
Assets
Current Assets
Cash	$52,420	$56,745
Receivables, net of allowance for doubtful accounts	88,907	77,500
Inventories	624,215	491,091
Prepaid expenses and other	7,857	15,556
Total current assets	773,399	640,892
Noncurrent Assets
Property and equipment, net of accumulated depreciation	148,090	138,950
Operating lease assets	92,124	—
Deferred income taxes	3,398	3,010
Goodwill	2,291	1,161
Intangible assets, net of accumulated amortization	9,059	7,247
Other	1,163	1,178
Total noncurrent assets	256,125	151,546
Total Assets	$1,029,524	$792,438

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$24,439	$16,607
Floorplan payable	445,726	273,756
Senior convertible notes	—	45,249
Current maturities of long-term debt	13,280	2,067
Current operating lease liabilities	12,002	—
Deferred revenue	12,878	46,409
Accrued expenses and other	39,392	36,364
Total current liabilities	547,717	420,452
Long-Term Liabilities
Long-term debt, less current maturities	35,754	20,676
Operating lease liabilities	90,063	—
Deferred income taxes	5,586	4,955
Other long-term liabilities	8,125	11,044
Total long-term liabilities	139,528	36,675
Commitments and Contingencies
Stockholders' Equity
Common stock, par value $.00001 per share, 45,000 shares authorized; 22,352 shares issued and outstanding at October 31, 2019; 22,218 shares issued and outstanding at January 31, 2019	—	—
Additional paid-in-capital	249,984	248,423
Retained earnings	97,044	89,228
Accumulated other comprehensive loss	(4,749)	(2,340)
Total stockholders' equity	342,279	335,311
Total Liabilities and Stockholders' Equity	$1,029,524	$792,438
 See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Revenue
Equipment	$245,986	$253,793	$654,376	$625,188
Parts	70,788	64,609	181,928	166,923
Service	27,553	24,808	77,215	68,013
Rental and other	16,609	17,703	40,688	41,734
Total Revenue	360,936	360,913	954,207	901,858
Cost of Revenue
Equipment	219,484	225,520	583,345	555,923
Parts	49,834	45,666	128,380	118,254
Service	8,950	7,756	25,170	21,918
Rental and other	10,894	12,429	27,612	29,762
Total Cost of Revenue	289,162	291,371	764,507	725,857
Gross Profit	71,774	69,542	189,700	176,001
Operating Expenses	58,184	53,306	165,594	147,665
Impairment of Long-Lived Assets	51	304	186	459
Restructuring Costs	—	(151)	—	414
Income from Operations	13,539	16,083	23,920	27,463
Other Income (Expense)
Interest income and other income (expense)	1,273	160	2,687	2,002
Floorplan interest expense	(1,448)	(1,856)	(3,724)	(4,932)
Other interest expense	(955)	(1,617)	(3,562)	(6,137)
Income Before Income Taxes	12,409	12,770	19,321	18,396
Provision for Income Taxes	4,195	1,994	6,041	4,055
Net Income	$8,214	$10,776	$13,280	$14,341

Earnings per Share:
Basic	$0.37	$0.49	$0.60	$0.65
Diluted	$0.37	$0.48	$0.60	$0.65

Weighted Average Common Shares:
Basic	21,973	21,835	21,936	21,799
Diluted	21,976	21,842	21,942	21,806

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Net Income	$8,214	$10,776	$13,280	$14,341
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(2,650)	187	(2,409)	80
Comprehensive Income	$5,564	$10,963	$10,871	$14,421

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares Outstanding	Amount
BALANCE, January 31, 2018	22,102	$—	$246,509	$77,046	$(1,700)	$321,855
Common stock issued on grant of restricted stock and exercise of stock options, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	(22)	—	(598)	—	—	(598)
Stock-based compensation expense	—	—	540	—	—	540
Net loss	—	—	—	(1,614)	—	(1,614)
Other comprehensive income	—	—	—	—	1,301	1,301
BALANCE, April 30, 2018	22,080	—	246,451	75,432	(399)	321,484
Common stock issued on grant of restricted stock and exercise of stock options, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	138	—	(11)	—	—	(11)
Stock-based compensation expense	—	—	709	—	—	709
Net income	—	—	—	5,180	—	5,180
Other comprehensive loss	—	—	—	—	(1,408)	(1,408)
BALANCE, July 31, 2018	22,218	—	247,149	80,612	(1,807)	325,954
Common stock issued on grant of restricted stock and exercise of stock options, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	2	—	—	—	—	—
Stock-based compensation expense	—	—	664	—	—	664
Net income	—	—	—	10,776	—	10,776
Other comprehensive income	—	—	—	—	187	187
BALANCE, October 31, 2018	22,220	$—	$247,813	$91,388	$(1,620)	$337,581

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares Outstanding	Amount
BALANCE, January 31, 2019	22,218	$—	$248,423	$89,228	$(2,340)	$335,311
Cumulative-effect adjustment of adopting ASC 842, Leases	—	—	—	(5,464)		(5,464)
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	(34)	—	(492)	—	—	(492)
Stock-based compensation expense	—	—	603	—	—	603
Net loss	—	—	—	(445)	—	(445)
Other comprehensive loss	—	—	—	—	(771)	(771)
BALANCE, April 30, 2019	22,184	—	248,534	83,319	(3,111)	328,742
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	170	—	—	—	—	—
Stock-based compensation expense	—	—	694	—	—	694
Net income	—	—	—	5,511	—	5,511
Other comprehensive income	—	—	—	—	1,012	1,012
BALANCE, July 31, 2019	22,354	—	249,228	88,830	(2,099)	335,959
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	(2)	—	(17)	—	—	(17)
Stock-based compensation expense	—	—	773	—	—	773
Net income	—	—	—	8,214	—	8,214
Other comprehensive loss	—	—	—	—	(2,650)	(2,650)
BALANCE, October 31, 2019	22,352	$—	$249,984	$97,044	$(4,749)	$342,279

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended October 31,
	2019	2018
Operating Activities
Net income	$13,280	$14,341
Adjustments to reconcile net income to net cash used for operating activities
Depreciation and amortization	21,061	17,889
Impairment	186	459
Deferred income taxes	629	2,657
Stock-based compensation expense	2,070	1,913
Noncash interest expense	394	2,024
Noncash lease expense	9,251	—
Loss on repurchase of senior convertible notes	—	615
Other, net	(63)	1,116
Changes in assets and liabilities
Receivables, prepaid expenses and other assets	(4,630)	(11,042)
Inventories	(133,929)	(28,704)
Manufacturer floorplan payable	113,632	28,992
Accounts payable, deferred revenue, accrued expenses and other and other long-term liabilities	(20,697)	(18,534)
Operating lease liabilities	(9,473)	—
Net Cash Provided by (Used for) Operating Activities	(8,289)	11,726
Investing Activities
Rental fleet purchases	(12,765)	(4,664)
Property and equipment purchases (excluding rental fleet)	(7,637)	(4,456)
Proceeds from sale of property and equipment	1,386	1,101
Acquisition consideration, net of cash acquired	(11,752)	(15,299)
Other, net	13	(399)
Net Cash Used for Investing Activities	(30,755)	(23,717)
Financing Activities
Net change in non-manufacturer floorplan payable	62,387	43,896
Principal payments on senior convertible notes	(45,644)	(20,025)
Proceeds from long-term debt borrowings	21,865	3,183
Principal payments on long-term debt and finance leases	(3,197)	(15,102)
Other, net	(509)	(643)
Net Cash Provided by Financing Activities	34,902	11,309
Effect of Exchange Rate Changes on Cash	(183)	(471)
Net Change in Cash	(4,325)	(1,153)
Cash at Beginning of Period	56,745	53,396
Cash at End of Period	$52,420	$52,243
Supplemental Disclosures of Cash Flow Information
Cash paid during the period
Income taxes, net of refunds	$4,934	$2,662
Interest	$7,162	$8,965
Supplemental Disclosures of Noncash Investing and Financing Activities
Net property and equipment financed with long-term debt, finance leases, accounts payable and accrued liabilities	$7,652	$4,391
Net transfer of assets from (to) property and equipment to (from) inventories	$(2,179)	$4,476

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The quarterly operating results for Titan Machinery Inc. (the “Company”) are subject to fluctuation due to varying weather patterns, which may impact the timing and amount of equipment purchases, rentals, and after-sales parts and service purchases by the Company’s Agriculture, Construction and International customers. Therefore, operating results for the nine-month period ended October 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2020. The information contained in the consolidated balance sheet as of January 31, 2019 was derived from the audited consolidated financial statements for the Company for the fiscal year then ended. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2019 as filed with the SEC.
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
Unadopted Accounting Guidance
In June 2016, the FASB issued a new standard, codified in ASC 326, that modifies how entities measure credit losses on most financial instruments. The new standard replaces the current "incurred loss" model with an "expected credit loss" model that requires consideration of a broader range of information to estimate expected credit losses over the lifetime of the asset. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, and will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align our credit loss methodology with the new standard. We will adopt this standard on February 1, 2020. While we are currently evaluating the impact to our consolidated financial statements of adopting this guidance, we do not anticipate that the guidance will materially impact our consolidated financial statements.
In February 2018, the FASB issued guidance on the accounting for implementation costs incurred in a cloud computing arrangement that is a service contract, codified in ASC 350-40. This guidance aligns the accounting for costs incurred to implement a cloud computing arrangement that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, and may be applied using either a retrospective or prospective transition approach. We will adopt this standard on February 1, 2020 and anticipate applying the prospective transition approach. While we are currently evaluating the impact of adopting this guidance, we do not anticipate that it will materially impact our consolidated financial statements.
NOTE 2 - EARNINGS PER SHARE
The following table sets forth the calculation of basic and diluted EPS:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
	(in thousands, except per share data)
Numerator:
Net income	$8,214	$10,776	$13,280	$14,341
Allocation to participating securities	(140)	(186)	(207)	(234)
Net income attributable to Titan Machinery Inc. common stockholders	$8,074	$10,590	$13,073	$14,107
Denominator:
Basic weighted-average common shares outstanding	21,973	21,835	21,936	21,799
Plus: incremental shares from assumed exercises of stock options and vesting of restricted stock units	3	7	6	7
Diluted weighted-average common shares outstanding	21,976	21,842	21,942	21,806

Earnings Per Share:
Basic	$0.37	$0.49	$0.60	$0.65
Diluted	$0.37	$0.48	$0.60	$0.65

Anti-dilutive shares excluded from diluted weighted-average common shares outstanding:
Shares underlying senior convertible notes	—	1,057	—	1,057

NOTE 3 - REVENUE
Revenues are recognized when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration we expect to collect in exchange for those goods or services. Sales, value added and other taxes collected from our customers concurrent with our revenue activities are excluded from revenue.
The following tables present our revenue disaggregated by revenue source and segment:

	Three Months Ended October 31, 2019				Three Months Ended October 31, 2018
	Agriculture	Construction	International	Total	Agriculture	Construction	International	Total
	(in thousands)				(in thousands)
Equipment	$148,680	$43,299	$54,007	$245,986	$151,247	$43,331	$59,215	$253,793
Parts	44,923	13,586	12,279	70,788	40,333	12,449	11,827	64,609
Service	18,885	6,674	1,994	27,553	16,758	6,336	1,714	24,808
Other	835	826	50	1,711	791	1,210	53	2,054
Revenue from contracts with customers	213,323	64,385	68,330	346,038	209,129	63,326	72,809	345,264
Rental	750	13,646	502	14,898	568	13,668	1,413	15,649
Total revenues	$214,073	$78,031	$68,832	$360,936	$209,697	$76,994	$74,222	$360,913

	Nine Months Ended October 31, 2019				Nine Months Ended October 31, 2018
	Agriculture	Construction	International	Total	Agriculture	Construction	International	Total
	(in thousands)				(in thousands)
Equipment	$367,754	$137,742	$148,880	$654,376	$350,435	$125,596	$149,157	$625,188
Parts	109,952	39,356	32,620	181,928	102,854	36,363	27,706	166,923
Service	51,869	20,163	5,183	77,215	46,554	17,979	3,480	68,013
Other	2,248	2,238	202	4,688	2,061	3,005	160	5,226
Revenue from contracts with customers	531,823	199,499	186,885	918,207	501,904	182,943	180,503	865,350
Rental	1,715	33,314	971	36,000	1,622	32,617	2,269	36,508
Total revenues	$533,538	$232,813	$187,856	$954,207	$503,526	$215,560	$182,772	$901,858
Unbilled Receivables and Deferred Revenue
Unbilled receivables amounted to $18.7 million and $11.2 million as of October 31, 2019 and January 31, 2019. The increase in unbilled receivables is primarily the result of a seasonal increase in the volume of our service transactions in which we recognize revenue as our work is performed and prior to customer invoicing.
Deferred revenue from contracts with customers amounted to $11.9 million and $44.9 million as of October 31, 2019 and January 31, 2019. Our deferred revenue most often increases in the fourth quarter of each fiscal year due to a higher level of customer down payments or prepayments and longer time periods between customer payment and delivery of the equipment asset, and the related recognition of equipment revenue, prior to its seasonal use. During the nine months ended October 31, 2019 and 2018, the Company recognized $43.7 million and $30.0 million, respectively, of revenue that was included in the deferred revenue balance as of January 31, 2019 and January 31, 2018, respectively. No material amount of revenue was recognized during the three or nine months ended October 31, 2019 and 2018 from performance obligations satisfied in previous periods.
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

NOTE 4 - RECEIVABLES

	October 31, 2019	January 31, 2019
	(in thousands)
Trade and unbilled receivables from contracts with customers
Trade receivables due from customers	$41,834	$38,827
Trade receivables due from finance companies	15,060	10,265
Unbilled receivables	18,744	11,222
Trade and unbilled receivables from rental contracts
Trade receivables	8,810	6,386
Unbilled receivables	1,363	828
Other receivables
Due from manufacturers	6,906	12,950
Other	1,116	550
Total receivables	93,833	81,028
Less allowance for doubtful accounts	(4,926)	(3,528)
Receivables, net of allowance for doubtful accounts	$88,907	$77,500
The following table presents impairment losses on receivables arising from sales contracts with customers and receivables arising from rental contracts:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
	(in thousands)
Impairment losses on:
Receivables from sales contracts	$75	$206	$1,061	$536
Receivables from rental contracts	282	62	779	220
	$357	$268	$1,840	$756
NOTE 5 - INVENTORIES

	October 31, 2019	January 31, 2019
	(in thousands)
New equipment	$417,681	$258,081
Used equipment	125,992	158,951
Parts and attachments	78,651	72,760
Work in process	1,891	1,299
	$624,215	$491,091
NOTE 6 - PROPERTY AND EQUIPMENT

	October 31, 2019	January 31, 2019
	(in thousands)
Rental fleet equipment	$115,361	$111,164
Machinery and equipment	22,434	21,646
Vehicles	49,785	42,330
Furniture and fixtures	41,360	40,645
Land, buildings, and leasehold improvements	66,278	63,091
	295,218	278,876
Less accumulated depreciation	(147,128)	(139,926)
	$148,090	$138,950

The Company reviews its long-lived assets for potential impairment whenever events or circumstances indicate that the carrying value of the long-lived asset (or asset group) may not be recoverable. During the three months ended October 31, 2019, the Company determined that a current period operating loss combined with historical losses of a certain store location indicated that the long-lived asset group of the store location may not be recoverable. The Company performed an impairment assessment of this asset group and as a result recognized an impairment charge of $0.1 million within its Construction segment. For the nine months ended October 31, 2019, the Company recognized total impairment charges of $0.2 million within its Construction segment. For the three months ended October 31, 2018, the Company recognized an impairment charge within its Agriculture segment of $0.3 million. For the nine months ended October 31, 2018, the Company recognized total impairment charges of $0.5 million, of which $0.3 million was recognized within the Agriculture segment and $0.2 million within the International segment.
In March 2019, the Company completed an assessment of its Enterprise Resource Planning ("ERP") application and concluded that the Company will begin the process to prepare for conversion to a new ERP application during the fiscal year ending January 31, 2020, with an anticipated implementation of the new ERP application during the first-half of the fiscal year ending January 31, 2021. Beginning in March 2019, the Company prospectively adjusted the useful life of its current ERP application such that it will be fully amortized upon its estimated replacement date. The net book value of the ERP asset of $8.7 million as of March 2019 will be amortized on a straight-line basis over the estimated remaining period of use. For the three and nine months ended October 31, 2019, the Company recognized an additional $1.4 million and $3.7 million of amortization expense, which decreased operating income accordingly, decreased net income by approximately $1.1 million and $2.8 million, and decreased basic and diluted earnings per share by approximately $0.05 and $0.13, respectively.
NOTE 7 - GOODWILL
Changes in the carrying amount of goodwill during the nine months ended October 31, 2019 are as follows:

	Agriculture	Construction	International	Total
	(in thousands)
Balance, January 31, 2019	$250	$—	$911	$1,161
Arising from business combinations	699	—	499	1,198
Foreign currency translation	—	—	(68)	(68)
Balance, October 31, 2019	$949	$—	$1,342	$2,291
NOTE 8 - FLOORPLAN PAYABLE/LINES OF CREDIT
As of October 31, 2019, the Company had floorplan lines of credit totaling $660.0 million, which is primarily comprised of three significant floorplan lines of credit: (i) a $400.0 million credit facility with CNH Industrial, (ii) a $140.0 million line of credit with a group of banks led by Wells Fargo Bank, National Association (the "Wells Fargo Credit Agreement"), and (iii) a $60.0 million credit facility with DLL Finance LLC.
As of October 31, 2019 and January 31, 2019, the Company's outstanding balances of floorplan payables and lines of credit consisted of the following:

	October 31, 2019	January 31, 2019
	(in thousands)
CNH Industrial	$245,121	$120,319
Wells Fargo Credit Agreement (floorplan payable line)	98,400	49,100
DLL Finance	27,043	13,432
Other outstanding balances with manufacturers and non-manufacturers	75,162	90,905
	$445,726	$273,756
As of October 31, 2019, the interest-bearing U.S. floorplan payables carried various interest rates ranging from 4.28% to 5.60%, compared to a range of 4.77% to 6.30% as of January 31, 2019. As of October 31, 2019, foreign floorplan payables carried various interest rates primarily ranging from 0.86% to 7.88%, compared to a range of 0.94% to 8.51% as of January 31, 2019. As of October 31, 2019 and January 31, 2019, $257.1 million and $151.7 million, respectively, of outstanding floorplan payable were non-interest bearing. As of October 31, 2019, the Company had a compensating balance arrangement under one of its foreign floorplan credit facilities, which requires a minimum cash deposit to be maintained with the lender in the amount of $5.0 million for the term of the credit facility.
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
CNH Industrial Floorplan Payable Line of Credit
In November 2019, the Company amended its credit facility with CNH Industrial to increase the available borrowings under the facility from $400.0 million to $450.0 million. Domestic available borrowings increased as a result of the amendment from $310.0 million to $360.0 million. Available borrowings of our European businesses remained unchanged at $90.0 million.
DLL Finance Agreement
In October 2019, the DLL Finance agreement was amended and restated to, among other things, increase the available borrowing capacity from $45.0 million to $60.0 million, of which approximately $47.0 million is available for domestic financing and approximately $13.0 million is available for financing in certain of our European markets, to decrease the interest margin on domestic borrowings from 3.00% to 2.85%, and to replace the maximum net leverage ratio covenant with a maximum adjusted debt to tangible net worth covenant of 3.50:1.00. The adjusted debt to tangible net worth covenant is now aligned with the same covenant under our CNH Industrial floorplan financing arrangement.
NOTE 9 - DEFERRED REVENUE

	October 31, 2019	January 31, 2019
	(in thousands)
Deferred revenue from contracts with customers	$11,866	$44,893
Deferred revenue from rental and other contracts	1,012	1,516
	$12,878	$46,409
NOTE 10 - SENIOR CONVERTIBLE NOTES
The Company's senior convertible notes matured, and the outstanding principal balance of $45.6 million was repaid in full, on May 1, 2019. The carrying value of outstanding senior convertible notes previously consisted of the following:

	October 31, 2019	January 31, 2019
	(in thousands except conversion rate and conversion price)
Principal value	$—	$45,644
Unamortized debt discount	—	(350)
Unamortized debt issuance costs	—	(45)
Carrying value of senior convertible notes	$—	$45,249

Carrying value of equity component, net of deferred taxes	$—	$14,923

The Company recognized interest expense associated with its senior convertible notes as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Cash Interest Expense
Coupon interest expense	$—	$428	$421	$1,579
Noncash Interest Expense
Amortization of debt discount	—	356	350	1,271
Amortization of transaction costs	—	47	45	169
	$—	$831	$816	$3,019
The effective interest rate of the liability component was equal to 7.3% for the three months ended October 31, 2018 and the nine months ended October 31, 2019 and 2018.
NOTE 11 - LONG TERM DEBT
The following is a summary of long-term debt as of October 31, 2019 and January 31, 2019:

	October 31, 2019	January 31, 2019
	(in thousands)
Sale-leaseback financing obligations, interest rates ranging from 3.4% to 10.3% with various maturity dates through December 2030	$18,093	$19,010
Wells Fargo Credit Agreement - Working Capital Line, interest accrues at a variable rate on outstanding balances, requires monthly payments of accrued interest, matures on October 28, 2020.	10,000	—
Real estate mortgage bearing interest at 5.11%, payable in quarterly installments of $0.3 million, maturing on May 15, 2039, secured by real estate assets	6,827	—
Equipment financing loan, payable in monthly installments over a 72-month term for each funded tranche, bearing interest at 3.89%, secured by vehicle assets	6,369	—
Real estate mortgage bearing interest at 4.62%, payable in monthly installments of $0.04 million with a final payment at maturity of $3.4 million, maturing on June 10, 2024, secured by real estate assets	4,465	—
Real estate mortgage bearing interest at 2.09%, payable in monthly installments, maturing on June 30, 2026, secured by real estate assets	2,549	2,978
Other long-term debt primarily bearing interest at three-month EURIBOR plus 2.6%, payable in quarterly installments, maturing on January 31, 2021	731	755
	49,034	22,743
Less current maturities	(13,280)	(2,067)
	$35,754	$20,676
NOTE 12 - DERIVATIVE INSTRUMENTS
The Company holds derivative instruments for the purpose of minimizing exposure to fluctuations in foreign currency exchange rates to which the Company is exposed in the normal course of its operations.
The Company uses foreign currency forward contracts to hedge the effects of fluctuations in exchange rates on outstanding intercompany loans. The Company does not formally designate and document such derivative instruments as hedging instruments; however, the instruments are an effective economic hedge of the underlying foreign currency exposure. Both the gain or loss on the derivative instrument and the offsetting gain or loss on the underlying intercompany loan are recognized in earnings immediately, thereby eliminating or reducing the impact of foreign currency exchange rate fluctuations on net income. The Company's foreign currency forward contracts generally have three-month maturities, maturing on the last day of each fiscal quarter. No foreign currency contracts were outstanding as of October 31, 2019. The notional value of outstanding foreign currency contracts as of January 31, 2019 was $14.1 million.

As of January 31, 2019, the fair value of the Company's outstanding derivative instruments was not material. Derivative instruments recognized as assets are recorded in prepaid expenses and other in the consolidated balance sheets, and derivative instruments recognized as liabilities are recorded in accrued expenses and other in the consolidated balance sheets.
The following table sets forth the gains and losses recognized in income from the Company’s derivative instruments for the three and nine months ended October 31, 2019 and 2018. Gains and losses are recognized in interest income and other income (expense) in the consolidated statements of operations:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
	(in thousands)
Foreign currency contract gain (loss)	$(3)	$634	$365	$1,757
NOTE 13 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following is a summary of the changes in accumulated other comprehensive income (loss), by component, for the periods ended October 31, 2019 and October 31, 2018:

	Foreign Currency Translation Adjustment	Net Investment Hedging Gain	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, January 31, 2019	$(5,051)	$2,711	$(2,340)
Other comprehensive loss	(771)	—	(771)
Balance, April 30, 2019	(5,822)	2,711	(3,111)
Other comprehensive income	1,012	—	1,012
Balance, July 31, 2019	(4,810)	2,711	(2,099)
Other comprehensive loss	(2,650)	—	(2,650)
Balance, October 31, 2019	$(7,460)	$2,711	$(4,749)

	Foreign Currency Translation Adjustment	Net Investment Hedging Gain	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, January 31, 2018	$(4,411)	$2,711	$(1,700)
Other comprehensive income	1,301	—	1,301
Balance, April 30, 2018	(3,110)	2,711	(399)
Other comprehensive loss	(1,408)	—	(1,408)
Balance, July 31, 2018	(4,518)	2,711	(1,807)
Other comprehensive income	187	—	187
Balance, October 31, 2018	$(4,331)	$2,711	$(1,620)

NOTE 14 - LEASES
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
The components of lease expense were as follows:

	Classification	Three Months Ended October 31, 2019	Nine Months Ended October 31, 2019
		(in thousands)
Finance lease cost:
Amortization of leased assets	Operating expenses	$373	$1,080
Interest on lease liabilities	Other interest expense	143	421
Operating lease cost	Operating expenses & rental and other cost of revenue	4,613	14,154
Short-term lease cost	Operating expenses	41	201
Variable lease cost	Operating expenses	689	2,024
Sublease income	Interest income and other income (expense)	(146)	(468)
		$5,713	$17,412

Right-of-use lease assets and lease liabilities consist of the following:

	Classification	October 31, 2019
		(in thousands)
Assets
Operating lease assets	Operating lease assets	$92,124
Finance lease assets(a)	Property and equipment, net of accumulated depreciation	6,354
Total leased assets		$98,478
Liabilities
Current
Operating	Current operating lease liabilities	$12,002
Finance	Accrued expenses and other	1,640
Noncurrent
Operating	Operating lease liabilities	90,063
Finance	Other long-term liabilities	4,267
Total lease liabilities		$107,972

(a)Finance lease assets are recorded net of accumulated amortization of $1.1 million as of October 31, 2019.
Maturities of lease liabilities as of October 31, 2019 are as follows:

	Operating	Finance
	Leases	Leases	Total
Fiscal Year Ended January 31,	(in thousands)
2020 (remainder)	$4,555	$543	$5,098
2021	17,512	2,071	19,583
2022	16,675	1,754	18,429
2023	15,615	1,108	16,724
2024	14,713	380	15,093
2025	13,587	342	13,929
Thereafter	47,171	1,416	48,585
Total lease payments	129,828	7,614	137,441
Less: Interest	27,763	1,707	29,470
Present value of lease liabilities	$102,065	$5,907	$107,971
The weighted-average lease term and discount rate as of October 31, 2019 are as follows:

October 31, 2019
Weighted-average remaining lease term (years):
Operating leases	8.2
Financing leases	5.5
Weighted-average discount rate:
Operating leases	6.1%
Financing leases	10.3%
Other lease information is as follows:

Nine Months Ended October 31, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,923
Operating cash flows from finance leases	421
Financing cash flows from finance leases	1,374
Operating lease assets obtained in exchange for new operating lease liabilities	1,073
Finance lease assets obtained in exchange for new finance lease liabilities	709

Minimum lease payments under operating and capital leases as determined under prior leasing guidance and as of January 31, 2019 were as follows:

	Operating	Capital
	Leases	Leases
Fiscal year ended January 31,	(in thousands)
2020	$20,117	$1,933
2021	18,786	1,831
2022	17,994	1,524
2023	17,117	882
2024	16,143	342
Thereafter	68,409	1,701
Total lease payments	$158,566	8,213
Less: Interest		1,804
Present value of capital lease liabilities		$6,409
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
Revenue generated from leasing activities is disclosed, by segment, in Note 3. The following is the balance of our dedicated rental fleet assets of our Construction segment as of October 31, 2019 and January 31, 2019:

	October 31, 2019	January 31, 2019
	(in thousands)
Rental fleet equipment	$115,361	$111,164
Less accumulated depreciation	47,557	50,399
	$67,804	$60,765
NOTE 15 - FAIR VALUE MEASUREMENTS
As of January 31, 2019, the fair value of the Company's foreign currency contracts, which are either assets or liabilities measured at fair value on a recurring basis, was not material. These foreign currency contracts were valued using a discounted cash flow analysis, an income approach, utilizing readily observable market data as inputs, which is classified as a Level 2 fair value measurement.
The Company also valued certain long-lived assets at fair value on a non-recurring basis as of January 31, 2019 as part of its long-lived asset impairment testing. The estimated fair value of such assets was $0.9 million as of January 31, 2019. Fair value was estimated through an income approach incorporating both observable and unobservable inputs, and are deemed to be Level 3 fair value inputs. The most significant unobservable inputs include forecasted net cash generated from the use of the assets and the discount rate applied to such cash flows to arrive at a fair value estimate. In addition, in certain instances the

Company estimated the fair value of long-lived assets to approximate zero as no future cash flows were assumed to be generated from the use of such assets and the expected value to be realized upon disposition was deemed to be nominal.
The Company also has financial instruments that are not recorded at fair value in the consolidated balance sheets, including cash, receivables, payables, long-term debt and senior convertible notes. The carrying amounts of these financial instruments approximated their fair values as of October 31, 2019 and January 31, 2019. Fair value of these financial instruments was estimated based on Level 2 fair value inputs.
NOTE 16 - INCOME TAXES
Our effective tax rate was 33.8% and 15.6% for the three months ended October 31, 2019 and 2018, and was 31.3% and 22.0% for the nine months ended October 31, 2019 and 2018. Our effective tax rate can differ from the domestic federal statutory tax rate due to the mix of domestic and foreign income or losses and the impact of valuation allowances on our U.S. federal, state and certain of our foreign deferred tax assets, including net operating losses. In addition, for the three and nine months ended October 31, 2019, the effective tax rate increased by approximately seven percentage points due to foreign currency gains recognized as a result of a strengthening Ukrainian hryvnia. Differences in the amount of Ukrainian hryvnia foreign currency gains recognized for book and tax accounting are permanent differences that accordingly impacts our effective tax rate. The effective tax rate for the three months ended October 31, 2018 was impacted by certain discrete items recognized during the period and from certain tax planning strategies applied to minimize the impact of the global intangible low-taxed income ("GILTI") provisions for the fiscal year ended January 31, 2019.
NOTE 17 - BUSINESS COMBINATIONS
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
On October 1, 2019, the Company acquired certain assets of Uglem-Ness Co. The acquired business consists of one Case IH agriculture equipment store in Northwood, North Dakota. The service area is contiguous to the Company's existing locations in Grand Forks and Casselton, North Dakota and Ada, Minnesota. The total consideration transferred for the acquired business was $8.8 million paid in cash. The Company has committed to acquire the real estate of the Uglem-Ness Co., subject to customary closing conditions, for a purchase price of $2.1 million. The Company anticipates completing the real estate acquisition by January 31, 2020.
In connection with the acquisition, the Company acquired from CNH Industrial and certain other manufacturers equipment and parts inventory previously owned by Uglem-Ness Co. Upon acquiring such inventories, the Company has been offered floorplan financing by the manufacturer. In total, the Company acquired inventory and recognized a corresponding financing liability of $7.4 million. The recognition of these inventories and the associated financing liabilities are not included as part of the accounting for the business combination.
Fiscal 2019
On July 2, 2018, the Company acquired all interests of two commonly-controlled companies, AGRAM Landtechnikvertrieb GmbH and AGRAM Landtechnik Rollwitz GmbH (collectively "AGRAM"), for $19.2 million in cash consideration. Founded in 1990, AGRAM is a CaseIH and Steyr dealership complex consisting of four agriculture dealership locations in the following cities of Germany: Altranft, Burkau, Gutzkow, and Rollwitz. Our acquisition of these entities provided the Company the opportunity to expand our international presence into the large, well-established German market.
Purchase Price Allocation
Each of the above acquisitions has been accounted for under the acquisition method of accounting, which requires the Company to estimate the acquisition date fair value of the assets acquired and liabilities assumed. The estimated fair values of the acquired assets of Uglem-Ness Co. are provisional estimates due to the short duration of time since the acquisition date. The estimated fair values of assets acquired from Ulgem-Ness Co. included below are based on the best information currently available but are estimates that are subject to change as the Company completes all remaining steps in finalizing the purchase price allocation. The Company expects to finalize the valuation of all assets by January 31, 2020. The accounting for all other acquisitions is complete as of October 31, 2019.
The following table presents the aggregate purchase price allocations for all acquisitions completed during the nine months ended October 31, 2019 and 2018:

	October 31, 2019	October 31, 2018
	(in thousands)
Assets acquired:
Cash	$—	$3,857
Receivables	440	5,340
Inventories	6,466	21,725
Prepaid expenses and other	—	887
Property and equipment	1,675	3,512
Intangible assets	1,973	1,944
Goodwill	1,198	924
Other	—	61
	11,752	38,250
Liabilities assumed:
Accounts payable	—	1,553
Floorplan payable	—	13,820
Deferred revenue	—	85
Accrued expenses and other	—	1,279
Long-term debt	—	1,725
Deferred income taxes	—	632
	—	19,094
Net assets acquired	$11,752	$19,156

Goodwill recognized by segment:
Agriculture	$699	$—
Construction	—	—
International	499	924
Goodwill expected to be deductible for tax purposes	1,198	$—
The recognition of goodwill in the above business combinations arose from the acquisition of an assembled workforce and anticipated synergies expected to be realized. For business combinations occurring during the nine months ended October 31, 2019, the Company recognized, in the aggregate, a customer relationship intangible asset of $0.2 million, a non-competition intangible asset of $0.1 million and a distribution rights intangible asset of $1.6 million. For the business combination occurring during the nine months ended October 31, 2018, the Company recognized a customer relationship intangible asset of $0.1 million and a distribution rights intangible asset of $1.8 million. The customer relationship and non-competition assets will be amortized over periods ranging from three to five years. The distribution rights assets are indefinite-lived intangible assets not subject to amortization. The Company estimated the fair value of the intangible assets using a multi-period excess earnings model, an income approach. Acquisition related costs were not material for either the nine months ended October 31, 2019 or 2018, and have been expensed as incurred and recognized as operating expenses in the consolidated statements of operations.
NOTE 18 - CONTINGENCIES
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
NOTE 19 - SEGMENT INFORMATION
The Company has three reportable segments: Agriculture, Construction and International. Revenue between segments is immaterial. The Company retains various unallocated income/(expense) items and assets at the general corporate level, which the Company refers to as “Shared Resources” in the table below. Shared Resources assets primarily consist of cash and property and equipment.
Certain financial information for each of the Company’s business segments is set forth below. All revenue amounts for the three and nine months ended October 31, 2018 shown below are presented on an as corrected basis following the correction of an immaterial error identified in previously issued financial statements. Refer to Note 19 for additional details.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Revenue
Agriculture	$214,073	$209,697	$533,538	$503,526
Construction	78,031	76,994	232,813	215,560
International	68,832	74,222	187,856	182,772
Total	$360,936	$360,913	$954,207	$901,858

Income (Loss) Before Income Taxes
Agriculture	$10,259	$9,383	$18,312	$15,666
Construction	347	1,154	(541)	(1,773)
International	2,061	2,596	2,783	6,235
Segment income (loss) before income taxes	12,667	13,133	20,554	20,128
Shared Resources	(258)	(363)	(1,233)	(1,732)
Total	$12,409	$12,770	$19,321	$18,396

	October 31, 2019	January 31, 2019
	(in thousands)
Total Assets
Agriculture	$462,881	$316,224
Construction	297,703	227,261
International	199,168	170,187
Segment assets	959,752	713,672
Shared Resources	69,772	78,766
Total	$1,029,524	$792,438

NOTE 20 - IMMATERIAL RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS
As previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2019, the Company identified an immaterial error within its financial statements, including in the results for the three and nine months ended October 31, 2018. The identified error was the result of incorrectly eliminating certain internal parts and service transactions. The adjustments to correct for this error reduce total revenue and cost of revenue by approximately 1.0% and impact the amounts of previously reported equipment, parts, service and rental and other revenue and cost of revenue amounts, but have no impact on total gross profit, operating or net income, earnings per share, or the consolidated balance sheets or statements of cash flows. Management of the Company has evaluated all relevant quantitative and qualitative factors and has concluded that the error is not material to the results of operations for the previously reported periods. The Company has restated its accompanying statement of operations to correct for this immaterial error for the three and nine months ended October 31, 2018.
Included below is a summary of the previously reported amounts of revenue and cost of revenue, the impact of correcting for this immaterial error, and the as-corrected amounts for the three and nine month periods ended October 31, 2018:

	Three Months Ended October 31, 2018			Nine Months Ended October 31, 2018
	As Previously Reported	Corrections	As Corrected	As Previously Reported	Corrections	As Corrected
	(in thousands)
Revenue
Equipment	$241,198	$12,595	$253,793	$590,823	$34,365	$625,188
Parts	70,118	(5,509)	64,609	181,651	(14,728)	166,923
Service	33,560	(8,752)	24,808	92,187	(24,174)	68,013
Rental and other	18,773	(1,070)	17,703	44,558	(2,824)	41,734
Total Revenue	363,649	(2,736)	360,913	909,219	(7,361)	901,858
Cost of Revenue
Equipment	218,204	7,316	225,520	534,443	21,480	555,923
Parts	49,481	(3,815)	45,666	128,683	(10,429)	118,254
Service	11,841	(4,085)	7,756	34,475	(12,557)	21,918
Rental and other	14,581	(2,152)	12,429	35,617	(5,855)	29,762
Total Cost of Revenue	294,107	(2,736)	291,371	733,218	(7,361)	725,857
Gross Profit	$69,542	$—	$69,542	$176,001	$—	$176,001

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
Demand for agriculture equipment and, to a lesser extent, parts and service support, are impacted by agriculture commodity prices and net farm income. Based on U.S. Department of Agriculture publications, the most recent estimate of net farm income for calendar year 2018 indicated an approximate 12.0% increase as compared to calendar year 2017, and estimated an approximate 10.0% increase in net farm income for calendar year 2019, as compared to calendar year 2018.
For the third quarter of fiscal 2020, our net income was $8.2 million, or $0.37 per diluted share, compared to net income of $10.8 million, or $0.48 per diluted share, for the third quarter of fiscal 2019. Our adjusted diluted earnings per share was $0.44 for the third quarter of fiscal 2020, compared to $0.49 for the third quarter of fiscal 2019. See the Non-GAAP Financial Measures section below for a reconciliation of adjusted diluted earnings per share to diluted earnings per share, the most comparable GAAP financial measure. Significant factors impacting the quarterly comparisons were:

•
Revenue in the third quarter of fiscal 2020 was flat compared to the third quarter of fiscal 2019. Increased revenue from parts and service was offset by lower equipment and rental and other revenue. Equipment revenue within our Agriculture and International segments in the third quarter of fiscal 2020 was impacted by continued uncertainty in the agriculture sector and crop and weather conditions in certain markets.

•
Gross profit margin in the third quarter of fiscal 2020 improved to 19.9%, compared to 19.3% for the third quarter of fiscal 2019. The improvement in gross profit margin was primarily the result of a change in gross profit mix with more revenue generated by our higher margin parts and service businesses in the third quarter of fiscal 2020, as compared to the third quarter last year.

•
Operating expenses increased $4.9 million, or 9.2%, in the third quarter of fiscal 2020, as compared to the third quarter last year. Operating expenses as a percentage of revenue increased from 14.8% in the third quarter of fiscal 2019 to 16.1% in the third quarter of fiscal 2020. The increase in operating expenses is primarily the result of incremental costs associated with our ERP transition and increased costs required to support higher business volumes in our Agriculture and Construction segments.

•
Floorplan and other interest expense decreased a combined 30.8% in the third quarter of fiscal 2020, as compared to the third quarter last year, primarily due to a decrease in our level of interest-bearing inventory in the third quarter of fiscal 2020, and the repayment in full of our senior convertible notes in the second quarter of fiscal 2020.

•
Our effective tax rate for the third quarter of fiscal 2020 was 33.8%, compared to 15.6% in the third quarter last year. The increase in our effective tax rate for the third quarter of fiscal 2020 was primarily due to foreign currency gains recognized as a result of a strengthening Ukrainian hryvnia.

Acquisitions
Fiscal 2020
On October 1, 2019, we acquired certain assets of Uglem-Ness Co., a single Case IH agriculture equipment store in Northwood, North Dakota. The acquisition continues our strategy of acquiring dealerships in agriculture markets contiguous to our current North American agriculture stores. The service area of Ulgem-Ness is contiguous to our existing locations in Grand Forks and Casselton, North Dakota and Ada, Minnesota. The total consideration paid in the acquisition was $8.8 million, which the Company financed through available cash resources and capacity under our existing floorplan payable and other credit facilities. The Northwood, ND dealership is included within our Agriculture segment.
Fiscal 2019
On July 2, 2018, we acquired two commonly-controlled companies, AGRAM Landtechnikvertrieb GmbH and AGRAM Landtechnik Rollwitz GmbH (collectively "AGRAM"). AGRAM consists of four Case IH agriculture dealership locations in the following cities of Germany; Altranft, Burkau, Gutzkow, and Rollowitz. Total cash consideration paid in the acquisition was $19.2 million, which the Company financed through available cash resources and capacity under our existing floorplan payable and other credit facilities. The four AGRAM dealerships are included within our International segment.
ERP Transition
In March 2019, the Company completed an assessment of its Enterprise Resource Planning ("ERP") application and concluded that the Company would begin the process to prepare for a conversion to a new ERP application during the fiscal year ending January 31, 2020, with an anticipated implementation of the new ERP application during the first-half of the fiscal year ending January 31, 2021. The new ERP application is expected to provide the latest data-driven and mobile-enabled sales and support tools to improve employee efficiency and deliver an enhanced customer experience. Beginning in March 2019, we prospectively adjusted the useful life of our current ERP application such that it will be fully amortized upon its estimated replacement date.
During the three and nine months ended October 31, 2019, we recognized ERP transition costs, which include additional amortization expense of our current ERP application and external costs associated with implementing the new ERP application, of $2.1 million and $4.8 million, respectively. For the remainder of fiscal 2020, we expect to recognize incremental ERP transition costs of approximately $2.4 million.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are included in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended January 31, 2019. Other than the adoption of the lease accounting guidance described in Note 1, Business Activity and Significant Accounting Policies, and Note 14, Leases, to our consolidated financial statements in this Quarterly Report on Form 10-Q, there have been no other changes in our critical accounting policies since January 31, 2019.
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
All revenue and cost of revenue amounts for three and nine months ended October 31, 2018 are presented on an as corrected basis after correcting for an immaterial error identified during the year ended January 31, 2019 in these previously issued financial statements. The correction of this immaterial error reduced total revenue and cost of revenue by approximately 1.0% and impacted the amounts of previously reported equipment, parts, service and rental and other revenue and cost of revenue, but had no impact on total gross profit, operating or net income, or earnings per-share. See Note 20 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information
Same-store sales for any period represent sales by stores that were part of the Company for the entire comparable periods in the current and preceding fiscal years. We do not distinguish between relocated or newly-expanded stores in this same-store analysis. Closed stores are excluded from the same-store analysis. Stores that do not meet the criteria for same-store classification are described as excluded stores throughout the Results of Operations section in this Quarterly Report on Form 10-Q.

Comparative financial data for each of our four sources of revenue are expressed below.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
	(dollars in thousands)		(dollars in thousands)
Equipment
Revenue	$245,986	$253,793	$654,376	$625,188
Cost of revenue	219,484	225,520	583,345	555,923
Gross profit	$26,502	$28,273	$71,031	$69,265
Gross profit margin	10.8%	11.1%	10.9%	11.1%
Parts
Revenue	$70,788	$64,609	$181,928	$166,923
Cost of revenue	49,834	45,666	128,380	118,254
Gross profit	$20,954	$18,943	$53,548	$48,669
Gross profit margin	29.6%	29.3%	29.4%	29.2%
Service
Revenue	$27,553	$24,808	$77,215	$68,013
Cost of revenue	8,950	7,756	25,170	21,918
Gross profit	$18,603	$17,052	$52,045	$46,095
Gross profit margin	67.5%	68.7%	67.4%	67.8%
Rental and other
Revenue	$16,609	$17,703	$40,688	$41,734
Cost of revenue	10,894	12,429	27,612	29,762
Gross profit	$5,715	$5,274	$13,076	$11,972
Gross profit margin	34.4%	29.8%	32.1%	28.7%
The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Revenue
Equipment	68.2%	70.3%	68.6%	69.3%
Parts	19.6%	17.9%	19.1%	18.5%
Service	7.6%	6.9%	8.1%	7.5%
Rental and other	4.6%	4.9%	4.3%	4.6%
Total Revenue	100.0%	100.0%	100.0%	100.0%
Total Cost of Revenue	80.1%	80.7%	80.1%	80.5%
Gross Profit Margin	19.9%	19.3%	19.9%	19.5%
Operating Expenses	16.0%	14.8%	17.4%	16.4%
Impairment of Intangible and Long-Lived Assets	—%	0.1%	—%	0.1%
Restructuring Costs	—%	—%	—%	—%
Income from Operations	3.8%	4.5%	2.5%	3.0%
Other Income (Expense)	(0.3)%	(0.9)%	(0.5)%	(1.0)%
Income Before Income Taxes	3.4%	3.5%	2.0%	2.0%
Provision for Income Taxes	1.2%	0.6%	0.6%	0.4%
Net Income	2.3%	3.0%	1.4%	1.6%

Three Months Ended October 31, 2019 Compared to Three Months Ended October 31, 2018
Consolidated Results
Revenue

	Three Months Ended October 31,		Increase/	Percent
	2019	2018	(Decrease)	Change
	(dollars in thousands)
Equipment	$245,986	$253,793	$(7,807)	(3.1)%
Parts	70,788	64,609	6,179	9.6%
Service	27,553	24,808	2,745	11.1%
Rental and other	16,609	17,703	(1,094)	(6.2)%
Total Revenue	$360,936	$360,913	$23	—%

Total revenue for the third quarter of fiscal 2020 was flat with total revenue in the third quarter of fiscal 2019. Increased parts and service revenue of our Agriculture and Construction segments was offset by lower equipment revenue of our International segment. Company-wide same-store sales was virtually flat in the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019.
Gross Profit

	Three Months Ended October 31,		Increase/	Percent
	2019	2018	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$26,502	$28,273	$(1,771)	(6.3)%
Parts	20,954	18,943	2,011	10.6%
Service	18,603	17,052	1,551	9.1%
Rental and other	5,715	5,274	441	8.4%
Total Gross Profit	$71,774	$69,542	$2,232	3.2%
Gross Profit Margin
Equipment	10.8%	11.1%	(0.3)%	(2.7)%
Parts	29.6%	29.3%	0.3%	1.0%
Service	67.5%	68.7%	(1.2)%	(1.7)%
Rental and other	34.4%	29.8%	4.6%	15.4%
Total Gross Profit Margin	19.9%	19.3%	0.6%	3.1%
Gross Profit Mix
Equipment	36.9%	40.7%	(3.8)%	(9.3)%
Parts	29.2%	27.2%	2.0%	7.4%
Service	25.9%	24.5%	1.4%	5.7%
Rental and other	8.0%	7.6%	0.4%	5.3%
Total Gross Profit Mix	100.0%	100.0%

Gross profit for the third quarter of fiscal 2020 increased 3.2% as compared to the same period last year. Gross profit margin improved to 19.9% for the third quarter of fiscal 2020 compared to 19.3% for the third quarter of fiscal 2019. The increase in gross profit and gross profit margin was primarily the result of a change in gross profit mix resulting from a greater percentage of revenue generated by our higher margin parts and service businesses. An improvement in rental and other gross profit margin also contributed to the gross profit margin improvement.
Our company-wide absorption rate increased to 82.6% for the third quarter of fiscal 2020 compared to 82.9% during the same period last year as the increase in gross profit from parts, service, and rental and other in the third quarter of fiscal 2020 more than offset the increase in operating expenses during the period. Our absorption rate for the third quarter of fiscal 2020 was negatively impacted by ERP transition costs recognized during the period.

Operating Expenses

	Three Months Ended October 31,		Increase/	Percent
	2019	2018	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$58,184	$53,306	$4,878	(9.2)%
Operating Expenses as a Percentage of Revenue	16.1%	14.8%	1.3%	(8.8)%
Our operating expenses in the third quarter of fiscal 2020 increased $4.9 million, as compared to the third quarter of fiscal 2019, primarily as a result of ERP transition costs incurred in the third quarter of fiscal 2020, and increased costs required to support the higher business volumes in our Agriculture and Construction segments. Operating expenses as a percentage of revenue increased to 16.1% in the third quarter of fiscal 2020 from 14.8% in the third quarter of fiscal 2019. The increase in operating expenses as a percentage of total revenue was primarily due to ERP transition costs recognized in the third quarter of fiscal 2020 and the decrease in International equipment revenue in the third quarter of fiscal 2020, as compared to the third quarter of fiscal 2019, which negatively affected our ability to leverage our fixed operating costs within this segment.
Impairment Charges

	Three Months Ended October 31,		Increase/	Percent
	2019	2018	(Decrease)	Change
	(dollars in thousands)
Impairment of Long-Lived Assets	$51	$304	$(253)	83.0%
Restructuring Costs	—	(151)	151	100.0%
An immaterial amount of impairment charges on certain long-lived assets was recognized in the third quarter of each of fiscal 2020 and 2019. The restructuring benefit of $0.2 million recognized in the third quarter of fiscal 2019 related to our revised assumptions, based on changes in circumstances, for our cease-use liabilities associated with certain of our previously closed store locations.
Other Income (Expense)

	Three Months Ended October 31,		Increase/	Percent
	2019	2018	(Decrease)	Change
	(dollars in thousands)
Interest income and other income (expense)	$1,273	$157	$1,116	n/m
Floorplan interest expense	(1,448)	(1,856)	(408)	22.0%
Other interest expense	(955)	(1,617)	(662)	40.9%
Floorplan interest expense decreased in the third quarter of fiscal 2020, as compared to the third quarter of fiscal 2019, primarily as a result of lower levels of interest-bearing inventory in the third quarter of fiscal 2020. The decrease in other interest expense in the third quarter of fiscal 2020, as compared to the third quarter of fiscal 2019, is primarily the result of decreased interest expense on our senior convertible notes in the third quarter of fiscal 2020 following our repayment in full of the outstanding balance on May 1, 2019. The increase in interest income and other income (expense) in the third quarter of fiscal 2020 as compared to the third quarter of fiscal 2019 is primarily the result of differences in foreign currency gains and losses recognized during the periods, with a strengthening U.S. dollar relative to the Euro and a strengthening Ukrainian hyrvnia relative to the U.S. dollar in the third quarter of fiscal 2020 creating foreign currency gains during the period.
Provision for Income Taxes

	Three Months Ended October 31,		Increase/	Percent
	2019	2018	(Decrease)	Change
	(dollars in thousands)
Provision for Income Taxes	$4,195	$1,994	$2,201	(110.4)%

Our effective tax rate was 33.8% for the third quarter of fiscal 2020 and 15.6% for the third quarter of fiscal 2019. Our effective tax rate is impacted by the mix of income or losses in our domestic and international jurisdictions as well as the impact of valuation allowances on our deferred tax assets, including net operating losses. In addition, our effective tax rate for the third quarter of fiscal 2020 was impacted by foreign currency gains recognized as a result of a strengthening Ukrainian hyrvnia. These foreign currency gains caused our effective tax rate to increase by approximately seven percentage points in the third quarter of fiscal 2020. Our effective tax rate for the third quarter of fiscal 2019 was impacted by certain discrete items recognized during the quarter and from a changing mix of domestic and foreign income and certain tax planning strategies applied to minimize the impact of the global intangible low-taxed income ("GILTI") provisions for fiscal 2019.
Segment Results
Certain financial information for our Agriculture, Construction and International business segments is set forth below. “Shared Resources” in the table below refers to the various unallocated income/(expense) items that we have retained at the general corporate level. Revenue between segments is immaterial.

	Three Months Ended October 31,		Increase/	Percent
	2019	2018	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$214,073	$209,697	$4,376	2.1%
Construction	78,031	76,994	1,037	1.3%
International	68,832	74,222	(5,390)	(7.3)%
Total	$360,936	$360,913	$23	—%

Income Before Income Taxes
Agriculture	$10,259	$9,383	$876	9.3%
Construction	347	1,154	(807)	(69.9)%
International	2,061	2,596	(535)	(20.6)%
Segment income (loss) before income taxes	12,667	13,133	(466)	(3.5)%
Shared Resources	(258)	(363)	105	28.9%
Total	$12,409	$12,770	$(361)	(2.8)%
Agriculture
Agriculture segment revenue for the third quarter of fiscal 2020 increased 2.1% compared to the third quarter of fiscal 2019. Same-store sales of our Agriculture segment increased 1.6% for the third quarter of fiscal 2020, as compared to the third quarter of fiscal 2019. The revenue increase was the result of increased parts and service revenue, but partially offset by decreased equipment revenue due primarily to difficult industry conditions.
Agriculture segment income before income taxes was $10.3 million for the third quarter of fiscal 2020 compared to $9.4 million for the third quarter of fiscal 2019. The improvement in segment results was primarily the result of increased parts and service revenue but partially offset by increased operating expenses required to support this increased activity. Lower floorplan and other interest expense for the third quarter of fiscal 2020, as compared to the third quarter of fiscal 2019, also contributed to the improvement in segment results.
Construction
Construction segment revenue for the third quarter of fiscal 2020 increased 1.3% compared to the third quarter of fiscal 2019. The increase in revenue, all of which was due to a same-store sales increase, was the result of increased parts and service revenue. Equipment and rental and other revenue decreased slightly in the third quarter of fiscal 2020, as compared to the third quarter of fiscal 2019.
Our Construction segment income before income taxes was $0.3 million for the third quarter of fiscal 2020 compared to $1.2 million in the third quarter of fiscal 2019. The increase in segment revenue and an improvement in gross profit margin in the third quarter of fiscal 2020, as compared to the third quarter of fiscal 2019, was more than offset by increased operating expenses and increased floorplan and other interest expense. The amount of impairment and restructuring costs recognized in the third quarter of fiscal 2020, as compared to the third quarter of fiscal 2019, also contributed to decreased income before income taxes for the third quarter of fiscal 2020. The dollar utilization of our rental fleet increased from 28.8% in the third quarter of fiscal 2019 to 30.4% in the third quarter of fiscal 2020.
International
International segment revenue for the third quarter of fiscal 2020 decreased 7.3% compared to the third quarter of fiscal 2019. The decrease in segment revenue, all of which was due to a same-store sales decrease, was primarily the result of decreased equipment revenue resulting from challenging industry conditions in certain of our markets reducing industry volumes in those markets.
Our International segment income before income taxes was $2.1 million for the third quarter of fiscal 2020 compared to $2.6 million for the same period last year. The decrease in segment results was primarily the result of decreased equipment revenue. but partially offset by foreign currency gains recognized in the third quarter of fiscal 2020 resulting from a strengthening U.S. dollar relative to the Euro, and a strengthening Ukrainian hryvnia relative to the U.S. dollar.
Shared Resources/Eliminations
We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate most of these net expenses to our segments. Since these allocations are set early in the year, and a portion is planned to be unallocated, unallocated balances may occur. Shared Resources loss before income taxes was $0.3 million for the third quarter of fiscal 2020 compared to $0.4 million for the same period last year.
Nine Months Ended October 31, 2019 Compared to Nine Months Ended October 31, 2018
Consolidated Results
Revenue

	Nine Months Ended October 31,		Increase/	Percent
	2019	2018	(Decrease)	Change
	(dollars in thousands)
Equipment	$654,376	$625,188	$29,188	4.7%
Parts	181,928	166,923	15,005	9.0%
Service	77,215	68,013	9,202	13.5%
Rental and other	40,688	41,734	(1,046)	(2.5)%
Total Revenue	$954,207	$901,858	$52,349	5.8%
The increase in revenue for the first nine months of fiscal 2020 compared to the first nine months of fiscal 2019 was the result of increased revenue from our equipment, parts and service businesses. Same-store sales increased 3.3% over the comparable prior year period resulting from increased revenues within our Agriculture and Construction segments, but partially offset by a same-store sales decrease within our International segment. Our total revenue increase was also positively impacted by our AGRAM acquisition, which occurred in the third quarter of fiscal 2019.

Gross Profit

	Nine Months Ended October 31,		Increase/	Percent
	2019	2018	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$71,031	$69,265	$1,766	2.5%
Parts	53,548	48,669	4,879	10.0%
Service	52,045	46,095	5,950	12.9%
Rental and other	13,076	11,972	1,104	9.2%
Total Gross Profit	$189,700	$176,001	$13,699	7.8%
Gross Profit Margin
Equipment	10.9%	11.1%	(0.2)%	(1.8)%
Parts	29.4%	29.2%	0.2%	0.7%
Service	67.4%	67.8%	(0.4)%	(0.6)%
Rental and other	32.1%	28.7%	3.4%	11.8%
Total Gross Profit Margin	19.9%	19.5%	0.4%	2.1%
Gross Profit Mix
Equipment	37.4%	39.4%	(2.0)%	(5.1)%
Parts	28.2%	27.7%	0.5%	1.8%
Service	27.4%	26.2%	1.2%	4.6%
Rental and other	7.0%	6.7%	0.3%	4.5%
Total Gross Profit Mix	100.0%	100.0%

The $13.7 million increase in gross profit for the first nine months of fiscal 2020, as compared to the same period last year, was primarily due to higher revenue for the first nine months of fiscal 2020 and improved gross profit margins, from 19.5% for the first nine months of fiscal 2019 to 19.9% for the first nine months of fiscal 2020. The improvement in gross profit margin was primarily the result of a change in gross profit mix resulting from a greater percentage of revenue generated by our higher margin parts and service businesses. An improvement in rental and other gross profit margin also contributed to the gross profit margin improvement.
Our company-wide absorption for the first nine months of fiscal 2020 decreased slightly to 76.1% as compared to 76.3% during the same period last year. Our absorption rate for the first nine months of fiscal 2020 was negatively impacted by ERP transition costs recognized during the period.
Operating Expenses

	Nine Months Ended October 31,		Increase/	Percent
	2019	2018	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$165,594	$147,665	$17,929	(12.1)%
Operating Expenses as a Percentage of Revenue	17.4%	16.4%	1.0%	(6.1)%
Our operating expenses for the first nine months of fiscal 2020 increased $17.9 million as compared to the first nine months of fiscal 2019 primarily as a result of increased International segment operating expenses resulting from our AGRAM acquisition, ERP transition costs incurred in the first nine months of fiscal 2020, and increased other costs required to support higher business volumes in our Agriculture and Construction segments. Operating expenses as a percentage of revenue increased to 17.4% in the first nine months of fiscal 2020 from 16.4% in the first nine months of fiscal 2019. The increase in operating expenses as a percentage of total revenue was primarily due to ERP transition costs recognized in the first nine months of fiscal 2020 and the decrease in International equipment revenue in the first nine months of fiscal 2020, which negatively affected our ability to leverage our fixed operating costs within this segment.

Restructuring Costs

	Nine Months Ended October 31,		Increase/	Percent
	2019	2018	Decrease	Change
	(dollars in thousands)
Impairment of Long-Lived Assets	$186	$459	$(273)	59.0%
Restructuring Costs	—	414	(414)	100.0%
We recognized $0.2 million and $0.5 million of impairment charges on certain long-lived assets during first nine months of fiscal 2020 and 2019. Restructuring costs of $0.4 million were recognized during the first nine months of fiscal 2019 related to the Company's revised assumptions, based on changes in circumstances, for our cease-use lease liabilities associated with certain of our previously closed stores.
Other Income (Expense)

	Nine Months Ended October 31,		Increase/	Percent
	2019	2018	(Decrease)	Change
	(dollars in thousands)
Interest income and other income (expense)	$2,687	$2,003	$684	34.1%
Floorplan interest expense	(3,724)	(4,932)	(1,208)	24.5%
Other interest expense	(3,562)	(6,137)	(2,575)	42.0%

The decrease in floorplan interest expense for the first nine months of fiscal 2020, as compared to the same period last year, was primarily due to a decrease in our interest-bearing inventory in the first nine months of fiscal 2020. Interest expense associated with our senior convertible notes, which is reflected in other interest expense, decreased $2.2 million for the first nine months of fiscal 2020, as compared to the same period last year, due to interest expense savings resulting from our partial repurchase of senior convertible notes during the first nine months of fiscal 2019 and the repayment of the remaining outstanding principal balance on the maturity date of May 1, 2019. In addition, other interest expense for the first nine months of fiscal 2019 includes a $0.6 million loss recognized on the senior convertible notes repurchased during the period.
Provision for Income Taxes

	Nine Months Ended October 31,		Increase/	Percent
	2019	2018	Decrease	Change
	(dollars in thousands)
Provision for Income Taxes	$6,041	$4,055	$1,986	(49.0)%

Our effective tax rate was 31.3% for the first nine months of fiscal 2020 and 22.0% for the same period last year. Our effective tax rate is impacted by the mix of income or losses in our domestic and international jurisdictions as well as the impact of valuation allowances on our deferred tax assets, including net operating losses. The increase in our effective tax rate for the first nine months of fiscal 2020, as compared to the same period last year, was primarily the result of foreign currency gains recognized as a result of a strengthening Ukrainian hryvnia, which increased our effective tax rate by approximately seven percentage points for the first nine months of fiscal 2020.
Segment Results
Certain financial information for our Agriculture, Construction and International business segments is set forth below. “Shared Resources” in the table below refers to the various unallocated income/(expense) items that we have retained at the general corporate level. Revenue between segments is immaterial.

	Nine Months Ended October 31,		Increase/	Percent
	2019	2018	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$533,538	$503,526	$30,012	6.0%
Construction	232,813	215,560	17,253	8.0%
International	187,856	182,772	5,084	2.8%
Total	$954,207	$901,858	$52,349	5.8%

Income Before Income Taxes
Agriculture	$18,312	$15,666	$2,646	16.9%
Construction	(541)	(1,773)	1,232	69.5%
International	2,783	6,235	(3,452)	(55.4)%
Segment income (loss) before income taxes	20,554	20,128	426	2.1%
Shared Resources	(1,233)	(1,732)	499	28.8%
Total	$19,321	$18,396	$925	5.0%
Agriculture
Agriculture segment revenue for the first nine months of fiscal 2020 increased 6.0% compared to the same period last year. Same-store sales increased 5.7% for the first nine months of fiscal 2020, as compared to the same period last year. The revenue increase was the result of increased revenue in each of our equipment, parts and service businesses.
Agriculture segment income before income taxes was $18.3 million for the first nine months of fiscal 2020 compared to $15.7 million over the first nine months of fiscal 2019. The improvement in segment results was largely the result of increased revenue, but partially offset by increased operating expenses required to support increased volumes within this segment.
Construction
Construction segment revenue for the first nine months of fiscal 2020 increased 8.0% compared to the same period last year, all of which was due to a same-store sales increase, and arose from increased revenue from our equipment, parts and service businesses. Rental and other revenue for the first nine months of fiscal 2020 was flat compared to the same period last year.
Our Construction segment loss before income taxes was $0.5 million for the first nine months of fiscal 2020 compared to $1.8 million for the first nine months of fiscal 2019. The improvement in segment results was primarily due to increased revenue and improved gross profit margins, but partially offset by increased operating expenses required to support increased activity within this segment. The dollar utilization of our rental fleet increased from 24.0% in the first nine months of fiscal 2019 to 25.5% in the first nine months of fiscal 2020.
International
International segment revenue for the first nine months of fiscal 2020 increased 2.8% compared to the same period last year primarily due to our AGRAM acquisition that was completed early in the third quarter of fiscal 2019. Partially offsetting the impact of our AGRAM acquisition is a same-store sales decrease of 9.3% in the first nine months of fiscal 2020 compared to the same period last year due to decreased equipment revenue resulting from challenging industry conditions in certain of our markets.
Our International segment income before income taxes was $2.8 million for the first nine months of fiscal 2020 compared to $6.2 million for the same period last year. The decrease in segment results was primarily the result of decreased equipment revenue and the resulting negative impact on our ability to leverage our fixed operating costs within this segment.
Shared Resources/Eliminations
We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate most of these net expenses to our segments. Since these allocations are set early in the year, and a portion is planned to be unallocated, unallocated balances may occur. Shared Resources loss before income taxes was $1.2 million for the first nine months of fiscal 2020 compared to loss before income taxes of $1.7 million for the same period last year.

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
The following tables reconcile (i) net income, a GAAP measure, to adjusted net income and (ii) Diluted EPS, a GAAP measure, to adjusted Diluted EPS:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
	(dollars in thousands, except per share data)
Adjusted Net Income
Net Income	$8,214	$10,776	$13,280	$14,341
Adjustments
ERP transition costs	2,062	—	4,778	—
Loss on repurchase of senior convertible notes	—	—	—	615
Restructuring and impairment charges	51	153	186	873
Total Pre-Tax Adjustments	2,113	153	4,964	1,448
Less: Tax Effect of Adjustments (1)	444	32	1,042	280
Total Adjustments	1,669	121	3,922	1,208
Adjusted Net Income	$9,883	$10,897	$17,202	$15,549

Adjusted Diluted EPS
Diluted EPS	$0.37	$0.48	$0.60	$0.65
Adjustments (2)
ERP transition costs	0.09	—	0.21	—
Loss on repurchase of senior convertible notes	—	—	—	0.03
Restructuring and impairment charges	—	0.01	0.01	0.04
Total Pre-Tax Adjustments	0.09	0.01	0.22	0.07
Less: Tax Effect of Adjustments (1)	0.02	—	0.05	0.01
Total Adjustments	0.07	0.01	0.17	0.06
Adjusted Diluted EPS	$0.44	$0.49	$0.77	$0.71

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
Equipment Inventory and Floorplan Payable Credit Facilities
As of October 31, 2019, the Company had floorplan payable lines of credit for equipment purchases totaling $660.0 million, which is primarily comprised of a $400.0 million credit facility with CNH Industrial, a $140.0 million floorplan payable line under the Wells Fargo Credit Agreement, and a $60.0 million credit facility with DLL Finance.
In November 2019, the Company amended its credit facility with CNH Industrial, increasing the available borrowings from $400.0 million to $450.0 million, which increases our total floorplan lines of credit for equipment purchases to $710.0 million.
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
At the maturity date of our Wells Fargo Credit Agreement, we expect to have sufficient available cash and available borrowing capacity under our various other floorplan lines of credit to provide sufficient liquidity to our business. We also expect, prior to the maturity of our Wells Fargo Credit Agreement, to enter into a credit facility with a syndicate of banking partners that is similar in its terms to our current Wells Fargo Credit Agreement.
Our equipment inventory turnover decreased slightly from 1.8 times for the four quarter period ended October 31, 2018 to 1.7 times for the four quarter period ended October 31, 2019. The increase in equipment sales volume over the four quarter period ended October 31, 2019 as compared to the four quarter period ended October 31, 2018 was offset by an increase in our average equipment inventory over these time periods. Our equity in equipment inventory, which reflects the portion of our equipment inventory balance that is not financed by floorplan payables, decreased to 18.0% as of October 31, 2019 from 34.4% as of January 31, 2019. The decrease in our equity in equipment inventory is primarily due to the stocking of new equipment inventories during the nine months ended October 31, 2019 and the higher level of floorplan financing available on such inventories, and increased borrowing on our floorplan lines of credit following the repayment of our outstanding senior convertible notes on May 1, 2019.
Senior Convertible Notes
The Company's senior convertible notes matured on May 1, 2019. The Company repaid the outstanding principal balance of $45.6 million on the maturity date using available cash resources and available borrowing capacity under our various floorplan payable lines of credit.
Long-Term Debt
The Company finalized two real estate mortgage financing arrangements during the nine month period ended October 31, 2019. The financing arrangements, with an aggregate outstanding balance as of October 31, 2019 of approximately $11.0 million, require monthly or quarterly installment payments, which in the aggregate amount to approximately $0.5 million quarterly, with one arrangement requiring a final payment at maturity in June 2024 of $3.4 million. The financing arrangements are secured by real estate assets.

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
As of October 31, 2019, we were in compliance with the financial covenants under our CNH Industrial and DLL Finance credit agreements and we were not subject to the fixed charge coverage ratio covenant under the Wells Fargo Credit Agreement as our adjusted excess availability plus eligible cash collateral (as defined therein) was not less than 15% of the total amount of the credit facility as of October 31, 2019. While not expected to occur, if anticipated operating results create the likelihood of a future covenant violation, we would expect to work with our lenders on an appropriate modification or amendment to our financing arrangements.
Cash Flow
Cash Flow Provided by (Used for) Operating Activities
Net cash used for operating activities was $8.3 million for the first nine months of fiscal 2020, compared to net cash provided by operating activities of $11.7 million for the first nine months of fiscal 2019. The change in net cash provided by (used for) operating activities is primarily the result of increased inventory stock for the first nine months of fiscal 2020 and the mix of floorplan financing between manufacturer and non-manufacturer floorplan financing.
We evaluate our cash flow from operating activities net of all floorplan activity and maintaining a constant level of equity in our equipment inventory. Taking these adjustments into account, our adjusted cash flow used for operating activities was $35.0 million for the first nine months of fiscal 2020 compared to an adjusted cash flow provided by operating activities of $1.5 million for the first nine months of fiscal 2019. The increase in adjusted cash flow used for operating activities for the first nine months of fiscal 2020 is primarily the result of increased equipment inventory stocking during the first nine months of fiscal 2020 as compared to the same period last year. See the Adjusted Cash Flow Reconciliation below for a reconciliation of adjusted cash flow used for operating activities to the GAAP measure of cash flow used for operating activities.
Cash Flow Used for Investing Activities
Net cash used for investing activities was $30.8 million for the first nine months of fiscal 2020, compared to $23.7 million for the first nine months of fiscal 2019. The increase in cash used for investing activities was the result of an increased level of property and equipment purchases, including rental fleet, for the first nine months of fiscal 2020 compared to the same period last year.
Cash Flow Provided by Financing Activities
Net cash provided by financing activities was $34.9 million for the first nine months of fiscal 2020 compared to $11.3 million for the first nine months of fiscal 2019. For both periods, net cash provided by financing activities was impacted by increased non-manufacturer floorplan payables associated with seasonal inventory stocking, repurchasing or repaying our senior convertible notes and repaying other long-term debt obligations. In addition, during the first nine months of fiscal 2020, net cash provided by financing activities was impacted by borrowings under new real estate financing arrangements and borrowings under our working capital line of credit under our Wells Fargo Credit Agreement.
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

Our equity in equipment inventory decreased to 18.0% as of October 31, 2019 from 34.4% as of January 31, 2019, and decreased to 26.2% as of October 31, 2018 from 38.2% as of January 31, 2018.
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

	Net Cash Provided by (Used for) Operating Activities		Net Cash Provided by (Used for) Financing Activities
	Nine Months Ended October 31, 2019	Nine Months Ended October 31, 2018	Nine Months Ended October 31, 2019	Nine Months Ended October 31, 2018
	(in thousands)		(in thousands)
Cash Flow, As Reported	$(8,289)	$11,726	$34,902	$11,309
Adjustment for Non-Manufacturer Floorplan	62,387	43,896	(62,387)	(43,896)
Adjustment for Constant Equity in Equipment Inventory	(89,076)	(54,109)	—	—
Adjusted Cash Flow	$(34,978)	$1,513	$(27,485)	$(32,587)
Certain Information Concerning Off-Balance Sheet Arrangements
As of October 31, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
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
Forward-looking statements are statements based on future expectations and specifically may include, among other things, statements relating to our expectations regarding exchange rate and interest rate impact on our business, the impact of farm income levels on our customers' demand for agricultural equipment and services, the impact of oil prices on market demand for equipment and services, the general market conditions of the agricultural and construction industries, equipment inventory levels, discussion of the anticipated implementation date of our new ERP system, and our primary liquidity sources, including statements relating to our ability to enter into a new credit facility prior to the maturity of our current Wells Fargo Credit Agreement, and the adequacy of our capital resources. Any statements that are not based upon historical facts, including the outcome of events that have not yet occurred and our expectations for future performance, are forward-looking statements. The words “potential,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” “plan,” “anticipate,” and similar words and expressions are intended to identify forward-looking statements. Such statements are based upon the current beliefs and expectations of our management. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, adverse market conditions in the agricultural and construction equipment industries, and those matters identified and discussed under the section titled “Risk Factors” in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q. Although we are not aware of any other factors, aside from those discussed in our Form 10-K, that we currently anticipate will cause our forward-looking statements to differ materially from our future actual results, or materially affect the Company’s financial condition or future results, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition and/or operating results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates.
Interest Rate Risk
Exposure to changes in interest rates results from borrowing activities used to fund operations. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. We have both fixed and floating rate financing. Some of our floating rate credit facilities contain minimum rates of interest to be charged. Based upon our interest-bearing balances and interest rates as of October 31, 2019, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $1.9 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $1.9 million. At October 31, 2019, we had floorplan payables of $445.7 million, of which approximately $188.6 million was variable-rate floorplan payable and $257.1 million was non-interest bearing. In addition, at October 31, 2019, we had total long-term debt, including finance lease obligations, of $54.9 million, of which $10.0 million was variable rate debt and $44.9 million was fixed rate debt.
Foreign Currency Exchange Rate Risk
Our foreign currency exposures arise as the result of our foreign operations. We are exposed to transactional foreign currency exchange rate risk through our foreign entities’ holding assets and liabilities denominated in currencies other than their functional currency. In addition, the Company is exposed to foreign currency transaction risk as a result of certain intercompany financing transactions. The Company attempts to manage its transactional foreign currency exchange rate risk through the use of derivative financial instruments, primarily foreign exchange forward contracts, or through natural hedging instruments. Based upon balances and exchange rates as of October 31, 2019, holding other variables constant, we believe that a hypothetical 10% increase or decrease in all applicable foreign exchange rates would not have a material impact on our results of operations or cash flows. As of October 31, 2019, our Ukrainian subsidiary had $4.5 million of net monetary assets denominated in Ukrainian hryvnia ("UAH"). We have attempted to minimize our net monetary asset position in Ukraine through reducing overall asset levels in Ukraine and through borrowing in UAH which serves as a natural hedging instrument offsetting our net UAH denominated assets. At certain times, currency and payment controls imposed by the National Bank of Ukraine have limited our ability to manage our net monetary asset position. While the UAH has recently remained relatively stable, an escalation of political tensions or economic instability could lead to significant UAH devaluations, which could have a material impact on our results of operations and cash flows.
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

10.1
Amendment dated November 13, 2018 to the Amended and Restated Wholesale Floor Plan Credit Facility and Security Agreement dated November 13, 2007 by and between the registrant and CNH Industrial Capital America LLC.

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

101
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended October 31, 2019, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	December 5, 2019
TITAN MACHINERY INC.

		By	/s/ Mark Kalvoda
Mark Kalvoda
Chief Financial Officer
(Principal Financial Officer)