Form 10-K
period 2020-01-31
Titan Machinery Inc.
filed 2020-04-07
CIK 1409171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JANUARY 31, 2020
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
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of our common stock held by non-affiliates as of July 31, 2019 was approximately $386.4 million (based on the last sale price of $20.74 per share on such date as reported on the NASDAQ Global Select Market).
The number of shares outstanding of the registrant's common stock as of March 31, 2020 was 22,335,152 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant's 2020 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report.

We make available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, on our website, http://www.titanmachinery.com, as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the Securities and Exchange Commission ("SEC"). We are not including the information on our website as a part of, or incorporating it by reference into, this Form 10-K.

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
We offer our customers a one-stop solution by providing equipment and parts sales, equipment repair and maintenance services, and rental functions in each store. Our full service approach provides us with multiple points of customer contact and cross-selling opportunities. We believe our mix of equipment sales and recurring parts and service sales, as well as our diverse geographic footprint, provide us with diversification, which we believe aids in reducing the risks we face associated with adverse economic cycles that affect particular geographic markets or segments. We also believe our scale, customer service, diverse and stable customer base, centralized resources, and experienced management team provide us with a competitive advantage in many of our local markets.
Throughout our 39-year operating history, we have built an extensive, geographically contiguous network of 74 stores in the U.S. and 33 stores in Europe. Our Agriculture stores in the U.S. are located in Iowa, Minnesota, Nebraska, North Dakota and South Dakota and include several highly productive farming regions, such as the Red River Valley in eastern North Dakota and northwestern Minnesota, portions of the corn belt in Iowa, eastern South Dakota and southern Minnesota, and along the I-80 corridor in Nebraska, which sits on top of the Ogallala Aquifer. Our Construction stores are located in Arizona, Colorado, Iowa, Minnesota, Montana, Nebraska, North Dakota, South Dakota, Wisconsin and Wyoming. Our International stores are located in the European countries of Bulgaria, Germany, Romania, Serbia and Ukraine.
We have a history of growth through acquisitions. Since January 1, 2003, we have completed the acquisition of over 50 dealerships located in 11 U.S. states and four European countries, along with establishing new startup operations and a network of stores in Ukraine. We believe that there will continue to be opportunities for dealership consolidation in the future, and we expect that acquisitions will continue to be a component of our long-term growth strategy.
Products and Services
Within each of our segments, we have four principal sources of revenue: new and used equipment sales, parts sales, equipment repair and maintenance services, and equipment rental and other business activities.
New and Used Equipment Sales
We sell new agricultural and construction equipment manufactured under the CNH Industrial family of brands as well as equipment from a variety of other manufacturers. The used equipment we sell is primarily acquired through trade-ins from our customers. The agricultural equipment we sell and service includes machinery and attachments for uses ranging from large-scale farming to home and garden purposes. The construction equipment we sell and service includes heavy construction machinery, light industrial machinery for commercial and residential construction, road and highway construction machinery, and mining operations equipment. Equipment sales generate cross-selling opportunities by populating our markets with equipment in need of service and parts. Equipment revenue represented 70.3%, 72.1% and 70.8% of total revenue for the fiscal years ended January 31, 2020, 2019 and 2018.

Parts Sales
We maintain an extensive in-house parts inventory to provide timely parts and repair and maintenance support to our customers. Our parts sales provide a relatively stable revenue stream that is less sensitive to economic cycles than our equipment sales. Parts revenue represented 17.9%, 16.7% and 17.0% of total revenue for the fiscal years ended January 31, 2020, 2019 and 2018.
Equipment Repair and Maintenance Services
We provide repair and maintenance services, including warranty repairs, for our customers' equipment. All of our stores have service bays staffed by trained service technicians. In addition, our technicians are able to make off-site repairs at customer locations. We provide proactive and comprehensive customer service by maintaining service histories for each piece of equipment owned by our customers, maintaining 24/7 service hours in times of peak equipment usage, providing on-site repair services, scheduling off-season maintenance activities with customers, notifying customers of periodic service requirements and providing training programs to customers in order to educate them on standard maintenance requirements. Our after-market repair and maintenance services have historically provided a high-margin, relatively stable source of revenue through changing economic cycles. Service revenue represented 7.6%, 6.9%, and 7.4% of total revenue for the fiscal years ended January 31, 2020, 2019 and 2018.
Equipment Rental and Other Business Activities
We rent equipment to our customers, primarily in the Construction segment, for periods ranging from a few days to seasonal rentals. We actively manage the size, quality, age and composition of our rental fleet and closely monitor and analyze customer demand and rate trends. We service our fleet through our on-site parts and services team, and market our rental equipment through our retail sales force. Our rental activities create cross-selling opportunities in equipment sales, including rent-to-own purchase options on our non-fleet rentals.
We provide ancillary equipment support activities such as equipment transportation, Global Positioning System ("GPS") signal subscriptions and other precision farming products, farm data management products, and CNH Industrial finance and insurance products.
Equipment rental and other revenue represented 4.2%, 4.3% and 4.7% of total revenue for the fiscal years ended January 31, 2020, 2019 and 2018.
Industry Overview
Agricultural Equipment Industry
Agricultural equipment is purchased primarily by commercial farmers for the production of crops used for food, fiber, feed grain and feedstock for renewable energy. Agricultural equipment is also purchased by "life-style farmers" and for home and garden applications, and for maintenance of commercial, residential and government properties. Deere & Company ("Deere"), CNH Industrial, and Agco Corporation ("AGCO") are the largest global manufacturers of agricultural equipment and they each manufacture a full line of equipment and parts that supply the primary machinery requirements of farmers. In addition to the major manufacturers, several short-line manufacturers produce specialized equipment that satisfies various niche requirements of farmers. Agricultural equipment manufacturers typically grant dealers in the U.S. defined sales and marketing territories with designated store locations to distribute their products.
We believe there are many factors that influence demand for agricultural equipment, parts and repair and maintenance services, including net farm income, commodity markets, production yields, tariffs and trade policies, interest rates, government policies, European Union subvention funds and individual European country subsidies, tax policies, local growing conditions, and general economic conditions. Any of these conditions can change materially in a short time period, creating volatility in demand for our products and services. Federal legislation, such as the Farm Bill, attempts to stabilize the agriculture industry through various policies including (i) commodity programs consisting of direct, counter-cyclical and price support payments to farmers; (ii) conservation programs; (iii) crop insurance programs; and (iv) disaster relief programs. For the past two growing seasons, the U.S. Federal government has furnished market facilitation program payments to farmers or ranchers to compensate for the adverse impact of U.S.-China trade policies, which payments have assisted our customers. We believe that these various federal policies reduce financial volatility in the agriculture industry and assist farmers in continuing to operate their farms during economic down cycles and through the adverse headwinds caused by trade policies and tariffs.
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
Business Strengths
We believe the following attributes are important factors in our ability to compete effectively and to achieve our long-term financial objectives:
Centralized Inventory Management
We believe our significant scale enables us to centrally manage our inventory, permitting us to more effectively manage inventory levels at each store while still providing a significant breadth of equipment and parts inventories to our customers throughout our footprint. Moreover, our floorplan financing capacity enables us to opportunistically purchase and carry inventory to satisfy market demands.
Superior Customer Service at the Local Level
Our centralization of numerous administrative functions better positions our employees in the field to focus on customer service. We believe that the following capabilities enable us to better service our customers:

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

We spend significant time and resources training our employees to effectively service our customers in each of our local markets. Our training program involves active participation in all manufacturer-sponsored training programs, the use of industry experts for customized training programs, and a centralized training team to assist in training programs and the integration of newly-acquired dealerships. We also partner with several technical colleges to sponsor students who we plan to eventually employ as service technicians.
Ability to Act on Acquisition Opportunities
We believe that our experienced management team and access to capital enables us to be opportunistic in responding to accretive growth opportunities, primarily arising from the continued consolidation of the dealer network.
Superior Centralized Marketing Systems
Our shared resource group includes a professional marketing team that supports all aspects of brand and solution awareness, customer analytics and targeting, and lead generation through multichannel campaigns that typically incorporate digital marketing (email, website, search, social and syndication), direct mail, and regional and local advertising and sponsorships. Our marketing functions also drive increased customer engagement and loyalty through participation in trade shows and industry events and communication and coordination for local store open houses, service clinics, equipment demonstrations, product showcases and customer appreciation outings.
Ability to Attract and Retain Superior Employees.
We recognize that attracting and retaining talented employees is essential to achieving outstanding company performance. We strive to develop our employees through a structured training program, and to invest in our employees' development. In addition, we strive to implement a compensation system that rewards employees for high performance. We believe that our efforts in these areas will enable us to attract and retain superior employees, necessary for us to be successful in our industry.

Diverse and Stable Customer Base Reduces Market Risk
Our large geographic footprint covering 11 U.S. states and five European countries provides a diversified customer base. We believe that this diverse customer base reduces the potential impact of risks associated with customer concentration and fluctuations in local market conditions. During fiscal 2020, none of our customers accounted for more than 1.0% of our total revenue. Revenue from customers located outside of the United States is primarily included in our International segment, which represented 18.1%, 18.4% and 17.5% of total consolidated revenue during fiscal 2020, 2019 and 2018. In addition, our large geographic footprint enables us to capitalize on crop diversification and disparate weather in growing regions, as well as local trends in residential, infrastructure and commercial construction.
Experienced Management Team
Our executive team is led by David Meyer, our Board Chair and Chief Executive Officer, who has over 40 years of industry experience. Our other executive team members, managers in the field, and equipment sales consultants also have extensive knowledge and experience in our industry. We compensate, develop and review our managers and sales employees based on an approach that aligns their incentives with the goals and objectives of our Company, including achievement of revenue, profitability, market share and balance sheet objectives. We believe the strength of our management team will improve our success in the marketplace.
Growth Strategy
We pursue the following growth strategies:
Increasing Same-Store Sales and Market Share
Increasing same-store sales and market share is one of our priorities. This type of growth both enhances our current period revenue and increases our potential future revenue during the life of the sold equipment as a result of the potential for recurring parts and service business. We seek to generate growth in same-store sales and market share through the following:

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
Strategic Acquisitions
Since January 1, 2003, we have completed the acquisition of over 50 dealerships located in 11 U.S. states and four European countries. In addition, we have added dealership locations in Ukraine through new start-up operations. The agricultural and construction equipment industries are fragmented and consist of many relatively small, independent businesses serving discrete local markets. We believe a favorable climate for dealership consolidation will continue to exist in the future due to several factors, including the competitiveness of our industry, increased dealer capitalization requirements, increased sophistication and complexity of equipment and related technologies, increased expectations from our customers and our equipment suppliers, and the lack of succession alternatives for many current owners. We intend to pursue acquisitions with the objectives of entering new markets, consolidating distribution within our existing footprint, and strengthening our competitive position. We expect that opportunistic acquisitions will continue to be a component of our long-term growth strategy.
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
The consent of CNH Industrial is required to acquire any CNH Industrial dealership. Additionally, the consent of our lender group, consisting of a number of national and regional banks (the "Bank Syndicate"), is required for acquisitions meeting certain thresholds or other criteria as defined in our credit agreement (which credit agreement was formerly referred to as the "Wells Fargo Credit Agreement"). Effective as of April 3, 2020, we amended and restated the Wells Fargo Credit Agreement, which we now refer to as the "Bank Syndicate Credit Facility."
Suppliers
CNH Industrial—Case IH Agriculture, Case Construction, New Holland Agriculture and New Holland Construction
CNH Industrial is a publicly-traded, global leader in the agricultural and construction equipment industries. In 2019, CNH Industrial generated $13.7 billion in revenue from its equipment operations. CNH Industrial is the world's second largest manufacturer of agricultural equipment, manufacturing the Case IH Agriculture and New Holland Agriculture brands of equipment. Case IH Agriculture, recognized by the red color of its equipment, possesses over 170 years of farm equipment heritage. New Holland Agriculture, recognized by the blue color of its tractors and the yellow color of its harvesting and hay equipment, has over 120 years of farm equipment industry experience. The Case Construction and New Holland Construction brands are owned and operated by CNH Industrial.
In fiscal 2020, CNH Industrial supplied approximately 74% of the new equipment sold in our Agriculture segment, 70% of the new equipment sold in our Construction segment, and 62% of the new equipment sold in our International segment. In addition, CNH Industrial provides financing and insurance products and services to our end-user customers through its affiliate CNH Industrial Capital America, LLC ("CNH Industrial Capital").
Our relationship with CNH Industrial is more than a typical supply relationship; it is strategic for both our Company and CNH Industrial. In that regard, we believe that it is in each company's interest to maintain and develop the longstanding strong relationship we share.
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
Each of the CNH Industrial Dealer Agreements assign to us a geographically defined area of primary responsibility, providing us with distribution and product support rights within the identified territory for specific equipment products. Although the dealer appointment is non-exclusive, in each territory there is typically only one dealer responsible for retail sales to end-users and for after-sales product support of the equipment. If we sell certain CNH Industrial construction equipment outside of our designated sales and service areas, CNH Industrial has the right to require that we pay sales and service fees for purposes of compensating the dealer assigned to such territory. We are authorized to display and use CNH Industrial trademarks and trade names at our stores, with certain restrictions.
Under our CNH Industrial Dealer Agreements, we have both the right and obligation to sell CNH Industrial equipment and related parts and products and to provide customers with repair services. The CNH Industrial Dealer Agreements impose various requirements on us regarding the location and appearance of facilities, satisfactory levels of new equipment and parts inventories, the training of personnel, adequate business enterprise and information technology system, adequate working capital, a maximum adjusted debt to tangible net worth ratio, development of annual sales and marketing goals, and furnishing of monthly and annual financial information to CNH Industrial. We must obtain the approval or consent of CNH Industrial in the event of proposed fundamental changes to our ownership, governance or business structure (defined as "change in control" events) including, among other things, (i) a merger, consolidation or reorganization, unless securities representing more than 50% of the total combined voting power of the successor corporation are immediately owned, directly or indirectly, by persons that owned our securities prior to the transaction; (ii) a sale of all or substantially all of our assets; (iii) any transaction or series of transactions resulting in a person or affiliated group acquiring 30% or more of the combined voting power of our securities or, in the case of a competitor of CNH Industrial, 20% or more of the combined voting power of our securities; (iv) a substantial disposition of shares of our common stock by certain named executives; (v) certain significant changes in the composition of our Board of Directors; and (vi) replacement of our Chief Executive Officer. The CNH Industrial Dealer Agreements do not establish mandatory minimum or maximum retail pricing for our equipment, parts, or service offerings.
The Case IH Agricultural dealership agreement and the Case Construction dealership agreement have fixed terms expiring on December 31, 2027, and renew automatically for successive 5-year terms unless either party notifies the other party of its intention not to renew or otherwise exercises its termination rights under the agreement. The New Holland dealership agreement is a 12-month agreement, with automatic 1-year renewals unless either party notifies the other party of its intention not to renew or otherwise exercises its termination rights under the agreement.

CNH Industrial has the right to terminate its dealer agreements with us immediately in certain circumstances, including in the event of (i) our insolvency or bankruptcy, (ii) a material breach by us of the provisions of a CNH Industrial Dealer Agreement or (iii) our failure to secure the consent of CNH Industrial prior to the occurrence of a “change in control” event. The CNH Industrial Dealer Agreements governing Case Construction equipment grants CNH Industrial the right to terminate these CNH Industrial Dealer Agreements for any reason upon 120 days prior written notice. In addition, we have the right to terminate any of the CNH Industrial Dealer Agreements at any time, with or without cause, upon 60 days prior written notice. Subject to protections provided under state dealer protection laws, in the event that CNH Industrial offers a new dealer agreement or an amendment to the existing CNH Industrial Dealer Agreements to all authorized CNH Industrial dealers located in the state, CNH Industrial is permitted to terminate our existing CNH Industrial Dealer Agreements for stores located in that state upon at least 180 days prior written notice if we refuse or otherwise fail to enter into such new agreements or amendments. In addition, to the extent CNH Industrial determines that we are not meeting our obligations under the CNH Industrial Dealer Agreement with respect to a particular product, CNH Industrial may, upon 60 days prior written notice to us, remove such product from the authorized product list allowed to be sold or serviced by us. In the event of termination of any of the CNH Industrial Dealer Agreements, CNH Industrial is obligated to repurchase the inventory of the CNH Industrial brand applicable to the agreement being terminated. The CNH Industrial Dealer Agreements generally do not include non-compete provisions that apply during or after the term of such agreements or limit our operations apart from our designated CNH Industrial dealership store locations. Our CNH Dealer Agreements for Case Construction equipment, absent consent of CNH Industrial, restrict our ability to sell competing products (new equipment and parts) of other manufacturers at our Case dealership store locations during the term of such agreements. Our CNH Industrial Dealer Agreements require us to operate any material business activities not related to sales of CNH Industrial products or services to customers in agricultural, construction, industrial or similar markets separately from our CNH Industrial dealership business.
The CNH Industrial Dealer Agreements and industry practices generally provide that payment on equipment and parts purchased from CNH Industrial entities is due within 30 days, at which time the equipment inventory is then financed through one of our floorplan payable credit facilities. CNH Industrial makes available to us any floorplan programs, parts return programs, sales or incentive programs or similar plans or programs it offers to its other dealers, and provides us with promotional items and marketing materials.
The CNH Industrial Dealer Agreements for our European operations, with the exception of Ukraine, grant to us exclusive territories. We are restricted in our ability to sell competing products in our assigned territories. Our CNH Dealer Agreements of our European operations do not have a fixed term. CNH Industrial can terminate these agreements immediately in certain circumstances constituting cause, and for any reason upon twenty-four (24) months' prior written notice.
Other Suppliers
In addition to products supplied by CNH Industrial, we sell a variety of new equipment and parts supplied by other manufacturers. These products tend to address specialized niche markets and complement the CNH Industrial products we sell by filling gaps in the CNH Industrial line of products. We believe our offering of products for specialized niche markets supports our goal of being a one-stop solution for our customers' equipment needs at each of our stores. Approximately 30% of our total new equipment sales in fiscal 2020 resulted from sales of products manufactured by companies other than CNH Industrial, with our single largest manufacturer other than CNH Industrial representing approximately 2% of our total new equipment sales. The terms of our arrangements with these other suppliers vary, but most of the dealership agreements contain termination provisions allowing the supplier to terminate the agreement after a specified notice period, which is typically 30 days. Payment and financing practices with these other suppliers are similar to those practices described above with respect to the CNH Industrial entities.
Customers
Our North America agriculture customers vary from small, single machine owners to large farming operations, primarily in the states of Iowa, Minnesota, Nebraska, North Dakota and South Dakota. In fiscal 2020, no single agriculture customer accounted for more than 1.0% of our Agriculture revenue.
Our Construction customers include a wide range of construction contractors, public utilities, mining, forestry, energy companies, farmers, municipalities and maintenance contractors, primarily in the states of Arizona, Colorado, Iowa, Minnesota, Montana, Nebraska, North Dakota, South Dakota, Wisconsin and Wyoming. They vary in size from small, single machine owners to large firms. In fiscal 2020, no single construction equipment customer accounted for more than 2.0% of our Construction revenue.
Our International customers vary from small, single machine owners to large farming operations, primarily in the European countries of Bulgaria, Germany, Romania, Serbia and Ukraine. We also sell Case construction equipment in Bulgaria and Romania. In fiscal 2020, no single international customer accounted for more than 3.0% of our International revenue.

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
CNH Industrial Capital offers floorplan payable financing to CNH Industrial dealers to finance the purchase of inventory from CNH Industrial and for used equipment inventory purchased on trade-ins from our customers. CNH Industrial Capital provides this financing in part to enable dealers to carry representative inventories of equipment and encourage the purchase of goods by dealers in advance of seasonal retail demand. CNH Industrial Capital charges variable market rates of interest based on the prime rate on balances outstanding after any interest-free periods and receives a security interest in inventory and other assets. Interest-free periods are generally about four months in duration for both new and used agriculture and construction equipment. As of January 31, 2020, we had a $450.0 million floorplan credit facility with CNH Industrial Capital.
In addition to the CNH Industrial Capital floorplan line of credit, as of January 31, 2020, we also had a $140.0 million wholesale floorplan line of credit under the Wells Fargo Credit Agreement, and a $60.0 million credit facility with DLL Finance LLC that can be used to finance inventory purchases. Effective as of April 3, 2020, we amended and restated the Wells Fargo Credit Agreement (hereafter referred to as the "Bank Syndicate Credit Facility"), under which we have total borrowing capacity of $250.0 million, $185.0 million allocated to a floorplan line and $65.0 million allocated to an operating line. In addition, we have other lines of credit offered by various financial institutions as well as floorplan payable financing programs offered by manufacturers and suppliers, or their third party lenders, from which we purchase equipment inventory.
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
Equipment Sales Consultants and Centralized Support
Our equipment sales employees (who we refer to as "equipment sales consultants") perform a variety of functions, such as servicing customers at our stores, calling on existing customers, and soliciting new business at farming, construction and industrial sites. We develop customized marketing programs for our sales force by analyzing each customer group for profitability, buying behavior and product selection. All members of our sales force are expected to participate in internal and external manufacturer-sponsored training sessions to develop product and application knowledge, sales techniques and financial acumen. Our shared resources group provides centralized sales and marketing support for our field operations, and coordinates centralized media buys, strategic planning, sales support and training. In addition, we enable our regional and area managers and their sales teams to develop localized sales and marketing strategies.
Parts Managers and Service Managers
Our parts managers and service managers are involved in our efforts to market parts and service, taking advantage of our seasonal marketing campaigns in parts and service sales. As a group, they have won multiple awards from our suppliers for their efforts benefiting both our customers and our key suppliers.
Website
Our used equipment inventories are marketed on our website, www.titanmachinery.com, through an equipment search feature which allows users to search by equipment type, manufacturer, price and/or store. A picture of each piece of equipment is shown, along with the equipment specifications, price and store location. Parts manufactured by the CNH Industrial brands are marketed and can be purchased directly through our website. Other sales and financing programs are also marketed through our website. Finally, our website provides dealer locater search functions and provides the contact information for the various departments at each of our stores.

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
Competition
The agricultural and construction equipment sales and distribution industries are highly competitive and fragmented, with large numbers of companies operating on a regional or local scale. Our competitors range from multi-location, regional operators to single-location dealers and include dealers and distributors of competing equipment brands, including Deere, Caterpillar and the AGCO brands, as well as other dealers and distributors of the CNH Industrial family of brands. Competition among equipment dealers, whether they offer agricultural or construction products or both, is primarily based on the price, value, reputation, quality and design of the products, customer service including repair and maintenance service provided by the dealer, the availability of equipment and parts, and the accessibility of stores. While we believe we compete favorably on each of these competitive factors, our sales and margins may be impacted by (i) aggressive pricing competition by equipment manufacturers or their dealers, (ii) our ability to obtain higher service margins based on our service quality and reputation, and (iii) our ability to attract new and maintain existing customers based on the availability and quality of the products we offer and our local relationships and reputation.
We are one of the established regional-scale agricultural and construction equipment dealers in the U.S. and Europe. The number of other agricultural and construction equipment dealers operating on a regional scale is limited. Our primary regional-scale competitors include RDO Equipment Co., Butler Machinery, Ziegler Inc., Brandt Holdings Co., Wagner Equipment Co., 21st Century Equipment, LLC, AKRS Equipment, C & B Operations, LLC, and Van Wall Equipment.
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
Intellectual Property
We have registered trademarks for certain names and designs used in our business and have trademark applications pending for certain others. We generally operate each of our stores under the Titan Machinery name. Case IH, Case and New Holland are registered trademarks of CNH Industrial, which we use in connection with advertisements and sales as authorized under our CNH Industrial Dealer Agreements. We also license trademarks and trade names from other suppliers of equipment to us.
Product Warranties
Product warranties for new equipment and parts are provided by the original equipment manufacturer ("OEM"). The term and scope of these warranties vary greatly by OEM and by product. At the time equipment is purchased, we also offer customers the option of purchasing extended warranty protection provided by the OEM or through various third-party warranty providers. We are paid by the OEM for repairs we perform on equipment under warranty. We generally sell used equipment "as is" and without OEM warranty unless the original warranty period has not expired and is transferable. We also offer extended warranty programs on certain used equipment through various third-party warranty providers.
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
Employees
As of January 31, 2020, we employed 1,612 full-time and 118 part-time employees. Our employees are not covered by a collective bargaining agreement. We believe our relations with our employees are good.
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
The substantial majority of our business involves the sale and distribution of new equipment and after-market parts supplied by CNH Industrial and the servicing of equipment manufactured by CNH Industrial. In fiscal 2020, CNH Industrial supplied approximately 74% of the new equipment sold in our Agriculture segment, 70% of the new equipment sold in our Construction segment, and 62% of the new equipment sold in our International segment, and supplied a significant portion of our parts inventory.
In addition to being our primary supplier, CNH Industrial provides us with the following important inputs for our business:

•	Floorplan payable financing for the purchase of a substantial portion of our equipment inventory;

•	Retail financing used by many of our customers to purchase CNH Industrial equipment from us;

•	Reimbursement for warranty work performed by us pursuant to CNH’s product warranties;

•	Incentive programs and discount programs offered from time to time that enable us to price our products more competitively; and

•	Promotional and marketing activities on national, regional and local levels.
Our financial performance and future success are highly dependent on the overall reputation, brand and success of CNH Industrial in the agricultural and construction equipment manufacturing industries, including its ability to maintain a competitive position in product innovation, product quality, and product pricing, and its ability to continue to provide financing to both us and our retail customers, and warranty reimbursements for service work that we perform.
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
Furthermore, CNH Industrial may unilaterally change its operating practices under the terms of its CNH Industrial Dealer Agreements with us to, among other things, change or authorize additional dealers in our sales and service areas, change its distribution system to the detriment of its dealers like us, limit our product offerings, and change pricing or delivery terms. If CNH Industrial were to change the terms of our CNH Industrial Dealer Agreements or its operating practices in a manner that adversely affects us, our business and results of operations would be harmed.
Our CNH Industrial Dealer Agreements impose obligations and restrictions on us.
Under our CNH Industrial Dealer Agreements, we are obligated to actively promote the sale of CNH Industrial equipment within our designated geographic areas of responsibility, fulfill the product warranty obligations of CNH Industrial (subject to CNH Industrial’s payment to us of the agreed upon reimbursement), maintain adequate facilities and workforce to service the needs of our customers, and maintain equipment and parts inventories at the level deemed necessary by CNH Industrial to meet sales goals as stated in the annual business plan mutually agreed upon by us and CNH Industrial, maintain adequate working capital, and maintain stores only in authorized locations. Our CNH Industrial Dealer Agreements do not provide us with exclusive dealerships in any territory (except in our European territories), and CNH Industrial could elect to authorize additional dealers in our market areas in the future, subject to state dealer protection laws.
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
The acquisition of additional CNH Industrial geographic areas of responsibility and store locations in our Agriculture, Construction and International segments requires the consent of CNH Industrial under our CNH Industrial Dealer Agreements, subject to contrary state dealer protection laws. CNH Industrial may decide to decline, in its sole discretion, to consent to any acquisition of an additional CNH Industrial store location we may pursue. If CNH Industrial is unwilling to consent to any future proposed acquisition of additional dealerships, our ability to execute on our acquisition strategy and to grow our business may be impaired. We cannot assume that CNH Industrial will consent to any acquisition of stores or dealerships that we may desire to make in the future.
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
Farmers' capital expenditures often follow a cyclical pattern, with increased capital investments typically occurring during boom cycles spurred by high net farm income and strong farmer balance sheets. The USDA has forecasted net farm income, a broad measure of farm profitability, to be $93.6 billion for calendar year 2019, which is approximately 18.1% above the average for the five-year period ended December 31, 2019. Net farm income is subject to numerous external factors that are beyond the control of the individual farmer such as commodity prices, import tariffs and other trade regulations including developments in U.S.-China trade relations, input costs, production yields, animal diseases and crop pests, federal crop insurance and subsidy programs. Net farm income also impacts farmland values, which causes overall farm wealth to increase or decrease, impacting farmers’ sentiment to make investments in equipment. The nature of the agricultural industry is such that a downturn in equipment demand can occur suddenly, resulting in negative impact on dealers including declining revenues, reduced profit margins, excess new and used equipment inventories, and increased floorplan interest expenses. These downturns may be prolonged, and during these periods, our revenues and profitability could be harmed. Demand for our parts and service, although not as cyclical as equipment purchases, also can be negatively affected in agricultural downturns and in regions affected by adverse weather or growing conditions which result in fewer acres planted or harvested.
Our construction equipment, parts and service sales are affected by numerous market factors outside of our control.
Our construction equipment customers primarily operate in the natural resource development, construction, transportation, agriculture, manufacturing, industrial processing and utilities industries, which industries generally are capital intensive and cyclical in nature. Many of our construction equipment customers are directly and indirectly affected by fluctuations in commodity prices in the agriculture, forestry, metals and minerals, petroleum and natural gas industries. Prolonged periods of low oil prices, natural gas prices and other commodity prices may cause reduced activity in these sectors which may result in decreased demand for our products and services by our customers operating in these industries.
Construction contractors' demand for our construction equipment, parts and repair services is affected by economic conditions at both a global and a local level. Economic conditions that negatively affect the construction industry, such as the tightening of credit standards which affect the ability of consumers or businesses to obtain financing for construction projects, could reduce our customers' demand for our construction equipment. The construction industry in many of our geographical areas has experienced periodic, and sometimes prolonged, economic down cycles, which negatively impacts sales of construction equipment in those markets. During these downturns our revenues and profitability could be harmed.
Actual or threatened epidemics, pandemics, outbreaks, or other public health crises could result in disruptions in our supply chain, decreased customer demand, lower oil and other commodity prices and volatility in the stock market and the global economy, which could materially and adversely impact our business, results of operations and financial condition.
Actual or threatened epidemics, pandemics, outbreaks, or other public health crises could materially and adversely impact or disrupt our operations, adversely affect the local economies where we operate and negatively impact our customers’ spending in the impacted regions or depending upon the severity, globally, which could materially and adversely impact our business, results of operations and financial condition. For example, since December 2019, a strain of novel coronavirus (“COVID-19”) surfaced in China and has spread into the United States, Europe and several other parts of the world, resulting in certain supply chain disruptions, volatilities in the stock market, lower oil and other commodity prices due to diminished demand, economic challenges for ethanol producers, and lockdown on international travels, all of which could adversely impact the global economy and result in decreased demand from our customers. There is significant uncertainty around the breadth and duration of the business disruptions related to COVID-19, as well as its impact on the U.S. economy. Moreover, an epidemic, pandemic, outbreak or other public health crisis, such as COVID-19, could adversely affect our ability to adequately staff and manage our business. The extent to which COVID-19 impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain, rapidly changing and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat its impact.
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
Changes in federal, state, and international agricultural policies could adversely affect sales of agricultural equipment. Government programs and subsidies that reduce economic volatility, incentivize agricultural equipment purchases, and enhance farm income positively influence farmers' demand for agricultural equipment. To the extent that future funding or farm programs available to individual farmers are reduced, or, in the case of the U.S. Federal government's market facilitation program, this program is not renewed, these changes could reduce demand for agricultural equipment and we could experience a decline in revenue. Government sponsored conservation programs could remove acres from agricultural production, reducing demand for our products and services. Changes in government spending on infrastructure projects could adversely affect the demand for construction equipment and we could experience a decline in revenue. The ability to export agricultural products is critical to our agriculture customers. As a result, tariffs and other government trade agreements, policies or regulations impacting or limiting the export or import of agricultural commodities, such as China's import tariffs, could have a material adverse effect on the international flow of agricultural and other commodities, which may cause a decrease in the demand for agricultural equipment. Furthermore, the U.S. federal government has initiated tariffs, such as the current steel tariff, on certain foreign goods, including raw materials, commodities, and products manufactured outside the United States that are used in our manufacturers’ production processes. These tariffs could in turn increase our cost of sales as a result of price increases implemented by our domestic suppliers, which we may not be able to pass on to our customers.

The equipment distribution market is subject to supply-demand imbalances arising from factors over which we have no control.
Over-production of equipment by one or more manufacturers, or a sudden reduction in demand for equipment, can dramatically disrupt the equipment market and cause downward pressure on our equipment profit margins. Customer leasing arrangements in the agriculture and construction equipment industries may also impact the level of industry-wide equipment inventory supplies. When leased equipment comes off lease, there may be an increase in the availability of late-model used equipment, which can create an inventory over-supply condition and put pressure on our equipment sales and margins, and have an adverse effect on values of our used equipment inventory and rental fleet equipment. Similarly, rental house companies engage in regular sales of rental fleet units, which can further disrupt the supply-demand balance. However, we have no control over or ability to significantly influence any of the foregoing inputs into the equipment distribution markets, but expect that we will be subject to the negative impact, including downward pressure on equipment profit margins, resulting from any supply-demand imbalances arising therefrom.
Our financial performance is dependent on our ability to effectively manage our inventory.
Our agricultural and construction equipment dealership network requires substantial inventories of equipment and parts to be maintained at each store and company-wide to facilitate sales to customers on a timely basis. Our equipment inventory has traditionally represented 50% or more of our total assets. We need to maintain a proper balance of new and used equipment to assure satisfactory inventory turnover and to minimize floorplan financing costs.
Our purchases of new equipment and parts are based primarily on projected demand. If actual sales are materially less than our forecasts, for example, because of the unexpected effects on consumer demand caused by COVID-19, we would experience an over-supply of new equipment inventory. An over-supply of new equipment inventory will generally cause downward pressure on our product sale prices and margins, decrease our inventory turns, and increase our floorplan financing expenses.
Our used equipment is generally acquired as “trade-ins” from customers in connection with equipment sales to those customers. Equipment inventories are stated at the lower of cost or market value. Adjustments to market value of inventory are recognized as a cost of sales, negatively impacting earnings, in the periods in which they occur. Our estimates of market value for our used equipment, as determined at the time of the trade-in, may prove to be inaccurate, given the potential for sudden change in market conditions and other factors beyond our control. Changes from our normal retail marketing channel to more aggressive marketing channels for specific pieces or categories of equipment inventory, particularly as equipment inventory ages, will generally result in lower sales prices. Pricing and sales of used equipment can be significantly affected by the limited market for certain types of used equipment.
Our international operations expose us to additional risks.
We currently operate dealership locations in Bulgaria, Germany, Romania, Serbia and Ukraine. In fiscal 2020, total International segment revenues were 18.1% of our consolidated total revenue. As of January 31, 2020, total International segment assets were 19.6% of our consolidated total assets.
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
Any escalation of political tensions or economic instability in Ukraine, including as a result of heightened tensions between Ukraine and the Russian Federation, could create significant disruption in our Ukrainian operations and may have an adverse effect on our business operations in Ukraine. Previous periods of political tension and economic instability in Ukraine caused liquidity problems for our customers, which negatively impacted their purchasing decisions for our products and services, limited our ability to maintain working capital loans or increased the cost of maintaining such loans, and as a result of imposed currency exchange controls, restricted our ability to manage our cash held in Ukraine and our investment in our Ukrainian business. Our operations in Ukraine are subject to the risks of further devaluation of the local currency, increased interest rates and increased inflation.
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
As of January 31, 2020, our indebtedness included floorplan payable financing, real estate mortgage financing arrangements that are secured by real estate assets and other long-term debt. In addition, we have obligations under our lease agreements for our store locations and corporate headquarters.
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
The credit agreements governing our indebtedness contain covenants that, among other things, may limit or place conditions on our ability to:

•	incur more debt;

•	make investments;

•	create liens;

•	merge, consolidate, or make certain acquisitions;

•	transfer and sell assets;

•	pay dividends or repurchase stock; and

•	issue equity instruments.

Our credit facilities with CNH Industrial Capital and DLL Finance require us to satisfy a net leverage ratio and fixed charge coverage ratio on an ongoing basis, measured at the end of each fiscal quarter. Under the Bank Syndicate Credit Facility, if our excess availability (i.e., borrowing base capacity less outstanding loan balance and certain reserves) falls below a certain threshold, we become subject to a minimum fixed charge coverage ratio. Our ability to borrow under these credit agreements depends upon compliance with these financial covenants.
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
A substantial portion of our floorplan and working capital borrowings, including the credit facilities with CNH Industrial Capital, the Bank Syndicate, DLL Finance, and our international floorplan facilities are at variable rates of interest and expose us to interest rate risk. As such, our results of operations are sensitive to movements in interest rates. There are many economic factors outside our control that have in the past and may, in the future, impact rates of interest including publicly announced indices that underlie the interest obligations related to a certain portion of our debt. Factors that impact interest rates include governmental monetary policies, inflation, recession, changes in unemployment, the money supply, and international instability impacting domestic and foreign financial markets. Any increases in interest rates could have a material adverse effect on our financial conditions and results of operations.
Changes affecting the availability of the London Interbank Offered Rate (“LIBOR”) may have consequences for the Company that cannot yet reasonably be predicted.
The Company has outstanding credit facilities, including the Bank Syndicate Credit Facility and the Company’s credit facility with DLL Finance, with variable interest rates based on LIBOR. The LIBOR benchmark has been subject of national, international, and other regulatory guidance and proposals for reform. In July 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit rates for calculation of LIBOR after 2021. These reforms may cause LIBOR to perform differently than in the past and LIBOR may ultimately cease to exist after 2021. Alternative benchmark rate(s) may replace LIBOR and could affect the Company’s credit facilities. At this time, it is not possible to predict the effect of any changes to LIBOR, any phase out of LIBOR or any establishment of alternative benchmark rates. Any new benchmark rate will likely not replicate LIBOR exactly. Any changes to benchmark rates may have an uncertain impact on our cost of funds and our access to the capital markets, which could impact our results of operations and cash flows.

We are in the process of implementing a new enterprise resource planning (“ERP”) system, and problems with the design or implementation of this ERP system could interfere with our business and operations.
We are engaged in the implementation of a new ERP system. The ERP system is designed to accurately maintain the Company’s books and records and provide information to the Company’s management team important to the operation of our business. The Company’s ERP transition has required, and will continue to require, the investment of significant human and financial resources. We may not be able to successfully implement the ERP transition without experiencing delays, increased costs and other difficulties. Beyond cost and scheduling, potential flaws in the implementation of an ERP system may pose risks to the Company’s ability to operate successfully and efficiently, including timely and accurate SEC filings. If we are unable to successfully implement the new ERP system as planned, our financial position, results of operations and cash flows could be negatively impacted.
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
Weather conditions, particularly severe floods and droughts, can have a significant adverse effect on growing conditions and on regional agricultural and construction markets. Adverse weather conditions may result in fewer acres being planted or harvested by farmers and reduced crop yields on those acres that are planted. Accordingly, our financial condition and results of operations may be adversely affected by adverse weather conditions.
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
Upon the sale of a rental fleet unit, we include in operating income the difference between the sales price and the depreciated value of the equipment sold. The market value of any given piece of rental equipment could be less than its depreciated value at the time it is sold. The market value of used rental equipment depends on several factors, including:

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
Our industry is highly competitive.
The agricultural and construction equipment distribution (including parts and service) and rental industries are highly competitive and fragmented, with large numbers of companies operating on a regional or local basis. Historically, our competitors have competed aggressively on the basis of pricing or inventory availability, resulting in decreased margins on our sales to the extent we choose to match our competitors' pricing. To the extent we choose not to match or remain within a reasonable competitive distance from our competitors' pricing, we may lose sales volume and market share. In addition, to the extent CNH Industrial's competitors (such as Deere, Caterpillar, Komatsu, Volvo, and AGCO) provide their dealers with more innovative or higher quality products, better customer financing, or have more effective marketing programs or the CNH Industrial reputation or brand are tarnished in the marketplace or with our customers, our ability to compete and our results of operations could be adversely affected. In addition, e-commerce companies selling parts have negatively impacted dealers' parts sales and margins, and it is expected that this competitive pressure will only continue to increase in the future.
If our acquisition plans are unsuccessful, we may not achieve our planned long-term revenue growth.
Our ability to grow through the acquisition of additional CNH Industrial geographic areas of responsibility and store locations or other businesses will be dependent upon the availability of suitable acquisition candidates at acceptable values, our ability to compete effectively for available acquisition candidates and the availability of capital to complete the acquisitions. We may not successfully identify suitable targets, or if we do, we may not be able to close the transactions, or if we close the transactions, they may not be profitable. In addition, CNH Industrial's consent is required for the acquisition of any CNH Industrial dealership, and the consent of our lenders may be required for certain acquisitions. CNH Industrial typically evaluates management, historical performance, and capitalization of a prospective acquirer in determining whether to consent to the sale of a CNH Industrial dealership. There can be no assurance that CNH Industrial or our lenders will consent to any acquisitions of dealerships that we may propose.
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
Over the past several months, the equipment industry has experienced a shortage of qualified service technicians. If this trend worsens and we are not able to hire and retain qualified service technicians at acceptable levels, our ability to satisfy customers' service needs would be negatively impacted. Moreover, the technician shortage may increase our service technician compensation expense, and reduce our gross margins on service work.
Selling and renting agricultural and construction equipment, selling parts, and providing repair services subject us to liability risks that could adversely affect our financial condition and reputation.
Products sold, rented or serviced by us may expose us to potential liabilities for personal injury or property damage claims that arise from the use of such products. Our commercial liability insurance may not be adequate to cover significant product liability claims, or we may not be able to secure such insurance on economically reasonable terms. An uninsured or partially insured claim for which indemnification from the manufacturer is not available could have a material adverse effect on our financial condition. Furthermore, if any significant claims are made against us or against CNH Industrial or any of our other suppliers, our business may be adversely affected by any related negative publicity or any adverse impact on the reputation or brand of any of our suppliers, including CNH Industrial.
Labor organizing and other activities could negatively impact us.
The unionization of all or a substantial portion of our workforce could result in work slowdowns or stoppages, could increase our overall costs, could reduce our operating margins and reduce the efficiency of our operations at the affected locations, could adversely affect our flexibility to run our business competitively, and could otherwise have a material adverse effect on our business, financial condition and results of operations.
Our common stock price has fluctuated significantly and may continue to do so in the future.
The price at which our common stock trades may be volatile and could be subject to significant fluctuations in response to our operating results and financial condition as set forth in our earnings releases, guidance estimates released by agricultural or construction equipment manufacturers that serve the markets in which we operate, announcements by our competitors, analyst recommendations, our ability to meet or exceed analysts’ or investors’ expectations, fluctuations in the price of crop commodities and natural resources, the condition of the financial markets, and other factors. Quarterly fluctuations resulting from the seasonality of our business may cause our results of operations and cash flows to underperform in relation to our quarterly modeling assumptions or the expectations of financial analysts or investors, which may cause volatility or decreases in our stock price.
The Company’s stock price is dependent in part on the multiple of earnings that investors are willing to pay. That multiple is in part dependent on investors’ perception of the Company’s future earnings growth prospects. If investors’ perception of the Company’s earnings growth prospects change, the Company’s earnings multiple may decline, and its stock price could be adversely affected.
In addition, the stock market in recent years has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions, may adversely affect the market price of our common stock notwithstanding our actual operating performance.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.
The efficient operation of our business is dependent on our information technology systems. We use information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. Additionally, in the ordinary course of our business, we collect and store sensitive data, including proprietary business information, of our customers and suppliers, as well as personally identifiable information of our customers and employees, in our data centers and on our networks. The secure operation of these information technology networks and the systems of the third parties with whom we do business and the processing and maintenance of information is critical to our operations. Despite our and the third parties with whom we do business' security measures and business continuity plans, our information technology and infrastructure may be vulnerable to damage, disruptions or shutdowns due to attacks by hackers or breaches due to employee error or malfeasance or other disruptions arising from power outages, telecommunication failures, terrorist acts, natural disasters, or other catastrophic events. The occurrence of these events could compromise our networks, and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws that protect the privacy of personally identifiable information, disrupt our operations, and damage our reputation, which could adversely affect our business, results of operations, and financial condition. In particular, given our Europe operations, the European Union General Data Protection Regulation imposes stringent data protection requirement and provides significant penalties for noncompliance. In addition, as security threats continue to evolve and increase in frequency and sophistication, we may need to invest additional resources to protect the security of our systems.
We maintain cyber risk insurance, but this insurance may not be sufficient to cover all of our losses from any future breaches of our systems.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Equipment Stores
As of January 31, 2020, we operate 107 agricultural and construction equipment stores in the United States and Europe in the following locations.

	Agriculture Segment	Construction Segment	International Segment	Total
US States
North Dakota	10	5	—	15
Minnesota	10	3	—	13
Iowa	10	3	—	13
Nebraska	11	2	—	13
South Dakota	8	2	—	10
Colorado	—	3	—	3
Montana	—	3	—	3
Arizona	—	2	—	2
Wisconsin	—	1	—	1
Wyoming	—	1	—	1
European Countries
Bulgaria	—	—	7	7
Germany	—	—	5	5
Romania	—	—	12	12
Ukraine	—	—	8	8
Serbia	—	—	1	1
Total	49	25	33	107

Store Lease Arrangements
As of January 31, 2020, we leased 94 store facilities with lease arrangements expiring at various dates through January 31, 2031. Many of our lease agreements include fair market value purchase options, rights of first refusal, lease term extension options, or month-to-month or year-to-year automatic renewal provisions at the conclusion of the original lease period. A majority of the leases provide for fixed monthly rental payments and require us to pay the real estate taxes on the properties for the lease periods. We are generally responsible for utilities and maintenance of the leased premises. All of the leases require that we maintain public liability, property casualty, and personal property insurance on each of the leased premises. The leases generally require us to indemnify the lessor in connection with any claims arising from the leased premises during our occupation of the property. We believe our facilities are adequate to meet our current and anticipated needs.
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
We have not historically owned significant amounts of real estate, although we evaluate opportunities to invest in our real estate on a case by case basis. We currently own the store facilities for 9 U.S. dealership locations and 4 Germany dealership locations. We have incurred debt financing and granted mortgages on these owned facilities. The remainder of our U.S. and international store locations are leased from third parties.
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
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The names, ages and positions of our executive officers are as follows:

Name	Age	Position
David Meyer	66	Board Chair and Chief Executive Officer
Mark Kalvoda	48	Chief Financial Officer and Treasurer
Bryan Knutson	41	Chief Operating Officer
David Meyer is our Board Chair and Chief Executive Officer. Mr. Meyer worked for JI Case Company in 1975. From 1976 to 1980, Mr. Meyer was a partner in a Case/New Holland Dealership with locations in Lisbon, North Dakota and Wahpeton, North Dakota. In 1980, Mr. Meyer, along with a partner, founded Titan Machinery Inc. Mr. Meyer has served on both the Case CE and CaseIH Agriculture Dealer Advisory Boards. Mr. Meyer is the past chairman of the North Dakota Implement Dealers Association, and currently serves as a Trustee on the University of Minnesota Foundation.
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
Bryan Knutson became our Chief Operating Officer in August 2017 and previously served as our Vice President, Ag Operations since 2016. Mr. Knutson joined the company in 2002 where he began his career in equipment sales later advancing to store manager, complex manager and region manager prior to his current role. Mr. Knutson is a current board member of the Pioneer Equipment Dealers Association.
PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed for trading on the NASDAQ Stock Market and trades under the symbol "TITN". As of March 31, 2020, there were approximately 665 record holders of our common stock, which excludes holders whose stock is held either in nominee name or street name brokerage accounts.
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
UNREGISTERED SALES OF EQUITY SECURITIES
We did not have any unregistered sales of equity securities during the fiscal quarter ended January 31, 2020.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
For information on securities authorized for issuance under our equity compensation plans, refer to Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."
REPURCHASES
We did not engage in any repurchases of our common stock during the fiscal quarter ended January 31, 2020.

STOCK PERFORMANCE GRAPH
The following graph compares the cumulative total return for the last trading day of our last five fiscal years on a $100 investment (assuming dividend reinvestment) on January 31, 2015, the last trading day before our fifth preceding fiscal year, in each of our common stock, the Russell 2000 Stock Index and the S&P Retailing Group Index.

	January 31,
	2015	2016	2017	2018	2019	2020
Titan Machinery Inc.	$100.00	$60.08	$97.74	$152.09	$132.63	$86.41
Russell 2000 Index	100.00	88.84	116.86	135.15	129.01	138.71
S&P 500 Retail Index	100.00	115.56	135.00	194.19	203.54	243.26
ITEM 6.    SELECTED FINANCIAL DATA
The data given below, excluding the store count data, as of and for each of the five years in the period ended January 31, 2020, has been derived from our audited consolidated financial statements. In order to understand the effect of accounting policies and material uncertainties that could affect our presentation of financial information, this data should be read in conjunction with our Consolidated Financial Statements and Notes thereto included under Item 8 to this Form 10-K and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operation included under Item 7 of this Form 10-K.
The change in store count, resulting from acquisitions, new store openings, or store closings, has an impact on the comparability of our statement of operations and balance sheet information. The table below summarizes the net change in our store count and ending store count for each fiscal year presented.

	Year Ended January 31,
	2020	2019	2018	2017	2016
Store Count Data
Net change in store count during fiscal year	3	7	(12)	1	(4)
Store count at end of fiscal year	107	104	97	109	108

	Year Ended January 31,
	2020	2019	2018	2017	2016
	(in thousands, except per share data)
Statement of Operations Data:
Revenue
Equipment	$917,202	$909,178	$844,768	$838,037	$972,496
Parts	234,217	210,796	203,231	214,103	222,982
Service	99,165	86,840	88,794	94,408	94,216
Rental and other	54,587	54,691	55,813	55,149	66,098
Total Revenue	1,305,171	1,261,505	1,192,606	1,201,697	1,355,792
Cost of Revenue
Equipment	818,707	812,467	764,649	769,924	917,779
Parts	165,190	149,615	143,729	149,212	156,563
Service	33,446	29,036	30,679	31,490	30,121
Rental and other	37,010	38,799	38,249	37,342	45,415
Total Cost of Revenue	1,054,353	1,029,917	977,306	987,968	1,149,878
Gross Profit	250,818	231,588	215,300	213,729	205,914
Operating Expenses	225,722	201,537	203,203	211,372	220,524
Impairment and Restructuring Costs	3,764	2,570	11,172	4,729	8,500
Income (Loss) from Operations	21,332	27,481	925	(2,372)	(23,110)
Other Income (Expense)
Interest income and other income (expense)	3,126	2,547	1,635	1,524	(478)
Interest expense	(9,806)	(13,874)	(16,999)	(21,865)	(32,623)
Income (Loss) Before Income Taxes	14,652	16,154	(14,439)	(22,713)	(56,211)
Provision for (Benefit from) Income Taxes	699	3,972	(7,390)	(8,178)	(17,982)
Net Income (Loss) Including Noncontrolling Interest	13,953	12,182	(7,049)	(14,535)	(38,229)
Less: Loss Attributable to Noncontrolling Interest	—	—	—	(356)	(337)
Net Income (Loss) Attributable to Titan Machinery Inc.	$13,953	$12,182	$(7,049)	$(14,179)	$(37,892)

Earnings (Loss) per Share:
Basic	$0.63	$0.55	$(0.32)	$(0.65)	$(1.76)
Diluted	$0.63	$0.55	$(0.32)	$(0.65)	$(1.76)

Weighted Average Shares Outstanding:
Basic	21,946	21,809	21,543	21,294	21,111
Diluted	21,953	21,816	21,543	21,294	21,111

	January 31,
	2020	2019	2018	2017	2016
	(in thousands)
Balance Sheet Data:
Cash	$43,721	$56,745	$53,396	$53,151	$89,465
Receivables, net	72,776	77,500	60,672	60,082	65,534
Inventories	597,394	491,091	472,467	478,266	680,482
Prepaid expenses and other	13,655	15,556	12,440	10,989	9,753
Income taxes receivable	—	—	171	5,380	13,011
Total current assets	727,546	640,892	599,146	607,868	858,245
Goodwill and intangibles, net	10,694	8,408	5,193	5,001	5,134
Property and equipment, net of accumulated depreciation	145,562	138,950	151,047	156,647	183,179
Operating lease assets	88,281	—	—	—	—
Deferred income taxes	2,147	3,010	3,472	547	—
Other assets	1,113	1,178	1,450	1,359	1,317
Total Assets	$975,343	$792,438	$760,308	$771,422	$1,047,875

Accounts payable	$16,976	$16,607	$15,136	$17,326	$16,863
Floorplan payable (1)	371,772	273,756	247,392	233,228	444,780
Senior convertible notes	—	45,249	—	—	—
Current maturities of long-term debt (2)	13,779	2,067	1,574	1,373	1,557
Current operating lease liabilities	12,259	—	—	—	—
Deferred revenue	40,968	46,409	32,324	26,366	31,159
Accrued expenses and other (2)	38,409	36,364	31,863	30,533	29,066
Total current liabilities	494,163	420,452	328,289	308,826	523,425
Senior convertible notes	—	—	62,819	88,501	134,145
Long-term debt, less current maturities (2)	37,789	20,676	34,578	38,236	38,409
Operating lease liabilities	88,387	—	—	—	—
Deferred income taxes	2,055	4,955	2,275	9,500	11,135
Other long-term liabilities (2)	7,845	11,044	10,492	5,180	2,412
Total stockholders' equity	345,104	335,311	321,855	321,179	338,349
Total Liabilities and Stockholders' Equity	$975,343	$792,438	$760,308	$771,422	$1,047,875

(1) Portion of floorplan payable balance which is interest-bearing as of January 31, of the relevant year	45%	45%	47%	72%	75%
(2) Amounts as of, and prior to January 31, 2018, do not include the reclassification of finance leases from current maturities of long-term debt to accrued expenses and other, as well as, long-term debt, less current maturities to other long-term liabilities. See Note 1 of our consolidated financial statements for further detail.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing under Item 8 of this Form10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this annual report, including information with respect to our plans and strategy for our business and expected financial results, includes forward-looking statements that involve risks and uncertainties. You should review the "Information Regarding Forward-Looking Statement" in this Item 7 and "Risk Factors" presented under Item 1A for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis in this annual report.
A discussion of changes in our Financial Results and Cash Flow Comparisons from fiscal year 2018 to fiscal year 2019 has been omitted from this Form 10-K, but may be found in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended January 31, 2019, filed with the SEC on April 5, 2019.
BUSINESS DESCRIPTION
We own and operate a network of full service agricultural and construction equipment stores in the United States and Europe. Based upon information provided to us by CNH Industrial N.V. or its U.S. subsidiary CNH Industrial America, LLC, collectively referred to in this annual report as CNH Industrial, we are the largest retail dealer of Case IH Agriculture equipment in the world, the largest retail dealer of Case Construction equipment in North America and a major retail dealer of New Holland Agriculture and New Holland Construction equipment in the U.S. We operate our business through three reportable segments: Agriculture, Construction and International. Within each segment, we have four principal sources of revenue: new and used equipment sales, parts sales, service, and equipment rental and other activities.
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
The new equipment and parts we sell are supplied primarily by CNH Industrial. According to its public reports, CNH Industrial is a leading manufacturer and supplier of agricultural and construction equipment based on the number of units sold, primarily through the Case IH Agriculture, New Holland Agriculture, Case Construction and New Holland Construction brands. Sales of new CNH Industrial products accounted for approximately 70% of our new equipment revenue in fiscal 2020, with our single largest manufacturer other than CNH Industrial representing approximately 2% of our total new equipment sales. We acquire used equipment for resale primarily through trade-ins from our customers and in some cases through selective purchases. We sell parts and provide in-store and on-site repair and maintenance services. We rent equipment and provide other ancillary services such as equipment transportation, GPS signal subscriptions, farm data management systems, precision farming equipment, and finance and insurance products.
Throughout our 39-year operating history, we have built an extensive, geographically contiguous network of 74 stores located in the United States and 33 stores in Europe. We have a history of growth through acquisitions, including over 50 acquisitions in 11 U.S. states and four European countries since January 1, 2003. We believe that there will continue to be opportunities for dealership consolidation in the future, and we expect that acquisitions will continue to be a component of our long-term growth strategy.
Certain External Factors Affecting our Business
We are subject to a number of factors that affect our business including those factors discussed in the sections in this annual report entitled "Risk Factors" and "Information Regarding Forward-Looking Statements." Certain of these external factors include, but are not limited to, the following:

Macroeconomic and Industry Factors
Our Agriculture and International businesses are primarily driven by the demand for agricultural equipment for use in the production of food, fiber, feed grain and renewable energy; home and garden applications; and the maintenance of commercial, residential and government properties. Agriculture industry factors such as changes in agricultural commodity prices and net farm income, have an effect on customer sentiment and their ability to secure financing for equipment purchases. Macroeconomic and industry factors that affect commodity prices and net farm income include changing worldwide demand for agriculture commodities, crop yields and supply disruptions caused by weather patterns and crop diseases, crop stock levels, production costs, and changing U.S. dollar foreign currency exchange rates. Based on U.S. Department of Agriculture ("USDA") publications, the most recent estimate of net farm income for calendar year 2019 increased 12% compared to calendar year 2018 due to the U.S. Federal government's direct farm program payments. Based on its February 2020 report, the USDA projected net farm income for calendar year 2020 to increase 3.0%, as compared to calendar year 2019.
During economic downturns, and especially in the agriculture industry, equipment revenue generally decreases; however, parts and service revenue tend to be more stable, as the amount of land in production remains unchanged. Additionally, farmers maintain existing equipment rather than purchase new equipment. Our gross profit margins on equipment sales are lower than our gross profit margins on parts and service. As a result, a change in sales mix may cause our gross profit margin to increase on a percentage basis even though our overall gross profit dollars may decrease. Our operating expenses are largely fixed expenses, other than commissions paid to our equipment sales consultants, which generally fluctuate with gross profit. When equipment revenue decreases, it may have a negative impact on our ability to leverage these fixed costs, and, as a result, may reduce our operating income.
Seasonality & Weather
The agricultural and construction equipment businesses are highly seasonal, which causes our quarterly results and our available cash flow to fluctuate during the year. Our customers generally purchase and rent equipment in preparation for, or in conjunction with, their busy seasons, which for farmers are the spring planting and fall harvesting seasons; and which for Construction customers is typically the second and third quarters of our fiscal year for much of our Construction footprint. Our parts and service revenues are typically highest during our customers' busy seasons as well, due to the increased use of their equipment during this time, which generates the need for more parts and service work. However, weather conditions impact the timing of our customers' busy times, which may cause greater than expected fluctuations in our quarterly financial results year over year. In addition, the fourth quarter typically is a significant period for equipment sales in the U.S. because of our customers’ year-end tax planning considerations, the timing of dealer incentives and the increase in availability of funds from completed harvests and construction projects.
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
Dependence on our Primary Supplier
The majority of our business involves the distribution and servicing of equipment manufactured by CNH Industrial. In fiscal 2020, CNH Industrial supplied approximately 74% of the new equipment sold in our Agriculture segment, 70% of the new equipment sold in our Construction segment, and 62% of the new equipment sold in our International segment, and represented a significant portion of our parts revenue. Thus, we believe the following factors have a significant impact on our operating results:

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
Revenue Recognition
Equipment revenue transactions include the sale of agricultural and construction equipment and often include both cash and noncash consideration received from our customers, with noncash consideration in the form of used, trade-in, equipment assets. The amount of revenue recognized in the sale transaction is dependent on the value assigned to the trade-in asset. Significant judgment is required to estimate the value of trade-in assets. We assign value based on the estimated selling price for that piece of equipment in the applicable market, less a gross profit amount to be realized at the time the trade-in asset is sold and an estimate of any reconditioning work required to ready the asset for sale. We estimate future selling prices of trade-in assets using various external industry data and relevant internal information, and consider the impact of various factors including model year, hours of use, overall condition, and other equipment specifications. Our estimates of the value of trade-in assets are impacted by changing market values of used equipment and the availability of relevant and reliable third-party data. In instances in which relevant third-party information is not available, the value assigned to trade-in equipment is dependent on internal judgments.
Inventories
New and used equipment inventories are stated at the lower of cost (specific identification) or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The majority of our used equipment inventory is acquired through trade-ins from our customers and is initially measured and recognized based on the estimated future selling price of the equipment, less a gross profit amount to be realized when the trade-in asset is sold and an estimate of any reconditioning work required to ready the asset for sale. Subsequent to the initial recognition, all new and used equipment inventories are subject to lower of cost or net realizable value assessments. We estimate net realizable value using internal information, management judgment and third-party data that considers various factors including age of equipment, hours of use and market conditions. Generally, used equipment prices are more volatile to changes in market conditions than prices for new equipment due to incentive programs that may be offered by manufacturers to assist in the sale of new equipment. We review our equipment inventory values and adjust them whenever the carrying amount exceeds the estimated net realizable value.
Parts inventories are valued at the lower of average cost or net realizable value. We estimate net realizable value of our parts inventories based on various factors including aging and sales history of each type of parts inventory.
Impairment of Long-Lived Assets
Long-Lived Assets. Our long-lived assets consist primarily of property and equipment and operating lease assets. We review these assets for potential impairment whenever events or circumstances indicate that the carrying value may not be recoverable. Recoverability is measured by comparing the estimated future undiscounted cash flows of such assets to their carrying values. If the estimated undiscounted cash flows exceed the carrying value, the carrying value is considered recoverable and no impairment recognition is required. However, if the sum of the undiscounted cash flows is less than the carrying value of the asset, the second step of the impairment analysis must be performed to measure the amount of the impairment, if any. The second step of the impairment analysis compares the estimated fair value of the long-lived asset to its carrying value and any amount by which the carrying value exceeds the fair value is recognized as an impairment charge.
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
During our 2020 fiscal year, we determined that events or circumstances were present that may indicate that the carrying amount of certain of our store long-lived assets might not be recoverable. The events or circumstances which indicated that certain of our store long-lived assets might not be recoverable included a current period operating loss combined with historical losses and anticipated future operating losses within certain of our stores, or an expectation that a long-lived asset (or asset group) will be disposed of before the end of its previously estimated useful life. In light of these circumstances, we performed step one of the impairment analysis for these assets, which have a combined carrying value of $35.4 million, to determine if the asset values are recoverable. In certain cases, the analysis indicated that the carrying value is not recoverable. The aggregate carrying value of such assets totaled $9.4 million. Based on this conclusion, we performed step two of the impairment analysis and estimated the fair value of these assets using an income approach that incorporated unobservable inputs including estimated forecasted net cash flows generated from the use and disposition of these assets. Step two of the analysis indicated that an impairment charge in the amount of $3.1 million was necessary, of which $2.3 million related to the Agriculture segment and $0.8 million related to the Construction segment. In all other cases, in which the aggregate carrying value of such assets totaled $26.0 million, our analyses indicated that the carrying values are recoverable based on our estimates of future undiscounted cash flows under step one of the impairment analysis.
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
In reviewing our deferred tax assets as of January 31, 2019, we concluded that a partial valuation allowance for U.S. federal and state deferred tax assets was warranted. In total we had recognized a valuation allowance of $4.4 million as of January 31, 2019. This conclusion was principally based on the presence of historical losses and our expected future sources of taxable income, including the anticipated future reversal of our existing deferred tax assets and liabilities. We review our foreign deferred tax assets, including net operating losses, on a jurisdiction-by-jurisdiction basis. As of January 31, 2019, we concluded that a valuation allowance for certain of our foreign deferred tax assets, including net operating losses, was warranted. In total we have recognized a valuation allowance in the amount of $2.3 million. This conclusion was principally based on the presence of historical losses and the anticipated time period over which we may generate taxable income in excess of these historical losses.
During the fiscal year ended January 31, 2020, the Company concluded, based upon all available evidence, it was more likely than not that it would have sufficient future taxable income to realize the Company’s federal and state deferred tax assets. As a result, the Company released the $4.6 million valuation allowance associated with deferred tax assets and recognized a corresponding benefit from income taxes in the consolidated statement of operations for the year ended January 31, 2020. At fiscal year end 2020, the remaining foreign valuation allowance was $2.2 million and there was no domestic valuation allowance. The Company's conclusion regarding the realizability of such deferred tax assets was based on recent profitable domestic operations resulting in a cumulative profit over the three-year period ending January 31, 2020 and our projections of future profitability in the U.S.
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
Dollar Utilization
Dollar utilization is a measurement of asset performance and profitability used in the rental industry. We calculate the dollar utilization of our rental fleet equipment by dividing the rental revenue earned on our rental fleet by the average gross carrying value of our rental fleet (comprised of original equipment costs plus additional capitalized costs) for that period. While our rental fleet has variable expenses related to repairs and maintenance, its primary expense for depreciation is fixed. Low dollar utilization of our rental fleet has a negative impact on gross profit margin and gross profit dollars due to the fixed depreciation component. However, high dollar utilization of our rental fleet has a positive impact on gross profit margin and gross profit dollars.
Adjusted EBITDA
EBITDA is a non-GAAP financial measure defined as earnings before finance costs, income taxes, depreciation and amortization and is a metric frequently used to assess and evaluate financial performance. Management uses Adjusted EBITDA as a measure of financial performance, as a supplemental measure to evaluate the Company's overall operating performance and believes it provides a useful metric for comparability between periods and across entities within our industry by excluding differences in capital structure, income taxes, non-cash charges and certain activities that occur outside of the ordinary course of our business. We calculate Adjusted EBITDA as our net income (loss), adjusted for net interest (excluding floorplan interest expense), income taxes, depreciation, amortization, and items included in our non-GAAP reconciliation, for each of the respective periods. Adjusted EBITDA should be evaluated in addition to, and not considered a substitute for, or superior to, any GAAP measure of net income (loss). In addition, other companies may calculate Adjusted EBITDA in a different manner, which may hinder comparability with other companies. The Company's Adjusted EBITDA for the fiscal years ended January 31, 2020 and 2019 was $53.1 million and $49.8 million, respectively. Refer to the Non-GAAP Financial Measures section for a reconciliation of Adjusted EBITDA to net income.
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

•
Service: We derive service revenue from repair and maintenance services to our customers' equipment. Our repair and maintenance services provide a high-margin, relatively stable source of revenue through changing economic cycles.

•
Rental and other: We derive other revenue from equipment rentals and ancillary equipment support activities such as equipment transportation, GPS signal subscriptions and reselling financial and insurance products.

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
Floorplan Interest
The cost of financing inventory is an important factor affecting our results of operations. Floorplan payable financing from CNH Industrial Capital, the Bank Syndicate Credit Facility, DLL Finance and various credit facilities related to our foreign subsidiaries represent the primary sources of financing for equipment inventories. CNH Industrial regularly offers interest-free periods as well as additional incentives and special offers. As of January 31, 2020, 55.2% of our floorplan payable financing was non-interest bearing.

Other Interest Expense
Interest expense represents the interest on our debt instruments, including on our previously outstanding Senior Convertible Notes, other than floorplan payable financing facilities. Non-cash interest expense from amortization of the debt discount associated with our previously outstanding Senior Convertible Notes is also included in this balance.

Results of Operations
Comparative financial data for each of our four sources of revenue for fiscal 2020 and 2019 are presented below. The results include the acquisitions made during these periods. The year-to-year comparison included below is not necessarily indicative of future results. Information regarding segment revenue and income (loss) before income taxes is presented for each fiscal year following our discussion of the consolidated results of operations. Additional information regarding our segments is included in Note 25 of our consolidated financial statements.
The comparative financial data for fiscal 2018 and the comparison of fiscal 2019 to fiscal 2018 have been omitted from this Form 10-K but may be found in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended January 31, 2019, filed with the SEC on April 5, 2019.

	Year Ended January 31,
	2020	2019
	(dollars in thousands)
Equipment
Revenue	$917,202	$909,178
Cost of revenue	818,707	812,467
Gross profit	$98,495	$96,711
Gross profit margin	10.7%	10.6%
Parts
Revenue	$234,217	$210,796
Cost of revenue	165,190	149,615
Gross profit	$69,027	$61,181
Gross profit margin	29.5%	29.0%
Service
Revenue	$99,165	$86,840
Cost of revenue	33,446	29,036
Gross profit	$65,719	$57,804
Gross profit margin	66.3%	66.6%
Rental and other
Revenue	$54,587	$54,691
Cost of revenue	37,010	38,799
Gross profit	$17,577	$15,892
Gross profit margin	32.2%	29.1%

The following table sets forth our statements of operations data expressed as a percentage of revenue for the fiscal years indicated.

	Year Ended January 31,
	2020	2019
Revenue
Equipment	70.3%	72.1%
Parts	17.9%	16.7%
Service	7.6%	6.9%
Rental and other	4.2%	4.3%
Total Revenue	100.0%	100.0%
Total Cost of Revenue	80.8%	81.6%
Gross Profit Margin	19.2%	18.4%
Operating Expenses	17.3%	16.0%
Impairment of Intangible and Long-Lived Assets	0.3%	0.2%
Income from Operations	1.6%	2.2%
Other Income (Expense)	(0.5)%	(0.9)%
Income Before Income Taxes	1.1%	1.3%
Provision for Income Taxes	0.1%	0.3%
Net Income	1.1%	1.0%
Fiscal Year Ended January 31, 2020 Compared to Fiscal Year Ended January 31, 2019
Consolidated Results
Revenue

	Year Ended January 31,		Increase/	Percent
	2020	2019	(Decrease)	Change
	(dollars in thousands)
Equipment	$917,202	$909,178	$8,024	0.9%
Parts	234,217	210,796	23,421	11.1%
Service	99,165	86,840	12,325	14.2%
Rental and other	54,587	54,691	(104)	(0.2)%
Total Revenue	$1,305,171	$1,261,505	$43,666	3.5%
The increase in total revenue for fiscal 2020, as compared to fiscal 2019, was primarily the result of increased parts and service revenue within our Agriculture and Construction segments. Company-wide same-store sales were relatively flat, increasing 1.6% over the prior fiscal year, which was driven by parts and service revenue. Our total revenue increase over the prior year was also impacted by our acquisitions of AGRAM and Northwood.

Gross Profit

	Year Ended January 31,		Increase/	Percent
	2020	2019	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$98,495	$96,711	$1,784	1.8%
Parts	69,027	61,181	7,846	12.8%
Service	65,719	57,804	7,915	13.7%
Rental and other	17,577	15,892	1,685	10.6%
Total Gross Profit	$250,818	$231,588	$19,230	8.3%
Gross Profit Margin
Equipment	10.7%	10.6%	0.1%	0.9%
Parts	29.5%	29.0%	0.5%	1.7%
Service	66.3%	66.6%	(0.3)%	(0.5)%
Rental and other	32.2%	29.1%	3.1%	10.7%
Total Gross Profit Margin	19.2%	18.4%	0.8%	4.3%
Gross Profit Mix
Equipment	39.3%	41.8%	(2.5)%	(6.0)%
Parts	27.5%	26.4%	1.1%	4.2%
Service	26.2%	25.0%	1.2%	4.8%
Rental and other	7.0%	6.8%	0.2%	2.9%
Total Gross Profit Mix	100.0%	100.0%
Gross profit increased 8.3% or $19.2 million from fiscal 2019 to fiscal 2020, primarily due to higher revenue from our parts and service business in fiscal 2020. Gross profit margin increased from 18.4% in fiscal 2019 to 19.2% in fiscal 2020. The improvement in overall gross profit margin was the result of an improved sales mix, a greater percentage of revenue was generated by our higher margin parts and service businesses. Additionally, an increase in our rental fleet dollar utilization to 25.4% in fiscal 2020 compared to 23.9% in fiscal 2019 resulted in an improvement in rental and other gross profit, as well as gross profit margin.
Our company-wide absorption rate improved to 72.0% for fiscal 2020 as compared to 71.6% during fiscal 2019, due to additional parts and service gross profit partially offset by increased expenses.
Operating Expenses

	Year Ended January 31,			Percent
	2020	2019	Increase	Change
	(dollars in thousands)
Operating Expenses	$225,722	$201,537	$24,185	12.0%
Operating Expenses as a Percentage of Revenue	17.3%	16.0%	1.3%	8.1%
Operating expenses for fiscal 2020 increased $24.2 million, as compared to fiscal 2019. In fiscal 2020, operating expenses as a percentage of revenue increased to 17.3% from 16.0% in fiscal 2019. Operating expenses increased primarily as a result of costs arising from the ERP transition, a full year of expenses for AGRAM, expenses associated with our acquisition of the Northwood, North Dakota dealership location (October 2019), and increased other costs required to support higher business volumes in our Agriculture and Construction segments. These expense increases combined with relatively flat same-store sales resulted in the 1.3% increase in operating expenses as a percentage of revenue.

Impairment and Restructuring Costs

	Year Ended January 31,		Increase/	Percent
	2020	2019	(Decrease)	Change
	(dollars in thousands)
Impairment of Long-Lived Assets	$3,764	$2,156	$1,608	75.0%
Restructuring Costs	—	414	(414)	n/m
During fiscal 2020, we recognized a total of $3.8 million of impairment expenses related to long-lived assets, as compared to $2.2 million in fiscal 2019. The fiscal 2020 impairment expenses were related to certain store assets in the Agriculture and Construction segments, and primarily related to the impairment of right-of-use assets identified after the initial adoption of the new lease accounting standard guidance in ASC 842, which we adopted in fiscal year 2020.
Other Income (Expense)

	Year Ended January 31,		Increase/	Percent
	2020	2019	(Decrease)	Change
	(dollars in thousands)
Interest income and other income (expense)	$3,126	$2,548	$578	22.7%
Floorplan interest expense	(5,354)	(6,114)	(760)	12.4%
Other interest expense	(4,452)	(7,761)	(3,309)	42.6%
The decrease in floorplan interest expense for fiscal 2020, as compared to fiscal 2019, was primarily due to a decrease in our interest-bearing inventory in fiscal 2020. Interest expense associated with our Senior Convertible Notes, which is reflected in other interest expense, decreased in fiscal 2020 compared to fiscal 2019, due to interest savings resulting from the payoff of our Senior Convertible Notes on May 1, 2019.
Provision for Income Taxes

	Year Ended January 31,			Percent
	2020	2019	(Decrease)	Change
	(dollars in thousands)
Provision for Income Taxes	$699	$3,972	$(3,273)	82.4%
Our effective tax rate decreased from 24.6% in fiscal 2019 to 4.8% in fiscal 2020. The Company's effective tax rate decreased due to changes in valuation allowances recognized for deferred tax assets. In fiscal 2020, the Company concluded that a release of its domestic valuation allowance of $4.6 million for U.S. federal and state deferred tax assets was warranted. This conclusion was principally based on the presence of three years of cumulative income and our projections of future profitability.
See Note 18 to our consolidated financial statements for further details on our effective tax rate.

Segment Results

	Year Ended January 31,		Increase/	Percent
	2020	2019	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$749,042	$726,793	$22,249	3.1%
Construction	320,034	301,989	18,044	6.0%
International	236,095	232,723	3,371	1.4%
Total	$1,305,171	$1,261,505	$43,664	3.5%

Income (Loss) Before Income Taxes
Agriculture	$18,036	$16,799	$1,237	7.4%
Construction	(2,290)	(4,400)	2,110	48.0%
International	504	5,160	(4,656)	(90.2)%
Segment income before income taxes	16,250	17,559	(1,309)	(7.5)%
Shared Resources	(1,598)	(1,405)	(192)	(13.7)%
Total	$14,652	$16,154	$(1,501)	(9.3)%
Agriculture
Agriculture segment revenue for fiscal 2020 increased 3.1% or $22.2 million compared to the same period last year. Agriculture same-store sales increased 2.7% for fiscal 2020, as compared to fiscal 2019. Total segment revenue and same-store sales were primarily driven by increased parts and service business. The Northwood acquisition, which closed in October 2019, also contributed to the total sales growth for the segment.
Agriculture segment income before income taxes for fiscal 2020 improved by $1.2 million or 7.4% compared to the same period last year. The improvement in segment performance was largely the result of increased parts and service sales, partially offset by increases in operating expenses, as well as floorplan interest.
Construction
Construction segment revenue for fiscal 2020 improved 6.0% or $18.0 million compared to fiscal 2019. Same-store sales growth accounted for 6.1% of the 6.0% segment revenue increase. Our Construction segment experienced increased revenues across all revenue categories: equipment, parts, service, and rental and other.
The Construction segment loss before income taxes was $2.3 million for fiscal 2020 compared to $4.4 million for the prior year. The improvement in segment results was due to increased revenue and improved gross profit margins, partially offset by higher operating expenses required to support increased activity within this segment.
International
International segment revenue for fiscal 2020 increased 1.4% or $3.4 million compared to fiscal 2019, primarily due to a full year of results from our AGRAM acquisition plus an increase in parts and service sales. Partially offsetting the impact of our AGRAM acquisition and parts and service sales growth was a same-store sales decrease of 7.9% in fiscal 2020 compared to the prior year due to decreased equipment revenue resulting from challenging industry conditions in certain of our markets.
Our International segment income before income taxes was $0.5 million for fiscal 2020, compared to $5.2 million for the same period last year. The decrease in segment income before income taxes was primarily due to decreased equipment revenue and the resulting negative impact on our ability to leverage our fixed operating costs within this segment as well as an overall increase in segment operating expenses.
Shared Resources/Eliminations
We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate most of these net expenses to our segments. Since these allocations are set early in the year, and a portion is planned to be unallocated, unallocated balances may occur. Shared Resource loss before income taxes was $1.6 million for fiscal 2020 compared to $1.4 million for fiscal 2019.

Non-GAAP Financial Measures
To supplement our net income and diluted earnings per share ("diluted EPS"), both GAAP measures, we present and our management utilizes adjusted net income, adjusted diluted EPS, and adjusted EBITDA, all non-GAAP financial measures. Generally, these non-GAAP financial measures include adjustments for items such as valuation allowances for income tax, restructuring costs, long-lived asset impairment charges, gains and losses recognized on the repurchase of our Senior Convertible Notes, ERP start-up costs, and other gains and losses. We believe that the presentation of adjusted net income, adjusted diluted EPS and adjusted EBITDA is relevant and useful to our management and investors because it provides a measurement of earnings on activities that we consider to occur in the ordinary course of our business. Adjusted net income, adjusted diluted EPS, and adjusted EBITDA should be evaluated in addition to, and not considered a substitute for, or superior to, the most comparable GAAP financial measure. In addition, other companies may calculate these non-GAAP financial measures in a different manner, which may hinder comparability of our results with those of other companies.

The following tables reconcile net income and diluted EPS, GAAP financial measures, to adjusted net income, adjusted diluted EPS, and adjusted EBITDA, all non-GAAP financial measures.

	Year Ended January 31,
	2020	2019
	(dollars in thousands, except per share data)
Adjusted Net Income
Net Income	$13,953	$12,182
Adjustments
ERP transition costs	7,175	—
Loss on repurchase of senior convertible notes	—	615
Restructuring & impairment charges	3,764	2,570
Total Pre-Tax Adjustments	10,939	3,185
Less: Tax Effect of Adjustments (1)	2,571	636
Less: Income Tax Valuation Allowance (2)	4,611	—
Total Adjustments	3,757	2,549
Adjusted Net Income	$17,710	$14,731

	Year Ended January 31,
	2020	2019
	(dollars in thousands, except per share data)
Adjusted Diluted EPS
Diluted EPS	$0.63	$0.55
Adjustments (3)
ERP transition costs	0.32	—
Loss on repurchase of senior convertible notes	—	0.03
Restructuring & impairment charges	0.17	0.12
Total Pre-Tax Adjustments	0.49	0.15
Less: Tax Effect of Adjustments (1)	0.12	0.03
Less: Income Tax Valuation Allowance (2)	0.21	—
Total Adjustments	0.16	0.12
Adjusted Diluted EPS	$0.79	$0.67

Adjusted EBITDA
Net Income	$13,953	$12,182
Adjustments
Interest expense, net of interest income	4,121	6,818
Provision for income taxes	699	3,972
Depreciation and amortization	28,067	23,605
EBITDA	46,840	46,577
Adjustments
ERP transition costs (excluding depreciation)	2,497	—
Loss on repurchase of senior convertible notes	—	615
Restructuring & impairment charges	3,764	2,570
Total Adjustments	6,261	3,185
Adjusted EBITDA	$53,101	$49,762

(1)
The tax effect of adjustments for all U.S. related items was determined using the federal and state statutory tax rates applicable to the respective period with an impact for state taxes given our valuation allowances against deferred tax assets. The federal statutory tax rate for the fiscal years ended January 31, 2020 and 2019 was 23.5% and 21.0%, respectively.

(2)	Amounts reflect the tax benefit recognized from the release of the valuation allowance on our U.S. deferred tax assets.

(3)	Adjustments are net of the impact of amounts allocated to participating securities where applicable.
For a discussion of other non-GAAP financial measures, see our discussion of Adjusted Cash Flow in the Cash Flow section elsewhere within this Item 7 of our Form 10-K.
Liquidity and Capital Resources
Sources of Liquidity
Our primary sources of liquidity are cash reserves, cash generated from operations, and borrowings under our floorplan payable and other credit facilities. We expect these sources of liquidity to be sufficient to fund our working capital requirements, acquisitions, capital expenditures and other investments in our business, service our debt, pay our tax and lease obligations and other commitments and contingencies, and meet any seasonal operating requirements for the foreseeable future, provided, however, that our borrowing capacity under our credit agreements is dependent on compliance with various financial covenants as further described in Note 8 to our consolidated financial statements included in this Form 10-K. We have worked in the past, and will continue to work in the future, with our lenders to implement satisfactory modifications to these financial covenants when appropriate for the business conditions confronted by us.
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
As of January 31, 2020, we had floorplan payable lines of credit for equipment purchases totaling $717.0 million, which includes a $450.0 million credit facility with CNH Industrial Capital, a $140.0 million floorplan payable line under the Wells Fargo Credit Agreement, a $60.0 million credit facility with DLL Finance, and additional credit facilities related to our foreign subsidiaries. Available borrowing capacity under these lines of credit are reduced by amounts outstanding under such facilities, borrowing base calculations and amount of standby letters of credit outstanding with respect to the Wells Fargo Credit Agreement, and certain acquisition-related financing arrangements with respect to the CNH Industrial Capital credit facility. As of January 31, 2020, the Company was in compliance with the financial covenants under its credit agreements. Additional details on each of these credit facilities is disclosed in Note 8 to our consolidated financial statements included in this annual report.
As of January 31, 2020, the Company was not subject to the fixed charge ratio covenant under the Wells Fargo Credit Agreement as our adjusted excess availability plus eligible cash collateral (as defined in the Wells Fargo Credit Agreement) was not less than 15% of the total amount of the credit facility. The maturity date for the Wells Fargo Credit Agreement was October 28, 2020. Effective April 3, 2020, we entered into an amended and restated credit agreement with the Bank Syndicate, which has a maturity date of April 3, 2025. Please refer to Note 27 to our consolidated financial statement included in Item 8 for further information regarding the Company's line of credit.
Our equipment inventory turnover decreased to 1.5 times for fiscal 2020 compared to 1.8 times for fiscal 2019. Our equipment inventories amount increased 23.7% from January 31, 2019 to January 31, 2020. The increase in equipment sales volume in fiscal 2020 as compared to fiscal 2019 was offset by the increase in our average equipment inventory over these time periods. Our equity in equipment inventory, which reflects the portion of our equipment inventory balance that is not financed by floorplan payables, decreased to 27.9% as of January 31, 2020 from 34.4% as of January 31, 2019. The decrease in our equity in equipment inventory is primarily due to the stocking of new equipment inventories and the higher level of floorplan financing available on such inventories, and increased borrowing on our floorplan lines of credit following the repayment of our outstanding Senior Convertible Notes on May 1, 2019.
Senior Convertible Notes
The Company's Senior Convertible Notes had a maturity date of May 1, 2019. The outstanding principal balance of Senior Convertible Notes as of January 31, 2019 was $45.6 million. In fiscal 2020, the Company repaid the remaining outstanding Senior Convertible Notes, which repayment was primarily funded from non-manufacturer floorplan payables in addition to cash generated from business activities.
Long-Term Debt Facilities
As of January 31, 2020, we had a $60.0 million working capital line of credit under the Wells Fargo Credit Agreement (the "Working Capital Line"). Under the recently executed Bank Syndicate Facility Agreement, the Company's working capital line increased to $65.0 million. The Working Capital Line is used to finance our working capital requirements and fund certain capital expenditures. As of January 31, 2020, the Company had utilized $10.0 million or 17% of the Working Capital Line. The Company may also decide in the future to finance a portion of our rental fleet as well as our capital expenditures using long-term debt from various lenders.
Adequacy of Capital Resources
Our primary uses of cash have been to fund our operating activities, including the purchase of inventories and providing for other working capital needs; meeting our debt service requirements; making payments due under our various leasing arrangements; funding capital expenditures, including the purchase of rental fleet assets; and from time to time, opportunistically repurchasing our previously outstanding Senior Convertible Notes. The primary factor affecting our ability to generate cash and to meet cash requirements, is our operating performance as impacted by (i) industry factors, (ii) competition, (iii) general economic conditions, (iv) the timing and extent of acquisitions, and (v) business and other factors including those identified in Item 1A "Risk Factors" and discussed in this Form 10-K.
Our ability to service our debt will depend upon our ability to generate necessary cash. This will depend on our future acquisition activity, operating performance, general economic conditions, and financial, competitive, business and other factors, some of which are beyond our immediate control. Based on our current operational performance, we believe our cash flow from operations, available cash, and available borrowings under our existing credit facilities will be adequate to meet our liquidity needs for, at a minimum, the next 12 months.
In fiscal 2020, we used $14.3 million in cash for rental fleet purchases and $10.7 million in cash for property and equipment purchases and financed $11.0 million in property and equipment purchases with long-term debt and capital leases. The property and equipment purchases primarily related to the purchase of vehicles and improvements to, or purchase of, real estate assets. In fiscal 2019, we used $5.7 million in cash for rental fleet purchases, $6.3 million in cash for property and equipment purchases, and financed $5.2 million in property and equipment purchases with long-term debt. The property and equipment purchases primarily related to the purchase of vehicles, trucks and real estate. We expect our cash expenditures for property and equipment, exclusive of rental fleet purchases, for fiscal 2021 to be approximately $20.0 million and expect cash expenditures for our rental fleet for fiscal 2021 to be approximately $15.0 million. The actual amount of our fiscal 2021 capital expenditures will depend upon factors such as general economic conditions, growth prospects for our industry and our decisions regarding financing and leasing options. We currently expect to finance property and equipment purchases with borrowings under our existing credit facilities, financing with long-term debt, with available cash or with cash flow from operations. We may need to incur additional debt if we pursue any future acquisitions.
There can be no assurances, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under the credit facilities with the Bank Syndicate, CNH Industrial Capital and DLL Finance in amounts sufficient to allow us to service our indebtedness and to meet our other commitments. If we are unable to generate sufficient cash flow from operations or to obtain sufficient future borrowings, we may be required to seek one or more alternatives such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. There can be no assurances that we will be able to succeed with one of these alternatives on commercially reasonable terms, if at all. In addition, if we pursue strategic acquisitions, we may require additional equity or debt financing to consummate the transactions, and we cannot assure you that we will succeed in obtaining this financing on favorable terms or at all. If we incur additional indebtedness to finance any of these transactions, this may place increased demands on our cash flow from operations to service the resulting increased debt. Our existing debt agreements contain restrictive covenants that may restrict our ability to adopt any of these alternatives. Any non-compliance by us under the terms of our debt agreements could result in an event of default which, if not cured, could result in the acceleration of our debt. We have met all financial covenants under these credit agreements as of January 31, 2020. If anticipated operating results create the likelihood of a future covenant violation, we would seek to work with our lenders on an appropriate modification or amendment to our financing arrangements.

Cash Flow
Cash Flow Provided By Operating Activities
Net cash provided by operating activities in fiscal 2020 was $1.0 million compared to $46.6 million in fiscal 2019. The decrease in net cash provided by operating activities of $45.6 million from fiscal 2019 to fiscal 2020 was primarily attributable to changes in inventory. We evaluate our cash flow from operating activities net of all floorplan payable activity and maintain a constant level of equity in our inventory. Taking these adjustments into account, our adjusted cash flow provided by operating activities was $17.8 million for fiscal 2020 compared to $47.4 million for fiscal 2019. For a reconciliation of this adjusted cash flow provided by operating activities to the comparative GAAP financial measure, refer to the Adjusted Cash Flow Reconciliation below.
Cash Flow Used For Investing Activities
Net cash used for investing activities is primarily comprised of cash used for property and equipment purchases, including rental fleet purchases, and for business acquisitions.
Net cash used for investing activities was $36.5 million in fiscal 2020, compared to $25.8 million in fiscal 2019. In fiscal 2020, the Company used $25.0 million of cash, compared to $12.0 million in fiscal 2019, for additional investment in our rental fleet, vehicles, capital improvements, and purchases of real estate. In addition, the Company utilized $13.9 million of cash, compared to $15.3 million in the prior fiscal year, for acquisitions.
Cash Flow Provided By (Used For) Financing Activities
Net cash provided by financing activities was $22.9 million in fiscal 2020, compared to net cash used for financing activities of $16.7 million in fiscal 2019. In fiscal 2020, net cash provided by financing activities was the result of increased non-manufacturer floorplan payables, the proceeds of which were partially used to repay $45.6 million face value of our Senior Convertible Notes, which matured on May 1, 2019. Additionally, in fiscal 2020, long-term financing proceeds of $18.9 million were utilized to purchase previously leased assets, vehicles and real estate.
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
Our equity in equipment inventory was 27.9% and 34.4% as of January 31, 2020 and 2019, respectively.
Adjusted Cash Flow is a non-GAAP financial measure. We believe that the presentation of Adjusted Cash Flow is relevant and useful to our investors because it provides information on activities we consider normal operations of our business, regardless of financing source and level of financing for our equipment inventory. The following table reconciles net cash provided by operating activities, a GAAP financial measure, to adjusted cash flow provided by operating activities; and net cash used for financing activities, a GAAP financial measure, to adjusted cash flow used for financing activities.

	Net Cash Provided by (Used for) Operating Activities		Net Cash Provided by (Used for) Financing Activities
	Year Ended January 31,		Year Ended January 31,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Cash Flow, As Reported	$955	$46,605	$22,869	$(16,727)
Adjustment for Non-Manufacturer Floorplan Net Payments	50,158	16,818	(50,158)	(16,818)
Adjustment for Constant Equity in Equipment Inventory	(33,359)	(16,030)	—	—
Adjusted Cash Flow	$17,754	$47,393	$(27,289)	$(33,545)

Certain Information Concerning Off-Balance Sheet Arrangements
As of January 31, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. In the normal course of our business activities, we lease real estate, vehicles and equipment under operating leases.
Contractual and Commercial Commitment Summary
Our contractual obligations and commercial commitments as of January 31, 2020 are summarized below:

		Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(in thousands)
Long-term debt obligations (1)	$74,798	$18,466	$15,330	$15,522	$25,480
Operating lease (2)	126,998	18,714	32,578	28,530	47,176
Purchase obligations (3)	18,207	4,850	7,232	6,125	—
Total	$220,003	$42,030	$55,140	$50,177	$72,656

(1)	Includes obligations under our capital lease and financing obligations, long-term debt obligations and estimates of interest payable under all such obligations.

(2)
Includes minimum lease payment obligations under operating leases. Amounts do not include insurance or real estate taxes, which we include in our operating expenses and which we estimate will be approximately $2.3 million for the less than 1 year period, $4.3 million for the 1 to 3 year period, $3.9 million for the 3 to 5 year period, and $6.7 million for the more than 5 years period for a total of approximately $17.2 million. See Note 16 to our consolidated financial statements for a description of our operating lease obligations.

(3)	Primarily represents contracts related to information technology systems.
Information Regarding Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. We include "forward-looking" information in this Form 10-K, including this Item 7, as well as in other materials filed or to be filed by us with the SEC (as well as information included in oral statements or other written statements made or to be made by us).
This Form 10-K contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify forward-looking statements by the following words: "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "ongoing," "plan," "potential," "predict," "project," "should," "will," "would," or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management's beliefs and assumptions, which in turn are based on currently available information. Our forward-looking statements in this Form 10-K generally relate to the following:

•
our beliefs and intentions with respect to our growth strategies, including growth through strategic acquisitions, the types of acquisition targets we intend to pursue, the availability of suitable acquisition targets, the industry climate for dealer consolidation, and our ability to implement our growth strategies;

•	our beliefs with respect to factors that will affect demand and seasonality of purchasing in the agricultural and construction industries;

•	our beliefs with respect to our primary supplier (CNH Industrial) of equipment and parts inventory;

•	our beliefs with respect to the equipment market, our competitors and our competitive advantages;

•	our beliefs with respect to the impact of U.S federal government policies on the agriculture economy;

•	our beliefs with respect to the impact of commodity prices for the fossil fuels and other commodities on our operating results;

•	our beliefs with respect to the impact of government regulations;

•	our beliefs with respect to our business strengths and the diversity of our customer base;

•	our plans and beliefs with respect to real property used in our business;

•	our plans and beliefs regarding future sales, sales mix, and marketing activities;

•	our beliefs and assumptions regarding the payment of dividends;

•	our beliefs and assumptions regarding valuation reserves, equipment inventory balances, fixed operating expenses, and absorption rate;

•	our beliefs and expectations regarding the effects of the political climate and economy in Ukraine;

•	our beliefs and assumptions with respect to our rental equipment operations;

•	our beliefs with respect to our employee relations;

•
our assumptions, beliefs and expectations with respect to past and future market conditions, including interest rates, and public infrastructure spending, new environmental standards, and the impact these conditions will have on our operating results;

•
our beliefs with respect to the impact of our credit agreements, including future interest expense, limits on corporate transactions, financial covenant compliance, and ability to negotiate amendments or waivers, if needed;

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
Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management's beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results that differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•	incorrect assumptions regarding our cash needs and the amount of inventory we need on hand;

•	general economic conditions and construction activity in the markets where we operate;

•	our dependence of CNH Industrial and our relationships with other equipment suppliers;

•	our level of indebtedness and ability to comply with the terms of agreements governing our indebtedness;

•	the risks associated with the expansion of our business;

•	the risks resulting from outbreaks or other public health crises, including COVID-19;

•	the potential inability to integrate any businesses we acquire;

•	competitive pressures;

•	significant fluctuations in the price of our common stock

•	risks related to our dependence on our information technology systems and the impact of potential breaches and other disruptions

•	compliance with laws and regulations; and

•	other factors discussed under "Risk Factors" or elsewhere in this Form 10-K.
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
Interest Rate Risk
Exposure to changes in interest rates results from borrowing activities used to fund operations. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. We have both fixed and floating rate financing. Some of our floating rate credit facilities contain minimum rates of interest to be charged. Based upon our interest-bearing balances and interest rates as of January 31, 2020, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $1.8 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $1.8 million. At January 31, 2020, we had total floorplan payables of $371.8 million, of which $166.6 million was interest-bearing at variable interest rates and $205.2 million was non-interest bearing. In addition, at January 31, 2020, we had total long-term debt of $57.4 million, all of which was fixed rate debt.
Foreign Currency Exchange Rate Risk
Our foreign currency exposures arise as the result of our foreign operations. We are exposed to transactional foreign currency exchange rate risk through our foreign entities holding assets and liabilities denominated in currencies other than their functional currency. In addition, the Company is exposed to foreign currency transaction risk as a result of certain intercompany financing transactions. The Company attempts to manage its transactional foreign currency exchange rate risk through the use of derivative financial instruments, primarily foreign exchange forward contracts, or through natural hedging instruments. Based upon balances and exchange rates as of January 31, 2020, holding other variables constant, we believe that a hypothetical 10% increase or decrease in all applicable foreign exchange rates would not have a material impact on our results of operations or cash flows. As of January 31, 2020, our Ukrainian subsidiary had $3.8 million of net monetary assets denominated in Ukrainian hryvnia (UAH). We have attempted to minimize our net monetary asset position through reducing overall asset levels in Ukraine and through borrowing in UAH which serves as a natural hedging instrument offsetting our net UAH denominated assets. At certain times, currency and payment controls imposed by the National Bank of Ukraine have limited our ability to manage our net monetary asset position. While the UAH remained relatively stable in fiscal 2019, an escalation of political tensions or economic instability could lead to significant UAH devaluations, which could have a material impact on our results of operations and cash flows.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Balance Sheets of the Company as of January 31, 2020 and 2019, and the related Consolidated Statements of Operations, Comprehensive Income (Loss), Stockholders' Equity, and Cash Flows for the years ended January 31, 2020, 2019 and 2018, and the notes thereto, have been audited by Deloitte & Touche LLP, an independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Titan Machinery Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Titan Machinery Inc. and subsidiaries (the “Company”) as of January 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 6, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
April 6, 2020

We have served as the Company's auditor since 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Titan Machinery Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Titan Machinery Inc. and subsidiaries (the "Company") as of January 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended January 31, 2020, of the Company and our report dated April 6, 2020, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
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

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
April 6, 2020

TITAN MACHINERY INC.
CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 31, 2020 AND 2019
(in thousands, except per share data)

	January 31, 2020	January 31, 2019
Assets
Current Assets
Cash	$43,721	$56,745
Receivables, net of allowance for doubtful accounts	72,776	77,500
Inventories	597,394	491,091
Prepaid expenses and other	13,655	15,556
Total current assets	727,546	640,892
Noncurrent Assets
Property and equipment, net of accumulated depreciation	145,562	138,950
Operating lease assets	88,281	—
Deferred income taxes	2,147	3,010
Goodwill	2,327	1,161
Intangible assets, net of accumulated amortization	8,367	7,247
Other	1,113	1,178
Total noncurrent assets	247,797	151,546
Total Assets	$975,343	$792,438

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$16,976	$16,607
Floorplan payable	371,772	273,756
Senior convertible notes	—	45,249
Current maturities of long-term debt	13,779	2,067
Current maturities of operating leases	12,259	—
Deferred revenue	40,968	46,409
Accrued expenses and other	38,409	36,364
Total current liabilities	494,163	420,452
Long-Term Liabilities
Long-term debt, less current maturities	37,789	20,676
Operating lease liabilities	88,387	—
Deferred income taxes	2,055	4,955
Other long-term liabilities	7,845	11,044
Total long-term liabilities	136,076	36,675
Commitments and Contingencies (Notes 14 and 15)
Stockholders' Equity
Common stock, par value $0.00001 per share, 45,000 shares authorized; 22,335 shares issued and outstanding at January 31, 2020; 22,218 shares issued and outstanding at January 31, 2019	—	—
Additional paid-in-capital	250,607	248,423
Retained earnings	97,717	89,228
Accumulated other comprehensive loss	(3,220)	(2,340)
Total stockholders' equity	345,104	335,311
Total Liabilities and Stockholders' Equity	$975,343	$792,438
See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JANUARY 31, 2020, 2019 AND 2018
(in thousands, except per share data)

	2020	2019	2018
Revenue
Equipment	$917,202	$909,178	$844,768
Parts	234,217	210,796	203,231
Service	99,165	86,840	88,794
Rental and other	54,587	54,691	55,813
Total Revenue	1,305,171	1,261,505	1,192,606
Cost of Revenue
Equipment	818,707	812,467	764,649
Parts	165,190	149,615	143,729
Service	33,446	29,036	30,679
Rental and other	37,010	38,799	38,249
Total Cost of Revenue	1,054,353	1,029,917	977,306
Gross Profit	250,818	231,588	215,300
Operating Expenses	225,722	201,537	203,203
Impairment of Long-Lived Assets	3,764	2,156	673
Restructuring Costs	—	414	10,499
Income from Operations	21,332	27,481	925
Other Income (Expense)
Interest income and other income (expense)	3,126	2,547	1,635
Floorplan interest expense	(5,354)	(6,114)	(8,152)
Other interest expense	(4,452)	(7,760)	(8,847)
Income (Loss) Before Income Taxes	14,652	16,154	(14,439)
Provision for (Benefit from) Income Taxes	699	3,972	(7,390)
Net Income (Loss)	$13,953	$12,182	$(7,049)

Earnings (Loss) per Share:
Basic	$0.63	$0.55	$(0.32)
Diluted	$0.63	$0.55	$(0.32)

Weighted Average Common Shares:
Basic	21,946	21,809	21,543
Diluted	21,953	21,816	21,543
See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED JANUARY 31, 2020, 2019 AND 2018
(in thousands)

	2020	2019	2018
Net Income (Loss)	$13,953	$12,182	$(7,049)
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(880)	(640)	2,399
Cash flow hedging instruments, net of tax	—	—	684
Total Other Comprehensive Income (Loss)	(880)	(640)	3,083
Comprehensive Income (Loss)	$13,073	$11,542	$(3,966)
See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JANUARY 31, 2020, 2019 AND 2018
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares Outstanding	Amount
BALANCE, JANUARY 31, 2017	21,836	$—	$240,615	$85,347	$(4,783)	$321,179
ASU 2016-19 cumulative effect adjustment	—	—	2,087	(1,252)	—	835
Common stock issued on grant of restricted stock and exercise of stock options, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	266	—	989	—	—	989
Stock-based compensation expense	—	—	3,441	—	—	3,441
Repurchase of senior convertible notes	—	—	(623)	—	—	(623)
Net loss	—	—	—	(7,049)	—	(7,049)
Other comprehensive loss	—	—	—	—	3,083	3,083
BALANCE, JANUARY 31, 2018	22,102	—	246,509	77,046	(1,700)	321,855
Common stock issued on grant of restricted stock and exercise of stock options, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	116	—	(621)	—	—	(621)
Stock-based compensation expense	—	—	2,535	—	—	2,535
Net Income	—	—	—	12,182	—	12,182
Other comprehensive income	—	—	—	—	(640)	(640)
BALANCE, JANUARY 31, 2019	22,218	—	248,423	89,228	(2,340)	335,311
ASU 2016-02 cumulative effect adjustment	—	—	—	(5,464)	—	(5,464)
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	117	—	(509)	—	—	(509)
Stock-based compensation expense	—	—	2,693	—	—	2,693
Net income	—	—	—	13,953	—	13,953
Other comprehensive loss	—	—	—	—	(880)	(880)
BALANCE, JANUARY 31, 2020	22,335	$—	$250,607	$97,717	$(3,220)	$345,104
See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 31, 2020, 2019 AND 2018
(in thousands)

	2020	2019	2018
Operating Activities
Net income (loss)	$13,953	$12,182	$(7,049)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	28,067	23,605	25,105
Impairment	3,764	2,156	673
Deferred income taxes	(1,663)	2,511	(8,920)
Stock-based compensation expense	2,693	2,535	3,441
Noncash interest expense	408	2,432	3,651
Noncash lease expense	12,234	—	—
Loss (gain) on repurchase of senior convertible notes	—	615	(22)
Other, net	(388)	995	(2,406)
Changes in assets and liabilities
Receivables, prepaid expenses and other assets	6,217	(13,475)	(1,002)
Inventories	(99,469)	4,996	20,338
Manufacturer floorplan payable	49,601	(2,635)	46,141
Accounts payable, deferred revenue, accrued expenses and other and other long-term liabilities	(1,890)	10,688	15,862
Operating lease liability	(12,572)	—	—
Net Cash Provided by Operating Activities	955	46,605	95,812
Investing Activities
Rental fleet purchases	(14,302)	(5,665)	(12,578)
Property and equipment purchases (excluding rental fleet)	(10,714)	(6,286)	(13,537)
Proceeds from sale of property and equipment	2,415	1,549	5,030
Acquisition consideration, net of cash acquired	(13,887)	(15,299)	(3,652)
Other, net	19	(131)	148
Net Cash Used for Investing Activities	(36,469)	(25,832)	(24,589)
Financing Activities
Net change in non-manufacturer floorplan payable	50,158	16,818	(38,626)
Principal payments on senior convertible notes	(45,644)	(20,025)	(29,093)
Proceeds from long-term debt borrowings	23,354	3,252	33,001
Principal payments on long-term debt	(4,490)	(16,116)	(36,786)
Other, net	(509)	(656)	38
Net Cash Provided by (Used for) Financing Activities	22,869	(16,727)	(71,466)
Effect of Exchange Rate Changes on Cash	(379)	(697)	488
Net Change in Cash	(13,024)	3,349	245
Cash at Beginning of Period	56,745	53,396	53,151
Cash at End of Period	$43,721	$56,745	$53,396
Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period
Income taxes, net of refunds	$3,656	$3,681	$(5,555)
Interest	$9,687	$11,064	$13,634
Supplemental Disclosures of Noncash Investing and Financing Activities
Net property and equipment financed with long-term debt, capital leases, accounts payable and accrued liabilities	$11,039	$5,230	$752
Business combination assets acquired through direct financing	$—	$—	$871
Net transfer of assets from property and equipment to inventories	$2,544	$5,263	$3,609
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
The Company's foreign subsidiaries have fiscal years ending on December 31 of each year, consistent with statutory reporting requirements in each of the respective countries. The accounts of the Company's foreign subsidiaries are consolidated as of December 31 of each year. No events or transactions occurred related to these subsidiaries in January 2020 that would have materially affected the consolidated financial position, results of operations or cash flows.
Reclassifications
Concurrent with the adoption of the new lease accounting standard guidance, the Company elected to reclassify finance lease liabilities in the accompanying consolidated balance sheet as of January 31, 2019 to maintain consistency and comparability between periods presented. The amounts reclassified included $1.3 million from current maturities of long-term debt to accrued expenses and other and $5.1 million from long-term debt, less current maturities to other long-term liabilities. Theses reclassifications had no impact on total current liabilities, total long-term liabilities or total liabilities and stockholders' equity within the consolidated balance sheet.
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
Concentrations of Credit Risk
The Company's sales are to agricultural and construction equipment customers principally in the U.S. states and European countries in which its stores are located. The Company extends credit to its customers in the ordinary course of business and monitors its customers' financial condition to minimize its risks associated with trade receivables; however, the Company does not generally require collateral on trade receivables.
The Company's cash balances are maintained in bank deposit accounts, which, at times, are in excess of federally insured limits.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Concentrations in Operations
The Company currently purchases new equipment, rental equipment and the related parts from a limited number of manufacturers. Although no change in suppliers is anticipated, the occurrence of such a change could cause a possible loss of sales and adversely affect operating results. The Company is the holder of authorized dealerships granted by CNH Industrial America, LLC and CNHI International SA (collectively referred to "CNH Industrial") whereby it has the right to act as an authorized dealer for the entity's equipment at specified locations. The dealership authorizations and floorplan payable facilities can be canceled by the respective entity if the Company does not observe certain established guidelines and covenants.
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
Revenue Recognition
Revenues are recognized when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration the Company expects to collect in exchange for those goods or services. Shipping and handling costs are recorded as cost of revenue. Sales, value added and other taxes collected from the Company's customers concurrent with the Company's revenue activities are excluded from revenue.
Equipment Revenue. Equipment revenue transactions include the sale of new and used agricultural and construction equipment. The Company satisfies its performance obligations and recognizes revenue at a point in time, primarily upon the delivery of the product. Once a product is delivered, the customer has physical possession of the asset, can direct the use of the asset, and has the significant risks and rewards of ownership of the asset. Equipment transactions often include both cash and non-cash consideration. Cash consideration is paid directly by the Company's customers or by third-party financial institutions financing the Company's customer transactions. Non-cash consideration is in the form of trade-in equipment assets. The Company assigns a value to trade-in assets by estimating a future selling price, which the Company estimates based on relevant internal and third-party data, less a gross profit amount to be realized at the time the trade-in asset is sold and an estimate of any reconditioning work required to ready the asset for sale. Both cash and non-cash consideration may be received prior to or after the Company's performance obligation is satisfied. Any consideration received prior to the satisfaction of the Company's performance obligation is recognized as deferred revenue. Receivables recognized for amounts not paid at the time our performance obligation is satisfied, including amounts due from third-party financial institutions, generally do not have established payment terms but are collected in relatively short time periods.
For certain equipment sale transactions, the Company provides a residual value guarantee to CNH Industrial Capital in connection with a customer leasing arrangement in which the Company sells the equipment to CNH Industrial Capital, who simultaneously executes a leasing arrangement with the Company's end-user customer. The amount of revenue recognized for the sale of the equipment asset is reduced by, and the Company recognizes a corresponding liability equal to, our estimate of the amount that is probable of being paid under the guarantee discounted at a rate of interest to reflect the risk inherent in the liability.
Also included in equipment revenue are net commissions earned for serving as the agent in facilitating sales of equipment assets the Company holds as consignee on behalf of the consignor, as well as net commissions earned for facilitating the sale of extended warranty protection plans provided by the Company's suppliers or third-party insurance providers.
We have elected, as a practical expedient, to recognize sales commissions earned on the sale of equipment inventory as an expense when incurred; because the amortization period of this cost, if it was otherwise capitalized, would be less than one year. These costs are recorded in operating expenses in our consolidated statements of operations.
Parts Revenue. We sell a broad range of maintenance and replacement parts for both equipment that we sell and other types of equipment. The Company satisfies its performance obligation and recognizes revenue at a point in time, upon delivery

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Service Revenue. We provide repair and maintenance services, including repairs performed under manufacturer warranties, for our customer’s equipment. We recognize service and associated parts revenue of our repair and maintenance services over time as we transfer control of these goods and services over time. The Company recognizes revenue over time in the amount to which we have the right to invoice the customer, as such an amount corresponds to the value of our performance completed to date. Generally, the Company has the right to invoice the customer for labor hours incurred and parts inventories consumed during the performance of the service arrangement. Customer invoicing most often occurs at the conclusion of our repair and maintenance services. Accordingly, we recognize unbilled receivables for the amount of unbilled labor hours incurred and parts inventories consumed under our repair and maintenance arrangements. Upon customer invoicing, unbilled receivables are reclassified to receivables. In many cases, customers tender payment at the completion of our work and the creation of the invoice. Balances not paid at the time of invoicing are typically due in full within 30 days.
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
Receivables and Credit Policy
Trade accounts receivable due from customers are uncollateralized customer obligations due under normal trade terms requiring payment within 30 to 90 days from the invoice date. Balances unpaid after the due date based on trade terms are considered past due and begin to accrue interest. Payments of trade receivables are allocated to the specific invoices identified on the customer's remittance advice or, if unspecified, are applied to the earliest unpaid invoices. Trade accounts receivable due from manufacturers relate to discount programs and incentive programs. Trade accounts receivable due from finance companies primarily consist of contracts in transit with finance companies and balances due from credit card companies. These receivables do not generally have established payment terms but are collected in relatively short time periods. Unbilled receivables represent unbilled labor hours incurred and parts inventories consumed during the performance of service arrangements for our customers at their retail rates.
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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Goodwill
Goodwill is recognized and initially measured as any excess of the acquisition-date consideration transferred in a business combination over the acquisition-date amounts recognized for the net identifiable assets acquired. Goodwill is not amortized but is tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not result in an impairment of goodwill. Impairment testing is performed at the reporting unit level. A reporting unit is defined as an operating segment or one level below an operating segment, referred to as a component. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. After implementing new authoritative guidance regarding goodwill impairment on February 1, 2018, the goodwill impairment analysis is a single-step quantitative assessment that identifies both the existence of impairment and the amount of impairment loss by comparing the estimated fair value of a reporting unit to its carrying value, with any excess carrying value over the fair value being recognized as an impairment loss, limited to the total amount of goodwill allocated to that reporting unit. The Company performs its annual goodwill impairment test as of December 31st of each year and has identified two reporting units that carry a goodwill balance.
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
During the year ended January 31, 2020, the Company determined that certain events or circumstances, including a current period operating loss combined with historical losses and anticipated future operating losses, within certain of its stores was an indication that the long-lived assets of these stores may not be recoverable. The aggregate carrying value of such assets totaled $9.4 million. In light of these circumstances, the Company performed step one of the long-lived asset impairment analysis for these assets and concluded that the carrying value was not recoverable. Accordingly, the Company performed step two of the impairment analysis and estimated the fair value of the assets using an income approach. The Company recognized total impairment charges of $3.1 million, of which $2.3 million related to the Agriculture segment and $0.8 million related to the Construction segment. All impairment charges recognized are included in the Impairment of Long-Lived Assets amount in the consolidated statements of operations.
We performed similar impairment analyses at the end of fiscal 2019 and 2018. The Company recognized impairment charges totaling $2.2 million on long-lived assets during the year ended January 31, 2019, of which $0.9 million related to the Agriculture segment, $1.1 million related to the Construction segment, and $0.2 million related to the International segment. The Company recognized impairment charges totaling $0.7 million on long-lived assets during the year ended January 31, 2018, of which $0.2 million related to the Agriculture segment and $0.5 million related to the Construction segment.
Construction of Leased Assets and Sale-Leaseback Accounting
The Company from time to time performs construction projects on its store locations, which are recorded as property and equipment in the consolidated balance sheet during the construction period. Upon completion, these assets are either placed in service, at which point the depreciation of the asset commences, or are part of a sale-leaseback transaction with a third-party buyer/lessor. In certain other situations the Company enters into build-to-suit construction projects with third-party lessors. Under the applicable lease accounting rules, certain forms of lessee involvement in the construction of the leased asset deem the Company to be the owner of the leased asset during the construction period and requires capitalization of the lessor's total project costs on the consolidated balance sheet with the recognition of a corresponding financing obligation. Upon completion of a project for which the constructed assets are sold to a buyer/lessor or the completion of a capitalized build-to suit construction project, the Company performs a sale-leaseback analysis to determine if the asset and related financing obligation can be derecognized from the consolidated balance sheet. Certain provisions in a number of our lease agreements, primarily provisions regarding repurchase options, are deemed to be continuing involvement in the sold asset which precludes sale recognition. In such cases, the asset remains on the consolidated balance sheet under property and equipment and the proceeds received in the sale-leaseback transaction are recognized as a financing obligation under long-term debt in the consolidated balance sheet. Both the asset and the financing obligation are amortized over the lease term. In instances in which the Company has no continuing involvement in the sold asset, the criteria for sale recognition are met and the asset and any related financing obligation are derecognized from the consolidated balance sheet, and the lease is analyzed for proper accounting treatment as either an operating or finance lease.

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
Advertising Costs
Costs incurred for producing and distributing advertising are expensed as incurred. Advertising expense amounted to $2.2 million, $2.1 million and $2.2 million for the years ended January 31, 2020, 2019 and 2018.

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
The Company recognized, in interest income and other income (expense) in its consolidated statements of operations, a net foreign currency transaction gain of $0.4 million and $1.2 million for the years ended January 31, 2020 and 2018, respectively, and a net foreign currency transaction loss of $0.9 million for the year ended January 31, 2019.
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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In February 2016, the Financial Accounting Standards Board ("FASB") issued a new leasing standard applicable for lessees and lessors and codified in Accounting Standards Codification 842, Leases, ("ASC 842") to increase transparency and comparability among organizations. Most prominent among the changes in the standard is the recognition on the balance sheet by a lessee of right-of-use assets and lease liabilities for most leases. The standard also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from lease activities. This guidance was effective for reporting periods beginning after December 15, 2018.
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
Adoption of the new standard for leasing transactions in which the Company is the lessee had a material impact on our consolidated balance sheet but did not have an impact on our consolidated statement of operations or cash flows. The most significant impact was the recognition of right-of-use assets and lease liabilities for operating leases, while the accounting for financing leases remained substantially unchanged. We recognized a cumulative-effect adjustment to retained earnings as of February 1, 2019 of $5.5 million primarily resulting from impairment of operating lease right-of-use assets present on the date of adoption, net of the deferred tax impact. The adoption of the new standard for leasing transactions in which the Company is the lessor did not impact our consolidated balance sheet, statement of operations or cash flows. The Company has included the additional disclosures required under ASC 842 in Note 16.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Adoption of ASC 842 impacted our consolidated balance sheet as of February 1, 2019 as follows:

	As Previously	Adoption Impact		As
	Reported	of ASC 842		Adjusted
	(in thousands)
		Increase/(Decrease)
Assets
Operating lease assets	$—	$100,469	(a)	$100,469

Liabilities and Stockholders' Equity
Current maturities of long-term debt	3,340	(1,273)	(b)	2,067
Current operating lease liabilities	—	12,266	(c)	12,266
Accrued expenses and other	35,091	972	(d)	36,063
Long-term debt, less current maturities	25,812	(5,136)	(b)	20,676
Operating lease liabilities	—	98,250	(c)	98,250
Deferred income taxes	4,955	(374)	(e)	4,581
Other long-term liabilities	5,908	1,228	(f)	7,136
Retained earnings	89,228	(5,464)	(g)	83,764
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
Accounting guidance not yet adopted
In June 2016, the FASB issued a new standard, codified in ASC 326, that modifies how entities measure credit losses on most financial instruments. The new standard replaces the current "incurred loss" model with an "expected credit loss" model that requires consideration of a broader range of information to estimate expected credit losses over the lifetime of the asset. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, and will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align our credit loss methodology with the new standard. We adopted this standard on February 1, 2020. While we are currently finalizing our evaluation of the impact to our consolidated financial statements of adopting this guidance, we do not anticipate that the guidance will materially impact our consolidated financial statements.
In February 2018, the FASB issued guidance on the accounting for implementation costs incurred in a cloud computing arrangement that is a service contract, codified in ASC 350-40. This guidance aligns the accounting for costs incurred to implement a cloud computing arrangement that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, and may be applied using either a retrospective or prospective transition approach. We adopted this standard on February 1, 2020 and anticipate applying the prospective transition approach.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

While we are currently finalizing our evaluation of the impact of adopting this guidance, we anticipate that it will prospectively impact our consolidated financial statements as we expect to incur approximately $2.8 million of costs in fiscal 2021 related to our ERP conversion which will be capitalized, but would have been expensed as incurred under previous accounting guidance.
NOTE 2 - EARNINGS PER SHARE
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
Basic EPS is computed by dividing net income (loss) attributable to Titan Machinery Inc. common stockholders by the weighted-average number of shares of common stock outstanding during the relevant period. Diluted EPS is computed by dividing net income (loss) attributable to Titan Machinery Inc. common stockholders by the weighted-average number of shares of common stock outstanding after adjusting for potential dilution related to the conversion of all dilutive securities into common stock. All potentially dilutive securities were included in the computation of diluted EPS for years with net income. All anti-dilutive securities were excluded from the computation of diluted EPS.
The following table sets forth the calculation of basic and diluted EPS:

	Year Ended January 31,
	2020	2019	2018
	(in thousands, except per share data)
Numerator
Net income (loss)	$13,953	$12,182	$(7,049)
Allocation to participating securities	(221)	(202)	141
Net income (loss) attributable to Titan Machinery Inc. common stockholders	$13,732	$11,980	$(6,908)
Denominator
Basic weighted-average common shares outstanding	21,946	21,809	21,543
Plus: incremental shares from assumed vesting of restricted stock units	7	7	—
Diluted weighted-average common shares outstanding	21,953	21,816	21,543

Earnings (Loss) per Share:
Basic	$0.63	$0.55	$(0.32)
Diluted	$0.63	$0.55	$(0.32)

Anti-dilutive shares excluded from diluted weighted-average common shares outstanding:
Stock options and restricted stock units	—	—	95
Shares underlying senior convertible notes (conversion price of $43.17)	—	1,057	1,521

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 - REVENUE
The following tables present our revenue disaggregated by revenue source and segment for the years ended January 31, 2020 and 2019:

	Year Ended January 31, 2020
	Agriculture	Construction	International	Total
	(in thousands)
Equipment	$535,792	$194,675	$186,735	$917,202
Parts	141,093	52,160	40,964	234,217
Service	66,158	26,189	6,818	99,165
Other	2,989	2,895	264	6,148
Revenue from contracts with customers	746,032	275,919	234,781	1,256,732
Rental	3,010	44,115	1,314	48,439
Total revenues	$749,042	$320,034	$236,095	$1,305,171

	Year Ended January 31, 2019
	Agriculture	Construction	International	Total
	(in thousands)
Equipment	$535,034	$185,163	$188,981	$909,178
Parts	127,741	47,404	35,651	210,796
Service	58,823	23,267	4,750	86,840
Other	2,690	3,896	179	6,765
Revenue from contracts with customers	724,288	259,730	229,561	1,213,579
Rental	2,505	42,259	3,162	47,926
Total revenues	$726,793	$301,989	$232,723	$1,261,505
Deferred revenue from contracts with customers totaled $39.5 million and $44.9 million as of January 31, 2020 and January 31, 2019. Our deferred revenue most often increases in the fourth quarter of each fiscal year, due to a higher level of customer down payments or prepayments. In the fourth quarter of the fiscal year, longer time periods between customer payments and delivery of the equipment occur. The decrease in deferred revenue from January 31, 2019 to January 31, 2020 was primarily due to lower new equipment sales activity during the fourth quarter of fiscal 2020. During the year ended January 31, 2020, the Company recognized substantially all of the revenue that was included in the deferred revenue balance as of January 31, 2019.
No material amount of revenue was recognized during the year ended January 31, 2020 from performance obligations satisfied in previous periods. The Company has elected as a practical expedient to not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of service of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. The contracts for which the practical expedient has been applied include (i) equipment revenue transactions, which do not have a stated contractual term, but are short-term in nature, and (ii) service revenue transactions, which also do not have a stated contractual term but are generally completed within 30 days and for such contracts we recognize revenue over time at the amount to which we have the right to invoice for services completed to date.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 - RECEIVABLES

	January 31, 2020	January 31, 2019
	(in thousands)
Trade and unbilled receivables from contracts with customers
Trade receivables due from customers	$36,400	$38,827
Trade receivables due from finance companies	12,352	10,265
Unbilled receivables	13,944	11,222
Trade and unbilled receivables from rental contracts
Trade receivables	7,381	6,386
Unbilled receivables	861	828
Other receivables
Due from manufacturers	5,763	12,950
Other	1,198	550
Total receivables	77,899	81,028
Less allowance for doubtful accounts	(5,123)	(3,528)
Receivables, net of allowance for doubtful accounts	$72,776	$77,500
The following table presents impairment losses on receivables arising from sales contracts with customers and receivables arising from rental contracts:

	Year Ended January 31, 2020	Year Ended January 31, 2019
	(in thousands)
Impairment losses on:
Receivables from sales contracts	$1,373	$492
Receivables from rental contracts	1,124	343
	$2,497	$835
NOTE 5 - INVENTORIES

	January 31, 2020	January 31, 2019
	(in thousands)
New equipment	$358,339	$258,081
Used equipment	157,535	158,951
Parts and attachments	79,813	72,760
Work in process	1,707	1,299
	$597,394	$491,091

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 - PROPERTY AND EQUIPMENT

	January 31, 2020	January 31, 2019
	(in thousands)
Rental fleet equipment	$104,133	$111,164
Machinery and equipment	22,682	21,646
Vehicles	51,850	42,330
Furniture and fixtures	41,720	40,645
Land, buildings, and leasehold improvements	70,408	63,091
	290,793	278,876
Less accumulated depreciation	(145,231)	(139,926)
	$145,562	$138,950
Depreciation expense totaled $26.5 million, $23.6 million and $25.0 million for the years ended January 31, 2020, 2019 and 2018, respectively. The Company had assets related to sale-leaseback financing obligations and capital leases associated with real estate of store locations, which are included in the land, buildings and leasehold improvements balance above. Such assets had gross carrying values totaling $24.3 million and $25.2 million, and accumulated amortization balances totaling $6.9 million and $5.8 million, as of January 31, 2020 and 2019.
In March 2019, the Company completed an assessment of its Enterprise Resource Planning ("ERP") application and concluded that the Company would begin the process to prepare for conversion to a new ERP application. The initial anticipated start date for the new ERP application was the first-half of the fiscal year ending January 31, 2021, which has been postponed to the first-half of the fiscal year ending January 31, 2022. The Company has prospectively adjusted the useful life of its current ERP application such that it will be fully amortized upon its estimated replacement date. The net book value of the ERP asset of $8.7 million, as of March 2019, is being amortized on a straight-line basis over the estimated remaining period of use. For the year ended January 31, 2020, the Company recognized an additional $4.7 million of amortization expense, which decreased operating income accordingly and decreased net income by approximately $3.6 million.
NOTE 7 - INTANGIBLE ASSETS AND GOODWILL
Definite-Lived Intangible Assets
The following is a summary of definite-lived intangible assets as of January 31, 2020 and 2019:

	January 31, 2020			January 31, 2019
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)			(in thousands)
Covenants not to compete	$100	$(7)	$93	$200	$(138)	$62
Customer relationships	345	(83)	262	112	(19)	93
	$445	$(90)	$355	$312	$(157)	$155
Intangible asset amortization expense was $0.1 million for each of the three years ended January 31, 2020, 2019 and 2018. The increase in net, definite-lived intangible assets for fiscal 2020, as compared to fiscal 2019, was primarily the result of the Northwood acquisition, offset by impairments. As of January 31, 2020, future amortization expense is expected to be as

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

follows:

Fiscal years ending January 31,	Amount
(in thousands)
2021	$110
2022	91
2023	58
2024	58
2025	38
Thereafter	—
$355
Indefinite-Lived Intangible Assets
The Company's indefinite-lived intangible assets consist of distribution rights assets. The following is a summary of distribution rights assets by segment as of January 31, 2020 and 2019:

	January 31,
	2020	2019
	(in thousands)
Segment
Agriculture	$6,070	$5,050
Construction	72	237
International	1,870	1,805
	$8,012	$7,092
The results of the Company's annual distribution rights impairment test for the year ended January 31, 2020 indicated impairment of $0.7 million, which was appropriately recorded in fiscal 2020. In the prior years ended January 31, 2019 and 2018, the annual distribution rights impairment tests indicated no impairment.
Goodwill
Changes in the carrying amount of goodwill during the years ended January 31, 2020, 2019 and 2018 are as follows:

	Agriculture	Construction	International	Total
	(in thousands)
Balance, January 31, 2018	$250	$—	$—	$250
Arising from business combinations	—	—	924	924
Foreign currency translation	—	—	(13)	(13)
Balance, January 31, 2019	250	—	911	1,161
Arising from business combinations	699	—	499	1,198
Foreign currency translation	—	—	(32)	(33)
Balance, January 31, 2020	$949	$—	$1,378	$2,327
The results of the Company's annual goodwill impairment tests for the fiscal years ended January 31, 2020 and 2019 indicated that no goodwill impairment existed as of the test date.
NOTE 8 - FLOORPLAN PAYABLE/LINES OF CREDIT
Floorplan payable balances reflect amounts owed to manufacturers for equipment inventory purchases and amounts outstanding under our various floorplan line of credit facilities. In the consolidated statements of cash flows, the Company

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reports cash flows associated with manufacturer floorplan financing as operating cash flows and cash flows associated with non-manufacturer floorplan financing as financing cash flows.
As of January 31, 2020, the Company had floorplan lines of credit totaling $717.0 million, which is primarily comprised of three significant floorplan lines of credit: (i) a $450.0 million credit facility with CNH Industrial, (ii) a $140.0 million line of credit with a group of banks led by Wells Fargo Bank, National Association (“Wells Fargo”), and (iii) a $60.0 million credit facility with DLL Finance LLC (“DLL Finance”).
CNH Industrial Floorplan Payable Line of Credit
As of January 31, 2020, the Company had a $450.0 million credit facility with CNH Industrial, of which $360.0 million is available for domestic financing and $90.0 million is available for European financing.
    The domestic financing facility offers financing for new and used equipment inventories. Available borrowings under the credit facility are reduced by outstanding floorplan payable balances and other acquisition-related financing arrangements with CNH Industrial. The credit facility charges interest at a rate equal to the prime rate plus 3.25% for the financing of new and used equipment inventories and rental fleet assets. CNH Industrial offers periods of reduced interest rates and interest-free periods. Repayment terms vary, but generally payments are made from sales proceeds or rental revenue generated from the related inventories or rental fleet assets. Balances under the outstanding with CNH Industrial credit facility are secured by the inventory or rental fleet purchased with the floorplan proceeds. The European financing facility offers financing for new equipment inventories. Available borrowings under the credit facility are reduced by outstanding floorplan payable balances. Amounts outstanding are generally due approximately 75 days after the date of invoice by CNH Industrial. Generally, no interest is charged on outstanding balances. Amounts outstanding are secured by the inventory purchased with the floorplan proceeds.
The CNH Industrial credit facility contains financial covenants that impose a maximum level of adjusted debt to tangible net worth of 3.50:1.00 and minimum fixed charge coverage ratio of 1.10:1.00. It also contains various restrictive covenants that require prior consent of CNH Industrial if the Company desires to engage in any acquisition of, consolidation or merger with, any other business entity in which the Company is not the surviving company; create subsidiaries; move any collateral outside of the U.S.; or sell, rent, lease or otherwise dispose or transfer any of the collateral, other than in the ordinary course of business. CNH Industrial’s consent is also required for the acquisition of any CNH Industrial dealership. In addition, the CNH Industrial credit facility restricts the Company's ability to incur any liens upon any substantial part of the assets. The credit facility automatically renews on August 31st of each year unless earlier terminated by either party. As of January 31, 2020, the Company was in compliance with the adjusted debt to tangible net worth and fixed charge coverage ratio financial covenants under this credit facility.
During the year ended January 31, 2020, the CNH Industrial credit facility was amended to increase the available borrowings under the credit facility, from a combined capacity of $400.0 million to the current combined capacity of $450.0 million.
Wells Fargo Credit Agreement - Floorplan Payable and Working Capital Lines of Credit
As of January 31, 2020, the Company had a second amended and restated credit agreement with Wells Fargo (the "Wells Fargo Credit Agreement"), which provides for a $140.0 million wholesale floorplan line of credit (the "Floorplan Payable Line") and a $60.0 million working capital line of credit (the "Working Capital Line"). The amount available for borrowing under the Floorplan Payable Line is reduced by amounts outstanding thereunder, borrowing base calculations and outstanding standby letters of credit. The Wells Fargo Credit Agreement has a variable interest rate on outstanding balances and has a 0.25% to 0.375% non-usage fee on the average monthly unused amount and requires monthly payments of accrued interest. The Company elects at the time of any advance to choose a Base Rate Loan or a LIBOR Rate Loan. The LIBOR Rate is for the duration of one-month, two-month, or three-month LIBOR rate at the time of the loan, as chosen by the Company. The Base Rate is the greatest of (a) the Federal Funds Rate plus 0.5%, (b) the one-month LIBOR Rate plus 1%, and (c) the prime rate of interest announced, from time to time, within Wells Fargo. The applicable margin rate is determined based on excess availability under the Wells Fargo Credit Agreement and ranges from 0.75% to 1.5% for Base Rate Loans and 1.75% to 2.50% for LIBOR Rate Loans.
The Wells Fargo Credit Agreement is secured by substantially all our assets and requires the Company to maintain a fixed charge coverage ratio of at least 1.10:1.00 if adjusted excess availability plus eligible cash collateral is less than 15% of the total amount of the credit facility. Based on our adjusted excess availability and cash collateral, we were not subject to the fixed charge coverage ratio as of January 31, 2020. The Wells Fargo Credit Agreement also includes various non-financial

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

covenants, including, under certain conditions, restricting the Company’s ability to make certain cash payments, including for cash dividends and stock repurchases, restricting the Company’s ability to issue equity instruments, restricting the Company’s ability to complete acquisitions or divestitures, and limiting the Company's ability to incur new indebtedness. The provisions in the Wells Fargo Credit Agreement restricting the Company from making certain cash payments, including for cash dividends and stock repurchases, provide that no such payments may be made unless, (i) as of the date of such payment there is no default or event of default occurring and continuing, (ii) the amount remaining available to be borrowed by the Company under the Wells Fargo Credit Agreement is greater than twenty percent of the total borrowing capacity under the Wells Fargo Credit Agreement and (iii) the Company's fixed charge coverage ratio for the 12 month period most recently ended, on a pro-forma basis assuming that such proposed cash payment has been made, is at least 1.10 to 1.00. As of January 31, 2020, under these provisions of the Wells Fargo Credit Agreement, the Company had an unrestricted dividend availability of approximately $31.2 million.
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
The Working Capital Line is used to finance rental fleet equipment and for general working capital requirements of the Company. At the end of fiscal 2020, the amount outstanding on the Working Capital Line is recorded as current maturities of long-term debt and within current liabilities on the consolidated balance sheets, because the Wells Fargo Credit Agreement is due to mature on October 28, 2020. The balances outstanding on the Working Capital Line as of January 31, 2020 and 2019 are disclosed in Note 12.
DLL Finance Floorplan Payable Line of Credit
As of January 31, 2020, the Company had a $60.0 million credit facility with DLL Finance, of which $46.5 million is available for domestic financing and $13.5 million is available for financing in certain of our European markets. The DLL Finance credit facility may be used to purchase or refinance new and used equipment inventory. Amounts outstanding for domestic financing bear interest on outstanding balances of three-month LIBOR plus an applicable margin of 2.85%. Amounts outstanding for European financing bear interest on outstanding balances of three-month EURIBOR plus an applicable margin of 2.10% to 2.50%. The credit facility allows for increase, decrease or termination of the facility by DLL Finance upon 90 days notice. The credit facility contains financial covenants that impose a maximum net leverage ratio of 3.50:1.00 and a minimum fixed charge coverage ratio of 1.10:1.00. The credit facility also requires the Company to obtain prior consent from DLL Finance if the Company desired to engage in any acquisition meeting certain financial thresholds. The balances outstanding with DLL Finance are secured by the inventory or rental fleet purchased with the floorplan proceeds. Repayment terms vary by individual notes, but generally payments are made from sales proceeds or rental revenue from the related inventories or rental fleet assets. As of January 31, 2020, the Company was in compliance with the net leverage ratio and fixed charge coverage ratio financial covenants under this credit facility.
During the year ended January 31, 2020, the DLL Finance credit facility was amended to, among other things, increase the available borrowing capacity from $45.0 million to the current level of $60.0 million.
Other Lines of Credit
The Company’s other lines of credit include various floorplan and working capital lines of credit primarily offered by non-manufacturer financing entities. Interest charged on outstanding borrowings are generally variable rates of interest most often based on LIBOR or EURIBOR and include interest margins primarily ranging from 1.50% to 6.00%. Outstanding balances are generally secured by inventory and other current assets. In most cases these lines of credit have a one-year

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

maturity, with an annual review process to extend the maturity date for an additional one-year period. As of January 31, 2020, the Company had a compensating balance arrangement under one of its European floorplan credit facilities which requires a minimum cash deposit to be maintained with the lender in the amount of $5.0 million for the term of the credit facility.
Summary of Outstanding Amounts
As of January 31, 2020 and 2019, the Company’s outstanding balance of floorplan payables and lines of credit consisted of the following:

	January 31, 2020	January 31, 2019
	(in thousands)
CNH Industrial	$187,690	$120,319
Wells Fargo Floorplan Payable Line	82,700	49,100
DLL Finance	30,657	13,432
Other outstanding balances with manufacturers and non-manufacturers	70,725	90,905
	$371,772	$273,756
As of January 31, 2020, the interest-bearing U.S floorplan payables carried various interest rates ranging from 4.05% to 4.81%, compared to a range of 4.77% and 6.30% as of January 31, 2019. As of January 31, 2020, foreign floorplan payables carried various interest rates primarily ranging from 0.86% to 7.66%, compared to a range of 0.94% to 8.51% as of January 31, 2019. As of January 31, 2020 and 2019, $205.2 million and $151.7 million of outstanding floorplan payables were non-interest bearing.
NOTE 9 - DEFERRED REVENUE

	January 31, 2020	January 31, 2019
	(in thousands)
Deferred revenue from contracts with customers	$39,512	$44,893
Deferred revenue from rental and other contracts	1,456	1,516
	$40,968	$46,409
NOTE 10 - ACCRUED EXPENSES & OTHER

	January 31, 2020	January 31, 2019
	(in thousands)
Compensation	$19,732	$19,661
Sales, payroll, real estate and value added taxes	5,947	4,698
Insurance	3,336	2,083
Lease residual value guarantees	2,054	2,089
Finance lease liabilities	1,708	—
Interest	608	905
Income taxes payable	49	1,574
Other	4,975	4,081
	$38,409	$35,091
NOTE 11 - SENIOR CONVERTIBLE NOTES
On April 24, 2012, the Company issued through a private offering $150 million of 3.75% Senior Convertible Notes (the "Senior Convertible Notes"). The Senior Convertible Notes bore interest at a rate of 3.75% per year, payable semi-annually

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in arrears on May 1 and November 1 of each year. The Senior Convertible Notes matured on May 1, 2019, and the Company repaid the outstanding principal balance of $45.6 million on the maturity date.
In accounting for the Senior Convertible Notes, the Company segregated the liability component of the instrument from the equity component. The liability component was measured by estimating the fair value of a non-convertible debt instrument that was similar in its terms to the Senior Convertible Notes. The excess of the aggregate face value of the Senior Convertible Notes over the estimated fair value of the liability component was recognized as a debt discount that was amortized over the expected life of the Senior Convertible Notes using the effective interest rate method. Amortization of the debt discount was recognized as non-cash interest expense. The equity component of the Senior Convertible Notes was measured as the residual difference between the aggregate face value of the Senior Convertible Notes and the estimated aggregate fair value of the liability component. Transaction costs incurred in connection with the issuance of the Senior Convertible Notes were allocated to the liability and equity components based on their relative values. Transaction costs allocated to the liability component were amortized using the effective interest rate method and recognized as non-cash interest expense. Transaction costs allocated to the equity component reduced the value of the equity component recognized in stockholders' equity.
As of January 31, 2019, the Senior Convertible Notes consisted of the following:

January 31, 2019

Principal value	$45,644
Unamortized debt discount	(350)
Unamortized debt issuance costs	(45)
Carrying value of senior convertible notes	$45,249

Carrying value of equity component, net of deferred taxes	$14,923

Conversion rate (shares of common stock per $1,000 principal amount of notes)	23.1626
Conversion price (per share of common stock)	$43.17
During fiscal 2020, the Company repaid the remaining $45.6 million face value ($45.6 million carrying value) of Senior Convertible Notes with $45.6 million in cash on the maturity date of May 1, 2019. During fiscal 2019, the Company repurchased an aggregate of $20.0 million face value ($19.4 million carrying value) of its Senior Convertible Notes with $20.0 million in cash. All consideration was attributed to the extinguishment of the liability and the Company recognized a pre-tax loss of $0.6 million on the repurchase. During fiscal 2018, the Company repurchased an aggregate of $30.1 million face value ($28.1 million carrying value) of its Senior Convertible Notes with $29.1 million in cash. Of the $29.1 million in total cash consideration, $28.1 million was attributed to the extinguishment of the liability and $1.0 million was attributed to the reacquisition of a portion of the equity component of the instrument. The Company recognized an immaterial net pre-tax gain on the extinguishment of the liability and recognized a $0.6 million after-tax reduction in additional paid-in capital from the reacquisition of the equity component. Gains and losses on repurchases are included in other interest expense in the Consolidated Statements of Operations.
The Company recognized interest expense associated with its Senior Convertible Notes as follows:

	Year Ended January 31,
	2020	2019	2018
	(in thousands)
Cash Interest Expense
Coupon interest expense	$421	$2,014	$2,782
Noncash Interest Expense
Amortization of debt discount	350	1,626	2,104
Amortization of transaction costs	45	216	290
	$816	$3,856	$5,176

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effective interest rate of the liability component was equal to 7.3% for each of the statements of operations periods presented.

NOTE 12 - LONG-TERM DEBT
The following is a summary of long-term debt as of January 31, 2020 and 2019:

	January 31, 2020	January 31, 2019
	(in thousands)
Sale-leaseback financing obligations, interest rates ranging from 3.4% to 10.3% with various maturity dates through December 2030	$17,781	$19,010
Wells Fargo Credit Agreement - Working Capital Line, interest accrues at a variable rate, ranging from 3.9% to 4.7%, on outstanding balances, requires monthly payments of accrued interest, matures on October 28, 2020	10,000	—
Real estate mortgage bearing interest at 5.11%, payable in annual installments of $0.3 million, maturing on May 15, 2039, secured by real estate assets	6,827	—
Real estate mortgage bearing interest at 4.62%, payment in monthly installments of $0.04 million with a final payment at maturity of $3.4 million, maturing on June 10, 2024, secured by real estate assets	4,416	—
Real estate mortgage bearing interest at 4.40%, payment in monthly installments of $0.01 million with a final payment at maturity of $1.0 million, maturing on January 1, 2027, secured by real estate assets	1,489	—
Equipment financing loan, payable in monthly installments over a 72-month term for each funded tranche, bearing interest at 3.89%, secured by vehicle assets	7,468	—
Real estate mortgage bearing interest at 2.09%, payable in monthly installments, maturing on June 30, 2026, secured by real estate assets	2,520	2,978
Other long-term debt primarily bearing interest at three-month EURIBOR plus 2.6%, payable in quarterly installments, maturing on January 31, 2021	1,067	755
	51,568	22,743
Less current maturities	(13,779)	(2,067)
	$37,789	$20,676
Long-term debt maturities are as follows:

Years Ending January 31,	Amounts
(in thousands)
2021	$13,779
2022	3,695
2023	3,781
2024	3,946
2025	7,398
Thereafter	18,969
$51,568
NOTE 13 - RESTRUCTURING COSTS
In February 2017, to better align the Company's cost structure and business in certain markets, the Company announced a dealership restructuring plan (the "Fiscal 2018 Restructuring Plan"), which resulted in the closure of one Construction location and 14 Agriculture locations. The Fiscal 2018 Restructuring Plan resulted in a reduction of expenses while allowing the Company to continue to provide a leading level of service to its customers. In total, over the term of the Fiscal 2018 Restructuring Plan, the Company recognized $13.9 million of restructuring charges consisting primarily of lease termination costs, termination benefits and fixed asset impairment charges. Such costs are included in the restructuring costs line in the consolidated statements of operations. As of January 31, 2018, the Company had closed and fully exited all of these locations and had completed its Fiscal 2018 Restructuring Plan. For fiscal year ended January 31, 2020, there were no costs

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

incurred related to the Fiscal 2018 Restructuring Plan.
    Restructuring costs (credits) associated with the Company's Fiscal 2018 Restructuring Plan are summarized in the following table:

		Year Ended January 31,
	Cumulative Amount	2019	2018
	(in thousands)
Lease accrual and termination costs	$6,095	$414	$5,681
Termination benefits	5,053	—	5,053
Impairment of fixed assets, net of gains on asset disposition	2,206	—	(751)
Asset relocation and other costs	516	—	516
	$13,870	$414	$10,499
Restructuring charges (credits) are summarized by segment in the following table:

	Year Ended January 31,
	2019	2018
	(in thousands)
Segment
Agriculture	$441	$6,886
Construction	(27)	2,093
International	—	62
Shared Resources	—	1,458
Total	$414	$10,499
A reconciliation of the beginning and ending exit cost liability balance associated with our Fiscal 2018 Restructuring Plan is as follows:

	Lease Accrual & Termination Costs	Termination Benefits	Total
	(in thousands)
Balance, January 31, 2018	$5,393	$404	$5,797
Exit costs incurred and charged to expense	414	—	414
Exit costs paid	(3,428)	(404)	(3,832)
Balance, January 31, 2019	2,379	—	2,379
Reclassified as a reduction of right-of-use lease assets upon adopting ASC 842, Leases	(2,379)	—	(2,379)
Balance, January 31, 2020	$—	—	$—
As of January 31, 2019, $2.2 million of the exit cost liability was included in other long-term liabilities and $0.2 million was included in accrued expenses and other in the consolidated balance sheets.
During the year ended January 31, 2019, the Company paid $3.0 million to terminate the real estate lease agreement for one of the Company's previously closed stores. The termination payment approximated the recorded lease accrual liability and therefore the impact to the consolidated statement of operations was not material.
NOTE 14 - DERIVATIVE INSTRUMENTS
The Company holds derivative instruments for the purpose of minimizing exposure to fluctuations in foreign currency exchange rates and benchmark interest rates to which the Company is exposed in the normal course of its operations.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash Flow Hedge
The Company previously was party to an interest rate swap instrument which had a notional amount of $100.0 million, an effective date of September 30, 2014 and a maturity date of September 30, 2018. The objective of the instrument was to protect the Company from changes in benchmark interest rates to which the Company is exposed through certain of its variable interest rate credit facilities. The instrument provided for a fixed interest rate of 1.901% through the instrument's maturity date. The interest rate swap instrument was designated as a cash flow hedging instrument and accordingly changes in the effective portion of the fair value of the instrument had been recorded in other comprehensive income and only reclassified into earnings in the period(s) in which the related hedged item affects earnings or the anticipated underlying hedged transactions were no longer probable of occurring. In April 2017, the Company elected to terminate its outstanding interest rate swap instrument. The Company paid $0.9 million to terminate the instrument. This cash payment is presented as a financing cash outflow in the consolidated statements of cash flows.
Derivative Instruments Not Designated as Hedging Instruments
The Company periodically uses foreign currency forward contracts to hedge the effects of fluctuations in exchange rates on outstanding intercompany loans. The Company does not formally designate and document such derivative instruments as hedging instruments; however, the instruments are an effective economic hedge of the underlying foreign currency exposure. Both the gain or loss on the derivative instrument and the offsetting gain or loss on the underlying intercompany loan are recognized in earnings immediately, thereby eliminating or reducing the impact of foreign currency exchange rate fluctuations on net income. The Company's foreign currency forward contracts generally have three-month maturities, maturing on the last day of each fiscal quarter. The notional value of outstanding foreign currency contracts as of January 31, 2019 was $14.1 million. There were no outstanding foreign currency contracts as of January 31, 2020.
As of January 31, 2020, the Company had no derivative instruments and as of January 31, 2019 the fair value of the Company's outstanding derivative instruments was not material. Derivative instruments recognized as assets are recorded in prepaid expenses and other in the consolidated balance sheets, and derivative instruments recognized as liabilities are recorded in accrued expenses and other in the consolidated balance sheets.
The following table sets forth the gains and losses recognized in other comprehensive income (loss) ("OCI") and income (loss) related to the Company’s derivative instruments for the years ended January 31, 2020, 2019 and 2018. All amounts included in income (loss) in the table below from derivatives designated as hedging instruments relate to reclassifications from accumulated other comprehensive income.

	Year Ended January 31,
	2020		2019		2018
	OCI	Income	OCI	Income	OCI	Income
	(in thousands)		(in thousands)		(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate swap (a)	$—	$—	$—	$—	$48	$(1,091)
Derivatives Not Designated as Hedging Instruments:
Foreign currency contracts (b)	—	365	—	1,696	—	(1,510)
Total Derivatives	$—	$365	$—	$1,696	$48	$(2,601)
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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 - CONTINGENCIES AND GUARANTEES
Guarantees
The Company has provided residual value guarantees to CNH Industrial Capital in connection with certain customer leasing arrangements with CNH Industrial Capital. The Company, as guarantor, may be required to provide payment to CNH Industrial Capital at the termination of the lease agreement if the customer fails to exercise the purchase option under the leasing agreement and the proceeds CNH Industrial Capital receives upon disposition of the leased asset are less than the purchase option price as stipulated in the lease agreement. As of January 31, 2020, the maximum amount of residual value guarantees was approximately $3.4 million and the lease agreements have termination dates ranging from 2020 to 2025. As of January 31, 2020, the Company has recognized a liability of approximately $3.2 million based on its estimates of the likelihood and amount of residual value guarantees that will become payable at the termination dates of the underlying leasing agreements discounted at a rate of interest to reflect the risk inherent in the liability. As of January 31, 2020, the Company has recorded a current liability, recognized in accrued expenses and other in the consolidated balance sheets, of $2.1 million, and a long-term liability, recognized in other long-term liabilities in the consolidated balance sheets, of $1.1 million.
As of January 31, 2020, the Company had $1.6 million of guarantees on customer financing with CNH Industrial Capital. In the event that the customer defaulted on the payments owed to CNH Industrial Capital, the Company as the guarantor would be required to make those payments and any accelerated indebtedness to CNH Industrial Capital. Upon such payment, the Company would be entitled to enforce normal creditor rights against the customer including collection action for monetary damages or re-possession of the collateral if CNH Industrial Capital has a perfected security interest. No liabilities associated with these guarantees are included in the consolidated balance sheets as of January 31, 2020 as the Company deems the probability of being required to make such payments to be remote.
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
Other Matters
The Company is the lessee under many real estate leases, in which it agrees to indemnify the lessor from certain liabilities arising as a result of the use of the leased premises, including environmental liabilities, or a breach of the lease by the lessee. Additionally, from time to time, the Company enters into agreements with third parties in connection with the sale of assets in which it agrees to indemnify the purchaser from certain liabilities or costs arising in connection with the assets. Also, in the ordinary course of business in connection with purchases or sales of goods and services, the Company enters into agreements that may contain indemnification provisions. In the event that an indemnification claim is asserted, the Company's liability would be limited by the terms of the applicable agreement. See additional information on operating lease commitments in Note 16.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16 - LEASES
As Lessee
The Company, as lessee, leases certain of its dealership locations, office space, equipment and vehicles under operating and financing classified leasing arrangements. The Company has elected to not record leases with a lease term at commencement of 12 months or less on the consolidated balance sheet; such leases are expensed on a straight-line basis over the lease term. Many real estate lease agreements require the Company to pay the real estate taxes on the properties during the lease term and require that the Company maintains property insurance on each of the leased premises. Such payments are deemed to be variable lease payments, as the amounts may change during the term of the lease. Certain leases include renewal options that can extend the lease term for periods of one to ten years. Most real estate leases grant the Company a right of first refusal or other options to purchase the real estate, generally at fair market value, either during the lease term or at its conclusion. In most cases, the Company has not included these renewal and purchase options within the measurement of the right-of-use asset and lease liability. Most often the Company cannot readily determine the interest rate implicit in the lease and thus applies its incremental borrowing rate to capitalize the right-of-use asset and lease liability. We estimate our incremental borrowing rate by incorporating considerations of lease term, asset class and lease currency and geographical market. Our lease agreements do not contain any material non-lease components, residual value guarantees or material restrictive covenants.
The Company subleases a small number of real estate assets to third-parties, primarily dealership locations for which we have ceased operations. All sublease arrangements are classified as operating leases.
The components of lease expense were as follows:

	Classification	Twelve Months Ended January 31, 2020
		(in thousands)
Finance lease cost:
Amortization of leased assets	Operating expenses	$1,457
Interest on lease liabilities	Other interest expense	554
Operating lease cost	Operating expenses & rental and other cost of revenue	21,225
Short-term lease cost	Operating expenses	242
Variable lease cost	Operating expenses	2,665
Sublease income	Interest income and other income (expense)	(620)
		$25,523
Right-of-use lease assets and lease liabilities consist of the following:

	Classification	January 31, 2020
		(in thousands)
Assets
Operating lease assets	Operating lease assets	$88,281
Financing lease assets(a)	Property and equipment, net of accumulated depreciation	6,297
Total leases assets		$94,578
Liabilities
Current
Operating	Current operating lease liabilities	$12,259
Financing	Accrued expenses and other	1,708
Noncurrent
Operating	Operating lease liabilities	88,387
Financing	Other long-term liabilities	4,103
Total lease liabilities		$106,457

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a)Finance lease assets are recorded net of accumulated amortization of $1.5 million as of January 31, 2020.
Maturities of lease liabilities as of January 31, 2020 are as follows:

	Operating	Finance
	Leases	Leases	Total
Fiscal Year Ending January 31,	(in thousands)
2021	$18,714	$2,157	$20,871
2022	16,841	1,838	18,679
2023	15,737	1,188	16,925
2024	14,830	448	15,278
2025	13,700	387	14,087
2026	14,013	309	14,322
Thereafter	33,163	1,083	34,246
Total lease payments	126,998	7,410	134,408
Less: Interest	26,352	1,599	27,951
Present value of lease liabilities	$100,646	$5,811	$106,457
The weighted-average lease term and discount rate as of January 31, 2020 are as follows:

Weighted-average remaining lease term (years):
Operating leases	7.9
Financing leases	5.4
Weighted-average discount rate:
Operating leases	6.1%
Financing leases	8.5%
Other lease information is as follows:

Twelve Months Ended January 31, 2020
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$18,176
Operating cash flow from finance leases	553
Financing cash flows from finance leases	1,812
Operating lease assets obtained in exchange for new operating lease liabilities	1,316
Finance lease assets obtained in exchange for new finance lease liabilities	1,333
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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Revenue generated from leasing activities is disclosed, by segment, in Note 3. The following is the balance of our dedicated rental fleet assets of our Construction segment as of January 31, 2020 and 2019, respectively:

	January 31, 2020	January 31, 2019
	(in thousands)	(in thousands)
Rental fleet equipment	$104,133	$111,164
Less accumulated depreciation	42,076	50,399
	$62,057	$60,765
NOTE 17 - RELATED PARTY TRANSACTIONS
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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18 - INCOME TAXES
The components of income (loss) before income taxes for the years ended January 31, 2020, 2019 and 2018 consist of the following:

	2020	2019	2018
	(in thousands)
U.S.	$14,148	$10,994	$(16,644)
Foreign	504	5,160	2,205
Total	$14,652	$16,154	$(14,439)
The provision for (benefit from) income taxes charged to income for the years ended January 31, 2020, 2019 and 2018 consists of the following:

	2020	2019	2018
	(in thousands)
Current
Federal	$897	$(110)	$130
State	116	(189)	50
Foreign	1,349	1,760	1,350
Total current taxes	2,362	1,461	1,530
Deferred
Federal	(375)	2,071	(6,247)
State	(1,929)	(45)	270
Foreign	641	485	(2,943)
Total deferred taxes	(1,663)	2,511	(8,920)
	$699	$3,972	$(7,390)
The reconciliation of the statutory federal income tax rate to the Company's effective rate is as follows:

	2020	2019	2018
U.S. statutory rate	21.0%	21.0%	(33.8)%
Foreign statutory rates	1.0%	0.6%	1.4%
State taxes on income net of federal tax benefit	5.8%	5.6%	(4.3)%
Valuation allowances	(36.6)%	(5.2)%	(4.4)%
Impact of Ukraine currency gains or losses	10.5%	2.0%	1.0%
U.S. statutory rate reduction	—%	—%	(13.9)%
All other, net	3.1%	0.6%	2.8%
	4.8%	24.6%	(51.2)%

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred tax assets and liabilities consist of the following as of January 31, 2020 and 2019:

	2020	2019
	(in thousands)
Deferred tax assets:
Inventory allowances	$3,037	$3,598
Intangible assets	2,192	2,670
Net operating losses	4,291	6,266
Accrued liabilities and other	3,533	4,120
Receivables	1,137	740
Stock-based compensation	1,095	1,103
Right of use lease liability	25,325	—
Other	452	806
Total deferred tax assets	41,062	19,303
Valuation allowances	(2,180)	(6,727)
Deferred tax assets, net of valuation allowances	$38,882	$12,576

Deferred tax liabilities:
Property and equipment	$(16,752)	$(14,433)
Right of use lease asset	(22,038)	—
Senior convertible notes	—	(88)
Total deferred tax liabilities	$(38,790)	$(14,521)

Net deferred tax asset (liability)	$92	$(1,945)
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
As of January 31, 2020, the Company has recorded $47.0 million of net operating loss carryforwards within certain of its U.S. state and foreign jurisdictions; $8.5 million of net operating loss carryforwards are within foreign jurisdictions with unlimited carryforward periods, $9.0 million are within foreign jurisdictions that expire at various dates between the Company's fiscal years 2021 and 2025, and $29.4 million are within U.S. states that expire at various dates between the Company's fiscal years 2032 and 2038.
At the end of fiscal year ended January 31, 2020, the Company concluded, based upon all available evidence, it was more likely than not that it would have sufficient future taxable income to realize the Company’s U.S. federal and state deferred tax assets. As a result, the Company released the $4.6 million valuation allowance associated with these deferred tax assets and recognized a corresponding benefit from income taxes in the consolidated statement of operations for the year ended

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 31, 2020. The Company's conclusion regarding the realizability of such deferred tax assets was based on recent profitable domestic operations resulting in a cumulative profit over the three-year period ended January 31, 2020 and our projections of future profitability in the U.S.
In reviewing our foreign deferred tax assets as of January 31, 2020, we concluded that a full valuation allowance continued to be warranted in certain jurisdiction locations. In total, valuation allowances of $2.2 million exist for our international entities as of January 31, 2020.
At the end of fiscal year 2019, we concluded that a partial valuation allowance continued to be warranted for U.S. federal and state deferred tax assets, including state net operating losses, and a full valuation allowance for certain of our foreign deferred tax assets, including net operating losses. In total, the valuation allowances of $6.7 million existed as of January 31, 2019. The recognition of the valuation allowances for our U.S. and foreign deferred tax assets was based on the presence of historical losses and our expected future sources of taxable income, including the anticipated future reversal of our existing deferred tax assets and liabilities.
During the fiscal year ended January 31, 2018, the Company concluded, based upon all available evidence, it was more likely than not that it would have sufficient future taxable income to realize the deferred tax assets of its Ukrainian subsidiary. As a result, the Company released the $3.5 million valuation allowance associated with these deferred tax assets and recognized a corresponding benefit from income taxes in the consolidated statement of operations for the year ended January 31, 2018. The Company's conclusion regarding the realizability of such deferred tax assets was based on recent profitable operations in Ukraine resulting in a cumulative profit over the three-year period ending January 31, 2018, our projections of future profitability in Ukraine, the relative economic and political stability in Ukraine and the unlimited carryforward period of net operating losses in Ukraine.
The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign countries. It is no longer subject to income tax examinations by U.S. federal tax authorities for fiscal years ended prior to January 31, 2017 and state tax authorities for fiscal years ended prior to January 31, 2016. Certain foreign jurisdictions are no longer subject to income tax examinations for the calendar year periods ranging between 2012 and 2015, depending on the jurisdiction of the entity.
As of January 31, 2020, the Company had accumulated undistributed earnings in non-U.S. subsidiaries of approximately $17.0 million. Upon repatriation of such earnings the Company could be subject to additional U.S. or foreign taxes. The Company has not recorded a deferred tax liability associated with these undistributed earnings as such earnings are to be reinvested outside of the U.S. indefinitely. It is not practicable to estimate the amount of additional tax that might be payable if such earnings were repatriated.
NOTE 19 - CAPITAL STRUCTURE
The Company's certificate of incorporation provides it with the authority to issue 50,000,000 shares of $0.00001 par value stock, consisting of 45,000,000 shares of common stock and 5,000,000 shares classified as undesignated.
NOTE 20 - STOCK-BASED COMPENSATION
Stock-Based Compensation Plans
The Company has two stock-based compensation plans, the 2014 Equity Incentive Plan and the 2005 Equity Incentive Plan (collectively the "Plans"), to provide incentive compensation to participants for services that have been or will be performed for continuing as employees or members of the Board of Directors of the Company. Under these plans, which are approved by the stockholders of the Company, the Company may grant incentive stock options, non-qualified stock options and restricted stock for up to a maximum number of shares of common stock set forth in the Plans under all forms of awards. Shares issued for stock-based awards consist of authorized but unissued shares. The Plans authorize and make available 1,650,000 shares for equity awards. As of January 31, 2020, the Company has 482,789 shares authorized and available for future equity awards.
Compensation cost arising from stock-based compensation and charged to operations was $2.7 million, $2.7 million and $3.1 million for the years ended January 31, 2020, 2019 and 2018. The related income tax benefit (net) was $0.6 million, $0.8 million and $1.2 million for the years ended January 31, 2020, 2019 and 2018.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The following table summarizes RSA activity for the year ended January 31, 2020:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at January 31, 2019	380	$15.88
Granted	174	16.48
Forfeited	(26)	15.89
Vested	(167)	16.12
Nonvested at January 31, 2020	361	16.14
The weighted-average grant date fair value of RSAs granted was $16.48, $17.22 and $17.47 during the years ended January 31, 2020, 2019 and 2018. The total fair value of RSAs vested was $3.8 million, $3.6 million and $3.6 million during the years ended January 31, 2020, 2019 and 2018. As of January 31, 2020, there was $2.7 million of unrecognized compensation cost related to nonvested RSAs that is expected to be recognized over a weighted-average period of 1.9 years.
Restricted Stock Units ("RSUs")
The Company grants RSUs as part of its long-term incentive compensation to certain employees of the Company in our European operations. The fair value of these awards is determined based on the closing market price of the Company's stock on the date of grant. The RSUs primarily vest over a period of three to six years. The Company recognizes compensation expense ratably over the vesting period of the award. The restricted common stock underlying these awards are not deemed issued or outstanding upon grant, and do not carry any voting or dividend rights.
The following table summarizes RSU activity for the year ended January 31, 2020:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at January 31, 2019	5	$14.19
Granted	11	17.79
Vested	(2)	13.53
Nonvested at January 31, 2020	14	$17.06
The weighted-average grant date fair value of RSUs granted was $17.79 and $17.58 for the fiscal years ended January 31, 2020 and 2019. There were no RSUs granted during fiscal 2019. As of January 31, 2020, there was $0.2 million of unrecognized compensation cost related to nonvested RSUs that is expected to be recognized over a weighted-average period of 2.2 years.
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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The following table summarizes activity for long-term cash incentive awards for the year ended January 31, 2020:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at January 31, 2019	24	$16.22
Granted	17	16.63
Forfeited	(3)	16.07
Vested	(11)	16.65
Nonvested at January 31, 2020	27	$16.48
The weighted-average grant date fair value of long-term cash incentive awards granted was $16.63 during the year ended January 31, 2020. As of January 31, 2020, based on the Company's stock price on that day, there was $0.2 million of unrecognized compensation cost related to nonvested awards that is expected to be recognized over a weighted-average period of 1.3 years.
NOTE 21 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following is a summary of the changes in accumulated other comprehensive income (loss), by component, for the fiscal years ended January 31, 2020, 2019 and 2018:

	Foreign Currency Translation Adjustment	Net Investment Hedging Instruments, Unrealized Gain	Cash Flow Hedging Instruments, Unrealized Gain (Loss)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, January 31, 2017	$(6,810)	$2,711	$(684)	$(4,783)
Other comprehensive income (loss) before reclassifications	2,399	—	48	2,447
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	1,091	1,091
Total other comprehensive income (loss), before tax	2,399	—	1,139	3,538
Tax effect	—	—	(455)	(455)
Total other comprehensive income (loss), net of tax	2,399	—	684	3,083
Balance, January 31, 2018	(4,411)	2,711	—	(1,700)
Total other comprehensive loss	(640)	—	—	(640)
Balance, January 31, 2019	(5,051)	2,711	—	(2,340)
Total other comprehensive loss	(880)	—	—	(880)
Balance, January 31, 2020	$(5,931)	$2,711	$—	$(3,220)
Income taxes are not provided for foreign currency translation adjustments arising from permanent investments in international subsidiaries. Reclassifications are made to avoid double counting in comprehensive income (loss) items that are also recorded as part of net income (loss). Reclassification amounts from cash flow hedging instruments for the year ended January 31, 2018 are recorded in floorplan interest expense in the consolidated statements of operations. The tax effect of these reclassifications, recognized as a tax benefit in the amount of $0.4 million for the year ended January 31, 2018, are recorded in provision for (benefit from) income taxes in the consolidated statements of operations.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 22 - EMPLOYEE BENEFIT PLANS
The Company has a 401(k) profit-sharing plan ("401(k) Plan") for full-time employees at least 19 years of age. The Company matches 50% of the first 6% of participating employees' contributions. In addition, the Company may make a discretionary contribution to the 401(k) Plan as determined by the Board of Directors, with a maximum amount equal to the amount allowed under the IRS regulations. The Company recognized expense for contributions made to the 401(k) Plan totaling $3.0 million, $2.7 million and $2.5 million for the years ended January 31, 2020, 2019 and 2018. All amounts contributed during these years reflected matching contributions, as no discretionary contributions were made by the Company to the 401(k) Plan.
NOTE 23 - BUSINESS COMBINATIONS
Fiscal 2020
On January 1, 2019, the Company, through its German subsidiary, acquired certain assets of ESB Agrartechnik GmbH ("ESB"). ESB is a full-service agriculture equipment dealership in Eastern Germany. The Company's acquisition of ESB further expands its presence in the German market. The total consideration transferred for the acquired business was $3.0 million paid in cash. This acquisition was recognized in the fiscal year ended January 31, 2020 as the acquisition occurred within the Company's International segment in which all entities maintain a calendar year reporting period.
On October 1, 2019, the Company acquired certain assets of Uglem-Ness Co. The acquired business consists of one Case IH agriculture equipment store in Northwood, North Dakota. The service area is contiguous to the Company's existing locations in Grand Forks and Casselton, North Dakota and Ada, Minnesota. The total consideration transferred for the acquired business was $10.9 million paid in cash, including the acquired real estate, which was finalized in January 2020 for $2.1 million.
In connection with the acquisition, the Company acquired from CNH Industrial and certain other manufacturers equipment and parts inventory previously owned by Uglem-Ness Co. Upon acquiring such inventories, the Company has been offered floorplan financing by the respective manufacturers. In total, the Company acquired inventory and recognized a corresponding financing liability of $7.4 million. The recognition of these inventories and the associated financing liabilities are not included as part of the accounting for the business combination.
Fiscal 2019
On July 2, 2018, the Company acquired all interests of two commonly-controlled companies, AGRAM Landtechnikvertrieb GmbH and AGRAM Landtechnik Rollwitz GmbH (collectively "AGRAM"), for $19.2 million in cash consideration. Founded in 1990, AGRAM is a CaseIH and Steyr dealership complex consisting of four agriculture dealership locations in the following cities of Germany: Altranft, Burkau, Gutzkow, and Rollwitz. Our acquisition of these entities provided the Company the opportunity to expand its international presence into the large, well-established German market.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Purchase Price Allocation
Each of the above acquisitions has been accounted for under the acquisition method of accounting, which requires the Company to estimate the acquisition date fair value of the assets acquired and liabilities assumed. The accounting for all business combinations is complete as of January 31, 2020. The following table presents the aggregate purchase price allocations for all acquisitions completed during the fiscal years ended January 31, 2020 and 2019:

	Year Ended January 31,
	2020	2019
	(in thousands)
Assets acquired:
Cash	$—	$3,857
Receivables	440	5,340
Inventories	6,466	21,725
Prepaid expenses and other	—	887
Property and equipment	3,810	3,512
Intangible assets	1,973	1,944
Goodwill	1,198	924
Other	—	61
	13,887	38,250
Liabilities Assumed:
Accounts payable	—	1,553
Floorplan payable	—	13,820
Deferred revenue	—	85
Accrued expenses and other	—	1,279
Long-term debt	—	1,725
Deferred income taxes	—	632
	—	19,094
Net assets acquired	$13,887	$19,156

Goodwill recognized by segment:
Agriculture	$699	$—
Construction	—	—
International	499	924
Goodwill expected to be deductible for tax purposes	1,198	—
The recognition of goodwill in the above business combinations arose from the acquisition of an assembled workforce and anticipated synergies expected to be realized. For business combinations occurring during the year ended January 31, 2020, the Company recognized, in the aggregate, a customer relationship intangible asset of $0.2 million, a non-competition intangible asset of $0.1 million, and a distribution rights intangible asset of $1.6 million. For business combinations occurring during the year ended January 31, 2019, the Company recognized a customer relationship intangible asset of $0.1 million and a distribution right intangible asset of $1.8 million. The acquired non-competition and customer relationship intangible assets are being amortized over periods ranging from three to five years. The distribution rights assets are indefinite-lived intangible assets not subject to amortization, but are tested for impairment annually, or more frequently upon the occurrence of certain events or when circumstances indicate that impairment may be present. The Company estimated the fair value of these intangible assets using a multi-period excess earnings model, an income approach. Acquisition related costs were not material for the fiscal years ended January 31, 2020 and 2019, and have been expensed as incurred and recognized as operating expenses in the consolidated statements of operations.
NOTE 24 - FAIR VALUE OF FINANCIAL INSTRUMENTS
As of January 31, 2020 and 2019, the fair value of the Company's foreign currency contracts, which are either assets or liabilities measured at fair value on a recurring basis, was not material. These foreign currency contracts were valued using a discounted cash flow analysis, an income approach, utilizing readily observable market data as inputs, which is classified as a Level 2 fair value measurement.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company also valued certain long-lived assets at fair value on a non-recurring basis as of January 31, 2020, April 30, 2019 and January 31, 2019 as part of its long-lived asset impairment testing. The estimated fair value of such assets as of January 31, 2020, and January 31, 2019 was $2.8 million and $0.9 million. Fair value was determined by utilizing an income approach incorporating both observable and unobservable inputs, and are deemed to be Level 3 fair value inputs. The most significant unobservable inputs include forecasted net cash generated from the use of the assets and the discount rate applied to such cash flows to arrive at a fair value estimate. In addition, in certain instances, the Company estimated the fair value of long-lived assets to be approximately zero, as no future cash flows were assumed to be generated from the use of such assets and the expected sales values were deemed to be nominal. All such fair value measurements were based on unobservable inputs and thus are Level 3 fair value inputs.
The Company also has financial instruments that are not recorded at fair value in its consolidated financial statements. The carrying amount of cash, receivables, payables, short-term debt and other current liabilities approximates fair value because of the short maturity and/or frequent repricing of those instruments, which are Level 2 fair value inputs. Based upon current borrowing rates with similar maturities, which are Level 2 fair value inputs, the carrying value of long-term debt approximates the fair value as of January 31, 2020 and 2019. The following table provides details on the Senior Convertible Notes as of January 31, 2019. During fiscal 2020, the Company paid off the remaining Senior Convertible Notes. The difference between the face value and the carrying value of these notes is the result of the allocation between the debt and equity components, and unamortized debt issuance costs (see Note 11). Fair value of the Senior Convertible Notes was estimated based on Level 2 fair value inputs.

	January 31, 2019
	Estimated Fair Value	Carrying Value	Face Value
	(in thousands)
Senior convertible notes	$45,644	$45,249	$45,644
NOTE 25 - SEGMENT INFORMATION AND OPERATING RESULTS
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
Revenue generated from sales to customers outside of the United States was $236.1 million, $232.7 million and $208.9 million for the years ended January 31, 2020, 2019 and 2018. As of January 31, 2020 and 2019, $11.4 million and $12.3 million of the Company's long-lived assets were held in its European subsidiaries.
The Company retains various unallocated income/(expense) items and assets at the general corporate level, which the Company refers to as "Shared Resources" in the table below. Shared Resource assets primarily consist of cash and property and equipment. Revenue between segments is immaterial.
Certain financial information for each of the Company's business segments is set forth below.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended January 31,
	2020	2019	2018
	(in thousands)
Revenue
Agriculture	$749,042	$726,793	$689,854
Construction	320,034	301,989	293,860
International	236,095	232,723	208,892
Total	$1,305,171	$1,261,505	$1,192,606
Income (Loss) Before Income Taxes
Agriculture	$18,036	$16,799	$(3,678)
Construction	(2,290)	(4,400)	(7,278)
International	504	5,160	2,205
Segment income (loss) before income taxes	16,250	17,559	(8,751)
Shared Resources	(1,598)	(1,405)	(5,688)
Total	$14,652	$16,154	$(14,439)
Total Impairment
Agriculture	$2,807	$886	$175
Construction	957	1,114	498
International	—	156	—
Total	$3,764	$2,156	$673
Restructuring Costs
Agriculture	$—	$441	$6,886
Construction	—	(27)	2,093
International	—	—	62
Segment impairment	—	414	9,041
Shared Resources	—	—	1,458
Total	$—	$414	$10,499
Interest Income
Agriculture	$54	$84	$164
Construction	217	234	314
International	44	81	9
Segment interest income	315	399	487
Shared Resources	16	(73)	9
Total	$331	$326	$496
Interest Expense
Agriculture	$5,142	$4,272	$5,781
Construction	7,221	6,308	7,750
International	3,504	3,313	2,510
Segment interest expense	15,867	13,893	16,041
Shared Resources	(6,061)	(19)	958
Total	$9,806	$13,874	$16,999

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended January 31,
	2020	2019	2018
	(in thousands)
Depreciation and Amortization
Agriculture	$5,095	$4,997	$5,411
Construction	12,537	13,652	14,297
International	2,402	1,804	1,366
Segment depreciation and amortization	20,034	20,453	21,074
Shared Resources	8,033	3,152	4,031
Total	$28,067	$23,605	$25,105
Capital Expenditures
Agriculture	$4,699	$2,473	$2,950
Construction	15,713	7,012	20,080
International	1,768	1,944	1,332
Segment capital expenditures	22,180	11,429	24,362
Shared Resources	2,836	522	1,753
Total	$25,016	$11,951	$26,115

		January 31, 2020	January 31, 2019
Total Assets		(in thousands)
Agriculture		$444,942	$316,224
Construction		275,645	227,261
International		191,513	170,187
Segment assets		912,100	713,672
Shared Resources		63,243	78,766
Total		$975,343	$792,438
NOTE 26 - SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
The following reflects selected quarterly financial information for fiscal years 2020 and 2019.

	2020				2019
	First quarter	Second quarter	Third quarter	Fourth quarter	First quarter	Second quarter	Third quarter	Fourth quarter
	(in thousands, except per share data)

Revenue	$278,292	$314,981	$360,936	$350,964	$243,714	$297,231	$360,913	$359,647
Gross Profit	53,900	64,027	71,774	61,118	47,558	58,901	69,542	55,585
Net Income (Loss)	(445)	5,511	8,214	673	(1,588)	5,180	10,776	(2,160)
Earnings (Loss) per Share-Basic	(0.02)	0.25	0.37	0.03	(0.07)	0.23	0.49	(0.10)
Earnings (Loss) per Share-Diluted	(0.02)	0.25	0.37	0.03	(0.07)	0.23	0.48	(0.10)

In the fourth quarter of fiscal 2020, the Company recognized an income tax benefit of $4.6 million from the release of the U.S. valuation allowance previously recognized for deferred tax assets. Further details of these tax matters are discussed in Note 18.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 27 - SUBSEQUENT EVENTS
On January 31, 2020, the Company entered into a definitive purchase agreement to acquire HorizonWest Inc., which owns a three store CaseIH agriculture dealership complex in Scottsbluff and Sidney, Nebraska and Torrington, Wyoming. In its most recent fiscal year, HorizonWest generated revenue of approximately $26 million. The Company expects to close the acquisition in May 2020.
Effective March 23, 2020, the Company announced it would temporarily prevent public access to its stores in response to the increased impact from novel coronavirus (COVID-19). While customers temporarily do not have access to our facilities, we are fully staffed; and we are using technology, mobile service fleets and alternative delivery solutions to provide equipment, parts, service and rental to our customers. While this is expected to be temporary, the current circumstances are dynamic. The impacts of COVID-19 on our business operations, financial results, and on customer demand cannot be reasonably estimated at this time.
On April 3, 2020, the Company entered into a Third Amended and Restated Credit Agreement, arranged by Bank of America, with a syndicate of lenders consisting of Wells Fargo, Regions, BBVA, Sterling National Bank and AgCountry Farm Credit. The new credit agreement provides for an aggregate $250 million financing commitment by the lenders, consisting of an aggregate floorplan financing commitment of $185 million and an aggregate working capital commitment of $65 million. Loans under the new credit facility will carry an initial effective interest rate equal to LIBOR plus an applicable margin of 1.5% per annum, based on the Company’s liquidity position. The terms of the new agreement are similar to those in the previous credit facility, but favorably impacted by the increased advanced rates adding to the Company's excess availability. In conjunction with entering into the new credit agreement, the Company repaid in full all debt outstanding under its previous Wells Fargo Credit Agreement, which was to mature in October, 2020.

Schedule II—Valuation and Qualifying Accounts and Reserves
Titan Machinery Inc.

Classification	Beginning Balance	Additions Charged to Expenses	Additions from Business Combinations	Deductions for Write-offs, Net of Recoveries	Foreign Currency Translation Adjustments	Ending Balance
	(in thousands)
Valuation reserve deduction from receivables:
Year Ended January 31, 2020	$3,528	$2,497	$—	$(872)	$(30)	$5,123
Year Ended January 31, 2019	2,951	835	958	(1,173)	(43)	3,528
Year Ended January 31, 2018	3,630	2,333	—	(3,138)	126	2,951

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
Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of January 31, 2020.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has also audited our internal control over financial reporting as of January 31, 2020, as stated in their attestation report included in Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting. There has not been any change in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during its most recently completed fiscal quarter ended January 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Other than the information included in Part I of this Form 10-K under the heading "Information About Our Executive Officers," the information required by Item 10 is incorporated by reference to the sections labeled "Board of Directors" and "Corporate Governance. all of which will appear in our definitive proxy statement for our 2020 Annual Meeting of Stockholders.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated herein by reference to the sections labeled "Compensation Discussion and Analysis," "Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," "Executive Compensation," and "Non-Employee Director Compensation," all of which will appear in our definitive proxy statement for our 2020 Annual Meeting of Stockholders.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated herein by reference to the sections entitled "Security Ownership of Principal Stockholders and Management" and "Executive Compensation - Equity Compensation Plan Information," both of which will appear in our definitive proxy statement for our 2020 Annual Meeting of Stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated herein by reference to the sections entitled "Corporate Governance—Independence" and "Certain Relationships and Related Transactions," both of which will appear in our definitive proxy statement for our 2020 Annual Meeting of Stockholders.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 is incorporated herein by reference to the section entitled "Fees of the Independent Registered Public Accounting Firm," which will appear in our definitive proxy statement for our 2020 Annual Meeting of Stockholders.
PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report.

(1)	Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:
Report of Deloitte & Touche LLP on Consolidated Financial Statements as of January 31, 2020 and 2019 and for each of the three years in the period ended January 31, 2020
Report of Deloitte & Touche LLP on Internal Control Over Financial Reporting as of January 31, 2020
Consolidated Balance Sheets as of January 31, 2020 and 2019
Consolidated Statements of Operations for each of the three years in the period ended January 31, 2020
Consolidated Statements of Comprehensive Income (loss) for each of the three years in the period ended January 31, 2020
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended January 31, 2020
Consolidated Statements of Cash Flows for each of the three years in the period ended January 31, 2020
Notes to Consolidated Financial Statements

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

4.3*	Description of Securities of Titan Machinery registered under Section 12 of the Exchange Act of 1934, as amended.

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

10.9.10
Amendment dated January 18, 2019 to the Amended and Restated Wholesale Floor Plan Credit Facility and Security Agreement dated November 13, 2007 by and between the registrant and CNH Industrial Capital America LLC (incorporated herein by reference to Exhibit 10.9.10 of the registrant's Annual Report on Form 10-K filed with the Commission on April 5, 2019).

10.9.11
Amendment dated November 13, 2019 to the Amended and Restated Wholesale Floor Plan Credit Facility and Security Agreement dated November 13, 2007 by and between the registrant and CNH Industrial Capital America LLC (incorporated herein by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed with the Commission on December 5, 2019).

10.10
Third Amended and Restated Credit Agreement dated as of April 3, 2020 by and among the registrant, Bank of America, National Association, and the Financial Institutions Party Thereto (incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed with the Commission on April 6, 2020).

No.	Description
10.11
Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed with the Commission on June 6, 2011, File No. 001-33866).**

10.12
Form of Incentive Stock Option Agreement under the 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.22 of the registrant's Amendment No. 2 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on October 10, 2007).**

10.13
Form of Non-Qualified Stock Option Agreement under the 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.23 of the registrant's Amendment No. 2 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on October 10, 2007).**

10.14
Form of Restricted Stock Agreement under the 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.24 of the registrant's Amendment No. 2 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on October 10, 2007).**

10.15
Titan Machinery Inc. 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed with the Commission on June 3, 2014, File No. 001-33866).**

10.16
Form of Titan Machinery Inc. Restricted Stock Agreement (for non-employee directors) under the 2014 Equity Incentive Plan, revised effective June 1, 2018 (incorporated herein by reference to Exhibit 10.16 of the registrant's Annual Report on Form 10-K filed with the Commission on April 5, 2019).**

10.17
Form of Titan Machinery Inc. Restricted Stock Agreement under the 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 5, 2014, File No. 001-33866).**

10.17.1
Form of Titan Machinery Inc. Restricted Stock Agreement under the 2014 Equity Incentive Plan, revised effective June 1, 2018 (incorporated herein by reference to Exhibit 10.17.1 of the registrant's Annual Report on Form 10-K filed with the Commission on April 5, 2019). **

10.18
Form of Titan Machinery Inc. Restricted Stock Unit Agreement under the 2014 Equity Incentive Plan, used for purposes of granting awards to European employees (incorporated herein by reference to Exhibit 10.2 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on September 9, 2014).**

10.18.1
Form of Titan Machinery Inc. Restricted Stock Unit Agreement under the 2014 Equity Incentive Plan, used for purposes of granting awards to European employees, revised effective June 1, 2017 (incorporated herein by reference to Exhibit 10.18.1 of the registrant's Annual Report on Form 10-K with the Commission on April 5, 2019). **

10.19	Form of Director and Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.19 of the registrant's Annual Report on Form 10-K with the Commission on April 5, 2019).

10.20
Titan Machinery Inc. Non-Employee Director Compensation Plan (incorporated herein by reference to Exhibit 10.2 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on September 9, 2015).**

10.21
Description of Titan Machinery Inc.’s Executive Cash Bonus Plan (incorporated herein by reference to Exhibit 10.34 of the registrant’s Annual Report on Form 10-K filed with the Commission on April 15, 2015). **

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

101*
The following materials from Titan Machinery Inc.'s Annual Report on Form 10-K for the year ended January 31, 2020 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the fiscal years ended January 31, 2020, 2019 and 2018, (ii) the Consolidated Statements of Operations for the fiscal years ended January 31, 2020, 2019 and 2018, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended January 31, 2020, 2019 and 2018, (iv) the Consolidated Statements of Stockholders' Equity for the fiscal years ended January 31, 2020, 2019 and 2018, (v) the Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2020, 2019 and 2018, and (vi) the Notes to the Consolidated Financial Statements.

______________________________________________________

*	Filed herewith

**	Indicates management contract or compensatory plan or arrangement.
ITEM 16.    FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: April 6, 2020
TITAN MACHINERY INC.

By	/s/ DAVID J. MEYER	By	/s/ MARK KALVODA
	David J. Meyer, Board Chair and Chief Executive Officer		Mark Kalvoda, Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ DAVID J. MEYER	Board Chair, Chief Executive Officer (principal executive officer)	April 6, 2020
David J. Meyer

/s/ MARK KALVODA	Chief Financial Officer (principal financial officer and principal accounting officer)	April 6, 2020
Mark Kalvoda

*	Director
Tony Christianson		April 6, 2020

*	Director
Stanley Dardis		April 6, 2020

*	Director
Stan Erickson		April 6, 2020

*	Director
Christine Hamilton		April 6, 2020

*	Director
John Henderson		April 6, 2020

*	Director
Jody Horner		April 6, 2020

*	Director
Richard Mack		April 6, 2020

*By	/s/ MARK KALVODA
Mark Kalvoda, Attorney-in-Fact