Form 10-Q
period 2020-04-30
Titan Machinery Inc.
filed 2020-06-04
CIK 1409171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File No. 001-33866

TITAN MACHINERY INC.
(Exact name of registrant as specified in its charter)

Delaware	45-0357838
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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

As of May 29, 2020, 22,313,893 shares of Common Stock, $0.00001 par value, of the registrant were outstanding.

TITAN MACHINERY INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. — FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

TITAN MACHINERY INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)

	April 30, 2020	January 31, 2020
Assets
Current Assets
Cash	$50,835	$43,721
Receivables, net of allowance for expected credit losses	76,430	72,776
Inventories	583,435	597,394
Prepaid expenses and other	10,626	13,655
Total current assets	721,326	727,546
Noncurrent Assets
Property and equipment, net of accumulated depreciation	148,293	145,562
Operating lease assets	84,577	88,281
Deferred income taxes	3,783	2,147
Goodwill	2,311	2,327
Intangible assets, net of accumulated amortization	8,318	8,367
Other	1,131	1,113
Total noncurrent assets	248,413	247,797
Total Assets	$969,739	$975,343

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$23,119	$16,976
Floorplan payable	378,302	371,772
Current maturities of long-term debt	3,787	13,779
Current operating lease liabilities	12,320	12,259
Deferred revenue	29,163	40,968
Accrued expenses and other	30,726	38,409
Total current liabilities	477,417	494,163
Long-Term Liabilities
Long-term debt, less current maturities	49,522	37,789
Operating lease liabilities	84,499	88,387
Deferred income taxes	3,808	2,055
Other long-term liabilities	7,415	7,845
Total long-term liabilities	145,244	136,076
Commitments and Contingencies
Stockholders' Equity
Common stock, par value $.00001 per share, 45,000 shares authorized; 22,314 shares issued and outstanding at April 30, 2020; 22,335 shares issued and outstanding at January 31, 2020	—	—
Additional paid-in-capital	251,051	250,607
Retained earnings	99,775	97,717
Accumulated other comprehensive loss	(3,748)	(3,220)
Total stockholders' equity	347,078	345,104
Total Liabilities and Stockholders' Equity	$969,739	$975,343
 See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended April 30,
	2020	2019
Revenue
Equipment	$218,505	$193,956
Parts	56,614	51,938
Service	25,600	22,831
Rental and other	9,489	9,567
Total Revenue	310,208	278,292
Cost of Revenue
Equipment	197,046	173,154
Parts	39,617	36,814
Service	8,345	7,483
Rental and other	6,790	6,941
Total Cost of Revenue	251,798	224,392
Gross Profit	58,410	53,900
Operating Expenses	53,058	52,555
Impairment of Long-Lived Assets	216	135
Income from Operations	5,136	1,210
Other Income (Expense)
Interest and other income	130	794
Floorplan interest expense	(1,152)	(877)
Other interest expense	(966)	(1,642)
Income (Loss) Before Income Taxes	3,148	(515)
Provision for (Benefit from) Income Taxes	886	(70)
Net Income (Loss)	$2,262	$(445)

Earnings per Share:
Basic	$0.10	$(0.02)
Diluted	$0.10	$(0.02)

Weighted Average Common Shares:
Basic	22,012	21,872
Diluted	22,012	21,872

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended April 30,
	2020	2019
Net Income (Loss)	$2,262	$(445)
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(528)	(771)
Comprehensive Income (Loss)	$1,734	$(1,216)

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares Outstanding	Amount
BALANCE, January 31, 2019	22,218	$—	$248,423	$89,228	$(2,340)	$335,311
Cumulative-effect adjustment of adopting ASC 842, Leases	—	—	—	(5,464)	—	(5,464)
Common stock issued on grant of restricted stock and exercise of stock options, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	(34)	—	(492)	—	—	(492)
Stock-based compensation expense	—	—	603	—	—	603
Net loss	—	—	—	(445)	—	(445)
Other comprehensive loss	—	—	—	—	(771)	(771)
BALANCE, April 30, 2019	22,184	$—	$248,534	$83,319	$(3,111)	$328,742

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares Outstanding	Amount
BALANCE, January 31, 2020	22,335	$—	$250,607	$97,717	$(3,220)	$345,104
Cumulative-effect adjustment of adopting ASC 326, Credit Loss	—	—	—	(204)	—	(204)
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	(21)	—	(201)	—	—	(201)
Stock-based compensation expense	—	—	645	—	—	645
Net income	—	—	—	2,262	—	2,262
Other comprehensive loss	—	—	—	—	(528)	(528)
BALANCE, April 30, 2020	22,314	$—	$251,051	$99,775	$(3,748)	$347,078

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended April 30,
	2020	2019
Operating Activities
Net income (loss)	$2,262	$(445)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
Depreciation and amortization	5,375	6,064
Impairment	216	135
Deferred income taxes	117	(316)
Stock-based compensation expense	645	603
Noncash interest expense	27	401
Noncash lease expense	2,833	3,062
Other, net	(54)	11
Changes in assets and liabilities
Receivables, prepaid expenses and other assets	(1,125)	(5,593)
Inventories	11,941	(78,254)
Manufacturer floorplan payable	(10,669)	89,599
Accounts payable, deferred revenue, accrued expenses and other and other long-term liabilities	(13,919)	(9,289)
Operating lease liabilities	(3,091)	(3,126)
Net Cash Provided by (Used for) Operating Activities	(5,442)	2,852
Investing Activities
Rental fleet purchases	(3,378)	(3,886)
Property and equipment purchases (excluding rental fleet)	(2,036)	(1,604)
Proceeds from sale of property and equipment	313	416
Acquisition consideration, net of cash acquired	—	(2,972)
Other, net	(21)	8
Net Cash Used for Investing Activities	(5,122)	(8,038)
Financing Activities
Net change in non-manufacturer floorplan payable	18,781	12,772
Proceeds from long-term debt borrowings	1,112	373
Principal payments on long-term debt and finance leases	(1,309)	(878)
Payment of debt issuance costs	(670)	—
Other, net	(200)	(492)
Net Cash Provided by Financing Activities	17,714	11,775
Effect of Exchange Rate Changes on Cash	(36)	(3)
Net Change in Cash	7,114	6,586
Cash at Beginning of Period	43,721	56,745
Cash at End of Period	$50,835	$63,331
Supplemental Disclosures of Cash Flow Information
Cash paid during the period
Income taxes, net of refunds	$365	$517
Interest	$2,262	$1,712
Supplemental Disclosures of Noncash Investing and Financing Activities
Net property and equipment financed with long-term debt, finance leases, accounts payable and accrued liabilities	$2,085	$5,861
Net transfer of assets from (to) property and equipment to (from) inventories	$(888)	$(371)

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The quarterly operating results for Titan Machinery Inc. (the “Company”) are subject to fluctuation due to varying weather patterns, which may impact the timing and amount of equipment purchases, rentals, and after-sales parts and service purchases by the Company’s Agriculture, Construction and International customers. Therefore, operating results for the three-month period ended April 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2021. The information contained in the consolidated balance sheet as of January 31, 2020 was derived from the audited consolidated financial statements for the Company for the fiscal year then ended. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2020 as filed with the SEC.
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
Impact of the COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, and the President of the United States declared the COVID-19 outbreak as a national emergency. The nature of COVID-19 led to worldwide shutdowns and halting of commercial and interpersonal activity as governments imposed regulations in efforts to control the spread of the pandemic, such as shelter-in-place orders and quarantines. The pandemic is a highly fluid and rapidly evolving situation, and we cannot anticipate with any certainty the length, scope, or severity of such restrictions in each of the markets that we operate. See Item 1A. Risk Factors for more information on possible impacts.
Since the beginning of the COVID-19 pandemic, the safety of our employees and customers has been and continues to be our top concern. At the onset of the pandemic we organized a COVID Task Force to implement safety protocols and to quickly respond to matters, in the event of a positive case at one of our locations.
Even though we are considered an essential business, in response to the COVID-19 pandemic, the company closed its U.S. stores to the public on March 23, 2020 but continued operations through social distancing means in all areas: equipment, parts, service and rental. Beginning May 4, 2020, we began fully reopening our stores to the public, following pandemic safety protocols applicable to the locations. Additionally, our International stores have also been following pandemic safety protocols applicable to each location.
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

Recently Adopted Accounting Guidance
        In June 2016, the FASB issued a new standard, codified in ASC 326, that modifies how entities measure credit losses on most financial instruments. The new standard replaced the "incurred loss" model with an "expected credit loss" model that requires consideration of a broader range of information to estimate expected credit losses over the lifetime of the asset. The guidance impacts the Company on its accounts receivable portfolio but specifically excluded receivables from operating lease arrangements and, therefore, the Company’s receivables from rental contracts were not impacted. The guidance also requires new disclosures to allow the users of the financial statements to understand the credit risk inherent in a portfolio and how management monitors the credit quality of the portfolio, management’s estimate of expected credit losses, and changes in the estimate of expected credit losses that have taken place during the reporting period.
The Company adopted the new guidance on February 1, 2020 using a modified retrospective approach and recognized an immaterial cumulative-effect adjustment to retained earnings as of the effective date. The Company identified and updated existing internal controls and procedures to ensure compliance with the new guidance, but such modifications were not deemed to be material to the Company's overall system of internal control. While the adoption of this ASU did not have a material impact on the Company's consolidated financial statements, it required changes to the Company's process of estimating expected credit losses on trade receivables.
Following is a summary of allowance for credit losses on trade and unbilled accounts receivable:

	Balance at February 1, 2020	Current Expected Credit Loss Provision	Write-offs Charged Against the Allowance	Credit Loss Recoveries Collected	F/X Impact	Balance at April 30, 2020
	(in thousands)
Agriculture	$181	$14	$5	$40	$—	$230
Construction	1,016	113	71	4	—	1,062
International	1,746	226	133	6	(29)	1,816
	$2,943	$353	$209	$50	$(29)	$3,108
In February 2018, the FASB issued guidance on the accounting for implementation costs incurred in a cloud computing arrangement that is a service contract, codified in ASC 350-40. This guidance aligns the accounting for costs incurred to implement a cloud computing arrangement that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. This standard was adopted on February 1, 2020 and was applied using the prospective transition approach. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.
Unadopted Accounting Guidance
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU No. 2020-04”), which provides temporary optional expedients and exceptions to accounting guidance on contract modifications and hedge accounting to ease entities’ financial reporting burdens as the market transitions from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. ASU 2020-04 is effective upon issuance and can be applied through December 31, 2022. The Company is currently evaluating its contracts and hedging relationships that reference LIBOR to determine if the Company will adopt the new guidance.

NOTE 2 - EARNINGS PER SHARE
The following table sets forth the calculation of basic and diluted EPS:

	Three Months Ended April 30,
	2020	2019
	(in thousands, except per share data)
Numerator:
Net income (loss)	$2,262	$(445)
Allocation to participating securities	(32)	—
Net income (loss) attributable to Titan Machinery Inc. common stockholders	$2,230	$(445)
Denominator:
Basic weighted-average common shares outstanding	22,012	21,872
Plus: incremental shares from vesting of restricted stock units	—	—
Diluted weighted-average common shares outstanding	22,012	21,872

Earnings Per Share:
Basic	$0.10	$(0.02)
Diluted	$0.10	$(0.02)

Anti-dilutive shares excluded from diluted weighted-average common shares outstanding:
Restricted stock units	9	8
Shares underlying senior convertible notes	—	1,057

NOTE 3 - REVENUE
        Revenues are recognized when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration we expect to collect in exchange for those goods or services. Sales, value added and other taxes collected from our customers concurrent with our revenue activities are excluded from revenue.
        The following tables present our revenue disaggregated by revenue source and segment:

	Three Months Ended April 30, 2020
	Agriculture	Construction	International	Total
	(in thousands)
Equipment	$139,749	$34,253	$44,503	$218,505
Parts	35,079	11,460	10,075	56,614
Service	17,720	6,212	1,668	25,600
Other	733	518	104	1,355
Revenue from contracts with customers	193,281	52,443	56,350	302,074
Rental	346	7,671	117	8,134
Total revenues	$193,627	$60,114	$56,467	$310,208

	Three Months Ended April 30, 2019
	Agriculture	Construction	International	Total
	(in thousands)
Equipment	$107,864	$43,046	$43,046	$193,956
Parts	29,976	12,704	9,258	51,938
Service	14,985	6,521	1,325	22,831
Other	618	593	22	1,233
Revenue from contracts with customers	153,443	62,864	53,651	269,958
Rental	332	7,879	123	8,334
Total revenues	$153,775	$70,743	$53,774	$278,292

Unbilled Receivables and Deferred Revenue
        Unbilled receivables amounted to $17.1 million and $13.9 million as of April 30, 2020 and January 31, 2020. The increase in unbilled receivables is primarily the result of a seasonal increase in the volume of our service transactions in which we recognize revenue as our work is performed and prior to customer invoicing.
        Deferred revenue from contracts with customers amounted to $27.9 million and $39.5 million as of April 30, 2020 and January 31, 2020. Our deferred revenue most often increases in the fourth quarter of each fiscal year due to a higher level of customer down payments or prepayments and longer time periods between customer payment and delivery of the equipment asset, and the related recognition of equipment revenue, prior to its seasonal use. During the three months ended April 30, 2020 and 2019, the Company recognized $29.7 million and $30.5 million, respectively, of revenue that was included in the deferred revenue balance as of January 31, 2020 and January 31, 2019, respectively. No material amount of revenue was recognized during the three months ended April 30, 2020 and 2019 from performance obligations satisfied in previous periods.
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
NOTE 4 - RECEIVABLES
The Company provides an allowance for expected credit losses on its nonrental receivables in accordance with the guidance in ASU 2016-13. To measure the expected credit losses, receivables have been grouped based on shared credit risk characteristics as shown in the table below.
Trade and unbilled receivables from contracts with customers have credit risk and the allowance is determined by applying expected credit loss percentages to aging categories based on historical experience that are updated each quarter. The rates may also be adjusted to the extent future events are expected to differ from historical results. Given that the credit terms for these receivables are short-term, changes in credit loss percentages due to future events may not occur on a frequent basis. In addition, the allowance is adjusted based on information obtained by continued monitoring of individual customer credit.
Trade receivables from finance companies, other receivables due from manufacturers, and other receivables have not historically resulted in any credit losses to the Company. These receivables are short-term in nature and deemed to be of good credit quality and have no need for any allowance for expected credit losses. Management continually monitors these receivables and should information be obtained that identifies potential credit risk, an adjustment to the allowance would be made if deemed appropriate.
Trade and unbilled receivables from rental contracts are primarily in the US and are specifically excluded from the guidance in ASU 2016-13 in determining an allowance for expected losses. The Company does provide an allowance for these receivables based on historical experience and using credit information obtained from continued monitoring of customer accounts.

	April 30, 2020	January 31, 2020
	(in thousands)
Trade and unbilled receivables from contracts with customers
Trade receivables due from customers	$32,962	$36,400
Trade receivables due from finance companies	17,388	12,352
Unbilled receivables	17,076	13,944
Trade and unbilled receivables from rental contracts
Trade receivables	5,581	7,381
Unbilled receivables	741	861
Other receivables
Due from manufacturers	6,565	5,763
Other	1,346	1,198
Total receivables	81,659	77,899
Less allowance for expected credit losses	(5,229)	(5,123)
Receivables, net of allowance for expected credit losses	$76,430	$72,776
        The following table presents impairment losses on receivables arising from sales contracts with customers and receivables arising from rental contracts:

	Three Months Ended April 30,
	2020	2019
	(in thousands)
Impairment losses on:
Receivables from sales contracts	$143	$328
Receivables from rental contracts	138	83
	$281	$411

NOTE 5 - INVENTORIES

	April 30, 2020	January 31, 2020
	(in thousands)
New equipment	$346,703	$358,339
Used equipment	154,538	157,535
Parts and attachments	80,294	79,813
Work in process	1,900	1,707
	$583,435	$597,394

NOTE 6 - PROPERTY AND EQUIPMENT

	April 30, 2020	January 31, 2020
	(in thousands)
Rental fleet equipment	$104,888	$104,133
Machinery and equipment	22,773	22,682
Vehicles	51,837	51,850
Furniture and fixtures	42,043	41,720
Land, buildings, and leasehold improvements	72,407	70,408
	293,948	290,793
Less accumulated depreciation	(145,655)	(145,231)
	$148,293	$145,562

        The Company reviews its long-lived assets for potential impairment whenever events or circumstances indicate that the carrying value of the long-lived asset (or asset group) may not be recoverable. During the three months ended April 30, 2020, the Company determined that a current period operating loss combined with historical losses of certain store locations indicated that the long-lived asset group of the store locations may not be recoverable. The Company performed an impairment assessment of this asset group and as a result recognized an impairment charge of $0.2 million within its Construction segment.
        In March 2019, the Company completed an assessment of its Enterprise Resource Planning ("ERP") application and concluded that the Company would begin the process to prepare for conversion to a new ERP application. The Company currently anticipates a pilot store to be on the new ERP system in the second quarter of the current fiscal year and all stores to be on the new ERP application in the first half of the fiscal year ending January 31, 2022. We have prospectively adjusted the useful life of our current ERP application such that it will be fully amortized upon its estimated replacement date. The net book value of the ERP asset of $1.8 million as of April 30, 2020 will be amortized on a straight-line basis over the estimated remaining period of use.
NOTE 7 - FLOORPLAN PAYABLE/LINES OF CREDIT
        On April 3, 2020, the Company entered into a Third Amended and Restated Credit Agreement with a group of banks (the "Bank Syndicate"), that amended and restated the Company's prior $200.0 million credit facility, dated October 28, 2015. The Bank Syndicate provides for a secured credit facility in an amount up to $250.0 million, consisting of a $185.0 million floorplan facility (the "Floorplan Loan") and a $65.0 million operating line (the "Revolver Loan"), and changed the interest rates as compared to the prior credit facility, amongst other things. The amounts available under the Bank Syndicate are subject to base calculations and reduced by outstanding standby letters of credit and certain reserves. The Bank Syndicate has a variable interest rate on outstanding balances, has a 0.25% non-usage fee on the average monthly unused amount (replacing the previous non-usage fee of 0.25% to 0.375%), and requires monthly payments of accrued interest. The Company elects at the time of any advance to choose a Base Rate Loan or a LIBOR Rate Loan. The LIBOR Rate is based upon one month, two month, or three month LIBOR, as chosen by the Company, but in no event shall the LIBOR Rate be less than 0.50%. The Base Rate is the greater of (a) the prime rate of interest announced, from time to time, by Bank of America; (b) the Federal Funds Rate plus 0.5%, (c) one month LIBOR plus 1%, but in no event shall the Base Rate be less than zero. The applicable margin rate is determined based on excess availability under the Bank Syndicate and ranges from 0.5% to 1.0% for Base Rate Loans and 1.5% to 2.0% for LIBOR Rate Loans. The new applicable margins under the Bank Syndicate are up to 0.5% less than the existing margins under the prior credit facility.
The Bank Syndicate does not obligate the Company to maintain financial covenants, except in the event that excess availability (each as defined in the Bank Syndicate) is less than 15% of the lower of the borrowing base or the size of the maximum credit line, at which point the Company is required to maintain a fixed charge coverage ratio (“FCCR”) of at least 1.10:1.00. The Bank Syndicate includes various restrictions on the Company and its subsidiaries’ activities, including, under certain conditions, limitations on the Company’s ability to make certain cash payments including cash dividends and stock repurchases, issuance of equity instruments, acquisitions and divestitures, and entering into new indebtedness transactions. The Bank Syndicate matures on April 3, 2025.
The Floorplan Loan under the Bank Syndicate is used to finance equipment inventory purchases. Amounts outstanding are recorded as floorplan payable, within current liabilities on the consolidated balance sheets, as the Company intends to repay amounts borrowed within one year.
The Revolver Loan under the Bank Syndicate is used to finance rental fleet equipment and for general working capital requirements of the Company. Amounts outstanding are recorded as long-term debt, within long-term liabilities on the consolidated balance sheets, as the Company does not have the intention or obligation to repay amounts borrowed within one year.
As of April 30, 2020, the Company had floorplan lines of credit totaling $762.0 million, which is primarily comprised of three significant floorplan lines of credit: (i) a $450.0 million credit facility with CNH Industrial, (ii) a $185.0 million line of credit with the Bank Syndicate, and (iii) a $60.0 million credit facility with DLL Finance LLC.

As of April 30, 2020 and January 31, 2020, the Company's outstanding balances of floorplan payables and lines of credit consisted of the following:

	April 30, 2020	January 31, 2020
	(in thousands)
CNH Industrial	$179,602	$187,690
Bank Syndicate Floorplan Loan	102,900	—
Wells Fargo Floorplan Payable Line	—	82,700
DLL Finance	30,198	30,657
Other outstanding balances with manufacturers and non-manufacturers	65,602	70,725
	$378,302	$371,772
        As of April 30, 2020, the interest-bearing U.S. floorplan payables carried various interest rates ranging primarily from 2.52% to 4.12%, compared to a range of 4.05% to 4.81% as of January 31, 2020. As of April 30, 2020, foreign floorplan payables carried various interest rates primarily ranging from 0.98% to 6.33%, compared to a range of 0.86% to 7.66% as of January 31, 2020. As of April 30, 2020 and January 31, 2020, $201.9 million and $205.2 million, respectively, of outstanding floorplan payable were non-interest bearing. As of April 30, 2020, the Company had a compensating balance arrangement under one of its foreign floorplan credit facilities, which requires a minimum cash deposit to be maintained with the lender in the amount of $5.0 million for the term of the credit facility.
NOTE 8 - DEFERRED REVENUE

	April 30, 2020	January 31, 2020
	(in thousands)
Deferred revenue from contracts with customers	$27,889	$39,512
Deferred revenue from rental and other contracts	1,274	1,456
	$29,163	$40,968

NOTE 9 - SENIOR CONVERTIBLE NOTES
        The Company's senior convertible notes matured, and the outstanding principal balance of $45.6 million was repaid in full, on May 1, 2019.
The Company recognized interest expense associated with its senior convertible notes as follows:

	Three Months Ended April 30,
	2020	2019
	(in thousands)
Cash Interest Expense
Coupon interest expense	$—	$421
Noncash Interest Expense
Amortization of debt discount	—	350
Amortization of transaction costs	—	45
	$—	$816
The effective interest rate of the liability component was equal to 0.0% for the three months ended April 30, 2019.

NOTE 10 - LONG TERM DEBT
        The following is a summary of long-term debt as of April 30, 2020 and January 31, 2020:

	April 30, 2020	January 31, 2020
	(in thousands)
Sale-leaseback financing obligations, interest rates ranging from 3.4% to 10.3% with various maturity dates through December 2030	$17,469	$17,781
Bank Syndicate - Working Capital Line, interest accrues at a variable rate on outstanding balances, requires monthly payments of accrued interest, matures April 2025	10,000	10,000
Real estate mortgage bearing interest at 5.11%, payable in annual installments of $0.3 million, maturing on May 15, 2039, secured by real estate assets	6,827	6,827
Equipment financing loan, payable in monthly installments over a 72-month term for each funded tranche, bearing interest at 3.89%, secured by vehicle assets	7,350	7,468
Real estate mortgage bearing interest at 4.62%, payable in monthly installments of $0.04 million with a final payment at maturity of $3.4 million, maturing on June 10, 2024, secured by real estate assets	4,366	4,416
Real estate mortgage bearing interest at 4.4%, payable in monthly installments of $0.01 million with a final payment at maturity of $1.0 million, maturing on January 1, 2027, secured by real estate assets	1,474	1,489
Real estate mortgage bearing interest at 2.09%, payable in monthly installments, maturing on June 30, 2026, secured by real estate assets	2,396	2,520
Other long-term debt primarily bearing interest at three-month EURIBOR plus 2.6%, payable in quarterly installments, maturing on January 31, 2021	3,427	1,067
	53,309	51,568
Less current maturities	(3,787)	(13,779)
	$49,522	$37,789

NOTE 11 - DERIVATIVE INSTRUMENTS
The Company holds derivative instruments for the purpose of minimizing exposure to fluctuations in foreign currency exchange rates to which the Company is exposed in the normal course of its operations.
        The Company uses foreign currency forward contracts to hedge the effects of fluctuations in exchange rates on outstanding intercompany loans. The Company does not formally designate and document such derivative instruments as hedging instruments; however, the instruments are an effective economic hedge of the underlying foreign currency exposure. Both the gain or loss on the derivative instrument and the offsetting gain or loss on the underlying intercompany loan are recognized in earnings immediately, thereby eliminating or reducing the impact of foreign currency exchange rate fluctuations on net income. The Company's foreign currency forward contracts generally have three-month maturities, maturing on the last day of each fiscal quarter. No foreign currency contracts were outstanding as of January 31, 2020. The notional value of outstanding foreign currency contracts as of April 30, 2020 was $13.0 million.
        As of April 30, 2020, the fair value of the Company's outstanding derivative instruments was not material. Derivative instruments recognized as assets are recorded in prepaid expenses and other in the consolidated balance sheets, and derivative instruments recognized as liabilities are recorded in accrued expenses and other in the consolidated balance sheets.
        The following table sets forth the gains and losses recognized in income from the Company’s derivative instruments for the three months ended April 30, 2020 and 2019. Gains and losses are recognized in interest income and other income (expense) in the consolidated statements of operations:

	Three Months Ended April 30,
	2020	2019
	(in thousands)
Foreign currency contract gain (loss)	$(13)	$202

NOTE 12 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
        The following is a summary of the changes in accumulated other comprehensive income (loss), by component, for the periods ended April 30, 2020 and April 30, 2019:

	Foreign Currency Translation Adjustment	Net Investment Hedging Gain	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, January 31, 2020	$(5,931)	$2,711	$(3,220)
Other comprehensive loss	(528)	—	(528)
Balance, April 30, 2020	$(6,459)	$2,711	$(3,748)

	Foreign Currency Translation Adjustment	Net Investment Hedging Gain	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, January 31, 2019	$(5,051)	$2,711	$(2,340)
Other comprehensive loss	(771)	—	(771)
Balance, April 30, 2019	$(5,822)	$2,711	$(3,111)

NOTE 13 - LEASES
As Lessee
        The Company, as lessee, leases certain of its dealership locations, office space, equipment and vehicles under operating and financing classified leasing arrangements. The Company has elected to not record leases with a lease term at commencement of 12 months or less on the consolidated balance sheet; such leases are expensed on a straight-line basis over the lease term. Many real estate lease agreements require the Company to pay the real estate taxes on the properties during the lease term and require that the Company maintain property insurance on each of the leased premises. Such payments are deemed to be variable lease payments as the amounts may change during the term of the lease. Certain leases include renewal options that can extend the lease term for periods of one to ten years. Most real estate leases grant the Company a right of first refusal or other options to purchase the real estate, generally at fair market value, either during the lease term or at its conclusion. In most cases, the Company has not included these renewal and purchase options within the measurement of the right-of-use asset and lease liability. Most often the Company cannot readily determine the interest rate implicit in the lease and thus applies its incremental borrowing rate to capitalize the right-of-use asset and lease liability. The Company estimates its incremental borrowing rate by incorporating considerations of lease term, asset class and lease currency and geographical market. The Company's lease agreements do not contain any material non-lease components, residual value guarantees or material restrictive covenants.
        The Company subleases a small number of real estate assets to third-parties, primarily dealership locations for which it has ceased operations. All sublease arrangements are classified as operating leases.
        The components of lease expense were as follows:

	Classification	Three Months Ended April 30, 2020	Three Months Ended April 30, 2019
		(in thousands)
Finance lease cost:
Amortization of leased assets	Operating expenses	$392	$376
Interest on lease liabilities	Other interest expense	126	139
Operating lease cost	Operating expenses & rental and other cost of revenue	4,463	4,816
Short-term lease cost	Operating expenses	80	80
Variable lease cost	Operating expenses	635	620
Sublease income	Interest income and other income (expense)	(152)	(168)
		$5,544	$5,863

        Right-of-use lease assets and lease liabilities consist of the following:

	Classification	April 30, 2020	January 31, 2020
		(in thousands)
Assets
Operating lease assets	Operating lease assets	$84,577	$88,281
Finance lease assets(a)	Property and equipment, net of accumulated depreciation	6,002	6,297
Total leased assets		$90,579	$94,578
Liabilities
Current
Operating	Current operating lease liabilities	$12,320	$12,259
Finance	Accrued expenses and other	1,714	1,708
Noncurrent
Operating	Operating lease liabilities	84,499	88,387
Finance	Other long-term liabilities	3,747	4,103
Total lease liabilities		$102,280	$106,457

(a)Finance lease assets are recorded net of accumulated amortization of $1.8 million as of April 30, 2020.
        Maturities of lease liabilities as of April 30, 2020 are as follows:

	Operating	Finance
	Leases	Leases	Total
Fiscal Year Ended January 31,	(in thousands)
2021 (remainder)	$13,393	$1,609	$15,002
2022	16,887	1,851	18,738
2023	15,748	1,206	16,954
2024	14,824	476	15,300
2025	13,691	393	14,084
2026	13,539	312	13,851
Thereafter	33,624	1,083	34,707
Total lease payments	121,706	6,930	128,636
Less: Interest	24,887	1,469	26,356
Present value of lease liabilities	$96,819	$5,461	$102,280
        The weighted-average lease term and discount rate as of April 30, 2020 are as follows:

April 30, 2020
Weighted-average remaining lease term (years):
Operating leases	7.7
Financing leases	5.3
Weighted-average discount rate:
Operating leases	6.1%
Financing leases	9.8%
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
        Revenue generated from leasing activities is disclosed, by segment, in Note 3. The following is the balance of our dedicated rental fleet assets of our Construction segment as of April 30, 2020 and January 31, 2020:

	April 30, 2020	January 31, 2020
	(in thousands)
Rental fleet equipment	$104,888	$104,133
Less accumulated depreciation	39,814	42,076
	$65,074	$62,057

NOTE 14 - FAIR VALUE MEASUREMENTS
As of April 30, 2020 and January 31, 2020, the fair value of the Company's foreign currency contracts, which are either assets or liabilities measured at fair value on a recurring basis, was not material. These foreign currency contracts were valued using a discounted cash flow analysis, an income approach, utilizing readily observable market data as inputs, which is classified as a Level 2 fair value measurement.
The Company also valued certain long-lived assets at fair value on a non-recurring basis as of April 30, 2020 and January 31, 2020 as part of its long-lived asset impairment testing. The estimated fair value of such assets as of April 30, 2020 and January 31, 2020 was $0.4 million and $2.8 million, respectively. Fair value was estimated through an income approach incorporating both observable and unobservable inputs, and are deemed to be Level 3 fair value inputs. The most significant unobservable inputs include forecasted net cash generated from the use of the assets and the discount rate applied to such cash flows to arrive at a fair value estimate. In addition, in certain instances the Company estimated the fair value of long-lived assets to approximate zero as no future cash flows were assumed to be generated from the use of such assets and the expected value to be realized upon disposition was deemed to be nominal.
The Company also has financial instruments that are not recorded at fair value in the consolidated balance sheets, including cash, receivables, payables and long-term debt. The carrying amounts of these financial instruments approximated their fair values as of April 30, 2020 and January 31, 2020. Fair value of these financial instruments was estimated based on Level 2 fair value inputs.
NOTE 15 - INCOME TAXES
        Our effective tax rate was 28.1% for the three months ended April 30, 2020 compared to an effective tax rate of 13.6% for the three months ended April 30, 2019. Our effective tax rate differs from the domestic federal statutory tax rate due to the mix of domestic and foreign income or losses and the impact of the recognition of valuation allowances on our foreign deferred tax assets, including net operating losses.
NOTE 16 - BUSINESS COMBINATIONS
        On January 1, 2019, the Company, through its German subsidiary, acquired certain assets of ESB Agrartechnik GmbH ("ESB"). ESB is a full-service agriculture equipment dealership in Eastern Germany. Our acquisition of ESB further expanded our presence in the German market. The total consideration transferred for the acquired business was $3.0 million paid in cash. This acquisition was recognized in the fiscal year ended January 31, 2020 as the acquisition occurred within our International segment in which all entities maintain a calendar year reporting period.
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

        In connection with the acquisition, the Company acquired from CNH Industrial and certain other manufacturers equipment and parts inventory previously owned by Uglem-Ness Co. Upon acquiring such inventories, the Company was offered floorplan financing by the manufacturer. In total, the Company acquired inventory and recognized a corresponding financing liability of $7.4 million. The recognition of these inventories and the associated financing liabilities are not included as part of the accounting for the business combination.
Purchase Price Allocation
Each of the above acquisitions has been accounted for under the acquisition method of accounting, which requires the Company to estimate the acquisition date fair value of the assets acquired and liabilities assumed. The accounting for all business combinations was complete as of January 31, 2020. The following table presents the aggregate purchase price allocations for all acquisitions completed as of January 31, 2020:

January 31, 2020
(in thousands)
Assets acquired:
Receivables	$440
Inventories	6,466
Property and equipment	3,810
Intangible assets	1,973
Goodwill	1,198
13,887

Liabilities assumed:	—
—
Net assets acquired	$13,887

Goodwill recognized by segment:
Agriculture	$699
Construction	—
International	499
Goodwill expected to be deductible for tax purposes	$1,198
        The recognition of goodwill in the above business combinations arose from the acquisition of an assembled workforce and anticipated synergies expected to be realized. For the business combinations occurring during the twelve months ended January 31, 2020, the Company recognized a customer relationship intangible asset of $0.2 million, a non-competition intangible asset of $0.1 million, and a distribution rights intangible asset of $1.6 million. The customer relationship and non-competition assets will be amortized over periods ranging from three to five years. The distribution rights assets are indefinite-lived intangible assets not subject to amortization. The Company estimated the fair value of the intangible assets using a multi-period excess earnings model, an income approach. Acquisition related costs were not material for fiscal year ended January 31, 2020, and have been expensed as incurred and recognized as operating expenses in the consolidated statements of operations.
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
Certain financial information for each of the Company’s business segments is set forth below.

	Three Months Ended April 30,
	2020	2019
	(in thousands)
Revenue
Agriculture	$193,627	$153,775
Construction	60,114	70,743
International	56,467	53,774
Total	$310,208	$278,292

Income (Loss) Before Income Taxes
Agriculture	$6,162	$1,876
Construction	(2,873)	(2,222)
International	(280)	216
Segment income (loss) before income taxes	3,009	(130)
Shared Resources	139	(385)
Total	$3,148	$(515)

	April 30, 2020	January 31, 2020
	(in thousands)
Total Assets
Agriculture	$436,040	$444,942
Construction	272,402	275,645
International	192,966	191,513
Segment assets	901,408	912,100
Shared Resources	68,331	63,243
Total	$969,739	$975,343

NOTE 19 - SUBSEQUENT EVENTS
        On January 31, 2020, the Company entered into a definitive purchase agreement to acquire HorizonWest Inc., which owns a three store CaseIH agriculture dealership complex in Scottsbluff and Sidney, Nebraska and Torrington, Wyoming. In its most recent fiscal year, HorizonWest generated revenue of approximately $26 million. The Company closed on the acquisition on May 4, 2020. The total purchase price was $6.9 million, which does not include the $2.7 million of associated inventory that the Company concurrently purchased from CNH Industrial under standard terms. Due to the limited time since the date of the acquisition, it is impracticable for the Company to make certain business combination disclosures at this time as the Company is still gathering information that is necessary for the required business combination disclosures. The net assets acquired consist primarily of working capital and fixed assets.

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim unaudited consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report, and the audited consolidated financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020.
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
Demand for agricultural equipment and, to a lesser extent, parts and service support, are impacted by agricultural commodity prices and net farm income. Based on U.S. Department of Agriculture publications, the most recent estimate of net farm income for calendar year 2019 indicated an approximate 11.0% increase as compared to calendar year 2018, and an approximate 3.3% increase in net farm income for calendar year 2020, as compared to calendar year 2019.
For the first quarter of fiscal 2021, our net income was $2.3 million, or $0.10 per diluted share, compared to a fiscal 2020 first quarter loss of $0.4 million, or $0.02 per diluted share. Our adjusted diluted earnings per share was $0.15 for the first quarter of fiscal 2021, compared to $0.02 for the first quarter of fiscal 2020. See the Non-GAAP Financial Measures section below for a reconciliation of adjusted diluted earnings per share to diluted earnings per share, the most comparable GAAP financial measure. Significant factors impacting the quarterly comparisons were:
•Revenue in the first quarter of fiscal 2021 was 11.5% higher than the first quarter of fiscal 2020. Increased revenue from equipment, parts and service was offset by slightly lower rental and other revenue. The higher revenue was driven by increased equipment, parts and service revenue in our Agriculture segment. Some of the increase in the Agriculture segment came from our Northwood location, which was purchased in October 2019.
•Gross profit margin in the first quarter of fiscal 2021 declined to 18.8%, compared to 19.4% for the first quarter of fiscal 2020. The decline in gross profit margin was primarily the result of lower equipment margins and a change in our revenue mix with more revenue generated by our equipment business than our higher margin parts and service businesses in the first quarter of fiscal 2021, as compared to the first quarter last year.
•Floorplan and other interest expense decreased a combined 15.9% in the first quarter of fiscal 2021, as compared to the first quarter last year, primarily due the repayment in full of our senior convertible notes in the second quarter of fiscal 2020.
Impact of the COVID-19 Pandemic on the Company
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, and the President of the United States declared the COVID-19 outbreak as a national emergency. The nature of COVID-19 led to worldwide shutdowns and halting of commercial and interpersonal activity as governments imposed regulations in efforts to control the spread of the pandemic, such as shelter-in-place orders and quarantines. The pandemic is a highly fluid and rapidly evolving situation, and we cannot anticipate with any certainty the length, scope, or severity of such restrictions in each of the markets that we operate. See Item 1A. Risk Factors for more information on possible impacts.
Since the beginning of the COVID-19 pandemic, the safety of our employees and customers has been and continues to be our top concern. At the onset of the pandemic we organized a COVID Task Force to implement safety protocols and to quickly respond to matters, in the event of a positive case at one of our locations.
Even though we are considered an essential business, in response to the COVID-19 pandemic, the company closed its U.S. stores to the public on March 23, 2020 but continued operations through social distancing means in all areas: equipment, parts, service and rental. Beginning May 4, 2020, we began fully reopening our stores to the public, following pandemic safety protocols applicable to the locations. Additionally, our International stores have also been following pandemic safety protocols applicable to each location.

We believe that each of our business segments will be impacted by the pandemic to varying degrees, although the actual impact will be subject to many variables and uncertainties which are currently unknown and outside of our control.
Agriculture
Overall, COVID-19 has created industry challenges such as lower agriculture commodity prices as demand deterioration and supply chain disruptions are affecting areas such as ethanol, livestock and international trade. We believe that the existing and anticipated lower commodity prices will reduce our equipment sales, but it is difficult to estimate the extent and timing of this impact given all the variables and uncertainties. We believe our parts and service business will be less impacted, as our customers will be experiencing similar levels of wear and tear on their equipment. Also offsetting some of the challenges in the agriculture industry, will be government support programs for our farm customers, such as the recently announced $16 billion Coronavirus Food Assistance Program (CFAP).
Construction
We believe all revenue categories of equipment, parts, service and rental will be impacted in this segment, with such effects continuing so long as pandemic related macroeconomic stress and uncertainties persist. Examples of such macroeconomic stress include: lower oil prices, higher unemployment, lower GDP, and reduced government spending on infrastructure projects. All of these factors we believe will lead to lower overall U.S. construction spending.
International
In addition to the industry challenges indicated for our Agriculture Segment, International is also being impacted by border shutdowns, timing of equipment shipments and more stringent in-country pandemic regulations. We believe all revenue categories in this segment will experience greater negative impacts than our Agriculture Segment because of these additional challenges along with the general lack of government support programs to our International farm customers.
Acquisitions
Fiscal 2020
        On October 1, 2019, we acquired certain assets of Uglem-Ness Co., a single Case IH agriculture equipment store in Northwood, North Dakota. The acquisition continues our strategy of acquiring dealerships in agriculture markets contiguous to our current North American agriculture stores. The service area of Uglem-Ness is contiguous to our existing locations in Grand Forks and Casselton, North Dakota and Ada, Minnesota. The total consideration paid in the acquisition was $10.9 million, which the Company financed through available cash resources and capacity under our existing floorplan payable and other credit facilities. The Northwood, ND dealership is included within our Agriculture segment.
ERP Transition
The Company is in the process of converting to a new Enterprise Resource Planning ("ERP") application. The new ERP application is expected to provide data-driven and mobile-enabled sales and support tools to improve employee efficiency and deliver an enhanced customer experience. The Company currently anticipates a pilot store to be on the new ERP system in the second quarter of the current fiscal year and all stores to be on the new ERP application in the first half of the fiscal year ending January 31, 2022. We have prospectively adjusted the useful life of our current ERP application such that it will be fully amortized upon its estimated replacement date.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are included in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended January 31, 2020. Other than the adoption of the accounting standard for current expected credit loss and the standard for cloud computing described in Note 1 to our consolidated financial statements in this Quarterly Report on Form 10-Q, there have been no changes in our critical accounting policies since January 31, 2020.
Results of Operations
The results presented below include the operating results of any acquisition made during these periods as well as the operating results of any stores closed during these periods, up to the date of the store closure. The period-to-period comparisons included below are not necessarily indicative of future results. Segment information is provided later in the discussion and analysis of our results of operations.
Same-store sales for any period represent sales by stores that were part of the Company for the entire comparable period in the current and preceding fiscal years. We do not distinguish between relocated or recently expanded stores in this same-store analysis. Closed stores are excluded from the same-store analysis. Stores that do not meet the criteria for same-store classification are described as excluded stores throughout the Results of Operations section in this Quarterly Report on Form 10-Q.
Comparative financial data for each of our four sources of revenue are expressed below.

	Three Months Ended April 30,
	2020	2019
	(dollars in thousands)
Equipment
Revenue	$218,505	$193,956
Cost of revenue	197,046	173,154
Gross profit	$21,459	$20,802
Gross profit margin	9.8%	10.7%
Parts
Revenue	$56,614	$51,938
Cost of revenue	39,617	36,814
Gross profit	$16,997	$15,124
Gross profit margin	30.0%	29.1%
Service
Revenue	$25,600	$22,831
Cost of revenue	8,345	7,483
Gross profit	$17,255	$15,348
Gross profit margin	67.4%	67.2%
Rental and other
Revenue	$9,489	$9,567
Cost of revenue	6,790	6,941
Gross profit	$2,699	$2,626
Gross profit margin	28.4%	27.4%

The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended April 30,
	2020	2019
Revenue
Equipment	70.4%	69.7%
Parts	18.3%	18.7%
Service	8.3%	8.2%
Rental and other	3.1%	3.4%
Total Revenue	100.0%	100.0%
Total Cost of Revenue	81.2%	80.6%
Gross Profit Margin	18.8%	19.4%
Operating Expenses	17.1%	18.9%
Impairment of Intangible and Long-Lived Assets	0.1%	—%
Restructuring Costs	—%	—%
Income from Operations	1.7%	0.4%
Other Income (Expense)	(0.6)%	(0.6)%
Income Before Income Taxes	1.0%	(0.2)%
Provision for Income Taxes	0.3%	—%
Net Income	0.7%	(0.2)%

Three Months Ended April 30, 2020 Compared to Three Months Ended April 30, 2019
Consolidated Results
Revenue

	Three Months Ended April 30,		Increase/	Percent
	2020	2019	(Decrease)	Change
	(dollars in thousands)
Equipment	$218,505	$193,956	$24,549	12.7%
Parts	56,614	51,938	4,676	9.0%
Service	25,600	22,831	2,769	12.1%
Rental and other	9,489	9,567	(78)	(0.8)%
Total Revenue	$310,208	$278,292	$31,916	11.5%
  Total revenue for the first quarter of fiscal 2021 was 11.5% or $31.9 million higher than the first quarter of fiscal 2020 driven by revenue increases in equipment, parts, and service. These increases occurred in our Agriculture and International segments, but were partially offset by lower revenue in our Construction segment. Company-wide same-store sales in the first quarter of fiscal 2021 increased 11.0% versus the comparable period in the fiscal 2020.

Gross Profit

	Three Months Ended April 30,		Increase/	Percent
	2020	2019	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$21,459	$20,802	$657	3.2%
Parts	16,997	15,124	1,873	12.4%
Service	17,255	15,348	1,907	12.4%
Rental and other	2,699	2,626	73	2.8%
Total Gross Profit	$58,410	$53,900	$4,510	8.4%
Gross Profit Margin
Equipment	9.8%	10.7%	(0.9)%	(8.4)%
Parts	30.0%	29.1%	0.9%	3.1%
Service	67.4%	67.2%	0.2%	0.3%
Rental and other	28.4%	27.4%	1.0%	3.6%
Total Gross Profit Margin	18.8%	19.4%	(0.6)%	(3.1)%
Gross Profit Mix
Equipment	36.7%	38.6%	(1.9)%	(4.9)%
Parts	29.1%	28.1%	1.0%	3.6%
Service	29.5%	28.5%	1.0%	3.5%
Rental and other	4.7%	4.8%	(0.1)%	(2.1)%
Total Gross Profit Mix	100.0%	100.0%
  Gross profit for the first quarter of fiscal 2021 increased 8.4% or $4.5 million, as compared to the same period last year. However, gross profit margin decreased to 18.8% for the first quarter of fiscal 2021, compared to 19.4% for the first quarter of fiscal 2020. The increase in gross profit was due to increased revenues. The decrease in gross profit margins was primarily due to lower equipment margins and a change in revenue mix. We recognized lower equipment margins on our used Agriculture equipment in the current quarter as we accelerated efforts to sell this inventory. Revenue mix decreased our overall gross margin in two ways. First, equipment revenues comprised a larger portion of overall revenues than did our higher margin parts and service business; and second, our total equipment sales mix was more weighted to Agriculture, which generally experiences lower equipment margins than equipment sold in our Construction and International segments.
Our company-wide absorption rate — which is calculated by dividing our gross profit from sales of parts, service and rental fleet by our operating expenses, less commission expense on equipment sales, plus interest expense on floorplan payables and rental fleet debt — increased to 73.2% for the first quarter of fiscal 2021 compared to 67.8% during the same period last year as the increase in gross profit from parts, service, and rental and other in the first quarter of fiscal 2021 more than offset the increase in operating expenses during the period.
Operating Expenses

	Three Months Ended April 30,		Increase/	Percent
	2020	2019	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$53,058	$52,555	$503	(1.0)%
Operating Expenses as a Percentage of Revenue	17.1%	18.9%	(1.8)%	9.5%
Our operating expenses in the first quarter of fiscal 2021 increased slightly, as compared to the first quarter of fiscal 2020. Operating expenses as a percentage of revenue decreased to 17.1% in the first quarter of fiscal 2021 from 18.9% in the first quarter of fiscal 2020. The decrease in operating expenses as a percentage of total revenue was due to the increase in total revenue in the first quarter of fiscal 2021, as compared to the first quarter of fiscal 2020, which positively affected our ability to leverage our fixed operating costs.

Impairment Charges

	Three Months Ended April 30,		Increase/	Percent
	2020	2019	(Decrease)	Change
	(dollars in thousands)
Impairment of Long-Lived Assets	$216	$135	$81	(60.0)%
        We recognized $0.2 million of impairment charges on certain long-lived assets in the first quarter of fiscal 2021 compared to $0.1 million in the first quarter of the prior year.
Other Income (Expense)

	Three Months Ended April 30,		Increase/	Percent
	2020	2019	(Decrease)	Change
	(dollars in thousands)
Interest income and other income (expense)	$130	$794	$(664)	(83.6)%
Floorplan interest expense	(1,152)	(877)	275	(31.4)%
Other interest expense	(966)	(1,642)	(676)	41.2%
Floorplan interest expense increased in the first quarter of fiscal 2021, as compared to the first quarter of fiscal 2020, primarily as a result of increased levels of interest-bearing inventory in the first quarter of fiscal 2021. The decrease in other interest expense in the first quarter of fiscal 2021, as compared to the first quarter of fiscal 2020, is primarily the result of our repayment in full of the outstanding balance of our senior convertible notes in May 2019. The decrease in interest income and other income (expense) was primarily due to foreign currency remeasurement losses in Ukraine, resulting from a devaluation of the Ukrainian hyrvnia in the first quarter of fiscal 2021. See the Non-GAAP Financial Measures section below for the impact of these costs on non-GAAP Diluted EPS.
Provision for Income Taxes

	Three Months Ended April 30,		Increase/	Percent
	2020	2019	(Decrease)	Change
	(dollars in thousands)
Provision for Income Taxes	$886	$(70)	$956	n/m
  Our effective tax rate was 28.1% for the first quarter of fiscal 2021 and 13.6% for the first quarter of fiscal 2020. Our effective tax rate differs from the domestic federal statutory tax rate due to the mix of domestic and foreign income or losses and the impact of the recognition of valuation allowances on our foreign deferred tax assets, including net operating losses.
Certain financial information for our Agriculture, Construction and International business segments is presented below. “Shared Resources” in the table below refers to the various unallocated income/(expense) items that we have retained at the general corporate level. Revenue between segments is immaterial.

	Three Months Ended April 30,		Increase/	Percent
	2020	2019	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$193,627	$153,775	$39,852	25.9%
Construction	60,114	70,743	(10,629)	(15.0)%
International	56,467	53,774	2,693	5.0%
Total	$310,208	$278,292	$31,916	11.5%

Income (Loss) Before Income Taxes
Agriculture	$6,162	$1,876	$4,286	n/m
Construction	(2,873)	(2,222)	(651)	(29.3)%
International	(280)	216	(496)	n/m
Segment income (loss) before income taxes	3,009	(130)	3,139	n/m
Shared Resources	139	(385)	524	n/m
Total	$3,148	$(515)	$3,663	n/m
Agriculture
Agriculture segment revenue for the first quarter of fiscal 2021 increased 25.9% compared to the first quarter of fiscal 2020. We experienced increases across our equipment, parts and service businesses. Equipment sales were supported by replacement demand, efforts to move used equipment, and delay of customer purchases from the fourth quarter of fiscal 2020 to the current quarter due to the late and difficult harvest conditions in parts of our footprint. Parts and service revenue continued to benefit from an aging customer fleet and challenging operating conditions for our customers. Same-store sales of our Agriculture segment increased 23.3% for the first quarter of fiscal 2021, as compared to the first quarter of fiscal 2020. Additionally, our revenues were favorably impacted by the third quarter fiscal 2020 acquisition of Uglem-Ness.
Agriculture segment income before income taxes was $6.2 million for the first quarter of fiscal 2021 compared to $1.9 million for the first quarter of fiscal 2020. The improvement in segment results were due to higher revenues, but were partially offset by increased operating expenses and floorplan interest expense.
Construction
Construction segment revenue for the first quarter of fiscal 2021 decreased 15.0% compared to the first quarter of fiscal 2020, due to a same-store sales decrease and the sale of the Albuquerque, New Mexico store in the fourth quarter of fiscal 2020. All sources of revenue — equipment, parts, service and rental — declined for the segment’s first quarter of 2021, as compared to the prior year’s first quarter. The overall lower same-store sales are a result of decreased customer sentiment, lower oil prices, and a general slowdown in the economy due to COVID-19.
Our Construction segment loss before income taxes was $2.9 million for the first quarter of fiscal 2021 compared to $2.2 million in the first quarter of fiscal 2020. The increase in segment loss was due to the overall lower revenues, but was partially offset by decreases in operating expenses, as compared to the first quarter of fiscal 2020. The dollar utilization — which is calculated by dividing the rental revenue earned on our rental fleet by the average gross carrying value of our rental fleet (comprised of original equipment costs plus additional capitalized costs) for that period — of our rental fleet decreased from 20.5% in the first quarter of fiscal 2020 to 18.9% in the first quarter of fiscal 2021.
International
        International segment revenue and same-store sales, for the first quarter of fiscal 2021 increased 5.0% compared to the first quarter of fiscal 2020. The increase in segment revenue occurred early in the quarter and decreased late in the quarter, due to COVID-19 restrictions and negative impact on customer sentiment.
Our International segment loss before income taxes was $0.3 million for the first quarter of fiscal 2021 compared to segment income of $0.2 million for the same period last year. Increased revenues were more than offset by foreign currency remeasurement losses, resulting from the devaluation of the Ukrainian hryvnia in the first quarter of fiscal 2021.

Shared Resources/Eliminations
We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate most of these net expenses to our segments. Since these allocations are set early in the year, and a portion is planned to be unallocated, unallocated balances may occur. Shared Resources income before income taxes was $0.1 million for the first quarter of fiscal 2021 compared to a loss before income taxes of $0.4 million for the same period last year.
Non-GAAP Financial Measures
        To supplement net income and diluted earnings per share ("Diluted EPS"), both GAAP measures, we present adjusted net income and adjusted Diluted EPS, both non-GAAP measures, which include adjustments for ERP transition costs, Ukraine remeasurement, and impairment charges. We believe that the presentation of adjusted net income and adjusted Diluted EPS is relevant and useful to our management and investors because it provides a measurement of earnings on activities that we consider to occur in the ordinary course of our business. Adjusted net income and adjusted Diluted EPS should be evaluated in addition to, and not considered a substitute for, or superior to, the most comparable GAAP measure. In addition, other companies may calculate these non-GAAP measures in a different manner, which may hinder comparability of our adjusted results with those of other companies.
        The following tables reconcile (i) net income, a GAAP measure, to adjusted net income and (ii) Diluted EPS, a GAAP measure, to adjusted Diluted EPS:

	Three Months Ended April 30,
	2020	2019
	(dollars in thousands, except per share data)
Adjusted Net Income
Net Income (Loss)	$2,262	$(445)
Adjustments
ERP transition costs	721	1,016
Impairment charges	216	135
Ukraine remeasurement	765	(12)
Total Pre-Tax Adjustments	1,702	1,139
Less: Tax Effect of Adjustments (1)	580	243
Total Adjustments	1,122	896
Adjusted Net Income	$3,384	$451

Adjusted Diluted EPS
Diluted EPS	$0.10	$(0.02)
Adjustments (2)
ERP transition costs	0.03	0.05
Impairment charges	0.01	—
Ukraine remeasurement	0.04	—
Total Pre-Tax Adjustments	0.08	0.05
Less: Tax Effect of Adjustments (1)	0.03	0.01
Total Adjustments	0.05	0.04
Adjusted Diluted EPS	$0.15	$0.02

(1) The tax effect of U.S. related adjustments was calculated using a 26% tax rate, determined based on a 21% federal statutory rate and a 5% blended state income tax rate. Included in the tax effect of the adjustments is the tax impact of foreign currency changes in Ukraine of $0.3 million for first quarter fiscal 2021.
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
Equipment Inventory and Floorplan Payable Credit Facilities
        As of April 30, 2020, the Company had floorplan payable lines of credit for equipment purchases totaling $762.0 million, which is primarily comprised of a $450.0 million credit facility with CNH Industrial, a $185.0 million floorplan payable line under the Bank Syndicate Credit Agreement, and a $60.0 million credit facility with DLL Finance.
        Our equipment inventory turnover decreased from 1.8 times for the four-quarter period ended April 30, 2019 to 1.6 times for the four-quarter period ended April 30, 2020. The increase in equipment sales volume over the four-quarter period ended April 30, 2020 as compared to the four-quarter period ended April 30, 2019 was offset by an increase in our average equipment inventory over these time periods. Our equity in equipment inventory, which reflects the portion of our equipment inventory balance that is not financed by floorplan payables, decreased to 24.5% as of April 30, 2020 from 27.9% as of January 31, 2020. The decrease in our equity in equipment inventory is primarily due to the stocking of new equipment inventories during the three months ended April 30, 2020 and the higher level of floorplan financing available on such inventories, and increased borrowing on our floorplan lines of credit.
Long-Term Debt
         During the third quarter of fiscal 2020, the Company reclassified the Wells Fargo working capital line of credit outstanding, which had a maturity date of October 28, 2020, from long-term debt to current maturities of long-term debt. During the first quarter of fiscal of 2021, the Company entered into an amended and restated 5-year credit agreement with the Bank Syndicate. Therefore, the working capital line of credit outstanding of $10 million was reclassified from current maturities of long-term debt to long-term debt.
Adequacy of Capital Resources
Our primary uses of cash have been to fund our operating activities, including the purchase of inventories and providing for other working capital needs, meeting our debt service requirements, making payments due under our various leasing arrangements, and funding capital expenditures, including rental fleet assets. Based on our current operational performance, we believe our cash flow from operations, available cash and available borrowing capacity under our existing credit facilities will adequately provide for our liquidity needs for, at a minimum, the next 12 months.
As of April 30, 2020, we were in compliance with the financial covenants under our CNH Industrial and DLL Finance credit agreements and we were not subject to the fixed charge coverage ratio covenant under the Bank Syndicate Credit Agreement as our adjusted excess availability plus eligible cash collateral (as defined therein) was not less than 15% of the lesser of (i) aggregate borrowing base and (ii) maximum credit amount as of April 30, 2020. While not expected to occur, if anticipated operating results were to create the likelihood of a future covenant violation, we would expect to work with our lenders on an appropriate modification or amendment to our financing arrangements.
Cash Flow
Cash Flow Provided by (Used for) Operating Activities
        Net cash used for operating activities was $5.4 million for the first three months of fiscal 2021, compared to net cash provided by operating activities of $2.9 million for the first three months of fiscal 2020. The change in net cash provided by (used for) operating activities is primarily the result of a reduction in liabilities for the first three months of fiscal 2021.
        We evaluate our cash flow from operating activities net of all floorplan activity and maintaining a constant level of equity in our equipment inventory. Taking these adjustments into account, our adjusted cash flow used for operating activities was $3.6 million for the first three months of fiscal 2021 compared to an adjusted cash flow used for operating activities of $37.4 million for the first three months of fiscal 2020. The adjusted cash flow used for operating activities decreased for the first three months of fiscal 2021, which is primarily the result of increased equipment inventory stocking during the previous fiscal year. See the Adjusted Cash Flow Reconciliation below for a reconciliation of adjusted cash flow used for operating activities to the GAAP measure of cash flow used for operating activities.
Cash Flow Used for Investing Activities
        Net cash used for investing activities was $5.1 million for the first three months of fiscal 2021, compared to $8.0 million for the first three months of fiscal 2020. The decrease in cash used for investing activities was the result of lower cash outflows for acquisitions and rental fleet purchases, as compared to the first quarter of fiscal 2020.
Cash Flow Provided by Financing Activities
Net cash provided by financing activities was $17.7 million for the first three months of fiscal 2021 compared to $11.8 million for the first three months of fiscal 2020. For both periods, net cash provided by financing activities was impacted by increased non-manufacturer floorplan payables associated with seasonal inventory stocking.
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
        Our equity in equipment inventory decreased to 24.5% as of April 30, 2020 from 27.9% as of January 31, 2020, and decreased to 23.6% as of April 30, 2019 from 34.4% as of January 31, 2019.
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

	Net Cash Provided by (Used for) Operating Activities		Net Cash Provided by (Used for) Financing Activities
	Three Months Ended April 30, 2020	Three Months Ended April 30, 2019	Three Months Ended April 30, 2020	Three Months Ended April 30, 2019
	(in thousands)		(in thousands)
Cash Flow, As Reported	$(5,442)	$2,852	$17,714	$11,775
Adjustment for Non-Manufacturer Floorplan	18,781	12,772	(18,781)	(12,772)
Adjustment for Constant Equity in Equipment Inventory	(16,907)	(52,996)	—	—
Adjusted Cash Flow	$(3,568)	$(37,372)	$(1,067)	$(997)
Certain Information Concerning Off-Balance Sheet Arrangements
As of April 30, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Forward-looking statements are contained in this Quarterly Report on Form 10-Q, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in our Annual Report on Form 10-K for the year ended

January 31, 2020, and in other materials filed or to be filed by the Company with the Securities and Exchange Commission (and included in oral statements or other written statements made or to be made by the Company).
Forward-looking statements are statements based on future expectations and specifically may include, among other things, statements relating to our expectations regarding exchange rate and interest rate impact on our business, the impact of farm income levels on customer demand for agricultural equipment and services, the impact of oil prices on market demand for equipment and services, the impact of the COVID-19 pandemic on our business, the general market conditions of the agricultural and construction industries, equipment inventory levels, discussion of the anticipated implementation date of our new ERP system, and our primary liquidity sources, and the adequacy of our capital resources. Any statements that are not based upon historical facts, including the outcome of events that have not yet occurred and our expectations for future performance, are forward-looking statements. The words “potential,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” “plan,” “anticipate,” and similar words and expressions are intended to identify forward-looking statements. Such statements are based upon the current beliefs and expectations of our management. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, the duration, scope and impact of the COVID-19 pandemic on the Company's operations and business, adverse market conditions in the agricultural and construction equipment industries, and those matters identified and discussed under the section titled “Risk Factors” in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q. Although we are not aware of any other factors, aside from those discussed in our Form 10-K, that we currently anticipate will cause our forward-looking statements to differ materially from our future actual results, or materially affect the Company’s financial condition or future results, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition and/or operating results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates.
Interest Rate Risk
Exposure to changes in interest rates results from borrowing activities used to fund operations. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. We have both fixed and floating rate financing. Some of our floating rate credit facilities contain minimum rates of interest to be charged. Based upon our interest-bearing balances and interest rates as of April 30, 2020, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $1.8 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $1.8 million. At April 30, 2020, we had floorplan payables of $378.3 million, of which approximately $176.4 million was variable-rate floorplan payable and $201.9 million was non-interest bearing. In addition, at April 30, 2020, we had total long-term debt, including finance lease obligations, of $58.8 million, of which $10.0 million was variable rate debt and $48.8 million was fixed rate debt.
Foreign Currency Exchange Rate Risk
        Our foreign currency exposures arise as the result of our foreign operations. We are exposed to transactional foreign currency exchange rate risk through our foreign entities’ holding assets and liabilities denominated in currencies other than their functional currency. In addition, the Company is exposed to foreign currency transaction risk as a result of certain intercompany financing transactions. The Company attempts to manage its transactional foreign currency exchange rate risk through the use of derivative financial instruments, primarily foreign exchange forward contracts, or through natural hedging instruments. Based upon balances and exchange rates as of April 30, 2020, holding other variables constant, we believe that a hypothetical 10% increase or decrease in all applicable foreign exchange rates would not have a material impact on our results of operations or cash flows. As of April 30, 2020, our Ukrainian subsidiary had $5.2 million of net monetary assets denominated in Ukrainian hryvnia ("UAH"). We have attempted to minimize our net monetary asset position in Ukraine through reducing overall asset levels in Ukraine and through borrowing in UAH which serves as a natural hedging instrument offsetting our net UAH denominated assets. At certain times, currency and payment controls imposed by the National Bank of Ukraine have limited our ability to manage our net monetary asset position.
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
ITEM 1A.             RISK FACTORS
In addition to the other information set forth in this Quarterly Report, including the important information in “Forward-Looking Statements,” you should carefully consider the “Risk Factors” discussed in our Form 10-K for the fiscal year ended January 31, 2020, as filed with the Securities and Exchange Commission. Those factors, if they were to occur, could cause our actual results to differ materially from those expressed in our forward-looking statements in this report, and may materially adversely affect our financial condition or future results.
We are supplementing the risk factors described under “Item 1A. Risk Factors” in our 2020 Annual Report on Form 10-K with the additional risk factor set forth below, which supplements, and to the extent inconsistent, supersedes such risk factors.
COVID-19 has disrupted, and may continue to disrupt, our business, which could adversely affect our financial performance.
The COVID-19 pandemic has adversely impacted the global economy and disrupted our business. Governmental authorities have taken severe countermeasures to slow the spread of COVID-19, including a number of shelter-in-place orders and large-scale restrictions on travel. While our stores are operational at this time and have been classified as “essential businesses,” the pandemic is a highly fluid and rapidly evolving situation and we cannot anticipate whether we may be forced to close any of our stores due to potential restrictions imposed by a governmental authority in one of the jurisdictions that we operate or due to a COVID-19 outbreak. In addition, some of the original equipment manufacturers that we represent have suspended manufacturing operations at certain plants, and some of these suspensions are currently ongoing. We cannot predict with any certainty when such plants will resume operations or whether they could be forced to suspend operations again at some point in the future due to COVID-19.

Although we believe that the COVID-19 pandemic will have a significant negative impact on our business, the magnitude of such impact cannot be predicted at this time due to numerous uncertainties, such as the impact of oil prices on the construction business, the duration of the pandemic and business closures, the effectiveness of actions taken to contain the spread of the disease and other unintended consequences. The impact of the pandemic may include changes in customer demand; our relationship with, and the financial and operational capacities of, original equipment manufacturers, captive finance companies and other suppliers; workforce availability; risks associated with our indebtedness (including available borrowing capacity, compliance with financial covenants and ability to refinance or repay indebtedness on favorable terms); the adequacy of our cash flow and earnings and other conditions which may affect our liquidity; and disruptions to our technology network and other critical systems, including our ERP Platform or other facilities or equipment.
ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.                DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.                MINE SAFETY DISCLOSURES
        Not applicable.
ITEM 5.                OTHER INFORMATION
        None.
ITEM 6.                EXHIBITS
Exhibits - See “Exhibit Index” on page immediately prior to signatures.

EXHIBIT INDEX
TITAN MACHINERY INC.
FORM 10-Q

No.	Description

10.1	Third Amended and Restated Credit Agreement, dated as of April 3, 2020, by and among Titan Machinery Inc., as Borrower, the financial institutions party thereto, as lenders, Bank of America, N.A. ("Bank of America"), as Administrative Agent, Bank of America, Wells Fargo Bank, N.A. ("Wells Fargo"), and Regions Bank ("Regions"), as Joint Lead Arrangers and Joint Book Runners, Wells Fargo and Regions as Joint Syndication Agents, and BBVA USA as Documentation Agent (corrected version from agreement that was filed April 6, 2020 on Form 8-K filed with the SEC).

10.2	Form of Titan Machinery Inc. Restricted Stock Agreement (for non-employee directors) under the 2014 Equity Incentive Plan, revised effective June 1, 2020.

10.3	Form of Titan Machinery Inc. Restricted Stock Agreement under the 2014 Equity Incentive Plan, revised effective June 1, 2020.

10.4	Form of Titan Machinery Inc. Restricted Stock Unit Agreement under the 2014 Equity Incentive Plan, used for purposes of granting awards to European employees, revised effective June 1, 2020.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended April 30, 2020, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	June 4, 2020
TITAN MACHINERY INC.

		By	/s/ Mark Kalvoda
Mark Kalvoda
Chief Financial Officer
(Principal Financial Officer)