Form 10-Q
period 2020-07-31
Titan Machinery Inc.
filed 2020-09-04
CIK 1409171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020
OR

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

As of August 31, 2020, 22,533,401 shares of Common Stock, $0.00001 par value, of the registrant were outstanding.

TITAN MACHINERY INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. — FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

TITAN MACHINERY INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)

	July 31, 2020	January 31, 2020
Assets
Current Assets
Cash	$44,484	$43,721
Receivables, net of allowance for expected credit losses	75,782	72,776
Inventories	570,680	597,394
Prepaid expenses and other	7,144	13,655
Total current assets	698,090	727,546
Noncurrent Assets
Property and equipment, net of accumulated depreciation	150,496	145,562
Operating lease assets	83,586	88,281
Deferred income taxes	3,337	2,147
Goodwill	2,818	2,327
Intangible assets, net of accumulated amortization	8,568	8,367
Other	1,130	1,113
Total noncurrent assets	249,935	247,797
Total Assets	$948,025	$975,343

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$20,734	$16,976
Floorplan payable	352,215	371,772
Current maturities of long-term debt	3,921	13,779
Current operating lease liabilities	12,158	12,259
Deferred revenue	22,716	40,968
Accrued expenses and other	38,122	38,409
Total current liabilities	449,866	494,163
Long-Term Liabilities
Long-term debt, less current maturities	48,665	37,789
Operating lease liabilities	83,341	88,387
Deferred income taxes	2,301	2,055
Other long-term liabilities	9,060	7,845
Total long-term liabilities	143,367	136,076
Commitments and Contingencies
Stockholders' Equity
Common stock, par value $.00001 per share, $45,000 shares authorized; $22,553 shares issued and outstanding at July 31, 2020; $22,335 shares issued and outstanding at January 31, 2020	—	—
Additional paid-in-capital	251,587	250,607
Retained earnings	106,175	97,717
Accumulated other comprehensive loss	(2,970)	(3,220)
Total stockholders' equity	354,792	345,104
Total Liabilities and Stockholders' Equity	$948,025	$975,343
 See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Revenue
Equipment	$202,654	$214,435	$421,159	$408,390
Parts	61,454	59,202	118,068	111,140
Service	27,986	26,832	53,586	49,662
Rental and other	11,371	14,512	20,860	24,079
Total Revenue	303,465	314,981	613,673	593,271
Cost of Revenue
Equipment	180,231	190,707	377,278	363,861
Parts	43,032	41,732	82,649	78,546
Service	9,665	8,737	18,010	16,219
Rental and other	7,849	9,778	14,636	16,719
Total Cost of Revenue	240,777	250,954	492,573	475,345
Gross Profit	62,688	64,027	121,100	117,926
Operating Expenses	53,079	54,855	106,137	107,410
Impairment of Long-Lived Assets	—	—	216	135
Income from Operations	9,609	9,172	14,747	10,381
Other Income (Expense)
Interest and other income	562	620	692	1,414
Floorplan interest expense	(901)	(1,399)	(2,054)	(2,276)
Other interest expense	(978)	(966)	(1,944)	(2,607)
Income Before Income Taxes	8,292	7,427	11,441	6,912
Provision for Income Taxes	1,892	1,916	2,779	1,846
Net Income	$6,400	$5,511	$8,662	$5,066

Earnings per Share:
Basic	$0.28	$0.25	$0.39	$0.23
Diluted	$0.28	$0.25	$0.39	$0.23

Weighted Average Common Shares:
Basic	22,118	21,960	22,068	21,917
Diluted	22,119	21,964	22,068	21,922

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Net Income	$6,400	$5,511	$8,662	$5,066
Other Comprehensive Income
Foreign currency translation adjustments	778	1,012	250	241
Comprehensive Income	$7,178	$6,523	$8,912	$5,307

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares Outstanding	Amount
BALANCE, January 31, 2019	22,218	$—	$248,423	$89,228	$(2,340)	$335,311
Cumulative-effect adjustment of adopting ASC 842, Leases	—	—	—	(5,464)	—	(5,464)
Common stock issued on grant of restricted stock and exercise of stock options, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	(34)	—	(492)	—	—	(492)
Stock-based compensation expense	—	—	603	—	—	603
Net loss	—	—	—	(445)	—	(445)
Other comprehensive loss	—	—	—	—	(771)	(771)
BALANCE, April 30, 2019	22,184	$—	$248,534	$83,319	$(3,111)	$328,742
Cumulative-effect adjustment of adopting ASC 842, Leases	—	—	—	—	—	—
Common stock issued on grant of restricted stock and exercise of stock options, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	170	—	—	—	—	—
Stock-based compensation expense	—	—	694	—	—	694
Net Income	—	—	—	5,511	—	5,511
Other comprehensive Income	—	—	—	—	1,012	1,012
BALANCE, July 31, 2019	22,354	—	249,228	88,830	(2,099)	335,959

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares Outstanding	Amount
BALANCE, January 31, 2020	22,335	$—	$250,607	$97,717	$(3,220)	$345,104
Cumulative-effect adjustment of adopting ASC 326, Credit Loss	—	—	—	(204)	—	(204)
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	(21)	—	(201)	—	—	(201)
Stock-based compensation expense	—	—	645	—	—	645
Net income	—	—	—	2,262	—	2,262
Other comprehensive loss	—	—	—	—	(528)	(528)
BALANCE, April 30, 2020	22,314	$—	$251,051	$99,775	$(3,748)	$347,078
Cumulative-effect adjustment of adopting ASC 326, Credit Loss	—	—	—	—	—	—
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	239	—	—	—	—	—
Stock-based compensation expense	—	—	536	—	—	536
Net income	—	—	—	6,400	—	6,400
Other comprehensive income	—	—	—	—	778	778
BALANCE, July 31, 2020	22,553	—	251,587	106,175	(2,970)	354,792

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended July 31,
	2020	2019
Operating Activities
Net income	$8,662	$5,066
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation and amortization	11,286	13,264
Impairment	216	135
Deferred income taxes	(944)	(251)
Stock-based compensation expense	1,181	1,297
Noncash interest expense	75	407
Noncash lease expense	5,717	6,198
Other, net	(368)	(8)
Changes in assets and liabilities
Receivables, prepaid expenses and other assets	3,347	(2,149)
Inventories	31,885	(140,149)
Manufacturer floorplan payable	(26,726)	128,635
Accounts payable, deferred revenue, accrued expenses and other and other long-term liabilities	(15,140)	(12,362)
Operating lease liabilities	(6,156)	(6,386)
Net Cash Provided by (Used for) Operating Activities	13,035	(6,303)
Investing Activities
Rental fleet purchases	(6,001)	(9,249)
Property and equipment purchases (excluding rental fleet)	(4,472)	(3,101)
Proceeds from sale of property and equipment	489	670
Acquisition consideration, net of cash acquired	(6,790)	(2,972)
Other, net	(20)	14
Net Cash Used for Investing Activities	(16,794)	(14,638)
Financing Activities
Net change in non-manufacturer floorplan payable	7,229	49,937
Principal payments on senior convertible notes	—	(45,644)
Proceeds from long-term debt borrowings	1,112	11,786
Principal payments on long-term debt and finance leases	(2,952)	(1,940)
Payment of debt issuance costs	(670)	—
Other, net	(200)	(492)
Net Cash Provided by Financing Activities	4,519	13,647
Effect of Exchange Rate Changes on Cash	3	66
Net Change in Cash	763	(7,228)
Cash at Beginning of Period	43,721	56,745
Cash at End of Period	$44,484	$49,517
Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period
Income taxes, net of refunds	$(228)	$3,064
Interest	$4,103	$4,705
Supplemental Disclosures of Noncash Investing and Financing Activities
Net property and equipment financed with long-term debt, finance leases, accounts payable and accrued liabilities	$4,645	$6,133
Net transfer of assets from (to) property and equipment to (from) inventories	$319	$(2,995)

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The quarterly operating results for Titan Machinery Inc. (the “Company”) are subject to fluctuation due to varying weather patterns, which may impact the timing and amount of equipment purchases, rentals, and after-sales parts and service purchases by the Company’s Agriculture, Construction and International customers. Therefore, operating results for the six-month period ended July 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2021. The information contained in the consolidated balance sheet as of January 31, 2020 was derived from the audited consolidated financial statements for the Company for the fiscal year then ended. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2020 as filed with the SEC.
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
Even though we are considered an essential business, in response to the COVID-19 pandemic, the Company closed its U.S. stores to the public on March 23, 2020 but continued operations through social distancing means in all areas: equipment, parts, service and rental. Beginning May 4, 2020, we began fully reopening our stores to the public, following pandemic safety protocols applicable to the locations. Additionally, our International stores have also been following pandemic safety protocols applicable to each location. By June 2020, all of our stores were open to the public but still maintain pandemic safety protocols.
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

Recently Adopted Accounting Guidance
        In June 2016, the Financial Accounting Standards Board ("FASB") issued a new standard, codified in ASC 326, that modifies how entities measure credit losses on most financial instruments. The new standard replaced the "incurred loss" model with an "expected credit loss" model that requires consideration of a broader range of information to estimate expected credit losses over the lifetime of the asset. The guidance impacts the Company on its accounts receivable portfolio but specifically excluded receivables from operating lease arrangements and, therefore, the Company’s receivables from rental contracts were not impacted. The guidance also requires new disclosures to allow the users of the financial statements to understand the credit risk inherent in a portfolio and how management monitors the credit quality of the portfolio, management’s estimate of expected credit losses, and changes in the estimate of expected credit losses that have taken place during the reporting period.
The Company adopted the new guidance on February 1, 2020 using a modified retrospective approach and recognized an immaterial cumulative-effect adjustment to retained earnings as of the effective date. The Company identified and updated existing internal controls and procedures to ensure compliance with the new guidance, but such modifications were not deemed to be material to the Company's overall system of internal control. While the adoption of this standard did not have a material impact on the Company's consolidated financial statements, it required changes to the Company's process of estimating expected credit losses on trade receivables. See footnote 4 for further discussion of our accounts receivables.
In February 2018, the FASB issued guidance on the accounting for implementation costs incurred in a cloud computing arrangement that is a service contract, codified in ASC 350-40. This guidance aligns the accounting for costs incurred to implement a cloud computing arrangement that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. This standard was adopted on February 1, 2020 and was applied using the prospective transition approach. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.
Accounting Guidance Not Yet Adopted
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

NOTE 2 - EARNINGS PER SHARE
The following table sets forth the calculation of basic and diluted EPS:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
	(in thousands, except per share data)
Numerator:
Net income	$6,400	$5,511	$8,662	$5,066
Allocation to participating securities	(101)	(82)	(129)	(76)
Net income attributable to Titan Machinery Inc. common stockholders	$6,299	$5,429	$8,533	$4,990
Denominator:
Basic weighted-average common shares outstanding	22,118	21,960	22,068	21,917
Plus: incremental shares from vesting of restricted stock units	1	4	—	5
Diluted weighted-average common shares outstanding	22,119	21,964	22,068	21,922

Earnings Per Share:
Basic	$0.28	$0.25	$0.39	$0.23
Diluted	$0.28	$0.25	$0.39	$0.23

Anti-dilutive shares excluded from diluted weighted-average common shares outstanding:
Restricted stock units	—	—	18	—

NOTE 3 - REVENUE
        Revenues are recognized when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration we expect to collect in exchange for those goods or services. Sales, value added and other taxes collected from our customers concurrent with our revenue activities are excluded from revenue.
        The following tables present our revenue disaggregated by revenue source and segment:

	Three Months Ended July 31, 2020				Three Months Ended July 31, 2019
	Agriculture	Construction	International	Total	Agriculture	Construction	International	Total
	(in thousands)				(in thousands)
Equipment	$110,601	$48,478	$43,575	$202,654	$111,212	$51,396	$51,827	$214,435
Parts	37,470	13,016	10,968	61,454	35,054	13,066	11,082	59,202
Service	19,429	6,806	1,751	27,986	18,000	6,968	1,864	26,832
Other	829	725	119	1,673	793	820	130	1,743
Revenue from contracts with customers	168,329	69,025	56,413	293,767	165,059	72,250	64,903	302,212
Rental	743	8,694	261	9,698	633	11,789	347	12,769
Total revenues	$169,072	$77,719	$56,674	$303,465	$165,692	$84,039	$65,250	$314,981

	Six Months Ended July 31, 2020				Six Months Ended July 31, 2019
	Agriculture	Construction	International	Total	Agriculture	Construction	International	Total
	(in thousands)				(in thousands)
Equipment	$250,349	$82,732	$88,078	$421,159	$219,075	$94,442	$94,873	$408,390
Parts	72,550	24,476	21,042	118,068	65,029	25,770	20,341	111,140
Service	37,150	13,017	3,419	53,586	32,984	13,489	3,189	49,662
Other	1,562	1,243	223	3,028	1,412	1,413	152	2,977
Revenue from contracts with customers	361,611	121,468	112,762	595,841	318,500	135,114	118,555	572,169
Rental	1,089	16,365	378	17,832	964	19,668	470	21,102
Total revenues	$362,700	$137,833	$113,140	$613,673	$319,464	$154,782	$119,025	$593,271

Unbilled Receivables and Deferred Revenue
        Unbilled receivables amounted to $17.3 million and $13.9 million as of July 31, 2020 and January 31, 2020. The increase in unbilled receivables is primarily the result of a seasonal increase in the volume of our service transactions in which we recognize revenue as our work is performed and prior to customer invoicing.
        Deferred revenue from contracts with customers amounted to $21.7 million and $39.5 million as of July 31, 2020 and January 31, 2020. Our deferred revenue most often increases in the fourth quarter of each fiscal year due to a higher level of customer down payments or prepayments and longer time periods between customer payment and delivery of the equipment asset, and the related recognition of equipment revenue, prior to its seasonal use. During the six months ended July 31, 2020 and 2019, the Company recognized $37.0 million and $41.2 million, respectively, of revenue that was included in the deferred revenue balance as of January 31, 2020 and January 31, 2019, respectively. No material amount of revenue was recognized during the three months ended July 31, 2020 and 2019 from performance obligations satisfied in previous periods.
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

	July 31, 2020	January 31, 2020
	(in thousands)
Trade and unbilled receivables from contracts with customers
Trade receivables due from customers	$35,691	$36,400
Unbilled receivables	17,280	13,944
Less allowance for expected credit loss	3,293	2,943
	49,678	47,401

Trade receivables due from finance companies	11,813	12,352

Trade and unbilled receivables from rental contracts
Trade receivables	5,578	7,381
Unbilled receivables	875	861
Less allowance for expected credit loss	1,979	2,180
	4,474	6,062
Other receivables
Due from manufacturers	8,819	5,763
Other	998	1,198
	9,817	6,961
Receivables, net of allowance for expected credit losses	$75,782	$72,776

Following is a summary of allowance for credit losses on trade and unbilled accounts receivable:

	Agriculture	Construction	International	Total
Balance at February 1, 2020	$181	$1,016	$1,746	$2,943
Current Expected Credit Loss Provision	14	113	226	353
Write-offs Charged Against Allowance	5	71	133	209
Credit Loss Recoveries Collected	40	4	6	50
F/X Impact	—	—	(29)	(29)
Balance at April 30, 2020	230	1,062	1,816	3,108
Current Expected Credit Loss Provision	16	95	265	376
Write-offs Charged Against Allowance	47	78	98	223
Credit Loss Recoveries Collected	9	—	—	9
F/X Impact	—	—	23	23
Balance at July 31, 2020	$208	$1,079	$2,006	$3,293
The following table presents impairment losses on receivables arising from sales contracts with customers and receivables arising from rental contracts:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
	(in thousands)
Impairment losses on:
Receivables from sales contracts	$377	$658	$520	$986
Receivables from rental contracts	13	414	151	497
	$390	$1,072	$671	$1,483

NOTE 5 - INVENTORIES

	July 31, 2020	January 31, 2020
	(in thousands)
New equipment	$334,457	$358,339
Used equipment	148,239	157,535
Parts and attachments	86,301	79,813
Work in process	1,683	1,707
	$570,680	$597,394

NOTE 6 - PROPERTY AND EQUIPMENT

	July 31, 2020	January 31, 2020
	(in thousands)
Rental fleet equipment	$101,856	$104,133
Machinery and equipment	23,346	22,682
Vehicles	53,048	51,850
Furniture and fixtures	42,468	41,720
Land, buildings, and leasehold improvements	76,861	70,408
	297,579	290,793
Less accumulated depreciation	147,083	145,231
	$150,496	$145,562
        The Company reviews its long-lived assets for potential impairment whenever events or circumstances indicate that the carrying value of the long-lived asset (or asset group) may not be recoverable. During the three months ended July 31, 2020, the Company determined that a current period operating loss combined with historical losses of a certain store location indicated that the long-lived asset group of a store location may not be recoverable. The Company performed an impairment assessment of this asset group and as a result determined an impairment charge was not needed for the three months ended July 31, 2020. For the six months ended July 31, 2020, the Company recognized total impairment charges of $0.2 million within its Construction segment. For the three and six months ended July 31, 2019, the Company recognized an impairment charge of $0.1 million within its Construction segment.
        In March 2019, the Company completed an assessment of its Enterprise Resource Planning ("ERP") application and concluded that the Company would begin the process to prepare for conversion to a new ERP application. The Company integrated one pilot store on the new ERP system in the second quarter of the current fiscal year and expects all domestic stores to be on the new ERP application in the first half of the fiscal year ending January 31, 2022. We have prospectively adjusted the useful life of our current ERP application such that it will be fully amortized upon its estimated replacement date. The net book value of the current ERP asset of $1.3 million as of July 31, 2020 will be amortized on a straight-line basis over the estimated remaining period of use.
NOTE 7 - FLOORPLAN PAYABLE/LINES OF CREDIT
        On April 3, 2020, the Company entered into a Third Amended and Restated Credit Agreement (the "Bank Syndicate Agreement") with a group of banks, that amended and restated the Company's prior $200.0 million credit facility, dated October 28, 2015. The Bank Syndicate Agreement provides for a secured credit facility in an amount up to $250.0 million, consisting of a $185.0 million floorplan facility (the "Floorplan Loan") and a $65.0 million operating line (the "Revolver Loan"), and changed the interest rates as compared to the prior credit facility, amongst other things. The amounts available under the Bank Syndicate Agreement are subject to base calculations and reduced by outstanding standby letters of credit and certain reserves. The Bank Syndicate Agreement has a variable interest rate on outstanding balances, has a 0.25% non-usage fee on the average monthly unused amount (replacing the previous non-usage fee of 0.25% to 0.375%), and requires monthly payments of accrued interest. The Company elects at the time of any advance to choose a Base Rate Loan or a LIBOR Rate Loan. The LIBOR Rate is based upon one month, two month, or three month LIBOR, as chosen by the Company, but in no event shall the LIBOR Rate be less than 0.50%. The Base Rate is the greater of (a) the prime rate of interest announced, from time to time, by Bank of America; (b) the Federal Funds Rate plus 0.5%, or (c) one month LIBOR plus 1%, but in no event shall the Base Rate be less than zero. The applicable margin rate is determined based on excess availability under the Bank Syndicate Agreement and ranges from 0.5% to 1.0% for Base Rate Loans and 1.5% to 2.0% for LIBOR Rate Loans. The new applicable margins under the Bank Syndicate Agreement are up to 0.5% less than the existing margins under the prior credit facility.
The Bank Syndicate Agreement does not obligate the Company to maintain financial covenants, except in the event that excess availability (each as defined in the Bank Syndicate Agreement) is less than 15% of the lower of the borrowing base or the size of the maximum credit line, at which point the Company is required to maintain a fixed charge coverage ratio of at least 1.10:1.00. The Bank Syndicate Agreement includes various restrictions on the Company and its subsidiaries’ activities, including, under certain conditions, limitations on the Company’s ability to make certain cash payments including cash dividends and stock repurchases, issuance of equity instruments, acquisitions and divestitures, and entering into new indebtedness transactions. The Bank Syndicate Agreement matures on April 3, 2025.
The Floorplan Loan under the Bank Syndicate Agreement e is used to finance equipment inventory purchases. Amounts outstanding are recorded as floorplan payable, within current liabilities on the consolidated balance sheets, as the Company intends to repay amounts borrowed within one year.
The Revolver Loan under the Bank Syndicate Agreement is used to finance rental fleet equipment and for general working capital requirements of the Company. Amounts outstanding are recorded as long-term debt, within long-term liabilities on the consolidated balance sheets, as the Company does not have the intention or obligation to repay amounts borrowed within one year.
As of July 31, 2020, the Company had floorplan lines of credit totaling $763.0 million, which is primarily comprised of three significant floorplan lines of credit: (i) a $450.0 million credit facility with CNH Industrial, (ii) a $185.0 million line of credit under the Bank Syndicate Agreement, and (iii) a $60.0 million credit facility with DLL Finance LLC.
As of July 31, 2020 and January 31, 2020, the Company's outstanding balances of floorplan lines of credit consisted of the following:

	July 31, 2020	January 31, 2020
	(in thousands)
CNH Industrial	$151,790	$187,690
Bank Syndicate Agreement Floorplan Loan	98,400	—
Wells Fargo Floorplan Payable Line	—	82,700
DLL Finance	25,064	30,657
Other outstanding balances with manufacturers and non-manufacturers	76,961	70,725
	$352,215	$371,772
        As of July 31, 2020, the interest-bearing U.S. floorplan payables carried various interest rates ranging primarily from 2.00% to 3.31%, compared to a range of 4.05% to 4.81% as of January 31, 2020. As of July 31, 2020, foreign floorplan payables carried various interest rates primarily ranging from 1.34% to 6.15%, compared to a range of 0.86% to 7.66% as of January 31, 2020. As of July 31, 2020 and January 31, 2020, $185.0 million and $205.2 million, respectively, of outstanding floorplan payables were non-interest bearing. As of July 31, 2020, the Company had a compensating balance arrangement under one of its foreign floorplan credit facilities, which requires a minimum cash deposit to be maintained with the lender in the amount of $5.0 million for the term of the credit facility.
NOTE 8 - DEFERRED REVENUE

	July 31, 2020	January 31, 2020
	(in thousands)
Deferred revenue from contracts with customers	$21,686	$39,512
Deferred revenue from rental and other contracts	1,030	1,456
	$22,716	$40,968

NOTE 9 - SENIOR CONVERTIBLE NOTES
        The Company's senior convertible notes matured, and the outstanding principal balance of $45.6 million was repaid in full, on May 1, 2019, as such there was no interest expense for the three months ended July 31, 2019.
The Company recognized interest expense associated with its senior convertible notes as follows:

	Six Months Ended July 31,
	2020	2019
	(in thousands)
Cash Interest Expense
Coupon interest expense	$—	$421
Noncash Interest Expense
Amortization of debt discount	—	350
Amortization of transaction costs	—	45
	$—	$816

NOTE 10 - LONG TERM DEBT
        The following is a summary of long-term debt as of July 31, 2020 and January 31, 2020:

	July 31, 2020	January 31, 2020
	(in thousands)
Sale-leaseback financing obligations, interest rates ranging from 3.4% to 10.3% with various maturity dates through December 2030	$17,153	$17,781
Bank Syndicate Agreement - Working Capital Line, interest accrues at a variable rate on outstanding balances, requires monthly payments of accrued interest, matures April 2025	10,000	10,000
Real estate mortgage bearing interest at 5.11%, payable in annual installments of $0.3 million, maturing on May 15, 2039, secured by real estate assets	6,485	6,827
Equipment financing loan, payable in monthly installments over a 72-month term for each funded tranche, interest rates ranging from 1.7% to 3.89%, secured by vehicle assets	7,446	7,468
Real estate mortgage bearing interest at 4.62%, payable in monthly installments of $0.04 million with a final payment at maturity of $3.4 million, maturing on June 10, 2024, secured by real estate assets	4,315	4,416
Real estate mortgage interest accrues at a variable rate of 2.5% plus 1-month LIBOR, requires monthly payments of accrued interest, final payment at maturity of $2.0 million, maturing on February 28, 2027, secured by real estate assets	1,964	—
Real estate mortgage bearing interest at 4.4%, payable in monthly installments of $0.01 million with a final payment at maturity of $1.0 million, maturing on January 1, 2027, secured by real estate assets	1,458	1,489
Equipment financing loan, payable in monthly installments over a 72-month term, bearing interest at 3.94%, secured by vehicle assets	1,025	—
Real estate mortgage bearing interest at 2.09%, payable in monthly installments, maturing on June 30, 2026, secured by real estate assets	2,339	2,520
Other long-term debt primarily bearing interest at three-month EURIBOR plus 2.6%, payable in quarterly installments, maturing on January 31, 2021	401	1,067
	52,586	51,568
Less current maturities	(3,921)	(13,779)
	$48,665	$37,789

NOTE 11 - DERIVATIVE INSTRUMENTS
The Company holds derivative instruments for the purpose of minimizing exposure to fluctuations in foreign currency exchange rates to which the Company is exposed in the normal course of its operations.
        The Company uses foreign currency forward contracts to hedge the effects of fluctuations in exchange rates on outstanding intercompany loans. The Company does not formally designate and document such derivative instruments as hedging instruments; however, the instruments are an effective economic hedge of the underlying foreign currency exposure. Both the gain or loss on the derivative instrument and the offsetting gain or loss on the underlying intercompany loan are recognized in earnings immediately, thereby eliminating or reducing the impact of foreign currency exchange rate fluctuations on net income. The Company's foreign currency forward contracts generally have three-month maturities, maturing on the last day of each fiscal quarter. No foreign currency contracts were outstanding as of January 31, 2020. The notional value of outstanding foreign currency contracts as of July 31, 2020 was $11.0 million.
        As of July 31, 2020, the fair value of the Company's outstanding derivative instruments was not material. Derivative instruments recognized as assets are recorded in prepaid expenses and other in the consolidated balance sheets, and derivative instruments recognized as liabilities are recorded in accrued expenses and other in the consolidated balance sheets.
        The following table sets forth the gains and losses recognized in income from the Company’s derivative instruments for the three and six months ended July 31, 2020 and 2019. Gains and losses are recognized in interest income and other income (expense) in the consolidated statements of operations:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
	(in thousands)
Foreign currency contract gain	$202	$166	$189	$368

NOTE 12 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
        The following is a summary of the changes in accumulated other comprehensive income (loss), by component, for the periods ended July 31, 2020 and July 31, 2019:

	Foreign Currency Translation Adjustment	Net Investment Hedging Gain	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, January 31, 2020	$(5,931)	$2,711	$(3,220)
Other comprehensive loss	(528)	—	(528)
Balance, April 30, 2020	(6,459)	2,711	(3,748)
Other comprehensive income	778	—	778
Balance, July 31, 2020	$(5,681)	$2,711	$(2,970)

	Foreign Currency Translation Adjustment	Net Investment Hedging Gain	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, January 31, 2019	$(5,051)	$2,711	$(2,340)
Other comprehensive loss	(771)	—	(771)
Balance, April 30, 2019	(5,822)	2,711	(3,111)
Other comprehensive income	1,012	—	1,012
Balance, July 31, 2019	$(4,810)	$2,711	$(2,099)

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
        The components of lease expense were as follows:

		Three Months Ended July 31,		Six Months Ended July 31,
	Classification	2020	2019	2020	2019
		(in thousands)		(in thousands)
Finance lease cost:
Amortization of leased assets	Operating expenses	$389	$331	$781	$707
Interest on lease liabilities	Other interest expense	117	139	242	278
Operating lease cost	Operating expenses & rental and other cost of revenue	4,325	4,725	8,788	9,541
Short-term lease cost	Operating expenses	110	80	190	160
Variable lease cost	Operating expenses	735	715	1,370	1,335
Sublease income	Interest income and other income (expense)	(131)	(154)	(283)	(321)
		$5,545	$5,836	$11,088	$11,700

        Right-of-use lease assets and lease liabilities consist of the following:

	Classification	July 31, 2020	January 31, 2020
		(in thousands)
Assets
Operating lease assets	Operating lease assets	$83,586	$88,281
Finance lease assets(a)	Property and equipment, net of accumulated depreciation	8,027	6,297
Total leased assets		$91,613	$94,578
Liabilities
Current
Operating	Current operating lease liabilities	$12,158	$12,259
Finance	Accrued expenses and other	4,038	1,708
Noncurrent
Operating	Operating lease liabilities	83,341	88,387
Finance	Other long-term liabilities	3,398	4,103
Total lease liabilities		$102,935	$106,457

(a)Finance lease assets are recorded net of accumulated amortization of $2.2 million as of July 31, 2020 and $1.5 million as of January 31, 2020.
        Maturities of lease liabilities as of July 31, 2020 are as follows:

	Operating	Finance
	Leases	Leases	Total
Fiscal Year Ended January 31,	(in thousands)
2021 (remainder)	$8,852	$3,404	$12,256
2022	17,004	1,873	18,877
2023	16,028	1,226	17,254
2024	15,097	493	15,590
2025	13,961	402	14,363
2026	13,804	311	14,115
Thereafter	34,698	1,084	35,782
Total lease payments	119,444	8,793	128,237
Less: Interest	23,945	1,357	25,302
Present value of lease liabilities	$95,499	$7,436	$102,935
        The weighted-average lease term and discount rate as of July 31, 2020 are as follows:

July 31, 2020
Weighted-average remaining lease term (years):
Operating leases	7.6
Financing leases	5.1
Weighted-average discount rate:
Operating leases	6.1%
Financing leases	9.7%

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
        Revenue generated from leasing activities is disclosed, by segment, in Note 3. The following is the balance of our dedicated rental fleet assets of our Construction segment as of July 31, 2020 and January 31, 2020:

	July 31, 2020	January 31, 2020
	(in thousands)
Rental fleet equipment	$101,856	$104,133
Less accumulated depreciation	38,123	42,076
	$63,733	$62,057

NOTE 14 - FAIR VALUE MEASUREMENTS
As of July 31, 2020 and January 31, 2020, the fair value of the Company's foreign currency contracts, which are either assets or liabilities measured at fair value on a recurring basis, was not material. These foreign currency contracts were valued using a discounted cash flow analysis, which is an income approach, utilizing readily observable market data as inputs, which is classified as a Level 2 fair value measurement.
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
The Company also has financial instruments that are not recorded at fair value in the consolidated balance sheets, including cash, receivables, payables and long-term debt. The carrying amounts of these financial instruments approximated their fair values as of July 31, 2020 and January 31, 2020. Fair value of these financial instruments was estimated based on Level 2 fair value inputs.
NOTE 15 - INCOME TAXES
        Our effective tax rate was 22.8% and 25.8% for the three months ended July 31, 2020 and July 31, 2019 and was 24.3% and 26.7% for the six months ended July 31, 2020 and July 31, 2019. Our effective tax rate differs from the domestic federal statutory tax rate due to the impact of state taxes, the mix of domestic and foreign income or losses, the impact of the recognition of valuation allowance on our foreign deferred tax assets, including net operating losses, the impact of foreign currency fluctuations on our Ukrainian business and discrete events that take place throughout the year, primarily the tax impact of share based payments

NOTE 16 - BUSINESS COMBINATIONS
Fiscal 2021
On May 4, 2020, the Company acquired certain assets of HorizonWest Inc. This acquired CaseIH agriculture dealership complex consisted of three agriculture equipment stores in Scottsbluff and Sidney, Nebraska and Torrington, Wyoming, which expands the Company's agriculture presence in Nebraska and into Wyoming. The total consideration transferred for the acquired business was $6.8 million paid in cash.
In connection with the acquisition, the Company acquired from CNH Industrial and certain other manufacturers equipment and parts inventory previously owned by HorizonWest Inc. Upon acquiring such inventories, the Company was offered floorplan financing by the manufacturer. In total, the Company acquired inventory and recognized a corresponding financing liability of $2.7 million. The recognition of these inventories and the associated financing liabilities are not included as part of the accounting for the business combination.
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
        On October 1, 2019, the Company acquired certain assets of Uglem-Ness Co. The acquired business consists of one Case IH agriculture equipment store in Northwood, North Dakota. The service area is contiguous to the Company's existing locations in Grand Forks and Casselton, North Dakota and Ada, Minnesota. The total consideration transferred for the acquired business was $10.9 million paid in cash, including the real estate. The real estate was acquired in January 2020 for $2.1 million.
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
Purchase Price Allocation
Each of the above acquisitions has been accounted for under the acquisition method of accounting, which requires the Company to estimate the acquisition date fair value of the assets acquired and liabilities assumed. The accounting for all business combinations was complete as of July 31, 2020.
The following table presents the aggregate purchase price allocations for all acquisitions completed during the six months ended July 31, 2020 and twelve months ended January 31, 2020:

	July 31, 2020	January 31, 2020
	(in thousands)
Assets acquired:
Cash	$1	$—
Receivables	—	440
Inventories	4,260	6,466
Prepaid expenses and other	48	—
Property and equipment	1,752	3,810
Operating lease assets	2,006	—
Intangible assets	245	1,973
Goodwill	484	1,198
	8,796	13,887

Liabilities assumed:
Current operating lease liabilities	159	—
Operating lease liabilities	1,847	—
	2,006	—
Net assets acquired	$6,790	$13,887

Goodwill recognized by segment:
Agriculture	$484	$699
Construction	—	—
International	—	499
Goodwill expected to be deductible for tax purposes	$484	$1,198
        The recognition of goodwill in the above business combinations arose from the acquisition of an assembled workforce and anticipated synergies expected to be realized. For the business combinations occurring during the twelve months ended January 31, 2020, the Company recognized a customer relationship intangible asset of $0.2 million, a non-competition intangible asset of $0.1 million, and a distribution rights intangible asset of $1.6 million. For the business combinations occurring during the six months ended July 31, 2020, the Company recognized a non-competition intangible asset of $0.1 million, and a distribution rights intangible asset of $0.2 million. The customer relationship and non-competition assets will be amortized over periods ranging from three to five years. The distribution rights assets are indefinite-lived intangible assets not subject to amortization. The Company estimated the fair value of the intangible assets using a multi-period excess earnings model, which is an income approach. Acquisition related costs were not material for the six months ended July 31, 2020 and twelve months ended January 31, 2020, and have been expensed as incurred and recognized as operating expenses in the consolidated statements of operations.
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
Certain financial information for each of the Company’s business segments is set forth below.

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Revenue
Agriculture	$169,072	$165,692	$362,700	$319,464
Construction	77,719	84,039	137,833	154,782
International	56,674	65,250	113,140	119,025
Total	$303,465	$314,981	$613,673	$593,271

Income (Loss) Before Income Taxes
Agriculture	$6,752	$6,177	$12,914	$8,053
Construction	1,375	1,334	(1,498)	(888)
International	(432)	505	(711)	722
Segment income before income taxes	7,695	8,016	10,705	7,887
Shared Resources	597	(589)	736	(975)
Total	$8,292	$7,427	$11,441	$6,912

	July 31, 2020	January 31, 2020
	(in thousands)
Total Assets
Agriculture	$436,826	$444,942
Construction	248,390	275,645
International	201,031	191,513
Segment assets	886,247	912,100
Shared Resources	61,778	63,243
Total	$948,025	$975,343

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
Demand for agricultural equipment and, to a lesser extent, parts and service support, are impacted by agricultural commodity prices and net farm income. Based on February 2020 U.S. Department of Agriculture publications, the estimate of net farm income for calendar year 2019 indicated an approximate 11.0% increase as compared to calendar year 2018, and an approximate 3.3% increase in net farm income for calendar year 2020, as compared to calendar year 2019.
For the second quarter of fiscal 2021, our net income was $6.4 million, or $0.28 per diluted share, compared to a fiscal 2020 second quarter net income of $5.5 million, or $0.25 per diluted share. Our adjusted diluted earnings per share was $0.29 for the second quarter of fiscal 2021, compared to $0.31 for the second quarter of fiscal 2020. See the Non-GAAP Financial Measures section below for a reconciliation of adjusted diluted earnings per share to diluted earnings per share, the most comparable GAAP financial measure. Significant factors impacting the quarterly comparisons were:
•Revenue in the second quarter of fiscal 2021 was 3.7% lower than the second quarter of fiscal 2020. Increased revenue from parts and service was more than offset by lower equipment and rental and other revenue. Total same store sales were down 5.8% compared to the prior year second quarter as the Northwood (ND) location was acquired in the third quarter of fiscal 2020 and the Scottsbluff (NE), Sidney (NE) and Torrington (WY) locations were acquired in the second quarter of fiscal 2021.
•Operating expenses decreased 3.2% compared to the second quarter of fiscal 2020 despite adding the four acquired locations. This was achieved through managed expense reductions, primarily in the Construction and International segments, and lower expenses in all segments due to the COVID-19 pandemic such as travel and fuel expenses.
•Floorplan and other interest expense decreased a combined 20.5% in the second quarter of fiscal 2021, as compared to the second quarter last year, due to an overall lower interest rate environment as well as a lower interest rate spread under our new five-year Bank Syndicate Agreement that was finalized in April 2020.
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
Since the beginning of the COVID-19 pandemic, the safety of our employees and customers has been and continues to be our top concern. At the onset of the pandemic we organized a COVID Task Force to implement safety protocols and to quickly respond to matters related to the pandemic at our locations.
Even though we are considered an essential business, in response to the COVID-19 pandemic, the company closed its U.S. stores to the public on March 23, 2020 but continued operations through social distancing means in all areas: equipment, parts, service and rental. Beginning May 4, 2020, we began fully reopening our stores to the public, following pandemic safety protocols applicable to the locations. Additionally, our International stores have also been following pandemic safety protocols applicable to each location. By June 2020, all of our stores were open to the public but still maintain pandemic safety protocols.
We believe that each of our business segments will be impacted by the pandemic to varying degrees, although the actual impact will be subject to many variables and uncertainties which are currently unknown and outside of our control.
Agriculture
Overall, COVID-19 has created industry challenges such as lower agriculture commodity prices as demand deterioration and supply chain disruptions are affecting areas such as ethanol, livestock and international trade. We believe that the existing and anticipated lower commodity prices will reduce our equipment sales, but it is difficult to estimate the extent and timing of this impact given all the variables and uncertainties. We believe our parts and service business will be less impacted, as our customers will be experiencing similar levels of wear and tear on their equipment. Also offsetting some of the challenges in the agriculture industry, will be government support programs for our farm customers, such as the $16 billion Coronavirus Food Assistance Program (CFAP).
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
International
In addition to the industry challenges indicated for our Agriculture Segment, International is also being impacted by border shutdowns, timing of equipment shipments and from time to time more stringent in-country pandemic regulations. We believe all revenue categories in this segment will experience greater negative impacts than our Agriculture Segment because of these additional challenges along with the general lack of government support programs to our International farm customers.
Acquisitions
Fiscal 2021
On May 4, 2020, the Company acquired certain assets of HorizonWest Inc. This acquired Case IH agriculture dealership complex consisted of three agriculture equipment stores in Scottsbluff and Sidney, Nebraska and Torrington, Wyoming, which expands the Company's agriculture presence in Nebraska and into Wyoming. The total consideration transferred for the acquired business was $6.8 million paid in cash, which the Company financed through available cash resources and capacity under our existing floorplan payable and other credit facilities. The three HorizonWest dealerships are included within our Agriculture segment.
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
ERP Transition
The Company is in the process of converting to a new Enterprise Resource Planning ("ERP") application. The new ERP application is expected to provide data-driven and mobile-enabled sales and support tools to improve employee efficiency and deliver an enhanced customer experience. The Company integrated one pilot store on the new ERP system in the second quarter of the current fiscal year and expects all domestic stores to be on the new ERP application in the first half of the fiscal year ending January 31, 2022. We have prospectively adjusted the useful life of our current ERP application such that it will be fully amortized upon its estimated replacement date.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are included in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended January 31, 2020. Other than the adoption of the accounting standards for current expected credit loss and the standard for cloud computing described in Note 1 to our consolidated financial statements in this Quarterly Report on Form 10-Q, there have been no changes in our critical accounting policies since January 31, 2020.
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
Comparative financial data for each of our four sources of revenue are expressed below.

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
	(dollars in thousands)		(dollars in thousands)
Equipment
Revenue	$202,654	$214,435	$421,159	$408,390
Cost of revenue	180,231	190,707	377,278	363,861
Gross profit	$22,423	$23,728	$43,881	$44,529
Gross profit margin	11.1%	11.1%	10.4%	10.9%
Parts
Revenue	$61,454	$59,202	$118,068	$111,140
Cost of revenue	43,032	41,732	82,649	78,546
Gross profit	$18,422	$17,470	$35,419	$32,594
Gross profit margin	30.0%	29.5%	30.0%	29.3%
Service
Revenue	$27,986	$26,832	$53,586	$49,662
Cost of revenue	9,665	8,737	18,010	16,219
Gross profit	$18,321	$18,095	$35,576	$33,443
Gross profit margin	65.5%	67.4%	66.4%	67.3%
Rental and other
Revenue	$11,371	$14,512	$20,860	$24,079
Cost of revenue	7,849	9,778	14,636	16,719
Gross profit	$3,522	$4,734	$6,224	$7,360
Gross profit margin	31.0%	32.6%	29.8%	30.6%

The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Revenue
Equipment	66.8%	68.1%	68.6%	68.8%
Parts	20.3%	18.8%	19.2%	18.7%
Service	9.2%	8.5%	8.7%	8.4%
Rental and other	3.7%	4.6%	3.4%	4.1%
Total Revenue	100.0%	100.0%	100.0%	100.0%
Total Cost of Revenue	79.3%	79.7%	80.3%	80.1%
Gross Profit Margin	20.7%	20.3%	19.7%	19.9%
Operating Expenses	17.5%	17.4%	17.3%	18.1%
Income from Operations	3.2%	2.9%	2.4%	1.7%
Other Income (Expense)	(0.4)%	(0.6)%	(0.5)%	(0.6)%
Income Before Income Taxes	2.7%	2.4%	1.9%	1.2%
Provision for Income Taxes	0.6%	0.6%	0.5%	0.3%
Net Income	2.1%	1.7%	1.4%	0.9%

Three Months Ended July 31, 2020 Compared to Three Months Ended July 31, 2019
Consolidated Results
Revenue

	Three Months Ended July 31,		Increase/	Percent
	2020	2019	(Decrease)	Change
	(dollars in thousands)
Equipment	$202,654	$214,435	$(11,781)	(5.5)%
Parts	61,454	59,202	2,252	3.8%
Service	27,986	26,832	1,154	4.3%
Rental and other	11,371	14,512	(3,141)	(21.6)%
Total Revenue	$303,465	$314,981	$(11,516)	(3.7)%
  Total revenue for the second quarter of fiscal 2021 was down 3.7% or $11.5 million as compared to the second quarter of fiscal 2020 driven by revenue decreases in equipment and rental and other. These decreases primarily occurred in our Construction and International segments. Company-wide same-store sales in the second quarter of fiscal 2021 decreased 5.8% versus the comparable period in the fiscal 2020. Same-store sales decreased in all three segments but most notably in International where same-store sales were down 13.1%.

Gross Profit

	Three Months Ended July 31,		Increase/	Percent
	2020	2019	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$22,423	$23,728	$(1,305)	(5.5)%
Parts	18,422	17,470	952	5.4%
Service	18,321	18,095	226	1.2%
Rental and other	3,522	4,734	(1,212)	(25.6)%
Total Gross Profit	$62,688	$64,027	$(1,339)	(2.1)%
Gross Profit Margin
Equipment	11.1%	11.1%	—%	—%
Parts	30.0%	29.5%	0.5%	1.7%
Service	65.5%	67.4%	(1.9)%	(2.8)%
Rental and other	31.0%	32.6%	(1.6)%	(4.9)%
Total Gross Profit Margin	20.7%	20.3%	0.4%	2.0%
Gross Profit Mix
Equipment	35.8%	37.1%	(1.3)%	(3.5)%
Parts	29.4%	27.3%	2.1%	7.7%
Service	29.2%	28.3%	0.9%	3.2%
Rental and other	5.6%	7.3%	(1.7)%	(23.3)%
Total Gross Profit Mix	100.0%	100.0%
  Gross profit for the second quarter of fiscal 2021 decreased 2.1% or $1.3 million, as compared to the same period last year. The decrease in gross profit was due to the revenue decreases in equipment and rental and other. Total gross profit margin increased to 20.7% in the current quarter from 20.3% in the prior year quarter primarily due to an increased mix of higher margin parts and service business slightly offset by lower service and rental and other margins.
Our company-wide absorption rate — which is calculated by dividing our gross profit from sales of parts, service and rental fleet by our operating expenses, less commission expense on equipment sales, plus interest expense on floorplan payables and rental fleet debt — increased to 80.9% for the second quarter of fiscal 2021 compared to 77.1% during the same period last year as the increase in gross profit from parts, service, and rental and other in the second quarter of fiscal 2021 combined with lower operating and floorplan interest expenses generated the improved absorption compared to the prior year.
Operating Expenses

	Three Months Ended July 31,		Increase/	Percent
	2020	2019	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$53,079	$54,855	$(1,776)	(3.2)%
Operating Expenses as a Percentage of Revenue	17.5%	17.4%	0.1%	0.6%
Our operating expenses in the second quarter of fiscal 2021 decreased 3.2%, as compared to the second quarter of fiscal 2020. The increased operating expenses of four acquired locations, which were not in the prior year quarter, was more than offset by managed expense reductions in our Construction and International segments and various lower operating expenses caused by COVID-19 such as travel and fuel costs. Operating expenses as a percentage of revenue remained relatively flat at 17.5% in the second quarter of fiscal 2021 from 17.4% in the second quarter of fiscal 2020.

Other Income (Expense)

	Three Months Ended July 31,		Increase/	Percent
	2020	2019	(Decrease)	Change
	(dollars in thousands)
Interest income and other income (expense)	$562	$620	$(58)	(9.4)%
Floorplan interest expense	(901)	(1,399)	(498)	(35.6)%
Other interest expense	(978)	(966)	12	1.2%
Floorplan interest expense decreased 35.6% in the second quarter of fiscal 2021, as compared to the second quarter of fiscal 2020, due to an overall lower interest rate environment as well as a lower interest rate spread under our new five-year Bank Syndicate Agreement that was finalized in April 2020.
Provision for Income Taxes

	Three Months Ended July 31,		Increase/	Percent
	2020	2019	(Decrease)	Change
	(dollars in thousands)
Provision for Income Taxes	$1,892	$1,916	$(24)	(1.3)%
  Our effective tax rate was 22.8% for the second quarter of fiscal 2021 and 25.8% for the second quarter of fiscal 2020. In the current quarter our effective tax rate differed from the 21.0% domestic federal statutory tax rate primarily due to the impact of state taxes and discreet items, such as the tax impact of share-based payments, offset by the tax impact of foreign currency fluctuations on our Ukrainian business.

Segment Results

Certain financial information for our Agriculture, Construction and International business segments is presented below. “Shared Resources” in the table below refers to the various unallocated income/(expense) items that we have retained at the general corporate level. Revenue between segments is immaterial.

	Three Months Ended July 31,		Increase/	Percent
	2020	2019	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$169,072	$165,692	$3,380	2.0%
Construction	77,719	84,039	(6,320)	(7.5)%
International	56,674	65,250	(8,576)	(13.1)%
Total	$303,465	$314,981	$(11,516)	(3.7)%

Income (Loss) Before Income Taxes
Agriculture	$6,752	$6,177	$575	9.3%
Construction	1,375	1,334	41	3.1%
International	(432)	505	(937)	n/m
Segment income (loss) before income taxes	7,695	8,016	(321)	(4.0)%
Shared Resources	597	(589)	1,186	n/m
Total	$8,292	$7,427	$865	11.6%

Agriculture
Agriculture segment revenue for the second quarter of fiscal 2021 increased 2.0% compared to the second quarter of fiscal 2020. The higher revenue was driven by increases in our parts and service businesses. Parts and service revenue continued to benefit from an aging customer fleet and all sources of revenue in this segment benefited from the addition of four locations that were not in the prior year quarter. Same-store sales of our Agriculture segment decreased 3.5% for the second quarter of fiscal 2021, as compared to the second quarter of fiscal 2020.
Agriculture segment income before income taxes was $6.8 million for the second quarter of fiscal 2021 compared to $6.2 million for the second quarter of fiscal 2020. The improvement in segment results was primarily due to the higher parts and service revenue.
Construction
Construction segment revenue for the second quarter of fiscal 2021 decreased 7.5% compared to the second quarter of fiscal 2020, due to a same-store sales decrease of 4.5% and our divestiture of the Albuquerque, New Mexico store in the fourth quarter of fiscal 2020. All sources of revenue — equipment, parts, service and rental and other — declined for the segment’s second quarter of 2021, as compared to the prior year’s second quarter. A larger contributor to the decrease was our rental and other revenue, which was down due to a smaller fleet and lower utilization compared to the prior year driven by more difficult industry conditions such as lower oil prices and a general slowdown in the economy due to COVID-19.
Our Construction segment income before taxes was $1.4 million for the second quarter of fiscal 2021 compared to $1.3 million in the second quarter of fiscal 2020. Lower revenues in this segment were fully offset by decreases in operating and interest expenses compared to that of the prior year. The dollar utilization — which is calculated by dividing the rental revenue earned on our rental fleet by the average gross carrying value of our rental fleet (comprised of original equipment costs plus additional capitalized costs) for that period — of our rental fleet decreased from 25.5% in the second quarter of fiscal 2020 to 22.2% in the second quarter of fiscal 2021.
International
        International segment revenue and same-store sales, for the second quarter of fiscal 2021 decreased 13.1% compared to the second quarter of fiscal 2020. All primary sources of revenue — equipment, parts and service — declined for the segment's second quarter of fiscal 2021, as compared to the prior year's second quarter. Lower segment revenue was driven by decreased customer demand due to below average small grain yields in certain areas of our International footprint as well as overall challenging economic and business conditions due to COVID-19.
Our International segment loss before income taxes was $0.4 million for the second quarter of fiscal 2021 compared to segment income of $0.5 million for the same period last year. Decreased revenues drove the lower results in this segment but were slightly offset by decreases in operating expenses.
Shared Resources/Eliminations
We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate most of these net expenses to our segments. Since these allocations are set early in the year, and a portion is planned to be unallocated, unallocated balances may occur. Shared Resources income before income taxes was $0.6 million for the second quarter of fiscal 2021 compared to a loss before income taxes of $0.6 million for the same period last year.

Six Months Ended July 31, 2020 Compared to Six Months Ended July 31, 2019
Consolidated Results
Revenue

	Six Months Ended July 31,		Increase/	Percent
	2020	2019	(Decrease)	Change
	(dollars in thousands)
Equipment	$421,159	$408,390	$12,769	3.1%
Parts	118,068	111,140	6,928	6.2%
Service	53,586	49,662	3,924	7.9%
Rental and other	20,860	24,079	(3,219)	(13.4)%
Total Revenue	$613,673	$593,271	$20,402	3.4%
Total revenue for the six months of fiscal 2021 was up 3.4% or $20.4 million compared to the first six months of fiscal 2020 and was driven by increases in revenue from our equipment, parts and service businesses. These increases occurred in our Agriculture segment but were partially offset by lower revenue in our Construction and International segments. Company-wide same-store sales increased 2.1% over the comparable prior year period. Same-store sale increases in our Agriculture segment more than offset the decreases in same-store sales in our other two segments.
Gross Profit

	Six Months Ended July 31,		Increase/	Percent
	2020	2019	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$43,881	$44,529	$(648)	(1.5)%
Parts	35,419	32,594	2,825	8.7%
Service	35,576	33,443	2,133	6.4%
Rental and other	6,224	7,360	(1,136)	(15.4)%
Total Gross Profit	$121,100	$117,926	$3,174	2.7%
Gross Profit Margin
Equipment	10.4%	10.9%	(0.5)%	(4.6)%
Parts	30.0%	29.3%	0.7%	2.4%
Service	66.4%	67.3%	(0.9)%	(1.3)%
Rental and other	29.8%	30.6%	(0.8)%	(2.6)%
Total Gross Profit Margin	19.7%	19.9%	(0.2)%	(1.0)%
Gross Profit Mix
Equipment	36.2%	37.8%	(1.6)%	(4.2)%
Parts	29.2%	27.6%	1.6%	5.8%
Service	29.4%	28.4%	1.0%	3.5%
Rental and other	5.2%	6.2%	(1.0)%	(16.1)%
Total Gross Profit Mix	100.0%	100.0%

The $3.2 million increase in gross profit for the first six months of fiscal 2021, as compared to the same period last year, was primarily due to higher parts and service revenue for the first six months of fiscal 2021 partially offset by lower equipment margins and lower revenues in our rental and other business.
Our company-wide absorption rate for the first six months of fiscal 2021 increased to 77.0% as compared to 72.6% during the same period last year as the increase in gross profit from parts, service and combined with flat operating expenses and lower floorplan interest expense levels compared to that of the prior year six month period.

Operating Expenses

	Six Months Ended July 31,		Increase/	Percent
	2020	2019	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$106,137	$107,410	$(1,273)	(1.2)%
Operating Expenses as a Percentage of Revenue	17.3%	18.1%	(0.8)%	(4.4)%
        Our operating expenses for the first six months of fiscal 2021 decreased $1.3 million as compared to the first six months of fiscal 2020. The increased operating expenses of four acquired locations, which were not in the prior year six-month period, was more than offset by managed expense reductions in our Construction and International segments and various lower operating expenses caused by COVID-19 such as travel and fuel costs. Operating expenses as a percentage of revenue decreased to 17.3% in the first six months of fiscal 2021 from 18.1% in the first six months of fiscal 2020. The decrease in operating expenses as a percentage of total revenue was due to the slightly lower expenses combined with the increase in total revenue in the first six months of fiscal 2021, as compared to the the first six months of fiscal 2020, which positively affected our ability to leverage our fixed operating costs.
Restructuring Costs

	Six Months Ended July 31,		Increase/	Percent
	2020	2019	Decrease	Change
	(dollars in thousands)
Impairment of Long-Lived Assets	$216	$135	$81	60.0%
        We recognized $0.2 million and $0.1 million of impairment charges on certain long-lived assets during first six months of fiscal 2021 and 2020.
Other Income (Expense)

	Six Months Ended July 31,		Increase/	Percent
	2020	2019	(Decrease)	Change
	(dollars in thousands)
Interest income and other income (expense)	$692	$1,414	$(722)	(51.1)%
Floorplan interest expense	(2,054)	(2,276)	(222)	(9.8)%
Other interest expense	(1,944)	(2,607)	(663)	(25.4)%

        Floorplan interest expense decreased 9.8% for the first six months of fiscal 2021, as compared to the same period last year, due to an overall lower interest rate environment as well as lower interest rate spread under our new five-year Bank Syndicate Agreement that was finalized in April 2020. The decrease in other interest expense in the first six months of fiscal 2021, as compared to the first six months of fiscal 2020, is the result of our repayment in full of the outstanding balance of our senior convertible notes in May 2019. The decrease in interest income and other income (expense) was primarily due to foreign currency remeasurement losses in Ukraine, resulting from a devaluation of the Ukrainian hyrvnia in the first quarter of fiscal 2021. See the Non-GAAP Financial Measures section below for the impact of these costs on non-GAAP Diluted EPS.

	Six Months Ended July 31,		Increase/	Percent
	2020	2019	Decrease	Change
	(dollars in thousands)
Provision for Income Taxes	$2,779	$1,846	$933	50.5%

Our effective tax rate was 24.3% for the first six months of fiscal 2021 and 26.7% for the same period last year. In the six-month period our effective tax rate differed from the 21.0% domestic federal statutory tax rate primarily due to the impact of state taxes and discreet items, such as the tax impact of share-based payments, offset by the tax impact of foreign currency fluctuations on our Ukrainian business.

Segment Results
Certain financial information for our Agriculture, Construction and International business segments is presented below. “Shared Resources” in the table below refers to the various unallocated income/(expense) items that we have retained at the general corporate level. Revenue between segments is immaterial.

	Six Months Ended July 31,		Increase/	Percent
	2020	2019	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$362,700	$319,464	$43,236	13.5%
Construction	137,833	154,782	(16,949)	(11.0)%
International	113,140	119,025	(5,885)	(4.9)%
Total	$613,673	$593,271	$20,402	3.4%

Income (Loss) Before Income Taxes
Agriculture	$12,914	$8,053	$4,861	60.4%
Construction	(1,498)	(888)	(610)	(68.7)%
International	(711)	722	(1,433)	n/m
Segment income before income taxes	10,705	7,887	2,818	35.7%
Shared Resources	736	(975)	1,711	n/m
Total	$11,441	$6,912	$4,529	65.5%
Agriculture
Agriculture segment revenue for the first six months of fiscal 2021 increased 13.5% compared to the same period last year. We experienced increases across our equipment, parts and service businesses. Equipment sales were supported by replacement demand and the delay of customer purchases from the fourth quarter of fiscal 2020 to the first quarter of the current year due to the late and difficult harvest conditions in areas of our footprint. Parts and service revenue continued to benefit from an aging customer fleet and all sources of revenue in this segment benefited from the addition of four locations that were not in the prior year six-month period. Same-store sales increased 9.4% for the first six months of fiscal 2021, as compared to the same period last year.
Agriculture segment income before income taxes was $12.9 million for the first six months of fiscal 2021 compared to $8.1 million over the first six months of fiscal 2020. The improvement in segment results was largely the result of increased revenue, but was partially offset by increased operating expenses.
Construction
        Construction segment revenue for the first six months of fiscal 2021 decreased 11.0% compared to the same period last year, due to a same-store sales decrease of 8.0% and our divestiture of the Albuquerque, New Mexico store in the fourth quarter of fiscal year 2020. All sources of revenue – equipment, parts, service and rental and other – declined in the current year six-month period, as compared to the prior year’s six-month period. The overall lower same-store sales are a result of decreased customer sentiment, lower oil prices, and a general slowdown in the economy due to COVID-19.
Our Construction segment loss before income taxes was $1.5 million for the first six months of fiscal 2021 compared to $0.9 million for the first six months of fiscal 2020. The decrease in segment results was primarily due to decreased lower revenues but partially offset by decreased operating and interest expenses compared to the prior year. The dollar utilization of our rental fleet decreased from 23.0% in the first six months of fiscal 2020 to 20.5% in the first six months of fiscal 2021.

International
International segment revenue for the first six months of fiscal 2021 decreased 4.9% compared to the same period last year as a result of lower equipment sales. Lower segment revenue was driven by decreased customer demand due to below average small grain yields in certain areas of our International footprint as well as overall challenging economic and business conditions due to COVID-19.
Our International segment loss before income taxes was $0.7 million for the first six months of fiscal 2021 compared to income before income taxes of $0.7 million for the same period last year. The lower segment results was primarily due to decreased equipment revenue.
Shared Resources/Eliminations
We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate most of these net expenses to our segments. Since these allocations are set early in the year, and a portion is planned to be unallocated, unallocated balances may occur. Shared Resources income before income taxes was $0.7 million for the first six months of fiscal 2021 compared to loss before income taxes of $1.0 million for the same period last year.

Non-GAAP Financial Measures
        To supplement net income and diluted earnings per share ("Diluted EPS"), both GAAP measures, we present adjusted net income and adjusted Diluted EPS, both non-GAAP measures, which include adjustments for ERP transition costs, impairment charges of long-lived assets and foreign currency remeasurement in Ukraine resulting from valuation changes of the UAH. We believe that the presentation of adjusted net income and adjusted Diluted EPS is relevant and useful to our management and investors because it provides a measurement of earnings on activities that we consider to occur in the ordinary course of our business. Adjusted net income and adjusted Diluted EPS should be evaluated in addition to, and not considered a substitute for, or superior to, the most comparable GAAP measure. In addition, other companies may calculate these non-GAAP measures in a different manner, which may hinder comparability of our adjusted results with those of other companies.
        The following tables reconcile (i) net income, a GAAP measure, to adjusted net income and (ii) Diluted EPS, a GAAP measure, to adjusted Diluted EPS:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
	(dollars in thousands, except per share data)
Adjusted Net Income
Net Income (Loss)	$6,400	$5,511	$8,662	$5,066
Adjustments
ERP transition costs	763	1,701	1,484	2,716
Impairment charges	—	—	216	135
Ukraine remeasurement (gain) / loss	(130)	(141)	635	(153)
Total Pre-Tax Adjustments	633	1,560	2,335	2,698
Less: Tax Effect of Adjustments (1)	466	186	1,047	429
Total Adjustments	167	1,374	1,288	2,269
Adjusted Net Income	$6,567	$6,885	$9,950	$7,335

Adjusted Diluted EPS
Diluted EPS	$0.28	$0.25	$0.39	$0.23
Adjustments (2)
ERP transition costs	0.03	0.08	0.07	0.13
Impairment charges	—	—	0.01	—
Ukraine remeasurement (gain) / loss	—	(0.01)	0.02	(0.01)
Total Pre-Tax Adjustments	0.03	0.07	0.10	0.12
Less: Tax Effect of Adjustments (1)	0.02	0.01	0.05	0.02
Total Adjustments	0.01	0.06	0.05	0.10
Adjusted Diluted EPS	$0.29	$0.31	$0.44	$0.33

(1) The tax effect of U.S. related adjustments was calculated using a 26% tax rate, determined based on a 21% federal statutory rate and a 5% blended state income tax rate. Included in the tax effect of the adjustments is the tax impact of foreign currency changes in Ukraine of $0.3 million for the three months ended July 31, 2020 and $0.6 million for the six months ended July 31, 2020.
(2) Adjustments are net of amounts allocated to participating securities where applicable.

Liquidity and Capital Resources
Sources of Liquidity
        Our primary sources of liquidity are cash reserves, cash generated from operations, and borrowings under our floorplan and other credit facilities. We expect these sources of liquidity to be sufficient to fund our working capital requirements, acquisitions, capital expenditures and other investments in our business, service our debt, pay our tax and lease obligations and other commitments and contingencies, and meet any seasonal operating requirements for the foreseeable future, provided, however, that our borrowing capacity under our credit agreements is dependent on compliance with various covenants as further described in the "Risk Factors" section of our Annual Report in Form 10-K.

Equipment Inventory and Floorplan Payable Credit Facilities
        As of July 31, 2020, the Company had floorplan payable lines of credit for equipment purchases totaling $763.0 million, which is primarily comprised of a $450.0 million credit facility with CNH Industrial, a $185.0 million floorplan payable line under the Bank Syndicate Agreement, and a $60.0 million credit facility with DLL Finance.
        Our equipment inventory turnover decreased from 1.7 times for the four-quarter period ended July 31, 2019 to 1.6 times for the four-quarter period ended July 31, 2020. The decrease in equipment turnover was attributable to a slight decrease in equipment sales volume and a 9.3% increase in our rolling 12 month average equipment inventory over the four-quarter period ended July 31, 2020 as compared to the four-quarter period ended July 31, 2019. Our equity in equipment inventory, which reflects the portion of our equipment inventory balance that is not financed by floorplan payables, decreased to 27.0% as of July 31, 2020 from 27.9% as of January 31, 2020.
Long-Term Debt
         During the third quarter of fiscal 2020, the Company reclassified the Wells Fargo working capital line of credit outstanding, which had a maturity date of October 28, 2020, from long-term debt to current maturities of long-term debt. During the first quarter of fiscal of 2021, the Company entered into an amended and restated five year credit agreement. As a result, the working capital line of credit outstanding of $10 million under the prior credit facility was reclassified from current maturities of long-term debt to long-term debt.
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
As of July 31, 2020, we were in compliance with the financial covenants under our CNH Industrial and DLL Finance credit agreements and we were not subject to the fixed charge coverage ratio covenant under the Bank Syndicate Agreement as our adjusted excess availability plus eligible cash collateral (as defined therein) was not less than 15% of the lesser of (i) aggregate borrowing base and (ii) maximum credit amount as of July 31, 2020. While not expected to occur, if anticipated operating results were to create the likelihood of a future covenant violation, we would expect to work with our lenders on an appropriate modification or amendment to our financing arrangements.
Cash Flow
Cash Flow Provided by (Used for) Operating Activities
        Net cash provided by operating activities was $13.0 million for the first six months of fiscal 2021, compared to net cash used for operating activities of $6.3 million for the first six months of fiscal 2020. The change in net cash provided by (used for) operating activities is primarily the result of a reduction in inventory for the first six months of fiscal 2021.
        We evaluate our cash flow from operating activities net of all floorplan activity and maintaining a constant level of equity in our equipment inventory. Taking these adjustments into account, our adjusted cash flow provided by operating activities was $16.1 million for the first six months of fiscal 2021 compared to an adjusted cash flow used for operating activities of $49.3 million for the first six months of fiscal 2020. The change in adjusted cash flow provided by (used for) operating activities is primarly the result of increased equipment inventory stocking during the previous fiscal year compared to reducing inventories during the first six months of fiscal 2021. See the Adjusted Cash Flow Reconciliation below for a reconciliation of adjusted cash flow used for operating activities to the GAAP measure of cash flow used for operating activities.
Cash Flow Used for Investing Activities
        Net cash used for investing activities was $16.8 million for the first six months of fiscal 2021, compared to $14.6 million for the first six months of fiscal 2020. The increase in cash used for investing activities was primarily the result of an increase in cash outflows for acquisitions as compared to the first six months of fiscal 2020.
Cash Flow Provided by Financing Activities
Net cash provided by financing activities was $4.5 million for the first six months of fiscal 2021 compared to $13.6 million for the first six months of fiscal 2020. The decrease in cash provided by financing activities was primarily the result of higher non-manufacturer floorplan and long-term debt borrowings in the prior year, which was partially offset by the payoff of the senior convertible notes in May 2019.
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
        Our equity in equipment inventory decreased to 27.0% as of July 31, 2020 from 27.9% as of January 31, 2020, and decreased to 17.4% as of July 31, 2019 from 34.4% as of January 31, 2019.
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

	Net Cash Provided by (Used for) Operating Activities		Net Cash Provided by (Used for) Financing Activities
	Six Months Ended July 31, 2020	Six Months Ended July 31, 2019	Six Months Ended July 31, 2020	Six Months Ended July 31, 2019
	(in thousands)		(in thousands)
Cash Flow, As Reported	$13,035	$(6,303)	$4,519	$13,647
Adjustment for Non-Manufacturer Floorplan	7,229	49,937	(7,229)	(49,937)
Adjustment for Constant Equity in Equipment Inventory	(4,191)	(92,977)	—	—
Adjusted Cash Flow	$16,073	$(49,343)	$(2,710)	$(36,290)
Certain Information Concerning Off-Balance Sheet Arrangements
As of July 31, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
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
Interest Rate Risk
Exposure to changes in interest rates results from borrowing activities used to fund operations. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. We have both fixed and floating rate financing. Some of our floating rate credit facilities contain minimum rates of interest to be charged. Based upon our interest-bearing balances and interest rates as of July 31, 2020, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $1.7 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $1.7 million. At July 31, 2020, we had floorplan payables of $352.2 million, of which approximately $167.2 million was variable-rate floorplan payable and $185.0 million was non-interest bearing. In addition, at July 31, 2020, we had total long-term debt, including finance lease obligations, of $60.0 million, of which $12.0 million was variable rate debt and $48.0 million was fixed rate debt.
Foreign Currency Exchange Rate Risk
        Our foreign currency exposures arise as the result of our foreign operations. We are exposed to transactional foreign currency exchange rate risk through our foreign entities’ holding assets and liabilities denominated in currencies other than their functional currency. In addition, the Company is exposed to foreign currency transaction risk as a result of certain intercompany financing transactions. The Company attempts to manage its transactional foreign currency exchange rate risk through the use of derivative financial instruments, primarily foreign exchange forward contracts, or through natural hedging instruments. Based upon balances and exchange rates as of July 31, 2020, holding other variables constant, we believe that a hypothetical 10% increase or decrease in all applicable foreign exchange rates would not have a material impact on our results of operations or cash flows. As of July 31, 2020, our Ukrainian subsidiary had $5.2 million of net monetary assets denominated in Ukrainian hryvnia ("UAH"). We have attempted to minimize our net monetary asset position in Ukraine through reducing overall asset levels in Ukraine and at times through borrowing in UAH which serves as a natural hedging instrument offsetting our net UAH denominated assets. At certain times, currency and payment controls imposed by the National Bank of Ukraine have limited our ability to manage our net monetary asset position.
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
The COVID-19 pandemic has adversely impacted the global economy and disrupted our business. Governmental authorities have taken severe countermeasures to slow the spread of COVID-19, including a number of shelter-in-place orders and large-scale restrictions on travel. While our stores are operational at this time and have been classified as “essential businesses,” the pandemic is a highly fluid and rapidly evolving situation and we cannot anticipate whether we may be forced to close any of our stores due to potential restrictions imposed by a governmental authority in one of the jurisdictions that we operate or due to a COVID-19 outbreak. In addition, some of the original equipment manufacturers that we represent have had to suspend manufacturing operations at certain plants. We cannot predict with any certainty whether they could be forced to suspend operations again at some point in the future due to COVID-19.

Although we believe that the COVID-19 pandemic will have a significant negative impact on our business, the magnitude of such impact cannot be predicted at this time due to numerous uncertainties, such as the impact of oil prices on the construction business, the duration of the pandemic and business closures, the effectiveness of actions taken to contain the spread of the disease and unforeseen events of those actions. The impact of the pandemic may include changes in customer demand; our relationship with, and the financial and operational capacities of, original equipment manufacturers, captive finance companies and other suppliers; workforce availability; risks associated with our indebtedness (including available borrowing capacity, compliance with financial covenants and ability to refinance or repay indebtedness on favorable terms); the adequacy of our cash flow and earnings and other conditions which may affect our liquidity; and disruptions to our technology network and other critical systems, including our ERP Platform or other facilities or equipment.
ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.                DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.                MINE SAFETY DISCLOSURES
        Not applicable.
ITEM 5.                OTHER INFORMATION
        None.
ITEM 6.                EXHIBITS
Exhibits - See “Exhibit Index” on page immediately prior to signatures.

EXHIBIT INDEX
TITAN MACHINERY INC.
FORM 10-Q

No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended July 31, 2020, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	September 3, 2020
TITAN MACHINERY INC.

		By	/s/ Mark Kalvoda
Mark Kalvoda
Chief Financial Officer
(Principal Financial Officer)