Form 10-Q
period 2020-10-31
Titan Machinery Inc.
filed 2020-12-03
CIK 1409171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020
OR

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

As of November 30, 2020, 22,555,832 shares of Common Stock, $0.00001 par value, of the registrant were outstanding.

TITAN MACHINERY INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. — FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

TITAN MACHINERY INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)

	October 31, 2020	January 31, 2020
Assets
Current Assets
Cash	$41,808	$43,721
Receivables, net of allowance for expected credit losses	73,531	72,776
Inventories	532,746	597,394
Prepaid expenses and other	8,737	13,655
Total current assets	656,822	727,546
Noncurrent Assets
Property and equipment, net of accumulated depreciation	148,520	145,562
Operating lease assets	81,401	88,281
Deferred income taxes	3,787	2,147
Goodwill	1,433	2,327
Intangible assets, net of accumulated amortization	7,764	8,367
Other	1,129	1,113
Total noncurrent assets	244,034	247,797
Total Assets	$900,856	$975,343

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$23,433	$16,976
Floorplan payable	287,837	371,772
Current maturities of long-term debt	4,423	13,779
Current operating lease liabilities	12,373	12,259
Deferred revenue	14,708	40,968
Accrued expenses and other	38,433	38,409
Total current liabilities	381,207	494,163
Long-Term Liabilities
Long-term debt, less current maturities	55,109	37,789
Operating lease liabilities	80,782	88,387
Deferred income taxes	5,814	2,055
Other long-term liabilities	10,376	7,845
Total long-term liabilities	152,081	136,076
Commitments and Contingencies
Stockholders' Equity
Common stock, par value $.00001 per share, 45,000 shares authorized; 22,555 shares issued and outstanding at October 31, 2020; 22,335 shares issued and outstanding at January 31, 2020	—	—
Additional paid-in-capital	252,270	250,607
Retained earnings	116,087	97,717
Accumulated other comprehensive loss	(789)	(3,220)
Total stockholders' equity	367,568	345,104
Total Liabilities and Stockholders' Equity	$900,856	$975,343
 See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Revenue
Equipment	$240,901	$245,986	$662,060	$654,376
Parts	76,778	70,788	194,846	181,928
Service	30,696	27,553	84,282	77,215
Rental and other	12,497	16,609	33,357	40,688
Total Revenue	360,872	360,936	974,545	954,207
Cost of Revenue
Equipment	215,770	219,484	593,048	583,345
Parts	53,556	49,834	136,205	128,380
Service	10,254	8,950	28,263	25,170
Rental and other	8,741	10,894	23,379	27,612
Total Cost of Revenue	288,321	289,162	780,895	764,507
Gross Profit	72,551	71,774	193,650	189,700
Operating Expenses	54,115	58,184	160,252	165,594
Impairment of Goodwill	1,453	—	1,453	—
Impairment of Intangible and Long-Lived Assets	1,102	51	1,318	186
Income from Operations	15,881	13,539	30,627	23,920
Other Income (Expense)
Interest and other income (expense)	(360)	1,273	333	2,687
Floorplan interest expense	(757)	(1,448)	(2,811)	(3,724)
Other interest expense	(940)	(955)	(2,884)	(3,562)
Income Before Income Taxes	13,824	12,409	25,265	19,321
Provision for Income Taxes	3,912	4,195	6,691	6,041
Net Income	$9,912	$8,214	$18,574	$13,280

Earnings per Share:
Basic	$0.44	$0.37	$0.83	$0.60
Diluted	$0.44	$0.37	$0.83	$0.60

Weighted Average Common Shares:
Basic	22,132	21,973	22,089	21,936
Diluted	22,137	21,976	22,091	21,942

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Net Income	$9,912	$8,214	$18,574	$13,280
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	2,181	(2,650)	2,431	(2,409)
Comprehensive Income	$12,093	$5,564	$21,005	$10,871

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares Outstanding	Amount
BALANCE, January 31, 2019	22,218	$—	$248,423	$89,228	$(2,340)	$335,311
Cumulative-effect adjustment of adopting ASC 842, Leases	—	—	—	(5,464)	—	(5,464)
Common stock issued on grant of restricted stock and exercise of stock options, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	(34)	—	(492)	—	—	(492)
Stock-based compensation expense	—	—	603	—	—	603
Net loss	—	—	—	(445)	—	(445)
Other comprehensive loss	—	—	—	—	(771)	(771)
BALANCE, April 30, 2019	22,184	—	248,534	83,319	(3,111)	328,742
Common stock issued on grant of restricted stock and exercise of stock options, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	170	—	—	—	—	—
Stock-based compensation expense	—	—	694	—	—	694
Net Income	—	—	—	5,511	—	5,511
Other comprehensive income	—	—	—	—	1,012	1,012
BALANCE, July 31, 2019	22,354	—	249,228	88,830	(2,099)	335,959
Common stock issued on grant of restricted stock and exercise of stock options, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	(2)	—	(17)	—	—	(17)
Stock-based compensation expense	—	—	773	—	—	773
Net Income	—	—	—	8,214	—	8,214
Other comprehensive loss	—	—	—	—	(2,650)	(2,650)
BALANCE, October 31, 2019	22,352	$—	$249,984	$97,044	$(4,749)	$342,279

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares Outstanding	Amount
BALANCE, January 31, 2020	22,335	$—	$250,607	$97,717	$(3,220)	$345,104
Cumulative-effect adjustment of adopting ASC 326, Financial Instruments - Credit Losses	—	—	—	(204)	—	(204)
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	(21)	—	(201)	—	—	(201)
Stock-based compensation expense	—	—	645	—	—	645
Net income	—	—	—	2,262	—	2,262
Other comprehensive loss	—	—	—	—	(528)	(528)
BALANCE, April 30, 2020	22,314	—	251,051	99,775	(3,748)	347,078
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	239	—	—	—	—	—
Stock-based compensation expense	—	—	536	—	—	536
Net income	—	—	—	6,400	—	6,400
Other comprehensive income	—	—	—	—	778	778
BALANCE, July 31, 2020	22,553	—	251,587	106,175	(2,970)	354,792
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	2	—	(8)	—	—	(8)
Stock-based compensation expense	—	—	691	—	—	691
Net income	—	—	—	9,912	—	9,912
Other comprehensive income	—	—	—	—	2,181	2,181
BALANCE, October 31, 2020	22,555	$—	252,270	$116,087	$(789)	$367,568
See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended October 31,
	2020	2019
Operating Activities
Net income	$18,574	$13,280
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation and amortization	17,731	21,061
Impairment	2,771	186
Deferred income taxes	2,117	629
Stock-based compensation expense	1,872	2,070
Noncash interest expense	125	394
Noncash lease expense	8,613	9,251
Other, net	(694)	(63)
Changes in assets and liabilities
Receivables, prepaid expenses and other assets	4,479	(4,630)
Inventories	76,495	(133,929)
Manufacturer floorplan payable	(46,466)	113,632
Accounts payable, deferred revenue, accrued expenses and other and other long-term liabilities	(15,555)	(20,697)
Operating lease liabilities	(9,248)	(9,473)
Net Cash Provided by (Used for) Operating Activities	60,814	(8,289)
Investing Activities
Rental fleet purchases	(6,799)	(12,765)
Property and equipment purchases (excluding rental fleet)	(9,406)	(7,637)
Proceeds from sale of property and equipment	795	1,386
Acquisition consideration, net of cash acquired	(6,790)	(11,752)
Other, net	(16)	13
Net Cash Used for Investing Activities	(22,216)	(30,755)
Financing Activities
Net change in non-manufacturer floorplan payable	(40,779)	62,387
Principal payments on senior convertible notes	—	(45,644)
Proceeds from long-term debt borrowings	5,326	21,865
Principal payments on long-term debt and finance leases	(4,417)	(3,197)
Payment of debt issuance costs	(700)	—
Other, net	(209)	(509)
Net Cash Provided by (Used for) Financing Activities	(40,779)	34,902
Effect of Exchange Rate Changes on Cash	268	(183)
Net Change in Cash	(1,913)	(4,325)
Cash at Beginning of Period	43,721	56,745
Cash at End of Period	$41,808	$52,420
Supplemental Disclosures of Cash Flow Information
Cash paid during the period
Income taxes, net of refunds	$31	$4,934
Interest	$5,813	$7,162
Supplemental Disclosures of Noncash Investing and Financing Activities
Net property and equipment financed with long-term debt, finance leases, accounts payable and accrued liabilities	$8,555	$7,652
Net transfer of assets from (to) property and equipment to (from) inventories	$2,731	$(2,179)

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The quarterly operating results for Titan Machinery Inc. (the “Company”) are subject to fluctuation due to varying weather patterns, which may impact the timing and amount of equipment purchases, rentals, and after-sales parts and service purchases by the Company’s Agriculture, Construction and International customers. Therefore, operating results for the nine-month period ended October 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2021. The information contained in the consolidated balance sheet as of January 31, 2020 was derived from the audited consolidated financial statements of the Company for the fiscal year then ended. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2020 as filed with the SEC.
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
Since the beginning of the COVID-19 pandemic, the safety of our employees and customers has been and continues to be our top concern. At the onset of the pandemic, we organized a COVID Task Force to implement safety protocols and to quickly respond to matters, in the event of positive cases at any of our locations.
Even though we are considered an essential business, in response to the COVID-19 pandemic, the Company closed its U.S. stores to the public in March 2020 but continued operations through social distancing means in all areas: equipment, parts, service and rental. Beginning in May 2020, we began fully reopening our stores to the public, following pandemic safety protocols, and by June 2020 all of our locations were once again open to the public. Additionally, our International stores have also been following pandemic safety protocols set forth by each country and local government authority, which at times have included border shutdowns and curfew regulations.
Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, particularly related to realization of inventory, impairment of long-lived assets, goodwill, or indefinite lived intangible assets, collectability of receivables, and income taxes.
Principles of Consolidation
    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material accounts, transactions and profits between the consolidated companies have been eliminated in consolidation.

Recently Adopted Accounting Guidance
    In June 2016, the Financial Accounting Standards Board ("FASB") issued a new standard, codified in Accounting Standard Codification ("ASC") 326, Financial Instruments - Credit Losses, that modifies how entities measure credit losses on most financial instruments. The new standard replaced the "incurred loss" model with an "expected credit loss" model that requires consideration of a broader range of information to estimate expected credit losses over the lifetime of the asset. The guidance impacts the Company on its accounts receivable portfolio but specifically excluded receivables from operating lease arrangements and, therefore, the Company’s receivables from rental contracts were not impacted. The guidance also requires new disclosures to allow the users of the financial statements to understand the credit risk inherent in a portfolio and how management monitors the credit quality of the portfolio, management’s estimate of expected credit losses, and changes in the estimate of expected credit losses that have taken place during the reporting period.
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
In February 2018, the FASB issued guidance on the accounting for implementation costs incurred in a cloud computing arrangement that is a service contract, codified in ASC 350-40, Internal Use Software. This guidance aligns the accounting for costs incurred to implement a cloud computing arrangement that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. The Company adopted this standard on February 1, 2020, using the prospective transition approach. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.
Accounting Guidance Not Yet Adopted
In March 2020, the FASB issued Accounting Standard Update ("ASU") No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU No. 2020-04”), which provides temporary optional expedients and exceptions to accounting guidance on contract modifications and hedge accounting to ease entities’ financial reporting burdens as the market transitions from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. ASU 2020-04 is effective upon issuance and can be applied through December 31, 2022. The Company is currently evaluating its contracts and hedging relationships that reference LIBOR to determine if the Company will adopt the new guidance.

NOTE 2 - EARNINGS PER SHARE
The following table sets forth the calculation of basic and diluted EPS:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(in thousands, except per share data)
Numerator:
Net income	$9,912	$8,214	$18,574	$13,280
Allocation to participating securities	(186)	(140)	(301)	(207)
Net income attributable to Titan Machinery Inc. common stockholders	$9,726	$8,074	$18,273	$13,073
Denominator:
Basic weighted-average common shares outstanding	22,132	21,973	22,089	21,936
Plus: incremental shares from vesting of restricted stock units	5	3	2	6
Diluted weighted-average common shares outstanding	22,137	21,976	22,091	21,942

Earnings Per Share:
Basic	$0.44	$0.37	$0.83	$0.60
Diluted	$0.44	$0.37	$0.83	$0.60

NOTE 3 - REVENUE
    Revenues are recognized when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration we expect to collect in exchange for those goods or services. Sales, value added and other taxes collected from our customers concurrent with our revenue activities are excluded from revenue.
    The following tables present our revenue disaggregated by revenue source and segment:

	Three Months Ended October 31, 2020				Three Months Ended October 31, 2019
	Agriculture	Construction	International	Total	Agriculture	Construction	International	Total
	(in thousands)				(in thousands)
Equipment	$146,410	$47,766	$46,725	$240,901	$148,680	$43,299	$54,007	$245,986
Parts	50,528	14,072	12,179	76,779	44,923	13,586	12,279	70,788
Service	22,316	6,497	1,883	30,696	18,885	6,674	1,994	27,553
Other	823	628	102	1,553	835	826	50	1,711
Revenue from contracts with customers	220,077	68,963	60,889	349,929	213,323	64,385	68,330	346,038
Rental	548	10,067	328	10,943	750	13,646	502	14,898
Total revenues	$220,625	$79,030	$61,217	$360,872	$214,073	$78,031	$68,832	$360,936

	Nine Months Ended October 31, 2020				Nine Months Ended October 31, 2019
	Agriculture	Construction	International	Total	Agriculture	Construction	International	Total
	(in thousands)				(in thousands)
Equipment	$396,759	$130,497	$134,804	$662,060	$367,754	$137,742	$148,880	$654,376
Parts	123,078	38,548	33,221	194,847	109,952	39,356	32,620	181,928
Service	59,466	19,514	5,302	84,282	51,869	20,163	5,183	77,215
Other	2,385	1,871	325	4,581	2,248	2,238	202	4,688
Revenue from contracts with customers	581,688	190,430	173,652	945,770	531,823	199,499	186,885	918,207
Rental	1,638	26,432	705	28,775	1,715	33,314	971	36,000
Total revenues	$583,326	$216,862	$174,357	$974,545	$533,538	$232,813	$187,856	$954,207

Unbilled Receivables and Deferred Revenue
    Unbilled receivables amounted to $16.8 million and $13.9 million as of October 31, 2020 and January 31, 2020. The increase in unbilled receivables is primarily the result of a seasonal increase in the volume of our service transactions in which we recognize revenue as our work is performed and prior to customer invoicing.
    Deferred revenue from contracts with customers amounted to $13.7 million and $39.5 million as of October 31, 2020 and January 31, 2020. Our deferred revenue most often increases in the fourth quarter of each fiscal year due to a higher level of customer down payments or prepayments and longer time periods between customer payment and delivery of the equipment asset, and the related recognition of equipment revenue, prior to its seasonal use. During the three months ended October 31, 2020 and 2019, the Company recognized $3.9 million and $2.5 million, respectively, of revenue that was included in the deferred revenue balance as of January 31, 2020 and January 31, 2019, respectively. During the nine months ended October 31, 2020 and 2019, the Company recognized $40.9 million and $43.7 million, respectively, of revenue that was included in the deferred revenue balance as of January 31, 2020 and January 31, 2019, respectively. No material amount of revenue was recognized during the three and nine months ended October 31, 2020 and 2019 from performance obligations satisfied in previous periods.
The following is a summary of deferred revenue as of October 31, 2020 and January 31, 2020:

	October 31, 2020	January 31, 2020
	(in thousands)
Deferred revenue from contracts with customers	$13,687	$39,512
Deferred revenue from rental and other contracts	1,021	1,456
	$14,708	$40,968
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
NOTE 4 - RECEIVABLES
The Company provides an allowance for expected credit losses on its nonrental receivables. To measure the expected credit losses, receivables have been grouped based on shared credit risk characteristics as shown in the table below.
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
Trade and unbilled receivables from rental contracts are primarily in the United States and are specifically excluded from the accounting guidance in determining an allowance for expected losses. The Company does provide an allowance for these receivables based on historical experience and using credit information obtained from continued monitoring of customer accounts.

	October 31, 2020	January 31, 2020
	(in thousands)
Trade and unbilled receivables from contracts with customers
Trade receivables due from customers	$31,606	$36,400
Unbilled receivables	16,796	13,944
Less allowance for expected credit losses	3,053	2,943
	45,349	47,401

Trade receivables due from finance companies	11,967	12,352

Trade and unbilled receivables from rental contracts
Trade receivables	6,060	7,381
Unbilled receivables	1,130	861
Less allowance for expected credit losses	1,957	2,180
	5,233	6,062
Other receivables
Due from manufacturers	9,992	5,763
Other	990	1,198
	10,982	6,961
Receivables, net of allowance for expected credit losses	$73,531	$72,776

Following is a summary of allowance for credit losses on trade and unbilled accounts receivable by segment:

	Agriculture	Construction	International	Total
Balance at February 1, 2020	$181	$1,016	$1,746	$2,943
Current expected credit loss provision	14	113	226	353
Write-offs charged against allowance	5	71	133	209
Credit loss recoveries collected	40	4	6	50
Foreign exchange impact	—	—	(29)	(29)
Balance at April 30, 2020	230	1,062	1,816	3,108
Current expected credit loss provision	16	95	265	376
Write-offs charged against allowance	47	78	98	223
Credit loss recoveries collected	9	—	—	9
Foreign exchange impact	—	—	23	23
Balance at July 31, 2020	208	1,079	2,006	3,293
Current expected credit loss provision	30	12	(256)	(215)
Write-offs charged against allowance	44	21	48	114
Credit loss recoveries collected	2	18	—	20
Foreign exchange impact	—	—	67	67
Balance at October 31, 2020	$196	$1,088	$1,769	$3,053

The following table presents impairment losses (recoveries) on receivables arising from sales contracts with customers and receivables arising from rental contracts:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(in thousands)
Impairment losses (recoveries) on:
Receivables from sales contracts	$(213)	$75	$307	$1,061
Receivables from rental contracts	(59)	282	92	779
	$(272)	$357	$399	$1,840

NOTE 5 - INVENTORIES

	October 31, 2020	January 31, 2020
	(in thousands)
New equipment	$322,207	$358,339
Used equipment	127,605	157,535
Parts and attachments	81,302	79,813
Work in process	1,632	1,707
	$532,746	$597,394

NOTE 6 - PROPERTY AND EQUIPMENT

	October 31, 2020	January 31, 2020
	(in thousands)
Rental fleet equipment	$94,220	$104,133
Machinery and equipment	23,478	22,682
Vehicles	55,416	51,850
Furniture and fixtures	43,169	41,720
Land, buildings, and leasehold improvements	79,761	70,408
	296,044	290,793
Less accumulated depreciation	147,524	145,231
	$148,520	$145,562
    The Company reviews its long-lived assets for potential impairment whenever events or circumstances indicate that the carrying value of the long-lived asset (or asset group) may not be recoverable. During the three months ended October 31, 2020, the Company determined, based on changing expectations regarding the future use of certain long-lived assets, that the $0.8 million carrying value of these assets, may not be recoverable. The Company performed an impairment assessment of this asset group and, as a result, recognized an impairment charge of $0.2 million within its Agriculture segment for the three months ended October 31, 2020. For the nine months ended October 31, 2020, the Company recognized a total impairment charge of $0.2 million within its Construction segment and a $0.2 million impairment charge within its Agriculture segment. For the three and nine months ended October 31, 2019, the Company recognized an impairment charge of $0.1 million and $0.2 million, respectively, within its Construction segment.
    In March 2019, the Company completed an assessment of its Enterprise Resource Planning ("ERP") application and concluded that the Company would begin the process to prepare for conversion to a new ERP application. The Company integrated one pilot store on the new ERP system in the second quarter of the fiscal 2021 and expects all domestic stores to be on the new ERP application during the second or third quarter of fiscal 2022. We have prospectively adjusted the useful life of our current ERP application such that it will be fully amortized upon its estimated replacement date. The net book value of the current ERP asset of $0.8 million as of October 31, 2020 will be amortized on a straight-line basis over the estimated remaining period of use.

NOTE 7 - INTANGIBLE ASSETS AND GOODWILL
Goodwill
The following is a summary of the changes in goodwill, by segment, for the period ended October 31, 2020:

	Agriculture	Construction	International	Total
	(in thousands)
January 31, 2020	$949	$—	$1,378	$2,327
Arising from business combinations	484	—	—	484
Foreign currency translation	—	—	75	75
Impairment	—	—	(1,453)	(1,453)
October 31, 2020	$1,433	$—	$—	$1,433
The Company performs at least an annual impairment testing of goodwill and, due to ongoing losses and the impact of COVID-19, an interim impairment test was performed in the third quarter of fiscal 2021 for our Germany reporting unit. Under the impairment test, the fair value of the reporting unit is estimated using an income approach in which a discounted cash flow analysis is utilized, which includes a five-year forecast of future operating performance for the reporting unit and a terminal value that estimates sustained long-term growth. The discount rate applied to the estimated future cash flows reflects an estimate of the weighted-average cost of capital of comparable companies.
The quantitative goodwill impairment analysis for the Germany reporting unit indicated that the estimated fair value of the reporting unit was less than the carrying value. The implied fair value of the goodwill associated with the reporting unit approximated zero, thus requiring a full impairment charge of the goodwill carrying value of the reporting unit. As such, a goodwill impairment charge of $1.5 million was recognized for the three and nine months ended October 31, 2020, which is included in the impairment of goodwill amount in the consolidated statements of operations. The impairment charges arose as the result of lowered expectations of the future financial performance of this reporting unit. The Company's assumptions about future financial performance were impacted by the current year operating performance of this reporting unit and by the anticipated impact that challenging industry conditions, including COVID-19, may have on the future financial performance of this reporting unit. There were no goodwill impairment charges for the three and nine months ended October 31, 2019.
Indefinite-Lived Intangible Assets
The Company's indefinite-lived intangible assets consist of distribution rights assets. The following is a summary of the changes in indefinite-lived intangible assets, by segment, for the period ended October 31, 2020:

	Agriculture	Construction	International	Total
	(in thousands)
January 31, 2020	$6,070	$72	$1,870	$8,012
Arising from business combinations	195	—	—	195
Foreign currency translation	—	—	97	97
Impairment	—	—	(858)	(858)
October 31, 2020	$6,265	$72	$1,109	$7,446
The Company performs at least an annual impairment testing of its indefinite-lived distribution rights intangible assets and, due to ongoing losses and the impact of COVID-19, an interim test was completed in the third quarter of fiscal 2021 for our Germany assets. Under the impairment test, the fair value of distribution rights intangible assets is estimated based on a multi-period excess earnings model, an income approach. This model allocates future estimated earnings of the store/complex amongst working capital, fixed assets and other intangible assets of the store/complex and any remaining earnings (the "excess earnings") are allocated to the distribution rights intangible assets. The earnings allocated to the distribution rights are then discounted to arrive at the present value of the future estimated excess earnings, which represents the estimated fair value of the distribution rights intangible asset. The discount rate applied reflects the Company's estimate of the weighted-average cost of capital of comparable companies plus an additional risk premium to reflect the additional risk inherent in the distribution right asset.

The results of the Company's impairment testing for the Germany distribution rights intangible assets for the quarter ended October 31, 2020, indicated that the estimated fair value of the tested distribution rights was below the carrying value of such assets, thus requiring an impairment to be recognized. Impairment charges of $0.9 million were recognized for the three and nine months ended October 31, 2020 and included in the Impairment of Intangibles and Long-lived assets amount in the consolidated statements of operations. The impairment charges arose as the result of lowered expectations of the future financial performance of this reporting unit. The Company's assumptions about future financial performance were impacted by the current year operating performance of this reporting unit and by the anticipated impact that challenging industry conditions, including COVID-19, may have on the future financial performance of this reporting unit. There were no indefinite-lived intangible impairment charges for the three and nine months ended October 31, 2019.
NOTE 8 - FLOORPLAN PAYABLE/LINES OF CREDIT
    On April 3, 2020, the Company entered into a Third Amended and Restated Credit Agreement (the "Bank Syndicate Agreement") with a group of banks, that amended and restated the Company's prior $200.0 million credit facility, dated October 28, 2015. The Bank Syndicate Agreement provides for a secured credit facility in an amount up to $250.0 million, consisting of a $185.0 million floorplan facility (the "Floorplan Loan") and a $65.0 million operating line (the "Revolver Loan"), and changed the interest rates as compared to the prior credit facility, amongst other things. The amounts available under the Bank Syndicate Agreement are subject to base calculations and reduced by outstanding standby letters of credit and certain reserves. The Bank Syndicate Agreement includes a variable interest rate on outstanding balances, charges a 0.25% non-usage fee on the average monthly unused amount, and requires monthly payments of accrued interest. The Company elects at the time of any advance to choose a Base Rate Loan or a LIBOR Rate Loan. The LIBOR Rate is based upon one month, two month, or three month LIBOR, as chosen by the Company, but in no event shall the LIBOR Rate be less than 0.50%. The Base Rate is the greater of (a) the prime rate of interest announced, from time to time, by Bank of America; (b) the Federal Funds Rate plus 0.5%, or (c) one month LIBOR plus 1%, but in no event shall the Base Rate be less than zero. The applicable margin rate is determined based on excess availability under the Bank Syndicate Agreement and ranges from 0.5% to 1.0% for Base Rate Loans and 1.5% to 2.0% for LIBOR Rate Loans.
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
The Floorplan Loan under the Bank Syndicate Agreement is used to finance equipment inventory purchases. Amounts outstanding are recorded as floorplan payable, within current liabilities on the consolidated balance sheets, as the Company intends to repay amounts borrowed within one year.
The Revolver Loan under the Bank Syndicate Agreement is used to finance rental fleet equipment and for general working capital requirements of the Company. Amounts outstanding are recorded as long-term debt, within long-term liabilities on the consolidated balance sheets, as the Company does not have the intention or obligation to repay amounts borrowed within one year.
As of October 31, 2020, the Company had floorplan lines of credit totaling $765.0 million, which is primarily comprised of three significant floorplan lines of credit: (i) a $450.0 million credit facility with CNH Industrial, (ii) a $185.0 million line of credit under the Bank Syndicate Agreement, and (iii) a $60.0 million credit facility with DLL Finance LLC.
As of October 31, 2020 and January 31, 2020, the Company's outstanding balances of floorplan lines of credit consisted of the following:

	October 31, 2020	January 31, 2020
	(in thousands)
CNH Industrial	$138,588	$187,690
Bank Syndicate Agreement Floorplan Loan	49,750	—
Wells Fargo Floorplan Payable Line	—	82,700
DLL Finance	19,348	30,657
Other outstanding balances with manufacturers and non-manufacturers	80,151	70,725
	$287,837	$371,772

    As of October 31, 2020, the interest-bearing U.S. floorplan payables carried various interest rates ranging primarily from 2.25% to 3.07%, compared to a range of 4.05% to 4.81% as of January 31, 2020. As of October 31, 2020, foreign floorplan payables carried various interest rates primarily ranging from 1.20% to 4.84%, compared to a range of 0.86% to 7.66% as of January 31, 2020. As of October 31, 2020 and January 31, 2020, $164.6 million and $205.2 million, respectively, of outstanding floorplan payables were non-interest bearing. As of October 31, 2020, the Company had a compensating balance arrangement under one of its foreign floorplan credit facilities, which requires a minimum cash deposit to be maintained with the lender in the amount of $5.0 million for the term of the credit facility.
NOTE 9 - SENIOR CONVERTIBLE NOTES
    The Company's senior convertible notes matured, and the outstanding principal balance of $45.6 million was repaid in full, on May 1, 2019, and as such there was no interest expense for the three and nine months ended October 31, 2020 and three months ended October 31, 2019. For the nine months ended October 31, 2019, the Company recognized $0.8 million in interest expense associated with its senior convertible notes.
NOTE 10 - LONG TERM DEBT
    The following is a summary of long-term debt as of October 31, 2020 and January 31, 2020:

Description	Maturity Dates	Interest Rates	October 31, 2020	January 31, 2020
			(in thousands)
Mortgage loans, secured	Various through May 2039	2.09% to 5.1%	$23,015	$15,252
Sale-leaseback financing obligations	Various through December 2030	3.4% to 10.3%	16,832	17,781
Bank Syndicate Agreement - Revolver Loan	April 2025	2.25%	10,000	10,000
Vehicle loans, secured	Various through June 2026	1.7% to 3.94%	9,538	7,468
Other	January 2021	2.6%	147	1,067
Total debt			59,532	51,568
Less: current maturities			4,423	13,779
Long-term debt, net			$55,109	$37,789

NOTE 11 - DERIVATIVE INSTRUMENTS
The Company holds derivative instruments for the purpose of minimizing exposure to fluctuations in foreign currency exchange rates to which the Company is exposed in the normal course of its operations.
    The Company uses foreign currency forward contracts to hedge the effects of fluctuations in exchange rates on outstanding intercompany loans. The Company does not formally designate and document such derivative instruments as hedging instruments; however, the instruments are an effective economic hedge of the underlying foreign currency exposure. Both the gain or loss on the derivative instrument and the offsetting gain or loss on the underlying intercompany loan are recognized in earnings immediately, thereby eliminating or reducing the impact of foreign currency exchange rate fluctuations on net income. The Company's foreign currency forward contracts generally have three-month maturities, maturing on the last day of each fiscal quarter. No foreign currency contracts were outstanding as of January 31, 2020. The notional value of outstanding foreign currency contracts as of October 31, 2020 was $7.0 million.
    As of October 31, 2020, the fair value of the Company's outstanding derivative instruments was not material. Derivative instruments recognized as assets are recorded in prepaid expenses and other in the consolidated balance sheets, and derivative instruments recognized as liabilities are recorded in accrued expenses and other in the consolidated balance sheets.
    The following table sets forth the gains and losses recognized in income from the Company’s derivative instruments for the three and nine months ended October 31, 2020 and 2019. Gains and losses are recognized in Interest and other income (expense) in the consolidated statements of operations:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(in thousands)
Foreign currency contract gain (loss)	$471	$(3)	$660	$365

NOTE 12 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
    The following is a summary of the changes in accumulated other comprehensive income (loss), by component, for the periods ended October 31, 2020 and October 31, 2019:

	Foreign Currency Translation Adjustment	Net Investment Hedging Gain	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, January 31, 2020	$(5,931)	$2,711	$(3,220)
Other comprehensive loss	(528)	—	(528)
Balance, April 30, 2020	(6,459)	2,711	(3,748)
Other comprehensive income	778	—	778
Balance, July 31, 2020	(5,681)	2,711	(2,970)
Other comprehensive income	2,181	—	2,181
Balance, October 31, 2020	$(3,500)	$2,711	$(789)

	Foreign Currency Translation Adjustment	Net Investment Hedging Gain	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, January 31, 2019	$(5,051)	$2,711	$(2,340)
Other comprehensive loss	(771)	—	(771)
Balance, April 30, 2019	(5,822)	2,711	(3,111)
Other comprehensive income	1,012	—	1,012
Balance, July 31, 2019	(4,810)	2,711	(2,099)
Other comprehensive loss	(2,650)	—	(2,650)
Balance, October 31, 2019	$(7,460)	$2,711	$(4,749)

NOTE 13 - LEASES
As Lessee
    The Company, as lessee, leases certain of its dealership locations, office space, equipment and vehicles under operating and financing classified leasing arrangements. The Company has elected to not record leases with a lease term at commencement of 12 months or less on the consolidated balance sheet; such leases are expensed on a straight-line basis over the lease term. Many real estate lease agreements require the Company to pay the real estate taxes on the properties during the lease term and require that the Company maintain property insurance on each of the leased premises. Such payments are deemed to be variable lease payments as the amounts may change during the term of the lease. Certain leases include renewal options that can extend the lease term for periods of one to ten years. Most real estate leases grant the Company a right of first refusal or other options to purchase the real estate, generally at fair market value, either during the lease term or at its conclusion. In most cases, the Company has not included these renewal and purchase options within the measurement of the right-of-use asset and lease liability. Most often, the Company cannot readily determine the interest rate implicit in the lease and thus applies its incremental borrowing rate to capitalize the right-of-use asset and lease liability. The Company estimates its incremental borrowing rate by incorporating considerations of lease term, asset class and lease currency and geographical market. The Company's lease agreements do not contain any material non-lease components, residual value guarantees or material restrictive covenants.

    The Company subleases a small number of real estate assets to third-parties, primarily dealership locations for which it has ceased operations. All sublease arrangements are classified as operating leases.
    The components of lease expense were as follows:

		Three Months Ended October 31,		Nine Months Ended October 31,
	Classification	2020	2019	2020	2019
		(in thousands)		(in thousands)
Finance lease cost:
Amortization of leased assets	Operating expenses	$395	$373	$1,176	$1,080
Interest on lease liabilities	Other interest expense	108	143	351	421
Operating lease cost	Operating expenses and rental and other cost of revenue	4,541	4,613	13,329	14,154
Short-term lease cost	Operating expenses	81	41	270	201
Variable lease cost	Operating expenses	739	689	2,109	2,024
Sublease income	Interest and other income (expense)	(136)	(146)	(419)	(468)
		$5,728	$5,713	$16,816	$17,412

    Right-of-use lease assets and lease liabilities consist of the following:

	Classification	October 31, 2020	January 31, 2020
		(in thousands)
Assets
Operating lease assets	Operating lease assets	$81,401	$88,281
Finance lease assets(a)	Property and equipment, net of accumulated depreciation	5,478	6,297
Total leased assets		$86,879	$94,578
Liabilities
Current
Operating	Current operating lease liabilities	$12,373	$12,259
Finance	Accrued expenses and other	1,712	1,708
Noncurrent
Operating	Operating lease liabilities	80,782	88,387
Finance	Other long-term liabilities	3,121	4,103
Total lease liabilities		$97,988	$106,457

(a)Finance lease assets are recorded net of accumulated amortization of $2.6 million as of October 31, 2020 and $1.5 million as of January 31, 2020.
    Maturities of lease liabilities as of October 31, 2020 are as follows:

	Operating	Finance
	Leases	Leases	Total
Fiscal Year Ended January 31,	(in thousands)
2021 (remainder)	$4,481	$548	$5,029
2022	17,307	1,923	19,230
2023	16,248	1,269	17,517
2024	15,150	530	15,680
2025	13,998	424	14,422
2026	13,835	312	14,147
Thereafter	34,720	1,084	35,804
Total lease payments	115,739	6,090	121,829
Less: Interest	22,584	1,257	23,841
Present value of lease liabilities	$93,155	$4,833	$97,988
    The weighted-average lease term and discount rate as of October 31, 2020 are as follows:

October 31, 2020
Weighted-average remaining lease term (years):
Operating leases	7.4
Financing leases	5.0
Weighted-average discount rate:
Operating leases	6.0%
Financing leases	9.5%
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
    Revenue generated from leasing activities is disclosed, by segment, in Note 3. The following is the balance of our dedicated rental fleet assets, included in Property and equipment, net of accumulated depreciation in the consolidated balance sheet, of our Construction segment as of October 31, 2020 and January 31, 2020:

	October 31, 2020	January 31, 2020
	(in thousands)
Rental fleet equipment	$94,220	$104,133
Less accumulated depreciation	34,970	42,076
	$59,250	$62,057

NOTE 14 - FAIR VALUE MEASUREMENTS
As of October 31, 2020 and January 31, 2020, the fair value of the Company's foreign currency contracts, which are either assets or liabilities measured at fair value on a recurring basis, was not material. These foreign currency contracts were valued using a discounted cash flow analysis, which is an income approach, utilizing readily observable market data as inputs, which is classified as a Level 2 fair value measurement.
The Company also valued certain long-lived assets at fair value on a non-recurring basis as of October 31, 2020, April 30, 2020, and January 31, 2020 as part of its long-lived asset impairment testing. The estimated fair value of such assets as of October 31, 2020, April 30, 2020, and January 31, 2020 was $0.5 million, $0.4 million, and $2.8 million, respectively. Fair value was estimated through an income approach incorporating both observable and unobservable inputs, and are deemed to be Level 3 fair value inputs. The most significant unobservable inputs include forecasted net cash generated from the use of the assets and the discount rate applied to such cash flows to arrive at a fair value estimate. In addition, in certain instances the Company estimated the fair value of long-lived assets to approximate zero as no future cash flows were assumed to be generated from the use of such assets and the expected value to be realized upon disposition was deemed to be nominal.
The Company also has financial instruments that are not recorded at fair value in the consolidated balance sheets, including cash, receivables, payables and long-term debt. The carrying amounts of these financial instruments approximated their fair values as of October 31, 2020 and January 31, 2020. Fair value of these financial instruments was estimated based on Level 2 fair value inputs.
NOTE 15 - INCOME TAXES
    Our effective tax rate was 28.3% and 33.8% for the three months ended October 31, 2020 and October 31, 2019 and was 26.5% and 31.3% for the nine months ended October 31, 2020 and October 31, 2019. Our effective tax rate differs from the domestic federal statutory tax rate due to the impact of state taxes, the mix of domestic and foreign income or losses, the impact of the recognition of valuation allowance on certain of our foreign deferred tax assets, including net operating losses, the impact of foreign currency fluctuations on our Ukrainian business and discrete events that take place throughout the year, primarily the tax impact of share based payments.
NOTE 16 - BUSINESS COMBINATIONS
Fiscal 2021
On May 4, 2020, the Company acquired certain assets of HorizonWest Inc. This acquired CaseIH agriculture dealership complex consisted of three agriculture equipment stores in Scottsbluff and Sidney, Nebraska and Torrington, Wyoming, which expanded the Company's agriculture presence in Nebraska and into Wyoming. The total consideration transferred for the acquired business was $6.8 million paid in cash.
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
    On October 1, 2019, the Company acquired certain assets of Uglem-Ness Co. The acquired business consisted of one Case IH agriculture equipment store in Northwood, North Dakota. The service area is contiguous to the Company's existing locations in Grand Forks and Casselton, North Dakota and Ada, Minnesota. The total consideration transferred for the acquired business was $10.9 million paid in cash.
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
Purchase Price Allocation
Each of the above acquisitions has been accounted for under the acquisition method of accounting, which requires the Company to estimate the acquisition date fair value of the assets acquired and liabilities assumed. The accounting for all business combinations was complete as of October 31, 2020.
The following table presents the aggregate purchase price allocations for all acquisitions completed during the nine months ended October 31, 2020 and twelve months ended January 31, 2020:

	October 31, 2020	January 31, 2020
	(in thousands)
Assets acquired:
Cash	$1	$—
Receivables	—	440
Inventories	4,260	6,466
Prepaid expenses and other	48	—
Property and equipment	1,752	3,810
Operating lease assets	2,006	—
Intangible assets	245	1,973
Goodwill	484	1,198
	8,796	13,887

Liabilities assumed:
Current operating lease liabilities	159	—
Operating lease liabilities	1,847	—
	2,006	—
Net assets acquired	$6,790	$13,887

Goodwill recognized by segment:
Agriculture	$484	$699
Construction	—	—
International	—	499
Goodwill expected to be deductible for tax purposes	$484	$1,198
    The recognition of goodwill in the above business combinations arose from the acquisition of an assembled workforce and anticipated synergies expected to be realized. For the business combinations occurring during the twelve months ended January 31, 2020, the Company recognized a customer relationship intangible asset of $0.2 million, a non-competition intangible asset of $0.1 million, and a distribution rights intangible asset of $1.6 million. For the business combinations occurring during the nine months ended October 31, 2020, the Company recognized a non-competition intangible asset of $0.1 million, and a distribution rights intangible asset of $0.2 million. The customer relationship and non-competition assets will be amortized over periods ranging from three to five years. The distribution rights assets are indefinite-lived intangible assets not subject to amortization. The Company estimated the fair value of the intangible assets using a multi-period excess earnings model, which is an income approach. Acquisition related costs were not material for the nine months ended October 31, 2020 or 2019, and have been expensed as incurred and recognized as operating expenses in the consolidated statements of operations.
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
Certain financial information for each of the Company’s business segments is set forth below.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Revenue
Agriculture	$220,625	$214,073	$583,326	$533,538
Construction	79,030	78,031	216,862	232,813
International	61,217	68,832	174,357	187,856
Total	$360,872	$360,936	$974,545	$954,207

Income (Loss) Before Income Taxes
Agriculture	$13,575	$10,259	$26,490	$18,312
Construction	1,448	347	(50)	(541)
International	(2,424)	2,061	(3,136)	2,783
Segment income before income taxes	12,599	12,667	23,304	20,554
Shared Resources	1,225	(258)	1,961	(1,233)
Total	$13,824	$12,409	$25,265	$19,321

	October 31, 2020	January 31, 2020
	(in thousands)
Total Assets
Agriculture	$421,556	$444,942
Construction	232,236	275,645
International	189,239	191,513
Segment assets	843,031	912,100
Shared Resources	57,825	63,243
Total	$900,856	$975,343

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
Demand for agricultural equipment and, to a lesser extent, parts and service support, are impacted by agricultural commodity prices and net farm income. Based on September 2020 U.S. Department of Agriculture publications, the estimate of net farm income for calendar year 2020 indicated an approximate 22.7% increase as compared to calendar year 2019, and an approximate 3.0% increase in net farm income for calendar year 2019, as compared to calendar year 2018.
For the third quarter of fiscal 2021, our net income was $9.9 million, or $0.44 per diluted share, compared to a fiscal 2020 third quarter net income of $8.2 million, or $0.37 per diluted share. Our adjusted diluted earnings per share was $0.58 for the third quarter of fiscal 2021, compared to $0.48 for the third quarter of fiscal 2020. See the Non-GAAP Financial Measures section below for a reconciliation of adjusted diluted earnings per share to diluted earnings per share, the most comparable GAAP financial measure. Significant factors impacting the quarterly comparisons were:
•Revenue in the third quarter of fiscal 2021 was flat compared to the third quarter of fiscal 2020. Increased revenue from parts and service was offset by lower equipment and rental and other revenue. Total same store sales were down 2.1% compared to the prior year third quarter as the Northwood (ND) location was acquired late in the third quarter of fiscal 2020 and the Scottsbluff (NE), Sidney (NE) and Torrington (WY) locations were acquired in the second quarter of fiscal 2021. Parts and service revenue within our Agriculture segment in the third quarter of fiscal 2020 was positively impacted by good harvest conditions throughout most of our footprint.
•Impairments in the third quarter of fiscal 2021 were $2.6 million compared to $0.1 million in the third quarter of fiscal 2020. The increase was attributable to the impairment of goodwill and other intangible assets in one of our International reporting units.
•Operating expenses decreased 7.0% compared to the third quarter of fiscal 2020 despite adding the four acquired locations. This was achieved through managed expense reductions, primarily in the Construction and International segments, and lower expenses in all segments due to the COVID-19 pandemic such as reduced travel and fuel expenses.
•Floorplan and other interest expense decreased a combined 29.4% in the third quarter of fiscal 2021, as compared to the third quarter last year, due to an overall lower interest rate environment, a lower interest rate spread under our new five-year Bank Syndicate Agreement that was finalized in April 2020, and a lower borrowings on our line of credit.
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

Since the beginning of the COVID-19 pandemic, the safety of our employees and customers has been and continues to be our top concern. At the onset of the pandemic, we organized a COVID Task Force to implement safety protocols and to quickly respond to matters related to the pandemic at our locations.
Even though we are considered an essential business, in response to the COVID-19 pandemic, the Company closed its U.S. stores to the public in March 2020 but continued operations through social distancing means in all areas: equipment, parts, service and rental. Beginning in May 2020, we began fully reopening our stores to the public, following pandemic safety protocols, and by June 2020 all of our locations were once again open to the public. Additionally, our International stores have also been following pandemic safety protocols set forth by each country and local government authority, which at times have included border shutdowns and curfew regulations.
With the number of cases within our footprint on the rise throughout the third quarter of fiscal 2021, we continue to follow the requirements of the local authorities for each of our locations to determine mandates and social distancing policies. As a result of some of the improvements we have made since the beginning of the pandemic, such as physical barriers, cleaning policies, social distancing, and mask mandates, the Company has no plans to close all of its U.S. stores to the public as we did in the spring of fiscal 2021. Any such decision to close a U.S. store to the public, if it is made, will be determined on a location by location basis so as to protect our employees and customers while continuing to provide customers with the service expected from the Company.
We believe that each of our business segments, has been and will continue to be, impacted by the COVID-19 pandemic to varying degrees, although the actual ultimate impact has been and will continue to be subject to many variables and uncertainties many of which are currently unknown or outside of our control.
Agriculture
Overall, we believe COVID-19 has created challenging industry conditions resulting in supply chain disruptions affecting areas such as ethanol, livestock and international trade. These conditions impacted agricultural commodities early in the year, but were later offset by other more positive macro conditions, such as U.S. crop production and increased commodity exports. The variability in commodity prices makes it difficult to estimate the extent and timing of this impact on our equipment sales. However, we believe our parts and service business has been less negatively impacted by COVID-19, as our customers are continuing to experience wear and tear on their equipment. Also, offsetting some of the challenges in the agriculture industry will be government support programs for our farm customers, such as the $16 billion Coronavirus Food Assistance Program (CFAP).
Construction
We believe all revenue categories of equipment, parts, service and rental have been negatively impacted in this segment as a result of COVID-19, with such effects expected to continue as long as pandemic related macroeconomic stress and uncertainties persist. Examples of such macroeconomic stressors include: lower oil prices, higher unemployment, lower GDP, and reduced government spending on infrastructure projects. We believe all of these factors have lead to lower overall U.S. construction spending.
International
In addition to the industry challenges indicated for our Agriculture segment, our International segment is also being negatively impacted by border shutdowns, timing of equipment shipments and, from time to time, more stringent in-country pandemic regulations. We believe all revenue categories in this segment have been more negatively impacted than our Agriculture segment because of these additional challenges and the general lack of government support programs for our International farm customers.
Acquisitions
Fiscal 2021
On May 4, 2020, the Company acquired certain assets of HorizonWest Inc. This acquired Case IH agriculture dealership complex consisted of three agriculture equipment stores in Scottsbluff and Sidney, Nebraska and Torrington, Wyoming, which expanded the Company's agriculture presence in Nebraska and into Wyoming. The total consideration transferred for the acquired business was $6.8 million paid in cash, which the Company financed through available cash resources and capacity under our existing floorplan payable and other credit facilities. The three HorizonWest dealerships are included within our Agriculture segment.
Fiscal 2020

    On October 1, 2019, we acquired certain assets of Uglem-Ness Co., a single store Case IH agriculture equipment dealership in Northwood, North Dakota. The acquisition continues our strategy of acquiring dealerships in agriculture markets contiguous to our current North American agriculture stores. The service area of Uglem-Ness is contiguous to our existing locations in Grand Forks and Casselton, North Dakota and Ada, Minnesota. The total consideration paid in the acquisition was $10.9 million, which the Company financed through available cash resources and capacity under our existing floorplan payable and other credit facilities. The Northwood, ND dealership is included within our Agriculture segment.
ERP Transition
The Company is in the process of converting to a new Enterprise Resource Planning ("ERP") application. The new ERP application is expected to provide data-driven and mobile-enabled sales and support tools to improve employee efficiency and deliver an enhanced customer experience. The Company integrated one pilot store on the new ERP system in the second quarter of fiscal 2021 and expects all domestic stores to be migrated to the new ERP during the second or third quarter of fiscal 2022. We have prospectively adjusted the useful life of our current ERP application such that it will be fully amortized upon its estimated replacement date.
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
Comparative financial data for each of our four sources of revenue are expressed below.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(dollars in thousands)		(dollars in thousands)
Equipment
Revenue	$240,901	$245,986	$662,060	$654,376
Cost of revenue	215,770	219,484	593,048	583,345
Gross profit	$25,131	$26,502	$69,012	$71,031
Gross profit margin	10.4%	10.8%	10.4%	10.9%
Parts
Revenue	$76,778	$70,788	$194,846	$181,928
Cost of revenue	53,556	49,834	136,205	128,380
Gross profit	$23,222	$20,954	$58,641	$53,548
Gross profit margin	30.2%	29.6%	30.1%	29.4%
Service
Revenue	$30,696	$27,553	$84,282	$77,215
Cost of revenue	10,254	8,950	28,263	25,170
Gross profit	$20,442	$18,603	$56,019	$52,045
Gross profit margin	66.6%	67.5%	66.5%	67.4%
Rental and other
Revenue	$12,497	$16,609	$33,357	$40,688
Cost of revenue	8,741	10,894	23,379	27,612
Gross profit	$3,756	$5,715	$9,978	$13,076
Gross profit margin	30.1%	34.4%	29.9%	32.1%
The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Revenue
Equipment	66.8%	68.2%	67.9%	68.6%
Parts	21.3%	19.6%	20.0%	19.1%
Service	8.5%	7.6%	8.6%	8.1%
Rental and other	3.5%	4.6%	3.4%	4.3%
Total Revenue	100.0%	100.0%	100.0%	100.0%
Total Cost of Revenue	79.9%	80.1%	80.1%	80.1%
Gross Profit Margin	20.1%	19.9%	19.9%	19.9%
Operating Expenses	15.0%	16.1%	16.4%	17.4%
Impairment of Goodwill	0.4%	—%	0.1%	—%
Impairment of Intangible and Long-Lived Assets	0.3%	—%	0.1%	—%
Income from Operations	4.4%	3.8%	3.1%	2.5%
Other Income (Expense)	(0.6)%	(0.3)%	(0.6)%	(0.5)%
Income Before Income Taxes	3.8%	3.4%	2.6%	2.0%
Provision for Income Taxes	1.1%	1.2%	0.7%	0.6%
Net Income	2.7%	2.3%	1.9%	1.4%

Three Months Ended October 31, 2020 Compared to Three Months Ended October 31, 2019
Consolidated Results
Revenue

	Three Months Ended October 31,		Increase/	Percent
	2020	2019	(Decrease)	Change
	(dollars in thousands)
Equipment	$240,901	$245,986	$(5,085)	(2.1)%
Parts	76,778	70,788	5,990	8.5%
Service	30,696	27,553	3,143	11.4%
Rental and other	12,497	16,609	(4,112)	(24.8)%
Total Revenue	$360,872	$360,936	$(64)	—%
     Total revenue for the third quarter of fiscal 2021 was virtually flat compared to the third quarter of fiscal 2020. Increased revenue from parts and service was offset by lower equipment and rental and other revenue. Company-wide same-store sales in the third quarter of fiscal 2021 decreased 2.1% versus the comparable period in fiscal 2020. The most significant decrease in same store sales occurred in the International segment with same-store sales decreasing 11.1% from the prior year quarter.
Gross Profit

	Three Months Ended October 31,		Increase/	Percent
	2020	2019	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$25,131	$26,502	$(1,371)	(5.2)%
Parts	23,222	20,954	2,268	10.8%
Service	20,442	18,603	1,839	9.9%
Rental and other	3,756	5,715	(1,958)	(34.3)%
Total Gross Profit	$72,551	$71,774	$778	1.1%
Gross Profit Margin
Equipment	10.4%	10.8%	(0.4)%	(3.7)%
Parts	30.2%	29.6%	0.6%	2.0%
Service	66.6%	67.5%	(0.9)%	(1.3)%
Rental and other	30.1%	34.4%	(4.3)%	(12.5)%
Total Gross Profit Margin	20.1%	19.9%	0.2%	1.0%
Gross Profit Mix
Equipment	34.6%	36.9%	(2.3)%	(6.2)%
Parts	32.0%	29.2%	2.8%	9.6%
Service	28.2%	25.9%	2.3%	8.9%
Rental and other	5.2%	8.0%	(2.8)%	(35.0)%
Total Gross Profit Mix	100.0%	100.0%
     Gross profit for the third quarter of fiscal 2021 increased 1.1% or $0.8 million, as compared to the same period last year. Gross profit margin also improved to 20.1% in the current quarter from 19.9% in the prior year quarter. The increase in gross profit and gross profit margin was primarily the result of a change in gross profit mix resulting from a greater percentage of revenue generated by our higher margin parts and service businesses.
Our company-wide absorption rate — which is calculated by dividing our gross profit from sales of parts, service and rental fleet by our operating expenses, less commission expense on equipment sales, plus interest expense on floorplan payables and rental fleet debt — increased to 94.2% for the third quarter of fiscal 2021 compared to 82.6% during the same period last year as the increase in gross profit from parts and service in the third quarter of fiscal 2021 combined with lower operating and floorplan interest expenses generated the improved absorption rate compared to that of the prior year quarter.

Operating Expenses

	Three Months Ended October 31,		Increase/	Percent
	2020	2019	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$54,115	$58,184	$(4,069)	(7.0)%
Operating Expenses as a Percentage of Revenue	15.0%	16.1%	(1.1)%	(6.8)%
Our operating expenses in the third quarter of fiscal 2021 decreased 7.0%, as compared to the third quarter of fiscal 2020. The increased operating expenses of four acquired locations, which were not in the prior year quarter, were more than offset by managed expense reductions in our Construction and International segments and various lower operating expenses caused by COVID-19 such as reduced travel and fuel costs. Operating expenses as a percentage of revenue decreased to 15.0% in the third quarter of fiscal 2021 from 16.1% in the third quarter of fiscal 2020.
Impairment Charges

	Three Months Ended October 31,		Increase/	Percent
	2020	2019	Decrease	Change
	(dollars in thousands)
Impairment of Goodwill	$1,453	$—	$1,453	100.0%
Impairment of Intangible and Long-Lived Assets	1,103	51	1,052	n/m
    We recognized $1.5 million in impairment expense related to certain goodwill assets in our International segment in the third quarter of fiscal 2021. We also recognized impairment expense related to other intangible assets and long-lived assets of $1.1 million primarily in our International segment during the same period. The total impairment expense of $2.6 million is an increase compared to the impairment expense in third quarter of fiscal 2020 of $0.1 million.
Other Income (Expense)

	Three Months Ended October 31,		Increase/	Percent
	2020	2019	(Decrease)	Change
	(dollars in thousands)
Interest and other income (expense)	$(360)	$1,273	$(1,633)	n/m
Floorplan interest expense	(757)	(1,448)	(691)	(47.7)%
Other interest expense	(940)	(955)	(15)	(1.6)%
Floorplan interest expense decreased 47.7% in the third quarter of fiscal 2021, as compared to the third quarter of fiscal 2020, due to an overall lower interest rate environment, a lower interest rate spread under our new five-year Bank Syndicate Agreement that was finalized in April 2020, and lower borrowings on our line of credit. The decrease in Interest and other income (expense) was primarily due to foreign currency remeasurement losses in Ukraine, resulting from a devaluation of the Ukrainian hyrvnia in the third quarter of fiscal 2021.
Provision for Income Taxes

	Three Months Ended October 31,		Increase/	Percent
	2020	2019	(Decrease)	Change
	(dollars in thousands)
Provision for Income Taxes	$3,912	$4,195	$(283)	(6.7)%
     Our effective tax rate was 28.3% for the third quarter of fiscal 2021 and 33.8% for the third quarter of fiscal 2020. In the current quarter our effective tax rate differed from the 21.0% domestic federal statutory tax rate primarily due to the impact of state taxes, share-based payments, foreign currency fluctuations on our Ukrainian business and a partial valuation allowance recorded on the deferred tax assets of our Germany entity.
Segment Results
Certain financial information for our Agriculture, Construction and International business segments is presented below. “Shared Resources” in the table below refers to the various unallocated income/(expense) items that we have retained at the general corporate level. Revenue between segments is immaterial.

	Three Months Ended October 31,		Increase/	Percent
	2020	2019	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$220,625	$214,073	$6,552	3.1%
Construction	79,030	78,031	999	1.3%
International	61,217	68,832	(7,615)	(11.1)%
Total	$360,872	$360,936	$(64)	—%

Income (Loss) Before Income Taxes
Agriculture	$13,575	$10,259	$3,316	32.3%
Construction	1,448	347	1,101	n/m
International	(2,424)	2,061	(4,485)	n/m
Segment income before income taxes	12,599	12,667	(68)	(0.5)%
Shared Resources	1,225	(258)	1,483	n/m
Total	$13,824	$12,409	$1,415	11.4%
Agriculture
Agriculture segment revenue for the third quarter of fiscal 2021 increased 3.1% compared to the third quarter of fiscal 2020. The higher revenue was driven by increases in our parts and service businesses. Parts and service revenue continued to benefit from an aging customer fleet and all sources of revenue in this segment benefited from the addition of four locations that were not included in the full prior year quarter. Parts and service also benefited in the quarter from good harvest conditions throughout much of our footprint in the quarter. Same-store sales of our Agriculture segment decreased 1.3% for the third quarter of fiscal 2021 as compared to the third quarter of fiscal 2020.
Agriculture segment income before income taxes was $13.6 million for the third quarter of fiscal 2021 compared to $10.3 million for the third quarter of fiscal 2020. The improvement in segment results was primarily due to the higher parts and service revenue as well as the addition of the four acquired locations. Increased operating expenses for the quarter were partially offset by a decrease in traveling expenses due to COVID-19. Lower floorplan and other interest expense for the third quarter of fiscal 2021, as compared to the third quarter of fiscal 2020, also contributed to the improvement in segment results.
Construction
Construction segment revenue for the third quarter of fiscal 2021 increased 1.3% compared to the third quarter of fiscal 2020. The higher revenue was driven by increases in our equipment sales, as compared to the prior year’s third quarter. This increase was partially offset by lower rental and other revenue, which was down due to a smaller fleet and lower utilization compared to the prior year driven by more difficult industry conditions such as lower oil prices and a general slowdown in the economy due to COVID-19. Higher revenues were offset by the divestiture of the Albuquerque, New Mexico store in the fourth quarter of fiscal 2020. Same-store sales of our Construction segment increased 3.6% for the third quarter of fiscal 2021, as compared to the third quarter of fiscal 2020.
Our Construction segment income before taxes was $1.4 million for the third quarter of fiscal 2021 compared to $0.3 million in the third quarter of fiscal 2020. Lower gross profits in this segment were more than offset by managed operating expense reductions and interest expense savings compared to that of the prior year. The dollar utilization — which is calculated by dividing the rental revenue earned on our rental fleet by the average gross carrying value of our rental fleet (comprised of original equipment costs plus additional capitalized costs) for that period — of our rental fleet decreased from 30.4% in the third quarter of fiscal 2020 to 25.7% in the third quarter of fiscal 2021.
International
    International segment revenue and same-store sales, for the third quarter of fiscal 2021 decreased 11.1% compared to the third quarter of fiscal 2020. All primary sources of revenue — equipment, parts and service — declined for the segment's third quarter of fiscal 2021, as compared to the prior year's third quarter. Lower segment revenue was driven by decreased customer demand due to below average yields in certain areas of our International footprint as well as overall challenging economic and business conditions due to COVID-19.

Our International segment loss before income taxes was $2.4 million for the third quarter of fiscal 2021 compared to segment income of $2.1 million for the same period last year. The decrease in segment income was the result of lower revenues and impairment of goodwill and other intangible assets in our Germany reporting unit. In the third quarter of fiscal 2020, the International segment was positively impacted by foreign currency gains resulting from a strengthening U.S. dollar relative to the Euro and a strengthening Ukrainian hryvnia relative to the U.S. dollar.
Shared Resources/Eliminations
We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate most of these net expenses to our segments. Since these allocations are set early in the year, and a portion is planned to be unallocated, unallocated balances may occur. Shared Resources income before income taxes was $1.2 million for the third quarter of fiscal 2021 compared to a loss before income taxes of $0.3 million for the same period last year. The increase in Shared Resources income was the result of operating expense reductions due to COVID-19 as well as interest expense reductions due to a lower interest rate environment and lower borrowings, compared to the same period last year.

Nine Months Ended October 31, 2020 Compared to Nine Months Ended October 31, 2019
Consolidated Results
Revenue

	Nine Months Ended October 31,		Increase/	Percent
	2020	2019	(Decrease)	Change
	(dollars in thousands)
Equipment	$662,060	$654,376	$7,684	1.2%
Parts	194,846	181,928	12,918	7.1%
Service	84,282	77,215	7,067	9.2%
Rental and other	33,357	40,688	(7,331)	(18.0)%
Total Revenue	$974,545	$954,207	$20,338	2.1%
Total revenue for the first nine months of fiscal 2021 was up 2.1% or $20.3 million compared to the first nine months of fiscal 2020, and was driven by increases in revenue from our equipment, parts and service businesses. These increases occurred in our Agriculture segment but were partially offset by lower revenue in our Construction and International segments. Company-wide same-store sales increased 0.5% over the comparable prior year period. Same-store sale increases in our Agriculture segment more than offset the decreases in same-store sales in our other two segments. Our total revenue increase was also positively impacted by the addition of the four acquired locations.
Gross Profit

	Nine Months Ended October 31,		Increase/	Percent
	2020	2019	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$69,012	$71,031	$(2,019)	(2.8)%
Parts	58,641	53,548	5,093	9.5%
Service	56,019	52,045	3,974	7.6%
Rental and other	9,978	13,076	(3,097)	(23.7)%
Total Gross Profit	$193,650	$189,700	$3,951	2.1%
Gross Profit Margin
Equipment	10.4%	10.9%	(0.5)%	(4.6)%
Parts	30.1%	29.4%	0.7%	2.4%
Service	66.5%	67.4%	(0.9)%	(1.3)%
Rental and other	29.9%	32.1%	(2.2)%	(6.9)%
Total Gross Profit Margin	19.9%	19.9%	—%	—%
Gross Profit Mix
Equipment	35.6%	37.4%	(1.8)%	(4.8)%
Parts	30.3%	28.2%	2.1%	7.4%
Service	28.9%	27.4%	1.5%	5.5%
Rental and other	5.2%	7.0%	(1.8)%	(25.7)%
Total Gross Profit Mix	100.0%	100.0%
     The $4.0 million increase in gross profit for the first nine months of fiscal 2021, as compared to the same period last year, was primarily due to higher parts and service revenue for the first nine months of fiscal 2021 partially offset by lower equipment margins and lower revenues in our rental and other business.
Our company-wide absorption rate for the first nine months of fiscal 2021 increased to 82.7% as compared to 76.1% during the same period last year as the increase in gross profit from parts and service combined with lower operating expenses and lower floorplan interest expense generated the improved absorption rate compared to that of the prior year nine month period.

Operating Expenses

	Nine Months Ended October 31,		Increase/	Percent
	2020	2019	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$160,252	$165,594	$(5,342)	(3.2)%
Operating Expenses as a Percentage of Revenue	16.4%	17.4%	(1.0)%	(5.7)%
    Our operating expenses for the first nine months of fiscal 2021 decreased $5.3 million as compared to the first nine months of fiscal 2020. The increased operating expenses of four acquired locations, which were not in the prior year nine-month period, were more than offset by managed expense reductions in our Construction and International segments and various lower operating expenses caused by COVID-19 such as reduced travel and fuel costs. Operating expenses as a percentage of revenue decreased to 16.4% in the first nine months of fiscal 2021 from 17.4% in the first nine months of fiscal 2020. The decrease in operating expenses as a percentage of total revenue was due to lower expenses combined with the increase in total revenue in the first nine months of fiscal 2021, as compared to the the first nine months of fiscal 2020, which positively affected our ability to leverage our fixed operating costs.
Restructuring Costs

	Nine Months Ended October 31,		Increase/	Percent
	2020	2019	Decrease	Change
	(dollars in thousands)
Impairment of Goodwill	$1,453	$—	$1,453	100.0%
Impairment of Intangible and Long-Lived Assets	1,319	186	1,133	n/m
    We recognized $1.5 million in impairment expense related to certain goodwill assets in the International segment in the first nine months of fiscal 2021. We also recognized $1.3 million, primarily in our International segment, and $0.2 million of impairment charges on certain intangible assets and long-lived assets during first nine months of fiscal 2021 and 2020, respectively.
Other Income (Expense)

	Nine Months Ended October 31,		Increase/	Percent
	2020	2019	(Decrease)	Change
	(dollars in thousands)
Interest and other income (expense)	$333	$2,687	$(2,354)	(87.6)%
Floorplan interest expense	(2,811)	(3,724)	(913)	(24.5)%
Other interest expense	(2,884)	(3,562)	(678)	(19.0)%
     Floorplan interest expense decreased 24.5% for the first nine months of fiscal 2021, as compared to the same period last year, due to an overall lower interest rate environment as well as a lower interest rate spread under our new five-year Bank Syndicate Agreement that was finalized in April 2020. The decrease in other interest expense in the first nine months of fiscal 2021, as compared to the first nine months of fiscal 2020, is the result of our repayment in full of the outstanding balance of our senior convertible notes in May 2019. The decrease in Interest and other income (expense) in the first nine months of fiscal 2021 as compared to the the same period of fiscal 2020 is primarily the result of differences in foreign currency gains and losses recognized during the periods. The U.S. dollar strengthened relative to the Euro and the Ukrainian hyrvia strengthened relative to the U.S. dollar in fiscal 2020 creating foreign currency gains in fiscal 2020.

Provision for Income Taxes

	Nine Months Ended October 31,		Increase/	Percent
	2020	2019	Decrease	Change
	(dollars in thousands)
Provision for Income Taxes	$6,691	$6,041	$650	10.8%
     Our effective tax rate was 26.5% for the first nine months of fiscal 2021 and 31.3% for the same period last year. In the nine-month period of fiscal our effective tax rate differed from the 21.0% domestic federal statutory tax rate primarily due to the impact of state taxes, share-based payments, foreign currency fluctuations on our Ukrainian business and a partial valuation allowance recorded on the deferred tax assets of our Germany entity. The effective tax rate for the first nine months fiscal 2020 was impacted by foreign currency gains recognized as a result of a strengthening Ukrainian hryvnia, which had increased our effective tax rate by approximately seven percentage points for the first nine months of fiscal 2020.
Segment Results
Certain financial information for our Agriculture, Construction and International business segments is presented below. “Shared Resources” in the table below refers to the various unallocated income/(expense) items that we have retained at the general corporate level. Revenue between segments is immaterial.

	Nine Months Ended October 31,		Increase/	Percent
	2020	2019	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$583,326	$533,538	$49,788	9.3%
Construction	216,862	232,813	(15,951)	(6.9)%
International	174,357	187,856	(13,499)	(7.2)%
Total	$974,545	$954,207	$20,338	2.1%

Income (Loss) Before Income Taxes
Agriculture	$26,490	$18,312	$8,178	44.7%
Construction	(50)	(541)	491	90.8%
International	(3,136)	2,783	(5,919)	n/m
Segment income before income taxes	23,304	20,554	2,750	13.4%
Shared Resources	1,961	(1,233)	3,194	n/m
Total	$25,265	$19,321	$5,944	30.8%
Agriculture
Agriculture segment revenue for the first nine months of fiscal 2021 increased 9.3% compared to the same period last year. We experienced increases across our equipment, parts and service businesses. Equipment sales were supported by replacement demand and the delay of customer purchases from the fourth quarter of fiscal 2020 to the first quarter of the current year due to the late and difficult harvest conditions in areas of our footprint last year. Parts and service revenue continued to benefit from an aging customer fleet and all sources of revenue in this segment benefited from the addition of four locations that were not in the prior year nine-month period. Same-store sales increased 5.1% for the first nine months of fiscal 2021, as compared to the same period last year.
Agriculture segment income before income taxes was $26.5 million for the first nine months of fiscal 2021 compared to $18.3 million over the first nine months of fiscal 2020. The improvement in segment results was the result of increased revenue and a higher mix of higher margin parts and service business, but was partially offset by increased operating expenses due to the addition of four locations.

Construction
Construction segment revenue for the first nine months of fiscal 2021 decreased 6.9% compared to the same period last year, due to a same-store sales decrease of 4.1% and our divestiture of the Albuquerque, New Mexico store in the fourth quarter of fiscal year 2020. All sources of revenue – equipment, parts, service and rental and other – declined in the current year nine-month period, as compared to the prior year’s nine-month period. The overall lower same-store sales are a result of decreased customer sentiment, lower oil prices, and a general slowdown in the economy due to COVID-19.
Our Construction segment loss before income taxes was $0.1 million for the first nine months of fiscal 2021 compared to $0.5 million for the first nine months of fiscal 2020. The increase in segment results was primarily due to decreased operating and interest expenses partially offset by lower revenues compared to the prior year preiod. The dollar utilization of our rental fleet decreased from 25.5% in the first nine months of fiscal 2020 to 22.2% in the first nine months of fiscal 2021.
International
International segment revenue for the first nine months of fiscal 2021 decreased 7.2% compared to the same period last year as a result of lower equipment sales. Lower segment revenue was driven by decreased customer demand due to below average yields in certain areas of our International footprint as well as overall challenging economic and business conditions due to COVID-19.
Our International segment loss before income taxes was $3.1 million for the first nine months of fiscal 2021 compared to income before income taxes of $2.8 million for the same period last year. The lower segment results were the result of decreased equipment revenue and the resulting negative impact on our ability to leverage our fixed operating costs within this segment and impairment charges. Impairment charges of $2.3 million were recognized in the first nine months of fiscal 2021, related to the impairment of the goodwill balance and a portion of the distribution rights of our Germany reporting unit.
Shared Resources/Eliminations
We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate most of these net expenses to our segments. Since these allocations are set early in the year, and a portion is planned to be unallocated, unallocated balances may occur. Shared Resources income before income taxes was $2.0 million for the first nine months of fiscal 2021 compared to loss before income taxes of $1.2 million for the same period last year. The increase in Shared Resources income was the result of operating expense reductions due to COVID-19 as well as interest expense reductions due to a lower interest rate environment and lower borrowings, compared to the same period last year.

Non-GAAP Financial Measures
    To supplement net income and diluted earnings per share ("Diluted EPS"), both GAAP measures, we present adjusted net income and adjusted Diluted EPS, both non-GAAP measures, which include adjustments for valuation allowances for income tax, ERP transition costs, impairment charges and foreign currency remeasurement in Ukraine resulting from valuation changes of the Ukrainian hryvnia. We believe that the presentation of adjusted net income and adjusted Diluted EPS is relevant and useful to our management and investors because it provides a measurement of earnings on activities that we consider to occur in the ordinary course of our business. Adjusted net income and adjusted Diluted EPS should be evaluated in addition to, and not considered a substitute for, or superior to, the most comparable GAAP measure. In addition, other companies may calculate these non-GAAP measures in a different manner, which may hinder comparability of our adjusted results with those of other companies.
    The following tables reconcile (i) net income, a GAAP measure, to adjusted net income and (ii) Diluted EPS, a GAAP measure, to adjusted Diluted EPS:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(dollars in thousands, except per share data)
Adjusted Net Income
Net Income	$9,912	$8,214	$18,574	$13,280
Adjustments
ERP transition costs	765	2,062	2,250	4,778
Impairment charges	2,555	51	2,771	186
Ukraine remeasurement (gain) / loss	339	(435)	974	(588)
Total Pre-Tax Adjustments	3,659	1,678	5,995	4,376
Less: Tax Effect of Adjustments (1)	1,566	(846)	2,613	(417)
Plus: Income Tax Valuation Allowance	1,018	—	1,018	—
Total Adjustments	3,111	2,524	4,400	4,793
Adjusted Net Income	$13,023	$10,738	$22,974	$18,073

Adjusted Diluted EPS
Diluted EPS	$0.44	$0.37	$0.83	$0.60
Adjustments (2)
ERP transition costs	0.03	0.09	0.10	0.21
Impairment charges	0.11	—	0.12	0.01
Ukraine remeasurement (gain) / loss	0.02	(0.02)	0.04	(0.03)
Total Pre-Tax Adjustments	0.16	0.07	0.26	0.19
Less: Tax Effect of Adjustments (1)	0.07	(0.04)	0.12	(0.02)
Plus: Income Tax Valuation Allowance	0.05	—	0.05	—
Total Adjustments	0.14	0.11	0.19	0.21
Adjusted Diluted EPS	$0.58	$0.48	$1.02	$0.81

(1) The tax effect of U.S. related adjustments was calculated using a 26% tax rate, determined based on a 21% federal statutory rate and a 5% blended state income tax rate. The tax effect of the Germany related adjustments was calculated using a 29% tax rate. Included in the tax effect of the adjustments is the tax impact of foreign currency changes in Ukraine of $0.7 million for the three months ended October 31, 2020 and $1.3 million for the nine months ended October 31, 2020.
(2) Adjustments are net of amounts allocated to participating securities where applicable.

Liquidity and Capital Resources
Sources of Liquidity
    Our primary sources of liquidity are cash reserves, cash generated from operations, and borrowings under our floorplan and other credit facilities. We expect these sources of liquidity to be sufficient to fund our working capital requirements, acquisitions, capital expenditures and other investments in our business, service our debt, pay our tax and lease obligations and other commitments and contingencies, and meet any seasonal operating requirements for the foreseeable future, provided that our borrowing capacity under our credit agreements is dependent on compliance with various covenants as further described in the "Risk Factors" section of our Annual Report on Form 10-K.
Equipment Inventory and Floorplan Payable Credit Facilities
    As of October 31, 2020, the Company had floorplan payable lines of credit for equipment purchases totaling $765.0 million, which is primarily comprised of a $450.0 million credit facility with CNH Industrial, a $185.0 million floorplan payable line under the Bank Syndicate Agreement, and a $60.0 million credit facility with DLL Finance.
    Our equipment inventory turnover decreased from 1.7 times for the four-quarter period ended October 31, 2019 to 1.6 times for the four-quarter period ended October 31, 2020. The decrease in equipment turnover was attributable to a slight decrease in equipment sales and a slight increase in our rolling 12 month average equipment inventory over the four-quarter period ended October 31, 2020 as compared to the four-quarter period ended October 31, 2019. Our equity in equipment inventory, which reflects the portion of our equipment inventory balance that is not financed by floorplan payables, increased to 36.0% as of October 31, 2020 from 27.9% as of January 31, 2020. The increase was due to cash generated from operating activities used to pay down floorplan payables.
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
As of October 31, 2020, we were in compliance with the financial covenants under our CNH Industrial and DLL Finance credit agreements and we were not subject to the fixed charge coverage ratio covenant under the Bank Syndicate Agreement as our adjusted excess availability plus eligible cash collateral (as defined therein) was not less than 15% of the lesser of (i) aggregate borrowing base and (ii) maximum credit amount as of October 31, 2020. While not expected to occur, if anticipated operating results were to create the likelihood of a future covenant violation, we would expect to work with our lenders on an appropriate modification or amendment to our financing arrangements.
Cash Flow
Cash Flow Provided by (Used for) Operating Activities
    Net cash provided by operating activities was $60.8 million for the first nine months of fiscal 2021, compared to net cash used for operating activities of $8.3 million for the first nine months of fiscal 2020. The change in net cash provided by (used for) operating activities is primarily the result of a reduction in inventory for the first nine months of fiscal 2021.
    We evaluate our cash flow from operating activities net of all floorplan activity and maintaining a constant level of equity in our equipment inventory. Taking these adjustments into account, our adjusted cash flow provided by operating activities was $56.5 million for the first nine months of fiscal 2021 compared to an adjusted cash flow used for operating activities of $35.0 million for the first nine months of fiscal 2020. The change in adjusted cash flow provided by (used for) operating activities is primarily the result of increased equipment inventory stocking during the previous fiscal year compared to reducing inventories during the first nine months of fiscal 2021. See the Adjusted Cash Flow Reconciliation below for a reconciliation of adjusted cash flow used for operating activities to the GAAP measure of cash flow used for operating activities.
Cash Flow Used for Investing Activities
    Net cash used for investing activities was $22.2 million for the first nine months of fiscal 2021, compared to $30.8 million for the first nine months of fiscal 2020. The decrease in cash used for investing activities was primarily the result of a decreased level of rental fleet purchases and a decrease in cash paid for acquisitions in the purchase of equipment dealerships for the first nine months of fiscal 2021 compared to the same period last year.
Cash Flow Provided by (Used for) Financing Activities
Net cash used for financing activities was $40.8 million for the first nine months of fiscal 2021 compared to cash provided by financing activities of $34.9 million for the first nine months of fiscal 2020. The decrease in cash provided by financing activities was primarily the result of a decrease in proceeds from non-manufacturer floorplan as well as a decrease in proceeds from long term debt borrowings in the first nine months of fiscal 2021 compared to the same period last year. The cash provided by financing activities in fiscal 2020 was partially offset by the repayment of the senior convertible notes.
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
    Our equity in equipment inventory increased to 36.0% as of October 31, 2020 from 27.9% as of January 31, 2020, and decreased to 18.0% as of October 31, 2019 from 34.4% as of January 31, 2019.
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

	Net Cash Provided by (Used for) Operating Activities		Net Cash Provided by (Used for) Financing Activities
	Nine Months Ended October 31, 2020	Nine Months Ended October 31, 2019	Nine Months Ended October 31, 2020	Nine Months Ended October 31, 2019
	(in thousands)		(in thousands)
Cash Flow, As Reported	$60,814	$(8,289)	$(40,779)	$34,902
Adjustment for Non-Manufacturer Floorplan	(40,779)	62,387	40,779	(62,387)
Adjustment for Constant Equity in Equipment Inventory	36,477	(89,076)	—	—
Adjusted Cash Flow	$56,512	$(34,978)	$—	$(27,485)
Certain Information Concerning Off-Balance Sheet Arrangements
As of October 31, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
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
Interest Rate Risk
Exposure to changes in interest rates results from borrowing activities used to fund operations. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. We have both fixed and floating rate financing. Some of our floating rate credit facilities contain minimum rates of interest to be charged. Based upon our interest-bearing balances and interest rates as of October 31, 2020, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $1.3 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $1.3 million. At October 31, 2020, we had floorplan payables of $287.8 million, of which approximately $123.3 million was variable-rate floorplan payable and $164.6 million was non-interest bearing. In addition, at October 31, 2020, we had total long-term debt, including finance lease obligations, of $64.4 million, of which $10.0 million was variable rate debt and $54.4 million was fixed rate debt.
Foreign Currency Exchange Rate Risk
    Our foreign currency exposures arise as the result of our foreign operations. We are exposed to transactional foreign currency exchange rate risk through our foreign entities’ holding assets and liabilities denominated in currencies other than their functional currency. In addition, the Company is exposed to foreign currency transaction risk as a result of certain intercompany financing transactions. The Company attempts to manage its transactional foreign currency exchange rate risk through the use of derivative financial instruments, primarily foreign exchange forward contracts, or through natural hedging instruments. Based upon balances and exchange rates as of October 31, 2020, holding other variables constant, we believe that a hypothetical 10% increase or decrease in all applicable foreign exchange rates would not have a material impact on our results of operations or cash flows. As of October 31, 2020, our Ukrainian subsidiary had $5.2 million of net monetary assets denominated in Ukrainian hryvnia ("UAH"). We have attempted to minimize our net monetary asset position in Ukraine through reducing overall asset levels in Ukraine and at times through borrowing in UAH which serves as a natural hedging instrument offsetting our net UAH denominated assets. At certain times, currency and payment controls imposed by the National Bank of Ukraine have limited our ability to manage our net monetary asset position.
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
The COVID-19 pandemic has adversely impacted the global economy and disrupted, and may continue to disrupt, our business. Governmental authorities have taken severe countermeasures to slow the spread of COVID-19, including a number of shelter-in-place orders and large-scale restrictions on travel. While our stores are operational at this time and have been classified as “essential businesses,” the pandemic is a highly fluid and rapidly evolving situation and we cannot anticipate whether we may be forced to close any of our stores due to potential restrictions imposed by a governmental authority in one of the jurisdictions that we operate or due to a COVID-19 outbreak. In addition, some of the original equipment manufacturers that we represent have had to suspend manufacturing operations at certain plants. We cannot predict with any certainty whether they could be forced to suspend operations again at some point in the future due to COVID-19.

Although we believe that the COVID-19 pandemic has had, and is expected to continue to have, a negative impact on our business, the magnitude of such impact cannot be predicted with precision at this time due to numerous uncertainties, such as the impact of oil prices on the construction business, the duration of the pandemic and business closures, the effectiveness of actions taken to contain the spread of the disease and unforeseen events of those actions. The impact of the pandemic may include changes in customer demand; our relationship with, and the financial and operational capacities of, original equipment manufacturers, captive finance companies and other suppliers; workforce availability; risks associated with our indebtedness (including available borrowing capacity, compliance with financial covenants and ability to refinance or repay indebtedness on favorable terms); the adequacy of our cash flow and earnings and other conditions which may affect our liquidity; and disruptions to our technology network and other critical systems, including our existing ERP platform or other facilities or equipment, and impacting the timing of the rollout of our new ERP platform.
ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.                DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.                MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.                OTHER INFORMATION
None.
ITEM 6.                EXHIBITS
Exhibits - See “Exhibit Index” on page immediately prior to signatures.

EXHIBIT INDEX
TITAN MACHINERY INC.
FORM 10-Q

No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended October 31, 2020, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	December 3, 2020
TITAN MACHINERY INC.

		By	/s/ Mark Kalvoda
Mark Kalvoda
Chief Financial Officer
(Principal Financial Officer)