Form 10-K
period 2021-01-31
Titan Machinery Inc.
filed 2021-03-31
CIK 1409171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JANUARY 31, 2021 OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of our common stock held by non-affiliates as of July 31, 2020 was approximately $203.6 million (based on the last sale price of $10.87 per share on such date as reported on the NASDAQ Global Select Market).
The number of shares outstanding of the registrant's common stock as of March 22, 2021 was 22,552,967 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant's 2021 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report.

    We make available, free of charge, copies of our annual report on Form 10-K (the "Form 10-K"), quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, on our website, http://www.titanmachinery.com, as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the Securities and Exchange Commission ("SEC"). We are not including the information on our website as a part of, or incorporating it by reference into, this Form 10-K.

i

ITEM 1.    BUSINESS
Our Company
    Titan Machinery Inc. and its subsidiaries (collectively, "Titan Machinery," the "Company," "we," or "our") own and operate a network of full service agricultural and construction equipment stores in the United States and Europe. We have been an authorized dealer of CNH Industrial N.V. or its U.S. subsidiaries (collectively referred to in this Form 10-K as "CNH Industrial") since our inception in 1980. CNH Industrial is a leading manufacturer and supplier of agricultural and construction equipment, which includes the Case IH Agriculture, New Holland Agriculture, Case Construction and New Holland Construction brands. Based upon information provided to us by CNH Industrial, we are the largest retail dealer of Case IH Agriculture equipment in the world, one of the largest retail dealers of Case Construction equipment in North America and one of the largest retail dealers of New Holland Agriculture and New Holland Construction equipment in the United States. In addition to the CNH Industrial brands, we sell and service equipment made by a variety of other manufacturers.
    We operate our business in three reportable segments, Agriculture, Construction and International, within which we engage in four principal business activities:
•new and used equipment sales;
•parts sales;
•equipment repair and maintenance services; and
•equipment rental and other activities.
    We offer our customers a one-stop solution by providing equipment and parts sales, equipment repair and maintenance services, and rental functions in each store. Our full service approach provides us with multiple points of customer contact and cross-selling opportunities. We believe our mix of equipment sales and recurring parts and service sales, as well as our geographic footprint, provide us with diversification, lowering our overall exposure to adverse economic cycles that affect particular geographic markets or segments. We also believe our scale, customer service, diverse and stable customer base, centralized resources, and experienced management team provide us with a competitive advantage in many of our local markets.
    Throughout our 40-year operating history, we have built an extensive, geographically contiguous network of 75 stores in the United States and 34 stores in Europe. Our Agriculture stores in the U.S. are located in Iowa, Minnesota, Nebraska, North Dakota, South Dakota and Wyoming and include several highly productive farming regions, such as the Red River Valley in eastern North Dakota and northwestern Minnesota, portions of the corn belt in Iowa, eastern South Dakota and southern Minnesota, and along the I-80 corridor in Nebraska, which sits on top of the Ogallala Aquifer. Our Construction stores are located in Colorado, Iowa, Minnesota, Montana, Nebraska, North Dakota, South Dakota, Wisconsin and Wyoming. Our international stores are located in the European countries of Bulgaria, Germany, Romania, Serbia and Ukraine.
    We have a history of growth through acquisitions. Since January 1, 2003, we have completed the acquisition of over 50 dealerships located in 11 U.S. states and four European countries, along with establishing a new network of dealership stores in Ukraine. We believe that there will continue to be opportunities for dealership consolidation in the future, and we expect that acquisitions will continue to be a component of our long-term growth strategy.
Products and Services
    Within each of our segments, we have four principal sources of revenue: new and used equipment sales, parts sales, equipment repair and maintenance services, and equipment rental and other business activities.
New and Used Equipment Sales
    We sell new agricultural and construction equipment manufactured under the CNH Industrial family of brands as well as equipment from a variety of other manufacturers. The used equipment we sell is primarily acquired through trade-ins from our customers. The agricultural equipment we sell and service includes machinery and attachments for uses ranging from large-scale farming to home and garden purposes. The construction equipment we sell and service includes heavy construction machinery, light industrial machinery for commercial and residential construction, and road and highway construction machinery. Equipment sales generate cross-selling opportunities by populating our markets with equipment in need of service and parts. Equipment revenue represented 72.0%, 70.3% and 72.1% of total revenue for the fiscal years ended January 31, 2021, 2020 and 2019.

Parts Sales
    We maintain an extensive in-house parts inventory to provide timely parts and repair and maintenance support to our customers. Our parts sales provide a relatively stable revenue stream that is less sensitive to economic cycles than our equipment sales. Parts revenue represented 17.3%, 17.9% and 16.7% of total revenue for the fiscal years ended January 31, 2021, 2020 and 2019.
Equipment Repair and Maintenance Services
    We provide repair and maintenance services, including warranty repairs, for our customers' equipment. All of our stores have service shops staffed by trained service technicians. In addition, our technicians are able to make off-site repairs at customer locations. We provide proactive and comprehensive customer service by maintaining service histories for each piece of equipment owned by our customers, maintaining 24/7 service hours in times of peak equipment usage, providing on-site repair services, scheduling off-season maintenance activities with customers, notifying customers of periodic service requirements and providing training programs to customers in order to educate them on standard maintenance requirements. Our after-market repair and maintenance services have historically provided a high-margin, relatively stable source of revenue through changing economic cycles. Service revenue represented 7.6%, 7.6% and 6.9% of total revenue for the fiscal years ended January 31, 2021, 2020 and 2019.
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
    Equipment rental and other revenue represented 3.1%, 4.2% and 4.3% of total revenue for the fiscal years ended January 31, 2021, 2020 and 2019.
Industry Overview
Agricultural Equipment Industry
    Agricultural equipment is purchased primarily by commercial farmers for the production of crops used for food, fiber, feed grain and feedstock for renewable energy. Agricultural equipment is also purchased by "life-style farmers" and for home and garden applications, and for maintenance of commercial, residential and government properties. Deere & Company ("Deere"), CNH Industrial, and Agco Corporation ("AGCO") are the largest global manufacturers of agricultural equipment, and they each manufacture a full line of equipment and parts that supply the primary machinery requirements of farmers. In addition to the major manufacturers, several short-line manufacturers produce specialized equipment that satisfies various niche requirements of farmers. Agricultural equipment manufacturers typically grant dealers in the United States defined sales and marketing territories with designated store locations to distribute their products.
    We believe there are many factors that influence demand for agricultural equipment, parts, and repair and maintenance services, including net farm income, commodity markets, production yields, tariffs and trade policies, interest rates, government policies, European Union subvention funds and individual European country subsidies, tax policies, local growing conditions, and general economic conditions. Any of these conditions can change materially in a short time period, creating volatility in demand for our products and services. U.S federal legislation, such as the Farm Bill, attempts to stabilize the agriculture industry through various policies including (i) commodity programs consisting of direct, counter-cyclical and price support payments to farmers; (ii) conservation programs; (iii) crop insurance programs; and (iv) disaster relief programs. For the past two growing seasons, the U.S. federal government has furnished market facilitation program payments to farmers or ranchers to compensate for the adverse impact of U.S.-China trade policies, along with payments under the CARES Act, which payments have assisted our customers. We believe that these various federal policies reduce financial volatility in the agriculture industry and assist farmers in continuing to operate their farms during economic down cycles and through the adverse headwinds caused by trade policies and tariffs.

Construction Equipment Industry
    Construction equipment is purchased primarily for use in commercial, residential and infrastructure construction, as well as for agriculture, demolition, energy production and forestry operations. Caterpillar, Inc., Deere, Komatsu Ltd., the Volvo Group, Terex Corporation, Doosan, and CNH Industrial are some of the largest global manufacturers of construction and industrial equipment. The market for construction equipment is segmented across multiple categories including earth moving, lifting, light industrial, asphalt and paving, and concrete and aggregate equipment. As with agricultural equipment, distribution of construction equipment in the United States is accomplished primarily through manufacturer authorized dealers.
    CNH Industrial and industry reports show that demand for construction equipment in our markets is driven by several factors, including (i) public spending on roads, highways, sewer and water projects, and other public works projects; (ii) public and private expenditures for the energy industries, which are driven in part by demand for fossil fuels, metals and other commodities; (iii) business conditions in the agriculture industry; and (iv) general economic and market conditions of the construction sector for residential and commercial buildings.
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
•our ability to staff a large number of highly-trained service technicians across our network of stores, which makes it possible to schedule repair services on short notice without affecting our technician utilization rates;
•our ability to staff and leverage product and application specialists across our network of stores, which makes it possible to offer valuable pre-sale and aftermarket services, including equipment training, best practices education and precision farming technology support; and
•our ability to innovate and lead our industry through initiatives such as precision farming and farm data management products and services, which provide our customers with the latest advances in technology and operating practices.
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
Ability to Act on Acquisition Opportunities
    We believe that our experienced management team and access to capital enables us to be opportunistic in responding to accretive growth opportunities, primarily arising from the continued consolidation of the equipment dealer network.
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

Ability to Attract and Retain Superior Employees.
    We recognize that attracting and retaining talented employees is essential to achieving outstanding company performance. We strive to develop our employees through a structured training program, and to invest in our employees' development. In addition, we strive to implement a compensation system that rewards employees for high performance. We believe that our efforts in these areas will enable us to attract and retain superior employees, necessary for us to be successful in our industry. See "Human Capital" at pp. 9-10.
Diverse and Stable Customer Base Reduces Market Risk
    Our large geographic footprint covering nine U.S. states and five European countries provides a diversified customer base. We believe that this diverse customer base reduces the potential impact of risks associated with customer concentration and fluctuations in local market conditions. During fiscal 2021, none of our customers accounted for more than 1.0% of our total revenue. Revenue from customers located outside of the United States is primarily included in our International segment, which represented 15.5%, 18.1% and 18.4% of total consolidated revenue during fiscal 2021, 2020 and 2019, respectively. In addition, our large geographic footprint enables us to capitalize on crop diversification and disparate weather conditions in growing regions, as well as local trends in residential, infrastructure and commercial construction.
Experienced Management Team
    Our executive team is led by David Meyer, our Board Chair and Chief Executive Officer, who has over 40 years of industry experience. Our other executive team members, managers in the field, and equipment sales consultants also have extensive knowledge and experience in our industry. We compensate, develop and review our managers and sales employees based on an approach that aligns their incentives with the goals and objectives of our Company, including achievement of revenue, profitability, market share and balance sheet objectives. We believe the strength of our management team assists to improve our success in the marketplace.
Growth Strategy
    We pursue the following growth strategies:
Increasing Same-Store Sales and Market Share
    Increasing same-store sales and market share is one of our top priorities. This type of growth both enhances our current period revenue and increases our potential future revenue during the life of the sold equipment as a result of the potential for recurring parts and service business. We seek to generate growth in same-store sales and market share through the following:
•employing significant marketing and advertising programs, including targeted direct mailings, internet based marketing, advertising with targeted local media outlets, participation in and sponsorship of trade shows and industry events, our Titan Trader monthly magazine, and by hosting open houses, service clinics, equipment demonstrations, product showcases and customer appreciation outings;
•supporting and providing customers with training on evolving technologies, such as precision farming and farm data management, which can be difficult for small dealers to support;
•maintaining state-of-the-art service facilities, mobile service trucks and trained service technicians to maximize our customers' equipment uptime through preventative maintenance programs and seasonal 24/7 service support; and
•centrally managing our inventory to optimize the availability of equipment and parts for our customers.
Strategic Acquisitions
    Since January 1, 2003, we have completed the acquisition of over 50 dealerships located in 11 U.S. states and four European countries. In addition, we have added dealership locations in Ukraine through new start-up operations. The agricultural and construction equipment dealership industries are fragmented and consist of many relatively small, independent businesses serving discrete local markets. We believe a favorable climate for dealership consolidation will continue to exist in the future due to several factors, including the competitiveness of our industry, increased dealer capitalization requirements, increased sophistication and complexity of equipment and related technologies, increased expectations from our customers and our equipment suppliers, and the lack of succession alternatives for many current owners. We intend to pursue acquisitions with the objectives of entering new markets, consolidating distribution within our existing footprint, and strengthening our competitive position. We expect that strategic acquisitions will continue to be a component of our long-term growth strategy.
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
    The consent of CNH Industrial is required to acquire any CNH Industrial dealership. Additionally, the consent of our lender group, consisting of a number of national and regional banks (the "Bank Syndicate"), is required for acquisitions meeting certain thresholds or other criteria as defined in our credit agreement.
Suppliers
CNH Industrial—Case IH Agriculture, Case Construction, New Holland Agriculture and New Holland Construction
    CNH Industrial is a publicly-traded, global leader in the agricultural and construction equipment industries. In 2020, CNH Industrial generated $13.1 billion in revenue from its equipment operations. CNH Industrial is the world's second largest manufacturer of agricultural equipment, manufacturing the Case IH Agriculture and New Holland Agriculture brands of equipment. Case IH Agriculture, recognized by the red color of its equipment, possesses over 170 years of farm equipment heritage. New Holland Agriculture, recognized by the blue color of its tractors and the yellow color of its harvesting and hay equipment, has over 120 years of farm equipment industry experience. The Case Construction and New Holland Construction brands are owned and operated by CNH Industrial.
    In fiscal 2021, CNH Industrial supplied approximately 74% of the new equipment sold in our Agriculture segment, 71% of the new equipment sold in our Construction segment, and 68% of the new equipment sold in our International segment. In addition, CNH Industrial provides financing and insurance products and services to our end-user customers through its affiliate CNH Industrial Capital America, LLC ("CNH Industrial Capital").
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
    Under our CNH Industrial Dealer Agreements, we have both the right and obligation to sell CNH Industrial equipment and related parts and products and to provide customers with repair services. The CNH Industrial Dealer Agreements impose various requirements on us regarding the location and appearance of facilities, satisfactory levels of new equipment and parts inventories, the training of personnel, adequate business enterprise and information technology system, adequate working capital, a maximum adjusted debt to tangible net worth ratio, development of annual sales and marketing goals, and furnishing of monthly and annual financial information to CNH Industrial. We must obtain the approval or consent of CNH Industrial in the event of proposed fundamental changes to our ownership, governance or business structure (defined as "change in control" events) including, among other things, (i) a merger, consolidation or reorganization, unless securities representing more than 50% of the total combined voting power of the successor corporation are immediately owned, directly or indirectly, by persons that owned our securities prior to the transaction; (ii) a sale of all or substantially all of our assets; (iii) any transaction or series of transactions resulting in a person or affiliated group acquiring 30% or more of the combined voting power of our securities or, in the case of a competitor of CNH Industrial, acquiring 20% or more of the combined voting power of our securities; (iv) a substantial disposition of shares of our common stock by certain named executives; (v) certain significant changes in the composition of our Board of Directors; and (vi) replacement of our Chief Executive Officer. The CNH Industrial Dealer Agreements do not establish mandatory minimum or maximum retail pricing for our equipment, parts, or service offerings.

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
    The CNH Industrial Dealer Agreements and industry practices generally provide certain interest free terms on equipment purchased from CNH Industrial entities before being due for payment, at which time the equipment inventory is then financed through one of our floorplan payable credit facilities. Generally, parts purchased from CNH Industrial entities is due within 30 days. CNH Industrial makes available to us any floorplan programs, parts return programs, sales or incentive programs or similar plans or programs it offers to its other dealers, and provides us with promotional items and marketing materials.
    The CNH Industrial Dealer Agreements for our European operations, with the exception of Ukraine, grant to us exclusive territories. We are restricted in our ability to sell competing products in our assigned territories. Our CNH Dealer Agreements for our European operations do not have a fixed term. CNH Industrial can terminate these agreements immediately in certain circumstances constituting cause, and for any reason upon 24 months' prior written notice.
Other Suppliers
    In addition to products supplied by CNH Industrial, we sell a variety of new equipment and parts supplied by other manufacturers. These products tend to address specialized niche markets and complement the CNH Industrial products we sell by filling gaps in the CNH Industrial line of products. We believe our offering of products for specialized niche markets supports our goal of being a one-stop solution for our customers' equipment needs at each of our stores. Approximately 28% of our total new equipment sales in fiscal 2021 resulted from sales of products manufactured by companies other than CNH Industrial, with our single largest manufacturer other than CNH Industrial representing approximately 2% of our total new equipment sales. The terms of our arrangements with these other suppliers vary, but most of the dealership agreements contain termination provisions allowing the supplier to terminate the agreement after a specified notice period, which is typically 30 days. Payment and financing practices with these other suppliers are similar to those practices described above with respect to CNH Industrial.
Customers
    Our North America agriculture customers vary from small, single machine owners to large farming operations, primarily in the states of Iowa, Minnesota, Nebraska, North Dakota, South Dakota and Wyoming. In fiscal 2021, no single agriculture customer accounted for more than 1.0% of our Agriculture revenue.
    Our Construction customers include a wide range of construction contractors, public utilities, forestry, energy companies, farmers, municipalities and maintenance contractors, primarily in the states of Colorado, Iowa, Minnesota,

Montana, Nebraska, North Dakota, South Dakota, Wisconsin and Wyoming. They vary in size from small, single machine owners to large firms. In fiscal 2021, no single construction equipment customer accounted for more than 2.0% of our Construction revenue.
    Our international customers vary from small, single machine owners to large farming operations, primarily in the European countries of Bulgaria, Germany, Romania, Serbia and Ukraine. We also sell Case construction equipment in Bulgaria and Romania. In fiscal 2021, no single international customer accounted for more than 1.0% of our International revenue.
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
    CNH Industrial Capital offers floorplan payable financing to CNH Industrial dealers to finance the purchase of inventory from CNH Industrial and for used equipment inventory purchased on trade-ins from our customers. CNH Industrial Capital provides this financing in part to enable dealers to carry representative inventories of equipment and encourage the purchase of goods by dealers in advance of seasonal retail demand. CNH Industrial Capital charges variable market rates of interest based on the prime rate on balances outstanding after any interest-free periods and receives a security interest in inventory and other assets. Interest-free periods are generally about four months in duration for both new and used agriculture and construction equipment. As of January 31, 2021, we had a $450.0 million floorplan credit facility with CNH Industrial Capital.
    In addition to the CNH Industrial Capital floorplan line of credit, as of January 31, 2021, we also had a $185.0 million wholesale floorplan line of credit under the Bank Syndicate Agreement, and a $60.0 million credit facility with DLL Finance LLC that can be used to finance inventory purchases. In addition, we have other lines of credit offered by various financial institutions as well as floorplan payable financing programs offered by manufacturers and suppliers, or their third party lenders, from which we purchase equipment inventory.
Sales and Marketing
    We currently market our products and services through:
•our sales employees, who operate out of our network of local stores and call on customers in the markets surrounding each store;
•our area product support managers, and our store parts managers and service managers, who provide our customers with comprehensive after-market support;
•our website;
•local and regional advertising efforts, including broadcast, cable, print and web-based media; and
•alternative channels, such as auctions, for selling our aged equipment inventories.
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
Parts Managers and Service Managers
    Our parts managers and service managers at our stores are involved in our efforts to market our parts and service offerings, taking advantage of our seasonal marketing campaigns in parts and service sales. As a group, they have won multiple awards from our suppliers for their efforts benefiting both our customers and our key suppliers.
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
Competition
    The agricultural and construction equipment sales and distribution industries are highly competitive and fragmented, with large numbers of companies operating on a regional or local scale. Our competitors range from multi-location, regional operators to single-location dealers and include dealers and distributors of competing equipment brands, including Deere, Caterpillar and the AGCO brands, as well as other dealers and distributors of the CNH Industrial family of brands. Competition among equipment dealers, whether they offer agricultural or construction products or both, is primarily based on the price, value, reputation, quality and design of the products, technology, customer service including repair and maintenance service provided by the dealer, the availability of equipment and parts, and the accessibility of stores. While we believe we compete favorably on each of these competitive factors, our sales and margins may be impacted by (i) aggressive pricing competition by equipment manufacturers or their dealers, (ii) our ability to obtain higher service margins based on our service quality and reputation, and (iii) our ability to attract new and maintain existing customers based on the availability and quality of the products we offer and our local relationships and reputation.
    We are one of the established regional-scale agricultural and construction equipment dealers in the United States and Europe. The number of other agricultural and construction equipment dealers operating on a regional scale is limited. Our primary regional-scale competitors include RDO Equipment Co., Butler Machinery, Ziegler Inc., Brandt Holdings Co., Wagner Equipment Co., 21st Century Equipment, LLC, AKRS Equipment, C & B Operations, LLC, and Van Wall Equipment.
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
Intellectual Property
    We have registered trademarks for certain names and designs used in our business and have trademark applications pending for certain others. We operate each of our stores under the Titan Machinery name. Case IH, Case and New Holland are registered trademarks of CNH Industrial, which we are authorized to use pursuant to the terms of the CNH Industrial Dealer Agreements. We also license trademarks and trade names from other suppliers of equipment to us.
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
Human Capital
    We recognize that our success is highly dependent upon the talents and dedication of our employees. As a result, we are committed to attracting, developing and retaining a team of highly talented and motivated employees.
Employee Recruitment
    We strive to attract the best talent from a variety of sources to meet the current and future needs of our business. We have established relationships with multiple trade schools and colleges across our footprint, which we utilize as a source for entry-level talent. Additionally, we believe it is incumbent upon all of our managers to continuously monitor their local markets for experienced individuals who might be successful additions to our organization. We seek a workforce that reflects the communities in which we operate, and strive to create diverse, equal and inclusive workplaces where our employees have the opportunity to achieve their full potential.
Compensation Programs and Employee Benefits
    We conduct regular assessments of our pay and benefit practices to help ensure that employees are compensated fairly and competitively. Our compensation programs are designed to attract, retain, motivate and reward employees who must operate in a highly competitive, fast-paced environment. In general, our compensation programs consist of a base salary or hourly rate, commissions for employees in front-line customer facing sales roles, cash performance bonuses, health, and dental insurance benefits, health savings and flexible spending accounts, a 401k plan, paid time off, family leave, an employee assistance program, tuition assistance, and other benefit programs.
Training and Development
    We devote significant resources to staff training and development, including tuition assistance for career-enhancing academic programs. Our training and development programs are designed to facilitate the development and advancement of talent from within our organization to ensure we continuously fill our ranks with qualified employees for critical positions in the organization. Members of our training and development team collaborate with employees from our various operations teams to identify our strategic training needs and prioritize the development of appropriate training content.
Employee Engagement and Retention
    We conduct periodic comprehensive employee engagement surveys designed to measure organizational culture and engagement. The purposes of the survey are to monitor overall employee engagement, identify actions that can be taken to improve our employee engagement and motivation, and to continuously improve employee retention. Data collected in each annual employee engagement survey is maintained and used to track our progress against our internal goals.
    Management continually monitors employee turnover data, which is supplemented with additional data from exit surveys, to assist in determining the reasons for voluntary employee terminations. The turnover rate of our service technicians is also monitored closely by management, as the retention of skilled service technicians is critical to our success. Demand for service technicians across the country is very high, and turnover in this role is also traditionally high for all equipment dealers.

Health and Safety; Employee Wellness Program
    Employee health and safety is of paramount importance to us. We believe it is our responsibility to maintain a safe and healthy workplace in each of our facilities and to make continuous improvements in this area. We do this by embedding safety into every level of the organization as a top priority. We ensure that safety performance data is tracked, aggregated, and reviewed on an ongoing basis across our organization. Our corporate safety team collects data on recordable injury rates, serious injury rates, and near misses from each of our facilities, and engages in a root cause analysis and identifies corrective action to prevent future occurrences. This data is reviewed monthly by the executive leadership team and shared with the Company's Board of Directors on a quarterly basis. Safety meetings are also held at each of our facilities on a regular basis.
    We are also committed to improving the health and well-being of our employees. Our U.S. wellness program was established in 2017 and is continuously evolving to better educate, motivate and reward our employees for maintaining and achieving healthy measures.
Performance Management
    We have developed an employee performance management program that is consistently applied throughout our U.S. operations. The core goal of our performance management process is to develop and maintain a high-performing organization that is positioned to meet our business objectives. Our performance management program focuses on enabling staff employees and their managing supervisors to gain alignment through:
a.a structured annual goal-setting process where managers and associates work collaboratively to develop specific, measurable, achievable, relevant and time bound (SMART) goals that align with our overarching business objectives and our Company values;
b.clear, organization-wide expectations that managers and staff employees monitor progress toward completion of their SMART goals with regular coaching sessions and periodic evaluations; and
c.an annual performance assessment that provides a direct link between the associate’s pay and performance, considering market compensation data.
Commitment to Core Values and Ethical Culture
    In addition to our focus on performance, our employees are also guided by our corporate core values of: “Our People”, “Integrity”, “Excellence”, and “Teamwork.” We continue to promote these values from the top down. In addition, we promote a commitment to ethics and compliance among our global workforce through our Code of Ethics and related training programs.
Community Engagement
    As a Company, we believe that our value of responsibility requires community engagement, and we encourage our employees to share in our commitment to the communities where we operate. We offer paid time off for employees to volunteer their time to community efforts.
Employees
    As of January 31, 2021, we employed 2,249 people on a full-time basis, 1,592 in the U.S. and 657 in Europe, and an additional 134 part-time employees. We do not regularly use independent contractors in our business operations. To date, we have not experienced any work stoppages as a result of labor disputes, and we consider our relationship with our employees to be good. Our employees are not covered by a collective bargaining agreement.
Environmental and Other Governmental Regulation
    We are subject to a wide range of environmental laws and regulations, including those governing discharges into water, air emissions, storage of petroleum substances and chemicals, handling and disposal of solid and hazardous wastes, remediation of various types of contamination, and otherwise relating to health, safety and protection of the environment.
    Our business involves the generation, use, handling, and disposal of hazardous or toxic substances and wastes and the use of above ground and underground storage tanks (ASTs and USTs). Operations involving the management of wastes and the use of ASTs and USTs are subject to requirements of the Resource Conservation and Recovery Act, analogous state statutes, and their implementing regulations. Pursuant to these laws, federal and state environmental agencies have established approved methods for handling, storing, treating, transporting, and disposing of regulated substances and wastes with which we must comply.

    We also are subject to laws and regulations governing responses to any releases of contamination at or from our facilities or at facilities that receive our hazardous wastes for treatment or disposal. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state statutes, can impose strict and joint and several liability for cleanup costs on those that are considered to have contributed to the release of a "hazardous substance."
    We also are subject to the Clean Water Act, analogous state statutes, and their implementing regulations which, among other things, prohibit discharges of pollutants into regulated waters without permits, require containment of potential discharges of oil or hazardous substances, and require preparation of spill contingency plans.
    We have incurred, and will continue to incur, costs and capital expenditures to comply with these environmental laws and regulations. We believe that our operations currently are conducted in substantial compliance with all applicable regulations. None of our dealerships have been subject to any material liabilities in the past, nor do we know of any fact or condition that would result in any material liabilities being incurred in the future.
    In addition to the environmental regulations discussed above, we are subject to numerous federal, state, and local laws regulating the conduct of our business, including those relating to sales and marketing, taxation, employment practices, working conditions, data privacy, and corruption. The foreign countries and domestic states that we operate in, subject us to a significant number of regulatory jurisdictions. We believe that we are currently in material compliance with laws and regulations applicable to our business operations.
ITEM 1A.    RISK FACTORS
Risks related to our Reliance on CNH Industrial
We are substantially dependent upon CNH Industrial, our primary supplier of equipment and parts inventory.
    The substantial majority of our business involves the sale and distribution of new equipment and after-market parts supplied by CNH Industrial and the servicing of equipment manufactured by CNH Industrial. In fiscal 2021, CNH Industrial supplied approximately 74% of the new equipment sold in our Agriculture segment, 71% of the new equipment sold in our Construction segment, and 68% of the new equipment sold in our International segment, and supplied a significant portion of our parts inventory.
    In addition to being our primary supplier, CNH Industrial provides us with the following important inputs for our business:
•Floorplan payable financing for the purchase of a substantial portion of our equipment inventory;
•Retail financing used by many of our customers to purchase CNH Industrial equipment from us;
•Reimbursement for warranty work performed by us pursuant to CNH Industrial’s product warranties;
•Incentive programs and discount programs offered from time to time that enable us to price our products more competitively; and
•Promotional and marketing activities on national, regional and local levels.
    Our financial performance and future success are highly dependent on the overall reputation, brand and success of CNH Industrial in the agricultural and construction equipment manufacturing industries, including its ability to maintain a competitive position in product innovation, product quality, and product pricing, and its ability to continue to provide financing to both us and our retail customers and warranty reimbursements for service work that we perform.
CNH Industrial may terminate or change our CNH Industrial Dealer Agreements.
    We have entered into CNH Industrial Dealer Agreements under which we sell CNH Industrial’s branded agricultural and construction equipment, along with after-market parts and repair services. Subject to applicable state statutes that may govern the dealer-manufacturer legal relationship, CNH Industrial may terminate our CNH Industrial Dealer Agreements immediately in certain circumstances, following written notice and cure periods for certain breaches of the agreement, and for any reason under our Case Construction agreement following 120 days' prior written notice. If CNH Industrial were to terminate all or any of its CNH Industrial Dealer Agreements with us, our business would be severely harmed.
    Furthermore, CNH Industrial may unilaterally change its operating practices under the terms of the CNH Industrial Dealer Agreements to, among other things, change or authorize additional dealers in our sales and service areas, change its distribution system to the detriment of its dealers like us, limit our product offerings, and change pricing or delivery terms. If

CNH Industrial were to change the terms of our CNH Industrial Dealer Agreements or its operating practices in a manner that adversely affects us, our business and results of operations would be harmed.
Our CNH Industrial Dealer Agreements impose obligations and restrictions on us.
    Under our CNH Industrial Dealer Agreements, we are obligated to actively promote the sale of CNH Industrial equipment within our designated geographic areas of responsibility, fulfill the product warranty obligations of CNH Industrial (subject to CNH Industrial’s payment to us of the agreed upon reimbursement), maintain adequate facilities and workforce to service the needs of our customers, maintain equipment and parts inventories at the level deemed necessary by CNH Industrial to meet sales goals as stated in the annual business plan mutually agreed upon by us and CNH Industrial, maintain adequate working capital, and maintain stores only in authorized locations.
    Consent of CNH Industrial is required for certain material changes in our ownership, governance or business structure, including the acquisition by any person or group of persons of 30% or more of our outstanding stock or 20% or more of our outstanding stock if the acquiring person or group is a competitor of CNH Industrial. This requirement may have the effect of discouraging a sale or other change in control of the Company, including transactions that may be in the best interests of our stockholders.
    The acquisition of additional CNH Industrial geographic areas of responsibility and store locations in our Agriculture, Construction and International segments requires the consent of CNH Industrial under our CNH Industrial Dealer Agreements. CNH Industrial may decline, in its sole discretion, to consent to any acquisition of an additional CNH Industrial store location we may pursue. If CNH Industrial is unwilling to consent to any future proposed acquisition of additional dealerships, our ability to execute on our acquisition strategy and to grow our business may be impaired.
     Our CNH Industrial Dealer Agreements require us to operate any material business activities not related to sales of CNH Industrial products or services to customers in agricultural, construction, industrial or similar markets separately from our CNH Industrial dealership business. In addition, our CNH Industrial Dealer Agreement for Case Construction equipment prohibits us from carrying other suppliers' products (new equipment and parts) at our Case Construction stores that are competitive with CNH Industrial's products. These restrictions may discourage or prevent us from pursuing activities that we believe will grow our business.
Risks related to Economic and Market Conditions
Our agricultural equipment, parts and service sales are significantly affected by "net farm income," over which we have no control.
    Farmers' capital expenditures often follow a cyclical pattern, with increased capital investments typically occurring during boom cycles spurred by high net farm income and strong farmer balance sheets. Net farm income is subject to numerous external factors that are beyond the control of the individual farmer including commodity prices, crop yields, crop input costs, and federal crop insurance and subsidy programs. Net farm income also impacts farmland values, which causes overall farm wealth to increase or decrease, impacting farmers’ sentiment to make investments in equipment. The nature of the agricultural industry is such that a downturn in equipment demand can occur suddenly, resulting in negative impact on dealers including declining revenues, reduced profit margins, excess new and used equipment inventories, and increased floorplan interest expenses. These downturns may be prolonged, and during these periods, our revenues and profitability could be harmed. Demand for our parts and service, although not as cyclical as equipment purchases, also can be negatively affected in agricultural industry downturns and in regions affected by adverse weather or growing conditions which result in fewer acres planted or harvested.
International and domestic trade laws, regulations and policies (including those that restrict global trade) and government farm programs can significantly affect net farm income and commodity prices and the demand for agricultural equipment.
    The USDA has forecasted net farm income, a broad measure of farm profitability, to be $121.1 billion for calendar year 2020, which is expected to be one of the three most-profitable years over the past 50 years. Direct government aid of $46.3 billion accounted for approximately 38% of net farm income. Government aid included traditional farm program payments, trade compensation (to alleviate the impact of tariffs on commodity prices), and payments under the CARES Act. Changes in government farm programs and policies, including direct payment and other subsidies, could significantly affect our farm customers and influence their demand for the equipment we sell.
    Changing worldwide demand for farm outputs to meet the world’s growing food and bio-energy demands, driven in part by government policies and a growing world population, are likely to result in fluctuating agricultural commodity prices, which directly affect sales of farm equipment

    Trade restrictions, trade agreements, and imposition of tariffs, including past and uncertain developments in U.S.-China trade relations, could negatively impact the global trade of our farm customers’ crops resulting in lower commodity prices and a reduction in demand for the equipment we sell.
Our construction equipment, parts and service sales are affected by numerous market factors outside of our control.
    Our construction equipment customers primarily operate in the natural resource development, construction, transportation, agriculture, manufacturing, industrial processing and utilities industries. These industries generally are capital intensive and cyclical in nature. Many of our construction equipment customers are directly and indirectly affected by fluctuations in commodity prices in the agriculture, forestry, metals and minerals, petroleum and natural gas industries. Prolonged periods of low oil prices, natural gas prices and other commodity prices may result in decreased demand for our products and services by our customers operating in these industries.
    Construction contractors' demand for our construction equipment, parts and repair services is affected by economic conditions at both a global and a local level. Economic conditions that negatively affect the construction industry, such as the tightening of credit standards which affect the ability of consumers or businesses to obtain financing for construction projects, could reduce our customers' demand for our construction equipment. The construction industry in many of our geographical areas has experienced periodic, and sometimes prolonged, economic down cycles. During these downturns our revenues and profitability could be adversely impacted.
The equipment distribution market is subject to supply-demand imbalances arising from factors over which we have no control, which can affect our profit margins on equipment sales.
    Over-production of equipment by one or more manufacturers, or a sudden reduction in demand for equipment, can dramatically disrupt the equipment market and cause downward pressure on our equipment profit margins. Customer leasing arrangements in the agriculture and construction equipment industries may also impact the level of industry-wide equipment inventory supplies. When leased equipment comes off lease, there may be an increase in the availability of late-model used equipment, which can create an inventory over-supply condition and put pressure on our equipment sales and margins, and have an adverse effect on values of our used equipment inventory and rental fleet equipment. Similarly, rental house companies engage in regular sales of rental fleet units, which can further disrupt the supply-demand balance. We have no control over or ability to significantly influence any of the foregoing factors affecting the equipment distribution markets. We will be subject, however, to the negative impact, including downward pressure on equipment profit margins, resulting from any supply- demand imbalances arising from those factors.
Our industry is highly competitive.
    The agricultural and construction equipment distribution (including parts and service) and rental industries are highly competitive and fragmented, with large numbers of companies operating on a regional or local basis. Historically, our competitors have competed aggressively on the basis of pricing or inventory availability, resulting in decreased margins on our sales to the extent we choose to match our competitors' pricing. To the extent we choose not to match or remain within a reasonable competitive distance from our competitors' pricing, we may lose sales and market share. In addition, to the extent CNH Industrial's competitors (such as Deere, Caterpillar, Komatsu, Volvo, and AGCO) provide their dealers with more innovative or higher quality products, better customer financing, or have more effective marketing programs, or the CNH Industrial reputation or brand are tarnished in the marketplace or with our customers, our ability to compete and our results of operations could be adversely affected. In addition, e-commerce companies selling parts have negatively impacted dealers' parts sales and margins, and we expect that this competitive pressure will continue to increase in the future. Over the past few years, right-to-repair legislation has been introduced in state legislatures in certain of the states in which we do business; however, this legislation has not yet been enacted into law in any of those states.. Right-to-repair legislation generally would require the manufacturers of products to provide the purchaser and/or independent repair technicians with documents, diagnostic software, and other information that would allow the equipment to be repaired without having it returned to the dealer for repair. It is difficult to predict whether right to repair legislation will be enacted in any of the states where we do business or, if enacted, the scope and substantive details of the legislation. If enacted, right-to-repair legislation could have a negative impact on our parts and service business.
Risks Related to the COVID Pandemic
The COVID pandemic has resulted in additional risks that could adversely impact our business, results of operations and financial condition.
    In late 2019, a strain of novel coronavirus (“COVID-19”) surfaced in China and has spread to the United States, Europe and around the world, resulting in supply chain disruptions, volatilities in the stock market, lower oil and other commodity prices due to diminished demand, economic challenges for ethanol producers, and lockdown on international travel, all of which has adversely impacted the global economy and resulted in decreased demand from some of our customers. There is significant uncertainty around the breadth and duration of the business disruptions related to COVID-19, as well as its impact on the U.S. economy. Moreover, any epidemic, pandemic, outbreak or other public health crisis, such as COVID-19, could adversely affect our ability to adequately staff and manage our business. The future impact of COVID-19 on our business and, our results of operations and financial condition will depend on future developments which are highly uncertain and cannot be predicted.
Risks of International Operations
Our international operations expose us to risks and uncertainties.
    We currently operate dealership locations in Bulgaria, Germany, Romania, Serbia and Ukraine. In fiscal 2021, total International segment revenues were 15.5% of our consolidated total revenue. As of January 31, 2021, total International segment assets were 21.7% of our consolidated total assets.
    Our operations in international markets subject us to risks and uncertainties arising from the differing legal, political, social and regulatory environments and economic conditions in the countries in which we operate. These risks include:
•difficulties in implementing our business model in foreign markets;
•costs and diversion of domestic management attention related to oversight of international operations;
•unexpected adverse changes in export duties, quotas and tariffs and difficulties in obtaining import licenses;
•cyclicality of demand in European Union member states for agricultural equipment, based on availability of European Union government subsidy programs and tax incentives;
•unexpected adverse changes in foreign laws or regulatory requirements;
•compliance with a variety of tax regulations, foreign laws and regulations;
•compliance with the Foreign Corrupt Practices Act and other U.S. laws that apply to the international operations of U.S. companies which may be difficult and costly to implement and monitor, can create competitive disadvantages if our competitors are not subject to such laws, and which, if violated, may result in substantial financial and reputational harm;
•fluctuations in foreign currency exchange rates to which we are exposed may adversely affect the results of our operations, the value of our foreign assets and liabilities and our cash flows;
•the laws of the European countries in which we operate, unlike U.S. states, do not include specific dealer protection laws and, therefore, we may be more susceptible to actions of suppliers that are adverse to our interests such as termination of our dealer agreements for any reason or installing additional dealers in our designated territories; and
•geopolitical or economic instability.
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

Financial Risks
Our financial performance is dependent on our ability to effectively manage our inventory.
    Our dealership network requires substantial inventories of equipment and parts to be maintained at each store and company-wide to facilitate sales to customers on a timely basis. Our equipment inventory has traditionally represented 50% or more of our total assets. We need to maintain a proper balance of new and used equipment to assure satisfactory inventory turnover and to minimize floorplan financing costs.
    Our purchases of new equipment and parts are based primarily on projected demand. If actual sales are materially less than our forecasts, for example because of a significant drop in net farm income or a construction industry recession, we would experience an over-supply of new equipment inventory. An over-supply of new equipment inventory will generally cause downward pressure on our product sale prices and margins, decrease our inventory turns, and increase our floorplan financing expenses.
    Our used equipment is generally acquired as trade-ins from customers in connection with equipment sales to those customers. Equipment inventories are stated at the lower of cost or net realizable value. Adjustments to market value of inventory are recognized as a cost of sales, negatively impacting earnings, in the periods in which they occur. Our estimates of net realizable value for our used equipment, as determined at the time of the trade-in, may prove to be inaccurate, given the potential for sudden changes in market conditions and other factors beyond our control. Moving from our normal retail marketing channel to more aggressive marketing channels for specific pieces or categories of equipment inventory, particularly as equipment inventory ages, will generally result in lower sales prices. Pricing and other terms of sale of used equipment can be significantly adversely affected by the limited market for certain types of used equipment.
Floorplan financing for our equipment inventory may not be available on favorable terms or at all, which would adversely affect our results of operations and ability to make acquisitions..
    We generally purchase our equipment with the assistance of floorplan payable financing programs through CNH Industrial Capital and our other credit facilities. In addition, we have relied on our floorplan financing to provide capital for dealership acquisitions. In the event that our available financing sources are insufficient to satisfy our future requirements, we would be required to obtain financing from other sources. We may not be able to obtain this additional or alternative financing on commercially reasonable terms or at all. To the extent that this financing cannot be obtained on commercially reasonable terms or at all, our growth and results of operations would be adversely affected.
Our level of indebtedness could limit our financial and operational flexibility.
    As of January 31, 2021, our indebtedness included floorplan payable financing, real estate mortgage financing arrangements that are secured by real estate assets and other long-term debt. In addition, we have obligations under our lease agreements for our store locations and corporate headquarters. Our level of indebtedness could have important consequences. For example, it could:
•increase our vulnerability to adverse economic and industry conditions;
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
•limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes.
    We expect to use cash flow from operations and borrowings under our credit facilities to fund our operations, debt service and capital expenditures. However, our cash flow and ability to borrow depends on our future performance, which will be affected by financial, business, economic and other factors, many of which may be beyond our control.
The credit agreements governing our indebtedness restrict our ability to engage in certain corporate and financial transactions, and require us to satisfy financial covenants.
    The credit agreements governing our indebtedness contain covenants that, among other things, may limit or place conditions on our ability to:
•incur more debt;
•make investments;
•create liens;
•merge, consolidate, or make certain acquisitions;

•transfer and sell assets, or divest of dealership stores;
•pay dividends or repurchase stock; and
•issue equity instruments.
    Our credit facilities with CNH Industrial Capital and DLL Finance require us to satisfy a net leverage ratio and fixed charge coverage ratio on an ongoing basis, measured at the end of each fiscal quarter. Under the Bank Syndicate Agreement, if our excess availability (i.e., borrowing base capacity less outstanding loan balance and certain reserves) falls below a certain threshold, we become subject to a minimum fixed charge coverage ratio. Our ability to borrow under these credit agreements depends upon compliance with these financial covenants.
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
    A substantial portion of our floorplan and working capital borrowings, including the credit facilities with CNH Industrial Capital, the Bank Syndicate, DLL Finance, and our international floorplan facilities are at variable rates of interest and expose us to interest rate risk. As such, our results of operations are sensitive to movements in interest rates. There are many economic factors outside our control that have in the past and may, in the future, impact rates of interest including publicly announced indices that underlie the interest obligations related to a certain portion of our debt. Factors that impact interest rates include governmental monetary policies, inflation, recession, changes in unemployment, the money supply, and international instability impacting domestic and foreign financial markets. Any increases in interest rates could have an adverse effect on our results of operations.
Changes affecting the availability of the London Interbank Offered Rate (“LIBOR”) may have consequences for us that cannot yet be predicted.
    The Company has outstanding credit facilities, including its credit facilities with the Bank Syndicate and DLL Finance, with variable interest rates based on LIBOR. The LIBOR benchmark has been subject of national, international, and other regulatory guidance and proposals for reform. In July 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit rates for calculation of LIBOR after 2021. These reforms may cause LIBOR to perform differently than in the past and LIBOR may ultimately cease to exist after 2021. Alternative benchmark rates may replace LIBOR and could affect the Company’s credit facilities. At this time, it is not possible to predict the effect of any changes to LIBOR, any phase out of LIBOR or any establishment of alternative benchmark rates. Any new benchmark rate will likely not replicate LIBOR exactly. Any changes to benchmark rates may have an uncertain impact on our cost of funds and our access to the capital markets, which could impact our results of operations and cash flows.
We are in the process of implementing a new enterprise resource planning (“ERP”) system, and problems with the design or implementation of this ERP system could interfere with our business and operations.
    We are engaged in the implementation of a new ERP system. The ERP system is designed to accurately maintain our books and records and provide information to management important to the operation of our business. Our ERP transition has required, and will continue to require, the investment of significant human and financial resources. We expect to continue to experience delays and challenges as we work toward the completion of the ERP conversion. Beyond cost and scheduling, potential flaws in the implementation of an ERP system may pose risks to the Company’s ability to operate successfully and efficiently, including timely and accurate SEC filings. If we are unable to successfully implement the new ERP system as planned, our financial position, results of operations and cash flows could be negatively impacted.
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
    We extend credit to our customers for parts and service work, rental charges, and also for some equipment sales in our domestic and international operations. If we are unable to manage these credit risk issues adequately, or if a large number of customers should have financial difficulties at the same time, our credit losses could increase above historical levels and our operating results would be adversely affected. Delinquencies and credit losses generally would be expected to increase if there was a worsening of economic conditions.
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
Climate and Weather Risks
Weather conditions may negatively impact the agricultural and construction equipment markets and affect our financial results.
    Weather conditions, particularly severe floods and droughts, can have a significant adverse effect on growing conditions and on regional agricultural and construction markets. Adverse weather conditions may result in fewer acres being planted or harvested by farmers and reduced crop yields on those acres that are planted, and in delays or cancellations of construction projects. This in turn could result in lower demand for our agricultural and construction equipment and services and adversely affect our results of operation. Many sources report that severe weather events can be expected to become more frequent as a result of global climate change.
New or more stringent greenhouse gas emission standards designed to address climate change could increase costs of the equipment we purchase from our suppliers and increase our customers’ costs of operations.
    There is global scientific consensus that emissions of greenhouse gases (GHG) continue to alter the composition of Earth’s atmosphere in ways that are affecting and are expected to continue to affect the global climate. These considerations may lead to new international, national, regional or local legislative or regulatory responses. Various stakeholders, including legislators and regulators, shareholders and non-governmental organizations, as well as companies in many business sectors are continuing to look for ways to reduce GHG emissions.
    The regulation of GHG emissions from the equipment we sell could result in additional manufacturing costs to our suppliers who, in turn, will likely pass along those costs to us. We may not be successful in passing along the equipment price increases to our customers, which could impact our results of operation. To the extent that we attempt to pass along price increases to our customers, the costs of equipment increases which likely will negatively affect their purchasing decisions.
    Moreover, the GHG regulations could increase other input costs for our customers, such as fuel and fertilizer, and compliance-related costs could also impact customer operations. These economic impacts could negatively impact our customers’ purchasing decisions.
    Because the impact of any future GHG legislative, regulatory or product standard requirements is dependent on the timing and design of mandates or standards, we are unable to predict its potential impact at this time.
Risks related to our Rental Business
Our rental operations subject us to risks including increased maintenance costs as our rental fleet ages, increased costs of new replacement equipment we use in our fleet, and losses upon disposition of rental fleet units.
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

    Upon the sale of a rental fleet unit, we include in operating income the difference between the sales price and the depreciated value of the equipment sold. The market value of any given piece of rental equipment could be less than its depreciated value at the time it is sold. The market value of used rental equipment depends on several factors, including:
•market prices for like equipment;
•hours and condition of the equipment;
•time of year that the equipment is sold;
•the supply of used equipment in the market; and
•general economic conditions.
    Any significant decline in the selling prices for used rental equipment, or increased costs resulting from our rental operations, could have an adverse effect on our results of operations and cash flows.
Risks of our Growth Strategy
If our acquisition plans are unsuccessful, we may not achieve our planned long-term revenue growth.
    Our ability to grow through the acquisition of additional CNH Industrial geographic areas of responsibility and store locations or other businesses will be dependent upon the availability of suitable acquisition candidates at acceptable values, our ability to compete effectively for available acquisition candidates and the availability of capital to complete the acquisitions. We may not successfully identify suitable targets, or if we do, we may not be able to close the transactions, or if we close the transactions, they may not be profitable. In addition, CNH Industrial's consent is required for the acquisition of any CNH Industrial dealership, and the consent of our lenders may be required for certain acquisitions. CNH Industrial typically evaluates management, historical performance, and capitalization of a prospective acquirer in determining whether to consent to the sale of a CNH Industrial dealership. We may not obtain the consent of CNH Industrial or our lenders for certain acquisitions we may propose.
Our acquisitions may not be successful.
    There are risks associated with acquisitions of new dealerships. These risks include incurring significantly higher than anticipated capital expenditures and operating expenses; failing to integrate the operations and personnel of the acquired dealerships; disrupting our ongoing business; diluting the effectiveness of our management; failing to maintain uniform standards, controls and policies; and impairing relationships with employees and customers as a result of changes in management. To the extent we do not successfully avoid or overcome the risks or problems related to acquisitions, our results of operations and financial condition could be adversely affected. Future acquisitions also may have a significant impact on our financial position and capital needs, and could cause substantial fluctuations in our quarterly and yearly results of operations. Acquisitions could include significant goodwill and intangible assets. If the acquisitions giving rise to these intangible assets are unsuccessful, this may result in future impairment charges that would reduce our stated earnings.
Human Capital Risks
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
    In recent years, the equipment industry has experienced a shortage of qualified service technicians. If this trend worsens and we are not able to hire and retain qualified service technicians at acceptable levels, our ability to satisfy customers' service needs would be negatively impacted. Moreover, the technician shortage may increase our service technician compensation expense, and reduce our gross margins on service work.
Labor organizing activities could negatively impact us.
    Although none of our employees are covered by a collective bargaining agreement, there have been attempts to unionize our store personnel. The unionization of all or a substantial portion of our workforce could result in work slowdowns or stoppages, could increase our overall costs, could reduce our operating margins and reduce the efficiency of our operations at the affected locations, could adversely affect our flexibility to run our business competitively, and could otherwise have an adverse effect on our business.

Liability Risks
Selling and renting agricultural and construction equipment, selling parts, and providing repair services subject us to liability risks that could adversely affect our financial condition and reputation.
    Products sold, rented or serviced by us may expose us to potential liabilities for personal injury or property damage claims that arise from the use of such products. Our commercial liability insurance may not be adequate to cover significant product liability claims, or we may not be able to secure such insurance on economically reasonable terms. An uninsured or partially insured claim for which indemnification from the manufacturer is not available could have a material adverse effect on our financial condition or results of operations. Furthermore, if any significant claims are made against us or against CNH Industrial or any of our other suppliers, our business may be adversely affected by any related negative publicity or any adverse impact on the reputation or brand of any of our suppliers, including CNH Industrial.
Stock Price Volatility
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
Data Security Risks
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
    None.
ITEM 2.    PROPERTIES
Equipment Stores
    As of January 31, 2021, we operated 109 agricultural and construction equipment stores in the United States and Europe in the following locations:

	Agriculture Segment	Construction Segment	International Segment	Total
United States
North Dakota	10	5	—	15
Minnesota	10	3	—	13
Iowa	10	3	—	13
Nebraska	13	2	—	15
South Dakota	8	2	—	10
Colorado	—	3	—	3
Montana	—	3	—	3
Wisconsin	—	1	—	1
Wyoming	1	1	—	2
European Countries
Bulgaria	—	—	7	7
Germany	—	—	5	5
Romania	—	—	12	12
Ukraine	—	—	9	9
Serbia	—	—	1	1
Total	52	23	34	109
Store Lease Arrangements
    As of January 31, 2021, we leased 96 store facilities with lease arrangements expiring at various dates through January 31, 2031. Many of our lease agreements include fair market value purchase options, rights of first refusal, lease term extension options, or month-to-month or year-to-year automatic renewal provisions at the conclusion of the original lease period. A majority of the leases provide for fixed monthly rental payments and require us to pay the real estate taxes on the properties for the lease periods. We are generally responsible for utilities and maintenance of the leased premises. All of the leases require that we maintain public liability, property casualty, and personal property insurance on each of the leased premises. The leases generally require us to indemnify the lessor in connection with any claims arising from the leased premises during our occupation of the property. We believe our facilities are adequate to meet our current and anticipated needs.
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
    We have not historically owned significant amounts of real estate, although we evaluate opportunities to invest in our real estate on a case by case basis. We currently own the store facilities for eleven U.S. dealership locations and four Germany dealership locations. We have incurred debt financing and granted mortgages on these owned facilities. The remainder of our U.S. and international store locations are leased from third parties.
Headquarters
    We currently lease and occupy approximately 48,000 square feet in West Fargo, North Dakota for our headquarters and this lease expires on January 31, 2028. We continually review our location needs, including the adequacy of our headquarters space, to ensure our space is sufficient to support our operations. We believe there is ample opportunity for expansion in our West Fargo headquarters facility if necessary.

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
ITEM 4.    MINE SAFETY DISCLOSURES
    Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
    The names, ages and positions of our executive officers are as follows:

Name	Age	Position
David Meyer	67	Board Chair and Chief Executive Officer
Mark Kalvoda	49	Chief Financial Officer and Treasurer
Bryan Knutson	42	Chief Operating Officer
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
PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
    Our common stock is listed for trading on the Nasdaq Stock Market and trades under the symbol "TITN". As of March 22, 2021, there were approximately 646 record holders of our common stock, which excludes holders whose stock is held either in nominee name or street name brokerage accounts.
DIVIDENDS
    We have not historically paid any dividends on our common stock. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, outstanding indebtedness and plans for expansion and restrictions imposed by lenders, if any.
UNREGISTERED SALES OF EQUITY SECURITIES
    We did not have any unregistered sales of equity securities during the fiscal quarter ended January 31, 2021.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
    For information on securities authorized for issuance under our equity compensation plans, refer to Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."
REPURCHASES
    We did not engage in any repurchases of our common stock during the fiscal quarter ended January 31, 2021.

STOCK PERFORMANCE GRAPH
    The following graph compares the cumulative total return for the last trading day of our last five fiscal years on a $100 investment (assuming dividend reinvestment) on January 31, 2016, the last trading day before our fifth preceding fiscal year, in each of our common stock, the Russell 2000 Stock Index and the S&P Retailing Group Index.

350.00
300.00
250.00
200.00
150.00
100.00
50.00
2016
2017
2018
2019
2020
2021
Titan Machinery Inc.
Russell 2000 Index
S&P 500 Retail Index

	January 31,
	2016	2017	2018	2019	2020	2021
Titan Machinery Inc.	$100.00	$97.74	$152.09	$132.63	$86.41	$250.88
Russell 2000 Index	100.00	116.86	135.15	129.01	138.71	204.70
S&P 500 Retail Index	100.00	135.00	194.19	203.54	243.26	295.76

ITEM 6.    SELECTED FINANCIAL DATA
    The data given below, excluding the store count data, as of and for each of the five years in the period ended January 31, 2021, has been derived from our audited consolidated financial statements. In order to understand the effect of accounting policies and material uncertainties that could affect our presentation of financial information, this data should be read in conjunction with our Consolidated Financial Statements and Notes thereto included under Item 8 to this Form 10-K and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operation included under Item 7 of this Form 10-K.
    The change in store count, resulting from acquisitions, new store openings, or store closings, has an impact on the comparability of our statement of operations and balance sheet information. The table below summarizes the net change in our store count and ending store count for each fiscal year presented.

	Year Ended January 31,
	2021	2020	2019	2018	2017
Store Count Data
Net change in store count during fiscal year	2	3	7	(12)	1
Store count at end of fiscal year	109	107	104	97	109

	Year Ended January 31,
	2021	2020	2019	2018	2017
	(in thousands, except per share data)
Statement of Operations Data:
Revenue
Equipment	$1,016,071	$917,202	$909,178	$844,768	$838,037
Parts	244,676	234,217	210,796	203,231	214,103
Service	107,229	99,165	86,840	88,794	94,408
Rental and other	43,246	54,587	54,691	55,813	55,149
Total Revenue	1,411,222	1,305,171	1,261,505	1,192,606	1,201,697
Cost of Revenue
Equipment	911,170	818,707	812,467	764,649	769,924
Parts	171,873	165,190	149,615	143,729	149,212
Service	36,692	33,446	29,036	30,679	31,490
Rental and other	30,125	37,010	38,799	38,249	37,342
Total Cost of Revenue	1,149,860	1,054,353	1,029,917	977,306	987,968
Gross Profit	261,362	250,818	231,588	215,300	213,729
Operating Expenses	220,774	225,722	201,537	203,203	211,372
Impairments and Restructuring Costs	3,180	3,764	2,570	11,172	4,729
Income (Loss) from Operations	37,408	21,332	27,481	925	(2,372)
Other Income (Expense)
Interest and other income (expense)	527	3,126	2,547	1,635	1,524
Interest expense	(7,182)	(9,806)	(13,874)	(16,999)	(21,865)
Income (Loss) Before Income Taxes	30,753	14,652	16,154	(14,439)	(22,713)
Provision for (Benefit from) Income Taxes	11,397	699	3,972	(7,390)	(8,178)
Net Income (Loss) Including Noncontrolling Interest	19,356	13,953	12,182	(7,049)	(14,535)
Less: Loss Attributable to Noncontrolling Interest	—	—	—	—	(356)
Net Income (Loss) Attributable to Titan Machinery Inc.	$19,356	$13,953	$12,182	$(7,049)	$(14,179)

Earnings (Loss) per Share:
Basic	$0.86	$0.63	$0.55	$(0.32)	$(0.65)
Diluted	$0.86	$0.63	$0.55	$(0.32)	$(0.65)

Weighted Average Shares Outstanding:
Basic	22,100	21,946	21,809	21,543	21,294
Diluted	22,104	21,953	21,816	21,543	21,294

	January 31,
	2021	2020	2019	2018	2017
	(in thousands)
Balance Sheet Data:
Cash	$78,990	$43,721	$56,745	$53,396	$53,151
Receivables, net	69,109	72,776	77,500	60,672	60,082
Inventories	418,458	597,394	491,091	472,467	478,266
Prepaid expenses and other	13,677	13,655	15,556	12,440	10,989
Income taxes receivable	—	—	—	171	5,380
Total current assets	580,234	727,546	640,892	599,146	607,868
Goodwill and intangibles, net	9,218	10,694	8,408	5,193	5,001
Property and equipment, net of accumulated depreciation	147,165	145,562	138,950	151,047	156,647
Operating lease assets	74,445	88,281	—	—	—
Deferred income taxes	3,637	2,147	3,010	3,472	547
Other assets	1,090	1,113	1,178	1,450	1,359
Total Assets	$815,789	$975,343	$792,438	$760,308	$771,422

Accounts payable	$20,045	$16,976	$16,607	$15,136	$17,326
Floorplan payable (1)	161,835	371,772	273,756	247,392	233,228
Senior convertible notes	—	—	45,249	—	—
Current maturities of long-term debt (2)	4,591	13,779	2,067	1,574	1,373
Current operating lease liabilities	11,772	12,259	—	—	—
Deferred revenue	59,418	40,968	46,409	32,324	26,366
Accrued expenses and other (2)	59,839	38,409	36,364	31,863	30,533
Total current liabilities	317,500	494,163	420,452	328,289	308,826
Senior convertible notes	—	—	—	62,819	88,501
Long-term debt, less current maturities (2)	44,906	37,789	20,676	34,578	38,236
Operating lease liabilities	73,567	88,387	—	—	—
Deferred income taxes	—	2,055	4,955	2,275	9,500
Other long-term liabilities (2)	8,535	7,845	11,044	10,492	5,180
Total stockholders' equity	371,281	345,104	335,311	321,855	321,179
Total Liabilities and Stockholders' Equity	$815,789	$975,343	$792,438	$760,308	$771,422

(1) Portion of floorplan payable balance which is interest-bearing as of January 31 of the relevant year	39%	45%	45%	47%	72%
(2) Amounts as of, and prior to January 31, 2018, do not include the reclassification of finance leases from current maturities of long-term debt to accrued expenses and other, as well as, long-term debt, less current maturities to other long-term liabilities.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing under Item 8 of this Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this annual report, including information with respect to our plans and strategy for our business and expected financial results, includes forward-looking statements that involve risks and uncertainties. You should review the "Information Regarding Forward-Looking Statement" in this Item 7 and "Risk Factors" presented under Item 1A for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis in this annual report.
    A discussion of changes in our Financial Results and Cash Flow Comparisons from fiscal year 2019 to fiscal year 2020 has been omitted from this Form 10-K, but may be found in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended January 31, 2020, filed with the SEC on April 7, 2020.
BUSINESS DESCRIPTION
    We own and operate a network of full service agricultural and construction equipment stores in the United States and Europe. Based upon information provided to us by CNH Industrial N.V. or its U.S. subsidiary CNH Industrial America, LLC, collectively referred to in this Form 10-K as CNH Industrial, we are the largest retail dealer of Case IH Agriculture equipment in the world, one of the largest retail dealers of Case Construction equipment in North America and one of the largest retail dealers of New Holland Agriculture and New Holland Construction equipment in the U.S. We operate our business through three reportable segments: Agriculture, Construction and International. Within each segment, we have four principal sources of revenue: new and used equipment sales, parts sales, service, and equipment rental and other activities.
    The agricultural equipment we sell and service includes machinery and attachments for uses ranging from large-scale farming to home and garden use. The construction equipment we sell and service includes heavy construction machinery, light industrial machinery for commercial and residential construction, road and highway construction machinery, energy, and forestry operations equipment. We offer our customers a one-stop solution for their equipment needs through:
•new and used equipment sales;
•parts sales;
•equipment repair and maintenance services; and
•equipment rental and other activities.
    The new equipment and parts we sell are supplied primarily by CNH Industrial. According to its public reports, CNH Industrial is a leading manufacturer and supplier of agricultural and construction equipment based on the number of units sold, primarily through the Case IH Agriculture, New Holland Agriculture, Case Construction and New Holland Construction brands. Sales of new CNH Industrial products accounted for approximately 72% of our new equipment revenue in fiscal 2021, with our single largest manufacturer other than CNH Industrial representing approximately 2% of our total new equipment sales. We acquire used equipment for resale primarily through trade-ins from our customers and in some cases through selective purchases. We sell parts and provide in-store and on-site repair and maintenance services. We rent equipment and provide other ancillary services such as equipment transportation, GPS signal subscriptions, farm data management systems, precision farming equipment, and finance and insurance products.
    Throughout our 40-year operating history, we have built an extensive, geographically contiguous network of 75 stores located in the United States and 34 stores in Europe. We have a history of growth through acquisitions, including over 50 acquisitions in 11 U.S. states and four European countries since January 1, 2003. We believe that there will continue to be opportunities for dealership consolidation in the future, and we expect that acquisitions will continue to be a component of our long-term growth strategy.
Certain External Factors Affecting our Business
    We are subject to a number of factors that affect our business including those factors discussed in the sections in this annual report entitled "Risk Factors" and "Information Regarding Forward-Looking Statements." Certain of these external factors include, but are not limited to, the following:
Impact of COVID-19 Pandemic on the Company
    In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, and the President of the United States declared the COVID-19 outbreak as a national emergency. The nature of COVID-19 led to worldwide shutdowns and halting of commercial and interpersonal activity as governments imposed regulations in efforts to control the spread of the pandemic, such as shelter-in-place orders and quarantines. The pandemic has been highly fluid and we cannot anticipate with any certainty the length, scope, or severity of such restrictions in each of the markets that we operate. See Item 1A. Risk Factors for more information on possible impacts.
    Since the beginning of the COVID-19 pandemic, the safety of our employees and customers has been and continues to be our top concern. At the onset of the pandemic, we organized a COVID Task Force to implement safety protocols and to quickly respond to matters related to the pandemic at our locations.
    Even though we are considered an essential business, in response to the COVID-19 pandemic, the Company closed its U.S. stores to the public in March 2020 but continued operations through social distancing means in all areas: equipment, parts, service and rental. Beginning in May 2020, we began to fully reopen our stores to the public, following pandemic safety protocols, and, by June 2020, all of our locations were once again open to the public. Additionally, our international stores have also been following pandemic safety protocols set forth by each country and local government authority, which at times have included border shutdowns and curfew regulations.
    As vaccine distributions begin, we continue to follow the requirements of the local authorities for each of our locations to determine mandates and social distancing policies. Practices and policies we have put in place at the beginning of the pandemic, such as physical barriers, additional cleaning services, social distancing, and mask mandates, will continue until such time COVID-19 does not appear to be a threat.
    Each of our segments has been, and will continue to be, impacted differently and to a varying degree. The complete impact of the pandemic will continue to be subject to many variables and uncertainties many of which are currently unknown or outside of our control. A brief overview of the impact COVID-19 has had on each of our business segments is listed below.
    Agriculture
    Overall, we believe COVID-19 has created challenging industry conditions resulting in supply chain disruptions affecting areas such as ethanol, livestock and international trade. These conditions impacted agricultural commodities early in fiscal 2021, but were more than offset by positive macro conditions later in fiscal 2021, such as U.S. crop production, increased commodity exports and government support programs for our farm customers, such as the $16 billion Coronavirus Food Assistance Program (CFAP).
    Construction
    We believe all revenue categories of equipment, parts, service and rental have been negatively impacted in our Construction segment as a result of COVID-19, with such effects expected to continue as long as pandemic related macroeconomic stress and uncertainties persist. Examples of such macroeconomic stressors include: lower oil prices, higher unemployment, lower GDP, and reduced government spending on infrastructure projects. We believe that all of these factors have led to lower overall U.S. construction spending.
    International
    In addition to the industry challenges indicated for our Agriculture segment, our International segment is also being negatively impacted by border shutdowns, timing of equipment shipments and, from time to time, more stringent in-country pandemic regulations. We believe all revenue categories in our International segment have been more negatively impacted than our Agriculture segment because of these additional challenges and the general lack of government support programs for our international farm customers.
Macroeconomic and Industry Factors
    Our Agriculture and International businesses are primarily driven by the demand for agricultural equipment for use in the production of food, fiber, feed grain and renewable energy; home and garden applications; and the maintenance of commercial, residential and government properties. Agriculture industry factors such as changes in agricultural commodity prices and net farm income, have an effect on customer sentiment and their ability to secure financing for equipment purchases. Macroeconomic and industry factors that affect commodity prices and net farm income include changing worldwide demand for agriculture commodities, crop yields and supply disruptions caused by weather patterns and crop diseases, crop stock levels, production costs, and changing U.S. dollar foreign currency exchange rates. Based on U.S. Department of Agriculture ("USDA") publications, the most recent estimate of net farm income for calendar year 2020 increased 46% compared to calendar year 2019 due to the U.S. Federal government's direct farm program payments, U.S. crop production, and increased commodity exports. Based on its February 2021 report, the USDA projected net farm income for calendar year 2021 to decrease 8.1%, as compared to calendar year 2020.

    Our Construction business is primarily impacted by the demand for construction equipment for use in private and government commercial, residential, and infrastructure construction; demolition; maintenance; energy and forestry operations. Industry reports show that demand for construction equipment in our markets is driven by several factors, one of which is public infrastructure spending, including roads and highways, sewer and water. Any growth in federal allocations to public infrastructure spending over the next few years should positively impact our future results of operations. Likewise, any decline in federal allocations to public infrastructure spending over the next few years should negatively impact our future results of operations.
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
Dependence on our Primary Supplier
    The majority of our business involves the distribution and servicing of equipment manufactured by CNH Industrial. In fiscal 2021, CNH Industrial supplied approximately 74% of the new equipment sold in our Agriculture segment, 71% of the new equipment sold in our Construction segment, and 68% of the new equipment sold in our International segment, and represented a significant portion of our parts revenue. Thus, we believe the following factors have a significant impact on our operating results:
•CNH Industrial’s product offerings, reputation and market share;
•CNH Industrial’s product prices and incentive and discount programs;
•CNH Industrial's supply of inventory;
•CNH Industrial's offering of floorplan payable financing for the purchase of a substantial portion of our inventory; and
•CNH Industrial's offering of financing and leasing used by our customers to purchase CNH Industrial equipment from us.
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
Inventories
    New and used equipment inventories are stated at the lower of cost (specific identification) or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The majority of our used equipment inventory is acquired through trade-ins from our customers and is initially measured and recognized based on the estimated future selling price of the equipment, less a gross profit amount to be realized when the trade-in asset is sold and an estimate of any reconditioning work required to ready the asset for sale. Subsequent to the initial recognition, all new and used equipment inventories are subject to lower of cost or net realizable value assessments. We estimate net realizable value using internal information, management judgment and third-party data that considers various factors including age and condition of equipment, hours of use and market conditions. Generally, used equipment prices are more volatile to changes in market conditions than prices for new equipment due to incentive programs that may be offered by manufacturers to assist in the sale of new equipment. We review our equipment inventory values and adjust them whenever the carrying amount exceeds the estimated net realizable value.
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
    During our 2021 fiscal year, we determined that events or circumstances were present that may indicate that the carrying amount of certain of our store long-lived assets might not be recoverable. The events or circumstances which indicated that certain of our store long-lived assets might not be recoverable included a current period operating loss combined with historical losses and anticipated future operating losses within certain of our stores, or an expectation that a long-lived asset (or asset group) will be disposed of before the end of its previously estimated useful life. In light of these circumstances, we performed step one of the impairment analysis for these assets, which have a combined carrying value of $31.5 million, to determine if the asset values are recoverable. In certain cases, the analysis indicated that the carrying value is not recoverable. The aggregate carrying value of such assets totaled $6.4 million. Based on this conclusion, we performed step two of the impairment analysis and estimated the fair value of these assets using an income approach that incorporated unobservable inputs including estimated forecasted net cash flows generated from the use and disposition of these assets. Step two of the analysis indicated that an impairment charge in the amount of $0.9 million was necessary, of which $0.3 million related to the Agriculture segment and $0.6 million related to the Construction segment. In all other cases, in which the aggregate carrying value of such assets totaled $25.2 million, our analyses indicated that the carrying values are recoverable based on our estimates of future undiscounted cash flows under step one of the impairment analysis.
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
    In reviewing our deferred tax assets as of January 31, 2021, we concluded that a full valuation allowance continued to be warranted in certain jurisdictions. It was also concluded that a full valuation allowance for the Company's Ukrainian subsidiary was warranted and a partial valuation allowance for the Company's German subsidiary was warranted, as such the Company recorded an additional $3.8 million valuation allowance for these two subsidiaries. In total, valuation allowances of $6.1 million exist for our international entities as of January 31, 2021.
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
    In reviewing our foreign deferred tax assets as of January 31, 2020, we concluded that a full valuation allowance was warranted in certain jurisdiction locations. In total, valuation allowances of $2.2 million existed for certain of our international entities as of January 31, 2020.
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
Adjusted EBITDA
    EBITDA is a non-GAAP financial measure defined as earnings before finance costs, income taxes, depreciation and amortization and is a metric frequently used to assess and evaluate financial performance. Management uses Adjusted EBITDA as a measure of financial performance, as a supplemental measure to evaluate the Company's overall operating performance and believes it provides a useful metric for comparability between periods and across entities within our industry by excluding differences in capital structure, income taxes, non-cash charges and certain activities that occur outside of the ordinary course of our business. We calculate Adjusted EBITDA as our net income (loss), adjusted for net interest (excluding floorplan interest expense), income taxes, depreciation, amortization, and items included in our non-GAAP reconciliation, for each of the respective periods. Adjusted EBITDA should be evaluated in addition to, and not considered a substitute for, or superior to, any GAAP measure of net income (loss). In addition, other companies may calculate Adjusted EBITDA in a different manner, which may hinder comparability with other companies. The Company's Adjusted EBITDA for the fiscal years ended January 31, 2021 and 2020 was $65.4 million and $52.5 million, respectively. Refer to the Non-GAAP Financial Measures section for a reconciliation of Adjusted EBITDA to net income.
Key Financial Statement Components
Revenue
•Equipment: We derive equipment revenue from the sale of new and used agricultural and construction equipment.
•Parts: We derive parts revenue from the sale of parts for brands of equipment that we sell, other makes of equipment, and other types of equipment and related components. Our parts sales provide us with a relatively stable revenue stream that is less sensitive to the economic cycles that affect our equipment sales.

•Service: We derive service revenue from repair and maintenance services to our customers' equipment. Our repair and maintenance services provide a high-margin, relatively stable source of revenue through changing economic cycles.
•Rental and other: We derive other revenue from equipment rentals and ancillary equipment support activities such as equipment transportation, GPS signal subscriptions and reselling financial and insurance products.
Cost of Revenue
•Equipment: Cost of equipment revenue is the lower of the acquired cost or the net realizable value of the specific piece of equipment sold.
•Parts: Cost of parts revenue is the lower of the acquired cost or the market value of the parts sold, based on average costing.
•Service: Cost of service revenue represents costs attributable to services provided for the maintenance and repair of customer-owned equipment and equipment then on-rent by customers.
•Rental and other: Costs of other revenue represent costs associated with equipment rental, such as depreciation, maintenance and repairs, as well as costs associated providing transportation, hauling, parts freight, GPS subscriptions and damage waivers, including, among other items, drivers' wages, fuel costs, shipping costs and our costs related to damage waiver policies.
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
Floorplan Interest
    The cost of financing inventory is an important factor affecting our results of operations. Floorplan payable financing from CNH Industrial Capital, the Bank Syndicate Agreement, DLL Finance and various credit facilities related to our foreign subsidiaries represent the primary sources of financing for equipment inventories. CNH Industrial regularly offers interest-free periods as well as additional incentives and special offers. As of January 31, 2021, 61.0% of our floorplan payable financing was non-interest bearing.
Other Interest Expense
    Interest expense represents the interest on our debt instruments, including on our previously outstanding Senior Convertible Notes, other than floorplan payable financing facilities. Non-cash interest expense from amortization of the debt discount associated with our previously outstanding Senior Convertible Notes is also included in this balance.

Results of Operations
    Comparative financial data for each of our four sources of revenue for fiscal 2021 and 2020 are presented below. The results include the acquisitions made during these periods. The year-to-year comparison included below is not necessarily indicative of future results. Information regarding segment revenue and income (loss) before income taxes is presented for each fiscal year following our discussion of the consolidated results of operations. Additional information regarding our segments is included in Note 22 of our consolidated financial statements.
    The comparative financial data for fiscal 2019 and the comparison of fiscal 2020 to fiscal 2019 have been omitted from this Form 10-K but may be found in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended January 31, 2020, filed with the SEC on April 7, 2020.

	Year Ended January 31,
	2021	2020
	(dollars in thousands)
Equipment
Revenue	$1,016,071	$917,202
Cost of revenue	911,170	818,707
Gross profit	$104,901	$98,495
Gross profit margin	10.3%	10.7%
Parts
Revenue	$244,676	$234,217
Cost of revenue	171,873	165,190
Gross profit	$72,803	$69,027
Gross profit margin	29.8%	29.5%
Service
Revenue	$107,229	$99,165
Cost of revenue	36,692	33,446
Gross profit	$70,537	$65,719
Gross profit margin	65.8%	66.3%
Rental and other
Revenue	$43,246	$54,587
Cost of revenue	30,125	37,010
Gross profit	$13,121	$17,577
Gross profit margin	30.3%	32.2%

    The following table sets forth our statements of operations data expressed as a percentage of revenue for the fiscal years indicated.

	Year Ended January 31,
	2021	2020
Revenue
Equipment	72.0%	70.3%
Parts	17.3%	17.9%
Service	7.6%	7.6%
Rental and other	3.1%	4.2%
Total Revenue	100.0%	100.0%
Total Cost of Revenue	81.5%	80.8%
Gross Profit Margin	18.5%	19.2%
Operating Expenses	15.6%	17.3%
Impairment of Goodwill	0.1%	—%
Impairment of Intangible and Long-Lived Assets	0.1%	0.3%
Income from Operations	2.7%	1.6%
Other Income (Expense)	(0.5)%	(0.5)%
Income Before Income Taxes	2.2%	1.1%
Provision for Income Taxes	0.8%	0.1%
Net Income	1.4%	1.1%
Fiscal Year Ended January 31, 2021 Compared to Fiscal Year Ended January 31, 2020
Consolidated Results
Revenue

	Year Ended January 31,		Increase/	Percent
	2021	2020	(Decrease)	Change
	(dollars in thousands)
Equipment	$1,016,071	$917,202	$98,869	10.8%
Parts	244,676	234,217	10,459	4.5%
Service	107,229	99,165	8,064	8.1%
Rental and other	43,246	54,587	(11,341)	(20.8)%
Total Revenue	$1,411,222	$1,305,171	$106,051	8.1%
    The increase in total revenue for fiscal 2021, as compared to fiscal 2020, was primarily the result of strong agriculture equipment sales due to U.S. crop production and increased commodity exports, which increased net farm income. Our total revenue increase over the prior year was also impacted by our acquisitions of Northwood and HorizonWest. Company-wide same-store sales increased 6.9% over the prior fiscal year, which was driven by equipment sales within our Agriculture segment.

Gross Profit

	Year Ended January 31,		Increase/	Percent
	2021	2020	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$104,901	$98,495	$6,406	6.5%
Parts	72,803	69,027	3,776	5.5%
Service	70,537	65,719	4,818	7.3%
Rental and other	13,121	17,577	(4,456)	(25.4)%
Total Gross Profit	$261,362	$250,818	$10,544	4.2%
Gross Profit Margin
Equipment	10.3%	10.7%	(0.4)%	(3.7)%
Parts	29.8%	29.5%	0.3%	1.0%
Service	65.8%	66.3%	(0.5)%	(0.8)%
Rental and other	30.3%	32.2%	(1.9)%	(5.9)%
Total Gross Profit Margin	18.5%	19.2%	(0.7)%	(3.6)%
Gross Profit Mix
Equipment	40.1%	39.3%	0.8%	2.0%
Parts	27.9%	27.5%	0.4%	1.5%
Service	27.0%	26.2%	0.8%	3.1%
Rental and other	5.0%	7.0%	(2.0)%	(28.6)%
Total Gross Profit Mix	100.0%	100.0%
    Gross profit increased 4.2% or $10.5 million from fiscal 2020 to fiscal 2021, primarily due to higher revenue and gross profit from our equipment, parts, and service business partially offset by lower rental gross profit. Gross profit margin decreased from 19.2% in fiscal 2020 to 18.5% in fiscal 2021. The decrease in overall gross profit margin was primarily the result of a change in sales mix, with a greater proportion of revenue earned from equipment during fiscal 2021 as compared to the higher margin parts and service revenue during fiscal 2020. Additionally, rental and other gross profit was negatively impacted by a decrease in the size of the total rental fleet as well as a decrease in fleet dollar utilization to 22.2% in fiscal 2021 compared to 25.4% in fiscal 2020.
    Our company-wide absorption rate improved to 77.7% for fiscal 2021 as compared to 72.0% during fiscal 2020 as the increase in gross profit from parts and service combined with lower operating expenses and lower floorplan interest expense generated the improved absorption rate compared to that of fiscal 2020.
Operating Expenses

	Year Ended January 31,			Percent
	2021	2020	Decrease	Change
	(dollars in thousands)
Operating Expenses	$220,774	$225,722	$(4,948)	(2.2)%
Operating Expenses as a Percentage of Revenue	15.6%	17.3%	(1.7)%	(9.8)%
    Operating expenses for fiscal 2021 decreased $4.9 million, as compared to fiscal 2020. The increased operating expenses of four acquired locations, were more than offset by managed expense reductions in our Construction and International segments and various lower operating expenses caused by COVID-19 such as reduced travel and fuel costs. Fiscal 2020 also included additional depreciation expense for the ERP transition as the estimated useful life of our current ERP was adjusted to coincide with the estimated go-live date of the new ERP. In fiscal 2021, operating expenses as a percentage of revenue decreased to 15.6% from 17.3% in fiscal 2020. The decrease in operating expenses as a percentage of total revenue was due to lower expenses combined with the increase in total revenue in fiscal 2021 compared to fiscal 2020, which positively affected our ability to leverage our fixed operating costs.

Impairment and Restructuring Costs

	Year Ended January 31,		Increase/	Percent
	2021	2020	(Decrease)	Change
	(dollars in thousands)
Impairment of Goodwill	$1,453	$—	$1,453	n/m
Impairment of Long-Lived Assets	1,727	3,764	(2,037)	(54.1)%
    During fiscal 2021, we recognized a total of $3.2 million of impairment expenses related to certain goodwill, other intangible assets, and long-lived assets, as compared to $3.8 million in fiscal 2020. The fiscal 2021 impairment expenses were primarily related to the impairment of goodwill and certain other intangible assets in our International segment.
Other Income (Expense)

	Year Ended January 31,			Percent
	2021	2020	(Decrease)	Change
	(dollars in thousands)
Interest and other income (expense)	$527	$3,126	$(2,599)	(83.1)%
Floorplan interest expense	(3,339)	(5,354)	(2,015)	(37.6)%
Other interest expense	(3,843)	(4,452)	(609)	(13.7)%
    The decrease in Interest and other income (expense) compared to fiscal 2020 is primarily the result of differences in foreign currency gains and losses recognized during the periods. The U.S. dollar strengthened relative to the Euro and the Ukrainian hyrvia strengthened relative to the U.S. dollar in fiscal 2020 creating foreign currency gains in fiscal 2020. The decrease in floorplan interest expense for fiscal 2021, as compared to fiscal 2020, was due to an overall lower interest rate environment as well as a decrease in our interest-bearing inventory in fiscal 2021.
Provision for Income Taxes

	Year Ended January 31,			Percent
	2021	2020	Increase	Change
	(dollars in thousands)
Provision for Income Taxes	$11,397	$699	$10,698	n/m
    Our effective tax rate increased from 4.8% in fiscal 2020 to 37.1% in fiscal 2021. The Company's effective tax rate increased due to changes in valuation allowances recognized for deferred tax assets. In fiscal 2020, the Company concluded that a release of its domestic valuation allowance of $4.6 million for U.S. federal and state deferred tax assets was warranted. In fiscal 2021, the Company concluded that a full valuation allowance was warranted for the Company's Ukrainian subsidiary and a partial valuation allowance for the Company's German subsidiary. The Company recorded an additional $3.8 million valuation allowance from the Ukraine and Germany subsidiaries.
    See Note 15 to our consolidated financial statements for further details on our effective tax rate.

Segment Results

	Year Ended January 31,		Increase/	Percent
	2021	2020	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$886,485	$749,042	$137,443	18.3%
Construction	305,745	320,034	(14,289)	(4.5)%
International	218,992	236,095	(17,103)	(7.2)%
Total	$1,411,222	$1,305,171	$106,051	8.1%

Income (Loss) Before Income Taxes
Agriculture	$34,422	$18,036	$16,386	90.9%
Construction	186	(2,290)	2,476	n/m
International	(6,025)	504	(6,529)	n/m
Segment income before income taxes	28,583	16,250	12,333	75.9%
Shared Resources	2,170	(1,598)	3,768	n/m
Total	$30,753	$14,652	$16,101	109.9%
Agriculture
    Agriculture segment revenue for fiscal 2021 increased 18.3% or $137.4 million compared to the same period last year. Agriculture same-store sales increased 14.4% for fiscal 2021, as compared to fiscal 2020. Total segment revenue and same-store sales were primarily driven by increased equipment sales. The Northwood and HorizonWest acquisitions, which were completed in October 2019 and May 2020, respectively, also contributed to the total sales growth for the segment.
    Agriculture segment income before income taxes for fiscal 2021 improved by $16.4 million or 90.9% compared to fiscal 2020. The improvement in segment performance was largely the result of increased gross profit, partially offset by an increase in operating expenses.
Construction
    Construction segment revenue for fiscal 2021 decreased 4.5% or $14.3 million compared to fiscal 2020 due to a same-store sales decrease of 1.4% and our divestiture of the Albuquerque, New Mexico store in the fourth quarter of fiscal 2020. Our Construction segment experienced decreased revenues across all revenue categories: equipment, parts, service, and rental and other. The decrease in revenue in the segment was driven by more difficult industry conditions such as lower oil prices and a general slow down in the economy due to COVID-19.
    The Construction segment income before income taxes was $0.2 million for fiscal 2021 compared to a loss of $2.3 million for the prior year. The improvement in segment results was primarily due to decreased operating and interest expenses partially offset by lower revenues compared to the prior year.
International
    International segment revenue for fiscal 2021 decreased 7.2% or $17.1 million compared to fiscal 2020. Lower segment revenue was driven by decreased customer demand due to below average yields in certain areas of our international footprint as well as overall challenging economic and business conditions due to COVID-19.
    Our International segment loss before income taxes was $6.0 million for fiscal 2021, compared to income before income taxes of $0.5 million for fiscal 2020. The lower segment results were primarily due to impairment charges, decreased equipment gross profits from reduced customer demand resulting from below average crop yields in certain areas of our footprint, as well as overall challenging economic and business conditions due to COVID-19. Impairment charges of $2.3 million were recognized in fiscal 2021, relating to the impairment of the goodwill balance and a portion of the distribution rights of our Germany reporting unit.
Shared Resources/Eliminations
    We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate most of these net expenses to our segments. Since these allocations are set early in the year, and a portion is planned to be unallocated, unallocated balances may occur. Shared Resource income before income taxes was $2.2 million for fiscal 2021 compared to a loss of $1.6 million for fiscal 2020. The increase in Shared Resources income was the result of operating expense reductions due to COVID-19 as well as interest expense reductions due to a lower interest rate environment, lower interest rates under the new credit facility, and a lower level of borrowings.
Non-GAAP Financial Measures
    To supplement our net income and diluted earnings per share ("diluted EPS"), both GAAP measures, we present and our management utilizes adjusted net income, adjusted diluted EPS, and Adjusted EBITDA, all non-GAAP financial measures. Generally, these non-GAAP financial measures include adjustments for items such as valuation allowances for income tax, costs associated with impairment charges, Ukraine remeasurement gains/losses and charges associated with our Enterprise Resource Planning (ERP) system transition. We believe that the presentation of adjusted net income, adjusted diluted EPS and adjusted EBITDA is relevant and useful to our management and investors because it provides a measurement of earnings on activities that we consider to occur in the ordinary course of our business. Adjusted net income, adjusted diluted EPS, and adjusted EBITDA should be evaluated in addition to, and not considered a substitute for, or superior to, the most comparable GAAP financial measure. In addition, other companies may calculate these non-GAAP financial measures in a different manner, which may hinder comparability of our results with those of other companies.
    The following tables reconcile net income and diluted EPS, GAAP financial measures, to adjusted net income, adjusted diluted EPS, and adjusted EBITDA, all non-GAAP financial measures.

	Year Ended January 31,
	2021	2020
	(dollars in thousands, except per share data)
Adjusted Net Income
Net Income	$19,356	$13,953
Adjustments
ERP transition costs	2,990	7,175
Impairment charges	3,180	3,764
Ukraine remeasurement (gain) / loss	1,174	(616)
Total Pre-Tax Adjustments	7,344	10,323
Tax Effect of Adjustments (1)	(2,227)	(1,036)
Adjustment for Tax Valuation Allowance	3,759	(4,611)
Total Adjustments	8,876	4,676
Adjusted Net Income	$28,232	$18,629

	Year Ended January 31,
	2021	2020
	(dollars in thousands, except per share data)
Adjusted Diluted EPS
Diluted EPS	$0.86	$0.63
Adjustments (2)
ERP transition costs	0.13	0.32
Impairment charges	0.14	0.17
Ukraine remeasurement (gain) / loss	0.05	(0.02)
Total Pre-Tax Adjustments	0.32	0.47
Tax Effect of Adjustments (1)	(0.10)	(0.05)
Adjustment for Tax Valuation Allowance	0.18	(0.21)
Total Adjustments	0.40	0.21
Adjusted Diluted EPS	$1.26	$0.84

Adjusted EBITDA
Net Income	$19,356	$13,953
Adjustments
Interest expense, net of interest income	3,574	4,121
Provision for income taxes	11,397	699
Depreciation and amortization	23,701	28,067
EBITDA	58,028	46,840
Adjustments
ERP transition costs	2,990	2,497
Impairment charges	3,180	3,764
Ukraine remeasurement (gain) / loss	1,174	(616)
Total Adjustments	7,344	5,645
Adjusted EBITDA	$65,372	$52,485
(1)The tax effect of U.S. related adjustments was calculated using a 26% tax rate, determined based on a 21% federal statutory rate and a 5% blended state income tax rate. The tax effect of the Germany related adjustments was calculated using a 29% tax rate. Included in the tax effect of the adjustments is the tax impact of foreign currency changes in Ukraine of $1.2 million for fiscal 2021.
(2)Adjustments are net of the impact of amounts allocated to participating securities where applicable

    For a discussion of other non-GAAP financial measures, see our discussion of Adjusted Cash Flow in the Cash Flow section elsewhere within this Item 7 of our Form 10-K.
Liquidity and Capital Resources
Sources of Liquidity
    Our primary sources of liquidity are cash reserves, cash generated from operations, and borrowings under our floorplan payable and other credit facilities. We expect these sources of liquidity to be sufficient to fund our working capital requirements, acquisitions, capital expenditures and other investments in our business, service our debt, pay our tax and lease obligations and other commitments and contingencies, and meet any seasonal operating requirements for the foreseeable future, provided, however, that our borrowing capacity under our credit agreements is dependent on compliance with various financial covenants as further described in Note 8 to our consolidated financial statements included in this Form 10-K. We have worked in the past, and will continue to work in the future if necessary, with our lenders to implement satisfactory modifications to these financial covenants when appropriate for the business conditions confronted by us.
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
    As of January 31, 2021, we had floorplan payable lines of credit for equipment purchases totaling $773.0 million, which includes a $450.0 million credit facility with CNH Industrial Capital, a $185.0 million floorplan payable line under the Bank Syndicate Agreement, a $60.0 million credit facility with DLL Finance, and additional credit facilities related to our foreign subsidiaries. Available borrowing capacity under these lines of credit are reduced by amounts outstanding under such facilities, borrowing base calculations and amount of standby letters of credit outstanding with respect to the Bank Syndicate Agreement, and certain acquisition-related financing arrangements with respect to the CNH Industrial Capital credit facility. As of January 31, 2021, the Company was in compliance with the financial covenants under its credit agreements. Additional details on each of these credit facilities are disclosed in Note 8 to our consolidated financial statements included in this annual report.
    The maturity date for the Wells Fargo Credit Agreement previously was October 28, 2020. Effective April 3, 2020, we entered into an amended and restated credit agreement with the Bank Syndicate, which has a maturity date of April 3, 2025. As of January 31, 2021, the Company was not subject to the fixed charge ratio covenant under the Bank Syndicate Agreement as our adjusted excess availability plus eligible cash collateral (as defined in the Bank Syndicate Agreement) was not less than 15% of the total amount of the credit facility. Please refer to Note 8 to our consolidated financial statement included in Item 8 for further information regarding the Company's line of credit.
    Our equipment inventory turnover increased to 2.0 times for fiscal 2021 compared to 1.5 times for fiscal 2020. Our equipment inventories amount decreased 34.5% from January 31, 2020 to January 31, 2021. The equipment turnover improved due to the combination of the increase in equipment sales volume in fiscal 2021 as compared to fiscal 2020 and a decrease in our average equipment inventory over these time periods. Our equity in equipment inventory, which reflects the portion of our equipment inventory balance that is not financed by floorplan payables, increased to 52.1% as of January 31, 2021 from 27.9% as of January 31, 2020. The increase in our equity in equipment inventory is primarily due to a high level of cash generation in fiscal 2021, which was applied against interest bearing floorplan payables.
Long-Term Debt Facilities
    As of January 31, 2021, we had a $65.0 million working capital line of credit under the Bank Syndicate Agreement (the "Revolver Loan"). The Revolver Loan is used to finance our working capital requirements and fund certain capital expenditures, as needed. As of January 31, 2021, the Company did not have a need to utilize any of the Revolver Loan, as such the outstanding balance was zero. The Company may also decide in the future to finance a portion of our rental fleet as well as our capital expenditures using long-term debt from various lenders.

Adequacy of Capital Resources
    Our primary uses of cash have been to fund our operating activities, including the purchase of inventories and providing for other working capital needs; meeting our debt service requirements; making payments due under our various leasing arrangements; and funding capital expenditures, including the purchase of rental fleet assets. The primary factor affecting our ability to generate cash and to meet cash requirements, is our operating performance as impacted by (i) industry factors, (ii) competition, (iii) general economic conditions, (iv) the timing and extent of acquisitions, and (v) business and other factors including those identified in Item 1A "Risk Factors" and discussed in this Form 10-K.
    Our ability to service our debt will depend upon our ability to generate necessary cash. This will in turn depend on our future acquisition activity, operating performance, general economic conditions, and financial, competitive, business and other factors, some of which are beyond our immediate control. Based on our current operational performance, we believe our cash flow from operations, available cash, and available borrowings under our existing credit facilities will be adequate to meet our liquidity needs for, at a minimum, the next 12 months.
    In fiscal 2021, we used $7.1 million in cash for rental fleet purchases and $13.0 million in cash for property and equipment purchases and financed $19.5 million in property and equipment purchases with long-term debt and finance leases. The property and equipment purchases in fiscal 2021 primarily related to improvements to, or purchases of, real estate assets and the purchase of vehicles. In fiscal 2020, we used $14.3 million in cash for rental fleet purchases, $10.7 million in cash for property and equipment purchases, and financed $11.0 million in property and equipment purchases with long-term debt. The property and equipment purchases in fiscal 2020 primarily related to the purchase of vehicles, trucks and real estate. We expect our cash expenditures for property and equipment, exclusive of rental fleet purchases, for fiscal 2022 to be approximately $20.0 million and expect cash expenditures for our rental fleet for fiscal 2022 to be approximately $15.0 million. The actual amount of our fiscal 2022 capital expenditures will depend upon factors such as general economic conditions, growth prospects for our industry and our decisions regarding financing and leasing options. We currently expect to finance property and equipment purchases with borrowings under our existing credit facilities, financing with long-term debt, with available cash or with cash flow from operations. We may need to incur additional debt if we pursue any future acquisitions.
    There can be no assurances, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under the credit facilities with the Bank Syndicate, CNH Industrial Capital and DLL Finance in amounts sufficient to allow us to service our indebtedness and to meet our other commitments. If we are unable to generate sufficient cash flow from operations or to obtain sufficient future borrowings, we may be required to seek one or more alternatives such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. There can be no assurances that we will be able to succeed with one of these alternatives on commercially reasonable terms, if at all. In addition, if we pursue strategic acquisitions, we may require additional equity or debt financing to consummate the transactions, and we cannot assure you that we will succeed in obtaining this financing on favorable terms or at all. If we incur additional indebtedness to finance any of these transactions, this may place increased demands on our cash flow from operations to service the resulting increased debt. Our existing debt agreements contain restrictive covenants that may restrict our ability to adopt any of these alternatives. Any non-compliance by us under the terms of our debt agreements could result in an event of default which, if not cured, could result in the acceleration of our debt. We have met all financial covenants under these credit agreements as of January 31, 2021. If anticipated operating results create the likelihood of a future covenant violation, we would seek to work with our lenders on an appropriate modification or amendment to our financing arrangements.

Cash Flow
Cash Flow Provided By Operating Activities
    Net cash provided by operating activities in fiscal 2021 was a record $173.0 million compared to $1.0 million in fiscal 2020. The increase in net cash provided by operating activities of $172.0 million from fiscal 2020 to fiscal 2021 was primarily the result of a reduction in inventory and increase in net income. We evaluate our cash flow from operating activities net of all floorplan payable activity and maintain a constant level of equity in our inventory. Taking these adjustments into account, our adjusted cash flow provided by operating activities was $148.5 million for fiscal 2021 compared to $17.8 million for fiscal 2020. For a reconciliation of this adjusted cash flow provided by operating activities to the comparative GAAP financial measure, refer to the Adjusted Cash Flow Reconciliation below.
Cash Flow Used For Investing Activities
    Net cash used for investing activities is primarily comprised of cash used for property and equipment purchases, including rental fleet purchases, and for business acquisitions.
    Net cash used for investing activities was $20.3 million in fiscal 2021, compared to $36.5 million in fiscal 2020. In fiscal 2021, the Company used $20.1 million of cash, compared to $25.0 million in fiscal 2020, for additional investment in our rental fleet, vehicles, capital improvements, and purchases of real estate. In addition, the Company utilized $6.8 million of cash in fiscal 2021, compared to $13.9 million in the prior fiscal year, for acquisitions.
Cash Flow Provided By (Used For) Financing Activities
    Net cash used for financing activities was $117.9 million in fiscal 2021, compared to net cash provided by financing activities of $22.9 million in fiscal 2020. In fiscal 2021, net cash used for financing activities was the result of decreased non-manufacturer floorplan payables, which we were able to reduce with the additional cash generated from operating activities. Additionally, in fiscal 2020, long-term financing proceeds of $18.9 million were utilized to purchase previously leased assets, vehicles and real estate.
Adjusted Cash Flow Reconciliation
    We consider our cash flow from operating activities to include all equipment inventory financing activity regardless of whether we obtain the financing from a manufacturer or other sources. GAAP requires the cash flows associated with non-manufacturer floorplan payables to be recognized as financing cash flows in the consolidated statement of cash flows. We consider equipment inventory financing with both manufacturers and other sources to be part of the normal operations of our business. We also evaluate our cash flow from operating activities by assuming a constant level of equity in our equipment inventory. Our equity in our equipment inventory reflects the portion of our equipment inventory balance that is not financed by floorplan payables. Our adjustment to maintain a constant level of equity in our equipment inventory is equal to the difference between our actual level of equity in equipment inventory at each period-end presented on the consolidated statements of cash flows compared to the actual level of equity in equipment inventory at the beginning of the fiscal year. We refer to this measure of cash flow as Adjusted Cash Flow.
    Our equity in equipment inventory was 52.1% and 27.9% as of January 31, 2021 and 2020, respectively.
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

	Net Cash Provided by (Used for) Operating Activities		Net Cash Provided by (Used for) Financing Activities
	Year Ended January 31,		Year Ended January 31,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Cash Flow, As Reported	$172,996	$955	$(117,939)	$22,869
Adjustment for Non-Manufacturer Floorplan Net Payments	(106,414)	50,158	106,414	(50,158)
Adjustment for Constant Equity in Equipment Inventory	81,900	(33,359)	—	—
Adjusted Cash Flow	$148,482	$17,754	$(11,525)	$(27,289)

Certain Information Concerning Off-Balance Sheet Arrangements
    As of January 31, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. In the normal course of our business activities, we lease real estate, vehicles and equipment under operating leases.
Contractual and Commercial Commitment Summary
    Our contractual obligations and commercial commitments as of January 31, 2021 are summarized below:

		Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(in thousands)
Long-term debt obligations (1)	$77,772	$17,255	$15,961	$16,591	$27,965
Operating lease (2)	105,518	16,521	29,757	25,987	33,253
Purchase obligations (3)	13,760	4,163	6,667	2,930	—
Total	$197,050	$37,939	$52,385	$45,508	$61,218
(1)Includes obligations under our finance lease and financing obligations, long-term debt obligations and estimates of interest payable under all such obligations.
(2)Includes minimum lease payment obligations under operating leases. Amounts do not include insurance or real estate taxes, which we include in our operating expenses and which we estimate will be approximately $2.6 million for the less than 1 year period, $4.9 million for the 1 to 3 year period, $4.2 million for the 3 to 5 year period, and $5.8 million for the more than 5 years period for a total of approximately $17.5 million. See Note 16 to our consolidated financial statements for a description of our operating lease obligations.
(3)Primarily represents contracts related to information technology systems.
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
    This Form 10-K contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify forward-looking statements by the following words: "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "ongoing," "plan," "potential," "predict," "project," "should," "will," "would," or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management's beliefs and assumptions, which in turn are based on currently available information. Our forward-looking statements in this Form 10-K generally relate to the following:
•our beliefs and intentions with respect to our growth strategies, including growth through strategic acquisitions, the types of acquisition targets we intend to pursue, the availability of suitable acquisition targets, the industry climate for dealer consolidation, and our ability to implement our growth strategies;
•our beliefs with respect to factors that will affect demand and seasonality of purchasing in the agricultural and construction industries;
•our beliefs with respect to our primary supplier (CNH Industrial) of equipment and parts inventory;
•our beliefs with respect to the equipment market, our competitors and our competitive advantages;
•our beliefs with respect to the impact of U.S federal government policies on the agriculture economy;
•our beliefs with respect to the impact of commodity prices for the fossil fuels and other commodities on our operating results;
•our beliefs with respect to the impact of government regulations;

•our beliefs with respect to our business strengths and the diversity of our customer base;
•our plans and beliefs with respect to real property used in our business;
•our plans and beliefs regarding future sales, sales mix, and marketing activities;
•our beliefs and assumptions regarding the payment of dividends;
•our beliefs and assumptions regarding valuation reserves, equipment inventory balances, fixed operating expenses, and absorption rate;
•our beliefs and expectations regarding the effects of the political climate and economy in Ukraine;
•our beliefs and assumptions with respect to our rental equipment operations;
•our beliefs with respect to our employee relations;
•our assumptions, beliefs and expectations with respect to past and future market conditions, including interest rates, and public infrastructure spending, new environmental standards, and the impact these conditions will have on our operating results;
•our beliefs with respect to the impact of our credit agreements, including future interest expense, limits on corporate transactions, financial covenant compliance, and ability to negotiate amendments or waivers, if needed;
•our beliefs with respect to the impact of increase or decrease in applicable foreign exchange rates;
•our plans and assumptions for future capital expenditures;
•our cash needs, sources of liquidity, and the adequacy of our working capital.
    Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management's beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results that differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:
•the scope, duration and impact of the COVID-19 pandemic on the Company's operations and business;
•incorrect assumptions regarding our cash needs and the amount of inventory we need on hand;
•general economic conditions and construction activity in the markets where we operate;
•our dependence of CNH Industrial and our relationships with other equipment suppliers;
•our level of indebtedness and ability to comply with the terms of agreements governing our indebtedness;
•the risks associated with the expansion of our business;
•the risks resulting from outbreaks or other public health crises, including COVID-19;
•the potential inability to integrate any businesses we acquire;
•competitive pressures;
•significant fluctuations in the price of our common stock
•risks related to our dependence on our information technology systems and the impact of potential breaches and other disruptions
•compliance with laws and regulations; and
•other factors discussed under "Risk Factors" or elsewhere in this Form 10-K.
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
Interest Rate Risk
    Exposure to changes in interest rates results from borrowing activities used to fund operations. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. We have both fixed and floating rate financing. Some of our floating rate credit facilities contain minimum rates of interest to be charged. Based upon our interest-bearing balances and interest rates as of January 31, 2021, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $0.6 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $0.6 million. At January 31, 2021, we had total floorplan payables outstanding of $161.8 million, of which $63.0 million was interest-bearing at variable interest rates and $98.8 million was non-interest bearing. In addition, at January 31, 2021, we had total long-term debt outstanding of $62.2 million, all of which was fixed rate debt.
Foreign Currency Exchange Rate Risk
    Our foreign currency exposures arise as the result of our foreign operations. We are exposed to transactional foreign currency exchange rate risk through our foreign entities holding assets and liabilities denominated in currencies other than their functional currency. In addition, the Company is exposed to foreign currency transaction risk as a result of certain intercompany financing transactions. The Company attempts to manage its transactional foreign currency exchange rate risk through the use of derivative financial instruments, primarily foreign exchange forward contracts, or through natural hedging instruments. Based upon balances and exchange rates as of January 31, 2021, holding other variables constant, we believe that a hypothetical 10% increase or decrease in all applicable foreign exchange rates would not have a material impact on our results of operations or cash flows. As of January 31, 2021, our Ukrainian subsidiary had $1.2 million of net monetary assets denominated in Ukrainian hryvnia (UAH). We have attempted to minimize our net monetary asset position through reducing overall asset levels in Ukraine and through borrowing in UAH which serves as a natural hedging instrument offsetting our net UAH denominated assets. At certain times, currency and payment controls imposed by the National Bank of Ukraine have limited our ability to manage our net monetary asset position. The UAH did devalue during fiscal 2021, and an escalation of political tensions or economic instability could lead to more significant UAH devaluations, which could have a material impact on our results of operations and cash flows.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
    The Consolidated Balance Sheets of the Company as of January 31, 2021 and 2020, and the related Consolidated Statements of Operations, Comprehensive Income, Stockholders' Equity, and Cash Flows for the years ended January 31, 2021, 2020 and 2019, and the notes thereto, have been audited by Deloitte & Touche LLP, an independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Titan Machinery Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Titan Machinery Inc. and subsidiaries (the “Company”) as of January 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2021, and the related notes and the schedule listed in the Index at Part IV, Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Inventories – Valuation of Used Equipment Inventories — Refer to Notes 1 and 5 to the financial statements
Critical Audit Matter Description
The majority of the Company’s used equipment inventories are acquired through trade-ins from customers. Equipment that is traded-in is recorded at fair value less a normal gross profit margin. The Company determines fair value for the traded-in equipment through internal and third-party data that considers various factors including the age and condition of the equipment, hours of use, and market conditions. The Company’s used equipment inventories are stated at the lower of cost (specific identification) or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company periodically subjects used equipment inventories to lower of cost or net realizable value assessments and adjusts carrying values when such values exceed estimated net realizable value. The Company estimates net realizable value using internal and third-party data that considers various factors including the age and condition of the equipment, hours of use, and market conditions. The used equipment inventories balance as of January 31, 2021 was $131.4 million.

Given the significant judgments made by management to determine the initial fair value and subsequent net realizable value of used equipment inventories, performing audit procedures to evaluate these judgments to determine the valuation of used equipment inventories required a high degree of auditor judgment and an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s judgments regarding the valuation of used equipment inventories included the following, among others:
•We tested the effectiveness of controls over the valuation of used equipment inventories, including the reasonableness of various factors including the age and condition of the equipment, hours of use, and market conditions, used to determine the net realizable value of the equipment.
•We tested the effectiveness of controls over the internal and external data used to determine the valuation of used equipment inventories.
•We evaluated the reasonableness of management’s judgments utilized to determine the net realizable value of the used equipment inventories by:
–Evaluating the reasonableness and consistency of the methodology and assumptions used by management to determine net realizable value.
–Testing the underlying determination of the net realizable value by obtaining sales documentation containing the age of the equipment and hours of use and comparing it to comparable internal and external data.
–Performing a retrospective lookback analysis of management’s process by comparing the actual selling prices of used equipment inventories units sold in the current year to the selling prices estimated by management for those units in the prior year.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
March 30, 2021

We have served as the Company's auditor since 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Titan Machinery Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Titan Machinery Inc. and subsidiaries (the “Company”) as of January 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended January 31, 2021, of the Company and our report dated March 30, 2021, expressed an unqualified opinion on those consolidated financial statements.
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

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
March 30, 2020

TITAN MACHINERY INC.
CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 31, 2021 AND 2020
(in thousands, except per share data)

	January 31, 2021	January 31, 2020
Assets
Current Assets
Cash	$78,990	$43,721
Receivables, net of allowance for expected credit losses	69,109	72,776
Inventories	418,458	597,394
Prepaid expenses and other	13,677	13,655
Total current assets	580,234	727,546
Noncurrent Assets
Property and equipment, net of accumulated depreciation	147,165	145,562
Operating lease assets	74,445	88,281
Deferred income taxes	3,637	2,147
Goodwill	1,433	2,327
Intangible assets, net of accumulated amortization	7,785	8,367
Other	1,090	1,113
Total noncurrent assets	235,555	247,797
Total Assets	$815,789	$975,343

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$20,045	$16,976
Floorplan payable	161,835	371,772
Current maturities of long-term debt	4,591	13,779
Current maturities of operating leases	11,772	12,259
Deferred revenue	59,418	40,968
Accrued expenses and other	48,791	38,360
Income taxes payable	11,048	49
Total current liabilities	317,500	494,163
Long-Term Liabilities
Long-term debt, less current maturities	44,906	37,789
Operating lease liabilities	73,567	88,387
Deferred income taxes	—	2,055
Other long-term liabilities	8,535	7,845
Total long-term liabilities	127,008	136,076
Commitments and Contingencies (Note 13)
Stockholders' Equity
Common stock, par value $0.00001 per share, 45,000,000 shares authorized; 22,552,967 shares issued and outstanding at January 31, 2021; 22,335,377 shares issued and outstanding at January 31, 2020	—	—
Additional paid-in-capital	252,913	250,607
Retained earnings	116,869	97,717
Accumulated other comprehensive income (loss)	1,499	(3,220)
Total stockholders' equity	371,281	345,104
Total Liabilities and Stockholders' Equity	$815,789	$975,343
See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JANUARY 31, 2021, 2020 AND 2019
(in thousands, except per share data)

	2021	2020	2019
Revenue
Equipment	$1,016,071	$917,202	$909,178
Parts	244,676	234,217	210,796
Service	107,229	99,165	86,840
Rental and other	43,246	54,587	54,691
Total Revenue	1,411,222	1,305,171	1,261,505
Cost of Revenue
Equipment	911,170	818,707	812,467
Parts	171,873	165,190	149,615
Service	36,692	33,446	29,036
Rental and other	30,125	37,010	38,799
Total Cost of Revenue	1,149,860	1,054,353	1,029,917
Gross Profit	261,362	250,818	231,588
Operating Expenses	220,774	225,722	201,537
Impairment of Goodwill	1,453	—	—
Impairment of Intangible and Long-Lived Assets	1,727	3,764	2,156
Restructuring Costs	—	—	414
Income from Operations	37,408	21,332	27,481
Other Income (Expense)
Interest and other income (expense)	527	3,126	2,547
Floorplan interest expense	(3,339)	(5,354)	(6,114)
Other interest expense	(3,843)	(4,452)	(7,760)
Income Before Income Taxes	30,753	14,652	16,154
Provision for Income Taxes	11,397	699	3,972
Net Income	$19,356	$13,953	$12,182

Earnings per Share:
Basic	$0.86	$0.63	$0.55
Diluted	$0.86	$0.63	$0.55

Weighted Average Common Shares:
Basic	22,100	21,946	21,809
Diluted	22,104	21,953	21,816
See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED JANUARY 31, 2021, 2020 AND 2019
(in thousands)

	2021	2020	2019
Net Income	$19,356	$13,953	$12,182
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	4,719	(880)	(640)
Comprehensive Income	$24,075	$13,073	$11,542
See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JANUARY 31, 2021, 2020 AND 2019
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares Outstanding	Amount
BALANCE, JANUARY 31, 2018	22,102	$—	$246,509	$77,046	$(1,700)	$321,855
Common stock issued on grant of restricted stock and exercise of stock options, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	116	—	(621)	—	—	(621)
Stock-based compensation expense	—	—	2,535	—	—	2,535
Net income	—	—	—	12,182	—	12,182
Other comprehensive loss	—	—	—	—	(640)	(640)
BALANCE, JANUARY 31, 2019	22,218	—	248,423	89,228	(2,340)	335,311
Common stock issued on grant of restricted stock and exercise of stock options, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	117	—	(509)	—	—	(509)
Stock-based compensation expense	—	—	2,693	—	—	2,693
Cumulative-effect adjustment of adopting ASC 842, Leases	—	—	—	(5,464)	—	(5,464)
Net income	—	—	—	13,953	—	13,953
Other comprehensive loss	—	—	—	—	(880)	(880)
BALANCE, JANUARY 31, 2020	22,335	—	250,607	97,717	(3,220)	345,104
Cumulative-effect adjustment of adopting ASC 326, Financial Instruments - Credit Losses	—	—	—	(204)	—	(204)
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	218	—	(209)	—	—	(209)
Stock-based compensation expense	—	—	2,515	—	—	2,515
Net income	—	—	—	19,356	—	19,356
Other comprehensive income	—	—	—	—	4,719	4,719
BALANCE, JANUARY 31, 2021	22,553	$—	$252,913	$116,869	$1,499	$371,281
See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 31, 2021, 2020 AND 2019
(in thousands)

	2021	2020	2019
Operating Activities
Net income	$19,356	$13,953	$12,182
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	23,701	28,067	23,605
Impairment of goodwill, intangible assets and long lived assets	3,180	3,764	2,156
Deferred income taxes	(3,538)	(1,663)	2,511
Stock-based compensation expense	2,515	2,693	2,535
Noncash interest expense	174	408	2,432
Noncash lease expense	11,537	12,234	—
Loss on repurchase of senior convertible notes	—	—	615
Other, net	(1,375)	(388)	995
Changes in assets and liabilities
Receivables, prepaid expenses and other assets	4,469	6,217	(13,475)
Inventories	199,245	(99,469)	4,996
Manufacturer floorplan payable	(110,084)	49,601	(2,635)
Accounts payable, deferred revenue, accrued expenses and other and other long-term liabilities	36,205	(1,890)	10,688
Operating lease liability	(12,389)	(12,572)	—
Net Cash Provided by Operating Activities	172,996	955	46,605
Investing Activities
Rental fleet purchases	(7,103)	(14,302)	(5,665)
Property and equipment purchases (excluding rental fleet)	(12,986)	(10,714)	(6,286)
Proceeds from sale of property and equipment	6,592	2,415	1,549
Acquisition consideration, net of cash acquired	(6,790)	(13,887)	(15,299)
Other, net	(10)	19	(131)
Net Cash Used for Investing Activities	(20,297)	(36,469)	(25,832)
Financing Activities
Net change in non-manufacturer floorplan payable	(106,414)	50,158	16,818
Principal payments on senior convertible notes	—	(45,644)	(20,025)
Proceeds from long-term debt borrowings	5,326	23,354	3,252
Principal payments on long-term debt	(15,942)	(4,490)	(16,116)
Other, net	(909)	(509)	(656)
Net Cash Provided by (Used for) Financing Activities	(117,939)	22,869	(16,727)
Effect of Exchange Rate Changes on Cash	509	(379)	(697)
Net Change in Cash	35,269	(13,024)	3,349
Cash at Beginning of Period	43,721	56,745	53,396
Cash at End of Period	$78,990	$43,721	$56,745
Supplemental Disclosures of Cash Flow Information
Cash paid during the period
Income taxes, net of refunds	$2,786	$3,656	$3,681
Interest	$7,355	$9,687	$11,064
Supplemental Disclosures of Noncash Investing and Financing Activities
Net property and equipment financed with long-term debt, capital leases, accounts payable and accrued liabilities	$19,537	$11,039	$5,230
Net transfer of assets from property and equipment to inventories	$6,702	$2,544	$5,263
                 See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
    Titan Machinery Inc. and its subsidiaries (collectively, the "Company") are engaged in the retail sale, service and rental of agricultural and construction machinery through its stores in the United States and Europe. The Company's North American stores are located in Colorado, Iowa, Minnesota, Montana, Nebraska, North Dakota, South Dakota, Wisconsin and Wyoming, and its European stores are located in Bulgaria, Germany, Romania, Serbia and Ukraine.
Impact of the COVID-19 Pandemic
    In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, and the President of the United States declared the COVID-19 outbreak as a national emergency. The nature of COVID-19 led to worldwide shutdowns and halting of commercial and interpersonal activity as governments imposed regulations in efforts to control the spread of the pandemic, such as shelter-in-place orders and quarantines. The pandemic has been highly fluid and we cannot anticipate with any certainty the length, scope, or severity of such restrictions in each of the markets that we operate.
    Since the beginning of the COVID-19 pandemic, the safety of our employees and customers has been and continues to be our top concern. At the onset of the pandemic, we organized a COVID Task Force to implement safety protocols and to quickly respond to matters related to the pandemic at our locations.
    Even though we are considered an essential business, in response to the COVID-19 pandemic, the Company closed its U.S. stores to the public in March 2020 but continued operations through social distancing means in all areas: equipment, parts, service and rental. Beginning in May 2020, we began to fully reopen our stores to the public, following pandemic safety protocols, and, by June 2020, all of our locations were once again open to the public. Additionally, our International stores have also been following pandemic safety protocols set forth by each country and local government authority, which at times have included border shutdowns and curfew regulations.
Seasonality
    The agricultural and construction equipment businesses are highly seasonal, which causes the Company's quarterly results and cash flows to fluctuate during the year. The Company's customers generally purchase and rent equipment in preparation for, or in conjunction with, their busy seasons, which for farmers are the spring planting and fall harvesting seasons, and for construction customers is dependent on weather seasons in their respective regions, which is typically the second and third quarters of the Company's fiscal year for much of its Construction footprint. The Company's parts and service revenues are also typically highest during its customers' busy seasons, due to the increased use of their equipment during this time, which generates the need for more parts and service work. However, weather conditions impact the timing of our customers' busy times, which may cause the Company's quarterly financial results to differ between fiscal years. In addition, the fourth quarter typically is a significant period for equipment sales in the United States because of our customers’ year-end tax planning considerations, the timing of dealer incentives and the increase in availability of funds from completed harvests and construction projects.
Principles of Consolidation
    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant accounts, transactions and profits between the consolidated companies have been eliminated in consolidation.
    The Company's foreign subsidiaries have fiscal years ending on December 31 of each year, consistent with statutory reporting requirements in each of the respective countries. The accounts of the Company's foreign subsidiaries are consolidated as of December 31 of each year. No events or transactions occurred related to these subsidiaries in January 2021 that would have materially affected the consolidated financial position, results of operations or cash flows.
Estimates
    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, particularly related to realization of inventory, impairment of long-lived assets, goodwill, indefinite-lived intangible assets, collectability of receivables, and income taxes.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Concentrations of Credit Risk
    The Company's sales are to agricultural and construction equipment customers principally in the states in which it has stores as well as in the European countries in which its stores are located. The Company extends credit to its customers in the ordinary course of business and monitors its customers' financial condition to minimize its risks associated with trade receivables; however, the Company does not generally require collateral on trade receivables.
    The Company's cash balances are maintained in bank deposit accounts, which, generally, are in excess of federally insured limits.
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
    In addition, the Company believes that the following factors related to concentrations in suppliers, and in particular CNH Industrial, have a significant impact on its operating results:
•CNH Industrial's product offerings, reputation and market share
•CNH Industrial's product prices and incentive and discount programs
•Supply of inventory from CNH Industrial
•CNH Industrial provides floorplan payable financing for the purchase of a substantial portion of the Company's inventory
•CNH Industrial provides a significant percentage of the financing and lease financing used by the Company's customers to purchase CNH Industrial equipment from the Company
Revenue Recognition
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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
    Rental and Other Revenue. We rent equipment to our customers on a short-term basis for periods ranging from a few days to a few months. Rental revenue is recognized on a straight-line basis over the period of the related rental agreement. Revenue from rental equipment delivery and pick-up services is recognized when the service is performed. Other revenues primarily consist of fees charged in connection with short-haul equipment delivery and pick-up services, in which revenue is recognized at a point in time when the service is completed, and Global Positioning System ("GPS") signal subscriptions, in which revenue is recognized on a straight-line basis over the subscription period.
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
Receivables and Credit Policy
    Trade accounts receivable due from customers are uncollateralized customer obligations due under normal trade terms requiring payment within 30 to 90 days from the invoice date. Balances unpaid after the due date based on trade terms are considered past due and begin to accrue interest. Payments of trade receivables are allocated to the specific invoices identified on the customer's remittance advice or, if unspecified, are applied to the earliest unpaid invoices. Trade accounts receivable due from manufacturers relate to discount programs and incentive programs. Trade accounts receivable due from finance companies primarily consist of contracts in transit with finance companies and balances due from credit card companies. These receivables do not generally have established payment terms but are collected in relatively short time periods. Unbilled receivables primarily represent unbilled labor hours incurred and parts inventories consumed during the performance of service arrangements for our customers at their retail rates.
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
Inventories
    New and used equipment are stated at the lower of cost (specific identification) or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. All new and used equipment inventories, including that which has been rented, are subject to periodic lower of cost or net realizable value evaluations that consider various factors including aging and condition of the equipment and market conditions. Equipment inventory values are adjusted whenever the carrying amount exceeds the net realizable value. Parts inventories are valued at the lower of average cost or net realizable value. The Company estimates its lower of cost or net realizable value adjustments on its parts inventories based on various factors including aging and sales of each type of parts inventory. Work in process represents costs incurred in the reconditioning and preparation for sale of our equipment inventories.

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
Goodwill
    Goodwill is recognized and initially measured as any excess of the acquisition-date consideration transferred in a business combination over the acquisition-date amounts recognized for the net identifiable assets acquired. Goodwill is not amortized but is tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not result in an impairment of goodwill. Impairment testing is performed at the reporting unit level. A reporting unit is defined as an operating segment or one level below an operating segment, referred to as a component. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. The goodwill impairment analysis is a single-step quantitative assessment that identifies both the existence of impairment and the amount of impairment loss by comparing the estimated fair value of a reporting unit to its carrying value, with any excess carrying value over the fair value being recognized as an impairment loss, limited to the total amount of goodwill allocated to that reporting unit. The Company performs its annual goodwill impairment test as of December 31st of each year and has identified one reporting unit that carries a goodwill balance.
Intangible Assets
    Intangible assets with a finite life consist of customer relationships and covenants not to compete, and are carried at cost less accumulated amortization. The Company amortizes the cost of identified intangible assets on a straight-line basis over the expected period of benefit, which is generally five years for customer relationships and the contractual term for covenants not to compete, which range from 3 to 5 years.
    Intangible assets with an indefinite life consist of distribution rights with manufacturers. Distribution rights are classified as an indefinite-lived intangible asset because the Company's distribution agreements continue indefinitely by their terms, or are routinely awarded or renewed without substantial cost or material modifications to the underlying agreements. Accordingly, the Company believes that its distribution rights intangible assets will contribute to its cash flows for an indefinite period, therefore the carrying amount of distribution rights is not amortized, but is tested for impairment annually, or more frequently upon the occurrence of certain events or when circumstances indicate that impairment may be present. The impairment test is a single-step assessment that identifies both the existence of impairment and the amount of impairment loss by comparing the estimated fair value of the asset to its carrying value, with any excess carrying value over the fair value being recognized as an impairment loss. The Company performs its annual impairment test as of December 31st of each year. See Note 7 for details and results of the Company's impairment testing.
Impairment of Long-Lived Assets
    The Company's long-lived assets consist of its property and equipment. These assets are reviewed for potential impairment when events or circumstances indicate that the carrying value may not be recoverable. Recoverability is measured by comparing the estimated future undiscounted cash flows of such assets to their carrying values. If the estimated undiscounted cash flows exceed the carrying value, the carrying value is considered recoverable and no impairment recognition is required. However, if the sum of the undiscounted cash flows is less than the carrying value of the asset, the estimated fair value of the long-lived asset is compared to its carrying value and any amount by which the carrying value exceeds the fair value is recognized as an impairment charge.
    When reviewing long-lived assets for impairment, we group long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Long-lived assets deployed and used by individual store locations are reviewed for impairment at the individual store level. Other

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
long-lived assets shared across stores within a segment or shared across segments are reviewed for impairment on a segment or consolidated level as appropriate.
    During the year ended January 31, 2021, the Company determined that certain events or circumstances, including a current period operating loss combined with historical losses and anticipated future operating losses, within certain of its stores was an indication that the long-lived assets of these stores may not be recoverable. The aggregate carrying value of such assets totaled $6.4 million. In light of these circumstances, the Company performed a long-lived asset impairment analysis for these assets and concluded that the carrying value was not recoverable. Accordingly, the Company estimated the fair value of the assets using an income approach. The Company recognized total impairment charges of $0.9 million, of which $0.3 million related to the Agriculture segment and $0.6 million related to the Construction segment. All impairment charges recognized are included in the Impairment of Intangible and Long-Lived Assets line item in the consolidated statements of operations.
    We performed similar impairment analyses at the end of fiscal 2020 and 2019. The Company recognized impairment charges totaling $3.1 million on long-lived assets during the year ended January 31, 2020, of which $2.3 million related to the Agriculture segment and $0.8 million related to the Construction segment. The Company recognized impairment charges totaling $2.2 million on long-lived assets during the year ended January 31, 2019, of which $0.9 million related to the Agriculture segment, $1.1 million related to the Construction segment, and $0.2 million related to the International segment.
Construction of Leased Assets and Sale-Leaseback Accounting
    The Company, from time to time, performs construction projects on its store locations, which are recorded as property and equipment in the consolidated balance sheet during the construction period. Upon completion, these assets are either placed in service, at which point the depreciation of the asset commences, or are part of a sale-leaseback transaction with a third-party buyer/lessor. In certain other situations, the Company enters into build-to-suit construction projects with third-party lessors. Under the applicable lease accounting rules, certain forms of lessee involvement in the construction of the leased asset deem the Company to be the owner of the leased asset during the construction period and requires capitalization of the lessor's total project costs on the consolidated balance sheet with the recognition of a corresponding financing obligation. Upon completion of a project for which the constructed assets are sold to a buyer/lessor or the completion of a capitalized build-to suit construction project, the Company performs a sale-leaseback analysis to determine if the asset and related financing obligation can be derecognized from the consolidated balance sheet. Certain provisions in a number of our lease agreements, primarily provisions regarding repurchase options, are deemed to be continuing involvement in the sold asset which precludes sale recognition. In such cases, the asset remains on the consolidated balance sheet under property and equipment and the proceeds received in the sale-leaseback transaction are recognized as a financing obligation within long-term debt in the consolidated balance sheet. Both the asset and the financing obligation are amortized over the lease term. In instances in which the Company has no continuing involvement in the sold asset, the criteria for sale recognition are met and the asset and any related financing obligation are derecognized from the consolidated balance sheet, and the lease is analyzed for proper accounting treatment as either an operating or finance lease.
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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Advertising Costs
    Costs incurred for producing and distributing advertising are expensed as incurred. Advertising expense amounted to $2.2 million, $2.2 million and $2.1 million for the years ended January 31, 2021, 2020 and 2019, respectively.
Stock-Based Compensation
    The Company accounts for stock-based compensation at the fair value of the related equity instrument over the applicable service or performance period.
Comprehensive Income and Foreign Currency Matters
    For the Company, comprehensive income (loss) represents net income adjusted for foreign currency translation adjustments. For its foreign subsidiaries in which their local currency is their functional currency, assets and liabilities are translated into U.S. dollars at the balance sheet date exchange rate. Income and expenses are translated at average exchange rates for the year. Foreign currency translation adjustments are recorded directly as other comprehensive income (loss), a component of stockholders' equity. For its foreign subsidiaries in which the local currency is not the functional currency, prior to translation into U.S. dollars, amounts must first be remeasured from the local currency into the functional currency. Nonmonetary assets and liabilities are remeasured at historical exchange rates and monetary assets and liabilities are remeasured at the balance sheet date exchange rate. Income and expenses are remeasured at average exchange rates for the year. Foreign currency remeasurement adjustments are included in the statement of operations.
    The Company recognized, in interest and other income (expense) in its consolidated statements of operations, a net foreign currency transaction loss of $2.8 million and $0.9 million for the years ended January 31, 2021 and 2019, respectively, and a net foreign currency transaction gain of $0.4 million for the year ended January 31, 2020.
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
    The Company adopted the new guidance on February 1, 2020 using a modified retrospective approach and recognized an immaterial cumulative-effect adjustment to retained earnings as of the effective date. The Company identified and updated existing internal controls and procedures to ensure compliance with the new guidance, but such modifications were not deemed to be material to the Company's overall system of internal control. While the adoption of this standard did not have a material impact on the Company's consolidated financial statements, it required changes to the Company's process of estimating expected credit losses on trade receivables. See Note 4 for further discussion of our accounts receivables.
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
    Accounting guidance not yet adopted
    In March 2020, the FASB issued Accounting Standard Update ("ASU") No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU No. 2020-04”), which provides temporary optional expedients and exceptions to accounting guidance on contract modifications and hedge accounting to ease entities’ financial reporting burdens as the market transitions from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. ASU 2020-04 is effective upon issuance and can be applied through December 31, 2022. The Company is currently evaluating its contracts that reference LIBOR and is working with our creditors on updating credit agreements as necessary to include language regarding the successor or alternate rate to LIBOR. The Company does not expect the guidance to have a material impact on its results of operations, financial position, cash flows or disclosures.
NOTE 2 - EARNINGS PER SHARE
Earnings Per Share ("EPS")
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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
    Basic EPS is computed by dividing net income attributable to Titan Machinery Inc. common stockholders by the weighted-average number of shares of common stock outstanding during the relevant period. Diluted EPS is computed by dividing net income attributable to Titan Machinery Inc. common stockholders by the weighted-average number of shares of common stock outstanding after adjusting for potential dilution related to the conversion of all dilutive securities into common stock. All potentially dilutive securities were included in the computation of diluted EPS for years with net income. All anti-dilutive securities were excluded from the computation of diluted EPS.
    The following table sets forth the calculation of basic and diluted EPS:

	Year Ended January 31,
	2021	2020	2019
	(in thousands, except per share data)
Numerator
Net income	$19,356	$13,953	$12,182
Allocation to participating securities	(325)	(221)	(202)
Net income attributable to Titan Machinery Inc. common stockholders	$19,031	$13,732	$11,980
Denominator
Basic weighted-average common shares outstanding	22,100	21,946	21,809
Plus: incremental shares from assumed vesting of restricted stock units	4	7	7
Diluted weighted-average common shares outstanding	22,104	21,953	21,816

Earnings per Share:
Basic	$0.86	$0.63	$0.55
Diluted	$0.86	$0.63	$0.55

Anti-dilutive shares excluded from diluted weighted-average common shares outstanding:
Shares underlying senior convertible notes (conversion price of $43.17)	—	—	1,057

NOTE 3 - REVENUE
    The following tables present our revenue disaggregated by revenue source and segment for the years ended January 31, 2021, 2020 and 2019:

	Year Ended January 31, 2021
	Agriculture	Construction	International	Total
	(in thousands)
Equipment	$654,244	$193,495	$168,332	$1,016,071
Parts	151,278	51,186	42,212	244,676
Service	74,963	25,224	7,042	107,229
Other	3,122	2,295	400	5,817
Revenue from contracts with customers	883,607	272,200	217,986	1,373,793
Rental	2,878	33,545	1,006	37,429
Total revenues	$886,485	$305,745	$218,992	$1,411,222

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended January 31, 2020
	Agriculture	Construction	International	Total
	(in thousands)
Equipment	$535,792	$194,675	$186,735	$917,202
Parts	141,093	52,160	40,964	234,217
Service	66,158	26,189	6,818	99,165
Other	2,989	2,895	264	6,148
Revenue from contracts with customers	746,032	275,919	234,781	1,256,732
Rental	3,010	44,115	1,314	48,439
Total revenues	$749,042	$320,034	$236,095	$1,305,171

	Year Ended January 31, 2019
	Agriculture	Construction	International	Total
	(in thousands)
Equipment	$535,034	$185,163	$188,981	$909,178
Parts	127,741	47,404	35,651	210,796
Service	58,823	23,267	4,750	86,840
Other	2,690	3,896	179	6,765
Revenue from contracts with customers	724,288	259,730	229,561	1,213,579
Rental	2,505	42,259	3,162	47,926
Total revenues	$726,793	$301,989	$232,723	$1,261,505
    Deferred revenue from contracts with customers totaled $57.7 million and $39.5 million as of January 31, 2021 and January 31, 2020. Our deferred revenue most often increases in the fourth quarter of each fiscal year, due to a higher level of customer down payments or prepayments. In the fourth quarter of the fiscal year, longer time periods between customer payments and delivery of the equipment occur. The increase in deferred revenue from January 31, 2020 to January 31, 2021 was primarily due to increased equipment sales activity, including prepayments and trade-in activity on pending equipment sale transactions in the fourth quarter of fiscal 2021. During the year ended January 31, 2021, the Company recognized substantially all of the revenue that was included in the deferred revenue balance as of January 31, 2020.
    The following is a summary of deferred revenue as of January 31, 2021 and January 31, 2020:

	January 31, 2021	January 31, 2020
	(in thousands)
Deferred revenue from contracts with customers	$57,731	$39,512
Deferred revenue from rental and other contracts	1,687	1,456
	$59,418	$40,968
    No material amount of revenue was recognized during the year ended January 31, 2021 from performance obligations satisfied in previous periods. The Company has elected as a practical expedient to not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of service of one year or less, and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. The contracts for which the practical expedient has been applied include (i) equipment revenue transactions, which do not have a stated contractual term, but are short-term in nature, and (ii) service revenue transactions, which also do not have a stated contractual term but are generally completed within 30 days and for such contracts we recognize revenue over time at the amount to which we have the right to invoice for services completed to date.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 4 - RECEIVABLES
    The Company provides an allowance for expected credit losses on its nonrental receivables. To measure the expected credit losses, receivables have been grouped based on shared credit risk characteristics as shown in the table below.
    Trade and unbilled receivables from contracts with customers have credit risk and the allowance is determined by applying expected credit loss percentages to aging categories based on historical experience that are updated at least annually. The rates may also be adjusted to the extent future events are expected to differ from historical results. Given that the credit terms for these receivables are short-term, changes in credit loss percentages due to future events may not occur on a frequent basis. In addition, the allowance is adjusted based on information obtained by continued monitoring of individual customer credit.
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
    Trade and unbilled receivables from rental contracts are primarily in the United States and are specifically excluded from the accounting guidance in determining an allowance for expected losses. The Company provides an allowance for these receivables based on historical experience and using credit information obtained from continued monitoring of customer accounts.

	January 31, 2021	January 31, 2020
	(in thousands)
Trade and unbilled receivables from contracts with customers
Trade receivables due from customers	$31,664	$36,400
Unbilled receivables	12,909	13,944
Less allowance for expected credit losses	2,994	2,943
	41,579	47,401

Trade receivables due from finance companies	14,133	12,352

Trade and unbilled receivables from rental contracts
Trade receivables	4,329	7,381
Unbilled receivables	520	861
Less allowance for expected credit losses	1,939	2,180
	2,910	6,062

Other receivables
Due from manufacturers	8,720	5,763
Other	1,767	1,198
	10,487	6,961
Receivables, net of allowance for expected credit losses	$69,109	$72,776

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
    Following is a summary of allowance for credit losses on trade and unbilled accounts receivable by segment:

	Agriculture	Construction	International	Total
	(in thousands)
Balance at February 1, 2020	$181	$1,016	$1,746	$2,943
Current expected credit loss provision	115	282	167	564
Write-offs charged against allowance	(125)	(247)	(344)	(716)
Credit loss recoveries collected	58	23	6	87
Foreign exchange impact	—	—	116	116
Balance at January 31, 2021	$229	$1,074	$1,691	$2,994

    The following table presents impairment losses on receivables arising from sales contracts with customers and receivables arising from rental contracts:

	Year Ended January 31,
	2021	2020
	(in thousands)
Impairment losses on:
Receivables from sales contracts	$356	$1,373
Receivables from rental contracts	142	1,124
	$498	$2,497

NOTE 5 - INVENTORIES

	January 31, 2021	January 31, 2020
	(in thousands)
New equipment	$206,683	$358,339
Used equipment	131,369	157,535
Parts and attachments	78,982	79,813
Work in process	1,424	1,707
	$418,458	$597,394

NOTE 6 - PROPERTY AND EQUIPMENT

	January 31, 2021	January 31, 2020
	(in thousands)
Rental fleet equipment	$77,530	$104,133
Machinery and equipment	23,354	22,682
Vehicles	55,884	51,850
Furniture and fixtures	43,678	41,720
Land, buildings, and leasehold improvements	90,730	70,408
	291,176	290,793
Less accumulated depreciation	144,011	145,231
	$147,165	$145,562
    Depreciation expense totaled $21.9 million, $26.5 million and $23.6 million for the years ended January 31, 2021, 2020 and 2019, respectively. The Company had assets related to sale-leaseback financing obligations and finance leases associated with real estate of store locations, which are included in the land, buildings and leasehold improvements balance

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
above. Such assets had gross carrying values totaling $31.1 million and $24.3 million, and accumulated amortization balances totaling $8.7 million and $6.9 million, as of January 31, 2021 and 2020.
NOTE 7 - INTANGIBLE ASSETS AND GOODWILL
Definite-Lived Intangible Assets
    The following is a summary of definite-lived intangible assets as of January 31, 2021 and 2020:

	January 31, 2021			January 31, 2020
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)			(in thousands)
Covenants not to compete	$150	$(38)	$112	$100	$(7)	$93
Customer relationships	360	(185)	175	345	(83)	262
	$510	$(223)	$287	$445	$(90)	$355
    Intangible asset amortization expense was $0.1 million for each of the three years ended January 31, 2021, 2020 and 2019. The covenants not to compete and customer relationships assets for the year ended January 31, 2021 have a weighted-average amortization period of 3.2 years and 3.0 years, respectively. As of January 31, 2021, future amortization expense is expected to be as follows:

Fiscal years ending January 31,	Amount
(in thousands)
2022	$112
2023	74
2024	63
2025	38
2026	—
Thereafter	—
$287
Indefinite-Lived Intangible Assets
    The Company's indefinite-lived intangible assets consist of distribution rights assets. Changes in the carrying amount of distribution rights during the years ended January 31, 2021 and 2020 are as follows:

	Agriculture	Construction	International	Total
	(in thousands)
Balance, January 31, 2019	$5,050	$237	$1,805	$7,092
Arising from business combinations	1,527	—	96	1,623
Foreign currency translation	—	—	(31)	(31)
Impairment	507	165	—	672
Balance, January 31, 2020	6,070	72	1,870	8,012
Arising from business combinations	195	—	—	195
Foreign currency translation	—	—	149	149
Impairment	—	—	858	858
Balance, January 31, 2021	$6,265	$72	$1,161	$7,498
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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
discounted to arrive at the present value of the future estimated excess earnings, which represents the estimated fair value of the distribution rights intangible asset. The discount rate applied reflects the Company's estimate of the weighted-average cost of capital of comparable companies plus an additional risk premium to reflect the additional risk inherent in the distribution right asset.
    The results of the Company's impairment testing for the Germany distribution rights intangible assets for the quarter ended October 31, 2020, indicated that the estimated fair value of the tested distribution rights was below the carrying value of such assets, thus requiring an impairment to be recognized. Impairment charges of $0.9 million were recognized and are included in the Impairment of Intangibles and Long-lived Assets amount in the consolidated statements of operations. The impairment charges arose as the result of lowered expectations of the future financial performance of this reporting unit. The Company's assumptions about future financial performance were impacted by the current year operating performance of this reporting unit and by the anticipated impact that challenging industry conditions, including COVID-19, may have on the future financial performance of this reporting unit.
    The results of the Company's distribution rights impairment tests for the year ended January 31, 2021 indicated no additional impairment. The results from the impairment test for the prior fiscal year ended January 31, 2020 indicated impairment of $0.7 million and no impairment was indicated for the fiscal year ended January 31, 2019.
Goodwill
    Changes in the carrying amount of goodwill during the years ended January 31, 2021 and 2020 are as follows:

	Agriculture	International	Total
	(in thousands)
Balance, January 31, 2019	$250	$911	$1,161
Arising from business combinations	699	499	1,198
Foreign currency translation	—	(32)	(33)
Balance, January 31, 2020	949	1,378	2,327
Arising from business combinations	484	—	484
Foreign currency translation	—	75	75
Impairment	—	1,453	1,453
Balance, January 31, 2021	$1,433	$—	$1,433
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
    The quantitative goodwill impairment analysis for the Germany reporting unit indicated that the estimated fair value of the reporting unit was less than the carrying value. The implied fair value of the goodwill associated with the reporting unit approximated zero, thus requiring a full impairment charge of the goodwill carrying value of the reporting unit. As such, a goodwill impairment charge of $1.5 million was recognized, which is included in Impairment of Goodwill in the consolidated statements of operations. The impairment charge arose as the result of lowered expectations of the future financial performance of this reporting unit. The Company's assumptions about future financial performance were impacted by the current year operating performance of this reporting unit and by the anticipated impact that challenging industry conditions, including COVID-19, may have on the future financial performance of this reporting unit.
    The results of the Company's annual goodwill impairment tests for the fiscal years ended January 31, 2021, 2020 and 2019 indicated that no goodwill impairment existed as of the test date.
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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
    As of January 31, 2021, the Company had floorplan lines of credit totaling $773.0 million, which is primarily comprised of three significant floorplan lines of credit: (i) a $450.0 million credit facility with CNH Industrial, (ii) a $185.0 million line of credit with a group of banks (the "Bank Syndicate"), and (iii) a $60.0 million credit facility with DLL Finance LLC (“DLL Finance”).
CNH Industrial Floorplan Payable Line of Credit
    As of January 31, 2021, the Company had a $450.0 million credit facility with CNH Industrial, of which $360.0 million is available for domestic financing and $90.0 million is available for European financing.
    The domestic financing facility offers financing for new and used equipment inventories. Available borrowings under the credit facility are reduced by outstanding floorplan payable balances and other acquisition-related financing arrangements with CNH Industrial. The credit facility charges interest at a rate equal to the prime rate plus 3.25% for the financing of new and used equipment inventories and rental fleet assets. CNH Industrial offers periods of reduced interest rates and interest-free periods. Repayment terms vary, but generally payments are made from sales proceeds or rental revenue generated from the related inventories or rental fleet assets. Balances under the outstanding CNH Industrial credit facility are secured by the inventory or rental fleet purchased with the floorplan proceeds. The European financing facility offers financing for new equipment inventories. Available borrowings under the credit facility are reduced by outstanding floorplan payable balances. Amounts outstanding are generally due approximately 75 days after the date of invoice by CNH Industrial. Generally, no interest is charged on outstanding balances. However, in certain international markets the Company receives extended terms from CNH Industrial similar to what we receive domestically with reduced interest and interest free periods. Amounts outstanding are secured by the inventory purchased with the floorplan proceeds.
    The CNH Industrial credit facility contains financial covenants that impose a maximum level of adjusted debt to tangible net worth of 3.50:1.00 and minimum fixed charge coverage ratio of 1.10:1.00. It also contains various restrictive covenants that require prior consent of CNH Industrial if the Company desires to engage in any acquisition of, consolidation or merger with, any other business entity in which the Company is not the surviving company; create subsidiaries; move any collateral outside of the U.S.; or sell, rent, lease or otherwise dispose or transfer any of the collateral, other than in the ordinary course of business. CNH Industrial’s consent is also required for the acquisition of any CNH Industrial dealership. In addition, the CNH Industrial credit facility restricts the Company's ability to incur any liens upon any substantial part of the assets. The credit facility automatically renews on August 31st of each year unless earlier terminated by either party. As of January 31, 2021, the Company was in compliance with the adjusted debt to tangible net worth and fixed charge coverage ratio financial covenants under this credit facility.
Bank Syndicate Credit Agreement - Floorplan Payable and Working Capital Lines of Credit
    On April 3, 2020, the Company entered into a Third Amended and Restated Credit Agreement (the "Bank Syndicate Agreement") with a group of banks, that amended and restated the Company's prior $200 million Wells Fargo Credit Agreement, dated October 28, 2015. The Bank Syndicate Agreement provides for a secured credit facility in an amount up to $250.0 million, consisting of a $185.0 million floorplan facility (the "Floorplan Loan") and a $65.0 million operating line (the "Revolver Loan"). The amounts available under the Bank Syndicate Agreement are subject to base calculations and reduced by outstanding standby letters of credit and certain reserves. The Bank Syndicate Agreement includes a variable interest rate on outstanding balances, charges a 0.25% non-usage fee on the average monthly unused amount, and requires monthly payments of accrued interest. The Company elects at the time of any advance to choose a Base Rate Loan or a LIBOR Rate Loan. The LIBOR Rate is based upon one-month, two-month, or three-month LIBOR, as chosen by the Company, but in no event shall the LIBOR Rate be less than 0.50%. The Base Rate is the greater of (a) the prime rate of interest announced, from time to time, by Bank of America; (b) the Federal Funds Rate plus 0.5%, or (c) the one-month LIBOR Rate plus 1%, but in no event shall the Base Rate be less than zero. The applicable margin rate is determined based on excess availability under the Bank Syndicate Agreement and ranges from 0.5% to 1.0% for Base Rate Loans and 1.50% to 2.00% for LIBOR Rate Loans.
    The Bank Syndicate Agreement does not obligate the Company to maintain financial covenants, except in the event that excess availability (each as defined in the Bank Syndicate Agreement) is less than 15% of the lower of the borrowing base or the size of the maximum credit line, at which point the Company is required to maintain a fixed charge coverage ratio of at least 1.10:1.00. Based on our excess availability and cash collateral, we were not subject to the fixed charge coverage ratio as of January 31, 2021. The Bank Syndicate Credit Agreement includes various restrictions on the Company and its subsidiaries' activities, including, under certain conditions, limitations on the Company’s ability to make certain cash payments including for cash dividends and stock repurchases, issuance of equity instruments, acquisitions and divestitures, and entering into new indebtedness transactions. As of January 31, 2021, under these provisions of the Bank Syndicate Agreement, the Company had an unrestricted dividend availability of approximately $47.4 million. The Bank Syndicate Agreement matures on April 3, 2025.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
    The Floorplan Loan is used to finance equipment inventory purchases. Amounts outstanding are recorded as floorplan payables, within current liabilities on the consolidated balance sheets, as the Company intends to repay amounts borrowed within one year.
    The Revolver Loan is used to finance rental fleet equipment and for general working capital requirements of the Company. Amounts outstanding are typically recorded as long-term debt, within long-term liabilities on the consolidated balance sheets, as the Company does not have the intention or obligation to repay amounts borrowed within one year. Due to cash generation throughout fiscal 2021, the Company was able to repay the amount borrowed in fiscal 2021. This balance can be drawn on in the future when the need arises. The balances outstanding on the Revolver Loan as of January 31, 2021 and 2020 are disclosed in Note 11.
DLL Finance Floorplan Payable Line of Credit
    As of January 31, 2021, the Company had a $60.0 million credit facility with DLL Finance, of which $46.5 million is available for domestic financing and $13.5 million is available for financing in certain of our European markets. The DLL Finance credit facility may be used to purchase or refinance new and used equipment inventory. Amounts outstanding for domestic financing bear interest on outstanding balances of three-month LIBOR plus an applicable margin of 2.85%. Amounts outstanding for European financing bear interest on outstanding balances of three-month EURIBOR plus an applicable margin of 2.10% to 2.50%. The credit facility allows for increase, decrease or termination of the facility by DLL Finance upon 90 days notice. The credit facility contains financial covenants that impose a maximum net leverage ratio of 3.50:1.00 and a minimum fixed charge coverage ratio of 1.10:1.00. The credit facility also requires the Company to obtain prior consent from DLL Finance if the Company desired to engage in any acquisition meeting certain financial thresholds. The balances outstanding with DLL Finance are secured by the inventory or rental fleet purchased with the floorplan proceeds. Repayment terms vary by individual notes, but generally payments are made from sales proceeds or rental revenue from the related inventories or rental fleet assets. As of January 31, 2021, the Company was in compliance with the net leverage ratio and fixed charge coverage ratio financial covenants under this credit facility.
Other Lines of Credit
    The Company’s other lines of credit include various floorplan and working capital lines of credit primarily offered by non-manufacturer financing entities. Interest charged on outstanding borrowings are generally variable rates of interest most often based on LIBOR or EURIBOR and include interest margins primarily ranging from 1.50% to 6.00%. Outstanding balances are generally secured by inventory and other current assets. In most cases these lines of credit have a one-year maturity, with an annual review process to extend the maturity date for an additional one-year period. As of January 31, 2021, the Company had a compensating balance arrangement under one of its European floorplan credit facilities which requires a minimum cash deposit to be maintained with the lender in the amount of $5.0 million for the term of the credit facility.
Summary of Outstanding Amounts
    As of January 31, 2021 and 2020, the Company’s outstanding balance of floorplan payables and lines of credit consisted of the following:

	January 31, 2021	January 31, 2020
	(in thousands)
CNH Industrial	$86,792	$187,690
Bank Syndicate Agreement Floorplan Loan	—	82,700
DLL Finance	10,667	30,657
Other outstanding balances with manufacturers and non-manufacturers	64,376	70,725
	$161,835	$371,772
    As of January 31, 2021, the U.S. floorplan payables were generally all non-interest bearing, compared to an interest rate range of 4.05% and 4.81% as of January 31, 2020. As of January 31, 2021, foreign floorplan payables carried various interest rates primarily ranging from 1.40% to 4.82%, compared to a range of 0.86% to 7.66% as of January 31, 2020. As of January 31, 2021 and 2020, $98.8 million and $205.2 million, respectively, of outstanding floorplan payables were non-interest bearing.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 9 - ACCRUED EXPENSES & OTHER

	January 31, 2021	January 31, 2020
	(in thousands)
Compensation	$21,635	$19,732
Sales, payroll, real estate and value added taxes	8,287	5,947
Insurance	2,839	3,336
Lease residual value guarantees	868	2,054
Finance lease liabilities	9,823	1,708
Interest	257	608
Other	5,082	4,975
	$48,791	$38,360

NOTE 10 - SENIOR CONVERTIBLE NOTES
    On April 24, 2012, the Company issued through a private offering $150 million of 3.75% Senior Convertible Notes (the "Senior Convertible Notes"). The Senior Convertible Notes bore interest at a rate of 3.75% per year, payable semi-annually in arrears on May 1 and November 1 of each year. The Senior Convertible Notes matured on May 1, 2019, and the Company repaid the outstanding principal balance of $45.6 million on the maturity date, and as such there was no interest expense for the fiscal year ended January 31, 2021.
    The Company recognized interest expense associated with its Senior Convertible Notes as follows:

	Year Ended January 31,
	2020	2019
	(in thousands)
Cash Interest Expense
Coupon interest expense	$421	$2,014
Noncash Interest Expense
Amortization of debt discount	350	1,626
Amortization of transaction costs	45	216
	$816	$3,856
    The effective interest rate of the liability component was equal to 7.3% for each of the periods presented.
NOTE 11 - LONG-TERM DEBT
    The following is a summary of long-term debt:

			Year Ended January 31,
Description	Maturity Dates	Interest Rates	2021	2020
			(in thousands)
Mortgage loans, secured	Various through May 2039	2.1% to 5.1%	$22,916	$15,252
Sale-leaseback financing obligations	Various through December 2030	3.4% to 10.3%	16,505	17,781
Bank Syndicate Agreement - Revolver Loan	April 2025	2.3%	—	10,000
Vehicle loans, secured	Various through December 2026	1.7% to 3.9%	9,999	7,468
Other	January 2021	2.6%	77	1,067
Total debt			49,497	51,568
Less: current maturities			4,591	13,779
Long-term debt, net			$44,906	$37,789

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
    Long-term debt maturities are as follows:

Years Ending January 31,	Amounts
(in thousands)
2022	$4,591
2023	4,729
2024	4,885
2025	8,345
2026	4,225
Thereafter	22,722
$49,497

NOTE 12 - DERIVATIVE INSTRUMENTS
    The Company holds derivative instruments for the purpose of minimizing exposure to fluctuations in foreign currency exchange rates to which the Company is exposed in the normal course of its operations.
Derivative Instruments Not Designated as Hedging Instruments
    The Company periodically uses foreign currency forward contracts to hedge the effects of fluctuations in exchange rates on outstanding intercompany loans. The Company does not formally designate and document such derivative instruments as hedging instruments; however, the instruments are an effective economic hedge of the underlying foreign currency exposure. Both the gain or loss on the derivative instrument and the offsetting gain or loss on the underlying intercompany loan are recognized in earnings immediately, thereby eliminating or reducing the impact of foreign currency exchange rate fluctuations on net income. The Company's foreign currency forward contracts generally have three-month maturities, maturing on the last day of each fiscal quarter. There were no outstanding foreign currency contracts as of January 31, 2020. The notional value of outstanding foreign currency contracts as of January 31, 2021 was $8.0 million.
    As of January 31, 2021, the fair value of the Company's outstanding derivative instruments was not material and as of January 31, 2020 the Company had no derivative instruments. Derivative instruments recognized as assets are recorded in Prepaid expenses and other in the consolidated balance sheets, and derivative instruments recognized as liabilities are recorded in Accrued expenses and other in the consolidated balance sheets.
    The following table sets forth the gains recognized in income related to the Company’s derivative instruments for the years ended January 31, 2021, 2020 and 2019.

	Year Ended January 31,
	2021	2020	2019
	(in thousands)
Derivatives Not Designated as Hedging Instruments:
Foreign currency contracts (a)	$934	$365	$1,696
Total Derivatives	$934	$365	$1,696
(a) Amounts are included in Interest and other income (expense) in the consolidated statements of operations

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 13 - CONTINGENCIES AND GUARANTEES
Guarantees
    The Company has provided residual value guarantees to CNH Industrial Capital in connection with certain customer leasing arrangements with CNH Industrial Capital. The Company, as guarantor, may be required to provide payment to CNH Industrial Capital at the termination of the lease agreement if the customer fails to exercise the purchase option under the leasing agreement and the proceeds CNH Industrial Capital receives upon disposition of the leased asset are less than the purchase option price as stipulated in the lease agreement. As of January 31, 2021, the maximum amount of residual value guarantees was approximately $2.0 million and the lease agreements have termination dates ranging from 2021 to 2025. As of January 31, 2021, the Company has recognized a liability of approximately $1.7 million based on its estimates of the likelihood and amount of residual value guarantees that will become payable at the termination dates of the underlying leasing agreements discounted at a rate of interest to reflect the risk inherent in the liability. As of January 31, 2021, the Company has recorded a current liability, recognized in Accrued expenses and other in the consolidated balance sheets, of $0.9 million, and a long-term liability, recognized in other Long-term liabilities in the consolidated balance sheets, of $0.8 million.
    As of January 31, 2021, the Company had $1.2 million of guarantees on customer financing with CNH Industrial Capital. In the event that the customer defaulted on the payments owed to CNH Industrial Capital, the Company as the guarantor would be required to make those payments and any accelerated indebtedness to CNH Industrial Capital. Upon such payment, the Company would be entitled to enforce normal creditor rights against the customer including collection action for monetary damages or re-possession of the collateral if CNH Industrial Capital has a perfected security interest. No liabilities associated with these guarantees are included in the consolidated balance sheets as of January 31, 2021 as the Company deems the probability of being required to make such payments to be remote.
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
Other Matters
    The Company is the lessee under many real estate leases, in which it agrees to indemnify the lessor from certain liabilities arising as a result of the use of the leased premises, including environmental liabilities. Additionally, from time to time, the Company enters into agreements with third parties in connection with the sale of assets in which it agrees to indemnify the purchaser from certain liabilities or costs arising in connection with the assets. Also, in the ordinary course of business in connection with purchases or sales of goods and services, the Company enters into agreements that may contain indemnification provisions. In the event that an indemnification claim is asserted, the Company's liability would be limited by the terms of the applicable agreement. See additional information on operating lease commitments in Note 14.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 14 - LEASES
As Lessee
    The Company, as lessee, leases certain of its dealership locations, office space, equipment and vehicles under operating and financing classified leasing arrangements. The Company has elected to not record leases with a lease term at commencement of 12 months or less on the consolidated balance sheet; such leases are expensed on a straight-line basis over the lease term. Many real estate lease agreements require the Company to pay the real estate taxes on the properties during the lease term and require that the Company maintains property insurance on each of the leased premises. Such payments are deemed to be variable lease payments, as the amounts may change during the term of the lease. Certain leases include renewal options that can extend the lease term for periods of one to ten years. Most real estate leases grant the Company a right of first refusal or other options to purchase the real estate, generally at fair market value, either during the lease term or at its conclusion. In most cases, the Company has not included these renewal and purchase options within the measurement of the right-of-use lease asset and lease liability. Most often the Company cannot readily determine the interest rate implicit in the lease and thus applies its incremental borrowing rate to capitalize the right-of-use asset and lease liability. We estimate our incremental borrowing rate by incorporating considerations of lease term, asset class and lease currency and geographical market. Our lease agreements do not contain any material non-lease components, residual value guarantees or material restrictive covenants.
    The Company subleases a small number of real estate assets to third-parties, primarily dealership locations for which we have ceased operations. All sublease arrangements are classified as operating leases.
    The components of lease expense were as follows:

		Year Ended January 31,
	Classification	2021	2020
		(in thousands)
Finance lease cost:
Amortization of leased assets	Operating expenses	$1,585	$1,457
Interest on lease liabilities	Other interest expense	451	554
Operating lease cost	Operating expenses and rental and other cost of revenue	18,025	21,225
Short-term lease cost	Operating expenses	340	242
Variable lease cost	Operating expenses	2,798	2,665
Sublease income	Interest income and other income (expense)	(547)	(620)
		$22,652	$25,523
    Right-of-use lease assets and lease liabilities consist of the following:

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Classification	January 31, 2021	January 31, 2020
		(in thousands)
Assets
Operating lease assets	Operating lease assets	$74,445	$88,281
Financing lease assets(a)	Property and equipment, net of accumulated depreciation	12,426	6,297
Total leases assets		$86,871	$94,578
Liabilities
Current
Operating	Current operating lease liabilities	$11,772	$12,259
Financing	Accrued expenses and other	9,823	1,708
Noncurrent
Operating	Operating lease liabilities	73,567	88,387
Financing	Other long-term liabilities	2,911	4,103
Total lease liabilities		$98,073	$106,457
(a)Finance lease assets are recorded net of accumulated amortization of $3.0 million and $1.5 million as of January 31, 2021 and 2020, respectively.
    Maturities of lease liabilities as of January 31, 2021 are as follows:

	Operating	Finance
	Leases	Leases	Total
Fiscal Year Ending January 31,	(in thousands)
2022	$16,521	$10,131	$26,652
2023	15,433	1,328	16,761
2024	14,324	582	14,906
2025	13,077	463	13,540
2026	12,910	312	13,222
Thereafter	33,252	1,084	34,336
Total lease payments	105,517	13,900	119,417
Less: Interest	20,178	1,166	21,344
Present value of lease liabilities	$85,339	$12,734	$98,073
    The weighted-average lease term and discount rate as of January 31, 2021 and 2020 are as follows:

	January 31, 2021	January 31, 2020
Weighted-average remaining lease term (years):
Operating leases	7.2	7.9
Financing leases	1.8	5.4
Weighted-average discount rate:
Operating leases	6.1%	6.1%
Financing leases	5.3%	8.5%
    Other lease information is as follows:

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended January 31,
	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$18,267	$18,176
Operating cash flow from finance leases	451	553
Financing cash flows from finance leases	1,816	1,812
Operating lease assets obtained in exchange for new operating lease liabilities	3,066	1,316
Finance lease assets obtained in exchange for new finance lease liabilities	512	1,333
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
    Revenue generated from leasing activities is disclosed, by segment, in Note 3. The following is the balance of our dedicated rental fleet assets of our Construction segment as of January 31, 2021 and 2020, respectively:

	January 31, 2021	January 31, 2020
	(in thousands)
Rental fleet equipment	$77,530	$104,133
Less accumulated depreciation	28,916	42,076
	$48,614	$62,057

NOTE 15 - INCOME TAXES
    The components of income (loss) before income taxes for the years ended January 31, 2021, 2020 and 2019 consist of the following:

	2021	2020	2019
	(in thousands)
U.S.	$36,778	$14,148	$10,994
Foreign	(6,025)	504	5,160
Total	$30,753	$14,652	$16,154
    The provision for (benefit from) income taxes charged to income for the years ended January 31, 2021, 2020 and 2019 consists of the following:

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2021	2020	2019
	(in thousands)
Current
Federal	$12,825	$897	$(110)
State	1,442	116	(189)
Foreign	668	1,349	1,760
Total current taxes	14,935	2,362	1,461
Deferred
Federal	(5,128)	(375)	2,071
State	553	(1,929)	(45)
Foreign	1,037	641	485
Total deferred taxes	(3,538)	(1,663)	2,511
	$11,397	$699	$3,972
    The reconciliation of the statutory federal income tax rate to the Company's effective rate is as follows:

	2021	2020	2019
U.S. statutory rate	21.0%	21.0%	21.0%
Foreign statutory rates	(0.2)%	1.0%	0.6%
State taxes on income net of federal tax benefit	4.8%	5.8%	5.6%
Valuation allowances	12.2%	(36.6)%	(5.2)%
Impact of Ukraine currency gains or losses	(4.0)%	10.5%	2.0%
All other, net	3.3%	3.1%	0.6%
	37.1%	4.8%	24.6%

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
    Deferred tax assets and liabilities consist of the following as of January 31, 2021 and 2020:

	2021	2020
	(in thousands)
Deferred tax assets:
Inventory allowances	$2,616	$3,037
Intangible assets	1,874	2,192
Net operating losses	5,242	4,291
Accrued liabilities and other	4,831	3,533
Receivables	1,153	1,137
Stock-based compensation	1,009	1,095
Right of use lease liability	20,874	25,325
Other	597	452
Total deferred tax assets	38,196	41,062
Valuation allowances	(6,134)	(2,180)
Deferred tax assets, net of valuation allowances	$32,062	$38,882

Deferred tax liabilities:
Property and equipment	$(10,359)	$(16,752)
Right of use lease asset	(18,066)	(22,038)
Total deferred tax liabilities	$(28,425)	$(38,790)

Net deferred tax asset	$3,637	$92
    As of January 31, 2021, the Company has recorded $36.7 million of net operating loss carryforwards within certain of its U.S. state and foreign jurisdictions; $22.9 million of net operating loss carryforwards are within foreign jurisdictions with unlimited carryforward periods, $9.2 million are within foreign jurisdictions that expire at various dates between the Company's fiscal years 2021 and 2025, and $4.6 million are within U.S. states that expire at various dates between the Company's fiscal years 2032 and 2038.
    In reviewing our foreign deferred tax assets as of January 31, 2021, we concluded that a full valuation allowance continued to be warranted in certain jurisdictions. It was also concluded that a full valuation allowance for the Company’s Ukraine business was warranted and a partial valuation allowance for the Company’s Germany business was warranted, based on the presence of historical losses and our expected future sources of taxable income, including the anticipated future reversal of our existing deferred tax assets and liabilities. The Company recorded an additional $3.8 million valuation allowance related to the Ukraine and Germany businesses. In total, valuation allowances of $6.1 million exist for our international entities as of January 31, 2021.
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
    In reviewing our foreign deferred tax assets as of January 31, 2020, we concluded that a full valuation allowance was warranted in certain jurisdictions. In total, valuation allowances of $2.2 million existed for our international entities as of January 31, 2020.
    At the end of fiscal year 2019, we concluded that a partial valuation allowance was warranted for U.S. federal and state deferred tax assets, including state net operating losses, and a full valuation allowance for certain of our foreign deferred tax assets, including net operating losses. In total, valuation allowances of $6.7 million existed as of January 31, 2019. The

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
recognition of the valuation allowances for our U.S. and foreign deferred tax assets was based on the presence of historical losses and our expected future sources of taxable income, including the anticipated future reversal of our existing deferred tax assets and liabilities.
    The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign countries. It is no longer subject to income tax examinations by U.S. federal tax authorities for fiscal years ended prior to January 31, 2018 and state tax authorities for fiscal years ended prior to January 31, 2017. Certain foreign jurisdictions are no longer subject to income tax examinations for the calendar year periods ranging between 2012 and 2016, depending on the jurisdiction of the entity.
    As of January 31, 2021, the Company had accumulated undistributed earnings in non-U.S. subsidiaries of approximately $20.0 million. Upon repatriation of such earnings the Company could be subject to additional U.S. or foreign taxes. The Company has not recorded a deferred tax liability associated with these undistributed earnings as such earnings are to be reinvested outside of the U.S. indefinitely. It is not practicable to estimate the amount of additional tax that might be payable if such earnings were repatriated.
NOTE 16 - CAPITAL STRUCTURE
    The Company's certificate of incorporation provides it with the authority to issue 50,000,000 shares of $0.00001 par value stock, consisting of 45,000,000 shares of common stock and 5,000,000 shares classified as undesignated.
NOTE 17 - STOCK-BASED COMPENSATION
Stock-Based Compensation Plans
    The Company has one stock-based compensation plan, the Amended and Restated Titan Machinery Inc. 2014 Equity Incentive Plan (the"2014 Equity Incentive Plan") (the "Plan"), to provide incentive compensation to participants for services that have been or will be performed for continuing as employees or members of the Board of Directors of the Company. Under the plan, which has been approved by the stockholders of the Company, the Company may grant incentive stock options, non-qualified stock options and restricted stock for up to a maximum number of shares of common stock set forth in the Plan under all forms of awards. Shares issued for stock-based awards consist of authorized but unissued shares. The 2014 Equity Incentive Plan authorizes and makes available 2,200,000 shares for equity awards. As of January 31, 2021, the Company has 791,959 shares authorized and available for future equity awards under the 2014 Equity Incentive Plan.
    During the year ended January 31, 2021, the 2014 Equity Incentive Plan was amended to increase the shares available for equity awards from 1,650,000 shares to 2,200,000 shares.
    Compensation cost arising from stock-based compensation and charged to operations was $2.7 million for each of the years ended January 31, 2021, 2020 and 2019. The related income tax benefit (net) was $0.4 million, $0.6 million and $0.8 million for the years ended January 31, 2021, 2020 and 2019, respectively.
Restricted Stock Awards ("RSAs")
    The Company grants RSAs as part of its long-term incentive compensation to employees and members of the Board of Directors of the Company. The fair value of these awards is determined based on the closing market price of the Company's stock on the date of grant. The RSAs primarily vest over a period of four to six years for employees and over one year for members of the Board of Directors. The Company recognizes compensation expense ratably over the vesting period of the award. The restricted common stock underlying these awards are deemed issued and outstanding upon grant, and carry the same voting and dividend rights of unrestricted outstanding common stock; provided, however, any dividends paid shall be subject to a right of forfeiture until the underlying rule of forfeiture of the RSA has lapsed.
    The following table summarizes RSA activity for the year ended January 31, 2021:

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at January 31, 2020	361	$16.14
Granted	258	10.54
Forfeited	(20)	15.23
Vested	(179)	15.42
Nonvested at January 31, 2021	420	$13.06
    The weighted-average grant date fair value of RSAs granted was $10.54, $16.48 and $17.22 during the years ended January 31, 2021, 2020 and 2019. The total fair value of RSAs vested was $1.6 million, $3.8 million and $3.6 million during the years ended January 31, 2021, 2020 and 2019. As of January 31, 2021, there was $3.8 million of unrecognized compensation cost related to nonvested RSAs that is expected to be recognized over a weighted-average period of 2.3 years.
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
    The following table summarizes RSU activity for the year ended January 31, 2021:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at January 31, 2020	14	$17.06
Granted	9	10.33
Vested	(5)	16.48
Nonvested at January 31, 2021	18	$13.91
    The weighted-average grant date fair value of RSUs granted was $10.33 and $17.79 for the fiscal years ended January 31, 2021 and 2020. There were no RSUs granted during fiscal 2019. As of January 31, 2021, there was $0.2 million of unrecognized compensation cost related to nonvested RSUs that is expected to be recognized over a weighted-average period of 2.4 years.
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
    The following table summarizes activity for long-term cash incentive awards for the year ended January 31, 2021:

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at January 31, 2020	27	$16.48
Granted	27	10.33
Vested	(10)	15.98
Nonvested at January 31, 2021	44	$12.84
    The weighted-average grant date fair value of long-term cash incentive awards granted was $10.33 during the year ended January 31, 2021. As of January 31, 2021, based on the Company's stock price on that day, there was $0.4 million of unrecognized compensation cost related to nonvested awards that is expected to be recognized over a weighted-average period of 1.4 years.
NOTE 18 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
    The following is a summary of the changes in accumulated other comprehensive income (loss), by component, for the fiscal years ended January 31, 2021, 2020 and 2019:

	Foreign Currency Translation Adjustment	Net Investment Hedging Instruments, Unrealized Gain	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, January 31, 2018	$(4,411)	$2,711	$(1,700)
Total other comprehensive loss	(640)	—	(640)
Balance, January 31, 2019	(5,051)	2,711	(2,340)
Total other comprehensive loss	(880)	—	(880)
Balance, January 31, 2020	(5,931)	2,711	(3,220)
Total other comprehensive loss	4,719	—	4,719
Balance, January 31, 2021	$(1,212)	$2,711	$1,499
    Income taxes are not provided for foreign currency translation adjustments arising from permanent investments in international subsidiaries. Reclassifications are made to avoid double counting in comprehensive income items that are also recorded as part of net income (loss).
NOTE 19 - EMPLOYEE BENEFIT PLANS
    The Company has a 401(k) profit-sharing plan ("401(k) Plan") for full-time employees at least 19 years of age. The Company matches 50% of the first 6% of participating employees' contributions. In addition, the Company may make a discretionary contribution to the 401(k) Plan as determined by the Board of Directors, with a maximum amount equal to the amount allowed under the IRS regulations. The Company recognized expense for contributions made to the 401(k) Plan totaling $3.1 million, $3.0 million and $2.7 million for the years ended January 31, 2021, 2020 and 2019. All amounts contributed during these years reflected matching contributions, as no discretionary contributions were made by the Company to the 401(k) Plan.
NOTE 20 - BUSINESS COMBINATIONS
Fiscal 2021
    On May 4, 2020, the Company acquired certain assets of HorizonWest Inc. This acquired CaseIH agriculture dealership complex consisted of three agriculture equipment stores in Scottsbluff and Sidney, Nebraska and Torrington, Wyoming, which expanded the Company's agriculture presence in Nebraska and into Wyoming. This acquisition occurred within the Company's Agriculture segment. The total consideration transferred for the acquired business was $6.8 million paid in cash.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
    In connection with the acquisition, the Company acquired from CNH Industrial and certain other manufacturers equipment and parts inventory previously owned by HorizonWest Inc. Upon acquiring such inventories, the Company was offered floorplan financing by the respective manufacturers. In total, the Company acquired inventory and recognized a corresponding financing liability of $2.7 million. The recognition of these inventories and the associated financing liabilities are not included as part of the accounting for the business combination.
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
    On October 1, 2019, the Company acquired certain assets of Uglem-Ness Co. The acquired business consists of one Case IH agriculture equipment store in Northwood, North Dakota. This acquisition occurred with the Company's Agriculture segment. The service area is contiguous to the Company's existing locations in Grand Forks and Casselton, North Dakota and Ada, Minnesota. The total consideration transferred for the acquired business was $10.9 million paid in cash, including the acquired real estate, which was finalized in January 2020 for $2.1 million.
    In connection with the acquisition, the Company acquired from CNH Industrial and certain other manufacturers equipment and parts inventory previously owned by Uglem-Ness Co. Upon acquiring such inventories, the Company was offered floorplan financing by the respective manufacturers. In total, the Company acquired inventory and recognized a corresponding financing liability of $7.4 million. The recognition of these inventories and the associated financing liabilities are not included as part of the accounting for the business combination.
Fiscal 2019
    On July 2, 2018, the Company acquired all interests of two commonly-controlled companies, AGRAM Landtechnikvertrieb GmbH and AGRAM Landtechnik Rollwitz GmbH (collectively "AGRAM"), for $19.2 million in cash consideration. Founded in 1990, AGRAM is a CaseIH and Steyr dealership complex consisting of four agriculture dealership locations in the following cities of Germany: Altranft, Burkau, Gutzkow, and Rollwitz. This acquisition occurred within the Company's International segment. Our acquisition of these entities provided the Company the opportunity to expand its international presence into the large, well-established German market.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Purchase Price Allocation
    Each of the above acquisitions has been accounted for under the acquisition method of accounting, which requires the Company to estimate the acquisition date fair value of the assets acquired and liabilities assumed. The accounting for all business combinations is complete as of January 31, 2021. The following table presents the aggregate purchase price allocations for all acquisitions completed during the fiscal years ended January 31, 2021, 2020, and 2019:

	Year Ended January 31,
	2021	2020	2019
	(in thousands)
Assets acquired:
Cash	$1	$—	$3,857
Receivables	—	440	5,340
Inventories	4,260	6,466	21,725
Prepaid expenses and other	48	—	887
Property and equipment	1,752	3,810	3,512
Operating lease assets	2,006	—	—
Intangible assets	245	1,973	1,944
Goodwill	484	1,198	924
Other	—	—	61
	8,796	13,887	38,250
Liabilities Assumed:
Accounts payable	—	—	1,553
Floorplan payable	—	—	13,820
Current operating lease liabilities	159	—	—
Deferred revenue	—	—	85
Accrued expenses and other	—	—	1,279
Long-term debt	—	—	1,725
Operating lease liabilities	1,847	—	—
Deferred income taxes	—	—	632
	2,006	—	19,094
Net assets acquired	$6,790	$13,887	$19,156

Goodwill recognized by segment:
Agriculture	$484	$699	$—
Construction	—	—	—
International	—	499	924
Goodwill expected to be deductible for tax purposes	484	1,198	—
    The recognition of goodwill in the above business combinations arose from the acquisition of an assembled workforce and anticipated synergies expected to be realized. The Company recognized, in the aggregate, a customer relationship intangible asset of $0.2 million and $0.1 million for business combinations occurring during the years ended January 31, 2020 and 2019, respectively. The company recognized, in the aggregate, a non-competition intangible asset of $0.1 million each year for business combinations occurring during the years ended January 31, 2021 and 2020. The company recognized, in the aggregate, a distribution rights intangible asset of $0.2 million, $1.6 million and $1.8 million for business combinations occurring during the years ended January 31, 2021, 2020 and 2019, respectively. The acquired non-competition and customer relationship intangible assets are being amortized over periods ranging from three to five years. The distribution rights assets are indefinite-lived intangible assets not subject to amortization, but are tested for impairment annually, or more frequently upon the occurrence of certain events or when circumstances indicate that impairment may be present. The Company estimated the fair value of these intangible assets using a multi-period excess earnings model, an income approach. Acquisition related costs were

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
not material for the fiscal years ended January 31, 2021, 2020, and 2019, and have been expensed as incurred and recognized as operating expenses in the consolidated statements of operations.
NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS
    As of January 31, 2021 and 2020, the fair value of the Company's foreign currency contracts, which are either assets or liabilities measured at fair value on a recurring basis, was not material. These foreign currency contracts were valued using a discounted cash flow analysis, an income approach, utilizing readily observable market data as inputs, which is classified as a Level 2 fair value measurement.
    The Company also valued certain long-lived assets at fair value on a non-recurring basis as of January 31, 2021, October 31, 2020, April 30, 2020, and January 31, 2020 as part of its long-lived asset impairment testing. The estimated fair value of such assets were $0.8 million, $0.5 million, $0.4 million, and $2.8 million, respectively. Fair value was determined by utilizing an income approach incorporating both observable and unobservable inputs, and are deemed to be Level 3 fair value inputs. The most significant unobservable inputs include forecasted net cash generated from the use of the assets and the discount rate applied to such cash flows to arrive at a fair value estimate. In addition, in certain instances, the Company estimated the fair value of long-lived assets to be approximately zero, as no future cash flows were assumed to be generated from the use of such assets and the expected sales values were deemed to be nominal. All such fair value measurements were based on unobservable inputs and thus are Level 3 fair value inputs.
    The Company also has financial instruments that are not recorded at fair value in its consolidated financial statements. The carrying amount of cash, receivables, payables, short-term debt and other current liabilities approximates fair value because of the short maturity and/or frequent repricing of those instruments, which are Level 2 fair value inputs. Based upon current borrowing rates with similar maturities, which are Level 2 fair value inputs. the carrying value of long-term debt approximates the fair value as of January 31, 2021 and 2020.
NOTE 22 - SEGMENT INFORMATION AND OPERATING RESULTS
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
    Revenue generated from sales to customers outside of the United States was $219.0 million, $236.1 million and $232.7 million for the years ended January 31, 2021, 2020 and 2019. As of January 31, 2021 and 2020, $18.0 million and $18.0 million of the Company's long-lived assets were held in its European subsidiaries and the remaining were held in the United States.
    The Company retains various unallocated income/(expense) items and assets at the general corporate level, which the Company refers to as "Shared Resources" in the table below. Shared Resource assets primarily consist of cash and property and equipment. Revenue between segments is immaterial.
    Certain financial information for each of the Company's business segments is set forth below.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended January 31,
	2021	2020	2019
	(in thousands)
Revenue
Agriculture	$886,485	$749,042	$726,793
Construction	305,745	320,034	301,989
International	218,992	236,095	232,723
Total	$1,411,222	$1,305,171	$1,261,505
Income (Loss) Before Income Taxes
Agriculture	$34,422	$18,036	$16,799
Construction	186	(2,290)	(4,400)
International	(6,025)	504	5,160
Segment income before income taxes	28,583	16,250	17,559
Shared Resources	2,170	(1,598)	(1,405)
Total	$30,753	$14,652	$16,154
Total Impairment
Agriculture	$272	$2,807	$886
Construction	597	957	1,114
International	2,311	—	156
Total	$3,180	$3,764	$2,156
Interest Income
Agriculture	$72	$54	$84
Construction	135	217	234
International	46	44	81
Segment interest income	253	315	399
Shared Resources	16	16	(73)
Total	$269	$331	$326
Interest Expense
Agriculture	$4,884	$5,142	$4,272
Construction	5,552	7,221	6,308
International	2,796	3,504	3,313
Segment interest expense	13,232	15,867	13,893
Shared Resources	(6,050)	(6,061)	(19)
Total	$7,182	$9,806	$13,874
Depreciation and Amortization
Agriculture	$5,337	$5,095	$4,997
Construction	12,197	12,537	13,652
International	2,645	2,402	1,804
Segment depreciation and amortization	20,179	20,034	20,453
Shared Resources	3,522	8,033	3,152
Total	$23,701	$28,067	$23,605

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended January 31,
	2021	2020	2019
	(in thousands)
Capital Expenditures
Agriculture	$5,355	$4,699	$2,473
Construction	8,202	15,713	7,012
International	2,124	1,768	1,944
Segment capital expenditures	15,681	22,180	11,429
Shared Resources	4,408	2,836	522
Total	$20,089	$25,016	$11,951

		January 31, 2021	January 31, 2020
Total Assets		(in thousands)
Agriculture		$349,697	$444,942
Construction		185,534	275,645
International		177,213	191,513
Segment assets		712,444	912,100
Shared Resources		103,345	63,243
Total		$815,789	$975,343

Schedule II—Valuation and Qualifying Accounts and Reserves
Titan Machinery Inc.

Classification	Beginning Balance	Additions Charged to Expenses	Additions from CECL Adoption	Additions from Business Combinations	Deductions for Write-offs, Net of Recoveries	Foreign Currency Translation Adjustments	Ending Balance
	(in thousands)
Valuation reserve deduction from receivables:
Year Ended January 31, 2021	$5,123	$498	$210	$—	$(1,013)	$115	$4,933
Year Ended January 31, 2020	3,528	2,497	—	—	(872)	(30)	5,123
Year Ended January 31, 2019	2,951	835	—	958	(1,173)	(43)	3,528

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
    Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of January 31, 2021.
    Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has also audited our internal control over financial reporting as of January 31, 2021, as stated in their report included in Item 8 of this Form 10-K.
    Changes in Internal Control over Financial Reporting. There has not been any change in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during its most recently completed fiscal quarter ended January 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
    None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
    Other than the information included in Part I of this Form 10-K under the heading "Information About Our Executive Officers," the information required by Item 10 is incorporated by reference to the sections labeled "Board of Directors" and "Corporate Governance," all of which will appear in our definitive proxy statement for our 2021 Annual Meeting of Stockholders.
ITEM 11.    EXECUTIVE COMPENSATION
    The information required by Item 11 is incorporated herein by reference to the sections labeled "Compensation Discussion and Analysis," "Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," "Executive Compensation," and "Non-Employee Director Compensation," all of which will appear in our definitive proxy statement for our 2021 Annual Meeting of Stockholders.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
    The information required by Item 12 is incorporated herein by reference to the sections entitled "Security Ownership of Principal Stockholders and Management" and "Executive Compensation - Equity Compensation Plan Information," both of which will appear in our definitive proxy statement for our 2021 Annual Meeting of Stockholders.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
    The information required by Item 13 is incorporated herein by reference to the sections entitled "Corporate Governance—Independence" and "Certain Relationships and Related Transactions," both of which will appear in our definitive proxy statement for our 2021 Annual Meeting of Stockholders.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
    The information required by Item 14 is incorporated herein by reference to the section entitled "Fees of the Independent Registered Public Accounting Firm," which will appear in our definitive proxy statement for our 2021 Annual Meeting of Stockholders.
PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)Documents filed as part of this report.
(1)Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:
Report of Deloitte & Touche LLP on Consolidated Financial Statements as of January 31, 2021 and 2020 and for each of the three years in the period ended January 31, 2021
Report of Deloitte & Touche LLP on Internal Control Over Financial Reporting as of January 31, 2021
Consolidated Balance Sheets as of January 31, 2021 and 2020
Consolidated Statements of Operations for each of the three years in the period ended January 31, 2021
Consolidated Statements of Comprehensive Income for each of the three years in the period ended January 31, 2021
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended January 31, 2021
Consolidated Statements of Cash Flows for each of the three years in the period ended January 31, 2021
Notes to Consolidated Financial Statements
(2)Financial Statement Schedules. The following consolidated financial statement schedule should be read in conjunction with the consolidated financial statements and Report of Deloitte & Touche LLP on the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K:
Schedule II—Valuation and Qualifying Accounts and Reserves
All other financial statement schedules have been omitted, because they are not applicable, are not required, or the information is included in the Financial Statements or Notes thereto
(3)Exhibits. See the Exhibit Index to our Form 10-K immediately following below:

EXHIBIT INDEX
TITAN MACHINERY INC.
FORM 10-K

No.	Description
3.1	Certificate of Incorporation of the registrant, as amended (incorporated herein by reference to Exhibit 3.1 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on September 10, 2012, File No. 001-33866).

3.2	Bylaws of the registrant, as amended (incorporated herein by reference to Exhibit 3.2 of the registrant's Annual Report on Form 10-K filed with the Commission on April 16, 2009, File No. 001-33866).

4.1	Specimen Certificate representing shares of common stock of Titan Machinery Inc. (incorporated by reference to Exhibit 4.1 of the registrant's Amendment No. 6 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on December 3, 2007).

4.2	Description of Securities of Titan Machinery registered under Section 12 of the Exchange Act of 1934, as amended (incorporated herein by reference to Exhibit 4.3 of the registrant's Annual Report on Form 10-K filed with the Commission on April 7, 2020).

10.1	Amended and Restated Employment Agreement, dated March 6, 2013, between David Meyer and the registrant (incorporated herein by reference to Exhibit 10.2 of the registrant's Annual Report on Form 10-K filed with the Commission on April 10, 2013, File No. 001-33866).**

10.1.1	Amendment dated March 1, 2014 to the Amended and Restated Employment Agreement, dated March 6, 2013, between David Meyer and the registrant (incorporated herein by reference to Exhibit 10.54 of the registrant's Annual Report on Form 10-K filed with the Commission on April 11, 2014).**

10.2	Amended and Restated Employment Agreement, dated September 4, 2015, between Mark Kalvoda and the registrant (incorporated herein by reference to Exhibit 10.3 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on September 9, 2015).**

10.2.1	Amendment dated September 1, 2016 to the Amended and Restated Employment Agreement, dated September 4, 2015 between Mark Kalvoda and the registrant (incorporated herein by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q filed with the Commission on September 1, 2016).**

10.3	Executive Employment Agreement, dated September 5, 2018, between Bryan J. Knutson and the registrant (incorporated herein by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on September 6, 2018).**

10.4	Agricultural Equipment Sales & Service Agreement, dated May 31, 2017, between CNH Industrial America LLC and the registrant (incorporated herein by reference to Exhibit 10.3 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 2, 2017).

10.4.1	Amendment to the Agricultural Equipment Sales & Service Agreement, dated May 31, 2017, between CNH Industrial America LLC and the registrant (incorporated herein by reference to Exhibit 10.4 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 2, 2017).

10.5	Construction Equipment Sales & Service Agreement, dated May 31, 2017, between CNH Industrial America LLC and the registrant (incorporated herein by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 2, 2017).

10.5.1	Amendment to the Construction Equipment Sales & Service Agreement, dated May 31, 2017, between CNH Industrial America LLC and the registrant (incorporated herein by reference to Exhibit 10.2 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 2, 2017).

10.6	New Holland Equipment Sales & Service Agreement, dated May 31, 2017, between CNH Industrial America LLC and the registrant (incorporated herein by reference to Exhibit 10.5 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 2, 2017).

10.6.1	Amendment to the New Holland Equipment Sales & Service Agreement, dated May 31, 2017, between CNH Industrial America LLC and the registrant (incorporated herein by reference to Exhibit 10.6 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 2, 2017).

10.7	Dealer Security Agreement dated April 14, 2003 between New Holland North America, Inc. and the registrant (incorporated herein by reference to Exhibit 10.14 of the registrant's Amendment No. 2 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on October 10, 2007).

10.8	Dealer Security Agreements between CNH America LLC and the registrant (incorporated herein by reference to Exhibit 10.15 of the registrant's Amendment No. 2 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on October 10, 2007).

No.	Description
10.9	Amended and Restated Wholesale Floorplan Credit Facility and Security Agreement, dated November 13, 2007, between CNH Capital America LLC and the registrant (incorporated herein by reference to Exhibit 10.25 of the registrant's Amendment No. 5 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on November 27, 2007).

10.9.1	Letter Agreement with CNH Capital America, LLC dated September 30, 2011, amending the November 13, 2007 Amended and Restated Wholesale Floorplan Credit Facility and Security Agreement (incorporated herein by reference to Exhibit 10.3 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on December 9, 2011, File No. 001-33866).

10.9.2	Letter Agreement with CNH Capital America, LLC dated November 20, 2012, amending the November 13, 2007 Amended and Restated Wholesale Floorplan Credit Facility and Security Agreement (incorporated herein by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on December 6, 2012, File No. 001-33866).

10.9.3	Letter Agreement with CNH Capital America, LLC dated February 15, 2013, amending the November 13, 2007 Amended and Restated Wholesale Floorplan Credit Facility and Security Agreement (incorporated herein by reference to Exhibit 10.49 of the registrant's Annual Report on Form 10-K filed with the Commission on April 10, 2013, File No. 001-33866).

10.9.4	Amendment dated December 8, 2014 to the Amended and Restated Wholesale Floor Plan Credit Facility and Security Agreement dated November 13, 2007 by and between the registrant and CNH Industrial Capital America LLC (incorporated herein by reference to Exhibit 10.2 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on December 10, 2014, File No. 001-33866).

10.9.5	Second Amendment dated March 31, 2016 to the Amended and Restated Wholesale Floor Plan Credit Facility and Security Agreement dated November 13, 2007 by and between the registrant and CNH Industrial Capital America LLC (incorporated herein by reference to Exhibit 10.17.5 of the registrant's Annual Report on Form 10-K filed with the Commission on April 13, 2016).

10.9.6	Amendment dated October 5, 2017 to the Amended and Restated Wholesale Floor Plan Credit Facility and Security Agreement dated November 13, 2007 by and between the registrant and CNH Industrial Capital America LLC (incorporated herein by reference to Exhibit 10.2 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on December 7, 2017).

10.9.7	Amendment dated April 1, 2018 to the Amended and Restated Wholesale Floor Plan Credit Facility and Security Agreement dated November 13, 2007 by and between the registrant and CNH Industrial Capital America LLC (incorporated herein by reference to Exhibit 10.8.7 of the registrant's Annual Report on Form 10-K filed with the Commission on April 6, 2018).

10.9.8	Amendment dated May 31, 2018 to the Amended and Restated Wholesale Floor Plan Credit Facility and Security Agreement dated November 13, 2007 by and between the registrant and CNH Industrial Capital America LLC (incorporated herein by reference to Exhibit 10.8.7 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 7, 2018).

10.9.9	Amendment dated November 30, 2018 to the Amended and Restated Wholesale Floor Plan Credit Facility and Security Agreement dated November 13, 2007 by and between the registrant and CNH Industrial Capital America LLC (incorporated herein by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on December 6, 2018).

10.9.10	Amendment dated January 18, 2019 to the Amended and Restated Wholesale Floor Plan Credit Facility and Security Agreement dated November 13, 2007 by and between the registrant and CNH Industrial Capital America LLC (incorporated herein by reference to Exhibit 10.9.10 of the registrant's Annual Report on Form 10-K filed with the Commission on April 5, 2019).

10.9.11	Amendment dated November 13, 2019 to the Amended and Restated Wholesale Floor Plan Credit Facility and Security Agreement dated November 13, 2007 by and between the registrant and CNH Industrial Capital America LLC (incorporated herein by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed with the Commission on December 5, 2019).

10.9.12*	Amendment dated November 17, 2020 to the Amended and Restated Wholesale Floor Plan Credit Facility and Security Agreement dated November 13, 2007 by and between the registrant and CNH Industrial Capital America LLC.

10.10	Third Amended and Restated Credit Agreement, dated as of April 3, 2020, by and among the registrant, as Borrower, the financial institutions party thereto, as lenders, Bank of America, N.A., as Administrative Agent, Bank of American, N.A., Wells Fargo Bank N.A., and Regions Bank, as Joint Lead Arrangers and Joint Book Runners, Wells Fargo Bank, N.A., and Regions Bank, as Joint Syndication Agents, and BBVA USE as Documentation Agent (incorporated by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 4, 2020).

No.	Description

10.11	Titan Machinery Inc. 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on June 3, 2014).**

10.11.1	Amended and Restated Titan Machinery Inc. 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Commission on June 9, 2020).**

10.12	Form of Titan Machinery Inc. Restricted Stock Agreement (for non-employee directors) under the 2014 Equity Incentive Plan, revised effective June 1, 2018 (incorporated herein by reference to Exhibit 10.16 of the registrant's Annual Report on Form 10-K filed with the Commission on April 5, 2019).**

10.12.1	Form of Titan Machinery Inc. Restricted Stock Agreement (for non-employee directors) under the Amended and Restated Titan Machinery Inc. 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 4, 2020).**

10.13	Form of Titan Machinery Inc. Restricted Stock Agreement under the 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 5, 2014, File No. 001-33866).**

10.13.1	Form of Titan Machinery Inc. Restricted Stock Agreement under the 2014 Equity Incentive Plan, revised effective June 1, 2018 (incorporated herein by reference to Exhibit 10.17.1 of the registrant's Annual Report on Form 10-K filed with the Commission on April 5, 2019). **

10.13.2	Form of Titan Machinery Inc. Restricted Stock Agreement under the Amended and Restated Titan Machinery Inc. 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 4, 2020).**

10.14	Form of Titan Machinery Inc. Restricted Stock Unit Agreement under the Amended and Restated Titan Machinery Inc. 2014 Equity Incentive Plan, used for purposes of granting awards to European employees (incorporated herein by reference to Exhibit 10.2 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on September 9, 2014).**

10.14.1	Form of Titan Machinery Inc. Restricted Stock Unit Agreement under the 2014 Equity Incentive Plan, used for purposes of granting awards to European employees, revised effective June 1, 2017 (incorporated herein by reference to Exhibit 10.18.1 of the registrant's Annual Report on Form 10-K with the Commission on April 5, 2019). **

10.14.2	Form of Titan Machinery Inc. Restricted Stock Unit Agreement under the Amended and Restated Titan Machinery Inc. 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 4, 2020).**

10.19	Form of Director and Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.19 of the registrant's Annual Report on Form 10-K with the Commission on April 5, 2019).

10.20	Titan Machinery Inc. Non-Employee Director Compensation Plan (incorporated herein by reference to Exhibit 10.2 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on September 9, 2015).**

10.21	Description of Titan Machinery Inc.’s Executive Cash Bonus Plan (incorporated herein by reference to Exhibit 10.34 of the registrant’s Annual Report on Form 10-K filed with the Commission on April 15, 2015). **

21.1*	Subsidiaries of Titan Machinery Inc.

23.1*	Consent of Deloitte & Touche LLP

24.1*	Power of Attorney

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

No.	Description
101*	The following materials from Titan Machinery Inc.'s Annual Report on Form 10-K for the year ended January 31, 2021 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the fiscal years ended January 31, 2021, 2020 and 2019, (ii) the Consolidated Statements of Operations for the fiscal years ended January 31, 2021, 2020 and 2019, (iii) the Consolidated Statements of Comprehensive Income for the fiscal years ended January 31, 2021, 2020 and 2019, (iv) the Consolidated Statements of Stockholders' Equity for the fiscal years ended January 31, 2021, 2020 and 2019, (v) the Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2021, 2020 and 2019, and (vi) the Notes to the Consolidated Financial Statements.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Dated: March 30, 2021
TITAN MACHINERY INC.

By	/s/ DAVID J. MEYER	By	/s/ MARK KALVODA
	David J. Meyer, Board Chair and Chief Executive Officer		Mark Kalvoda, Chief Financial Officer
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ DAVID J. MEYER	Board Chair, Chief Executive Officer (principal executive officer)	March 30, 2021
David J. Meyer

/s/ MARK KALVODA	Chief Financial Officer (principal financial officer and principal accounting officer)	March 30, 2021
Mark Kalvoda

*	Director
Tony Christianson		March 30, 2021

*	Director
Stanley Dardis		March 30, 2021

*	Director
Stan Erickson		March 30, 2021

*	Director
Christine Hamilton		March 30, 2021

*	Director
Jody Horner		March 30, 2021

*	Director
Richard Mack		March 30, 2021

*By	/s/ MARK KALVODA
Mark Kalvoda, Attorney-in-Fact