Form 10-Q
period 2021-04-30
Titan Machinery Inc.
filed 2021-06-04
CIK 1409171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021
OR

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

As of May 31, 2021, 22,520,614 shares of Common Stock, $0.00001 par value, of the registrant were outstanding.

TITAN MACHINERY INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. — FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)

	April 30, 2021	January 31, 2021
Assets
Current Assets
Cash	$89,729	$78,990
Receivables, net of allowance for expected credit losses	71,928	69,109
Inventories	415,660	418,458
Prepaid expenses and other	11,275	13,677
Total current assets	588,592	580,234
Noncurrent Assets
Property and equipment, net of accumulated depreciation	158,364	147,165
Operating lease assets	68,962	74,445
Deferred income taxes	4,613	3,637
Goodwill	1,433	1,433
Intangible assets, net of accumulated amortization	7,696	7,785
Other	1,081	1,090
Total noncurrent assets	242,149	235,555
Total Assets	$830,741	$815,789

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$24,618	$20,045
Floorplan payable	169,108	161,835
Current maturities of long-term debt	5,128	4,591
Current operating lease liabilities	10,624	11,772
Deferred revenue	49,109	59,418
Accrued expenses and other	37,110	48,791
Income taxes payable	14,508	11,048
Total current liabilities	310,205	317,500
Long-Term Liabilities
Long-term debt, less current maturities	64,868	44,906
Operating lease liabilities	69,030	73,567
Other long-term liabilities	7,555	8,535
Total long-term liabilities	141,453	127,008
Commitments and Contingencies (Note 15)
Stockholders' Equity
Common stock, par value $.00001 per share, 45,000 shares authorized; 22,520 shares issued and outstanding at April 30, 2021; 22,553 shares issued and outstanding at January 31, 2021	—	—
Additional paid-in-capital	252,547	252,913
Retained earnings	127,416	116,869
Accumulated other comprehensive income (loss)	(880)	1,499
Total stockholders' equity	379,083	371,281
Total Liabilities and Stockholders' Equity	$830,741	$815,789
 See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended April 30,
	2021	2020
Revenue
Equipment	$275,980	$218,505
Parts	62,626	56,614
Service	27,702	25,600
Rental and other	6,398	9,489
Total Revenue	372,706	310,208
Cost of Revenue
Equipment	243,676	197,046
Parts	44,440	39,617
Service	9,294	8,345
Rental and other	4,318	6,790
Total Cost of Revenue	301,728	251,798
Gross Profit	70,978	58,410
Operating Expenses	56,442	53,058
Impairment of Intangible and Long-Lived Assets	—	216
Income from Operations	14,536	5,136
Other Income (Expense)
Interest and other income	665	130
Floorplan interest expense	(418)	(1,152)
Other interest expense	(1,104)	(966)
Income Before Income Taxes	13,679	3,148
Provision for Income Taxes	3,132	886
Net Income	$10,547	$2,262

Earnings per Share:
Basic	$0.47	$0.10
Diluted	$0.47	$0.10

Weighted Average Common Shares:
Basic	22,168	22,012
Diluted	22,179	22,012

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended April 30,
	2021	2020
Net Income	$10,547	$2,262
Other Comprehensive Loss
Foreign currency translation adjustments	(2,379)	(528)
Comprehensive Income	$8,168	$1,734

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares Outstanding	Amount
BALANCE, January 31, 2020	22,335	$—	$250,607	$97,717	$(3,220)	$345,104
Cumulative-effect adjustment of adopting ASC 326, Financial Instruments - Credit Losses	—	—	—	(204)	—	(204)
Common stock issued on grant of restricted stock and exercise of stock options, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	(21)	—	(201)	—	—	(201)
Stock-based compensation expense	—	—	645	—	—	645
Net Income	—	—	—	2,262	—	2,262
Other comprehensive loss	—	—	—	—	(528)	(528)
BALANCE, April 30, 2020	22,314	$—	$251,051	$99,775	$(3,748)	$347,078

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares Outstanding	Amount
BALANCE, January 31, 2021	22,553	$—	$252,913	$116,869	$1,499	$371,281
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	(33)	—	(975)	—	—	(975)
Stock-based compensation expense	—	—	609	—	—	609
Net income	—	—	—	10,547	—	10,547
Other comprehensive loss	—	—	—	—	(2,379)	(2,379)
BALANCE, April 30, 2021	22,520	$—	$252,547	$127,416	$(880)	$379,083
See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended April 30,
	2021	2020
Operating Activities
Net income	$10,547	$2,262
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation and amortization	5,207	5,375
Impairment of long-lived assets	—	216
Deferred income taxes	(1,008)	117
Stock-based compensation expense	609	645
Noncash interest expense	54	27
Noncash lease expense	2,528	2,833
Other, net	176	(54)
Changes in assets and liabilities
Receivables, prepaid expenses and other assets	(1,023)	(1,125)
Inventories	(1,615)	11,941
Manufacturer floorplan payable	19,657	(10,669)
Accounts payable, deferred revenue, accrued expenses and other and other long-term liabilities	(5,440)	(13,919)
Operating lease liabilities	(2,736)	(3,091)
Net Cash Provided by (Used for) Operating Activities	26,956	(5,442)
Investing Activities
Rental fleet purchases	(2,081)	(3,378)
Property and equipment purchases (excluding rental fleet)	(7,045)	(2,036)
Proceeds from sale of property and equipment	135	313
Other, net	7	(21)
Net Cash Used for Investing Activities	(8,984)	(5,122)
Financing Activities
Net change in non-manufacturer floorplan payable	(9,141)	18,781
Proceeds from long-term debt borrowings	6,462	1,112
Principal payments on long-term debt and finance leases	(3,181)	(1,309)
Payment of debt issuance costs	—	(670)
Other, net	(974)	(200)
Net Cash Provided by (Used for) Financing Activities	(6,834)	17,714
Effect of Exchange Rate Changes on Cash	(399)	(36)
Net Change in Cash	10,739	7,114
Cash at Beginning of Period	78,990	43,721
Cash at End of Period	$89,729	$50,835
Supplemental Disclosures of Cash Flow Information
Cash paid during the period
Income taxes, net of refunds	$253	$365
Interest	$1,404	$2,262
Supplemental Disclosures of Noncash Investing and Financing Activities
Net property and equipment financed with long-term debt, finance leases, accounts payable and accrued liabilities	$15,763	$2,085
Net transfer of assets from (to) property and equipment to (from) inventories	$300	$(888)

See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
    The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The quarterly operating results for Titan Machinery Inc. (the “Company”) are subject to fluctuation due to varying weather patterns, which may impact the timing and amount of equipment purchases, rentals, and after-sales parts and service purchases by the Company’s Agriculture, Construction and International customers. Therefore, operating results for the three-month period ended April 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2022. The information contained in the consolidated balance sheet as of January 31, 2021 was derived from the audited consolidated financial statements of the Company for the fiscal year then ended. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021 as filed with the SEC.
Nature of Business
    The Company is engaged in the retail sale, service and rental of agricultural and construction machinery through its stores in the United States and Europe. The Company’s North American stores are located in Colorado, Iowa, Minnesota, Montana, Nebraska, North Dakota, South Dakota, Wisconsin and Wyoming, and its European stores are located in Bulgaria, Germany, Romania, Serbia and Ukraine.
Impact of the COVID-19 Pandemic
    In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, and the President of the United States declared the COVID-19 outbreak as a national emergency. The nature of COVID-19 led to worldwide shutdowns and halting of commercial and interpersonal activity as governments imposed regulations in efforts to control the spread of the pandemic, such as shelter-in-place orders and quarantines. The Company's products and services were determined to be essential in the markets we serve and accordingly operations have been allowed to continue throughout the pandemic.
Certain of the Company's supply vendors are facing production and staffing challenges as they work to achieve production capacity and lead times consistent with pre-pandemic levels. The pandemic has created other supply chain challenges such as delays in components and supplies and freight markets continue to have challenges with driver shortages, strong demand for consumer goods, extended lead times, and driver retention and recruitment issues. As a result, the Company has experienced some disruptions and delays on delivery of certain materials. The Company has assessed the impacts of the COVID-19 pandemic on its results of operations for the three months ended April 30, 2021 and 2020, and although there have been logistical and other challenges, no material adverse impacts were identified.
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

Accounting Guidance Not Yet Adopted
    In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update ("ASU") No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU No. 2020-04”), which provides temporary optional expedients and exceptions to accounting guidance on contract modifications and hedge accounting to ease entities’ financial reporting burdens as the market transitions from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. ASU 2020-04 is effective upon issuance and can be applied through December 31, 2022. The Company is updating its credit agreements to include language regarding the successor or alternate rate to LIBOR, and a review of other contracts and agreements is on-going. The Company does not expect the guidance to have a material impact on its results of operations, financial position, cash flows, or disclosures.
NOTE 2 - EARNINGS PER SHARE
    The following table sets forth the calculation of basic and diluted Earnings Per Share (EPS):

	Three Months Ended April 30,
	2021	2020
	(in thousands, except per share data)
Numerator:
Net income	$10,547	$2,262
Allocation to participating securities	(175)	(32)
Net income attributable to Titan Machinery Inc. common stockholders	$10,372	$2,230
Denominator:
Basic weighted-average common shares outstanding	22,168	22,012
Plus: incremental shares from vesting of restricted stock units	11	—
Diluted weighted-average common shares outstanding	22,179	22,012

Earnings Per Share:
Basic	$0.47	$0.10
Diluted	$0.47	$0.10

NOTE 3 - REVENUE
    Revenues are recognized when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration we expect to collect in exchange for those goods or services. Sales, value added and other taxes collected from our customers concurrent with our revenue activities are excluded from revenue.
    The following tables present our revenue disaggregated by revenue source and segment:

	Three Months Ended April 30, 2021
	Agriculture	Construction	International	Total
	(in thousands)
Equipment	$169,257	$44,812	$61,911	$275,980
Parts	39,684	12,108	10,834	62,626
Service	19,753	6,369	1,580	27,702
Other	722	365	92	1,179
Revenue from contracts with customers	229,416	63,654	74,417	367,487
Rental	138	4,954	127	5,219
Total revenues	$229,554	$68,608	$74,544	$372,706

	Three Months Ended April 30, 2020
	Agriculture	Construction	International	Total
	(in thousands)
Equipment	$139,749	$34,253	$44,503	$218,505
Parts	35,079	11,460	10,075	56,614
Service	17,720	6,212	1,668	25,600
Other	733	518	104	1,355
Revenue from contracts with customers	193,281	52,443	56,350	302,074
Rental	346	7,671	117	8,134
Total revenues	$193,627	$60,114	$56,467	$310,208
Unbilled Receivables and Deferred Revenue
    Unbilled receivables from contracts with customers were $17.0 million and $12.9 million as of April 30, 2021 and January 31, 2021. The increase in unbilled receivables is primarily the result of a seasonal increase in the volume of our service transactions in which we recognize revenue as our work is performed and prior to customer invoicing.
    Deferred revenue from contracts with customers were $47.6 million and $57.7 million as of April 30, 2021 and January 31, 2021. Our deferred revenue most often increases in the fourth quarter of each fiscal year due to a higher level of customer down payments or prepayments and longer time periods between customer payment and delivery of the equipment asset, and the related recognition of equipment revenue, prior to its seasonal use. During the three months ended April 30, 2021 and 2020, the Company recognized $37.9 million and $29.7 million, respectively, of revenue that was included in the deferred revenue balance as of January 31, 2021 and January 31, 2020, respectively. No material amount of revenue was recognized during the three months ended April 30, 2021 and 2020 from performance obligations satisfied in previous periods.
    The Company has elected as a practical expedient to not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of service of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for parts installed and services performed. The contracts for which the practical expedient has been applied include (i) equipment revenue transactions, which do not have a stated contractual term, but are short-term in nature, and (ii) service revenue transactions, which also do not have a stated contractual term but are generally completed within 30 days and for such contracts we recognize revenue over time at the amount to which we have the right to invoice for services completed to date.
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

	April 30, 2021	January 31, 2021
	(in thousands)
Trade and unbilled receivables from contracts with customers
Trade receivables due from customers	$32,634	$31,664
Unbilled receivables	17,005	12,909
Less allowance for expected credit losses	2,908	2,994
	46,731	41,579

Trade receivables due from finance companies	13,732	14,133

Trade and unbilled receivables from rental contracts
Trade receivables	4,133	4,329
Unbilled receivables	549	520
Less allowance for expected credit losses	1,899	1,939
	2,783	2,910
Other receivables
Due from manufacturers	7,152	8,720
Other	1,530	1,767
	8,682	10,487
Receivables, net of allowance for expected credit losses	$71,928	$69,109

    Following is a summary of allowance for credit losses on trade and unbilled accounts receivable by segment:

	Agriculture	Construction	International	Total
	(in thousands)
Balance at January 31, 2021	$228	$1,074	$1,690	$2,992
Current expected credit loss provision	30	68	(2)	96
Write-offs charged against allowance	17	84	38	139
Credit loss recoveries collected	—	4	—	4
Foreign exchange impact	—	—	(50)	(50)
Balance at April 30, 2021	$241	$1,062	$1,600	$2,903

	Agriculture	Construction	International	Total
	(in thousands)
Balance at February 1, 2020	$181	$1,016	$1,746	$2,943
Current expected credit loss provision	14	113	226	353
Write-offs charged against allowance	5	71	133	209
Credit loss recoveries collected	40	4	6	50
Foreign exchange impact	—	—	(29)	(29)
Balance at April 30, 2020	$230	$1,062	$1,816	$3,108

    The following table presents impairment losses (recoveries) on receivables arising from sales contracts with customers and receivables arising from rental contracts:

	Three Months Ended April 30,
	2021	2020
	(in thousands)
Impairment losses (recoveries) on:
Receivables from sales contracts	$98	$143
Receivables from rental contracts	(34)	138
	$64	$281

NOTE 5 - INVENTORIES

	April 30, 2021	January 31, 2021
	(in thousands)
New equipment	$212,010	$206,683
Used equipment	118,383	131,369
Parts and attachments	83,118	78,982
Work in process	2,149	1,424
	$415,660	$418,458

NOTE 6 - PROPERTY AND EQUIPMENT

	April 30, 2021	January 31, 2021
	(in thousands)
Rental fleet equipment	$79,014	$77,530
Machinery and equipment	23,368	23,354
Vehicles	56,948	55,884
Furniture and fixtures	43,673	43,678
Land, buildings, and leasehold improvements	101,280	90,730
	304,283	291,176
Less accumulated depreciation	145,919	144,011
	$158,364	$147,165
    The Company reviews its long-lived assets for potential impairment whenever events or circumstances indicate that the carrying value of the long-lived asset (or asset group) may not be recoverable. During the three months ended April 30, 2021, the Company identified no such asset groups and no impairment was recorded. For the three months ended April 30, 2020, the Company recognized an impairment charge of $0.2 million within its Construction segment.

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
    As of April 30, 2021, the Company had floorplan lines of credit totaling $770.0 million, which is primarily comprised of three significant floorplan lines of credit: (i) a $450.0 million credit facility with CNH Industrial, (ii) a $185.0 million line of credit under the Bank Syndicate Agreement, and (iii) a $60.0 million credit facility with DLL Finance LLC.
    As of April 30, 2021 and January 31, 2021, the Company's outstanding balances of floorplan lines of credit consisted of the following:

	April 30, 2021	January 31, 2021
	(in thousands)
CNH Industrial	$91,402	$86,792
DLL Finance	9,788	10,667
Other outstanding balances with manufacturers and non-manufacturers	67,918	64,376
	$169,108	$161,835
    As of April 30, 2021 and January 31, 2021, the U.S. floorplan payables were generally all non-interest bearing. As of April 30, 2021, foreign floorplan payables carried various interest rates primarily ranging from 1.40% to 4.81%, compared to a range of 1.40% to 4.82% as of January 31, 2021. As of April 30, 2021 and January 31, 2021, $120.2 million and $98.8 million, respectively, of outstanding floorplan payables were non-interest bearing. As of April 30, 2021, the Company had a compensating balance arrangement under one of its foreign floorplan credit facilities, which requires a minimum cash deposit to be maintained with the lender in the amount of $5.0 million for the term of the credit facility.

NOTE 8 - LONG TERM DEBT
    The following is a summary of long-term debt as of April 30, 2021 and January 31, 2021:

Description	Maturity Dates	Interest Rates	April 30, 2021	January 31, 2021
			(in thousands)
Mortgage loans, secured	Various through May 2039	2.1% to 5.1%	$43,413	$22,916
Sale-leaseback financing obligations	Various through December 2030	3.4% to 10.3%	16,172	16,505
Vehicle loans, secured	Various through June 2026	1.7% to 3.9%	10,411	9,999
Other	January 2021	2.6%	—	77
Total debt			69,996	49,497
Less: current maturities			5,128	4,591
Long-term debt, net			$64,868	$44,906
The Company purchased buildings and real estate assets of eleven of its U.S. dealer locations in the first quarter of fiscal 2022 and financed these purchases with long term debt of $17.7 million. These dealer locations were previously leased from third party lessors.
NOTE 9 - DERIVATIVE INSTRUMENTS
    The Company holds derivative instruments for the purpose of minimizing exposure to fluctuations in foreign currency exchange rates to which the Company is exposed in the normal course of its operations.
    The Company uses foreign currency forward contracts to hedge the effects of fluctuations in exchange rates on outstanding intercompany loans. The Company does not formally designate and document such derivative instruments as hedging instruments; however, the instruments are an effective economic hedge of the underlying foreign currency exposure. Both the gain or loss on the derivative instrument and the offsetting gain or loss on the underlying intercompany loan are recognized in earnings immediately, thereby eliminating or reducing the impact of foreign currency exchange rate fluctuations on net income. The Company's foreign currency forward contracts generally have three-month maturities, maturing on the last day of each fiscal quarter. The notional value of outstanding foreign currency contracts as of January 31, 2021 was $8.0 million. There were no outstanding foreign currency contracts as of April 30, 2021.
    As of January 31, 2021, the fair value of the Company's outstanding derivative instruments was not material. Derivative instruments recognized as assets are recorded in prepaid expenses and other in the consolidated balance sheets, and derivative instruments recognized as liabilities are recorded in accrued expenses and other in the consolidated balance sheets.
    The following table sets forth the gains and losses recognized in income from the Company’s derivative instruments for the three months ended April 30, 2021 and 2020. Gains and losses are recognized in Interest and other income in the consolidated statements of operations:

	Three Months Ended April 30,
	2021	2020
	(in thousands)
Foreign currency contract loss	$(351)	$(13)

NOTE 10 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
    The following is a summary of the changes in accumulated other comprehensive income (loss), by component, for the periods ended April 30, 2021 and April 30, 2020:

	Foreign Currency Translation Adjustment	Net Investment Hedging Gain	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, January 31, 2021	$(1,212)	$2,711	$1,499
Other comprehensive loss	(2,379)	—	(2,379)
Balance, April 30, 2021	$(3,591)	$2,711	$(880)

	Foreign Currency Translation Adjustment	Net Investment Hedging Gain	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, January 31, 2020	$(5,931)	$2,711	$(3,220)
Other comprehensive loss	(528)	—	(528)
Balance, April 30, 2020	(6,459)	2,711	(3,748)

NOTE 11 - LEASES
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
    The components of lease expense were as follows:

		Three Months Ended April 30,
	Classification	2021	2020
		(in thousands)
Finance lease cost:
Amortization of leased assets	Operating expenses	$445	$392
Interest on lease liabilities	Other interest expense	88	126
Operating lease cost	Operating expenses and rental and other cost of revenue	3,766	4,463
Short-term lease cost	Operating expenses	66	80
Variable lease cost	Operating expenses	613	635
Sublease income	Interest and other income	(197)	(152)
		$4,781	$5,544

    Right-of-use lease assets and lease liabilities consist of the following:

	Classification	April 30, 2021	January 31, 2021
		(in thousands)
Assets
Operating lease assets	Operating lease assets	$68,962	$74,445
Finance lease assets(a)	Property and equipment, net of accumulated depreciation	3,252	12,426
Total leased assets		$72,214	$86,871
Liabilities
Current
Operating	Current operating lease liabilities	$10,624	$11,772
Finance	Accrued expenses and other	922	9,823
Noncurrent
Operating	Operating lease liabilities	69,030	73,567
Finance	Other long-term liabilities	2,375	2,911
Total lease liabilities		$82,951	$98,073

(a)Finance lease assets are recorded net of accumulated amortization of $2.0 million as of April 30, 2021 and $3.0 million as of January 31, 2021.
    Maturities of lease liabilities as of April 30, 2021 are as follows:

	Operating	Finance
	Leases	Leases	Total
Fiscal Year Ended January 31,	(in thousands)
2022 (remainder)	$11,412	$887	$12,299
2023	14,394	914	15,308
2024	13,457	587	14,044
2025	13,035	498	13,533
2026	12,873	359	13,232
2027	12,207	309	12,516
Thereafter	21,022	774	21,796
Total lease payments	98,400	4,328	102,728
Less: Interest	18,746	1,031	19,777
Present value of lease liabilities	$79,654	$3,297	$82,951
    The weighted-average lease term and discount rate as of April 30, 2021 are as follows:

April 30, 2021
Weighted-average remaining lease term (years):
Operating leases	7.3
Financing leases	5.8
Weighted-average discount rate:
Operating leases	6.1%
Financing leases	8.7%
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
    Revenue generated from leasing activities is disclosed, by segment, in Note 3. The following is the balance of our dedicated rental fleet assets, included in Property and equipment, net of accumulated depreciation in the consolidated balance sheet, of our Construction segment as of April 30, 2021 and January 31, 2021:

	April 30, 2021	January 31, 2021
	(in thousands)
Rental fleet equipment	$79,014	$77,530
Less accumulated depreciation	28,594	28,916
	$50,420	$48,614

NOTE 12 - FAIR VALUE MEASUREMENTS
    As of April 30, 2021 and January 31, 2021, the fair value of the Company's foreign currency contracts, which are either assets or liabilities measured at fair value on a recurring basis, was not material. These foreign currency contracts were valued using a discounted cash flow analysis, which is an income approach, utilizing readily observable market data as inputs, which is classified as a Level 2 fair value measurement.
    The Company also valued certain long-lived assets at fair value on a non-recurring basis as of January 31, 2021 as part of its long-lived asset impairment testing. The estimated fair value of such assets as of January 31, 2021 was $0.8 million. Fair value was estimated through an income approach incorporating both observable and unobservable inputs, and are deemed to be Level 3 fair value inputs. The most significant unobservable inputs include forecasted net cash generated from the use of the assets and the discount rate applied to such cash flows to arrive at a fair value estimate. In addition, in certain instances the Company estimated the fair value of long-lived assets to approximate zero as no future cash flows were assumed to be generated from the use of such assets and the expected value to be realized upon disposition was deemed to be nominal.
    The Company also has financial instruments that are not recorded at fair value in the consolidated balance sheets, including cash, receivables, payables and long-term debt. The carrying amounts of these financial instruments approximated their fair values as of April 30, 2021 and January 31, 2021. Fair value of these financial instruments was estimated based on Level 2 fair value inputs.
NOTE 13 - INCOME TAXES
    Our effective tax rate was 22.9% and 28.1% for the three months ended April 30, 2021 and April 30, 2020. The effective tax rate for the three months ending April 30, 2021 was benefited by the vesting of share-based compensation. For the three months ending April 30, 2020, the effective tax rate benefited from a weakening hryvnia in our Ukrainian business but was offset by increased tax expense on the vesting of share-based compensation.
NOTE 14 - BUSINESS COMBINATIONS
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
Purchase Price Allocation

    The above acquisition has been accounted for under the acquisition method of accounting, which requires the Company to estimate the acquisition date fair value of the assets acquired and liabilities assumed. The accounting for the purchase price allocation was complete as of January 31, 2021. The following table presents the aggregate purchase price allocations for all acquisitions completed as of January 31, 2021:

January 31, 2021
(in thousands)
Assets acquired:
Cash	$1
Receivables	—
Inventories	4,260
Prepaid expenses and other	48
Property and equipment	1,752
Operating lease assets	2,006
Intangible assets	245
Goodwill	484
8,796

Liabilities assumed:
Current operating lease liabilities	159
Operating lease liabilities	1,847
2,006
Net assets acquired	$6,790

Goodwill recognized by segment:
Agriculture	$484
Goodwill expected to be deductible for tax purposes	$484
    The recognition of goodwill in the above business combination arose from the acquisition of an assembled workforce and anticipated synergies expected to be realized. For the business combination occurring during the twelve months ended January 31, 2021, the Company recognized a non-competition intangible asset of $0.1 million and a distribution rights intangible asset of $0.2 million. The non-competition assets will be amortized over periods ranging from three to five years. The distribution rights assets are indefinite-lived intangible assets not subject to amortization. The Company estimated the fair value of the intangible assets using a multi-period excess earnings model, which is an income approach. Acquisition related costs were not material for the fiscal year ended January 31, 2021, and have been expensed as incurred and recognized as operating expenses in the consolidated statements of operations.
NOTE 15 - CONTINGENCIES
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

    Certain financial information for each of the Company’s business segments is set forth below.

	Three Months Ended April 30,
	2021	2020
	(in thousands)
Revenue
Agriculture	$229,554	$193,627
Construction	68,608	60,114
International	74,544	56,467
Total	$372,706	$310,208

Income (Loss) Before Income Taxes
Agriculture	$11,224	$6,162
Construction	138	(2,873)
International	2,808	(280)
Segment income before income taxes	14,170	3,009
Shared Resources	(491)	139
Total	$13,679	$3,148

	April 30, 2021	January 31, 2021
	(in thousands)
Total Assets
Agriculture	$357,428	$349,697
Construction	189,291	185,534
International	176,608	177,213
Segment assets	723,327	712,444
Shared Resources	107,414	103,345
Total	$830,741	$815,789

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim unaudited consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report, and the audited consolidated financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021.
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
    Demand for agricultural equipment and, to a lesser extent, parts and service support, are impacted by agricultural commodity prices and net farm income. Based on February 2021 U.S. Department of Agriculture publications, the estimate of net farm income for calendar year 2021 indicated an approximate 8.1% decrease as compared to calendar year 2020, and an approximate 45.7% increase in net farm income for calendar year 2020 as compared to calendar year 2019.
    For the first quarter of fiscal 2022, our net income was $10.5 million, or $0.47 per diluted share, compared to a fiscal 2021 first quarter net income of $2.3 million, or $0.10 per diluted share. Our adjusted diluted earnings per share was $0.46 for the first quarter of fiscal 2022, compared to $0.15 for the first quarter of fiscal 2021. See the Non-GAAP Financial Measures section below for a reconciliation of adjusted diluted earnings per share to diluted earnings per share, the most comparable GAAP financial measure. Significant factors impacting the quarterly comparisons were:
•Revenue in the first quarter of fiscal 2022 increased compared to the first quarter of fiscal 2021. All three segments recognized an increase in revenue from the prior year. Total same store sales increased 20.4% compared to the prior year first quarter.
•Gross profit margin in the first quarter of fiscal 2022 increased to 19.0%, compared to 18.8% for the first quarter of fiscal 2021. The increase in gross profit margin was primarily the result of strong equipment margins that increased to 11.7% in the first quarter of fiscal 2022 from 9.8% in the first quarter of fiscal 2021. The increase in total gross profit margin was partially offset by an increased percentage of revenue coming from lower margin equipment sales.
•Floorplan and other interest expense decreased a combined 28.1% in the first quarter of fiscal 2022, as compared to the first quarter last year, due to lower borrowings on our line of credit and an overall lower interest rate environment.
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
    The Company continues to effectively execute its strategy while managing the ongoing effects of the COVID-19 pandemic. The Company's products and services were determined to be essential in the markets we serve and accordingly operations have been allowed to continue throughout the pandemic. Since the beginning of the COVID-19 pandemic, the safety of our employees and customers has been, and continues to be, our top concern. At the onset of the pandemic, we organized a COVID Task Force to implement safety protocols and to quickly respond to matters related to the pandemic at our locations.

Although there have been logistical and other challenges as a result of COVID-19 , there were no material adverse impacts on the Company's results of operations for the three months ended April 30, 2021 and 2020. However, due to the uncertainty of the economic outlook resulting from the COVID-19 pandemic, the Company continues to monitor the situation closely.

    We believe that each of our business segments, has been and will continue to be, impacted by the COVID-19 pandemic to varying degrees, although the ultimate impact will continue to be subject to many variables and uncertainties many of which are currently unknown or outside of our control. Uncertainties include delays in manufacturing and shipping as well as increased cost of materials and freight.
Agriculture
We believe the COVID-19 pandemic has created challenging industry conditions resulting in supply chain disruptions affecting areas such as ethanol, livestock, and international trade. These conditions have been more than offset by increased customer sentiment due to increased commodity prices as well as government support programs for our farm customers, such as the Coronavirus Food Assistance Program (CFAP).
Construction
    We believe all revenue categories of equipment, parts, service and rental have been negatively impacted in this segment as a result of COVID-19, with such effects expected to continue as long as pandemic related macroeconomic stress and uncertainties persist. Examples of such macroeconomic stressors include: lower oil prices, higher unemployment, lower GDP, and reduced government spending on infrastructure projects. Many of the construction projects that were delayed or cancelled last year due the pandemic have been or are planned to resume this construction season.
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
ERP Transition
    The Company is in the process of converting to a new Enterprise Resource Planning ("ERP") application. The new ERP application is expected to provide data-driven and mobile-enabled sales and support tools to improve employee efficiency and deliver an enhanced customer experience. The Company integrated one pilot store on the new ERP system in the second quarter of fiscal 2021; we anticipate the remaining domestic stores to be converted to the ERP within the next 12 months.
Critical Accounting Policies and Estimates
    Our critical accounting policies and estimates are included in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended January 31, 2021. There have been no changes in our critical accounting policies since January 31, 2021.

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
Comparative financial data for each of our four sources of revenue are expressed below.

	Three Months Ended April 30,
	2021	2020
	(dollars in thousands)
Equipment
Revenue	$275,980	$218,505
Cost of revenue	243,676	197,046
Gross profit	$32,304	$21,459
Gross profit margin	11.7%	9.8%
Parts
Revenue	$62,626	$56,614
Cost of revenue	44,440	39,617
Gross profit	$18,186	$16,997
Gross profit margin	29.0%	30.0%
Service
Revenue	$27,702	$25,600
Cost of revenue	9,294	8,345
Gross profit	$18,408	$17,255
Gross profit margin	66.5%	67.4%
Rental and other
Revenue	$6,398	$9,489
Cost of revenue	4,318	6,790
Gross profit	$2,080	$2,699
Gross profit margin	32.5%	28.4%

The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended April 30,
	2021	2020
Revenue
Equipment	74.1%	70.4%
Parts	16.8%	18.3%
Service	7.4%	8.3%
Rental and other	1.7%	3.1%
Total Revenue	100.0%	100.0%
Total Cost of Revenue	81.0%	81.2%
Gross Profit Margin	19.0%	18.8%
Operating Expenses	15.1%	17.1%
Impairment of Intangible and Long-Lived Assets	—%	0.1%
Income from Operations	3.9%	1.7%
Other Income (Expense)	(0.2)%	(0.6)%
Income Before Income Taxes	3.7%	1.0%
Provision for Income Taxes	0.8%	0.3%
Net Income	2.8%	0.7%
Three Months Ended April 30, 2021 Compared to Three Months Ended April 30, 2020
Consolidated Results
Revenue

	Three Months Ended April 30,		Increase/	Percent
	2021	2020	(Decrease)	Change
	(dollars in thousands)
Equipment	$275,980	$218,505	$57,475	26.3%
Parts	62,626	56,614	6,012	10.6%
Service	27,702	25,600	2,102	8.2%
Rental and other	6,398	9,489	(3,091)	(32.6)%
Total Revenue	$372,706	$310,208	$62,498	20.1%
     Total revenue for the first quarter of fiscal 2022 was 20.1% or $62.5 million higher than the first quarter of fiscal 2021 driven primarily by increased demand for equipment, which increased equipment sales 26.3% from the prior year period. Company-wide same-store sales in the first quarter of fiscal 2022 increased 20.4% versus the comparable period in fiscal 2021.

Gross Profit

	Three Months Ended April 30,		Increase/	Percent
	2021	2020	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$32,304	$21,459	$10,845	50.5%
Parts	18,186	16,997	1,189	7.0%
Service	18,408	17,255	1,153	6.7%
Rental and other	2,080	2,699	(619)	(22.9)%
Total Gross Profit	$70,978	$58,410	$12,568	21.5%
Gross Profit Margin
Equipment	11.7%	9.8%	1.9%	19.4%
Parts	29.0%	30.0%	(1.0)%	(3.3)%
Service	66.5%	67.4%	(0.9)%	(1.3)%
Rental and other	32.5%	28.4%	4.1%	14.4%
Total Gross Profit Margin	19.0%	18.8%	0.2%	1.1%
Gross Profit Mix
Equipment	45.5%	36.7%	8.8%	24.0%
Parts	25.6%	29.1%	(3.5)%	(12.0)%
Service	25.9%	29.5%	(3.6)%	(12.2)%
Rental and other	3.0%	4.7%	(1.7)%	(36.2)%
Total Gross Profit Mix	100.0%	100.0%
     Gross profit for the first quarter of fiscal 2022 increased 21.5% or $12.6 million, as compared to the same period last year. Gross profit margin also improved to 19.0% in the current quarter from 18.8% in the prior year quarter. The increase in gross profit margins was primarily due to stronger equipment margins, which were positively impacted by the current industry conditions of a lower supply and higher demand environment. The increase in equipment margins, was partially offset by the gross profit mix shift, to lower margin equipment sales relative to parts, service, and rental sales.
Our Company-wide absorption rate — which is calculated by dividing our gross profit from sales of parts, service and rental fleet by our operating expenses, less commission expense on equipment sales, plus interest expense on floorplan payables and rental fleet debt — increased to 76.0% for the first quarter of fiscal 2022 compared to 73.2% during the same period last year as the increase in gross profit from parts and service in the first quarter of fiscal 2022 combined with lower floorplan interest expenses more than offset the increase in operating expenses during the period.
Operating Expenses

	Three Months Ended April 30,		Increase/	Percent
	2021	2020	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$56,442	$53,058	$3,384	6.4%
Operating Expenses as a Percentage of Revenue	15.1%	17.1%	(2.0)%	(11.7)%
    Our operating expenses in the first quarter of fiscal 2022 increased 6.4% as compared to the first quarter of fiscal 2021. The increase in operating expenses was primarily due to variable expenses associated with increased sales as well as increased costs due to inflation in areas such as fuel and insurance. Operating expenses as a percentage of revenue decreased to 15.1% in the first quarter of fiscal 2022 from 17.1% in the first quarter of fiscal 2021. The decrease in operating expenses as a percentage of revenue was due to the increase in total revenue in the first quarter of fiscal 2022, as compared to the first quarter of fiscal 2021, which positively affected our ability to leverage our fixed operating costs.

Impairment Charges

	Three Months Ended April 30,		Increase/	Percent
	2021	2020	(Decrease)	Change
	(dollars in thousands)
Impairment of Intangible and Long-Lived Assets	$—	$216	$(216)	100.0%
    We did not recognized any impairment expense in the first quarter of fiscal 2022. Total impairment expense recognized in the first quarter of fiscal 2021 was $0.2 million.
Other Income (Expense)

	Three Months Ended April 30,		Increase/	Percent
	2021	2020	(Decrease)	Change
	(dollars in thousands)
Interest and other income	$665	$130	$535	n/m
Floorplan interest expense	(418)	(1,152)	(734)	(63.7)%
Other interest expense	(1,104)	(966)	138	14.3%
    The increase in interest and other income was primarily due to the foreign currency remeasurement losses in Ukraine, resulting from a devaluation of the Ukrainian hryvnia in the first quarter of the prior year (fiscal 2021). Floorplan interest expense decreased 63.7% in the first quarter of fiscal 2022, as compared to the first quarter of fiscal 2021, due to lower borrowings on our line of credit and an overall lower interest rate environment.
Provision for Income Taxes

	Three Months Ended April 30,		Increase/	Percent
	2021	2020	(Decrease)	Change
	(dollars in thousands)
Provision for Income Taxes	$3,132	$886	$2,246	n/m
     Our effective tax rate was 22.9% and 28.1% for the three months ended April 30, 2021 and April 30, 2020. The effective tax rate for the three months ending April 30, 2021 was benefited by the vesting of share-based compensation. For the three months ending April 30, 2020, the effective tax rate benefited from a weakening hryvnia in our Ukrainian business but was offset by increased tax expense on the vesting of share-based compensation.
Segment Results
    Certain financial information for our Agriculture, Construction and International business segments is presented below. “Shared Resources” in the table below refers to the various unallocated income/(expense) items that we have retained at the general corporate level. Revenue between segments is immaterial.

	Three Months Ended April 30,		Increase/	Percent
	2021	2020	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$229,554	$193,627	$35,927	18.6%
Construction	68,608	60,114	8,494	14.1%
International	74,544	56,467	18,077	32.0%
Total	$372,706	$310,208	$62,498	20.1%

Income (Loss) Before Income Taxes
Agriculture	$11,224	$6,162	$5,062	82.1%
Construction	138	(2,873)	3,011	n/m
International	2,808	(280)	3,088	n/m
Segment income before income taxes	14,170	3,009	11,161	n/m
Shared Resources	(491)	139	(630)	n/m
Total	$13,679	$3,148	$10,531	n/m
Agriculture
    Agriculture segment revenue for the first quarter of fiscal 2022 increased 18.6% compared to the first quarter of fiscal 2021. The higher revenue was driven primarily by increased equipment demand due to higher commodity prices, higher recent net farm income, as well as current and prior year government support payments. Same-store sales of our Agriculture segment increased 15.3% for the first quarter of fiscal 2022 as compared to the first quarter of fiscal 2021. Additionally, our revenues were favorably impacted by the second quarter fiscal 2021 acquisition of the three HorizonWest locations.
    Agriculture segment income before income taxes was $11.2 million for the first quarter of fiscal 2022 compared to $6.2 million for the first quarter of fiscal 2021. Higher equipment revenue along with increased gross profit margin on equipment drove the increase in gross profit. Decreased inventory levels resulted in lower floorplan and other interest expense for the first quarter of fiscal 2022, as compared to the first quarter of fiscal 2021, which also contributed to the improvement in segment results.
Construction
    Construction segment revenue for the first quarter of fiscal 2022 increased 14.1% compared to the first quarter of fiscal 2021. The higher revenue was driven by increases in our equipment sales, as compared to the prior year’s first quarter. This increase was partially offset by the divestiture of our Phoenix and Tucson, Arizona stores in the fourth quarter of fiscal 2021 as well as lower rental and other revenue due to a smaller rental fleet. Same-store sales of our Construction segment increased 26.2% for the first quarter of fiscal 2022, as compared to the first quarter of fiscal 2021.
    Our Construction segment income before taxes was $0.1 million for the first quarter of fiscal 2022 compared to a loss of $2.9 million in the first quarter of fiscal 2021. The improvement in segment results was primarily due to increased construction activity as well as operational improvements within the segment. The segment also benefited from managed floorplan interest expense reductions in the first quarter of fiscal 2022 over the same quarter last year. The dollar utilization — which is calculated by dividing the rental revenue earned on our rental fleet by the average gross carrying value of our rental fleet (comprised of original equipment costs plus additional capitalized costs) for that period — of our rental fleet increased from 18.9% in the first quarter of fiscal 2021 to 19.2% in the first quarter of fiscal 2022.
International
    International segment revenue, for the first quarter of fiscal 2022 increased 32.0% compared to the first quarter of fiscal 2021. Higher segment revenue was driven by many of the same macroeconomic factors as the Agriculture segment, which have had a positive impact on equipment sales. Much of the farming footprint we serve is experiencing favorable growing conditions which has improved customer sentiment.
Our International segment income before income taxes was $2.8 million for the first quarter of fiscal 2022 compared to segment loss of $0.3 million for the same period last year. The increase in segment pre-tax income was primarily the result of increased equipment sales and equipment gross profit margin.

Shared Resources/Eliminations
We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate most of these net expenses to our segments. Since these allocations are set early in the year, and a portion is planned to be unallocated, unallocated balances may occur. Shared Resources loss before income taxes was $0.5 million for the first quarter of fiscal 2022 compared to income before income taxes of $0.1 million for the same period last year.
Non-GAAP Financial Measures
    To supplement net income and diluted earnings per share ("Diluted EPS"), both GAAP measures, we present adjusted net income and adjusted Diluted EPS, both non-GAAP measures, which include ERP transition costs for fiscal year 2021, impairment charges and foreign currency remeasurement in Ukraine resulting from valuation changes of the Ukrainian hryvnia. We believe that the presentation of adjusted net income and adjusted Diluted EPS is relevant and useful to our management and investors because it provides a measurement of earnings on activities that we consider to occur in the ordinary course of our business. Adjusted net income and adjusted Diluted EPS should be evaluated in addition to, and not considered a substitute for, or superior to, the most comparable GAAP measure. In addition, other companies may calculate these non-GAAP measures in a different manner, which may hinder comparability of our adjusted results with those of other companies.
    The following tables reconcile (i) net income, a GAAP measure, to adjusted net income and (ii) Diluted EPS, a GAAP measure, to adjusted Diluted EPS:

	Three Months Ended April 30,
	2021	2020
	(dollars in thousands, except per share data)
Adjusted Net Income
Net Income	$10,547	$2,262
Adjustments
ERP transition costs	—	721
Impairment of long-lived assets	—	216
Ukraine remeasurement (gain) / loss	(129)	765
Total Pre-Tax Adjustments	(129)	1,702
Less: Tax Effect of Adjustments (1)	—	580
Total Adjustments	(129)	1,122
Adjusted Net Income	$10,418	$3,384

Adjusted Diluted EPS
Diluted EPS	$0.47	$0.10
Adjustments (2)
ERP transition costs	—	0.03
Impairment charges	—	0.01
Ukraine remeasurement (gain) / loss	(0.01)	0.04
Total Pre-Tax Adjustments	(0.01)	0.08
Less: Tax Effect of Adjustments (1)	—	0.03
Total Adjustments	(0.01)	0.05
Adjusted Diluted EPS	$0.46	$0.15

(1) The tax effect of U.S. related adjustments was calculated using a 26% tax rate, determined based on a 21% federal statutory rate and a 5% blended state income tax rate. Included in the tax effect of the adjustments is the tax impact of foreign currency changes in Ukraine of $0.3 million for the three months ended April 30, 2020.
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
Equipment Inventory and Floorplan Payable Credit Facilities
    As of April 30, 2021, the Company had floorplan payable lines of credit for equipment purchases totaling $770.0 million, which is primarily comprised of a $450.0 million credit facility with CNH Industrial, a $185.0 million floorplan payable line under the Bank Syndicate Agreement, and a $60.0 million credit facility with DLL Finance.
    Our equipment inventory turnover increased from 1.6 times for the rolling 12 month period ended April 30, 2020 to 2.3 times for the rolling 12 month period ended April 30, 2021. The increase in equipment turnover was attributable to an increase in equipment sales and a decrease in average equipment inventory over the rolling 12 month period ended April 30, 2021 as compared to the same period ended April 30, 2020. Our equity in equipment inventory, which reflects the portion of our equipment inventory balance that is not financed by floorplan payables, decreased to 48.8% as of April 30, 2021 from 52.1% as of January 31, 2021. The decrease was due to more inventory being financed with non-interest bearing floorplan lines of credit.
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
    As of April 30, 2021, we were in compliance with the financial covenants under our CNH Industrial and DLL Finance credit agreements and we were not subject to the fixed charge coverage ratio covenant under the Bank Syndicate Agreement as our adjusted excess availability plus eligible cash collateral (as defined therein) was not less than 15% of the lesser of (i) aggregate borrowing base and (ii) maximum credit amount as of April 30, 2021. While not expected to occur, if anticipated operating results were to create the likelihood of a future covenant violation, we would expect to work with our lenders on an appropriate modification or amendment to our financing arrangements.
Cash Flow
Cash Flow Provided by (Used for) Operating Activities
    Net cash provided by operating activities was $27.0 million for the first three months of fiscal 2022, compared to net cash used for operating activities of $5.4 million for the first three months of fiscal 2021. The change in net cash provided by (used for) operating activities is primarily the result of an increase in net income and an increase in the amount of inventory financed with non-interest bearing floorplan lines of credit from manufacturers for the first three months of fiscal 2022.
    We evaluate our cash flow from operating activities net of all floorplan activity and maintaining a constant level of equity in our equipment inventory. Taking these adjustments into account, our adjusted cash flow provided by operating activities was $7.0 million for the first three months of fiscal 2022 compared to an adjusted cash flow used for operating activities of $3.6 million for the first three months of fiscal 2021. The change in adjusted cash flow provided by (used for) operating activities is primarily the result of an increase in net income and an increase in the amount of inventory financed with non-interest bearing floorplan lines of credit from manufacturers for the first three months of fiscal 2022. See the Adjusted Cash Flow Reconciliation below for a reconciliation of adjusted cash flow provided by (used for) operating activities to the GAAP measure of cash flow provided by (used for) operating activities.

Cash Flow Used for Investing Activities
    Net cash used for investing activities was $9.0 million for the first three months of fiscal 2022, compared to $5.1 million for the first three months of fiscal 2021. The increase in cash used for investing activities was primarily the result of an increase in property and equipment purchases as the Company bought out leased buildings and vehicles in the first three months of fiscal 2022.
Cash Flow Provided by (Used for) Financing Activities
    Net cash used for financing activities was $6.8 million for the first three months of fiscal 2022 compared to cash provided by financing activities of $17.7 million for the first three months of fiscal 2021. The decrease in cash provided by financing activities was primarily the result of a decrease in proceeds from non-manufacturer floorplan lines of credit partially offset by proceeds from long term debt borrowings in the first three months of fiscal 2022 compared to the same period last year.
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
    Our equity in equipment inventory decreased to 48.8% as of April 30, 2021 from 52.1% as of January 31, 2021, and decreased to 24.5% as of April 30, 2020 from 27.9% as of January 31, 2020.
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

	Net Cash Provided by (Used for) Operating Activities		Net Cash Provided by (Used for) Financing Activities
	Three Months Ended April 30, 2021	Three Months Ended April 30, 2020	Three Months Ended April 30, 2021	Three Months Ended April 30, 2020
	(in thousands)		(in thousands)
Cash Flow, As Reported	$26,956	$(5,442)	$(6,834)	$17,714
Adjustment for Non-Manufacturer Floorplan	(9,141)	18,781	9,141	(18,781)
Adjustment for Constant Equity in Equipment Inventory	(10,850)	(16,907)	—	—
Adjusted Cash Flow	$6,965	$(3,568)	$2,307	$(1,067)
Certain Information Concerning Off-Balance Sheet Arrangements
    As of April 30, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

FORWARD-LOOKING STATEMENTS
    The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Forward-looking statements are contained in this Quarterly Report on Form 10-Q, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in our Annual Report on Form 10-K for the year ended January 31, 2021, and in other materials filed or to be filed by the Company with the Securities and Exchange Commission (and included in oral statements or other written statements made or to be made by the Company).
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
Interest Rate Risk
    Exposure to changes in interest rates results from borrowing activities used to fund operations. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. We have both fixed and floating rate financing. Some of our floating rate credit facilities contain minimum rates of interest to be charged. Based upon our interest-bearing balances and interest rates as of April 30, 2021, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $0.5 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $0.5 million. At April 30, 2021, we had floorplan payables of $169.1 million, of which approximately $48.9 million was variable-rate floorplan payable and $120.2 million was non-interest bearing. In addition, at April 30, 2021, we had total long-term debt, including finance lease obligations, of $73.3 million, of which all was fixed rate debt.
Foreign Currency Exchange Rate Risk
    Our foreign currency exposures arise as the result of our foreign operations. We are exposed to transactional foreign currency exchange rate risk through our foreign entities’ holding assets and liabilities denominated in currencies other than their functional currency. In addition, the Company is exposed to foreign currency transaction risk as a result of certain intercompany financing transactions. The Company attempts to manage its transactional foreign currency exchange rate risk through the use of derivative financial instruments, primarily foreign exchange forward contracts, or through natural hedging instruments. Based upon balances and exchange rates as of April 30, 2021, holding other variables constant, we believe that a hypothetical 10% increase or decrease in all applicable foreign exchange rates would not have a material impact on our results of operations or cash flows. As of April 30, 2021, our Ukrainian subsidiary had $1.3 million of net monetary assets denominated in Ukrainian hryvnia ("UAH"). We have attempted to minimize our net monetary asset position in Ukraine through reducing overall asset levels in Ukraine and at times through borrowing in UAH which serves as a natural hedging instrument offsetting our net UAH denominated assets. At certain times, currency and payment controls imposed by the National Bank of Ukraine have limited our ability to manage our net monetary asset position.
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
ITEM 1A.             RISK FACTORS
    In addition to the other information set forth in this Quarterly Report, including the important information in “Forward-Looking Statements,” you should carefully consider the “Risk Factors” discussed in our Form 10-K for the fiscal year ended January 31, 2021, as filed with the Securities and Exchange Commission. Those factors, if they were to occur, could cause our actual results to differ materially from those expressed in our forward-looking statements in this report, and may materially adversely affect our financial condition or future results. Although we are not aware of any other factors, aside from those discussed in our Form 10-K, that we currently anticipate will cause our forward-looking statements to differ materially from our future actual results, or materially affect the Company’s financial condition or future results, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition and/or operating results.
ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.                DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.                MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.                OTHER INFORMATION
None.
ITEM 6.                EXHIBITS
Exhibits - See “Exhibit Index” on page immediately prior to signatures.

EXHIBIT INDEX
TITAN MACHINERY INC.
FORM 10-Q

No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended April 30, 2021, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	June 3, 2021
TITAN MACHINERY INC.

		By	/s/ Mark Kalvoda
Mark Kalvoda
Chief Financial Officer
(Principal Financial Officer)