Form 10-Q
period 2021-07-31
Titan Machinery Inc.
filed 2021-09-03
CIK 1409171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021
OR

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

As of August 30, 2021, 22,595,524 shares of Common Stock, $0.00001 par value, of the registrant were outstanding.

TITAN MACHINERY INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. — FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)

	July 31, 2021	January 31, 2021
Assets
Current Assets
Cash	$65,584	$78,990
Receivables, net of allowance for expected credit losses	82,068	69,109
Inventories	427,109	418,458
Prepaid expenses and other	20,684	13,677
Total current assets	595,445	580,234
Noncurrent Assets
Property and equipment, net of accumulated depreciation	162,657	147,165
Operating lease assets	66,934	74,445
Deferred income taxes	5,265	3,637
Goodwill	1,433	1,433
Intangible assets, net of accumulated amortization	6,558	7,785
Other	1,079	1,090
Total noncurrent assets	243,926	235,555
Total Assets	$839,371	$815,789

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$20,649	$20,045
Floorplan payable	185,549	161,835
Current maturities of long-term debt	5,455	4,591
Current operating lease liabilities	10,755	11,772
Deferred revenue	37,977	59,418
Accrued expenses and other	47,751	48,791
Income taxes payable	2,335	11,048
Total current liabilities	310,471	317,500
Long-Term Liabilities
Long-term debt, less current maturities	63,624	44,906
Operating lease liabilities	66,678	73,567
Other long-term liabilities	6,746	8,535
Total long-term liabilities	137,048	127,008
Commitments and Contingencies (Note 15)
Stockholders' Equity
Common stock, par value $.00001 per share, 45,000 shares authorized; 22,596 shares issued and outstanding at July 31, 2021; 22,553 shares issued and outstanding at January 31, 2021	—	—
Additional paid-in-capital	253,129	252,913
Retained earnings	138,665	116,869
Accumulated other comprehensive income	58	1,499
Total stockholders' equity	391,852	371,281
Total Liabilities and Stockholders' Equity	$839,371	$815,789
 See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Revenue
Equipment	$272,733	$202,654	$548,713	$421,159
Parts	65,317	61,454	127,942	118,068
Service	29,676	27,986	57,379	53,586
Rental and other	9,904	11,371	16,300	20,860
Total Revenue	377,630	303,465	750,334	613,673
Cost of Revenue
Equipment	240,332	180,231	484,008	377,278
Parts	46,089	43,032	90,529	82,649
Service	9,771	9,665	19,065	18,010
Rental and other	6,420	7,849	10,737	14,636
Total Cost of Revenue	302,612	240,777	604,339	492,573
Gross Profit	75,018	62,688	145,995	121,100
Operating Expenses	57,074	53,079	113,516	106,137
Impairment of Intangible and Long-Lived Assets	1,498	—	1,498	216
Income from Operations	16,446	9,609	30,981	14,747
Other Income (Expense)
Interest and other income	654	562	1,320	692
Floorplan interest expense	(350)	(901)	(768)	(2,054)
Other interest expense	(1,118)	(978)	(2,222)	(1,944)
Income Before Income Taxes	15,632	8,292	29,311	11,441
Provision for Income Taxes	4,383	1,892	7,515	2,779
Net Income	$11,249	$6,400	$21,796	$8,662

Earnings per Share:
Basic	$0.50	$0.28	$0.97	$0.39
Diluted	$0.50	$0.28	$0.97	$0.39

Weighted Average Common Shares:
Basic	22,261	22,118	22,209	22,068
Diluted	22,276	22,119	22,220	22,068

See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Net Income	$11,249	$6,400	$21,796	$8,662
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	937	778	(1,441)	250
Comprehensive Income	$12,186	$7,178	$20,355	$8,912

See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares Outstanding	Amount
BALANCE, January 31, 2020	22,335	$—	$250,607	$97,717	$(3,220)	$345,104
Cumulative-effect adjustment of adopting ASC 326, Financial Instruments - Credit Losses	—	—	—	(204)	—	(204)
Common stock issued on grant of restricted stock and exercise of stock options, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	(21)	—	(201)	—	—	(201)
Stock-based compensation expense	—	—	645	—	—	645
Net Income	—	—	—	2,262	—	2,262
Other comprehensive loss	—	—	—	—	(528)	(528)
BALANCE, April 30, 2020	22,314	—	251,051	99,775	(3,748)	347,078
Common stock issued on grant of restricted stock and exercise of stock options, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	239	—	—	—	—	—
Stock-based compensation expense	—	—	536	—	—	536
Net Income	—	—	—	6,400	—	6,400
Other comprehensive income	—	—	—	—	778	778
BALANCE, July 31, 2020	22,553	$—	$251,587	$106,175	$(2,970)	$354,792

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares Outstanding	Amount
BALANCE, January 31, 2021	22,553	$—	$252,913	$116,869	$1,499	$371,281
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	(33)	—	(975)	—	—	(975)
Stock-based compensation expense	—	—	609	—	—	609
Net income	—	—	—	10,547	—	10,547
Other comprehensive loss	—	—	—	—	(2,379)	(2,379)
BALANCE, April 30, 2021	22,520	—	252,547	127,416	(880)	379,083
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	76	—	(2)	—	—	(2)
Stock-based compensation expense	—	—	584	—	—	584
Net income	—	—	—	11,249	—	11,249
Other comprehensive income	—	—	—	—	938	938
BALANCE, July 31, 2021	22,596	$—	$253,129	$138,665	$58	$391,852
See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended July 31,
	2021	2020
Operating Activities
Net income	$21,796	$8,662
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation and amortization	10,602	11,286
Impairment	1,498	216
Deferred income taxes	(1,645)	(944)
Stock-based compensation expense	1,193	1,181
Noncash interest expense	110	75
Noncash lease expense	5,073	5,717
Other, net	162	(368)
Changes in assets and liabilities
Receivables, prepaid expenses and other assets	(12,384)	3,347
Inventories	(17,166)	31,885
Manufacturer floorplan payable	56,436	(26,726)
Accounts payable, deferred revenue, accrued expenses and other and other long-term liabilities	(31,627)	(15,140)
Operating lease liabilities	(5,487)	(6,156)
Net Cash Provided by (Used for) Operating Activities	28,561	13,035
Investing Activities
Rental fleet purchases	(8,946)	(6,001)
Property and equipment purchases (excluding rental fleet)	(10,888)	(4,472)
Proceeds from sale of property and equipment	420	489
Acquisition consideration, net of cash acquired	—	(6,790)
Other, net	12	(20)
Net Cash Used for Investing Activities	(19,402)	(16,794)
Financing Activities
Net change in non-manufacturer floorplan payable	(22,731)	7,229
Proceeds from long-term debt borrowings	6,451	1,112
Principal payments on long-term debt and finance leases	(5,117)	(2,952)
Payment of debt issuance costs	—	(670)
Other, net	(976)	(200)
Net Cash Provided by (Used for) Financing Activities	(22,373)	4,519
Effect of Exchange Rate Changes on Cash	(192)	3
Net Change in Cash	(13,406)	763
Cash at Beginning of Period	78,990	43,721
Cash at End of Period	$65,584	$44,484
Supplemental Disclosures of Cash Flow Information
Cash paid during the period
Income taxes, net of refunds	$17,378	$(228)
Interest	$2,797	$4,103
Supplemental Disclosures of Noncash Investing and Financing Activities
Net property and equipment financed with long-term debt, finance leases, accounts payable and accrued liabilities	$9,014	$4,645
Long-term debt to acquire finance leases	$7,454	$—
Net transfer of assets from (to) property and equipment to (from) inventories	$1,269	$319

See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
    The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The quarterly operating results for Titan Machinery Inc. (the “Company”) are subject to fluctuation due to varying weather patterns, which may impact the timing and amount of equipment purchases, rentals, and after-sales parts and service purchases by the Company’s Agriculture, Construction and International customers. Therefore, operating results for the six-month period ended July 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2022. The information contained in the consolidated balance sheet as of January 31, 2021 was derived from the audited consolidated financial statements of the Company for the fiscal year then ended. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021 as filed with the SEC.
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
Impact of the COVID-19 Pandemic
    In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, and the President of the United States declared the COVID-19 outbreak as a national emergency. The nature of COVID-19 led to worldwide shutdowns and halting of commercial and interpersonal activity as governments imposed regulations in efforts to control the spread of the pandemic, such as shelter-in-place orders and quarantines. The Company's products and services were determined to be essential in the markets we serve and accordingly operations have been allowed to continue throughout the pandemic. The extent and duration of the COVID-19 impact, on the operations and financial position of the Company and on the global economy, is uncertain. Uncertainty remains regarding emerging variant strains of COVID-19, and regarding the length of time it will take for the COVID-19 pandemic to subside.We will continue to take action as necessary as the health and safety of our employees and customers remain our top priority.
Some of the Company's supply vendors are facing production, supply chain and staffing challenges as they work to achieve production capacity and lead times consistent with pre-pandemic levels. As a result, the Company has experienced some disruptions and delays on delivery of certain inventory. The Company has assessed the impacts of the COVID-19 pandemic on its results of operations for the three and six months ended July 31, 2021 and 2020, and although there have been logistical and other challenges, no material adverse impacts were identified.
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
NOTE 2 - EARNINGS PER SHARE
    The following table sets forth the calculation of basic and diluted Earnings Per Share (EPS):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(in thousands, except per share data)
Numerator:
Net income	$11,249	$6,400	$21,796	$8,662
Allocation to participating securities	(156)	(101)	(334)	(129)
Net income attributable to Titan Machinery Inc. common stockholders	$11,093	$6,299	$21,462	$8,533
Denominator:
Basic weighted-average common shares outstanding	22,261	22,118	22,209	22,068
Plus: incremental shares from vesting of restricted stock units	15	1	11	—
Diluted weighted-average common shares outstanding	22,276	22,119	22,220	22,068

Earnings Per Share:
Basic	$0.50	$0.28	$0.97	$0.39
Diluted	$0.50	$0.28	$0.97	$0.39

NOTE 3 - REVENUE
    Revenues are recognized when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration we expect to collect in exchange for those goods or services. Sales, value added and other taxes collected from our customers concurrent with our revenue activities are excluded from revenue.
    The following tables present our revenue disaggregated by revenue source and segment:

	Three Months Ended July 31, 2021				Three Months Ended July 31, 2020
	Agriculture	Construction	International	Total	Agriculture	Construction	International	Total
	(in thousands)				(in thousands)
Equipment	$156,408	$54,020	$62,305	$272,733	$110,601	$48,478	$43,575	$202,654
Parts	40,742	11,928	12,647	65,317	37,470	13,016	10,968	61,454
Service	21,150	6,585	1,941	29,676	19,429	6,806	1,751	27,986
Other	758	490	188	1,436	829	725	119	1,673
Revenue from contracts with customers	219,058	73,023	77,081	369,162	168,329	69,025	56,413	293,767
Rental	306	7,920	242	8,468	743	8,694	261	9,698
Total revenues	$219,364	$80,943	$77,323	$377,630	$169,072	$77,719	$56,674	$303,465

	Six Months Ended July 31, 2021				Six Months Ended July 31, 2020
	Agriculture	Construction	International	Total	Agriculture	Construction	International	Total
	(in thousands)				(in thousands)
Equipment	$325,664	$98,832	$124,217	$548,713	$250,349	$82,732	$88,078	$421,159
Parts	80,425	24,036	23,481	127,942	72,550	24,476	21,042	118,068
Service	40,904	12,954	3,521	57,379	37,150	13,017	3,419	53,586
Other	1,478	855	281	2,614	1,562	1,243	223	3,028
Revenue from contracts with customers	448,471	136,677	151,500	736,648	361,611	121,468	112,762	595,841
Rental	444	12,873	369	13,686	1,089	16,365	378	17,832
Total revenues	$448,915	$149,550	$151,869	$750,334	$362,700	$137,833	$113,140	$613,673
Unbilled Receivables and Deferred Revenue
    Unbilled receivables from contracts with customers amounted to $20.1 million and $12.9 million as of July 31, 2021 and January 31, 2021. The increase in unbilled receivables is primarily the result of a seasonal increase in the volume of our service transactions in which we recognize revenue as our work is performed and prior to customer invoicing.
    Deferred revenue from contracts with customers amounted to $37.1 million and $57.7 million as of July 31, 2021 and January 31, 2021. Our deferred revenue most often increases in the fourth quarter of each fiscal year due to a higher level of customer down payments or prepayments and longer time periods between customer payment and delivery of the equipment asset, and the related recognition of equipment revenue, prior to its seasonal use. During the six months ended July 31, 2021 and 2020, the Company recognized $50.8 million and $37.0 million, respectively, of revenue that was included in the deferred revenue balance as of January 31, 2021 and January 31, 2020, respectively. No material amount of revenue was recognized during the six months ended July 31, 2021 and 2020 from performance obligations satisfied in previous periods.
    The Company has elected as a practical expedient to not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of service of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for parts installed and services performed. The contracts for which the practical expedient has been applied include (i) equipment revenue transactions, which do not have a stated contractual term but are short-term in nature, and (ii) service revenue transactions, which also do not have a stated contractual term but are generally completed within 30 days. For such service contracts we recognize revenue over time at the amount to which we have the right to invoice for services completed to date.
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

	July 31, 2021	January 31, 2021
	(in thousands)
Trade and unbilled receivables from contracts with customers
Trade receivables due from customers	$35,859	$31,664
Unbilled receivables	20,050	12,909
Less allowance for expected credit losses	2,721	2,994
	53,188	41,579

Trade receivables due from finance companies	14,491	14,133

Trade and unbilled receivables from rental contracts
Trade receivables	5,034	4,329
Unbilled receivables	924	520
Less allowance for expected credit losses	1,843	1,939
	4,115	2,910
Other receivables
Due from manufacturers	8,642	8,720
Other	1,632	1,767
	10,274	10,487
Receivables, net of allowance for expected credit losses	$82,068	$69,109

    Following is a summary of allowance for credit losses on trade and unbilled accounts receivable by segment:

	Agriculture	Construction	International	Total
	(in thousands)
Balance at January 31, 2021	$228	$1,074	$1,690	$2,992
Current expected credit loss provision	30	68	(2)	96
Write-offs charged against allowance	17	84	38	139
Credit loss recoveries collected	—	4	—	4
Foreign exchange impact	—	—	(50)	(50)
Balance at April 30, 2021	241	1,062	1,600	2,903
Current expected credit loss provision	84	50	(225)	(91)
Write-offs charged against allowance	33	64	21	118
Credit loss recoveries collected	7	1	—	8
Foreign exchange impact	—	—	19	19
Balance at July 31, 2021	$299	$1,049	$1,373	$2,721

	Agriculture	Construction	International	Total
	(in thousands)
Balance at February 1, 2020	$181	$1,016	$1,746	$2,943
Current expected credit loss provision	14	113	226	353
Write-offs charged against allowance	5	71	133	209
Credit loss recoveries collected	40	4	6	50
Foreign exchange impact	—	—	(29)	(29)
Balance at April 30, 2020	230	1,062	1,816	3,108
Current expected credit loss provision	16	95	265	376
Write-offs charged against allowance	47	78	98	223
Credit loss recoveries collected	9	—	—	9
Foreign exchange impact	—	—	23	23
Balance at July 31, 2020	$208	$1,079	$2,006	$3,293
    The following table presents impairment losses (recoveries) on receivables arising from sales contracts with customers and receivables arising from rental contracts:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(in thousands)
Impairment losses (recoveries) on:
Receivables from sales contracts	$222	$377	$320	$520
Receivables from rental contracts	3	13	(30)	151
	$225	$390	$290	$671

NOTE 5 - INVENTORIES

	July 31, 2021	January 31, 2021
	(in thousands)
New equipment	$238,116	$206,683
Used equipment	97,390	131,369
Parts and attachments	89,616	78,982
Work in process	1,987	1,424
	$427,109	$418,458

NOTE 6 - PROPERTY AND EQUIPMENT

	July 31, 2021	January 31, 2021
	(in thousands)
Rental fleet equipment	$82,695	$77,530
Machinery and equipment	23,410	23,354
Vehicles	57,638	55,884
Furniture and fixtures	43,294	43,678
Land, buildings, and leasehold improvements	103,062	90,730
	310,099	291,176
Less accumulated depreciation	147,442	144,011
	$162,657	$147,165
    The Company reviews its long-lived assets for potential impairment whenever events or circumstances indicate that the carrying value of the long-lived asset (or asset group) may not be recoverable. During the three months ended July 31, 2021, the Company determined that a current period operating loss combined with historical losses of a certain business unit indicated that the long-lived asset group may not be recoverable. The Company performed an impairment assessment of this asset group and as a result an impairment charge of $0.4 million was recognized within its International segment for the three months ended July 31, 2021. The Company did not have any impairment charges for the three months ended July 31, 2020. For the six months ended July 31, 2021 and July 31, 2020, the Company recognized an impairment charge of $0.4 million and $0.2 million, respectively.
NOTE 7 - INTANGIBLE ASSETS
Indefinite-Lived Intangible Assets
    The Company's indefinite-lived intangible assets consist of distribution rights assets. The following is a summary of the changes in indefinite-lived intangible assets, by segment, for the six months ended July 31, 2021:

	Agriculture	Construction	International	Total
	(in thousands)
January 31, 2021	$6,265	$72	$1,161	$7,498
Foreign currency translation	—	—	(22)	(22)
Impairment	—	—	(1,139)	(1,139)
July 31, 2021	$6,265	$72	$—	$6,337
    The Company performs at least an annual impairment testing of its indefinite-lived distribution rights intangible assets and, due to ongoing losses, an interim test was completed during the three months ended July 31, 2021 for our German distribution rights asset. Under the impairment test, the fair value of distribution rights intangible assets is estimated based on a multi-period excess earnings model, an income approach. This model allocates future estimated earnings of the store/complex amongst working capital, fixed assets and other intangible assets of the store/complex and any remaining earnings (the "excess earnings") are allocated to the distribution rights intangible assets. The earnings allocated to the distribution rights are then discounted to arrive at the present value of the future estimated excess earnings, which represents the estimated fair value of the distribution rights intangible asset. The discount rate applied reflects the Company's estimate of the weighted-average cost of capital of comparable companies plus an additional risk premium to reflect the additional risk inherent in the distribution rights asset.

    The results of the Company's impairment testing for the German distribution rights intangible asset for the three months ended July 31, 2021, indicated that the estimated fair value of the tested distribution rights was below the carrying value of the asset, thus requiring an impairment to be recognized. Impairment charges of $1.1 million were recognized for the three and six months ended July 31, 2021 and included in Impairment of Intangible and Long-Lived Assets in the condensed consolidated statements of operations. This impairment removed all remaining indefinite-lived intangible assets from the balance sheet of the German reporting unit. The impairment charges arose as the result of lowered expectations of the future financial performance of this reporting unit. There were no indefinite-lived intangible impairment charges for the three and six months ended July 31, 2020.
NOTE 8 - FLOORPLAN PAYABLE/LINES OF CREDIT
    On April 3, 2020, the Company entered into a Third Amended and Restated Credit Agreement (the "Bank Syndicate Agreement") with a group of banks that amended and restated the Company's prior $200.0 million credit facility, dated October 28, 2015. The Bank Syndicate Agreement provides for a secured credit facility in an amount up to $250.0 million, consisting of a $185.0 million floorplan facility (the "Floorplan Loan") and a $65.0 million operating line (the "Revolver Loan"), and changed the interest rates as compared to the prior credit facility, amongst other things. The amounts available under the Bank Syndicate Agreement are subject to borrowing base calculations and reduced by outstanding standby letters of credit and certain reserves. The Bank Syndicate Agreement includes a variable interest rate on outstanding balances, charges a 0.25% non-usage fee on the average monthly unused amount, and requires monthly payments of accrued interest. The Company elects at the time of any advance to choose a Base Rate Loan or a LIBOR Rate Loan. The LIBOR Rate is based upon one month, two month, or three month LIBOR, as chosen by the Company, but in no event shall the LIBOR Rate be less than zero. The Base Rate is the greater of (a) the prime rate of interest announced, from time to time, by Bank of America, (b) the Federal Funds Rate plus 0.5%, or (c) one month LIBOR plus 1%, but in no event shall the Base Rate be less than zero. The effective interest rate on the Company's borrowings is then calculated by adding an applicable margin to the LIBOR Rate or Base Rate. The applicable margin is determined based on excess availability under the Bank Syndicate Agreement and ranges from 0.5% to 1.0% for Base Rate Loans and 1.5% to 2.0% for LIBOR Rate Loans.
    On June 4, 2021, the Bank Syndicate Agreement was amended to add a benchmark replacement reference rate when the LIBOR Rate is no longer published. The identified replacement reference rate is the secured overnight financing rate (SOFR).The benchmark transition event will occur at the earliest of (i) the date all available Tenors of LIBOR have been permanently ceased to be reported, (ii) June 30, 2023, or (iii) any agreement by the banks party to the Bank Syndicate agreement and the Company to replace the LIBOR Rate. The SOFR rate is based upon one month, two month, three month, six month, and 12 month SOFR plus between 11.4 basis points and 71.5 basis points depending on the available tenor used. In no event shall the SOFR Rate be less than zero. The applicable margin rate is the same as outlined above for the LIBOR Rate Loans. The Company does not believe implementation of this new benchmark rate will have a material effect on its results of operations. In addition, the amendment reduced the current floor of the LIBOR Rate from 0.5% to 0.0%
    The Bank Syndicate Agreement does not obligate the Company to maintain financial covenants, except in the event that excess availability (as defined in the Bank Syndicate Agreement) is less than 15% of the lower of the borrowing base or the size of the maximum credit line, at which point the Company is required to maintain a fixed charge coverage ratio of at least 1.10:1.00. The Bank Syndicate Agreement includes various restrictions on the Company and its subsidiaries’ activities, including, under certain conditions, limitations on the Company’s ability to make certain cash payments including cash dividends and stock repurchases, issuance of equity instruments, acquisitions and divestitures, and entering into new indebtedness transactions. The Bank Syndicate Agreement matures on April 3, 2025.
    The Floorplan Loan under the Bank Syndicate Agreement is used to finance equipment inventory purchases. Amounts outstanding are recorded as floorplan payable, within current liabilities on the consolidated balance sheets as the Company intends to repay amounts borrowed within one year.
    The Revolver Loan under the Bank Syndicate Agreement is used to finance rental fleet equipment and for general working capital requirements of the Company. Amounts outstanding are recorded as long-term debt, within long-term liabilities on the consolidated balance sheets, as the Company does not intend or have the obligation to repay amounts borrowed within one year.
    As of July 31, 2021, the Company had floorplan lines of credit totaling $771.0 million, which is primarily comprised of three significant floorplan lines of credit: (i) a $450.0 million credit facility with CNH Industrial, (ii) a $185.0 million line of credit under the Bank Syndicate Agreement, and (iii) a $60.0 million credit facility with DLL Finance LLC.
    In August 2021, the Company entered into an amendment to the credit facility with DLL Finance LLC. The amendment reduced the available borrowings under this facility from $60.0 million to $50.0 million, increased the variable interest rate on outstanding balances from three-month LIBOR plus an applicable margin of 2.85% per annum to three-month

LIBOR plus an applicable margin of 3.0% per annum, and eliminated the 0.15% non-utilization fee. DLL Finance LLC may terminate the facility in its sole discretion at any time.
    As of July 31, 2021 and January 31, 2021, the Company's outstanding balances of floorplan lines of credit consisted of the following:

	July 31, 2021	January 31, 2021
	(in thousands)
CNH Industrial	$133,481	$86,792
DLL Finance	9,984	10,667
Other outstanding balances with manufacturers and non-manufacturers	42,084	64,376
	$185,549	$161,835
    As of July 31, 2021 and January 31, 2021, the U.S. floorplan payables were generally all non-interest bearing. As of July 31, 2021, foreign floorplan payables carried various interest rates primarily ranging from 1.40% to 4.79%, compared to a range of 1.40% to 4.82% as of January 31, 2021. As of July 31, 2021 and January 31, 2021, $148.7 million and $98.8 million, respectively, of outstanding floorplan payables were non-interest bearing. As of July 31, 2021, the Company had a compensating balance arrangement under one of its foreign floorplan credit facilities, which requires a minimum cash deposit to be maintained with the lender in the amount of $5.0 million for the term of the credit facility.
NOTE 9 - LONG TERM DEBT
    The following is a summary of long-term debt as of July 31, 2021 and January 31, 2021:

Description	Maturity Dates	Interest Rates	July 31, 2021	January 31, 2021
			(in thousands)
Mortgage loans, secured	Various through May 2039	2.1% to 5.1%	$42,734	$22,916
Sale-leaseback financing obligations	Various through December 2030	3.4% to 10.3%	15,834	16,505
Vehicle loans, secured	Various through June 2026	1.7% to 3.9%	10,511	9,999
Other	January 2021	2.6%	—	77
Total debt			69,079	49,497
Less: current maturities			5,455	4,591
Long-term debt, net			$63,624	$44,906
The Company purchased buildings and real estate assets of eleven of its U.S. dealer locations in the first quarter of fiscal 2022 and financed these purchases with long term debt of $17.7 million. These dealer locations were previously leased from third party lessors.
NOTE 10 - DERIVATIVE INSTRUMENTS
    The Company holds derivative instruments for the purpose of minimizing exposure to fluctuations in foreign currency exchange rates to which the Company is exposed in the normal course of its operations.
    The Company uses foreign currency forward contracts to hedge the effects of fluctuations in exchange rates on outstanding intercompany loans. The Company does not formally designate and document such derivative instruments as hedging instruments; however, the instruments are an effective economic hedge of the underlying foreign currency exposure. Both the gain or loss on the derivative instrument and the offsetting gain or loss on the underlying intercompany loan are recognized in earnings immediately, thereby eliminating or reducing the impact of foreign currency exchange rate fluctuations on net income. The Company's foreign currency forward contracts generally have three-month maturities, maturing on the last day of each fiscal quarter. The notional value of outstanding foreign currency contracts as of January 31, 2021 was $8.0 million. There were no outstanding foreign currency contracts as of July 31, 2021.
    As of January 31, 2021, the fair value of the Company's outstanding derivative instruments was not material. Derivative instruments recognized as assets are recorded in prepaid expenses and other in the condensed consolidated balance sheets, and derivative instruments recognized as liabilities are recorded in accrued expenses and other in the condensed consolidated balance sheets.
    The following table sets forth the gains and losses recognized in income from the Company’s derivative instruments for the six months ended July 31, 2021 and 2020. Gains and losses are recognized in Interest and other income in the consolidated statements of operations:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(in thousands)
Foreign currency contract gain (loss)	$192	$202	$(159)	$189
NOTE 11 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
    The following is a summary of the changes in accumulated other comprehensive income (loss), by component, for the periods ended July 31, 2021 and July 31, 2020:

	Foreign Currency Translation Adjustment	Net Investment Hedging Gain	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, January 31, 2021	$(1,212)	$2,711	$1,499
Other comprehensive loss	(2,379)	—	(2,379)
Balance, April 30, 2021	(3,591)	2,711	(880)
Other comprehensive income	938	—	938
Balance, July 31, 2021	$(2,653)	$2,711	$58

	Foreign Currency Translation Adjustment	Net Investment Hedging Gain	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, January 31, 2020	$(5,931)	$2,711	$(3,220)
Other comprehensive loss	(528)	—	(528)
Balance, April 30, 2020	(6,459)	2,711	(3,748)
Other comprehensive income	778	—	778
Balance, July 31, 2020	$(5,681)	$2,711	$(2,970)
NOTE 12 - LEASES
As Lessee
    The Company, as lessee, leases certain of its dealership locations, office space, equipment and vehicles under operating and financing classified leasing arrangements. The Company has elected to not record leases with a lease term at commencement of 12 months or less on the consolidated balance sheet; these leases are expensed on a straight-line basis over the lease term. Many real estate lease agreements require the Company to pay the real estate taxes on the properties during the lease term and require that the Company maintain property insurance on each of the leased premises. These payments are deemed to be variable lease payments as the amounts may change during the term of the lease. Certain leases include renewal options that can extend the lease term for periods of one to ten years. Most real estate leases grant the Company a right of first refusal or other options to purchase the real estate, generally at fair market value, either during the lease term or at its conclusion. In most cases, the Company has not included these renewal and purchase options within the measurement of the right-of-use asset and lease liability. Most often, the Company cannot readily determine the interest rate implicit in the lease and thus applies its incremental borrowing rate to capitalize the right-of-use asset and lease liability. The Company estimates its incremental borrowing rate by incorporating considerations of lease term, asset class and lease currency and geographical market. The Company's lease agreements do not contain any material non-lease components, residual value guarantees or material restrictive covenants.
    The Company subleases a small number of real estate assets to third-parties, primarily dealership locations for which it has ceased operations. All sublease arrangements are classified as operating leases.

    The components of lease expense were as follows:

		Three Months Ended July 31,		Six Months Ended July 31,
	Classification	2021	2020	2021	2020
		(in thousands)		(in thousands)
Finance lease cost:
Amortization of leased assets	Operating expenses	$243	$389	$688	$781
Interest on lease liabilities	Other interest expense	64	117	152	242
Operating lease cost	Operating expenses and rental and other cost of revenue	3,735	4,325	7,501	8,788
Short-term lease cost	Operating expenses	66	110	132	190
Variable lease cost	Operating expenses	639	735	1,252	1,370
Sublease income	Interest and other income	(219)	(131)	(416)	(283)
		$4,528	$5,545	$9,309	$11,088
    Right-of-use lease assets and lease liabilities consist of the following:

	Classification	July 31, 2021	January 31, 2021
		(in thousands)
Assets
Operating lease assets	Operating lease assets	$66,934	$74,445
Finance lease assets(a)	Property and equipment, net of accumulated depreciation	3,094	12,426
Total leased assets		$70,028	$86,871
Liabilities
Current
Operating	Current operating lease liabilities	$10,755	$11,772
Finance	Accrued expenses and other	851	9,823
Noncurrent
Operating	Operating lease liabilities	66,678	73,567
Finance	Other long-term liabilities	2,288	2,911
Total lease liabilities		$80,572	$98,073

(a)Finance lease assets are recorded net of accumulated amortization of $1.7 million as of July 31, 2021 and $3.0 million as of January 31, 2021.
    Maturities of lease liabilities as of July 31, 2021 are as follows:

	Operating	Finance
	Leases	Leases	Total
Fiscal Year Ended January 31,	(in thousands)
2022 (remainder)	$7,688	$553	$8,241
2023	14,527	928	15,455
2024	13,572	607	14,179
2025	13,033	525	13,558
2026	12,955	384	13,339
2027	12,212	351	12,563
Thereafter	21,026	774	21,800
Total lease payments	95,013	4,122	99,135
Less: Interest	17,580	983	18,563
Present value of lease liabilities	$77,433	$3,139	$80,572
    The weighted-average lease term and discount rate as of July 31, 2021 are as follows:

July 31, 2021
Weighted-average remaining lease term (years):
Operating leases	6.9
Financing leases	5.7
Weighted-average discount rate:
Operating leases	6.1%
Financing leases	8.8%

As Lessor
    The Company rents equipment to customers, primarily in the Construction segment, on a short-term basis. Our rental arrangements generally do not include minimum, noncancellable periods as the lessee is entitled to cancel the arrangement at any time. Most often, our rental arrangements extend for periods ranging from a few days to a few months. We maintain a fleet of dedicated rental assets within our Construction segment and, within all segments, we may also provide short-term rentals of certain equipment inventory assets. Some rental arrangements may include rent-to-purchase options whereby customers are given a period of time to exercise an option to purchase the related equipment at an established price with any rental payments paid applied to reduce the purchase price.
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
    Revenue generated from leasing activities is disclosed, by segment, in Note 3. The following is the balance of our dedicated rental fleet assets, included in Property and equipment, net of accumulated depreciation in the consolidated balance sheet, of our Construction segment as of July 31, 2021 and January 31, 2021:

	July 31, 2021	January 31, 2021
	(in thousands)
Rental fleet equipment	$82,695	$77,530
Less accumulated depreciation	28,373	28,916
	$54,322	$48,614
NOTE 13 - FAIR VALUE MEASUREMENTS
    As of July 31, 2021 and January 31, 2021, the fair value of the Company's foreign currency contracts, which are either assets or liabilities measured at fair value on a recurring basis, was not material. These foreign currency contracts were valued using a discounted cash flow analysis, which is an income approach, utilizing readily observable market data as inputs, which is classified as a Level 2 fair value measurement.
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
    The Company also has financial instruments that are not recorded at fair value in the consolidated balance sheets, including cash, receivables, payables and long-term debt. The carrying amounts of these financial instruments approximated their fair values as of July 31, 2021 and January 31, 2021. Fair value of these financial instruments was estimated based on Level 2 fair value inputs. The estimated fair value of the Company's Level 2 long-term debt, which is provided for disclosure purposes only, is as follows:

	July 31, 2021	January 31, 2021
	(in thousands)
Carrying amount	53,245	32,992
Fair value	54,600	34,185

NOTE 14 - INCOME TAXES
    Our effective tax rate was 28.0% and 22.8% for the three months ended July 31, 2021 and 2020, respectively and was 25.6% and 24.3% for the six months ended July 31, 2021 and 2020, respectively. The effective tax rate for the six months ended July 31, 2021 was benefited by the vesting of share-based compensation but was offset by the recognition of a valuation allowance on certain of our foreign deferred tax assets including recording a valuation allowance on the remaining deferred tax assets of our Germany entity. For the six months ended July 31, 2020, the effective tax rate benefited from a weakening Ukrainian currency but was offset by increased tax expense on the vesting of share-based compensation.
NOTE 15 - BUSINESS COMBINATIONS
Fiscal 2021
    On May 4, 2020, the Company acquired certain assets of HorizonWest Inc. This acquired CaseIH agriculture dealership complex consisted of three agriculture equipment stores in Scottsbluff and Sidney, Nebraska and Torrington, Wyoming, which expanded the Company's agriculture presence in Nebraska and into Wyoming. The total consideration paid for the acquired business was $6.8 million in cash.
    In connection with the acquisition, the Company acquired from CNH Industrial and certain other manufacturers equipment and parts inventory previously owned by HorizonWest Inc. Upon acquiring those inventories, the Company was offered floorplan financing by the manufacturer. In total, the Company acquired inventory and recognized a corresponding financing liability of $2.7 million. The recognition of these inventories and the associated financing liabilities are not included as part of the accounting for the business combination.
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
    The recognition of goodwill in the above business combination arose from the acquisition of an assembled workforce and anticipated synergies expected to be realized. For the business combination occurring during the twelve months ended January 31, 2021, the Company recognized a non-competition intangible asset of $0.1 million and a distribution rights intangible asset of $0.2 million. The non-competition asset will be amortized over periods ranging from three to five years. The distribution rights assets are indefinite-lived intangible assets not subject to amortization. The Company estimated the fair value of the intangible assets using a multi-period excess earnings model, which is an income approach. Acquisition related costs were not material for the fiscal year ended January 31, 2021, and have been expensed as incurred and recognized as operating expenses in the consolidated statements of operations.
NOTE 16 - CONTINGENCIES
    The Company is engaged in legal proceedings incidental to the normal course of business. Due to their nature, such legal proceedings involve inherent uncertainties, including but not limited to, court rulings, negotiations between affected parties and governmental intervention. Based upon the information available to the Company and discussions with legal counsel, it is the Company's opinion that the outcome of these various legal actions and claims will not have a material impact on it's financial position, results of operations or cash flows. These matters, however, are subject to many uncertainties, and the outcome of any matter is not predictable.
NOTE 17 - SEGMENT INFORMATION
    The Company has three reportable segments: Agriculture, Construction and International. Revenue between segments is immaterial. The Company retains various unallocated income/(expense) items and assets at the general corporate level, which the Company refers to as “Shared Resources” in the table below. Shared Resources assets primarily consist of cash and property and equipment.
    Certain financial information for each of the Company’s business segments is set forth below.

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Revenue
Agriculture	$219,364	$169,072	$448,915	$362,700
Construction	80,943	77,719	149,550	137,833
International	77,323	56,674	151,869	113,140
Total	$377,630	$303,465	$750,334	$613,673

Income (Loss) Before Income Taxes
Agriculture	$12,067	$6,752	$23,292	$12,914
Construction	2,815	1,375	2,953	(1,498)
International	430	(432)	3,238	(711)
Segment income before income taxes	15,312	7,695	29,483	10,705
Shared Resources	320	597	(172)	736
Total	$15,632	$8,292	$29,311	$11,441

	July 31, 2021	January 31, 2021
	(in thousands)
Total Assets
Agriculture	$380,000	$349,697
Construction	191,908	185,534
International	182,187	177,213
Segment assets	754,095	712,444
Shared Resources	85,276	103,345
Total	$839,371	$815,789

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report, and the audited consolidated financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021.
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
    Demand for agricultural equipment and, to a lesser extent, parts and service support, are impacted by agricultural commodity prices and net farm income. Based on February 2021 U.S. Department of Agriculture publications, the estimate of net farm income for calendar year 2021 indicated an approximate 8.1% decrease as compared to calendar year 2020, and an approximate 45.7% increase in net farm income for calendar year 2020 as compared to calendar year 2019. Certain areas of our North American Agriculture footprint have been impacted by a drought in recent months and this may reduce demand for parts and service support in upcoming quarters.
    For the second quarter of fiscal 2022, our net income was $11.2 million, or $0.50 per diluted share, compared to a fiscal 2021 second quarter net income of $6.4 million, or $0.28 per diluted share. Our adjusted diluted earnings per share was $0.57 for the second quarter of fiscal 2022, compared to $0.29 for the second quarter of fiscal 2021. See the Non-GAAP Financial Measures section below for a reconciliation of adjusted diluted earnings per share to diluted earnings per share, the most comparable GAAP financial measure. Significant factors impacting the quarterly comparisons were:
•Revenue in the second quarter of fiscal 2022 increased compared to the second quarter of fiscal 2021. All three segments recognized an increase in revenue from the prior year. Total same store sales increased 27.0% compared to the prior year second quarter.
•Gross profit in the second quarter of fiscal 2022 increased 19.7% compared to the second quarter of fiscal 2021. The increase in gross profit was primarily the result of strong equipment sales and equipment gross profit margins that increased to 11.9% in the second quarter of fiscal 2022 from 11.1% in the second quarter of fiscal 2021.
•Intangible and long-lived asset impairments in the second quarter of fiscal 2022 were $1.5 million compared to no impairment in the second quarter of fiscal 2021. The increase was attributable to the impairment of certain intangible and long-lived assets in one of our International reporting units.
•Floorplan and other interest expense decreased a combined 21.9% in the second quarter of fiscal 2022, as compared to the second quarter last year, due to lower borrowings.
Impact of the COVID-19 Pandemic on the Company
    As discussed in note 1 to our condensed consolidated financial statements, the COVID-19 pandemic has significantly disrupted supply chains and business around the world. Uncertainty remains regarding the emerging variant strains of COVID-19 and regarding the length of time it will take for the COVID-19 pandemic to subside, including the time it will take for vaccines to be broadly distributed and accepted in the United States and the rest of the world, and the effectiveness of those vaccines in slowing or stopping the spread of COVID-19 and mitigating the economic effects of the pandemic.
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

    Some of the Company's supply vendors are facing production, supply chain and staffing challenges as they work to achieve production capacity and lead times consistent with pre-pandemic levels. As a result, the Company has experienced some disruptions and delays on delivery of certain materials.
    Although there have been logistical and other challenges as a result of COVID-19, there were no material adverse impacts on the Company's results of operations for the three and six months ended July 31, 2021 and 2020. However, due to the uncertainty of the economic outlook resulting from the COVID-19 pandemic, the Company continues to monitor the situation closely.
Acquisitions
Fiscal 2021
    On May 4, 2020, the Company acquired certain assets of HorizonWest Inc. This acquired Case IH agriculture dealership complex consisted of three agriculture equipment stores in Scottsbluff and Sidney, Nebraska and Torrington, Wyoming, which expanded the Company's agriculture presence in Nebraska and into Wyoming. The total consideration paid for the acquired business was $6.8 million in cash, which the Company financed through available cash resources and capacity under our existing floorplan payable and other credit facilities. The three HorizonWest dealerships are included within our Agriculture segment.
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
Results of Operations
    The results presented below include the operating results of any acquisition made during these periods as well as the operating results of any stores closed or divested during these periods, up to the date of the store closure. The period-to-period comparisons included below are not necessarily indicative of future results. Segment information is provided later in the discussion and analysis of our results of operations.
    Same-store sales for any period represent sales by stores that were part of the Company for the entire comparable period in the current and preceding fiscal years. We do not distinguish between relocated or recently expanded stores in this same-store analysis. Closed stores are excluded from the same-store analysis. Stores that do not meet the criteria for same-store classification are described as excluded stores throughout this Results of Operations section.

Comparative financial data for each of our four sources of revenue are expressed below.

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(dollars in thousands)		(dollars in thousands)
Equipment
Revenue	$272,733	$202,654	$548,713	$421,159
Cost of revenue	240,332	180,231	484,008	377,278
Gross profit	$32,401	$22,423	$64,705	$43,881
Gross profit margin	11.9%	11.1%	11.8%	10.4%
Parts
Revenue	$65,317	$61,454	$127,942	$118,068
Cost of revenue	46,089	43,032	90,529	82,649
Gross profit	$19,228	$18,422	$37,413	$35,419
Gross profit margin	29.4%	30.0%	29.2%	30.0%
Service
Revenue	$29,676	$27,986	$57,379	$53,586
Cost of revenue	9,771	9,665	19,065	18,010
Gross profit	$19,905	$18,321	$38,314	$35,576
Gross profit margin	67.1%	65.5%	66.8%	66.4%
Rental and other
Revenue	$9,904	$11,371	$16,300	$20,860
Cost of revenue	6,420	7,849	10,737	14,636
Gross profit	$3,484	$3,522	$5,563	$6,224
Gross profit margin	35.2%	31.0%	34.1%	29.8%

The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Revenue
Equipment	72.2%	66.8%	73.1%	68.6%
Parts	17.3%	20.3%	17.1%	19.2%
Service	7.9%	9.2%	7.6%	8.7%
Rental and other	2.6%	3.7%	2.2%	3.4%
Total Revenue	100.0%	100.0%	100.0%	100.0%
Total Cost of Revenue	80.1%	79.3%	80.5%	80.3%
Gross Profit Margin	19.9%	20.7%	19.5%	19.7%
Operating Expenses	15.1%	17.5%	15.1%	17.3%
Impairment of Intangible and Long-Lived Assets	0.4%	—%	0.2%	—%
Income from Operations	4.4%	3.2%	4.1%	2.4%
Other Income (Expense)	(0.2)%	(0.4)%	(0.2)%	(0.5)%
Income Before Income Taxes	4.1%	2.7%	3.9%	1.9%
Provision for Income Taxes	1.2%	0.6%	1.0%	0.5%
Net Income	3.0%	2.1%	2.9%	1.4%
Three Months Ended July 31, 2021 Compared to Three Months Ended July 31, 2020
Consolidated Results
Revenue

	Three Months Ended July 31,		Increase/	Percent
	2021	2020	(Decrease)	Change
	(dollars in thousands)
Equipment	$272,733	$202,654	$70,079	34.6%
Parts	65,317	61,454	3,863	6.3%
Service	29,676	27,986	1,690	6.0%
Rental and other	9,904	11,371	(1,467)	(12.9)%
Total Revenue	$377,630	$303,465	$74,165	24.4%
     Total revenue for the second quarter of fiscal 2022 was 24.4% or $74.2 million higher than the second quarter of fiscal 2021 driven primarily by increased demand for equipment, which increased equipment sales 34.6% from the prior year period. The increased equipment demand was due to higher commodity prices, higher recent net farm income, and good growing conditions in our international footprint. Company-wide same-store sales in the second quarter of fiscal 2022 increased 27.0% versus the comparable period in fiscal 2021.

Gross Profit

	Three Months Ended July 31,		Increase/	Percent
	2021	2020	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$32,401	$22,423	$9,978	44.5%
Parts	19,228	18,422	806	4.4%
Service	19,905	18,321	1,584	8.6%
Rental and other	3,484	3,522	(38)	(1.1)%
Total Gross Profit	$75,018	$62,688	$12,330	19.7%
Gross Profit Margin
Equipment	11.9%	11.1%	0.8%	7.2%
Parts	29.4%	30.0%	(0.6)%	(2.0)%
Service	67.1%	65.5%	1.6%	2.4%
Rental and other	35.2%	31.0%	4.2%	13.5%
Total Gross Profit Margin	19.9%	20.7%	(0.8)%	(3.9)%
Gross Profit Mix
Equipment	43.2%	35.8%	7.4%	20.7%
Parts	25.6%	29.4%	(3.8)%	(12.9)%
Service	26.5%	29.2%	(2.7)%	(9.2)%
Rental and other	4.7%	5.6%	(0.9)%	(16.1)%
Total Gross Profit Mix	100.0%	100.0%
     Gross profit for the second quarter of fiscal 2022 increased 19.7% or $12.3 million, as compared to the same period last year. The increase in gross profit was driven by equipment sales and equipment margin which increased from 11.1% in the prior year quarter to 11.9% in the current year quarter. The decline in total gross profit margin to 19.9% in the current quarter from 20.7% in the prior year quarter was primarily due to the shift of the gross profit mix to lower margin equipment sales relative to parts, service, and rental sales.
     Our Company-wide absorption rate — which is calculated by dividing our gross profit from sales of parts, service and rental fleet by our operating expenses, less commission expense on equipment sales, plus interest expense on floorplan payables and rental fleet debt — increased to 86.2% for the second quarter of fiscal 2022 compared to 80.9% during the same period last year as the increase in gross profit from parts and service in the second quarter of fiscal 2022 combined with lower floorplan interest expenses more than offset the increase in operating expenses during the period.
Operating Expenses

	Three Months Ended July 31,		Increase/	Percent
	2021	2020	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$57,074	$53,079	$3,995	7.5%
Operating Expenses as a Percentage of Revenue	15.1%	17.5%	(2.4)%	(13.7)%
    Our operating expenses in the second quarter of fiscal 2022 increased 7.5% as compared to the second quarter of fiscal 2021. The increase in operating expenses was primarily due to variable expenses associated with increased sales. Operating expenses as a percentage of revenue decreased to 15.1% in the second quarter of fiscal 2022 from 17.5% in the second quarter of fiscal 2021. The decrease in operating expenses as a percentage of revenue was due to the increase in total revenue in the second quarter of fiscal 2022, as compared to the second quarter of fiscal 2021, which positively affected our ability to leverage our fixed operating costs.

Impairment Charges

	Three Months Ended July 31,		Increase/	Percent
	2021	2020	(Decrease)	Change
	(dollars in thousands)
Impairment of Intangible and Long-Lived Assets	$1,498	$—	$1,498	100.0%
    The Company recognized impairment expense of $1.5 million related to certain intangible assets and and long-lived assets in its International segment in the second quarter of fiscal 2022. The Company did not recognize any impairment expense in the second quarter of fiscal 2021.
Other Income (Expense)

	Three Months Ended July 31,		Increase/	Percent
	2021	2020	(Decrease)	Change
	(dollars in thousands)
Interest and other income	$654	$562	$92	16.4%
Floorplan interest expense	(350)	(901)	(551)	(61.2)%
Other interest expense	(1,118)	(978)	140	14.3%
    Floorplan interest expense decreased 61.2% in the second quarter of fiscal 2022, as compared to the second quarter of fiscal 2021, due to lower borrowings. The increase in other interest expense was primarily due to increased fixed rate long term debt from real estate purchases throughout the year.
Provision for Income Taxes

	Three Months Ended July 31,		Increase/	Percent
	2021	2020	(Decrease)	Change
	(dollars in thousands)
Provision for Income Taxes	$4,383	$1,892	$2,491	131.7%
     Our effective tax rate was 28.0% and 22.8% for the three months ended July 31, 2021 and July 31, 2020. The effective tax rate for the three months ended July 31, 2021 benefited from vesting of share-based compensation but was offset by the recognition of a valuation allowance on certain of our foreign deferred tax assets including recording a valuation allowance on the remaining deferred tax assets of our Germany entity. For the three months ending July 31, 2020, the effective tax rate benefited from a weakening Ukrainian currency but was offset by increased tax expense on the vesting of share-based compensation.

Segment Results
    Certain financial information for our Agriculture, Construction and International business segments is presented below. “Shared Resources” in the table below refers to the various unallocated income/(expense) items that we have retained at the general corporate level. Revenue between segments is immaterial.

	Three Months Ended July 31,		Increase/	Percent
	2021	2020	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$219,364	$169,072	$50,292	29.8%
Construction	80,943	77,719	3,224	4.1%
International	77,323	56,674	20,649	36.4%
Total	$377,630	$303,465	$74,165	24.4%

Income (Loss) Before Income Taxes
Agriculture	$12,067	$6,752	$5,315	78.7%
Construction	2,815	1,375	1,440	104.7%
International	430	(432)	862	n/m
Segment income before income taxes	15,312	7,695	7,617	99.0%
Shared Resources	320	597	(277)	(46.4)%
Total	$15,632	$8,292	$7,340	88.5%
Agriculture
    Agriculture segment revenue for the second quarter of fiscal 2022 increased 29.8% compared to the second quarter of fiscal 2021. The higher revenue was driven primarily by increased equipment demand due to higher commodity prices, higher recent net farm income. Same-store sales in our Agriculture segment increased 29.3% for the second quarter of fiscal 2022 as compared to the second quarter of fiscal 2021, primarily driven by an increase in equipment sales.
    Agriculture segment income before income taxes was $12.1 million for the second quarter of fiscal 2022 compared to $6.8 million for the second quarter of fiscal 2021. Higher equipment revenue along with increased gross profit margin on equipment drove the increase in gross profit. Decreased inventory levels resulted in lower floorplan and other interest expense for the second quarter of fiscal 2022, as compared to the second quarter of fiscal 2021, which also contributed to the improvement in segment results.
Construction
    Construction segment revenue for the second quarter of fiscal 2022 increased 4.1% compared to the second quarter of fiscal 2021. The higher revenue was driven by increases in our equipment sales, as compared to the prior year’s second quarter. This increase was partially offset by the divestiture of our Phoenix and Tucson, Arizona stores in the fourth quarter of fiscal 2021 as well as lower rental and other revenue due to a smaller rental fleet. Same-store sales in our Construction segment increased 14.1% for the second quarter of fiscal 2022, as compared to the second quarter of fiscal 2021.
    Our Construction segment income before taxes was $2.8 million for the second quarter of fiscal 2022 compared to $1.4 million in the second quarter of fiscal 2021. The improvement in segment results was primarily due to increased construction activity as well as operational improvements within the segment. Decreased inventory levels resulted in lower floorplan and other interest expense for the second quarter of fiscal 2022, as compared to the second quarter of fiscal 2021, which also contributed to the improvement in segment results. The dollar utilization — which is calculated by dividing the rental revenue earned on our rental fleet by the average gross carrying value of our rental fleet (comprised of original equipment costs plus additional capitalized costs) for that period — of our rental fleet increased from 22.2% in the second quarter of fiscal 2021 to 26.6% in the second quarter of fiscal 2022.
International
    International segment revenue, for the second quarter of fiscal 2022 increased 36.4% compared to the second quarter of fiscal 2021. Higher segment revenue was driven by many of the same macroeconomic factors as the Agriculture segment, as well as favorable growing condition throughout most of the farming footprint we serve, which has improved customer sentiment and has had a positive impact on equipment sales.

    Our International segment income before income taxes was $0.4 million for the second quarter of fiscal 2022 compared to segment loss of $0.4 million for the same period last year. The increase in segment pre-tax income was primarily the result of increased equipment sales and equipment gross profit margin and was partially offset by an impairment of certain intangible and fixed assets in our German reporting unit.
Shared Resources/Eliminations
    We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate most of these net expenses to our segments. Since these allocations are set early in the year, and a portion is planned to be unallocated, unallocated balances may occur. Shared Resources income before income taxes was $0.3 million for the second quarter of fiscal 2022 compared to income before income taxes of $0.6 million for the same period last year.

Six Months Ended July 31, 2021 Compared to Six Months Ended July 31, 2020
Consolidated Results
Revenue

	Six Months Ended July 31,		Increase/	Percent
	2021	2020	(Decrease)	Change
	(dollars in thousands)
Equipment	$548,713	$421,159	$127,554	30.3%
Parts	127,942	118,068	9,874	8.4%
Service	57,379	53,586	3,793	7.1%
Rental and other	16,300	20,860	(4,560)	(21.9)%
Total Revenue	$750,334	$613,673	$136,661	22.3%
    Total revenue for the first six months of fiscal 2022 was up 22.3% or $136.7 million compared to the first six months of fiscal 2021, and was driven by increases in revenue from our equipment, parts and service businesses. The 30.3% increase in equipment sales was the driving factor in the total sales increase from prior year and all three segments saw increases, compared to the prior year period, in equipment sales. Company-wide same-store sales increased 23.6% over the comparable prior year period.
Gross Profit

	Six Months Ended July 31,		Increase/	Percent
	2021	2020	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$64,705	$43,881	$20,824	47.5%
Parts	37,413	35,419	1,994	5.6%
Service	38,314	35,576	2,738	7.7%
Rental and other	5,563	6,224	(661)	(10.6)%
Total Gross Profit	$145,995	$121,100	$24,895	20.6%
Gross Profit Margin
Equipment	11.8%	10.4%	1.4%	13.5%
Parts	29.2%	30.0%	(0.8)%	(2.7)%
Service	66.8%	66.4%	0.4%	0.6%
Rental and other	34.1%	29.8%	4.3%	14.4%
Total Gross Profit Margin	19.5%	19.7%	(0.2)%	(1.0)%
Gross Profit Mix
Equipment	44.3%	36.2%	8.1%	22.4%
Parts	25.6%	29.2%	(3.6)%	(12.3)%
Service	26.2%	29.4%	(3.2)%	(10.9)%
Rental and other	3.9%	5.2%	(1.3)%	(25.0)%
Total Gross Profit Mix	100.0%	100.0%
     Gross profit increased 20.6% or $24.9 million for the first six months of fiscal 2022, as compared to the same period last year. The increase in gross profit was primarily the result of increased equipment sales on stronger equipment margins for the first six months of fiscal 2022, These higher sales and margins are driven by current industry conditions of lower supply and higher demand. The overall gross profit margin decreased from 19.7% to 19.5% was primarily due to a shift in gross profit mix to lower margin equipment sales relative to parts, service, and rental sales.
Our Company-wide absorption rate for the first six months of fiscal 2022 increased to 81.0% as compared to 77.0% during the same period last year as the increase in gross profit from parts and service combined with lower floorplan interest expense more than offset the increase in operating expenses during the six month period compared to that of the prior year six month period.

Operating Expenses

	Six Months Ended July 31,		Increase/	Percent
	2021	2020	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$113,516	$106,137	$7,379	7.0%
Operating Expenses as a Percentage of Revenue	15.1%	17.3%	(2.2)%	(12.7)%
    Our operating expenses for the first six months of fiscal 2022 increased $7.4 million as compared to the first six months of fiscal 2021. The increase in operating expenses was primarily due to variable expenses associated with increased sales. Operating expenses as a percentage of revenue decreased to 15.1% in the first six months of fiscal 2022 from 17.3% in the first six months of fiscal 2021. The decrease in operating expenses as a percentage of total revenue was due to the increase in total revenue in the first six months of fiscal 2022, as compared to the first six months of fiscal 2021, which positively affected our ability to leverage our fixed operating costs.
Impairment Charges

	Six Months Ended July 31,		Increase/	Percent
	2021	2020	(Decrease)	Change
	(dollars in thousands)
Impairment of Intangible and Long-Lived Assets	1,498	216	1,282	n/m
    We recognized $1.5 million in impairment charges in our International segment related to certain intangible and long-lived assets and $0.2 million of impairment charges on certain long-lived assets in our Construction segment during the first six months of fiscal 2022 and 2021, respectively.
Other Income (Expense)

	Six Months Ended July 31,		Increase/	Percent
	2021	2020	(Decrease)	Change
	(dollars in thousands)
Interest and other income	$1,320	$692	$628	90.8%
Floorplan interest expense	(768)	(2,054)	(1,286)	(62.6)%
Other interest expense	(2,222)	(1,944)	278	14.3%
     Floorplan interest expense decreased 62.6% for the first six months of fiscal 2022, as compared to the same period last year, primarily due to lower borrowings and a lower interest rate environment. The increase in other interest expense in the first six months of fiscal 2022, as compared to the first six months of fiscal 2021, is the result of increased long term debt on real estate purchased in the past year. The increase in Interest and other income in the first six months of fiscal 2022 as compared to the same period of fiscal 2021 is primarily due to the foreign currency remeasurement losses in Ukraine, resulting from a devaluation of the Ukrainian hryvnia in the first quarter of fiscal 2021.

Provision for Income Taxes

	Six Months Ended July 31,		Increase/	Percent
	2021	2020	Decrease	Change
	(dollars in thousands)
Provision for Income Taxes	$7,515	$2,779	$4,736	n/m
     Our effective tax rate was 25.6% for the first six months of fiscal 2022 and 24.3% for the same period last year. The effective tax rate for the six months ended July 31, 2021 benefited from vesting of share-based compensation but was offset by the recognition of a valuation allowance on certain of our foreign deferred tax assets including recording a valuation allowance on the remaining deferred tax assets of our Germany entity. For the six months ended July 31, 2020, the effective tax rate benefited from a weakening Ukrainian currency but was offset by increased tax expense on the vesting of share-based compensation.
Segment Results
    Certain financial information for our Agriculture, Construction and International business segments is presented below. “Shared Resources” in the table below refers to the various unallocated income/(expense) items that we have retained at the general corporate level. Revenue between segments is immaterial.

	Six Months Ended July 31,		Increase/	Percent
	2021	2020	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$448,915	$362,700	$86,215	23.8%
Construction	149,550	137,833	11,717	8.5%
International	151,869	113,140	38,729	34.2%
Total	$750,334	$613,673	$136,661	22.3%

Income (Loss) Before Income Taxes
Agriculture	$23,292	$12,914	$10,378	80.4%
Construction	2,953	(1,498)	4,451	n/m
International	3,238	(711)	3,949	n/m
Segment income before income taxes	29,483	10,705	18,778	n/m
Shared Resources	(172)	736	(908)	n/m
Total	$29,311	$11,441	$17,870	n/m
Agriculture
    Agriculture segment revenue for the first six months of fiscal 2022 increased 23.8% compared to the same period last year. We experienced increases across our equipment, parts and service businesses. Equipment sales were driven by increased equipment demand due to higher commodity prices, higher recent net farm income, as well as current and prior year government support payments. All sources of revenue in this segment benefited from the addition of the three HorizonWest locations (acquired in May 2020) that were not in the full prior year six-month period. Same-store sales increased 21.7% for the first six months of fiscal 2022, as compared to the same period last year.
    Agriculture segment income before income taxes was $23.3 million for the first six months of fiscal 2022 compared to $12.9 million over the first six months of fiscal 2021. The improvement in segment results was the result of higher equipment revenue along with higher gross profit margin on equipment driven by an industry environment of high demand and lower supply. Decreased inventory levels resulted in lower floorplan and other interest expense for the six months ended July 31, 2021, which also contributed to the improvement in segment results.

Construction
    Construction segment revenue for the first six months of fiscal 2022 increased 8.5% compared to the same period last year, due to a same-store sales increase of 19.3% which more than offset our divestiture of the Phoenix and Tucson, Arizona stores in the fourth quarter of fiscal year 2021. Higher equipment sales were driven by increased construction activity throughout the footprint.
    Our Construction segment income before income taxes was $3.0 million for the first six months of fiscal 2022 compared to a loss of $1.5 million for the first six months of fiscal 2021. The increase in segment results was primarily due to increased construction activity as well as operational improvements within the segment. The segment also benefited from decreased inventory levels which resulted in lower floorplan and other interest expense for the six months ended July 31, 2021. The dollar utilization of our rental fleet increased from 20.5% in the first six months of fiscal 2021 to 22.9% in the first six months of fiscal 2022.
International
    International segment revenue for the first six months of fiscal 2022 increased 34.2% compared to the same period last year. Higher segment revenue is being driven by many of the same macroeconomic factors as the Agriculture segment as well as favorable growing conditions for much of our farming footprint which has had a positive impact on all sources of sales, but primarily equipment sales.
    Our International segment income before income taxes was $3.2 million for the first six months of fiscal 2022 compared to a loss before income taxes of $0.7 million for the same period last year. The higher segment results were the result of increased equipment sales and equipment gross profit margin. Impairment charges of $1.5 million were recognized in the first six months of fiscal 2022, related to the impairment of certain intangible and long-lived assets of our German reporting unit.
Shared Resources/Eliminations
    We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate most of these net expenses to our segments. Since these allocations are set early in the year, and a portion is planned to be unallocated, unallocated balances may occur. Shared Resources loss before income taxes was $0.2 million for the first six months of fiscal 2022 compared to income before income taxes of $0.7 million for the same period last year.

Non-GAAP Financial Measures
    To supplement net income and diluted earnings per share ("Diluted EPS"), both GAAP measures, we present adjusted net income and adjusted Diluted EPS, both non-GAAP measures, which include adjustments for items such as valuation allowances for income tax, ERP transition costs for fiscal year 2021, impairment charges and foreign currency remeasurement gains/losses in Ukraine. We believe that the presentation of adjusted net income and adjusted Diluted EPS is relevant and useful to our management and investors because it provides a measurement of earnings on activities that we consider to occur in the ordinary course of our business. Adjusted net income and adjusted Diluted EPS should be evaluated in addition to, and not considered a substitute for, or superior to, the most comparable GAAP measure. In addition, other companies may calculate these non-GAAP measures in a different manner, which may hinder comparability of our adjusted results with those of other companies.
    The following tables reconcile (i) net income, a GAAP measure, to adjusted net income and (ii) Diluted EPS, a GAAP measure, to adjusted Diluted EPS:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(dollars in thousands, except per share data)
Adjusted Net Income
Net Income	$11,249	$6,400	$21,796	$8,662
Adjustments
ERP transition costs	—	763	—	1,484
Impairment charges	1,498	—	1,498	216
Ukraine remeasurement (gain) / loss	(53)	(130)	(183)	635
Total Pre-Tax Adjustments	1,445	633	1,315	2,335
Less: Tax Effect of Adjustments (1)	—	466	—	1,047
Plus: Income Tax Valuation Allowance	278	—	278	—
Total Adjustments	1,723	167	1,593	1,288
Adjusted Net Income	$12,972	$6,567	$23,389	$9,950

Adjusted Diluted EPS
Diluted EPS	$0.50	$0.28	$0.97	$0.39
Adjustments (2)
ERP transition costs	—	0.03	—	0.07
Impairment charges	0.07	—	0.07	0.01
Ukraine remeasurement (gain) / loss	(0.01)	—	(0.01)	0.02
Total Pre-Tax Adjustments	0.06	0.03	0.06	0.10
Less: Tax Effect of Adjustments (1)	—	0.02	—	0.05
Plus: Income Tax Valuation Allowance	0.01	—	0.01	—
Total Adjustments	0.07	0.01	0.07	0.05
Adjusted Diluted EPS	$0.57	$0.29	$1.04	$0.44

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
Equipment Inventory and Floorplan Payable Credit Facilities
    As of July 31, 2021, the Company had floorplan payable lines of credit for equipment purchases totaling $771.0 million, which is primarily comprised of a $450.0 million credit facility with CNH Industrial, a $185.0 million floorplan payable line under the Bank Syndicate Agreement, and a $60.0 million credit facility with DLL Finance.
    Our equipment inventory turnover increased from 1.6 times for the rolling 12 month period ended July 31, 2020 to 2.7 times for the rolling 12 month period ended July 31, 2021. The increase in equipment turnover was attributable to an increase in equipment sales and a decrease in average equipment inventory over the rolling 12 month period ended July 31, 2021 as compared to the same period ended July 31, 2020. Our equity in equipment inventory, which reflects the portion of our equipment inventory balance that is not financed by floorplan payables, decreased to 44.7% as of July 31, 2021 from 52.1% as of January 31, 2021. The decrease was due to more inventory being financed with non-interest bearing floorplan lines of credit.
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
    As of July 31, 2021, we were in compliance with the financial covenants under our CNH Industrial and DLL Finance credit agreements and we were not subject to the fixed charge coverage ratio covenant under the Bank Syndicate Agreement as our adjusted excess availability plus eligible cash collateral (as defined therein) was not less than 15% of the lesser of (i) aggregate borrowing base and (ii) maximum credit amount as of July 31, 2021. While not expected to occur, if anticipated operating results were to create the likelihood of a future covenant violation, we would expect to work with our lenders on an appropriate modification or amendment to our financing arrangements.
Cash Flow
Cash Flow Provided by (Used for) Operating Activities
    Net cash provided by operating activities was $28.6 million for the first six months of fiscal 2022, compared to net cash provided by operating activities of $13.0 million for the first six months of fiscal 2021. The change in net cash provided by operating activities is primarily the result of an increase in net income and an increase in the amount of inventory financed with non-interest bearing floorplan lines of credit from manufacturers which was partially offset by an increase in receivables and prepaid expenses for the first six months of fiscal 2022.
    We evaluate our cash flow from operating activities net of all floorplan activity and maintaining a constant level of equity in our equipment inventory. Taking these adjustments into account, our adjusted cash flow used for operating activities was $19.0 million for the first six months of fiscal 2022 compared to an adjusted cash flow provided by operating activities of $16.1 million for the first six months of fiscal 2021. The change in adjusted cash flow provided by (used for) operating activities is primarily the result of the amount of inventory financed with non-interest bearing floorplan lines of credit from manufacturers and a decrease in non-manufacturing floor plan payables for the first six months of fiscal 2022. See the Adjusted Cash Flow Reconciliation below for a reconciliation of adjusted cash flow provided by (used for) operating activities to the GAAP measure of cash flow provided by (used for) operating activities.
Cash Flow Used for Investing Activities
    Net cash used for investing activities was $19.4 million for the first six months of fiscal 2022, compared to $16.8 million for the first six months of fiscal 2021. The increase in cash used for investing activities was primarily the result of an increase in property and equipment purchases as the Company purchased formerly leased buildings and bought out vehicle leases in the first six months of fiscal 2022.
Cash Flow Provided by (Used for) Financing Activities
    Net cash used for financing activities was $22.4 million for the first six months of fiscal 2022 compared to cash provided by financing activities of $4.5 million for the first six months of fiscal 2021. The decrease in cash provided by financing activities was primarily the result of an increase in repayments of non-manufacturer floorplan lines of credit partially offset by proceeds from long term debt borrowings in the first six months of fiscal 2022 compared to the same period last year.
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
    Our equity in equipment inventory decreased to 44.7% as of July 31, 2021 from 52.1% as of January 31, 2021, and decreased to 27.0% as of July 31, 2020 from 27.9% as of January 31, 2020.
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

	Net Cash Provided by (Used for) Operating Activities		Net Cash Provided by (Used for) Financing Activities
	Six Months Ended July 31, 2021	Six Months Ended July 31, 2020	Six Months Ended July 31, 2021	Six Months Ended July 31, 2020
	(in thousands)		(in thousands)
Cash Flow, As Reported	$28,561	$13,035	$(22,373)	$4,519
Adjustment for Non-Manufacturer Floorplan	(22,731)	7,229	22,731	(7,229)
Adjustment for Constant Equity in Equipment Inventory	(24,842)	(4,191)	—	—
Adjusted Cash Flow	$(19,012)	$16,073	$358	$(2,710)
Information Concerning Off-Balance Sheet Arrangements
    As of July 31, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Therefore, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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
    Forward-looking statements are statements based on future expectations and specifically may include, among other things, statements relating to our expectations regarding exchange rate and interest rate impact on our business, the impact of farm income levels on customer demand for agricultural equipment and services, the impact of the COVID-19 pandemic on our business, the general market conditions of the agricultural and construction industries, equipment inventory levels, discussion of the anticipated implementation date of our new ERP system, and our primary liquidity sources, and the adequacy of our capital resources. Any statements that are not based upon historical facts, including the outcome of events that have not yet occurred and our expectations for future performance, are forward-looking statements. The words “potential,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” “plan,” “anticipate,” and similar words and expressions are intended to identify forward-looking statements. These statements are based upon the current beliefs and expectations of our management. These forward-looking statements involve important risks and uncertainties that could significantly affect anticipated results or outcomes in the future and, accordingly, actual results or outcomes may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, the duration, scope and impact of the COVID-19 pandemic on the Company's operations and business, adverse market conditions in the agricultural and construction equipment industries, and those matters identified and discussed under the section titled “Risk Factors” in our Annual Report on Form 10-K. In addition to those matters, there may exist additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that may materially adversely affect our business, financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    We are exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates.
Interest Rate Risk
    Exposure to changes in interest rates results from borrowing activities used to fund operations. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. We have both fixed and floating rate financing. Some of our floating rate credit facilities contain minimum rates of interest to be charged. Based upon our interest-bearing balances and interest rates as of July 31, 2021, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $0.4 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $0.4 million. At July 31, 2021, we had floorplan payables of $185.5 million, of which approximately $36.9 million was variable-rate floorplan payable and $148.7 million was non-interest bearing. In addition, at July 31, 2021, we had total long-term debt, including finance lease obligations, of $72.2 million, of which all was fixed rate debt.
Foreign Currency Exchange Rate Risk
    Our foreign currency exposures arise as the result of our foreign operations. We are exposed to transactional foreign currency exchange rate risk through our foreign entities’ holding assets and liabilities denominated in currencies other than their functional currency. In addition, the Company is exposed to foreign currency transaction risk as a result of certain intercompany financing transactions. The Company attempts to manage its transactional foreign currency exchange rate risk through the use of derivative financial instruments, primarily foreign exchange forward contracts, or through natural hedging instruments. Based upon balances and exchange rates as of July 31, 2021, holding other variables constant, we believe that a hypothetical 10% increase or decrease in all applicable foreign exchange rates would not have a material impact on our results of operations or cash flows. As of July 31, 2021, our Ukrainian subsidiary had $2.1 million of net monetary assets denominated in Ukrainian hryvnia ("UAH"). We have attempted to minimize our net monetary asset position in Ukraine through reducing overall asset levels in Ukraine and at times through borrowing in UAH which serves as a natural hedging instrument offsetting our net UAH denominated assets. At certain times, currency and payment controls imposed by the National Bank of Ukraine have limited our ability to manage our net monetary asset position.
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
ITEM 1A.             RISK FACTORS
    In addition to the other information set forth in this Quarterly Report, including the important information in “Forward-Looking Statements,” you should carefully consider the “Risk Factors” discussed in our Form 10-K for the fiscal year ended January 31, 2021, as filed with the Securities and Exchange Commission. Among other things, those factors, if they were to occur, could cause our actual results to differ materially from those expressed in our forward-looking statements in this report, and may materially adversely affect our business, financial condition, or results of operations. In addition to those factors, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations.
ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.                DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.                MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.                OTHER INFORMATION
    On September 1st, 2021, the Company and Bryan J. Knutson, the Company’s Chief Operating Officer, entered into an amendment to Mr. Knutson’s existing employment agreement dated September 5, 2018. Under the amendment, Mr. Knutson is eligible to receive an annual restricted stock award equal to the number of shares obtained by dividing his annual base salary in effect on the grant date by the closing sale price of the Company’s common stock on that date. Under the amendment, any such award will be made in accordance with the Company’s Equity Grant Policy and subject to such terms as are recommended by the Company’s Chief Executive Officer and approved by the Compensation Committee of the Board of Directors.
ITEM 6.                EXHIBITS
Exhibits - See “Exhibit Index” on page immediately prior to signatures.

EXHIBIT INDEX
TITAN MACHINERY INC.
FORM 10-Q

No.	Description

10.1	Amendment No. 1 dated June 4, 2021 to the Third Amended and Restated Credit Agreement dated April 3, 2020 by and among the registrant, as Borrower, the financial institutions party thereto, as lenders, Bank of America, N.A., as Administrative Agent, Bank of American, N.A., Wells Fargo Bank N.A., and Regions Bank, as Joint Lead Arrangers and Joint Book Runners, Wells Fargo Bank, N.A., and Regions Bank, as Joint Syndication Agents, and BBVA USE as Documentation Agent.

10.2	Amendment dated September 1, 2021 to the Executive Employment Agreement, dated September 5, 2018 between Bryan J. Knutson and the registrant. +

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended July 31, 2021, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Management compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	September 2, 2021
TITAN MACHINERY INC.

		By	/s/ Mark Kalvoda
Mark Kalvoda
Chief Financial Officer
(Principal Financial Officer)