Form 10-Q
period 2021-10-31
Titan Machinery Inc.
filed 2021-12-03
CIK 1409171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021
OR

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

As of November 29, 2021, 22,590,916 shares of Common Stock, $0.00001 par value, of the registrant were outstanding.

TITAN MACHINERY INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. — FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)

	October 31, 2021	January 31, 2021
Assets
Current Assets
Cash	$90,540	$78,990
Receivables, net of allowance for expected credit losses	85,842	69,109
Inventories	412,674	418,458
Prepaid expenses and other	15,121	13,677
Total current assets	604,177	580,234
Noncurrent Assets
Property and equipment, net of accumulated depreciation	175,328	147,165
Operating lease assets	59,950	74,445
Deferred income taxes	6,726	3,637
Goodwill	1,433	1,433
Intangible assets, net of accumulated amortization	6,535	7,785
Other	1,070	1,090
Total noncurrent assets	251,042	235,555
Total Assets	$855,219	$815,789

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$24,312	$20,045
Floorplan payable	174,659	161,835
Current maturities of long-term debt	5,667	4,591
Current operating lease liabilities	9,922	11,772
Deferred revenue	35,207	59,418
Accrued expenses and other	49,133	48,791
Income taxes payable	6,783	11,048
Total current liabilities	305,683	317,500
Long-Term Liabilities
Long-term debt, less current maturities	70,502	44,906
Operating lease liabilities	59,264	73,567
Other long-term liabilities	6,192	8,535
Total long-term liabilities	135,958	127,008
Commitments and Contingencies (Note 16)
Stockholders' Equity
Common stock, par value $.00001 per share, 45,000 shares authorized; 22,592 shares issued and outstanding at October 31, 2021; 22,553 shares issued and outstanding at January 31, 2021	—	—
Additional paid-in-capital	253,782	252,913
Retained earnings	160,482	116,869
Accumulated other comprehensive income (loss)	(686)	1,499
Total stockholders' equity	413,578	371,281
Total Liabilities and Stockholders' Equity	$855,219	$815,789
 See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Revenue
Equipment	$329,814	$240,901	$878,528	$662,060
Parts	80,521	76,778	208,464	194,846
Service	32,026	30,696	89,405	84,282
Rental and other	11,614	12,497	27,914	33,357
Total Revenue	453,975	360,872	1,204,311	974,545
Cost of Revenue
Equipment	288,576	215,770	772,584	593,048
Parts	55,654	53,556	146,184	136,205
Service	10,249	10,254	29,314	28,263
Rental and other	7,016	8,741	17,754	23,379
Total Cost of Revenue	361,495	288,321	965,836	780,895
Gross Profit	92,480	72,551	238,475	193,650
Operating Expenses	62,943	54,115	176,460	160,252
Impairment of Goodwill	—	1,453	—	1,453
Impairment of Intangible and Long-Lived Assets	—	1,102	1,498	1,318
Income from Operations	29,537	15,881	60,517	30,627
Other Income (Expense)
Interest and other income (expense)	616	(360)	1,935	333
Floorplan interest expense	(259)	(757)	(1,027)	(2,811)
Other interest expense	(1,071)	(940)	(3,292)	(2,884)
Income Before Income Taxes	28,823	13,824	58,133	25,265
Provision for Income Taxes	7,007	3,912	14,521	6,691
Net Income	$21,816	$9,912	$43,612	$18,574

Earnings per Share:
Basic	$0.97	$0.44	$1.93	$0.83
Diluted	$0.97	$0.44	$1.93	$0.83

Weighted Average Common Shares:
Basic	22,213	22,132	22,228	22,089
Diluted	22,222	22,137	22,238	22,091

See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Net Income	$21,816	$9,912	$43,612	$18,574
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(744)	2,181	(2,185)	2,431
Comprehensive Income	$21,072	$12,093	$41,427	$21,005

See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares Outstanding	Amount
BALANCE, January 31, 2020	22,335	$—	$250,607	$97,717	$(3,220)	$345,104
Cumulative-effect adjustment of adopting ASC 326, Financial Instruments - Credit Losses	—	—	—	(204)	—	(204)
Common stock issued on grant of restricted stock and exercise of stock options, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	(21)	—	(201)	—	—	(201)
Stock-based compensation expense	—	—	645	—	—	645
Net Income	—	—	—	2,262	—	2,262
Other comprehensive loss	—	—	—	—	(528)	(528)
BALANCE, April 30, 2020	22,314	—	251,051	99,775	(3,748)	347,078
Common stock issued on grant of restricted stock and exercise of stock options, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	239	—	—	—	—	—
Stock-based compensation expense	—	—	536	—	—	536
Net Income	—	—	—	6,400	—	6,400
Other comprehensive income	—	—	—	—	778	778
BALANCE, July 31, 2020	22,553	—	251,587	106,175	(2,970)	354,792
Common stock issued on grant of restricted stock and exercise of stock options, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	2	—	(8)	—	—	(8)
Stock-based compensation expense	—	—	691	—	—	691
Net Income	—	—	—	9,912	—	9,912
Other comprehensive income	—	—	—	—	2,181	2,181
BALANCE, October 31, 2020	22,555	$—	$252,270	$116,087	$(789)	$367,568

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares Outstanding	Amount
BALANCE, January 31, 2021	22,553	$—	$252,913	$116,869	$1,499	$371,281
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	(33)	—	(975)	—	—	(975)
Stock-based compensation expense	—	—	609	—	—	609
Net income	—	—	—	10,547	—	10,547
Other comprehensive loss	—	—	—	—	(2,379)	(2,379)
BALANCE, April 30, 2021	22,520	—	252,547	127,416	(880)	379,083
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	76	—	(2)	—	—	(2)
Stock-based compensation expense	—	—	584	—	—	584
Net income	—	—	—	11,249	—	11,249
Other comprehensive income	—	—	—	—	938	938
BALANCE, July 31, 2021	22,596	—	253,129	138,665	58	391,852
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	(4)	—	(4)	—	—	(4)
Stock-based compensation expense	—	—	657	—	—	657
Net income	—	—	—	21,816	—	21,816
Other comprehensive income	—	—	—	—	(744)	(744)
BALANCE, October 31, 2021	22,592	$—	$253,782	$160,482	$(686)	$413,578
See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended October 31,
	2021	2020
Operating Activities
Net income	$43,612	$18,574
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation and amortization	16,336	17,731
Impairment	1,498	2,771
Deferred income taxes	(3,116)	2,117
Stock-based compensation expense	1,850	1,872
Noncash interest expense	163	125
Noncash lease expense	7,558	8,613
Other, net	690	(694)
Changes in assets and liabilities
Receivables, prepaid expenses and other assets	(18,463)	4,479
Inventories	3,181	76,495
Manufacturer floorplan payable	45,801	(46,466)
Accounts payable, deferred revenue, accrued expenses and other and other long-term liabilities	(18,532)	(15,555)
Operating lease liabilities	(8,303)	(9,248)
Net Cash Provided by Operating Activities	72,275	60,814
Investing Activities
Rental fleet purchases	(12,159)	(6,799)
Property and equipment purchases (excluding rental fleet)	(17,534)	(9,406)
Proceeds from sale of property and equipment	667	795
Acquisition consideration, net of cash acquired	—	(6,790)
Other, net	20	(16)
Net Cash Used for Investing Activities	(29,006)	(22,216)
Financing Activities
Net change in non-manufacturer floorplan payable	(30,104)	(40,779)
Proceeds from long-term debt borrowings	6,380	5,326
Principal payments on long-term debt and finance leases	(6,593)	(4,417)
Payment of debt issuance costs	—	(700)
Other, net	(998)	(209)
Net Cash Used for Financing Activities	(31,315)	(40,779)
Effect of Exchange Rate Changes on Cash	(404)	268
Net Change in Cash	11,550	(1,913)
Cash at Beginning of Period	78,990	43,721
Cash at End of Period	$90,540	$41,808
Supplemental Disclosures of Cash Flow Information
Cash paid during the period
Income taxes, net of refunds	$22,130	$31
Interest	$4,091	$5,813
Supplemental Disclosures of Noncash Investing and Financing Activities
Net property and equipment financed with long-term debt, finance leases, accounts payable and accrued liabilities	$15,795	$8,555
Long-term debt to acquire finance leases	$7,761	$—
Net transfer of assets from (to) property and equipment to (from) inventories	$2,168	$2,731

See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
    The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The quarterly operating results for Titan Machinery Inc. (the “Company”) are subject to fluctuation due to varying weather patterns, which may impact the timing and amount of equipment purchases, rentals, and after-sales parts and service purchases by the Company’s Agriculture, Construction and International customers. Therefore, operating results for the nine-month period ended October 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2022. The information contained in the consolidated balance sheet as of January 31, 2021 was derived from the audited consolidated financial statements of the Company for the fiscal year then ended. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021 as filed with the SEC.
Nature of Business
    The Company is engaged in the retail sale, service and rental of agricultural and construction machinery through its stores in the United States and Europe. The Company’s North American stores are located in Colorado, Iowa, Minnesota, Montana, Nebraska, North Dakota, South Dakota, Wisconsin and Wyoming, and its European stores are located in Bulgaria, Germany, Romania, and Ukraine.
Impact of the COVID-19 Pandemic
    In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, and the President of the United States declared the COVID-19 outbreak as a national emergency. The nature of COVID-19 led to worldwide shutdowns and halting of commercial and interpersonal activity as governments imposed regulations in efforts to control the spread of the pandemic, such as shelter-in-place orders and quarantines. The Company's products and services were determined to be essential in the markets we serve and accordingly operations have been allowed to continue throughout the pandemic. The extent and duration of the impact of COVID-19 on the operations and financial position of the Company and on the global economy is uncertain. Uncertainty remains regarding the magnitude and duration of the pandemic and resulting financial effects. Increased infection rates and any future responses to mitigate the spread of the virus, including any potential vaccination mandates that would apply to our employees, could impact our business and our financial results in future periods.
    Recently, the Department of Labor's Occupational Safety and Health Administration ("OSHA") announced an emergency temporary standard requiring all employers with at least 100 employees to ensure their employees are fully vaccinated or require weekly testing for unvaccinated employees. This standard became effective in November 2021, giving companies 30 days to comply with most requirements and 60 days to comply with the testing requirements. In response to a court ruling, in mid-November 2021, OSHA announced that it had suspended all activities related to implementation of this new regulation pending further litigation. The exact impact that this new regulation could have on our Company is uncertain at this time. However, it could result in employee attrition, difficulty in fulfilling future labor needs, additional costs related to compliance and may have an adverse effect on our future operating results.
    Additionally, some of the Company's supply vendors are facing production, supply chain and staffing challenges as they work to achieve production capacity and lead times consistent with pre-pandemic levels. As a result, the Company has experienced some disruptions and delays on delivery of certain inventory. The Company has assessed the impacts of the COVID-19 pandemic on its results of operations for the three and nine months ended October 31, 2021 and 2020, and although there have been logistical and other challenges, no material adverse impacts were identified.

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
Accounting Guidance Not Yet Adopted
    In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update ("ASU") No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU No. 2020-04”), which provides temporary optional expedients and exceptions to accounting guidance on contract modifications and hedge accounting to ease entities’ financial reporting burdens as the market transitions from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. ASU 2020-04 is effective upon issuance and can be applied through December 31, 2022. The Company is amending its credit agreements to include language regarding the successor or alternate rate to LIBOR, and a review of other contracts and agreements is on-going. The Company does not expect the guidance to have a material impact on its results of operations, financial position, cash flows, or disclosures.
NOTE 2 - EARNINGS PER SHARE
    The following table sets forth the calculation of basic and diluted earnings per share (EPS):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(in thousands, except per share data)
Numerator:
Net income	$21,816	$9,912	$43,612	$18,574
Allocation to participating securities	(309)	(186)	(655)	(301)
Net income attributable to Titan Machinery Inc. common stockholders	$21,507	$9,726	$42,957	$18,273
Denominator:
Basic weighted-average common shares outstanding	22,213	22,132	22,228	22,089
Plus: incremental shares from vesting of restricted stock units	9	5	10	2
Diluted weighted-average common shares outstanding	22,222	22,137	22,238	22,091

Earnings Per Share:
Basic	$0.97	$0.44	$1.93	$0.83
Diluted	$0.97	$0.44	$1.93	$0.83

NOTE 3 - REVENUE
    Revenues are recognized when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration we expect to collect in exchange for those goods or services. Sales, value added and other taxes collected from our customers concurrent with our revenue activities are excluded from revenue.

    The following tables present our revenue disaggregated by revenue source and segment:

	Three Months Ended October 31, 2021				Three Months Ended October 31, 2020
	Agriculture	Construction	International	Total	Agriculture	Construction	International	Total
	(in thousands)				(in thousands)
Equipment	$205,230	$49,679	$74,905	$329,814	$146,410	$47,766	$46,725	$240,901
Parts	52,090	13,413	15,018	80,521	50,527	14,072	12,179	76,778
Service	23,003	6,819	2,204	32,026	22,316	6,497	1,883	30,696
Other	824	622	132	1,578	824	628	102	1,554
Revenue from contracts with customers	281,147	70,533	92,259	443,939	220,077	68,963	60,889	349,929
Rental	359	9,202	475	10,036	548	10,067	328	10,943
Total revenues	$281,506	$79,735	$92,734	$453,975	$220,625	$79,030	$61,217	$360,872

	Nine Months Ended October 31, 2021				Nine Months Ended October 31, 2020
	Agriculture	Construction	International	Total	Agriculture	Construction	International	Total
	(in thousands)				(in thousands)
Equipment	$530,895	$148,511	$199,122	$878,528	$396,759	$130,497	$134,804	$662,060
Parts	132,515	37,449	38,500	208,464	123,077	38,548	33,221	194,846
Service	63,908	19,773	5,724	89,405	59,466	19,514	5,302	84,282
Other	2,301	1,477	413	4,191	2,386	1,871	325	4,582
Revenue from contracts with customers	729,619	207,210	243,759	1,180,588	581,688	190,430	173,652	945,770
Rental	803	22,076	844	23,723	1,638	26,432	705	28,775
Total revenues	$730,422	$229,286	$244,603	$1,204,311	$583,326	$216,862	$174,357	$974,545
Unbilled Receivables and Deferred Revenue
    Unbilled receivables from contracts with customers amounted to $21.8 million and $12.9 million as of October 31, 2021 and January 31, 2021, respectively. This increase in unbilled receivables is primarily the result of a seasonal increase in the volume of our service transactions in which we recognize revenue as our work is performed and prior to customer invoicing.
    Deferred revenue from contracts with customers amounted to $34.1 million and $57.7 million as of October 31, 2021 and January 31, 2021, respectively. Our deferred revenue most often increases in the fourth quarter of each fiscal year due to a higher level of customer down payments or prepayments and longer time periods between customer payment and delivery of the equipment asset, and the related recognition of equipment revenue, prior to its seasonal use. During the nine months ended October 31, 2021 and 2020, the Company recognized $55.8 million and $40.9 million, respectively, of revenue that was included in the deferred revenue balance as of January 31, 2021 and January 31, 2020, respectively. No material amount of revenue was recognized during the nine months ended October 31, 2021 or 2020 from performance obligations satisfied in previous periods.
    The Company has elected as a practical expedient to not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of service of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for parts installed and services performed. The contracts for which the practical expedient has been applied include (i) equipment revenue transactions, which do not have a stated contractual term but are short-term in nature, and (ii) service revenue transactions, which also do not have a stated contractual term but are generally completed within 30 days. For such service contracts, we recognize revenue over time in the amount for which we have the right to invoice for services completed to date.
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

	October 31, 2021	January 31, 2021
	(in thousands)
Trade and unbilled receivables from contracts with customers
Trade receivables due from customers	$36,280	$31,664
Unbilled receivables	21,842	12,909
Less allowance for expected credit losses	2,600	2,994
	55,522	41,579

Trade receivables due from finance companies	14,899	14,133

Trade and unbilled receivables from rental contracts
Trade receivables	5,520	4,329
Unbilled receivables	1,025	520
Less allowance for expected credit losses	1,892	1,939
	4,653	2,910
Other receivables
Due from manufacturers	9,200	8,720
Other	1,568	1,767
	10,768	10,487
Receivables, net of allowance for expected credit losses	$85,842	$69,109
    Following is a summary of allowance for credit losses on trade and unbilled accounts receivable by segment:

	Agriculture	Construction	International	Total
	(in thousands)
Balance at January 31, 2021	$228	$1,074	$1,690	$2,992
Current expected credit loss provision	30	68	(2)	96
Write-offs charged against allowance	17	84	38	139
Credit loss recoveries collected	—	4	—	4
Foreign exchange impact	—	—	(50)	(50)
Balance at April 30, 2021	241	1,062	1,600	2,903
Current expected credit loss provision	84	50	(225)	(91)
Write-offs charged against allowance	33	64	21	118
Credit loss recoveries collected	7	1	—	8
Foreign exchange impact	—	—	19	19
Balance at July 31, 2021	299	1,049	1,373	2,721
Current expected credit loss provision	(3)	26	(8)	15
Write-offs charged against allowance	87	29	6	122
Credit loss recoveries collected	2	3	—	5
Foreign exchange impact	—	—	(19)	(19)
Balance at October 31, 2021	$211	$1,049	$1,340	$2,600

	Agriculture	Construction	International	Total
	(in thousands)
Balance at February 1, 2020	$181	$1,016	$1,746	$2,943
Current expected credit loss provision	14	113	226	353
Write-offs charged against allowance	5	71	133	209
Credit loss recoveries collected	40	4	6	50
Foreign exchange impact	—	—	(29)	(29)
Balance at April 30, 2020	230	1,062	1,816	3,108
Current expected credit loss provision	16	95	265	376
Write-offs charged against allowance	47	78	98	223
Credit loss recoveries collected	9	—	—	9
Foreign exchange impact	—	—	23	23
Balance at July 31, 2020	208	1,079	2,006	3,293
Current expected credit loss provision	30	12	(256)	(215)
Write-offs charged against allowance	44	21	48	114
Credit loss recoveries collected	2	18	—	20
Foreign exchange impact	—	—	67	67
Balance at October 31, 2020	$196	$1,088	$1,769	$3,053
    The following table presents impairment losses (recoveries) on receivables arising from sales contracts with customers and receivables arising from rental contracts:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(in thousands)
Impairment losses (recoveries) on:
Receivables from sales contracts	$20	$(213)	$340	$307
Receivables from rental contracts	54	(59)	24	92
	$74	$(272)	$364	$399
NOTE 5 - INVENTORIES

	October 31, 2021	January 31, 2021
	(in thousands)
New equipment	$235,585	$206,683
Used equipment	87,741	131,369
Parts and attachments	86,711	78,982
Work in process	2,637	1,424
	$412,674	$418,458

NOTE 6 - PROPERTY AND EQUIPMENT

	October 31, 2021	January 31, 2021
	(in thousands)
Rental fleet equipment	$81,676	$77,530
Machinery and equipment	23,570	23,354
Vehicles	59,222	55,884
Furniture and fixtures	43,717	43,678
Land, buildings, and leasehold improvements	117,606	90,730
	325,791	291,176
Less accumulated depreciation	150,463	144,011
	$175,328	$147,165
    The Company includes depreciation expense related to its rental fleet and its trucking fleet, for hauling equipment, in Cost of Revenue, which was $2.6 million and $3.1 million for the three months ended October 31, 2021 and 2020 and $6.4 million and $7.8 million for the nine months ended October 31, 2021 and 2020, respectively. All other depreciation expense is included in Operating Expenses, which was $2.9 million for the three months ended October 31, 2021 and 2020 and $8.9 million and $8.5 million for the nine months ended October 31, 2021 and 2020, respectively.
    The Company reviews its long-lived assets for potential impairment whenever events or circumstances indicate that the carrying value of the long-lived asset (or asset group) may not be recoverable. During the three months ended October 31, 2021, the Company identified no such asset group and no impairment was recorded. The Company recognized $0.2 million million in impairment charges for the three months ended October 31, 2020. For the nine months ended October 31, 2021 and October 31, 2020, the Company recognized impairment charges of $0.4 million and $0.5 million, respectively.
NOTE 7 - INTANGIBLE ASSETS
Indefinite-Lived Intangible Assets
    The Company's indefinite-lived intangible assets consist of distribution rights assets. The following is a summary of the changes in indefinite-lived intangible assets, by segment, for the nine months ended October 31, 2021:

	Agriculture	Construction	International	Total
	(in thousands)
January 31, 2021	$6,265	$72	$1,161	$7,498
Foreign currency translation	—	—	(22)	(22)
Impairment	—	—	(1,139)	(1,139)
October 31, 2021	$6,265	$72	$—	$6,337
    The Company performs impairment testing, at least annually, of its indefinite-lived distribution rights intangible assets. There were no indicators of impairment in the three months ended October 31, 2021. The Company did not recognize any impairment charges for the three months ended October 31, 2021 and recognized $1.1 million in impairment charges for the nine months ended October 31, 2021, as it fully impaired the remaining indefinite-lived intangible assets of the German reporting unit in the second quarter.
NOTE 8 - FLOORPLAN PAYABLE/LINES OF CREDIT
    As of October 31, 2021, the Company had floorplan lines of credit totaling $753.0 million, which is primarily comprised of three significant floorplan lines of credit: (i) a $450.0 million credit facility with CNH Industrial, (ii) a $185.0 million line of credit under the Third Amended and Restated Credit Agreement (the "Bank Syndicate Agreement"), and (iii) a $50.0 million credit facility with DLL Finance LLC.

    The Company's outstanding balances of floorplan lines of credit as of October 31, 2021 and January 31, 2021, consisted of the following:

	October 31, 2021	January 31, 2021
	(in thousands)
CNH Industrial	$123,303	$86,792
DLL Finance	8,899	10,667
Other outstanding balances with manufacturers and non-manufacturers	42,457	64,376
	$174,659	$161,835
    As of October 31, 2021 and January 31, 2021, the U.S. floorplan payables were generally all non-interest bearing. As of October 31, 2021, foreign floorplan payables carried various interest rates primarily ranging from 1.40% to 4.48%, compared to a range of 1.40% to 4.82% as of January 31, 2021. The Company had non-interest bearing floorplan payables of $147.2 million and $98.8 million, on October 31, 2021 and January 31, 2021, respectively. The Company has a compensating balance arrangement under one of its foreign floorplan credit facilities, which requires a minimum cash deposit to be maintained with the lender in the amount of $5.0 million for the term of the credit facility.
Bank Syndicate Credit Agreement
    On June 4, 2021, the Bank Syndicate Agreement was amended to add a benchmark replacement reference rate when the LIBOR Rate is no longer published. The identified replacement reference rate is the secured overnight financing rate (SOFR). The benchmark transition event will occur at the earliest to occur of (i) the date that all available tenors of LIBOR have permanently ceased to be reported, (ii) June 30, 2023, or (iii) the date of agreement by the banks party to the Bank Syndicate agreement and the Company to replace the LIBOR Rate. The SOFR Rate is based upon one month, two month, three month, six month, and 12 month SOFR plus between 11.4 basis points and 71.5 basis points depending on the available tenor used. In no event will the SOFR Rate be less than zero. The applicable margin is determined based on excess availability under the Bank Syndicate Agreement and ranges from 1.5% to 2%. The Company does not believe implementation of this new benchmark rate will have a material effect on its results of operations. In addition, the amendment reduced the current floor of the LIBOR Rate from 0.5% to 0.0%
DLL Finance Floorplan Payable Line of Credit
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
CNH Industrial Floorplan Payable Line of Credit
    Effective October 1, 2021, CNH updated their interest rate structure on the Company's credit facility to a tier-based rate program. The new interest rate that will be payable by the Company on outstanding borrowings will be dependent on the Company's Retail Finance Market Share and will range from 0.5% to 2.75% plus the prime rate. Previously, the credit facility charged interest at a rate equal to the prime rate plus 3.25% for the financing of new and used equipment inventories and rental fleet assets.

NOTE 9 - LONG TERM DEBT
    The following is a summary of long-term debt as of October 31, 2021 and January 31, 2021:

Description	Maturity Dates	Interest Rates	October 31, 2021	January 31, 2021
			(in thousands)
Mortgage loans, secured	Various through May 2039	2.1% to 5.1%	$52,419	$22,916
Sale-leaseback financing obligations	Various through December 2030	3.4% to 10.3%	13,246	16,505
Vehicle loans, secured	Various through September 2027	2.1% to 3.9%	10,504	9,999
Other	January 2021	2.6%	—	77
Total debt			76,169	49,497
Less: current maturities			5,667	4,591
Long-term debt, net			$70,502	$44,906
    The Company purchased buildings and real estate assets of eleven of its U.S. dealer locations in the first quarter of fiscal 2022 and financed these purchases with long term debt of $17.7 million. In the third quarter of fiscal 2022, the Company purchased buildings and real estate assets of an additional eleven of its U.S. dealer locations and financed these purchases with $10.2 million of long term debt. All of these dealer locations were previously leased from third party lessors.
NOTE 10 - DERIVATIVE INSTRUMENTS
    The Company holds derivative instruments for the purpose of minimizing exposure to fluctuations in foreign currency exchange rates to which the Company is exposed in the normal course of its operations.
    From time to time, the Company uses foreign currency forward contracts to hedge the effects of fluctuations in exchange rates on outstanding intercompany loans. The Company does not formally designate and document such derivative instruments as hedging instruments; however, the instruments are an effective economic hedge of the underlying foreign currency exposure. Both the gain or loss on the derivative instrument and the offsetting gain or loss on the underlying intercompany loan are recognized in earnings immediately, thereby eliminating or reducing the impact of foreign currency exchange rate fluctuations on net income. The Company's foreign currency forward contracts generally have three-month maturities, maturing on the last day of each fiscal quarter. The notional value of outstanding foreign currency contracts as of January 31, 2021 was $8.0 million. There were no outstanding foreign currency contracts as of October 31, 2021.
    As of January 31, 2021, the fair value of the Company's outstanding derivative instruments was not material. Derivative instruments recognized as assets are recorded in prepaid expenses and other in the condensed consolidated balance sheets, and derivative instruments recognized as liabilities are recorded in accrued expenses and other in the condensed consolidated balance sheets.
    The following table sets forth the gains and losses recognized in income from the Company’s derivative instruments for the nine months ended October 31, 2021 and 2020. Gains and losses are recognized in Interest and other income in the consolidated statements of operations:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(in thousands)
Foreign currency contract gain (loss)	$—	$471	$(159)	$660

NOTE 11 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
    The following is a summary of the changes in accumulated other comprehensive income (loss), by component, for the nine month periods ended October 31, 2021 and October 31, 2020:

	Foreign Currency Translation Adjustment	Net Investment Hedging Gain	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, January 31, 2021	$(1,212)	$2,711	$1,499
Other comprehensive loss	(2,379)	—	(2,379)
Balance, April 30, 2021	(3,591)	2,711	(880)
Other comprehensive income	938	—	938
Balance, July 31, 2021	(2,653)	2,711	58
Other comprehensive loss	(744)	—	(744)
Balance, October 31, 2021	$(3,397)	$2,711	$(686)

	Foreign Currency Translation Adjustment	Net Investment Hedging Gain	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, January 31, 2020	$(5,931)	$2,711	$(3,220)
Other comprehensive loss	(528)	—	(528)
Balance, April 30, 2020	(6,459)	2,711	(3,748)
Other comprehensive income	778	—	778
Balance, July 31, 2020	(5,681)	2,711	(2,970)
Other comprehensive income	2,181	—	2,181
Balance, October 31, 2020	$(3,500)	$2,711	$(789)
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

    The components of lease expense were as follows:

		Three Months Ended October 31,		Nine Months Ended October 31,
	Classification	2021	2020	2021	2020
		(in thousands)		(in thousands)
Finance lease cost:
Amortization of leased assets	Operating expenses	$227	$395	$915	$1,176
Interest on lease liabilities	Other interest expense	49	108	201	351
Operating lease cost	Operating expenses and rental and other cost of revenue	3,632	4,541	11,132	13,329
Short-term lease cost	Operating expenses	66	81	198	270
Variable lease cost	Operating expenses	502	739	1,755	2,109
Sublease income	Interest and other income	(226)	(136)	(643)	(419)
		$4,250	$5,728	$13,558	$16,816
    Right-of-use lease assets and lease liabilities consist of the following:

	Classification	October 31, 2021	January 31, 2021
		(in thousands)
Assets
Operating lease assets	Operating lease assets	$59,950	$74,445
Finance lease assets(a)	Property and equipment, net of accumulated depreciation	5,856	12,426
Total leased assets		$65,806	$86,871
Liabilities
Current
Operating	Current operating lease liabilities	$9,922	$11,772
Finance	Accrued expenses and other	4,078	9,823
Noncurrent
Operating	Operating lease liabilities	59,264	73,567
Finance	Other long-term liabilities	1,692	2,911
Total lease liabilities		$74,956	$98,073

(a)Finance lease assets are recorded net of accumulated amortization of $1.7 million as of October 31, 2021 and $3.0 million as of January 31, 2021.
    Maturities of lease liabilities as of October 31, 2021 are as follows:

	Operating	Finance
	Leases	Leases	Total
Fiscal Year Ended January 31,	(in thousands)
2022 (remainder)	$3,546	$3,562	$7,108
2023	13,480	845	14,325
2024	12,591	520	13,111
2025	11,978	439	12,417
2026	11,822	301	12,123
2027	11,091	270	11,361
Thereafter	19,933	572	20,505
Total lease payments	84,441	6,509	90,950
Less: Interest	15,255	739	15,994
Present value of lease liabilities	$69,186	$5,770	$74,956
    The weighted-average lease term and discount rate as of October 31, 2021 are as follows:

October 31, 2021
Weighted-average remaining lease term (years):
Operating leases	6.7
Financing leases	2.3
Weighted-average discount rate:
Operating leases	6.1%
Financing leases	5.7%

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
    Revenue generated from leasing activities is disclosed, by segment, in Note 3. The following is the balance of our dedicated rental fleet assets, included in Property and equipment, net of accumulated depreciation in the condensed consolidated balance sheet, of our Construction segment as of October 31, 2021 and January 31, 2021:

	October 31, 2021	January 31, 2021
	(in thousands)
Rental fleet equipment	$81,676	$77,530
Less accumulated depreciation	28,744	28,916
	$52,932	$48,614
NOTE 13 - FAIR VALUE MEASUREMENTS
    As of October 31, 2021 and January 31, 2021, the fair value of the Company's foreign currency contracts, which are either assets or liabilities measured at fair value on a recurring basis, was not material. These foreign currency contracts were valued using a discounted cash flow analysis, which is an income approach, utilizing readily observable market data as inputs, which is classified as a Level 2 fair value measurement.
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
    The Company also has financial instruments that are not recorded at fair value in the consolidated balance sheets, including cash, receivables, payables and long-term debt. The carrying amounts of these financial instruments approximated their fair values as of October 31, 2021 and January 31, 2021. Fair value of these financial instruments was estimated based on Level 2 fair value inputs. The estimated fair value of the Company's Level 2 long-term debt, which is provided for disclosure purposes only, is as follows:

	October 31, 2021	January 31, 2021
	(in thousands)
Carrying amount	62,923	32,992
Fair value	64,300	34,185

NOTE 14 - INCOME TAXES
    Our effective tax rate was 24.3% and 28.3% for the three months ended October 31, 2021 and 2020, respectively and was 25.0% and 26.5% for the nine months ended October 31, 2021 and 2020, respectively. The effective tax rate for the three and nine months ended October 31, 2021 and 2020 were subject to variation due to various factors such as the impact of certain discrete items, mainly the vesting of share-based compensation, the mix of domestic and foreign income, recognition of a valuation allowance on certain of our foreign deferred tax assets and foreign currency gains and losses.
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
Purchase Price Allocation
    The above acquisition has been accounted for under the acquisition method of accounting, which requires the Company to estimate the acquisition date fair value of the assets acquired and liabilities assumed. The accounting for the purchase price allocation was complete as of January 31, 2021. The following table presents the aggregate purchase price allocations for the HorizonWest acquisition completed as of January 31, 2021:

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
    The recognition of goodwill in the above business combination arose from the acquisition of an assembled workforce and anticipated synergies expected to be realized. For the business combination occurring during the fiscal year ended January 31, 2021, the Company recognized a non-competition intangible asset of $0.1 million and a distribution rights intangible asset of $0.2 million. The non-competition asset will be amortized over periods ranging from three to five years. The distribution rights assets are indefinite-lived intangible assets not subject to amortization. The Company estimated the fair value of the intangible assets using a multi-period excess earnings model, which is an income approach. Acquisition related costs were not material for the fiscal year ended January 31, 2021, and have been expensed as incurred and recognized as operating expenses in the consolidated statements of operations.
NOTE 16 - CONTINGENCIES
    The Company is engaged in legal proceedings incidental to the normal course of business. Due to their nature, such legal proceedings involve inherent uncertainties, including but not limited to, court rulings, negotiations between affected parties and governmental intervention. Based upon the information available to the Company and discussions with legal counsel, it is the Company's opinion that the outcome of these various legal actions and claims will not have a material impact on its financial position, results of operations or cash flows. These matters, however, are subject to many uncertainties, and the outcome of any matter is not predictable.
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
    Certain financial information for each of the Company’s business segments is set forth below.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Revenue
Agriculture	$281,506	$220,625	$730,422	$583,326
Construction	79,735	79,030	229,286	216,862
International	92,734	61,217	244,603	174,357
Total	$453,975	$360,872	$1,204,311	$974,545

Income (Loss) Before Income Taxes
Agriculture	$19,618	$13,575	$42,910	$26,490
Construction	3,564	1,448	6,518	(50)
International	6,260	(2,424)	9,498	(3,136)
Segment income before income taxes	29,442	12,599	58,926	23,304
Shared Resources	(619)	1,225	(793)	1,961
Total	$28,823	$13,824	$58,133	$25,265

	October 31, 2021	January 31, 2021
	(in thousands)
Total Assets
Agriculture	$393,775	$349,697
Construction	190,233	185,534
International	159,601	177,213
Segment assets	743,609	712,444
Shared Resources	111,610	103,345
Total	$855,219	$815,789

NOTE 18 - SUBSEQUENT EVENTS
    On December 1, 2021, the Company acquired certain assets of Jaycox Implement, Inc. The acquired business consisted of three agricultural equipment stores in Worthington and Luverne, Minnesota and Lake Park, Iowa. In its most recent fiscal year, Jaycox Implement, Inc. generated revenue of approximately $91 million. These locations will be included in the Company's Agriculture segment. The total cash consideration paid for the acquired business was $28.2 million. The Company has committed to acquire the real estate of Jaycox Implement, Inc., subject to customary closing conditions, for a purchase price of $5.5 million and anticipates completing the real estate acquisition by January 31, 2022. The Company has considered the disclosure requirements of ASC 805-10-50-2 and ASC 805-10-50-4 but has not included certain required disclosures in this report due to the timing of the transaction.

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
    Demand for agricultural equipment and, to a lesser extent, parts and service support, are impacted by agricultural commodity prices and net farm income. Based on September 2021 U.S. Department of Agriculture publications, the estimate of net farm income for calendar year 2021 indicated an approximate 19.5% increase as compared to calendar year 2020, and an approximate 19.6% increase in net farm income for calendar year 2020 as compared to calendar year 2019.
    For the third quarter of fiscal 2022, our net income was $21.8 million, or $0.97 per diluted share, compared to a fiscal 2021 third quarter net income of $9.9 million, or $0.44 per diluted share. Our adjusted diluted earnings per share was $0.96 for the third quarter of fiscal 2022, compared to $0.53 for the third quarter of fiscal 2021. See the Non-GAAP Financial Measures section below for a reconciliation of adjusted diluted earnings per share to diluted earnings per share, the most comparable GAAP financial measure. Significant factors impacting the quarterly comparisons were:
•Revenue in the third quarter of fiscal 2022 increased by 25.8% compared to the third quarter of fiscal 2021. Total company same store sales increased 29.9% compared to the prior year third quarter. Same store sales increased in each of the three reporting segments.
•Gross profit in the third quarter of fiscal 2022 increased 27.5% compared to the third quarter of fiscal 2021. The increase in gross profit was primarily the result of strong equipment sales and equipment gross profit margins that increased to 12.5% in the third quarter of fiscal 2022 from 10.4% in the third quarter of fiscal 2021.
•Floorplan and other interest expense decreased a combined 21.6% in the third quarter of fiscal 2022, as compared to the third quarter last year, due to lower borrowings.
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
    Recently, the Department of Labor's Occupational Safety and Health Administration ("OSHA") announced an emergency temporary standard requiring all employers with at least 100 employees to ensure their employees are fully vaccinated or require weekly testing for unvaccinated employees. In response to a court ruling, in mid-November 2021, OSHA announced that it had suspended all activities related to implementation of this new regulation pending further litigation. The exact impact that this new regulation could have on the our Company is uncertain at this time. However, it could result in employee attrition, difficulty in fulfilling future labor needs, additional costs related to compliance and may have an adverse effect on our future operating results.

    Additionally, many of our supply vendors are facing production, supply chain and staffing challenges as they work to increase production capacity. We have been and expect to continue to be proactive in ordering inventory, parts, and components to seek to ensure work will continue without delay; however we have experienced price increases, disruptions and delays on delivery of certain products.
    Although there have been logistical and other challenges as a result of the COVID-19 pandemic, there were no material adverse impacts on the Company's results of operations for the three and nine months ended October 31, 2021 or 2020. However, due to the uncertainty of the economic outlook resulting from the COVID-19 pandemic, the Company continues to monitor the situation closely.
Acquisitions
Fiscal 2022
    On December 1, 2021, the Company acquired certain assets of Jaycox Implement, Inc. The acquired business consisted of three agricultural equipment stores in Worthington and Luverne, Minnesota and Lake Park, Iowa. These locations will be included in our agriculture segment upon closing, starting in the fourth quarter of fiscal 2022. In its most recent fiscal year, Jaycox Implement, Inc. generated revenue of approximately $91 million. The total cash consideration paid for the acquired business was $28.2 million.
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
Critical Accounting Policies and Estimates
    Our critical accounting policies and estimates are included in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended January 31, 2021. There have been no changes in our critical accounting policies and estimates since January 31, 2021.
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

Comparative financial data for each of our four sources of revenue are expressed below.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(dollars in thousands)		(dollars in thousands)
Equipment
Revenue	$329,814	$240,901	$878,528	$662,060
Cost of revenue	288,576	215,770	772,584	593,048
Gross profit	$41,238	$25,131	$105,944	$69,012
Gross profit margin	12.5%	10.4%	12.1%	10.4%
Parts
Revenue	$80,521	$76,778	$208,464	$194,846
Cost of revenue	55,654	53,556	146,184	136,205
Gross profit	$24,867	$23,222	$62,280	$58,641
Gross profit margin	30.9%	30.2%	29.9%	30.1%
Service
Revenue	$32,026	$30,696	$89,405	$84,282
Cost of revenue	10,249	10,254	29,314	28,263
Gross profit	$21,777	$20,442	$60,091	$56,019
Gross profit margin	68.0%	66.6%	67.2%	66.5%
Rental and other
Revenue	$11,614	$12,497	$27,914	$33,357
Cost of revenue	7,016	8,741	17,754	23,379
Gross profit	$4,598	$3,756	$10,160	$9,978
Gross profit margin	39.6%	30.1%	36.4%	29.9%
The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Revenue
Equipment	72.7%	66.8%	72.9%	67.9%
Parts	17.7%	21.3%	17.3%	20.0%
Service	7.1%	8.5%	7.4%	8.6%
Rental and other	2.6%	3.5%	2.3%	3.4%
Total Revenue	100.0%	100.0%	100.0%	100.0%
Total Cost of Revenue	79.6%	79.9%	80.2%	80.1%
Gross Profit Margin	20.4%	20.1%	19.8%	19.9%
Operating Expenses	13.9%	15.0%	14.7%	16.4%
Impairment of Goodwill	—%	0.4%	—%	0.1%
Impairment of Intangible and Long-Lived Assets	—%	0.3%	0.1%	0.1%
Income from Operations	6.5%	4.4%	5.0%	3.1%
Other Income (Expense)	(0.2)%	(0.6)%	(0.2)%	(0.6)%
Income Before Income Taxes	6.3%	3.8%	4.8%	2.6%
Provision for Income Taxes	1.5%	1.1%	1.2%	0.7%
Net Income	4.8%	2.7%	3.6%	1.9%

Three Months Ended October 31, 2021 Compared to Three Months Ended October 31, 2020
Consolidated Results
Revenue

	Three Months Ended October 31,		Increase/	Percent
	2021	2020	(Decrease)	Change
	(dollars in thousands)
Equipment	$329,814	$240,901	$88,913	36.9%
Parts	80,521	76,778	3,743	4.9%
Service	32,026	30,696	1,330	4.3%
Rental and other	11,614	12,497	(883)	(7.1)%
Total Revenue	$453,975	$360,872	$93,103	25.8%
     Total revenue for the third quarter of fiscal 2022 was 25.8% or $93.1 million higher than the third quarter of fiscal 2021 driven primarily by increased demand for equipment, resulting in equipment revenue being 36.9% higher than the prior year period. The increased equipment demand was due to higher commodity prices, higher net farm income, and good growing conditions in our international footprint. Company-wide same-store sales in the third quarter of fiscal 2022 increased 29.9% versus the comparable period in fiscal 2021.
Gross Profit

	Three Months Ended October 31,		Increase/	Percent
	2021	2020	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$41,238	$25,131	$16,107	64.1%
Parts	24,867	23,222	1,645	7.1%
Service	21,777	20,442	1,335	6.5%
Rental and other	4,598	3,756	842	22.4%
Total Gross Profit	$92,480	$72,551	$19,929	27.5%
Gross Profit Margin
Equipment	12.5%	10.4%	2.1%	20.2%
Parts	30.9%	30.2%	0.7%	2.3%
Service	68.0%	66.6%	1.4%	2.1%
Rental and other	39.6%	30.1%	9.5%	31.6%
Total Gross Profit Margin	20.4%	20.1%	0.3%	1.5%
Gross Profit Mix
Equipment	44.6%	34.6%	10.0%	28.9%
Parts	26.9%	32.0%	(5.1)%	(15.9)%
Service	23.5%	28.2%	(4.7)%	(16.7)%
Rental and other	5.0%	5.2%	(0.2)%	(3.8)%
Total Gross Profit Mix	100.0%	100.0%
     Gross profit for the third quarter of fiscal 2022 increased 27.5% or $19.9 million, as compared to the same period last year. Gross profit margin also improved to 20.4% in the current quarter from 20.1% in the prior year quarter. The increase in gross profit margin was primarily due to stronger equipment margins, which were positively impacted by a healthy inventory and favorable end market conditions. The increase in equipment margins, was partially offset by the gross profit mix shift, to lower margin equipment sales relative to parts, service, and rental sales.

     Our Company-wide absorption rate — which is calculated by dividing our gross profit from sales of parts, service and rental fleet by our operating expenses, less commission expense on equipment sales, plus interest expense on floorplan payables and rental fleet debt — increased to 97.8% for the third quarter of fiscal 2022 compared to 94.2% during the same period last year as the increase in gross profit from parts and service in the third quarter of fiscal 2022 combined with lower floorplan interest expenses more than offset the increase in operating expenses during the period.
Operating Expenses

	Three Months Ended October 31,		Increase/	Percent
	2021	2020	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$62,943	$54,115	$8,828	16.3%
Operating Expenses as a Percentage of Revenue	13.9%	15.0%	(1.1)%	(7.3)%
    Our operating expenses in the third quarter of fiscal 2022 increased 16.3% as compared to the third quarter of fiscal 2021. The increase in operating expenses was primarily due to variable expenses associated with increased sales. Operating expenses as a percentage of revenue decreased to 13.9% in the third quarter of fiscal 2022 from 15.0% in the third quarter of fiscal 2021. The decrease in operating expenses as a percentage of revenue was due to the increase in total revenue in the third quarter of fiscal 2022, as compared to the third quarter of fiscal 2021, which positively affected our ability to leverage our fixed operating costs.
Impairment Charges

	Three Months Ended October 31,		Increase/	Percent
	2021	2020	(Decrease)	Change
	(dollars in thousands)
Impairment of Goodwill	$—	$1,453	$(1,453)	(100.0)%
Impairment of Intangible and Long-Lived Assets	—	1,102	(1,102)	(100.0)%
    The Company did not recognize any impairment expense in the third quarter of fiscal 2022. In the third quarter of fiscal 2021, the Company recognized $1.5 million in impairment expense related to certain goodwill assets in our International segment. An additional $1.1 million in impairment expense was also recognized related to other intangible assets and long-lived assets primarily in our International segment in the third quarter of fiscal 2021.
Other Income (Expense)

	Three Months Ended October 31,		Increase/	Percent
	2021	2020	(Decrease)	Change
	(dollars in thousands)
Interest and other income (expense)	$616	$(361)	$977	n/m
Floorplan interest expense	(259)	(757)	(498)	(65.8)%
Other interest expense	(1,071)	(940)	131	13.9%
    Interest and other income (expense) increased by $1.0 million in the third quarter of fiscal 2022, as compared to the third quarter of fiscal 2021, due to fluctuations in foreign currency exchange rates, primarily the Ukrainian currency. The decrease in floorplan interest expense of 65.8% was due to lower borrowings. The increase in other interest expense was primarily due to increased fixed rate, long term debt from real estate purchases throughout fiscal 2022.
Provision for Income Taxes

	Three Months Ended October 31,		Increase/	Percent
	2021	2020	(Decrease)	Change
	(dollars in thousands)
Provision for Income Taxes	$7,007	$3,912	$3,095	79.1%
     Our effective tax rate was 24.3% and 28.3% for the three months ended October 31, 2021 and October 31, 2020. The effective tax rate for each of the three months ended October 31, 2021 and 2020 is subject to variation due to factors such as the impact of certain discrete items, mainly the vesting of share-based compensation, the mix of domestic and foreign income, recognition of a valuation allowance on certain of our foreign deferred tax assets and foreign currency gains and losses.

Segment Results
    Certain financial information for our Agriculture, Construction and International business segments is presented below. “Shared Resources” in the table below refers to the various unallocated income/(expense) items that we have retained at the general corporate level. Revenue between segments is immaterial.

	Three Months Ended October 31,		Increase/	Percent
	2021	2020	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$281,506	$220,625	$60,881	27.6%
Construction	79,735	79,030	705	0.9%
International	92,734	61,217	31,517	51.5%
Total	$453,975	$360,872	$93,103	25.8%

Income (Loss) Before Income Taxes
Agriculture	$19,618	$13,575	$6,043	44.5%
Construction	3,564	1,448	2,116	146.1%
International	6,260	(2,424)	8,684	n/m
Segment Income Before Income Taxes	29,442	12,599	16,843	133.7%
Shared Resources	(619)	1,225	(1,844)	n/m
Total	$28,823	$13,824	$14,999	108.5%
Agriculture
    Agriculture segment revenue for the third quarter of fiscal 2022 increased 27.6% compared to the third quarter of fiscal 2021. The higher revenue was driven primarily by increased equipment demand due to higher commodity prices and higher net farm income.
    Agriculture segment income before income taxes was $19.6 million for the third quarter of fiscal 2022 compared to $13.6 million for the third quarter of fiscal 2021. Higher equipment revenue along with increased gross profit margin on equipment drove the largest increase in gross profit. Decreased inventory levels resulted in lower floorplan and other interest expense for the third quarter of fiscal 2022, as compared to the third quarter of fiscal 2021, which also contributed to the improvement in segment results.
Construction
    Construction segment revenue for the third quarter of fiscal 2022 was flat compared to the third quarter of fiscal 2021. However, after taking into account the divestiture of the Phoenix and Tucson, Arizona stores in the fourth quarter of fiscal 2021, same-store sales in our Construction segment increased 11.1% for the third quarter of fiscal 2022, as compared to the third quarter of fiscal 2021. Higher same store sales were driven by increased construction activity throughout the footprint.
    Our Construction segment income before taxes was $3.6 million for the third quarter of fiscal 2022 compared to $1.4 million in the third quarter of fiscal 2021. The improvement in segment results was primarily due to increased equipment gross profit margin and decreased inventory levels which resulted in lower floorplan interest expense for the third quarter of fiscal 2022, as compared to the third quarter of fiscal 2021. An increase in rental fleet utilization, led to an increase in rental gross profit margin, which also contributed to the improvement in segment results. The dollar utilization — which is calculated by dividing the rental revenue earned on our rental fleet by the average gross carrying value of our rental fleet (comprised of original equipment costs plus additional capitalized costs) for that period — of our rental fleet increased from 25.7% in the third quarter of fiscal 2021 to 31.4% in the third quarter of fiscal 2022.
International
    International segment revenue, for the third quarter of fiscal 2022 increased 51.5% compared to the third quarter of fiscal 2021. Higher segment revenue was driven by many of the same macroeconomic factors as the Agriculture segment, as well as favorable growing conditions throughout most of the farming footprint we serve, which has improved customer sentiment and has had a positive impact on equipment sales. The increase was partially offset by the divestiture of our Novi Sad, Serbia location in the third quarter of fiscal 2022. Same-store sales in our International segment increased 62.5% for the third quarter of fiscal 2022 as compared to the third quarter of fiscal 2021, primarily driven by an increase in equipment sales.

    Our International segment income before income taxes was $6.3 million for the third quarter of fiscal 2022 compared to segment loss before income taxes of $2.4 million for the same period last year. The increase in segment pre-tax income was primarily the result of increased equipment sales and equipment gross profit margin. The segment did not recognize any impairment in the third quarter of fiscal 2022 compared to $2.3 million of goodwill and other intangible asset impairment related charges in the third quarter of fiscal 2021.
Shared Resources/Eliminations
    We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate most of these net expenses to our segments. Since these allocations are set early in the year, and a portion is planned to be unallocated, unallocated balances may occur. Shared Resources loss before income taxes was $0.6 million for the third quarter of fiscal 2022 compared to income before income taxes of $1.2 million for the same period last year.

Nine Months Ended October 31, 2021 Compared to Nine Months Ended October 31, 2020
Consolidated Results
Revenue

	Nine Months Ended October 31,		Increase/	Percent
	2021	2020	(Decrease)	Change
	(dollars in thousands)
Equipment	$878,528	$662,060	$216,468	32.7%
Parts	208,464	194,846	13,618	7.0%
Service	89,405	84,282	5,123	6.1%
Rental and other	27,914	33,357	(5,443)	(16.3)%
Total Revenue	$1,204,311	$974,545	$229,766	23.6%
    Total revenue for the first nine months of fiscal 2022 was up 23.6% or $229.8 million compared to the first nine months of fiscal 2021, with increases in revenue from our equipment, parts and service businesses. The 32.7% increase in equipment sales was the primary factor in the total sales increase from the prior year period with all three segments recognizing increases, compared to the prior year period. Company-wide same-store sales increased 25.8% over the comparable prior year period.
Gross Profit

	Nine Months Ended October 31,		Increase/	Percent
	2021	2020	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$105,944	$69,012	$36,932	53.5%
Parts	62,280	58,641	3,639	6.2%
Service	60,091	56,019	4,072	7.3%
Rental and other	10,160	9,978	182	1.8%
Total Gross Profit	$238,475	$193,650	$44,825	23.1%
Gross Profit Margin
Equipment	12.1%	10.4%	1.7%	16.3%
Parts	29.9%	30.1%	(0.2)%	(0.7)%
Service	67.2%	66.5%	0.7%	1.1%
Rental and other	36.4%	29.9%	6.5%	21.7%
Total Gross Profit Margin	19.8%	19.9%	(0.1)%	(0.5)%
Gross Profit Mix
Equipment	44.4%	35.6%	8.8%	24.7%
Parts	26.1%	30.3%	(4.2)%	(13.9)%
Service	25.2%	28.9%	(3.7)%	(12.8)%
Rental and other	4.3%	5.2%	(0.9)%	(17.3)%
Total Gross Profit Mix	100.0%	100.0%
     Gross profit increased 23.1% or $44.8 million for the first nine months of fiscal 2022, as compared to the same period last year. The increase in gross profit was primarily the result of increased equipment sales and stronger equipment margins for the first nine months of fiscal 2022. These higher equipment sales and margins were driven by a healthy inventory and favorable end market conditions. The overall gross profit margin decreased slightly from 19.9% to 19.8% due to a shift in gross profit mix to lower margin equipment sales relative to parts, service, and rental sales.
    Our Company-wide absorption rate for the first nine months of fiscal 2022 increased to 86.7%, as compared to 82.7% during the same period last year, as the increase in gross profit from parts and service combined with lower floorplan interest expense more than offset the increase in operating expenses during the nine month period compared to that of the prior year nine month period.

Operating Expenses

	Nine Months Ended October 31,		Increase/	Percent
	2021	2020	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$176,460	$160,252	$16,208	10.1%
Operating Expenses as a Percentage of Revenue	14.7%	16.4%	(1.7)%	(10.4)%
    Our operating expenses for the first nine months of fiscal 2022 increased $16.2 million as compared to the first nine months of fiscal 2021. The increase in operating expenses was primarily due to variable expenses associated with increased sales. Operating expenses as a percentage of revenue decreased to 14.7% in the first nine months of fiscal 2022 from 16.4% in the first nine months of fiscal 2021. The decrease in operating expenses as a percentage of total revenue was due to the increase in total revenue in the first nine months of fiscal 2022, as compared to the first nine months of fiscal 2021, which positively affected our ability to leverage our fixed operating costs.
Impairment Charges

	Nine Months Ended October 31,		Increase/	Percent
	2021	2020	(Decrease)	Change
	(dollars in thousands)
Impairment of Goodwill	$—	$1,453	$(1,453)	(100.0)%
Impairment of Intangible and Long-Lived Assets	1,498	1,318	180	13.7%
    We recognized $1.5 million in impairment charges in our International segment related to certain intangible and long-lived assets and $1.3 million of impairment charges on certain long-lived assets primarily in our International segment during the first nine months of fiscal 2022 and 2021, respectively. In addition, in the first nine months of fiscal 2021, we recognized $1.5 million in impairment charges related to certain goodwill assets in the International segment, but had no such impairment charges in the first nine months of fiscal 2022.
Other Income (Expense)

	Nine Months Ended October 31,		Increase/	Percent
	2021	2020	(Decrease)	Change
	(dollars in thousands)
Interest and other income (expense)	$1,936	$332	$1,604	n/m
Floorplan interest expense	(1,027)	(2,811)	(1,784)	(63.5)%
Other interest expense	(3,292)	(2,884)	408	14.1%
     Floorplan interest expense decreased 63.5% for the first nine months of fiscal 2022, as compared to the same period last year, primarily due to lower borrowings and a lower interest rate environment. The increase in other interest expense in the first nine months of fiscal 2022, as compared to the first nine months of fiscal 2021, is the result of increased long term debt on real estate purchased during fiscal 2022. The increase in interest and other income in the first nine months of fiscal 2022 as compared to the same period of fiscal 2021 is primarily due to foreign currency gains in fiscal 2022 due to the strengthening of the Ukrainian currency compared to losses in fiscal 2021 due to the devaluation of the Ukranian currency.

Provision for Income Taxes

	Nine Months Ended October 31,		Increase/	Percent
	2021	2020	Decrease	Change
	(dollars in thousands)
Provision for Income Taxes	$14,521	$6,691	$7,830	117.0%
     Our effective tax rate was 25.0% for the first nine months of fiscal 2022 and 26.5% for the same period last year. The effective tax rate for the nine months ended October 31, 2021 and 2020 is subject to variation due to factors such as the impact of certain discrete items, mainly the vesting of share-based compensation, the mix of domestic and foreign income, recognition of a valuation allowance on certain of our foreign deferred tax assets and foreign currency gains and losses.
Segment Results
    Certain financial information for our Agriculture, Construction and International business segments is presented below. “Shared Resources” in the table below refers to the various unallocated income/(expense) items that we have retained at the general corporate level. Revenue between segments is immaterial.

	Nine Months Ended October 31,		Increase/	Percent
	2021	2020	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$730,422	$583,326	$147,096	25.2%
Construction	229,286	216,862	12,424	5.7%
International	244,603	174,357	70,246	40.3%
Total	$1,204,311	$974,545	$229,766	23.6%

Income (Loss) Before Income Taxes
Agriculture	$42,910	$26,490	$16,420	62.0%
Construction	6,518	(50)	6,568	n/m
International	9,498	(3,136)	12,634	n/m
Segment Income Before Income Taxes	58,926	23,304	35,622	n/m
Shared Resources	(793)	1,961	(2,754)	n/m
Total	$58,133	$25,265	$32,868	130.1%
Agriculture
    Agriculture segment revenue for the first nine months of fiscal 2022 increased 25.2% compared to the same period last year. We experienced increases across our equipment, parts and service businesses. Equipment sales were driven by increased equipment demand due to higher commodity prices and higher net farm income. All sources of revenue in this segment benefited from the addition of the three HorizonWest locations (acquired in May 2020) that were not in the full prior year nine-month period. Same-store sales increased 23.8% for the first nine months of fiscal 2022, as compared to the same period last year.
    Agriculture segment income before income taxes was $42.9 million for the first nine months of fiscal 2022 compared to $26.5 million over the first nine months of fiscal 2021. The improvement in segment results was the result of higher equipment revenue along with higher gross profit margin on equipment driven by increased demand and healthy inventory. Decreased inventory levels resulted in lower floorplan and other interest expense for the nine months ended October 31, 2021, which also contributed to the improvement in segment results.
Construction
    Construction segment revenue for the first nine months of fiscal 2022 increased 5.7% compared to the same period last year, due to a same-store sales increase of 16.3%, which more than offset our divestiture of the Phoenix and Tucson, Arizona stores in the fourth quarter of fiscal year 2021. Higher equipment sales were driven by increased construction activity throughout the footprint.
    Our Construction segment income before income taxes was $6.5 million for the first nine months of fiscal 2022 compared to a loss before income taxes of $0.1 million for the first nine months of fiscal 2021. The increase in segment results was primarily due to increased construction activity as well as operational improvements within the segment. The segment also benefited from decreased inventory levels which resulted in lower floorplan and other interest expense for the nine months ended October 31, 2021. The dollar utilization of our rental fleet increased from 22.2% in the first nine months of fiscal 2021 to 25.8% in the first nine months of fiscal 2022.
International
    International segment revenue for the first nine months of fiscal 2022 increased 40.3% compared to the same period last year. Higher segment revenue is being driven by many of the same macroeconomic factors as the Agriculture segment as well as favorable growing conditions for much of our farming footprint which has had a positive impact on all sources of sales, but primarily equipment sales.
    Our International segment income before income taxes was $9.5 million for the first nine months of fiscal 2022 compared to a loss before income taxes of $3.1 million for the same period last year. The higher segment results were the result of increased equipment sales and equipment gross profit margin. Impairment charges of $1.5 million were recognized in the first nine months of fiscal 2022 compared to $2.3 million in the first nine months of fiscal 2021, related to the impairment of certain goodwill, other intangible and long-lived assets of our German reporting unit.
Shared Resources/Eliminations
    We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate most of these net expenses to our segments. Since these allocations are set early in the year, and a portion is planned to be unallocated, unallocated balances may occur. Shared Resources loss before income taxes was $0.8 million for the first nine months of fiscal 2022 compared to income before income taxes of $2.0 million for the same period last year.

Non-GAAP Financial Measures
    To supplement net income and diluted earnings per share ("Diluted EPS"), both GAAP measures, we present adjusted net income and adjusted Diluted EPS, both non-GAAP measures, which include adjustments for items such as ERP transition costs for fiscal year 2021, impairment charges and foreign currency remeasurement gains/losses in Ukraine. We believe that the presentation of adjusted net income and adjusted Diluted EPS is relevant and useful to our management and investors because it provides a measurement of earnings on activities that we consider to occur in the ordinary course of our business. Adjusted net income and adjusted Diluted EPS should be evaluated in addition to, and not considered a substitute for, or superior to, the most comparable GAAP measure. In addition, other companies may calculate these non-GAAP measures in a different manner, which may hinder comparability of our adjusted results with those of other companies.
Change in Non-GAAP Financial Measures
    Beginning in the third quarter of fiscal 2022, the Company discontinued the use of the adjusted cash-flow measure and revised its presentation of two non-GAAP measures, Adjusted Net Income and Adjusted Diluted EPS, to better align with SEC guidance. The adjustment for income tax valuation allowance, a non-cash tax expense related to the use of deferred tax assets in certain jurisdictions, will no longer be included in these two non-GAAP measures. For comparability, references to prior periods' non-GAAP measures have also been updated to show the effect of omitting the valuation allowance from Adjusted Net Income and Adjusted Diluted EPS - see table below.
The following tables reconcile (i) net income, a GAAP measure, to adjusted net income and (ii) Diluted EPS, a GAAP measure, to adjusted Diluted EPS:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(dollars in thousands, except per share data)
Adjusted Net Income
Net Income	$21,816	$9,912	$43,612	$18,574
Adjustments
ERP transition costs	—	766	—	2,250
Impairment charges	—	2,555	1,498	2,771
Ukraine remeasurement (gain) / loss	(113)	338	(296)	973
Total Pre-Tax Adjustments	(113)	3,659	1,202	5,994
Less: Tax Effect of Adjustments (1)	—	1,566	—	2,613
Total Adjustments	(113)	2,093	1,202	3,381
Adjusted Net Income	$21,703	$12,005	$44,814	$21,955

Adjusted Diluted EPS
Diluted EPS	$0.97	$0.44	$1.93	$0.83
Adjustments (2)
ERP transition costs	—	0.03	—	0.10
Impairment charges	—	0.11	0.07	0.12
Ukraine remeasurement (gain) / loss	(0.01)	0.02	(0.02)	0.04
Total Pre-Tax Adjustments	(0.01)	0.16	0.05	0.26
Less: Tax Effect of Adjustments (1)	—	0.07	—	0.12
Total Adjustments	(0.01)	0.09	0.05	0.14
Adjusted Diluted EPS	$0.96	$0.53	$1.98	$0.97

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
Equipment Inventory and Floorplan Payable Credit Facilities
    As of October 31, 2021, the Company had floorplan payable lines of credit for equipment purchases totaling $753.0 million, which is primarily comprised of a $450.0 million credit facility with CNH Industrial, a $185.0 million floorplan payable line under the Bank Syndicate Agreement, and a $50.0 million credit facility with DLL Finance.
    Our equipment inventory turnover increased from 1.6 times for the rolling 12 month period ended October 31, 2020 to 3.1 times for the rolling 12 month period ended October 31, 2021. The increase in equipment turnover was attributable to an increase in equipment sales and a decrease in average equipment inventory over the rolling 12 month period ended October 31, 2021 as compared to the same period ended October 31, 2020. Our equity in equipment inventory, which reflects the portion of our equipment inventory balance that is not financed by floorplan payables, decreased to 46.0% as of October 31, 2021 from 52.1% as of January 31, 2021. The decrease was due to more inventory being financed with non-interest bearing floorplan lines of credit.
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
    As of October 31, 2021, we were in compliance with the financial covenants under our CNH Industrial and DLL Finance credit agreements and we were not subject to the fixed charge coverage ratio covenant under the Bank Syndicate Agreement as our adjusted excess availability plus eligible cash collateral (as defined therein) was not less than 15% of the lesser of (i) aggregate borrowing base and (ii) maximum credit amount as of October 31, 2021. While not expected to occur, if anticipated operating results were to create the likelihood of a future covenant violation, we would expect to work with our lenders on an appropriate modification or amendment to our financing arrangements.
Cash Flow
Cash Flow Provided by Operating Activities
    Net cash provided by operating activities was $72.3 million for the first nine months of fiscal 2022, compared to net cash provided by operating activities of $60.8 million for the first nine months of fiscal 2021. The change in net cash provided by operating activities is primarily the result of an increase in net income and an increase in the amount of inventory financed with non-interest bearing floorplan lines of credit from manufacturers which was partially offset by an increase in receivables and prepaid expenses for the first nine months of fiscal 2022.
Cash Flow Used for Investing Activities
    Net cash used for investing activities was $29.0 million for the first nine months of fiscal 2022, compared to $22.2 million for the first nine months of fiscal 2021. The increase in cash used for investing activities was primarily the result of an increase in property and equipment purchases as the Company purchased formerly leased buildings and bought out vehicle leases in the first nine months of fiscal 2022.
Cash Flow Used for Financing Activities
    Net cash used for financing activities was $31.3 million for the first nine months of fiscal 2022 compared to cash used for financing activities of $40.8 million for the first nine months of fiscal 2021. The decrease in cash used for financing activities was primarily the result of a decrease in repayments of non-manufacturer floorplan lines of credit partially offset by an increase of principal payments on long term debt in the first nine months of fiscal 2022 compared to the same period last year.
Information Concerning Off-Balance Sheet Arrangements
    As of October 31, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Therefore, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
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
    Forward-looking statements are statements based on future expectations and specifically may include, among other things, statements relating to our expectations regarding exchange rate and interest rate impact on our business, the impact of farm income levels on customer demand for agricultural equipment and services, the impact of the COVID-19 pandemic on our business, including the impact of OSHA's emergency regulations regarding vaccination or weekly testing of employees, the general market conditions of the agricultural and construction industries, equipment inventory levels, discussion of the anticipated implementation date of our new ERP system, and our primary liquidity sources, and the adequacy of our capital resources. Any statements that are not based upon historical facts, including the outcome of events that have not yet occurred and our expectations for future performance, are forward-looking statements. The words “potential,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” “plan,” “anticipate,” and similar words and expressions are intended to identify forward-looking statements. These statements are based upon the current beliefs and expectations of our management. These forward-looking statements involve important risks and uncertainties that could significantly affect anticipated results or outcomes in the future and, accordingly, actual results or outcomes may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, the duration, scope and impact of the COVID-19 pandemic on the Company's operations and business, including the disruption of supply chains and associated impacts on the Company's supply vendors, adverse market conditions in the agricultural and construction equipment industries, and those matters identified and discussed under the section titled “Risk Factors” in our Annual Report on Form 10-K. In addition to those matters, there may exist additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that may materially adversely affect our business, financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    We are exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates.
Interest Rate Risk
    Exposure to changes in interest rates results from borrowing activities used to fund operations. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. We have both fixed and floating rate financing. Some of our floating rate credit facilities contain minimum rates of interest to be charged. Based upon our interest-bearing balances and interest rates as of October 31, 2021, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $0.3 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $0.3 million. At October 31, 2021, we had floorplan payables of $174.7 million, of which approximately $27.4 million was variable-rate floorplan payable and $147.2 million was non-interest bearing. In addition, at October 31, 2021, we had total long-term debt, including finance lease obligations, of $81.9 million, of which all was fixed rate debt.
Foreign Currency Exchange Rate Risk
    Our foreign currency exposures arise as the result of our foreign operations. We are exposed to transactional foreign currency exchange rate risk through our foreign entities’ holding assets and liabilities denominated in currencies other than their functional currency. In addition, the Company is exposed to foreign currency transaction risk as a result of certain intercompany financing transactions. The Company attempts to manage its transactional foreign currency exchange rate risk through the use of derivative financial instruments, primarily foreign exchange forward contracts, or through natural hedging instruments. Based upon balances and exchange rates as of October 31, 2021, holding other variables constant, we believe that a hypothetical 10% increase or decrease in all applicable foreign exchange rates would not have a material impact on our results of operations or cash flows. As of October 31, 2021, our Ukrainian subsidiary had $1.2 million of net monetary assets denominated in Ukrainian hryvnia ("UAH"). We have attempted to minimize our net monetary asset position in Ukraine through reducing overall asset levels in Ukraine and at times through borrowing in UAH which serves as a natural hedging instrument offsetting our net UAH denominated assets. At certain times, currency and payment controls imposed by the National Bank of Ukraine have limited our ability to manage our net monetary asset position.
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

EXHIBIT INDEX
TITAN MACHINERY INC.
FORM 10-Q

No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended October 31, 2021, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	December 2, 2021
TITAN MACHINERY INC.

		By	/s/ Mark Kalvoda
Mark Kalvoda
Chief Financial Officer
(Principal Financial Officer)