Form 10-K
period 2022-01-31
Titan Machinery Inc.
filed 2022-04-01
CIK 1409171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JANUARY 31, 2022 OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of our common stock held by non-affiliates as of July 31, 2021 was approximately $567.7 million (based on the last sale price of $28.53 per share on such date as reported on the NASDAQ Global Select Market).
The number of shares outstanding of the registrant's common stock as of March 28, 2022 was 22,587,476 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant's 2022 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report.

Table of Content
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

Table of Content

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
    Throughout our 41-year operating history, we have built an extensive, geographically contiguous network of 74 stores in the United States and 35 stores in Europe. Our Agriculture stores in the U.S. are located in Iowa, Minnesota, Nebraska, North Dakota, South Dakota and Wyoming and include several highly productive farming regions, such as the Red River Valley in eastern North Dakota and northwestern Minnesota, portions of the corn belt in Iowa, eastern South Dakota and southern Minnesota, and along the I-80 corridor in Nebraska, which sits on top of the Ogallala Aquifer. Our Construction stores are located in Colorado, Iowa, Minnesota, Nebraska, North Dakota, South Dakota, and Wisconsin. Our international stores are located in the European countries of Bulgaria, Germany, Romania, and Ukraine.
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
New and Used Equipment Sales
    We sell new agricultural and construction equipment manufactured under the CNH Industrial family of brands as well as equipment from a variety of other manufacturers. The used equipment we sell is primarily acquired through trade-ins from our customers. The agricultural equipment we sell and service includes machinery and attachments for uses ranging from large-scale farming to home and garden purposes. The construction equipment we sell and service includes heavy construction machinery, light industrial machinery for commercial and residential construction, and road and highway construction machinery. Equipment sales generate cross-selling opportunities by populating our markets with equipment in need of service and parts. Equipment revenue represented 75.4%, 72.0% and 70.3% of total revenue for the fiscal years ended January 31, 2022, 2021 and 2020.

Table of Content
Parts Sales
    We maintain an extensive in-house parts inventory to provide timely parts and repair and maintenance support to our customers. Our parts sales provide a relatively stable revenue stream that is less sensitive to economic cycles than our equipment sales. Parts revenue represented 15.6%, 17.3% and 17.9% of total revenue for the fiscal years ended January 31, 2022, 2021 and 2020.
Equipment Repair and Maintenance Services
    We provide repair and maintenance services, including warranty repairs, for our customers' equipment. All of our stores have service shops staffed by trained service technicians. In addition, our technicians are able to make off-site repairs at customer locations. We provide proactive and comprehensive customer service by maintaining service histories for each piece of equipment owned by our customers, maintaining 24/7 service hours in times of peak equipment usage, providing on-site repair services, scheduling off-season maintenance activities with customers, notifying customers of periodic service requirements and providing training programs to customers in order to educate them on standard maintenance requirements. Our after-market repair and maintenance services have historically provided a high-margin, relatively stable source of revenue through changing economic cycles. Service revenue represented 6.8%, 7.6% and 7.6% of total revenue for the fiscal years ended January 31, 2022, 2021 and 2020.
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
    Equipment rental and other revenue represented 2.2%, 3.1% and 4.2% of total revenue for the fiscal years ended January 31, 2022, 2021 and 2020.
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
    We believe there are many factors that influence demand for agricultural equipment, parts, and repair and maintenance services, including net farm income, commodity markets, production yields, tariffs and trade policies, interest rates, government policies, European Union subvention funds and individual European country subsidies, tax policies, local growing conditions, and general economic conditions. Any of these conditions can change materially in a short time period, creating volatility in demand for our products and services. U.S federal legislation, such as the Farm Bill, attempts to stabilize the agriculture industry through various policies including (i) commodity programs consisting of direct, counter-cyclical and price support payments to farmers; (ii) conservation programs; (iii) crop insurance programs; and (iv) disaster relief programs. In recent years, the U.S. federal government has furnished market facilitation program payments to farmers or ranchers to compensate for the adverse impact of trade policies, along with payments under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, which payments have assisted our customers. We believe that these various federal policies reduce financial volatility in the agriculture industry and assist farmers in continuing to operate their farms during economic down cycles and through the adverse headwinds caused by trade policies and tariffs.

Table of Content
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

Table of Content
Ability to Attract and Retain Superior Employees.
    We recognize that attracting and retaining talented employees is essential to achieving outstanding company performance. We strive to develop our employees through a structured training program, and to invest in our employees' development. In addition, we have robust compensation tools that allow us to react to rapidly changing market conditions and reward employees for high performance. We believe that our efforts in these areas will enable us to attract and retain superior employees, necessary for us to be successful in our industry. See "Human Capital".
Diverse and Stable Customer Base Reduces Market Risk
    Our large geographic footprint covering eight U.S. states and four European countries provides a diversified customer base. We believe that this diverse customer base reduces the potential impact of risks associated with customer concentration and fluctuations in local market conditions. During fiscal 2022, none of our customers accounted for more than 1.0% of our total revenue. Revenue from customers located outside of the United States is primarily included in our International segment, which represented 18.6%, 15.5% and 18.1% of total consolidated revenue during fiscal 2022, 2021 and 2020, respectively. In addition, our large geographic footprint enables us to capitalize on crop diversification and disparate weather conditions in growing regions, as well as local trends in residential, infrastructure and commercial construction.
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
Growth Strategy
    We pursue the following growth strategies:
Increasing Same-Store Sales and Market Share
    Increasing same-store sales and market share are among our top priorities. This type of growth both enhances our current period revenue and increases our potential future revenue during the life of the sold equipment as a result of the potential for recurring parts and service business. We seek to generate growth in same-store sales and market share through the following:
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

Table of Content
    We regularly assess the acquisition landscape, evaluating potential acquisitions in terms of availability and alignment to our long-term growth strategy. Typically, in an acquisition, we have acquired only the working capital and fixed assets that we believe are necessary to run an efficient store, and we do not generally assume any indebtedness. On occasion, we have acquired all of the outstanding equity of a company. Acquisitions are typically financed with available cash balances, floorplan payable line of credit capacity, and long-term debt.
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
Suppliers
CNH Industrial—Case IH Agriculture, Case Construction, New Holland Agriculture and New Holland Construction
    CNH Industrial is a publicly-traded, global leader in the agricultural and construction equipment industries. In 2021, CNH Industrial generated $17.8 billion in revenue from its equipment operations. CNH Industrial is the world's second largest manufacturer of agricultural equipment, manufacturing the Case IH Agriculture and New Holland Agriculture brands of equipment. Case IH Agriculture, recognized by the red color of its equipment, possesses over 170 years of farm equipment heritage. New Holland Agriculture, recognized by the blue color of its tractors and the yellow color of its harvesting and hay equipment, has over 120 years of farm equipment industry experience. The Case Construction and New Holland Construction brands are also owned and operated by CNH Industrial.
    In fiscal 2022, CNH Industrial supplied approximately 76% of the new equipment sold in our Agriculture segment, 66% of the new equipment sold in our Construction segment, and 70% of the new equipment sold in our International segment. In addition, CNH Industrial provides financing and insurance products and services to our end-user customers through its affiliate CNH Industrial Capital America, LLC ("CNH Industrial Capital").
    Our relationship with CNH Industrial is more than a typical supply relationship; it is strategic for both our Company and CNH Industrial. In that regard, we believe that it is in each company's interest to maintain and develop the longstanding strong relationship we share.
Dealership Agreements
    We have entered into separate dealership agreements with CNH Industrial to sell and service the Case IH Agriculture, New Holland Agriculture, Case Construction and New Holland Construction brands (collectively the “CNH Industrial Dealer Agreements”). Separate CNH Industrial Dealer Agreements exist for each of our North American stores or store complexes, and for each of the European countries in which we operate. The structure of the North American and European agreements are very similar. Except as noted, the following discussion describes each of the North American CNH Industrial Dealer Agreements.
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
    Under our CNH Industrial Dealer Agreements, we have both the right and obligation to sell CNH Industrial equipment and related parts and products and to provide customers with repair services. The CNH Industrial Dealer Agreements impose various requirements on us regarding the location and appearance of facilities, satisfactory levels of new equipment and parts inventories, the training of personnel, adequate business enterprise and information technology systems, adequate working capital, a maximum adjusted debt to tangible net worth ratio, development of annual sales and marketing goals, and furnishing of monthly and annual financial information to CNH Industrial. We must obtain the approval or consent of CNH Industrial in the event of proposed fundamental changes to our ownership, governance or business structure (defined as "change in control" events) including, among other things, (i) a merger, consolidation or reorganization, unless securities representing more than 50% of the total combined voting power of the successor corporation are immediately owned, directly or indirectly, by persons that owned our securities prior to the transaction; (ii) a sale of all or substantially all of our assets; (iii) any transaction or series of transactions resulting in a person or affiliated group acquiring 30% or more of the combined voting power of our securities or, in the case of a competitor of CNH Industrial, acquiring 20% or more of the combined voting power of our securities; (iv) a substantial disposition of shares of our common stock by certain named executives; (v) certain significant changes in the

Table of Content
composition of our Board of Directors; and (vi) replacement of our Chief Executive Officer. The CNH Industrial Dealer Agreements do not establish mandatory minimum or maximum retail pricing for our equipment, parts, or service offerings.
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
    CNH Industrial has the right to terminate its dealer agreements with us immediately in certain circumstances, including in the event of (i) our insolvency or bankruptcy, (ii) a material breach by us of the provisions of a CNH Industrial Dealer Agreement or (iii) our failure to secure the consent of CNH Industrial prior to the occurrence of a “change in control” event. The CNH Industrial Dealer Agreements governing Case Construction equipment grant CNH Industrial the right to terminate these CNH Industrial Dealer Agreements for any reason upon 120 days prior written notice. In addition, we have the right to terminate any of the CNH Industrial Dealer Agreements at any time, with or without cause, upon 60 days prior written notice. Subject to protections provided under state dealer protection laws, in the event that CNH Industrial offers a new dealer agreement or an amendment to the existing CNH Industrial Dealer Agreements to all authorized CNH Industrial dealers located in the state, CNH Industrial is permitted to terminate our existing CNH Industrial Dealer Agreements for stores located in that state upon at least 180 days prior written notice if we refuse or otherwise fail to enter into such new agreements or amendments. In addition, to the extent CNH Industrial determines that we are not meeting our obligations under the CNH Industrial Dealer Agreement with respect to a particular product, CNH Industrial may, upon 60 days prior written notice to us, remove such product from the authorized product list allowed to be sold or serviced by us. In the event of termination of any of the CNH Industrial Dealer Agreements, CNH Industrial is obligated to repurchase the inventory of the CNH Industrial brand applicable to the agreement being terminated. The CNH Industrial Dealer Agreements generally do not include non-compete provisions that apply during or after the term of such agreements or limit our operations apart from our designated CNH Industrial dealership store locations. Our CNH Industrial Dealer Agreements for Case Construction equipment, absent consent of CNH Industrial, restrict our ability to sell competing products (new equipment and parts) of other manufacturers at our Case dealership store locations during the term of such agreements. Our CNH Industrial Dealer Agreements require us to operate any material business activities not related to sales of CNH Industrial products or services to customers in agricultural, construction, industrial or similar markets separately from our CNH Industrial dealership business.
    CNH Industrial and other equipment suppliers frequently provide to its dealers interest free financing on equipment purchases. The interest free periods are for varying terms but generally less than 6 months. After the supplier's interest free floorplan expires, for any equipment that has not already been sold at retail, we typically pay off the supplier's financing with cash or through one of our lower interest rate floorplan credit facilities. Generally, payment for parts purchased from CNH Industrial entities is due within 30 days. CNH Industrial makes available to us any floorplan programs, parts return programs, sales or incentive programs or similar plans or programs it offers to its other dealers, and provides us with promotional items and marketing materials.
    The CNH Industrial Dealer Agreements for our European operations, with the exception of Ukraine, grant to us exclusive territories. We are restricted in our ability to sell competing products in our assigned territories. Our CNH Industrial Dealer Agreements for our European operations do not have a fixed term. CNH Industrial can terminate these agreements immediately in certain circumstances constituting cause, and for any reason upon 24 months' prior written notice.
Other Suppliers
    In addition to products supplied by CNH Industrial, we sell a variety of new equipment and parts supplied by other manufacturers. These products tend to address specialized niche markets and complement the CNH Industrial products we sell by filling gaps in the CNH Industrial line of products. We believe our offering of products for specialized niche markets supports our goal of being a one-stop solution for our customers' equipment needs at each of our stores. Approximately 27% of our total new equipment sales in fiscal 2022 resulted from sales of products manufactured by companies other than CNH Industrial, with our single largest manufacturer other than CNH Industrial representing approximately 2% of our total new equipment sales during fiscal 2022. The terms of our arrangements with these other suppliers vary, but most of the dealership agreements contain termination provisions allowing the supplier to terminate the agreement after a specified notice period, which is typically 30 days. Payment and financing practices with these other suppliers are similar to those practices described above with respect to CNH Industrial.

Table of Content
Customers
    Our North America agriculture customers vary from small, single machine owners to large farming operations, primarily in the states of Iowa, Minnesota, Nebraska, North Dakota, South Dakota and Wyoming. In fiscal 2022, no single agriculture customer accounted for more than 1.0% of our Agriculture revenue.
    Our Construction customers include a wide range of construction contractors, public utilities, forestry, energy companies, farmers, municipalities and maintenance contractors, primarily in the states of Colorado, Iowa, Minnesota, Nebraska, North Dakota, South Dakota, and Wisconsin. They vary in size from small, single machine owners to large firms. In fiscal 2022, no single construction equipment customer accounted for more than 2.0% of our Construction revenue.
    Our international customers vary from small, single machine owners to large farming operations, primarily in the European countries of Bulgaria, Germany, Romania, and Ukraine. We also sell Case construction equipment in Bulgaria and Romania. In fiscal 2022, no single international customer accounted for more than 2.0% of our International revenue.
Floorplan Payable Financing
    We attempt to maintain at each store, or have readily available at other stores in our network, sufficient new equipment inventory to satisfy customer demand. Inventory levels fluctuate throughout the year and tend to increase before the primary sales seasons for agricultural equipment.
    The cost of floorplan payable financing is an important factor affecting our financial results. CNH Industrial Capital offers floorplan payable financing to CNH Industrial dealers to finance the purchase of inventory from CNH Industrial and for used equipment inventory purchased on trade-ins from our customers. CNH Industrial Capital provides this financing in part to enable dealers to carry representative inventories of equipment and encourage the purchase of goods by dealers in advance of seasonal retail demand. CNH Industrial Capital charges variable market rates of interest based on the prime rate on balances outstanding after any interest-free periods and receives a security interest in inventory and other assets. Interest-free periods are generally about four months in duration for both new and used agriculture and construction equipment. As of January 31, 2022, we had a $450.0 million floorplan credit facility with CNH Industrial Capital.
    In addition to the CNH Industrial Capital floorplan line of credit, as of January 31, 2022, we also had a $185.0 million wholesale floorplan line of credit under the Bank Syndicate Agreement, and a $50.0 million credit facility with DLL Finance LLC that can be used to finance inventory purchases. In addition, we have other lines of credit offered by various financial institutions as well as floorplan payable financing programs offered by manufacturers and suppliers, or their third party lenders, from which we purchase equipment inventory.
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

Table of Content
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
    We are one of the established regional-scale agricultural and construction equipment dealers in the United States and Europe. The number of other agricultural and construction equipment dealers operating on a regional scale is limited. Our primary regional-scale competitors include RDO Equipment Co., Butler Machinery Company, Ziegler Inc., Brandt Holdings Co., Wagner Equipment Co., 21st Century Equipment, LLC, AKRS Equipment Solutions, Inc., C & B Operations, LLC, and Van Wall Equipment, Inc.
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

Table of Content
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
Employee Recruitment
    We strive to attract the best talent from a variety of sources to meet the current and future needs of our business. We have established relationships with multiple high schools, trade schools and colleges across our footprint, which we utilize as a source for entry-level talent. Additionally, we believe it is incumbent upon all of our managers to continuously monitor their local markets for experienced individuals who might be successful additions to our organization. We seek a workforce that reflects the communities in which we operate, and strive to create diverse, equal and inclusive workplaces where our employees have the opportunity to achieve their full potential.
Compensation Programs and Employee Benefits
    We conduct regular assessments of our pay and benefit practices. Our compensation programs are designed to attract, retain, motivate and reward employees who must operate in a highly competitive, fast-paced environment. In general, our compensation programs consist of a base salary or hourly rate, commissions for employees in front-line customer facing sales roles, cash performance bonuses, health and dental insurance benefits, health savings and flexible spending accounts, a 401(k) plan, paid time off, family leave, an employee assistance program, tuition assistance, and other benefit programs.
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

Table of Content
Employee Engagement and Retention
    We conduct periodic comprehensive employee engagement surveys designed to measure organizational culture and engagement. The purposes of the surveys are to monitor overall employee engagement, identify actions that can be taken to improve our employee engagement and motivation, and to continuously improve employee retention. Data collected in each employee engagement survey is maintained and used to track our progress.
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
Health and Safety
    Employee health and safety is of paramount importance to us. We strongly believe that a safe work environment will help us gain a competitive advantage, and that doing what is right, honest and ethical is essential to developing trust with our partners. This includes providing a safe place to works, safety training relevant to the employee's position, and following all safety and environmental regulations. We ensure that safety performance data is tracked, aggregated, and reviewed on an ongoing basis across our organization. Our corporate safety team collects data on recordable injury rates, serious injury rates, and near misses from each of our facilities, and engages in a root cause analysis and identifies corrective action to prevent future occurrences. This data is reviewed monthly by the executive leadership team and shared with the Company's Board of Directors on a quarterly basis.
    We are also interested in improving the health and well-being of our employees. The purpose of our U.S. employee wellness program is to help educate, motivate and reward our employees for maintaining healthy lifestyles.
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
b.clear, organization-wide expectations that managers and staff employees monitor progress toward completion of their SMART goals with regular coaching sessions and periodic evaluations; and
c.an annual performance discussion.
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
Community Engagement
    As a Company, we believe being good community citizens is critical to our success, and we encourage our employees to be involved in the communities where we operate. We offer paid time off for employees to volunteer their time to community efforts.
Employees
    As of January 31, 2022, we employed 2,288 people on a full-time basis, 1,637 in the U.S. and 651 in Europe, and an additional 148 part-time employees. We do not regularly use independent contractors in our business operations. To date, we have not experienced any work stoppages as a result of labor disputes, and we consider our relationship with our employees to be good. Our employees are not covered by a collective bargaining agreement.

Table of Content
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
    We also are subject to laws and regulations governing responses to any releases of contamination at or from our facilities or at facilities that receive our hazardous wastes for treatment or disposal. The Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes, can impose strict and joint and several liability for cleanup costs on those that are considered to have contributed to the release of a "hazardous substance."
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
    The substantial majority of our business involves the sale and distribution of new equipment and after-market parts supplied by CNH Industrial and the servicing of equipment manufactured by CNH Industrial. In fiscal 2022, CNH Industrial supplied approximately 76% of the new equipment sold in our Agriculture segment, 66% of the new equipment sold in our Construction segment, and 70% of the new equipment sold in our International segment, and supplied a significant portion of our parts inventory. The success of our stores, and our business as a whole, is dependent on CNH Industrial in several key respects.
    First, we rely on CNH Industrial for new equipment inventory. Our ability to maintain or grow market share is dependent on CNH Industrial’s ability to design, manufacture, and allocate to our stores at the right time high quality and desirable products that compare favorably to those of our principal competitors in terms of price, quality, functionality, features, connected and digital solutions, and autonomy. Supply chain issues and labor shortages could diminish the manufacturing output of CNH Industrial's plants, resulting in our stores not receiving inventories in the expected quantities and timelines necessary to satisfy customer demand. Any failure of CNH Industrial to offer competitive products, or delays in bringing strategic new products to market, could have a material adverse effect on our business, results of operations and financial condition.
    Second, CNH Industrial supports our business by providing financial assistance and marketing support including the following:
•Floorplan payable financing for the purchase of a substantial portion of our equipment inventory;
•Retail financing used by many of our customers to purchase CNH Industrial equipment from us;
•Incentive programs and discount programs offered from time to time that enable us to price our products more competitively; and

Table of Content
•Promotional and marketing activities on national, regional and local levels.
    Our financial performance is dependent on CNH Industrial's continued commitment to these offerings, at a level that allows us to be competitive in our markets.
    Third, CNH Industrial provides product warranties and, in some cases, extended warranties to our customers. Our stores perform warranty work for equipment under these product warranties, and we direct bill CNH Industrial as opposed to invoicing the store customer. At any particular time, we have significant receivables from CNH Industrial for warranty work performed. CNH Industrial’s commitment to its product warranties is important to both our market share success and our parts and service revenue.
    CNH Industrial may be adversely impacted by economic downturns, industry declines, natural disasters, labor strikes or similar disruptions, financial performance and liquidity concerns, supply shortages or rising raw materials costs, failed strategic initiatives, or other adverse events. Our business, results of operations, and financial condition could be materially adversely affected as a result of any event that has a material adverse effect on CNH Industrial.
    Furthermore, our financial performance and future success are highly dependent on the overall reputation, brand and success of CNH Industrial in the agricultural and construction equipment manufacturing industries, including its ability to maintain a competitive position in product innovation, product quality, and product pricing.
The terms of our CNH Industrial dealer agreements subject us to restrictions that may adversely impact our business including our ability to acquire additional stores.
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

Table of Content
competitive with CNH Industrial's products. These restrictions may discourage or prevent us from pursuing activities that we believe will grow our business.
Risks Related to Economic Conditions Affecting our Customers' Demand for our Products and Services
Our agriculture equipment sales are significantly affected by net farm income, which is influenced by factors which we have no control.
    Farmers' capital expenditures often follow a cyclical pattern, with increased equipment purchases typically occurring during boom cycles spurred by high net farm income and strong farmer balance sheets. Net farm income is influenced by factors such as:
•the price of agricultural commodities and the ability to competitively export agricultural commodities;
•the profitability of agricultural enterprises, farmers’ income and their capitalization;
•the demand for food products;
▪the availability of stocks from previous harvests; and
•agricultural policies, including aid and subsidies to agricultural enterprises provided by governments, policies impacting commodity prices or limiting the export or import of commodities, and alternative fuel mandates.
    In addition to macroeconomic drivers of net farm income, local growing conditions also influence farmers’ buying sentiment within the affected geography. Therefore, droughts, excess rain, hail, and other unfavorable climatic conditions affecting certain geographic regions will adversely impact the local farmers’ buying sentiment.
    The nature of the agricultural industry is such that a downturn in equipment demand can occur suddenly, resulting in negative impact on dealers in the form of declining revenues, reduced profit margins, excess new and used equipment inventories, and increased floorplan interest expenses. These downturns may be prolonged, and during these periods, our revenues and profitability could be harmed.
    Demand for our parts and repair services, although not as cyclical as equipment purchases, also can be negatively affected in agricultural industry downturns and in regions affected by adverse weather or growing conditions which result in fewer acres planted or harvested.
Our construction equipment sales are affected by several market factors over which we have no control.
    Our construction equipment customers primarily operate in the natural resource, construction, transportation, agriculture, manufacturing, industrial processing and utilities industries. The construction equipment market is influenced by factors such as:
•public infrastructure spending;
•new residential and non-residential construction; and
•capital spending in oil and gas, forestry, agricultural and mining.

    The construction industry in many of our geographical areas has experienced periodic, and sometimes prolonged, economic down cycles. During these downturns our revenues and profitability could be adversely impacted.

    The ability to obtain affordable financing is an important part of a customer's decision to purchase agricultural or construction equipment. Projected interest rate hikes will increase financing costs of our customers, which may make equipment purchases less affordable for customers and, as a result, our revenue and profitability may decrease.
Risks Related to the Competitive Conditions of the Equipment Distribution Industry
The equipment distribution market is subject to sudden supply-demand imbalances arising from factors over which we have no control, which can affect our equipment sales and margins.
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

Table of Content
Our industry is highly competitive.
    The agricultural and construction equipment distribution (including parts and service) and rental industries are highly competitive and fragmented, with large numbers of companies operating on a regional or local basis. Historically, our competitors have competed aggressively on the basis of pricing or inventory availability, resulting in decreased margins on our sales to the extent we choose to match our competitors' pricing. To the extent we choose not to match or remain within a reasonable range of our competitors' pricing, we may lose sales and market share. In addition, to the extent CNH Industrial's equipment manufacturer competitors (such as Deere, Caterpillar, Komatsu, Volvo, and AGCO) provide their dealers with more innovative or higher quality products, lower cost products, better customer financing, or have more effective marketing programs, or the CNH Industrial reputation is tarnished in the marketplace or with our customers, our ability to compete and our results of operations could be adversely affected. In addition, e-commerce companies selling parts have negatively impacted dealers' parts sales and margins, and we expect that this competitive pressure will continue to increase in the future.
Risks Related to Supply Chain
    Following the business interruptions caused by COVID-19, our suppliers have experienced continuing supply chain disruptions, including country of origin production and port delays. Additionally, trucker, dockworker, and labor shortages, a surge of consumer demand, and other factors have led to industry-wide delays and inflationary trends. Our suppliers' challenges directly affect us through price increases, and disruptions and delays on delivery of certain products, which may cause us to lose business.
Risks of International Operations
Our international operations expose us to risks and uncertainties.
    We currently operate dealership locations in Bulgaria, Germany, Romania, and Ukraine. In fiscal 2022, total International segment revenues were 18.6% of our consolidated total revenue. As of January 31, 2022, total International segment assets were 16.4% of our consolidated total assets.
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
•the laws of the European countries in which we operate, unlike U.S. states, do not include specific dealer protection laws and, therefore, we may be more susceptible to actions of suppliers that are adverse to our interests such as termination of our dealer agreements for any reason or installing additional dealers in our designated territories; and
•geopolitical or economic instability in the regions in which we operate, including the impact of the Russian invasion of Ukraine.
The Russian-Ukraine conflict has presented significant challenges and risks for our Ukraine operations.
    The Russian military occupation of Ukraine has significantly disrupted our Ukrainian operations and resulted in the shut-down of our 10 Ukrainian stores for a period of time, some of which have reopened. The outcome of the Russian military operation remains unclear and we cannot predict when or if our stores and business operations will reopen. The military conflict and related political instability may make it impossible for us to effectively operate our Ukraine dealerships, which may result in our decision to cease operations in Ukraine. This would result in asset write-offs and a loss in revenues and profits. See additional information in Note 1 to the Consolidated Financial Statements at Item 8. Even if we are able to continue operations, we expect that the military conflict will significantly impact our customers' liquidity and their purchasing decisions for our

Table of Content
products and services. If no crops are planted or the upcoming growing season is negatively impacted, it will limit our ability to maintain working capital loans or increase the cost of maintaining such loans, and as a result of imposed currency exchange controls and other restrictions, restrict our ability to manage our cash held in Ukraine and our investment in our Ukrainian business. Additional risks related to our operations in Ukraine, likely made more acute by the impact of the military conflict, include further devaluation of the local currency, increased interest rates and increased inflation.
    These factors, in addition to others that we have not anticipated, may negatively impact our financial condition and results of operations.
Risks Related to Financial Matters
Our financial performance is dependent on our ability to effectively manage our inventory.
    Our dealership network requires substantial inventories of equipment and parts to be maintained at each store and company-wide to facilitate sales to customers on a timely basis. Our equipment inventory has traditionally represented a significant portion of our total assets. We need to maintain a proper balance of new and used equipment to assure satisfactory inventory turnover and to minimize floorplan financing costs.
    Our orders for the purchase of new equipment and parts are based primarily on projected demand. If actual sales are materially less than our forecasts, for example because of a significant drop in net farm income, weather disruptions to the agricultural growing regions, or a construction industry recession, we would experience an over-supply of new equipment inventory. An over-supply of new equipment inventory will generally cause downward pressure on our product sale prices and margins, decrease our inventory turns, and increase our floorplan financing expenses.
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
    As of January 31, 2022, our indebtedness included floorplan payable financing, real estate mortgage financing arrangements that are secured by real estate assets and other long-term debt. In addition, we have obligations under our lease agreements for our store locations and corporate headquarters. Our level of indebtedness could have important consequences. For example, it could:
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
•pay dividends or repurchase stock; and

Table of Content
•issue equity instruments.
    Our credit facilities with CNH Industrial Capital, DLL Finance, and certain of our real estate lenders require us to satisfy a net leverage ratio and fixed charge coverage ratio on an ongoing basis, measured at the end of each fiscal quarter. Under the Bank Syndicate Agreement, if our excess availability (i.e., borrowing base capacity less outstanding loan balance and certain reserves) falls below a certain threshold, we become subject to a minimum fixed charge coverage ratio. Our ability to borrow under these credit agreements depends upon compliance with these financial covenants.
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
    We are engaged in the implementation of a new ERP system. The ERP system is designed to accurately maintain our books and records and provide information to management important to the operation of our business. Our ERP transition has required, and will continue to require, the investment of significant human and financial resources. We have and may continue to experience challenges as we work toward the completion of the ERP conversion. Beyond cost and scheduling, potential flaws in the implementation of an ERP system may pose risks to the Company’s ability to operate successfully and efficiently, including timely and accurate SEC filings. If we are unable to successfully implement the new ERP system as planned, our financial position, results of operations and cash flows could be negatively impacted.
    Moreover, if the ERP system does not effectively collect, store, process, and report relevant data for the operation of our business (whether due to equipment malfunction or constraints, software deficiencies, cybersecurity attack, and/or human error), our ability to effectively plan, forecast, and execute our business plan and comply with applicable laws and regulations will be impaired, perhaps materially. Any such impairment could materially and adversely affect our financial condition, results of operations, cash flows and the timeliness with which we report our internal and external operating results.
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
    We extend credit to our customers for parts and service work, rental charges, and also for some equipment sales in our domestic and international operations. If we are unable to manage these credit risk issues adequately, or if a large number of customers should have financial difficulties at the same time, our credit losses could increase above historical levels and our

Table of Content
operating results would be adversely affected. Delinquencies and credit losses generally would be expected to increase if there was a worsening of economic conditions in any of our reporting segments.
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
Risks Related to Governmental Regulation
Enactment of "right to repair" legislation could adversely affect the sales and profitability of our parts and service business.
    Proposed state and federal legislation has been introduced that generally would require the manufacturers of products to provide the purchaser and/or independent repair technicians with documents, diagnostic software, and other information that would allow the equipment to be repaired without having it returned to the dealer for repair. Moreover, recent versions of the proposed legislation require that the manufacturer sell certain spare parts to users and third-party repair shops at the same price as offered by the manufacturer to its authorized dealers. To date, no form of legislation has passed in the states where we do business or at the federal level.
    It is difficult to predict whether any form of this legislation will be enacted in any of the states where we do business or at the federal level. If enacted, however, any such legislation could have negative impacts on our parts and service business as follows:
•Increased competition for repair services. We would become subject to additional competition from independent repair shops and/or other equipment dealers’ repair shops, who would have greater access to manufacturer furnished diagnostic tools as necessary to perform repair and maintenance services on CNH Industrial branded equipment.
•Loss of parts sales. If customers, third-party repair shops, and/or parts vendors are able to purchase parts directly from the manufacturer at the same price as available to us, then our parts business would be negatively impacted.
•Margin Compression on Parts and Service Revenue. With the increased competition for repair service and parts sales, we would expect that this new competition would result in margin compression in our sales.
Climate and Weather Risks
Weather conditions may negatively impact the agricultural and construction equipment markets and affect our financial results.
    Weather conditions, particularly severe floods and droughts, can have a significant adverse effect on growing conditions and on regional agricultural and construction markets. Adverse weather conditions may result in fewer acres being planted or harvested by farmers and reduced crop yields on those acres that are planted, and in delays or cancellations of construction projects. This in turn could result in lower demand for our agricultural and construction equipment and services and adversely affect our results of operation. Many scientific reports predict that severe weather events can be expected to become more frequent as a result of global climate change.

Table of Content
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
    The regulation of GHG emissions from the equipment we sell could result in additional manufacturing costs to our suppliers who, in turn, will likely pass along those costs to us. We may not be successful in passing along the equipment price increases to our customers, which could impact our results of operation. To the extent that we attempt to pass along price increases to our customers, the increased costs of equipment will likely negatively affect their purchasing decisions.
    Moreover, the GHG regulations could increase other input costs for our customers, such as fuel and fertilizer, and impose indirect compliance-related costs on our customers. These economic impacts could negatively impact our customers’ purchasing decisions.
    Because the impact of any future GHG legislative, regulatory or product standard requirements is dependent on the timing and design of mandates or standards, we are unable to predict their potential impact at this time.
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
Our acquisitions may not be successful.
    There are risks associated with acquisitions of new dealerships. These risks include incurring significantly higher than anticipated capital expenditures and operating expenses; failing to integrate the operations and personnel of the acquired dealerships; failing to integrate the operations and personnel of the acquired dealerships; employee attrition at the acquired business; disrupting our ongoing business; diluting the effectiveness of our management; failing to maintain uniform standards, controls and policies; and impairing relationships with employees and customers as a result of changes in management. To the extent we do not successfully avoid or overcome the risks or problems related to acquisitions, our results of operations and financial condition could be adversely affected. Future acquisitions also may have a significant impact on our financial position and capital needs, and could cause substantial fluctuations in our quarterly and yearly results of operations. Acquisitions could include significant goodwill and intangible assets. If the acquisitions giving rise to these intangible assets are unsuccessful, this may result in future impairment charges that would reduce our stated earnings.
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
In addition, in recent years it has been unusually difficult to hire and retain employees, which we believe is primarily attributable to COVID-19 pandemic related factors and which in turn has created increased competition in labor markets.

Table of Content
Difficulties in hiring and retaining employees and heightened competition for employees may impact our ability to serve customers, increase our costs, and impair our efficiency and effectiveness and our ability to pursue growth opportunities.
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
    Products sold, rented or serviced by us may expose us to potential liabilities for personal injury or property damage claims that arise from the use of those products. Our commercial liability insurance may not be adequate to cover significant product liability claims, or we may not be able to secure such insurance on economically reasonable terms. An uninsured or partially insured claim for which indemnification from the manufacturer is not available could have a material adverse effect on our financial condition or results of operations. Furthermore, if any significant claims are made against us or against CNH Industrial or any of our other suppliers, our business may be adversely affected by any related negative publicity or any adverse impact on the reputation or brand of any of our suppliers, including CNH Industrial.
Stock Price Volatility
Our common stock price has fluctuated significantly and may continue to do so in the future.
    The price at which our common stock trades may be volatile and could be subject to significant fluctuations in response to our operating results and financial condition as set forth in our earnings releases, guidance estimates released by agricultural or construction equipment manufacturers that serve the markets in which we operate, announcements by our competitors, analyst recommendations, our ability to meet or exceed analysts’ or investors’ expectations, fluctuations in the price of crop commodities and natural resources, the condition of the financial markets, and other factors. Quarterly fluctuations resulting from the seasonality of our business may cause our results of operations and cash flows to underperform in relation to the expectations of financial analysts or investors, which may cause volatility or decreases in our stock price.
Data Security Risks
Security breaches and other disruptions could compromise our information systems and expose us to liability, which would cause our business and reputation to suffer.
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

Table of Content
ITEM 1B.    UNRESOLVED STAFF COMMENTS
    None.
ITEM 2.    PROPERTIES
Equipment Stores
    As of January 31, 2022, we operated 109 agricultural and construction equipment stores in the United States and Europe in the following locations:

	Agriculture Segment	Construction Segment	International Segment	Total
United States
North Dakota	10	5	—	15
Minnesota	12	3	—	15
Iowa	11	3	—	14
Nebraska	13	2	—	15
South Dakota	8	2	—	10
Colorado	—	3	—	3
Wisconsin	—	1	—	1
Wyoming	1	—	—	1
European Countries
Bulgaria	—	—	7	7
Germany	—	—	5	5
Romania	—	—	13	13
Ukraine	—	—	10	10
Total	55	19	35	109
Store Lease Arrangements
    As of January 31, 2022, we leased 66 store facilities with lease arrangements expiring at various dates through January 31, 2031. Many of our lease agreements include fair market value purchase options, rights of first refusal, lease term extension options, or month-to-month or year-to-year automatic renewal provisions at the conclusion of the original lease period. A majority of the leases provide for fixed monthly rental payments and require us to pay the real estate taxes on the properties for the lease periods. We are generally responsible for utilities and maintenance of the leased premises. All of the leases require that we maintain public liability, property casualty, and personal property insurance on each of the leased premises. The leases generally require us to indemnify the lessor in connection with any claims arising from the leased premises during our occupation of the property. We believe our facilities are adequate to meet our current and anticipated needs.
    In recent years, we have been strategically purchasing real estate and financing the purchases with long term debt, to take advantage of low interest rates. We currently own the store facilities for 39 U.S. dealership locations and four Germany dealership locations. We have incurred debt financing and granted mortgages on these owned facilities. The remainder of our U.S. and international store locations are leased from third parties.
    As part of our due diligence review prior to a dealership acquisition, we evaluate the adequacy, suitability and condition of the related real estate. Our evaluation typically includes a Phase I environmental study, and if deemed necessary, a Phase II environmental study, of the real property to determine whether there are any environmental concerns. If any environmental concerns exist, we generally require that such concerns be addressed prior to acquisition of the dealership real estate.
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

Table of Content
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
ITEM 4.    MINE SAFETY DISCLOSURES
    Not applicable.

Table of Content

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
    The names, ages and positions of our executive officers are as follows:

Name	Age	Position
David Meyer	68	Board Chair and Chief Executive Officer
Mark Kalvoda	50	Chief Financial Officer and Treasurer
Bryan Knutson	43	Chief Operating Officer
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
PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
    Our common stock is listed for trading on the Nasdaq Stock Market and trades under the symbol "TITN". As of March 28, 2022, there were approximately 575 record holders of our common stock, which excludes holders whose stock is held either in nominee name or street name brokerage accounts.
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
UNREGISTERED SALES OF EQUITY SECURITIES
    We did not have any unregistered sales of equity securities during the fiscal quarter ended January 31, 2022.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
    For information on securities authorized for issuance under our equity compensation plans, refer to Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."
REPURCHASES
    We did not engage in any repurchases of our common stock during the fiscal quarter ended January 31, 2022.

Table of Content
STOCK PERFORMANCE GRAPH
    The following graph compares the cumulative total return for the last trading day of our last five fiscal years on a $100 investment (assuming dividend reinvestment) on January 31, 2017, the last trading day before our fifth preceding fiscal year, in each of our common stock, the Russell 2000 Stock Index and the S&P Retailing Group Index.

300.00
250.00
200.00
150.00
100.00
50.00
2017
2018
2019
2020
2021
2022
Titan Machinery Inc.
Russell 2000 Index
S&P 500 Retail Index

	January 31,
	2017	2018	2019	2020	2021	2022
Titan Machinery Inc.	$100.00	$155.61	$135.70	$88.41	$154.24	$223.03
Russell 2000 Index	100.00	115.65	110.10	118.52	152.27	148.95
S&P 500 Retail Index	100.00	143.84	150.77	180.19	253.16	275.65

ITEM 6.    [RESERVED]

Table of Content
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing under Item 8 of this Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this annual report, including information with respect to our plans and strategy for our business and expected financial results, includes forward-looking statements that involve risks and uncertainties. You should review the "Information Regarding Forward-Looking Statements" in this Item 7 and "Risk Factors" presented under Item 1A for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis in this annual report.
    A discussion of changes in our Financial Results and Cash Flow Comparisons from fiscal year 2020 to fiscal year 2021 has been omitted from this Form 10-K, but may be found in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended January 31, 2021, filed with the SEC on March 31, 2021.
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
    The new equipment and parts we sell are supplied primarily by CNH Industrial. According to its public reports, CNH Industrial is a leading manufacturer and supplier of agricultural and construction equipment based on the number of units sold, primarily through the Case IH Agriculture, New Holland Agriculture, Case Construction and New Holland Construction brands. Sales of new CNH Industrial products accounted for approximately 73% of our new equipment revenue in fiscal 2022, with our single largest manufacturer other than CNH Industrial representing approximately 2% of our total new equipment sales in fiscal 2022. We acquire used equipment for resale primarily through trade-ins from our customers and in some cases through selective purchases. We sell parts and provide in-store and on-site repair and maintenance services. We rent equipment and provide other ancillary services such as equipment transportation, GPS signal subscriptions, farm data management systems, precision farming equipment, and finance and insurance products.
    Throughout our 41-year operating history, we have built an extensive, geographically contiguous network of 74 stores located in the United States and 35 stores in Europe. We have a history of growth through acquisitions, including over 50 acquisitions in 11 U.S. states and four European countries since January 1, 2003. We believe that there will continue to be opportunities for dealership consolidation in the future, and we expect that acquisitions will continue to be a component of our long-term growth strategy.
Certain External Factors Affecting our Business
    We are subject to a number of factors that affect our business including those factors discussed in the sections in this annual report entitled "Risk Factors" and "Information Regarding Forward-Looking Statements." Certain of these external factors include, but are not limited to, the following:

Table of Content
Russia/Ukraine Geopolitical Conflict
    As discussed in Risk Factors and Note 22, to the consolidated Financial Statements, our Ukrainian operations closed for a period of time. While some have reopened others may remain closed indefinitely or perhaps permanently. To the extent the conflict continues, our International revenues and profits will be adversely affected.
Impact of COVID-19 Pandemic on the Company
    The outbreak and global spread of COVID-19, which was declared a pandemic by the World Health Organization and a national emergency by the President of the United States in March 2020, continues to have an impact on society, economies, financial markets, and businesses. While the Company's products and services were determined to be an essential business, the pandemic has had an impact on our business operations, existing employees and ability to find new employees, customers, and suppliers. Uncertainty remains regarding the magnitude and duration of the pandemic and the resulting financial effects and will depend on future developments including the efficacy of vaccines, the spread of COVID-19 variants, and the extent of governmental responses, including potential vaccine or testing mandates.
    On November 5, 2021, the Department of Labor's Occupational Safety and Health Administration ("OSHA") announced an Emergency Temporary Standard ("ETS") requiring all employers with at least 100 employees to ensure their employees are fully vaccinated or require weekly testing of unvaccinated employees. On January 13, 2022, the US Supreme Court granted emergency relief to stay the implementation of the ETS and on January 26, 2022, OSHA withdrew the standard. Although OSHA withdrew the vaccination and testing ETS as an enforceable emergency temporary standard, the agency is not withdrawing the ETS as a proposed rule. The agency is prioritizing resources and is focusing on finalizing a permanent COVID-19 Healthcare Standard. The ultimate impact of a permanent standard on the Company, if one were to be adopted, is currently unknown and difficult to predict.
    The Company has assessed the impacts of the COVID-19 pandemic on its results of operations for the fiscal year ended January 31, 2022, and although there have been challenges, no material adverse impacts were identified. We continue to monitor developments involving our workforce, customers, and suppliers and continue to take steps to mitigate against additional impacts.
Supply Chain Disruptions
    In recent months, we have seen increasing supply chain disruptions, including country of origin production and port delays. Additionally, trucker, dockworker, and labor shortages, a surge of consumer demand, and other factors have led to industry-wide delays. In response, we have been, and expect to continue to be, proactive in ordering inventory, parts, and components to ensure our operations can continue without significant delay; however, we have experienced price increases, disruptions and delays on delivery of certain products.
Macroeconomic and Industry Factors
    Our Agriculture and International businesses are primarily driven by the demand for agricultural equipment for use in the production of food, fiber, feed grain and renewable energy; home and garden applications; and the maintenance of commercial, residential and government properties. Agriculture industry factors such as changes in agricultural commodity prices and net farm income, have an effect on customer sentiment and their ability to secure financing for equipment purchases. Macroeconomic and industry factors that affect commodity prices and net farm income include changing worldwide demand for agriculture commodities, crop yields and supply disruptions caused by weather patterns and crop diseases, crop stock levels, production costs, and changing U.S. dollar foreign currency exchange rates. Based on U.S. Department of Agriculture ("USDA") publications, the most recent estimate of net farm income for calendar year 2021 increased 25.1% compared to calendar year 2020 due to U.S. crop production and increased commodity exports and partially offset by a reduction in U.S. Federal government's direct farm program payments. Based on its February 2022 report, the USDA projected net farm income for calendar year 2022 to decrease 4.5%, as compared to calendar year 2021.
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

Table of Content
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
Dependence on our Primary Supplier
    The majority of our business involves the distribution and servicing of equipment manufactured by CNH Industrial. In fiscal 2022, CNH Industrial supplied approximately 76% of the new equipment sold in our Agriculture segment, 66% of the new equipment sold in our Construction segment, and 70% of the new equipment sold in our International segment, and represented a significant portion of our parts revenue. Thus, we believe the following factors have a significant impact on our operating results:
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
Inflation
    Inflationary pressures have led to rising inventory and supply costs as well as increased labor costs. To date, in those instances in which we have experienced cost increases, we have been able to increase selling prices to offset much of the increases and expect to continue to do so in the future.
Significant Items Impacting Our Financial Position and Results of Operations
Jaycox Acquisition
On December 1, 2021, we continued our strategy of acquiring dealerships in desired market areas with our acquisition of Jaycox Implement ("Jaycox"). Jaycox consists of three CaseIH agriculture dealership locations in Worthington and Luverne,

Table of Content
Minnesota and Lake Park, Iowa. Total cash consideration paid for the business was $28.2 million which was financed through available cash resources. In conjunction with the acquisition, we purchased the real estate for $5.5 million which was financed with available cash and long term debt. The three Jaycox locations are included within our Agriculture segment.
Montana and Wyoming Divestiture
    On January 24, 2022, we divested four dealership locations in Billings, Great Falls, and Missoula, Montana and Gillette, Wyoming. The sale of these locations resulted in a $5.7 million gain which is included in fiscal 2022 consolidated operating expenses. The gain on the sale is included in the Construction segment.
HorizonWest Acquisition
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

Table of Content
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
    During our 2022 fiscal year, we determined that events or circumstances were present that may indicate that the carrying amount of certain of our store long-lived assets might not be recoverable. The events or circumstances which indicated that certain of our store long-lived assets might not be recoverable included a current period operating loss combined with historical losses and anticipated future operating losses within certain of our stores, or an expectation that a long-lived asset (or asset group) will be disposed of before the end of its previously estimated useful life. In light of these circumstances, we performed step one of the impairment analysis for these assets, which have a combined carrying value of $25.8 million, to determine if the asset values are recoverable. In certain cases, the analysis indicated that the carrying value is not recoverable. The aggregate carrying value of such assets totaled $5.2 million. Based on this conclusion, we performed step two of the impairment analysis and estimated the fair value of these assets using an income approach that incorporated unobservable inputs including estimated forecasted net cash flows generated from the use and disposition of these assets. Step two of the analysis indicated that an impairment charge in the amount of $0.4 million was necessary, which related to the International segment. In all other cases, in which the aggregate carrying value of such assets totaled $20.6 million, our analyses indicated that the carrying values are recoverable based on our estimates of future undiscounted cash flows under step one of the impairment analysis.
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
    In reviewing our deferred tax assets as of January 31, 2022, we concluded that a full valuation allowance continued to be warranted on our Ukrainian subsidiary. It was also concluded that a full valuation allowance was warranted on our German subsidiary which was previously only a partial valuation allowance. We also recorded a full valuation allowance on our Luxembourg holding company. Due to improved performance, a partial release of a valuation allowance for the Company's Bulgarian subsidiary was recorded. In total, valuation allowances of $6.0 million exist for our international entities as of January 31, 2022.
    At the end of fiscal year ended January 31, 2021, the Company concluded, a full valuation allowance continued to be warranted in certain jurisdictions. It was also concluded that a full valuation allowance for the Company's Ukrainian subsidiary was warranted and a partial valuation allowance for the Company's German subsidiary was warranted, as such the Company recorded an additional $3.8 million valuation allowance for these two subsidiaries. In total, valuation allowances of $6.1 million existed for certain of our international entities as of January 31, 2021.
    The initial recognition of, and any changes in, a deferred tax asset valuation allowance are recorded to the provision for income taxes and impacts our effective tax rate. Our assessment of the need for and magnitude of valuation allowances for

Table of Content
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
Inventory Turnover
    Inventory turnover measures the rate at which inventory is sold during the year. We calculate it by dividing cost of sales on equipment for the last twelve months by the average of the month-end balances of our equipment and parts inventories for the same twelve-month period. We believe that inventory turnover is an important management metric in evaluating the efficiency at which we are managing and selling our inventories.
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

Table of Content
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
•Rental and other: Costs of other revenue represent costs associated with equipment rental, such as depreciation, maintenance and repairs, as well as costs associated providing transportation, hauling, parts freight, GPS subscriptions and damage waivers, including, among other items, drivers' wages, truck depreciation, fuel costs, shipping costs and our costs related to damage waiver policies.
Operating Expenses
    Our operating expenses include sales and marketing expenses, sales commissions (which generally are based upon equipment gross profit margins), payroll and related benefit costs, insurance expenses, professional fees, property rental and related costs, property and other taxes, administrative overhead, and depreciation associated with property and equipment (other than rental and trucking equipment).
Floorplan Interest
    The cost of financing inventory is an important factor affecting our results of operations. Floorplan payable financing from CNH Industrial Capital, the Bank Syndicate Agreement, DLL Finance and various credit facilities related to our foreign subsidiaries represent the primary sources of financing for equipment inventories. CNH Industrial regularly offers interest-free periods as well as additional incentives and special offers. As of January 31, 2022, 78.8% of our floorplan payable financing was non-interest bearing.
Other Interest Expense
    Interest expense represents the interest on our debt instruments, other than floorplan payable financing facilities. This includes long-term debt used to finance the purchase of real estate and vehicles.

Table of Content
Results of Operations
    Comparative financial data for each of our four sources of revenue for fiscal 2022 and 2021 are presented below. The results include the acquisitions made during these periods. The year-to-year comparison included below is not necessarily indicative of future results. Information regarding segment revenue and income (loss) before income taxes is presented for each fiscal year following our discussion of the consolidated results of operations. Additional information regarding our segments is included in Note 21 of our consolidated financial statements.

	Year Ended January 31,
	2022	2021
	(dollars in thousands)
Equipment
Revenue	$1,291,684	$1,016,071
Cost of revenue	1,130,205	911,170
Gross profit	$161,479	$104,901
Gross profit margin	12.5%	10.3%
Parts
Revenue	$266,916	$244,676
Cost of revenue	186,324	171,873
Gross profit	$80,592	$72,803
Gross profit margin	30.2%	29.8%
Service
Revenue	$115,641	$107,229
Cost of revenue	38,771	36,692
Gross profit	$76,870	$70,537
Gross profit margin	66.5%	65.8%
Rental and other
Revenue	$37,665	$43,246
Cost of revenue	23,882	30,125
Gross profit	$13,783	$13,121
Gross profit margin	36.6%	30.3%

Table of Content
    The following table sets forth our statements of operations data expressed as a percentage of revenue for the fiscal years indicated.

	Year Ended January 31,
	2022	2021
Revenue
Equipment	75.4%	72.0%
Parts	15.6%	17.3%
Service	6.8%	7.6%
Rental and other	2.2%	3.1%
Total Revenue	100.0%	100.0%
Total Cost of Revenue	80.6%	81.5%
Gross Profit Margin	19.4%	18.5%
Operating Expenses	14.1%	15.6%
Impairment of Goodwill	—%	0.1%
Impairment of Intangible and Long-Lived Assets	0.1%	0.1%
Income from Operations	5.3%	2.7%
Other Income (Expense)	(0.2)%	(0.5)%
Income Before Income Taxes	5.1%	2.2%
Provision for Income Taxes	1.2%	0.8%
Net Income	3.9%	1.4%
Fiscal Year Ended January 31, 2022 Compared to Fiscal Year Ended January 31, 2021
Consolidated Results
Revenue

	Year Ended January 31,		Increase/	Percent
	2022	2021	(Decrease)	Change
	(dollars in thousands)
Equipment	$1,291,684	$1,016,071	$275,613	27.1%
Parts	266,916	244,676	22,240	9.1%
Service	115,641	107,229	8,412	7.8%
Rental and other	37,665	43,246	(5,581)	(12.9)%
Total Revenue	$1,711,906	$1,411,222	$300,684	21.3%
    The increase in total revenue for fiscal 2022, as compared to fiscal 2021, was primarily the result of Company-wide same-store sales increase of 23.5% over the prior fiscal year and our acquisitions of HorizonWest and Jaycox, completed in May 2020 and December 2021, respectively. The strong same store sales increase was primarily driven by strong agriculture equipment sales due to higher commodity prices, higher net farm income, and good growing conditions in our international footprint.

Table of Content
Gross Profit

	Year Ended January 31,		Increase/	Percent
	2022	2021	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$161,479	$104,901	$56,578	53.9%
Parts	80,592	72,803	7,789	10.7%
Service	76,870	70,537	6,333	9.0%
Rental and other	13,783	13,121	662	5.0%
Total Gross Profit	$332,724	$261,362	$71,362	27.3%
Gross Profit Margin
Equipment	12.5%	10.3%	2.2%	21.4%
Parts	30.2%	29.8%	0.4%	1.3%
Service	66.5%	65.8%	0.7%	1.1%
Rental and other	36.6%	30.3%	6.3%	20.8%
Total Gross Profit Margin	19.4%	18.5%	0.9%	4.9%
Gross Profit Mix
Equipment	48.6%	40.1%	8.5%	21.2%
Parts	24.2%	27.9%	(3.7)%	(13.3)%
Service	23.1%	27.0%	(3.9)%	(14.4)%
Rental and other	4.1%	5.0%	(0.9)%	(18.0)%
Total Gross Profit Mix	100.0%	100.0%
    Gross profit increased 27.3% or $71.4 million from fiscal 2021 to fiscal 2022, primarily due to higher revenue and gross profit from our equipment, parts, and service business. Gross profit margin increased from 18.5% in fiscal 2021 to 19.4% in fiscal 2022. The increase in overall gross profit margin was primarily due to stronger equipment margins, which were positively impacted by favorable end market conditions, healthy inventory, and a $6.4 million increase in the amount earned under manufacturer incentive programs.
    Our company-wide absorption rate improved to 84.6% for fiscal 2022 as compared to 77.7% during fiscal 2021 as the increase in gross profit from parts and service combined with lower floorplan interest expenses more than offset the increase in operating expenses compared to that of fiscal 2021. The overall absorption rate in fiscal 2022 was positively impacted by a one-time gain of $5.7 million on the fourth quarter divestiture of three Montana and one Wyoming stores in our Construction segment.
Operating Expenses

	Year Ended January 31,		Increase/	Percent
	2022	2021	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$241,044	$220,774	$20,270	9.2%
Operating Expenses as a Percentage of Revenue	14.1%	15.6%	(1.5)%	(9.6)%
    Operating expenses for fiscal 2022 increased $20.3 million, as compared to fiscal 2021. The increase in operating expenses was primarily due to variable expenses associated with increased sales, which was partially offset by a one-time gain of $5.7 million on the fourth quarter fiscal 2022 divestiture of three Montana and one Wyoming stores in our Construction segment. In fiscal 2022, operating expenses as a percentage of revenue decreased to 14.1% from 15.6% in fiscal 2021. The decrease in operating expenses as a percentage of total revenue was due to the increase in total revenue in fiscal 2022 compared to fiscal 2021, which positively affected our ability to leverage our fixed operating costs.

Table of Content
Impairment

	Year Ended January 31,			Percent
	2022	2021	Decrease	Change
	(dollars in thousands)
Impairment of Goodwill	$—	$1,453	$(1,453)	n/m
Impairment of Intangible and Long-Lived Assets	1,498	1,727	(229)	(13.3)%
    During fiscal 2022, the Company did not recognize any goodwill impairment charges and recognized a total of $1.5 million of impairment charges related to certain intangible and long-lived assets. In fiscal 2021, the Company recognized $1.5 million of impairment charges related to goodwill and $1.7 million of impairment charges related to other intangible and long lived assets. The fiscal 2022 and 2021 impairment expenses were primarily related to the impairment of goodwill and certain other intangible assets in our International segment.
Other Income (Expense)

	Year Ended January 31,		Increase/	Percent
	2022	2021	(Decrease)	Change
	(dollars in thousands)
Interest and other income (expense)	$2,431	$527	$1,904	n/m
Floorplan interest expense	(1,175)	(3,339)	(2,164)	(64.8)%
Other interest expense	(4,537)	(3,843)	694	18.1%
    The increase in Interest and other income (expense) compared to fiscal 2021 is primarily the result of fluctuations in foreign currency exchange rates, primarily the Ukrainian currency. The decrease in floorplan interest expense for fiscal 2022, as compared to fiscal 2021, was due to an overall lower interest rate environment as well as lower borrowings. The increase in other interest expense in fiscal 2022 is the result of an increased amount of long term debt resulting from real estate purchased in fiscal 2022.
Provision for Income Taxes

	Year Ended January 31,			Percent
	2022	2021	Increase	Change
	(dollars in thousands)
Provision for Income Taxes	$20,854	$11,397	$9,457	83.0%
    Our effective tax rate decreased from 37.1% in fiscal 2021 to 24.0% in fiscal 2022. The Company's effective tax rate decreased due to changes in valuation allowances recognized for deferred tax assets. In fiscal 2021, the Company added a full valuation allowance for the Company's Ukrainian subsidiary as well as a partial valuation allowance for the Company's German subsidiary. In fiscal 2022, the Company released a portion of the valuation allowance on its Bulgarian subsidiary's deferred tax assets, which was offset by a valuation allowance on its Luxembourg holding company.
    See Note 14 to our consolidated financial statements for further details on our effective tax rate.

Table of Content
Segment Results

	Year Ended January 31,		Increase/	Percent
	2022	2021	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$1,076,751	$886,485	$190,266	21.5%
Construction	317,164	305,745	11,419	3.7%
International	317,991	218,992	98,999	45.2%
Total	$1,711,906	$1,411,222	$300,684	21.3%

Income (Loss) Before Income Taxes
Agriculture	$60,567	$34,422	$26,145	76.0%
Construction	15,543	186	15,357	n/m
International	12,552	(6,025)	18,577	n/m
Segment income before income taxes	88,662	28,583	60,079	210.2%
Shared Resources	(1,761)	2,170	(3,931)	n/m
Total	$86,901	$30,753	$56,148	182.6%
Agriculture
    Agriculture segment revenue for fiscal 2022 increased 21.5% or $190.3 million compared to the same period last year. Agriculture same-store sales increased 19.3% for fiscal 2022, as compared to fiscal 2021. Equipment sales were driven by increased equipment demand due to higher commodity prices and higher net farm income. The HorizonWest and Jaycox acquisitions, which were completed in May 2020 and December 2021, respectively, also contributed to the total sales growth for the segment.
    Agriculture segment income before income taxes for fiscal 2022 improved by $26.1 million or 76.0% compared to fiscal 2021. The improvement in segment results was the result of stronger equipment margins which were positively impacted by favorable end market conditions, healthy inventory, and a $5.1 million increase in the amount earned under manufacturer incentive programs. Decreased inventory levels resulted in lower floorplan interest expense which also contributed to the improvement in segment results.
Construction
    Construction segment revenue for fiscal 2022 increased 3.7% or $11.4 million compared to fiscal 2021 due to a same-store sales increase of 14.8% which more than offset our divestiture of the Phoenix and Tucson stores in the fourth quarter of fiscal 2021. Higher equipment sales were driven by increased construction activity throughout the footprint.
    The Construction segment income before income taxes was $15.5 million for fiscal 2022 compared to income of $0.2 million for the prior year. The improvement in segment results was the result of improved equipment margins and lower floorplan and other interest expense. The segment also benefited from a $5.7 million gain on the divestiture of our Billings, Great Falls, and Missoula, Montana and Gillette, Wyoming locations.
International
    International segment revenue for fiscal 2022 increased 45.2% or $99.0 million compared to fiscal 2021. Higher segment revenue is being driven by higher commodity prices as well as favorable growing conditions for much of our farming footprint, which had a positive impact on all sources of sales, but primarily equipment sales.
    Our International segment income before income taxes was $12.6 million for fiscal 2022, compared to loss before income taxes of $6.0 million for fiscal 2021. The higher segment results were primarily the result of increased equipment sales and equipment gross profit margin including a $1.3 million increase in manufacturer incentive programs. Impairment charges of $1.5 million were recognized in fiscal 2022, compared to impairment charges of $2.3 million in fiscal 2021.
Shared Resources/Eliminations
    We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate most of these net expenses to our segments. Since these allocations are set early in the year, and a portion is

Table of Content
planned to be unallocated, unallocated balances may occur. Shared Resource loss before income taxes was $1.8 million for fiscal 2022 compared to income before income taxes of $2.2 million for fiscal 2021.
Non-GAAP Financial Measures
    To supplement our net income and diluted earnings per share ("diluted EPS"), both GAAP measures, we present and our management utilizes adjusted net income, adjusted diluted EPS, and adjusted EBITDA, all non-GAAP financial measures. Generally, these non-GAAP financial measures include adjustments for items such as ERP transition costs for fiscal year 2021, impairment charges, and foreign currency remeasurement gains/losses in Ukraine. Furthermore, we calculate adjusted EBITDA as our net income (loss), adjusted for net interest (excluding floorplan interest expense), income taxes, depreciation, amortization, and the adjustments included in our non-GAAP reconciliation as described above, for each of the respective periods. We believe that the presentation of adjusted net income, adjusted diluted EPS and adjusted EBITDA is relevant and useful to our management and investors because they each provide a measurement of earnings on activities that we consider to occur in the ordinary course of our business. In addition, our management uses adjusted EBITDA, as a supplemental measure of financial performance, to evaluate the Company's overall operating performance and believes it provides a useful metric for comparability between periods and across entities within our industry by excluding differences in capital structure, income taxes, non-cash charges and certain activities that occur outside of the ordinary course of our business. Adjusted net income, adjusted diluted EPS, and adjusted EBITDA should be evaluated in addition to, and not considered a substitute for, or superior to, the most comparable GAAP financial measure. In addition, other companies may calculate these non-GAAP financial measures in a different manner, which may hinder comparability of our results with those of other companies.
Changes in Presentation of Non-GAAP Financial Measures
    Beginning in the third quarter of fiscal 2022, the Company discontinued the use of the adjusted cash-flow measure and revised its presentation of two non-GAAP financials measures, Adjusted Net Income and Adjusted Diluted EPS, to better align with SEC guidance. The adjustment for income tax valuation allowance, a non-cash tax expense related to the use of deferred tax assets in certain jurisdictions, will no longer be an adjustment included in these two non-GAAP financial measures. For comparability, references to prior periods' non-GAAP financial measures have also been updated to show the effect of omitting the valuation allowance from Adjusted Net Income and Adjusted Diluted EPS - see tables below.
    The following tables reconcile net income and diluted EPS, GAAP financial measures, to adjusted net income, adjusted diluted EPS, and adjusted EBITDA, all non-GAAP financial measures.

	Year Ended January 31,
	2022	2021
	(dollars in thousands, except per share data)
Adjusted Net Income
Net Income	$66,047	$19,356
Adjustments
ERP transition costs	—	2,990
Impairment charges	1,498	3,180
Ukraine remeasurement (gain) / loss	(263)	1,174
Total Pre-Tax Adjustments	1,235	7,344
Tax Effect of Adjustments (1)	—	2,227
Total Adjustments	1,235	5,117
Adjusted Net Income	$67,282	$24,473

Adjusted Diluted EPS
Diluted EPS	$2.92	$0.86
Adjustments (2)
ERP transition costs	—	0.13
Impairment charges	0.07	0.14
Ukraine remeasurement (gain) / loss	(0.01)	0.05
Total Pre-Tax Adjustments	0.06	0.32
Tax Effect of Adjustments (1)	—	0.09
Total Adjustments	0.06	0.23
Adjusted Diluted EPS	$2.98	$1.09

Table of Content

	Year Ended January 31,
	2022	2021
	(dollars in thousands, except per share data)
Adjusted EBITDA
Net Income	$66,047	$19,356
Adjustments
Interest expense, net of interest income	4,208	3,574
Provision for income taxes	20,854	11,397
Depreciation and amortization	22,139	23,701
EBITDA	113,248	58,028
Adjustments
ERP transition costs	—	2,990
Impairment charges	1,498	3,180
Ukraine remeasurement (gain) / loss	(263)	1,174
Total Adjustments	1,235	7,344
Adjusted EBITDA	$114,483	$65,372
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
    As of January 31, 2022, we had floorplan payable lines of credit for equipment purchases totaling $752.0 million, which includes a $450.0 million credit facility with CNH Industrial Capital, a $185.0 million floorplan payable line under the Bank Syndicate Agreement, a $50.0 million credit facility with DLL Finance, and additional credit facilities related to our foreign subsidiaries. Available borrowing capacity under these lines of credit are reduced by amounts outstanding under such facilities, borrowing base calculations and amount of standby letters of credit outstanding with respect to the Bank Syndicate Agreement, and certain acquisition-related financing arrangements with respect to the CNH Industrial Capital credit facility. As of January 31, 2022, the Company was in compliance with the financial covenants under its credit agreements. Additional

Table of Content
details on each of these credit facilities are disclosed in Note 8 to our consolidated financial statements included in this annual report.
    As of January 31, 2022, the Company was not subject to the fixed charge ratio covenant under the Bank Syndicate Agreement as our adjusted excess availability plus eligible cash collateral (as defined in the Bank Syndicate Agreement) was not less than 15% of the total amount of the credit facility. Please refer to Note 8 to our consolidated financial statement included in Item 8 for further information regarding the Company's line of credit.
    Our equipment inventory turnover increased to 3.4 times for fiscal 2022 compared to 2.0 times for fiscal 2021. Our equipment inventories amount decreased 4.2% from January 31, 2021 to January 31, 2022. The improvement in equipment turnover was due to the combination of the increase in equipment sales volume in fiscal 2022 as compared to fiscal 2021 and a decrease in our average equipment inventory over these time periods. Our equity in equipment inventory, which reflects the portion of our equipment inventory balance that is not financed by floorplan payables, increased to 58.2% as of January 31, 2022, from 52.1% as of January 31, 2021. The increase in our equity in equipment inventory is primarily due to a high level of cash generation in fiscal 2022, which was applied against interest bearing floorplan payables.
Long-Term Debt Facilities
    As of January 31, 2021, we had a $65.0 million working capital line of credit under the Bank Syndicate Agreement (the "Revolver Loan"). The Revolver Loan is used to finance our working capital requirements and fund certain capital expenditures, as needed. As of January 31, 2022, the Company did not have a need to utilize any of the Revolver Loan, as such the outstanding balance was zero. The Company works with various lenders to finance the purchase of real estate we currently lease or are acquiring through an acquisition. The Company may also decide in the future to finance a portion of our rental fleet as well as our capital expenditures using long-term debt from various lenders.
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
    In fiscal 2022, we used $14.6 million in cash for rental fleet purchases and $23.0 million in cash for property and equipment purchases and financed $14.6 million in property and equipment purchases with long-term debt and finance leases. The property and equipment purchases in fiscal 2022 primarily related to improvements to, or purchases of, real estate assets and the purchase of vehicles. In fiscal 2021, we used $7.1 million in cash for rental fleet purchases, $13.0 million in cash for property and equipment purchases, and financed $19.5 million in property and equipment purchases with long-term debt. The property and equipment purchases in fiscal 2022 primarily related to the purchase of vehicles, trucks and real estate. We expect our cash expenditures for property and equipment, exclusive of rental fleet purchases, for fiscal 2023 to be approximately $25.0 million and expect cash expenditures for our rental fleet for fiscal 2023 to be approximately $10.0 million. The actual amount of our fiscal 2023 capital expenditures will depend upon factors such as general economic conditions, growth prospects for our industry and our decisions regarding financing and leasing options. We currently expect to finance property and equipment purchases with borrowings under our existing credit facilities, financing with long-term debt, with available cash or with cash flow from operations. We may need to incur additional debt if we pursue any future acquisitions.
    There can be no assurances, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under the credit facilities with the Bank Syndicate, CNH Industrial Capital and DLL Finance in amounts sufficient to allow us to service our indebtedness and to meet our other commitments. If we are unable to generate sufficient cash flow from operations or to obtain sufficient future borrowings, we may be required to seek one or more alternatives such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. There can be no assurances that we will be able to succeed with one of these alternatives on commercially reasonable terms, if at all. In addition, if we pursue strategic acquisitions, we may require additional equity or debt financing to consummate the transactions, and we cannot assure you that we will succeed in obtaining this financing on favorable terms or at all. If we incur additional indebtedness to finance any of these transactions, this may place increased

Table of Content
demands on our cash flow from operations to service the resulting increased debt. Our existing debt agreements contain restrictive covenants that may restrict our ability to adopt any of these alternatives. Any non-compliance by us under the terms of our debt agreements could result in an event of default which, if not cured, could result in the acceleration of our debt. We have met all financial covenants under these credit agreements as of January 31, 2022. If anticipated operating results create the likelihood of a future covenant violation, we would seek to work with our lenders on an appropriate modification or amendment to our financing arrangements.
Cash Flow
Cash Flow Provided By Operating Activities
    Net cash provided by operating activities in fiscal 2022 was $158.9 million compared to $173.0 million in fiscal 2021. The decrease in net cash provided by operating activities of $14.1 million from fiscal 2021 to fiscal 2022 is primarily the result of a consistent inventory balance and manufacturer floorplan payable balance during fiscal 2022 compared to a reduction in inventories in fiscal 2021, this was partially offset by an increase in receivables and prepaid expenses for fiscal 2022.
Cash Flow Used For Investing Activities
    Net cash used for investing activities is primarily comprised of cash used for property and equipment purchases, including rental fleet purchases, and for business acquisitions.
    Net cash used for investing activities was $55.2 million in fiscal 2022, compared to $20.3 million in fiscal 2021. In fiscal 2022, the Company used $37.6 million of cash, compared to use of $20.1 million in fiscal 2021, for additional investment in our rental fleet, vehicles, capital improvements, and purchases of real estate. In addition, the Company utilized $33.6 million of cash in fiscal 2022, compared to use of $6.8 million in the prior fiscal year, for acquisitions.
Cash Flow Provided By (Used For) Financing Activities
    Net cash used for financing activities was $35.3 million in fiscal 2022, compared to net cash used for financing activities of $117.9 million in fiscal 2021. In fiscal 2022, net cash used for financing activities was the result of decreased non-manufacturer floorplan payables, which was reduced due to use of cash provided by operating activities.
Future Cash Requirements
    We enter into contractual obligations in the ordinary course of business that may require future cash payments. Such obligations include, but are not limited to, debt arrangements, leasing arrangements, and costs related to Information Technology ("IT"), including ERP expenses. The Notes to the Consolidated Financial Statements provide additional information in regard to Long Term Debt (Note 10) and Leases (Note 13). Other purchase obligations consist primarily of ERP related expenses with estimated cash payments of $4.4 million for fiscal 2023, $9.1 million combined for fiscal years 2024, 2025, and 2026.
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

Table of Content
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
•our beliefs and expectations regarding the impact of the Russia-Ukraine military conflict on our Ukrainian operations;
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
•our plans and assumptions for future capital expenditures and rental fleet purchases;
•our cash needs, sources of liquidity, and the adequacy of our working capital.
    Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management's beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results that differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:
•the impact of the Russian-Ukraine military conflict on our operations in Ukraine;
•assumptions regarding our cash needs and the amount of inventory we need on hand;
•general economic conditions and construction activity in the markets where we operate;
•our dependence on CNH Industrial, our primary supplier of equipment and parts inventory, and our relationships with other equipment suppliers;
•the terms of the CNH dealer agreements that subject us to restrictions that may adversely impact our business and growth;
•the risks associated with our international operations;
•risks resulting from the implementation or design of our new ERP system;
•risks resulting from the impact of the enactment of "right to repair" legislation;
•the impact of security breaches and other disruptions to our information system;
•our level of indebtedness and ability to comply with the terms of agreements governing our indebtedness;

Table of Content
•the risks associated with the expansion of our business;
•the risks resulting from outbreaks or other public health crises, including COVID-19;
•the potential inability to integrate any businesses we acquire;
•competitive pressures;
•significant fluctuations in the price of our common stock;
•risks related to our dependence on our information technology systems and the impact of potential breaches and other disruptions;
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

Table of Content
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    We are exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices such as interest rates and foreign currency exchange rates.
Interest Rate Risk
    Exposure to changes in interest rates results from borrowing activities used to fund operations. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. We have both fixed and floating rate financing. Some of our floating rate credit facilities contain minimum rates of interest to be charged. Based upon our interest-bearing balances and interest rates as of January 31, 2022, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $0.3 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $0.3 million. At January 31, 2022, we had total floorplan payables outstanding of $135.4 million, of which $28.6 million was interest-bearing at variable interest rates and $106.8 million was non-interest bearing. In addition, at January 31, 2022, we had total long-term debt outstanding and finance lease liabilities of $89.6 million, primarily all of which is fixed rate debt.
Foreign Currency Exchange Rate Risk
    Our foreign currency exposures arise as the result of our foreign operations. We are exposed to transactional foreign currency exchange rate risk through our foreign entities holding assets and liabilities denominated in currencies other than their functional currency. In addition, the Company is exposed to foreign currency transaction risk as a result of certain intercompany financing transactions. The Company attempts to manage its transactional foreign currency exchange rate risk through the use of derivative financial instruments, primarily foreign exchange forward contracts, or through natural hedging instruments. Based upon balances and exchange rates as of January 31, 2022, holding other variables constant, we believe that a hypothetical 10% increase or decrease in all applicable foreign exchange rates would not have a material impact on our results of operations or cash flows. As of January 31, 2022, our Ukrainian subsidiary had $1.7 million of net monetary assets denominated in Ukrainian hryvnia (UAH). We have attempted to minimize our net monetary asset position through reducing overall asset levels in Ukraine and through borrowing in UAH which serves as a natural hedging instrument offsetting our net UAH denominated assets. With the Russia/Ukraine conflict significantly intensifying in February 2022, currency and payment controls imposed by the National Bank of Ukraine limit our ability to manage our net monetary asset position. However in late March 2022, Ukraine's government classified agriculture as a critical industry. This has allowed us to convert hryvnia to pay for certain parts and equipment invoices. Continuation of political tensions in the Russian/Ukraine conflict could lead to more significant UAH devaluations. The inability to fully manage our net monetary asset position and continued UAH devaluations for an extended period of time, could have a material impact on our results of operations and cash flows.
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

Table of Content
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
    The Consolidated Balance Sheets of the Company as of January 31, 2022 and 2021, and the related Consolidated Statements of Operations, Comprehensive Income, Stockholders' Equity, and Cash Flows for the years ended January 31, 2022, 2021 and 2020, and the notes thereto, have been audited by Deloitte & Touche LLP, an independent registered public accounting firm.

Table of Content
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Titan Machinery Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Titan Machinery Inc. and subsidiaries (the "Company") as of January 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended January 31, 2022, and the related notes and the schedule listed in the Index at Part IV, Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The majority of the Company’s used equipment inventories are acquired through trade-ins from customers. Equipment that is traded-in is recorded at fair value less a normal gross profit margin. The Company determines fair value for the traded-in equipment through internal and third-party data that considers various factors including the age and condition of the equipment, hours of use, and market conditions. The Company’s used equipment inventories are stated at the lower of cost (specific identification) or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company periodically subjects used equipment inventories to lower of cost or net realizable value assessments and adjusts carrying values when such values exceed estimated net realizable value. The Company estimates net realizable value using internal and third-party data that considers various factors including the age and condition of the equipment, hours of use, and market conditions. The used equipment inventories balance as of January 31, 2022 was $128.0 million.
Given the significant judgments made by management to determine the initial fair value and subsequent net realizable value of used equipment inventories, performing audit procedures to evaluate these judgments to determine the valuation of used equipment inventories required a high degree of auditor judgment and an increased extent of effort.

Table of Content
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
•We evaluated the reasonableness of management’s judgments utilized to determine the net realizable value of the used equipment inventories by:
◦Evaluating the reasonableness and consistency of the methodology and assumptions used by management to determine net realizable value.
◦Testing the underlying determination of the net realizable value by obtaining sales documentation containing the age of the equipment and hours of use and comparing it to comparable internal and external data.
◦Performing a retrospective lookback analysis of management’s process by comparing the actual selling prices of used equipment inventories units sold in the current year to the selling prices estimated by management for those units in the prior year.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
March 31, 2022
We have served as the Company's auditor since 2013.

Table of Content
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Titan Machinery Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Titan Machinery Inc. and subsidiaries (the “Company”) as of January 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 31, 2022, of the Company and our report dated March 31, 2022, expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
March 31, 2022

Table of Content
TITAN MACHINERY INC.
CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 31, 2022 AND 2021
(in thousands, except per share data)

	January 31, 2022	January 31, 2021
Assets
Current Assets
Cash	$146,149	$78,990
Receivables, net of allowance for expected credit losses	94,287	69,109
Inventories	421,758	418,458
Prepaid expenses and other	28,135	13,677
Total current assets	690,329	580,234
Noncurrent Assets
Property and equipment, net of accumulated depreciation	178,243	147,165
Operating lease assets	56,150	74,445
Deferred income taxes	1,328	3,637
Goodwill	8,952	1,433
Intangible assets, net of accumulated amortization	10,624	7,785
Other	1,041	1,090
Total noncurrent assets	256,338	235,555
Total Assets	$946,667	$815,789

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$25,644	$20,045
Floorplan payable	135,415	161,835
Current maturities of long-term debt	5,876	4,591
Current maturities of operating leases	9,601	11,772
Deferred revenue	134,146	59,418
Accrued expenses and other	59,339	48,791
Income taxes payable	4,700	11,048
Total current liabilities	374,721	317,500
Long-Term Liabilities
Long-term debt, less current maturities	74,772	44,906
Operating lease liabilities	55,595	73,567
Deferred income taxes	2,006	—
Other long-term liabilities	4,374	8,535
Total long-term liabilities	136,747	127,008
Commitments and Contingencies (Note 12)
Stockholders' Equity
Common stock, par value $0.00001 per share, 45,000,000 shares authorized; 22,587,859 shares issued and outstanding at January 31, 2022; 22,552,967 shares issued and outstanding at January 31, 2021	—	—
Additional paid-in-capital	254,455	252,913
Retained earnings	182,916	116,869
Accumulated other comprehensive income (loss)	(2,172)	1,499
Total stockholders' equity	435,199	371,281
Total Liabilities and Stockholders' Equity	$946,667	$815,789
See Notes to Consolidated Financial Statements

Table of Content
TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JANUARY 31, 2022, 2021 AND 2020
(in thousands, except per share data)

	2022	2021	2020
Revenue
Equipment	$1,291,684	$1,016,071	$917,202
Parts	266,916	244,676	234,217
Service	115,641	107,229	99,165
Rental and other	37,665	43,246	54,587
Total Revenue	1,711,906	1,411,222	1,305,171
Cost of Revenue
Equipment	1,130,205	911,170	818,707
Parts	186,324	171,873	165,190
Service	38,771	36,692	33,446
Rental and other	23,882	30,125	37,010
Total Cost of Revenue	1,379,182	1,149,860	1,054,353
Gross Profit	332,724	261,362	250,818
Operating Expenses	241,044	220,774	225,722
Impairment of Goodwill	—	1,453	—
Impairment of Intangible and Long-Lived Assets	1,498	1,727	3,764
Income from Operations	90,182	37,408	21,332
Other Income (Expense)
Interest and other income	2,431	527	3,126
Floorplan interest expense	(1,175)	(3,339)	(5,354)
Other interest expense	(4,537)	(3,843)	(4,452)
Income Before Income Taxes	86,901	30,753	14,652
Provision for Income Taxes	20,854	11,397	699
Net Income	$66,047	$19,356	$13,953

Earnings per Share:
Basic	$2.93	$0.86	$0.63
Diluted	$2.92	$0.86	$0.63

Weighted Average Common Shares:
Basic	22,238	22,100	21,946
Diluted	22,248	22,104	21,953
See Notes to Consolidated Financial Statements

Table of Content
TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED JANUARY 31, 2022, 2021 AND 2020
(in thousands)

	2022	2021	2020
Net Income	$66,047	$19,356	$13,953
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(3,671)	4,719	(880)
Comprehensive Income	$62,376	$24,075	$13,073
See Notes to Consolidated Financial Statements

Table of Content
TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JANUARY 31, 2022, 2021 AND 2020
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares Outstanding	Amount
BALANCE, JANUARY 31, 2019	22,218	$—	$248,423	$89,228	$(2,340)	$335,311
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	117	—	(509)	—	—	(509)
Stock-based compensation expense	—	—	2,693	—	—	2,693
Cumulative-effect adjustment of adopting ASC 842, Leases	—	—	—	(5,464)	—	(5,464)
Net income	—	—	—	13,953	—	13,953
Other comprehensive loss	—	—	—	—	(880)	(880)
BALANCE, JANUARY 31, 2020	22,335	—	250,607	97,717	(3,220)	345,104
Cumulative-effect adjustment of adopting ASC 326, Financial Instruments - Credit Losses	—	—	—	(204)	—	(204)
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	218	—	(209)	—	—	(209)
Stock-based compensation expense	—	—	2,515	—	—	2,515
Net income	—	—	—	19,356	—	19,356
Other comprehensive loss	—	—	—	—	4,719	4,719
BALANCE, JANUARY 31, 2021	22,553	—	252,913	116,869	1,499	371,281
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	35	—	(1,012)	—	—	(1,012)
Stock-based compensation expense	—	—	2,554	—	—	2,554
Net income	—	—	—	66,047	—	66,047
Other comprehensive income	—	—	—	—	(3,671)	(3,671)
BALANCE, JANUARY 31, 2022	22,588	$—	$254,455	$182,916	$(2,172)	$435,199
See Notes to Consolidated Financial Statements

Table of Content
TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 31, 2022, 2021 AND 2020
(in thousands)

	2022	2021	2020
Operating Activities
Net income	$66,047	$19,356	$13,953
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	22,139	23,701	28,067
Impairment of goodwill, intangible assets and long lived assets	1,498	3,180	3,764
Deferred income taxes	4,315	(3,538)	(1,663)
Stock-based compensation expense	2,554	2,515	2,693
Noncash interest expense	218	174	408
Noncash lease expense	9,882	11,537	12,234
Gain on sale of property & equipment	(4,525)	(863)	(875)
Other, net	711	(512)	487
Changes in assets and liabilities
Receivables, prepaid expenses and other assets	(37,037)	4,469	6,217
Inventories	5,799	199,245	(99,469)
Manufacturer floorplan payable	14,233	(110,084)	49,601
Deferred revenue	74,244	18,157	(5,370)
Accounts payable, deferred revenue, accrued expenses and other and other long-term liabilities	9,687	18,048	3,480
Operating lease liability	(10,849)	(12,389)	(12,572)
Net Cash Provided by Operating Activities	158,916	172,996	955
Investing Activities
Rental fleet purchases	(14,594)	(7,103)	(14,302)
Property and equipment purchases (excluding rental fleet)	(23,033)	(12,986)	(10,714)
Proceeds from sale of property and equipment	16,046	6,592	2,415
Acquisition consideration, net of cash acquired	(33,643)	(6,790)	(13,887)
Other, net	26	(10)	19
Net Cash Used for Investing Activities	(55,198)	(20,297)	(36,469)
Financing Activities
Net change in non-manufacturer floorplan payable	(35,443)	(106,414)	50,158
Principal payments on senior convertible notes	—	—	(45,644)
Proceeds from long-term debt borrowings	10,348	5,326	23,354
Principal payments on long-term debt and finance leases	(9,212)	(15,942)	(4,490)
Other, net	(1,028)	(909)	(509)
Net Cash Provided by (Used for) Financing Activities	(35,335)	(117,939)	22,869
Effect of Exchange Rate Changes on Cash	(1,224)	509	(379)
Net Change in Cash	67,159	35,269	(13,024)
Cash at Beginning of Period	78,990	43,721	56,745
Cash at End of Period	$146,149	$78,990	$43,721
Supplemental Disclosures of Cash Flow Information
Cash paid during the period
Income taxes, net of refunds	$22,946	$2,786	$3,656
Interest	$5,399	$7,355	$9,687
Supplemental Disclosures of Noncash Investing and Financing Activities
Net property and equipment financed with long-term debt, capital leases, accounts payable and accrued liabilities	$14,626	$19,537	$11,039
Long-term debt to acquire finance leases	$11,000	$—	$—
Net transfer of assets from property and equipment to inventories	$4,368	$6,702	$2,544
                 See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
    Titan Machinery Inc. and its subsidiaries (collectively, the "Company") are engaged in the retail sale, service and rental of agricultural and construction machinery through its stores in the United States and Europe. The Company's North American stores are located in Colorado, Iowa, Minnesota, Nebraska, North Dakota, South Dakota, Wisconsin and Wyoming, and its European stores are located in Bulgaria, Germany, Romania, and Ukraine.
Russia/Ukraine Geopolitical Conflict
    On February 24, 2022, the ongoing Russia/Ukraine conflict significantly intensified. Titan Machinery Ukraine, LLC. ("Titan Machinery Ukraine"), the Company's wholly owned Ukrainian subsidiary, has ten locations in Ukraine, each of which were temporarily closed for a period of time, some locations have remained closed, as the well-being of the employees is the Company's primary concern. The Company is actively monitoring the quickly evolving geopolitical situation but due to the unknown nature of this conflict, the duration of the closures are unknown and may vary across different areas of Ukraine.
    For the fiscal year ended January 31, 2022, the Company had total assets of $32.7 million in Ukraine. The physical assets (e.g. inventory and fixed assets) are almost exclusively located in central and western areas of the country. The Company has been monitoring Titan Machinery Ukraine's net monetary asset position, but the currency and payment controls imposed by the National Bank of Ukraine have limited our ability to fully manage our net monetary asset position.
    The Russia/Ukraine conflict did not have a significant impact on our results of operations for the fiscal year ended January 31, 2022, but depending on the extent and duration of the conflict may have a material adverse effect on Titan Machinery Ukraine's operations going forward.
Impact of the COVID-19 Pandemic
    The outbreak and global spread of COVID-19, which was declared a pandemic by the World Health Organization and a national emergency by the President of the United States in March 2020, continues to have an impact on society, economies, financial markets, and businesses. While the Company's products and services were determined to be an essential business, the pandemic has had an impact on the Company's business operations, existing employees and ability to find new employees, customers, and suppliers. Uncertainty remains regarding the magnitude and duration of the pandemic and the resulting financial effects and will depend on future developments including the efficacy of vaccines, the spread of COVID-19 variants, and the extent of governmental responses, including potential vaccine or testing mandates.
    On November 5, 2021, the Department of Labor's Occupational Safety and Health Administration ("OSHA") announced an Emergency Temporary Standard ("ETS") requiring all employers with at least 100 employees to ensure their employees are fully vaccinated or require weekly testing of unvaccinated employees. On January 13, 2022, the US Supreme Court granted emergency relief to stay the implementation of the ETS and on January 26, 2022, OSHA withdrew the standard. Although OSHA withdrew the vaccination and testing ETS as an enforceable emergency temporary standard, the agency is not withdrawing the ETS as a proposed rule. The agency is prioritizing resources and is focusing on finalizing a permanent COVID-19 Healthcare Standard. The ultimate impact of a permanent standard on the Company, if one were to be adopted, is currently unknown and difficult to predict.
    The Company has assessed the impacts of the COVID-19 pandemic on its results of operations for the fiscal year ended January 31, 2022, and although there have been challenges, no material adverse impacts were identified. We continue to monitor developments involving our workforce, customers, and suppliers and continue to take steps to mitigate against additional impacts.
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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
    The Company's foreign subsidiaries have fiscal years ending on December 31 of each year, consistent with statutory reporting requirements in each of the respective countries. The accounts of the Company's foreign subsidiaries are consolidated as of December 31 of each year. No events or transactions occurred related to these subsidiaries in January 2022 that would have materially affected the consolidated financial position, results of operations or cash flows.
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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Receivables and Credit Policy
    Trade accounts receivable due from customers are uncollateralized customer obligations due under normal trade terms requiring payment within 30 to 90 days from the invoice date. Balances unpaid after the due date based on trade terms are considered past due and begin to accrue interest. Payments of trade receivables are allocated to the specific invoices identified on the customer's remittance advice or, if unspecified, are applied to the earliest unpaid invoices. Trade accounts receivable due from manufacturers relate to discount programs and incentive programs. Trade accounts receivable due from finance companies primarily consist of contracts in transit with finance companies and balances due from credit card companies. These receivables

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
do not generally have established payment terms but are collected in relatively short time periods. Unbilled receivables primarily represent unbilled labor hours incurred and parts inventories consumed during the performance of service arrangements for our customers at the Company's retail rates.
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
Inventories
    New and used equipment are stated at the lower of cost (specific identification) or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. All new and used equipment inventories, including that which has been rented, are subject to periodic lower of cost or net realizable value evaluations that consider various factors including aging and condition of the equipment and market conditions. Equipment inventory values are adjusted whenever the carrying amount exceeds the net realizable value. Parts inventories are valued at the lower of average cost or net realizable value. The Company estimates its lower of average cost or net realizable value adjustments on its parts inventories based on various factors including aging and sales of each type of parts inventory. Work in process represents costs incurred in the reconditioning and preparation for sale of our equipment inventories.
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
Goodwill
    Goodwill is recognized and initially measured as any excess of the acquisition-date consideration transferred in a business combination over the acquisition-date amounts recognized for the net identifiable assets acquired. Goodwill is not amortized but is tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not result in an impairment of goodwill. Impairment testing is performed at the reporting unit level. A reporting unit is defined as an operating segment or one level below an operating segment, referred to as a component. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. The goodwill impairment analysis is a single-step quantitative assessment that identifies both the existence of impairment and the amount of impairment loss by comparing the estimated fair value of a reporting unit to its carrying value, with any excess carrying value over the fair value being recognized as an impairment loss, limited to the total amount of goodwill allocated to that reporting unit. The Company performs its annual goodwill impairment test as of December 31st of each year. See Note 7 for details and results of the Company's impairment testing.
Intangible Assets
    Intangible assets with a finite life consist of customer relationships and covenants not to compete, and are carried at cost less accumulated amortization. The Company amortizes the cost of identified intangible assets on a straight-line basis over the expected period of benefit, which is generally five years for customer relationships and the contractual term for covenants not to compete, which range from three to 5 years.
    Intangible assets with an indefinite life consist of distribution rights with manufacturers. Distribution rights are classified as an indefinite-lived intangible asset because the Company's distribution agreements continue indefinitely by their terms, or are routinely awarded or renewed without substantial cost or material modifications to the underlying agreements.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
    During the year ended January 31, 2022, the Company determined that certain events or circumstances, including a current period operating loss combined with historical losses and anticipated future operating losses, within certain of its stores was an indication that the long-lived assets of these stores may not be recoverable. The aggregate carrying value of such assets totaled $5.2 million. In light of these circumstances, the Company performed a long-lived asset impairment analysis for these assets and concluded that the carrying value was not recoverable. Accordingly, the Company estimated the fair value of the assets using an income approach. The Company recognized total impairment charges of $0.4 million, which relates to the International segment.
    We performed similar impairment analyses at the end of fiscal 2021 and 2020. The Company recognized impairment charges totaling $0.9 million on long-lived assets during the year ended January 31, 2021, of which $0.3 million related to the Agriculture segment and $0.6 million related to the Construction segment. The Company recognized impairment charges totaling $3.1 million on long-lived assets during the year ended January 31, 2020, of which $2.3 million related to the Agriculture segment and $0.8 million related to the Construction segment. All impairment charges recognized are included in the Impairment of Intangible and Long-Lived Assets line item in the consolidated statements of operations.
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
Advertising Costs
    Costs incurred for producing and distributing advertising are expensed as incurred. Advertising expense amounted to $2.5 million, $2.2 million and $2.2 million for the years ended January 31, 2022, 2021 and 2020, respectively.
Stock-Based Compensation
    The Company accounts for stock-based compensation at the fair value of the related equity instrument over the applicable service or performance period.
Comprehensive Income and Foreign Currency Matters
    For the Company, comprehensive income (loss) represents net income adjusted for foreign currency translation adjustments. For the Company's foreign subsidiaries in which their local currency is their functional currency, assets and liabilities are translated into U.S. dollars at the balance sheet date exchange rate. Income and expenses are translated at average exchange rates for the year. Foreign currency translation adjustments are recorded directly as other comprehensive income (loss), a component of stockholders' equity. For the Company's foreign subsidiaries in which the local currency is not the functional currency, prior to translation into U.S. dollars, amounts must first be remeasured from the local currency into the functional currency. Nonmonetary assets and liabilities are remeasured at historical exchange rates and monetary assets and liabilities are remeasured at the balance sheet date exchange rate. Income and expenses are remeasured at average exchange rates for the year. Foreign currency remeasurement adjustments are included in the statement of operations.
    The Company recognized, in interest and other income in its consolidated statements of operations, a net foreign currency transaction loss of $0.1 million and $2.8 million for the years ended January 31, 2022 and 2021, respectively, and a net foreign currency transaction gain of $0.4 million for the year ended January 31, 2020.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Recent Accounting Guidance
    Accounting guidance not yet adopted
    In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU No. 2020-04”), which provides temporary optional expedients and exceptions to accounting guidance on contract modifications and hedge accounting to ease entities’ financial reporting burdens as the market transitions from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. ASU 2020-04 is effective upon issuance and can be applied through December 31, 2022. The Company is currently evaluating its contracts that reference LIBOR and is working with our creditors on updating credit agreements as necessary to include language regarding the successor or alternate rate to LIBOR. The Company does not expect the guidance to have a material impact on its results of operations, financial position, cash flows or disclosures.
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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
    The following table sets forth the calculation of basic and diluted EPS:

	Year Ended January 31,
	2022	2021	2020
	(in thousands, except per share data)
Numerator
Net income	$66,047	$19,356	$13,953
Allocation to participating securities	(977)	(325)	(221)
Net income attributable to Titan Machinery Inc. common stockholders	$65,070	$19,031	$13,732
Denominator
Basic weighted-average common shares outstanding	22,238	22,100	21,946
Plus: incremental shares from assumed vesting of restricted stock units	10	4	7
Diluted weighted-average common shares outstanding	22,248	22,104	21,953

Earnings per Share:
Basic	$2.93	$0.86	$0.63
Diluted	$2.92	$0.86	$0.63

NOTE 3 - REVENUE
    The following tables present our revenue disaggregated by revenue source and segment for the years ended January 31, 2022, 2021 and 2020:

	Year Ended January 31, 2022
	Agriculture	Construction	International	Total
	(in thousands)
Equipment	$823,590	$209,318	$258,776	$1,291,684
Parts	166,623	50,449	49,844	266,916
Service	81,506	26,401	7,734	115,641
Other	3,006	1,913	517	5,436
Revenue from contracts with customers	1,074,725	288,081	316,871	1,679,677
Rental	2,026	29,083	1,120	32,229
Total revenues	$1,076,751	$317,164	$317,991	$1,711,906

	Year Ended January 31, 2021
	Agriculture	Construction	International	Total
	(in thousands)
Equipment	$654,244	$193,495	$168,332	$1,016,071
Parts	151,278	51,186	42,212	244,676
Service	74,963	25,224	7,042	107,229
Other	3,122	2,295	400	5,817
Revenue from contracts with customers	883,607	272,200	217,986	1,373,793
Rental	2,878	33,545	1,006	37,429
Total revenues	$886,485	$305,745	$218,992	$1,411,222

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended January 31, 2020
	Agriculture	Construction	International	Total
	(in thousands)
Equipment	$535,792	$194,675	$186,735	$917,202
Parts	141,093	52,160	40,964	234,217
Service	66,158	26,189	6,818	99,165
Other	2,989	2,895	264	6,148
Revenue from contracts with customers	746,032	275,919	234,781	1,256,732
Rental	3,010	44,115	1,314	48,439
Total revenues	$749,042	$320,034	$236,095	$1,305,171
    Deferred revenue from contracts with customers totaled $132.2 million and $57.7 million as of January 31, 2022 and January 31, 2021. Our deferred revenue most often increases in the fourth quarter of each fiscal year, due to a higher level of customer down payments or prepayments. The increase in deferred revenue from January 31, 2021 to January 31, 2022 was primarily due to increased equipment sales activity and longer lead times on delivery of new equipment from the manufacturer, which increased the amount of time between customer payments and the delivery of the equipment to the customer. During the year ended January 31, 2022, the Company recognized substantially all of the revenue that was included in the deferred revenue balance as of January 31, 2021.
    The following is a summary of deferred revenue as of January 31, 2022 and January 31, 2021:

	January 31, 2022	January 31, 2021
	(in thousands)
Deferred revenue from contracts with customers	$132,193	$57,731
Deferred revenue from rental and other contracts	1,953	1,687
	$134,146	$59,418
    No material amount of revenue was recognized during the year ended January 31, 2022 from performance obligations satisfied in previous periods. The Company has elected as a practical expedient to not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of service of one year or less, and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. The contracts for which the practical expedient has been applied include (i) equipment revenue transactions, which do not have a stated contractual term, but are short-term in nature, and (ii) service revenue transactions, which also do not have a stated contractual term but are generally completed within 30 days and for such contracts we recognize revenue over time at the amount to which we have the right to invoice for services completed to date.
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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
receivables based on historical experience and using credit information obtained from continued monitoring of customer accounts.

	January 31, 2022	January 31, 2021
	(in thousands)
Trade and unbilled receivables from contracts with customers
Trade receivables due from customers	$30,041	$31,664
Unbilled receivables	17,129	12,909
Less allowance for expected credit losses	1,979	2,994
	45,191	41,579

Trade receivables due from finance companies	17,937	14,133

Trade and unbilled receivables from rental contracts
Trade receivables	3,055	4,329
Unbilled receivables	538	520
Less allowance for expected credit losses	469	1,939
	3,124	2,910

Other receivables
Due from manufacturers	22,979	8,720
Other	5,056	1,767
	28,035	10,487
Receivables, net of allowance for expected credit losses	$94,287	$69,109
    Following is a summary of allowance for credit losses on trade and unbilled accounts receivable by segment:

	Agriculture	Construction	International	Total
	(in thousands)
Balance at February 1, 2020	$181	$1,016	$1,746	$2,943
Current expected credit loss provision	115	282	167	564
Write-offs charged against allowance	(125)	(247)	(344)	(716)
Credit loss recoveries collected	58	23	6	87
Foreign exchange impact	—	—	116	116
Balance at January 31, 2021	229	1,074	1,691	2,994
Current expected credit loss provision	137	186	(8)	315
Write-offs charged against allowance	166	1,076	111	1,353
Credit loss recoveries collected	44	9	42	95
Foreign exchange impact	—	—	(72)	(72)
Balance at January 31, 2022	$244	$193	$1,542	$1,979

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
    The following table presents impairment losses on receivables arising from sales contracts with customers and receivables arising from rental contracts:

	Year Ended January 31,
	2022	2021
	(in thousands)
Impairment losses (recoveries) on:
Receivables from sales contracts with customers	$593	$356
Receivables from rental contracts	(56)	142
	$537	$498

NOTE 5 - INVENTORIES

	January 31, 2022	January 31, 2021
	(in thousands)
New equipment	$195,775	$206,683
Used equipment	128,047	131,369
Parts and attachments	95,890	78,982
Work in process	2,046	1,424
	$421,758	$418,458

NOTE 6 - PROPERTY AND EQUIPMENT

	January 31, 2022	January 31, 2021
	(in thousands)
Rental fleet equipment	$65,117	$77,530
Machinery and equipment	22,819	23,354
Vehicles	58,650	55,884
Furniture and fixtures	50,228	43,678
Land, buildings, and leasehold improvements	123,323	90,730
	320,137	291,176
Less accumulated depreciation	141,894	144,011
	$178,243	$147,165
    The Company includes depreciation expense related to its rental fleet and its trucking fleet, for hauling equipment, in cost of revenue, which was $8.6 million, $10.3 million, and $10.6 million for the years ended January 31, 2022, 2021 and 2020. All other depreciation expense is included in Operating Expenses, which totaled $12.2 million, $11.6 million and $15.9 million for the years ended January 31, 2022, 2021 and 2020, respectively. The Company had assets related to sale-leaseback financing obligations and finance leases associated with real estate of store locations, which are included in the land, buildings and leasehold improvements balance above. Such assets had gross carrying values totaling $26.3 million and $31.1 million, and accumulated amortization balances totaling $8.3 million and $8.7 million, as of January 31, 2022 and 2021.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7 - INTANGIBLE ASSETS AND GOODWILL
Definite-Lived Intangible Assets
    The following is a summary of definite-lived intangible assets as of January 31, 2022 and 2021:

	January 31, 2022			January 31, 2021
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)			(in thousands)
Covenants not to compete	$250	$(79)	$171	$150	$(38)	$112
Customer relationships	497	(252)	245	360	(185)	175
	$747	$(331)	$416	$510	$(223)	$287
    Intangible asset amortization expense was $0.1 million for each of the three years ended January 31, 2022, 2021 and 2020. The covenants not to compete and customer relationships assets for the year ended January 31, 2021 have a weighted-average amortization period of 3.2 years and 4.0 years, respectively. As of January 31, 2022, future amortization expense is expected to be as follows:

Fiscal years ending January 31,	Amount
(in thousands)
2023	$129
2024	118
2025	93
2026	51
2027	25
Thereafter	—
$416
Indefinite-Lived Intangible Assets
    The Company's indefinite-lived intangible assets consist of distribution rights assets. Changes in the carrying amount of distribution rights during the years ended January 31, 2022 and 2021 are as follows:

	Agriculture	Construction	International	Total
	(in thousands)
Balance, January 31, 2020	$6,070	$72	$1,870	$8,012
Arising from business combinations	195	—	—	195
Foreign currency translation	—	—	149	149
Impairment	—	—	858	858
Balance, January 31, 2021	6,265	72	1,161	7,498
Arising from business combinations	3,871	—	—	3,871
Foreign currency translation	—	—	(22)	(22)
Impairment	—	—	1,139	1,139
Balance, January 31, 2022	$10,136	$72	$—	$10,208

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
    The Company performs at least an annual impairment testing of its indefinite-lived distribution rights intangible assets and, due to ongoing losses, an interim test was completed in the second quarter of fiscal 2022 for our Germany assets. Under the impairment test, the fair value of distribution rights intangible assets is estimated based on a multi-period excess earnings model, an income approach. This model allocates future estimated earnings of the store/complex amongst working capital, fixed assets and other intangible assets of the store/complex and any remaining earnings (the "excess earnings") are allocated to the distribution rights intangible assets. The earnings allocated to the distribution rights are then discounted to arrive at the present value of the future estimated excess earnings, which represents the estimated fair value of the distribution rights intangible asset. The discount rate applied reflects the Company's estimate of the weighted-average cost of capital of comparable companies plus an additional risk premium to reflect the additional risk inherent in the distribution right asset.
    The results of the Company's impairment testing for the Germany distribution rights intangible assets for the quarter ended July 31, 2021, indicated that the estimated fair value of the tested distribution rights was below the carrying value of such assets, thus requiring an impairment to be recognized. Impairment charges of $1.1 million were recognized and are included in the Impairment of Intangibles and Long-lived Assets amount in the consolidated statements of operations. The impairment charges arose as the result of lowered expectations of the future financial performance of this reporting unit. The Company's assumptions about future financial performance were impacted by the current year operating performance of this reporting unit and by the anticipated impact that challenging industry conditions, including COVID-19, may have on the future financial performance of this reporting unit.
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
    During the years ended January 31, 2022 and 2021, the Company recognized $1.1 million and $0.9 million of impairment charges associated with its distribution rights in its Germany reporting unit. No impairment charges were recognized for the fiscal year ended January 31, 2020.
    The Company had gross indefinite-lived intangible assets of $12.2 million and accumulated impairments of $2.0 million as of January 31, 2022.
Goodwill
    Changes in the carrying amount of goodwill during the years ended January 31, 2022 and 2021 are as follows:

	Agriculture	International	Total
	(in thousands)
Balance, January 31, 2020	$949	$1,378	$2,327
Arising from business combinations	484	—	484
Foreign currency translation	—	75	75
Impairment	—	1,453	1,453
Balance, January 31, 2021	1,433	—	1,433
Arising from business combinations	7,519	—	7,519
Balance, January 31, 2022	$8,952	$—	$8,952
    The Company performs an annual impairment testing of goodwill as of December 31st of each year. Under the impairment test, the fair value of the reporting unit is estimated using an income approach in which a discounted cash flow analysis is utilized, which includes a five-year forecast of future operating performance for the reporting unit and a terminal value that estimates sustained long-term growth. The discount rate applied to the estimated future cash flows reflects an estimate of the weighted-average cost of capital of comparable companies. During the years ended January 31, 2022 and 2020, the Company did not recognize any impairment charges.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
    During the year ended January 31, 2021, the quantitative goodwill impairment analysis for the Germany reporting unit indicated that the estimated fair value of the reporting unit was less than the carrying value. The implied fair value of the goodwill associated with the reporting unit approximated zero, thus requiring a full impairment charge of the goodwill carrying value of the reporting unit. As such, a goodwill impairment charge of $1.5 million was recognized, which is included in Impairment of Goodwill in the consolidated statements of operations. The impairment charge arose as the result of lowered expectations of the future financial performance of this reporting unit. The Company's assumptions about future financial performance were impacted by the current year operating performance of this reporting unit and by the anticipated impact that challenging industry conditions, including COVID-19, may have on the future financial performance of this reporting unit. This removed all of the remaining goodwill in the International segment last year, the Agriculture segment is the only segment with goodwill on its balance sheet.
    The Company had gross goodwill of $10.4 million and accumulated impairments of $1.5 million as of January 31, 2022.
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
    As of January 31, 2022, the Company had floorplan lines of credit totaling $752.0 million, which is primarily comprised of three significant floorplan lines of credit: (i) a $450.0 million credit facility with CNH Industrial, (ii) a $185.0 million line of credit with a group of banks (the "Bank Syndicate"), and (iii) a $50.0 million credit facility with DLL Finance LLC (“DLL Finance”).
CNH Industrial Floorplan Payable Line of Credit
    As of January 31, 2022, the Company had a $450.0 million credit facility with CNH Industrial, of which $360.0 million is available for domestic financing and $90.0 million is available for European financing.
    The domestic financing facility offers financing for new and used equipment inventories. Available borrowings under the credit facility are reduced by outstanding floorplan payable balances and other acquisition-related financing arrangements with CNH Industrial. The credit facility charges interest at a rate dependent on the Company's Retail Finance Market Share, as defined in the credit facility agreement, and ranges from 0.5% to 2.75% plus the prime rate for the financing of new and used equipment inventories and rental fleet assets. CNH Industrial offers periods of reduced interest rates and interest-free periods. Repayment terms vary, but generally payments are made from sales proceeds or rental revenue generated from the related inventories or rental fleet assets. Balances under the outstanding CNH Industrial credit facility are secured by the inventory or rental fleet purchased with the floorplan proceeds. The European financing facility offers financing for new equipment inventories. Available borrowings under the credit facility are reduced by outstanding floorplan payable balances. Amounts outstanding are generally due approximately 75 days after the date of invoice by CNH Industrial. Generally, no interest is charged on outstanding balances. However, in certain international markets the Company receives extended terms from CNH Industrial similar to what we receive domestically with reduced interest and interest free periods. Amounts outstanding are secured by the inventory purchased with the floorplan proceeds.
    The CNH Industrial credit facility contains financial covenants that impose a maximum level of adjusted debt to tangible net worth of 3.50:1.00 and minimum fixed charge coverage ratio of 1.10:1.00. It also contains various restrictive covenants that require prior consent of CNH Industrial if the Company desires to engage in any acquisition of, consolidation or merger with, any other business entity in which the Company is not the surviving company; create subsidiaries; move any collateral outside of the U.S.; or sell, rent, lease or otherwise dispose or transfer any of the collateral, other than in the ordinary course of business. CNH Industrial’s consent is also required for the acquisition of any CNH Industrial dealership. In addition, the CNH Industrial credit facility restricts the Company's ability to incur any liens upon any substantial part of the assets. The credit facility automatically renews on August 31st of each year unless earlier terminated by either party. As of January 31, 2022, the Company was in compliance with the adjusted debt to tangible net worth and fixed charge coverage ratio financial covenants under this credit facility.
    During the year ended January 31, 2022, the CNH Industrial credit facility was amended to update the interest rate structure from a rate equal to the prime rate plus 3.25% to a rate dependent on the Company's Retail Finance Market Share which ranges from 0.5% to 2.75% plus the prime rate.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Bank Syndicate Credit Agreement - Floorplan Payable and Working Capital Lines of Credit
    As of January 31, 2022, the Company had a $250.0 million credit facility under a Third Amended and Restated Credit Agreement (the "Bank Syndicate Agreement"), consisting of a $185.0 million floorplan facility (the "Floorplan Loan") and a $65.0 million operating line (the "Revolver Loan"). The amounts available under the Bank Syndicate Agreement are subject to base calculations and reduced by outstanding standby letters of credit and certain reserves. The Bank Syndicate Agreement includes a variable interest rate on outstanding balances, charges a 0.25% non-usage fee on the average monthly unused amount, and requires monthly payments of accrued interest. The Company elects at the time of any advance to choose a Base Rate Loan or a LIBOR Rate Loan. The LIBOR Rate is based upon one-month, two-month, or three-month LIBOR, as chosen by the Company, but in no event shall the LIBOR Rate be less than 0.0%. The Base Rate is the greater of (a) the prime rate of interest announced, from time to time, by Bank of America; (b) the Federal Funds Rate plus 0.5%, or (c) the one-month LIBOR Rate plus 1%, but in no event shall the Base Rate be less than zero. The applicable margin rate is determined based on excess availability under the Bank Syndicate Agreement and ranges from 0.5% to 1.0% for Base Rate Loans and 1.5% to 2.0% for LIBOR Rate Loans.
    The Bank Syndicate Agreement has a benchmark replacement reference rate when the LIBOR Rate is no longer published. The identified replacement reference rate is the secured overnight financing rate (SOFR). The benchmark transition event will occur at the earliest to occur of (i) the date that all available tenors of LIBOR have permanently ceased to be reported, (ii) June 30, 2023, or (iii) the date of agreement by the banks party to the Bank Syndicate agreement and the Company to replace the LIBOR Rate. The SOFR Rate is based upon one-month, two-month, three-month, six-month, or 12-month SOFR plus between 11.4 basis points and 71.5 basis points depending on the available tenor used. In no event will the SOFR Rate be less than zero. The applicable margin is determined based on excess availability under the Bank Syndicate Agreement and ranges from 1.5% to 2.0%.
    The Bank Syndicate Agreement does not obligate the Company to maintain financial covenants, except in the event that excess availability (each as defined in the Bank Syndicate Agreement) is less than 15% of the lower of the borrowing base or the size of the maximum credit line, at which point the Company is required to maintain a fixed charge coverage ratio of at least 1.10:1.00. Based on our excess availability and cash collateral, we were not subject to the fixed charge coverage ratio as of January 31, 2022. The Bank Syndicate Credit Agreement includes various restrictions on the Company and its subsidiaries' activities, including, under certain conditions, limitations on the Company’s ability to make certain cash payments including for cash dividends and stock repurchases, issuance of equity instruments, acquisitions and divestitures, and entering into new indebtedness transactions. As of January 31, 2022, under these provisions of the Bank Syndicate Agreement, the Company had an unrestricted dividend availability of approximately $64.7 million. The Bank Syndicate Agreement matures on April 3, 2025.
    The Floorplan Loan is used to finance equipment inventory purchases. Amounts outstanding are recorded as floorplan payables, within current liabilities on the consolidated balance sheets, as the Company intends to repay amounts borrowed within one year.
    The Revolver Loan is used to finance rental fleet equipment and for general working capital requirements of the Company. Amounts outstanding are typically recorded as long-term debt, within long-term liabilities on the consolidated balance sheets, as the Company does not have the intention or obligation to repay amounts borrowed within one year. The balances outstanding on the Revolver Loan as of January 31, 2022 and 2021 are disclosed in Note 10.
    During the year ended January 31, 2022, the Bank Syndicate Agreement was amended to, among other things, add a benchmark replacement reference rate and reduce the current floor for the LIBOR Rate.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DLL Finance Floorplan Payable Line of Credit
    As of January 31, 2022, the Company had a $50.0 million credit facility with DLL Finance, of which $39.0 million is available for domestic financing and $11.0 million is available for financing in certain of our European markets. The DLL Finance credit facility may be used to purchase or refinance new and used equipment inventory. Amounts outstanding for domestic financing bear interest on outstanding balances of one-month SOFR plus an applicable margin of 3.00%. Amounts outstanding for European financing bear interest on outstanding balances of three-month EURIBOR plus an applicable margin of 2.10% to 2.50%. The credit facility allows for increase, decrease or termination of the facility by DLL Finance in its sole discretion at any time. The credit facility contains financial covenants that impose a maximum net leverage ratio of 3.50:1.00 and a minimum fixed charge coverage ratio of 1.10:1.00. The credit facility also requires the Company to obtain prior consent from DLL Finance if the Company desired to engage in any acquisition meeting certain financial thresholds. The balances outstanding with DLL Finance are secured by the inventory or rental fleet purchased with the floorplan proceeds. Repayment terms vary by individual notes, but generally payments are made from sales proceeds or rental revenue from the related inventories or rental fleet assets. As of January 31, 2022, the Company was in compliance with the net leverage ratio and fixed charge coverage ratio financial covenants under this credit facility.
    During the year ended January 31, 2022, the DLL Finance credit facility was amended to, among other things, reduce the available borrowing capacity from $60.0 million to the current level of $50.0 million, increase the variable interest rate on outstanding balances from three-month LIBOR plus an applicable margin of 2.85% per annum to three-month LIBOR plus an applicable margin of 3.0% per annum, eliminate the 0.15% non-utilization fee and remove the 90-day notice of termination.
Other Lines of Credit
    The Company’s other lines of credit include various floorplan and working capital lines of credit primarily offered by non-manufacturer financing entities. Interest charged on outstanding borrowings are generally variable rates of interest most often based on LIBOR or EURIBOR and include interest margins primarily ranging from 1.50% to 6.00%. Outstanding balances are generally secured by inventory and other current assets. In most cases these lines of credit have a one-year maturity, with an annual review process to extend the maturity date for an additional one-year period. As of January 31, 2022, the Company had a compensating balance arrangement under one of its European floorplan credit facilities which requires a minimum cash deposit to be maintained with the lender in the amount of $5.0 million for the term of the credit facility.
Summary of Outstanding Amounts
    As of January 31, 2022 and 2021, the Company’s outstanding balance of floorplan payables and lines of credit consisted of the following:

	January 31, 2022	January 31, 2021
	(in thousands)
CNH Industrial	$94,054	$86,792
DLL Finance	8,558	10,667
Other outstanding balances with manufacturers and non-manufacturers	32,803	64,376
	$135,415	$161,835
    The U.S. floorplan payables were generally all non-interest bearing, as of January 31, 2022 and 2021. As of January 31, 2022, foreign floorplan payables carried various interest rates primarily ranging from 1.40% to 4.79%, compared to a range of 1.40% to 4.82% as of January 31, 2021. As of January 31, 2022 and 2021, $106.8 million and $98.8 million, respectively, of outstanding floorplan payables were non-interest bearing.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 9 - ACCRUED EXPENSES & OTHER

	January 31, 2022	January 31, 2021
	(in thousands)
Compensation	$31,244	$21,635
Sales, payroll, real estate and value added taxes	8,563	8,287
Insurance	3,393	2,839
Lease residual value guarantees	422	868
Finance lease liabilities	7,466	9,823
Interest	349	257
Other	7,902	5,082
	$59,339	$48,791
NOTE 10 - LONG-TERM DEBT
    The following is a summary of long-term debt:

			Year Ended January 31,
Description	Maturity Dates	Interest Rates	2022	2021
			(in thousands)
Mortgage loans, secured	Various through May 2039	2.1% to 5.1%	$57,801	$22,916
Sale-leaseback financing obligations	Various through December 2030	3.4% to 10.3%	12,382	16,505
Vehicle loans, secured	Various through December 2027	1.7% to 3.9%	10,465	9,999
Other	January 2021	2.6%	—	77
Total debt			80,648	49,497
Less: current maturities			5,876	4,591
Long-term debt, net			$74,772	$44,906
    The Company has purchased buildings and real estate assets of several of its U.S. dealer locations in fiscal 2022 and financed many of these purchases with long term debt.
Long-term debt maturities are as follows:

Years Ending January 31,	Amounts
(in thousands)
2023	$5,876
2024	6,079
2025	9,560
2026	5,485
2027	12,464
Thereafter	41,184
$80,648
NOTE 11 - DERIVATIVE INSTRUMENTS
    The Company holds derivative instruments for the purpose of minimizing exposure to fluctuations in foreign currency exchange rates to which the Company is exposed in the normal course of its operations.
Derivative Instruments Not Designated as Hedging Instruments
    The Company periodically uses foreign currency forward contracts to hedge the effects of fluctuations in exchange rates on outstanding intercompany loans. The Company does not formally designate and document such derivative instruments as hedging instruments; however, the instruments are an effective economic hedge of the underlying foreign currency exposure. Both the gain or loss on the derivative instrument and the offsetting gain or loss on the underlying intercompany loan are

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
recognized in earnings immediately, thereby eliminating or reducing the impact of foreign currency exchange rate fluctuations on net income. The Company's foreign currency forward contracts generally have three-month maturities, maturing on the last day of each fiscal quarter. There were no outstanding foreign currency contracts as of January 31, 2022. The notional value of outstanding foreign currency contracts as of January 31, 2021 was $8.0 million.
    As of January 31, 2022, the Company had no derivative instruments and, as of January 31, 2021, the fair value of the Company's outstanding derivative instruments was not material. Derivative instruments recognized as assets are recorded in Prepaid expenses and other in the consolidated balance sheets, and derivative instruments recognized as liabilities are recorded in Accrued expenses and other in the consolidated balance sheets.
    The following table sets forth the gains recognized in income related to the Company’s derivative instruments for the years ended January 31, 2022, 2021 and 2020.

	Year Ended January 31,
	2022	2021	2020
	(in thousands)
Derivatives Not Designated as Hedging Instruments:
Foreign currency contracts (a)	$(159)	$934	$365
Total Derivatives	$(159)	$934	$365
(a) Amounts are included in Interest and other income in the consolidated statements of operations.
NOTE 12 - CONTINGENCIES
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
Other Matters
    The Company is the lessee under many real estate leases, in which it agrees to indemnify the lessor from certain liabilities arising as a result of the use of the leased premises, including environmental liabilities. Additionally, from time to time, the Company enters into agreements with third parties in connection with the sale of assets in which it agrees to indemnify the purchaser from certain liabilities or costs arising in connection with the assets. Also, in the ordinary course of business in connection with purchases or sales of goods and services, the Company enters into agreements that may contain indemnification provisions. In the event that an indemnification claim is asserted, the Company's liability would be limited by the terms of the applicable agreement. See additional information on operating lease commitments in Note 13.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
    The components of lease expense were as follows:

		Year Ended January 31,
	Classification	2022	2021	2020
		(in thousands)
Finance lease cost:
Amortization of leased assets	Operating expenses	$1,036	$1,585	$1,457
Interest on lease liabilities	Other interest expense	255	451	554
Operating lease cost	Operating expenses and rental and other cost of revenue	14,471	18,025	21,225
Short-term lease cost	Operating expenses	273	340	242
Variable lease cost	Operating expenses	2,332	2,798	2,665
Sublease income	Interest and other income	(894)	(547)	(620)
		$17,473	$22,652	$25,523

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
    Right-of-use lease assets and lease liabilities consist of the following:

	Classification	January 31, 2022	January 31, 2021
		(in thousands)
Assets
Operating lease assets	Operating lease assets	$56,150	$74,445
Financing lease assets(a)	Property and equipment, net of accumulated depreciation	9,045	12,426
Total leased assets		$65,195	$86,871
Liabilities
Current
Operating	Current operating lease liabilities	$9,601	$11,772
Financing	Accrued expenses and other	7,466	9,823
Noncurrent
Operating	Operating lease liabilities	55,595	73,567
Financing	Other long-term liabilities	1,518	2,911
Total lease liabilities		$74,180	$98,073
(a)Finance lease assets are recorded net of accumulated amortization of $1.7 million and $3.0 million as of January 31, 2022 and 2021, respectively.
    Maturities of lease liabilities as of January 31, 2022 are as follows:

	Operating	Finance
	Leases	Leases	Total
Fiscal Year Ending January 31,	(in thousands)
2023	$13,221	$7,626	$20,847
2024	12,398	473	12,871
2025	11,824	416	12,240
2026	11,553	308	11,861
2027	10,832	277	11,109
Thereafter	19,246	572	19,818
Total lease payments	79,074	9,672	88,746
Less: Interest	13,878	688	14,566
Present value of lease liabilities	$65,196	$8,984	$74,180
    The weighted-average lease term and discount rate as of January 31, 2022 and 2021 are as follows:

	January 31, 2022	January 31, 2021
Weighted-average remaining lease term (years):
Operating leases	6.5	7.2
Financing leases	1.3	1.8
Weighted-average discount rate:
Operating leases	6.1%	6.1%
Financing leases	4.6%	5.3%

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
    Other lease information is as follows:

	Year Ended January 31,
	2022	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$15,462	$18,267
Operating cash flow from finance leases	255	451
Financing cash flows from finance leases	1,211	1,816
Operating lease assets obtained in exchange for new operating lease liabilities	2,154	3,066
Finance lease assets obtained in exchange for new finance lease liabilities	463	512
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
    Revenue generated from leasing activities is disclosed, by segment, in Note 3. The following is the balance of our dedicated rental fleet assets of our Construction segment as of January 31, 2022 and 2021, respectively:

	January 31, 2022	January 31, 2021
	(in thousands)
Rental fleet equipment	$65,117	$77,530
Less accumulated depreciation	23,501	28,916
	$41,616	$48,614

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 14 - INCOME TAXES
    The components of income (loss) before income taxes for the years ended January 31, 2022, 2021 and 2020 consist of the following:

	2022	2021	2020
	(in thousands)
U.S.	$74,349	$36,778	$14,148
Foreign	12,552	(6,025)	504
Total	$86,901	$30,753	$14,652
    The provision for (benefit from) income taxes charged to income for the years ended January 31, 2022, 2021 and 2020 consists of the following:

	2022	2021	2020
	(in thousands)
Current
Federal	$10,348	$12,825	$897
State	3,316	1,442	116
Foreign	2,875	668	1,349
Total current taxes	16,539	14,935	2,362
Deferred
Federal	3,978	(5,128)	(375)
State	772	553	(1,929)
Foreign	(435)	1,037	641
Total deferred taxes	4,315	(3,538)	(1,663)
Total	$20,854	$11,397	$699
    The reconciliation of the statutory federal income tax rate to the Company's effective rate is as follows:

	2022	2021	2020
U.S. statutory rate	21.0%	21.0%	21.0%
Foreign statutory rates	(2.4)%	(0.2)%	1.0%
State taxes on income net of federal tax benefit	4.6%	4.8%	5.8%
Valuation allowances	0.6%	12.2%	(36.6)%
Impact of Ukraine currency gains or losses	0.7%	(4.0)%	10.5%
All other, net	(0.5)%	3.3%	3.1%
	24.0%	37.1%	4.8%

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
    Deferred tax assets and liabilities consist of the following as of January 31, 2022 and 2021:

	2022	2021
	(in thousands)
Deferred tax assets:
Inventory allowances	$2,144	$2,616
Intangible assets	1,219	1,874
Net operating losses	5,602	5,242
Accrued liabilities and other	4,164	4,831
Receivables	557	1,153
Stock-based compensation	1,005	1,009
Right of use lease liability	17,463	20,874
Other	297	597
Total deferred tax assets	32,451	38,196
Valuation allowances	(5,974)	(6,134)
Deferred tax assets, net of valuation allowances	$26,477	$32,062

Deferred tax liabilities:
Property and equipment	$(12,076)	$(10,359)
Right of use lease asset	(15,079)	(18,066)
Total deferred tax liabilities	$(27,155)	$(28,425)

Net deferred tax asset (liability)	$(678)	$3,637
    As of January 31, 2022, the Company has recorded $28.8 million of net operating loss carryforwards within certain of its foreign jurisdictions; $24.5 million of net operating loss carryforwards are within foreign jurisdictions with unlimited carryforward periods, and $4.3 million are within foreign jurisdictions that expire at various dates between the Company's fiscal years 2023 and 2026.
    In reviewing the foreign deferred tax assets as of January 31, 2022, the Company concluded that a full valuation allowance continued to be warranted in the Company's Ukrainian subsidiary, due to geopolitical concerns in the area. It was also concluded that a full valuation allowance for the Company’s German and Luxembourg subsidiaries was warranted, based on the presence of historical losses and our expected future sources of taxable income, including the anticipated future reversal of our existing deferred tax assets and liabilities. In the second quarter of fiscal 2022, the Company recorded an additional $2.5 million valuation allowance related to the German and Luxembourg subsidiaries. It was also concluded that a partial release of the valuation allowance of the Company’s Bulgaria subsidiary is warranted based on the presence of historical income, and our expected future sources of taxable income, including the anticipated future reversal of our existing deferred tax assets and liabilities. In the fourth quarter of fiscal 2022, the Company recorded a benefit of $1.3 million from the partial release of the valuation allowance related to the Company’s Bulgaria subsidiary. In total, valuation allowances of $6.0 million exist for our international entities as of January 31, 2022.
    At the end of fiscal year ended January 31, 2021, the Company concluded that a full valuation allowance continued to be warranted in certain jurisdictions. It was also concluded that a full valuation allowance for the Company's Ukrainian subsidiary was warranted and a partial valuation allowance for the Company's German subsidiary was warranted, based on the presence of historical losses and our expected future sources of taxable income, including the anticipated future reversal of our existing deferred tax assets and liabilities. The Company recorded an additional $3.8 million valuation allowance related to the Ukrainian and German subsidiaries. In total, valuation allowances of $6.1 million existed for our international entities as of January 31, 2021.
    At the end of fiscal year ended January 31, 2020, the Company concluded, based upon all available evidence, it was more likely than not that it would have sufficient future taxable income to realize the Company’s U.S. federal and state deferred tax assets. As a result, the Company released the $4.6 million valuation allowance associated with these deferred tax assets and recognized a corresponding benefit from income taxes in the consolidated statement of operations for the year ended

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 31, 2020. The Company's conclusion regarding the realizability of such deferred tax assets was based on recent profitable domestic operations resulting in a cumulative profit over the three-year period ended January 31, 2020 and our projections of future profitability in the U.S. In reviewing the foreign deferred tax assets as of January 31, 2020, the Company concluded that a full valuation allowance was warranted in certain jurisdictions. In total, valuation allowances of $2.2 million existed for its international entities as of January 31, 2020.
    The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign countries. It is no longer subject to income tax examinations by U.S. federal tax authorities for fiscal years ended prior to January 31, 2019 and state tax authorities for fiscal years ended prior to January 31, 2018. Certain foreign jurisdictions are no longer subject to income tax examinations for the calendar year periods ranging between 2013 and 2017, depending on the jurisdiction of the entity.
    As of January 31, 2022, the Company had accumulated undistributed earnings in non-U.S. subsidiaries of approximately $20.0 million. Upon repatriation of such earnings the Company could be subject to additional U.S. or foreign taxes. The Company has not recorded a deferred tax liability associated with these undistributed earnings as such earnings are to be reinvested outside of the U.S. indefinitely. It is not practicable to estimate the amount of additional tax that might be payable if such earnings were repatriated.
NOTE 15 - CAPITAL STRUCTURE
    The Company's certificate of incorporation provides it with the authority to issue 50,000,000 shares of $0.00001 par value stock, consisting of 45,000,000 shares of common stock and 5,000,000 shares classified as undesignated.
NOTE 16 - STOCK-BASED COMPENSATION
Stock-Based Compensation Plans
    The Company has one stock-based compensation plan, the Amended and Restated Titan Machinery Inc. 2014 Equity Incentive Plan (the "2014 Equity Incentive Plan"), to provide incentive compensation to participants for services that have been or will be performed for continuing as employees or members of the Board of Directors of the Company. Under the 2014 Equity Incentive Plan, which has been approved by the stockholders of the Company, the Company may grant incentive stock options, non-qualified stock options and restricted stock for up to a maximum number of shares of common stock set forth in the 2014 Equity Incentive Plan under all forms of awards. Shares issued for stock-based awards consist of authorized but unissued shares. During the year ended January 31, 2021, the 2014 Equity Incentive Plan was amended to increase the shares available for equity awards from 1,650,000 shares to 2,200,000 shares. As of January 31, 2022, the Company has 718,945 shares authorized and available for future equity awards under the 2014 Equity Incentive Plan.
    Compensation cost arising from stock-based compensation and charged to operations was $2.8 million, $2.7 million, $2.7 million for the years ended January 31, 2022, 2021 and 2020, respectively. The related income tax benefit (net) was $1.3 million, $0.4 million and $0.6 million for the years ended January 31, 2022, 2021 and 2020, respectively.
Restricted Stock Awards ("RSAs")
    The Company grants RSAs as part of its long-term incentive compensation to employees and members of the Board of Directors of the Company. The fair value of these awards is determined based on the closing market price of the Company's stock on the date of grant. The RSAs primarily vest over a period of four years for employees and over one year for members of the Board of Directors. The Company recognizes compensation expense ratably over the vesting period of the award. The restricted common stock underlying these awards are deemed issued and outstanding upon grant, and carry the same voting and dividend rights of unrestricted outstanding common stock; provided, however, any dividends paid shall be subject to a right of forfeiture until the underlying rule of forfeiture of the RSA has lapsed.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
    The following table summarizes RSA activity for the year ended January 31, 2022:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at January 31, 2021	420	$13.06
Granted	86	34.24
Forfeited	(18)	16.68
Vested	(180)	13.82
Nonvested at January 31, 2022	308	$18.33
    The weighted-average grant date fair value of RSAs granted was $34.24, $10.54 and $16.48 during the years ended January 31, 2022, 2021 and 2020. The total fair value of RSAs vested was $5.0 million, $1.6 million and $3.8 million during the years ended January 31, 2022, 2021 and 2020. As of January 31, 2022, there was $4.0 million of unrecognized compensation cost related to nonvested RSAs that is expected to be recognized over a weighted-average period of 2.0 years.
Restricted Stock Units ("RSUs")
    The Company grants RSUs as part of its long-term incentive compensation to certain employees of the Company in our European operations. The fair value of these awards is determined based on the closing market price of the Company's stock on the date of grant. The RSUs primarily vest over a period of four years. The Company recognizes compensation expense ratably over the vesting period of the award. The restricted common stock underlying these awards are not deemed issued or outstanding upon grant, and do not carry any voting or dividend rights.
    The following table summarizes RSU activity for the year ended January 31, 2022:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at January 31, 2021	18	$13.91
Granted	2	34.59
Vested	(5)	17.35
Nonvested at January 31, 2022	15	$16.30
    The weighted-average grant date fair value of RSUs granted was $34.59, $10.33, and $17.79 for the fiscal years ended January 31, 2022, 2021, and 2020, respectively. As of January 31, 2022, there was $0.2 million of unrecognized compensation cost related to nonvested RSUs that is expected to be recognized over a weighted-average period of 2.0 years.
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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
    The following table summarizes activity for long-term cash incentive awards for the year ended January 31, 2021:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at January 31, 2021	44	$12.84
Granted	8	34.09
Forfeited	(3)	17.11
Vested	(16)	13.45
Nonvested at January 31, 2022	33	$17.52
    The weighted-average grant date fair value of long-term cash incentive awards granted was $34.09 during the year ended January 31, 2022. As of January 31, 2022, based on the Company's stock price on that day, there was $0.4 million of unrecognized compensation cost related to nonvested awards that is expected to be recognized over a weighted-average period of 1.1 years.
NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
    The following is a summary of the changes in accumulated other comprehensive income (loss), by component, for the fiscal years ended January 31, 2022, 2021 and 2020:

	Foreign Currency Translation Adjustment	Net Investment Hedging Instruments, Unrealized Gain	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, January 31, 2019	$(5,051)	$2,711	$(2,340)
Total other comprehensive loss	(880)	—	(880)
Balance, January 31, 2020	(5,931)	2,711	(3,220)
Total other comprehensive income	4,719	—	4,719
Balance, January 31, 2021	(1,212)	2,711	1,499
Total other comprehensive loss	(3,671)	—	(3,671)
Balance, January 31, 2022	$(4,883)	$2,711	$(2,172)
    Income taxes are not provided for foreign currency translation adjustments arising from permanent investments in international subsidiaries. Reclassifications are made to avoid double counting in comprehensive income items that are also recorded as part of net income (loss).
NOTE 18 - EMPLOYEE BENEFIT PLANS
    The Company has a 401(k) profit-sharing plan ("401(k) Plan") for full-time employees at least 19 years of age. Effective January 1, 2022, the Company amended the 401(k) Plan such that the Company matches 50% of the first 8% of the participating employee's contributions. From February 1, 2021 to December 31, 2021, the Company matched 50% of the first 6% of participating employees' contributions. In addition, the Company may make a discretionary contribution to the 401(k) Plan as determined by the Board of Directors, with a maximum amount equal to the amount allowed under the IRS regulations. The Company recognized expense for contributions made to the 401(k) Plan totaling $3.8 million, $3.1 million and $3.0 million for the years ended January 31, 2022, 2021 and 2020. All amounts contributed during these years reflected matching contributions, as no discretionary contributions were made by the Company to the 401(k) Plan.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 19 - BUSINESS COMBINATIONS
Fiscal 2022
    On December 1, 2021, the Company acquired certain assets of Jaycox Implement, Inc. The acquired business consisted of three agricultural equipment stores in Worthington and Luverne, Minnesota and Lake Park, Iowa. These locations are included in the Company's Agriculture segment. The total cash consideration transferred for the acquired business was $28.2 million. The Company completed the real estate purchase on December 31, 2021 for a purchase price of $5.5 million, which was partially financed with long-term debt and the remainder was paid in cash.
    In connection with the acquisition, the Company acquired from CNH Industrial and certain other manufacturers equipment and parts inventory previously owned by Jaycox Implement, Inc. Upon acquiring such inventories, the Company was offered floorplan financing by the respective manufacturers. In total, the Company acquired inventory and recognized a corresponding financing liability of $5.3 million. The recognition of these inventories and the associated financing liabilities are not included as part of the accounting for the business combination.
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
    On October 1, 2019, the Company acquired certain assets of Uglem-Ness Co. The acquired business consists of one Case IH agriculture equipment store in Northwood, North Dakota. This acquisition occurred within the Company's Agriculture segment. The service area is contiguous to the Company's existing locations in Grand Forks and Casselton, North Dakota and Ada, Minnesota. The total consideration transferred for the acquired business was $10.9 million paid in cash, including the acquired real estate, which portion of the purchase was finalized in January 2020 for a purchase price of $2.1 million.
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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Purchase Price Allocation
    Each of the above acquisitions has been accounted for under the acquisition method of accounting, which requires the Company to estimate the acquisition date fair value of the assets acquired and liabilities assumed. As of January 31, 2022, all business combinations from fiscal year 2022 are preliminary and all business combinations from fiscal years 2021 and 2020 are complete. The following table presents the aggregate purchase price allocations for all acquisitions completed during the fiscal years ended January 31, 2022, 2021, and 2020:

	Year Ended January 31,
	2022	2021	2020
	(in thousands)
Assets acquired:
Cash	$4	$1	$—
Receivables	1,197	—	440
Inventories	13,780	4,260	6,466
Prepaid expenses and other	47	48	—
Property and equipment	8,236	1,752	3,810
Operating lease assets	—	2,006	—
Intangible assets	4,121	245	1,973
Goodwill	7,519	484	1,198
	34,904	8,796	13,887
Liabilities Assumed:
Current operating lease liabilities	—	159	—
Deferred revenue	1,261	—	—
Operating lease liabilities	—	1,847	—
	1,261	2,006	—
Net assets acquired	$33,643	$6,790	$13,887

Goodwill recognized by segment:
Agriculture	$7,519	$484	$699
International	—	—	499
Goodwill expected to be deductible for tax purposes	7,519	484	1,198
    The recognition of goodwill in the above business combinations arose from the acquisition of an assembled workforce and anticipated synergies expected to be realized. The Company recognized, in the aggregate, a customer relationship intangible asset of $0.2 million, and $0.2 million for business combinations occurring during the years ended January 31, 2022 and 2020, respectively. The Company recognized, in the aggregate, a non-competition intangible asset of $0.1 million each year for business combinations occurring during the years ended January 31, 2022, 2021, and 2020. The Company recognized, in the aggregate, a distribution rights intangible asset of $3.9 million, $0.2 million and $1.6 million for business combinations occurring during the years ended January 31, 2022, 2021 and 2020, respectively. The acquired non-competition and customer relationship intangible assets are being amortized over periods ranging from three to five years. The distribution rights assets are indefinite-lived intangible assets not subject to amortization, but are tested for impairment annually, or more frequently upon the occurrence of certain events or when circumstances indicate that impairment may be present. The Company estimated the fair value of these intangible assets using a multi-period excess earnings model, an income approach. Acquisition related costs were not material for the fiscal years ended January 31, 2022, 2021, and 2020, and have been expensed as incurred and recognized as operating expenses in the consolidated statements of operations.
NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS
    As of January 31, 2022 and 2021, the fair value of the Company's foreign currency contracts, which are either assets or liabilities measured at fair value on a recurring basis, was not material. These foreign currency contracts were valued using a

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
discounted cash flow analysis, an income approach, utilizing readily observable market data as inputs, which is classified as a Level 2 fair value measurement.
    The Company also valued certain long-lived assets at fair value on a non-recurring basis as of January 31, 2021, as part of its long-lived asset impairment testing. The estimated fair value of such assets were $0.8 million. Fair value was determined by utilizing an income approach incorporating both observable and unobservable inputs, and are deemed to be Level 3 fair value inputs. The most significant unobservable inputs include forecasted net cash generated from the use of the assets and the discount rate applied to such cash flows to arrive at a fair value estimate. In addition, in certain instances, the Company estimated the fair value of long-lived assets to be approximately zero, as no future cash flows were assumed to be generated from the use of such assets and the expected sales values were deemed to be nominal. All such fair value measurements were based on unobservable inputs and thus are Level 3 fair value inputs.
    The Company also has financial instruments that are not recorded at fair value in the consolidated balance sheets, including cash, receivables, payables and long-term debt. The carrying amounts of these financial instruments approximated their fair values as of January 31, 2022 and January 31, 2021. Fair value of these financial instruments was estimated based on Level 2 fair value inputs. The estimated fair value of the Company's Level 2 long-term debt, which is provided for disclosure purposes only, is as follows:

	January 31, 2022	January 31, 2021
	(in thousands)
Carrying amount	$68,267	$32,992
Fair value	$63,237	$34,185
NOTE 21 - SEGMENT INFORMATION AND OPERATING RESULTS
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
    Revenue generated from sales to customers outside of the United States was $318.0 million, $219.0 million and $236.1 million for the years ended January 31, 2022, 2021 and 2020. As of January 31, 2022 and 2021, $15.6 million and $18.0 million of the Company's long-lived assets were held in its European subsidiaries and the remaining were held in the United States.
    The Company retains various unallocated income/(expense) items and assets at the general corporate level, which the Company refers to as "Shared Resources" in the table below. Shared Resource assets primarily consist of cash and property and equipment. Revenue between segments is immaterial.
    Certain financial information for each of the Company's business segments is set forth below.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended January 31,
	2022	2021	2020
	(in thousands)
Revenue
Agriculture	$1,076,751	$886,485	$749,042
Construction	317,164	305,745	320,034
International	317,991	218,992	236,095
Total	$1,711,906	$1,411,222	$1,305,171
Income (Loss) Before Income Taxes
Agriculture	$60,567	$34,422	$18,036
Construction	15,543	186	(2,290)
International	12,552	(6,025)	504
Segment income before income taxes	88,662	28,583	16,250
Shared Resources	(1,761)	2,170	(1,598)
Total	$86,901	$30,753	$14,652
Total Impairment
Agriculture	$—	$272	$2,807
Construction	—	597	957
International	1,498	2,311	—
Total	$1,498	$3,180	$3,764
Interest Income
Agriculture	$37	$72	$54
Construction	114	135	217
International	113	46	44
Segment interest income	264	253	315
Shared Resources	65	16	16
Total	$329	$269	$331
Interest Expense
Agriculture	$2,564	$4,884	$5,142
Construction	2,614	5,552	7,221
International	2,128	2,796	3,504
Segment interest expense	7,306	13,232	15,867
Shared Resources	(1,594)	(6,050)	(6,061)
Total	$5,712	$7,182	$9,806
Depreciation and Amortization
Agriculture	$5,942	$5,337	$5,095
Construction	10,482	12,197	12,537
International	2,858	2,645	2,402
Segment depreciation and amortization	19,282	20,179	20,034
Shared Resources	2,857	3,522	8,033
Total	$22,139	$23,701	$28,067

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended January 31,
	2022	2021	2020
	(in thousands)
Capital Expenditures
Agriculture	$13,879	$5,355	$4,699
Construction	17,941	8,202	15,713
International	2,687	2,124	1,768
Segment capital expenditures	44,114	15,681	22,180
Shared Resources	3,119	4,408	2,836
Total	$37,627	$20,089	$25,016

		January 31, 2022	January 31, 2021
Total Assets		(in thousands)
Agriculture		$481,190	$349,697
Construction		157,846	185,534
International		155,275	177,213
Segment assets		794,311	712,444
Shared Resources		152,356	103,345
Total		$946,667	$815,789
NOTE 22 - SUBSEQUENT EVENTS
    The Company signed a definitive purchase agreement to sell its assets for one of its locations ("Fargo Tractor"), in Fargo, North Dakota, on December 28, 2021. The sale closed in March 2022. Fargo Tractor's revenues for the year ended January 31, 2022 were $10.8 million.
    On January 25, 2022, the Company entered into a definitive purchase agreement to acquire Mark's Machinery, a two-store Cash IH agriculture dealership complex in Yankton and Wagner, South Dakota. In its most recent fiscal year, Mark's Machinery generated revenue of approximately $34.0 million. The Company expects to close the acquisition in April 2022.
    As of the date of issuance of this Annual Report on Form 10-K, the Company is monitoring the conflict involving Russia and Ukraine. The Company's operations in Ukraine, which accounted for 4.2% of the Company's total revenue for fiscal 2022 and and 3.5% of the total assets as of January 31, 2022, have been interrupted, as all ten of its locations closed for a period of time and certain locations continue to remain closed. A continuation of the conflict may have a material adverse effect on Titan Machinery Ukraine and the Company's consolidated operations. At January 31, 2022, Titan Machinery Ukraine had total assets of $32.7 million. In reviewing the assets, the Company considers certain assets to be at a higher risk of being lost, stolen, or destroyed, such as inventory within the country (parts and equipment), receivables with customers, and fixed assets, primarily vehicles. Titan Machinery Ukraine had $24.8 million of these higher risk assets as of January 31, 2022. As of the date of issuance of this report, the Company is not aware of any material loss of assets due to destruction, theft, or other. Due to the uncertainty of the duration or magnitude of the conflict, the Company cannot accurately estimate potential losses at this time.

Schedule II—Valuation and Qualifying Accounts and Reserves
Titan Machinery Inc.

Classification	Beginning Balance	Additions Charged to Expenses	Additions from CECL Adoption	Additions from Business Combinations	Deductions for Write-offs, Net of Recoveries	Foreign Currency Translation Adjustments	Ending Balance
	(in thousands)
Valuation reserve deduction from receivables:
Year Ended January 31, 2022	$4,933	$260	$—	$—	$(2,688)	$(57)	$2,448
Year Ended January 31, 2021	5,123	498	210	—	(1,013)	115	4,933
Year Ended January 31, 2020	3,528	2,497	—	—	(872)	(30)	5,123

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
    Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of January 31, 2022.
    Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has also audited our internal control over financial reporting as of January 31, 2022, as stated in their report included in Item 8 of this Form 10-K.
    Changes in Internal Control over Financial Reporting. There has not been any change in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during its most recently completed fiscal quarter ended January 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
    On March 28, 2022, Stan Dardis informed the Board of Directors (the "Board") of the Company that he will retire at the end of his current term and therefore will not stand for reelection to the Board at the Company's 2022 Annual Meeting of Stockholders, scheduled to be held June 6, 2022. Mr. Dardis' decision not to stand for reelection is the result of his retirement and is not related to any disagreement with the Company's operations, policies or practices.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
    Not applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
    Other than the information included in Part I of this Form 10-K under the heading "Information About Our Executive Officers," the information required by Item 10 is incorporated by reference to the sections labeled "Board of Directors" and "Corporate Governance," all of which will appear in our definitive proxy statement for our 2022 Annual Meeting of Stockholders.
ITEM 11.    EXECUTIVE COMPENSATION
    The information required by Item 11 is incorporated herein by reference to the sections labeled "Compensation Discussion and Analysis," "Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," "Executive Compensation," and "Non-Employee Director Compensation," all of which will appear in our definitive proxy statement for our 2022 Annual Meeting of Stockholders.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
    The information required by Item 12 is incorporated herein by reference to the sections entitled "Security Ownership of Principal Stockholders and Management" and "Executive Compensation - Equity Compensation Plan Information," both of which will appear in our definitive proxy statement for our 2022 Annual Meeting of Stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
    The information required by Item 13 is incorporated herein by reference to the sections entitled "Corporate Governance—Independence" and "Certain Relationships and Related Transactions," both of which will appear in our definitive proxy statement for our 2022 Annual Meeting of Stockholders.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
    The information required by Item 14 is incorporated herein by reference to the section entitled "Fees of the Independent Registered Public Accounting Firm," which will appear in our definitive proxy statement for our 2022 Annual Meeting of Stockholders.
PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)Documents filed as part of this report.
(1)Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:
Report of Deloitte & Touche LLP on Consolidated Financial Statements as of January 31, 2022 and 2021 and for each of the three years in the period ended January 31, 2022
Report of Deloitte & Touche LLP on Internal Control Over Financial Reporting as of January 31, 2022
Consolidated Balance Sheets as of January 31, 2022 and 2021
Consolidated Statements of Operations for each of the three years in the period ended January 31, 2022
Consolidated Statements of Comprehensive Income for each of the three years in the period ended January 31, 2022
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended January 31, 2022
Consolidated Statements of Cash Flows for each of the three years in the period ended January 31, 2022
Notes to Consolidated Financial Statements
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

EXHIBIT INDEX
TITAN MACHINERY INC.
FORM 10-K

No.	Description
3.1	Certificate of Incorporation of the registrant, as amended (incorporated herein by reference to Exhibit 3.1 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on September 10, 2012, File No. 001-33866).

3.2	Bylaws of the registrant, as amended (incorporated herein by reference to Exhibit 3.2 of the registrant's Annual Report on Form 10-K filed with the Commission on April 16, 2009, File No. 001-33866).

4.1	Specimen Certificate representing shares of common stock of Titan Machinery Inc. (incorporated by reference to Exhibit 4.1 of the registrant's Amendment No. 6 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on December 3, 2007).

4.2	Description of Securities of Titan Machinery registered under Section 12 of the Exchange Act of 1934, as amended (incorporated herein by reference to Exhibit 4.3 of the registrant's Annual Report on Form 10-K filed with the Commission on April 7, 2020).

10.1	Amended and Restated Employment Agreement, dated March 6, 2013, between David Meyer and the registrant (incorporated herein by reference to Exhibit 10.2 of the registrant's Annual Report on Form 10-K filed with the Commission on April 10, 2013, File No. 001-33866).**

10.1.1	Amendment dated March 1, 2014 to the Amended and Restated Employment Agreement, dated March 6, 2013, between David Meyer and the registrant (incorporated herein by reference to Exhibit 10.54 of the registrant's Annual Report on Form 10-K filed with the Commission on April 11, 2014).**

10.2	Amended and Restated Employment Agreement, dated September 4, 2015, between Mark Kalvoda and the registrant (incorporated herein by reference to Exhibit 10.3 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on September 9, 2015).**

10.2.1	Amendment dated September 1, 2016 to the Amended and Restated Employment Agreement, dated September 4, 2015 between Mark Kalvoda and the registrant (incorporated herein by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q filed with the Commission on September 1, 2016).**

10.3	Executive Employment Agreement, dated September 5, 2018, between Bryan J. Knutson and the registrant (incorporated herein by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on September 6, 2018).**

10.3.1	Amendment dated September 1, 2021 to the Executive Employment Agreement, dated September 5, 2018 between Bryan J. Knutson and the registrant (incorporated herein by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q filed with the Commission on September 3, 2021).**

10.4	Agricultural Equipment Sales & Service Agreement, dated May 31, 2017, between CNH Industrial America LLC and the registrant (incorporated herein by reference to Exhibit 10.3 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 2, 2017).

10.4.1	Amendment to the Agricultural Equipment Sales & Service Agreement, dated May 31, 2017, between CNH Industrial America LLC and the registrant (incorporated herein by reference to Exhibit 10.4 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 2, 2017).

10.5	Construction Equipment Sales & Service Agreement, dated May 31, 2017, between CNH Industrial America LLC and the registrant (incorporated herein by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 2, 2017).

10.5.1	Amendment to the Construction Equipment Sales & Service Agreement, dated May 31, 2017, between CNH Industrial America LLC and the registrant (incorporated herein by reference to Exhibit 10.2 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 2, 2017).

10.6	New Holland Equipment Sales & Service Agreement, dated May 31, 2017, between CNH Industrial America LLC and the registrant (incorporated herein by reference to Exhibit 10.5 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 2, 2017).

10.6.1	Amendment to the New Holland Equipment Sales & Service Agreement, dated May 31, 2017, between CNH Industrial America LLC and the registrant (incorporated herein by reference to Exhibit 10.6 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 2, 2017).

10.7	Dealer Security Agreement dated April 14, 2003 between New Holland North America, Inc. and the registrant (incorporated herein by reference to Exhibit 10.14 of the registrant's Amendment No. 2 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on October 10, 2007).

No.	Description
10.8	Dealer Security Agreements between CNH America LLC and the registrant (incorporated herein by reference to Exhibit 10.15 of the registrant's Amendment No. 2 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on October 10, 2007).

10.9	Amended and Restated Wholesale Floorplan Credit Facility and Security Agreement, dated November 13, 2007, between CNH Capital America LLC and the registrant (incorporated herein by reference to Exhibit 10.25 of the registrant's Amendment No. 5 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on November 27, 2007).

10.9.1	Letter Agreement with CNH Capital America, LLC dated September 30, 2011, amending the November 13, 2007 Amended and Restated Wholesale Floorplan Credit Facility and Security Agreement (incorporated herein by reference to Exhibit 10.3 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on December 9, 2011, File No. 001-33866).

10.9.2	Letter Agreement with CNH Capital America, LLC dated November 20, 2012, amending the November 13, 2007 Amended and Restated Wholesale Floorplan Credit Facility and Security Agreement (incorporated herein by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on December 6, 2012, File No. 001-33866).

10.9.3	Letter Agreement with CNH Capital America, LLC dated February 15, 2013, amending the November 13, 2007 Amended and Restated Wholesale Floorplan Credit Facility and Security Agreement (incorporated herein by reference to Exhibit 10.49 of the registrant's Annual Report on Form 10-K filed with the Commission on April 10, 2013, File No. 001-33866).

10.9.4	Amendment dated December 8, 2014 to the Amended and Restated Wholesale Floor Plan Credit Facility and Security Agreement dated November 13, 2007 by and between the registrant and CNH Industrial Capital America LLC (incorporated herein by reference to Exhibit 10.2 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on December 10, 2014, File No. 001-33866).

10.9.5	Second Amendment dated March 31, 2016 to the Amended and Restated Wholesale Floor Plan Credit Facility and Security Agreement dated November 13, 2007 by and between the registrant and CNH Industrial Capital America LLC (incorporated herein by reference to Exhibit 10.17.5 of the registrant's Annual Report on Form 10-K filed with the Commission on April 13, 2016).

10.9.6	Amendment dated October 5, 2017 to the Amended and Restated Wholesale Floor Plan Credit Facility and Security Agreement dated November 13, 2007 by and between the registrant and CNH Industrial Capital America LLC (incorporated herein by reference to Exhibit 10.2 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on December 7, 2017).

10.9.7	Amendment dated April 1, 2018 to the Amended and Restated Wholesale Floor Plan Credit Facility and Security Agreement dated November 13, 2007 by and between the registrant and CNH Industrial Capital America LLC (incorporated herein by reference to Exhibit 10.8.7 of the registrant's Annual Report on Form 10-K filed with the Commission on April 6, 2018).

10.9.8	Amendment dated May 31, 2018 to the Amended and Restated Wholesale Floor Plan Credit Facility and Security Agreement dated November 13, 2007 by and between the registrant and CNH Industrial Capital America LLC (incorporated herein by reference to Exhibit 10.8.7 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 7, 2018).

10.9.9	Amendment dated November 30, 2018 to the Amended and Restated Wholesale Floor Plan Credit Facility and Security Agreement dated November 13, 2007 by and between the registrant and CNH Industrial Capital America LLC (incorporated herein by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on December 6, 2018).

10.9.10	Amendment dated January 18, 2019 to the Amended and Restated Wholesale Floor Plan Credit Facility and Security Agreement dated November 13, 2007 by and between the registrant and CNH Industrial Capital America LLC (incorporated herein by reference to Exhibit 10.9.10 of the registrant's Annual Report on Form 10-K filed with the Commission on April 5, 2019).

10.9.11	Amendment dated November 13, 2019 to the Amended and Restated Wholesale Floor Plan Credit Facility and Security Agreement dated November 13, 2007 by and between the registrant and CNH Industrial Capital America LLC (incorporated herein by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed with the Commission on December 5, 2019).

10.9.12	Amendment dated November 17, 2020 to the Amended and Restated Wholesale Floor Plan Credit Facility and Security Agreement dated November 13, 2007 by and between the registrant and CNH Industrial Capital America LLC (incorporated herein by reference to Exhibit 10.9.12 of the registrant’s Quarterly Report on Form 10-K filed with the Commission on March 31, 2021).

No.	Description
10.9.13*	Amendment dated December 3, 2021 to the Amended and Restated Wholesale Floor Plan Credit Facility and Security Agreement dated November 13, 2007 by and between the registrant and CNH Industrial Capital America LLC.

10.10	Third Amended and Restated Credit Agreement, dated as of April 3, 2020, by and among the registrant, as Borrower, the financial institutions party thereto, as lenders, Bank of America, N.A., as Administrative Agent, Bank of American, N.A., Wells Fargo Bank N.A., and Regions Bank, as Joint Lead Arrangers and Joint Book Runners, Wells Fargo Bank, N.A., and Regions Bank, as Joint Syndication Agents, and BBVA USE as Documentation Agent (incorporated by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 4, 2020).

10.10.1	Amendment dated June 4, 2021 to the Third Amended and Restated Credit Agreement, dated as of April 3, 2020, by and among the registrant, as Borrower, the financial institutions party thereto, as lenders, Bank of America, N.A., as Administrative Agent, Bank of American, N.A., Wells Fargo Bank N.A., and Regions Bank, as Joint Lead Arrangers and Joint Book Runners, Wells Fargo Bank, N.A., and Regions Bank, as Joint Syndication Agents, and BBVA USE as Documentation Agent (incorporated by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on September 3, 2021).

10.11	Titan Machinery Inc. 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on June 3, 2014).**

10.11.1	Amended and Restated Titan Machinery Inc. 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Commission on June 9, 2020).**

10.12	Form of Titan Machinery Inc. Restricted Stock Agreement (for non-employee directors) under the 2014 Equity Incentive Plan, revised effective June 1, 2018 (incorporated herein by reference to Exhibit 10.16 of the registrant's Annual Report on Form 10-K filed with the Commission on April 5, 2019).**

10.12.1	Form of Titan Machinery Inc. Restricted Stock Agreement (for non-employee directors) under the Amended and Restated Titan Machinery Inc. 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 4, 2020).**

10.12.2*	Form of Titan Machinery Inc. Restricted Stock Agreement (for non-employee directors) under the Amended and Restated Titan Machinery Inc. 2014 Equity Incentive Plan.**

10.13	Form of Titan Machinery Inc. Restricted Stock Agreement under the 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 5, 2014, File No. 001-33866).**

10.13.1	Form of Titan Machinery Inc. Restricted Stock Agreement under the 2014 Equity Incentive Plan, revised effective June 1, 2018 (incorporated herein by reference to Exhibit 10.17.1 of the registrant's Annual Report on Form 10-K filed with the Commission on April 5, 2019). **

10.13.2	Form of Titan Machinery Inc. Restricted Stock Agreement under the Amended and Restated Titan Machinery Inc. 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 4, 2020).**

10.14	Form of Titan Machinery Inc. Restricted Stock Unit Agreement under the Amended and Restated Titan Machinery Inc. 2014 Equity Incentive Plan, used for purposes of granting awards to European employees (incorporated herein by reference to Exhibit 10.2 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on September 9, 2014).**

10.14.1	Form of Titan Machinery Inc. Restricted Stock Unit Agreement under the 2014 Equity Incentive Plan, used for purposes of granting awards to European employees, revised effective June 1, 2017 (incorporated herein by reference to Exhibit 10.18.1 of the registrant's Annual Report on Form 10-K with the Commission on April 5, 2019). **

10.14.2	Form of Titan Machinery Inc. Restricted Stock Unit Agreement under the Amended and Restated Titan Machinery Inc. 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 4, 2020).**

10.19	Form of Director and Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.19 of the registrant's Annual Report on Form 10-K with the Commission on April 5, 2019).

10.20*	Titan Machinery Inc. Non-Employee Director Compensation Plan.**

10.21	Description of Titan Machinery Inc.’s Executive Cash Bonus Plan (incorporated herein by reference to Exhibit 10.34 of the registrant’s Annual Report on Form 10-K filed with the Commission on April 15, 2015). **

21.1*	Subsidiaries of Titan Machinery Inc.

No.	Description
23.1*	Consent of Deloitte & Touche LLP

24.1*	Power of Attorney

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from Titan Machinery Inc.'s Annual Report on Form 10-K for the year ended January 31, 2022 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of January 31, 2022 and 2021, (ii) the Consolidated Statements of Operations for the fiscal years ended January 31, 2022, 2021 and 2020, (iii) the Consolidated Statements of Comprehensive Income for the fiscal years ended January 31, 2022, 2021 and 2020, (iv) the Consolidated Statements of Stockholders' Equity for the fiscal years ended January 31, 2022, 2021 and 2020, (v) the Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2022, 2021 and 2020, and (vi) the Notes to the Consolidated Financial Statements.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Dated: March 31, 2022
TITAN MACHINERY INC.

By	/s/ DAVID J. MEYER	By	/s/ MARK KALVODA
	David J. Meyer, Board Chair and Chief Executive Officer		Mark Kalvoda, Chief Financial Officer
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ DAVID J. MEYER	Board Chair, Chief Executive Officer (principal executive officer)	March 31, 2022
David J. Meyer

/s/ MARK KALVODA	Chief Financial Officer (principal financial officer and principal accounting officer)	March 31, 2022
Mark Kalvoda

*	Director
Frank Anglin III		March 31, 2022

*	Director
Tony Christianson		March 31, 2022

*	Director
Stanley Dardis		March 31, 2022

*	Director
Stan Erickson		March 31, 2022

*	Director
Christine Hamilton		March 31, 2022

*	Director
Jody Horner		March 31, 2022

*	Director
Richard Mack		March 31, 2022

*By	/s/ MARK KALVODA
Mark Kalvoda, Attorney-in-Fact