Form 10-Q
period 2022-04-30
Titan Machinery Inc.
filed 2022-06-03
CIK 1409171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022
OR

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

As of May 31, 2022, 22,567,932 shares of Common Stock, $0.00001 par value, of the registrant were outstanding.

TITAN MACHINERY INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)

	April 30, 2022	January 31, 2022
Assets
Current Assets
Cash	$147,095	$146,149
Receivables, net of allowance for expected credit losses	84,870	94,287
Inventories, net	494,167	421,758
Prepaid expenses and other	22,223	28,135
Total current assets	748,355	690,329
Noncurrent Assets
Property and equipment, net of accumulated depreciation	183,489	178,243
Operating lease assets	53,980	56,150
Deferred income taxes	2,297	1,328
Goodwill	9,535	8,952
Intangible assets, net of accumulated amortization	11,509	10,624
Other	1,032	1,041
Total noncurrent assets	261,842	256,338
Total Assets	$1,010,197	$946,667

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$26,817	$25,644
Floorplan payable	188,881	135,415
Current maturities of long-term debt	6,270	5,876
Current operating lease liabilities	9,481	9,601
Deferred revenue	129,503	134,146
Accrued expenses and other	47,091	59,339
Income taxes payable	9,456	4,700
Total current liabilities	417,499	374,721
Long-Term Liabilities
Long-term debt, less current maturities	81,974	74,772
Operating lease liabilities	53,284	55,595
Deferred income taxes	2,001	2,006
Other long-term liabilities	3,956	4,374
Total long-term liabilities	141,215	136,747
Commitments and Contingencies (Note 15)
Stockholders' Equity
Common stock, par value $.00001 per share, 45,000 shares authorized; 22,569 shares issued and outstanding at April 30, 2022; 22,588 shares issued and outstanding at January 31, 2022	—	—
Additional paid-in-capital	254,390	254,455
Retained earnings	200,456	182,916
Accumulated other comprehensive loss	(3,363)	(2,172)
Total stockholders' equity	451,483	435,199
Total Liabilities and Stockholders' Equity	$1,010,197	$946,667
 See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended April 30,
	2022	2021
Revenue
Equipment	$356,366	$275,980
Parts	68,562	62,626
Service	29,523	27,702
Rental and other	6,556	6,398
Total Revenue	461,007	372,706
Cost of Revenue
Equipment	310,234	243,676
Parts	47,310	44,440
Service	10,760	9,294
Rental and other	4,009	4,318
Total Cost of Revenue	372,313	301,728
Gross Profit	88,694	70,978
Operating Expenses	64,152	56,442
Income from Operations	24,542	14,536
Other Income (Expense)
Interest and other income	492	665
Floorplan interest expense	(254)	(418)
Other interest expense	(1,196)	(1,104)
Income Before Income Taxes	23,584	13,679
Provision for Income Taxes	6,044	3,132
Net Income	$17,540	$10,547

Earnings per Share:
Basic	$0.78	$0.47
Diluted	$0.78	$0.47

Weighted Average Common Shares:
Basic	22,312	22,168
Diluted	22,321	22,179

See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended April 30,
	2022	2021
Net Income	$17,540	$10,547
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(1,191)	(2,379)
Comprehensive Income	$16,349	$8,168

See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares Outstanding	Amount
BALANCE, January 31, 2021	22,553	$—	$252,913	$116,869	$1,499	$371,281
Common stock issued on grant of restricted stock and exercise of stock options, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	(33)	—	(975)	—	—	(975)
Stock-based compensation expense	—	—	609	—	—	609
Net Income	—	—	—	10,547	—	10,547
Other comprehensive loss	—	—	—	—	(2,379)	(2,379)
BALANCE, April 30, 2021	22,520	$—	$252,547	$127,416	$(880)	$379,083

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares Outstanding	Amount
BALANCE, January 31, 2022	22,588	$—	$254,455	$182,916	$(2,172)	$435,199
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	(19)	—	(685)	—	—	(685)
Stock-based compensation expense	—	—	620	—	—	620
Net income	—	—	—	17,540	—	17,540
Other comprehensive loss	—	—	—	—	(1,191)	(1,191)
BALANCE, April 30, 2022	22,569	$—	$254,390	$200,456	$(3,363)	$451,483
See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended April 30,
	2022	2021
Operating Activities
Net income	$17,540	$10,547
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,224	5,207
Deferred income taxes	(998)	(1,008)
Stock-based compensation expense	620	609
Noncash interest expense	58	54
Other, net	2,059	2,704
Changes in assets and liabilities
Receivables, prepaid expenses and other assets	13,446	(1,023)
Inventories	(69,321)	(1,615)
Manufacturer floorplan payable	51,069	19,657
Deferred Revenue	(6,413)	(10,308)
Accounts payable, accrued expenses and other and other long-term liabilities	(7,963)	2,132
Net Cash Provided by Operating Activities	5,321	26,956
Investing Activities
Rental fleet purchases	(1,046)	(2,081)
Property and equipment purchases (excluding rental fleet)	(4,065)	(7,045)
Proceeds from sale of property and equipment	836	135
Acquisition consideration, net of cash acquired	(7,675)	—
Other, net	6	7
Net Cash Used for Investing Activities	(11,944)	(8,984)
Financing Activities
Net change in non-manufacturer floorplan payable	2,000	(9,141)
Proceeds from long-term debt borrowings	8,415	6,462
Principal payments on long-term debt and finance leases	(1,743)	(3,181)
Other, net	(683)	(974)
Net Cash Provided by (Used for) Financing Activities	7,989	(6,834)
Effect of Exchange Rate Changes on Cash	(420)	(399)
Net Change in Cash	946	10,739
Cash at Beginning of Period	146,149	78,990
Cash at End of Period	$147,095	$89,729
Supplemental Disclosures of Cash Flow Information
Cash paid during the period
Income taxes, net of refunds	$102	$253
Interest	$1,386	$1,404
Supplemental Disclosures of Noncash Investing and Financing Activities
Net property and equipment financed with long-term debt, finance leases, accounts payable and accrued liabilities	$1,247	$15,763
Net transfer of assets from (to) property and equipment to (from) inventories	$(891)	$300

See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
    The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The quarterly operating results for Titan Machinery Inc. (the “Company”) are subject to fluctuation due to varying weather patterns, which may impact the timing and amount of equipment purchases, rentals, and after-sales parts and service purchases by the Company’s agriculture, construction and international customers. Therefore, operating results for the three-month period ended April 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2023. The information contained in the consolidated balance sheet as of January 31, 2022 was derived from the audited consolidated financial statements of the Company for the fiscal year then ended. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2022 as filed with the SEC.
Nature of Business
    The Company is engaged in the retail sale, service and rental of agricultural and construction machinery through its stores in the United States and Europe. The Company’s North American stores are located in Colorado, Iowa, Minnesota, Nebraska, North Dakota, South Dakota, Wisconsin and Wyoming, and its European stores are located in Bulgaria, Germany, Romania, and Ukraine.
Russia/Ukraine Geopolitical Conflict
On February 24, 2022, the ongoing Russia/Ukraine conflict significantly intensified. Titan Machinery Ukraine, LLC("Titan Machinery Ukraine"), the Company's wholly owned Ukrainian subsidiary, has ten locations throughout Ukraine primarily in western and central Ukraine. The Company's ability to maintain adequate liquidity for its operations, in Ukraine, is dependent upon a number of factors, including Titan Machinery Ukraine's revenue and earnings, the impact of the conflict on macroeconomic conditions, and Titan Machinery Ukraine's ability to implement further cost savings measures and cash conservation measures, if necessary. The conflict could have a significant adverse impact upon the Company.
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
Accounting Guidance Not Yet Adopted
    In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update ("ASU") No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU No. 2020-04”), which provides temporary optional expedients and exceptions to accounting guidance on contract modifications and hedge accounting to ease entities’ financial reporting burdens as the market transitions from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. ASU 2020-04 is effective upon issuance and can be applied through December 31, 2022. The Company has amended most of its credit agreements to include language regarding the successor or alternate rate to LIBOR, and a review of other contracts and agreements is on-going. The Company does not expect the guidance to have a material impact on its results of operations, financial position, cash flows, or disclosures.

NOTE 2 - EARNINGS PER SHARE
    The following table sets forth the calculation of basic and diluted earnings per share (EPS):

	Three Months Ended April 30,
	2022	2021
	(in thousands, except per share data)
Numerator:
Net income	$17,540	$10,547
Allocation to participating securities	(210)	(175)
Net income attributable to Titan Machinery Inc. common stockholders	$17,330	$10,372
Denominator:
Basic weighted-average common shares outstanding	22,312	22,168
Plus: incremental shares from vesting of restricted stock units	9	11
Diluted weighted-average common shares outstanding	22,321	22,179

Earnings Per Share:
Basic	$0.78	$0.47
Diluted	$0.78	$0.47

NOTE 3 - REVENUE
    Revenues are recognized when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration we expect to collect in exchange for those goods or services. Sales, value added and other taxes collected from our customers concurrent with our revenue activities are excluded from revenue.
    The following tables present our revenue disaggregated by revenue source and segment:

	Three Months Ended April 30, 2022
	Agriculture	Construction	International	Total
	(in thousands)
Equipment	$251,093	$43,819	$61,454	$356,366
Parts	44,506	12,063	11,993	68,562
Service	21,953	5,823	1,747	29,523
Other	799	303	205	1,307
Revenue from contracts with customers	318,351	62,008	75,399	455,758
Rental	197	4,956	96	5,249
Total revenues	$318,548	$66,964	$75,495	$461,007

	Three Months Ended April 30, 2021
	Agriculture	Construction	International	Total
	(in thousands)
Equipment	$169,257	$44,812	$61,911	$275,980
Parts	39,684	12,108	10,834	62,626
Service	19,753	6,369	1,580	27,702
Other	722	365	92	1,179
Revenue from contracts with customers	229,416	63,654	74,417	367,487
Rental	138	4,954	127	5,219
Total revenues	$229,554	$68,608	$74,544	$372,706
Unbilled Receivables and Deferred Revenue
    Unbilled receivables from contracts with customers amounted to $20.6 million and $17.1 million as of April 30, 2022 and January 31, 2022, respectively. This increase in unbilled receivables is primarily the result of a seasonal increase in the volume of our service transactions in which we recognize revenue as our work is performed and prior to customer invoicing.

    Deferred revenue from contracts with customers amounted to $128.2 million and $132.2 million as of April 30, 2022 and January 31, 2022, respectively. Our deferred revenue most often increases in the fourth quarter of each fiscal year due to a higher level of customer down payments or prepayments and longer time periods between customer payment and delivery of the equipment asset, and the related recognition of equipment revenue, prior to its seasonal use. During the three months ended April 30, 2022 and 2021, the Company recognized $64.6 million and $37.9 million, respectively, of revenue that was included in the deferred revenue balance as of January 31, 2022 and January 31, 2021, respectively. No material amount of revenue was recognized during the three months ended April 30, 2022 or 2021 from performance obligations satisfied in previous periods.
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

	April 30, 2022	January 31, 2022
	(in thousands)
Trade and unbilled receivables from contracts with customers
Trade receivables due from customers	$30,588	$30,041
Unbilled receivables	20,621	17,129
Less allowance for expected credit losses	2,637	1,979
	48,572	45,191

Trade receivables due from finance companies	23,197	17,937

Trade and unbilled receivables from rental contracts
Trade receivables	2,692	3,055
Unbilled receivables	484	538
Less allowance for expected credit losses	381	469
	2,795	3,124
Other receivables
Due from manufacturers	7,720	22,979
Other	2,586	5,056
	10,306	28,035
Receivables, net of allowance for expected credit losses	$84,870	$94,287

    Following is a summary of allowance for credit losses on trade and unbilled accounts receivable by segment:

	Agriculture	Construction	International	Total
	(in thousands)
Balance at January 31, 2022	$232	$166	$1,502	$1,900
Current expected credit loss provision	3	43	768	814
Write-offs charged against allowance	(4)	45	39	80
Credit loss recoveries collected	16	2	—	18
Foreign exchange impact	—	—	(15)	(15)
Balance at April 30, 2022	$255	$166	$2,216	$2,637

	Agriculture	Construction	International	Total
	(in thousands)
Balance at January 31, 2021	$228	$1,074	$1,690	$2,992
Current expected credit loss provision	30	68	(2)	96
Write-offs charged against allowance	17	84	38	139
Credit loss recoveries collected	—	4	—	4
Foreign exchange impact	—	—	(50)	(50)
Balance at April 30, 2021	$241	$1,062	$1,600	$2,903
    The increase in the credit loss provision in the International segment, during the three months ended April 30, 2022, was driven by a $0.7 million bad debt provision placed on the accounts receivables due from customers of Titan Machinery Ukraine, primarily due to the ongoing Russia-Ukraine conflict.
The following table presents impairment losses (recoveries) on receivables arising from sales contracts with customers and receivables arising from rental contracts:

	Three Months Ended April 30,
	2022	2021
	(in thousands)
Impairment losses (recoveries) on:
Receivables from sales contracts	$813	$98
Receivables from rental contracts	(11)	(34)
	$802	$64
NOTE 5 - INVENTORIES

	April 30, 2022	January 31, 2022
	(in thousands)
New equipment	$261,348	$195,775
Used equipment	125,995	128,047
Parts and attachments	103,872	95,890
Work in process	2,952	2,046
	$494,167	$421,758

NOTE 6 - PROPERTY AND EQUIPMENT

	April 30, 2022	January 31, 2022
	(in thousands)
Rental fleet equipment	$66,847	$65,117
Machinery and equipment	23,651	22,819
Vehicles	61,095	58,650
Furniture and fixtures	50,637	50,228
Land, buildings, and leasehold improvements	127,355	123,323
	329,585	320,137
Less accumulated depreciation	146,096	141,894
	$183,489	$178,243
    The Company includes depreciation expense related to its rental fleet and its trucking fleet, for hauling equipment, in Cost of Revenue, which was $1.5 million and $1.7 million for the three months ended April 30, 2022 and 2021, respectively. All other depreciation expense is included in Operating Expenses, which was $3.5 million and $3.1 million for the three months ended April 30, 2022 and 2021, respectively.
    The Company reviews its long-lived assets for potential impairment whenever events or circumstances indicate that the carrying value of the long-lived asset (or asset group) may not be recoverable. During the three months ended April 30, 2022, the Company identified one such asset group, Titan Machinery Ukraine, and performed an impairment test, and concluded that no impairment was present. The Company did not recognize any impairment for the three months ended April 30, 2022 and April 30, 2021.
NOTE 7 - INTANGIBLE ASSETS AND GOODWILL
Indefinite-Lived Intangible Assets
    The Company's indefinite-lived intangible assets consist of distribution rights assets. The following is a summary of the changes in indefinite-lived intangible assets, by segment, for the three months ended April 30, 2022:

	Agriculture	Construction	Total
	(in thousands)
January 31, 2022	$10,136	$72	$10,208
Arising from business combinations	842	—	842
April 30, 2022	$10,978	$72	$11,050
Goodwill
    The following presents changes in the carrying amount of goodwill, by segment, for the three months ended April 30, 2022:

	Agriculture	Total
	(in thousands)
January 31, 2022	$8,952	$8,952
Arising from business combinations	583	583
April 30, 2022	$9,535	$9,535
NOTE 8 - FLOORPLAN PAYABLE/LINES OF CREDIT
    As of April 30, 2022, the Company had floorplan lines of credit totaling $751.0 million, which is primarily comprised of three significant floorplan lines of credit: (i) a $450.0 million credit facility with CNH Industrial, (ii) a $185.0 million line of credit under the Third Amended and Restated Credit Agreement (the "Bank Syndicate Agreement"), and (iii) a $50.0 million credit facility with DLL Finance LLC.

    The Company's outstanding balances of floorplan lines of credit as of April 30, 2022 and January 31, 2022, consisted of the following:

	April 30, 2022	January 31, 2022
	(in thousands)
CNH Industrial	$130,897	$94,054
DLL Finance	11,583	8,558
Other outstanding balances with manufacturers and non-manufacturers	46,401	32,803
	$188,881	$135,415
    As of April 30, 2022 and January 31, 2022, the U.S. floorplan payables were generally all non-interest bearing. As of April 30, 2022, foreign floorplan payables carried various interest rates primarily ranging from 1.40% to 6.80%, compared to a range of 1.40% to 4.79% as of January 31, 2022. The Company had non-interest bearing floorplan payables of $159.5 million and $106.8 million, on April 30, 2022 and January 31, 2022, respectively. The Company has a compensating balance arrangement under one of its foreign floorplan credit facilities, which requires a minimum cash deposit to be maintained with the lender in the amount of $5.0 million for the term of the credit facility.
NOTE 9 - LONG TERM DEBT
    The following is a summary of long-term debt as of April 30, 2022 and January 31, 2022:

Description	Maturity Dates	Interest Rates	April 30, 2022	January 31, 2022
			(in thousands)
Mortgage loans, secured	Various through May 2039	2.1% to 5.1%	$65,518	$57,801
Sale-leaseback financing obligations	Various through December 2030	3.4% to 10.3%	12,106	12,382
Vehicle loans, secured	Various through September 2027	2.1% to 4.3%	10,620	10,465
Total debt			88,244	80,648
Less: current maturities			6,270	5,876
Long-term debt, net			$81,974	$74,772
NOTE 10 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
    The following is a summary of the changes in accumulated other comprehensive income (loss), by component, for the three month periods ended April 30, 2022 and April 30, 2021:

	Foreign Currency Translation Adjustment	Net Investment Hedging Gain	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, January 31, 2022	$(4,883)	$2,711	$(2,172)
Other comprehensive loss	(1,191)	—	(1,191)
Balance, April 30, 2022	(6,074)	2,711	(3,363)

	Foreign Currency Translation Adjustment	Net Investment Hedging Gain	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, January 31, 2021	$(1,212)	$2,711	$1,499
Other comprehensive loss	(2,379)	—	(2,379)
Balance, April 30, 2021	(3,591)	2,711	(880)

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
    The components of lease expense were as follows:

		Three Months Ended April 30,
	Classification	2022	2021
		(in thousands)
Finance lease cost:
Amortization of leased assets	Operating expenses	$208	$395
Interest on lease liabilities	Other interest expense	44	108
Operating lease cost	Operating expenses and rental and other cost of revenue	3,474	4,541
Short-term lease cost	Operating expenses	27	81
Variable lease cost	Operating expenses	544	739
Sublease income	Interest and other income	(369)	(136)
		$3,928	$5,728
    Right-of-use lease assets and lease liabilities consist of the following:

	Classification	April 30, 2022	January 31, 2022
		(in thousands)
Assets
Operating lease assets	Operating lease assets	$53,980	$56,150
Finance lease assets(a)	Property and equipment, net of accumulated depreciation	8,738	9,045
Total leased assets		$62,718	$65,195
Liabilities
Current
Operating	Current operating lease liabilities	$9,481	$9,601
Finance	Accrued expenses and other	7,303	7,466
Noncurrent
Operating	Operating lease liabilities	53,284	55,595
Finance	Other long-term liabilities	1,403	1,518
Total lease liabilities		$71,471	$74,180

(a)Finance lease assets are recorded net of accumulated amortization of $1.7 million as of April 30, 2022 and January 31, 2022.

    Maturities of lease liabilities as of April 30, 2022 are as follows:

	Operating	Finance
	Leases	Leases	Total
Fiscal Year Ended January 31,	(in thousands)
2023 (remainder)	$9,863	$7,330	$17,193
2024	12,378	460	12,838
2025	11,834	406	12,240
2026	11,538	308	11,846
2027	10,825	277	11,102
2028	9,397	228	9,625
Thereafter	9,844	344	10,188
Total lease payments	75,679	9,353	85,032
Less: Interest	12,914	647	13,561
Present value of lease liabilities	$62,765	$8,706	$71,471
    The weighted-average lease term and discount rate as of April 30, 2022 are as follows:

April 30, 2022
Weighted-average remaining lease term (years):
Operating leases	6.5
Financing leases	1.3
Weighted-average discount rate:
Operating leases	6.2%
Financing leases	4.5%
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
    Revenue generated from leasing activities is disclosed, by segment, in Note 3. The following is the balance of our dedicated rental fleet assets, included in Property and equipment, net of accumulated depreciation in the condensed consolidated balance sheet, of our Construction segment as of April 30, 2022 and January 31, 2022:

	April 30, 2022	January 31, 2022
	(in thousands)
Rental fleet equipment	$66,847	$65,117
Less accumulated depreciation	24,108	23,501
	$42,739	$41,616

NOTE 12 - FAIR VALUE MEASUREMENTS
    As of April 30, 2022 and January 31, 2022, the fair value of the Company's foreign currency contracts, which are either assets or liabilities measured at fair value on a recurring basis, was not material. These foreign currency contracts were valued using a discounted cash flow analysis, which is an income approach, utilizing readily observable market data as inputs, which is classified as a Level 2 fair value measurement.
    The Company also valued certain long-lived assets at fair value on a non-recurring basis as of January 31, 2022 as part of its long-lived asset impairment testing. The estimated fair value of such assets as of January 31, 2022 was $3.1 million. Fair value was estimated through an income approach incorporating both observable and unobservable inputs, and are deemed to be Level 3 fair value inputs. The most significant unobservable inputs include forecasted net cash generated from the use of the assets and the discount rate applied to such cash flows to arrive at a fair value estimate. In addition, in certain instances the Company estimated the fair value of long-lived assets to approximate zero as no future cash flows were assumed to be generated from the use of such assets and the expected value to be realized upon disposition was deemed to be nominal.
    The Company also has financial instruments that are not recorded at fair value in the consolidated balance sheets, including cash, receivables, payables and long-term debt. The carrying amounts of these financial instruments approximated their fair values as of April 30, 2022 and January 31, 2022. Fair value of these financial instruments was estimated based on Level 2 fair value inputs. The estimated fair value of the Company's Level 2 long-term debt, which is provided for disclosure purposes only, is as follows:

	April 30, 2022	January 31, 2022
	(in thousands)
Carrying amount	$76,138	$68,267
Fair value	$71,864	$63,237
NOTE 13 - INCOME TAXES
    Our effective tax rate was 25.6% and 22.9% for the three months ended April 30, 2022 and 2021, respectively. The effective tax rate for the three months ended April 30, 2022 and 2021 were subject to various factors such as the impact of certain discrete items, mainly the vesting of share-based compensation, the mix of domestic and foreign income, and recognition of a valuation allowance on certain of our foreign deferred tax assets.

NOTE 14 - BUSINESS COMBINATIONS
Fiscal 2023
On April 1, 2022, the Company acquired certain assets of Mark's Machinery, Inc. The acquired business consisted of two agricultural equipment stores in Wagner and Yankton, South Dakota. These locations are included in the Company's Agriculture segment. The total cash consideration transferred for the acquired business was $7.7 million.
In connection with the acquisition, the Company acquired from CNH Industrial and certain other manufacturers equipment and parts inventory previously owned by Mark's Machinery, Inc. Upon acquiring such inventories, the Company was offered floorplan financing by the respective manufacturers. In total, the Company acquired inventory and recognized a corresponding financing liability of $3.2 million. The recognition of these inventories and the associated financing liabilities are not included as part of the accounting for the business combination.
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
Purchase Price Allocation
    Each of the above acquisitions has been accounted for under the acquisition method of accounting, which requires the Company to estimate the acquisition date fair value of the assets acquired and liabilities assumed. As of April 30, 2022, all business combinations completed in fiscal years 2023 and 2022 are preliminary. The following table presents the aggregate purchase price allocations for all acquisitions completed during the fiscal year ended January 31, 2022 and the period ended April 30, 2022:

	April 30, 2022	January 31, 2022
	(in thousands)
Assets acquired:
Cash	$1	$4
Receivables	478	1,197
Inventories	3,386	13,780
Prepaid expenses and other	66	47
Property and equipment	4,088	8,236
Intangible assets	917	4,121
Goodwill	583	7,519
	9,519	34,904

Liabilities assumed:
Deferred revenue	1,844	1,261
Net assets acquired	$7,675	$33,643

Goodwill recognized by segment:
Agriculture	$583	$7,519
Goodwill expected to be deductible for tax purposes	$583	$7,519

    The recognition of goodwill in the above business combinations arose from the acquisition of an assembled workforce and anticipated synergies expected to be realized. For the business combination occurring during the period ended April 30, 2022, the Company recognized a non-competition intangible asset of $0.1 million and a distribution rights intangible asset of $0.8 million. For the business combination occurring during the fiscal year ended January 31, 2022, the Company recognized a non-competition intangible asset of $0.1 million and a distribution rights intangible asset of $3.9 million. The non-competition assets will be amortized over periods ranging from three to five years. The distribution rights assets are indefinite-lived intangible assets not subject to amortization. The Company estimated the fair value of the intangible assets using a multi-period excess earnings model, which is an income approach. Acquisition related costs were not material for the periods ended April 30, 2022 or January 31, 2022, and have been expensed as incurred and recognized as Operating Expenses in the condensed consolidated statements of operations.
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
    Certain financial information for each of the Company’s business segments is set forth below.

	Three Months Ended April 30,
	2022	2021
	(in thousands)
Revenue
Agriculture	$318,548	$229,554
Construction	66,964	68,608
International	75,495	74,544
Total	$461,007	$372,706

Income (Loss) Before Income Taxes
Agriculture	$16,449	$11,224
Construction	3,210	138
International	4,325	2,808
Segment income before income taxes	23,984	14,170
Shared Resources	(400)	(491)
Total	$23,584	$13,679

	April 30, 2022	January 31, 2022
	(in thousands)
Total Assets
Agriculture	$536,284	$481,190
Construction	166,831	157,846
International	152,003	155,275
Segment assets	855,118	794,311
Shared Resources	155,079	152,356
Total	$1,010,197	$946,667

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report, and the audited consolidated financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022.
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
    Demand for agricultural equipment and, to a lesser extent, parts and service support, is impacted by agricultural commodity prices and net farm income. Based on February 2022 U.S. Department of Agriculture publications, the estimate of net farm income for calendar year 2022 indicated an approximate 4.5% decrease as compared to calendar year 2021, and an approximate 25.1% increase in net farm income for calendar year 2021 as compared to calendar year 2020.
    For the first quarter of fiscal 2023, our net income was $17.5 million, or $0.78 per diluted share, compared to a fiscal 2022 first quarter net income of $10.5 million, or $0.47 per diluted share. Our adjusted diluted earnings per share was $0.79 for the first quarter of fiscal 2023, compared to $0.46 for the first quarter of fiscal 2022. See the Non-GAAP Financial Measures section below for a reconciliation of adjusted diluted earnings per share to diluted earnings per share, the most comparable GAAP financial measure. Significant factors impacting the quarterly comparisons were:
•Revenue in the first quarter of fiscal 2023 increased by 23.7% compared to the first quarter of fiscal 2022. Total company same store sales increased 22.1% compared to the prior year first quarter. Same store sales increased in each of our three reporting segments.
•Gross profit in the first quarter of fiscal 2023 increased 25.0% compared to the first quarter of fiscal 2022. The increase in gross profit was primarily the result of strong equipment sales and equipment gross profit margins increasing to 12.9% in the first quarter of fiscal 2023 from 11.7% in the first quarter of fiscal 2022.
•Floorplan and other interest expense decreased a combined 4.7% in the first quarter of fiscal 2023, as compared to the first quarter last year, due to lower borrowings.
Russian-Ukrainian Conflict
Since the onset of the active conflict in February 2022, most of Titan Machinery Ukraine's customers have been able to continue their work, although at a reduced capacity and schedule. The Company's websites and phone systems have continued to function but could be negatively impacted in the future. Some of Titan Machinery Ukraine's back office employees have been able to relocate outside of Ukraine and continue to work, while the customer support and sales teams have remained in Ukraine. The conflict could have a significant adverse effect upon the Company.
As of April 30, 2022, the Company had total assets of $35.0 million in Ukraine. The physical assets (e.g. inventory and fixed assets) are almost exclusively located in central and western areas of the country. Total assets in Ukraine as of January 31, 2022, was $32.7 million.
The situation is highly complex and continues to evolve. If the Company cannot provide efficient and uninterrupted services, this could have an adverse effect on the Company's operations and business in Ukraine. In addition, the Company's ability to maintain adequate liquidity for our operations in Ukraine is dependent on a number of factors, including Titan Machinery Ukraine's revenue and earnings, which could be significantly impacted by the conflict in Ukraine. Further, any additional military movement back into central and western Ukraine or any major threat to civilians or international banking disruption could materially impact the operations and liquidity of Titan Machinery Ukraine and the Company.

Impact of the COVID-19 Pandemic on the Company
    We continue to monitor the progression of COVID-19 and its impact on our business. As this pandemic continues, we are following the directives and advice of government leaders and medical professionals and continue to attempt to mitigate its impact on our employees, customers, vendors, and other business partners, and communities in which we live and work.
    While there was no material adverse impacts on the Company's results of operations for the three months ended April 30, 2022 or 2021, uncertainty remains regarding the magnitude and duration of the pandemic and the resulting potential future financial effects. Increased infection rates and any future responses to mitigate the spread of the virus, including any potential vaccination mandates that would apply to our employees, could impact our business and our financial results of future periods.
Acquisitions
Fiscal 2023
    On April 1, 2022, the Company acquired certain assets of Mark's Machinery, Inc. The acquired business consisted of two agricultural equipment stores in Wagner and Yankton, South Dakota. These locations are included in our Agriculture segment. In its most recent fiscal year, Mark's Machinery, Inc. generated revenue of approximately $34.0 million. The total cash consideration paid for the acquired business was $7.7 million.
Fiscal 2022
    On December 1, 2021, the Company acquired certain assets of Jaycox Implement, Inc. The acquired business consisted of three agricultural equipment stores in Worthington and Luverne, Minnesota and Lake Park, Iowa. These locations are included in our Agriculture segment. In its most recent fiscal year, Jaycox Implement, Inc. generated revenue of approximately $91 million. The total cash consideration paid for the acquired business was $33.6 million.
ERP Transition
    The Company is in the process of converting to a new Enterprise Resource Planning ("ERP") application. The new ERP application is expected to provide data-driven and mobile-enabled sales and support tools to improve employee efficiency and deliver an enhanced customer experience. The Company integrated one pilot store on the new ERP system in the second quarter of fiscal 2021 and also integrated the five stores acquired through the Jaycox Implement and Mark's Machinery acquistions in December 2021 and April 2022, respectively. We expect to begin our phased roll-out to the remaining domestic locations, beginning in the second half of fiscal 2023.
Critical Accounting Policies and Estimates
    Our critical accounting policies and estimates are included in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended January 31, 2022. There have been no changes in our critical accounting policies and estimates since January 31, 2022.
Results of Operations
    The results presented below include the operating results of any acquisition made during these periods, from the date of acquisition, as well as the operating results of any stores closed or divested during these periods, up to the date of the store closure. The period-to-period comparisons included below are not necessarily indicative of future results. Segment information is provided later in the discussion and analysis of our results of operations.
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

Comparative financial data for each of our four sources of revenue are expressed below.

	Three Months Ended April 30,
	2022	2021
	(dollars in thousands)
Equipment
Revenue	$356,366	$275,980
Cost of revenue	310,234	243,676
Gross profit	$46,132	$32,304
Gross profit margin	12.9%	11.7%
Parts
Revenue	$68,562	$62,626
Cost of revenue	47,310	44,440
Gross profit	$21,252	$18,186
Gross profit margin	31.0%	29.0%
Service
Revenue	$29,523	$27,702
Cost of revenue	10,760	9,294
Gross profit	$18,763	$18,408
Gross profit margin	63.6%	66.5%
Rental and other
Revenue	$6,556	$6,398
Cost of revenue	4,009	4,318
Gross profit	$2,547	$2,080
Gross profit margin	38.9%	32.5%
The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended April 30,
	2022	2021
Revenue
Equipment	77.3%	74.1%
Parts	14.9%	16.8%
Service	6.4%	7.4%
Rental and other	1.4%	1.7%
Total Revenue	100.0%	100.0%
Total Cost of Revenue	80.8%	81.0%
Gross Profit Margin	19.2%	19.0%
Operating Expenses	13.9%	15.1%
Income from Operations	5.3%	3.9%
Other Income (Expense)	(0.2)%	(0.2)%
Income Before Income Taxes	5.1%	3.7%
Provision for Income Taxes	1.3%	0.8%
Net Income	3.8%	2.8%

Three Months Ended April 30, 2022 Compared to Three Months Ended April 30, 2021
Consolidated Results
Revenue

	Three Months Ended April 30,		Increase/	Percent
	2022	2021	(Decrease)	Change
	(dollars in thousands)
Equipment	$356,366	$275,980	$80,386	29.1%
Parts	68,562	62,626	5,936	9.5%
Service	29,523	27,702	1,821	6.6%
Rental and other	6,556	6,398	158	2.5%
Total Revenue	$461,007	$372,706	$88,301	23.7%
     Total revenue for the first quarter of fiscal 2023 was 23.7% or $88.3 million higher than the first quarter of fiscal 2022 driven primarily by an increase in Company-wide same-store sales of 22.1% and our acquistions of Jaycox Implement and Mark's Machinery, completed in December 2021 and April 2022, respectively. The same-store sales increase was primarily driven by favorable commodity prices, higher net farm income and increased construction activity in our footprint.

	Three Months Ended April 30,		Increase/	Percent
	2022	2021	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$46,132	$32,304	$13,828	42.8%
Parts	21,252	18,186	3,066	16.9%
Service	18,763	18,408	355	1.9%
Rental and other	2,547	2,080	467	22.5%
Total Gross Profit	$88,694	$70,978	$17,716	25.0%
Gross Profit Margin
Equipment	12.9%	11.7%	1.2%	10.3%
Parts	31.0%	29.0%	2.0%	6.9%
Service	63.6%	66.5%	(2.9)%	(4.4)%
Rental and other	38.8%	32.5%	6.3%	19.4%
Total Gross Profit Margin	19.2%	19.0%	0.2%	1.1%
Gross Profit Mix
Equipment	52.0%	45.5%	6.5%	14.3%
Parts	24.0%	25.6%	(1.6)%	(6.3)%
Service	21.2%	25.9%	(4.7)%	(18.1)%
Rental and other	2.8%	3.0%	(0.2)%	(6.7)%
Total Gross Profit Mix	100.0%	100.0%
     Gross profit for the first quarter of fiscal 2023 increased 25.0% or $17.7 million, as compared to the same period last year. Gross profit margin also improved to 19.2% in the current quarter from 19.0% in the prior year quarter. The increase in gross profit margin was primarily due to stronger equipment margins, which were positively impacted by a healthy inventory and favorable end market conditions. The increase in equipment margins, was partially offset by the gross profit mix shift, to lower margin equipment sales relative to parts, service, and rental sales.
     Our Company-wide absorption rate — which is calculated by dividing our gross profit from sales of parts, service and rental fleet by our operating expenses, less commission expense on equipment sales, plus interest expense on floorplan payables and rental fleet debt — increased to 80.3% for the first quarter of fiscal 2023 compared to 76.0% during the same period last year as the increase in gross profit from parts, rental fleet, and service in the first quarter of fiscal 2023 combined with lower floorplan interest expenses more than offset the increase in operating expenses during the period.

Operating Expenses

	Three Months Ended April 30,		Increase/	Percent
	2022	2021	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$64,152	$56,442	$7,710	13.7%
Operating Expenses as a Percentage of Revenue	13.9%	15.1%	(1.2)%	(7.9)%
    Our operating expenses in the first quarter of fiscal 2023 increased 13.7% as compared to the first quarter of fiscal 2022. The increase in operating expenses was primarily due to an increase in variable expenses associated with increased sales. Operating expenses as a percentage of revenue decreased to 13.9% in the first quarter of fiscal 2023 from 15.1% in the first quarter of fiscal 2022. The decrease in operating expenses as a percentage of revenue was due to the increase in total revenue in the first quarter of fiscal 2023, as compared to the first quarter of fiscal 2022, which positively affected our ability to leverage our fixed operating costs.
Other Income (Expense)

	Three Months Ended April 30,		Increase/	Percent
	2022	2021	(Decrease)	Change
	(dollars in thousands)
Interest and other income	$492	$665	$(173)	(26.0)%
Floorplan interest expense	(254)	(418)	(164)	(39.2)%
Other interest expense	(1,196)	(1,104)	92	8.3%
    Interest and other income decreased by $0.2 million in the first quarter of fiscal 2023, as compared to the first quarter of fiscal 2022, due to fluctuations in foreign currency exchange rates, primarily the Ukrainian currency. The decrease in floorplan interest expense of 39.2% was due to lower borrowings. The increase in other interest expense was primarily due to increased fixed rate, long term debt from real estate purchases throughout fiscal 2022.
Provision for Income Taxes

	Three Months Ended April 30,		Increase/	Percent
	2022	2021	(Decrease)	Change
	(dollars in thousands)
Provision for Income Taxes	$6,044	$3,132	$2,912	93.0%
     Our effective tax rate was 25.6% and 22.9% for the three months ended April 30, 2022 and April 30, 2021, respectively. The effective tax rate for each of the three months ended April 30, 2022 and 2021 is subject to variation due to factors such as the impact of certain discrete items, mainly the vesting of share-based compensation, the mix of domestic and foreign income and recognition of a valuation allowance on certain of our foreign deferred tax assets.

Segment Results
    Certain financial information for our Agriculture, Construction and International business segments is presented below. “Shared Resources” in the table below refers to the various unallocated income/(expense) items that we have retained at the general corporate level. Revenue between segments is immaterial.

	Three Months Ended April 30,		Increase/	Percent
	2022	2021	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$318,548	$229,554	$88,994	38.8%
Construction	66,964	68,608	(1,644)	(2.4)%
International	75,495	74,544	951	1.3%
Total	$461,007	$372,706	$88,301	23.7%

Income Before Income Taxes
Agriculture	$16,449	$11,224	$5,225	46.6%
Construction	3,210	138	3,072	n/m
International	4,325	2,808	1,517	54.0%
Segment Income Before Income Taxes	23,984	14,170	9,814	69.3%
Shared Resources	(400)	(491)	91	18.5%
Total	$23,584	$13,679	$9,905	72.4%
Agriculture
    Agriculture segment revenue for the first quarter of fiscal 2023 increased 38.8% compared to the first quarter of fiscal 2022. The higher revenue was driven primarily by an increase in same-store sales of 26.3% and our acquistions of Jaycox Implement and Mark's Machinery, completed in December 2021 and April 2022, respectively. The same-store sales increase was primarily driven by favorable commodity prices and higher net farm income.
    Agriculture segment income before income taxes was $16.4 million for the first quarter of fiscal 2023 compared to $11.2 million for the first quarter of fiscal 2022. Higher equipment revenue along with increased gross profit margin on equipment were the primary drivers of the increase in income before income taxes.
Construction
    Construction segment revenue for the first quarter of fiscal 2023 decreased 2.4% compared to the first quarter of fiscal 2022. However, after taking into account the divestiture of the Billings, Great Falls, and Missoula, Montana, and Gillette, Wyoming stores in the fourth quarter of fiscal 2022 and the first quarter of fiscal 2023 divestiture of our consumer products store in North Dakota, same-store sales in our Construction segment increased 24.9% for the first quarter of fiscal 2023, as compared to the first quarter of fiscal 2022. Higher same store sales were driven by increased construction activity throughout our footprint.
    Our Construction segment income before taxes was $3.2 million for the first quarter of fiscal 2023 compared to $0.1 million in the first quarter of fiscal 2022. The improvement in segment results was primarily due to an increase in same store sales, as described above, the sale of our consumer products store, in the first quarter of fiscal 2023, resulting in a gain of $1.4 million and increased equipment gross profit margin. An increase in rental fleet utilization, led to an increase in rental gross profit margin, also contributed to the improvement in segment results. The dollar utilization — which is calculated by dividing the rental revenue earned on our rental fleet by the average gross carrying value of our rental fleet (comprised of original equipment costs plus additional capitalized costs) for that period — of our rental fleet increased from 19.2% in the first quarter of fiscal 2022 to 24.5% in the first quarter of fiscal 2023.
International
    International segment revenue, for the first quarter of fiscal 2023 increased 1.3% compared to the first quarter of fiscal 2022. Higher segment revenue was driven by many of the same macroeconomic factors as the Agriculture segment, which has improved customer sentiment and has had a positive impact on equipment sales. The increase in revenue was partially offset by lower revenues in our Ukrainian subsidiary, which was impacted by the Russia-Ukraine conflict in the first quarter of fiscal

2023. Same-store sales in our International segment increased 6.2% for the first quarter of fiscal 2023 as compared to the first quarter of fiscal 2022, primarily driven by an increase in equipment sales.
    Our International segment income before income taxes was $4.3 million for the first quarter of fiscal 2023 compared to segment income before income taxes of $2.8 million for the same period last year. The increase in segment pre-tax income was primarily the result of increased equipment sales and equipment gross profit margin. This increase was partially offset by a $0.7 million estimated bad debt provision on our accounts receivables with customers of Titan Machinery Ukraine.
Shared Resources/Eliminations
    We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate most of these net expenses to our segments. Since these allocations are set early in the year, unallocated balances may occur. Shared Resources loss before income taxes was $0.4 million for the first quarter of fiscal 2023 compared to a loss before income taxes of $0.5 million for the same period last year.
Non-GAAP Financial Measures
    To supplement net income and diluted earnings per share ("Diluted EPS"), both GAAP measures, we present adjusted net income and adjusted Diluted EPS, both non-GAAP measures, which include adjustments for items such as foreign currency remeasurement gains/losses in Ukraine. We believe that the presentation of adjusted net income and adjusted Diluted EPS is relevant and useful to our management and investors because it provides a measurement of earnings on activities that we consider to occur in the ordinary course of our business. Adjusted net income and adjusted Diluted EPS should be evaluated in addition to, and not considered a substitute for, or superior to, the most comparable GAAP measure. In addition, other companies may calculate these non-GAAP measures in a different manner, which may hinder comparability of our adjusted results with those of other companies.
The following tables reconcile (i) net income, a GAAP measure, to adjusted net income and (ii) Diluted EPS, a GAAP measure, to adjusted Diluted EPS:

	Three Months Ended April 30,
	2022	2021
	(dollars in thousands, except per share data)
Adjusted Net Income
Net Income	$17,540	$10,547
Adjustments
Ukraine remeasurement (gain) / loss (1)	294	(129)
Total Pre-Tax Adjustments	294	(129)
Adjusted Net Income	$17,834	$10,418

Adjusted Diluted EPS
Diluted EPS	$0.78	$0.47
Adjustments (2)
Ukraine remeasurement (gain) / loss (1)	0.01	(0.01)
Total Pre-Tax Adjustments	0.01	(0.01)
Adjusted Diluted EPS	$0.79	$0.46

(1) Due to the income tax valuation allowance on the Ukrainian subsidiary, there are no tax adjustments of the Ukraine remeasurement (gain)/loss for the quarters ending April 30, 2022 and 2021.
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
Equipment Inventory and Floorplan Payable Credit Facilities
    As of April 30, 2022, the Company had floorplan payable lines of credit for equipment purchases totaling $751.0 million, which is primarily comprised of a $450.0 million credit facility with CNH Industrial, a $185.0 million floorplan payable line under the Bank Syndicate Agreement, and a $50.0 million credit facility with DLL Finance.
    Our equipment inventory turnover increased from 2.3 times for the rolling 12 month period ended April 30, 2021 to 3.5 times for the rolling 12 month period ended April 30, 2022. The increase in equipment turnover was attributable to an increase in equipment sales and a decrease in average equipment inventory over the rolling 12 month period ended April 30, 2022 as compared to the same period ended April 30, 2021. Our equity in equipment inventory, which reflects the portion of our equipment inventory balance that is not financed by floorplan payables, decreased to 51.2% as of April 30, 2022 from 58.2% as of January 31, 2022. The decrease was due to more inventory being financed with non-interest bearing floorplan lines of credit.
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
    As of April 30, 2022, we were in compliance with the financial covenants under our CNH Industrial and DLL Finance credit agreements and we were not subject to the fixed charge coverage ratio covenant under the Bank Syndicate Agreement as our adjusted excess availability plus eligible cash collateral (as defined therein) was not less than 15% of the lesser of (i) aggregate borrowing base and (ii) maximum credit amount as of April 30, 2022. While not expected to occur, if anticipated operating results were to create the likelihood of a future covenant violation, we would expect to work with our lenders on an appropriate modification or amendment to our financing arrangements.
Cash Flow
Cash Flow Provided by Operating Activities
    Net cash provided by operating activities was $5.3 million for the first three months of fiscal 2023, compared to net cash provided by operating activities of $27.0 million for the first three months of fiscal 2022. The change in net cash provided by operating activities is primarily the result of an increase in inventories partially offset by an increase in non-interest bearing floorplan lines of credit from manufacturers and higher net income for the first three months of fiscal 2023.
Cash Flow Used for Investing Activities
    Net cash used for investing activities was $11.9 million for the first three months of fiscal 2023, compared to $9.0 million for the first three months of fiscal 2022. The increase in cash used for investing activities was primarily the result of the business acquisition of Mark's Machinery in the first three months of fiscal 2023.
Cash Flow Provided by (Used for) Financing Activities
    Net cash provided by financing activities was $8.0 million for the first three months of fiscal 2023 compared to cash used for financing activities of $6.8 million for the first three months of fiscal 2022. The increase in cash provided by financing activities was primarily the result of proceeds from the financing of real estate, owned by the Company, and increased non-manufactured floorplan payables in the first three months of fiscal 2023 compared to the same period last year.
Information Concerning Off-Balance Sheet Arrangements
    As of April 30, 2022, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Therefore, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

FORWARD-LOOKING STATEMENTS
    The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Forward-looking statements are contained in this Quarterly Report on Form 10-Q, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in our Annual Report on Form 10-K for the year ended January 31, 2022, and in other materials filed or to be filed by the Company with the Securities and Exchange Commission (and included in oral statements or other written statements made or to be made by the Company).
    Forward-looking statements are statements based on future expectations and specifically may include, among other things, statements relating to our expectations regarding the performance of our Ukrainian subsidiary within our International segment, the impact of farm income levels on customer demand for agricultural equipment and services, the impact of the COVID-19 pandemic on our business, the effectiveness of the new ERP system and the timing of the phased roll-out of the ERP system to the Company's domestic locations, the general market conditions of the agricultural and construction industries, equipment inventory levels, and our primary liquidity sources, and the adequacy of our capital resources. Any statements that are not based upon historical facts, including the outcome of events that have not yet occurred and our expectations for future performance, are forward-looking statements. The words “potential,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” “plan,” “anticipate,” and similar words and expressions are intended to identify forward-looking statements. These statements are based upon the current beliefs and expectations of our management. These forward-looking statements involve important risks and uncertainties that could significantly affect anticipated results or outcomes in the future and, accordingly, actual results or outcomes may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, the impact of the Russia -Ukraine conflict on our Ukrainian subsidiary, the duration, scope and impact of the COVID-19 pandemic on the Company's operations and business, including the disruption of supply chains and associated impacts on the Company's supply vendors, adverse market conditions in the agricultural and construction equipment industries, and those matters identified and discussed under the section titled “Risk Factors” in our Annual Report on Form 10-K. In addition to those matters, there may exist additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that may materially adversely affect our business, financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    We are exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates.
Interest Rate Risk
    Exposure to changes in interest rates results from borrowing activities used to fund operations. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. We have both fixed and floating rate financing. Some of our floating rate credit facilities contain minimum rates of interest to be charged. Based upon our interest-bearing balances and interest rates as of April 30, 2022, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $0.3 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $0.3 million. At April 30, 2022, we had floorplan payables of $188.9 million, of which approximately $29.4 million was variable-rate floorplan payable and $159.5 million was non-interest bearing. In addition, at April 30, 2022, we had total long-term debt, including finance lease obligations, of $96.6 million, of which all was fixed rate debt.
Foreign Currency Exchange Rate Risk
    Our foreign currency exposures arise as the result of our foreign operations. We are exposed to transactional foreign currency exchange rate risk through our foreign entities’ holding assets and liabilities denominated in currencies other than their functional currency. In addition, the Company is exposed to foreign currency transaction risk as a result of certain intercompany financing transactions. The Company attempts to manage its transactional foreign currency exchange rate risk through the use of derivative financial instruments, primarily foreign exchange forward contracts, or through natural hedging instruments. Based upon balances and exchange rates as of April 30, 2022, holding other variables constant, we believe that a hypothetical 10% increase or decrease in all applicable foreign exchange rates would not have a material impact on our results of operations or cash flows. As of April 30, 2022, our Ukrainian subsidiary had $0.7 million of net monetary assets denominated in Ukrainian hryvnia ("UAH"). We have attempted to minimize our net monetary asset position in Ukraine through reducing overall asset levels in Ukraine and at times through borrowing in UAH which serves as a natural hedging instrument offsetting our net UAH denominated assets. In February 2022, the National Bank of Ukraine imposed certain currency and payment controls. While this has made it more difficult to manage our UAH exposure, the agriculture industry is classified as a critical industry allowing the conversion of UAH for certain parts and equipment invoices. The continuation of political tensions in the Russia/Ukraine conflict could lead to more significant UAH devaluations. The inability to fully manage our net monetary asset position and continued UAH devaluations for an extended period of time, could have a significant impact on our results of operations and cash flows.
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
ITEM 1A.             RISK FACTORS
    In addition to the other information set forth in this Quarterly Report, including the important information in “Forward-Looking Statements,” you should carefully consider the “Risk Factors” discussed in our Form 10-K for the fiscal year ended January 31, 2022, as filed with the Securities and Exchange Commission. Among other things, those factors, if they were to occur, could cause our actual results to differ materially from those expressed in our forward-looking statements in this report, and may materially adversely affect our business, financial condition, or results of operations. In addition to those factors, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations.
ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.                DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.                MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.                OTHER INFORMATION
None.
ITEM 6.                EXHIBITS
Exhibits - See “Exhibit Index” on page immediately prior to signatures.

EXHIBIT INDEX
TITAN MACHINERY INC.
FORM 10-Q

No.	Description

10.1	Letter Agreement between Titan Machinery Inc. and Mark Kalvoda, dated April 25, 2022.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended April 30, 2022, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	June 2, 2022
TITAN MACHINERY INC.

		By	/s/ Mark Kalvoda
Mark Kalvoda
Chief Financial Officer
(Principal Financial Officer)