Form 10-Q
period 2022-07-31
Titan Machinery Inc.
filed 2022-09-09
CIK 1409171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022
OR

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

As of August 31, 2022, 22,567,932 shares of Common Stock, $0.00001 par value, of the registrant were outstanding.

TITAN MACHINERY INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)

	July 31, 2022	January 31, 2022
Assets
Current Assets
Cash	$142,057	$146,149
Receivables, net of allowance for expected credit losses	96,369	94,287
Inventories, net	556,383	421,758
Prepaid expenses and other	17,736	28,135
Total current assets	812,545	690,329
Noncurrent Assets
Property and equipment, net of accumulated depreciation	188,964	178,243
Operating lease assets	51,888	56,150
Deferred income taxes	2,239	1,328
Goodwill	9,535	8,952
Intangible assets, net of accumulated amortization	11,480	10,624
Other	1,220	1,041
Total noncurrent assets	265,326	256,338
Total Assets	$1,077,871	$946,667

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$28,344	$25,644
Floorplan payable	274,244	135,415
Current maturities of long-term debt	6,650	5,876
Current operating lease liabilities	9,465	9,601
Deferred revenue	91,819	134,146
Accrued expenses and other	42,856	59,339
Income taxes payable	6,289	4,700
Total current liabilities	459,667	374,721
Long-Term Liabilities
Long-term debt, less current maturities	86,500	74,772
Operating lease liabilities	50,998	55,595
Deferred income taxes	1,991	2,006
Other long-term liabilities	4,438	4,374
Total long-term liabilities	143,927	136,747
Commitments and Contingencies (Note 15)
Stockholders' Equity
Common stock, par value $.00001 per share, 45,000 shares authorized; 22,695 shares issued and outstanding at July 31, 2022; 22,588 shares issued and outstanding at January 31, 2022	—	—
Additional paid-in-capital	255,188	254,455
Retained earnings	225,415	182,916
Accumulated other comprehensive loss	(6,326)	(2,172)
Total stockholders' equity	474,277	435,199
Total Liabilities and Stockholders' Equity	$1,077,871	$946,667
 See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Revenue
Equipment	$375,216	$272,733	$731,582	$548,713
Parts	77,693	65,317	146,255	127,942
Service	33,365	29,676	62,887	57,379
Rental and other	10,269	9,904	16,825	16,300
Total Revenue	496,543	377,630	957,549	750,334
Cost of Revenue
Equipment	323,988	240,332	634,222	484,008
Parts	52,706	46,089	100,015	90,529
Service	11,072	9,771	21,832	19,065
Rental and other	6,078	6,420	10,087	10,737
Total Cost of Revenue	393,844	302,612	766,156	604,339
Gross Profit	102,699	75,018	191,393	145,995
Operating Expenses	68,828	57,074	132,980	113,516
Impairment of Intangible and Long-Lived Assets	—	1,498	—	1,498
Income from Operations	33,871	16,446	58,413	30,981
Other Income (Expense)
Interest and other income	873	654	1,365	1,320
Floorplan interest expense	(245)	(350)	(499)	(768)
Other interest expense	(1,349)	(1,118)	(2,545)	(2,222)
Income Before Income Taxes	33,150	15,632	56,734	29,311
Provision for Income Taxes	8,191	4,383	14,235	7,515
Net Income	$24,959	$11,249	$42,499	$21,796

Earnings per Share:
Basic	$1.10	$0.50	$1.88	$0.97
Diluted	$1.10	$0.50	$1.88	$0.97

Weighted Average Common Shares:
Basic	22,387	22,261	22,350	22,209
Diluted	22,392	22,276	22,357	22,220

See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Net Income	$24,959	$11,249	$42,499	$21,796
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(2,963)	937	(4,153)	(1,441)
Comprehensive Income	$21,996	$12,186	$38,346	$20,355

See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares Outstanding	Amount
BALANCE, January 31, 2021	22,553	$—	$252,913	$116,869	$1,499	$371,281
Common stock issued on grant of restricted stock and exercise of stock options, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	(33)	—	(975)	—	—	(975)
Stock-based compensation expense	—	—	609	—	—	609
Net Income	—	—	—	10,547	—	10,547
Other comprehensive loss	—	—	—	—	(2,379)	(2,379)
BALANCE, April 30, 2021	22,520	$—	$252,547	$127,416	$(880)	$379,083
Common stock issued on grant of restricted stock and exercise of stock options, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	76	—	(2)	—	—	(2)
Stock-based compensation expense	—	—	584	—	—	584
Net Income	—	—	—	11,249	—	11,249
Other comprehensive income	—	—	—	—	938	938
BALANCE, July 31, 2021	22,596	—	253,129	138,665	58	391,852

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares Outstanding	Amount
BALANCE, January 31, 2022	22,588	$—	$254,455	$182,916	$(2,172)	$435,199
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	(19)	—	(685)	—	—	(685)
Stock-based compensation expense	—	—	620	—	—	620
Net income	—	—	—	17,540	—	17,540
Other comprehensive loss	—	—	—	—	(1,191)	(1,191)
BALANCE, April 30, 2022	22,569	$—	$254,390	$200,456	$(3,363)	$451,483
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	126	—	(5)	—	—	(5)
Stock-based compensation expense	—	—	803	—	—	803
Net income	—	—	—	24,959	—	24,959
Other comprehensive income	—	—	—	—	(2,963)	(2,963)
BALANCE, July 31, 2022	22,695	—	255,188	225,415	(6,326)	474,277
See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended July 31,
	2022	2021
Operating Activities
Net income	$42,499	$21,796
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	10,987	10,602
Impairment	—	1,498
Deferred income taxes	(1,005)	(1,645)
Stock-based compensation expense	1,423	1,193
Noncash interest expense	121	110
Other, net	4,583	5,235
Changes in assets and liabilities
Receivables, prepaid expenses and other assets	5,444	(12,384)
Inventories	(137,708)	(17,166)
Manufacturer floorplan payable	105,415	56,436
Deferred Revenue	(43,530)	(21,063)
Accounts payable, accrued expenses and other and other long-term liabilities	(9,182)	(16,051)
Net Cash Provided by (Used for) Operating Activities	(20,953)	28,561
Investing Activities
Rental fleet purchases	(6,020)	(8,946)
Property and equipment purchases (excluding rental fleet)	(8,487)	(10,888)
Proceeds from sale of property and equipment	1,628	420
Acquisition consideration, net of cash acquired	(7,675)	—
Other, net	(182)	12
Net Cash Used for Investing Activities	(20,736)	(19,402)
Financing Activities
Net change in non-manufacturer floorplan payable	35,716	(22,731)
Proceeds from long-term debt borrowings	8,415	6,451
Principal payments on long-term debt and finance leases	(3,879)	(5,117)
Payment of debt issuance costs	—	—
Other, net	(689)	(976)
Net Cash Provided by (Used for) Financing Activities	39,563	(22,373)
Effect of Exchange Rate Changes on Cash	(1,966)	(192)
Net Change in Cash	(4,092)	(13,406)
Cash at Beginning of Period	146,149	78,990
Cash at End of Period	$142,057	$65,584
Supplemental Disclosures of Cash Flow Information
Cash paid during the period
Income taxes, net of refunds	$11,116	$17,378
Interest	$2,851	$2,797
Supplemental Disclosures of Noncash Investing and Financing Activities
Net property and equipment financed with long-term debt, finance leases, accounts payable and accrued liabilities	$2,667	$9,014
Long-term debt to acquire finance leases	$6,776	$7,454
Net transfer of assets from (to) property and equipment to (from) inventories	$(2,849)	$1,269

See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
    The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The quarterly operating results for Titan Machinery Inc. (the “Company”) are subject to fluctuation due to varying weather patterns, which may impact the timing and amount of equipment purchases, rentals, and after-sales parts and service purchases by the Company’s agriculture, construction and international customers. Therefore, operating results for the six-months ended July 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2023. The information contained in the consolidated balance sheet as of January 31, 2022 was derived from the audited consolidated financial statements of the Company for the fiscal year then ended. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2022 as filed with the SEC.
Nature of Business
    The Company is engaged in the retail sale, service and rental of agricultural and construction machinery through its stores in the United States and Europe. The Company’s North American stores are located in Colorado, Idaho, Iowa, Kansas, Minnesota, Missouri, Montana, Nebraska, North Dakota, South Dakota, Washington, Wisconsin, and Wyoming and its European stores are located in Bulgaria, Germany, Romania, and Ukraine.
Russia/Ukraine Geopolitical Conflict
In February, 2022, the ongoing Russia/Ukraine conflict significantly intensified, and the sustained conflict and disruption in the region is ongoing. Titan Machinery Ukraine, LLC ("Titan Machinery Ukraine"), the Company's wholly owned Ukrainian subsidiary, has ten locations throughout Ukraine primarily in western and central Ukraine. The conflict has caused disruptions in our Ukrainian operations, with our revenues for the six-months ended July 31, 2022 down 37.7% from the prior year period. These disruptions have not been material to the Company's consolidated financial statements. However, if the conflict intensifies in western and central Ukraine, it could significantly increase the adverse effect on the Company in future periods.
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

NOTE 2 - EARNINGS PER SHARE
    The following table sets forth the calculation of basic and diluted earnings per share (EPS):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
	(in thousands, except per share data)
Numerator:
Net income	$24,959	$11,249	$42,499	$21,796
Allocation to participating securities	(291)	(156)	(502)	(334)
Net income attributable to Titan Machinery Inc. common stockholders	$24,668	$11,093	$41,997	$21,462
Denominator:
Basic weighted-average common shares outstanding	22,387	22,261	22,350	22,209
Plus: incremental shares from vesting of restricted stock units	5	15	7	11
Diluted weighted-average common shares outstanding	22,392	22,276	22,357	22,220

Earnings Per Share:
Basic	$1.10	$0.50	$1.88	$0.97
Diluted	$1.10	$0.50	$1.88	$0.97

NOTE 3 - REVENUE
    Revenues are recognized when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration we expect to collect in exchange for those goods or services. Sales, value added and other taxes collected from our customers concurrent with our revenue activities are excluded from revenue.
    The following tables present our revenue disaggregated by revenue source and segment:

	Three Months Ended July 31, 2022				Six Months Ended July 31, 2022
	Agriculture	Construction	International	Total	Agriculture	Construction	International	Total
	(in thousands)				(in thousands)
Equipment	$270,472	$43,184	$61,560	$375,216	$521,565	$87,002	$123,015	$731,582
Parts	52,548	11,816	13,329	77,693	97,054	23,879	25,322	146,255
Service	24,730	6,302	2,333	33,365	46,683	12,125	4,079	62,887
Other	880	500	246	1,626	1,679	803	451	2,933
Revenue from contracts with customers	348,630	61,802	77,468	487,900	666,981	123,809	152,867	943,657
Rental	326	8,220	97	8,643	522	13,177	193	13,892
Total revenues	$348,956	$70,022	$77,565	$496,543	$667,503	$136,986	$153,060	$957,549

	Three Months Ended July 31, 2021				Six Months Ended July 31, 2021
	Agriculture	Construction	International	Total	Agriculture	Construction	International	Total
	(in thousands)				(in thousands)
Equipment	$156,408	$54,020	$62,305	$272,733	$325,664	$98,832	$124,217	$548,713
Parts	40,742	11,928	12,647	65,317	80,425	24,036	23,481	127,942
Service	21,150	6,585	1,941	29,676	40,904	12,954	3,521	57,379
Other	758	490	188	1,436	1,478	855	281	2,614
Revenue from contracts with customers	219,058	73,023	77,081	369,162	448,471	136,677	151,500	736,648
Rental	306	7,920	242	8,468	444	12,873	369	13,686
Total revenues	$219,364	$80,943	$77,323	$377,630	$448,915	$149,550	$151,869	$750,334

Unbilled Receivables and Deferred Revenue
    Unbilled receivables from contracts with customers amounted to $24.4 million and $17.1 million as of July 31, 2022 and January 31, 2022, respectively. This increase in unbilled receivables is primarily the result of a seasonal increase in the volume of our service transactions in which we recognize revenue as our work is performed and prior to customer invoicing.
    Deferred revenue from contracts with customers amounted to $90.7 million and $132.2 million as of July 31, 2022 and January 31, 2022, respectively. Our deferred revenue most often increases in the fourth quarter of each fiscal year due to a higher level of customer down payments or prepayments and longer time periods between customer payment and delivery of the equipment asset, and the related recognition of equipment revenue, prior to its seasonal use. During the six months ended July 31, 2022 and 2021, the Company recognized $105.1 million and $50.8 million, respectively, of revenue that was included in the deferred revenue balance as of January 31, 2022 and January 31, 2021, respectively. No material amount of revenue was recognized during the six months ended July 31, 2022 or 2021 from performance obligations satisfied in previous periods.
    The Company has elected as a practical expedient to not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of service of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for parts installed and services performed. The contracts for which the practical expedient has been applied include (i) equipment revenue transactions, which do not have a stated contractual term but are short-term in nature, and (ii) service revenue transactions, which also do not have a stated contractual term but are generally completed within 30 days. For such service contracts, we recognize revenue at the time we perform the work, in the amount for which we have the right to invoice for services completed to date.
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

	July 31, 2022	January 31, 2022
	(in thousands)
Trade and unbilled receivables from contracts with customers
Trade receivables due from customers	$37,271	$30,041
Unbilled receivables	24,435	17,129
Less allowance for expected credit losses	2,722	1,979
	58,984	45,191

Trade receivables due from finance companies	15,096	17,937

Trade and unbilled receivables from rental contracts
Trade receivables	3,832	3,055
Unbilled receivables	1,057	538
Less allowance for expected credit losses	375	469
	4,514	3,124
Other receivables
Due from manufacturers	14,556	22,979
Other	3,219	5,056
	17,775	28,035
Receivables, net of allowance for expected credit losses	$96,369	$94,287

    Following is a summary of allowance for credit losses on trade and unbilled accounts receivable by segment:

	Agriculture	Construction	International	Total
	(in thousands)
Balance at January 31, 2022	$244	$193	$1,542	$1,979
Current expected credit loss provision	79	35	846	960
Write-offs charged against allowance	30	97	61	188
Credit loss recoveries collected	16	4	—	20
Foreign exchange impact	—	—	(49)	(49)
Balance at July 31, 2022	$309	$135	$2,278	$2,722

	Agriculture	Construction	International	Total
	(in thousands)
Balance at January 31, 2021	$228	$1,074	$1,690	$2,992
Current expected credit loss provision	114	118	(227)	5
Write-offs charged against allowance	50	147	60	257
Credit loss recoveries collected	7	5	—	12
Foreign exchange impact	—	—	(31)	(31)
Balance at July 31, 2021	$299	$1,050	$1,372	$2,721
    The increase in the credit loss provision in the International segment, during the six months ended July 31, 2022, was driven by a $0.7 million bad debt provision placed on the accounts receivables due from customers of Titan Machinery Ukraine, primarily due to the ongoing Russia-Ukraine conflict.
The following table presents impairment losses (recoveries) on receivables arising from sales contracts with customers and receivables arising from rental contracts:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
	(in thousands)
Impairment losses (recoveries) on:
Receivables from sales contracts	$186	$222	$999	$320
Receivables from rental contracts	43	3	32	(30)
	$229	$225	$1,031	$290
NOTE 5 - INVENTORIES

	July 31, 2022	January 31, 2022
	(in thousands)
New equipment	$325,641	$195,775
Used equipment	118,757	128,047
Parts and attachments	109,061	95,890
Work in process	2,924	2,046
	$556,383	$421,758

NOTE 6 - PROPERTY AND EQUIPMENT

	July 31, 2022	January 31, 2022
	(in thousands)
Rental fleet equipment	$73,014	$65,117
Machinery and equipment	23,769	22,819
Vehicles	62,251	58,650
Furniture and fixtures	51,400	50,228
Land, buildings, and leasehold improvements	129,102	123,323
	339,536	320,137
Less accumulated depreciation	150,572	141,894
	$188,964	$178,243
    The Company includes depreciation expense related to its rental fleet and its trucking fleet, for hauling equipment, in Cost of Revenue, which was $2.0 million and $2.1 million for the three months ended July 31, 2022 and 2021, and $3.5 million and $3.8 million for the six months ended July 31, 2022 and 2021, respectively. All other depreciation expense is included in Operating Expenses, which was $3.6 million and $3.0 million for the three months ended July 31, 2022 and 2021 and $7.1 million and $6.0 million for the six months ended July 31, 2022 and 2021, respectively.
    The Company reviews its long-lived assets for potential impairment whenever events or circumstances indicate that the carrying value of the long-lived asset (or asset group) may not be recoverable. During the three months ended July 31, 2022, the Company identified two such asset groups in the Agriculture segment, and performed an impairment test, and concluded that no impairment was present, thus the Company did not recognize any impairment for the three and six months ended July 31, 2022. The Company did recognize impairment of long-lived assets of $0.4 million in its International segment for the three and six months ended July 31, 2021.
NOTE 7 - INTANGIBLE ASSETS AND GOODWILL
Indefinite-Lived Intangible Assets
    The Company's indefinite-lived intangible assets consist of distribution rights assets. The following is a summary of the changes in indefinite-lived intangible assets, by segment, for the six months ended July 31, 2022:

	Agriculture	Construction	Total
	(in thousands)
January 31, 2022	$10,136	$72	$10,208
Arising from business combinations	842	—	842
July 31, 2022	$10,978	$72	$11,050
Goodwill
    The following presents changes in the carrying amount of goodwill, by segment, for the six months ended July 31, 2022:

	Agriculture	Total
	(in thousands)
January 31, 2022	$8,952	$8,952
Arising from business combinations	583	583
July 31, 2022	$9,535	$9,535

NOTE 8 - FLOORPLAN PAYABLE/LINES OF CREDIT
    As of July 31, 2022, the Company had floorplan lines of credit totaling $743.0 million, which is primarily comprised of three floorplan lines of credit: (i) a $450.0 million credit facility with CNH Industrial, (ii) a $185.0 million line of credit under the Third Amended and Restated Credit Agreement (the "Bank Syndicate Agreement"), and (iii) a $50.0 million credit facility with DLL Finance LLC. Additionally, the Company amended its CNH Industrial floorplan line of credit as of August 1, 2022, increasing the total available domestic limit to $410 million and overall limit to $500 million.
    The Company's outstanding balances of floorplan lines of credit as of July 31, 2022 and January 31, 2022, consisted of the following:

	July 31, 2022	January 31, 2022
	(in thousands)
CNH Industrial	$177,983	$94,054
Bank Syndicate Agreement Floorplan Loan	41,000	—
DLL Finance	9,187	8,558
Other outstanding balances with manufacturers and non-manufacturers	46,074	32,803
	$274,244	$135,415
    In anticipation of closing the Heartland acquisition on August 1, 2022, the Company drew $41.0 million on its Bank Syndicate Floorplan Loan, which had a variable interest rate of 3.21% as of July 31, 2022. Generally, all U.S. CNH Industrial and DLL Finance amounts outstanding are non-interest bearing. As of July 31, 2022, foreign floorplan payables carried various interest rates primarily ranging from 1.92% to 8.36%, compared to a range of 1.40% to 6.11% as of January 31, 2022. The Company had non-interest bearing floorplan payables of $210.7 million and $106.8 million, on July 31, 2022 and January 31, 2022, respectively. The Company has a compensating balance arrangement under one of its foreign floorplan credit facilities, which requires a minimum cash deposit to be maintained with the lender in the amount of $5.0 million for the term of the credit facility.
NOTE 9 - LONG TERM DEBT
    The following is a summary of long-term debt as of July 31, 2022 and January 31, 2022:

Description	Maturity Dates	Interest Rates	July 31, 2022	January 31, 2022
			(in thousands)
Mortgage loans, secured	Various through May 2039	2.1% to 5.1%	$69,834	$57,801
Sale-leaseback financing obligations	Various through December 2030	3.4% to 10.3%	11,826	12,382
Vehicle loans, secured	Various through September 2027	2.1% to 4.3%	11,490	10,465
Total debt			93,150	80,648
Less: current maturities			6,650	5,876
Long-term debt, net			$86,500	$74,772
NOTE 10 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
    The following is a summary of the changes in accumulated other comprehensive income (loss), by component, for the six month periods ended July 31, 2022 and July 31, 2021:

	Foreign Currency Translation Adjustment	Net Investment Hedging Gain	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, January 31, 2022	$(4,883)	$2,711	$(2,172)
Other comprehensive loss	(1,191)	—	(1,191)
Balance, April 30, 2022	(6,074)	2,711	(3,363)
Other comprehensive income	(2,963)	—	(2,963)
Balance, July 31, 2022	$(9,037)	$2,711	$(6,326)

	Foreign Currency Translation Adjustment	Net Investment Hedging Gain	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, January 31, 2021	$(1,212)	$2,711	$1,499
Other comprehensive loss	(2,379)	—	(2,379)
Balance, April 30, 2021	(3,591)	2,711	(880)
Other comprehensive income	938	—	938
Balance, July 31, 2021	$(2,653)	$2,711	$58
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
    The components of lease expense were as follows:

		Three Months Ended July 31,		Six Months Ended July 31,
	Classification	2022	2021	2022	2021
		(in thousands)		(in thousands)
Finance lease cost:
Amortization of leased assets	Operating expenses	$207	$243	$415	$688
Interest on lease liabilities	Other interest expense	45	64	88	152
Operating lease cost	Operating expenses and rental and other cost of revenue	3,164	3,735	6,638	7,501
Short-term lease cost	Operating expenses	44	66	70	132
Variable lease cost	Operating expenses	473	639	1,018	1,252
Sublease income	Interest and other income	(360)	(219)	(729)	(416)
		$3,573	$4,528	$7,500	$9,309

    Right-of-use lease assets and lease liabilities consist of the following:

	Classification	July 31, 2022	January 31, 2022
		(in thousands)
Assets
Operating lease assets	Operating lease assets	$51,888	$56,150
Finance lease assets(a)	Property and equipment, net of accumulated depreciation	2,442	9,045
Total leased assets		$54,330	$65,195
Liabilities
Current
Operating	Current operating lease liabilities	$9,465	$9,601
Finance	Accrued expenses and other	554	7,466
Noncurrent
Operating	Operating lease liabilities	50,998	55,595
Finance	Other long-term liabilities	1,880	1,518
Total lease liabilities		$62,897	$74,180

(a)Finance lease assets are recorded net of accumulated amortization of $1.8 million as of July 31, 2022 and $1.7 million as of January 31, 2022.
    Maturities of lease liabilities as of July 31, 2022 are as follows:

	Operating	Finance
	Leases	Leases	Total
Fiscal Year Ended January 31,	(in thousands)
2023 (remainder)	$6,440	$400	$6,840
2024	12,484	607	13,091
2025	11,943	554	12,497
2026	11,552	460	12,012
2027	10,815	431	11,246
2028	9,394	297	9,691
Thereafter	9,839	343	10,182
Total lease payments	72,467	3,092	75,559
Less: Interest	12,005	657	12,662
Present value of lease liabilities	$60,462	$2,435	$62,897
    The weighted-average lease term and discount rate as of July 31, 2022 are as follows:

July 31, 2022
Weighted-average remaining lease term (years):
Operating leases	6.3
Financing leases	5.2
Weighted-average discount rate:
Operating leases	6.2%
Financing leases	8.2%
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
    Revenue generated from leasing activities is disclosed, by segment, in Note 3. The following is the balance of our dedicated rental fleet assets, included in Property and equipment, net of accumulated depreciation in the condensed consolidated balance sheet, of our Construction segment as of July 31, 2022 and January 31, 2022:

	July 31, 2022	January 31, 2022
	(in thousands)
Rental fleet equipment	$73,014	$65,117
Less accumulated depreciation	25,205	23,501
	$47,809	$41,616
NOTE 12 - FAIR VALUE MEASUREMENTS
    The Company also valued certain long-lived assets at fair value on a non-recurring basis as of January 31, 2022 as part of its long-lived asset impairment testing. The estimated fair value of such assets as of January 31, 2022 was $3.1 million. Fair value was estimated through an income approach incorporating both observable and unobservable inputs, and are deemed to be Level 3 fair value inputs. The most significant unobservable inputs include forecasted net cash generated from the use of the assets and the discount rate applied to such cash flows to arrive at a fair value estimate. In addition, in certain instances, in the prior year, the Company estimated the fair value of long-lived assets to approximate zero as no future cash flows were assumed to be generated from the use of such assets and the expected value to be realized upon disposition was deemed to be nominal.
    The Company also has financial instruments that are not recorded at fair value in the consolidated balance sheets, including cash, receivables, payables and long-term debt. The carrying amounts of these financial instruments approximated their fair values as of July 31, 2022 and January 31, 2022. Fair value of these financial instruments was estimated based on Level 2 fair value inputs. The estimated fair value of the Company's Level 2 long-term debt, which is provided for disclosure purposes only, is as follows:

	July 31, 2022	January 31, 2022
	(in thousands)
Carrying amount	$81,324	$63,237
Fair value	$72,516	$68,267
NOTE 13 - INCOME TAXES
    Our effective tax rate was 24.7% and 28.0% for the three months ended July 31, 2022 and 2021, respectively and was 25.1% and 25.6% for the six months ended July 31, 2022 and 2021, respectively. The effective tax rate for the six months ended July 31, 2022 and 2021 were subject to various factors such as the impact of certain discrete items, mainly the vesting of share-based compensation, the mix of domestic and foreign income, and recognition of a valuation allowance on certain of our foreign deferred tax assets.

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
Purchase Price Allocation
    Each of the above acquisitions has been accounted for under the acquisition method of accounting, which requires the Company to estimate the acquisition date fair value of the assets acquired and liabilities assumed. As of July 31, 2022, all business combinations completed in fiscal years 2023 and 2022 are preliminary. The following table presents the aggregate purchase price allocations for all acquisitions completed during the fiscal year ended January 31, 2022 and the period ended July 31, 2022:

	July 31, 2022	January 31, 2022
	(in thousands)
Assets acquired:
Cash	$1	$4
Receivables	478	1,197
Inventories	3,386	13,780
Prepaid expenses and other	66	47
Property and equipment	4,088	8,236
Intangible assets	917	4,121
Goodwill	583	7,519
	9,519	34,904

Liabilities assumed:
Deferred revenue	1,844	1,261
Net assets acquired	$7,675	$33,643

Goodwill recognized by segment:
Agriculture	$583	$7,519
Goodwill expected to be deductible for tax purposes	$583	$7,519

    The recognition of goodwill in the above business combinations arose from the acquisition of an assembled workforce and anticipated synergies expected to be realized. For the Mark's Machinery acquisition the Company recognized a non-competition intangible asset of $0.1 million and a distribution rights intangible asset of $0.8 million. For the Jaycox acquisition the Company recognized a non-competition intangible asset of $0.1 million and a distribution rights intangible asset of $3.9 million. The non-competition assets will be amortized over periods ranging from three to five years. The distribution rights assets are indefinite-lived intangible assets not subject to amortization. The Company estimated the fair value of the intangible assets using a multi-period excess earnings model, which is an income approach. Acquisition related costs, amounted to $0.5 million for the period ended July 31, 2022, primarily related to the Heartland acquisition, and acquisition related costs for the period ended January 31, 2022, were not material. All acquisition related costs have been expensed as incurred and recognized as Operating Expenses in the condensed consolidated statements of operations.
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
    Certain financial information for each of the Company’s business segments is set forth below.

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Revenue
Agriculture	$348,956	$219,364	$667,503	$448,915
Construction	70,022	80,943	136,986	149,550
International	77,565	77,323	153,060	151,869
Total	$496,543	$377,630	$957,549	$750,334

Income (Loss) Before Income Taxes
Agriculture	$24,895	$12,067	$41,344	$23,292
Construction	3,923	2,815	7,132	2,953
International	5,870	430	10,195	3,238
Segment income before income taxes	34,688	15,312	58,671	29,483
Shared Resources	(1,538)	320	(1,937)	(172)
Total	$33,150	$15,632	$56,734	$29,311

	July 31, 2022	January 31, 2022
	(in thousands)
Total Assets
Agriculture	$559,722	$481,190
Construction	196,085	157,846
International	175,921	155,275
Segment assets	931,728	794,311
Shared Resources	146,143	152,356
Total	$1,077,871	$946,667

NOTE 17 - SUBSEQUENT EVENTS
    On July 8, 2022, the Company entered into a definitive purchase agreement to acquire three entities, Heartland Agriculture, LLC, Heartland Solutions, LLC, and Heartland Leverage Lender, LLC, collectively, the "Heartland Companies", which operate a twelve store CaseIH commercial application agriculture dealership complex . In its most recently completed fiscal year ended December 31, 2021, Heartland Companies generated revenue of approximately $214 million. The Company closed on the acquisition, on August 1, 2022 with cash consideration transferred of $94.5 million. The Company primarily used cash on hand for the funding of the purchase price and drew down on the floorplan loan with the Bank Syndicate for the remaining balance.
The acquisition will be accounted in accordance with Accounting Standards Codification ("ASC") Topic 805, "Business Combinations". As the acquisition was completed subsequent to July 31, 2022, the consolidated financials statements do not include the results or the financial position of the Heartland Companies. Because the Company has not completed the work of the purchase price allocation needed under ASC 805, the initial accounting for the business combination was incomplete at the time of the issuance of the financial statements, therefore, the Company did not include all of the information regarding the effect of the business combination as permitted by ASC 805-10-50-4 and ASC 805-30-50-3.

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
    For the second quarter of fiscal 2023, our net income was $25.0 million, or $1.10 per diluted share, compared to a fiscal 2022 second quarter net income of $11.2 million, or $0.50 per diluted share. Our adjusted diluted earnings per share was $1.10 for the second quarter of fiscal 2023, compared to $0.56 for the second quarter of fiscal 2022. See the Non-GAAP Financial Measures section below for a reconciliation of adjusted diluted earnings per share to diluted earnings per share, the most comparable GAAP financial measure. Significant factors impacting the quarterly comparisons were:
•Revenue in the second quarter of fiscal 2023 increased by 31.5% compared to the second quarter of fiscal 2022. Total Company same store sales increased 32.1% compared to the prior year second quarter. Same store sales increased in each of our three reporting segments.
•Gross profit in the second quarter of fiscal 2023 increased 36.9% compared to the second quarter of fiscal 2022. The increase in gross profit was primarily the result of strong equipment sales and equipment gross profit margins increasing to 13.7% in the second quarter of fiscal 2023 from 11.9% in the second quarter of fiscal 2022.
•Gross profit was also positively impacted by strong parts sales, increasing by 30.0% from the prior year period, and strong parts gross profit margins, which increased to 32.2% in the second quarter of fiscal 2023 from 29.4% in the second quarter of fiscal 2022.
Supply Chain
Equipment availability continues to be challenging as supply chain disruptions throughout 2021 and continuing into 2022, along with increased domestic and global demand for equipment inventory, have caused many manufacturers to be unable to produce enough equipment to meet demand. Many manufacturers have partially built equipment at their factories waiting for certain parts and components in order to finish production and ship the equipment to dealers. The timing as to the receipt of those parts and components may move completion of that equipment and the resulting delivery to the end customer from quarter to quarter or in some cases, year to year, thereby potentially impacting when we are able to receive the inventory, enter into sales transactions with our customers, and recognize the revenue. These supply chain issues are further complicated by labor shortages including the ongoing strike at the CNH Industrial plants in Racine, Wisconsin and Burlington, Iowa, as well as the recent announcement by CNH Industrial that it will be implementing an equipment allocation methodology to determine production slots starting in late calendar year 2022. All of these factors may limit our ability to match customer demand on certain products in fiscal 2024. We will continue to work with our manufacturers to source future inventory to fulfill as much customer demand as possible.
Russian-Ukrainian Conflict
Since the onset of the active conflict in February 2022, most of Titan Machinery Ukraine's customers have been able to continue their work, although at a reduced capacity and schedule. The Company's business systems in Ukraine have continued to function but could be negatively impacted in the future. Some of Titan Machinery Ukraine's back office employees have been able to relocate outside of Ukraine and continue to work, while the customer support and sales teams have remained in Ukraine. For the six months ended July 31, 2022, Titan Machinery Ukraine's revenues are down approximately 37.7% from the prior year period.
As of July 31, 2022, the Company had total assets of $33.1 million in Ukraine. The physical assets (e.g. inventory and fixed assets) are almost exclusively located in central and western areas of the country. Total assets in Ukraine as of January 31, 2022, was $32.7 million.
The situation is highly complex and continues to evolve. If the Company cannot provide efficient and uninterrupted services, this could worsen the conflict's adverse effect on the Company's operations and business in Ukraine. In addition, the Company's ability to maintain adequate liquidity for our operations in Ukraine is dependent on a number of factors, including Titan Machinery Ukraine's revenue and earnings, which have been and could continue to be significantly impacted by the conflict. Further, any additional military movement back into central and western Ukraine or any major threat to civilians in those areas or international banking disruption could materially impact the operations and liquidity of Titan Machinery Ukraine.
Acquisitions
Fiscal 2023
    On August 1, 2022, the Company acquired all interests of three entities, Heartland Agriculture, LLC, Heartland Solutions, LLC, and Heartland Leveraged Lender, LLC, (collectively referred to as "Heartland Companies") for $94.5 million in cash consideration. The Heartland Companies consist of twelve CaseIH commercial application agriculture locations, in Idaho, Iowa, Kansas, Minnesota, Missouri, Montana, Nebraska, North Dakota, South Dakota, Washington, and Wisconsin. The Heartland Companies have been a successful CaseIH commercial application dealer group and our acquisition of these entities provides the Company the opportunity for synergies due to the overlap of our footprints, which will allow us to package deals that will include both commercial application equipment as well as other agricultural and construction equipment to commercial customers within our core footprint. In the most recent completed fiscal year, the Heartland Companies generated revenue of approximately $214 million.
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
ERP Transition
    The Company is in the process of converting to a new Enterprise Resource Planning ("ERP") application. The new ERP application is expected to provide data-driven and mobile-enabled sales and support tools to improve employee efficiency and deliver an enhanced customer experience. The Company integrated one pilot store on the new ERP system in the second quarter of fiscal 2021 and also integrated the five stores acquired through the Jaycox Implement and Mark's Machinery acquistions in December 2021 and April 2022, respectively. In June, the Company began the phased roll-out integrating three existing location to the new ERP. We will continue our phased roll-out to the remaining domestic locations, over the second half of fiscal 2023 and continue into fiscal 2024.
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
Comparative financial data for each of our four sources of revenue are expressed below.

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
	(dollars in thousands)		(dollars in thousands)
Equipment
Revenue	$375,216	$272,733	$731,582	$548,713
Cost of revenue	323,988	240,332	634,222	484,008
Gross profit	$51,228	$32,401	$97,360	$64,705
Gross profit margin	13.7%	11.9%	13.3%	11.8%
Parts
Revenue	$77,693	$65,317	$146,255	$127,942
Cost of revenue	52,706	46,089	100,015	90,529
Gross profit	$24,987	$19,228	$46,240	$37,413
Gross profit margin	32.2%	29.4%	31.6%	29.2%
Service
Revenue	$33,365	$29,676	$62,887	$57,379
Cost of revenue	11,072	9,771	21,832	19,065
Gross profit	$22,293	$19,905	$41,055	$38,314
Gross profit margin	66.8%	67.1%	65.3%	66.8%
Rental and other
Revenue	$10,269	$9,904	$16,825	$16,300
Cost of revenue	6,078	6,420	10,087	10,737
Gross profit	$4,191	$3,484	$6,738	$5,563
Gross profit margin	40.8%	35.2%	40.0%	34.1%

The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Revenue
Equipment	75.6%	72.2%	76.4%	73.1%
Parts	15.6%	17.3%	15.3%	17.1%
Service	6.7%	7.9%	6.6%	7.6%
Rental and other	2.1%	2.6%	1.7%	2.2%
Total Revenue	100.0%	100.0%	100.0%	100.0%
Total Cost of Revenue	79.3%	80.1%	80.0%	80.5%
Gross Profit Margin	20.7%	19.9%	20.0%	19.5%
Operating Expenses	13.9%	15.1%	13.9%	15.1%
Income from Operations	6.8%	4.4%	6.1%	4.1%
Other Income (Expense)	(0.1)%	(0.2)%	(0.2)%	(0.2)%
Income Before Income Taxes	6.7%	4.1%	5.9%	3.9%
Provision for Income Taxes	1.6%	1.2%	1.5%	1.0%
Net Income	5.0%	3.0%	4.4%	2.9%

Three Months Ended July 31, 2022 Compared to Three Months Ended July 31, 2021
Consolidated Results
Revenue

	Three Months Ended July 31,		Increase/	Percent
	2022	2021	(Decrease)	Change
	(dollars in thousands)
Equipment	$375,216	$272,733	$102,483	37.6%
Parts	77,693	65,317	12,376	18.9%
Service	33,365	29,676	3,689	12.4%
Rental and other	10,269	9,904	365	3.7%
Total Revenue	$496,543	$377,630	$118,913	31.5%

     Total revenue for the second quarter of fiscal 2023 was 31.5% or $118.9 million higher than the second quarter of fiscal 2022 driven primarily by an increase in Company-wide same-store sales of 32.1% and our acquistions of Jaycox Implement and Mark's Machinery, completed in December 2021 and April 2022, respectively. The same-store sales increase was primarily driven by favorable commodity prices, higher net farm income and increased construction activity in our footprint.

	Three Months Ended July 31,		Increase/	Percent
	2022	2021	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$51,228	$32,401	$18,827	58.1%
Parts	24,987	19,228	5,759	30.0%
Service	22,293	19,905	2,388	12.0%
Rental and other	4,191	3,484	707	20.3%
Total Gross Profit	$102,699	$75,018	$27,681	36.9%
Gross Profit Margin
Equipment	13.7%	11.9%	1.8%	15.1%
Parts	32.2%	29.4%	2.8%	9.5%
Service	66.8%	67.1%	(0.3)%	(0.4)%
Rental and other	40.8%	35.2%	5.6%	15.9%
Total Gross Profit Margin	20.7%	19.9%	0.8%	4.0%
Gross Profit Mix
Equipment	49.9%	43.2%	6.7%	15.5%
Parts	24.3%	25.6%	(1.3)%	(5.1)%
Service	21.7%	26.5%	(4.8)%	(18.1)%
Rental and other	4.1%	4.7%	(0.6)%	(12.8)%
Total Gross Profit Mix	100.0%	100.0%
     Gross profit for the second quarter of fiscal 2023 increased 36.9% or $27.7 million, as compared to the same period last year. Gross profit margin also improved to 20.7% in the current quarter from 19.9% in the prior year quarter. The increase in gross profit margin was primarily due to stronger equipment margins, which were positively impacted by a healthy inventory, favorable end market conditions, and a $2.6 million benefit recognized on the expected achievement of annual manufacturer incentive programs. The increase in equipment margins, was partially offset by the gross profit mix shift, to lower margin equipment sales relative to parts, service, and rental sales.
     Our Company-wide absorption rate — which is calculated by dividing our gross profit from sales of parts, service and rental fleet by our operating expenses, less commission expense on equipment sales, plus interest expense on floorplan payables and rental fleet debt — increased to 90.6% for the second quarter of fiscal 2023 compared to 86.2% during the same period last year as the increase in gross profit from parts, rental fleet, and service in the second quarter of fiscal 2023 combined with lower floorplan interest expenses more than offset the increase in operating expenses during the period.
Operating Expenses

	Three Months Ended July 31,		Increase/	Percent
	2022	2021	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$68,828	$57,074	$11,754	20.6%
Operating Expenses as a Percentage of Revenue	13.9%	15.1%	(1.2)%	(7.9)%
    Our operating expenses in the second quarter of fiscal 2023 increased 20.6% as compared to the second quarter of fiscal 2022. The increase in operating expenses was primarily the result of an increase in variable expenses associated with increased sales. Operating expenses as a percentage of revenue decreased to 13.9% in the second quarter of fiscal 2023 from 15.1% in the second quarter of fiscal 2022. The decrease in operating expenses as a percentage of revenue was due to the increase in total revenue in the second quarter of fiscal 2023, as compared to the second quarter of fiscal 2022, which positively affected our ability to leverage our fixed operating costs.

Impairment Charges

	Three Months Ended July 31,		Increase/	Percent
	2022	2021	(Decrease)	Change
	(dollars in thousands)
Impairment of Intangible and Long-Lived Assets	—	1,498	(1,498)	100.0%
    We did not recognize any impairment charges in the second quarter of fiscal 2023. In the second quarter of fiscal 2022, we recognized $1.5 million of impairment charges on certain intangible and long-lived assets in our International segment.
Other Income (Expense)

	Three Months Ended July 31,		Increase/	Percent
	2022	2021	(Decrease)	Change
	(dollars in thousands)
Interest and other income	$873	$654	$219	33.5%
Floorplan interest expense	(245)	(350)	(105)	(30.0)%
Other interest expense	(1,349)	(1,118)	231	20.7%
    Interest and other income increased by $0.2 million in the second quarter of fiscal 2023, as compared to the second quarter of fiscal 2022, due to increased sublease rental income of facilities that were divested in January 2022. The decrease in floorplan interest expense of 30.0% was due to decreased levels of interest bearing inventory in the International segment. The increase in other interest expense was primarily due to increased fixed rate, long term debt from real estate purchases throughout fiscal 2022.
Provision for Income Taxes

	Three Months Ended July 31,		Increase/	Percent
	2022	2021	(Decrease)	Change
	(dollars in thousands)
Provision for Income Taxes	$8,191	$4,383	$3,808	86.9%
     Our effective tax rate was 24.7% and 28.0% for the three months ended July 31, 2022 and July 31, 2021, respectively, and was 25.1% and 25.6% for the six months ended July 31, 2022 and 2021, respectively. The effective tax rate for each of the six months ended July 31, 2022 and 2021 is subject to variation due to factors such as the impact of certain discrete items, mainly the vesting of share-based compensation, the mix of domestic and foreign income and recognition of a valuation allowance on certain of our foreign deferred tax assets.

Segment Results
    Certain financial information for our Agriculture, Construction and International business segments is presented below. “Shared Resources” in the table below refers to the various unallocated income/(expense) items that we have retained at the general corporate level. Revenue between segments is immaterial.

	Three Months Ended July 31,		Increase/	Percent
	2022	2021	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$348,956	$219,364	$129,592	59.1%
Construction	70,022	80,943	(10,921)	(13.5)%
International	77,565	77,323	242	0.3%
Total	$496,543	$377,630	$118,913	31.5%

Income Before Income Taxes
Agriculture	$24,895	$12,067	$12,828	106.3%
Construction	3,923	2,815	1,108	39.4%
International	5,870	430	5,440	n/m
Segment Income Before Income Taxes	34,688	15,312	19,376	126.5%
Shared Resources	(1,538)	320	(1,858)	n/m
Total	$33,150	$15,632	$17,518	112.1%
Agriculture
    Agriculture segment revenue for the second quarter of fiscal 2023 increased 59.1% compared to the second quarter of fiscal 2022. The higher revenue was driven primarily by an increase in same-store sales of 45.7% and our acquistions of Jaycox Implement and Mark's Machinery, completed in December 2021 and April 2022, respectively. The same-store sales increase was primarily driven by favorable commodity prices and higher net farm income.
    Agriculture segment income before income taxes for the second quarter of fiscal 2023 was $24.9 million compared to $12.1 million for the second quarter of fiscal 2022. The improvement in segment results was primarily the result of increased revenues and stronger equipment margins which were positively impacted by favorable end market conditions, healthy inventory, and a $2.6 million benefit recognized on the expected achievement of annual manufacturer incentive programs.
Construction
    Construction segment revenue for the second quarter of fiscal 2023 decreased 13.5% compared to the second quarter of fiscal 2022. However, after taking into account the divestiture of the Billings, Great Falls, and Missoula, Montana, and Gillette, Wyoming stores in the fourth quarter of fiscal 2022 and the first quarter of fiscal 2023 divestiture of our consumer products store in North Dakota, same-store sales in our Construction segment increased 14.9% for the second quarter of fiscal 2023, as compared to the second quarter of fiscal 2022. The driving factor of the same-store sales increase was parts, service, and rental and other which increased 18.1%, 11.7%, and 20.0%, respectively, from the second quarter of fiscal 2023, as compared to the second quarter of fiscal 2022.
    Our Construction segment income before taxes was $3.9 million for the second quarter of fiscal 2023 compared to $2.8 million in the second quarter of fiscal 2022. The improvement in segment results was primarily due to an increase in same store sales, as described above and an increase in rental fleet utilization, which led to an increase in rental gross profit margin. The dollar utilization — which is calculated by dividing the rental revenue earned on our rental fleet by the average gross carrying value of our rental fleet (comprised of original equipment costs plus additional capitalized costs) for that period — of our rental fleet increased from 26.6% in the second quarter of fiscal 2022 to 31.9% in the second quarter of fiscal 2023.
International
    International segment revenue was $77.6 million for the second quarter of fiscal 2023 compared to $77.3 million in the second quarter of fiscal 2022. While segment revenue was essentially flat, a 25% decrease in total revenue from our Ukrainian subsidiary due to the Russia-Ukraine conflict, and the significant devaluation of the Euro, the functional currency in much of our international footprint, were more than offset by a same-store sales increase of 5.9% due to many of the same macroeconomic factors as the Agriculture segment, driving an increase in equipment sales.

    Our International segment income before income taxes was $5.9 million for the second quarter of fiscal 2023 compared to segment income before income taxes of $0.4 million for the same period last year. The increase in segment pre-tax income was primarily the result of improved equipment gross profit margin and an impairment of certain intangible and fixed assets in our German subsidiary in the second quarter of fiscal 2022.
Shared Resources/Eliminations
    We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate most of these net expenses to our segments. Since these allocations are set early in the year, unallocated balances may occur. Shared Resources loss before income taxes was $1.5 million for the second quarter of fiscal 2023 compared to income before income taxes of $0.3 million for the same period last year. The lower shared resources results were driven by $0.5 million of acquisition related expenses incurred for the Heartland Companies acquisition.

Six Months Ended July 31, 2022 Compared to Six Months Ended July 31, 2021
Consolidated Results
Revenue

	Six Months Ended July 31,		Increase/	Percent
	2022	2021	(Decrease)	Change
	(dollars in thousands)
Equipment	$731,582	$548,713	$182,869	33.3%
Parts	146,255	127,942	18,313	14.3%
Service	62,887	57,379	5,508	9.6%
Rental and other	16,825	16,300	525	3.2%
Total Revenue	$957,549	$750,334	$207,215	27.6%
    Total revenue for the first six months of fiscal 2023 was up 27.6% or $207.2 million compared to the first six months of fiscal 2022, driven primarily by an increase in Company-wide same-store sales of 27.1% and our acquistions of Jaycox Implement and Mark's Machinery, completed in December 2021 and April 2022, respectively. The same-store sales increase was primarily driven by favorable commodity prices, higher net farm income and increased construction activity in our footprint.
Gross Profit

	Six Months Ended July 31,		Increase/	Percent
	2022	2021	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$97,360	$64,705	$32,655	50.5%
Parts	46,240	37,413	8,827	23.6%
Service	41,055	38,314	2,741	7.2%
Rental and other	6,738	5,563	1,175	21.1%
Total Gross Profit	$191,393	$145,995	$45,398	31.1%
Gross Profit Margin
Equipment	13.3%	11.8%	1.5%	12.7%
Parts	31.6%	29.2%	2.4%	8.2%
Service	65.3%	66.8%	(1.5)%	(2.2)%
Rental and other	40.0%	34.1%	5.9%	17.3%
Total Gross Profit Margin	20.0%	19.5%	0.5%	2.6%
Gross Profit Mix
Equipment	50.8%	44.3%	6.5%	14.7%
Parts	24.2%	25.6%	(1.4)%	(5.5)%
Service	21.5%	26.2%	(4.7)%	(17.9)%
Rental and other	3.5%	3.9%	(0.4)%	(10.3)%
Total Gross Profit Mix	100.0%	100.0%
     Gross profit increased 31.1% or $45.4 million for the first six months of fiscal 2023, as compared to the same period last year. The increase in gross profit was primarily the result of increased equipment sales and stronger equipment margins for the first six months of fiscal 2023. These higher equipment sales and margins were driven by a healthy inventory and favorable end market conditions. Higher equipment margins were also benefited from a $2.6 million benefit recognized on the expected achievement of annual manufacturer incentive programs. The overall gross profit margin increase from 19.5% to 20.0% was primarily due to stronger equipment margins and rental margins, but was partially offset due to a shift in gross profit mix to lower margin equipment sales relative to parts, service, and rental sales.
    Our Company-wide absorption rate for the first six months of fiscal 2023 increased to 85.6%, as compared to 81.0% during the same period last year, as the increase in gross profit from parts, rental, and service combined with lower floorplan interest expense more than offset the increase in operating expenses during the six month period compared to that of the prior year six month period.

Operating Expenses

	Six Months Ended July 31,		Increase/	Percent
	2022	2021	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$132,980	$113,516	$19,464	17.2%
Operating Expenses as a Percentage of Revenue	13.9%	15.1%	(1.2)%	(7.9)%
    Our operating expenses for the first six months of fiscal 2023 increased $19.5 million as compared to the first six months of fiscal 2022. The increase in operating expenses was a result of an increase in variable expenses associated with increased sales. Operating expenses as a percentage of revenue decreased to 13.9% in the first six months of fiscal 2023 from 15.1% in the first six months of fiscal 2022. The decrease in operating expenses as a percentage of total revenue was due to the increase in total revenue in the first six months of fiscal 2023, as compared to the first six months of fiscal 2022, which positively affected our ability to leverage our fixed operating costs.
Impairment Charges

	Six Months Ended July 31,		Increase/	Percent
	2022	2021	(Decrease)	Change
	(dollars in thousands)
Impairment of Intangible and Long-Lived Assets	—	1,498	(1,498)	100.0%
    We did not recognize any impairment charges in the first six months of fiscal 2023. In the first six months of fiscal 2022, we recognized $1.5 million of impairment charges on certain intangible and long-lived assets in our International segment.
Other Income (Expense)

	Six Months Ended July 31,		Increase/	Percent
	2022	2021	(Decrease)	Change
	(dollars in thousands)
Interest and other income	$1,365	$1,320	$45	3.4%
Floorplan interest expense	(499)	(768)	(269)	(35.0)%
Other interest expense	(2,545)	(2,222)	323	14.5%
     Floorplan interest expense decreased 35.0% for the first six months of fiscal 2023, as compared to the same period last year, primarily due to lower interest bearing inventory, primarily in our international segment. The increase in other interest expense in the first six months of fiscal 2023, as compared to the first six months of fiscal 2022, is the result of increased long term debt on real estate purchased during fiscal 2022 and 2023.
Provision for Income Taxes

	Six Months Ended July 31,		Increase/	Percent
	2022	2021	Decrease	Change
	(dollars in thousands)
Provision for Income Taxes	$14,235	$7,515	$6,720	89.4%
     Our effective tax rate was 25.1% for the first six months of fiscal 2023 and 25.6% for the same period last year. The effective tax rate for the six months ended July 31, 2022 and 2021 is subject to variation due to factors such as the impact of certain discrete items, mainly the vesting of share-based compensation, the mix of domestic and foreign income, recognition of a valuation allowance on certain of our foreign deferred tax assets and foreign currency gains and losses.

Segment Results
    Certain financial information for our Agriculture, Construction and International business segments is presented below. “Shared Resources” in the table below refers to the various unallocated income/(expense) items that we have retained at the general corporate level. Revenue between segments is immaterial.

	Six Months Ended July 31,		Increase/	Percent
	2022	2021	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$667,503	$448,915	$218,588	48.7%
Construction	136,986	149,550	(12,564)	(8.4)%
International	153,060	151,869	1,191	0.8%
Total	$957,549	$750,334	$207,215	27.6%

Income Before Income Taxes
Agriculture	$41,344	$23,292	$18,052	77.5%
Construction	7,132	2,953	4,179	141.5%
International	10,195	3,238	6,957	n/m
Segment Income Before Income Taxes	58,671	29,483	29,188	99.0%
Shared Resources	(1,937)	(172)	(1,765)	n/m
Total	$56,734	$29,311	$27,423	93.6%
Agriculture
    Agriculture segment revenue for the first six months of fiscal 2023 increased 48.7% compared to the same period last year. The higher revenue was driven primarily by an increase in same-store sales of 35.8% for the first six months of fiscal 2023, as compared to the same period last year as well as the acquisitions of Jaycox Implement and Mark's Machinery in December 2021 and April 2022, respectively. The same-store sales increase was driven by increased equipment demand due to higher commodity prices and higher net farm income.
    Agriculture segment income before income taxes was $41.3 million for the first six months of fiscal 2023 compared to $23.3 million over the first six months of fiscal 2022. The improvement in segment results was the result of higher equipment revenue along with higher gross profit margin on equipment driven by increased demand, healthy inventory, and a $2.6 million benefit recognized on the expected achievement of annual manufacturer incentive programs.
Construction
    Construction segment revenue for the first six months of fiscal 2023 decreased 8.4% compared to the same period last year. However, when accounting for the divestitures of the Billings, Great Falls, and Missoula, Montana and Gillette, Wyoming stores in January 2022, and the North Dakota consumer products store in March 2022, same-store sales increased 19.5%. Higher same-store sales were driven by increased construction activity throughout the footprint.
    Our Construction segment income before income taxes was $7.1 million for the first six months of fiscal 2023 compared to income before income taxes of $3.0 million for the first six months of fiscal 2022. The increase in segment results was primarily due to increased construction activity within our footprint and an increase in rental fleet utilization. The dollar utilization of our rental fleet increased from 22.9% in the first six months of fiscal 2022 to 28.6% in the first six months of fiscal 2023.
International
    International segment revenue for the first six months of fiscal 2023 increased 0.8% compared to the same period last year. Higher commodity prices are primarily driving demand for equipment sales. The increase in revenue was partially offset by a 9.0% devaluation of the Euro, the functional currency in much of our international footprint, in the first six months of fiscal 2023. The segment was also negatively impacted by a 38% decrease in revenues from our Ukrainian subsidiary due to the Russia-Ukraine conflict compared to the first six months of fiscal 2022.
    Our International segment income before income taxes was $10.2 million for the first six months of fiscal 2023 compared to income before income taxes of $3.2 million for the same period last year. The higher segment results were primarily the result and equipment gross profit margin. There were no fixed or intangible asset impairment charges recognized in the first six months of fiscal 2023 while $1.5 million was recognized in the first six months of fiscal 2022, related to the impairment of certain intangible and long-lived assets of our German subsidiary.
Shared Resources/Eliminations
    We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate most of these net expenses to our segments. Since these allocations are set early in the year, and a portion is planned to be unallocated, unallocated balances may occur. Shared Resources loss before income taxes was $1.9 million for the first six months of fiscal 2023 compared to a loss before income taxes of $0.2 million for the same period last year. The lower shared resources results were driven by $0.5 million of acquisition related expenses incurred for the Heartland Companies acquisition.

Non-GAAP Financial Measures
    To supplement net income and diluted earnings per share ("Diluted EPS"), both GAAP measures, we present adjusted net income and adjusted Diluted EPS, both non-GAAP measures, which include adjustments for items such as foreign currency remeasurement gains/losses in Ukraine and impairment charges. We believe that the presentation of adjusted net income and adjusted Diluted EPS is relevant and useful to our management and investors because it provides a measurement of earnings on activities that we consider to occur in the ordinary course of our business. Adjusted net income and adjusted Diluted EPS should be evaluated in addition to, and not considered a substitute for, or superior to, the most comparable GAAP measure. In addition, other companies may calculate these non-GAAP measures in a different manner, which may hinder comparability of our adjusted results with those of other companies.
The following tables reconcile (i) net income, a GAAP measure, to adjusted net income and (ii) Diluted EPS, a GAAP measure, to adjusted Diluted EPS:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
	(dollars in thousands, except per share data)
Adjusted Net Income
Net Income	$24,959	$11,249	$42,499	$21,796
Adjustments
Impairment charges	—	1,498	—	1,498
Ukraine remeasurement (gain) / loss (1)	21	(53)	315	(183)
Total Pre-Tax Adjustments	21	1,445	315	1,315
Adjusted Net Income	$24,980	$12,694	$42,814	$23,111

Adjusted Diluted EPS
Diluted EPS	$1.10	$0.50	$1.88	$0.97
Adjustments (2)
Impairment charges	—	0.07	—	0.07
Ukraine remeasurement (gain) / loss (1)	—	(0.01)	0.01	(0.01)
Total Pre-Tax Adjustments	—	0.06	0.01	0.06
Adjusted Diluted EPS	$1.10	$0.56	$1.89	$1.03

(1) Due to the income tax valuation allowance on the Ukrainian and German subsidiaries, there are no tax adjustments of the Ukraine remeasurement (gain)/loss for the periods ended July 31, 2022 and 2021 or the impairment charge for the period ended July 31, 2021.
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
Equipment Inventory and Floorplan Payable Credit Facilities
    As of July 31, 2022, the Company had floorplan payable lines of credit for equipment purchases totaling $743.0 million, which is primarily comprised of a $450.0 million credit facility with CNH Industrial, a $185.0 million floorplan payable line under the Bank Syndicate Agreement, and a $50.0 million credit facility with DLL Finance.
    Our equipment inventory turnover increased from 2.7 times for the rolling 12 month period ended July 31, 2021 to 3.6 times for the rolling 12 month period ended July 31, 2022. The increase in equipment turnover was attributable to an increase in equipment sales over the rolling 12 month period ended July 31, 2022 as compared to the same period ended July 31, 2021. Our equity in equipment inventory, which reflects the portion of our equipment inventory balance that is not financed by floorplan payables, decreased to 38.3% as of July 31, 2022 from 58.2% as of January 31, 2022. The decrease was primarily due to drawing on our floorplan loan with the Bank Syndicate, in anticipation of the Heartland acquisition.
Adequacy of Capital Resources
    Our primary uses of cash have been to fund our operating activities, including the purchase of inventories and providing for other working capital needs, meeting our debt service requirements, making payments due under our various leasing arrangements, and funding capital expenditures, including rental fleet assets, and funding acquisitions. Based on our current operational performance and taking into account the use of cash to pay the purchase price on the Heartland acquisition, we believe our cash flow from operations, available cash and available borrowing capacity under our existing credit facilities will adequately provide for our liquidity needs for, at a minimum, the next 12 months.
    As of July 31, 2022, we were in compliance with the financial covenants under our CNH Industrial and DLL Finance credit agreements and we were not subject to the fixed charge coverage ratio covenant under the Bank Syndicate Agreement as our adjusted excess availability plus eligible cash collateral (as defined therein) was not less than 15% of the lesser of (i) aggregate borrowing base and (ii) maximum credit amount as of July 31, 2022. While not expected to occur, if anticipated operating results were to create the likelihood of a future covenant violation, we would expect to work with our lenders on an appropriate modification or amendment to our financing arrangements.
Cash Flow
Cash Flow Provided by (Used for) Operating Activities
    Net cash used for operating activities was $21.0 million for the first six months of fiscal 2023, compared to net cash provided by operating activities of $28.6 million for the first six months of fiscal 2022. The change in net cash provided by (used for) operating activities is primarily the result of an increase in inventories partially offset by an increase in non-interest bearing floorplan lines of credit from manufacturers and higher net income for the first six months of fiscal 2023.
Cash Flow Used for Investing Activities
    Net cash used for investing activities was $20.7 million for the first six months of fiscal 2023, compared to $19.4 million for the first six months of fiscal 2022. The increase in cash used for investing activities was primarily the result of the business acquisition of Mark's Machinery in the first six months of fiscal 2023.
Cash Flow Provided by (Used for) Financing Activities
    Net cash provided by financing activities was $39.6 million for the first six months of fiscal 2023 compared to cash used for financing activities of $22.4 million for the first six months of fiscal 2022. The increase in cash provided by financing activities was primarily the result of increased non-manufactured floorplan payables in the first six months of fiscal 2023, as the Company drew on its Bank Syndicate floorplan loan in anticipation of the August 2022 acquisition of the Heartland Companies, compared to last year.
Information Concerning Off-Balance Sheet Arrangements
    As of July 31, 2022, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Therefore, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
FORWARD-LOOKING STATEMENTS
    The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Forward-looking statements are contained in this Quarterly Report on Form 10-Q, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in our Annual Report on Form 10-K for the year ended January 31, 2022, and in other materials filed by the Company with the Securities and Exchange Commission (and included in oral statements or other written statements made by the Company).
    Forward-looking statements are statements based on future expectations and specifically may include, among other things, statements relating to our expectations regarding the performance of our Ukrainian subsidiary within our International segment, the impact of farm income levels on customer demand for agricultural equipment and services, the impact of the COVID-19 pandemic on our business, the effectiveness of our new ERP system and the timing of the phased roll-out of the ERP system to the Company's domestic locations, the general market conditions of the agricultural and construction industries, equipment inventory levels, and our primary liquidity sources, and the adequacy of our capital resources. Any statements that are not based upon historical facts, including the outcome of events that have not yet occurred and our expectations for future performance, are forward-looking statements. The words “potential,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” “plan,” “anticipate,” and similar words and expressions are intended to identify forward-looking statements. These statements are based upon the current beliefs and expectations of our management. These forward-looking statements involve important risks and uncertainties that could significantly affect anticipated results or outcomes in the future and, accordingly, actual results or outcomes may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, the impact of the Russia -Ukraine conflict on our Ukrainian subsidiary, our ability to successfully integrate and realize growth opportunities and synergies in connection with the Heartland acquisition, the risk that we assume unforeseen or other liabilities in connection with the Heartland acquisition and the impact of those conditions and obligations imposed on us under the new CaseIH dealer agreements for the commercial application equipment business, our substantial dependence on CNH Industrial, including CNH Industrial's ability to design, manufacture and allocate inventory to our stores in quantities necessary to satisfy our customer's demands, the duration, scope and impact of the COVID-19 pandemic on the Company's operations and business, including the disruption of supply chains and associated impacts on the Company's supply vendors, adverse market conditions in the agricultural and construction equipment industries, and those matters identified and discussed under the section titled “Risk Factors” in our Annual Report on Form 10-K. In addition to those matters, there may exist additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that may materially adversely affect our business, financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    We are exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates.
Interest Rate Risk
    Exposure to changes in interest rates results from borrowing activities used to fund operations. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. We have both fixed and floating rate financing. Some of our floating rate credit facilities contain minimum rates of interest to be charged. Based upon our interest-bearing balances and interest rates as of July 31, 2022, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $0.6 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $0.6 million. At July 31, 2022, we had floorplan payables of $274.2 million, of which approximately $63.5 million was variable-rate floorplan payable and $210.7 million was non-interest bearing. In addition, at July 31, 2022, we had total long-term debt, including finance lease obligations, of $94.8 million, all of which was fixed rate debt.
Foreign Currency Exchange Rate Risk
    Our foreign currency exposures arise as the result of our foreign operations. We are exposed to transactional foreign currency exchange rate risk through our foreign entities’ holding assets and liabilities denominated in currencies other than their functional currency. In addition, the Company is exposed to foreign currency transaction risk as a result of certain intercompany financing transactions. The Company attempts to manage its transactional foreign currency exchange rate risk through the use of derivative financial instruments, primarily foreign exchange forward contracts, or through natural hedging instruments. Based upon balances and exchange rates as of July 31, 2022, holding other variables constant, we believe that a hypothetical 10% increase or decrease in all applicable foreign exchange rates would not have a material impact on our results of operations or cash flows. As of July 31, 2022, our Ukrainian subsidiary had $0.3 million of net monetary assets denominated in Ukrainian hryvnia ("UAH"). We have attempted to minimize our net monetary asset position in Ukraine through reducing overall asset levels in Ukraine and at times through borrowing in UAH which serves as a natural hedging instrument offsetting our net UAH denominated assets. Many of the currency and payment controls the National Bank of Ukraine imposed in February 2022, have been relaxed, making it more practicable to manage our UAH exposure. However, the continuation of the Russia/Ukraine conflict could lead to more significant UAH devaluations, similar to the 24% devaluation that occurred in July 2022, or more stringent payment controls in the future. The inability to fully manage our net monetary asset position and continued UAH devaluations for an extended period of time, could have a significant adverse impact on our results of operations and cash flows.
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

EXHIBIT INDEX
TITAN MACHINERY INC.
FORM 10-Q

No.	Description

2.1	Amendment No. 1 to Securities Purchase Agreement, dated as of July 28, 2022, by and among Titan Machinery Inc.; Heartland Agriculture, LLC; Gordon Glade, Jeff Keller, Robert Caldwell and Michael Stopkotte; Michael Anderson, Barb Anderson, David Clare, Scott Reins, Shawn Sterling, The Constance Kent Revocable Trust and Lenco Enterprises, LLC; and Robert Caldwell, solely in his capacity as Seller Representative.

2.2
Amendment No. 1 to Securities Purchase Agreement, dated as of July 29, 2022, by and among Titan Machinery Inc.; Heartland Leverage Lender, LLC; Gordon Glade, Jeff Keller and Robert Caldwell; and Robert Caldwell, solely in his capacity as Seller Representative.

10.1	Amendment, dated August 1, 2022, to the Amended and Restated Wholesale Floor Plan Credit Facility and Security Agreement, dated November 13, 2007, by and between Titan Machinery Inc. and CNH Industrial Capital America LLC

10.2	Agreement to Grant Commercial Application Equipment Distribution Rights, dated as of August 1, 2022, by and between CNH Industrial America LLC and Titan Machinery Inc.

10.3	Form of CaseIH Agriculture Equipment Sales and Service Agreement between CNH Industrial America LLC and Titan Machinery Inc.

10.4	Revision 1 to the Case IH Agricultural Equipment Sales and Service Agreement between CNH Industrial America LLC and Titan Machinery Inc.

10.5	Joinder to Third Amended and Restated Credit Agreement, dated as of August 31, 2022, by and among Titan Machinery Inc., Heartland Agriculture, LLC, Heartland Ag Kansas, LLC and Bank of America, N.A.

10.6	Joinder to Third Amended and Restated Guaranty and Security Agreement, dated as of August 31, 2022, by and among Titan Machinery Inc., Heartland Agriculture, LLC, Heartland Ag Kansas, LLC and Bank of America, N.A.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended July 31, 2022, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	September 8, 2022
TITAN MACHINERY INC.

		By	/s/ Mark Kalvoda
Mark Kalvoda
Chief Financial Officer
(Principal Financial Officer)