Form 10-Q
period 2022-10-31
Titan Machinery Inc.
filed 2022-12-08
CIK 1409171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022
OR

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

As of December 1, 2022, 22,706,865 shares of Common Stock, $0.00001 par value, of the registrant were outstanding.

TITAN MACHINERY INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)

	October 31, 2022	January 31, 2022

Assets
Current Assets
Cash	$45,852	$146,149
Receivables, net of allowance for expected credit losses	111,849	94,287
Inventories, net	630,377	421,758
Prepaid expenses and other	15,625	28,135
Total current assets	803,703	690,329
Noncurrent Assets
Property and equipment, net of accumulated depreciation	215,954	178,243
Operating lease assets	52,091	56,150
Deferred income taxes	2,937	1,328
Goodwill	32,022	8,952
Intangible assets, net of accumulated amortization	16,852	10,624
Other	1,211	1,041
Total noncurrent assets	321,067	256,338
Total Assets	$1,124,770	$946,667

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$43,338	$25,644
Floorplan payable	273,083	135,415
Current maturities of long-term debt	6,895	5,876
Current operating lease liabilities	9,671	9,601
Deferred revenue	56,812	134,146
Accrued expenses and other	56,980	59,339
Income taxes payable	15,918	4,700
Total current liabilities	462,697	374,721
Long-Term Liabilities
Long-term debt, less current maturities	91,055	74,772
Operating lease liabilities	50,737	55,595
Deferred income taxes	1,974	2,006
Other long-term liabilities	7,020	4,374
Total long-term liabilities	150,786	136,747
Commitments and Contingencies (Note 15)
Stockholders' Equity
Common stock, par value $.00001 per share, 45,000 shares authorized; 22,707 shares issued and outstanding at October 31, 2022; 22,588 shares issued and outstanding at January 31, 2022	—	—
Additional paid-in-capital	256,073	254,455
Retained earnings	266,672	182,916
Accumulated other comprehensive loss	(11,458)	(2,172)
Total stockholders' equity	511,287	435,199
Total Liabilities and Stockholders' Equity	$1,124,770	$946,667
 See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Revenue
Equipment	$508,996	$329,814	$1,240,579	$878,528
Parts	108,719	80,521	254,974	208,464
Service	38,960	32,026	101,847	89,405
Rental and other	12,098	11,614	28,923	27,914
Total Revenue	668,773	453,975	1,626,323	1,204,311
Cost of Revenue
Equipment	436,156	288,576	1,070,378	772,584
Parts	72,146	55,654	172,162	146,184
Service	13,456	10,249	35,288	29,314
Rental and other	7,435	7,016	17,522	17,754
Total Cost of Revenue	529,193	361,495	1,295,350	965,836
Gross Profit	139,580	92,480	330,973	238,475
Operating Expenses	84,861	62,943	217,841	176,460
Impairment of Intangible and Long-Lived Assets	—	—	—	1,498
Income from Operations	54,719	29,537	113,132	60,517
Other Income (Expense)
Interest and other income	1,804	616	3,169	1,935
Floorplan interest expense	(588)	(259)	(1,087)	(1,027)
Other interest expense	(1,257)	(1,071)	(3,802)	(3,292)
Income Before Income Taxes	54,678	28,823	111,412	58,133
Provision for Income Taxes	13,421	7,007	27,656	14,521
Net Income	$41,257	$21,816	$83,756	$43,612

Earnings per Share:
Basic	$1.82	$0.97	$3.70	$1.93
Diluted	$1.82	$0.97	$3.70	$1.93

Weighted Average Common Shares:
Basic	22,393	22,213	22,365	22,228
Diluted	22,399	22,222	22,372	22,238

See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Net Income	$41,257	$21,816	$83,756	$43,612
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(5,132)	(744)	(9,285)	(2,185)
Comprehensive Income	$36,125	$21,072	$74,471	$41,427

See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares Outstanding	Amount
BALANCE, January 31, 2022	22,588	$—	$254,455	$182,916	$(2,172)	$435,199
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	(19)	—	(685)	—	—	(685)
Stock-based compensation expense	—	—	620	—	—	620
Net income	—	—	—	17,540	—	17,540
Other comprehensive loss	—	—	—	—	(1,191)	(1,191)
BALANCE, April 30, 2022	22,569	$—	$254,390	$200,456	$(3,363)	$451,483
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	126	—	(5)	—	—	(5)
Stock-based compensation expense	—	—	803	—	—	803
Net income	—	—	—	24,959	—	24,959
Other comprehensive loss	—	—	—	—	(2,963)	(2,963)
BALANCE, July 31, 2022	22,695	—	255,188	225,415	(6,326)	474,277
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	12	—	—	—	—	—
Stock-based compensation expense	—	—	885	—	—	885
Net income	—	—	—	41,257	—	41,257
Other comprehensive loss	—	—	—	—	(5,132)	(5,132)
BALANCE, October 31, 2022	22,707	$—	$256,073	$266,672	$(11,458)	$511,287

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares Outstanding	Amount
BALANCE, January 31, 2021	22,553	$—	$252,913	$116,869	$1,499	$371,281
Common stock issued on grant of restricted stock and exercise of stock options, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	(33)	—	(975)	—	—	(975)
Stock-based compensation expense	—	—	609	—	—	609
Net income	—	—	—	10,547	—	10,547
Other comprehensive loss	—	—	—	—	(2,379)	(2,379)
BALANCE, April 30, 2021	22,520	$—	$252,547	$127,416	$(880)	$379,083
Common stock issued on grant of restricted stock and exercise of stock options, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	76	—	(2)	—	—	(2)
Stock-based compensation expense	—	—	584	—	—	584
Net income	—	—	—	11,249	—	11,249
Other comprehensive income	—	—	—	—	938	938
BALANCE, July 31, 2021	22,596	—	253,129	138,665	58	391,852
Common stock issued on grant of restricted stock and exercise of stock options, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	(4)	—	(4)	—	—	(4)
Stock-based compensation expense	—	—	657	—	—	657
Net income	—	—	—	21,816	—	21,816
Other comprehensive income	—	—	—	—	(744)	(744)
BALANCE, October 31, 2021	22,592	$—	$253,782	$160,482	$(686)	$413,578

See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended October 31,
	2022	2021
Operating Activities
Net income	$83,756	$43,612
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	18,356	16,336
Impairment of intangible and long-lived assets	—	1,498
Deferred income taxes	(1,835)	(3,116)
Stock-based compensation expense	2,308	1,850
Noncash interest expense	182	163
Other, net	7,072	8,248
Changes in assets and liabilities, net of effects of acquisitions
Receivables, prepaid expenses and other assets	168	(18,463)
Inventories	(115,734)	3,181
Manufacturer floorplan payable	78,972	45,801
Deferred revenue	(83,029)	(35,894)
Accounts payable, accrued expenses and other and other long-term liabilities	2,650	9,059
Net Cash Provided by (Used for) Operating Activities	(7,134)	72,275
Investing Activities
Rental fleet purchases	(8,601)	(12,159)
Property and equipment purchases (excluding rental fleet)	(16,829)	(17,534)
Proceeds from sale of property and equipment	2,110	667
Acquisition consideration, net of cash acquired	(100,471)	—
Other, net	(176)	20
Net Cash Used for Investing Activities	(123,967)	(29,006)
Financing Activities
Net change in non-manufacturer floorplan payable	32,212	(30,104)
Proceeds from long-term debt borrowings	8,415	6,380
Principal payments on long-term debt and finance leases	(5,596)	(6,593)
Payment of debt issuance costs	—	—
Other, net	(698)	(998)
Net Cash Provided by (Used for) Financing Activities	34,333	(31,315)
Effect of Exchange Rate Changes on Cash	(3,529)	(404)
Net Change in Cash	(100,297)	11,550
Cash at Beginning of Period	146,149	78,990
Cash at End of Period	$45,852	$90,540
Supplemental Disclosures of Cash Flow Information
Cash paid during the period
Income taxes, net of refunds	$15,711	$22,130
Interest	$4,595	$4,091
Supplemental Disclosures of Noncash Investing and Financing Activities
Net property and equipment financed with long-term debt, finance leases, accounts payable and accrued liabilities	$5,436	$15,795
Long-term debt to acquire finance leases	$7,119	$7,761
Net transfer of assets from (to) property and equipment to (from) inventories	$(4,686)	$2,168

See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
    The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The quarterly operating results for Titan Machinery Inc. (the “Company”) are subject to fluctuation due to varying weather patterns, which may impact the timing and amount of equipment purchases, rentals, and after-sales parts and service purchases by the Company’s agriculture, construction and international customers. Therefore, operating results for the nine-months ended October 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2023. The information contained in the consolidated balance sheet as of January 31, 2022 was derived from the audited consolidated financial statements of the Company for the fiscal year then ended. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2022 as filed with the SEC.
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
Russia/Ukraine Geopolitical Conflict
In February, 2022, the ongoing Russia/Ukraine conflict significantly intensified, and the sustained conflict and disruption in the region is ongoing. Titan Machinery Ukraine, LLC ("Titan Machinery Ukraine"), the Company's wholly owned Ukrainian subsidiary, has ten locations throughout Ukraine primarily in western and central Ukraine. The conflict has caused disruptions in our Ukrainian operations, with our revenues for the three months and nine months ended October 31, 2022 down 40.7% and 38.8%, respectively, from the prior year periods. These disruptions have not been material to the Company's consolidated financial statements. However, if the conflict intensifies in western and central Ukraine, it could significantly increase the adverse effect on the Company in future periods.
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

NOTE 2 - EARNINGS PER SHARE
    The following table sets forth the calculation of basic and diluted earnings per share (EPS):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
	(in thousands, except per share data)
Numerator:
Net income	$41,257	$21,816	$83,756	$43,612
Allocation to participating securities	(563)	(309)	(1,039)	(655)
Net income attributable to Titan Machinery Inc. common stockholders	$40,694	$21,507	$82,717	$42,957
Denominator:
Basic weighted-average common shares outstanding	22,393	22,213	22,365	22,228
Plus: incremental shares from vesting of restricted stock units	6	9	7	10
Diluted weighted-average common shares outstanding	22,399	22,222	22,372	22,238

Earnings Per Share:
Basic	$1.82	$0.97	$3.70	$1.93
Diluted	$1.82	$0.97	$3.70	$1.93

NOTE 3 - REVENUE
    Revenues are recognized when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration we expect to collect in exchange for those goods or services. Sales, value added and other taxes collected from our customers concurrent with our revenue activities are excluded from revenue.
    The following tables present our revenue disaggregated by revenue source and segment:

	Three Months Ended October 31, 2022				Nine Months Ended October 31, 2022
	Agriculture	Construction	International	Total	Agriculture	Construction	International	Total
	(in thousands)				(in thousands)
Equipment	$380,007	$56,534	$72,455	$508,996	$901,574	$143,536	$195,469	$1,240,579
Parts	81,420	13,350	13,949	108,719	178,474	37,229	39,271	254,974
Service	29,831	6,807	2,322	38,960	76,514	18,932	6,401	101,847
Other	1,201	639	89	1,929	2,881	1,441	540	4,862
Revenue from contracts with customers	492,459	77,330	88,815	658,604	1,159,443	201,138	241,681	1,602,262
Rental	865	9,073	231	10,169	1,386	22,251	424	24,061
Total revenues	$493,324	$86,403	$89,046	$668,773	$1,160,829	$223,389	$242,105	$1,626,323

	Three Months Ended October 31, 2021				Nine Months Ended October 31, 2021
	Agriculture	Construction	International	Total	Agriculture	Construction	International	Total
	(in thousands)				(in thousands)
Equipment	$205,230	$49,679	$74,905	$329,814	$530,895	$148,511	$199,122	$878,528
Parts	52,090	13,413	15,018	80,521	132,515	37,449	38,500	208,464
Service	23,003	6,819	2,204	32,026	63,908	19,773	5,724	89,405
Other	824	622	132	1,578	2,301	1,477	413	4,191
Revenue from contracts with customers	281,147	70,533	92,259	443,939	729,619	207,210	243,759	1,180,588
Rental	359	9,202	475	10,036	803	22,076	844	23,723
Total revenues	$281,506	$79,735	$92,734	$453,975	$730,422	$229,286	$244,603	$1,204,311

Unbilled Receivables and Deferred Revenue
    Unbilled receivables from contracts with customers amounted to $26.8 million and $17.1 million as of October 31, 2022 and January 31, 2022, respectively. This increase in unbilled receivables is primarily the result of a seasonal increase in the volume of our service transactions in which we recognize revenue as our work is performed and prior to customer invoicing.
    Deferred revenue from contracts with customers amounted to $55.8 million and $132.2 million as of October 31, 2022 and January 31, 2022, respectively. Our deferred revenue most often increases in the fourth quarter of each fiscal year due to a higher level of customer down payments or prepayments and longer time periods between customer payment and delivery of the equipment asset, and the related recognition of equipment revenue, prior to its seasonal use. During the nine months ended October 31, 2022 and 2021, the Company recognized $126.3 million and $55.8 million, respectively, of revenue that was included in the deferred revenue balance as of January 31, 2022 and January 31, 2021, respectively. No material amount of revenue was recognized during the nine months ended October 31, 2022 or 2021 from performance obligations satisfied in previous periods.
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

	October 31, 2022	January 31, 2022
	(in thousands)
Trade and unbilled receivables from contracts with customers
Trade receivables due from customers	$49,856	$30,041
Unbilled receivables	26,830	17,129
Less allowance for expected credit losses	2,814	1,979
	73,872	45,191

Trade receivables due from finance companies	15,976	17,937

Trade and unbilled receivables from rental contracts
Trade receivables	4,175	3,055
Unbilled receivables	884	538
Less allowance for expected credit losses	300	469
	4,759	3,124
Other receivables
Due from manufacturers	16,736	22,979
Other	506	5,056
	17,242	28,035
Receivables, net of allowance for expected credit losses	$111,849	$94,287

    Following is a summary of allowance for credit losses on trade and unbilled accounts receivable by segment:

	Agriculture	Construction	International	Total
	(in thousands)
Balance at January 31, 2022	$244	$193	$1,542	$1,979
Current expected credit loss provision	47	74	1,036	1,157
Write-offs charged against allowance	41	147	148	336
Credit loss recoveries collected	24	9	—	33
Acquisition	94	—	—	94
Foreign exchange impact	—	—	(113)	(113)
Balance at October 31, 2022	$368	$129	$2,317	$2,814

	Agriculture	Construction	International	Total
	(in thousands)
Balance at January 31, 2021	$228	$1,074	$1,690	$2,992
Current expected credit loss provision (benefit)	109	144	(235)	18
Write-offs charged against allowance	135	177	65	377
Credit loss recoveries collected	9	8	—	17
Foreign exchange impact	—	—	(50)	(50)
Balance at October 31, 2021	$211	$1,049	$1,340	$2,600
    The increase in the credit loss provision in the International segment, during the nine months ended October 31, 2022, was driven by a $0.8 million bad debt provision placed on the accounts receivables due from customers of Titan Machinery Ukraine, primarily due to the ongoing Russia-Ukraine conflict.
The following table presents impairment losses (recoveries) on receivables arising from sales contracts with customers and receivables arising from rental contracts:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
	(in thousands)
Impairment losses (recoveries) on:
Receivables from sales contracts	$197	$20	$1,196	$340
Receivables from rental contracts	49	54	81	24
	$246	$74	$1,277	$364
NOTE 5 - INVENTORIES

	October 31, 2022	January 31, 2022
	(in thousands)
New equipment	$345,689	$195,775
Used equipment	128,521	128,047
Parts and attachments	150,308	95,890
Work in process	5,859	2,046
	$630,377	$421,758

NOTE 6 - PROPERTY AND EQUIPMENT

	October 31, 2022	January 31, 2022
	(in thousands)
Rental fleet equipment	$77,676	$65,117
Machinery and equipment	26,221	22,819
Vehicles	74,568	58,650
Furniture and fixtures	52,864	50,228
Land, buildings, and leasehold improvements	139,688	123,323
	371,017	320,137
Less accumulated depreciation	155,063	141,894
	$215,954	$178,243
    The Company includes depreciation expense related to its rental fleet and its trucking fleet, for hauling equipment, in Cost of Revenue, which was $2.6 million and $2.6 million for the three months ended October 31, 2022 and 2021, and $6.0 million and $6.4 million for the nine months ended October 31, 2022 and 2021, respectively. All other depreciation expense is included in Operating Expenses, which was $4.2 million and $2.9 million for the three months ended October 31, 2022 and 2021 and $11.3 million and $8.9 million for the nine months ended October 31, 2022 and 2021, respectively.
    The Company reviews its long-lived assets for potential impairment whenever events or circumstances indicate that the carrying value of the long-lived asset (or asset group) may not be recoverable. During the three months ended October 31, 2022, the Company identified one such asset group in the Construction segment, and performed an impairment test, and concluded that no impairment was present, thus the Company did not recognize any impairment for the three and nine months ended October 31, 2022. The Company recognized impairment of long-lived assets of $0.4 million in its International segment for the nine months ended October 31, 2021.

NOTE 7 - INTANGIBLE ASSETS AND GOODWILL
Finite-Lived Intangible Assets
The Company's finite-lived intangible assets consist of customer relationships and covenants not to compete. The following is a summary of intangible assets with finite lives as of October 31, 2022 and January 31, 2022.

	October 31, 2022			January 31, 2022
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)			(in thousands)
Customer relationships	$5,338	$(393)	$4,945	$497	$(252)	$245
Covenants not to compete	1,025	(168)	857	250	(79)	171
	$6,363	$(561)	$5,802	$747	$(331)	$416
The Company acquired intangible assets with finite lives, consisting of customer relationships totaling $5.0 million with a weighted-average amortization period of 5.0 years and covenants not to compete totaling $0.8 million with a weighted-average amortization period of 5.0 years, as part of the business combinations completed during the period ended October 31, 2022. The Company acquired intangible assets with finite lives, consisting of customer relationships totaling $0.2 million and covenants not to compete totaling $0.1 million for the year ended January 31, 2022.
Future amortization expense, as of October 31, 2022, is expected to be as follows:

Fiscal Year Ended January 31,	Amount
(in thousands)
2023 (remainder)	$321
2024	1,273
2025	1,248
2026	1,206
2027	1,180
Thereafter	574
$5,802
Indefinite-Lived Intangible Assets
    The Company's indefinite-lived intangible assets consist of distribution rights assets. The following is a summary of the changes in indefinite-lived intangible assets, by segment, for the nine months ended October 31, 2022:

	Agriculture	Construction	Total
	(in thousands)
January 31, 2022	$10,136	$72	$10,208
Arising from business combinations	842	—	842
October 31, 2022	$10,978	$72	$11,050
Goodwill
    The following presents changes in the carrying amount of goodwill, by segment, for the nine months ended October 31, 2022:

	Agriculture	Total
	(in thousands)
January 31, 2022	$8,952	$8,952
Arising from business combinations	23,070	23,070
October 31, 2022	$32,022	$32,022

NOTE 8 - FLOORPLAN PAYABLE/LINES OF CREDIT
    On October 31, 2022, the Company entered into Amendment No. 2 to the Third Amended and Restated Credit Agreement ("the Bank Syndicate Agreement") to replace the reference rate from LIBOR to the secured overnight financing rate (SOFR) and to add the Heartland Companies as borrowers. The Company elects at the time of any advance to choose a Base Rate Loan or a SOFR Rate Loan. The SOFR Rate is based upon one-month, three-month, or six-month SOFR, as chosen by the Company, plus an applicable margin of 11.4 basis points for one-month, 26.2 basis points for three-month, and 42.8 basis points for six-month loans. In no event shall the SOFR Rate be less than zero. The Base Rate is the greater of (a) the prime rate of interest announced, from time to time, by Bank of America plus applicable margin; (b) the Federal Funds Rate plus 50.0 basis points plus applicable margin, or one-month SOFR plus 100.0 basis points plus applicable margin plus 11.4 basis points. The applicable margin for Base Rate loans remains unchanged from prior versions of the agreement and is based on excess availability under the Bank Syndicate Agreement and ranges from .5% to 1.0%.
As of October 31, 2022, the Company had floorplan lines of credit totaling $777.0 million, which is primarily comprised of three floorplan lines of credit: (i) a $500.0 million credit facility with CNH Industrial (amended as of August 1, 2022, to increase the total available domestic limit to $410 million and overall limit to $500 million), (ii) a $185.0 million line of credit under the Bank Syndicate Agreement, and (iii) a $50.0 million credit facility with DLL Finance LLC.
The Company's outstanding balances of floorplan lines of credit as of October 31, 2022 and January 31, 2022, consisted of the following:

	October 31, 2022	January 31, 2022
	(in thousands)
CNH Industrial	$161,837	$94,054
Bank Syndicate Agreement Floorplan Loan	45,000	—
DLL Finance	9,629	8,558
Other outstanding balances with manufacturers and non-manufacturers	56,617	32,803
	$273,083	$135,415
    As of October 31, 2022, the interest bearing U.S. floorplan payables were primarily on the Bank Syndicate Agreement Loan with a variable interest rate of 4.62%. As of January 31, 2022, generally all U.S. floorplan payables were non-interest bearing. As of October 31, 2022, foreign floorplan payables carried various interest rates primarily ranging from 2.09% to 4.15%, compared to a range of 1.40% to 6.11% as of January 31, 2022. The Company had non-interest bearing floorplan payables of $211.4 million and $106.8 million, on October 31, 2022 and January 31, 2022, respectively.
NOTE 9 - LONG TERM DEBT
    The following is a summary of long-term debt as of October 31, 2022 and January 31, 2022:

Description	Maturity Dates	Interest Rates	October 31, 2022	January 31, 2022
			(in thousands)
Mortgage loans, secured	Various through May 2039	2.1% to 5.1%	$69,144	$57,801
Sale-leaseback financing obligations	Various through December 2030	3.4% to 10.3%	11,541	12,382
Vehicle loans, secured	Various through September 2027	2.1% to 4.3%	12,674	10,465
Other	Various through July 2039	3.6%	4,591	—
Total debt			97,950	80,648
Less: current maturities			6,895	5,876
Long-term debt, net			$91,055	$74,772

NOTE 10 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
    The following is a summary of the changes in accumulated other comprehensive income (loss), by component, for the nine month periods ended October 31, 2022 and October 31, 2021:

	Foreign Currency Translation Adjustment	Net Investment Hedging Gain	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, January 31, 2022	$(4,883)	$2,711	$(2,172)
Other comprehensive loss	(1,191)	—	(1,191)
Balance, April 30, 2022	(6,074)	2,711	(3,363)
Other comprehensive loss	(2,963)	—	(2,963)
Balance, July 31, 2022	$(9,037)	$2,711	$(6,326)
Other comprehensive loss	(5,132)		(5,132)
Balance, October 31, 2022	$(14,169)	$2,711	$(11,458)

	Foreign Currency Translation Adjustment	Net Investment Hedging Gain	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, January 31, 2021	$(1,212)	$2,711	$1,499
Other comprehensive loss	(2,379)	—	(2,379)
Balance, April 30, 2021	(3,591)	2,711	(880)
Other comprehensive income	938	—	938
Balance, July 31, 2021	$(2,653)	$2,711	$58
Other comprehensive loss	(744)	—	(744)
Balance, October 31, 2021	$(3,397)	$2,711	$(686)
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

    The components of lease expense were as follows:

		Three Months Ended October 31,		Nine Months Ended October 31,
	Classification	2022	2021	2022	2021
		(in thousands)		(in thousands)
Finance lease cost:
Amortization of leased assets	Operating expenses	$231	$227	$645	$915
Interest on lease liabilities	Other interest expense	48	49	137	201
Operating lease cost	Operating expenses and rental and other cost of revenue	3,424	3,632	10,062	11,132
Short-term lease cost	Operating expenses	—	66	71	198
Variable lease cost	Operating expenses	501	502	1,519	1,755
Sublease income	Interest and other income	(358)	(226)	(1,087)	(643)
		$3,846	$4,250	$11,347	$13,558
    Right-of-use lease assets and lease liabilities consist of the following:

	Classification	October 31, 2022	January 31, 2022
		(in thousands)
Assets
Operating lease assets	Operating lease assets	$52,091	$56,150
Finance lease assets(a)	Property and equipment, net of accumulated depreciation	2,440	9,045
Total leased assets		$54,531	$65,195
Liabilities
Current
Operating	Current operating lease liabilities	$9,671	$9,601
Finance	Accrued expenses and other	623	7,466
Noncurrent
Operating	Operating lease liabilities	50,737	55,595
Finance	Other long-term liabilities	2,144	1,518
Total lease liabilities		$63,175	$74,180

(a)Finance lease assets are recorded net of accumulated amortization of $1.3 million as of October 31, 2022 and $1.7 million as of January 31, 2022.
    Maturities of lease liabilities as of October 31, 2022 are as follows:

	Operating	Finance
	Leases	Leases	Total
Fiscal Year Ended January 31,	(in thousands)
2023 (remainder)	$3,285	$214	$3,499
2024	12,760	776	13,536
2025	12,393	727	13,120
2026	11,881	589	12,470
2027	11,220	458	11,678
2028	9,697	317	10,014
Thereafter	10,781	343	11,124
Total lease payments	72,017	3,424	75,441
Less: Interest	11,609	657	12,266
Present value of lease liabilities	$60,408	$2,767	$63,175
    The weighted-average lease term and discount rate as of October 31, 2022 are as follows:

October 31, 2022
Weighted-average remaining lease term (years):
Operating leases	5.9
Financing leases	4.8
Weighted-average discount rate:
Operating leases	6.0%
Financing leases	7.9%

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
    Revenue generated from leasing activities is disclosed, by segment, in Note 3. The following is the balance of our dedicated rental fleet assets, included in Property and equipment, net of accumulated depreciation in the condensed consolidated balance sheet, of our Construction segment as of October 31, 2022 and January 31, 2022:

	October 31, 2022	January 31, 2022
	(in thousands)
Rental fleet equipment	$77,676	$65,117
Less accumulated depreciation	26,791	23,501
	$50,885	$41,616
NOTE 12 - FAIR VALUE MEASUREMENTS
    As of October 31, 2022 the fair value of the Company's foreign currency contracts, which are either assets or liabilities measured at fair value on a recurring basis, was not material. These foreign currency contracts were valued using a discounted cash flow analysis, which is an income approach, utilizing readily observable market data as inputs, which is classified as a Level 2 fair value measurement.
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
    The Company also has financial instruments that are not recorded at fair value in the consolidated balance sheets, including cash, receivables, payables and long-term debt. The carrying amounts of these financial instruments approximated their fair values as of October 31, 2022 and January 31, 2022. Fair value of these financial instruments was estimated based on Level 2 fair value inputs. The estimated fair value of the Company's Level 2 long-term debt, which is provided for disclosure purposes only, is as follows:

	October 31, 2022	January 31, 2022
	(in thousands)
Carrying amount	$80,182	$63,237
Fair value	$70,702	$68,267

NOTE 13 - INCOME TAXES
    Our effective tax rate was 24.5% and 24.3% for the three months ended October 31, 2022 and 2021, respectively and was 24.8% and 25.0% for the nine months ended October 31, 2022 and 2021, respectively. In reviewing our foreign deferred tax assets as of October 31, 2022, it was concluded that based on recent income and sources of future income of our Bulgarian subsidiary, that the release of the remaining valuation allowance of our Bulgarian subsidiary was warranted. In the third quarter of fiscal 2023, the Company recorded a benefit of $0.3 million from the release of the valuation allowance related to the Company's Bulgarian subsidiary. The effective tax rate for the three and nine months ended October 31, 2022 and 2021 was also subject to various other factors such as the impact of certain discrete items, mainly the vesting of share-based compensation, and the mix of domestic and foreign income.
NOTE 14 - BUSINESS COMBINATIONS
Fiscal 2023
On August 1, 2022, the Company acquired all interests of three entities, Heartland Agriculture, LLC, Heartland Solutions, LLC, and Heartland Leveraged Lender, LLC, (collectively referred to as "Heartland Companies") for $94.4 million in cash consideration. The Heartland Companies consist of 12 CaseIH commercial application agriculture locations, in the states of Idaho, Iowa, Kansas, Minnesota, Missouri, Montana, Nebraska, North Dakota, South Dakota, Washington, and Wisconsin. The Heartland Companies have been a successful CaseIH commercial application dealer group and our acquisition of these entities provides the Company the opportunity for synergies due to the overlap of our footprints, which will allow us to package deals that will include both commercial application equipment as well as other agricultural and construction equipment to commercial customers within our core footprint. These locations are included in the Company's Agriculture segment. In the most recent completed fiscal year, the Heartland Companies generated revenue of approximately $214 million. The results of operations from the acquisition from the August 1, 2022 closing date through October 31, 2022, represented approximately $51.2 million of revenue and $3.4 million of pre-tax income. The Company incurred $1.1 million in acquisition related expenses in connection with this acquisition, which are included in operating expenses in the condensed consolidated statement of operations.
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
Purchase Price Allocation
    Each of the above acquisitions has been accounted for under the acquisition method of accounting, which requires the Company to estimate the acquisition date fair value of the assets acquired and liabilities assumed. As of October 31, 2022, the purchase price allocation for all business combinations completed in fiscal year 2023 are preliminary as we finalize the valuation of our intangible assets acquired. The purchase price allocation for all business combinations completed in fiscal year 2022 are complete. The following table presents the purchase price allocations for all acquisitions completed during the fiscal year ended January 31, 2022 and the period ended October 31, 2022:

	August 1, 2022	April 1, 2022	December 1, 2021
	(in thousands)
	Heartland Companies	Mark's Machinery	Jaycox Implement
Assets acquired:
Cash	$1,583	$1	$4
Receivables	9,007	478	1,197
Inventories	103,504	3,386	13,780
Prepaid expenses and other	602	66	47
Property and equipment	20,204	4,088	8,236
Operating lease assets	3,928	—	—
Intangible assets	5,700	917	4,121
Goodwill	22,487	583	7,519
	167,015	9,519	34,904

Liabilities assumed:
Accounts payable	18,547	—	—
Floorplan payable	31,699	—	—
Current operating lease liabilities	541	—	—
Deferred revenue	5,195	1,844	1,261
Accrued expenses and other	3,523	—	—
Long-term debt	4,591	—	—
Operating lease liabilities	3,387	—	—
Other long-term liabilities	5,152	—	—
	72,635	1,844	1,261
Net assets acquired	$94,380	$7,675	$33,643

Goodwill recognized by segment:
Agriculture	$22,487	$583	$7,519
Goodwill expected to be deductible for tax purposes	$22,487	$583	$7,519
    The recognition of goodwill in the above business combinations arose from the acquisition of an assembled workforce and anticipated synergies expected to be realized. For the Heartland Companies acquisition, the Company recognized a non-competition intangible asset of $0.7 million and a customer relationship intangible asset of $5.0 million. For the Mark's Machinery acquisition the Company recognized a non-competition intangible asset of $0.8 million and a distribution rights intangible asset of $0.8 million. For the Jaycox acquisition the Company recognized a non-competition intangible asset of $0.1 million and a distribution rights intangible asset of $3.9 million. The non-competition and customer relationship assets will be amortized over five year periods. The distribution rights assets are indefinite-lived intangible assets not subject to amortization. The Company estimated the fair value of the intangible assets using a multi-period excess earnings model, which is an income approach. Acquisition related costs, amounted to $1.1 million for the period ended October 31, 2022, and acquisition related costs for the period ended January 31, 2022, were not material. All acquisition related costs have been expensed as incurred and recognized as operating expenses in the condensed consolidated statements of operations.
Pro Forma Information
The following summarized unaudited pro forma condensed statement of operations information for the three and nine months ended October 31, 2021 and 2022 assumes that the Heartland Companies acquisition occurred as of February 1, 2021. The Company prepared the following summarized unaudited pro forma financial results for comparative purposes only. The summarized unaudited pro forma information may not be indicative of the results that would have occurred had the Company completed the acquisition as of February 1, 2021 or that will be attained in the future.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
	(in thousands)
Total Revenues	$668,773	$497,945	$1,786,396	$1,361,574
Net Income	$41,707	$23,106	$92,590	$51,041
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
    Certain financial information for each of the Company’s business segments is set forth below.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Revenue
Agriculture	$493,324	$281,506	$1,160,829	$730,422
Construction	86,403	79,735	223,389	229,286
International	89,046	92,734	242,105	244,603
Total	$668,773	$453,975	$1,626,323	$1,204,311

Income (Loss) Before Income Taxes
Agriculture	$42,044	$19,618	$83,387	$42,910
Construction	6,065	3,564	13,197	6,518
International	8,488	6,260	18,683	9,498
Segment income before income taxes	56,597	29,442	115,267	58,926
Shared Resources	(1,919)	(619)	(3,855)	(793)
Total	$54,678	$28,823	$111,412	$58,133

	October 31, 2022	January 31, 2022
	(in thousands)
Total Assets
Agriculture	$742,975	$481,190
Construction	194,077	157,846
International	154,359	155,275
Segment assets	1,091,411	794,311
Shared Resources	33,359	152,356
Total	$1,124,770	$946,667

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
    Demand for agricultural equipment and, to a lesser extent, parts and service support, is impacted by agricultural commodity prices and net farm income. Based on September 2022 U.S. Department of Agriculture publications, the estimate of net farm income for calendar year 2022 indicated an approximate 5.2% increase as compared to calendar year 2021, and an approximate 48.5% increase in net farm income for calendar year 2021 as compared to calendar year 2020.
    For the third quarter of fiscal 2023, our net income was $41.3 million, or $1.82 per diluted share, compared to a fiscal 2022 third quarter net income of $21.8 million, or $0.97 per diluted share. Our adjusted diluted earnings per share was $1.83 for the third quarter of fiscal 2023, compared to $0.96 for the third quarter of fiscal 2022. See the Non-GAAP Financial Measures section below for a reconciliation of adjusted diluted earnings per share to diluted earnings per share, the most comparable GAAP financial measure. Significant factors impacting the quarterly comparisons were:
•Revenue in the third quarter of fiscal 2023 increased by 47.3% compared to the third quarter of fiscal 2022. The revenue increase was primarily driven by total Company same store sales increase of 34.0% compared to the prior year third quarter and the acquisition of the Heartland Companies, Mark's Machinery, and Jaycox Implement in August 2022, April 2022, and December 2021, respectively. Total equipment sales increased 54.3% and total parts sales increased 35.0%.
•Gross profit in the third quarter of fiscal 2023 increased 50.9% compared to the third quarter of fiscal 2022. The increase in gross profit was primarily the result of increased sales and strong gross profit margins particularly in equipment where margins increased to 14.3% in the third quarter of fiscal 2023 from 12.5% in the third quarter of fiscal 2022. Parts gross profit margins also increased to 33.6% in the third quarter of fiscal 2023 from 30.9% in the third quarter of fiscal 2022.
Supply Chain
Equipment availability continues to be challenging as supply chain disruptions throughout 2021 and continuing into 2022, along with increased domestic and global demand for equipment inventory, have caused many manufacturers to be unable to produce enough equipment to meet demand. Many manufacturers have partially built equipment at their factories waiting for certain parts and components in order to finish production and ship the equipment to dealers. The timing as to the receipt of those parts and components may move completion of that equipment and the resulting delivery to the end customer from quarter to quarter or in some cases, year to year, thereby potentially impacting when we are able to receive the inventory, enter into sales transactions with our customers, and recognize the revenue. These supply chain issues are further complicated by labor shortages including the ongoing strike at the CNH Industrial plants in Racine, Wisconsin and Burlington, Iowa, as well as the announcement by CNH Industrial that it will be implementing an equipment allocation methodology to determine production slots starting in late calendar year 2022. All of these factors may limit our ability to match customer demand on certain products in fiscal 2024. We will continue to work with our manufacturers to source future inventory to fulfill as much customer demand as possible.
Russian-Ukrainian Conflict
Since the onset of the active conflict in February 2022, most of Titan Machinery Ukraine's customers have been able to continue their work, although at a reduced capacity and schedule. The Company's business systems in Ukraine have continued

to function but could be negatively impacted in the future. Some of Titan Machinery Ukraine's back office employees have been able to relocate outside of Ukraine and continue to work, while the customer support and sales teams have remained in Ukraine. For the nine months ended October 31, 2022, Titan Machinery Ukraine's revenues are down approximately 38.8% from the prior year period.
As of October 31, 2022, the Company had total assets of $28.7 million in Ukraine. The physical assets (e.g. inventory and fixed assets) are almost exclusively located in central and western areas of the country. Total assets in Ukraine as of January 31, 2022, was $32.7 million.
The situation in Ukraine is highly complex and continues to evolve. If the Company cannot provide efficient and uninterrupted services to its customers, this could worsen the conflict's adverse effect on the Company's operations and business in Ukraine. In addition, the Company's ability to maintain adequate liquidity for our operations in Ukraine is dependent on a number of factors, including Titan Machinery Ukraine's revenue and earnings, which have been and could continue to be significantly impacted by the conflict. Further, any major breakdown or closure of utility services, any major threat to civilians in our footprint, disruption of commodity exports from Ukraine, or international banking disruption could materially impact the operations and liquidity of Titan Machinery Ukraine.
Acquisitions
Fiscal 2023
    On August 1, 2022, the Company acquired all interests of three entities, Heartland Agriculture, LLC, Heartland Solutions, LLC, and Heartland Leveraged Lender, LLC, (collectively referred to as "Heartland Companies") for $94.4 million in cash consideration. The Heartland Companies consist of twelve CaseIH commercial application agriculture locations, in Idaho, Iowa, Kansas, Minnesota, Missouri, Montana, Nebraska, North Dakota, South Dakota, Washington, and Wisconsin. The Heartland Companies have been a successful CaseIH commercial application dealer group and our acquisition of these entities provides the Company the opportunity for synergies due to the overlap of our footprints, which will allow us to package deals that will include both commercial application equipment as well as other agricultural and construction equipment to commercial customers within our core footprint. The Heartland Companies are included in the Agriculture segment. In the most recent completed fiscal year, the Heartland Companies generated revenue of approximately $214 million.
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
ERP Transition
    The Company is in the process of converting to a new Enterprise Resource Planning ("ERP") application. The new ERP application is expected to provide data-driven and mobile-enabled sales and support tools to improve employee efficiency and deliver an enhanced customer experience. The Company integrated one pilot store on the new ERP system in the second quarter of fiscal 2021 and also integrated the five stores acquired through the Jaycox Implement and Mark's Machinery acquistions in December 2021 and April 2022, respectively. In June, the Company began the phased roll-out integrating three existing locations to the new ERP. We will continue our phased roll-out until all remaining domestic locations have been transitioned to the new ERP.
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
Comparative financial data for each of our four sources of revenue are expressed below.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
	(dollars in thousands)		(dollars in thousands)
Equipment
Revenue	$508,996	$329,814	$1,240,579	$878,528
Cost of revenue	436,156	288,576	1,070,378	772,584
Gross profit	$72,840	$41,238	$170,201	$105,944
Gross profit margin	14.3%	12.5%	13.7%	12.1%
Parts
Revenue	$108,719	$80,521	$254,974	$208,464
Cost of revenue	72,146	55,654	172,162	146,184
Gross profit	$36,573	$24,867	$82,812	$62,280
Gross profit margin	33.6%	30.9%	32.5%	29.9%
Service
Revenue	$38,960	$32,026	$101,847	$89,405
Cost of revenue	13,456	10,249	35,288	29,314
Gross profit	$25,504	$21,777	$66,559	$60,091
Gross profit margin	65.5%	68.0%	65.4%	67.2%
Rental and other
Revenue	$12,098	$11,614	$28,923	$27,914
Cost of revenue	7,435	7,016	17,522	17,754
Gross profit	$4,663	$4,598	$11,401	$10,160
Gross profit margin	38.5%	39.6%	39.4%	36.4%

The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Revenue
Equipment	76.1%	72.6%	76.2%	73.0%
Parts	16.3%	17.7%	15.7%	17.3%
Service	5.8%	7.1%	6.3%	7.4%
Rental and other	1.8%	2.6%	1.8%	2.3%
Total Revenue	100.0%	100.0%	100.0%	100.0%
Total Cost of Revenue	79.1%	79.6%	79.6%	80.2%
Gross Profit Margin	20.9%	20.4%	20.4%	19.8%
Operating Expenses	12.7%	13.9%	13.4%	14.7%
Income from Operations	8.2%	6.5%	7.0%	5.0%
Other Expense	—%	(0.2)%	(0.1)%	(0.2)%
Income Before Income Taxes	8.2%	6.3%	6.9%	4.8%
Provision for Income Taxes	2.0%	1.5%	1.7%	1.2%
Net Income	6.2%	4.8%	5.2%	3.6%

Three Months Ended October 31, 2022 Compared to Three Months Ended October 31, 2021
Consolidated Results
Revenue

	Three Months Ended October 31,		Increase/	Percent
	2022	2021	(Decrease)	Change
	(dollars in thousands)
Equipment	$508,996	$329,814	$179,182	54.3%
Parts	108,719	80,521	28,198	35.0%
Service	38,960	32,026	6,934	21.7%
Rental and other	12,098	11,614	484	4.2%
Total Revenue	$668,773	$453,975	$214,798	47.3%
     Total revenue for the third quarter of fiscal 2023 was 47.3% or $214.8 million higher than the third quarter of fiscal 2022 driven primarily by an increase in Company-wide same-store sales of 34.0% and our acquistions of Jaycox Implement, Mark's Machinery, and the Heartland Companies, completed in December 2021, April 2022, and August 2022, respectively. The same-store sales increase was primarily driven by favorable commodity prices, higher net farm income and increased construction activity in our footprint.

	Three Months Ended October 31,		Increase/	Percent
	2022	2021	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$72,840	$41,238	$31,602	76.6%
Parts	36,573	24,867	11,706	47.1%
Service	25,504	21,777	3,727	17.1%
Rental and other	4,663	4,598	65	1.4%
Total Gross Profit	$139,580	$92,480	$47,100	50.9%
Gross Profit Margin
Equipment	14.3%	12.5%	1.8%	14.4%
Parts	33.6%	30.9%	2.7%	8.7%
Service	65.5%	68.0%	(2.5)%	(3.7)%
Rental and other	38.5%	39.6%	(1.1)%	(2.8)%
Total Gross Profit Margin	20.9%	20.4%	0.5%	2.5%
Gross Profit Mix
Equipment	52.2%	44.6%	7.6%	17.0%
Parts	26.2%	26.9%	(0.7)%	(2.6)%
Service	18.3%	23.5%	(5.2)%	(22.1)%
Rental and other	3.3%	5.0%	(1.7)%	(34.0)%
Total Gross Profit Mix	100.0%	100.0%
     Gross profit for the third quarter of fiscal 2023 increased 50.9% or $47.1 million, as compared to the same period last year. Gross profit margin also improved to 20.9% in the current quarter from 20.4% in the prior year quarter. The increase in gross profit margin was primarily due to stronger equipment margins which were positively impacted by a healthy inventory, favorable end market conditions, and a $2.0 million benefit recognized on the expected achievement of annual manufacturer incentive programs. The increase in equipment margins was partially offset by the gross profit mix shift, to lower margin equipment sales relative to parts, service, and rental sales.
     Our Company-wide absorption rate — which is calculated by dividing our gross profit from sales of parts, service and rental fleet by our operating expenses, less commission expense on equipment sales, plus interest expense on floorplan payables and rental fleet debt — decreased to 95.9% for the third quarter of fiscal 2023 compared to 97.8% during the same period last year as the increase in gross profit from parts, rental fleet, and service in the third quarter of fiscal 2023 was more than offset by increased floorplan interest expenses and operating expenses less commission expense on equipment sales.
Operating Expenses

	Three Months Ended October 31,		Increase/	Percent
	2022	2021	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$84,861	$62,943	$21,918	34.8%
Operating Expenses as a Percentage of Revenue	12.7%	13.9%	(1.2)%	(8.6)%
    Our operating expenses in the third quarter of fiscal 2023 increased 34.8% as compared to the third quarter of fiscal 2022. The increase in operating expenses was primarily the result of an increase in variable expenses associated with increased sales as well as additional operating expenses due to acquistions that have taken place in the past year. Operating expenses as a percentage of revenue decreased to 12.7% in the third quarter of fiscal 2023 from 13.9% in the third quarter of fiscal 2022. The decrease in operating expenses as a percentage of revenue was due to the increase in total revenue in the third quarter of fiscal 2023, as compared to the third quarter of fiscal 2022, which positively affected our ability to leverage our fixed operating costs.

	Three Months Ended October 31,		Increase/	Percent
	2022	2021	(Decrease)	Change
	(dollars in thousands)
Interest and other income	$1,805	$616	$1,189	n/m
Floorplan interest expense	(588)	(259)	329	127.0%
Other interest expense	(1,258)	(1,071)	187	17.5%
    The increase in interest and other income compared to fiscal 2022 was primarily the result of a strengthening U.S. dollar relative to the Euro creating foreign currency gains in fiscal 2023. The increase in floorplan interest expense of 127.0% was due to drawing on our floorplan line to fund the acquisition of the Heartland Companies in the third quarter of fiscal 2023. The increase in other interest expense was primarily due to increased fixed rate, long term debt from real estate purchases throughout fiscal 2022.
Provision for Income Taxes

	Three Months Ended October 31,		Increase/	Percent
	2022	2021	(Decrease)	Change
	(dollars in thousands)
Provision for Income Taxes	$13,421	$7,007	$6,414	91.5%
     Our effective tax rate was 24.5% and 24.3% for the three months ended October 31, 2022 and October 31, 2021, respectively. In reviewing our foreign deferred tax assets as of October 31, 2022, it was concluded that based on recent income and sources of future income of our Bulgarian subsidiary, that the release of the remaining valuation allowance of our Bulgarian subsidiary was warranted. In the third quarter of fiscal 2023, the Company recorded a benefit of $0.3 million from the release of the valuation allowance related to the Company's Bulgarian subsidiary. The effective tax rate for the three months ended October 31, 2022 and 2021 were also subject to various other factors such as the impact of certain discrete items, mainly the vesting of share-based compensation and the mix of domestic and foreign income.

Segment Results
    Certain financial information for our Agriculture, Construction and International business segments is presented below. “Shared Resources” in the table below refers to the various unallocated income/(expense) items that we have retained at the general corporate level. Revenue between segments is immaterial.

	Three Months Ended October 31,		Increase/	Percent
	2022	2021	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$493,324	$281,506	$211,818	75.2%
Construction	86,403	79,735	6,668	8.4%
International	89,046	92,734	(3,688)	(4.0)%
Total	$668,773	$453,975	$214,798	47.3%

Income Before Income Taxes
Agriculture	$42,044	$19,618	$22,426	114.3%
Construction	6,065	3,564	2,501	70.2%
International	8,488	6,260	2,228	35.6%
Segment Income Before Income Taxes	56,597	29,442	27,155	92.2%
Shared Resources	(1,919)	(619)	(1,300)	n/m
Total	$54,678	$28,823	$25,855	89.7%
Agriculture
    Agriculture segment revenue for the third quarter of fiscal 2023 increased 75.2% compared to the third quarter of fiscal 2022. The higher revenue was driven primarily by an increase in same-store sales of 46.4% as well as our acquistions of Jaycox Implement, Mark's Machinery, and the Heartland Companies, completed in December 2021, April 2022, and August 2022, respectively. The same-store sales increase was primarily driven by favorable commodity prices and higher net farm income.
    Agriculture segment income before income taxes for the third quarter of fiscal 2023 was $42.0 million compared to $19.6 million for the third quarter of fiscal 2022. The improvement in segment results was primarily the result of increased revenues and stronger equipment margins which were positively impacted by favorable end market conditions, healthy inventory, and a $2.0 million benefit recognized on the expected achievement of annual manufacturer incentive programs.
Construction
    Construction segment revenue for the third quarter of fiscal 2023 increased 8.4% compared to the third quarter of fiscal 2022. Same-store sales in our Construction segment increased 34.2% for the third quarter of fiscal 2023, as compared to the third quarter of fiscal 2022 which more than offset the divestitures of the Billings, Great Falls, and Missoula, Montana and Gillette, Wyoming stores in the fourth quarter of fiscal 2022 and the first quarter of fiscal 2023 divestiture of our consumer products store in North Dakota. Construction activity in our footprint continued to be elevated, which was the primary factor in the same store sales growth.
    Our Construction segment income before taxes was $6.1 million for the third quarter of fiscal 2023 compared to $3.6 million in the third quarter of fiscal 2022. The improvement in segment results was primarily due to an increase in same store sales, as described above and an increase in rental fleet utilization, which led to an increase in rental gross profit margin. The dollar utilization — which is calculated by dividing the rental revenue earned on our rental fleet by the average gross carrying value of our rental fleet (comprised of original equipment costs plus additional capitalized costs) for that period — of our rental fleet increased from 31.4% in the third quarter of fiscal 2022 to 34.3% in the third quarter of fiscal 2023.
International
    International segment revenue was $89.0 million for the third quarter of fiscal 2023 compared to $92.7 million in the third quarter of fiscal 2022. The decrease in segment revenues was primarily due to a 40.7% decrease in total revenue from our Ukrainian subsidiary and a 14.4% devaluation from the prior year period of the Euro, the functional currency in much of our international footprint. On a constant currency basis, revenue was up $9.2 million or 9.9%

    Our International segment income before income taxes was $8.5 million for the third quarter of fiscal 2023 compared to segment income before income taxes of $6.3 million for the same period last year. The increase in segment pre-tax income was primarily the result of improved gross profit margin of the three main revenue streams, equipment, parts, and service.
Shared Resources/Eliminations
We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate most of these net expenses to our segments. Since these allocations are set early in the year, unallocated balances may occur. Shared Resources loss before income taxes was $1.9 million for the third quarter of fiscal 2023 compared to a loss before income taxes of $0.6 million for the same period last year. The lower shared resources results were primarily driven by $0.6 million of acquisition related expenses incurred for the Heartland Companies acquisition.

Nine Months Ended October 31, 2022 Compared to Nine Months Ended October 31, 2021
Consolidated Results
Revenue

	Nine Months Ended October 31,		Increase/	Percent
	2022	2021	(Decrease)	Change
	(dollars in thousands)
Equipment	$1,240,579	$878,528	$362,051	41.2%
Parts	254,974	208,464	46,510	22.3%
Service	101,847	89,405	12,442	13.9%
Rental and other	28,923	27,914	1,009	3.6%
Total Revenue	$1,626,323	$1,204,311	$422,012	35.0%
    Total revenue for the first nine months of fiscal 2023 was up 35.0% or $422.0 million compared to the first nine months of fiscal 2022, driven primarily by an increase in Company-wide same-store sales of 29.7% and our acquistions of Jaycox Implement, Mark's Machinery, and the Heartland Companies, completed in December 2021, April 2022, and August 2022, respectively. The same-store sales increase was primarily driven by favorable commodity prices, higher net farm income and increased construction activity in our footprint.
Gross Profit

	Nine Months Ended October 31,		Increase/	Percent
	2022	2021	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$170,201	$105,944	$64,257	60.7%
Parts	82,812	62,280	20,532	33.0%
Service	66,559	60,091	6,468	10.8%
Rental and other	11,401	10,160	1,241	12.2%
Total Gross Profit	$330,973	$238,475	$92,498	38.8%
Gross Profit Margin
Equipment	13.7%	12.1%	1.6%	13.2%
Parts	32.5%	29.9%	2.6%	8.7%
Service	65.4%	67.2%	(1.8)%	(2.7)%
Rental and other	39.4%	36.4%	3.0%	8.2%
Total Gross Profit Margin	20.4%	19.8%	0.6%	3.0%
Gross Profit Mix
Equipment	51.5%	44.4%	7.1%	16.0%
Parts	25.0%	26.1%	(1.1)%	(4.2)%
Service	20.1%	25.2%	(5.1)%	(20.2)%
Rental and other	3.4%	4.3%	(0.9)%	(20.9)%
Total Gross Profit Mix	100.0%	100.0%
     Gross profit increased 38.8% or $92.5 million for the first nine months of fiscal 2023, as compared to the same period last year. Gross profit margin also improved to 20.4% in the current quarter from 19.8%, in the prior year quarter. The increase in gross profit margin was primarily due to stronger equipment margins which was positively impacted by a healthy inventory, favorable end market conditions, and a $4.6 million benefit recognized on the expected achievement of annual manufacturer incentive programs. The increase in equipment margins, was partially offset by the gross profit mix shift, to lower margin equipment sales relative to parts, service, and rental sales.
    Our Company-wide absorption rate for the first nine months of fiscal 2023 increased to 89.6%, as compared to 86.7% during the same period last year, as the increase in gross profit from parts, rental, and service more than offset the increase in operating expenses during the nine month period compared to that of the prior year nine month period.

Operating Expenses

	Nine Months Ended October 31,		Increase/	Percent
	2022	2021	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$217,841	$176,460	$41,381	23.5%
Operating Expenses as a Percentage of Revenue	13.4%	14.7%	(1.3)%	(8.8)%
    Our operating expenses for the first nine months of fiscal 2023 increased $41.4 million as compared to the first nine months of fiscal 2022. The increase in operating expenses was a result of an increase in variable expenses associated with increased sales as well as acquistions that have occurred in the last twelve months. Operating expenses as a percentage of revenue decreased to 13.4% in the first nine months of fiscal 2023 from 14.7% in the first nine months of fiscal 2022. The decrease in operating expenses as a percentage of total revenue was due to the increase in total revenue in the first nine months of fiscal 2023, as compared to the first nine months of fiscal 2022, which positively affected our ability to leverage our fixed operating costs.
Impairment Charges

	Nine Months Ended October 31,		Increase/	Percent
	2022	2021	(Decrease)	Change
	(dollars in thousands)
Impairment of Intangible and Long-Lived Assets	$—	$1,498	$(1,498)	100.0%
    We did not recognize any impairment charges in the first nine months of fiscal 2023. In the first nine months of fiscal 2022, we recognized $1.5 million of impairment charges on certain intangible and long-lived assets in our International segment.
Other Income (Expense)

	Nine Months Ended October 31,		Increase/	Percent
	2022	2021	(Decrease)	Change
	(dollars in thousands)
Interest and other income	$3,170	$1,936	$1,234	63.7%
Floorplan interest expense	(1,087)	(1,027)	60	5.8%
Other interest expense	(3,803)	(3,292)	511	15.5%
     The increase in interest and other income compared to fiscal 2022 was primarily the result of a strengthening U.S. dollar relative to the Euro, creating foreign currency gains in fiscal 2023. Floorplan interest expense increased 5.8% for the first nine months of fiscal 2023, as compared to the same period last year, primarily due to increased interest bearing borrowings. The increase in other interest expense in the first nine months of fiscal 2023, as compared to the first nine months of fiscal 2022, is the result of increased fixed rate, long term debt on real estate purchased during fiscal 2022 and 2023.
Provision for Income Taxes

	Nine Months Ended October 31,		Increase/	Percent
	2022	2021	Decrease	Change
	(dollars in thousands)
Provision for Income Taxes	$27,656	$14,521	$13,135	90.5%
     Our effective tax rate was 24.8% for the first nine months of fiscal 2023 and 25.0% for the same period last year. In reviewing our foreign deferred tax assets as of October 31, 2022, it was concluded that based on recent income and sources of future income of our Bulgarian subsidiary, that the release of the remaining valuation allowance of our Bulgarian subsidiary was warranted. In the third quarter of fiscal 2023, the Company recorded a benefit of $0.3 million from the release of the valuation allowance related to the Company's Bulgarian subsidiary. The effective tax rate for the nine months ended October 31, 2022 and 2021 is also subject to variation due to factors such as the impact of certain discrete items, mainly the vesting of share-based compensation and the mix of domestic and foreign income.

Segment Results
    Certain financial information for our Agriculture, Construction and International business segments is presented below. “Shared Resources” in the table below refers to the various unallocated income/(expense) items that we have retained at the general corporate level. Revenue between segments is immaterial.

	Nine Months Ended October 31,		Increase/	Percent
	2022	2021	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$1,160,829	$730,422	$430,407	58.9%
Construction	223,389	229,286	(5,897)	(2.6)%
International	242,105	244,603	(2,498)	(1.0)%
Total	$1,626,323	$1,204,311	$422,012	35.0%

Income Before Income Taxes
Agriculture	$83,387	$42,910	$40,477	94.3%
Construction	13,197	6,518	6,679	102.5%
International	18,683	9,498	9,185	96.7%
Segment Income Before Income Taxes	115,267	58,926	56,341	95.6%
Shared Resources	(3,855)	(793)	(3,062)	n/m
Total	$111,412	$58,133	$53,279	91.7%
Agriculture
    Agriculture segment revenue for the first nine months of fiscal 2023 increased 58.9% compared to the same period last year. The higher revenue was driven primarily by an increase in same-store sales of 39.9% for the first nine months of fiscal 2023, as compared to the same period last year as well as the acquisitions of Jaycox Implement, Mark's Machinery, and the Heartland Companies in December 2021, April 2022, and August 2022, respectively. The same-store sales increase was driven by increased equipment demand due to higher commodity prices and higher net farm income.
    Agriculture segment income before income taxes was $83.4 million for the first nine months of fiscal 2023 compared to $42.9 million over the first nine months of fiscal 2022. The improvement in segment results was primarily the result of higher equipment revenue along with higher gross profit margin on equipment driven by increased demand, healthy inventory, and a $4.6 million benefit recognized on the expected achievement of annual manufacturer incentive programs.
Construction
    Construction segment revenue for the first nine months of fiscal 2023 decreased 2.6% compared to the same period last year. However, when accounting for the divestitures of the Billings, Great Falls, and Missoula, Montana and Gillette, Wyoming stores in January 2022, and the North Dakota consumer products store in March 2022, same-store sales increased 24.9%. Higher same-store sales were driven by increased construction activity throughout the footprint.
    Our Construction segment income before income taxes was $13.2 million for the first nine months of fiscal 2023 compared to $6.5 million for the first nine months of fiscal 2022. The increase in segment results was primarily due to increased construction activity within our footprint and an increase in rental fleet utilization. The dollar utilization of our rental fleet increased from 25.8% in the first nine months of fiscal 2022 to 30.7% in the first nine months of fiscal 2023.
International
    International segment revenue for the first nine months of fiscal 2023 decreased 1.0% compared to the same period last year. The decrease in revenue was primarily due to a 10.9% devaluation of the Euro, the functional currency in much of our international footprint, but was partially offset by high commodity prices which drove demand for equipment sales, in the first nine months of fiscal 2023. On a constant currency basis, revenue was up 9.9% or $24.2 million compared to the prior year period. The segment was also negatively impacted by a 38.8% decrease in revenues from our Ukrainian subsidiary due to the Russia-Ukraine conflict compared to the first nine months of fiscal 2022.
    Our International segment income before income taxes was $18.7 million for the first nine months of fiscal 2023 compared to $9.5 million for the same period last year. The higher segment results were primarily the result of improved gross profit margin of the three main revenue streams, equipment, parts, and service. There were no fixed or intangible asset impairment charges recognized in the first nine months of fiscal 2023 while $1.5 million was recognized in the first nine months of fiscal 2022, related to the impairment of certain intangible and long-lived assets of our German subsidiary.
Shared Resources/Eliminations
    We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate most of these net expenses to our segments. Since these allocations are set early in the year, and a portion is planned to be unallocated, unallocated balances may occur. Shared Resources loss before income taxes was $3.9 million for the first nine months of fiscal 2023 compared to a loss before income taxes of $0.8 million for the same period last year. The lower shared resources results were driven by $1.1 million of acquisition related expenses incurred for the Heartland Companies acquisition.

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
The following tables reconcile (i) net income, a GAAP measure, to adjusted net income and (ii) Diluted EPS, a GAAP measure, to adjusted Diluted EPS:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
	(dollars in thousands, except per share data)
Adjusted Net Income
Net Income	$41,257	$21,816	$83,756	$43,612
Adjustments
Impairment charges	—	—	—	1,498
Ukraine remeasurement (gain) / loss (1)	234	(113)	549	(296)
Total Pre-Tax Adjustments	234	(113)	549	1,202
Adjusted Net Income	$41,491	$21,703	$84,305	$44,814

Adjusted Diluted EPS
Diluted EPS	$1.82	$0.97	$3.70	$1.93
Adjustments (2)
Impairment charges	—	—	—	0.07
Ukraine remeasurement (gain) / loss (1)	0.01	(0.01)	0.02	(0.02)
Total Pre-Tax Adjustments	0.01	(0.01)	0.02	0.05
Adjusted Diluted EPS	$1.83	$0.96	$3.72	$1.98

(1) Due to the income tax valuation allowance on the Ukrainian and German subsidiaries, there are no tax adjustments of the Ukraine remeasurement (gain)/loss for the periods ended October 31, 2022 and 2021 or the impairment charge for the period ended October 31, 2021.
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
Equipment Inventory and Floorplan Payable Credit Facilities
    As of October 31, 2022, the Company had floorplan payable lines of credit for equipment purchases totaling $777.0 million, which is primarily comprised of a $500.0 million credit facility with CNH Industrial, a $185.0 million floorplan payable line under the Bank Syndicate Agreement, and a $50.0 million credit facility with DLL Finance.
    Our equipment inventory turnover increased from 3.1 times for the rolling 12 month period ended October 31, 2021 to 3.6 times for the rolling 12 month period ended October 31, 2022. The increase in equipment turnover was attributable to an increase in equipment sales over the rolling 12 month period ended October 31, 2022 as compared to the same period ended

October 31, 2021. Our equity in equipment inventory, which reflects the portion of our equipment inventory balance that is not financed by floorplan payables, decreased to 42.4% as of October 31, 2022 from 58.2% as of January 31, 2022. The decrease was primarily due to drawing on our floorplan loan with the Bank Syndicate in conjunction with the Heartland acquisition.
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
    As of October 31, 2022, we were in compliance with the financial covenants under our CNH Industrial and DLL Finance credit agreements and we were not subject to the fixed charge coverage ratio covenant under the Bank Syndicate Agreement as our adjusted excess availability plus eligible cash collateral (as defined therein) was not less than 15% of the lesser of (i) aggregate borrowing base and (ii) maximum credit amount as of October 31, 2022. While not expected to occur, if anticipated operating results were to create the likelihood of a future covenant violation, we would expect to work with our lenders on an appropriate modification or amendment to our financing arrangements.
Cash Flow
Cash Flow Provided by (Used for) Operating Activities
    Net cash used for operating activities was $7.1 million for the first nine months of fiscal 2023, compared to net cash provided by operating activities of $72.3 million for the first nine months of fiscal 2022. The change in net cash provided by (used for) operating activities is primarily the result of an increase in inventories partially offset by an increase in non-interest bearing floorplan lines of credit from manufacturers and higher net income for the first nine months of fiscal 2023.
Cash Flow Used for Investing Activities
    Net cash used for investing activities was $124.0 million for the first nine months of fiscal 2023, compared to $29.0 million for the first nine months of fiscal 2022. The increase in cash used for investing activities was primarily the result of the business acquisitions of Mark's Machinery and the Heartland Companies in the first nine months of fiscal 2023.
Cash Flow Provided by (Used for) Financing Activities
    Net cash provided by financing activities was $34.3 million for the first nine months of fiscal 2023 compared to cash used for financing activities of $31.3 million for the first nine months of fiscal 2022. The increase in cash provided by financing activities was primarily the result of increased non-manufactured floorplan payables in the first nine months of fiscal 2023, as the Company drew on its Bank Syndicate floorplan loan in fiscal 2023, to fund the Heartland Companies acquisition.
Information Concerning Off-Balance Sheet Arrangements
    As of October 31, 2022, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Therefore, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
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
Interest Rate Risk
    Exposure to changes in interest rates results from borrowing activities used to fund operations. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. We have both fixed and floating rate financing. Some of our floating rate credit facilities contain minimum rates of interest to be charged. Based upon our interest-bearing balances and interest rates as of October 31, 2022, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $0.6 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $0.6 million. At October 31, 2022, we had floorplan payables of $273.1 million, of which approximately $61.7 million was variable-rate floorplan payable and $211.4 million was non-interest bearing. In addition, at October 31, 2022, we had total long-term debt, including finance lease obligations, of $99.0 million, all of which was fixed rate debt.
Foreign Currency Exchange Rate Risk
    Our foreign currency exposures arise as the result of our foreign operations. We are exposed to transactional foreign currency exchange rate risk through our foreign entities’ holding assets and liabilities denominated in currencies other than their functional currency. In addition, the Company is exposed to foreign currency transaction risk as a result of certain intercompany financing transactions. The Company attempts to manage its transactional foreign currency exchange rate risk through the use of derivative financial instruments, primarily foreign exchange forward contracts, or through natural hedging instruments. Based upon balances and exchange rates as of October 31, 2022, holding other variables constant, we believe that a hypothetical 10% increase or decrease in all applicable foreign exchange rates would not have a material impact on our results of operations or cash flows. As of October 31, 2022, our Ukrainian subsidiary had $0.4 million of net monetary assets denominated in Ukrainian hryvnia ("UAH"). We have attempted to minimize our net monetary asset position in Ukraine through reducing overall asset levels in Ukraine and at times through borrowing in UAH which serves as a natural hedging instrument offsetting our net UAH denominated assets. Many of the currency and payment controls the National Bank of Ukraine imposed in February 2022, have been relaxed, making it more practicable to manage our UAH exposure. However, the continuation of the Russia/Ukraine conflict could lead to more significant UAH devaluations, similar to the 24% devaluation that occurred in July 2022, or more stringent payment controls in the future. The inability to fully manage our net monetary asset position and continued UAH devaluations for an extended period of time, could have a significant adverse impact on our results of operations and cash flows.
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
(b)                                 Changes in internal controls. During the quarter ended October 31, 2022, we completed the acquisition of the Heartland Companies. As part of our ongoing integration activities associated with the Heartland Companies acquisition, we have augmented and will continue to review the internal controls and procedures of the Heartland Companies and continue to augment our company-wide controls to reflect the risks inherent in the acquisition. There were no other changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EXHIBIT INDEX
TITAN MACHINERY INC.
FORM 10-Q

No.	Description

10.1	Amendment No. 2 to Third Amended and Restated Credit Agreement dated October 31, 2022, by and among Titan Machinery Inc., Heartland Agriculture, LLC, Heartland Ag Kansas, LLC and Bank of America, N.A.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended October 31, 2022, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	December 8, 2022
TITAN MACHINERY INC.

		By	/s/ Robert Larsen
Robert Larsen
Chief Financial Officer
(Principal Financial Officer)