Form 10-K
period 2023-01-31
Titan Machinery Inc.
filed 2023-03-30
CIK 1409171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JANUARY 31, 2023 OR
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of our common stock held by non-affiliates as of July 31, 2022 was approximately $560.2 million (based on the last sale price of $28.13 per share on such date as reported on the Nasdaq Global Select Market).
The number of shares outstanding of the registrant's common stock as of March 24, 2023 was 22,697,345 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant's 2023 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report.

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
    Throughout our 42-year operating history, we have built an extensive network of 86 stores in the United States and 35 stores in Europe. Our Agriculture stores in the U.S. are located in Idaho, Iowa, Kansas, Minnesota, Missouri, Montana, Nebraska, North Dakota, South Dakota, Washington, Wisconsin, and Wyoming and include several highly productive farming regions, such as the Red River Valley in eastern North Dakota and northwestern Minnesota, portions of the corn belt in Iowa, eastern South Dakota and southern Minnesota, along the I-80 corridor in Nebraska, which sits on top of the Ogallala Aquifer, and the Snake River Valley in eastern Idaho. Our Construction stores are located in Colorado, Iowa, Minnesota, Nebraska, North Dakota, South Dakota, and Wisconsin. Our international stores are located in the European countries of Bulgaria, Germany, Romania, and Ukraine.
    We have a history of growth through acquisitions. Those acquisitions vary from a single dealership to larger dealership groups with locations in multiple states. Since January 1, 2003, we have completed over 55 acquisitions located in 15 U.S. states and four European countries, along with establishing a new network of dealership stores in Ukraine. We believe that there will continue to be opportunities for dealership consolidation in the future, and we expect that acquisitions will continue to be a component of our long-term growth strategy.
Products and Services
    Within each of our segments, we have four principal sources of revenue: new and used equipment sales, parts sales, equipment repair and maintenance services, and equipment rental and other business activities.
New and Used Equipment Sales
    We sell new agricultural and construction equipment manufactured under the CNH Industrial family of brands as well as equipment from a variety of other manufacturers. The used equipment we sell is primarily acquired through trade-ins from our customers. The agricultural equipment we sell and service includes machinery and attachments for uses ranging from large-scale commercial farming to home and garden purposes. The construction equipment we sell and service includes heavy construction machinery, light industrial machinery for commercial and residential construction, and road and highway construction machinery. Equipment sales generate cross-selling opportunities by populating our markets with equipment in need of service and parts. Equipment revenue represented 77.5%, 75.4% and 72.0% of total revenue for the fiscal years ended January 31, 2023, 2022 and 2021.
Parts Sales
    We maintain an extensive in-house parts inventory to provide timely parts and repair and maintenance support to our customers. Our parts sales provide a relatively stable revenue stream that is less sensitive to economic cycles than our equipment sales. Parts revenue represented 14.8%, 15.6% and 17.3% of total revenue for the fiscal years ended January 31, 2023, 2022 and 2021.
Equipment Repair and Maintenance Services
    We provide repair and maintenance services, including warranty repairs, for our customers' equipment. All of our stores have service shops staffed by trained service technicians. In addition, our technicians are able to make off-site repairs at customer locations. We provide proactive and comprehensive customer service by maintaining service histories for each piece of equipment owned by our customers, maintaining 24/7 service hours in times of peak equipment usage, providing on-site repair services, scheduling off-season maintenance activities with customers, notifying customers of periodic service requirements and providing training programs to customers in order to educate them on standard maintenance requirements. Our after-market repair and maintenance services have historically provided a high-margin, relatively stable source of revenue through changing economic cycles. Service revenue represented 5.9%, 6.8% and 7.6% of total revenue for the fiscal years ended January 31, 2023, 2022 and 2021.
Equipment Rental and Other Business Activities
    We rent equipment to our customers, primarily in the Construction segment, for periods ranging from a few days to seasonal rentals. We actively manage the size, quality, age and composition of our rental fleet and closely monitor and analyze customer demand and rate trends. We service our fleet through our on-site parts and services team and market our rental equipment through our retail sales force. Our rental activities create cross-selling opportunities in equipment sales, including rent-to-own purchase options on our non-fleet rentals.
    We provide ancillary equipment support activities such as equipment transportation, Global Positioning System ("GPS") signal subscriptions and other precision farming products, farm data management products, and CNH Industrial finance and insurance products.
    Equipment rental and other revenue represented 1.8%, 2.2% and 3.1% of total revenue for the fiscal years ended January 31, 2023, 2022 and 2021.
Industry Overview
Agricultural Equipment Industry
    Agricultural equipment is purchased primarily by commercial farmers and cooperatives for the production of crops used for food, fiber, feed grain and feedstock for renewable energy. Agricultural equipment is also purchased by "life-style farmers" and for home and garden applications, and for maintenance of commercial, residential and government properties. Deere & Company ("Deere"), CNH Industrial, AGCO Corporation ("AGCO"), and Kubota Corporation ("Kubota"), are the largest global manufacturers of agricultural equipment, and they each manufacture a full line of equipment and parts that supply the primary machinery requirements of farmers. In addition to the major manufacturers, several short-line manufacturers produce specialized equipment that satisfies various niche requirements of farmers. Agricultural equipment manufacturers typically grant dealers in the United States defined sales and marketing territories with designated store locations to distribute their products.
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
    We spend significant time and resources training our employees to effectively service our customers in each of our local markets. Our training program involves active participation in all manufacturer-sponsored training programs, the use of industry experts for customized training programs, and a centralized training team to assist in training programs and the integration of newly-acquired dealerships. We also partner with several technical colleges to offer scholarships and sponsor students who we plan to eventually employ as service technicians.
Ability to Act on Acquisition Opportunities
    We believe that our experienced management team and access to capital enables us to be opportunistic in responding to accretive growth opportunities, primarily arising from the continued consolidation of the equipment dealer network.
Professional Centralized Marketing Systems
    Our centralized shared resource group includes a professional marketing team that supports all aspects of brand and solution awareness, customer analytics and targeting, and lead generation through multichannel campaigns that typically incorporate digital marketing (email, website, search, social and syndication), direct mail, and regional and local advertising and sponsorships. Our marketing functions also drive increased customer engagement and loyalty through participation in trade shows and industry events and communication and coordination for local store open houses, service clinics, equipment demonstrations, product showcases and customer appreciation outings.

Ability to Attract and Retain Superior Employees
    We recognize that attracting and retaining talented employees is essential to achieving outstanding company performance. We strive to develop our employees through a structured training program and to invest in our employees' development. In addition, we have robust compensation tools that allow us to react to rapidly changing market conditions and reward employees for high performance. We believe that our efforts in these areas will enable us to attract and retain superior employees necessary for us to be successful in our industry. See "Human Capital".
Diverse and Stable Customer Base Reduces Market Risk
    Our large geographic footprint covering thirteen U.S. states and four European countries provides a diversified customer base. We believe that this diverse customer base reduces the potential impact of risks associated with customer concentration and fluctuations in local market conditions. During fiscal 2023, none of our customers accounted for more than 1.0% of our total revenue. Revenue from customers located outside of the United States is primarily included in our International segment, which represented 13.5%, 18.6% and 15.5% of total consolidated revenue during fiscal 2023, 2022 and 2021, respectively. In addition, our large geographic footprint enables us to capitalize on crop diversification and disparate weather conditions in growing regions, as well as local trends in residential, infrastructure and commercial construction.
Experienced Management Team
    Our executive team is led by David Meyer, our Board Chair and Chief Executive Officer, who has over 40 years of industry experience. Bryan Knutson, our President and Chief Operating Officer, has over 20 years of industry experience ranging from equipment sales to his current executive positions. Robert Larsen, Chief Financial Officer, also brings 14 years of industry and other finance leadership experience having worked at CNH Industrial, Raven Industries, and PricewaterhouseCoopers prior to joining the Company. Our other executive team members, managers in the field, and equipment sales consultants also have extensive knowledge and experience in our industry. We compensate, develop and review our managers and sales employees based on an approach that aligns their incentives with the goals and objectives of our Company, including achievement of revenue, profitability, market share and balance sheet objectives. We believe the strength of our management team assists to improve our success in the marketplace.
Growth Strategy
    We pursue the following growth strategies:
Increasing Same-Store Sales and Market Share
    Increasing same-store sales and market share are among our top priorities. This type of growth both enhances our current period revenue and increases our potential future revenue during the life of the sold equipment as a result of the potential for recurring parts and service business. We seek to generate growth in same-store sales and market share through the following:
•employing significant marketing and advertising programs, including targeted direct mailings, internet based marketing, advertising with targeted local media outlets, participation in and sponsorship of trade shows and industry events, our Titan Trader semi-annual magazine, and by hosting open houses, service clinics, equipment demonstrations, product showcases and customer appreciation outings;
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
Strategic Acquisitions
    Since January 1, 2003, we have completed over 55 acquisitions located in 15 U.S. states and four European countries. In addition, we have added dealership locations in Ukraine through new start-up operations. The agricultural and construction equipment dealership industries are fragmented and consist of many relatively small, independent businesses serving discrete local markets. We believe a favorable climate for dealership consolidation will continue to exist in the future due to several factors, including the competitiveness of our industry, increased dealer capitalization requirements, increased sophistication and complexity of equipment and related technologies, increased expectations from our customers and our equipment suppliers, and the lack of succession alternatives for many current owners. We intend to pursue acquisitions with the objectives of consolidating distribution within our existing footprint, entering new markets, and strengthening our competitive position. We expect that strategic acquisitions will continue to be a component of our long-term growth strategy.
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
Suppliers
CNH Industrial—Case IH Agriculture, Case Construction, New Holland Agriculture and New Holland Construction
    CNH Industrial is a publicly-traded, global leader in the agricultural and construction equipment industries. In 2022, CNH Industrial generated $21.5 billion in revenue from its equipment operations. CNH Industrial is the world's second largest manufacturer of agricultural equipment, manufacturing the Case IH Agriculture and New Holland Agriculture brands of equipment. Case IH Agriculture, recognized by the red color of its equipment, possesses over 170 years of farm equipment heritage. New Holland Agriculture, recognized by the blue color of its tractors and the yellow color of its harvesting and hay equipment, has over 120 years of farm equipment industry experience. The Case Construction and New Holland Construction brands are also owned and operated by CNH Industrial.
    In fiscal 2023, CNH Industrial supplied approximately 76% of the new equipment sold in our Agriculture segment, 76% of the new equipment sold in our Construction segment, and 60% of the new equipment sold in our International segment. In addition, CNH Industrial provides financing and insurance products and services to our end-user customers through its affiliate CNH Industrial Capital America, LLC ("CNH Industrial Capital").
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
Our Case IH commercial sprayer application distribution rights, related to our Heartland acquisition, were granted to us by CNH Industrial at the time of the closing of the Heartland transaction. For our full-line distribution footprint existing as of the time of closing, these distribution rights were granted through amendments to our full-line dealer agreements that added floaters and sprayers as authorized products permitted to be sold to commercial application customers. For those Heartland territories outside of our full-line dealership territory existing as of the time of closing, we entered into new Case IH dealer agreements granting us distribution rights to sell floaters and sprayers to commercial application customers for those territories. For purposes of this Form 10-K, the granted distribution rights for the commercial application sprayers and floaters in territories outside of Titan’s full-line footprint as of the date of closing of the Heartland transaction are referred to as the “Non-Footprint Commercial Application Distribution Rights”.
    Each of the CNH Industrial Dealer Agreements assigns to us a geographically defined area of primary responsibility, providing us with distribution and product support rights within the identified territory for specific equipment products. Although the dealer appointment is non-exclusive, in each territory there is typically only one dealer responsible for retail sales to end-users and for after-sales product support of the equipment. If we sell certain CNH Industrial construction equipment outside of our designated sales and service areas, CNH Industrial has the right to require that we pay sales and service fees for purposes of compensating the dealer assigned to such territory. We are authorized to display and use CNH Industrial trademarks and trade names at our stores, with certain restrictions.
    Under our CNH Industrial Dealer Agreements, we have both the right and obligation to sell CNH Industrial equipment and related parts and products and to provide customers with repair services. The CNH Industrial Dealer Agreements impose various dealer standards on us regarding the location and appearance of facilities, satisfactory levels of new equipment and parts inventories, the training of personnel, adequate business enterprise and information technology systems, adequate working capital, a maximum adjusted debt to tangible net worth ratio, development of annual sales and marketing goals, and furnishing of monthly and annual financial information to CNH Industrial. We must obtain the approval or consent of CNH Industrial in the event of proposed fundamental changes to our ownership, governance or business structure (defined as "change in control" events) including, among other things, (i) a merger, consolidation or reorganization, unless securities representing more than 50% of the total combined voting power of the successor corporation are immediately owned, directly or indirectly, by persons that owned our securities prior to the transaction; (ii) a sale of all or substantially all of our assets; (iii) any transaction or series of transactions resulting in a person or affiliated group acquiring 30% or more of the combined voting power of our securities or, in the case of a competitor of CNH Industrial, acquiring 20% or more of the combined voting power of our securities; (iv) a substantial disposition of shares of our common stock by certain named executives; (v) certain significant changes in the composition of our Board of Directors; and (vi) replacement of our Chief Executive Officer. The CNH Industrial Dealer Agreements do not establish mandatory minimum or maximum retail pricing for our equipment, parts, or service offerings.
    The Case IH Agricultural dealership agreement and the Case Construction dealership agreement have fixed terms expiring on December 31, 2027, and renew automatically for successive 5-year terms unless either party notifies the other party of its intention not to renew or otherwise exercises its termination rights under the agreement. The New Holland dealership agreement is a 12-month agreement, with automatic 1-year renewals unless either party notifies the other party of its intention not to renew or otherwise exercises its termination rights under the agreement. The Non-Footprint Commercial Application Distribution Rights expire on August 1, 2030, at which time these distribution rights are ceded back to Case IH, unless the term therefor is further extended by the parties.
If we seek to sell our commercial sprayer application business or any portion thereof related to the Non-Footprint Commercial Application Distribution Rights prior to the expiration date of August 1, 2030 (or such later date as agreed to by the parties), then we are required to pay to CNH Industrial the sales consideration paid by such buyer for the applicable commercial application distribution rights; provided, that Titan will receive sales consideration from the buyer in an amount not less than the fair value of the facilities, fixed assets, current assets, and other investments applicable to the location and market being sold. If Titan acquires a Case IH full-line dealer within any of the territories in which Titan then possesses the Non-Footprint Commercial Application Distribution Rights, as part of its approval process, Case IH may require Titan to pay an agreed upon amount for the inclusion of the commercial application sprayer distribution rights in the new dealer agreement for the acquired location.
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
Other Suppliers
    In addition to products supplied by CNH Industrial, we sell a variety of new equipment and parts supplied by other manufacturers. These products tend to address specialized niche markets and complement the CNH Industrial products we sell by filling gaps in the CNH Industrial line of products. We believe our offering of products for specialized niche markets supports our goal of being a one-stop solution for our customers' equipment needs at each of our stores. Approximately 27% of our total new equipment sales in fiscal 2023 resulted from sales of products manufactured by companies other than CNH Industrial, with our single largest manufacturer other than CNH Industrial representing approximately 4% of our total new equipment sales during fiscal 2023. The terms of our arrangements with these other suppliers vary, but most of the dealership agreements contain termination provisions allowing the supplier to terminate the agreement after a specified notice period, which is typically 30 days. Payment and financing practices with these other suppliers are similar to those practices described above with respect to CNH Industrial.
Customers
    Our North America agriculture customers vary from small, single machine owners to large farming operations to large commercial application operations, primarily in the states of Idaho, Iowa, Kansas, Missouri, Minnesota, Montana, Nebraska, North Dakota, South Dakota, Washington, Wisconsin, and Wyoming. In fiscal 2023, no single agriculture customer accounted for more than 1.0% of our Agriculture revenue.
    Our construction customers include a wide range of construction contractors, public utilities, forestry, energy companies, farmers, municipalities and maintenance contractors, primarily in the states of Colorado, Iowa, Minnesota, Nebraska, North Dakota, South Dakota, and Wisconsin. They vary in size from small, single machine owners to large firms. In fiscal 2023, no single construction equipment customer accounted for more than 2.0% of our Construction revenue.
    Our international customers vary from small, single machine owners to large farming operations, primarily in the European countries of Bulgaria, Germany, Romania, and Ukraine. We also sell Case construction equipment in Bulgaria and Romania. In fiscal 2023, no single international customer accounted for more than 2.0% of our International revenue.
Floorplan Payable Financing
    We attempt to maintain at each store, or have readily available at other stores in our network, sufficient new equipment inventory to satisfy customer demand. Inventory levels fluctuate throughout the year and tend to increase before the primary sales seasons for agricultural equipment.
    The cost of floorplan payable financing is an important factor affecting our financial results. CNH Industrial Capital offers floorplan payable financing to CNH Industrial dealers to finance the purchase of inventory from CNH Industrial and for used equipment inventory purchased on trade-ins from our customers. CNH Industrial Capital provides this financing in part to enable dealers to carry representative inventories of equipment and encourage the purchase of goods by dealers in advance of seasonal retail demand. CNH Industrial Capital charges variable market rates of interest based on the prime rate on balances outstanding after any interest-free periods and receives a security interest in inventory and other assets. Interest-free periods are generally about four months in duration for both new and used agriculture and construction equipment. As of January 31, 2023, we had a $500.0 million floorplan credit facility with CNH Industrial Capital.
    In addition to the CNH Industrial Capital floorplan line of credit, as of January 31, 2023, we also had a $185.0 million wholesale floorplan line of credit under the Bank Syndicate Agreement, and a $50.0 million credit facility with DLL Finance LLC that can be used to finance inventory purchases. In addition, we have other lines of credit offered by various financial institutions as well as floorplan payable financing programs offered by manufacturers and suppliers, or their third party lenders, from which we purchase equipment inventory.

Sales and Marketing
    We currently market our products and services through:
•our sales employees, who operate out of our network of local stores and call on customers in the markets surrounding each store;
•our area product support managers, and our store parts managers and service managers, who provide our customers with comprehensive after-market support;
•our website;
•local and regional advertising efforts, including broadcast, cable, direct mail, print and web-based media, social media channels; and
•alternative channels, such as auctions, for selling our aged equipment inventories.
Equipment Sales Consultants and Centralized Support
    Our equipment sales employees (who we refer to as "equipment sales consultants") perform a variety of functions, such as servicing customers at our stores, calling on existing customers, and soliciting new business at farming, construction and industrial sites. We develop customized marketing programs for our sales force by analyzing each customer group for profitability, buying behavior and product selection. All members of our sales force are expected to participate in internal and external manufacturer-sponsored training sessions to develop product and application knowledge, sales techniques and financial acumen. Our shared resources group provides centralized sales and marketing support for our field operations, and coordinates centralized media buys, strategic planning, sales support, training and files for available cooperative advertising reimbursement from our suppliers. In addition, we enable our regional and area managers and their sales teams to develop localized sales and marketing strategies.
Parts Managers and Service Managers
    Our parts sales managers and service managers at our stores are involved in our efforts to market our parts and service offerings, taking advantage of our seasonal marketing campaigns in parts and service sales. Much of our focus on aftermarket campaigns is promoting proactive equipment inspections designed to spot and address mechanical issues before they result in costly downtime. Other proactive aftermarket initiatives include offering extended warranty and equipment maintenance packages with the equipment we sell. These efforts result in improved customer experience and reduced cost of ownership for our customers as well as securing a steady and reliable stream of aftermarket sales.
Website
Our website is the central hub for all our marketing campaigns. We have built a large amount of content related to the equipment we sell and service, the technology used by our customers in conjunction with the equipment, and information about our Company and what we have to offer prospective employees. Used equipment inventories are one of the most highly trafficked sections of our website, www.titanmachinery.com. Customers can search and view equipment based on type, manufacturer, price and/or store location. Pictures and descriptions of each piece of equipment are displayed, along with the equipment specifications, price and store location. Parts manufactured by the CNH Industrial brands and other suppliers are marketed and can be purchased directly through our website. Other sales and financing programs are also marketed through our website. Customers can view construction rental equipment rates and specifications on the website and submit rental requests by completing a simple form. All external job openings are listed as well as detailed information about our internship program, tech school sponsorships and other student programs. Finally, our website provides dealer locator search functions and provides the contact information for the various departments at each of our stores.
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

Competition
    The agricultural and construction equipment sales and distribution industries are highly competitive and fragmented, with large numbers of companies operating on a regional or local scale. Our competitors range from multi-location, regional operators to single-location dealers and include dealers and distributors of competing equipment brands, including Deere, Caterpillar, Kubota, and the AGCO brands, as well as other dealers and distributors of the CNH Industrial family of brands. Competition among equipment dealers, whether they offer agricultural or construction products or both, is primarily based on the price, value, reputation, quality and design of the products, technology, customer service including repair and maintenance service provided by the dealer, the availability of equipment and parts, and the accessibility of stores. While we believe we compete favorably on each of these competitive factors, our sales and margins may be impacted by (i) aggressive pricing competition by equipment manufacturers or their dealers, (ii) our ability to obtain higher service margins based on our service quality and reputation, and (iii) our ability to attract new and maintain existing customers based on the availability and quality of the products we offer and our local relationships and reputation.
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
Corporate Information
    We were incorporated as a North Dakota corporation in 1980 and reincorporated in Delaware in December 2007 prior to our initial public offering. Our executive offices are located at 644 East Beaton Drive, West Fargo, ND 58078-2648. Our telephone number is (701) 356-0130. We maintain a website at www.titanmachinery.com. We make available, free of charge, copies of our annual report on Form 10-K (the "Form 10-K"), quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, on our website, www.titanmachinery.com, as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the Securities and Exchange Commission ("SEC"). We are not including the information on our website as a part of, or incorporating it by reference into, this Form 10-K.Our SEC filings are also available at www.sec.gov.
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
Seasonality & Weather
    The agricultural and construction equipment businesses are highly seasonal, which causes our quarterly results and our cash flow to fluctuate during the year. Our customers generally purchase and rent equipment in preparation for, or in conjunction with, their busy seasons. For farmers, the busy seasons are spring planting and fall harvesting. For construction customers, the busy season is typically the second and third quarters of our fiscal year for much of our footprint, subject to weather conditions. Our parts and service revenues are typically highest during our customers' busy seasons as well, due to the increased use of their equipment during this time, which generates the need for more parts and service work. Weather conditions impact the timing of our customers' busy times, which may cause our quarterly financial results to differ between fiscal years. In addition, the fourth quarter typically is a significant period for equipment sales in the U.S. because of our customers’ year-end tax planning considerations, the timing of dealer incentives and the increase in availability of funds from completed harvests and construction projects.
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
Health and Safety
    Employee health and safety is of paramount importance to us. We strongly believe that a safe work environment will help us gain a competitive advantage, and that doing what is right, honest and ethical is essential to developing trust with our partners. This includes providing a safe place to work, safety training relevant to the employee's position, and following all safety and environmental regulations. We ensure that safety performance data is tracked, aggregated, and reviewed on an ongoing basis across our organization. Our corporate safety team collects data on recordable injury rates, serious injury rates, and near misses from each of our facilities, and engages in a root cause analysis and identifies corrective action to prevent future occurrences. This data is reviewed monthly by the executive leadership team and shared with the Company's Board of Directors on a quarterly basis.
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

Performance Management
    We have developed an employee performance management program that is consistently applied throughout our U.S. operations. The core goal of our performance management process is to develop and maintain a high-performing organization that is positioned to meet our business objectives. Our performance management program focuses on enabling staff employees and their managing supervisors to gain alignment through:
•a structured annual goal-setting process where managers and associates work collaboratively to develop specific, measurable, achievable, relevant and time bound (SMART) goals that align with our overarching business objectives and our Company values;
•clear, organization-wide expectations that managers and staff employees monitor progress toward completion of their SMART goals with regular coaching sessions and periodic evaluations; and
•an annual performance discussion.
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
Employees
    As of January 31, 2023, we employed 2,700 people on a full-time basis, 2,042 in the U.S. and 658 in Europe, and an additional 186 part-time employees. We do not regularly use independent contractors in our business operations. To date, we have not experienced any work stoppages as a result of labor disputes, and we consider our relationship with our employees to be good. Our employees are not covered by a collective bargaining agreement.
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
ITEM 1A.    RISK FACTORS
The following risks should be considered in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, including the risks and uncertainties described in the forward-looking statements, and our financial statements and the related notes appearing under Item 8 of this Form 10-K. The following is a cautionary discussion of risks, uncertainties and assumptions that we believe are material to our business. These risks may affect our operating results and, individually or in the aggregate, could cause our actual results to differ materially from past and projected future results. Some of these risks and uncertainties could affect particular revenue sources or segments, while others could affect our full business. Although risks are organized by headings, and each risk is discussed separately, many are interrelated. Except as required by applicable law, we undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise. You should, however, consult any subsequent disclosures we make from time to time in materials filed with the SEC.
Risks related to our Reliance on CNH Industrial
We are substantially dependent upon CNH Industrial, our primary supplier of equipment and parts inventory.
    The substantial majority of our business involves the sale and distribution of new equipment and after-market parts supplied by CNH Industrial and the servicing of equipment manufactured by CNH Industrial. In fiscal 2023, CNH Industrial supplied approximately 76% of the new equipment sold in our Agriculture segment, 76% of the new equipment sold in our Construction segment, and 60% of the new equipment sold in our International segment, and supplied a significant portion of our parts inventory. The success of our stores, and our business as a whole, is dependent on CNH Industrial in several key respects.
    First, we rely on CNH Industrial for new equipment inventory. Our ability to maintain or grow market share is dependent on CNH Industrial’s ability to design, manufacture, allocate and deliver to our stores at the right time high quality and desirable products that compare favorably to those of our principal competitors in terms of price, quality, functionality, features, connected and digital solutions, and autonomy. Supply chain issues, labor disputes such as strikes, and labor shortages could diminish the manufacturing output of CNH Industrial's plants, resulting in our stores not receiving inventories in the expected quantities and timelines necessary to satisfy customer demand. Any failure of CNH Industrial to offer competitive products, or delays in bringing strategic new products to market or delivery of ordered products to our stores could have a material adverse effect on our business, results of operations and financial condition.
    Second, CNH Industrial supports our business by providing financial assistance and marketing support including the following:
•Floorplan payable financing for the purchase of a substantial portion of our equipment inventory;
•Retail financing used by many of our customers to purchase CNH Industrial equipment from us;
•Incentive, financing, and discount programs offered from time to time that enable us to price our products more competitively; and
•Promotional and marketing activities on national, regional and local levels.
    Our financial performance is dependent on CNH Industrial's continued commitment to these offerings, at a level that allows us to be competitive in our markets.
    Third, CNH Industrial provides product warranties and, in some cases, extended warranties to our customers. Our stores perform warranty work for equipment under these product warranties, and we direct bill CNH Industrial as opposed to invoicing the customer. At any particular time, we have significant receivables from CNH Industrial for warranty work performed. CNH Industrial’s commitment to its product warranties is important to both our market share success and our warranty related parts and service revenue.
    CNH Industrial may be adversely impacted by global economic conditions and economic downturns, industry declines, natural disasters, labor strikes or similar disruptions, changes in interest rates, energy prices, inflation, financial performance and liquidity concerns, supply shortages or rising raw materials costs, failed strategic initiatives, or other adverse events. Our business, results of operations, and financial condition could be materially adversely affected as a result of any event that has a material adverse effect on CNH Industrial.

    Furthermore, our financial performance and future success are highly dependent on the overall reputation, brand and success of CNH Industrial in the agricultural and construction equipment manufacturing industries, including its ability to maintain a competitive position in product innovation, product quality, and product pricing.
The terms of our CNH Industrial dealer agreements subject us to restrictions that may adversely impact our business.
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
Risks Related to Economic Conditions Affecting our Customers' Demand for our Products and Services
Our agriculture equipment sales are significantly affected by net farm income, which is influenced by factors over which we have no control.
    Farmers' capital expenditures often follow a cyclical pattern, with increased equipment purchases typically occurring during boom cycles spurred by high net farm income and strong farmer balance sheets. Net farm income is influenced by factors such as:
•the price of agricultural commodities and the ability to competitively export agricultural commodities;
•the cost of farm inputs including value of land, seed, fertilizer, fuel, labor and other inputs;
•the demand for food products and products made with farm commodities such as bio fuels;
▪the availability of stocks from previous harvests; and
•agricultural policies, including aid and subsidies to agricultural enterprises provided by governments, policies impacting commodity prices or limiting the export or import of commodities, and alternative fuel mandates.

    In addition to macroeconomic drivers of net farm income, local growing conditions also influence farmers’ buying sentiment. Therefore, droughts, excess rain, hail, and other unfavorable climatic conditions affecting certain geographic regions will adversely impact the local farmers’ buying sentiment.
    The nature of the agricultural industry is such that a downturn in equipment demand can occur suddenly, resulting in negative impacts on dealers in the form of declining revenues, reduced or negative profit margins, excess new and used equipment inventories, lower inventory turns, and increased floorplan interest expenses. These downturns may be prolonged, and during these periods, our revenues and profitability could be harmed, including severely.
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
    Our construction equipment customers primarily operate in the natural resource, construction, transportation, agriculture, manufacturing, industrial processing and utilities industries. The construction equipment market is influenced by factors such as:
•the amount and timing of public infrastructure spending;
•the level of new residential and non-residential construction; and
•the amount of capital spending in oil and gas, forestry, agricultural and mining.

    The construction industry in many of our geographical areas has experienced periodic, and sometimes prolonged, economic down cycles. During these downturns, our revenues and profitability could be adversely impacted.

Inflationary increases to cost of equipment combined with higher interest rates may negatively impact our customers' equipment purchasing decisions.

Many of our customers finance their equipment purchases. The ability to obtain affordable financing is an important part of a customer's decision to purchase agricultural or construction equipment. Periods of elevated inflation and increased interest rates will increase financing costs and installment payment obligations of our customers, which may make equipment purchases less affordable for customers and impact purchasing decisions and, as a result, our revenue and profitability may decrease.
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

The recent agreements of equipment manufacturers, including CNH Industrial, to provide farmers and independent repair shops access to diagnostic tools, combined with an enactment of proposed right to repair legislation, could negatively impact our repair services business.
Proposed state and federal legislation has been introduced, including in states in our footprint, that generally would require the manufacturers of products to provide the purchaser and/or independent repair technicians with documents, diagnostic software, and other information that would allow the equipment to be repaired without having it returned to the dealer for repair. Separately, the American Farm Bureau Federation and CNH Industrial brands, Case IH and New Holland, signed a memorandum of understanding in March 2023 that allows farmers and independent repair shops to access CNH Industrial's brand manuals, tools, product guides and information to self-diagnose and self-repair machines, as well as provides support from CNH Industrial brands for farmers and independent repair shops to directly purchase diagnostic tools. The Memorandum of Understanding follows a similar format as agreed to by John Deere earlier this year which, in turn, follows the auto industry format. It is difficult to predict the impact that right to repair legislation, if enacted in any our states of operation, or the CNH Memorandum of Understanding, will have on our repair services business.
Risks Related to Supply Chain
Our business has been adversely impacted by supply chain distributions.
    Our suppliers have experienced continuing supply chain disruptions, including country of origin production and port delays. Additionally, trucker, dockworker, and labor shortages, a surge of consumer demand, and other factors have led to industry-wide delays and inflationary trends, which have also impacted the Company. Our suppliers' challenges directly affect us through price increases, which we may be unable to pass along to our customers, and disruptions and delays on delivery of certain products, which may cause us to lose business or delay our ability to recognize revenue.
Risks of International Operations
Our international operations expose us to risks and uncertainties.
    We currently operate dealership locations in Bulgaria, Germany, Romania, and Ukraine. In fiscal 2023, total International segment revenues were 13.5% of our consolidated total revenue. As of January 31, 2023, total International segment assets were 14.4% of our consolidated total assets.
    Our operations in international markets, subject us to risks and uncertainties arising from the differing legal, political, social and regulatory environments and economic conditions in the countries in which we operate. These risks include:
•difficulties in implementing our business model in foreign markets;
•costs and diversion of domestic management attention related to oversight of international operations;
•unexpected adverse changes in export duties, currency or payment controls that impact our ability to repatriate funds from the county, quotas and tariffs and difficulties in obtaining import licenses;
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
    The Russian military occupation of Ukraine has significantly disrupted our Ukrainian operations and resulted in the temporary shut-down of our 9 Ukrainian stores during early fiscal 2023, all locations have since reopened. The outcome of the Russian military operation remains unclear and we cannot predict the impact this conflict will have on our Ukrainian operations. In fiscal 2023, revenues of our Ukrainian subsidiary declined 40.5% from fiscal 2022 and the conflict could continue to negatively impact revenues in fiscal 2024. The military conflict and related political instability, if it intensifies, may make it impossible for us to effectively operate our Ukraine dealerships, which may result in our decision to cease operations in Ukraine. This would result in asset write-offs and a loss in revenues and profits. See additional information in Note 1 to the Consolidated Financial Statements at Item 8. Even if we are able to continue operations, we expect that the military conflict has significantly impacted, and we expect will continue to impact our customers' liquidity and their purchasing decisions for our products and services. If no crops are planted or the upcoming growing season is negatively impacted, it will limit our ability to generate cash and repay outstanding debt, and as a result of imposed currency exchange controls and other restrictions, restrict our ability to manage our cash held in Ukraine and our investment in our Ukrainian business. The military intervention has disrupted our Ukrainian work force, with certain employees being called to active military duty and other employees leaving the country and working remotely. Additional risks related to our operations in Ukraine, likely made more acute by the impact of the military conflict, include further devaluation of the local currency, increased interest rates and increased inflation.
    These factors, in addition to others, have negatively impacted our financial condition and results of operations in 2022 and may continue to impact our business in Ukraine in future periods, including on a more acute basis.
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
    Our used equipment is generally acquired as trade-ins from customers in connection with equipment sales to those customers. Equipment inventories are stated at the lower of cost or net realizable value. Adjustments to market value of inventory are recognized as a cost of sales, negatively impacting earnings, in the periods in which they occur. Our estimates of net realizable value for our used equipment, as determined at the time of the trade-in or in connection with an acquisition of a new dealership, may prove to be inaccurate, given the potential for sudden changes in market conditions and other factors beyond our control. Moving from our normal retail marketing channel to more aggressive marketing channels for specific pieces or categories of equipment inventory, particularly as equipment inventory ages, will generally result in lower sales prices. Pricing and other terms of sale of used equipment can be significantly adversely affected by the limited market for certain types of used equipment.
Our level of indebtedness could limit our financial and operational flexibility.
    As of January 31, 2023, our indebtedness included floorplan payable financing, real estate mortgage financing arrangements that are secured by real estate assets and other long-term debt. In addition, we have obligations under our lease agreements for our store locations and corporate headquarters. Our level of indebtedness could have important consequences. For example, it could:
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
    We are engaged in the implementation of a new ERP system. The ERP system is designed to accurately maintain our books and records and provide information to management important to the operation of our business. Our ERP transition has required, and will continue to require, the investment of significant human and financial resources. We have, and may continue to experience challenges as we work toward the completion of the ERP conversion. Beyond cost and scheduling, potential flaws in the implementation of an ERP system may pose risks to the Company’s ability to operate successfully and efficiently, including our ability to prepare timely and accurate SEC filings. If we are unable to successfully implement the new ERP system as planned, our financial position, results of operations and cash flows could be negatively impacted.
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
    The agricultural and construction equipment businesses are highly seasonal, which causes our quarterly results and cash flows to fluctuate during the year. Farmers generally purchase agricultural equipment and service work in preparation for, or in conjunction with, the spring planting and fall harvesting seasons. Construction equipment customers’ purchases of equipment and service work, as well as rental of equipment, are also seasonal in our stores located in colder climates where construction work slows significantly in the winter months. In addition, the fourth quarter typically is a significant period for equipment sales in the United States because of our customers’ year-end tax planning considerations, the timing of dealer incentives and the increase in availability of farmers’ funds from completed harvests and construction customers' funds from completed projects. Also, numerous external factors such as credit markets, commodity prices, weather conditions, and other circumstances may disrupt normal purchasing practices and customers’ sentiment, further contributing to the seasonal fluctuations.
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
    The regulation of GHG emissions from the equipment we sell could result in additional manufacturing costs to our suppliers who, in turn, will likely pass along those costs to us. We may not be successful in passing along the equipment price increases to our customers, which could impact our results of operation. To the extent that we attempt to pass along price increases to our customers, the increased costs of equipment may negatively affect their purchasing decisions.
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
Our acquisitions may not be successful.
    There are risks associated with acquisitions of new dealerships. These risks include incurring significantly higher than anticipated capital expenditures and operating expenses; unexpected liabilities; synergies, economies of scale and cost reductions not occurring as anticipated; failing to integrate the operations and personnel of the acquired dealerships; employee attrition at the acquired business; disrupting our ongoing business; diluting the effectiveness of our management; failing to maintain uniform standards, controls and policies; and impairing relationships with employees and customers as a result of changes in management. To the extent we do not successfully avoid or overcome the risks or problems related to acquisitions, our results of operations and financial condition could be adversely affected. Future acquisitions also may have a significant impact on our financial position and capital needs, and could cause substantial fluctuations in our quarterly and yearly results of operations or result in a diversion of management's time and attention from our core business. Acquisitions could include significant intangible assets and goodwill. If the acquisitions giving rise to these intangible assets are unsuccessful, this may result in future impairment charges that would reduce our stated earnings.
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
In addition, in recent years it has been unusually difficult to hire and retain employees, which we believe is primarily attributable to market conditions which in turn has created increased competition in labor markets. Difficulties in hiring and retaining employees and heightened competition for employees may impact our ability to serve customers, increase our costs, and impair our efficiency and effectiveness and our ability to pursue growth opportunities.
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
    The efficient operation of our business is dependent on our information technology systems. We use information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. Additionally, in the ordinary course of our business, we collect and store sensitive data, including proprietary business information of our customers and suppliers, as well as personally identifiable information of our customers and employees, in our data centers and on our networks. The secure operation of these information technology networks and the systems of the third parties with whom we do business and the processing and maintenance of information is critical to our operations. Despite the security measures and business continuity plans, put in place by us and our third party providers, our information technology and infrastructure may be vulnerable to damage, disruptions or shutdowns due to attacks by hackers or breaches due to employee error or malfeasance or other disruptions arising from power outages, telecommunication failures, terrorist acts, natural disasters, or other catastrophic events. The occurrence of these events could compromise our networks, and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws that protect the privacy of personally identifiable information, disrupt our operations, and damage our reputation, which could adversely affect our business, results of operations, and financial condition. In particular, given our Europe operations, the European Union General Data Protection Regulation imposes stringent data protection requirement and provides significant penalties for noncompliance. In addition, as security threats continue to evolve and increase in frequency and sophistication, we may need to invest additional resources to protect the security of our systems.
    We maintain cyber risk insurance, but this insurance may not be sufficient to cover all of our losses from any future breaches of our systems.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
    None.

ITEM 2.    PROPERTIES
Equipment Stores
    As of January 31, 2023, we operated 121 agricultural and construction equipment stores in the United States and Europe in the following locations:

	Agriculture Segment	Construction Segment	International Segment	Total
United States
North Dakota	12	4	—	16
Minnesota	13	3	—	16
Iowa	12	3	—	15
Nebraska	14	2	—	16
South Dakota	10	2	—	12
Colorado	—	3	—	3
Idaho	1	—	—	1
Kansas	1	—	—	1
Missouri	1	—	—	1
Montana	1	—	—	1
Washington	1	—	—	1
Wisconsin	1	1	—	2
Wyoming	1	—	—	1
European Countries
Bulgaria	—	—	7	7
Germany	—	—	5	5
Romania	—	—	14	14
Ukraine	—	—	9	9
Total	68	18	35	121
Store Lease Arrangements
    As of January 31, 2023, we leased 67 store facilities with lease arrangements expiring at various dates through February 28, 2031. Many of our lease agreements include fair market value purchase options, rights of first refusal, lease term extension options, or month-to-month or year-to-year automatic renewal provisions at the conclusion of the original lease period. A majority of the leases provide for fixed monthly rental payments and require us to pay the real estate taxes on the properties for the lease periods. We are generally responsible for utilities and maintenance of the leased premises. All of the leases require that we maintain public liability, property casualty, and personal property insurance on each of the leased premises. The leases generally require us to indemnify the lessor in connection with any claims arising from the leased premises during our occupation of the property. We believe our facilities are adequate to meet our current and anticipated needs.
    In recent years, we have been strategically purchasing real estate and financing the purchases with long term debt, to take advantage of low interest rates. We currently own the store facilities for 50 U.S. dealership locations and four Germany dealership locations. We have incurred debt financing and have been granted mortgages on these owned facilities. The remainder of our U.S. and international store locations are leased from third parties.
    As part of our due diligence review prior to a dealership acquisition, we evaluate the adequacy, suitability and condition of the related real estate. Our evaluation typically includes a Phase I environmental study, and if deemed necessary, a Phase II environmental study of the real property to determine whether there are any environmental concerns. If any environmental concerns exist, we generally require that such concerns be addressed prior to acquisition of the dealership real estate.
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
ITEM 4.    MINE SAFETY DISCLOSURES
    Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
    The names, ages and positions of our executive officers are as follows:

Name	Age	Position
David Meyer	69	Board Chair and Chief Executive Officer
Robert Larsen	37	Chief Financial Officer and Treasurer
Bryan Knutson	44	President and Chief Operating Officer
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
    Robert Larsen became our Chief Financial Officer in December 2022. Prior to joining us, he served as the Head of Finance for CNH Industrial’s team focused on precision technology. Prior to joining CNH Industrial, Mr. Larsen held various positions at Raven Industries starting in 2016, including Director of Finance, Director of Investor Relations and various other roles. Mr. Larsen began his career as an accountant with PricewaterhouseCoopers LLP and is a Certified Public Accountant.
    Bryan Knutson became our Chief Operating Officer in August 2017 and previously served as our Vice President, Ag Operations since 2016. In 2022 Mr.Knutson was appointed to President. Mr. Knutson joined the company in 2002 where he began his career in equipment sales later advancing to store manager, complex manager and region manager prior to his current role. Mr. Knutson is a current board member and Chairman of the Pioneer Equipment Dealers Association.
PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
    Our common stock is listed for trading on the Nasdaq Stock Market and trades under the symbol "TITN". As of March 24, 2023, there were approximately 580 record holders of our common stock, which excludes holders whose stock is held either in nominee name or street name brokerage accounts.
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
UNREGISTERED SALES OF EQUITY SECURITIES
    We did not have any unregistered sales of equity securities during the fiscal quarter ended January 31, 2023.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
    For information on securities authorized for issuance under our equity compensation plans, refer to Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."
REPURCHASES
    We did not engage in any repurchases of our common stock during the fiscal quarter ended January 31, 2023.

STOCK PERFORMANCE GRAPH
    The following graph compares the cumulative total return for the last trading day of our last five fiscal years on a $100 investment (assuming dividend reinvestment) on January 31, 2018, the last trading day before our fifth preceding fiscal year, in each of our common stock, the Russell 2000 Index and the S&P 500 Retail Index.

225.00
200.00
175.00
150.00
125.00
100.00
75.00
50.00
25.00
2018
2019
2020
2021
2022
2023
Titan Machinery Inc.
Russell 2000 Index
S&P 500 Retail Index

	January 31,
	2018	2019	2020	2021	2022	2023
Titan Machinery Inc.	$100.00	$87.20	$56.82	$99.12	$143.32	$204.47
Russell 2000 Index	100.00	95.20	102.48	131.66	128.79	122.66
S&P 500 Retail Index	100.00	104.82	125.27	176.00	191.64	154.13

ITEM 6.    [RESERVED]

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
    A discussion of changes in our Financial Results and Cash Flow Comparisons from fiscal year 2021 to fiscal year 2022 has been omitted from this Form 10-K, but may be found in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended January 31, 2022, filed with the SEC on April 1, 2022.
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
    The new equipment and parts we sell are supplied primarily by CNH Industrial. According to its public reports, CNH Industrial is a leading manufacturer and supplier of agricultural and construction equipment based on the number of units sold, primarily through the Case IH Agriculture, New Holland Agriculture, Case Construction and New Holland Construction brands. Sales of new CNH Industrial products accounted for approximately 73% of our new equipment revenue in fiscal 2023, with our single largest manufacturer other than CNH Industrial representing approximately 4% of our total new equipment sales in fiscal 2023. We acquire used equipment for resale primarily through trade-ins from our customers and in some cases through selective purchases. We sell parts and provide in-store and on-site repair and maintenance services. We rent equipment and provide other ancillary services such as equipment transportation, GPS signal subscriptions, farm data management systems, precision farming equipment, and finance and insurance products.
    Throughout our 42-year operating history, we have built an extensive, geographically contiguous network of 86 stores located in the United States and 35 stores in Europe. We have a history of growth through acquisitions, including over 55 acquisitions in 15 U.S. states and four European countries since January 1, 2003. We believe that there will continue to be opportunities for dealership consolidation in the future, and we expect that acquisitions will continue to be a component of our long-term growth strategy.
Certain External Factors Affecting our Business
    We are subject to a number of factors that affect our business including those factors discussed in the sections in this annual report entitled "Risk Factors" and "Information Regarding Forward-Looking Statements." Certain of these external factors include, but are not limited to, the following:
Russia/Ukraine Geopolitical Conflict
    Since the onset of the active conflict in February 2022, most of Titan Machinery Ukraine's customers have been able to continue their work, although at a reduced capacity and schedule. The Company's business systems in Ukraine have continued

to function but have been, and could continue to be, negatively impacted in the future. Some of Titan Machinery Ukraine's back office employees have been able to relocate outside of Ukraine and continue to work for the Company, while the customer support and sales teams have remained in Ukraine. For the fiscal year ended January 31, 2023, Titan Machinery Ukraine's revenues are down approximately 40.5% from the prior fiscal year.
As of January 31, 2023, the Company had total assets of $27.4 million in Ukraine. The physical assets (e.g. inventory and fixed assets) are almost exclusively located in central and western areas of the country. Total Company assets in Ukraine as of January 31, 2022 were $32.7 million.
The situation in Ukraine is highly complex and continues to evolve. If the Company cannot provide efficient and uninterrupted services to its customers, this could worsen the conflict's adverse effect on the Company's operations and business in Ukraine. In addition, the Company's ability to maintain adequate liquidity for our operations in Ukraine is dependent on a number of factors, including Titan Machinery Ukraine's revenue and earnings, which have been and could continue to be, significantly impacted by the conflict. Further, any major breakdown or closure of utility services, any major threat to civilians in our footprint, disruption of commodity exports from Ukraine, or international banking disruption could materially impact the operations and liquidity of Titan Machinery Ukraine.
Supply Chain Disruptions
    Equipment availability continues to be challenging as supply chain disruptions throughout 2021 continued throughout 2022, along with increased domestic and global demand for equipment inventory, have caused many manufacturers to be unable to produce enough equipment to meet demand. The timing of the completion of equipment and the resulting delivery to the end customer can shift from quarter to quarter or in some cases, year to year, thereby potentially impacting when we are able to receive the inventory, enter into sales transactions with our customers, and recognize the revenue. These supply chain issues have been further complicated by labor shortages as well as the announcement by CNH Industrial that it will be implementing an equipment allocation methodology to determine production slots for calendar year 2023. All of these factors may limit our ability to match customer demand on certain products in fiscal 2024. We will continue to work with our manufacturers to source future inventory to fulfill as much customer demand as possible.
Macroeconomic and Industry Factors
    Our Agriculture and International businesses are primarily driven by the demand for agricultural equipment for use in the production of food, fiber, feed grain and renewable energy. Agriculture industry factors such as changes in agricultural commodity prices and net farm income, have an effect on customer sentiment and their ability to secure financing for equipment purchases. Macroeconomic and industry factors that affect commodity prices and net farm income include changing worldwide demand for agriculture commodities, crop yields and supply disruptions caused by weather patterns and crop diseases, crop stock levels, production costs, and changing U.S. dollar foreign currency exchange rates. Based on U.S. Department of Agriculture ("USDA") publications, the most recent estimate of net farm income for calendar year 2022 increased 15.5% compared to calendar year 2021 due to U.S. crop production and increased commodity exports and partially offset by a reduction in U.S. Federal government's direct farm program payments. Based on its February 2023 report, the USDA projected net farm income for calendar year 2023 to decrease 15.9%, as compared to calendar year 2022, but still remain above historical levels.
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
Dependence on our Primary Supplier
    The majority of our business involves the distribution and servicing of equipment manufactured by CNH Industrial. In fiscal 2023, CNH Industrial supplied approximately 76% of the new equipment sold in our Agriculture segment, 76% of the new equipment sold in our Construction segment, and 60% of the new equipment sold in our International segment, and represented a significant portion of our parts revenue. Thus, we believe the following factors have a significant impact on our operating results:
•CNH Industrial’s product offerings, reputation and market share;
•CNH Industrial’s product prices and incentive and discount programs;
•CNH Industrial's supply of inventory and ability to meet delivery timelines;
•CNH Industrial's implementation of an equipment allocation methodology for use in determining production slots in calendar year 2023;
•CNH Industrial's offering of floorplan payable financing for the purchase of a substantial portion of our inventory; and
•CNH Industrial's offering of financing and leasing used by our customers to purchase CNH Industrial equipment from us.
Credit Market Changes
    Changes in credit markets can affect our customers' ability and willingness to make capital expenditures, including purchasing our equipment. Tight credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets have the potential to adversely affect our business. Such disruptions in the overall economy and financial markets and the related reduction in consumer confidence in the economy, slow activity in the capital markets, negatively affect access to credit on commercially acceptable terms, and may adversely impact our customers' access to credit and the terms of any such credit. However, if retail interest rates continue to rise, our business may be negatively affected by customers who find financing purchases of our equipment less attractive due to higher borrowing costs.
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

Significant Items Impacting Our Financial Position and Results of Operations
Heartland Acquisition
On August 1, 2022 we acquired all interests of three entities, Heartland Agriculture, LLC, Heartland Solutions, LLC, and Heartland Leveraged Lender, LLC, (collectively referred to as "Heartland Companies"). The acquired business consisted of 12 CaseIH commercial application agriculture locations, in the states of Idaho, Iowa, Kansas, Minnesota, Missouri, Montana, Nebraska, North Dakota, South Dakota, Washington, and Wisconsin. Our acquisition of these entities provides the Company the opportunity for synergies due to overlap of our footprints, which allows us to package deals that will include both commercial application equipment as well as other agricultural and construction equipment to commercial customers within our core footprint. Total cash consideration paid for the business was $94.4 million, which was financed through available cash resources and line of credit availability. The locations of the 12 Heartland Companies are included within our Agriculture segment.
Mark's Machinery Acquisition
On April 1, 2022, we acquired certain assets of Mark's Machinery, Inc. The acquired business consisted of two agricultural equipment stores in Wagner and Yankton, South Dakota. Total cash consideration paid for the business was $7.7 million which was financed through available cash resources. In conjunction with the acquisition, we purchased the real estate for $2.5 million which was financed with available cash and long term debt. The two Mark's Machinery locations are included within our Agriculture segment.
Fargo Tractor Divestiture
On March 1, 2022, we divested our consumer products store in Fargo, ND. The sale of this location resulted in a $1.4 dollar gain which is included in fiscal 2023 consolidated operating expenses. The gain on the sale is included in the Construction segment.
Montana and Wyoming Divestiture
    On January 24, 2022, we divested four dealership locations in Billings, Great Falls, and Missoula, Montana and Gillette, Wyoming. The sale of these locations resulted in a $5.7 million gain which is included in fiscal 2022 consolidated operating expenses. The gain on the sale is included in the Construction segment.
Jaycox Acquisition
On December 1, 2021, we acquired certain assets of Jaycox Implement ("Jaycox"). The acquired business consisted of three CaseIH agriculture dealership locations in Worthington and Luverne, Minnesota and Lake Park, Iowa. Total cash consideration paid for the business was $28.2 million which was financed through available cash resources. In conjunction with the acquisition, we purchased the real estate for $5.5 million which was financed with available cash and long term debt. The three Jaycox locations are included within our Agriculture segment.
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
Floorplan Interest
    The cost of financing inventory is an important factor affecting our results of operations. Floorplan payable financing from CNH Industrial Capital, the Bank Syndicate Agreement, DLL Finance and various credit facilities related to our foreign subsidiaries represent the primary sources of financing for equipment inventories. CNH Industrial regularly offers interest-free periods as well as additional incentives and special offers. As of January 31, 2023, 82.4% of our floorplan payable financing was non-interest bearing.
Other Interest Expense
    Interest expense represents the interest on our debt instruments, other than floorplan payable financing facilities. This includes long-term debt used to finance the purchase of real estate and vehicles.

Results of Operations
    Comparative financial data for each of our four sources of revenue for fiscal 2023 and 2022 are presented below. The results include the acquisitions made during these periods. The year-to-year comparison included below is not necessarily indicative of future results. Information regarding segment revenue and income (loss) before income taxes is presented for each fiscal year following our discussion of the consolidated results of operations. Additional information regarding our segments is included in Note 21 of our consolidated financial statements.

	Year Ended January 31,
	2023	2022
	(dollars in thousands)
Equipment
Revenue	$1,711,559	$1,291,684
Cost of revenue	1,477,539	1,130,205
Gross profit	$234,020	$161,479
Gross profit margin	13.7%	12.5%
Parts
Revenue	$327,196	$266,916
Cost of revenue	220,418	186,324
Gross profit	$106,778	$80,592
Gross profit margin	32.6%	30.2%
Service
Revenue	$129,803	$115,641
Cost of revenue	46,208	38,771
Gross profit	$83,595	$76,870
Gross profit margin	64.4%	66.5%
Rental and other
Revenue	$40,748	$37,665
Cost of revenue	25,302	23,882
Gross profit	$15,446	$13,783
Gross profit margin	37.9%	36.6%

    The following table sets forth our statements of operations data expressed as a percentage of revenue for the fiscal years indicated.

	Year Ended January 31,
	2023	2022
Revenue
Equipment	77.5%	75.4%
Parts	14.8%	15.6%
Service	5.9%	6.8%
Rental and other	1.8%	2.2%
Total Revenue	100.0%	100.0%
Total Cost of Revenue	80.1%	80.6%
Gross Profit Margin	19.9%	19.4%
Operating Expenses	13.6%	14.1%
Impairment of Intangible and Long-Lived Assets	—%	0.1%
Income from Operations	6.3%	5.3%
Other Income (Expense)	(0.2)%	(0.2)%
Income Before Income Taxes	6.1%	5.1%
Provision for Income Taxes	1.5%	1.2%
Net Income	4.6%	3.9%
Fiscal Year Ended January 31, 2023 Compared to Fiscal Year Ended January 31, 2022
Consolidated Results
Revenue

	Year Ended January 31,		Increase/	Percent
	2023	2022	(Decrease)	Change
	(dollars in thousands)
Equipment	$1,711,559	$1,291,684	$419,875	32.5%
Parts	327,196	266,916	60,280	22.6%
Service	129,803	115,641	14,162	12.2%
Rental and other	40,748	37,665	3,083	8.2%
Total Revenue	$2,209,306	$1,711,906	$497,400	29.1%
    The increase in total revenue for fiscal 2023, as compared to fiscal 2022, was primarily the result of Company-wide same-store sales increase of 22.4% over the prior fiscal year and our acquisitions of Jaycox Implement, Mark's Machinery, and the Heartland Companies, completed in December 2021, April 2022, and August 2022, respectively, which was partially offset by the divestitures in Billings, Great Falls, and Missoula, Montana and Gillette, Wyoming, in January 2022, and Fargo, North Dakota in March 2022. The strong same store sales increase was primarily driven by agriculture equipment sales, which benefited from high demand levels that were supported by higher commodity prices and higher net farm income.

Gross Profit

	Year Ended January 31,		Increase/	Percent
	2023	2022	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$234,020	$161,479	$72,541	44.9%
Parts	106,778	80,592	26,186	32.5%
Service	83,595	76,870	6,725	8.7%
Rental and other	15,446	13,783	1,663	12.1%
Total Gross Profit	$439,839	$332,724	$107,115	32.2%
Gross Profit Margin
Equipment	13.7%	12.5%	1.2%	9.6%
Parts	32.6%	30.2%	2.4%	7.9%
Service	64.4%	66.5%	(2.1)%	(3.2)%
Rental and other	37.9%	36.6%	1.3%	3.6%
Total Gross Profit Margin	19.9%	19.4%	0.5%	2.6%
Gross Profit Mix
Equipment	53.2%	48.6%	4.6%	9.5%
Parts	24.3%	24.2%	0.1%	0.4%
Service	19.0%	23.1%	(4.1)%	(17.7)%
Rental and other	3.5%	4.1%	(0.6)%	(14.6)%
Total Gross Profit Mix	100.0%	100.0%
    Gross profit increased 32.2% or $107.1 million from fiscal 2022 to fiscal 2023, primarily due to higher revenue and gross profit from our equipment and parts business. Gross profit margin increased from 19.4% in fiscal 2022 to 19.9% in fiscal 2023. The increase in overall gross profit margin was primarily due to stronger equipment margins, which were positively impacted by favorable end market conditions.
    Our Company-wide absorption rate declined to 82.7% for fiscal 2023 as compared to 84.6% during fiscal 2022. The absorption rate in both years was favorably impacted by gains recognized on divestitures in our Construction segment. There was a gain of $1.4 million recognized on the divestiture of our consumer products store in North Dakota in the fist quarter of fiscal 2023, and a $5.7 million gain recognized on the divestiture of one Wyoming and three Montana stores in the fourth quarter of fiscal 2022. Excluding these divestiture related gains, absorption was flat at 82.2%.
Operating Expenses

	Year Ended January 31,		Increase/	Percent
	2023	2022	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$301,516	$241,044	$60,472	25.1%
Operating Expenses as a Percentage of Revenue	13.6%	14.1%	(0.5)%	(3.5)%
    Operating expenses for fiscal 2023 increased $60.5 million, as compared to fiscal 2022. The increase in operating expenses was primarily due to variable expenses associated with increased sales as well as acquisitions that have occurred in the last fourteen months. In fiscal 2023, operating expenses as a percentage of revenue decreased to 13.6% from 14.1% in fiscal 2022. The decrease in operating expenses as a percentage of total revenue was due to the increase in total revenue in fiscal 2023 compared to fiscal 2022, which positively affected our ability to leverage our fixed operating costs.

Impairment Charges

	Year Ended January 31,			Percent
	2023	2022	Decrease	Change
	(dollars in thousands)
Impairment of Intangible and Long-Lived Assets	—	1,498	(1,498)	n/m
    During fiscal 2023, the Company did not recognize any impairment charges. In fiscal 2022, the Company recognized $1.5 million of impairment charges related to certain intangible and long-lived assets, in our International segment.
Other Income (Expense)

	Year Ended January 31,		Increase/	Percent
	2023	2022	(Decrease)	Change
	(dollars in thousands)
Interest and other income (expense)	$3,862	$2,431	$1,431	58.9%
Floorplan interest expense	(1,875)	(1,175)	700	59.6%
Other interest expense	(5,069)	(4,537)	532	11.7%
    The increase in interest and other income (expense) compared to fiscal 2022 is primarily the result of a strengthening U.S. dollar relative to the Euro thus creating foreign currency gains in fiscal 2023. The increase in floorplan interest expense for fiscal 2023, as compared to fiscal 2022, was primarily due to increased interest-bearing borrowings. The increase in other interest expense in fiscal 2023 is the result of an increased amount of long term debt resulting from real estate purchased via acquisition or the buyout of previously leased facilities in fiscal 2022 and 2023.
Provision for Income Taxes

	Year Ended January 31,			Percent
	2023	2022	Increase	Change
	(dollars in thousands)
Provision for Income Taxes	$33,373	$20,854	$12,519	60.0%
    Our effective tax rate increased from 24.0% in fiscal 2022 to 24.7% in fiscal 2023. The effective tax rate for each of the years ended January 31, 2023 and 2022, is subject to variation due to factors such as impact of certain discrete items, mainly the vesting of share-based compensation, the mix of domestic and foreign income and the impact of valuation allowances on certain of our foreign deferred tax assets.
    See Note 14 to our consolidated financial statements for further details on our effective tax rate.

Segment Results

	Year Ended January 31,		Increase/	Percent
	2023	2022	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$1,601,720	$1,076,751	$524,969	48.8%
Construction	308,457	317,164	(8,707)	(2.7)%
International	299,129	317,991	(18,862)	(5.9)%
Total	$2,209,306	$1,711,906	$497,400	29.1%

Income (Loss) Before Income Taxes
Agriculture	$102,733	$60,567	$42,166	69.6%
Construction	18,569	15,543	3,026	19.5%
International	20,197	12,552	7,645	60.9%
Segment income before income taxes	141,499	88,662	52,837	59.6%
Shared Resources	(6,258)	(1,761)	(4,497)	n/m
Total	$135,241	$86,901	$48,340	55.6%
Agriculture
    Agriculture segment revenue for fiscal 2023 increased 48.8% or $525.0 million compared to the same period last year. The higher revenue was driven primarily by an increase in same-store sales of 29.3% for fiscal 2023, as compared to fiscal 2022, as well as the acquisitions of Jaycox Implement, Mark's Machinery, and the Heartland Companies in December 2021, April 2022, and August 2022, respectively. The same-store sales increase was driven by increased demand for equipment due to higher commodity prices and higher net farm income.
    Agriculture segment income before income taxes for fiscal 2023 improved by $42.2 million or 69.6% compared to fiscal 2022. The improvement in segment results was primarily the result of higher equipment revenue along with stronger gross profit margin on equipment driven by increased demand.
Construction
    Construction segment revenue for fiscal 2023 decreased 2.7% or $8.7 million compared to fiscal 2022. However, when accounting for the divestitures of the Billings, Great Falls, and Missoula, Montana and Gillette, Wyoming stores in January 2022, and the North Dakota consumer products store in March 2022, same-store sales increased 25.7%. Higher same-store sales were driven by increased construction activity throughout our footprint.
    The Construction segment income before income taxes was $18.6 million for fiscal 2023 compared to income of $15.5 million for the prior year. The improvement in segment results was primarily due to increased construction activity within our footprint and an increase in rental fleet utilization. The dollar utilization of our rental fleet increased from 26.5% in fiscal 2022 to 30.2% in fiscal 2023. The prior year benefited from a $5.7 million gain on the divestitures of the Billings, Great Falls, and Missoula, Montana and Gillette, Wyoming stores in January 2022.
International
    International segment revenue for fiscal 2023 decreased 5.9% or $18.9 million compared to fiscal 2022. The decrease in revenue was primarily due to a 10.9% devaluation of the Euro, the functional currency in much of our international footprint, but was partially offset by higher commodity prices which drove demand for equipment sales, in fiscal 2023. Revenue, net of the effect of foreign currency fluctuations, was up 4.2% or $13.3 million compared to fiscal 2022. The segment was also negatively impacted by a 40.5% decrease in revenues from our Ukrainian subsidiary due to the Russia-Ukraine conflict, compared to fiscal 2022.
    Our International segment income before income taxes was $20.2 million for fiscal 2023, compared to $12.6 million for fiscal 2022. The higher segment results were primarily the result of improved gross profit margin for our three main revenue streams, equipment, parts, and service. There were no fixed or intangible asset impairment charges recognized in fiscal 2023, while $1.5 million of charges were recognized in fiscal 2022 related to the impairment of certain intangible and long-lived assets of our German subsidiary.

Shared Resources/Eliminations
    We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate most of these net expenses to our segments. Since these allocations are set early in the year, and a portion is planned to be unallocated, unallocated balances may occur and cause a difference in reported shared resource expense. Shared Resource loss before income taxes was $6.3 million for fiscal 2023 compared to $1.8 million for fiscal 2022. Aside from the allocation difference, the lower shared resources results were driven by $1.1 million of acquisition related expenses incurred for the Heartland Companies acquisition.
Non-GAAP Financial Measures
    To supplement our net income and diluted earnings per share ("diluted EPS"), both GAAP measures, we present, and our management utilizes, adjusted net income, adjusted diluted EPS, and adjusted EBITDA, all non-GAAP financial measures. Generally, these non-GAAP financial measures include adjustments for items such as impairment charges and foreign currency remeasurement gains/losses in Ukraine. Furthermore, we calculate adjusted EBITDA as our net income (loss), adjusted for net interest (excluding floorplan interest expense), income taxes, depreciation, amortization, and the adjustments included in our non-GAAP reconciliation as described above, for each of the respective periods. We believe that the presentation of adjusted net income, adjusted diluted EPS and adjusted EBITDA is relevant and useful to our management and investors because they each provide a measurement of earnings on activities that we consider to occur in the ordinary course of our business. In addition, our management uses adjusted EBITDA, as a supplemental measure of financial performance, to evaluate the Company's overall operating performance and believes it provides a useful metric for comparability between periods and across entities within our industry by excluding differences in capital structure, income taxes, non-cash charges and certain activities that occur outside of the ordinary course of our business. Adjusted net income, adjusted diluted EPS, and adjusted EBITDA should be evaluated in addition to, and not considered a substitute for, or superior to, the most comparable GAAP financial measure. In addition, other companies may calculate these non-GAAP financial measures in a different manner, which may hinder comparability of our results with those of other companies.
    The following tables reconcile net income and diluted EPS, GAAP financial measures, to adjusted net income, adjusted diluted EPS, and adjusted EBITDA, all non-GAAP financial measures.

	Year Ended January 31,
	2023	2022
	(dollars in thousands, except per share data)
Adjusted Net Income
Net Income	$101,868	$66,047
Adjustments
Impairment charges	—	1,498
Ukraine remeasurement (gain) / loss	777	(263)
Total Adjustments (1)	777	1,235
Adjusted Net Income	$102,645	$67,282

Adjusted Diluted EPS
Diluted EPS	$4.49	$2.92
Adjustments (2)
Impairment charges	—	0.07
Ukraine remeasurement (gain) / loss	0.03	(0.01)
Total Adjustments (1)	0.03	0.06
Adjusted Diluted EPS	$4.52	$2.98

	Year Ended January 31,
	2023	2022
	(dollars in thousands, except per share data)
Adjusted EBITDA
Net Income	$101,868	$66,047
Adjustments
Interest expense, net of interest income	4,730	4,208
Provision for income taxes	33,373	20,854
Depreciation and amortization	25,197	22,139
EBITDA	165,168	113,248
Adjustments
Impairment charges	—	1,498
Ukraine remeasurement (gain) / loss	777	(263)
Total Adjustments	777	1,235
Adjusted EBITDA	$165,945	$114,483
(1)Due to the income tax valuation allowance on the Ukrainian and German subsidiaries, there are no tax adjustments of the Ukraine remeasurement (gain)/loss or the impairment charge.
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
    As of January 31, 2023, we had floorplan payable lines of credit for equipment purchases totaling $781.0 million, which includes a $500.0 million credit facility with CNH Industrial Capital, a $185.0 million floorplan payable line under the Bank Syndicate Agreement, a $50.0 million credit facility with DLL Finance, and additional credit facilities related to our foreign subsidiaries. Available borrowing capacity under these lines of credit are reduced by amounts outstanding under such facilities, borrowing base calculations and amount of standby letters of credit outstanding with respect to the Bank Syndicate Agreement, and certain acquisition-related financing arrangements with respect to the CNH Industrial Capital credit facility. As of January 31, 2023, the Company was in compliance with the financial covenants under its credit agreements. Additional details on each of these credit facilities are disclosed in Note 8 to our consolidated financial statements included in this annual report.

    As of January 31, 2023, the Company was not subject to the fixed charge ratio covenant under the Bank Syndicate Agreement as our adjusted excess availability plus eligible cash collateral (as defined in the Bank Syndicate Agreement) was not less than 15% of the total amount of the credit facility. Please refer to Note 8 to our consolidated financial statement included in Item 8 for further information regarding the Company's line of credit.
    Our equipment inventory turnover decreased slightly to 3.3 times for fiscal 2023 compared to 3.4 times for fiscal 2022. Our equipment inventory balance increased 65.1% from January 31, 2022 to January 31, 2023. The decrease in equipment turnover was primarily due to the increase in average equipment inventory in fiscal 2023 as compared to fiscal 2022 but was mostly offset by an increase in equipment cost of sales over these time periods. Our equity in equipment inventory, which reflects the portion of our equipment inventory balance that is not financed by floorplan payables, decreased to 51.7% as of January 31, 2023, from 58.2% as of January 31, 2022. The decrease was primarily due to drawing on our floorplan loan with the Bank Syndicate to finance acquisitions in fiscal 2023.
Long-Term Debt Facilities
    As of January 31, 2023, we had a $65.0 million working capital line of credit under the Bank Syndicate Agreement (the "Revolver Loan"). The Revolver Loan is used to finance our working capital requirements and fund certain capital expenditures, as needed. As of January 31, 2023, the Company did not have a need to utilize any of the Revolver Loan, as such the outstanding balance was zero. The Company works with various lenders to finance the purchase of real estate we currently lease or are acquiring through an acquisition. The Company may also decide in the future to finance a portion of our rental fleet as well as our capital expenditures using long-term debt from various lenders.
Adequacy of Capital Resources
    Our primary uses of cash have been to fund our operating activities, including the purchase of inventory and providing for other working capital needs; meeting our debt service requirements; making payments due under our various leasing arrangements; and funding capital expenditures, including the purchase of rental fleet assets. The primary factor affecting our ability to generate cash and to meet cash requirements, is our operating performance as impacted by (i) industry factors, (ii) competition, (iii) general economic conditions, (iv) the timing and extent of acquisitions, and (v) business and other factors including those identified in Item 1A "Risk Factors" and discussed in this Form 10-K.
    Our ability to service our debt will depend upon our ability to generate necessary cash. This will in turn depend on our future acquisition activity, operating performance, general economic conditions, and financial, competitive, business and other factors, some of which are beyond our immediate control. Based on our current operational performance, we believe our cash flow from operations, available cash, and available borrowings under our existing credit facilities will be adequate to meet our liquidity needs beyond the next 12 months.
    In fiscal 2023, we used $10.0 million in cash for rental fleet purchases and $27.2 million in cash for property and equipment purchases and financed $6.4 million in property and equipment purchases with long-term debt and finance leases. The property and equipment purchases in fiscal 2023 primarily related to improvements to, or purchases of, real estate assets and the purchase of vehicles. In fiscal 2022, we used $14.6 million in cash for rental fleet purchases, $23.0 million in cash for property and equipment purchases, and financed $14.6 million in property and equipment purchases with long-term debt. The property and equipment purchases in fiscal 2022 primarily related to the purchase of vehicles, trucks and real estate. We expect our cash expenditures for property and equipment, exclusive of rental fleet purchases, for fiscal 2024 to be approximately $35.0 million and expect cash expenditures for our rental fleet for fiscal 2024 to be approximately $12.0 million. The actual amount of our fiscal 2024 capital expenditures will depend upon factors such as general economic conditions, growth prospects for our industry and our decisions regarding financing and leasing options. We currently expect to finance property and equipment purchases with borrowings under our existing credit facilities, financing with long-term debt, with available cash or with cash flow from operations. We may need to incur additional debt if we pursue any future acquisitions.
    There can be no assurances, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under the credit facilities with the Bank Syndicate, CNH Industrial Capital and DLL Finance in amounts sufficient to allow us to service our indebtedness and to meet our other commitments. If we are unable to generate sufficient cash flow from operations or to obtain sufficient future borrowings, we may be required to seek one or more alternatives such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. There can be no assurances that we will be able to succeed with one of these alternatives on commercially reasonable terms, if at all. In addition, if we pursue strategic acquisitions, we may require additional equity or debt financing to consummate the transactions, and we cannot assure you that we will succeed in obtaining this financing on favorable terms or at all. If we incur additional indebtedness to finance any of these transactions, this may place increased demands on our cash flow from operations to service the resulting increased debt. Our existing debt agreements contain restrictive covenants that may restrict our ability to adopt any of these alternatives. Any non-compliance by us under the terms of our debt agreements could result in an event of default which, if not cured, could result in the acceleration of our debt. We have met all financial covenants under these credit agreements as of January 31, 2023. If anticipated operating results create the likelihood of a future covenant violation, we would seek to work with our lenders on an appropriate modification or amendment to our financing arrangements.
We enter into contractual obligations in the ordinary course of business that may require future cash payments. Such obligations include, but are not limited to, debt arrangements, leasing arrangements, and costs related to Information Technology ("IT"), including ERP expenses. The Notes to the Consolidated Financial Statements provide additional information in regard to Long Term Debt (Note 10) and Leases (Note 13). Other purchase obligations consist primarily of IT related expenses with estimated cash payments of $4.7 million for fiscal 2024, as well as a combined $4.7 million for fiscal years 2025, 2026, and 2027.
Cash Flow
Cash Flow Provided By Operating Activities
    Net cash provided by operating activities in fiscal 2023 was $10.8 million compared to $158.9 million in fiscal 2022. The decrease in net cash provided by operating activities is primarily the result of an increasing inventory balance and a decrease in deferred revenue which were partially offset by an increase in net income and manufacturer floorplan payable balance during fiscal 2023 compared to fiscal 2022.
Cash Flow Used For Investing Activities
    Net cash used for investing activities is primarily comprised of cash used for property and equipment purchases, including rental fleet purchases, and for business acquisitions.
    Net cash used for investing activities was $134.1 million in fiscal 2023, compared to $55.2 million in fiscal 2022. The driver was an increase in acquisition activity, as the Company utilized $100.5 million of cash for acquisitions in fiscal 2023, compared to $33.6 million in the prior year.
Cash Flow Provided By (Used For) Financing Activities
    Net cash provided by financing activities was $22.0 million in fiscal 2023, compared to net cash used for financing activities of $35.3 million in fiscal 2022. In fiscal 2023, net cash provided by financing activities was the result of increased non-manufacturer floorplan payables, which was used to finance acquisitions in fiscal 2023.
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
    During our 2023 fiscal year, we determined that events or circumstances were present that may indicate that the carrying amount of certain of our store long-lived assets might not be recoverable. The events or circumstances which indicated that certain of our store long-lived assets might not be recoverable included a current period operating loss combined with historical losses and anticipated future operating losses within certain of our stores, or an expectation that a long-lived asset (or asset group) will be disposed of before the end of its previously estimated useful life. In light of these circumstances, we performed step one of the impairment analysis for these assets, which have a combined carrying value of $12.6 million, to determine if the asset values are recoverable. In all cases, our analyses indicated that the carrying values are recoverable based on our estimates of future undiscounted cash flows under step one of the impairment analysis.
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
Income Taxes
    In determining our provision for income taxes, we must make certain judgments and estimates, including an assessment of the realizability of our deferred tax assets. In evaluating our ability to realize the benefit of our deferred tax assets we consider all available positive and negative evidence, including our historical operating results and our expectation of future taxable income, the availability to implement prudent tax-planning strategies, and the carryforward periods over which the assets may be realized. These assumptions require significant judgment and estimation.
    In reviewing our deferred tax assets as of January 31, 2023, we concluded that a full valuation allowance continued to be warranted on our Ukrainian and German subsidiaries and our Luxembourg holding company. Due to continued improved performance, a release of the remaining valuation allowance on the Company's Bulgarian subsidiary was recorded. In total, valuation allowances of $6.5 million exist for our international entities as of January 31, 2023.

    At the end of fiscal year ended January 31, 2022, the Company concluded a full valuation allowance continued to be warranted on our Ukrainian subsidiary. It was also concluded that a full valuation allowance was warranted on our German subsidiary and we also recorded a full valuation allowance of our Luxembourg holding company. Due to improved performance, a partial release of a valuation allowance for the Company's Bulgarian subsidiary was recorded. In total, valuation allowances of $6.0 million existed for certain of our international entities as of January 31, 2022.
    The initial recognition of, and any changes in, a deferred tax asset valuation allowance are recorded to the provision for income taxes and impacts our effective tax rate. Our assessment of the need for, and magnitude of, valuation allowances for our deferred tax assets may be impacted by changes in tax laws, our assumptions regarding the ability to generate future taxable income and the availability of tax-planning strategies. Changes in any of these factors could lead to a change in the recognized valuation allowance which may impact our future results of operations and financial position.
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
•the risks resulting from outbreaks or other public health crises, including the continuing impact of COVID-19 on our business;
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
Interest Rate Risk
    Exposure to changes in interest rates results from borrowing activities used to fund operations. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. We have both fixed and floating rate financing. Some of our floating rate credit facilities contain minimum rates of interest to be charged. Based upon our interest-bearing balances and interest rates as of January 31, 2023, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $0.5 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $0.5 million. At January 31, 2023, we had total floorplan payables outstanding of $258.4 million, of which $45.4 million was interest-bearing at variable interest rates and $213.0 million was non-interest bearing. In addition, at January 31, 2023, we had total long-term debt outstanding and finance lease liabilities of $99.6 million, primarily all of which is fixed rate debt.
Foreign Currency Exchange Rate Risk
    Our foreign currency exposures arise as the result of our foreign operations. We are exposed to transactional foreign currency exchange rate risk through our foreign entities holding assets and liabilities denominated in currencies other than their functional currency. In addition, the Company is exposed to foreign currency transaction risk as a result of certain intercompany financing transactions. The Company attempts to manage its transactional foreign currency exchange rate risk through the use of derivative financial instruments, primarily foreign exchange forward contracts, or through natural hedging instruments. Based upon balances and exchange rates as of January 31, 2023, holding other variables constant, we believe that a hypothetical 10% increase or decrease in all applicable foreign exchange rates would not have a material impact on our results of operations or cash flows. As of January 31, 2023, our Ukrainian subsidiary had $(0.2) million of net monetary assets denominated in Ukrainian hryvnia (UAH). We have attempted to minimize our net monetary asset position through reducing overall asset levels in Ukraine and through borrowing in UAH which serves as a natural hedging instrument offsetting our net UAH denominated assets. Many of the currency and payment controls the National Bank of Ukraine imposed in February 2022, have been relaxed, making it more practicable to manage our UAH exposure. However, the continuation of the Russia/Ukraine conflict could lead to more significant UAH devaluations, similar to the 24% devaluation that occurred in July 2022, or more stringent payment controls in the future. The inability to fully manage our net monetary asset position and continued UAH devaluations for an extended period of time, could have a significant adverse impact on our results of operations and cash flows.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
    The Consolidated Balance Sheets of the Company as of January 31, 2023 and 2022, and the related Consolidated Statements of Operations, Comprehensive Income, Stockholders' Equity, and Cash Flows for the years ended January 31, 2023, 2022 and 2021, and the notes thereto, have been audited by Deloitte & Touche LLP, an independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Titan Machinery Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Titan Machinery Inc. and subsidiaries (the "Company") as of January 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended January 31, 2023, and the related notes and the schedule listed in the Index at Part IV, Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The majority of the Company’s used equipment inventories are acquired through trade-ins from customers. Used equipment acquired through a trade-in or during business combinations is recorded at fair value less a normal gross profit margin. The Company determines fair value for the traded-in equipment through internal and third-party data that considers various factors including the age and condition of the equipment, hours of use, and market conditions. The Company’s used equipment inventories are stated at the lower of cost (specific identification) or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company periodically subjects used equipment inventories to lower of cost or net realizable value assessments and adjusts carrying values when such values exceed estimated net realizable value. The Company estimates net realizable value using internal and third-party data that considers various factors including the age and condition of the equipment, hours of use, and market conditions. The used equipment inventories balance as of January 31, 2023 was $164.8 million.
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
•We evaluated the reasonableness of management’s judgments utilized to determine the fair value or net realizable value of the used equipment inventories by:
•Evaluating the reasonableness and consistency of the methodology and assumptions used by management to determine fair value or net realizable value, as applicable.
•Testing the underlying determination of the fair value or net realizable value by obtaining sales documentation containing the age of the equipment and hours of use and comparing it to comparable internal and external data.
•Performing a retrospective lookback analysis of management’s process by comparing the actual selling prices of used equipment inventories units sold in the current year to the selling prices estimated by management for those units in the prior year, as applicable.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
March 30, 2023
We have served as the Company's auditor since 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Titan Machinery Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Titan Machinery Inc. and subsidiaries (the “Company”) as of January 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 31, 2023, of the Company and our report dated March 30, 2023, expressed an unqualified opinion on those financial statements.
As detailed in Management's Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Heartland Agriculture, LLC, Heartland Solutions, LLC, Heartland Leveraged Lender, LLC (“collectively the Heartland Companies”), which were acquired on August 1, 2022, and whose financial statements constitute 5.7% of total assets and 4.7% of total revenue of the consolidated financial statement amounts as of and for the year ended January 31, 2023. Accordingly, our audit did not include the internal control over financial reporting at the Heartland Companies.
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
/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
March 30, 2023

TITAN MACHINERY INC.
CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 31, 2023 AND 2022
(in thousands, except per share data)

	January 31, 2023	January 31, 2022
Assets
Current Assets
Cash	$43,913	$146,149
Receivables, net of allowance for expected credit losses	95,844	94,287
Inventories	703,939	421,758
Prepaid expenses and other	25,554	28,135
Total current assets	869,250	690,329
Noncurrent Assets
Property and equipment, net of accumulated depreciation	217,782	178,243
Operating lease assets	50,206	56,150
Deferred income taxes	1,246	1,328
Goodwill	30,622	8,952
Intangible assets, net of accumulated amortization	18,411	10,624
Other	1,178	1,041
Total noncurrent assets	319,445	256,338
Total Assets	$1,188,695	$946,667

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$40,834	$25,644
Floorplan payable	258,372	135,415
Current maturities of long-term debt	7,241	5,876
Current maturities of operating leases	9,855	9,601
Deferred revenue	119,845	134,146
Accrued expenses and other	58,159	59,339
Income taxes payable	3,845	4,700
Total current liabilities	498,151	374,721
Long-Term Liabilities
Long-term debt, less current maturities	89,950	74,772
Operating lease liabilities	48,513	55,595
Deferred income taxes	9,563	2,006
Other long-term liabilities	6,212	4,374
Total long-term liabilities	154,238	136,747
Commitments and Contingencies (Note 12)
Stockholders' Equity
Common stock, par value $0.00001 per share, 45,000,000 shares authorized; 22,697,761 shares issued and outstanding at January 31, 2023; 22,587,859 shares issued and outstanding at January 31, 2022	—	—
Additional paid-in-capital	256,541	254,455
Retained earnings	284,784	182,916
Accumulated other comprehensive income (loss)	(5,019)	(2,172)
Total stockholders' equity	536,306	435,199
Total Liabilities and Stockholders' Equity	$1,188,695	$946,667
See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JANUARY 31, 2023, 2022 AND 2021
(in thousands, except per share data)

	2023	2022	2021
Revenue
Equipment	$1,711,559	$1,291,684	$1,016,071
Parts	327,196	266,916	244,676
Service	129,803	115,641	107,229
Rental and other	40,748	37,665	43,246
Total Revenue	2,209,306	1,711,906	1,411,222
Cost of Revenue
Equipment	1,477,539	1,130,205	911,170
Parts	220,418	186,324	171,873
Service	46,208	38,771	36,692
Rental and other	25,302	23,882	30,125
Total Cost of Revenue	1,769,467	1,379,182	1,149,860
Gross Profit	439,839	332,724	261,362
Operating Expenses	301,516	241,044	220,774
Impairment of Goodwill	—	—	1,453
Impairment of Intangible and Long-Lived Assets	—	1,498	1,727
Income from Operations	138,323	90,182	37,408
Other Income (Expense)
Interest and other income	3,862	2,431	527
Floorplan interest expense	(1,875)	(1,175)	(3,339)
Other interest expense	(5,069)	(4,537)	(3,843)
Income Before Income Taxes	135,241	86,901	30,753
Provision for Income Taxes	33,373	20,854	11,397
Net Income	$101,868	$66,047	$19,356

Earnings per Share:
Basic	$4.50	$2.93	$0.86
Diluted	$4.49	$2.92	$0.86

Weighted Average Common Shares:
Basic	22,373	22,238	22,100
Diluted	22,380	22,248	22,104
See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED JANUARY 31, 2023, 2022 AND 2021
(in thousands)

	2023	2022	2021
Net Income	$101,868	$66,047	$19,356
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(2,847)	(3,671)	4,719
Comprehensive Income	$99,021	$62,376	$24,075
See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JANUARY 31, 2023, 2022 AND 2021
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares Outstanding	Amount
BALANCE, JANUARY 31, 2020	22,335	$—	$250,607	$97,717	$(3,220)	$345,104
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	218	—	(209)	—	—	(209)
Stock-based compensation expense	—	—	2,515	—	—	2,515
Cumulative-effect adjustment of adopting ASC 326, Financial Instruments - Credit Losses	—	—	—	(204)	—	(204)
Net income	—	—	—	19,356	—	19,356
Other comprehensive loss	—	—	—	—	4,719	4,719
BALANCE, JANUARY 31, 2021	22,553	—	252,913	116,869	1,499	371,281
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	35	—	(1,012)	—	—	(1,012)
Stock-based compensation expense	—	—	2,554	—	—	2,554
Net income	—	—	—	66,047	—	66,047
Other comprehensive loss	—	—	—	—	(3,671)	(3,671)
BALANCE, JANUARY 31, 2022	22,588	—	254,455	182,916	(2,172)	435,199
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	110	—	(1,144)	—	—	(1,144)
Stock-based compensation expense	—	—	3,230	—	—	3,230
Net income	—	—	—	101,868	—	101,868
Other comprehensive income	—	—	—	—	(2,847)	(2,847)
BALANCE, JANUARY 31, 2023	22,698	$—	$256,541	$284,784	$(5,019)	$536,306
See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 31, 2023, 2022 AND 2021
(in thousands)

	2023	2022	2021
Operating Activities
Net income	$101,868	$66,047	$19,356
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	25,197	22,139	23,701
Impairment of goodwill, intangible assets and long lived assets	—	1,498	3,180
Deferred income taxes	7,639	4,315	(3,538)
Stock-based compensation expense	3,230	2,554	2,515
Noncash interest expense	245	218	174
Gain on sale of property & equipment	(502)	(4,525)	(863)
Other, net	9,383	10,593	11,025
Changes in assets and liabilities
Receivables, prepaid expenses and other assets	9,886	(37,037)	4,469
Inventories	(180,929)	5,799	199,245
Manufacturer floorplan payable	69,633	14,233	(110,084)
Deferred revenue	(20,901)	74,244	18,157
Accounts payable, accrued expenses and other and other long-term liabilities	(13,933)	(1,162)	5,659
Net Cash Provided by Operating Activities	10,816	158,916	172,996
Investing Activities
Rental fleet purchases	(9,994)	(14,594)	(7,103)
Property and equipment purchases (excluding rental fleet)	(27,217)	(23,033)	(12,986)
Proceeds from sale of property and equipment	3,756	16,046	6,592
Acquisition consideration, net of cash acquired	(100,471)	(33,643)	(6,790)
Other, net	(139)	26	(10)
Net Cash Used for Investing Activities	(134,065)	(55,198)	(20,297)
Financing Activities
Net change in non-manufacturer floorplan payable	22,334	(35,443)	(106,414)
Proceeds from long-term debt borrowings	8,415	10,348	5,326
Principal payments on long-term debt and finance leases	(7,637)	(9,212)	(15,942)
Other, net	(1,153)	(1,028)	(909)
Net Cash Provided by (Used for) Financing Activities	21,959	(35,335)	(117,939)
Effect of Exchange Rate Changes on Cash	(946)	(1,224)	509
Net Change in Cash	(102,236)	67,159	35,269
Cash at Beginning of Period	146,149	78,990	43,721
Cash at End of Period	$43,913	$146,149	$78,990
Supplemental Disclosures of Cash Flow Information
Cash paid during the period
Income taxes, net of refunds	$26,575	$22,946	$2,786
Interest	$6,519	$5,399	$7,355
Supplemental Disclosures of Noncash Investing and Financing Activities
Net property and equipment financed with long-term debt, capital leases, accounts payable and accrued liabilities	$6,404	$14,626	$19,537
Long-term debt to acquire finance leases	$7,119	$11,000	$—
Net transfer of assets from (to) property and equipment to (from) inventories	$(3,767)	$4,368	$6,702
                 See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
    Titan Machinery Inc. and its subsidiaries (collectively, the "Company") are engaged in the retail sale, service and rental of agricultural and construction machinery through its stores in the United States and Europe. The Company's North American stores are located in Colorado, Idaho, Iowa, Kansas, Minnesota, Missouri, Montana, Nebraska, North Dakota, South Dakota, Washington, Wisconsin and Wyoming, and its European stores are located in Bulgaria, Germany, Romania, and Ukraine.
Russia/Ukraine Geopolitical Conflict
    On February 24, 2022, the ongoing Russia/Ukraine conflict significantly intensified, and the sustained conflict and disruption in the region is ongoing. Titan Machinery Ukraine, LLC ("Titan Machinery Ukraine"), the Company's wholly-owned Ukrainian subsidiary, has nine locations throughout Ukraine primarily in western and central Ukraine. The conflict has caused disruptions in our Ukrainian operations, with our revenues for fiscal 2023 down 40.5% from the prior fiscal year. These disruptions have not been material to the Company's consolidated financial statements. However, if the conflict intensifies in western and central Ukraine, it could significantly increase the adverse effect on Titan Machinery Ukraine in future periods.
    For the fiscal year ended January 31, 2023, the Company had total assets of $27.4 million in Ukraine compared to $32.7 million as of January 31, 2022. The physical assets (e.g. inventory and fixed assets) are almost exclusively located in central and western areas of the country. The Company continues to monitor Titan Machinery Ukraine's net monetary asset position, and while the currency and payment controls imposed by the National Bank of Ukraine have been relaxed, the controls have limited our ability to manage our net monetary asset position in the past and could limit our ability in the future.
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
    The Company's foreign subsidiaries have fiscal years ending on December 31 of each year, consistent with statutory reporting requirements in each of the respective countries. The accounts of the Company's foreign subsidiaries are consolidated as of December 31 of each year. No events or transactions occurred related to these subsidiaries in January 2023 that would have materially affected the consolidated financial position, results of operations or cash flows.
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
    In addition, the Company believes that the following factors related to concentrations in suppliers, and in particular CNH Industrial, have a significant impact on its operating results:
•CNH Industrial's product offerings, reputation and market share;
•CNH Industrial's product prices and incentive and discount programs;
•Supply of inventory from CNH Industrial and ability to meet delivery timelines;
•CNH Industrial's implementation of an equipment allocation methodology for use in determining production slots in calendar year 2023;
•CNH Industrial provides floorplan payable financing for the purchase of a substantial portion of the Company's inventory;
•CNH Industrial provides a significant percentage of the financing and lease financing used by the Company's customers to purchase CNH Industrial equipment from the Company;
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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Intangible Assets
    Intangible assets with a finite life consist of customer relationships and covenants not to compete, and are carried at cost less accumulated amortization. The Company amortizes the cost of identified intangible assets on a straight-line basis over the expected period of benefit, which is generally five years for customer relationships and the contractual term for covenants not to compete, which range from three to five years.
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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
    During the year ended January 31, 2023, the Company determined that certain events or circumstances, including a current period operating loss combined with historical losses and anticipated future operating losses, within certain of its stores was an indication that the long-lived assets of these stores may not be recoverable. The aggregate carrying value of such assets totaled $12.6 million. In light of these circumstances, the Company performed a long-lived asset impairment analysis for these assets and concluded that the carrying value was recoverable. Accordingly, the Company did not recognize any impairment charges in year ended January 31, 2023.
    We performed similar impairment analyses at the end of fiscal 2022 and 2021. The Company recognized impairment charges totaling $0.4 million on long-lived assets during the year ended January 31, 2022, which were related to the International segment. The Company recognized impairment charges totaling $0.9 million on long-lived assets during the year ended January 31, 2021, of which $0.3 million related to the Agriculture segment and $0.6 million related to the Construction segment. All impairment charges recognized are included in the Impairment of Intangible and Long-Lived Assets line item in the consolidated statements of operations.
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
Advertising Costs
    Costs incurred for producing and distributing advertising are expensed as incurred. Advertising expense amounted to $2.9 million, $2.5 million and $2.2 million for the years ended January 31, 2023, 2022 and 2021, respectively.
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
    The Company recognized, in interest and other income in its consolidated statements of operations, a net foreign currency transaction loss of $1.2 million, $0.1 million, and $2.8 million for the years ended January 31, 2023, 2022, and 2021 respectively.
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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Recent Accounting Guidance
    Accounting guidance not yet adopted
In September of 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2022-04, Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. This new standard requires that the buyer in a supplier finance program discloses information about the key terms of the program, outstanding confirmed amounts as of the end of the period, a rollforward of such amounts during each annual period, and a description of where in the financial statements outstanding amounts are presented. This ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the disclosure of rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption of this ASU is permitted. Entities must apply the amendments of this ASU retrospectively to all periods in which a balance sheet is presented, with the exception of the amendment on disclosure of rollforward information, which entities only need to apply prospectively. Management is currently evaluating this ASU to determine its impact on the Company's disclosures.

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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
    The following table sets forth the calculation of basic and diluted EPS:

	Year Ended January 31,
	2023	2022	2021
	(in thousands, except per share data)
Numerator
Net income	$101,868	$66,047	$19,356
Allocation to participating securities	(1,295)	(977)	(325)
Net income attributable to Titan Machinery Inc. common stockholders	$100,573	$65,070	$19,031
Denominator
Basic weighted-average common shares outstanding	22,373	22,238	22,100
Plus: incremental shares from assumed vesting of restricted stock units	7	10	4
Diluted weighted-average common shares outstanding	22,380	22,248	22,104

Earnings per Share:
Basic	$4.50	$2.93	$0.86
Diluted	$4.49	$2.92	$0.86

NOTE 3 - REVENUE
    The following tables present our revenue disaggregated by revenue source and segment for the years ended January 31, 2023, 2022 and 2021:

	Year Ended January 31, 2023
	Agriculture	Construction	International	Total
	(in thousands)
Equipment	$1,269,298	$201,077	$241,184	$1,711,559
Parts	228,520	50,628	48,048	327,196
Service	96,418	25,079	8,306	129,803
Other	4,044	1,897	915	6,856
Revenue from contracts with customers	1,598,280	278,681	298,453	2,175,414
Rental	3,440	29,776	676	33,892
Total revenues	$1,601,720	$308,457	$299,129	$2,209,306

	Year Ended January 31, 2022
	Agriculture	Construction	International	Total
	(in thousands)
Equipment	$823,590	$209,318	$258,776	$1,291,684
Parts	166,623	50,449	49,844	266,916
Service	81,506	26,401	7,734	115,641
Other	3,006	1,913	517	5,436
Revenue from contracts with customers	1,074,725	288,081	316,871	1,679,677
Rental	2,026	29,083	1,120	32,229
Total revenues	$1,076,751	$317,164	$317,991	$1,711,906

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended January 31, 2021
	Agriculture	Construction	International	Total
	(in thousands)
Equipment	$654,244	$193,495	$168,332	$1,016,071
Parts	151,278	51,186	42,212	244,676
Service	74,963	25,224	7,042	107,229
Other	3,122	2,295	400	5,817
Revenue from contracts with customers	883,607	272,200	217,986	1,373,793
Rental	2,878	33,545	1,006	37,429
Total revenues	$886,485	$305,745	$218,992	$1,411,222
    Deferred revenue from contracts with customers totaled $118.1 million and $132.2 million as of January 31, 2023 and January 31, 2022. Our deferred revenue most often increases in the fourth quarter of each fiscal year, due to a higher level of customer down payments or prepayments. The decrease in deferred revenue from January 31, 2022 to January 31, 2023, was primarily due to lower trade-in activity on pending equipment sale transactions as customer's are less willing to give up their trade until their new equipment is delivered, due to the delays in getting new equipment over the past year. During the year ended January 31, 2023, the Company recognized substantially all of the revenue that was included in the deferred revenue balance as of January 31, 2022.
    The following is a summary of deferred revenue as of January 31, 2023 and January 31, 2022:

	January 31, 2023	January 31, 2022
	(in thousands)
Deferred revenue from contracts with customers	$118,074	$132,193
Deferred revenue from rental and other contracts	1,771	1,953
	$119,845	$134,146
    No material amount of revenue was recognized during the year ended January 31, 2023 from performance obligations satisfied in previous periods. The Company has elected as a practical expedient to not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of service of one year or less, and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. The contracts for which the practical expedient has been applied include (i) equipment revenue transactions, which do not have a stated contractual term, but are short-term in nature, and (ii) service revenue transactions, which also do not have a stated contractual term but are generally completed within 30 days and for such contracts we recognize revenue over time at the amount to which we have the right to invoice for services completed to date.
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

	January 31, 2023	January 31, 2022
	(in thousands)
Trade and unbilled receivables from contracts with customers
Trade receivables due from customers	$47,298	$30,041
Unbilled receivables	19,764	17,129
Less allowance for expected credit losses	3,080	1,979
	63,982	45,191

Trade receivables due from finance companies	11,212	17,937

Trade and unbilled receivables from rental contracts
Trade receivables	3,629	3,055
Unbilled receivables	776	538
Less allowance for expected credit losses	360	469
	4,045	3,124

Other receivables
Due from manufacturers	15,007	22,979
Other	1,598	5,056
	16,605	28,035
Receivables, net of allowance for expected credit losses	$95,844	$94,287

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
    Following is a summary of allowance for credit losses on trade and unbilled accounts receivable by segment:

	Agriculture	Construction	International	Total
	(in thousands)
Balance at January 31, 2021	$229	$1,074	$1,691	$2,994
Current expected credit loss provision	137	186	(8)	315
Write-offs charged against allowance	166	1,076	111	1,353
Credit loss recoveries collected	44	9	42	95
Foreign exchange impact	—	—	(72)	(72)
Balance at January 31, 2022	244	193	1,542	1,979
Current expected credit loss provision	190	84	1,273	1,547
Write-offs charged against allowance	93	166	184	443
Credit loss recoveries collected	26	13	—	39
Foreign exchange impact	—	—	(42)	(42)
Balance at January 31, 2023	$367	$124	$2,589	$3,080
The increase in the credit loss provision in the International segment, during the twelve months ended January 31, 2023, was driven by a $1.0 million bad debt provision placed on the accounts receivables due from customers of Titan Machinery Ukraine.
    The following table presents impairment losses on receivables arising from sales contracts with customers and receivables arising from rental contracts:

	Year Ended January 31,
	2023	2022
	(in thousands)
Impairment losses (recoveries) on:
Receivables from sales contracts with customers	$1,490	$593
Receivables from rental contracts	127	(56)
	$1,617	$537
The increase in impairment losses on receivables from sales contracts with customers was primarily driven by an increase in the bad debt provision on accounts receivables due from customers of Titan Machinery Ukraine.

NOTE 5 - INVENTORIES

	January 31, 2023	January 31, 2022
	(in thousands)
New equipment	$369,828	$195,775
Used equipment	164,761	128,047
Parts and attachments	164,553	95,890
Work in process	4,797	2,046
	$703,939	$421,758

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 6 - PROPERTY AND EQUIPMENT

	January 31, 2023	January 31, 2022
	(in thousands)
Rental fleet equipment	$75,386	$65,117
Machinery and equipment	27,220	22,819
Vehicles	80,122	58,650
Furniture and fixtures	53,937	50,228
Land, buildings, and leasehold improvements	140,773	123,323
	377,438	320,137
Less accumulated depreciation	159,656	141,894
	$217,782	$178,243
    The Company includes depreciation expense related to its rental fleet and its trucking fleet, for hauling equipment, in cost of revenue, which was $8.2 million, $8.6 million, and $10.3 million for the years ended January 31, 2023, 2022 and 2021. All other depreciation expense is included in Operating Expenses, which totaled $15.9 million, $12.2 million and $11.6 million for the years ended January 31, 2023, 2022 and 2021, respectively. The Company had assets related to sale-leaseback financing obligations and finance leases associated with real estate of store locations, which are included in the land, buildings and leasehold improvements balance above. Such assets had gross carrying values totaling $18.8 million and $26.3 million, and accumulated amortization balances totaling $8.6 million and $8.3 million, as of January 31, 2023 and 2022.
NOTE 7 - INTANGIBLE ASSETS AND GOODWILL
Definite-Lived Intangible Assets
    The following is a summary of definite-lived intangible assets as of January 31, 2023 and 2022:

	January 31, 2023			January 31, 2022
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)			(in thousands)
Covenants not to compete	$1,025	$(222)	$803	$250	$(79)	$171
Customer relationships	538	(180)	358	497	(252)	245
	$1,563	$(402)	$1,161	$747	$(331)	$416
    Intangible asset amortization expense was $0.2 million for the year ended January 31, 2023, and $0.1 million for the two years ended January 31, 2022 and 2021. The covenants not to compete and customer relationships assets for the year ended January 31, 2023 have a weighted-average amortization period of 4.8 years and 5 years, respectively. As of January 31, 2023, future amortization expense is expected to be as follows:

Fiscal years ending January 31,	Amount
(in thousands)
2024	$313
2025	288
2026	246
2027	220
2028	94
Thereafter	—
$1,161

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Indefinite-Lived Intangible Assets
    The Company's indefinite-lived intangible assets consist of distribution rights assets. Changes in the carrying amount of distribution rights during the years ended January 31, 2023 and 2022 are as follows:

	Agriculture	Construction	International	Total
	(in thousands)
Balance, January 31, 2021	$6,265	$72	$1,161	$7,498
Arising from business combinations	3,871	—	—	3,871
Foreign currency translation	—	—	(22)	(22)
Impairment	—	—	1,139	1,139
Balance, January 31, 2022	10,136	72	—	10,208
Arising from business combinations	7,042	—	—	7,042
Balance, January 31, 2023	$17,178	$72	$—	$17,250
    The Company performs at least an annual impairment testing of its indefinite-lived distribution rights intangible assets. Under the impairment test, the fair value of distribution rights intangible assets is estimated based on a multi-period excess earnings model, an income approach. This model allocates future estimated earnings of the store/complex amongst working capital, fixed assets and other intangible assets of the store/complex and any remaining earnings (the "excess earnings") are allocated to the distribution rights intangible assets. The earnings allocated to the distribution rights are then discounted to arrive at the present value of the future estimated excess earnings, which represents the estimated fair value of the distribution rights intangible asset. The discount rate applied reflects the Company's estimate of the weighted-average cost of capital of comparable companies plus an additional risk premium to reflect the additional risk inherent in the distribution right asset. The results of the Company's annual distribution rights impairment test for the year ended January 31, 2023, indicated no impairment.
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
    During the year ended January 31, 2023, no impairment charges were recognized in association with indefinite-lived intangible assets. During the years ended January 31, 2022 and 2021, the Company recognized $1.1 million and $0.9 million of impairment charges associated with its distribution rights in its German reporting unit.
    The Company had gross indefinite-lived intangible assets of $18.4 million and accumulated impairments of $1.1 million as of January 31, 2023.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Goodwill
    Changes in the carrying amount of goodwill during the years ended January 31, 2023 and 2022 are as follows:

	Agriculture	Total
	(in thousands)
Balance, January 31, 2021	$1,433	$1,433
Arising from business combinations	7,519	7,519
Balance, January 31, 2022	8,952	8,952
Arising from business combinations	21,670	21,670
Balance, January 31, 2023	$30,622	$30,622
    The Company performs an annual impairment testing of goodwill as of December 31st of each year. Under the impairment test, the fair value of the reporting unit is estimated using an income approach in which a discounted cash flow analysis is utilized, which includes a five-year forecast of future operating performance for the reporting unit and a terminal value that estimates sustained long-term growth. The discount rate applied to the estimated future cash flows reflects an estimate of the weighted-average cost of capital of comparable companies. During the years ended January 31, 2023 and 2022, the Company did not recognize any impairment charges.
    During the year ended January 31, 2021, the quantitative goodwill impairment analysis for the German reporting unit indicated that the estimated fair value of the reporting unit was less than the carrying value. The implied fair value of the goodwill associated with the reporting unit approximated zero, thus requiring a full impairment charge of the goodwill carrying value of the reporting unit. As such, a goodwill impairment charge of $1.5 million was recognized, which is included in Impairment of Goodwill in the consolidated statements of operations. The impairment charge arose as the result of lowered expectations of the future financial performance of this reporting unit. The Company's assumptions about future financial performance were impacted by the current year operating performance of this reporting unit and by the anticipated impact that challenging industry conditions, including COVID-19, may have on the future financial performance of this reporting unit. This removed all of the remaining goodwill in the International segment during the year ended January 31, 2021, the Agriculture segment is the only segment with goodwill on its balance sheet.
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
    As of January 31, 2023, the Company had floorplan lines of credit totaling $781.0 million, which is primarily comprised of three significant floorplan lines of credit: (i) a $500.0 million credit facility with CNH Industrial, (ii) a $185.0 million line of credit with a group of banks (the "Bank Syndicate"), and (iii) a $50.0 million credit facility with DLL Finance LLC (“DLL Finance”).
CNH Industrial Floorplan Payable Line of Credit
    As of January 31, 2023, the Company had a $500.0 million credit facility with CNH Industrial, of which $410.0 million is available for domestic financing and $90.0 million is available for European financing.
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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Industrial similar to what we receive domestically with reduced interest and interest free periods. Amounts outstanding are secured by the inventory purchased with the floorplan proceeds.
    The CNH Industrial credit facility contains financial covenants that impose a maximum level of adjusted debt to tangible net worth of 3.50:1.00 and minimum fixed charge coverage ratio of 1.10:1.00. It also contains various restrictive covenants that require prior consent of CNH Industrial if the Company desires to engage in any acquisition of, consolidation or merger with, any other business entity in which the Company is not the surviving company; create subsidiaries; move any collateral outside of the U.S.; or sell, rent, lease or otherwise dispose or transfer any of the collateral, other than in the ordinary course of business. CNH Industrial’s consent is also required for the acquisition of any CNH Industrial dealership. In addition, the CNH Industrial credit facility restricts the Company's ability to incur any liens upon any substantial part of the assets. The credit facility automatically renews on August 31st of each year unless earlier terminated by either party. As of January 31, 2023, the Company was in compliance with the adjusted debt to tangible net worth and fixed charge coverage ratio financial covenants under this credit facility.
Bank Syndicate Credit Agreement - Floorplan Payable and Working Capital Lines of Credit
    As of January 31, 2023, the Company had a $250.0 million credit facility under a Third Amended and Restated Credit Agreement (the "Bank Syndicate Agreement"), consisting of a $185.0 million floorplan facility (the "Floorplan Loan") and a $65.0 million operating line (the "Revolver Loan"). The amounts available under the Bank Syndicate Agreement are subject to base calculations and reduced by outstanding standby letters of credit and certain reserves. The Bank Syndicate Agreement includes a variable interest rate on outstanding balances, charges a 0.25% non-usage fee on the average monthly unused amount, and requires monthly payments of accrued interest. The Company elects at the time of any advance to choose a Base Rate Loan or a Secured Overnight Financing Rate ("SOFR") Rate Loan. The SOFR Rate is based upon one-month, three-month, or six-month SOFR, as chosen by the Company, plus an applicable margin, plus 11.4 basis points for one-month, 26.2 basis points for three-month, and 42.8 basis points for six-month loans. In no event shall the SOFR Rate be less than zero. The Base Rate is the greater of (a) the prime rate of interest announced, from time to time, by Bank of America; (b) the Federal Funds Rate plus 0.5%, or (c) the one-month SOFR Rate plus 1% plus applicable margin, plus 11.4 basis points. In no event shall the Base Rate be less than zero. The applicable margin rate is determined based on excess availability under the Bank Syndicate Agreement and ranges from 0.5% to 1.0% for Base Rate Loans.
    The Bank Syndicate Agreement does not obligate the Company to maintain financial covenants, except in the event that excess availability (each as defined in the Bank Syndicate Agreement) is less than 15% of the lower of the borrowing base or the size of the maximum credit line, at which point the Company is required to maintain a fixed charge coverage ratio of at least 1.10:1.00. Based on our excess availability and cash collateral, we were not subject to the fixed charge coverage ratio as of January 31, 2023. The Bank Syndicate Agreement includes various restrictions on the Company and its subsidiaries' activities, including, under certain conditions, limitations on the Company’s ability to make certain cash payments including for cash dividends and stock repurchases, issuance of equity instruments, acquisitions and divestitures, and entering into new indebtedness transactions. As of January 31, 2023, under these provisions of the Bank Syndicate Agreement, the Company had an unrestricted dividend availability of approximately $95.4 million. The Bank Syndicate Agreement matures on April 3, 2025.
    The Floorplan Loan is used to finance equipment inventory purchases. Amounts outstanding are recorded as floorplan payables, within current liabilities on the consolidated balance sheets, as the Company intends to repay amounts borrowed within one year.
    The Revolver Loan is used to finance rental fleet equipment and for general working capital requirements of the Company. Amounts outstanding are typically recorded as long-term debt, within long-term liabilities on the consolidated balance sheets, as the Company does not have the intention or obligation to repay amounts borrowed within one year. As of January 31, 2023 and 2022, the Company did not have a need to utilize the revolver loan as the balance was zero for both periods.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DLL Finance Floorplan Payable Line of Credit
    As of January 31, 2023, the Company had a $50.0 million credit facility with DLL Finance, of which $39.0 million is available for domestic financing and $11.0 million is available for financing in certain of our European markets. The DLL Finance credit facility may be used to purchase or refinance new and used equipment inventory. Amounts outstanding for domestic financing bear interest on outstanding balances of one-month SOFR plus an applicable margin of 3.06%. Amounts outstanding for European financing bear interest on outstanding balances of three-month EURIBOR plus an applicable margin of 2.10% to 2.50%. The credit facility allows for increase, decrease or termination of the facility by DLL Finance in its sole discretion at any time. The credit facility contains financial covenants that impose a maximum net leverage ratio of 3.50:1.00 and a minimum fixed charge coverage ratio of 1.10:1.00. The credit facility also requires the Company to obtain prior consent from DLL Finance if the Company desired to engage in any acquisition meeting certain financial thresholds. The balances outstanding with DLL Finance are secured by the inventory or rental fleet purchased with the floorplan proceeds. Repayment terms vary by individual notes, but generally payments are made from sales proceeds or rental revenue from the related inventories or rental fleet assets. As of January 31, 2023, the Company was in compliance with the net leverage ratio and fixed charge coverage ratio financial covenants under this credit facility.
Other Lines of Credit
    The Company’s other lines of credit include various floorplan and working capital lines of credit primarily offered by non-manufacturer financing entities. Interest charged on outstanding borrowings are generally variable rates of interest most often based on EURIBOR and include interest margins primarily ranging from 1.40% to 2.50%. Outstanding balances are generally secured by inventory and other current assets. In most cases these lines of credit have a one-year maturity, with an annual review process to extend the maturity date for an additional one-year period.
Summary of Outstanding Amounts
    As of January 31, 2023 and 2022, the Company’s outstanding balance of floorplan payables and lines of credit consisted of the following:

	January 31, 2023	January 31, 2022
	(in thousands)
CNH Industrial	$177,337	$94,054
Bank Syndicate Agreement Floorplan Loan	35,550	—
DLL Finance	9,914	8,558
Other outstanding balances with manufacturers and non-manufacturers	35,571	32,803
	$258,372	$135,415
    As of January 31, 2023, the interest-bearing U.S. floorplan payables were primarily on the Bank Syndicate Agreement Loan with a variable interest rate of 5.94%. As of January 31, 2022, generally all U.S. floorplan payables were non-interest bearing. As of January 31, 2023, foreign floorplan payables carried various interest rates primarily ranging from 4.16% to 4.96%, compared to a range of 1.40% to 4.79% as of January 31, 2022. As of January 31, 2023 and 2022, $213.0 million and $106.8 million, respectively, of outstanding floorplan payables were non-interest bearing.
NOTE 9 - ACCRUED EXPENSES & OTHER

	January 31, 2023	January 31, 2022
	(in thousands)
Compensation	$39,026	$31,244
Sales, payroll, real estate and value added taxes	7,357	8,563
Insurance	4,291	3,393
Lease residual value guarantees	193	422
Finance lease liabilities	577	7,466
Interest	487	349
Other	6,228	7,902
	$58,159	$59,339

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 10 - LONG-TERM DEBT
    The following is a summary of long-term debt:

			Year Ended January 31,
Description	Maturity Dates	Interest Rates	2023	2022
			(in thousands)
Mortgage loans, secured	Various through May 2039	2.1% to 5.1%	$68,689	$57,801
Sale-leaseback financing obligations	Various through December 2030	3.4% to 10.3%	11,252	12,382
Vehicle loans, secured	Various through November 2028	1.7% to 5.9%	12,659	10,465
Other	Various through July 2039	3.6%	4,591	—
Total debt			97,191	80,648
Less: current maturities			7,241	5,876
Long-term debt, net			$89,950	$74,772
Long-term debt maturities are as follows:

Years Ending January 31,	Amounts
(in thousands)
2024	$7,241
2025	15,341
2026	6,734
2027	13,755
2028	14,087
Thereafter	40,033
$97,191
NOTE 11 - DERIVATIVE INSTRUMENTS
    The Company holds derivative instruments for the purpose of minimizing exposure to fluctuations in foreign currency exchange rates to which the Company is exposed in the normal course of its operations.
Derivative Instruments Not Designated as Hedging Instruments
    The Company periodically uses foreign currency forward contracts to hedge the effects of fluctuations in exchange rates on outstanding intercompany loans. The Company does not formally designate and document such derivative instruments as hedging instruments; however, the instruments are an effective economic hedge of the underlying foreign currency exposure. Both the gain or loss on the derivative instrument and the offsetting gain or loss on the underlying intercompany loan are recognized in earnings immediately, thereby eliminating or reducing the impact of foreign currency exchange rate fluctuations on net income. The Company's foreign currency forward contracts generally have three-month maturities, maturing on the last day of each fiscal quarter. There were no outstanding foreign currency contracts as of January 31, 2023 and 2022.
    As of January 31, 2023, and 2022, the Company had no derivative instruments outstanding. Derivative instruments recognized as assets are recorded in Prepaid expenses and other in the consolidated balance sheets, and derivative instruments recognized as liabilities are recorded in Accrued expenses and other in the consolidated balance sheets.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
    The following table sets forth the gains and losses recognized in income related to the Company’s derivative instruments for the years ended January 31, 2023, 2022 and 2021.

	Year Ended January 31,
	2023	2022	2021
	(in thousands)
Derivatives Not Designated as Hedging Instruments:
Foreign currency contracts (a)	$1,377	$(159)	$934
Total Derivatives	$1,377	$(159)	$934
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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
    The Company subleases a small number of real estate assets to third parties, primarily dealership locations for which we have ceased operations. All sublease arrangements are classified as operating leases.
    The components of lease expense were as follows:

		Year Ended January 31,
	Classification	2023	2022	2021
		(in thousands)
Finance lease cost:
Amortization of leased assets	Operating expenses	$862	$1,036	$1,585
Interest on lease liabilities	Other interest expense	184	255	451
Operating lease cost	Operating expenses and rental and other cost of revenue	13,535	14,471	18,025
Short-term lease cost	Operating expenses	71	273	340
Variable lease cost	Operating expenses	2,013	2,332	2,798
Sublease income	Interest and other income	(1,384)	(894)	(547)
		$15,281	$17,473	$22,652
    Right-of-use lease assets and lease liabilities consist of the following:

	Classification	January 31, 2023	January 31, 2022
		(in thousands)
Assets
Operating lease assets	Operating lease assets	$50,206	$56,150
Financing lease assets(a)	Property and equipment, net of accumulated depreciation	2,102	9,045
Total leased assets		$52,308	$65,195
Liabilities
Current
Operating	Current operating lease liabilities	$9,855	$9,601
Financing	Accrued expenses and other	577	7,466
Noncurrent
Operating	Operating lease liabilities	48,513	55,595
Financing	Other long-term liabilities	1,863	1,518
Total lease liabilities		$60,808	$74,180
(a)Finance lease assets are recorded net of accumulated amortization of $1.2 million and $1.7 million as of January 31, 2023 and 2022, respectively.
    Maturities of lease liabilities as of January 31, 2023 are as follows:

	Operating	Finance
	Leases	Leases	Total
Fiscal Year Ending January 31,	(in thousands)
2024	$13,049	$744	$13,793
2025	12,563	672	13,235
2026	12,017	536	12,553
2027	11,104	424	11,528
2028	9,569	318	9,887
Thereafter	10,791	343	11,134
Total lease payments	69,093	3,037	72,130
Less: Interest	10,725	597	11,322
Present value of lease liabilities	$58,368	$2,440	$60,808

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
    The weighted-average lease term and discount rate as of January 31, 2023 and 2022 are as follows:

	January 31, 2023	January 31, 2022
Weighted-average remaining lease term (years):
Operating leases	5.7	6.5
Financing leases	4.7	1.3
Weighted-average discount rate:
Operating leases	6.1%	6.1%
Financing leases	8.3%	4.6%
    Other lease information is as follows:

	Year Ended January 31,
	2023	2022	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$12,628	$15,462	$18,267
Operating cash flow from finance leases	184	255	451
Financing cash flows from finance leases	701	1,211	1,816
Operating lease assets obtained in exchange for new operating lease liabilities	6,261	2,154	3,066
Finance lease assets obtained in exchange for new finance lease liabilities	4,385	463	512
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
    Revenue generated from leasing activities is disclosed, by segment, in Note 3. The following is the balance of our dedicated rental fleet assets of our Construction segment as of January 31, 2023 and 2022, respectively:

	January 31, 2023	January 31, 2022
	(in thousands)
Rental fleet equipment	$75,386	$65,117
Less accumulated depreciation	26,959	23,501
	$48,427	$41,616

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14 - INCOME TAXES
    The components of income (loss) before income taxes for the years ended January 31, 2023, 2022 and 2021 consist of the following:

	2023	2022	2021
	(in thousands)
U.S.	$115,044	$74,349	$36,778
Foreign	20,197	12,552	(6,025)
Total	$135,241	$86,901	$30,753
    The provision for (benefit from) income taxes charged to income for the years ended January 31, 2023, 2022 and 2021 consists of the following:

	2023	2022	2021
	(in thousands)
Current
Federal	$15,943	$10,348	$12,825
State	5,776	3,316	1,442
Foreign	4,015	2,875	668
Total current taxes	25,734	16,539	14,935
Deferred
Federal	6,310	3,978	(5,128)
State	1,210	772	553
Foreign	119	(435)	1,037
Total deferred taxes	7,639	4,315	(3,538)
Total	$33,373	$20,854	$11,397
    The reconciliation of the statutory federal income tax rate to the Company's effective rate is as follows:

	2023	2022	2021
U.S. statutory rate	21.0%	21.0%	21.0%
Foreign statutory rates	(0.2)%	(2.4)%	(0.2)%
State taxes on income net of federal tax benefit	4.7%	4.6%	4.8%
Valuation allowances	0.4%	0.6%	12.2%
Impact of Ukraine currency gains or losses	(0.9)%	0.7%	(4.0)%
All other, net	(0.3)%	(0.5)%	3.3%
	24.7%	24.0%	37.1%

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
    Deferred tax assets and liabilities consist of the following as of January 31, 2023 and 2022:

	2023	2022
	(in thousands)
Deferred tax assets:
Inventory allowances	$2,551	$2,144
Intangible assets	290	1,219
Net operating losses	5,841	5,602
Accrued liabilities and other	3,913	4,164
Receivables	724	557
Stock-based compensation	1,124	1,005
Right of use lease liability	14,238	17,463
Other	374	297
Total deferred tax assets	29,055	32,451
Valuation allowances	(6,455)	(5,974)
Deferred tax assets, net of valuation allowances	$22,600	$26,477

Deferred tax liabilities:
Property and equipment	$(18,889)	$(12,076)
Right of use lease asset	(12,028)	(15,079)
Total deferred tax liabilities	$(30,917)	$(27,155)

Net deferred tax asset (liability)	$(8,317)	$(678)
    As of January 31, 2023, the Company has recorded $27.7 million of net operating loss carryforwards within certain of its foreign jurisdictions; $22.7 million of net operating loss carryforwards are within foreign jurisdictions with unlimited carryforward periods, and $4.9 million are within foreign jurisdictions that expire at various dates between the Company's fiscal years 2037 and 2038.
    In reviewing the foreign deferred tax assets as of January 31, 2023, the Company concluded that a full valuation allowance continued to be warranted in the Company's Ukrainian subsidiary, due to geopolitical concerns in the area. The Company also concluded a full valuation allowance on the Company's German and Luxembourg subsidiaries continued to be warranted based on the presence of historical losses and our expected future sources of taxable income. In the third quarter of fiscal 2023, the Company released the remaining valuation allowance on its Bulgarian subsidiary, resulting in a benefit of $0.3 million. In total, valuation allowances of $6.5 million exist for our international entities as of January 31, 2023.
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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Ukrainian and German subsidiaries. In total, valuation allowances of $6.1 million existed for our international entities as of January 31, 2021.
    The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign countries. It is no longer subject to income tax examinations by U.S. federal tax authorities for fiscal years ended prior to January 31, 2020 and state tax authorities for fiscal years ended prior to January 31, 2019. Certain foreign jurisdictions are no longer subject to income tax examinations for the calendar year periods ranging between 2016 and 2022, depending on the jurisdiction of the entity.
    As of January 31, 2023, the Company had accumulated undistributed earnings in non-U.S. subsidiaries of approximately $33.0 million. Upon repatriation of such earnings the Company could be subject to additional U.S. or foreign taxes. The Company has not recorded a deferred tax liability associated with these undistributed earnings as such earnings are to be reinvested outside of the U.S. indefinitely. It is not practicable to estimate the amount of additional tax that might be payable if such earnings were repatriated.
NOTE 15 - CAPITAL STRUCTURE
    The Company's certificate of incorporation provides it with the authority to issue 50,000,000 shares of $0.00001 par value stock, consisting of 45,000,000 shares of common stock and 5,000,000 shares classified as undesignated.
NOTE 16 - STOCK-BASED COMPENSATION
Stock-Based Compensation Plans
    The Company has one stock-based compensation plan, the Amended and Restated Titan Machinery Inc. 2014 Equity Incentive Plan (the "2014 Equity Incentive Plan"), to provide incentive compensation to participants for services that have been or will be performed for continuing as employees or members of the Board of Directors of the Company. Under the 2014 Equity Incentive Plan, which has been approved by the stockholders of the Company, the Company may grant incentive stock options, non-qualified stock options and restricted stock for up to a maximum number of shares of common stock set forth in the 2014 Equity Incentive Plan under all forms of awards. Shares issued for stock-based awards consist of authorized but unissued shares. During the year ended January 31, 2021, the 2014 Equity Incentive Plan was amended to increase the shares available for equity awards from 1,650,000 shares to 2,200,000 shares. As of January 31, 2023, the Company has 587,273 shares authorized and available for future equity awards under the 2014 Equity Incentive Plan.
    Compensation cost arising from stock-based compensation and charged to operations was $3.3 million, $2.8 million, $2.7 million for the years ended January 31, 2023, 2022 and 2021, respectively. The related income tax benefit (net) was $1.3 million, $1.3 million and $0.4 million for the years ended January 31, 2023, 2022 and 2021, respectively.
Restricted Stock Awards ("RSAs")
    The Company grants RSAs as part of its long-term incentive compensation to employees and members of the Board of Directors of the Company. The fair value of these awards is determined based on the closing market price of the Company's stock on the date of grant. The RSAs primarily vest over a period of four years for employees and over one year for members of the Board of Directors. The Company recognizes compensation expense ratably over the vesting period of the award. The restricted common stock underlying these awards are deemed issued and outstanding upon grant and carry the same voting and dividend rights of unrestricted outstanding common stock; provided, however, any dividends paid shall be subject to a right of forfeiture until the underlying rule of forfeiture of the RSA has lapsed.
    The following table summarizes RSA activity for the year ended January 31, 2023:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at January 31, 2022	308	$18.33
Granted	145	27.06
Forfeited	(7)	19.62
Vested	(166)	18.30
Nonvested at January 31, 2023	280	$22.84

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
    The weighted-average grant date fair value of RSAs granted was $27.06, $34.24 and $10.54 during the years ended January 31, 2023, 2022 and 2021. The total fair value of RSAs vested was $4.6 million, $5.0 million and $1.6 million during the years ended January 31, 2023, 2022 and 2021. As of January 31, 2023, there was $4.6 million of unrecognized compensation cost related to nonvested RSAs that is expected to be recognized over a weighted-average period of 2.1 years.
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
    The following table summarizes RSU activity for the year ended January 31, 2023:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at January 31, 2022	15	$16.30
Granted	4	26.23
Vested	(7)	13.16
Nonvested at January 31, 2023	12	$21.24
    The weighted-average grant date fair value of RSUs granted was $26.23, $34.59, and $10.33 for the fiscal years ended January 31, 2023, 2022, and 2021, respectively. As of January 31, 2023, there was $0.2 million of unrecognized compensation cost related to nonvested RSUs that is expected to be recognized over a weighted-average period of 1.9 years.
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
    The following table summarizes activity for long-term cash incentive awards for the year ended January 31, 2023:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at January 31, 2022	33	$17.52
Granted	11	26.23
Vested	(13)	16.57
Nonvested at January 31, 2023	31	$21.06
    The weighted-average grant date fair value of long-term cash incentive awards granted was $26.23 during the year ended January 31, 2023. As of January 31, 2023, based on the Company's stock price on that day, there was $0.5 million of unrecognized compensation cost related to nonvested awards that is expected to be recognized over a weighted-average period of 1.1 years.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
    The following is a summary of the changes in accumulated other comprehensive income (loss), by component, for the fiscal years ended January 31, 2023, 2022 and 2021:

	Foreign Currency Translation Adjustment	Net Investment Hedging Instruments, Unrealized Gain	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, January 31, 2020	$(5,931)	$2,711	$(3,220)
Total other comprehensive loss	4,719	—	4,719
Balance, January 31, 2021	(1,212)	2,711	1,499
Total other comprehensive income	(3,671)	—	(3,671)
Balance, January 31, 2022	(4,883)	2,711	(2,172)
Total other comprehensive loss	(2,847)	—	(2,847)
Balance, January 31, 2023	$(7,730)	$2,711	$(5,019)
    Income taxes are not provided for foreign currency translation adjustments arising from permanent investments in international subsidiaries.
NOTE 18 - EMPLOYEE BENEFIT PLANS
    The Company has a 401(k) profit-sharing plan ("401(k) Plan") for all employees at least 19 years of age. Effective January 1, 2022, the Company amended the 401(k) Plan where the Company matched 50% of the first 6% of the participating employee's contribution, to a company match of 50% on the first 8% of the participating employee's contributions. In addition, the Company may make a discretionary contribution to the 401(k) Plan as determined by the Board of Directors, with a maximum amount equal to the amount allowed under the IRS regulations. The Company recognized expense for contributions made to the 401(k) Plan totaling $5.4 million, $3.8 million and $3.1 million for the years ended January 31, 2023, 2022 and 2021. All amounts contributed during these years reflected matching contributions, as no discretionary contributions were made by the Company to the 401(k) Plan.
Additionally, the 401(k) Plan for the recent acquisition of the Heartland Companies has continued for those employees. The plan allows all full-time employees at least 21 years of age, to be eligible, and the Company will match 100% of first 4% of the participating employee's contributions.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 19 - BUSINESS COMBINATIONS
Fiscal 2023
On August 1, 2022, the Company acquired all outstanding equity interests of three entities, Heartland Agriculture, LLC, Heartland Solutions, LLC, and Heartland Leveraged Lender, LLC, (collectively referred to as the Heartland Companies") for $94.4 million in cash consideration. The Heartland Companies consist of 12 CaseIH commercial application agriculture locations, in the states of Idaho, Iowa, Kansas, Minnesota, Missouri, Montana, Nebraska, North Dakota, South Dakota, Washington, and Wisconsin. The Heartland Companies have been a successful CaseIH commercial application dealer group and our acquisition of these entities provides the Company the opportunity for synergies due to the overlap of our footprints, which will allow us to package deals that will include both commercial application equipment as well as other agricultural and construction equipment to commercial customers within our core footprint. These locations are included in the Company's Agriculture segment. In the most recent completed fiscal year, the Heartland Companies generated revenue of approximately $214 million. The results of operations for the Heartland Companies from the August 1, 2022 closing date through January 31, 2023, were approximately $103.2 million of revenue and $4.6 million of pre-tax income. The Company incurred $1.1 million in acquisition related expenses in connection with this acquisition, included in operating expenses in the consolidated statements of operations for the year ended January 31, 2023.
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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Purchase Price Allocation
    Each of the above acquisitions has been accounted for under the acquisition method of accounting, which requires the Company to estimate the acquisition date fair value of the assets acquired and liabilities assumed. As of January 31, 2023, all business combinations from fiscal years 2023, 2022, and 2021 are complete. The following table presents the aggregate purchase price allocations for all acquisitions completed during the fiscal years ended January 31, 2023, 2022, and 2021:

	Heartland Companies	Mark's Machinery	Year Ended January 31,
	August 1, 2022	April 1, 2022	2023	2022	2021
			(in thousands)
Assets acquired:
Cash	$1,583	$1	$1,584	$4	$1
Receivables	9,007	478	9,485	1,197	—
Inventories	103,504	3,386	106,890	13,780	4,260
Prepaid expenses and other	602	66	668	47	48
Property and equipment	20,204	4,088	24,292	8,236	1,752
Operating lease assets	3,928	—	3,928	—	2,006
Intangible assets	7,100	917	8,017	4,121	245
Goodwill	21,087	583	21,670	7,519	484
	167,015	9,519	176,534	34,904	8,796
Liabilities Assumed:
Accounts payable	18,547	—	18,547	—	—
Floorplan payable	31,699	—	31,699	—	—
Current operating lease liabilities	541	—	541	—	159
Deferred revenue	5,195	1,844	7,039	1,261	—
Accrued expenses and other	3,523	—	3,523	—	—
Long-term debt	4,591	—	4,591	—	—
Operating lease liabilities	3,387	—	3,387	—	1,847
Other Long-term liabilities	5,152		5,152	—	—
	72,635	1,844	74,479	1,261	2,006
Net assets acquired	$94,380	$7,675	$102,055	$33,643	$6,790

Goodwill recognized by segment:
Agriculture	$21,087	$583	$21,670	$7,519	$484
Goodwill expected to be deductible for tax purposes	21,087	583	21,670	7,519	484
    The recognition of goodwill in the above business combinations arose from the acquisition of an assembled workforce and anticipated synergies expected to be realized. The Company recognized, in the aggregate, a customer relationship intangible asset of $0.2 million, and $0.2 million for business combinations occurring during the years ended January 31, 2023 and 2022, respectively. The Company recognized, in the aggregate, a non-competition intangible asset of $0.8 million, $0.1 million, and $0.1 million for business combinations occurring during the years ended January 31, 2023, 2022, and 2021, respectively. The Company recognized, in the aggregate, a distribution rights intangible asset of $7.0 million, $3.9 million and $0.2 million for business combinations occurring during the years ended January 31, 2023, 2022 and 2021, respectively. The acquired non-competition and customer relationship intangible assets are being amortized over periods ranging from three to five years. The distribution rights assets are indefinite-lived intangible assets not subject to amortization, but are tested for impairment annually, or more frequently upon the occurrence of certain events or when circumstances indicate that impairment may be present. The Company estimated the fair value of these intangible assets using a multi-period excess earnings model, an income approach. Acquisition related costs for the fiscal year ended January 31, 2023, amounted to $1.1 million and acquisition related

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
costs for the fiscal years ended January 31, 2022 and 2021, were not material. All acquisition related costs have been expensed as incurred and recognized as operating expenses in the consolidated statements of operations.
Pro Forma Information
The following summarized unaudited pro forma condensed statement of operations information for the twelve months ended January 31, 2023 and 2022 assumes that the Heartland Companies acquisition occurred as of February 1, 2021. The Company prepared the following summarized unaudited pro forma financial results for comparative purposes only. The summarized unaudited pro forma information may not be indicative of the results that would have occurred had the Company completed the acquisition as of February 1, 2021 or that will be attained in the future.

	Year Ended January 31,
	2023	2022
	(in thousands)
Total Revenues	$2,369,378	$1,928,193
Net Income	$111,062	$77,664
NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS
    As of January 31, 2023 and 2022, the fair value of the Company's foreign currency contracts, which are either assets or liabilities measured at fair value on a recurring basis, was not material. These foreign currency contracts were valued using a discounted cash flow analysis, an income approach, utilizing readily observable market data as inputs, which is classified as a Level 2 fair value measurement.
    The Company also estimated the fair value of long-lived assets to be approximately zero in certain instances when no future cash flows were assumed to be generated from the use of such assets and the expected sales values were deemed to be nominal. All such fair value measurements were based on unobservable inputs and thus are Level 3 fair value inputs.
    The Company also has financial instruments that are not recorded at fair value in the consolidated balance sheets, including cash, receivables, payables and long-term debt. The carrying amounts of these financial instruments approximated their fair values as of January 31, 2023 and January 31, 2022. Approximate fair value of these financial instruments was estimated based on Level 2 fair value inputs. The estimated fair value of the Company's Level 2 long-term debt, which is provided for disclosure purposes only, is as follows:

	January 31, 2023	January 31, 2022
	(in thousands)
Carrying amount	$81,349	$68,267
Fair value	$70,434	$63,237
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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
    Revenue generated from sales to customers outside of the United States was $299.1 million, $318.0 million and $219.0 million for the years ended January 31, 2023, 2022 and 2021. As of January 31, 2023 and 2022, $14.5 million and $15.6 million of the Company's long-lived assets were held in its European subsidiaries and the remaining were held in the United States.
    The Company retains various unallocated income/(expense) items and assets at the general corporate level, which the Company refers to as "Shared Resources" in the table below. Shared Resource assets primarily consist of cash and property and equipment. Revenue between segments is immaterial.
    Certain financial information for each of the Company's business segments is set forth below.

	Year Ended January 31,
	2023	2022	2021
	(in thousands)
Revenue
Agriculture	$1,601,720	$1,076,751	$886,485
Construction	308,457	317,164	305,745
International	299,129	317,991	218,992
Total	$2,209,306	$1,711,906	$1,411,222
Income (Loss) Before Income Taxes
Agriculture	$102,733	$60,567	$34,422
Construction	18,569	15,543	186
International	20,197	12,552	(6,025)
Segment income before income taxes	141,499	88,662	28,583
Shared Resources	(6,258)	(1,761)	2,170
Total	$135,241	$86,901	$30,753
Total Impairment
Agriculture	$—	$—	$272
Construction	—	—	597
International	—	1,498	2,311
Total	$—	$1,498	$3,180
Interest Income
Agriculture	$79	$37	$72
Construction	110	114	135
International	133	113	46
Segment interest income	322	264	253
Shared Resources	17	65	16
Total	$339	$329	$269
Interest Expense
Agriculture	$3,573	$2,564	$4,884
Construction	2,218	2,614	5,552
International	1,345	2,128	2,796
Segment interest expense	7,136	7,306	13,232
Shared Resources	(192)	(1,594)	(6,050)
Total	$6,944	$5,712	$7,182

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended January 31,
	2023	2022	2021
Depreciation and Amortization
Agriculture	$9,035	$5,942	$5,337
Construction	9,262	10,482	12,197
International	2,730	2,858	2,645
Segment depreciation and amortization	21,027	19,282	20,179
Shared Resources	4,170	2,857	3,522
Total	$25,197	$22,139	$23,701
Capital Expenditures
Agriculture	$15,303	$13,879	$5,355
Construction	10,721	17,941	8,202
International	2,767	2,687	2,124
Segment capital expenditures	28,791	34,507	15,681
Shared Resources	7,691	3,119	4,408
Total	$36,482	$37,626	$20,089

		January 31, 2023	January 31, 2022
Total Assets		(in thousands)
Agriculture		$788,265	$481,190
Construction		187,739	157,846
International		170,647	155,275
Segment assets		1,146,651	794,311
Shared Resources		42,044	152,356
Total		$1,188,695	$946,667
NOTE 22 - SUBSEQUENT EVENTS
On February 1, 2023, the Company acquired certain assets of Pioneer Equipment. The acquired business consists of five agricultural equipment stores in American Falls, Blackfoot, Idaho Falls, Rexburg, and Rupert, Idaho. These locations will be included in the Company's Agriculture segment. In its most recently available completed fiscal year, ended December 31, 2021, Pioneer Equipment generated revenue of approximately $60.0 million. The total cash consideration paid for the acquired business was $10.1 million, and the Company used cash on hand to fund the acquisition. The Company has committed to acquire the real estate of Pioneer Equipment subject to customary closing conditions, for a purchase price of $9.4 million. The Company closed on three of the properties on March 8, 2023 and anticipates closing on the remaining locations on or before April 30, 2023. The Company has considered the disclosure requirements of ASC 805-10-50-2 and ASC 805-10-50-4 but has not included certain required disclosures in this report due to determination that it is not a material transaction.

Schedule II—Valuation and Qualifying Accounts and Reserves
Titan Machinery Inc.

Classification	Beginning Balance	Additions Charged to Expenses	Additions from CECL Adoption	Deductions for Write-offs, Net of Recoveries	Foreign Currency Translation Adjustments	Ending Balance
	(in thousands)
Valuation reserve deduction from receivables:
Year Ended January 31, 2023	$2,448	$1,674	$—	$(655)	$(27)	$3,440
Year Ended January 31, 2022	4,933	260	—	(2,688)	(57)	2,448
Year Ended January 31, 2021	5,123	498	210	(1,013)	115	4,933

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
    Management's Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, management has concluded that the Company’s disclosure controls and procedures were effective at January 31, 2023 to ensure that the information required to be disclosed by the Company in this annual report on Form 10-K is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
As previously disclosed, we completed the acquisition of the Heartland Companies on August 1, 2022, and, as permitted by SEC guidance for newly acquired businesses, we have elected to exclude the acquired operation of the Heartland Companies from the scope of design and operation of our disclosure controls and procedures for the year ended January 31, 2023. The Heartland Companies constitute 5.7% of total assets and 4.7% of total revenue of the consolidated financial statement amounts as of and for the year ended January 31, 2023. The Company is in the process of evaluating the existing controls and procedures of the Heartland Companies and integrating, the Heartland Companies into its system of internal controls over financial reporting.
    Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has also audited our internal control over financial reporting as of January 31, 2023, as stated in their report included in Item 8 of this Form 10-K.
    Changes in Internal Control over Financial Reporting. There has not been any change in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during its most recently completed fiscal quarter ended January 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
    None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
    Not applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
    Other than the information included in Part I of this Form 10-K under the heading "Information About Our Executive Officers," the information required by Item 10 is incorporated by reference to the sections labeled "Board of Directors" and "Corporate Governance," all of which will appear in our definitive proxy statement for our 2023 Annual Meeting of Stockholders.
ITEM 11.    EXECUTIVE COMPENSATION
    The information required by Item 11 is incorporated herein by reference to the sections labeled "Compensation Discussion and Analysis," "Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," "Executive Compensation (excluding the information under the subheading "Pay Versus Performance")," and

"Non-Employee Director Compensation," all of which will appear in our definitive proxy statement for our 2023 Annual Meeting of Stockholders.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
    The information required by Item 12 is incorporated herein by reference to the sections entitled "Security Ownership of Principal Stockholders and Management" and "Executive Compensation - Equity Compensation Plan Information," both of which will appear in our definitive proxy statement for our 2023 Annual Meeting of Stockholders.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
    The information required by Item 13 is incorporated herein by reference to the sections entitled "Corporate Governance—Independence" and "Certain Relationships and Related Transactions," both of which will appear in our definitive proxy statement for our 2023 Annual Meeting of Stockholders.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
    The information required by Item 14 is incorporated herein by reference to the section entitled "Fees of the Independent Registered Public Accounting Firm," which will appear in our definitive proxy statement for our 2023 Annual Meeting of Stockholders.
PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)Documents filed as part of this report.
(1)Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:
Report of Deloitte & Touche LLP on Consolidated Financial Statements as of January 31, 2023 and 2022 and for each of the three years in the period ended January 31, 2023
Report of Deloitte & Touche LLP on Internal Control Over Financial Reporting as of January 31, 2023
Consolidated Balance Sheets as of January 31, 2023 and 2022
Consolidated Statements of Operations for each of the three years in the period ended January 31, 2023
Consolidated Statements of Comprehensive Income for each of the three years in the period ended January 31, 2023
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended January 31, 2023
Consolidated Statements of Cash Flows for each of the three years in the period ended January 31, 2023
Notes to Consolidated Financial Statements
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
2.1
Securities Purchase Agreement, dated as of July 8, 2022, by and among Titan Machinery Inc.; Heartland Agriculture, LLC; Gordon Glade, Jeff Keller, Robert Caldwell and Michael Stopkotte; Michael Anderson, Barb Anderson, David Clare, Scott Reins, Shawn Sterling, The Constance Kent Revocable Trust and Lenco Enterprises, LLC; and Robert Caldwell, solely in his capacity as Seller Representative (incorporated herein by reference to Exhibit 2.1 of the registrant's Current Report on Form 8-K filed with the Commission on July 14, 2022).

2.1.1
Amendment No. 1 to Securities Purchase Agreement, dated as of July 28, 2022, by and among Titan Machinery Inc.; Heartland Agriculture, LLC; Gordon Glade, Jeff Keller, Robert Caldwell and Michael Stopkotte; Michael Anderson, Barb Anderson, David Clare, Scott Reins, Shawn Sterling, The Constance Kent Revocable Trust and Lenco Enterprises, LLC; and Robert Caldwell, solely in his capacity as Seller Representative (incorporated herein by reference to Exhibit 2.1 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on September 9, 2022).

2.2
Securities Purchase Agreement, dated as of July 8, 2022, by and among Titan Machinery Inc.; Heartland Solutions, LLC; Oak Hill Capital, LLC, Jeff Keller and Robert Caldwell; Robert Caldwell, solely in his capacity as Seller Representative; and solely for purposes of being bound by Sections 6.07 and 9.13 thereof, Gordon Glade (incorporated herein by reference to Exhibit 2.2 of the registrant's Current Report on Form 8-K filed with the Commission on July 14, 2022).

2.3
Securities Purchase Agreement, dated as of July 8, 2022, by and among Titan Machinery Inc.; Heartland Leverage Lender, LLC; Gordon Glade, Jeff Keller and Robert Caldwell; and Robert Caldwell, solely in his capacity as Seller Representative (incorporated herein by reference to Exhibit 2.3 of the registrant's Current Report on Form 8-K filed with the Commission on July 14, 2022).

2.3.1
Amendment No. 1 to Securities Purchase Agreement, dated as of July 29, 2022, by and among Titan Machinery Inc.; Heartland Leverage Lender, LLC; Gordon Glade, Jeff Keller and Robert Caldwell; and Robert Caldwell, solely in his capacity as Seller Representative (incorporated herein by reference to Exhibit 2.2 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on September 9, 2022).

3.1	Certificate of Incorporation of the registrant, as amended (incorporated herein by reference to Exhibit 3.1 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on September 10, 2012, File No. 001-33866).

3.2	Bylaws of the registrant, as amended (incorporated herein by reference to Exhibit 3.2 of the registrant's Annual Report on Form 10-K filed with the Commission on April 16, 2009, File No. 001-33866).

4.1	Specimen Certificate representing shares of common stock of Titan Machinery Inc. (incorporated by reference to Exhibit 4.1 of the registrant's Amendment No. 6 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on December 3, 2007).

4.2	Description of Securities of Titan Machinery registered under Section 12 of the Exchange Act of 1934, as amended (incorporated herein by reference to Exhibit 4.3 of the registrant's Annual Report on Form 10-K filed with the Commission on April 7, 2020).

10.1	Amended and Restated Employment Agreement, dated March 6, 2013, between David Meyer and the registrant (incorporated herein by reference to Exhibit 10.2 of the registrant's Annual Report on Form 10-K filed with the Commission on April 10, 2013, File No. 001-33866).**

10.1.1	Amendment dated March 1, 2014 to the Amended and Restated Employment Agreement, dated March 6, 2013, between David Meyer and the registrant (incorporated herein by reference to Exhibit 10.54 of the registrant's Annual Report on Form 10-K filed with the Commission on April 11, 2014).**

10.2	Executive Employment Agreement, dated September 5, 2018, between Bryan J. Knutson and the registrant (incorporated herein by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on September 6, 2018).**

10.2.1	Amendment dated September 1, 2021 to the Executive Employment Agreement, dated September 5, 2018 between Bryan J. Knutson and the registrant (incorporated herein by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q filed with the Commission on September 3, 2021).**

10.3
Executive Employment Agreement, dated September 29, 2022, between Robert Larsen and the Company (incorporated herein by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed with the Commission on September 30, 2022).**

No.	Description
10.4
Amended and Restated Employment Agreement, dated September 4, 2015, between Mark Kalvoda and the registrant (incorporated herein by reference to Exhibit 10.3 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on September 9, 2015).**

10.4.1
Amendment dated September 1, 2016 to the Amended and Restated Employment Agreement, dated September 4, 2015 between Mark Kalvoda and the registrant (incorporated herein by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q filed with the Commission on September 1, 2016).**

10.4.2	Letter Agreement between Titan Machinery Inc. and Mark Kalvoda, dated April 25, 2022, between Mark Kalvoda and the registrant (incorporated herein by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed with the Commission on June 3, 2022).**

10.5	Agricultural Equipment Sales & Service Agreement, dated May 31, 2017, between CNH Industrial America LLC and the registrant (incorporated herein by reference to Exhibit 10.3 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 2, 2017).

10.5.1	Amendment to the Agricultural Equipment Sales & Service Agreement, dated May 31, 2017, between CNH Industrial America LLC and the registrant (incorporated herein by reference to Exhibit 10.4 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 2, 2017).

10.6
Form of CaseIH Agriculture Equipment Sales and Service Agreement between CNH Industrial America LLC and Titan Machinery Inc. (incorporated herein by reference to Exhibit 10.3 of the registrant’s Quarterly Report on Form 10-Q filed with the Commission on September 9, 2022).

10.6.1
Revision 1 to the Case IH Agricultural Equipment Sales and Service Agreement between CNH Industrial America LLC and Titan Machinery Inc. (incorporated herein by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q filed with the Commission on September 9, 2022).

10.7	Construction Equipment Sales & Service Agreement, dated May 31, 2017, between CNH Industrial America LLC and the registrant (incorporated herein by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 2, 2017).

10.7.1	Amendment to the Construction Equipment Sales & Service Agreement, dated May 31, 2017, between CNH Industrial America LLC and the registrant (incorporated herein by reference to Exhibit 10.2 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 2, 2017).

10.8	New Holland Equipment Sales & Service Agreement, dated May 31, 2017, between CNH Industrial America LLC and the registrant (incorporated herein by reference to Exhibit 10.5 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 2, 2017).

10.8.1	Amendment to the New Holland Equipment Sales & Service Agreement, dated May 31, 2017, between CNH Industrial America LLC and the registrant (incorporated herein by reference to Exhibit 10.6 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 2, 2017).

10.9	Dealer Security Agreement dated April 14, 2003 between New Holland North America, Inc. and the registrant (incorporated herein by reference to Exhibit 10.14 of the registrant's Amendment No. 2 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on October 10, 2007).

10.10	Dealer Security Agreements between CNH America LLC and the registrant (incorporated herein by reference to Exhibit 10.15 of the registrant's Amendment No. 2 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on October 10, 2007).

10.11
Agreement to Grant Commercial Application Equipment Distribution Rights, dated as of August 1, 2022, by and between CNH Industrial America LLC and Titan Machinery Inc. (incorporated herein by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q filed with the Commission on September 9, 2022).

10.12	Amended and Restated Wholesale Floorplan Credit Facility and Security Agreement, dated November 13, 2007, between CNH Capital America LLC and the registrant (incorporated herein by reference to Exhibit 10.25 of the registrant's Amendment No. 5 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on November 27, 2007).

10.12.1	Letter Agreement with CNH Capital America, LLC dated September 30, 2011, amending the November 13, 2007 Amended and Restated Wholesale Floorplan Credit Facility and Security Agreement (incorporated herein by reference to Exhibit 10.3 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on December 9, 2011, File No. 001-33866).

10.12.2	Letter Agreement with CNH Capital America, LLC dated November 20, 2012, amending the November 13, 2007 Amended and Restated Wholesale Floorplan Credit Facility and Security Agreement (incorporated herein by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on December 6, 2012, File No. 001-33866).

No.	Description
10.12.3	Letter Agreement with CNH Capital America, LLC dated February 15, 2013, amending the November 13, 2007 Amended and Restated Wholesale Floorplan Credit Facility and Security Agreement (incorporated herein by reference to Exhibit 10.49 of the registrant's Annual Report on Form 10-K filed with the Commission on April 10, 2013, File No. 001-33866).

10.12.4	Amendment dated December 8, 2014 to the Amended and Restated Wholesale Floor Plan Credit Facility and Security Agreement dated November 13, 2007 by and between the registrant and CNH Industrial Capital America LLC (incorporated herein by reference to Exhibit 10.2 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on December 10, 2014, File No. 001-33866).

10.12.5	Second Amendment dated March 31, 2016 to the Amended and Restated Wholesale Floor Plan Credit Facility and Security Agreement dated November 13, 2007 by and between the registrant and CNH Industrial Capital America LLC (incorporated herein by reference to Exhibit 10.17.5 of the registrant's Annual Report on Form 10-K filed with the Commission on April 13, 2016).

10.12.6	Amendment dated October 5, 2017 to the Amended and Restated Wholesale Floor Plan Credit Facility and Security Agreement dated November 13, 2007 by and between the registrant and CNH Industrial Capital America LLC (incorporated herein by reference to Exhibit 10.2 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on December 7, 2017).

10.12.7	Amendment dated April 1, 2018 to the Amended and Restated Wholesale Floor Plan Credit Facility and Security Agreement dated November 13, 2007 by and between the registrant and CNH Industrial Capital America LLC (incorporated herein by reference to Exhibit 10.8.7 of the registrant's Annual Report on Form 10-K filed with the Commission on April 6, 2018).

10.12.8	Amendment dated May 31, 2018 to the Amended and Restated Wholesale Floor Plan Credit Facility and Security Agreement dated November 13, 2007 by and between the registrant and CNH Industrial Capital America LLC (incorporated herein by reference to Exhibit 10.8.7 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 7, 2018).

10.12.9	Amendment dated November 30, 2018 to the Amended and Restated Wholesale Floor Plan Credit Facility and Security Agreement dated November 13, 2007 by and between the registrant and CNH Industrial Capital America LLC (incorporated herein by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on December 6, 2018).

10.12.10	Amendment dated January 18, 2019 to the Amended and Restated Wholesale Floor Plan Credit Facility and Security Agreement dated November 13, 2007 by and between the registrant and CNH Industrial Capital America LLC (incorporated herein by reference to Exhibit 10.9.10 of the registrant's Annual Report on Form 10-K filed with the Commission on April 5, 2019).

10.12.11	Amendment dated November 13, 2019 to the Amended and Restated Wholesale Floor Plan Credit Facility and Security Agreement dated November 13, 2007 by and between the registrant and CNH Industrial Capital America LLC (incorporated herein by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed with the Commission on December 5, 2019).

10.12.12	Amendment dated November 17, 2020 to the Amended and Restated Wholesale Floor Plan Credit Facility and Security Agreement dated November 13, 2007 by and between the registrant and CNH Industrial Capital America LLC (incorporated herein by reference to Exhibit 10.9.12 of the registrant’s Quarterly Report on Form 10-K filed with the Commission on March 31, 2021).

10.12.13
Amendment dated December 3, 2021 to the Amended and Restated Wholesale Floor Plan Credit Facility and Security Agreement dated November 13, 2007 by and between the registrant and CNH Industrial Capital America LLC (incorporated herein by reference to Exhibit 10.9.13 of the registrant's Annual Report on Form 10-K with the Commission on April 1, 2022).

10.12.14
Amendment, dated August 1, 2022, to the Amended and Restated Wholesale Floor Plan Credit Facility and Security Agreement, dated November 13, 2007, by and between Titan Machinery Inc. and CNH Industrial Capital America LLC (incorporated herein by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed with the Commission on September 9, 2022).

10.12.15*	Third Amendment, dated January 31, 2023, to the Amended and Restated Third Revolving Credit Agreement dated November 13, 2007 by and between the registrant and CNH Industrial Capital America LLC.

10.13	Third Amended and Restated Credit Agreement, dated as of April 3, 2020, by and among the registrant, as Borrower, the financial institutions party thereto, as lenders, Bank of America, N.A., as Administrative Agent, Bank of American, N.A., Wells Fargo Bank N.A., and Regions Bank, as Joint Lead Arrangers and Joint Book Runners, Wells Fargo Bank, N.A., and Regions Bank, as Joint Syndication Agents, and BBVA USE as Documentation Agent (incorporated by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 4, 2020).

No.	Description
10.13.1	Amendment dated June 4, 2021 to the Third Amended and Restated Credit Agreement, dated as of April 3, 2020, by and among the registrant, as Borrower, the financial institutions party thereto, as lenders, Bank of America, N.A., as Administrative Agent, Bank of American, N.A., Wells Fargo Bank N.A., and Regions Bank, as Joint Lead Arrangers and Joint Book Runners, Wells Fargo Bank, N.A., and Regions Bank, as Joint Syndication Agents, and BBVA USE as Documentation Agent (incorporated by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on September 3, 2021).

10.13.2	Amendment No. 2 to Third Amended and Restated Credit Agreement, dated October 31, 2022, by and among Titan Machinery Inc., Heartland Agriculture, LLC, Heartland Ag Kansas, LLC and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on December 8, 2022).

10.13.3
Joinder to Third Amended and Restated Credit Agreement, dated as of August 31, 2022, by and among Titan Machinery Inc., Heartland Agriculture, LLC, Heartland Ag Kansas, LLC and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.5 of the registrant’s Quarterly Report on Form 10-Q filed with the Commission on September 9, 2022).

10.13.4
Joinder to Third Amended and Restated Guaranty and Security Agreement, dated as of August 31, 2022, by and among Titan Machinery Inc., Heartland Agriculture, LLC, Heartland Ag Kansas, LLC and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.6 of the registrant’s Quarterly Report on Form 10-Q filed with the Commission on September 9, 2022).

10.14	Titan Machinery Inc. 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on June 3, 2014).**

10.14.1	Amended and Restated Titan Machinery Inc. 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Commission on June 9, 2020).**

10.15	Form of Titan Machinery Inc. Restricted Stock Agreement (for non-employee directors) under the 2014 Equity Incentive Plan, revised effective June 1, 2018 (incorporated herein by reference to Exhibit 10.16 of the registrant's Annual Report on Form 10-K filed with the Commission on April 5, 2019).**

10.15.1	Form of Titan Machinery Inc. Restricted Stock Agreement (for non-employee directors) under the Amended and Restated Titan Machinery Inc. 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 4, 2020).**

10.15.2	Form of Titan Machinery Inc. Restricted Stock Agreement (for non-employee directors) under the Amended and Restated Titan Machinery Inc. 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.12.2 of the registrant's Quarterly Report on Form 10-K filed with the Commission on April 1, 2022).**

10.16	Form of Titan Machinery Inc. Restricted Stock Agreement under the 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 5, 2014).**

10.16.1	Form of Titan Machinery Inc. Restricted Stock Agreement under the 2014 Equity Incentive Plan, revised effective June 1, 2018 (incorporated herein by reference to Exhibit 10.17.1 of the registrant's Annual Report on Form 10-K filed with the Commission on April 5, 2019). **

10.16.2	Form of Titan Machinery Inc. Restricted Stock Agreement under the Amended and Restated Titan Machinery Inc. 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 4, 2020).**

10.17	Form of Titan Machinery Inc. Restricted Stock Unit Agreement under the Amended and Restated Titan Machinery Inc. 2014 Equity Incentive Plan, used for purposes of granting awards to European employees (incorporated herein by reference to Exhibit 10.2 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on September 9, 2014).**

10.17.1	Form of Titan Machinery Inc. Restricted Stock Unit Agreement under the 2014 Equity Incentive Plan, used for purposes of granting awards to European employees, revised effective June 1, 2017 (incorporated herein by reference to Exhibit 10.18.1 of the registrant's Annual Report on Form 10-K with the Commission on April 5, 2019). **

10.17.2	Form of Titan Machinery Inc. Restricted Stock Unit Agreement under the Amended and Restated Titan Machinery Inc. 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 4, 2020).**

10.18	Form of Director and Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.19 of the registrant's Annual Report on Form 10-K with the Commission on April 5, 2019).

No.	Description
10.19	Titan Machinery Inc. Non-Employee Director Compensation Plan (incorporated herein by reference to Exhibit 10.20 of the registrant's Annual Report on Form 10-K with the Commission on April 1, 2022).**

10.20	Description of Titan Machinery Inc.’s Executive Cash Bonus Plan (incorporated herein by reference to Exhibit 10.34 of the registrant’s Annual Report on Form 10-K filed with the Commission on April 15, 2015). **

21.1*	Subsidiaries of Titan Machinery Inc.

23.1*	Consent of Deloitte & Touche LLP

24.1*	Power of Attorney

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from Titan Machinery Inc.'s Annual Report on Form 10-K for the year ended January 31, 2023 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of January 31, 2023 and 2022, (ii) the Consolidated Statements of Operations for the fiscal years ended January 31, 2023, 2022 and 2021, (iii) the Consolidated Statements of Comprehensive Income for the fiscal years ended January 31, 2023, 2022 and 2021, (iv) the Consolidated Statements of Stockholders' Equity for the fiscal years ended January 31, 2023, 2022 and 2021, (v) the Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2023, 2022 and 2021, and (vi) the Notes to the Consolidated Financial Statements.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Dated: March 30, 2023
TITAN MACHINERY INC.

By	/s/ DAVID J. MEYER	By	/s/ ROBERT LARSEN
	David J. Meyer, Board Chair and Chief Executive Officer		Robert Larsen, Chief Financial Officer
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ DAVID J. MEYER	Board Chair, Chief Executive Officer (principal executive officer)	March 30, 2023
David J. Meyer

/s/ ROBERT LARSEN	Chief Financial Officer (principal financial officer and principal accounting officer)	March 30, 2023
Robert Larsen

*	Director
Frank Anglin III		March 30, 2023

*	Director
Tony Christianson		March 30, 2023

*	Director
Stan Erickson		March 30, 2023

*	Director
Christine Hamilton		March 30, 2023

*	Director
Jody Horner		March 30, 2023

*	Director
Richard Mack		March 30, 2023

*By	/s/ ROBERT LARSEN
Robert Larsen, Attorney-in-Fact