Form 10-Q
period 2023-04-30
Titan Machinery Inc.
filed 2023-06-01
CIK 1409171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023
OR

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

As of May 30, 2023, 22,667,166 shares of Common Stock, $0.00001 par value, of the registrant were outstanding.

TITAN MACHINERY INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)

	April 30, 2023	January 31, 2023

Assets
Current Assets
Cash	$38,357	$43,913
Receivables, net of allowance for expected credit losses	131,284	95,844
Inventories, net	854,154	703,939
Prepaid expenses and other	19,792	25,554
Total current assets	1,043,587	869,250
Noncurrent Assets
Property and equipment, net of accumulated depreciation	233,830	217,782
Operating lease assets	47,684	50,206
Deferred income taxes	2,169	1,246
Goodwill	30,691	30,622
Intangible assets, net of accumulated amortization	18,330	18,411
Other	1,814	1,178
Total noncurrent assets	334,518	319,445
Total Assets	$1,378,105	$1,188,695

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$43,195	$40,834
Floorplan payable	442,950	258,372
Current maturities of long-term debt	7,481	7,241
Current operating lease liabilities	9,888	9,855
Deferred revenue	97,532	119,845
Accrued expenses and other	48,042	58,159
Income taxes payable	11,151	3,845
Total current liabilities	660,239	498,151
Long-Term Liabilities
Long-term debt, less current maturities	93,445	89,950
Operating lease liabilities	45,770	48,513
Deferred income taxes	9,567	9,563
Other long-term liabilities	5,051	6,212
Total long-term liabilities	153,833	154,238
Commitments and Contingencies (Note 15)
Stockholders' Equity
Common stock, par value $.00001 per share, 45,000 shares authorized; 22,669 shares issued and outstanding at April 30, 2023; 22,698 shares issued and outstanding at January 31, 2023	—	—
Additional paid-in-capital	256,207	256,541
Retained earnings	311,749	284,784
Accumulated other comprehensive loss	(3,923)	(5,019)
Total stockholders' equity	564,033	536,306
Total Liabilities and Stockholders' Equity	$1,378,105	$1,188,695
 See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended April 30,
	2023	2022
Revenue
Equipment	$429,376	$356,366
Parts	96,606	68,562
Service	34,933	29,523
Rental and other	8,716	6,556
Total Revenue	569,631	461,007
Cost of Revenue
Equipment	368,262	310,234
Parts	65,103	47,310
Service	12,409	10,760
Rental and other	5,277	4,009
Total Cost of Revenue	451,051	372,313
Gross Profit	118,580	88,694
Operating Expenses	81,315	64,152
Income from Operations	37,265	24,542
Other Income (Expense)
Interest and other income	720	492
Floorplan interest expense	(1,272)	(254)
Other interest expense	(1,274)	(1,196)
Income Before Income Taxes	35,439	23,584
Provision for Income Taxes	8,474	6,044
Net Income	$26,965	$17,540

Earnings per Share:
Basic	$1.19	$0.78
Diluted	$1.19	$0.78

Weighted Average Common Shares:
Basic	22,441	22,312
Diluted	22,448	22,321

See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended April 30,
	2023	2022
Net Income	$26,965	$17,540
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	1,096	(1,191)
Comprehensive Income	$28,061	$16,349

See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares Outstanding	Amount
BALANCE, January 31, 2023	22,698	$—	$256,541	$284,784	$(5,019)	$536,306
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	(29)		(993)			(993)
Stock-based compensation expense			659			659
Net income				26,965		26,965
Other comprehensive income					1,096	1,096
BALANCE, April 30, 2023	22,669	$—	$256,207	$311,749	$(3,923)	$564,033

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares Outstanding	Amount
BALANCE, January 31, 2022	22,588	$—	$254,455	$182,916	$(2,172)	$435,199
Common stock issued on grant of restricted stock and exercise of stock options, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	(19)	—	(685)	—	—	(685)
Stock-based compensation expense	—	—	620	—	—	620
Net income	—	—	—	17,540	—	17,540
Other comprehensive loss	—	—	—	—	(1,191)	(1,191)
BALANCE, April 30, 2022	22,569	$—	$254,390	$200,456	$(3,363)	$451,483

See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended April 30,
	2023	2022
Operating Activities
Net income	$26,965	$17,540
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,948	5,224
Deferred income taxes	(904)	(998)
Stock-based compensation expense	659	620
Noncash interest expense	64	58
Other, net	1,663	2,059
Changes in assets and liabilities, net of effects of acquisitions
Receivables	(32,307)	9,846
Prepaid expenses and other assets	1,274	3,600
Inventories	(140,107)	(69,321)
Manufacturer floorplan payable	86,259	51,069
Deferred revenue	(23,987)	(6,413)
Accounts payable, accrued expenses and other and other long-term liabilities	(4,231)	(7,963)
Net Cash Provided by (Used for) Operating Activities	(77,704)	5,321
Investing Activities
Rental fleet purchases	(1,329)	(1,046)
Property and equipment purchases (excluding rental fleet)	(9,599)	(4,065)
Proceeds from sale of property and equipment	2,850	836
Acquisition consideration, net of cash acquired	(17,463)	(7,675)
Other, net	(759)	6
Net Cash Used for Investing Activities	(26,300)	(11,944)
Financing Activities
Net change in non-manufacturer floorplan payable	97,266	2,000
Proceeds from long-term debt borrowings	5,131	8,415
Principal payments on long-term debt and finance leases	(3,207)	(1,743)
Other, net	(994)	(683)
Net Cash Provided by Financing Activities	98,196	7,989
Effect of Exchange Rate Changes on Cash	252	(420)
Net Change in Cash	(5,556)	946
Cash at Beginning of Period	43,913	146,149
Cash at End of Period	$38,357	$147,095
Supplemental Disclosures of Cash Flow Information
Cash paid during the period
Income taxes, net of refunds	$84	$102
Interest	$2,090	$1,386
Supplemental Disclosures of Noncash Investing and Financing Activities
Net property and equipment financed with long-term debt, finance leases, accounts payable and accrued liabilities	$1,473	$1,247
Net transfer of assets to property and equipment from inventories	$(935)	$(891)

See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
    The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The quarterly operating results for Titan Machinery Inc. (the “Company”) are subject to fluctuation due to varying weather patterns, which may impact the timing and amount of equipment purchases, rentals, and after-sales parts and service purchases by the Company’s agriculture, construction and international customers. Therefore, operating results for the three-months ended April 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2024. The information contained in the consolidated balance sheet as of January 31, 2023 was derived from the audited consolidated financial statements of the Company for the fiscal year then ended. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2023 as filed with the SEC.
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
Russia/Ukraine Geopolitical Conflict
In February 2022, the Russia/Ukraine conflict significantly intensified, and the sustained conflict and disruption in the region is ongoing. Titan Machinery Ukraine, LLC ("Titan Machinery Ukraine"), the Company's wholly owned Ukrainian subsidiary, has nine locations throughout Ukraine primarily in western and central Ukraine. The conflict has caused disruptions in our Ukrainian operations, with our revenues for the three months ended April 30, 2023 down 10.7% from the prior year period. These disruptions have not been material to the Company's consolidated financial statements. However, if the conflict intensifies in western and central Ukraine, it could significantly increase the adverse effect on the Company in future periods.
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
Recently Adopted Accounting Guidance
In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2022-04, Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. This new standard requires that the buyer in a supplier finance program discloses information about the key terms of the program, outstanding confirmed amounts as of the end of the period, a rollforward of such amounts during each annual period, and a description of where in the financial statements outstanding amounts are presented. This ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the disclosure of rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption of this ASU is permitted. Entities must apply the amendments of this ASU retrospectively to all periods in which a balance sheet is presented, with the exception of the amendment on disclosure of rollforward information, which entities only need to apply prospectively.

The Company has agreements with financial institutions to facilitate the purchase of inventory from designated suppliers under certain terms and conditions. Under these agreements, the Company receives extended payment terms and agrees to pay the financial institution a stated amount of confirmed invoices from its designated suppliers. The Company may incur interest in accordance with the terms of the agreements. Additionally, the Company has no involvement in establishing the terms or conditions of the arrangements between its suppliers and the financial institution.
The amounts outstanding under these agreements as of April 30, 2023 and January 31, 2023 were $26.3 million and $13.0 million, respectively, and are presented as Floorplan payable on the Condensed Consolidated Balance Sheet.

NOTE 2 - EARNINGS PER SHARE
    The following table sets forth the calculation of basic and diluted earnings per share (EPS):

	Three Months Ended April 30,
	2023	2022
	(in thousands, except per share data)
Numerator:
Net income	$26,965	$17,540
Allocation to participating securities	(295)	(210)
Net income attributable to Titan Machinery Inc. common stockholders	$26,670	$17,330
Denominator:
Basic weighted-average common shares outstanding	22,441	22,312
Plus: incremental shares from vesting of restricted stock units	7	9
Diluted weighted-average common shares outstanding	22,448	22,321

Earnings Per Share:
Basic	$1.19	$0.78
Diluted	$1.19	$0.78

NOTE 3 - REVENUE
    Revenues are recognized when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration we expect to collect in exchange for those goods or services. Sales, value added and other taxes collected from our customers concurrent with our revenue activities are excluded from revenue.
    The following tables present our revenue disaggregated by revenue source and segment:

	Three Months Ended April 30, 2023
	Agriculture	Construction	International	Total
	(in thousands)
Equipment	$325,660	$45,458	$58,258	$429,376
Parts	69,547	13,664	13,395	96,606
Service	26,266	6,336	2,331	34,933
Other	1,167	360	359	1,886
Revenue from contracts with customers	422,640	65,818	74,343	562,801
Rental	555	6,178	97	6,830
Total revenues	$423,195	$71,996	$74,440	$569,631

	Three Months Ended April 30, 2022
	Agriculture	Construction	International	Total
	(in thousands)
Equipment	$251,093	$43,819	$61,454	$356,366
Parts	44,506	12,063	11,993	68,562
Service	21,953	5,823	1,747	29,523
Other	799	303	205	1,307
Revenue from contracts with customers	318,351	62,008	75,399	455,758
Rental	197	4,956	96	5,249
Total revenues	$318,548	$66,964	$75,495	$461,007
Unbilled Receivables and Deferred Revenue
    Unbilled receivables from contracts with customers amounted to $29.5 million and $19.8 million as of April 30, 2023 and January 31, 2023, respectively. This increase in unbilled receivables is primarily the result of a seasonal increase in the volume of our service transactions in which we recognize revenue as our work is performed and prior to customer invoicing.
    Deferred revenue from contracts with customers amounted to $96.2 million and $118.1 million as of April 30, 2023 and January 31, 2023, respectively. Our deferred revenue most often increases in the fourth quarter of each fiscal year due to a higher level of customer down payments or prepayments and longer time periods between customer payment and delivery of the equipment asset, and the related recognition of equipment revenue, prior to its seasonal use. During the three months ended April 30, 2023 and 2022, the Company recognized $66.4 million and $64.6 million, respectively, of revenue that was included in the deferred revenue balance as of January 31, 2023 and January 31, 2022, respectively. No material amount of revenue was recognized during the three months ended April 30, 2023 or 2022 from performance obligations satisfied in previous periods.

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

	April 30, 2023	January 31, 2023
	(in thousands)
Trade and unbilled receivables from contracts with customers
Trade receivables due from customers	$69,409	$47,298
Unbilled receivables	29,549	19,764
Less allowance for expected credit losses	3,288	3,080
	95,670	63,982

Trade receivables due from finance companies	20,275	11,212

Trade and unbilled receivables from rental contracts
Trade receivables	3,228	3,629
Unbilled receivables	839	776
Less allowance for expected credit losses	363	360
	3,704	4,045
Other receivables
Due from manufacturers	10,242	15,007
Other	1,393	1,598
	11,635	16,605
Receivables, net of allowance for expected credit losses	$131,284	$95,844
    Following is a summary of allowance for credit losses on trade and unbilled accounts receivable by segment:

	Agriculture	Construction	International	Total
	(in thousands)
Balance at January 31, 2023	$367	$124	$2,589	$3,080
Current expected credit loss provision	30	62	191	283
Write-offs charged against allowance	44	42	15	101
Credit loss recoveries collected	12	1	2	15
Foreign exchange impact	—	—	11	11
Balance at April 31, 2023	$365	$145	$2,778	$3,288

	Agriculture	Construction	International	Total
	(in thousands)
Balance at January 31, 2022	$232	$166	$1,502	$1,900
Current expected credit loss provision	3	43	768	814
Write-offs (recoveries) charged against allowance	(4)	45	39	80
Credit loss recoveries collected	16	2	—	18
Foreign exchange impact	—	—	(15)	(15)
Balance at April 30, 2022	$255	$166	$2,216	$2,637
    The increase in the credit loss provision in the International segment, during the three months ended April 30, 2023, was driven by a $0.2 million bad debt provision placed on the accounts receivables due from customers of Titan Machinery Ukraine, primarily due to the ongoing Russia-Ukraine conflict.

The following table presents impairment losses (recoveries) on receivables arising from sales contracts with customers and receivables arising from rental contracts:

	Three Months Ended April 30,
	2023	2022
	(in thousands)
Impairment losses (recoveries) on:
Receivables from sales contracts	$282	$813
Receivables from rental contracts	52	(11)
	$334	$802
NOTE 5 - INVENTORIES

	April 30, 2023	January 31, 2023
	(in thousands)
New equipment	$497,655	$369,828
Used equipment	181,558	164,761
Parts and attachments	168,695	164,553
Work in process	6,246	4,797
	$854,154	$703,939

NOTE 6 - PROPERTY AND EQUIPMENT

	April 30, 2023	January 31, 2023
	(in thousands)
Rental fleet equipment	$76,928	$75,386
Machinery and equipment	28,605	27,220
Vehicles	85,039	80,122
Furniture and fixtures	55,154	53,937
Land, buildings, and leasehold improvements	153,284	140,773
	399,010	377,438
Less accumulated depreciation	165,180	159,656
	$233,830	$217,782
    The Company includes depreciation expense related to its rental fleet and its trucking fleet, for hauling equipment, in Cost of Revenue, which was $1.8 million and $1.5 million for the three months ended April 30, 2023 and 2022, respectively. All other depreciation expense is included in Operating Expenses, which was $4.8 million and $3.5 million for the three months ended April 30, 2023 and 2022, respectively.
    The Company reviews its long-lived assets for potential impairment whenever events or circumstances indicate that the carrying value of the long-lived asset (or asset group) may not be recoverable. Due to the results of the analyses, the Company concluded no impairments were necessary, thus no impairment was recognized for the three months ended April 30, 2023 and 2022.

NOTE 7 - INTANGIBLE ASSETS AND GOODWILL
Finite-Lived Intangible Assets
The Company's finite-lived intangible assets consist of customer relationships and covenants not to compete. The following is a summary of intangible assets with finite lives as of April 30, 2023 and January 31, 2023.

	April 30, 2023			January 31, 2023
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)			(in thousands)
Customer relationships	$538	$(207)	$331	$538	$(180)	$358
Covenants not to compete	1,025	(276)	749	1,025	(222)	803
	$1,563	$(483)	$1,080	$1,563	$(402)	$1,161
Future amortization expense, as of April 30, 2023, is expected to be as follows:

Fiscal Year Ended January 31,	Amount
(in thousands)
2024 (remainder)	$232
2025	288
2026	246
2027	220
2028	94
Thereafter	—
$1,080
Indefinite-Lived Intangible Assets
    The Company's indefinite-lived intangible assets consist of distribution rights assets. The following is a summary of the changes in indefinite-lived intangible assets, by segment, for the three months ended April 30, 2023:

	Agriculture	Construction	Total
	(in thousands)
January 31, 2023	$17,178	$72	$17,250
April 30, 2023	$17,178	$72	$17,250
Goodwill
    The following presents changes in the carrying amount of goodwill, by segment, for the three months ended April 30, 2023:

	Agriculture	Total
	(in thousands)
January 31, 2023	$30,622	$30,622
Arising from business combinations	69	69
April 30, 2023	$30,691	$30,691

NOTE 8 - FLOORPLAN PAYABLE/LINES OF CREDIT
As of April 30, 2023, the Company had floorplan lines of credit totaling $781.0 million, which is primarily comprised of three floorplan lines of credit: (i) a $500.0 million credit facility with CNH Industrial, (ii) a $185.0 million line of credit under the Bank Syndicate Agreement, and (iii) a $50.0 million credit facility with DLL Finance LLC.
The Company's outstanding balances of floorplan lines of credit as of April 30, 2023 and January 31, 2023, consisted of the following:

	April 30, 2023	January 31, 2023
	(in thousands)
CNH Industrial	$245,668	$177,337
Bank Syndicate Agreement Floorplan Loan	120,050	35,550
DLL Finance	22,411	9,914
Other outstanding balances with manufacturers and non-manufacturers	54,821	35,571
	$442,950	$258,372
    As of April 30, 2023, the interest bearing U.S. floorplan payables carried a variable interest rate of 6.42% compared to 5.94% as of January 31, 2023. As of April 30, 2023, foreign floorplan payables carried a variable interest rate with a range of 5.37% to 5.72%, compared to a range of 4.16% to 4.96% as of January 31, 2023 on multiple lines of credit. The Company had non-interest bearing floorplan payables of $303.8 million and $213.0 million, on April 30, 2023 and January 31, 2023, respectively.
NOTE 9 - LONG TERM DEBT
    The following is a summary of long-term debt as of April 30, 2023 and January 31, 2023:

Description	Maturity Dates	Interest Rates	April 30, 2023	January 31, 2023
			(in thousands)
Mortgage loans, secured	Various through May 2039	2.1% to 6.0%	$72,432	$68,689
Sale-leaseback financing obligations	Various through December 2030	3.4% to 10.3%	10,957	11,252
Vehicle loans, secured	Various through November 2028	2.1% to 6.2%	12,946	12,659
Other	Various through July 2039	3.6%	4,591	4,591
Total debt			100,926	97,191
Less: current maturities			7,481	7,241
Long-term debt, net			$93,445	$89,950

NOTE 10 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
    The following is a summary of the changes in accumulated other comprehensive income (loss), by component, for the three month periods ended April 30, 2023 and April 30, 2022:

	Foreign Currency Translation Adjustment	Net Investment Hedging Gain	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, January 31, 2023	$(7,730)	$2,711	$(5,019)
Other comprehensive income (loss)	1,096	—	1,096
Balance, April 30, 2023	(6,634)	2,711	(3,923)

	Foreign Currency Translation Adjustment	Net Investment Hedging Gain	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, January 31, 2022	$(4,883)	$2,711	$(2,172)
Other comprehensive income (loss)	(1,191)	—	(1,191)
Balance, April 30, 2022	(6,074)	2,711	(3,363)
NOTE 11 - LEASES
As Lessor
    Revenue generated from leasing activities is disclosed, by segment, in Note 3. The following is the balance of our dedicated rental fleet assets, included in Property and equipment, net of accumulated depreciation in the condensed consolidated balance sheet, of our Construction segment as of April 30, 2023 and January 31, 2023:

	April 30, 2023	January 31, 2023
	(in thousands)
Rental fleet equipment	$76,928	$75,386
Less accumulated depreciation	27,694	26,959
	$49,234	$48,427
NOTE 12 - FAIR VALUE MEASUREMENTS
    As of April 30, 2023, the fair value of the Company's foreign currency contracts, which are either assets or liabilities measured at fair value on a recurring basis, was not material. These foreign currency contracts were valued using a discounted cash flow analysis, which is an income approach, utilizing readily observable market data as inputs, which is classified as a Level 2 fair value measurement.
The Company also has financial instruments that are not recorded at fair value in the consolidated balance sheets, including cash, receivables, payables and long-term debt. The carrying amounts of these financial instruments approximated their fair values as of April 30, 2023 and January 31, 2023. Fair value of these financial instruments was estimated based on Level 2 fair value inputs. The estimated fair value of the Company's Level 2 long-term debt, which is provided for disclosure purposes only, is as follows:

	April 30, 2023	January 31, 2023
	(in thousands)
Carrying amount	$86,576	$81,349
Fair value	$75,426	$70,434

NOTE 13 - INCOME TAXES
    Our effective tax rate was 23.9% and 25.6% for the three months ended April 30, 2023 and 2022, respectively. The effective tax rates for the three months ended April 30, 2023 and 2022 were subject to various other factors such as the impact of certain discrete items, mainly the vesting of share-based compensation, the mix of domestic and foreign income, and the change of valuation allowances in certain foreign jurisdictions.
NOTE 14 - BUSINESS COMBINATIONS
Fiscal 2024
On February 1, 2023, the Company acquired certain assets of Pioneer Farm Equipment Co. The acquired business consists of five agriculture equipment stores in American Falls, Blackfoot, Idaho Falls, Rexburg, and Rupert, Idaho. These locations will be included in the Company's Agriculture segment. The total consideration transferred for the acquired business was $10.1 million paid in cash. The Company has agreed to acquire the real estate of Pioneer Farm Equipment Co., subject to customary closing conditions, for a purchase price of $9.4 million. The Company anticipates completing the one remaining real estate acquisition by July 31, 2023.
In connection with the acquisition, the Company acquired from CNH Industrial and certain other manufacturers, equipment and parts inventory previously owned by Pioneer Farm Equipment Co. Upon acquiring such inventories, the Company has been offered floorplan financing by the manufacturer. In total, the Company acquired inventory and recognized a corresponding liability of $12.7 million. The recognition of these inventories and associated financing liabilities are not included as part of the accounting for the business combination.
Fiscal 2023
On August 1, 2022, the Company acquired all interests of three entities, Heartland Agriculture, LLC, Heartland Solutions, LLC, and Heartland Leveraged Lender, LLC, (collectively referred to as "Heartland Companies") for $94.4 million in cash consideration. The Heartland Companies consist of 12 CaseIH commercial application agriculture locations, in the states of Idaho, Iowa, Kansas, Minnesota, Missouri, Montana, Nebraska, North Dakota, South Dakota, Washington, and Wisconsin. The Heartland Companies have been a successful CaseIH commercial application dealer group and our acquisition of these entities provides the Company the opportunity for synergies due to the overlap of our footprints, which will allow us to package deals that will include both commercial application equipment as well as other agricultural and construction equipment to commercial customers within our core footprint. These locations are included in the Company's Agriculture segment. In the most recent completed fiscal year prior to the acquisition, the Heartland Companies generated revenue of approximately $214 million. The Company incurred $1.1 million in acquisition related expenses in connection with this acquisition, which are included in operating expenses in the condensed consolidated statement of operations.
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
Purchase Price Allocation
    Each of the above acquisitions have been accounted for under the acquisition method of accounting, which requires the Company to estimate the acquisition date fair value of the assets acquired and liabilities assumed. As of April 30, 2023, the purchase price allocation for all business combinations completed in fiscal year 2024 are preliminary as we finalize the valuation of our intangible assets acquired. The purchase price allocation for all business combinations completed in fiscal year 2023 are complete. The following table presents the purchase price allocations for all acquisitions completed during the fiscal year ended January 31, 2023 and the three months ended April 30, 2023:

	April 30, 2023	January 31, 2023
Assets acquired:
Cash	$3	$1,584
Receivables	885	9,485
Inventories	9,294	106,890
Prepaid expenses and other	—	668
Property and equipment	8,711	24,292
Operating lease assets	—	3,928
Intangible assets	—	8,017
Goodwill	69	21,670
	18,962	176,534

Liabilities assumed:
Accounts payable	—	18,547
Floorplan payable	—	31,699
Current operating lease liabilities	—	541
Deferred revenue	1,499	7,039
Accrued expenses and other	—	3,523
Long-term debt	—	4,591
Operating lease liabilities	—	3,387
Other long-term liabilities	—	5,152
	1,499	74,479
Net assets acquired	$17,463	$102,055

Goodwill recognized by segment:
Agriculture	$69	$21,670
Goodwill expected to be deductible for tax purposes	$69	$21,670
     The recognition of goodwill in the above business combinations arose from the acquisition of an assembled workforce and anticipated synergies expected to be realized. For the business combinations occurring during the year ended January 31, 2023, the Company recognized a non-competition intangible asset of $0.8 million and a customer relationship intangible asset of $0.2 million. The non-competition and customer relationship assets will be amortized over five year periods. The distribution rights assets are indefinite-lived intangible assets not subject to amortization. The Company estimated the fair value of the intangible assets using a multi-period excess earnings model, which is an income approach. Acquisition related costs, amounted to $1.1 million for the period ended January 31, 2023, and acquisition related costs for the period ended April 30, 2023, were not material. All acquisition related costs have been expensed as incurred and recognized as operating expenses in the condensed consolidated statements of operations.
Pro Forma Information
The following summarized unaudited pro forma condensed statement of operations information for the three months ended April 30, 2023 and 2022, assumes that the Heartland Companies acquisition occurred as of February 1, 2021. The Company prepared the following summarized unaudited pro forma financial results for comparative purposes only. The summarized unaudited pro forma information may not be indicative of the results that would have occurred had the Company completed the acquisition as of February 1, 2021 or that will be attained in the future.

	Three Months Ended April 30,
	2023	2022
	(in thousands)
Total Revenues	$569,631	$556,410
Net Income	$26,965	$24,059

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
    Certain financial information for each of the Company’s business segments is set forth below.

	Three Months Ended April 30,
	2023	2022
	(in thousands)
Revenue
Agriculture	$423,195	$318,548
Construction	71,996	66,964
International	74,440	75,495
Total	$569,631	$461,007

Income (Loss) Before Income Taxes
Agriculture	$24,152	$16,449
Construction	4,533	3,210
International	6,384	4,325
Segment income before income taxes	35,069	23,984
Shared Resources	370	(400)
Total	$35,439	$23,584

	April 30, 2023	January 31, 2023
	(in thousands)
Total Assets
Agriculture	$918,600	$788,265
Construction	214,298	187,739
International	205,975	170,647
Segment assets	1,338,873	1,146,651
Shared Resources	39,232	42,044
Total	$1,378,105	$1,188,695

NOTE 17 - SUBSEQUENT EVENTS
On May 1, 2023, the Company, through its German Subsidiary, Titan Machinery Deutschland GmbH, acquired certain assets of MAREP GmbH "MAREP" related to full-service agriculture dealership businesses located in the following cities of Germany: Mühlengeez and Radelübbe. Our acquisitions of MAREP further expands our presence in the German market. The total consideration transferred for the acquired business was $2.1 million paid in cash. The business assets acquired consisted of $0.5 million of inventory and $1.6 million of other tangible assets. The real estate of the Mühlengeez location was also purchased for $2.3 million. Due to the limited time since the acquisition, the estimated fair values of acquired assets are provisional estimates but are based on the best information currently available. These provisional estimates are subject to changes as the Company completes all remaining steps in finalizing the purchase price allocation. Acquisition-related transaction costs were not material. These locations will be included in the Company's international segment.

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report, and the audited consolidated financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023.
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
    Demand for agricultural equipment and, to a lesser extent, parts and service support, is impacted by agricultural commodity prices and net farm income. Based on February 2023 U.S. Department of Agriculture publications, the estimate of net farm income for calendar year 2023 indicated an approximate 15.9% decrease as compared to calendar year 2022, and an approximate 15.5% increase in net farm income for calendar year 2022 as compared to calendar year 2021.
    For the first quarter of fiscal 2024, our net income was $27.0 million, or $1.19 per diluted share, compared to a fiscal 2023 first quarter net income of $17.5 million, or $0.78 per diluted share. Significant factors impacting the quarterly comparisons were:
•Revenue in the first quarter of fiscal 2024 increased by 23.6% compared to the first quarter of fiscal 2023. The revenue increase was primarily driven by the acquisitions of Mark's Machinery, the Heartland Companies, and Pioneer Farm Equipment in April 2022, August 2022, and February 2023, respectively. Total Company same store sales, (for a description of how we compute same store sales, see discussion under Results of Operations), also increased by 3.8% compared to the prior year first quarter.
•Gross profit in the first quarter of fiscal 2024 increased 33.7% compared to the first quarter of fiscal 2023. The increase in gross profit was primarily the result of increased sales due to the aforementioned acquisitions and strong gross profit margins particularly in equipment where margins increased to 14.2% in the first quarter of fiscal 2024 from 12.9% in the first quarter of fiscal 2023. Parts gross profit margins also increased to 32.6% in the first quarter of fiscal 2024 from 31.0% in the first quarter of fiscal 2023.
Supply Chain
Equipment availability continues to be constrained as supply chain disruptions and labor shortages have caused many manufacturers to be unable to produce enough of certain product categories to meet demand. Meanwhile, customer demand has remained strong, driven by favorable agriculture fundamentals. This has caused certain product categories to be supplied on an allocation basis with abnormally long lead times. While we continue to experience less than desired shipments of certain product categories, primarily cash crop equipment, there are other product categories that we have been able to receive enough to meet demand and have stock available for sale. We will continue to work with our manufacturers to source the high demand equipment to fulfill as much customer demand as possible.
Russian-Ukrainian Conflict
In February 2022, Russian military forces invaded Ukraine, and although the length, impact, and outcome of the ongoing conflict in Ukraine is highly unpredictable, this conflict has led, and could continue to lead, to significant market and other disruptions, including instability in financial markets, supply chain interruptions, political and social instability, and increases in cyberattacks. We are actively monitoring the situation in Ukraine and assessing its impact on our business. For the three months ended April 30, 2023, Titan Machinery Ukraine's revenues are down approximately 10.7% from the prior year period.
As of April 30, 2023, the Company had total assets of $29.1 million in Ukraine. The physical assets (e.g. inventory and fixed assets) are almost exclusively located in central and western areas of the country. Total assets in Ukraine as of January 31, 2023, was $27.4 million.

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
Acquisitions
Fiscal 2024
On February 1, 2023, the Company acquired certain assets of Pioneer Farm Equipment Co. The acquired business consists of five agriculture equipment stores in American Falls, Blackfoot, Idaho Falls, Rexburg, and Rupert, Idaho. These locations will be included in the Company's Agriculture segment. The total consideration transferred for the acquired business was $10.1 million paid in cash. The Company has agreed to acquire the real estate of Pioneer Farm Equipment Co., subject to customary closing conditions, for a purchase price of $9.4 million. The Company anticipates completing the one remaining real estate acquisition by July 31, 2023.
In connection with the acquisition, the Company acquired from CNH Industrial and certain other manufacturers, equipment and parts inventory previously owned by Pioneer Farm Equipment Co. Upon acquiring such inventories, the Company has been offered floorplan financing by the manufacturer. In total, the Company acquired inventory and recognized a corresponding liability of $12.7 million. The recognition of these inventories and associated financing liabilities are not included as part of the accounting for the business combination.
Fiscal 2023
    On August 1, 2022, the Company acquired all interests of three entities, Heartland Agriculture, LLC, Heartland Solutions, LLC, and Heartland Leveraged Lender, LLC, (collectively referred to as "Heartland Companies") for $94.4 million in cash consideration. The Heartland Companies consist of twelve CaseIH commercial application agriculture locations, in Idaho, Iowa, Kansas, Minnesota, Missouri, Montana, Nebraska, North Dakota, South Dakota, Washington, and Wisconsin. The Heartland Companies have been a successful CaseIH commercial application dealer group and our acquisition of these entities provides the Company the opportunity for synergies due to the overlap of our footprints, which will allow us to package deals that will include both commercial application equipment as well as other agricultural and construction equipment to commercial customers within our core footprint. The Heartland Companies are included in the Agriculture segment. In the most recent completed fiscal year prior to the acquisition, the Heartland Companies generated revenue of approximately $214 million.
On April 1, 2022, the Company acquired certain assets of Mark's Machinery, Inc. The acquired business consisted of two agricultural equipment stores in Wagner and Yankton, South Dakota. These locations are included in the Company's Agriculture segment. In its most recent fiscal year prior to the acquisition, Mark's Machinery, Inc. generated revenue of approximately $34.0 million. The total cash consideration paid for the acquired business was $7.7 million.
ERP Transition
    The Company is in the process of converting to a new Enterprise Resource Planning ("ERP") application. The new ERP application is expected to provide data-driven and mobile-enabled sales and support tools to improve employee efficiency and deliver an enhanced customer experience. The Company has implemented a phased roll-out plan to integrate all of its domestic stores to the new ERP. We will continue the phased rollout until all remaining domestic locations have been transitioned to the new ERP.
Critical Accounting Policies and Estimates
    Our critical accounting policies and estimates are included in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended January 31, 2023. There have been no changes in our critical accounting policies and estimates since January 31, 2023.

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
Comparative financial data for each of our four sources of revenue are expressed below.

	Three Months Ended April 30,
	2023	2022
	(dollars in thousands)
Equipment
Revenue	$429,376	$356,366
Cost of revenue	368,262	310,234
Gross profit	$61,114	$46,132
Gross profit margin	14.2%	12.9%
Parts
Revenue	$96,606	$68,562
Cost of revenue	65,103	47,310
Gross profit	$31,503	$21,252
Gross profit margin	32.6%	31.0%
Service
Revenue	$34,933	$29,523
Cost of revenue	12,409	10,760
Gross profit	$22,524	$18,763
Gross profit margin	64.5%	63.6%
Rental and other
Revenue	$8,716	$6,556
Cost of revenue	5,277	4,009
Gross profit	$3,439	$2,547
Gross profit margin	39.5%	38.9%

The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended April 30,
	2023	2022
Revenue
Equipment	75.4%	77.3%
Parts	17.0%	14.9%
Service	6.1%	6.4%
Rental and other	1.5%	1.4%
Total Revenue	100.0%	100.0%
Total Cost of Revenue	79.2%	80.8%
Gross Profit Margin	20.8%	19.2%
Operating Expenses	14.3%	13.9%
Income from Operations	6.5%	5.3%
Other Expense	(0.3)%	(0.2)%
Income Before Income Taxes	6.2%	5.1%
Provision for Income Taxes	1.5%	1.3%
Net Income	4.7%	3.8%

Three Months Ended April 30, 2023 Compared to Three Months Ended April 30, 2022
Consolidated Results
Revenue

	Three Months Ended April 30,		Increase/	Percent
	2023	2022	(Decrease)	Change
	(dollars in thousands)
Equipment	$429,376	$356,366	$73,010	20.5%
Parts	96,606	68,562	28,044	40.9%
Service	34,933	29,523	5,410	18.3%
Rental and other	8,716	6,556	2,160	32.9%
Total Revenue	$569,631	$461,007	$108,624	23.6%
     Total revenue for the first quarter of fiscal 2024 was 23.6% or $108.6 million higher than the first quarter of fiscal 2023 driven primarily our recent acquisitions of Mark's Machinery, the Heartland Companies, and Pioneer Farm Equipment completed in April 2022, August 2022, and February 2023, respectively, as well as an increase in Company-wide same-store sales of 3.8%. Strong same-store sales was primarily driven by agriculture equipment sales, which benefited from high demand levels that were supported by favorable commodity prices and higher net farm income.

	Three Months Ended April 30,		Increase/	Percent
	2023	2022	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$61,114	$46,132	$14,982	32.5%
Parts	31,503	21,252	10,251	48.2%
Service	22,524	18,763	3,761	20.0%
Rental and other	3,439	2,547	892	35.0%
Total Gross Profit	$118,580	$88,694	$29,886	33.7%
Gross Profit Margin
Equipment	14.2%	12.9%	1.3%	10.1%
Parts	32.6%	31.0%	1.6%	5.2%
Service	64.5%	63.6%	0.9%	1.4%
Rental and other	39.5%	38.8%	0.7%	1.8%
Total Gross Profit Margin	20.8%	19.2%	1.6%	8.3%
Gross Profit Mix
Equipment	51.5%	52.0%	(0.5)%	(1.0)%
Parts	26.6%	24.0%	2.6%	10.8%
Service	19.0%	21.2%	(2.2)%	(10.4)%
Rental and other	2.9%	2.8%	0.1%	3.6%
Total Gross Profit Mix	100.0%	100.0%
     Gross profit for the first quarter of fiscal 2024 increased 33.7% or $29.9 million, as compared to the same period last year. Gross profit margin also improved to 20.8% in the current quarter from 19.2% in the prior year quarter. The increase in gross profit margin was primarily due to stronger equipment margins, which were positively impacted by favorable end market conditions.
     Our Company-wide absorption rate — which is calculated by dividing our gross profit from sales of parts, service and rental fleet by our operating expenses, less commission expense on equipment sales, plus interest expense on floorplan payables and rental fleet debt — increased to 83.5% for the first quarter of fiscal 2024 compared to 80.3% during the same period last year as the increase in gross profit from parts, service, and rental fleet in the first quarter of fiscal 2024 more than offset increased floorplan interest expenses and operating expenses less commission expense on equipment sales.
Operating Expenses

	Three Months Ended April 30,		Increase/	Percent
	2023	2022	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$81,315	$64,152	$17,163	26.8%
Operating Expenses as a Percentage of Revenue	14.3%	13.9%	0.4%	2.9%
    Our operating expenses in the first quarter of fiscal 2024 increased 26.8% as compared to the first quarter of fiscal 2023. The increase in operating expenses was primarily the result of an increase in variable expenses associated with increased sales as well as additional operating expenses due to acquisitions that have taken place in the past year. Operating expenses as a percentage of revenue increased to 14.3% in the first quarter of fiscal 2024 from 13.9% in the first quarter of fiscal 2023. The prior year benefited from a $1.4 million gain on the sale of our consumer products store in March 2022, which offset operating expenses. Operating expenses as a percentage of revenue, net of this one time gain, would have been 14.2% for the first quarter of fiscal 2023.

	Three Months Ended April 30,		Increase/	Percent
	2023	2022	(Decrease)	Change
	(dollars in thousands)
Interest and other income	$720	$492	$228	46.3%
Floorplan interest expense	(1,272)	(254)	1,018	n/m
Other interest expense	(1,274)	(1,196)	78	6.5%
    The increase in floorplan interest expense for the first quarter of fiscal 2024 as compared to the first quarter of fiscal 2023 was primarily due to a higher level of interest-bearing inventory in the first quarter of fiscal 2024.
Provision for Income Taxes

	Three Months Ended April 30,		Increase/	Percent
	2023	2022	(Decrease)	Change
	(dollars in thousands)
Provision for Income Taxes	$8,474	$6,044	$2,430	40.2%
     Our effective tax rate was 23.9% and 25.6% for the three months ended April 30, 2023 and April 30, 2022, respectively. The effective tax rates for the three months ended April 30, 2023 and 2022 were subject to various factors such as the impact of certain discrete items, mainly the vesting of share-based compensation and the mix of domestic and foreign income.

Segment Results
    Certain financial information for our Agriculture, Construction and International business segments is presented below. “Shared Resources” in the table below refers to the various unallocated income/(expense) items that we have retained at the general corporate level. Revenue between segments is immaterial.

	Three Months Ended April 30,		Increase/	Percent
	2023	2022	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$423,195	$318,548	$104,647	32.9%
Construction	71,996	66,964	5,032	7.5%
International	74,440	75,495	(1,055)	(1.4)%
Total	$569,631	$461,007	$108,624	23.6%

Income Before Income Taxes
Agriculture	$24,152	$16,449	$7,703	46.8%
Construction	4,533	3,210	1,323	41.2%
International	6,384	4,325	2,059	47.6%
Segment Income Before Income Taxes	35,069	23,984	11,085	46.2%
Shared Resources	370	(400)	770	n/m
Total	$35,439	$23,584	$11,855	50.3%
Agriculture
    Agriculture segment revenue for the first quarter of fiscal 2024 increased 32.9% compared to the first quarter of fiscal 2023. The higher revenue was driven primarily by the recent acquisitions of Mark's Machinery, the Heartland Companies, and Pioneer Farm Equipment, in April 2022, August 2022, and February 2023, respectively, as well as an increase in same-store sales in our Agriculture segment of 3.8%. Same-store sales growth was constrained by availability of key equipment categories due to ongoing supply chain constraints.

    Agriculture segment income before income taxes for the first quarter of fiscal 2024 was $24.2 million compared to $16.4 million for the first quarter of fiscal 2023. The improvement in segment results was primarily the result of higher equipment revenue, led by the acquisitions stated above, as well stronger gross profit margin on equipment driven by robust demand.
Construction
    Construction segment revenue for the first quarter of fiscal 2024 increased 7.5% compared to the first quarter of fiscal 2023. Same-store sales in our Construction segment increased 9.9% for the first quarter of fiscal 2024, as compared to the first quarter of fiscal 2023, which more than offset the lost sales from the divestiture of our consumer products store in North Dakota. Construction activity in our footprint continued to be elevated, which was the primary factor in the same store sales growth.
    Our Construction segment income before taxes was $4.5 million for the first quarter of fiscal 2024 compared to $3.2 million in the first quarter of fiscal 2023. The improvement in segment results was primarily due to an increase in same store sales, as described above as well as an increase in rental fleet utilization, which led to an increase in rental gross profit margin. These items more than offset the gain of $1.4 million on the sale of our consumer products store, in the first quarter of fiscal 2023. The dollar utilization — which is calculated by dividing the rental revenue earned on our rental fleet by the average gross carrying value of our rental fleet (comprised of original equipment costs plus additional capitalized costs) for that period — of our rental fleet increased from 24.5% in the first quarter of fiscal 2023 to 26.8% in the first quarter of fiscal 2024.
International
    International segment revenue was $74.4 million for the first quarter of fiscal 2024 compared to $75.5 million in the first quarter of fiscal 2023. The decrease in segment revenues was primarily due to a 4.6% devaluation from the prior year period of the Euro, the functional currency in much of our international footprint, as compared to the U.S. Dollar. Revenue, net of the effect of foreign currency fluctuations, was up $2.1 million or 2.8%. The segment was also negatively impacted by a 10.7% decrease in total revenue from our Ukrainian subsidiary due to the Russia-Ukraine conflict, compared to the first quarter of fiscal 2023.
    Our International segment income before income taxes was $6.4 million for the first quarter of fiscal 2024 compared to segment income before income taxes of $4.3 million for the same period last year. The increase in segment pre-tax income was primarily the result of improved gross profit margin of the three main revenue streams, equipment, parts, and service.
Shared Resources/Eliminations
We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate most of these net expenses to our segments. Since these allocations are set early in the year, unallocated balances may occur. Shared Resources income before income taxes was $0.4 million for the first quarter of fiscal 2024 compared to a loss before income taxes of $0.4 million for the same period last year.
Non-GAAP Financial Measures
Change in Non-GAAP Financial Measures
    Beginning in the first quarter of fiscal 2024, the Company decided to discontinue the use of a non-GAAP adjustment for Ukraine foreign exchange gains and losses given its immaterial nature. Due to this change, there are no non-GAAP financial measures different from the comparable GAAP financial measure.
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

Equipment Inventory and Floorplan Payable Credit Facilities
    As of April 30, 2023, the Company had floorplan payable lines of credit for equipment purchases totaling $781.0 million, which is primarily comprised of a $500.0 million credit facility with CNH Industrial, a $185.0 million floorplan payable line under the Bank Syndicate Agreement, and a $50.0 million credit facility with DLL Finance.
    Our equipment inventory turnover decreased from 3.5 times for the rolling 12 month period ended April 30, 2022 to 3.0 times for the rolling 12 month period ended April 30, 2023. The decrease in equipment turnover was attributable to an increase in equipment inventory over the rolling 12 month period ended April 30, 2023 as compared to the same period ended April 30, 2022. Our equity in equipment inventory, which reflects the portion of our equipment inventory balance that is not financed by floorplan payables, decreased to 34.8% as of April 30, 2023 from 51.7% as of January 31, 2023. The decrease in our equity in equipment inventory is primarily due to the stocking of new equipment inventories and the higher level of floorplan financing available on such inventories as well as increased borrowing on our floorplan lines of credit.
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
    As of April 30, 2023, we were in compliance with the financial covenants under our CNH Industrial and DLL Finance credit agreements and we were not subject to the fixed charge coverage ratio covenant under the Bank Syndicate Agreement as our adjusted excess availability plus eligible cash collateral (as defined therein) was not less than 15% of the lesser of (i) aggregate borrowing base and (ii) maximum credit amount as of April 30, 2023. While not expected to occur, if anticipated operating results were to create the likelihood of a future covenant violation, we would expect to work with our lenders on an appropriate modification or amendment to our financing arrangements.
Cash Flow
Cash Flow Provided by (Used for) Operating Activities
    Net cash used for operating activities was $77.7 million for the first three months of fiscal 2024, compared to net cash provided by operating activities of $5.3 million for the first three months of fiscal 2023. The change in net cash provided by (used for) operating activities is primarily the result of an increase in inventories partially offset by an increase in non-interest bearing floorplan lines of credit from manufacturers and higher net income for the first three months of fiscal 2024.
Cash Flow Used for Investing Activities
    Net cash used for investing activities was $26.3 million for the first three months of fiscal 2024, compared to $11.9 million for the first three months of fiscal 2023. The increase in cash used for investing activities was primarily the result of the business acquisition of the five store Pioneer Farm Equipment dealership in the first three months of fiscal 2024, compared to the two store Mark's Machinery dealership in the first three months of fiscal 2023.
Cash Flow Provided by Financing Activities
    Net cash provided by financing activities was $98.2 million for the first three months of fiscal 2024 compared to $8.0 million for the first three months of fiscal 2023. The increase in cash provided by financing activities was primarily the result of increased non-manufactured floorplan payables in the first three months of fiscal 2024, as the Company drew on its Bank Syndicate floorplan loan in fiscal 2024, to purchase available inventory.
Information Concerning Off-Balance Sheet Arrangements
    As of April 30, 2023, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Therefore, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
FORWARD-LOOKING STATEMENTS
    The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Forward-looking statements are contained in this Quarterly Report on Form 10-Q, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in our Annual Report on Form 10-K for the year ended

January 31, 2023, and in other materials filed by the Company with the Securities and Exchange Commission (and included in oral statements or other written statements made by the Company).
    Forward-looking statements are statements based on future expectations and specifically may include, among other things, statements relating to our expectations regarding the performance of our Ukrainian subsidiary within our International segment, the impact of farm income levels on customer demand for agricultural equipment and services, and the impact of the Russia-Ukraine conflict on our Ukrainian subsidiary, the effectiveness and expected benefits of our new ERP system and the timing of the phased roll-out of the ERP system to the Company's domestic locations, the general market conditions of the agricultural and construction industries, equipment inventory levels, and our primary liquidity sources, and the adequacy of our capital resources and sources of liquidity. Any statements that are not based upon historical facts, including the outcome of events that have not yet occurred and our expectations for future performance, are forward-looking statements. The words “potential,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” “plan,” “anticipate,” and similar words and expressions are intended to identify forward-looking statements. These statements are based upon the current beliefs and expectations of our management. These forward-looking statements involve important risks and uncertainties that could significantly affect anticipated results or outcomes in the future and, accordingly, actual results or outcomes may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, the impact of the Russia -Ukraine conflict on our Ukrainian subsidiary, our ability to successfully integrate and realize growth opportunities and synergies in connection with the Heartland acquisition, the risk that we assume unforeseen or other liabilities in connection with the Heartland acquisition and the impact of those conditions and obligations imposed on us under the new CaseIH dealer agreements for the commercial application equipment business, our substantial dependence on CNH Industrial, including CNH Industrial's ability to design, manufacture and allocate inventory to our stores in quantities necessary to satisfy our customer's demands, disruptions of supply chains and associated impacts on the Company's supply vendors and their ability to provide the Company with sufficient and timely inventory to meet customer demand, adverse market conditions in the agricultural and construction equipment industries, and those matters identified and discussed under the section titled “Risk Factors” in our Annual Report on Form 10-K. In addition to those matters, there may exist additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that may materially adversely affect our business, financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    We are exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates.
Interest Rate Risk
    Exposure to changes in interest rates results from borrowing activities used to fund operations. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. We have both fixed and floating rate financing. Some of our floating rate credit facilities contain minimum rates of interest to be charged. Based upon our interest-bearing balances and interest rates as of April 30, 2023, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $1.4 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $1.4 million. At April 30, 2023, we had floorplan payables of $443.0 million, of which approximately $139.1 million was variable-rate floorplan payable and $303.8 million was non-interest bearing. In addition, at April 30, 2023, we had total long-term debt, including finance lease obligations, of $102.5 million, primarily all of which was fixed rate debt.
Foreign Currency Exchange Rate Risk
    Our foreign currency exposures arise as the result of our foreign operations. We are exposed to transactional foreign currency exchange rate risk through our foreign entities’ holding assets and liabilities denominated in currencies other than their functional currency. In addition, the Company is exposed to foreign currency transaction risk as a result of certain intercompany financing transactions. The Company attempts to manage its transactional foreign currency exchange rate risk through the use of derivative financial instruments, primarily foreign exchange forward contracts, or through natural hedging instruments. Based upon balances and exchange rates as of April 30, 2023, holding other variables constant, we believe that a hypothetical 10% increase or decrease in all applicable foreign exchange rates would not have a material impact on our results of operations or cash flows. As of April 30, 2023, our Ukrainian subsidiary had $0.3 million of net monetary assets denominated in Ukrainian hryvnia ("UAH"). We have attempted to minimize our net monetary asset position in Ukraine through reducing overall asset levels in Ukraine and at times through borrowing in UAH which serves as a natural hedging instrument offsetting our net UAH denominated assets. Many of the currency and payment controls the National Bank of Ukraine imposed in February 2022, have been relaxed, making it more practicable to manage our UAH exposure. However, the continuation of the Russia/Ukraine conflict could lead to more significant UAH devaluations, similar to the 24% devaluation that occurred in July 2022, or more stringent payment controls in the future. The inability to fully manage our net monetary asset position and continued UAH devaluations for an extended period of time, could have a significant adverse impact on our results of operations and cash flows.
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
ITEM 1A.             RISK FACTORS
    In addition to the other information set forth in this Quarterly Report, including the important information in “Forward-Looking Statements,” you should carefully consider the “Risk Factors” discussed in our Form 10-K for the fiscal year ended January 31, 2023, as filed with the Securities and Exchange Commission. Among other things, those factors, if they were to occur, could cause our actual results to differ materially from those expressed in our forward-looking statements in this report, and may materially adversely affect our business, financial condition, or results of operations. In addition to those factors, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations.
ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.                DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.                MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.                OTHER INFORMATION
None.
ITEM 6.                EXHIBITS
Exhibits - See “Exhibit Index” on page immediately prior to signatures.

EXHIBIT INDEX
TITAN MACHINERY INC.
FORM 10-Q

No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended April 30, 2023, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	June 1, 2023
TITAN MACHINERY INC.

		By	/s/ Robert Larsen
Robert Larsen
Chief Financial Officer
(Principal Financial Officer)