Form 10-Q
period 2023-07-31
Titan Machinery Inc.
filed 2023-09-07
CIK 1409171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2023
OR

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

As of September 1, 2023, 22,863,911 shares of Common Stock, $0.00001 par value, of the registrant were outstanding.

TITAN MACHINERY INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)

	July 31, 2023	January 31, 2023

Assets
Current Assets
Cash	$52,765	$43,913
Receivables, net of allowance for expected credit losses	119,753	95,844
Inventories, net	979,427	703,939
Prepaid expenses and other	13,543	25,554
Total current assets	1,165,488	869,250
Noncurrent Assets
Property and equipment, net of accumulated depreciation	252,187	217,782
Operating lease assets	44,241	50,206
Deferred income taxes	3,769	1,246
Goodwill	31,157	30,622
Intangible assets, net of accumulated amortization	18,354	18,411
Other	1,820	1,178
Total noncurrent assets	351,528	319,445
Total Assets	$1,517,016	$1,188,695

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$41,254	$40,834
Floorplan payable	595,728	258,372
Current maturities of long-term debt	11,174	7,241
Current operating lease liabilities	9,533	9,855
Deferred revenue	63,083	119,845
Accrued expenses and other	49,360	58,159
Income taxes payable	7,871	3,845
Total current liabilities	778,003	498,151
Long-Term Liabilities
Long-term debt, less current maturities	87,052	89,950
Operating lease liabilities	42,168	48,513
Deferred income taxes	9,569	9,563
Other long-term liabilities	3,543	6,212
Total long-term liabilities	142,332	154,238
Commitments and Contingencies (Note 15)
Stockholders' Equity
Common stock, par value $.00001 per share, 45,000,000 shares authorized; 22,863,628 shares issued and outstanding at July 31, 2023; 22,697,761 shares issued and outstanding at January 31, 2023	—	—
Additional paid-in-capital	256,984	256,541
Retained earnings	343,070	284,784
Accumulated other comprehensive loss	(3,373)	(5,019)
Total stockholders' equity	596,681	536,306
Total Liabilities and Stockholders' Equity	$1,517,016	$1,188,695
 See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Revenue
Equipment	$480,122	$375,216	$909,498	$731,582
Parts	108,510	77,693	205,116	146,255
Service	42,478	33,365	77,411	62,887
Rental and other	11,458	10,269	20,174	16,825
Total Revenue	642,568	496,543	1,212,199	957,549
Cost of Revenue
Equipment	414,800	323,988	783,062	634,222
Parts	73,086	52,706	138,190	100,015
Service	14,208	11,072	26,617	21,832
Rental and other	7,075	6,078	12,351	10,087
Total Cost of Revenue	509,169	393,844	960,220	766,156
Gross Profit	133,399	102,699	251,979	191,393
Operating Expenses	88,751	68,828	170,066	132,980
Income from Operations	44,648	33,871	81,913	58,413
Other Income (Expense)
Interest and other income	641	873	1,362	1,365
Floorplan interest expense	(2,457)	(245)	(3,729)	(499)
Other interest expense	(1,241)	(1,349)	(2,514)	(2,545)
Income Before Income Taxes	41,591	33,150	77,032	56,734
Provision for Income Taxes	10,270	8,191	18,745	14,235
Net Income	$31,321	$24,959	$58,287	$42,499

Earnings per Share:
Basic	$1.38	$1.10	$2.56	$1.88
Diluted	$1.38	$1.10	$2.56	$1.88

Weighted Average Common Shares:
Basic	22,476	22,387	22,474	22,350
Diluted	22,484	22,392	22,480	22,357

See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Net Income	$31,321	$24,959	$58,287	$42,499
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	550	(2,963)	1,646	(4,153)
Comprehensive Income	$31,871	$21,996	$59,933	$38,346

See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares Outstanding	Amount
BALANCE, January 31, 2023	22,698	$—	$256,541	$284,784	$(5,019)	$536,306
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	(29)		(993)			(993)
Stock-based compensation expense			659			659
Net income				26,965		26,965
Other comprehensive income					1,096	1,096
BALANCE, April 30, 2023	22,669	$—	$256,207	$311,749	$(3,923)	$564,033
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	195		(7)			(7)
Stock-based compensation expense			784			784
Net income				31,321		31,321
Other comprehensive income					550	550
BALANCE, July 31, 2023	22,864	—	$256,984	$343,070	$(3,373)	$596,681

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares Outstanding	Amount
BALANCE, January 31, 2022	22,588	$—	$254,455	$182,916	$(2,172)	$435,199
Common stock issued on grant of restricted stock and exercise of stock options, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	(19)	—	(685)	—	—	(685)
Stock-based compensation expense	—	—	620	—	—	620
Net income	—	—	—	17,540	—	17,540
Other comprehensive loss	—	—	—	—	(1,191)	(1,191)
BALANCE, April 30, 2022	22,569	$—	$254,390	$200,456	$(3,363)	$451,483
Common stock issued on grant of restricted stock and exercise of stock options, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	126	—	(5)	—	—	(5)
Stock-based compensation expense	—	—	803	—	—	803
Net income	—	—	—	24,959	—	24,959
Other comprehensive loss	—	—	—	—	(2,963)	(2,963)
BALANCE, July 31, 2022	22,695	—	$255,188	$225,415	$(6,326)	$474,277

See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended July 31,
	2023	2022
Operating Activities
Net income	$58,287	$42,499
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	14,637	10,987
Deferred income taxes	(2,495)	(1,005)
Stock-based compensation expense	1,443	1,423
Noncash interest expense	129	121
Other, net	3,250	4,583
Changes in assets and liabilities, net of effects of acquisitions
Receivables	(20,623)	(2,913)
Prepaid expenses and other assets	7,540	8,357
Inventories	(263,121)	(137,708)
Manufacturer floorplan payable	150,906	105,415
Deferred revenue	(58,482)	(43,530)
Accounts payable, accrued expenses and other and other long-term liabilities	(14,166)	(9,182)
Net Cash Used for Operating Activities	(122,695)	(20,953)
Investing Activities
Rental fleet purchases	(2,690)	(6,020)
Property and equipment purchases (excluding rental fleet)	(25,347)	(8,487)
Proceeds from sale of property and equipment	6,029	1,628
Acquisition consideration, net of cash acquired	(27,935)	(7,675)
Other, net	(795)	(182)
Net Cash Used for Investing Activities	(50,738)	(20,736)
Financing Activities
Net change in non-manufacturer floorplan payable	185,026	35,716
Proceeds from long-term debt borrowings	6,503	8,415
Principal payments on long-term debt and finance leases	(8,701)	(3,879)
Other, net	(1,009)	(689)
Net Cash Provided by Financing Activities	181,819	39,563
Effect of Exchange Rate Changes on Cash	466	(1,966)
Net Change in Cash	8,852	(4,092)
Cash at Beginning of Period	43,913	146,149
Cash at End of Period	$52,765	$142,057
Supplemental Disclosures of Cash Flow Information
Cash paid during the period
Income taxes, net of refunds	$15,215	$11,116
Interest	$5,377	$2,851
Supplemental Disclosures of Noncash Investing and Financing Activities
Net property and equipment financed with long-term debt, finance leases, accounts payable and accrued liabilities	$5,175	$2,667
Net transfer of assets to property and equipment from inventories	$(1,232)	$(2,849)

See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
    The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The quarterly operating results for Titan Machinery Inc. (the “Company”) are subject to fluctuation due to varying weather patterns, which may impact the timing and amount of equipment purchases, rentals, and after-sales parts and service purchases by the Company’s agriculture, construction and international customers. Therefore, operating results for the six-months ended July 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2024. The information contained in the consolidated balance sheet as of January 31, 2023 was derived from the audited consolidated financial statements of the Company for the fiscal year then ended. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2023 as filed with the SEC.
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
Recently Adopted Accounting Guidance
In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2022-04, Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. This new standard requires that the buyer in a supplier finance program discloses information about the key terms of the program, outstanding confirmed amounts as of the end of the period, a rollforward of such amounts during each annual period, and a description of where in the financial statements outstanding amounts are presented. This ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the disclosure of rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption of this ASU is permitted. Entities must apply the amendments of this ASU retrospectively to all periods in which a balance sheet is presented, with the exception of the amendment on disclosure of rollforward information, which entities only need to apply prospectively. On February 1st, 2023 we adopted ASU No. 2022-04 with no impact to our consolidated financial statements.
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

The amounts outstanding under these agreements as of July 31, 2023 and January 31, 2023 were $42.1 million and $13.0 million, respectively, and are presented as Floorplan payable on the Company's condensed consolidated balance sheet.

NOTE 2 - EARNINGS PER SHARE
    The following table sets forth the calculation of basic and diluted earnings per share (EPS):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
	(in thousands, except per share data)
Numerator:
Net income	$31,321	$24,959	$58,287	$42,499
Allocation to participating securities	(400)	(291)	(689)	(502)
Net income attributable to Titan Machinery Inc. common stockholders	$30,921	$24,668	$57,598	$41,997
Denominator:
Basic weighted-average common shares outstanding	22,476	22,387	22,474	22,350
Plus: incremental shares from vesting of restricted stock units	8	5	6	7
Diluted weighted-average common shares outstanding	22,484	22,392	22,480	22,357

Earnings Per Share:
Basic	$1.38	$1.10	$2.56	$1.88
Diluted	$1.38	$1.10	$2.56	$1.88

NOTE 3 - REVENUE
    Revenue is recognized when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration we expect to collect in exchange for those goods or services. Sales, value added and other taxes collected from our customers concurrent with our revenue activities are excluded from revenue.
    The following tables present our revenue disaggregated by revenue source and segment:

	Three Months Ended July 31, 2023				Six Months Ended July 31, 2023
	Agriculture	Construction	International	Total	Agriculture	Construction	International	Total
	(in thousands)				(in thousands)
Equipment	$352,533	$53,697	$73,892	$480,122	$678,193	$99,155	$132,150	$909,498
Parts	82,246	12,537	13,727	108,510	151,793	26,202	27,121	205,116
Service	32,526	7,347	2,605	42,478	58,793	13,683	4,935	77,411
Other	1,235	588	193	2,016	2,402	948	552	3,902
Revenue from contracts with customers	468,540	74,169	90,417	633,126	891,181	139,988	164,758	1,195,927
Rental	529	8,694	219	9,442	1,085	14,872	315	16,272
Total revenue	$469,069	$82,863	$90,636	$642,568	$892,266	$154,860	$165,073	$1,212,199

	Three Months Ended July 31, 2022				Six Months Ended July 31, 2022
	Agriculture	Construction	International	Total	Agriculture	Construction	International	Total
	(in thousands)				(in thousands)
Equipment	$270,472	$43,184	$61,560	$375,216	$521,565	$87,002	$123,015	$731,582
Parts	52,548	11,816	13,329	77,693	97,054	23,879	25,322	146,255
Service	24,730	6,302	2,333	33,365	46,683	12,125	4,079	62,887
Other	880	500	246	1,626	1,679	803	451	2,933
Revenue from contracts with customers	348,630	61,802	77,468	487,900	666,981	123,809	152,867	943,657
Rental	326	8,220	97	8,643	522	13,177	193	13,892
Total revenue	$348,956	$70,022	$77,565	$496,543	$667,503	$136,986	$153,060	$957,549
Unbilled Receivables and Deferred Revenue
    Unbilled receivables from contracts with customers amounted to $32.1 million and $19.8 million as of July 31, 2023 and January 31, 2023, respectively. This increase in unbilled receivables is primarily the result of a seasonal increase in the volume of our service transactions in which we recognize revenue as our work is performed and prior to customer invoicing.
    Deferred revenue from contracts with customers amounted to $62.0 million and $118.1 million as of July 31, 2023 and January 31, 2023, respectively. Our deferred revenue most often increases in the fourth quarter of each fiscal year due to a higher level of customer down payments or prepayments and longer time periods between customer payment and delivery of the equipment asset, and the related recognition of equipment revenue, prior to its seasonal use. During the six months ended July 31, 2023 and 2022, the Company recognized $107.7 million and $105.1 million, respectively, of revenue that was included in the deferred revenue balance as of January 31, 2023 and January 31, 2022, respectively. No material amount of revenue was recognized during the six months ended July 31, 2023 or 2022 from performance obligations satisfied in previous periods.

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

	July 31, 2023	January 31, 2023
	(in thousands)
Trade and unbilled receivables from contracts with customers
Trade receivables due from customers	$57,220	$47,298
Unbilled receivables	32,110	19,764
Less allowance for expected credit losses	3,251	3,080
	86,079	63,982

Trade receivables due from finance companies	17,556	11,212

Trade and unbilled receivables from rental contracts
Trade receivables	3,804	3,629
Unbilled receivables	1,076	776
Less allowance for expected credit losses	436	360
	4,444	4,045
Other receivables
Due from manufacturers	10,766	15,007
Other	908	1,598
	11,674	16,605
Receivables, net of allowance for expected credit losses	$119,753	$95,844
    Following is a summary of allowance for credit losses on trade and unbilled accounts receivable by segment:

	Agriculture	Construction	International	Total
	(in thousands)
Balance at January 31, 2023	$367	$124	$2,589	$3,080
Current expected credit loss (benefit) provision	(15)	123	244	352
Write-offs charged against allowance	143	56	53	252
Credit loss recoveries collected	13	1	42	56
Foreign exchange impact	—	—	15	15
Balance at July 31, 2023	$222	$192	$2,837	$3,251

	Agriculture	Construction	International	Total
	(in thousands)
Balance at January 31, 2022	$244	$193	$1,542	$1,979
Current expected credit loss provision	79	35	846	960
Write-offs (recoveries) charged against allowance	30	97	61	188
Credit loss recoveries collected	16	4	—	20
Foreign exchange impact	—	—	(49)	(49)
Balance at July 31, 2022	$309	$135	$2,278	$2,722

The following table presents impairment losses (recoveries) on receivables arising from sales contracts with customers and receivables arising from rental contracts reflected in Operating Expenses in the Condensed Consolidated Statements of

Operations:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
	(in thousands)
Impairment losses on:
Receivables from sales contracts	$69	$186	$351	$999
Receivables from rental contracts	71	43	123	32
	$140	$229	$474	$1,031
NOTE 5 - INVENTORIES

	July 31, 2023	January 31, 2023
	(in thousands)
New equipment	$598,926	$369,828
Used equipment	194,730	164,761
Parts and attachments	179,527	164,553
Work in process	6,244	4,797
	$979,427	$703,939

NOTE 6 - PROPERTY AND EQUIPMENT

	July 31, 2023	January 31, 2023
	(in thousands)
Rental fleet equipment	$77,848	$75,386
Machinery and equipment	31,241	27,220
Vehicles	87,816	80,122
Furniture and fixtures	56,069	53,937
Land, buildings, and leasehold improvements	169,601	140,773
	422,575	377,438
Less accumulated depreciation	170,388	159,656
	$252,187	$217,782
    The Company includes depreciation expense related to its rental fleet and its trucking fleet, for hauling equipment, in Cost of Revenue, which was $2.2 million and $2.0 million for the three months ended July 31, 2023 and 2022, and $3.9 million and $3.5 million for the six months ended July 31, 2023 and 2022, respectively. All other depreciation expense is included in Operating Expenses, which was $5.2 million and $3.6 million for the three months ended July 31, 2023 and 2022, and $10.0 million and $7.1 million for the six months ended July 31, 2023 and 2022, respectively.
    The Company reviews its long-lived assets for potential impairment whenever events or circumstances indicate that the carrying value of the long-lived asset (or asset group) may not be recoverable. Due to the results of the analyses, the Company concluded no impairments were necessary, thus no impairment was recognized for the three and six months ended July 31, 2023 and 2022.

NOTE 7 - INTANGIBLE ASSETS AND GOODWILL
Finite-Lived Intangible Assets
The Company's finite-lived intangible assets consist of customer relationships and covenants not to compete. The following is a summary of intangible assets with finite lives as of July 31, 2023 and January 31, 2023.

	July 31, 2023			January 31, 2023
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)			(in thousands)
Customer relationships	$538	$(234)	$304	$538	$(180)	$358
Covenants not to compete	1,133	(333)	800	1,025	(222)	803
	$1,671	$(567)	$1,104	$1,563	$(402)	$1,161
Future amortization expense, as of July 31, 2023, is expected to be as follows:

Fiscal Year Ended January 31,	Amount
(in thousands)
2024 (remainder)	$173
2025	325
2026	282
2027	232
2028	92
Thereafter	—
$1,104
Indefinite-Lived Intangible Assets
    The Company's indefinite-lived intangible assets consist of distribution rights assets. The following is a summary of the changes in indefinite-lived intangible assets, by segment, for the six months ended July 31, 2023:

	Agriculture	Construction	Total
	(in thousands)
January 31, 2023	$17,178	$72	$17,250
July 31, 2023	$17,178	$72	$17,250
Goodwill
    The following presents changes in the carrying amount of goodwill, by segment, for the six months ended July 31, 2023:

	Agriculture	International	Total
	(in thousands)
January 31, 2023	$30,622	$—	$30,622
Arising from business combinations	69	471	540
Foreign currency translation	—	(5)	(5)
July 31, 2023	$30,691	$466	$31,157

NOTE 8 - FLOORPLAN PAYABLE/LINES OF CREDIT
As of July 31, 2023, the Company had floorplan lines of credit totaling $781.0 million, which is primarily comprised of three floorplan lines of credit: (i) a $500.0 million credit facility with CNH Industrial, (ii) a $185.0 million line of credit under the Third Amended and Restated Credit Agreement (the "Bank Syndicate Agreement", and (iii) a $50.0 million credit facility with DLL Finance LLC.
The Company's outstanding balances of floorplan lines of credit as of July 31, 2023 and January 31, 2023, consisted of the following:

	July 31, 2023	January 31, 2023
	(in thousands)
CNH Industrial	$318,447	$177,337
Bank Syndicate Agreement Floorplan Loan	185,000	35,550
DLL Finance	37,739	9,914
Other outstanding balances with manufacturers and non-manufacturers	54,542	35,571
	$595,728	$258,372
    As of July 31, 2023, the interest-bearing U.S. floorplan payables carried a variable interest rate with a range of 6.72% to 11.00% compared to a range of 5.94% to 10.25% as of January 31, 2023. As of July 31, 2023, foreign floorplan payables carried a variable interest rate with a range of 5.36% to 6.17%, compared to a range of 4.16% to 4.96% as of January 31, 2023, on multiple lines of credit. The Company had non-interest-bearing floorplan payables of $360.4 million and $213.0 million, as of July 31, 2023 and January 31, 2023, respectively.
NOTE 9 - LONG TERM DEBT
    The following is a summary of long-term debt as of July 31, 2023 and January 31, 2023:

Description	Maturity Dates	Interest Rates	July 31, 2023	January 31, 2023
			(in thousands)
Mortgage loans, secured	Various through May 2039	2.1% to 7.3%	$69,682	$68,689
Sale-leaseback financing obligations	Various through December 2030	3.4% to 10.3%	10,658	11,252
Vehicle loans, secured	Various through May 2029	2.1% to 6.8%	13,295	12,659
Other	Various through July 2039	3.6%	4,591	4,591
Total debt			98,226	97,191
Less: current maturities			11,174	7,241
Long-term debt, net			$87,052	$89,950

NOTE 10 - DERIVATIVE INSTRUMENTS
    The Company holds derivative instruments for the purpose of minimizing exposure to fluctuations in foreign currency exchange rates to which the Company is exposed in the normal course of its operations.
    From time to time, the Company uses foreign currency forward contracts to hedge the effects of fluctuations in exchange rates on outstanding intercompany loans. The Company does not formally designate and document such derivative instruments as hedging instruments; however, the instruments are an effective economic hedge of the underlying foreign currency exposure. Both the gain or loss on the derivative instrument and the offsetting gain or loss on the underlying intercompany loan are recognized in earnings immediately, thereby eliminating or reducing the impact of foreign currency exchange rate fluctuations on net income. The Company's foreign currency forward contracts generally have three-month maturities, maturing on the last day of each fiscal quarter. The notional value of outstanding foreign currency contracts as of July 31, 2023 was $5.1 million. There were no outstanding foreign currency contracts as of January 31, 2023.
    As of July 31, 2023 and January 31, 2023, the fair value of the Company's outstanding derivative instruments was not material. Derivative instruments recognized as assets are recorded in prepaid expenses and other in the condensed consolidated balance sheets, and derivative instruments recognized as liabilities are recorded in accrued expenses and other in the condensed consolidated balance sheets.
    The following table sets forth the gains and losses recognized in income from the Company’s derivative instruments for the three and six months ended July 31, 2023 and 2022. Gains and losses are recognized in Interest and other income in the condensed consolidated statements of operations:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
	(in thousands)
Foreign currency contract gain (loss)	$21	$—	$(39)	$—
NOTE 11 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
    The following is a summary of the changes in accumulated other comprehensive income (loss), by component, for the six month periods ended July 31, 2023 and July 31, 2022:

	Foreign Currency Translation Adjustment	Net Investment Hedging Gain	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, January 31, 2023	$(7,730)	$2,711	$(5,019)
Other comprehensive income (loss)	1,096	—	1,096
Balance, April 30, 2023	(6,634)	2,711	(3,923)
Other comprehensive income (loss)	550		550
Balance, July 31, 2023	$(6,084)	$2,711	$(3,373)

	Foreign Currency Translation Adjustment	Net Investment Hedging Gain	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, January 31, 2022	$(4,883)	$2,711	$(2,172)
Other comprehensive income (loss)	(1,191)	—	(1,191)
Balance, April 30, 2022	(6,074)	2,711	(3,363)
Other comprehensive income (loss)	(2,963)	—	(2,963)
Balance, July 31, 2022	$(9,037)	$2,711	$(6,326)
NOTE 12 - LEASES
As Lessor
    Revenue generated from leasing activities is disclosed, by segment, in Note 3. The following is the balance of our dedicated rental fleet assets, included in Property and equipment, net of accumulated depreciation in the condensed consolidated balance sheet, of our Construction segment as of July 31, 2023 and January 31, 2023:

	July 31, 2023	January 31, 2023
	(in thousands)
Rental fleet equipment	$77,848	$75,386
Less accumulated depreciation	28,494	26,959
	$49,354	$48,427
NOTE 13 - FAIR VALUE MEASUREMENTS
    As of July 31, 2023, the fair value of the Company's foreign currency contracts, which are either assets or liabilities measured at fair value on a recurring basis, was not material. These foreign currency contracts were valued using a discounted cash flow analysis, which is an income approach, utilizing readily observable market data as inputs, which is classified as a Level 2 fair value measurement.
The Company also has financial instruments that are not recorded at fair value in the consolidated balance sheets, including cash, receivables, payables and long-term debt. The carrying amounts of these financial instruments approximated their fair values as of July 31, 2023 and January 31, 2023. The fair value of these financial instruments was estimated based on

Level 2 fair value inputs. The estimated fair value of the Company's Level 2 long-term debt, which is provided for disclosure purposes only, is as follows:

	July 31, 2023	January 31, 2023
	(in thousands)
Carrying amount	$82,977	$81,349
Fair value	$72,939	$70,434
NOTE 14 - INCOME TAXES
    Our effective tax rate was 24.7% for each of the three months ended July 31, 2023 and 2022 and was 24.3% and 25.1% for the six months ended July 31, 2023 and 2022, respectively. The effective tax rate for the three and six months ended July 31, 2023 and 2022 were subject to various other factors such as the impact of certain discrete items, mainly the vesting of share-based compensation, the mix of domestic and foreign income, and the change of valuation allowances in certain foreign jurisdictions.

NOTE 15 - BUSINESS COMBINATIONS
Fiscal 2024
On June 1, 2023, the Company acquired certain assets of Midwest Truck Parts Inc., ("Midwest Truck"). The acquired business consists of one location in Dawson, Minnesota. This location is included in the Company's Agriculture segment. The total consideration transferred for the acquired business was $4.0 million paid in cash, which includes the purchase of the real estate.
On May 1, 2023, the Company, through its German subsidiary, Titan Machinery Deutschland GmbH, acquired certain assets of MAREP GmbH ("MAREP") related to its full-service agriculture dealership business located in Mühlengeez and Radelübbe, Germany. Our acquisition of these assets from MAREP further expands our presence in the German market. The total consideration transferred for the acquired business was $4.4 million paid in cash, which includes the real estate of the Mühlengeez location. These locations are included in the Company's international segment.
On February 1, 2023, the Company acquired certain assets of Pioneer Farm Equipment Co., ("Pioneer Farm Equipment"). The acquired business consists of five agriculture equipment stores in American Falls, Blackfoot, Idaho Falls, Rexburg, and Rupert, Idaho. These locations are included in the Company's Agriculture segment. The total consideration transferred for the acquired business was $19.5 million paid in cash, which includes $9.4 million for the purchase of the real estate.
In connection with the acquisition, the Company acquired from CNH Industrial and certain other manufacturers equipment and parts inventory previously owned by Pioneer Farm Equipment Co. Upon acquiring these inventories, the Company was offered floorplan financing by the manufacturer. In total, the Company acquired inventory and recognized a corresponding liability of $12.7 million. The recognition of these inventories and associated financing liabilities are not included as part of the accounting for the business combination.
Fiscal 2023
On August 1, 2022, the Company acquired all outstanding equity interests of three entities, Heartland Agriculture, LLC, Heartland Solutions, LLC, and Heartland Leveraged Lender, LLC, (collectively referred to as "Heartland Companies") for $94.4 million in cash consideration. The Heartland Companies consist of 12 CaseIH commercial application agriculture locations in the states of Idaho, Iowa, Kansas, Minnesota, Missouri, Montana, Nebraska, North Dakota, South Dakota, Washington, and Wisconsin. The Heartland Companies have been a successful CaseIH commercial application dealer group and our acquisition of these entities provides the Company the opportunity for synergies due to the overlap of our footprints, which will allow us to package deals that will include both commercial application equipment as well as other agricultural and construction equipment to commercial customers within our core footprint. These locations are included in the Company's Agriculture segment. In the most recently completed fiscal year prior to the acquisition, the Heartland Companies generated revenue of approximately $214 million. The Company incurred $1.1 million in acquisition-related expenses in connection with this acquisition, which are included in operating expenses in the condensed consolidated statement of operations.
On April 1, 2022, the Company acquired certain assets of Mark's Machinery, Inc. The acquired business consisted of two agricultural equipment stores in Wagner and Yankton, South Dakota. These locations are included in the Company's Agriculture segment. The total cash consideration transferred for the acquired business was $7.7 million.
In connection with the acquisition, the Company acquired from CNH Industrial and certain other manufacturers equipment and parts inventory previously owned by Mark's Machinery, Inc. Upon acquiring these inventories, the Company was offered floorplan financing by the respective manufacturers. In total, the Company acquired inventory and recognized a corresponding financing liability of $3.2 million. The recognition of these inventories and the associated financing liabilities are not included as part of the accounting for the business combination.
Purchase Price Allocation
    Each of the above acquisitions have been accounted for under the acquisition method of accounting, which requires the Company to estimate the acquisition date fair value of the assets acquired and liabilities assumed. The purchase price allocation for all business combinations completed in the six months ended July 31, 2023 are preliminary as we finalize the valuation of our intangible assets acquired. The purchase price allocations for all business combinations completed in fiscal year 2023 are complete. The following table presents the purchase price allocations for all acquisitions completed during the fiscal year ended January 31, 2023 and the six months ended July 31, 2023:

	July 31, 2023	January 31, 2023
	(in thousands)
Assets acquired:
Cash	$4	$1,584
Receivables	885	9,485
Inventories	11,237	106,890
Prepaid expenses and other	—	668
Property and equipment	16,659	24,292
Operating lease assets	148	3,928
Intangible assets	—	8,017
Goodwill	540	21,670
Other	$110	—
	29,583	176,534

Liabilities assumed:
Accounts payable	—	18,547
Floorplan payable	—	31,699
Current operating lease liabilities	58	541
Deferred revenue	1,499	7,039
Accrued expenses and other	—	3,523
Long-term debt	—	4,591
Operating lease liabilities	91	3,387
Other long-term liabilities	—	5,152
	1,648	74,479
Net assets acquired	$27,935	$102,055

Goodwill recognized by segment:
Agriculture	$69	$21,670
International	$471	$—
Goodwill expected to be deductible for tax purposes	$540	$21,670
     The recognition of goodwill in the above business combinations arose from the acquisition of an assembled workforce and anticipated synergies expected to be realized. For the business combinations completed during the six months ended July 31, 2023, the Company recognized a non-competition intangible asset of $0.1 million in its International segment, which will be amortized over a three year period. For the business combinations completed during the fiscal year ended January 31, 2023, the Company recognized a non-competition intangible asset of $0.8 million and a customer relationship intangible asset of $0.2 million. The distribution rights assets are indefinite-lived intangible assets not subject to amortization. The Company estimated the fair value of the intangible assets using a multi-period excess earnings model, which is an income approach. Acquisition related costs for the six month period ended July 31, 2023 amounted to $0.5 million, primarily related to the O'Connors, see Subsequent Event Note 18, acquisition. Acquisition related costs amounted to $1.1 million for the fiscal year ended January 31, 2023. All acquisition-related costs have been expensed as incurred and recognized as Operating Expenses in the condensed consolidated statements of operations.

Pro Forma Information
The following summarized unaudited pro forma condensed statement of operations information for the three months ended July 31, 2023 and 2022, assumes that the Heartland Companies acquisition occurred as of February 1, 2021. The Company prepared the following summarized unaudited pro forma financial results for comparative purposes only. The summarized unaudited pro forma information may not be indicative of the results that would have occurred had the Company completed the acquisition as of February 1, 2021 or that will be attained in the future.

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
	(in thousands)
Total Revenues	$642,568	$561,194	$1,212,199	$1,117,622
Net Income	$31,321	$27,523	$58,287	$51,904
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

    Certain financial information for each of the Company’s business segments is set forth below.

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Revenue
Agriculture	$469,069	$348,956	$892,266	$667,503
Construction	82,863	70,022	154,860	136,986
International	90,636	77,565	165,073	153,060
Total	$642,568	$496,543	$1,212,199	$957,549

Income (Loss) Before Income Taxes
Agriculture	$33,029	$24,895	$57,181	$41,344
Construction	5,156	3,923	9,689	7,132
International	5,568	5,870	11,952	10,195
Segment income before income taxes	43,753	34,688	78,822	58,671
Shared Resources	(2,162)	(1,538)	(1,790)	(1,937)
Total	$41,591	$33,150	$77,032	$56,734

	July 31, 2023	January 31, 2023
	(in thousands)
Total Assets
Agriculture	$985,419	$788,265
Construction	224,478	187,739
International	242,177	170,647
Segment assets	1,452,074	1,146,651
Shared Resources	64,942	42,044
Total	$1,517,016	$1,188,695
NOTE 18 - SUBSEQUENT EVENTS
On August 29, 2023, the Company entered into a definitive purchase agreement to acquire J.J. O’Connor & Sons Pty. Ltd. ("O’Connors"), which operates 15 CaseIH dealership locations and one parts center in the states of New South Wales, South Australia, and Victoria in Southeastern Australia. In its most recently completed fiscal year ended June 30, 2023, O’Connors generated revenue of approximately $258 million. The Company plans to close on the acquisition in the fourth quarter of calendar 2023. The consideration paid is estimated to be $63 million, subject to final working capital and other purchase price closing adjustments. The acquisition will be accounted for in accordance with Accounting Standards Codification ("ASC") Topic 805, "Business Combinations".

The Company plans to fund the acquisition with cash on hand and additional indebtedness under the floorplan and working capital loans of the Bank Syndicate. On September 1, 2023, the Company entered into Amendment No. 3 to the Third Amended and Restated Credit Agreement with the Bank Syndicate, the amendment increased the Floorplan loan capacity from $185 million to $250 million and the Revolver loan capacity from $65 million to $75 million.

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
    For the second quarter of fiscal 2024, our net income was $31.3 million, or $1.38 per diluted share, compared to a fiscal 2023 second quarter net income of $25.0 million, or $1.10 per diluted share. Significant factors impacting the quarterly comparisons were:
•Revenue in the second quarter of fiscal 2024 increased by 29.4% compared to the second quarter of fiscal 2023. The revenue increase was led by additional revenue resulting from the acquisitions of the Heartland Companies and Pioneer Farm Equipment, in August 2022 and February 2023, respectively. In addition, total Company same-store sales also increased by 12.1% compared to the prior year second quarter (for a description of how we compute same-store sales, see discussion under Results of Operations),
•Gross profit in the second quarter of fiscal 2024 increased 29.9% compared to the second quarter of fiscal 2023. The increase in gross profit was primarily the result of increased sales due to the aforementioned acquisitions and strong same-store sales.
Supply Chain
Equipment availability of certain product categories continues to be constrained as supply chain disruptions and labor shortages have caused many manufacturers to be unable to meet demand. Meanwhile, customer demand has remained strong, driven by favorable agriculture fundamentals. This has caused certain product categories to be supplied on an allocation basis with abnormally long lead times. While we continue to experience less than desired shipments of certain product categories, primarily high-horsepower tractors and self-propelled sprayers, there are other product categories for which we have been able to receive enough inventory to meet demand and also have stock available for sale. We will continue to work with our manufacturers to source the high demand equipment to fulfill as much customer demand as possible.
Russian-Ukrainian Conflict
In February 2022, Russian military forces invaded Ukraine, and although the length, impact, and outcome of the ongoing conflict in Ukraine is highly unpredictable, this conflict has led, and could continue to lead, to significant market and other disruptions, including instability in financial markets, supply chain interruptions, political and social instability, and increases in cyberattacks. We are actively monitoring the situation in Ukraine and assessing its impact on our business. For the six months ended July 31, 2023, Titan Machinery Ukraine's revenues are down approximately 13.6% from the prior year period.
As of July 31, 2023, the Company had total assets of $33.5 million in Ukraine. The physical assets (e.g. inventory and fixed assets) are almost exclusively located in central and western areas of the country. Total assets in Ukraine as of January 31, 2023, was $27.4 million.

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
Acquisitions
Fiscal 2024
On August 29, 2023, the Company entered into a definitive purchase agreement to acquire J.J. O’Connor & Sons Pty. Ltd. ("O’Connors"), which operates 15 CaseIH dealership locations and one parts center in the states of New South Wales, South Australia, and Victoria in Southeastern Australia. In its most recently completed fiscal year ended June 30, 2023, O’Connors generated revenue of approximately $258 million. The Company plans to close on the acquisition in the fourth quarter of calendar 2023. The consideration paid is estimated to be $63 million, subject to final working capital and other purchase price closing adjustments. The acquisition will be accounted for in accordance with Accounting Standards Codification ("ASC") Topic 805, "Business Combinations".
The Company plans to fund the acquisition with cash on hand and additional indebtedness under the floorplan and working capital loans of the Bank Syndicate. On September 1, 2023, the Company entered into Amendment No. 3 to the Third Amended and Restated Credit Agreement with the Bank Syndicate, the amendment increased the Floorplan loan capacity from $185 million to $250 million and the Revolver loan capacity from $65 million to $75 million.

On June 1, 2023, the Company acquired certain assets of Midwest Truck. The acquired business consists of one location in Dawson, Minnesota. This location is included in the Company's Agriculture segment. The total consideration transferred for the acquired business was $4.0 million paid in cash which includes the purchase of the real estate.

On May 1, 2023, the Company, through its German Subsidiary, Titan Machinery Deutschland GmbH, acquired certain assets of MAREP related to its full-service agriculture dealership businesses located in Mühlengeez and Radelübbe,Germany. Our acquisition of these assets from MAREP further expands our presence in the German market. The total consideration transferred for the acquired business was $4.4 million paid in cash, which includes the real estate of the Mühlengeez location. These locations are included in the Company's international segment.

On February 1, 2023, the Company acquired certain assets of Pioneer Farm Equipment. The acquired business consists of five agriculture equipment stores in American Falls, Blackfoot, Idaho Falls, Rexburg, and Rupert, Idaho. These locations are included in the Company's Agriculture segment. The total consideration transferred for the acquired business was $19.5 million paid in cash, which includes $9.4 million for the purchase of the real estate.

In connection with the acquisition, the Company acquired from CNH Industrial and certain other manufacturers equipment and parts inventory previously owned by Pioneer Farm Equipment. Upon acquiring these inventories, the Company was offered floorplan financing by the manufacturer. In total, the Company acquired inventory and recognized a corresponding liability of $12.7 million. The recognition of these inventories and associated financing liabilities are not included as part of the accounting for the business combination.

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
Comparative financial data for each of our four sources of revenue are expressed below.

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
	(dollars in thousands)		(dollars in thousands)
Equipment
Revenue	$480,122	$375,216	$909,498	$731,582
Cost of revenue	414,800	323,988	783,062	634,222
Gross profit	$65,322	$51,228	$126,436	$97,360
Gross profit margin	13.6%	13.7%	13.9%	13.3%
Parts
Revenue	$108,510	$77,693	$205,116	$146,255
Cost of revenue	73,086	52,706	138,190	100,015
Gross profit	$35,424	$24,987	$66,926	$46,240
Gross profit margin	32.6%	32.2%	32.6%	31.6%
Service
Revenue	$42,478	$33,365	$77,411	$62,887
Cost of revenue	14,208	11,072	26,617	21,832
Gross profit	$28,270	$22,293	$50,794	$41,055
Gross profit margin	66.6%	66.8%	65.6%	65.3%
Rental and other
Revenue	$11,458	$10,269	$20,174	$16,825
Cost of revenue	7,075	6,078	12,351	10,087
Gross profit	$4,383	$4,191	$7,823	$6,738
Gross profit margin	38.3%	40.8%	38.8%	40.0%

The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Revenue
Equipment	74.7%	75.6%	75.0%	76.4%
Parts	16.9%	15.6%	16.9%	15.3%
Service	6.6%	6.7%	6.4%	6.6%
Rental and other	1.8%	2.1%	1.7%	1.7%
Total Revenue	100.0%	100.0%	100.0%	100.0%
Total Cost of Revenue	79.2%	79.3%	79.2%	80.0%
Gross Profit Margin	20.8%	20.7%	20.8%	20.0%
Operating Expenses	13.8%	13.9%	14.0%	13.9%
Income from Operations	6.9%	6.8%	6.8%	6.1%
Other Expense	(0.5)%	(0.1)%	(0.4)%	(0.2)%
Income Before Income Taxes	6.5%	6.7%	6.4%	5.9%
Provision for Income Taxes	1.6%	1.6%	1.5%	1.5%
Net Income	4.9%	5.0%	4.8%	4.4%

Three Months Ended July 31, 2023 Compared to Three Months Ended July 31, 2022
Consolidated Results
Revenue

	Three Months Ended July 31,		Increase/	Percent
	2023	2022	(Decrease)	Change
	(dollars in thousands)
Equipment	$480,122	$375,216	$104,906	28.0%
Parts	108,510	77,693	30,817	39.7%
Service	42,478	33,365	9,113	27.3%
Rental and other	11,458	10,269	1,189	11.6%
Total Revenue	$642,568	$496,543	$146,025	29.4%
     Total revenue for the second quarter of fiscal 2024 was 29.4% or $146.0 million higher than the second quarter of fiscal 2023 driven primarily by our recent acquisitions of the Heartland Companies and Pioneer Farm Equipment completed in August 2022 and February 2023, respectively, as well as an increase in Company-wide same-store sales of 12.1%. Strong same-store sales were primarily driven by equipment sales, which benefited from improved availability of inventory in certain product categories and the sustained high demand of both agriculture and construction equipment.

	Three Months Ended July 31,		Increase/	Percent
	2023	2022	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$65,322	$51,228	$14,094	27.5%
Parts	35,424	24,987	10,437	41.8%
Service	28,270	22,293	5,977	26.8%
Rental and other	4,383	4,191	192	4.6%
Total Gross Profit	$133,399	$102,699	$30,700	29.9%
Gross Profit Margin
Equipment	13.6%	13.7%	(0.1)%	(0.7)%
Parts	32.6%	32.2%	0.4%	1.2%
Service	66.6%	66.8%	(0.2)%	(0.3)%
Rental and other	38.3%	40.8%	(2.5)%	(6.1)%
Total Gross Profit Margin	20.8%	20.7%	0.1%	0.5%
Gross Profit Mix
Equipment	49.0%	49.9%	(0.9)%	(1.8)%
Parts	26.6%	24.3%	2.3%	9.5%
Service	21.2%	21.7%	(0.5)%	(2.3)%
Rental and other	3.2%	4.1%	(0.9)%	(22.0)%
Total Gross Profit Mix	100.0%	100.0%
     Gross profit for the second quarter of fiscal 2024 increased 29.9% or $30.7 million, as compared to the same period last year. Gross profit margin also improved slightly to 20.8% in the current quarter from 20.7% in the prior year quarter. The increase in gross profit margin was primarily due to a shift to higher margin parts sales relative to equipment sales. Equipment gross profit was impacted in the prior year by a $2.6 million benefit recognized on the expected achievement of annual manufacturer incentive programs, which is not included in the results for the second quarter of fiscal 2024.
     Our Company-wide absorption rate — which is calculated by dividing our gross profit from sales of parts, service and rental fleet by our operating expenses, less commission expense on equipment sales, plus interest expense on floorplan payables and rental fleet debt — decreased to 88.9% for the second quarter of fiscal 2024 compared to 90.6% during the same period last year, due to increased floorplan interest expense in the second quarter of fiscal 2024 compared to the same period last year.
Operating Expenses

	Three Months Ended July 31,		Increase/	Percent
	2023	2022	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$88,751	$68,828	$19,923	28.9%
Operating Expenses as a Percentage of Revenue	13.8%	13.9%	(0.1)%	(0.7)%
    Our operating expenses in the second quarter of fiscal 2024 increased 28.9% as compared to the second quarter of fiscal 2023. The increase in operating expenses was primarily the result of the additional operating expenses due to acquisitions that have taken place in the past year as well as an increase in variable expenses associated with increased sales. Operating expenses as a percentage of revenue decreased to 13.8% in the second quarter of fiscal 2024 from 13.9% in the second quarter of fiscal 2023. The decrease in operating expenses as a percentage of revenue was due to the increase in total revenue in the second quarter of fiscal 2024, as compared to the second quarter of fiscal 2023, which positively affected our ability to leverage our fixed operating costs.

	Three Months Ended July 31,		Increase/	Percent
	2023	2022	(Decrease)	Change
	(dollars in thousands)
Interest and other income	$641	$873	$(232)	(26.6)%
Floorplan interest expense	(2,457)	(245)	2,212	n/m
Other interest expense	(1,241)	(1,349)	(108)	(8.0)%
    The increase in floorplan interest expense for the second quarter of fiscal 2024 as compared to the second quarter of fiscal 2023 was primarily due to a higher level of interest-bearing inventory in the second quarter of fiscal 2024.
Provision for Income Taxes

	Three Months Ended July 31,		Increase/	Percent
	2023	2022	(Decrease)	Change
	(dollars in thousands)
Provision for Income Taxes	$10,270	$8,191	$2,079	25.4%
     Our effective tax rate was 24.7% for each of the three months ended July 31, 2023 and July 31, 2022. The effective tax rates for the three months ended July 31, 2023 and 2022 were subject to various factors such as the impact of certain discrete items, mainly the vesting of share-based compensation and the mix of domestic and foreign income.

Segment Results
    Certain financial information for our Agriculture, Construction and International business segments is presented below. “Shared Resources” in the table below refers to the various unallocated income/(expense) items that we have retained at the general corporate level. Revenue between segments is immaterial.

	Three Months Ended July 31,		Increase/	Percent
	2023	2022	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$469,069	$348,956	$120,113	34.4%
Construction	82,863	70,022	12,841	18.3%
International	90,636	77,565	13,071	16.9%
Total	$642,568	$496,543	$146,025	29.4%

Income Before Income Taxes
Agriculture	$33,029	$24,895	$8,134	32.7%
Construction	5,156	3,923	1,233	31.4%
International	5,568	5,870	(302)	(5.1)%
Segment Income Before Income Taxes	43,753	34,688	9,065	26.1%
Shared Resources	(2,162)	(1,538)	(624)	(40.6)%
Total	$41,591	$33,150	$8,441	25.5%
Agriculture
    Agriculture segment revenue for the second quarter of fiscal 2024 increased 34.4% compared to the second quarter of fiscal 2023. The higher revenue was driven primarily by the recent acquisitions of the Heartland Companies and Pioneer Farm Equipment, completed in August 2022 and February 2023, respectively, as well as an increase in same-store sales in our Agriculture segment of 10.0%. Strong same-store sales were primarily driven by equipment sales, which benefited from improved inventory availability of inventory in certain product categories and the sustained high demand of equipment.

    Agriculture segment income before income taxes for the second quarter of fiscal 2024 was $33.0 million compared to $24.9 million for the second quarter of fiscal 2023. The improvement in segment results was primarily the result of higher equipment revenue, led by the acquisitions stated above as well as higher same-store sales.
Construction
    Construction segment revenue for the second quarter of fiscal 2024 increased 18.3% compared to the second quarter of fiscal 2023. Construction activity in our footprint has remained at high levels, which was the primary factor in the year-over-year growth.
    Our Construction segment income before taxes was $5.2 million for the second quarter of fiscal 2024 compared to $3.9 million in the second quarter of fiscal 2023. The improvement in segment results was primarily due to an increase in revenue. The dollar utilization — which is calculated by dividing the rental revenue earned on our rental fleet by the average gross carrying value of our rental fleet (comprised of original equipment costs plus additional capitalized costs) for that period — of our rental fleet decreased slightly from 31.9% in the second quarter of fiscal 2023 to 30.2% in the second quarter of fiscal 2024.
International
    International segment revenue was $90.6 million for the second quarter of fiscal 2024 compared to $77.6 million in the second quarter of fiscal 2023. The increase in segment revenue benefited from improved availability of inventory in certain product categories and the sustained high demand of equipment, which more than offset a 16.0% decrease in total revenue from our Ukrainian subsidiary due to the Russia-Ukraine conflict, compared to the second quarter of fiscal 2023.
    Our International segment income before income taxes was $5.6 million for the second quarter of fiscal 2024 compared to segment income before income taxes of $5.9 million for the same period last year. The decrease in segment pre-tax income was primarily the result of increased operating expenses.
Shared Resources/Eliminations
We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate most of these net expenses to our segments. Since these allocations are set early in the year, unallocated balances may occur. Shared Resources loss before income taxes was $2.2 million for the second quarter of fiscal 2024 compared to a loss before income taxes of $1.5 million for the same period last year. The lower shared resources results were led by $0.5 million of acquisition related expenses incurred for the pending O'Connors acquisition.

Six Months Ended July 31, 2023 Compared to Six Months Ended July 31, 2022
Consolidated Results
Revenue

	Six Months Ended July 31,		Increase/	Percent
	2023	2022	(Decrease)	Change
	(dollars in thousands)
Equipment	$909,498	$731,582	$177,916	24.3%
Parts	205,116	146,255	58,861	40.2%
Service	77,411	62,887	14,524	23.1%
Rental and other	20,174	16,825	3,349	19.9%
Total Revenue	$1,212,199	$957,549	$254,650	26.6%
    Total revenue for the first six months of fiscal 2024 was up 26.6% or $254.7 million compared to the first six months of fiscal 2023, driven primarily by an increase in Company-wide same-store sales of 8.2% and our acquisitions of Mark's Machinery, the Heartland Companies, and Pioneer Farm Equipment completed in April 2022, August 2022, and February 2023, respectively. The same-store sales increase was primarily driven by equipment sales, which benefited from improved availability of inventory in certain product categories and the sustained high demand of both agriculture and construction equipment.
Gross Profit

	Six Months Ended July 31,		Increase/	Percent
	2023	2022	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$126,436	$97,360	$29,076	29.9%
Parts	66,926	46,240	20,686	44.7%
Service	50,794	41,055	9,739	23.7%
Rental and other	7,823	6,738	1,085	16.1%
Total Gross Profit	$251,979	$191,393	$60,586	31.7%
Gross Profit Margin
Equipment	13.9%	13.3%	0.6%	4.5%
Parts	32.6%	31.6%	1.0%	3.2%
Service	65.6%	65.3%	0.3%	0.5%
Rental and other	38.8%	40.0%	(1.2)%	(3.0)%
Total Gross Profit Margin	20.8%	20.0%	0.8%	4.0%
Gross Profit Mix
Equipment	50.2%	50.8%	(0.6)%	(1.2)%
Parts	26.6%	24.2%	2.4%	9.9%
Service	20.2%	21.5%	(1.3)%	(6.0)%
Rental and other	3.0%	3.5%	(0.5)%	(14.3)%
Total Gross Profit Mix	100.0%	100.0%
     Gross profit increased 31.7% or $60.6 million for the first six months of fiscal 2024, as compared to the same period last year. Gross profit margin also improved to 20.8% in the first six months of fiscal 2024 from 20.0% in the same period last year. The increase in gross profit margin was primarily due to gross profit mix shift, to higher margin parts sales relative to equipment sales.
    Our Company-wide absorption rate for the first six months of fiscal 2024 increased to 86.3%, as compared to 85.6% during the same period last year, as the increase in gross profit from parts, rental, and service more than offset the increase in operating expenses and interest expense on floorplan payables, during the six-month period compared to that of the prior year six-month period.

Operating Expenses

	Six Months Ended July 31,		Increase/	Percent
	2023	2022	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$170,066	$132,980	$37,086	27.9%
Operating Expenses as a Percentage of Revenue	14.0%	13.9%	0.1%	0.7%
    Our operating expenses for the first six months of fiscal 2024 increased $37.1 million as compared to the first six months of fiscal 2023. The increase in operating expenses was a result of an increase in variable expenses associated with increased sales as well as acquisitions that have occurred in the last twelve months. Operating expenses as a percentage of revenue increased slightly to 14.0% in the first six months of fiscal 2024 from 13.9% in the first six months of fiscal 2023.
Other Income (Expense)

	Six Months Ended July 31,		Increase/	Percent
	2023	2022	(Decrease)	Change
	(dollars in thousands)
Interest and other income	$1,362	$1,365	$(3)	(0.2)%
Floorplan interest expense	(3,729)	(499)	3,230	n/m
Other interest expense	(2,514)	(2,545)	(31)	(1.2)%
     Floorplan interest expense increased $3.2 million for the first six months of fiscal 2024, as compared to the same period last year, primarily due to increased interest bearing borrowings, resulting from higher inventory levels.
Provision for Income Taxes

	Six Months Ended July 31,		Increase/	Percent
	2023	2022	Decrease	Change
	(dollars in thousands)
Provision for Income Taxes	$18,745	$14,235	$4,510	31.7%
     Our effective tax rate was 24.3% for the first six months of fiscal 2024 and 25.1% for the same period last year. The effective tax rate for the six months ended July 31, 2023 and 2022 was subject to variation due to factors such as the impact of certain discrete items, mainly the vesting of share-based compensation and the mix of domestic and foreign income.

Segment Results
    Certain financial information for our Agriculture, Construction and International business segments is presented below. “Shared Resources” in the table below refers to the various unallocated income/(expense) items that we have retained at the general corporate level. Revenue between segments is immaterial.

	Six Months Ended July 31,		Increase/	Percent
	2023	2022	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$892,266	$667,503	$224,763	33.7%
Construction	154,860	136,986	17,874	13.0%
International	165,073	153,060	12,013	7.8%
Total	$1,212,199	$957,549	$254,650	26.6%

Income Before Income Taxes
Agriculture	$57,181	$41,344	$15,837	38.3%
Construction	9,689	7,132	2,557	35.9%
International	11,952	10,195	1,757	17.2%
Segment Income Before Income Taxes	78,822	58,671	20,151	34.3%
Shared Resources	(1,790)	(1,937)	147	7.6%
Total	$77,032	$56,734	$20,298	35.8%
Agriculture
    Agriculture segment revenue for the first six months of fiscal 2024 increased 33.7% compared to the same period last year. The higher revenue was driven primarily by the acquisitions of Mark's Machinery, the Heartland Companies, and Pioneer Farm Equipment in April 2022, August 2022, and February 2023, respectively, as well as an increase in same-store sales of 7.2% for the first six months of fiscal 2024, as compared to the same period last year. The same-store sales increase was primarily driven by equipment sales, which benefited from improved availability of inventory in certain product categories and the sustained high demand of new and used equipment.
    Agriculture segment income before income taxes was $57.2 million for the first six months of fiscal 2024 compared to $41.3 million over the first six months of fiscal 2023. The improvement in segment results was primarily the result of higher equipment revenue.
Construction
    Construction segment revenue for the first six months of fiscal 2024 increased 13.0% compared to the same period last year. When accounting for the divestitures of the North Dakota consumer products store in March 2022, same-store sales increased 14.3%. Construction activity in our footprint continued to be elevated, which was the primary factor in the same-store sales growth.
    Our Construction segment income before income taxes was $9.7 million for the first six months of fiscal 2024 compared to $7.1 million for the first six months of fiscal 2023. The increase in segment results was primarily due to an increase in same-store sales, as described above. The dollar utilization of our rental fleet decreased slightly from 28.6% in the first six months of fiscal 2023 to 28.5% in the first six months of fiscal 2024.
International
    International segment revenue for the first six months of fiscal 2024 increased 7.8% compared to the same period last year. The increase in segment revenues benefited from improved availability of inventory in certain product categories and the sustained high demand of equipment in the first six months of fiscal 2024, which more than offset a 13.6% decrease in revenues from our Ukrainian subsidiary due to the Russia-Ukraine conflict compared to the first six months of fiscal 2023.
    Our International segment income before income taxes was $12.0 million for the first six months of fiscal 2024 compared to $10.2 million for the same period last year. The higher segment results were primarily the result of increased equipment sales and improved equipment gross profit margin.

Shared Resources/Eliminations
    We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate most of these net expenses to our segments. Since these allocations are set early in the year, and a portion is planned to be unallocated, unallocated balances may occur. Shared Resources loss before income taxes was $1.8 million for the first six months of fiscal 2024, which included $0.5 million of acquisition related expenses incurred for the O'Connors acquisition, compared to a loss before income taxes of $1.9 million for the same period last year.

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
Equipment Inventory and Floorplan Payable Credit Facilities
    As of July 31, 2023, the Company had floorplan payable lines of credit for equipment purchases totaling $781.0 million, which is primarily comprised of a $500.0 million credit facility with CNH Industrial, a $185.0 million floorplan payable line under the Bank Syndicate Agreement, and a $50.0 million credit facility with DLL Finance.
    Our equipment inventory turnover decreased from 3.6 times for the rolling 12 month period ended July 31, 2022 to 2.7 times for the rolling 12 month period ended July 31, 2023. The decrease in equipment turnover was attributable to an increase in equipment inventory over the rolling 12 month period ended July 31, 2023 as compared to the same period ended July 31, 2022. Our equity in equipment inventory, which reflects the portion of our equipment inventory balance that is not financed by floorplan payables, decreased to 24.9% as of July 31, 2023 from 51.7% as of January 31, 2023. The decrease in our equity in equipment inventory is primarily due to the stocking of new equipment inventories.
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
    As of July 31, 2023, we were in compliance with the financial covenants under our CNH Industrial and DLL Finance credit agreements and we were not subject to the fixed charge coverage ratio covenant under the Bank Syndicate Agreement as our adjusted excess availability plus eligible cash collateral (as defined therein) was not less than 15% of the lesser of (i) aggregate borrowing base and (ii) maximum credit amount as of July 31, 2023. While not expected to occur, if anticipated operating results were to create the likelihood of a future covenant violation, we would expect to work with our lenders on an appropriate modification or amendment to our financing arrangements.
Cash Flow
Cash Flow Used for Operating Activities
    Net cash used for operating activities was $122.7 million for the first six months of fiscal 2024, compared to net cash used for operating activities of $21.0 million for the first six months of fiscal 2023. The change in net cash used for operating activities is primarily the result of an increase in inventories and a decrease in deferred revenue, which were partially offset by an increase in non-interest bearing floorplan lines of credit from manufacturers and higher net income for the first six months of fiscal 2024.
Cash Flow Used for Investing Activities
    Net cash used for investing activities was $50.7 million for the first six months of fiscal 2024, compared to $20.7 million for the first six months of fiscal 2023. The increase in cash used for investing activities was primarily the result of the acquisitions of Pioneer Farm Equipment, MAREP, and Midwest Truck in the first six months of fiscal 2024, compared to the acquisition of Mark's Machinery in the first six months of fiscal 2023.
Cash Flow Provided by Financing Activities
    Net cash provided by financing activities was $181.8 million for the first six months of fiscal 2024 compared to $39.6 million for the first six months of fiscal 2023. The increase in cash provided by financing activities was primarily the result of increased non-manufacture floorplan payables in the first six months of fiscal 2024, as the Company drew on its Bank Syndicate floorplan loan in fiscal 2024, to finance higher inventory levels.

Information Concerning Off-Balance Sheet Arrangements
    As of July 31, 2023, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Therefore, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
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
    Forward-looking statements are statements based on future expectations and specifically may include, among other things, the impact of farm income levels on customer demand for agricultural equipment and services, the effectiveness and expected benefits of our new ERP system and the timing of the phased roll-out of the ERP system to the Company's domestic locations, the general market conditions of the agricultural and construction industries, equipment inventory levels, and our primary liquidity sources, and the adequacy of our capital resources and sources of liquidity. Any statements that are not based upon historical facts, including the outcome of events that have not yet occurred and our expectations for future performance, are forward-looking statements. The words “potential,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” “plan,” “anticipate,” and similar words and expressions are intended to identify forward-looking statements. These statements are based upon the current beliefs and expectations of our management. These forward-looking statements involve important risks and uncertainties that could significantly affect anticipated results or outcomes in the future and, accordingly, actual results or outcomes may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, the impact of the Russia -Ukraine conflict on our Ukrainian subsidiary, our ability to successfully consummate, integrate and realize growth opportunities and synergies in connection with the pending O'Connors acquisition, the risk that we assume unforeseen or other liabilities in connection with the pending O'Connors acquisition and the impact of those conditions and obligations imposed on us under the CaseIH dealer agreements entered into in connection with the Heartland Companies acquisition for the commercial application equipment business, our substantial dependence on CNH Industrial, including CNH Industrial's ability to design, manufacture and allocate inventory to our stores in quantities necessary to satisfy our customer's demands, disruptions of supply chains and associated impacts on the Company's supply vendors and their ability to provide the Company with sufficient and timely inventory to meet customer demand, adverse market conditions in the agricultural and construction equipment industries, and those matters identified and discussed under the section titled “Risk Factors” in our Annual Report on Form 10-K. In addition to those matters, there may exist additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that may materially adversely affect our business, financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    We are exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates.
Interest Rate Risk
    Exposure to changes in interest rates results from borrowing activities used to fund operations. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. We have both fixed and floating rate financing. Some of our floating rate credit facilities contain minimum rates of interest to be charged. Based upon our interest-bearing balances and interest rates as of July 31, 2023, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $2.4 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $2.4 million. At July 31, 2023, we had floorplan payables of $595.7 million, of which approximately $235.3 million was variable-rate floorplan payable and $360.5 million was non-interest bearing. In addition, at July 31, 2023, we had total long-term debt, including finance lease obligations, of $100.0 million, primarily all of which was fixed rate debt.
Foreign Currency Exchange Rate Risk
    Our foreign currency exposures arise as the result of our foreign operations. We are exposed to transactional foreign currency exchange rate risk through our foreign entities’ holding assets and liabilities denominated in currencies other than their functional currency. In addition, the Company is exposed to foreign currency transaction risk as a result of certain intercompany financing transactions. The Company attempts to manage its transactional foreign currency exchange rate risk through the use of derivative financial instruments, primarily foreign exchange forward contracts, or through natural hedging instruments. Based upon balances and exchange rates as of July 31, 2023, holding other variables constant, we believe that a hypothetical 10% increase or decrease in all applicable foreign exchange rates would not have a material impact on our results of operations or cash flows. As of July 31, 2023, our Ukrainian subsidiary had $0.5 million of net monetary assets denominated in Ukrainian hryvnia ("UAH"). We have attempted to minimize our net monetary asset position in Ukraine through reducing overall asset levels in Ukraine and at times through borrowing in UAH which serves as a natural hedging instrument offsetting our net UAH denominated assets. Many of the currency and payment controls the National Bank of Ukraine imposed in February 2022, have been relaxed, making it more practicable to manage our UAH exposure. However, the continuation of the Russia/Ukraine conflict could lead to more significant UAH devaluations, similar to the 24% devaluation that occurred in July 2022, or more stringent payment controls in the future. The inability to fully manage our net monetary asset position and continued UAH devaluations for an extended period of time, could have a significant adverse impact on our results of operations and cash flows.
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
ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.                DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.                MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.                OTHER INFORMATION
(a)     On September 1, 2023, the Company entered into Amendment No. 3 (“Amendment No. 3”) to the Third Amended and Restated Credit Agreement with the Bank Syndicate (the “Bank Syndicate Agreement”). Among other items, Amendment No. 3 (i) increased the Bank Syndicate Agreement lenders’ aggregate floorplan loan commitments under the Bank Syndicate Agreement from $185.0 million to $250.0 million and the Bank Syndicate Agreement lenders’ aggregate revolving loan commitments under the Bank Syndicate Agreement from $65.0 million to $75.0 million and (ii) amended the terms of the Bank Syndicate Agreement to permit the Company’s pending acquisition of O’Connors. The description of Amendment No. 3 is qualified in its entirety by reference to the complete text of Amendment No. 3, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

(c)     During the fiscal quarter ended July 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6.                EXHIBITS
Exhibits - See “Exhibit Index” on page immediately prior to signatures.

EXHIBIT INDEX
TITAN MACHINERY INC.
FORM 10-Q

No.	Description

10.1	Amendment No. 3 to Third Amended and Restated Credit Agreement, dated September 1, 2023, by and among Titan Machinery Inc., Heartland Agriculture, LLC, Heartland Ag Kansas, LLC, Bank of America, N.A., as administrative agent, and the lenders party there to.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended July 31, 2023, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	September 7, 2023
TITAN MACHINERY INC.

		By	/s/ Robert Larsen
Robert Larsen
Chief Financial Officer
(Principal Financial Officer)