Form 10-Q
period 2023-10-31
Titan Machinery Inc.
filed 2023-12-07
CIK 1409171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023
OR

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

As of December 1, 2023, 22,849,387 shares of Common Stock, $0.00001 par value, of the registrant were outstanding.

TITAN MACHINERY INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)

	October 31, 2023	January 31, 2023

Assets
Current Assets
Cash	$69,981	$43,913
Receivables, net of allowance for expected credit losses	129,399	95,844
Inventories, net	1,071,088	703,939
Prepaid expenses and other	15,080	25,554
Total current assets	1,285,548	869,250
Noncurrent Assets
Property and equipment, net of accumulated depreciation	267,155	217,782
Operating lease assets	40,835	50,206
Deferred income taxes	4,969	1,246
Goodwill	31,144	30,622
Intangible assets, net of accumulated amortization	18,266	18,411
Other	1,821	1,178
Total noncurrent assets	364,190	319,445
Total Assets	$1,649,738	$1,188,695

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$38,016	$40,834
Floorplan payable	705,610	258,372
Current maturities of long-term debt	11,586	7,241
Current operating lease liabilities	9,395	9,855
Deferred revenue	43,964	119,845
Accrued expenses and other	71,211	58,159
Income taxes payable	5,622	3,845
Total current liabilities	885,404	498,151
Long-Term Liabilities
Long-term debt, less current maturities	87,591	89,950
Operating lease liabilities	38,688	48,513
Deferred income taxes	9,561	9,563
Other long-term liabilities	2,661	6,212
Total long-term liabilities	138,501	154,238
Commitments and Contingencies
Stockholders' Equity
Common stock, par value $.00001 per share, 45,000,000 shares authorized; 22,862,706 shares issued and outstanding at October 31, 2023; 22,697,761 shares issued and outstanding at January 31, 2023	—	—
Additional paid-in-capital	257,881	256,541
Retained earnings	373,263	284,784
Accumulated other comprehensive loss	(5,311)	(5,019)
Total stockholders' equity	625,833	536,306
Total Liabilities and Stockholders' Equity	$1,649,738	$1,188,695
 See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Revenue
Equipment	$521,775	$508,996	$1,431,272	$1,240,579
Parts	114,962	108,719	320,077	254,974
Service	44,767	38,960	122,178	101,847
Rental and other	12,611	12,098	32,785	28,923
Total Revenue	694,115	668,773	1,906,312	1,626,323
Cost of Revenue
Equipment	454,598	436,156	1,237,660	1,070,378
Parts	78,585	72,146	216,775	172,162
Service	14,393	13,456	41,010	35,288
Rental and other	8,198	7,435	20,549	17,522
Total Cost of Revenue	555,774	529,193	1,515,994	1,295,350
Gross Profit	138,341	139,580	390,318	330,973
Operating Expenses	92,115	84,861	262,182	217,841
Income from Operations	46,226	54,719	128,136	113,132
Other Income (Expense)
Interest and other income (expense)	(235)	1,804	1,129	3,169
Floorplan interest expense	(4,045)	(588)	(7,774)	(1,087)
Other interest expense	(1,494)	(1,257)	(4,008)	(3,802)
Income Before Income Taxes	40,452	54,678	117,483	111,412
Provision for Income Taxes	10,259	13,421	29,004	27,656
Net Income	$30,193	$41,257	$88,479	$83,756

Earnings per Share:
Basic	$1.32	$1.82	$3.88	$3.70
Diluted	$1.32	$1.82	$3.88	$3.70

Weighted Average Common Shares:
Basic	22,512	22,393	22,487	22,365
Diluted	22,517	22,399	22,493	22,372
 See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Net Income	$30,193	$41,257	$88,479	$83,756
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(1,938)	(5,132)	(292)	(9,285)
Comprehensive Income	$28,255	$36,125	$88,187	$74,471
 See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares Outstanding	Amount
Balance at January 31, 2023	22,698	$—	$256,541	$284,784	$(5,019)	$536,306
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	(29)	—	(993)	—	—	(993)
Stock-based compensation expense	—	—	659	—	—	659
Net income	—	—	—	26,965	—	26,965
Other comprehensive income	—	—	—	—	1,096	1,096
Balance at April 30, 2023	22,669	$—	$256,207	$311,749	$(3,923)	$564,033
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	195	—	(7)	—	—	(7)
Stock-based compensation expense	—	—	784	—	—	784
Net income	—	—	—	31,321	—	31,321
Other comprehensive income	—	—	—	—	550	550
Balance at July 31, 2023	22,864	$—	$256,984	$343,070	$(3,373)	$596,681
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	(1)	—	1	—	—	1
Stock-based compensation expense	—	—	896	—	—	896
Net income	—	—	—	30,193	—	30,193
Other comprehensive loss	—	—	—	—	(1,938)	(1,938)
Balance at October 31, 2023	22,863	$—	$257,881	$373,263	$(5,311)	$625,833

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares Outstanding	Amount
Balance at January 31, 2022	22,588	$—	$254,455	$182,916	$(2,172)	$435,199
Common stock issued on grant of restricted stock and exercise of stock options, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	(19)	—	(685)	—	—	(685)
Stock-based compensation expense	—	—	620	—	—	620
Net income	—	—	—	17,540	—	17,540
Other comprehensive loss	—	—	—	—	(1,191)	(1,191)
Balance at April 30, 2022	22,569	$—	$254,390	$200,456	$(3,363)	$451,483
Common stock issued on grant of restricted stock and exercise of stock options, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	126	—	(5)	—	—	(5)
Stock-based compensation expense	—	—	803	—	—	803
Net income	—	—	—	24,959	—	24,959
Other comprehensive loss	—	—	—	—	(2,963)	(2,963)
Balance at July 31, 2022	22,695	$—	$255,188	$225,415	$(6,326)	$474,277
Common stock issued on grant of restricted stock and exercise of stock options, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	12	—	—	—	—	—
Stock-based compensation expense	—	—	885	—	—	885
Net income	—	—	—	41,257	—	41,257
Other comprehensive loss	—	—	—	—	(5,132)	(5,132)
Balance at October 31, 2022	22,707	$—	$256,073	$266,672	$(11,458)	$511,287
See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended October 31,
	2023	2022
Operating Activities
Net income	$88,479	$83,756
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	22,871	18,356
Deferred income taxes	(3,731)	(1,835)
Stock-based compensation expense	2,339	2,308
Noncash interest expense	206	182
Other, net	5,628	7,072
Changes in assets and liabilities, net of effects of acquisitions
Receivables	(31,947)	(10,507)
Prepaid expenses and other assets	5,774	10,675
Inventories	(358,837)	(115,734)
Manufacturer floorplan payable	274,968	78,972
Deferred revenue	(77,425)	(83,029)
Accounts payable, accrued expenses and other and other long-term liabilities	(10,386)	2,650
Net Cash Used for Operating Activities	(82,061)	(7,134)
Investing Activities
Rental fleet purchases	(5,154)	(8,601)
Property and equipment purchases (excluding rental fleet)	(36,770)	(16,829)
Proceeds from sale of property and equipment	6,451	2,110
Acquisition consideration, net of cash acquired	(27,935)	(100,471)
Other, net	(643)	(176)
Net Cash Used for Investing Activities	(64,051)	(123,967)
Financing Activities
Net change in non-manufacturer floorplan payable	174,353	32,212
Proceeds from long-term debt borrowings	7,721	8,415
Principal payments on long-term debt and finance leases	(10,685)	(5,596)
Other, net	(1,121)	(698)
Net Cash Provided by Financing Activities	170,268	34,333
Effect of Exchange Rate Changes on Cash	1,912	(3,529)
Net Change in Cash	26,068	(100,297)
Cash at Beginning of Period	43,913	146,149
Cash at End of Period	$69,981	$45,852
Supplemental Disclosures of Cash Flow Information
Cash paid during the period
Income taxes, net of refunds	$28,890	$15,711
Interest	$10,480	$4,595
Supplemental Disclosures of Noncash Investing and Financing Activities
Net property and equipment financed with long-term debt, finance leases, accounts payable and accrued liabilities	$5,479	$5,436
Long-term debt to acquire finance leases	$—	$7,119
Net transfer of assets to property and equipment from inventories	$(400)	$(4,686)
See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 - BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The quarterly operating results for Titan Machinery Inc. (the “Company”) are subject to fluctuation due to varying weather patterns, which may impact the timing and amount of equipment purchases, rentals, and after-sales parts and service purchases by the Company’s agriculture, construction and international customers. Therefore, operating results for the nine-months ended October 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2024. The segment formerly known as "International" has been updated to "Europe" as of October 31, 2023 and a fourth segment "Australia" will be added starting in the fourth quarter fiscal 2024 reporting, as a result of the Company's acquisition of J.J. O’Connor & Sons Pty. Ltd. ("O’Connors"), refer to Note 18 - Subsequent Event for further details. The information contained in the consolidated balance sheet as of January 31, 2023 was derived from the audited consolidated financial statements of the Company for the fiscal year then ended. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2023 as filed with the SEC.
Nature of Business
The Company is engaged in the retail sale, service and rental of agricultural and construction machinery through its stores in the United States, Europe, and Australia. The Company’s North American stores are located in Colorado, Idaho, Iowa, Kansas, Minnesota, Missouri, Montana, Nebraska, North Dakota, South Dakota, Washington, Wisconsin, and Wyoming. Internationally, the Company's European stores are located in Bulgaria, Germany, Romania, and Ukraine and the Company's Australian stores are located in New South Wales, South Australia, and Victoria in Southeastern Australia.
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
Recently issued accounting pronouncements not yet adopted
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated statements.

Recently Adopted Accounting Guidance
In September 2022, FASB issued ASU No. 2022-04, Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. This new standard requires that the buyer in a supplier finance program discloses information about the key terms of the program, outstanding confirmed amounts as of the end of the period, a rollforward of such amounts during each annual period, and a description of where in the financial statements outstanding amounts are presented. This ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the disclosure of rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption of this ASU is permitted. Entities must apply the amendments of this ASU retrospectively to all periods in which a balance sheet is presented, with the exception of the amendment on disclosure of rollforward information, which entities only need to apply prospectively. On February 1, 2023, the Company adopted ASU No. 2022-04 to our consolidated financial statements.
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
The amounts outstanding under these agreements as of October 31, 2023 and January 31, 2023 were $42.1 million and $13.0 million, respectively, and are presented as Floorplan payable on the Company's condensed consolidated balance sheet.
NOTE 2 - EARNINGS PER SHARE
The following table sets forth the calculation of basic and diluted earnings per share (EPS):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
	(in thousands, except per share data)
Numerator:
Net income	$30,193	$41,257	$88,479	$83,756
Allocation to participating securities	(465)	(563)	(1,153)	(1,039)
Net income attributable to Titan Machinery Inc. common stockholders	$29,728	$40,694	$87,326	$82,717
Denominator:
Basic weighted-average common shares outstanding	22,512	22,393	22,487	22,365
Plus: incremental shares from vesting of restricted stock units	5	6	6	7
Diluted weighted-average common shares outstanding	22,517	22,399	22,493	22,372

Earnings Per Share:
Basic	$1.32	$1.82	$3.88	$3.70
Diluted	$1.32	$1.82	$3.88	$3.70

NOTE 3 - REVENUE
Revenue is recognized when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration we expect to collect in exchange for those goods or services. Sales, value added and other taxes collected from our customers concurrent with our revenue activities are excluded from revenue.
The following tables present our revenue disaggregated by revenue source and segment:

	Three Months Ended October 31, 2023				Nine Months Ended October 31, 2023
	Agriculture	Construction	Europe	Total	Agriculture	Construction	Europe	Total
	(in thousands)				(in thousands)
Equipment	$408,648	$47,364	$65,763	$521,775	$1,086,840	$146,519	$197,913	$1,431,272
Parts	86,173	12,943	15,846	114,962	237,966	39,144	42,967	320,077
Service	34,718	7,084	2,965	44,767	93,510	20,767	7,901	122,178
Other	1,333	547	318	2,198	3,735	1,496	869	6,100
Revenue from contracts with customers	530,872	67,938	84,892	683,702	1,422,051	207,926	249,650	1,879,627
Rental	532	9,570	311	10,413	1,618	24,442	625	26,685
Total revenue	$531,404	$77,508	$85,203	$694,115	$1,423,669	$232,368	$250,275	$1,906,312

	Three Months Ended October 31, 2022				Nine Months Ended October 31, 2022
	Agriculture	Construction	Europe	Total	Agriculture	Construction	Europe	Total
	(in thousands)				(in thousands)
Equipment	$380,007	$56,534	$72,455	$508,996	$901,574	$143,536	$195,469	$1,240,579
Parts	81,420	13,350	13,949	108,719	178,474	37,229	39,271	254,974
Service	29,831	6,807	2,322	38,960	76,514	18,932	6,401	101,847
Other	1,201	639	89	1,929	2,881	1,441	540	4,862
Revenue from contracts with customers	492,459	77,330	88,815	658,604	1,159,443	201,138	241,681	1,602,262
Rental	865	9,073	231	10,169	1,386	22,251	424	24,061
Total revenue	$493,324	$86,403	$89,046	$668,773	$1,160,829	$223,389	$242,105	$1,626,323
Unbilled Receivables and Deferred Revenue
Unbilled receivables from contracts with customers amounted to $33.0 million and $19.8 million as of October 31, 2023 and January 31, 2023, respectively. This increase in unbilled receivables is primarily the result of a seasonal increase in the volume of our service transactions in which we recognize revenue as our work is performed and prior to customer invoicing.
Deferred revenue from contracts with customers amounted to $43.2 million and $118.1 million as of October 31, 2023 and January 31, 2023, respectively. Our deferred revenue most often increases in the fourth quarter of each fiscal year due to a higher level of customer down payments or prepayments and longer time periods between customer payment and delivery of the equipment asset, and the related recognition of equipment revenue, prior to its seasonal use. During the nine months ended October 31, 2023 and 2022, the Company recognized $118.0 million and $126.3 million, respectively, of revenue that was included in the deferred revenue balance as of January 31, 2023 and January 31, 2022, respectively. No material amount of revenue was recognized during the nine months ended October 31, 2023 or 2022 from performance obligations satisfied in previous periods.
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
Short-term receivables from finance companies, other receivables due from manufacturers, and other receivables have not historically resulted in any credit losses to the Company. These receivables are short-term in nature and deemed to be of good credit quality and have no need for any allowance for expected credit losses. Management continually monitors these receivables and should information be obtained that identifies potential credit risk, an adjustment to the allowance would be made if deemed appropriate.

Trade and unbilled receivables from rental contracts are primarily in the United States and are specifically excluded from the accounting guidance in determining an allowance for expected losses. The Company provides an allowance for these receivables based on historical experience and using credit information obtained from continued monitoring of customer accounts.

	October 31, 2023	January 31, 2023
	(in thousands)
Trade and unbilled receivables from contracts with customers
Trade receivables due from customers	$60,385	$47,298
Unbilled receivables	32,985	19,764
Less allowance for expected credit losses	3,515	3,080
	89,855	63,982

Short-term receivables due from finance companies	22,513	11,212

Trade and unbilled receivables from rental contracts
Trade receivables	3,614	3,629
Unbilled receivables	1,060	776
Less allowance for expected credit losses	399	360
	4,275	4,045
Other receivables
Due from manufacturers	11,781	15,007
Other	975	1,598
	12,756	16,605
Receivables, net of allowance for expected credit losses	$129,399	$95,844
Following is a summary of allowance for credit losses on trade and unbilled accounts receivable by segment:

	Agriculture	Construction	Europe	Total
	(in thousands)
Balance at January 31, 2023	$367	$124	$2,589	$3,080
Current expected credit loss provision	64	155	495	714
Write-offs charged against allowance	191	95	56	342
Credit loss recoveries collected	15	7	52	74
Foreign exchange impact	—	—	(11)	(11)
Balance at October 31, 2023	$255	$191	$3,069	$3,515

	Agriculture	Construction	Europe	Total
	(in thousands)
Balance at January 31, 2022	$244	$193	$1,542	$1,979
Current expected credit loss provision	47	74	1,036	1,157
Write-offs charged against allowance	41	147	148	336
Credit loss recoveries collected	24	9	—	33
Acquisition	94	—	—	94
Foreign exchange impact	—	—	(113)	(113)
Balance at October 31, 2022	$368	$129	$2,317	$2,814

The following table presents impairment losses on receivables arising from sales contracts with customers and receivables arising from rental contracts reflected in Operating Expenses in the Condensed Consolidated Statements of Operations:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
	(in thousands)
Impairment losses on:
Receivables from sales contracts	$362	$197	$714	$1,196
Receivables from rental contracts	19	49	141	81
	$381	$246	$855	$1,277
NOTE 5 - INVENTORIES

	October 31, 2023	January 31, 2023
	(in thousands)
New equipment	$675,547	$369,828
Used equipment	216,947	164,761
Parts and attachments	171,586	164,553
Work in process	7,008	4,797
	$1,071,088	$703,939
NOTE 6 - PROPERTY AND EQUIPMENT

	October 31, 2023	January 31, 2023
	(in thousands)
Rental fleet equipment	$77,231	$75,386
Machinery and equipment	31,601	27,220
Vehicles	89,870	80,122
Furniture and fixtures	57,062	53,937
Land, buildings, and leasehold improvements	185,991	140,773
	441,755	377,438
Less accumulated depreciation	174,600	159,656
	$267,155	$217,782
The Company includes depreciation expense related to its rental fleet and its trucking fleet, for hauling equipment, in Cost of Revenue, which was $2.5 million and $2.6 million for the three months ended October 31, 2023 and 2022, respectively, and $6.5 million and $6.0 million for the nine months ended October 31, 2023 and 2022, respectively. All other depreciation expense is included in Operating Expenses, which was $5.3 million and $4.2 million for the three months ended October 31, 2023 and 2022, respectively, and $15.3 million and $11.3 million for the nine months ended October 31, 2023 and 2022, respectively.
The Company reviews its long-lived assets for potential impairment whenever events or circumstances indicate that the carrying value of the long-lived asset (or asset group) may not be recoverable. Due to the results of the analyses, the Company concluded no impairments were necessary, thus no impairment was recognized for the three and nine months ended October 31, 2023 and 2022.

NOTE 7 - INTANGIBLE ASSETS AND GOODWILL
Finite-Lived Intangible Assets
The Company's finite-lived intangible assets consist of customer relationships and covenants not to compete. The following is a summary of intangible assets with finite lives as of October 31, 2023 and January 31, 2023:

	October 31, 2023			January 31, 2023
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)			(in thousands)
Customer relationships	$538	$(261)	$277	$538	$(180)	$358
Covenants not to compete	1,131	(392)	739	1,025	(222)	803
	$1,669	$(653)	$1,016	$1,563	$(402)	$1,161
Future amortization expense, as of October 31, 2023, is expected to be as follows:
Fiscal Year Ended January 31,

Amount
(in thousands)
2024 (remainder)	$86
2025	325
2026	282
2027	232
2028	91
Thereafter	—
$1,016
Indefinite-Lived Intangible Assets
The Company's indefinite-lived intangible assets consist of distribution rights assets. The following is a summary of the changes in indefinite-lived intangible assets, by segment, for the nine months ended October 31, 2023:

	Agriculture	Construction	Total
	(in thousands)
January 31, 2023	$17,178	$72	$17,250
October 31, 2023	$17,178	$72	$17,250
Goodwill
The following presents changes in the carrying amount of goodwill, by segment, for the nine months ended October 31, 2023:

	Agriculture	Europe	Total
	(in thousands)
January 31, 2023	$30,622	$—	$30,622
Arising from business combinations	69	471	540
Foreign currency translation	—	(18)	(18)
October 31, 2023	$30,691	$453	$31,144

NOTE 8 - FLOORPLAN PAYABLE/LINES OF CREDIT
As of October 31, 2023, the Company had floorplan and working capital lines of credit totaling $923.0 million, which is primarily comprised of three floorplan lines of credit: (i) a $500.0 million credit facility with CNH Industrial (amended as of December 6, 2023, to increase the total available domestic limit to $640 million, which includes $590 million for floorplan financing and a $50 million revolver for working capital, and an overall global limit to $875 million), (ii) a $250.0 million floorplan line of credit and a $75 million working capital line of credit under the Third Amended and Restated Credit Agreement (the "Bank Syndicate Agreement"), and (iii) a $50.0 million credit facility with DLL Finance LLC.
The Company's outstanding balances of floorplan lines of credit as of October 31, 2023 and January 31, 2023, consisted of the following:

	October 31, 2023	January 31, 2023
	(in thousands)
CNH Industrial	$421,305	$177,337
Bank Syndicate Agreement Floorplan Loan	152,410	35,550
DLL Finance	38,110	9,914
Other outstanding balances with manufacturers and non-manufacturers	93,785	35,571
	$705,610	$258,372
As of October 31, 2023, the interest-bearing U.S. floorplan payables carried a variable interest rate with a range of 7.18% to 8.37% compared to a range of 5.94% to 10.25% as of January 31, 2023. As of October 31, 2023, foreign floorplan payables carried a variable interest rate with a range of 5.51% to 6.38%, compared to a range of 4.16% to 4.96% as of January 31, 2023, on multiple lines of credit. The Company had non-interest-bearing floorplan payables of $399.7 million and $213.0 million, as of October 31, 2023 and January 31, 2023, respectively.
On September 1, 2023, the Company entered into Amendment No. 3 (“Amendment No. 3”) to the Bank Syndicate Agreement. Among other items, Amendment No. 3 (i) increased the Bank Syndicate Agreement lenders’ aggregate floorplan loan commitments under the Bank Syndicate Agreement from $185.0 million to $250.0 million and the Bank Syndicate Agreement lenders’ aggregate revolving loan commitments under the Bank Syndicate Agreement from $65.0 million to $75.0 million and (ii) amended the terms of the Bank Syndicate Agreement to permit the Company’s acquisition of O’Connors.
NOTE 9 - LONG TERM DEBT
The following is a summary of the Company's long-term debt as of October 31, 2023 and January 31, 2023:

Description	Maturity Dates	Interest Rates	October 31, 2023	January 31, 2023
			(in thousands)
Mortgage loans, secured	Various through May 2039	2.1% to 7.3%	$70,221	$68,689
Sale-leaseback financing obligations	Various through December 2030	3.4% to 10.3%	10,353	11,252
Vehicle loans, secured	Various through September 2029	2.1% to 6.8%	14,012	12,659
Other	Various through July 2039	3.6%	4,591	4,591
Total debt			99,177	97,191
Less: current maturities			11,586	7,241
Long-term debt, net			$87,591	$89,950

NOTE 10 - DERIVATIVE INSTRUMENTS
The Company holds derivative instruments for the purpose of minimizing exposure to fluctuations in foreign currency exchange rates to which the Company is exposed in the normal course of its operations.
From time to time, the Company uses foreign currency forward contracts to hedge the effects of fluctuations in exchange rates on outstanding intercompany loans. The Company does not formally designate and document such derivative instruments as hedging instruments; however, the instruments are an effective economic hedge of the underlying foreign currency exposure. Both the gain or loss on the derivative instrument and the offsetting gain or loss on the underlying intercompany loan are recognized in earnings immediately, thereby eliminating or reducing the impact of foreign currency exchange rate fluctuations on net income. The Company's foreign currency forward contracts generally have three-month maturities, maturing on the last day of each fiscal quarter. The notional value of outstanding foreign currency contracts as of October 31, 2023 was $4.0 million. There were no outstanding foreign currency contracts as of January 31, 2023.
As of October 31, 2023 and January 31, 2023, the fair value of the Company's outstanding derivative instruments was not material. Derivative instruments recognized as assets are recorded in prepaid expenses and other in the condensed consolidated balance sheets, and derivative instruments recognized as liabilities are recorded in accrued expenses and other in the condensed consolidated balance sheets.
The following table sets forth the gains and losses recognized in income from the Company’s derivative instruments for the three and nine months ended October 31, 2023 and 2022. Gains and losses are recognized in Interest and other income (expense) in the condensed consolidated statements of operations:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
	(in thousands)
Foreign currency contract gain (loss)	$(1,006)	$1,058	$(1,104)	$1,058
NOTE 11 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following is a summary of the changes in accumulated other comprehensive income (loss), by component, for the nine month periods ended October 31, 2023 and 2022:

	Foreign Currency Translation Adjustment	Net Investment Hedging Gain	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, January 31, 2023	$(7,730)	$2,711	$(5,019)
Other comprehensive income (loss)	1,096	—	1,096
Balance, April 30, 2023	(6,634)	2,711	(3,923)
Other comprehensive income (loss)	550	—	550
Balance, July 31, 2023	(6,084)	2,711	(3,373)
Other comprehensive income (loss)	(1,938)	—	(1,938)
Balance, October 31, 2023	$(8,022)	$2,711	$(5,311)

	Foreign Currency Translation Adjustment	Net Investment Hedging Gain	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, January 31, 2022	$(4,883)	$2,711	$(2,172)
Other comprehensive income (loss)	(1,191)	—	(1,191)
Balance, April 30, 2022	(6,074)	2,711	(3,363)
Other comprehensive income (loss)	(2,963)	—	(2,963)
Balance, July 31, 2022	(9,037)	2,711	(6,326)
Other comprehensive income (loss)	(5,132)	—	(5,132)
Balance, October 31, 2022	$(14,169)	$2,711	$(11,458)

NOTE 12 - LEASES
As Lessor
Revenue generated from leasing activities is disclosed, by segment, in Note 3 - Revenue. The following is the balance of our dedicated rental fleet assets, included in Property and equipment, net of accumulated depreciation in the condensed consolidated balance sheet, of our Construction segment as of October 31, 2023 and January 31, 2023:

	October 31, 2023	January 31, 2023
	(in thousands)
Rental fleet equipment	$77,231	$75,386
Less accumulated depreciation	(28,969)	(26,959)
	$48,262	$48,427
NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS
As of October 31, 2023, the fair value of the Company's foreign currency contracts, which are either assets or liabilities measured at fair value on a recurring basis, was not material. These foreign currency contracts were valued using a discounted cash flow analysis, which is an income approach, utilizing readily observable market data as inputs, which is classified as a Level 2 fair value measurement.
The Company also has financial instruments that are not recorded at fair value in the consolidated balance sheets, including cash, receivables, payables and long-term debt. The carrying amounts of these financial instruments approximated their fair values as of October 31, 2023 and January 31, 2023. The fair value of these financial instruments was estimated based on Level 2 fair value inputs. The estimated fair value of the Company's Level 2 long-term debt, which is provided for disclosure purposes only, is as follows:

	October 31, 2023	January 31, 2023
	(in thousands)
Carrying amount	$84,233	$81,349
Fair value	$73,487	$70,434
NOTE 14 - INCOME TAXES
Our effective tax rate was 25.4% and 24.5% for each of the three months ended October 31, 2023 and 2022, respectively, and was 24.7% and 24.8% for the nine months ended October 31, 2023 and 2022, respectively. The effective tax rate for the three and nine months ended October 31, 2023 and 2022 were subject to various other factors such as the impact of certain discrete items, mainly the vesting of share-based compensation, the mix of domestic and foreign income, and the change of valuation allowances in certain foreign jurisdictions.
NOTE 15 - BUSINESS COMBINATIONS
Fiscal 2024
On June 1, 2023, the Company acquired certain assets of Midwest Truck Parts Inc. ("Midwest Truck"). The acquired business consists of one location in Dawson, Minnesota. This location is included in the Company's Agriculture segment. The total consideration transferred for the acquired business was $4.0 million paid in cash, which includes the purchase of the real estate.
On May 1, 2023, the Company, through its German subsidiary, Titan Machinery Deutschland GmbH, acquired certain assets of MAREP GmbH ("MAREP") related to its full-service agriculture dealership business located in Mühlengeez and Radelübbe, Germany. Our acquisition of these assets from MAREP further expands our presence in the German market. The total consideration transferred for the acquired business was $4.4 million paid in cash, which includes the real estate of the Mühlengeez location. These locations are included in the Company's Europe segment.
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

In connection with the acquisition of Pioneer Farm Equipment, the Company acquired from CNH Industrial and certain other manufacturers equipment and parts inventory previously owned by Pioneer Farm Equipment Co. Upon acquiring these inventories, the Company was offered floorplan financing by the manufacturer. In total, the Company acquired inventory and recognized a corresponding liability of $12.7 million. The recognition of these inventories and associated financing liabilities are not included as part of the accounting for the business combination.
Fiscal 2023
On August 1, 2022, the Company acquired all outstanding equity interests of three entities, Heartland Agriculture, LLC, Heartland Solutions, LLC, and Heartland Leveraged Lender, LLC, (collectively referred to as "Heartland Companies") for $94.4 million in cash consideration. The Heartland Companies consist of 12 CaseIH commercial application agriculture locations in the states of Idaho, Iowa, Kansas, Minnesota, Missouri, Montana, Nebraska, North Dakota, South Dakota, Washington, and Wisconsin. The Heartland Companies have been a successful CaseIH commercial application dealer group and our acquisition of these entities provides the Company the opportunity for synergies due to the overlap of our footprints, as it allow us to package deals that include both commercial application equipment as well as other agricultural and construction equipment to commercial customers within our core footprint. These locations are included in the Company's Agriculture segment. In the most recently completed fiscal year prior to the acquisition, the Heartland Companies generated revenue of approximately $214 million. The Company incurred $1.1 million in acquisition-related expenses in connection with this acquisition, which are included in operating expenses in the condensed consolidated statement of operations.
On April 1, 2022, the Company acquired certain assets of Mark's Machinery, Inc. The acquired business consisted of two agricultural equipment stores in Wagner and Yankton, South Dakota. These locations are included in the Company's Agriculture segment. The total cash consideration transferred for the acquired business was $7.7 million.
In connection with the acquisition of Mark's Machinery, Inc, the Company acquired from CNH Industrial and certain other manufacturers equipment and parts inventory previously owned by Mark's Machinery, Inc. Upon acquiring these inventories, the Company was offered floorplan financing by the respective manufacturers. In total, the Company acquired inventory and recognized a corresponding financing liability of $3.2 million. The recognition of these inventories and the associated financing liabilities are not included as part of the accounting for the business combination.

Purchase Price Allocation
Each of the above acquisitions have been accounted for under the acquisition method of accounting, which requires the Company to estimate the acquisition date fair value of the assets acquired and liabilities assumed. The purchase price allocation for all business combinations completed in fiscal year 2023 and the nine months ended October 31, 2023. The purchase price allocation for the O'Connors acquisition, which is still preliminary, is not included in these numbers as the acquisition will be accounted for based on a calendar year end and will be reflected in the fourth quarter fiscal 2024 financials, refer to Note 18 - Subsequent Event for further details. The following table presents the purchase price allocations for all acquisitions completed during the fiscal year ended January 31, 2023 and the nine months ended October 31, 2023:

	October 31, 2023	January 31, 2023
	(in thousands)
Assets acquired:
Cash	$4	$1,584
Receivables	885	9,485
Inventories	11,237	106,890
Prepaid expenses and other	—	668
Property and equipment	16,659	24,292
Operating lease assets	148	3,928
Intangible assets	—	8,017
Goodwill	540	21,670
Other	110	—
	29,583	176,534

Liabilities assumed:
Accounts payable	—	18,547
Floorplan payable	—	31,699
Current operating lease liabilities	58	541
Deferred revenue	1,499	7,039
Accrued expenses and other	—	3,523
Long-term debt	—	4,591
Operating lease liabilities	91	3,387
Other long-term liabilities	—	5,152
	1,648	74,479
Net assets acquired	$27,935	$102,055

Goodwill recognized by segment:
Agriculture	$69	$21,670
Europe	$471	$—
Goodwill expected to be deductible for tax purposes	$540	$21,670

The recognition of goodwill in the above business combinations arose from the acquisition of an assembled workforce and anticipated synergies expected to be realized. For the business combinations completed during the nine months ended October 31, 2023, the Company recognized a non-competition intangible asset of $0.1 million in its Europe segment, which will be amortized over a three year period. For the business combinations completed during the fiscal year ended January 31, 2023, the Company recognized a non-competition intangible asset of $0.8 million and a customer relationship intangible asset of $0.2 million. The distribution rights assets are indefinite-lived intangible assets not subject to amortization. The Company estimated the fair value of the intangible assets using a multi-period excess earnings model, which is an income approach. Acquisition related costs for the three and nine month period ended October 31, 2023 amounted to $0.6 million and $1.1 million, respectively, primarily related to the O'Connors acquisition, refer to Note 18 - Subsequent Event for additional details. Acquisition related costs amounted to $1.1 million during the fiscal year ended January 31, 2023. All acquisition-related costs have been expensed as incurred and recognized as operating expenses in the condensed consolidated statements of operations.
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

NOTE 17 - SEGMENT INFORMATION
The Company has three reportable segments: Agriculture, Construction and Europe. Starting in the fourth quarter of fiscal 2024, our fourth segment will be Australia, see Note 1 - Business Activity and Significant Accounting Policies for further details. Revenue between segments is immaterial. The Company retains various unallocated income/(expense) items and assets at the general corporate level, which the Company refers to as “Shared Resources” in the table below. Shared Resources assets primarily consist of cash and property and equipment.
Certain financial information for each of the Company’s business segments is set forth below.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Revenue
Agriculture	$531,404	$493,324	$1,423,669	$1,160,829
Construction	77,508	86,403	232,368	223,389
Europe	85,203	89,046	250,275	242,105
Total	$694,115	$668,773	$1,906,312	$1,626,323

Income (Loss) Before Income Taxes
Agriculture	$35,130	$42,044	$92,311	$83,387
Construction	4,057	6,065	13,746	13,197
Europe	5,146	8,488	17,097	18,683
Segment income before income taxes	44,333	56,597	123,154	115,267
Shared Resources	(3,881)	(1,919)	(5,671)	(3,855)
Total	$40,452	$54,678	$117,483	$111,412

	October 31, 2023	January 31, 2023
	(in thousands)
Total Assets
Agriculture	$1,069,180	$788,265
Construction	239,516	187,739
Europe	322,559	170,647
Segment assets	1,631,255	1,146,651
Shared Resources	18,483	42,044
Total	$1,649,738	$1,188,695

NOTE 18 - SUBSEQUENT EVENTS
On October 2, 2023, the Company, through a newly organized, wholly-owned Australian subsidiary, Titan Machinery Holdings Australia Pty Ltd., ("Titan Australia") acquired all outstanding equity interests of O’Connors, for cash consideration of $62 million net of cash acquired. O’Connors consists of 15 CaseIH dealership locations and one parts center in the states of New South Wales, South Australia, and Victoria in Southeastern Australia. Founded in 1964, O’Connors has been a successful CaseIH complex, and our acquisition of O'Connors provides the Company the opportunity to expand our international presence into the large, well-established Australian market.
Each of the Company’s foreign subsidiaries has fiscal quarters and a fiscal year-end that align with the calendar quarterly periods and year-end. Titan Australia also maintains fiscal quarters and a fiscal year-end that aligns with the calendar periods. The quarterly and annual financial statements of all of the Company's foreign subsidiaries are consolidated into the Company’s U.S. quarterly and annual fiscal periods that end on April 30th, July 31st, October 31st and January 31st. Accordingly, the October 2, 2023 foreign acquisition of O'Connors is a fourth quarter of fiscal 2024 transaction, and therefore no amounts were recognized in the consolidated financial statements of the Company for the quarter ended October 31, 2023.
The acquisition of O'Connors has been accounted for under the acquisition method of accounting, which requires the Company to estimate the acquisition date fair value of the assets acquired and liabilities assumed. The fair value of the consideration paid exceeded the preliminarily estimated fair value of the assets acquired and liabilities assumed, which resulted in the recognition of $48.5 million of intangible assets. The Company is in the process of completing an intangible asset valuation and is expected to have goodwill, distribution rights, and customer relationships as the primarily intangible assets. The valuation is expected to be completed by January 31, 2024. The entire goodwill amount will be assigned to the Australia segment and is not expected to be deductible for income tax purposes. All acquisition-related costs, which amounted to $1.1 million during the nine months ended October 31, 2023, have been expensed as incurred and recognized as operating expenses in the condensed consolidated statement of operations.
Due to the limited time since the acquisition of O'Connors, the estimated fair values of acquired assets and assumed liabilities are provisional estimates, but are based on the best information currently available. These provisional estimates are subject to change as the Company completes all remaining steps in finalizing the purchase price allocation. The Company expects to finalize the valuation of all assets and liabilities by January 31, 2024. The preliminary allocation of the purchase price to assets acquired and liabilities assumed is as follows:

(in thousands)
Assets acquired:
Cash	$4,333
Receivables	5,741
Inventories	97,832
Prepaid expenses and other	296
Property and equipment	11,063
Operating lease assets	14,496
Intangible assets	48,520
Other assets	7
$182,288
Liabilities assumed:
Accounts payable	$4,191
Floorplan payable	74,843
Current maturities of long-term debt	294
Current operating lease liabilities	1,039
Deferred revenue	12,066
Accrued expenses and other	7,204
Long-term debt, less current maturities	2,077
Operating lease liabilities	13,457
Deferred income taxes	965
$116,136
Net assets acquired	$66,152
Pro Forma Information
The following summarized unaudited pro forma condensed statement of operations information for the three and nine months ended October 31, 2023 and 2022, assumes that the Heartland Companies and O'Connors acquisitions occurred as of February 1, 2022. The Company prepared the following summarized unaudited pro forma condensed statement of operations information for comparative purposes only. The summarized unaudited pro forma condensed statement of operations information may not be indicative of the results that would have occurred had the Company completed the acquisitions as of February 1, 2022 or that will be attained in the future.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
	(in thousands)
Total Revenues	$757,223	$724,416	$2,098,124	$1,959,048
Net Income	$34,027	$44,390	$99,302	$100,913

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
Overview
We own and operate a network of full service agricultural and construction equipment stores in the United States and Europe. Based upon information provided to us by CNH Industrial N.V. or its U.S. subsidiary CNH Industrial America, LLC, we are the largest retail dealer of CaseIH Agriculture equipment in the world, one of the largest retail dealers of Case Construction equipment in North America and one of the largest retail dealers of New Holland Agriculture and New Holland Construction equipment in the United States. We operate our business through three reportable segments: Agriculture, Construction and Europe, formerly International. Starting in the fourth quarter fiscal 2024, our fourth segment will be Australia, see Note 1 - Business Activity and Significant Accounting Policies for further details. Within each segment, we have four principal sources of revenue: new and used equipment sales, parts sales, service, and equipment rental and other activities.
Demand for agricultural equipment and, to a lesser extent, parts and service support, is impacted by agricultural commodity prices and net farm income. Based on August 2023 U.S. Department of Agriculture publications, the estimate of net farm income for calendar year 2023 indicated an approximate 22.8% decrease as compared to calendar year 2022, and an approximate 30.7% increase in net farm income for calendar year 2022 as compared to calendar year 2021.
For the third quarter of fiscal 2024, our net income was $30.2 million, or $1.32 per diluted share, compared to a fiscal 2023 third quarter net income of $41.3 million, or $1.82 per diluted share. Significant factors impacting the quarterly comparisons were:
•Revenue in the third quarter of fiscal 2024 increased by 3.8% compared to the third quarter of fiscal 2023. The revenue increase was led by additional revenue resulting from the acquisition of Pioneer Farm Equipment, in February 2023. Same-store sales remained stable, on top of the record performance from prior year which saw same-store growth of 34%.
•Gross profit margin decreased to 19.9% for third quarter of fiscal 2024, as compared to 20.9% for the third quarter of fiscal 2023. The decrease in gross profit margin is primarily the result of a partial normalization of equipment gross profit margin as supply of many product categories has caught up with demand. Another factor is the prior year equipment gross profit benefited from the recognition of a $2.0 million accrual on the expected achievement of annual manufacturer incentive programs, which is not included in the results for the third quarter of fiscal 2024.
•Floorplan interest expense increased by $3.5 million in the third quarter of fiscal 2024 as compared to the same period in fiscal 2023, due to an increase in interest bearing inventory and higher interest rates.
Supply Chain
While we continue to experience less than desired shipments of certain product categories, primarily high-horsepower tractors, self-propelled sprayers and wheel loaders, for most other product categories we have been able to receive enough inventory to meet demand and also have stock available for sale.
Russian-Ukrainian Conflict
In February 2022, Russian military forces invaded Ukraine, and although the length, impact, and outcome of the ongoing conflict in Ukraine is highly unpredictable, this conflict has led, and could continue to lead, to significant market and other disruptions, including instability in financial markets, supply chain interruptions, political and social instability, and increases in cyberattacks. We are actively monitoring the situation in Ukraine and assessing its impact on our business. For the nine months ended October 31, 2023, Titan Machinery Ukraine's revenues are down approximately 10.3% from the prior year period.
As of October 31, 2023, the Company had total assets of $32.3 million in Ukraine. The physical assets (e.g. inventory and fixed assets) are almost exclusively located in central and western areas of the country. Total assets in Ukraine, as of January 31, 2023, were $27.4 million.

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
Acquisitions
Fiscal 2024
On August 29, 2023, the Company entered into a definitive purchase agreement to acquire J.J. O’Connor & Sons Pty. Ltd. ("O’Connors"), which operates 15 CaseIH dealership locations and one parts center in the states of New South Wales, South Australia, and Victoria in Southeastern Australia. In its most recently completed fiscal year ended June 30, 2023, O’Connors generated revenue of approximately $258 million. The Company closed on the acquisition on October 2, 2023, see Note 18 - Subsequent Event for further details. The consideration paid is approximately $62 million, subject to final working capital and other purchase price closing adjustments. The acquisition will be accounted for in accordance with Accounting Standards Codification ("ASC") Topic 805, "Business Combinations". The Company funded the acquisition with cash on hand and using the proceeds of additional indebtedness incurred under the floorplan and working capital loans of the Bank Syndicate Agreement.
On June 1, 2023, the Company acquired certain assets of Midwest Truck. The acquired business consists of one location in Dawson, Minnesota. This location is included in the Company's Agriculture segment. The total consideration transferred for the acquired business was $4.0 million paid in cash, which includes the purchase of the real estate.
On May 1, 2023, the Company, through its German Subsidiary, Titan Machinery Deutschland GmbH, acquired certain assets of MAREP related to its full-service agriculture dealership businesses located in Mühlengeez and Radelübbe, Germany. Our acquisition of these assets from MAREP further expands our presence in the German market. The total consideration transferred for the acquired business was $4.4 million paid in cash, which includes the real estate of the Mühlengeez location. These locations are included in the Company's Europe segment.
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
Fiscal 2023
On August 1, 2022, the Company acquired all outstanding equity interests of three entities, Heartland Agriculture, LLC, Heartland Solutions, LLC, and Heartland Leveraged Lender, LLC, (collectively referred to as "Heartland Companies") for $94.4 million in cash consideration. The Heartland Companies consist of twelve CaseIH commercial application agriculture locations, in Idaho, Iowa, Kansas, Minnesota, Missouri, Montana, Nebraska, North Dakota, South Dakota, Washington, and Wisconsin. The Heartland Companies have been a successful CaseIH commercial application dealer group and our acquisition of these entities provides the Company the opportunity for synergies due to the overlap of our footprints, as it allow us to package deals that include both commercial application equipment as well as other agricultural and construction equipment to commercial customers within our core footprint. The Heartland Companies are included in the Agriculture segment. In the most recent completed fiscal year prior to the acquisition, the Heartland Companies generated revenue of approximately $214 million.
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
Comparative financial data for each of our four sources of revenue are expressed below.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
	(dollars in thousands)		(dollars in thousands)
Equipment
Revenue	$521,775	$508,996	$1,431,272	$1,240,579
Cost of revenue	454,598	436,156	1,237,660	1,070,378
Gross profit	$67,177	$72,840	$193,612	$170,201
Gross profit margin	12.9%	14.3%	13.5%	13.7%
Parts
Revenue	$114,962	$108,719	$320,077	$254,974
Cost of revenue	78,585	72,146	216,775	172,162
Gross profit	$36,377	$36,573	$103,302	$82,812
Gross profit margin	31.6%	33.6%	32.3%	32.5%
Service
Revenue	$44,767	$38,960	$122,178	$101,847
Cost of revenue	14,393	13,456	41,010	35,288
Gross profit	$30,374	$25,504	$81,168	$66,559
Gross profit margin	67.8%	65.5%	66.4%	65.4%
Rental and other
Revenue	$12,611	$12,098	$32,785	$28,923
Cost of revenue	8,198	7,435	20,549	17,522
Gross profit	$4,413	$4,663	$12,236	$11,401
Gross profit margin	35.0%	38.5%	37.3%	39.4%

The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Revenue
Equipment	75.2%	76.1%	75.1%	76.2%
Parts	16.6%	16.3%	16.8%	15.7%
Service	6.4%	5.8%	6.4%	6.3%
Rental and other	1.8%	1.8%	1.7%	1.8%
Total Revenue	100.0%	100.0%	100.0%	100.0%
Total Cost of Revenue	80.1%	79.1%	79.5%	79.6%
Gross Profit Margin	19.9%	20.9%	20.5%	20.4%
Operating Expenses	13.3%	12.7%	13.8%	13.4%
Income from Operations	6.7%	8.2%	6.7%	7.0%
Other Expense	(0.8)%	—%	(0.6)%	(0.1)%
Income Before Income Taxes	5.8%	8.2%	6.2%	6.9%
Provision for Income Taxes	1.5%	2.0%	1.5%	1.7%
Net Income	4.3%	6.2%	4.6%	5.2%
Three Months Ended October 31, 2023 Compared to Three Months Ended October 31, 2022
Consolidated Results
Revenue

	Three Months Ended October 31,		Increase/	Percent
	2023	2022	(Decrease)	Change
	(dollars in thousands)
Equipment	$521,775	$508,996	$12,779	2.5%
Parts	114,962	108,719	6,243	5.7%
Service	44,767	38,960	5,807	14.9%
Rental and other	12,611	12,098	513	4.2%
Total Revenue	$694,115	$668,773	$25,342	3.8%
Total revenue for the third quarter of fiscal 2024 was 3.8% or $25.3 million higher than the third quarter of fiscal 2023 driven primarily by our acquisition of Pioneer Farm Equipment completed in February 2023.

	Three Months Ended October 31,		Increase/	Percent
	2023	2022	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$67,177	$72,840	$(5,663)	(7.8)%
Parts	36,377	36,573	(196)	(0.5)%
Service	30,374	25,504	4,870	19.1%
Rental and other	4,413	4,663	(250)	(5.4)%
Total Gross Profit	$138,341	$139,580	$(1,239)	(0.9)%
Gross Profit Margin
Equipment	12.9%	14.3%	(1.4)%	(9.8)%
Parts	31.6%	33.6%	(2.0)%	(6.0)%
Service	67.8%	65.5%	2.3%	3.5%
Rental and other	35.0%	38.5%	(3.5)%	(9.1)%
Total Gross Profit Margin	19.9%	20.9%	(1.0)%	(4.8)%
Gross Profit Mix
Equipment	48.6%	52.2%	(3.6)%	(6.9)%
Parts	26.3%	26.2%	0.1%	0.4%
Service	22.0%	18.3%	3.7%	20.2%
Rental and other	3.1%	3.3%	(0.2)%	(6.1)%
Total Gross Profit Mix	100.0%	100.0%
Gross profit for the third quarter of fiscal 2024 decreased 0.9% or $1.2 million, as compared to the same period last year. Gross profit margin also declined to 19.9% in the current quarter from 20.9% in the prior year quarter. The decrease in gross profit margin is primarily the result of a partial normalization of equipment gross profit margin as supply of many product categories has caught up with demand. Another factor is the prior year equipment gross profit benefited from the recognition of a $2.0 million accrual on the expected achievement of annual manufacturer incentive programs, which is not included in the results for the third quarter of fiscal 2024.
Our Company-wide absorption rate — which is calculated by dividing our gross profit from sales of parts, service and rental fleet by our operating expenses, less commission expense on equipment sales, plus interest expense on floorplan payables and rental fleet debt — decreased to 87.4% for the third quarter of fiscal 2024 compared to 95.9% during the same period last year, led by increased floorplan interest expense in the third quarter of fiscal 2024 compared to the same period last year.
Operating Expenses

	Three Months Ended October 31,		Increase/	Percent
	2023	2022	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$92,115	$84,861	$7,254	8.5%
Operating Expenses as a Percentage of Revenue	13.3%	12.7%	0.6%	4.7%
Our operating expenses in the third quarter of fiscal 2024 increased 8.5% as compared to the third quarter of fiscal 2023. The increase in operating expenses was primarily the result of the additional operating expenses due to acquisitions that have taken place in the past year as well as an increase in variable expenses associated with increased sales. Operating expenses as a percentage of revenue increased to 13.3% in the third quarter of fiscal 2024 from 12.7% in the third quarter of fiscal 2023.

	Three Months Ended October 31,		Increase/	Percent
	2023	2022	(Decrease)	Change
	(dollars in thousands)
Interest and other income (expense)	$(235)	$1,804	$(2,039)	(113.0)%
Floorplan interest expense	(4,045)	(588)	3,457	587.9%
Other interest expense	(1,494)	(1,257)	237	18.9%
The change in interest and other income (expense) compared to fiscal 2023 was primarily the result of foreign currency fluctuations in the quarter, creating foreign currency losses in fiscal 2024. The increase in floorplan interest expense for the third quarter of fiscal 2024 as compared to the third quarter of fiscal 2023 was primarily due to a higher level of interest-bearing inventory and a higher interest rate in the third quarter of fiscal 2024.
Provision for Income Taxes

	Three Months Ended October 31,		Increase/	Percent
	2023	2022	(Decrease)	Change
	(dollars in thousands)
Provision for Income Taxes	$10,259	$13,421	$(3,162)	(23.6)%
Our effective tax rate was 25.4% and 24.5% for each of the three months ended October 31, 2023 and October 31, 2022, respectively. The effective tax rates for the three months ended October 31, 2023 and 2022 were subject to various factors such as the impact of certain discrete items, mainly the vesting of share-based compensation and the mix of domestic and foreign income.
Segment Results
Certain financial information for our Agriculture, Construction and Europe business segments is presented below. “Shared Resources” in the table below refers to the various unallocated income/(expense) items that we have retained at the general corporate level. Revenue between segments is immaterial.

	Three Months Ended October 31,		Increase/	Percent
	2023	2022	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$531,404	$493,324	$38,080	7.7%
Construction	77,508	86,403	(8,895)	(10.3)%
Europe	85,203	89,046	(3,843)	(4.3)%
Total	$694,115	$668,773	$25,342	3.8%

Income Before Income Taxes
Agriculture	$35,130	$42,044	$(6,914)	(16.4)%
Construction	4,057	6,065	(2,008)	(33.1)%
Europe	5,146	8,488	(3,342)	(39.4)%
Segment Income Before Income Taxes	44,333	56,597	(12,264)	(21.7)%
Shared Resources	(3,881)	(1,919)	1,962	102.2%
Total	$40,452	$54,678	$(14,226)	(26.0)%
Agriculture
Agriculture segment revenue for the third quarter of fiscal 2024 increased 7.7% compared to the third quarter of fiscal 2023. The higher revenue was driven primarily by the recent acquisition of Pioneer Farm Equipment, completed in February 2023, as well as an increase in same-store sales in our Agriculture segment of 3.5% on top of last year's record performance. Same-store sales was constrained by delayed OEM deliveries and capacity constraints or our service department as we prioritized supporting our customers through harvest which limited our ability to process and deliver pre-sold units to customers.
Agriculture segment income before income taxes for the third quarter of fiscal 2024 was $35.1 million compared to $42.0 million for the third quarter of fiscal 2023. The decrease in gross profit is primarily the result of a partial normalization of equipment gross profit margin as supply of many product categories has caught up with demand. Another factor is the prior year equipment gross profit benefited from the recognition of a $2.0 million accrual on the expected achievement of annual manufacturer incentive programs, which is not included in the results for the third quarter of fiscal 2024.
Construction
Construction segment revenue for the third quarter of fiscal 2024 decreased 10.3% compared to the third quarter of fiscal 2023. The year-over-year decrease in revenue was primarily driven by the timing of equipment deliveries which shifted some revenue into the fourth quarter of this year as compared to the third and fourth quarters of the prior year.
Our Construction segment income before taxes was $4.1 million for the third quarter of fiscal 2024 compared to $6.1 million in the third quarter of fiscal 2023. The decrease in segment results was primarily due to a decrease in revenue. The dollar utilization, which is calculated by dividing the rental revenue earned on our rental fleet by the average gross carrying value of our rental fleet (comprised of original equipment costs plus additional capitalized costs) for that period, of our rental fleet decreased slightly from 34.3% in the third quarter of fiscal 2023 to 33.2% in the third quarter of fiscal 2024.
Europe
Europe segment revenue was $85.2 million for the third quarter of fiscal 2024 compared to $89.0 million in the third quarter of fiscal 2023. The decrease in revenue was impacted by a softening demand which was negatively impacted by dry conditions in the region as well as being negatively impacted by a 4.2% decrease in total revenue from our Ukrainian subsidiary due to the Russia-Ukraine conflict, compared to the third quarter of fiscal 2023.
Our Europe segment income before income taxes was $5.1 million for the third quarter of fiscal 2024 compared to segment income before income taxes of $8.5 million for the same period last year. The decrease in segment pre-tax income was primarily the result of increased operating expenses.
Shared Resources/Eliminations
We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate most of these net expenses to our segments. Since these allocations are set early in the year, unallocated balances may occur. Shared Resources loss before income taxes was $3.9 million for the third quarter of fiscal 2024 compared to a loss before income taxes of $1.9 million for the same period last year. The lower shared resources results were primarily from increase in floorplan interest expense as well as $0.6 million of acquisition related expenses incurred for the O'Connors acquisition.

Nine Months Ended October 31, 2023 Compared to Nine Months Ended October 31, 2022
Consolidated Results
Revenue

	Nine Months Ended October 31,		Increase/	Percent
	2023	2022	(Decrease)	Change
	(dollars in thousands)
Equipment	$1,431,272	$1,240,579	$190,693	15.4%
Parts	320,077	254,974	65,103	25.5%
Service	122,178	101,847	20,331	20.0%
Rental and other	32,785	28,923	3,862	13.4%
Total Revenue	$1,906,312	$1,626,323	$279,989	17.2%
Total revenue for the first nine months of fiscal 2024 was up 17.2% or $280.0 million compared to the first nine months of fiscal 2023, driven primarily by our acquisitions of Mark's Machinery, the Heartland Companies, and Pioneer Farm Equipment completed in April 2022, August 2022, and February 2023, respectively as well as an increase in Company-wide same-store sales of 4.3%. The same-store sales increase was primarily driven by equipment sales, which benefited from improved availability of inventory in certain product categories and the sustained high demand of both agriculture and construction equipment.
Gross Profit

	Nine Months Ended October 31,		Increase/	Percent
	2023	2022	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$193,612	$170,201	$23,411	13.8%
Parts	103,302	82,812	20,490	24.7%
Service	81,168	66,559	14,609	21.9%
Rental and other	12,236	11,401	835	7.3%
Total Gross Profit	$390,318	$330,973	$59,345	17.9%
Gross Profit Margin
Equipment	13.5%	13.7%	(0.2)%	(1.5)%
Parts	32.3%	32.5%	(0.2)%	(0.6)%
Service	66.4%	65.4%	1.0%	1.5%
Rental and other	37.3%	39.4%	(2.1)%	(5.3)%
Total Gross Profit Margin	20.5%	20.4%	0.1%	0.5%
Gross Profit Mix
Equipment	49.6%	51.5%	(1.9)%	(3.7)%
Parts	26.5%	25.0%	1.5%	6.0%
Service	20.8%	20.1%	0.7%	3.5%
Rental and other	3.1%	3.4%	(0.3)%	(8.8)%
Total Gross Profit Mix	100.0%	100.0%
 Gross profit increased 17.9% or $59.3 million for the first nine months of fiscal 2024, as compared to the same period last year. Gross profit margin also improved to 20.5% in the first nine months of fiscal 2024 from 20.4% in the same period last year. The increase in gross profit margin was primarily due to gross profit mix shift, to higher margin parts sales relative to equipment sales.
Our Company-wide absorption rate for the first nine months of fiscal 2024 increased to 95.9%, as compared to 89.6% during the same period last year, as the increase in gross profit from parts, rental, and service more than offset the increase in operating expenses and interest expense on floorplan payables, during the nine-month period compared to that of the prior year nine-month period.

Operating Expenses

	Nine Months Ended October 31,		Increase/	Percent
	2023	2022	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$262,182	$217,841	$44,341	20.4%
Operating Expenses as a Percentage of Revenue	13.8%	13.4%	0.4%	3.0%
Our operating expenses for the first nine months of fiscal 2024 increased $44.3 million as compared to the first nine months of fiscal 2023. The increase in operating expenses was a result of an increase in variable expenses associated with increased sales as well as acquisitions that have occurred in the last twelve months. Operating expenses as a percentage of revenue increased slightly to 13.8% in the first nine months of fiscal 2024 from 13.4% in the first nine months of fiscal 2023.
Other Income (Expense)

	Nine Months Ended October 31,		Increase/	Percent
	2023	2022	(Decrease)	Change
	(dollars in thousands)
Interest and other income (expense)	$1,129	$3,169	$(2,040)	(64.4)%
Floorplan interest expense	(7,774)	(1,087)	6,687	615.2%
Other interest expense	(4,008)	(3,802)	206	5.4%
The change in interest and other income (expense) compared to fiscal 2023 was primarily the result of foreign currency fluctuations in the nine months period, creating foreign currency losses in fiscal 2024. Floorplan interest expense increased $6.7 million for the first nine months of fiscal 2024, as compared to the same period last year, primarily due to increased interest bearing borrowings, resulting from higher inventory levels, as well as a higher interest rate environment.
Provision for Income Taxes

	Nine Months Ended October 31,		Increase/	Percent
	2023	2022	Decrease	Change
	(dollars in thousands)
Provision for Income Taxes	$29,004	$27,656	$1,348	4.9%
Our effective tax rate was 24.7% for the first nine months of fiscal 2024 and 24.8% for the same period last year. The effective tax rate for the nine months ended October 31, 2023 and 2022 was subject to variation due to factors such as the impact of certain discrete items, mainly the vesting of share-based compensation and the mix of domestic and foreign income.

Segment Results
Certain financial information for our Agriculture, Construction and Europe business segments is presented below. “Shared Resources” in the table below refers to the various unallocated income/(expense) items that we have retained at the general corporate level. Revenue between segments is immaterial.

	Nine Months Ended October 31,		Increase/	Percent
	2023	2022	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$1,423,669	$1,160,829	$262,840	22.6%
Construction	232,368	223,389	8,979	4.0%
Europe	250,275	242,105	8,170	3.4%
Total	$1,906,312	$1,626,323	$279,989	17.2%

Income Before Income Taxes
Agriculture	$92,311	$83,387	$8,924	10.7%
Construction	13,746	13,197	549	4.2%
Europe	17,097	18,683	(1,586)	(8.5)%
Segment Income Before Income Taxes	123,154	115,267	7,887	6.8%
Shared Resources	(5,671)	(3,855)	1,816	47.1%
Total	$117,483	$111,412	$6,071	5.4%
Agriculture
Agriculture segment revenue for the first nine months of fiscal 2024 increased 22.6% compared to the same period last year. The higher revenue was driven primarily by the acquisitions of Mark's Machinery, the Heartland Companies, and Pioneer Farm Equipment in April 2022, August 2022, and February 2023, respectively, as well as an increase in same-store sales of 4.7% for the first nine months of fiscal 2024, as compared to the same period last year. The same-store sales increase was primarily driven by equipment sales, which benefited from improved availability of inventory in certain product categories and the sustained high demand for new and used equipment.
Agriculture segment income before income taxes was $92.3 million for the first nine months of fiscal 2024 compared to $83.4 million over the first nine months of fiscal 2023. The improvement in segment results was primarily the result of higher equipment revenue.
Construction
Construction segment revenue for the first nine months of fiscal 2024 increased 4.0% compared to the same period last year. When accounting for the divestitures of the North Dakota consumer products store in March 2022, same-store sales increased 4.8%. Construction activity in our footprint sustained at healthy levels, which was the primary factor in the same-store sales growth.
Our Construction segment income before income taxes was $13.7 million for the first nine months of fiscal 2024 compared to $13.2 million for the first nine months of fiscal 2023. The increase in segment results was primarily due to an increase in same-store sales, as described above. The dollar utilization of our rental fleet decreased from 30.7% in the first nine months of fiscal 2023 to 30.1% in the first nine months of fiscal 2024.
Europe
Europe segment revenue for the first nine months of fiscal 2024 increased 3.4% compared to the same period last year. The increase in segment revenues benefited from improved availability of inventory in certain product categories and the sustained high demand of equipment in the first nine months of fiscal 2024, which more than offset a 10.3% decrease in revenues from our Ukrainian subsidiary due to the Russia-Ukraine conflict compared to the first nine months of fiscal 2023.
Our Europe segment income before income taxes was $17.1 million for the first nine months of fiscal 2024 compared to $18.7 million for the same period last year. The decrease in segment pre-tax income was primarily the result of increased operating expenses.

Shared Resources/Eliminations
We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate most of these net expenses to our segments. Since these allocations are set early in the year, and a portion is planned to be unallocated, unallocated balances may occur. Shared Resources loss before income taxes was $5.7 million for the first nine months of fiscal 2024, which included $1.1 million of acquisition related expenses incurred for the O'Connors acquisition, compared to a loss before income taxes of $3.9 million for the same period last year.

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
Equipment Inventory and Floorplan and Working Capital Payable Credit Facilities
As of October 31, 2023, the Company had floorplan payable lines of credit for equipment purchases totaling $923.0 million, which is primarily comprised of a $500.0 million credit facility with CNH Industrial, a $250.0 million floorplan payable line and a $75.0 million working capital line of credit under the Bank Syndicate Agreement, and a $50.0 million credit facility with DLL Finance.
Our equipment inventory turnover decreased from 3.6 times for the rolling 12 month period ended October 31, 2022 to 2.4 times for the rolling 12 month period ended October 31, 2023. The decrease in equipment turnover was attributable to an increase in equipment inventory over the rolling 12 month period ended October 31, 2023 as compared to the same period ended October 31, 2022. Our equity in equipment inventory, which reflects the portion of our equipment inventory balance that is not financed by floorplan payables, decreased to 20.9% as of October 31, 2023 from 51.7% as of January 31, 2023. The decrease in our equity in equipment inventory is primarily due to the stocking of new equipment inventories as availability has improved, as well as drawing on our floorplan loan with the Bank Syndicate in conjunction with the O'Connor acquisition.
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
As of October 31, 2023, we were in compliance with the financial covenants under our CNH Industrial and DLL Finance credit agreements and we were not subject to the fixed charge coverage ratio covenant under the Bank Syndicate Agreement as our adjusted excess availability plus eligible cash collateral (as defined therein) was not less than 15% of the lesser of (i) aggregate borrowing base and (ii) maximum credit amount as of October 31, 2023. While not expected to occur, if anticipated operating results were to create the likelihood of a future covenant violation, we would expect to work with our lenders on an appropriate modification or amendment to our financing arrangements.
Cash Flow
Cash Flow Used for Operating Activities
Net cash used for operating activities was $82.1 million for the first nine months of fiscal 2024, compared to net cash used for operating activities of $7.1 million for the first nine months of fiscal 2023. The change in net cash used for operating activities is primarily the result of an increase in inventories and a decrease in deferred revenue, which were partially offset by an increase in non-interest bearing floorplan lines of credit from manufacturers and higher net income for the first nine months of fiscal 2024.
Cash Flow Used for Investing Activities
Net cash used for investing activities was $64.1 million for the first nine months of fiscal 2024, compared to $124.0 million for the first nine months of fiscal 2023. The decrease in cash used for investing activities was primarily the result of the acquisition of Mark's Machinery and the Heartland Companies in the first nine months of fiscal 2023 which was partially offset by the acquisitions of Pioneer Farm Equipment, MAREP, and Midwest Truck in the first nine months of fiscal 2024.
Cash Flow Provided by Financing Activities
Net cash provided by financing activities was $170.3 million for the first nine months of fiscal 2024 compared to $34.3 million for the first nine months of fiscal 2023. The increase in cash provided by financing activities was primarily the result of increased non-manufacturer floorplan payables in the first nine months of fiscal 2024, as the Company drew on its Bank Syndicate Agreement floorplan loan in fiscal 2024, to finance higher inventory levels.

Information Concerning Off-Balance Sheet Arrangements
As of October 31, 2023, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Therefore, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
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
Forward-looking statements are statements based on future expectations and specifically may include, among other things, the impact of farm income levels on customer demand for agricultural equipment and services, the effectiveness and expected benefits of our new ERP system and the timing of the phased roll-out of the ERP system to the Company's domestic locations, the general market conditions of the agricultural and construction industries, equipment inventory levels, and our primary liquidity sources, and the adequacy of our capital resources and sources of liquidity. Any statements that are not based upon historical facts, including the outcome of events that have not yet occurred and our expectations for future performance, are forward-looking statements. The words “potential,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” “plan,” “anticipate,” and similar words and expressions are intended to identify forward-looking statements. These statements are based upon the current beliefs and expectations of our management. These forward-looking statements involve important risks and uncertainties that could significantly affect anticipated results or outcomes in the future and, accordingly, actual results or outcomes may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, the impact of the Russia -Ukraine conflict on our Ukrainian subsidiary, our ability to successfully integrate and realize growth opportunities and synergies in connection with the O'Connors acquisition, the risk that we have assumed unforeseen or other liabilities in connection with the O'Connors acquisition and the impact of those conditions and obligations imposed on us under the CaseIH dealer agreements entered into in connection with the Heartland Companies acquisition for the commercial application equipment business, our substantial dependence on CNH Industrial, including CNH Industrial's ability to design, manufacture and allocate inventory to our stores in quantities necessary to satisfy our customer's demands, disruptions of supply chains and associated impacts on the Company's supply vendors and their ability to provide the Company with sufficient and timely inventory to meet customer demand, adverse market conditions in the agricultural and construction equipment industries, and those matters identified and discussed under the section titled “Risk Factors” in our Annual Report on Form 10-K. In addition to those matters, there may exist additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that may materially adversely affect our business, financial condition or results of operations and may cause results to differ materially from those contained in any forward-looking statement. Other than as required by law, we disclaim any obligation to update such risks and uncertainties or to publicly announce results of revisions to any of the forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect future events or developments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates.
Interest Rate Risk
Exposure to changes in interest rates results from borrowing activities used to fund operations. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. We have both fixed and floating rate financing. Some of our floating rate credit facilities contain minimum rates of interest to be charged. Based upon our interest-bearing balances and interest rates as of October 31, 2023, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $3.1 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $3.1 million. At October 31, 2023, we had floorplan payables of $705.6 million, of which approximately $305.9 million was variable-rate floorplan payable and $399.7 million was non-interest bearing. In addition, at October 31, 2023, we had total long-term debt, including finance lease obligations, of $112.5 million, primarily all of which was fixed rate debt.
Foreign Currency Exchange Rate Risk
Our foreign currency exposures arise as the result of our foreign operations. We are exposed to transactional foreign currency exchange rate risk through our foreign entities’ holding assets and liabilities denominated in currencies other than their functional currency. In addition, the Company is exposed to foreign currency transaction risk as a result of certain intercompany financing transactions. The Company attempts to manage its transactional foreign currency exchange rate risk through the use of derivative financial instruments, primarily foreign exchange forward contracts, or through natural hedging instruments. Based upon balances and exchange rates as of October 31, 2023, holding other variables constant, we believe that a hypothetical 10% increase or decrease in all applicable foreign exchange rates would not have a material impact on our results of operations or cash flows. As of October 31, 2023, our Ukrainian subsidiary had $0.1 million of net monetary assets denominated in Ukrainian hryvnia ("UAH"). We have attempted to minimize our net monetary asset position in Ukraine through reducing overall asset levels in Ukraine and at times through borrowing in UAH which serves as a natural hedging instrument offsetting our net UAH denominated assets. Many of the currency and payment controls the National Bank of Ukraine imposed in February 2022, have been relaxed, making it more practicable to manage our UAH exposure. However, the continuation of the Russia/Ukraine conflict could lead to more significant UAH devaluations, similar to the 24% devaluation that occurred in July 2022, or more stringent payment controls in the future. The inability to fully manage our net monetary asset position and continued UAH devaluations for an extended period of time, could have a significant adverse impact on our results of operations and cash flows.
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
ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
None.
ITEM 3.                DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.                MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.                OTHER INFORMATION
(a) On December 6, 2023, the Company entered into a letter agreement with CNH Industrial Capital America LLC (the “Letter Agreement”) to increase the credit limits under the terms of the Company’s Amended and Restated Wholesale Floor Plan Credit Facility and Security Agreement dated November 13, 2007, between CNH Industrial Capital America LLC and the Company, as amended, and the Inventory Finance Agreement dated December 17, 2018, between CNH Industrial Capital Australia PTY Limited and J.J. O’Connor & Sons Pty Ltd. The Letter Agreement increases (i) the Company’s total U.S. wholesale floor plan credit limit to USD $590.0 million; and (ii) the Company’s total Australian floor plan credit limit to USD $140.0 million. The foregoing description of the Letter Agreement is qualified in its entirety by reference to the complete text of the Letter Agreement, a copy of which is filed as Exhibit 10.4 hereto and is incorporated herein by reference
(c) During the fiscal quarter ended October 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6.                EXHIBITS
Exhibits - See “Exhibit Index” on page immediately prior to signatures.

EXHIBIT INDEX
TITAN MACHINERY INC.
FORM 10-Q

No.	Description

10.1	Amendment dated October 17, 2023, to the Amended and Restated Employment Agreement, between David Meyer and the Company.

10.2	Executive Employment Agreement, dated October 17, 2023, by and between Bryan J. Knutson and the Company.

10.3	Inventory Finance Agreement, dated December 17, 2018, between CNH Industrial Capital Australia Pty Limited and J.J. O'Connor & Sons Pty Ltd.

10.4	Letter Agreement regarding Wholesale Floor Plan Credit Facilities, dated December 6, 2023, between CNH Industrial Capital America LLC and the Company.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended October 31, 2023, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	December 7, 2023
TITAN MACHINERY INC.

		By	/s/ Robert Larsen
Robert Larsen
Chief Financial Officer
(Principal Financial Officer)