Form 10-Q
period 2024-04-30
Titan Machinery Inc.
filed 2024-06-07
CIK 1409171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2024
OR

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

As of May 27, 2024, 22,817,789 shares of Common Stock, $0.00001 par value, of the registrant were outstanding.

TITAN MACHINERY INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)

	April 30, 2024	January 31, 2024

Assets
Current Assets
Cash	$35,684	$38,066
Receivables, net of allowance for expected credit losses	134,142	153,657
Inventories, net	1,429,762	1,303,030
Prepaid expenses and other	15,301	24,262
Total current assets	1,614,889	1,519,015
Noncurrent Assets
Property and equipment, net of accumulated depreciation	304,472	298,774
Operating lease assets	51,858	54,699
Deferred income taxes	517	529
Goodwill	62,979	64,105
Intangible assets, net of accumulated amortization	51,301	53,356
Other	1,651	1,783
Total noncurrent assets	472,778	473,246
Total Assets	$2,087,667	$1,992,261

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$47,629	$43,846
Floorplan payable	1,024,999	893,846
Current maturities of long-term debt	13,890	13,706
Current operating lease liabilities	10,918	10,751
Deferred revenue	84,900	115,852
Accrued expenses and other	65,402	74,400
Total current liabilities	1,247,738	1,152,401
Long-Term Liabilities
Long-term debt, less current maturities	105,440	106,407
Operating lease liabilities	47,693	50,964
Deferred income taxes	21,740	22,607
Other long-term liabilities	2,455	2,240
Total long-term liabilities	177,328	182,218
Commitments and Contingencies
Stockholders' Equity
Common stock, par value $.00001 per share, 45,000,000 shares authorized; 22,818,170 shares issued and outstanding at April 30, 2024; 22,848,138 shares issued and outstanding at January 31, 2024	—	—
Additional paid-in-capital	258,700	258,657
Retained earnings	406,666	397,225
Accumulated other comprehensive income (loss)	(2,765)	1,760
Total stockholders' equity	662,601	657,642
Total Liabilities and Stockholders' Equity	$2,087,667	$1,992,261
 See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended April 30,
	2024	2023
Revenue
Equipment	$468,089	$429,376
Parts	108,226	96,606
Service	45,079	34,933
Rental and other	7,309	8,716
Total Revenue	628,703	569,631
Cost of Revenue
Equipment	412,239	368,262
Parts	73,151	65,103
Service	16,776	12,409
Rental and other	4,782	5,277
Total Cost of Revenue	506,948	451,051
Gross Profit	121,755	118,580
Operating Expenses	99,158	81,315
Income from Operations	22,597	37,265
Other (Expense) Income
Interest and other (expense) income	(288)	720
Floorplan interest expense	(7,064)	(1,272)
Other interest expense	(2,459)	(1,274)
Income Before Income Taxes	12,786	35,439
Provision for Income Taxes	3,345	8,474
Net Income	$9,441	$26,965

Earnings per Share:
Basic	$0.41	$1.19
Diluted	$0.41	$1.19

Weighted Average Common Shares:
Basic	22,542	22,441
Diluted	22,546	22,448
 See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended April 30,
	2024	2023
Net Income	$9,441	$26,965
Other Comprehensive (Loss) Income
Foreign currency translation adjustments	(4,525)	1,096
Comprehensive Income	$4,916	$28,061
 See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares Outstanding	Amount
Balance at January 31, 2024	22,848	$—	$258,657	$397,225	$1,760	$657,642
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	(30)	—	(794)	—	—	(794)
Stock-based compensation expense	—	—	837	—	—	837
Net income	—	—	—	9,441	—	9,441
Other comprehensive loss	—	—	—	—	(4,525)	(4,525)
Balance at April 30, 2024	22,818	$—	$258,700	$406,666	$(2,765)	$662,601

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares Outstanding	Amount
Balance at January 31, 2023	22,698	$—	$256,541	$284,784	$(5,019)	$536,306
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	(29)	—	(993)	—	—	(993)
Stock-based compensation expense	—	—	659	—	—	659
Net income	—	—	—	26,965	—	26,965
Other comprehensive income	—	—	—	—	1,096	1,096
Balance at April 30, 2023	22,669	$—	$256,207	$311,749	$(3,923)	$564,033
See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended April 30,
	2024	2023
Operating Activities
Net income	$9,441	$26,965
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,715	6,948
Deferred income taxes	(379)	(904)
Stock-based compensation expense	837	659
Noncash interest expense	88	64
Other, net	3,767	1,663
Changes in assets and liabilities, net of effects of acquisitions
Receivables	20,115	(32,307)
Prepaid expenses and other assets	6,815	1,274
Inventories	(137,760)	(140,107)
Manufacturer floorplan payable	92,084	86,259
Deferred revenue	(30,670)	(23,987)
Accounts payable, accrued expenses and other and other long-term liabilities	(5,407)	(4,231)
Net Cash Used for Operating Activities	(32,354)	(77,704)
Investing Activities
Rental fleet purchases	(2,968)	(1,329)
Property and equipment purchases (excluding rental fleet)	(10,757)	(9,599)
Proceeds from sale of property and equipment	950	2,850
Acquisition consideration, net of cash acquired	(260)	(17,463)
Other, net	131	(759)
Net Cash Used for Investing Activities	(12,904)	(26,300)
Financing Activities
Net change in non-manufacturer floorplan payable	46,442	97,266
Proceeds from long-term debt borrowings	—	5,131
Principal payments on long-term debt and finance leases	(2,567)	(3,207)
Other, net	(794)	(994)
Net Cash Provided by Financing Activities	43,081	98,196
Effect of Exchange Rate Changes on Cash	(205)	252
Net Change in Cash	(2,382)	(5,556)
Cash at Beginning of Period	38,066	43,913
Cash at End of Period	$35,684	$38,357
Supplemental Disclosures of Cash Flow Information
Cash paid during the period
Income taxes, net of refunds	$1,043	$84
Interest	$9,458	$2,090
Supplemental Disclosures of Noncash Investing and Financing Activities
Net property and equipment financed with long-term debt, finance leases, accounts payable and accrued liabilities	$508	$1,473
Net transfer of assets to property and equipment from inventories	$(746)	$(935)
See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 - BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The quarterly operating results for Titan Machinery Inc. (the “Company”) are subject to fluctuation due to varying weather patterns, which may impact the timing and amount of equipment purchases, rentals, and after-sales parts and service purchases by the Company’s agriculture, construction and international customers. Therefore, operating results for the three-months ended April 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2025. The information contained in the consolidated balance sheet as of January 31, 2024 was derived from the audited consolidated financial statements of the Company for the fiscal year then ended. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2024 as filed with the SEC.
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
NOTE 2 - EARNINGS PER SHARE
The following table sets forth the calculation of basic and diluted earnings per share (EPS):

	Three Months Ended April 30,
	2024	2023
	(in thousands, except per share data)
Numerator:
Net income	$9,441	$26,965
Allocation to participating securities	(123)	(295)
Net income attributable to Titan Machinery Inc. common stockholders	$9,318	$26,670
Denominator:
Basic weighted-average common shares outstanding	22,542	22,441
Plus: incremental shares from vesting of restricted stock units	4	7
Diluted weighted-average common shares outstanding	22,546	22,448

Earnings Per Share:
Basic	$0.41	$1.19
Diluted	$0.41	$1.19
NOTE 3 - REVENUE
Revenue is recognized when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration we expect to collect in exchange for those goods or services. Sales, value added and other taxes collected from our customers concurrent with our revenue activities are excluded from revenue.
The following tables present our revenue disaggregated by revenue source and segment:

	Three Months Ended April 30, 2024
	Agriculture	Construction	Europe	Australia (1)	Total
	(in thousands)
Equipment	$338,713	$47,095	$47,499	$34,782	$468,089
Parts	74,965	11,830	14,524	6,907	108,226
Service	32,943	6,800	2,757	2,579	45,079
Other	875	316	153	151	1,495
Revenue from contracts with customers	447,496	66,041	64,933	44,419	622,889
Rental	191	5,451	172	—	5,814
Total revenue	$447,687	$71,492	$65,105	$44,419	$628,703
(1) Australia segment was acquired through the J.J. O’Connor & Sons Pty. Ltd. ("O’Connors") acquisition that closed in October 2023.

	Three Months Ended April 30, 2023
	Agriculture	Construction	Europe	Total
	(in thousands)
Equipment	$325,660	$45,458	$58,258	$429,376
Parts	69,547	13,664	13,395	96,606
Service	26,266	6,336	2,331	34,933
Other	1,167	360	359	1,886
Revenue from contracts with customers	422,640	65,818	74,343	562,801
Rental	555	6,178	97	6,830
Total revenue	$423,195	$71,996	$74,440	$569,631
Unbilled Receivables and Deferred Revenue
Unbilled receivables from contracts with customers amounted to $30.1 million and $22.3 million as of April 30, 2024 and January 31, 2024, respectively. This increase in unbilled receivables is primarily the result of a seasonal increase in the volume of our service transactions in which we recognize revenue as our work is performed and prior to customer invoicing.
Deferred revenue from contracts with customers amounted to $83.8 million and $114.6 million as of April 30, 2024 and January 31, 2024, respectively. Our deferred revenue most often increases in the fourth quarter of each fiscal year due to a higher level of customer down payments or prepayments and longer time periods between customer payment and delivery of the equipment asset, and the related recognition of equipment revenue, prior to its seasonal use. During the three months ended April 30, 2024 and 2023, the Company recognized $76.7 million and $66.4 million, respectively, of revenue that was included in the deferred revenue balance as of January 31, 2024 and January 31, 2023, respectively. No material amount of revenue was recognized during the three months ended April 30, 2024 or 2023 from performance obligations satisfied in previous periods.
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

	April 30, 2024	January 31, 2024
	(in thousands)
Trade and unbilled receivables from contracts with customers
Trade receivables due from customers	$66,757	$83,187
Unbilled receivables	30,134	22,324
Less allowance for expected credit losses	3,253	3,038
	93,638	102,473

Short-term receivables due from finance companies	24,765	28,486

Trade and unbilled receivables from rental contracts
Trade receivables	3,239	3,101
Unbilled receivables	899	666
Less allowance for expected credit losses	584	465
	3,554	3,302
Other receivables
Due from manufacturers	11,583	18,775
Other	602	621
	12,185	19,396
Receivables, net of allowance for expected credit losses	$134,142	$153,657
Following is a summary of allowance for credit losses on trade and unbilled accounts receivable by segment:

	Agriculture	Construction	Europe	Australia (1)	Total
	(in thousands)
Balance at January 31, 2024	$164	$177	$2,638	59	$3,038
Current expected credit loss provision	51	64	121	37	273
Write-offs charged against allowance	17	22	5	—	44
Credit loss recoveries collected	—	2	—	—	2
Foreign exchange impact	—	—	(10)	(6)	(16)
Balance at April 30, 2024	$198	$221	$2,744	$90	$3,253
(1) Australia segment was acquired through the O'Connors acquisition that closed in October 2023.

	Agriculture	Construction	Europe	Total
	(in thousands)
Balance at January 31, 2023	$367	$124	$2,589	$3,080
Current expected credit loss provision	30	62	191	283
Write-offs charged against allowance	44	42	15	101
Credit loss recoveries collected	12	1	2	15
Foreign exchange impact	—	—	11	11
Balance at April 30, 2023	$365	$145	$2,778	$3,288

The following table presents impairment losses on receivables arising from sales contracts with customers and receivables arising from rental contracts reflected in Operating Expenses in the Condensed Consolidated Statements of Operations:

	Three Months Ended April 30,
	2024	2023
	(in thousands)
Impairment losses on:
Receivables from sales contracts	$274	$282
Receivables from rental contracts	115	52
	$389	$334
NOTE 5 - INVENTORIES

	April 30, 2024	January 31, 2024
	(in thousands)
New equipment	$850,930	$745,445
Used equipment	374,097	347,041
Parts and attachments	195,505	203,124
Work in process	9,230	7,420
	$1,429,762	$1,303,030
NOTE 6 - PROPERTY AND EQUIPMENT

	April 30, 2024	January 31, 2024
	(in thousands)
Rental fleet equipment	$81,091	$79,308
Machinery and equipment	32,092	31,760
Vehicles	105,698	103,765
Furniture and fixtures	58,141	57,935
Land, buildings, and leasehold improvements	211,043	204,992
	488,065	477,760
Less accumulated depreciation	183,593	178,986
	$304,472	$298,774
The Company includes depreciation expense related to its rental fleet and its trucking fleet, for hauling equipment, in Cost of Revenue, which was $1.9 million and $1.8 million for the three months ended April 30, 2024 and 2023, respectively. All other depreciation expense is included in Operating Expenses, which was $6.0 million and $4.8 million for the three months ended April 30, 2024 and 2023, respectively.
The Company reviews its long-lived assets for potential impairment whenever events or circumstances indicate that the carrying value of the long-lived asset (or asset group) may not be recoverable. Due to the results of the analyses, the Company concluded no impairments were necessary, thus no impairment was recognized for the three months ended April 30, 2024 or 2023.

NOTE 7 - INTANGIBLE ASSETS AND GOODWILL
Finite-Lived Intangible Assets
The Company's finite-lived intangible assets consist of customer relationships and covenants not to compete. The following is a summary of intangible assets with finite lives as of April 30, 2024 and January 31, 2024:

	April 30, 2024			January 31, 2024
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)			(in thousands)
Customer relationships	$11,676	$(1,110)	$10,566	$12,209	$(704)	$11,505
Covenants not to compete	1,233	(517)	716	1,236	(453)	783
	$12,909	$(1,627)	$11,282	$13,445	$(1,157)	$12,288
Total expense related to the amortization of intangible assets, which is recorded in operating expenses in the condensed consolidated statements of operations, was $0.5 million and $0.1 million for the three months ended April 30, 2024 and 2023, respectively.
Future amortization expense, as of April 30, 2024, is expected to be as follows:
Fiscal Year Ending January 31,

Amount
(in thousands)
2025 (remainder)	$1,449
2026	1,896
2027	1,846
2028	1,707
2029	1,611
Thereafter	2,773
$11,282
Indefinite-Lived Intangible Assets
The Company's indefinite-lived intangible assets consist of distribution rights assets. The following is a summary of the changes in indefinite-lived intangible assets, by segment, for the three months ended April 30, 2024:

	Agriculture	Construction	Australia	Total
	(in thousands)
January 31, 2024	$18,154	$72	$22,842	$41,068
Foreign currency translation	—	—	(1,049)	(1,049)
April 30, 2024	$18,154	$72	$21,793	$40,019
Goodwill
The following presents changes in the carrying amount of goodwill, by segment, for the three months ended April 30, 2024:

	Agriculture	Europe	Australia	Total
	(in thousands)
January 31, 2024	$37,820	$474	$25,811	$64,105
Arising from business combinations	—	70	—	70
Foreign currency translation	—	(11)	(1,185)	(1,196)
April 30, 2024	$37,820	$533	$24,626	$62,979

NOTE 8 - FLOORPLAN PAYABLE/LINES OF CREDIT
As of April 30, 2024, the Company had floorplan and working capital lines of credit totaling $1.4 billion, which is primarily comprised of three floorplan lines of credit: (i) a $875.0 million credit facility with CNH Industrial, (ii) a $275.0 million floorplan line of credit and a $75.0 million working capital line of credit under the Third Amended and Restated Credit Agreement (the "Bank Syndicate Agreement"), and (iii) a $80.0 million credit facility with DLL Finance LLC.
The Company's outstanding balances of floorplan lines of credit as of April 30, 2024 and January 31, 2024, consisted of the following:

	April 30, 2024	January 31, 2024
	(in thousands)
CNH Industrial	$672,905	$567,677
Bank Syndicate Agreement Floorplan Loan	194,550	162,845
DLL Finance	46,394	38,528
Other outstanding balances with manufacturers and non-manufacturers	111,150	124,796
	$1,024,999	$893,846
As of April 30, 2024, the interest-bearing U.S. floorplan payables carried a variable interest rate with a range of 7.19% to 10.68% compared to a range of 7.22% to 10.70% as of January 31, 2024. As of April 30, 2024, foreign floorplan payables carried a variable interest rate with a range of 5.26% to 8.25%, compared to a range of 5.24% to 8.27% as of January 31, 2024, on multiple lines of credit. The Company had non-interest-bearing floorplan payables of $546.8 million and $507.7 million, as of April 30, 2024 and January 31, 2024, respectively.
On May 17, 2024, the Company entered into a Fourth Amended and Restated Credit Agreement (the "Bank Syndicate Agreement") with a group of banks, which replaced the previous Third Amended and Restated Credit Agreement (the "Existing Credit Facility") the Company had entered into in April 2020. The Credit Agreement provides for a secured credit facility in an amount of up to $500.0 million, consisting of $395.0 million floorplan facility and $105.0 million revolving operating line which can be used by both the U.S. Borrowers and the Australian Borrower. The maximum aggregate facility for the Australian Borrower cannot exceed $100.0 million and the U.S. Borrowers aggregate facility cannot exceed $485.0 million. The outstanding indebtedness under the Credit Agreement matures on May 17, 2029. The amounts available under the Bank Syndicate Agreement are subject to borrowing base calculations and reduced by outstanding standby letters of credit and certain reserves. The Bank Syndicate Agreement includes a variable interest rate on outstanding balances, charges a 0.25% non-usage fee on the average monthly unused amount, and requires monthly payments of accrued interest.
For the U.S. borrowings under the Credit Agreement, the Company elects at the time of any advance to choose a Base Rate Loan or a SOFR Rate Loan. The SOFR Rate is based upon one month, three month or six-month SOFR plus an adjustment (0.11448% for one-month term; 0.26161% for three-month term; and 0.42826% for six-month term), as chosen by the Company, but in no event shall the SOFR Rate be less than zero. The Base Rate is the greater of (a) the prime rate of interest announced, from time to time, by Bank of America; (b) the Federal Funds Rate plus 0.5%, and (c) one-month SOFR plus 1.0%, but in no event shall the Base Rate be less than zero. The effective interest rate on the Company’s borrowings is then calculated by adding an applicable margin to the SOFR Rate or Base Rate. The applicable margin is determined based on excess availability as determined under the Credit Agreement and ranges from 0.75% to 1.25% for Base Rate Loans and 1.75% to 2.25% for SOFR Rate Loans. The applicable margins for the U.S. loans under the Bank Syndicate Agreement are 0.25% higher than the margins under the Existing Credit Facility.
For the Australian borrowings under the Credit Agreement, the Company elects at the time of the advance to choose an Australian Base Rate Loan or an Australian Bill Rate Loan. The Australian Bill Rate is based on the Bank Bill Swap Reference Bid Rate with an equivalent term of the loan, but in no event shall the Australian Bill Rate be less than zero. The Australian Base Rate is the sum of 1% plus the interbank overnight cash rate calculated by the Reserve Bank of Australia (but in no event shall the Australian cash rate be less than zero). The effective interest rate on the Australian’s borrowings is then calculated by adding an applicable margin to the Australian Bill Rate or the Australian Base Rate. The applicable margin is determined based on excess availability as determined under the Credit Agreement and ranges from 1.75% to 2.25%.

NOTE 9 - LONG TERM DEBT
The following is a summary of the Company's long-term debt as of April 30, 2024 and January 31, 2024:

Description	Maturity Dates	Interest Rates	April 30, 2024	January 31, 2024
			(in thousands)
Mortgage loans, secured	Various through May 2039	2.1% to 7.3%	$87,871	$88,669
Sale-leaseback financing obligations	Various through December 2030	3.4% to 10.3%	9,729	10,043
Vehicle loans, secured	Various through September 2029	2.1% to 7.3%	15,211	14,433
Other	Various through July 2039	1.2% to 7.0%	6,519	6,968
Total debt			119,330	120,113
Less: current maturities			13,890	13,706
Long-term debt, net			$105,440	$106,407
NOTE 10 - DERIVATIVE INSTRUMENTS
The Company holds derivative instruments for the purpose of minimizing exposure to fluctuations in foreign currency exchange rates to which the Company is exposed in the normal course of its operations.
From time to time, the Company uses foreign currency forward contracts to hedge the effects of fluctuations in exchange rates on outstanding intercompany loans. The Company does not formally designate and document such derivative instruments as hedging instruments; however, the instruments are an effective economic hedge of the underlying foreign currency exposure. Both the gain or loss on the derivative instrument and the offsetting gain or loss on the underlying intercompany loan are recognized in earnings immediately, thereby eliminating or reducing the impact of foreign currency exchange rate fluctuations on net income. The Company's foreign currency forward contracts generally have three-month maturities, maturing on the last day of each fiscal quarter. The notional value of outstanding foreign currency contracts was $26.6 million and $25.3 million as of April 30, 2024 and January 31, 2024, respectively.
As of April 30, 2024 and January 31, 2024, the fair value of the Company's outstanding derivative instruments was not material. Derivative instruments recognized as assets are recorded in prepaid expenses and other in the condensed consolidated balance sheets, and derivative instruments recognized as liabilities are recorded in accrued expenses and other in the condensed consolidated balance sheets.
The following table sets forth the gains and losses recognized in income from the Company’s derivative instruments for the three months ended April 30, 2024 and 2023. Gains and losses are recognized in Interest and other income (expense) in the condensed consolidated statements of operations:

	Three Months Ended April 30,
	2024	2023
	(in thousands)
Foreign currency contract gain (loss)	$153	$(60)

NOTE 11 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following is a summary of the changes in accumulated other comprehensive income (loss), by component, for the three month periods ended April 30, 2024 and 2023:

	Foreign Currency Translation Adjustment	Net Investment Hedging Gain	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, January 31, 2024	$(951)	$2,711	$1,760
Other comprehensive income (loss)	(4,525)	—	(4,525)
Balance, April 30, 2024	(5,476)	2,711	(2,765)

	Foreign Currency Translation Adjustment	Net Investment Hedging Gain	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, January 31, 2023	$(7,730)	$2,711	$(5,019)
Other comprehensive income (loss)	1,096	—	1,096
Balance, April 30, 2023	(6,634)	2,711	(3,923)
NOTE 12 - LEASES
As Lessor
Revenue generated from leasing activities is disclosed, by segment, in Note 3 - Revenue. The following is the balance of our dedicated rental fleet assets, included in Property and equipment, net of accumulated depreciation in the condensed consolidated balance sheets, of our Construction segment as of April 30, 2024 and January 31, 2024:

	April 30, 2024	January 31, 2024
	(in thousands)
Rental fleet equipment	$81,091	$79,308
Less accumulated depreciation	26,990	27,282
	$54,101	$52,026
NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS
As of April 30, 2024, the fair value of the Company's foreign currency contracts, which are either assets or liabilities measured at fair value on a recurring basis, was not material. These foreign currency contracts were valued using a discounted cash flow analysis, which is an income approach, utilizing readily observable market data as inputs, which is classified as a Level 2 fair value measurement.
The Company also has financial instruments that are not recorded at fair value in the consolidated balance sheets, including cash, receivables, payables and long-term debt. The carrying amounts of these financial instruments approximated their fair values as of April 30, 2024 and January 31, 2024. The fair value of these financial instruments was estimated based on Level 2 fair value inputs. The estimated fair value of the Company's Level 2 long-term debt, which is provided for disclosure purposes only, is as follows:

	April 30, 2024	January 31, 2024
	(in thousands)
Carrying amount	$103,082	$99,031
Fair value	$96,350	$103,102

NOTE 14 - INCOME TAXES
Our effective tax rate was 26.2% and 23.9% for the three months ended April 30, 2024 and 2023, respectively. The effective tax rate for the three months ended April 30, 2024 and 2023 were subject to various other factors such as the impact of certain discrete items, mainly the vesting of share-based compensation, the mix of domestic and foreign income, and the change of valuation allowances in certain foreign jurisdictions.
NOTE 15 - BUSINESS COMBINATIONS
Fiscal 2025
The Company acquired Gose Landtechnik e.K. on March 1, 2024, which consists of one location in Germany and is included in the Europe segment. This acquisition is not considered material to the overall consolidated financial statements during the three months ended April 30, 2024 and has been included in the condensed consolidated financial statements from the date of the acquisition.
Fiscal 2024
On October 2, 2023, we acquired all of the outstanding equity interests of O’Connors. The acquired business consisted of 15 Case IH dealership locations and one parts center in the states of New South Wales, South Australia, and Victoria in Southeastern Australia. O'Connors has been a successful Case IH complex, and our acquisition of O'Connors provides the Company the opportunity to expand our international presence into the large, well-established Australian agricultural market. Total cash consideration paid for O'Connors was $66.5 million, which was financed through available cash resources and line of credit availability. The 15 O’Connors stores locations are included within our Australia segment. The Company incurred $1.1 million in acquisition related expenses in connection with this acquisition, which are included in operating expenses in the consolidated statements of operations for the year ended January 31, 2024.
The Company completed acquisitions that were not considered material, individually or collectively, to the overall consolidated financial statements during the year ended January 31, 2024. These acquisitions consisted of five locations of Pioneer Farm Equipment Co. on February 1, 2023, in the state of Idaho, one location of Midwest Truck Parts Inc. on June 1, 2023, in the state Minnesota and one location of Scott Supply Co. on January 10, 2024, in the state of South Dakota, all of which are included in the Agriculture segment. The Company also acquired MAREP GmbH on May 1, 2023, which included two locations in Germany and is included in the Europe segment. These acquisitions have been included in the condensed consolidated financial statements from the date of the respective acquisition.

Purchase Price Allocation
Each of the above acquisitions has been accounted for under the acquisition method of accounting, which requires the Company to estimate the acquisition date fair value of the assets acquired and liabilities assumed. As of April 30, 2024, the purchase price allocation for all business combinations from fiscal year 2024 and prior are complete with the exception of the O'Connors acquisition for which we are still finalizing the closing tax balances and intangible asset valuations. The following summarizes the acquisition date fair value of consideration transferred and the acquisition date fair value of the identifiable assets acquired and liabilities assumed, including an amount for goodwill (in thousands):

O’Connors
October 2, 2023
(in thousands)
Assets acquired:
Cash	$4,165
Receivables	8,323
Inventories	96,802
Prepaid expenses and other	314
Property and equipment	11,450
Operating lease assets	14,798
Intangible assets acquired:
Customer Relationships	10,928
Distribution Rights	21,470
Goodwill	24,261
Total assets	192,511

Liabilities assumed:
Accounts payable	4,702
Floorplan payable	74,815
Current operating lease liabilities	1,064
Deferred revenue	12,008
Accrued expenses and other	17,284
Long-term debt	2,371
Operating lease liabilities	13,733
Total liabilities	125,977
Net assets acquired	$66,534

Goodwill recognized by segment:
Australia	$24,261
Goodwill expected to be deductible for tax purposes	$—
The recognition of goodwill in the above business combination arose from the acquisition of an assembled workforce and anticipated synergies expected to be realized. The acquired customer relationship intangible assets are being amortized on a straight line basis over a useful life of seven years. The distribution rights assets are indefinite-lived intangible assets not subject to amortization, but are tested for impairment annually, or more frequently upon the occurrence of certain events or when circumstances indicate that impairment may be present. The Company estimated the fair value of these intangible assets using a multi-period excess earnings model, an income approach.

Pro Forma Information
The following summarized unaudited pro forma condensed statement of operations information for the three months ended April 30, 2024 and 2023, assumes that the O'Connors acquisition occurred as of February 1, 2023. The Company prepared the following summarized unaudited pro forma financial results for comparative purposes only. The summarized unaudited pro forma information may not be indicative of the results that would have occurred had the Company completed the acquisition as of February 1, 2023 or that will be attained in the future.

	Three Months Ended April 30,
	2024	2023
	(in thousands)
Total Revenues	$628,703	$611,086
Net Income	$9,441	$27,706
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
NOTE 17 - SEGMENT AND GEOGRAPHIC INFORMATION
The Company has four reportable segments: Agriculture, Construction, Europe and Australia. Revenue between segments is immaterial. The Company retains various unallocated income/(expense) items and assets at the general corporate level, which the Company refers to as “Shared Resources” in the table below. Shared Resources assets primarily consist of cash and property and equipment.
Certain financial information for each of the Company’s business segments is set forth below.

	Three Months Ended April 30,
	2024	2023
	(in thousands)
Revenue
Agriculture	$447,687	$423,195
Construction	71,492	71,996
Europe	65,105	74,440
Australia (1)	$44,419	$—
Total	$628,703	$569,631

Income (Loss) Before Income Taxes
Agriculture	$13,045	$24,152
Construction	268	4,533
Europe	1,350	6,384
Australia	(486)	—
Segment income before income taxes	14,177	35,069
Shared Resources	(1,391)	370
Total	$12,786	$35,439
(1) Australia segment was acquired through the O'Connors acquisition that closed in October 2023.

	April 30, 2024	January 31, 2024
	(in thousands)
Total Assets
Agriculture	$1,247,645	$1,183,367
Construction	288,188	257,142
Europe	293,999	280,354
Australia	208,479	225,421
Segment assets	2,038,311	1,946,284
Shared Resources	49,356	45,977
Total	$2,087,667	$1,992,261
Net sales and long-lived assets, by geographic area were as follows:

	Revenue		Long-lived assets
	Three Months Ended April 30,
	2024	2023	April 30, 2024	January 31, 2024
	(in thousands)
United States	$519,179	$495,191	$309,205	$305,512
Australia (1)	44,419	—	26,768	27,637
Other international countries	65,105	74,440	21,265	21,233
	$628,703	$569,631	$357,238	$354,382
(1) Australia segment was acquired through the O'Connors acquisition that closed in October 2023.

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report, and the audited consolidated financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024.
Overview
We own and operate a network of full service agricultural and construction equipment stores in the United States, Australia, and Europe. Based upon information provided to us by CNH Industrial N.V. or its U.S. subsidiary CNH Industrial America, LLC, we are the largest retail dealer of CaseIH Agriculture equipment in the world, one of the largest retail dealers of Case Construction equipment in North America and one of the largest retail dealers of New Holland Agriculture and New Holland Construction equipment in the United States. We operate our business through four reportable segments: Agriculture, Construction, Europe and Australia. Within each segment, we have four principal sources of revenue: new and used equipment sales, parts sales, service, and equipment rental and other activities.
Demand for agricultural equipment and, to a lesser extent, parts and service support, is impacted by agricultural commodity prices and net farm income. Based on February 2024 U.S. Department of Agriculture publications, net farm income is estimated to decrease by 25.5% in calendar year 2024, as compared to calendar year 2023, but remain in line with the average inflation adjusted net farm income for the previous 20 years.
For the first quarter of fiscal 2025, our net income was $9.4 million, or $0.41 per diluted share, compared to a fiscal 2024 first quarter net income of $27.0 million, or $1.19 per diluted share. Significant factors impacting the quarterly comparisons were:
•Gross profit margin decreased to 19.4% for first quarter of fiscal 2025, as compared to 20.8% for the first quarter of fiscal 2024. The decrease in gross profit margin is primarily the result of a normalization of equipment gross profit margin as supply has caught up with demand.
•Floorplan interest expense increased by $5.8 million in the first quarter of fiscal 2025 as compared to the same period in fiscal 2024, due to an increase in interest bearing inventory.
•Revenue in the first quarter of fiscal 2025 increased by 10.4% compared to the first quarter of fiscal 2024. The revenue increase was led by additional revenue resulting from the acquisition of O'Connors, in October 2023.
Acquisitions
Fiscal 2024
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
ERP Transition
The Company is in the process of converting to a new Enterprise Resource Planning ("ERP") application. The new ERP application is expected to provide data-driven and mobile-enabled sales and support tools to improve employee efficiency and deliver an enhanced customer experience. The Company has implemented a phased roll-out plan to integrate all of its domestic stores to the new ERP, which it plans to complete by the end of fiscal year 2025.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are included in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended January 31, 2024. There have been no changes in our critical accounting policies and estimates since January 31, 2024.

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
Comparative financial data for each of our four sources of revenue are expressed below.

	Three Months Ended April 30,
	2024	2023
	(dollars in thousands)
Equipment
Revenue	$468,089	$429,376
Cost of revenue	412,239	368,262
Gross profit	$55,850	$61,114
Gross profit margin	11.9%	14.2%
Parts
Revenue	$108,226	$96,606
Cost of revenue	73,151	65,103
Gross profit	$35,075	$31,503
Gross profit margin	32.4%	32.6%
Service
Revenue	$45,079	$34,933
Cost of revenue	16,776	12,409
Gross profit	$28,303	$22,524
Gross profit margin	62.8%	64.5%
Rental and other
Revenue	$7,309	$8,716
Cost of revenue	4,782	5,277
Gross profit	$2,527	$3,439
Gross profit margin	34.6%	39.5%

The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended April 30,
	2024	2023
Revenue
Equipment	74.5%	75.4%
Parts	17.2%	17.0%
Service	7.2%	6.1%
Rental and other	1.1%	1.5%
Total Revenue	100.0%	100.0%
Total Cost of Revenue	80.6%	79.2%
Gross Profit Margin	19.4%	20.8%
Operating Expenses	15.8%	14.3%
Income from Operations	3.6%	6.5%
Other Expense	(1.6)%	(0.3)%
Income Before Income Taxes	2.0%	6.2%
Provision for Income Taxes	0.5%	1.5%
Net Income	1.5%	4.7%
Three Months Ended April 30, 2024 Compared to Three Months Ended April 30, 2023
Consolidated Results
Revenue

	Three Months Ended April 30,		Increase/	Percent
	2024	2023	(Decrease)	Change
	(dollars in thousands)
Equipment	$468,089	$429,376	$38,713	9.0%
Parts	108,226	96,606	11,620	12.0%
Service	45,079	34,933	10,146	29.0%
Rental and other	7,309	8,716	(1,407)	(16.1)%
Total Revenue	$628,703	$569,631	$59,072	10.4%
Total revenue for the first quarter of fiscal 2025 was 10.4% or $59.1 million higher than the first quarter of fiscal 2024 driven primarily due to the acquisition of O'Connors that was completed in October 2023. Same-store sales increased by 1.1%, driven by an increase of 4.3% by the Agriculture segment, which was partially offset by European same-store sales decrease of 15.5%.

	Three Months Ended April 30,		Increase/	Percent
	2024	2023	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$55,850	$61,114	$(5,264)	(8.6)%
Parts	35,075	31,503	3,572	11.3%
Service	28,303	22,524	5,779	25.7%
Rental and other	2,527	3,439	(912)	(26.5)%
Total Gross Profit	$121,755	$118,580	$3,175	2.7%
Gross Profit Margin
Equipment	11.9%	14.2%	(2.3)%	(16.2)%
Parts	32.4%	32.6%	(0.2)%	(0.6)%
Service	62.8%	64.5%	(1.7)%	(2.6)%
Rental and other	34.6%	39.5%	(4.9)%	(12.4)%
Total Gross Profit Margin	19.4%	20.8%	(1.4)%	(6.7)%
Gross Profit Mix
Equipment	45.9%	51.5%	(5.6)%	(10.9)%
Parts	28.8%	26.6%	2.2%	8.3%
Service	23.2%	19.0%	4.2%	22.1%
Rental and other	2.1%	2.9%	(0.8)%	(27.6)%
Total Gross Profit Mix	100.0%	100.0%
Gross profit for the first quarter of fiscal 2025 increased 2.7% or $3.2 million, as compared to the same period last year. Gross profit margin declined to 19.4% in the current quarter from 20.8% in the prior year quarter. The decrease in gross profit margin is primarily the result of a normalization of equipment gross profit margin as supply has caught up with demand.
Our Company-wide absorption rate — which is calculated by dividing our gross profit from sales of parts, service and rental fleet by our operating expenses, less commission expense on equipment sales, plus interest expense on floorplan payables and rental fleet debt — decreased to 71.2% for the first quarter of fiscal 2025 compared to 83.5% during the same period last year, led by increased floorplan interest expense in the first quarter of fiscal 2025 compared to the same period last year.
Operating Expenses

	Three Months Ended April 30,		Increase/	Percent
	2024	2023	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$99,158	$81,315	$17,843	21.9%
Operating Expenses as a Percentage of Revenue	15.8%	14.3%	1.5%	10.5%
Our operating expenses in the first quarter of fiscal 2025 increased 21.9% as compared to the first quarter of fiscal 2024. The increase in operating expenses was led by additional operating expenses due to acquisitions that have taken place in the past year. Operating expenses as a percentage of revenue increased to 15.8% in the first quarter of fiscal 2025 from 14.3% in the first quarter of fiscal 2024.

	Three Months Ended April 30,		Increase/	Percent
	2024	2023	(Decrease)	Change
	(dollars in thousands)
Interest and other income (expense)	$(288)	$720	$(1,008)	(140.0)%
Floorplan interest expense	(7,064)	(1,272)	5,792	455.3%
Other interest expense	(2,459)	(1,274)	1,185	93.0%
The change in interest and other income (expense) for the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024 was primarily the result of foreign currency fluctuations in the quarter, creating foreign currency losses for the first quarter fiscal 2025. The increase in floorplan interest expense for the first quarter of fiscal 2025 as compared to the first quarter of fiscal 2024 was primarily due to a higher level of interest-bearing inventory in the first quarter of fiscal 2025. The increase in other interest expense in the first quarter of fiscal 2025 is the result of an increased amount of long term debt outstanding resulting from real estate purchased as part of dealership acquisitions and purchases of previously leased facilities in fiscal 2024 as well as increased borrowing on our CNH Industrial revolver line of credit.
Provision for Income Taxes

	Three Months Ended April 30,		Increase/	Percent
	2024	2023	(Decrease)	Change
	(dollars in thousands)
Provision for Income Taxes	$3,345	$8,474	$(5,129)	(60.5)%
Our effective tax rate was 26.2% and 23.9% for each of the three months ended April 30, 2024 and April 30, 2023, respectively. The effective tax rates for the three months ended April 30, 2024 and 2023 were subject to various factors such as the impact of certain discrete items, mainly the vesting of share-based compensation and the mix of domestic and foreign income.
The Organization for Economic Co-operation and Development’s (“OECD”) Pillar Two Global Anti-Base Erosion (“GloBE”) model rules, issued under the OECD Inclusive Framework on Base Erosion and Profit Shifting, introduce a global minimum tax of 15% applicable to multinational enterprise groups with consolidated financial statement revenue in excess of €750 million. Numerous foreign jurisdictions have already enacted tax legislation based on the GloBE rules, with some effective as early as January 1, 2024. As of April 30, 2024, we recognized a nominal income tax expense for Pillar Two GloBE minimum tax. The Company is continuously monitoring the evolving application of this legislation and assessing its potential impact on our future tax liability.

Segment Results
Certain financial information for our Agriculture, Construction, Europe and Australia business segments is presented below. “Shared Resources” in the table below refers to the various unallocated income/(expense) items that we have retained at the general corporate level. Revenue between segments is immaterial.

	Three Months Ended April 30,		Increase/	Percent
	2024	2023	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$447,687	$423,195	$24,492	5.8%
Construction	71,492	71,996	(504)	(0.7)%
Europe	65,105	74,440	(9,335)	(12.5)%
Australia	$44,419	$—	$44,419	*N/M
Total	$628,703	$569,631	$59,072	10.4%

Income (Loss) Before Income Taxes
Agriculture	$13,045	$24,152	$(11,107)	(46.0)%
Construction	268	4,533	(4,265)	(94.1)%
Europe	1,350	6,384	(5,034)	(78.9)%
Australia	(486)	—	(486)	*N/M
Segment Income Before Income Taxes	14,177	35,069	(20,892)	(59.6)%
Shared Resources	(1,391)	370	(1,761)	475.9%
Total	$12,786	$35,439	$(22,653)	(63.9)%
*N/M = Not Meaningful
Agriculture
Agriculture segment revenue for the first quarter of fiscal 2025 increased 5.8% compared to the first quarter of fiscal 2024. The higher revenue was driven primarily by the increase in same-store sales in our Agriculture segment of 4.3%. Same-store sales was positively impacted by the availability of equipment, but was partially offset by softer demand for equipment purchases which is being negatively impacted by the expected decrease in net farm income.
Agriculture segment income before income taxes for the first quarter of fiscal 2025 was $13.0 million compared to $24.2 million for the first quarter of fiscal 2024. The decrease in gross profit is primarily the result of a normalization of equipment gross profit margin as supply has caught up with demand.
Construction
Construction segment revenue for the first quarter of fiscal 2025 was essentially flat compared to the first quarter of fiscal 2024.
Our Construction segment income before taxes was $0.3 million for the first quarter of fiscal 2025 compared to $4.5 million in the first quarter of fiscal 2024. The decrease in segment results was led by increases in operating expenses and floorplan interest expense. The dollar utilization of our rental fleet decreased from 26.8% in the first quarter of fiscal 2024 to 21.7% in the first quarter of fiscal 2025. Dollar fleet utilization is calculated by dividing the rental revenue earned on our rental fleet by the average gross carrying value of our rental fleet (comprised of original equipment costs plus additional capitalized costs) for that period.
Europe
Europe segment revenue was $65.1 million for the first quarter of fiscal 2025 compared to $74.4 million in the first quarter of fiscal 2024. The decrease in revenue was impacted by a lower demand, which was impacted by a decrease in global commodity prices and higher interest rates.
Our Europe segment income before income taxes was $1.4 million for the first quarter of fiscal 2025 compared to segment income before income taxes of $6.4 million for the same period last year. The decrease in segment pre-tax income was primarily the result of decreased equipment sales as noted above as well as gross profit margin normalization of equipment sales as supply has caught up with demand.

Australia
We entered into the Australian market in October 2023 with the O'Connor acquisition. Australia segment revenue for fiscal 2024 was $44.4 million. Our Australia segment loss before income taxes was $0.5 million for the first quarter of fiscal 2025.
Shared Resources/Eliminations
We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate most of these net expenses to our segments. Since these allocations are set early in the year, unallocated balances may occur. Shared Resources loss before income taxes was $1.4 million for the first quarter of fiscal 2025 compared to profit before income taxes of $0.4 million for the same period last year. The lower Shared Resources results were primarily driven by foreign currency fluctuations.
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
Equipment Inventory and Floorplan and Working Capital Payable Credit Facilities
As of April 30, 2024, the Company had floorplan payable lines of credit for equipment purchases totaling $1.4 billion, which is primarily comprised of a $875.0 million credit facility with CNH Industrial, a $275.0 million floorplan payable line and a $75.0 million working capital line of credit under the Bank Syndicate Agreement, and a $80.0 million credit facility with DLL Finance.
Our equipment inventory turnover decreased from 3.0 times for the rolling 12 month period ended April 30, 2023 to 2.0 times for the rolling 12 month period ended April 30, 2024. The decrease in equipment turnover was attributable to an increase in equipment inventory over the rolling 12 month period ended April 30, 2024. Our equity in equipment inventory, which reflects the portion of our equipment inventory balance that is not financed by floorplan payables, decreased to 16.3% as of April 30, 2024 from 18.2% as of January 31, 2024.
Adequacy of Capital Resources
Our primary uses of cash have been to fund our operating activities, including the purchase of inventories and providing for other working capital needs, meeting our debt service requirements, making payments due under our various leasing arrangements, funding capital expenditures, including rental fleet assets, and funding acquisitions. Based on our current operational performance, we believe our cash flow from operations, available cash and available borrowing capacity under our existing credit facilities will adequately provide for our liquidity needs for, at a minimum, the next 12 months.
As of April 30, 2024, we were in compliance with the financial covenants under our CNH Industrial and DLL Finance credit agreements and we were not subject to the fixed charge coverage ratio covenant under the Bank Syndicate Agreement as our adjusted excess availability plus eligible cash collateral (as defined therein) was not less than 15% of the lesser of (i) aggregate borrowing base and (ii) maximum credit amount as of April 30, 2024. While not expected to occur, if anticipated operating results were to create the likelihood of a future covenant violation, we would expect to work with our lenders on an appropriate modification or amendment to our financing arrangements.
Cash Flow
Cash Flow Used for Operating Activities
Net cash used for operating activities was $32.4 million for the first three months of fiscal 2025, compared to $77.7 million for the first three months of fiscal 2024. The change in net cash used for operating activities is primarily the result of timing and collections of accounts receivable, which was partially offset by lower net income for the first three months of fiscal 2025.

Cash Flow Used for Investing Activities
Net cash used for investing activities was $12.9 million for the first three months of fiscal 2025, compared to $26.3 million for the first three months of fiscal 2024. The decrease in cash used for investing activities was primarily the result of the acquisitions of Pioneer Farm Equipment and MAREP in the first three months of fiscal 2024.
Cash Flow Provided by Financing Activities
Net cash provided by financing activities was $43.1 million for the first three months of fiscal 2025 compared to $98.2 million for the first three months of fiscal 2024. The decrease in cash provided by financing activities was primarily the result of lower drawings on our non-manufacturer floorplan lines of credit in the first three months of fiscal 2025.
Information Concerning Off-Balance Sheet Arrangements
As of April 30, 2024, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Therefore, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Forward-looking statements are contained in this Quarterly Report on Form 10-Q, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in our Annual Report on Form 10-K for the year ended January 31, 2024, and in other materials filed by the Company with the Securities and Exchange Commission (and included in oral statements or other written statements made by the Company).
Forward-looking statements are statements based on future expectations and specifically may include, among other things, the impact of farm income levels on customer demand for agricultural equipment and services, the effectiveness and expected benefits of our new ERP system and the timing of the phased roll-out of the ERP system to the Company's domestic locations, the general market conditions of the agricultural and construction industries, equipment inventory levels, and our primary liquidity sources, and the adequacy of our capital resources and sources of liquidity. Any statements that are not based upon historical facts, including the outcome of events that have not yet occurred and our expectations for future performance, are forward-looking statements. The words “potential,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” “plan,” “anticipate,” and similar words and expressions are intended to identify forward-looking statements. These statements are based upon the current beliefs and expectations of our management. These forward-looking statements involve important risks and uncertainties that could significantly affect anticipated results or outcomes in the future and, accordingly, actual results or outcomes may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, the impact of the Russia -Ukraine conflict on our Ukrainian subsidiary, our ability to successfully integrate and realize growth opportunities and synergies in connection with the O'Connors acquisition, the risk that we have assumed unforeseen or other liabilities in connection with the O'Connors acquisition and the impact of those conditions and obligations imposed on us under the CaseIH dealer agreements entered into in connection with the Heartland companies acquisition for the commercial application equipment business, our substantial dependence on CNH Industrial, including CNH Industrial's ability to design, manufacture and allocate inventory to our stores in quantities necessary to satisfy our customer's demands, disruptions of supply chains and associated impacts on the Company's supply vendors and their ability to provide the Company with sufficient and timely inventory to meet customer demand, adverse market conditions in the agricultural and construction equipment industries, and those matters identified and discussed under the section titled “Risk Factors” in our Annual Report on Form 10-K. In addition to those matters, there may exist additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that may materially adversely affect our business, financial condition or results of operations and may cause results to differ materially from those contained in any forward-looking statement. Other than as required by applicable law, we disclaim any obligation to update such risks and uncertainties or to publicly announce results of revisions to any of the forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect future events or developments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates.
Interest Rate Risk
Exposure to changes in interest rates results from borrowing activities used to fund operations. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. We have both fixed and floating rate financing. Some of our floating rate credit facilities contain minimum rates of interest to be charged. Based upon our interest-bearing balances and interest rates as of April 30, 2024, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $4.8 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $4.8 million. At April 30, 2024, we had floorplan payables of $1.0 billion, of which approximately $478.2 million was variable-rate and $546.8 million was non-interest bearing. In addition, at April 30, 2024, we had total long-term debt, including finance lease obligations, of $120.1 million, primarily all of which was fixed rate debt.
Foreign Currency Exchange Rate Risk
Our foreign currency exposures arise as the result of our foreign operations. We are exposed to transactional foreign currency exchange rate risk through our foreign entities’ holding assets and liabilities denominated in currencies other than their functional currency. In addition, the Company is exposed to foreign currency transaction risk as a result of certain intercompany financing transactions. The Company attempts to manage its transactional foreign currency exchange rate risk through the use of derivative financial instruments, primarily foreign exchange forward contracts, or through natural hedging instruments. Based upon balances and exchange rates as of April 30, 2024, holding other variables constant, we believe that a hypothetical 10% increase or decrease in all applicable foreign exchange rates would not have a material impact on our results of operations or cash flows. As of April 30, 2024, our Ukrainian subsidiary had $0.9 million of net monetary liabilities denominated in Ukrainian hryvnia ("UAH"). We have attempted to minimize our net monetary asset position in Ukraine through reducing overall asset levels in Ukraine and at times through borrowing in UAH which serves as a natural hedging instrument offsetting our net UAH denominated assets. Many of the currency and payment controls the National Bank of Ukraine imposed in February 2022, have been relaxed, making it more practicable to manage our UAH exposure. However, the continuation of the Russia/Ukraine conflict could lead to more significant UAH devaluations or more stringent payment controls in the future. The inability to fully manage our net monetary asset position and continued UAH devaluations for an extended period of time, could have a significant adverse impact on our results of operations and cash flows.
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
ITEM 1A.             RISK FACTORS
In addition to the other information set forth in this Quarterly Report, including the important information in “Forward-Looking Statements,” you should carefully consider the “Risk Factors” discussed in our Form 10-K for the fiscal year ended January 31, 2024, as filed with the Securities and Exchange Commission. Among other things, those factors, if they were to occur, could cause our actual results to differ materially from those expressed in our forward-looking statements in this report, and may materially adversely affect our business, financial condition, or results of operations. In addition to those factors, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations.
ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
None.
ITEM 3.                DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.                MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.                OTHER INFORMATION
(c) During the fiscal quarter ended April 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6.                EXHIBITS
Exhibits - See “Exhibit Index” on page immediately prior to signatures.

EXHIBIT INDEX
TITAN MACHINERY INC.
FORM 10-Q

No.	Description

10.1	Fourth Amended and Restated Credit Agreement, dated as of May 17, 2024, by and among Titan Machinery, Inc., Heartland Agriculture, LLC, Heartland AG Kansas, LLC and certain entities joined thereto as a U.S. Borrower, each as a U.S. Borrower, J.J. O’Connor & Sons Pty Ltd and certain entities joined thereto as an Australian Borrower, each as an Australian Borrower, the financial institutions party thereto, as lenders, Bank of America, N.A., as Administrative Agent, Bank of America, N.A. and Wells Fargo Bank, National Association, as Joint Lead Arrangers, and Bank of America, N.A. and PNC Bank, National Association, as Co-Documentation Agent (incorporated herein by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed with the Commission on May 23, 2024).

10.2	Form of Titan Machinery Inc. Restricted Stock Agreement (for non-employee directors) under the Second Amended and Restated Titan Machinery Inc. 2014 Equity Incentive Plan.

10.3	Form of Titan Machinery Inc. Restricted Stock Agreement under the Second Amended and Restated Titan Machinery Inc. 2014 Equity Incentive Plan.

10.4	Form of Titan Machinery Inc. Restricted Stock Unit Agreement under the Second Amended and Restated Titan Machinery Inc. 2014 Equity Incentive Plan, used for purposes of granting awards to International employees.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended April 30, 2024, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	June 6, 2024
TITAN MACHINERY INC.

		By	/s/ Robert Larsen
Robert Larsen
Chief Financial Officer
(Principal Financial Officer)