Form 10-Q
period 2024-07-31
Titan Machinery Inc.
filed 2024-09-05
CIK 1409171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2024
OR

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

As of September 2, 2024, 23,127,775 shares of Common Stock, $0.00001 par value, of the registrant were outstanding.

TITAN MACHINERY INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)

	July 31, 2024	January 31, 2024

Assets
Current Assets
Cash	$31,219	$38,066
Receivables, net of allowance for expected credit losses	131,776	153,657
Inventories, net	1,527,758	1,303,030
Prepaid expenses and other	18,347	24,262
Total current assets	1,709,100	1,519,015
Noncurrent Assets
Property and equipment, net of accumulated depreciation	357,346	298,774
Operating lease assets	37,643	54,699
Deferred income taxes	512	529
Goodwill	62,929	64,105
Intangible assets, net of accumulated amortization	51,367	53,356
Other	1,652	1,783
Total noncurrent assets	511,449	473,246
Total Assets	$2,220,549	$1,992,261

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$40,434	$43,846
Floorplan payable	1,168,440	893,846
Current maturities of long-term debt	9,940	13,706
Current operating lease liabilities	7,912	10,751
Deferred revenue	57,802	115,852
Accrued expenses and other	58,892	74,400
Total current liabilities	1,343,420	1,152,401
Long-Term Liabilities
Long-term debt, less current maturities	116,666	106,407
Operating lease liabilities	35,415	50,964
Deferred income taxes	21,662	22,607
Other long-term liabilities	43,820	2,240
Total long-term liabilities	217,563	182,218
Commitments and Contingencies
Stockholders' Equity
Common stock, par value $.00001 per share, 45,000,000 shares authorized; 23,127,895 shares issued and outstanding at July 31, 2024; 22,848,138 shares issued and outstanding at January 31, 2024	—	—
Additional paid-in-capital	259,911	258,657
Retained earnings	402,362	397,225
Accumulated other comprehensive income (loss)	(2,707)	1,760
Total stockholders' equity	659,566	657,642
Total Liabilities and Stockholders' Equity	$2,220,549	$1,992,261
 See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Revenue
Equipment	$465,233	$480,122	$933,322	$909,498
Parts	109,805	108,510	218,032	205,116
Service	47,268	42,478	92,346	77,411
Rental and other	11,368	11,458	18,676	20,174
Total Revenue	633,674	642,568	1,262,376	1,212,199
Cost of Revenue
Equipment	422,236	414,800	834,476	783,062
Parts	74,239	73,086	147,390	138,190
Service	16,144	14,208	32,920	26,617
Rental and other	8,676	7,075	13,458	12,351
Total Cost of Revenue	521,295	509,169	1,028,244	960,220
Gross Profit	112,379	133,399	234,132	251,979
Operating Expenses	95,156	88,751	194,314	170,066
Impairment of Goodwill	531	—	531	—
Impairment of Intangible and Long-Lived Assets	942	—	942	—
Income from Operations	15,750	44,648	38,345	81,913
Other (Expense) Income
Interest and other (expense) income	(7,048)	641	(7,335)	1,362
Floorplan interest expense	(9,218)	(2,457)	(16,282)	(3,729)
Other interest expense	(3,734)	(1,241)	(6,193)	(2,514)
(Loss) Income Before Income Taxes	(4,250)	41,591	8,535	77,032
Provision for Income Taxes	54	10,270	3,399	18,745
Net (Loss) Income	$(4,304)	$31,321	$5,136	$58,287

(Loss) Earnings per Share:
Basic	$(0.19)	$1.38	$0.22	$2.56
Diluted	$(0.19)	$1.38	$0.22	$2.56

Weighted Average Common Shares:
Basic	22,617	22,476	22,580	22,474
Diluted	22,617	22,484	22,583	22,480
 See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Net (Loss) Income	$(4,304)	$31,321	$5,136	$58,287
Other Comprehensive (Loss) Income
Foreign currency translation adjustments	58	550	(4,467)	1,646
Comprehensive (Loss) Income	$(4,246)	$31,871	$669	$59,933
 See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares Outstanding	Amount
Balance at January 31, 2024	22,848	$—	$258,657	$397,225	$1,760	$657,642
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	(30)	—	(794)	—	—	(794)
Stock-based compensation expense	—	—	837	—	—	837
Net income	—	—	—	9,441	—	9,441
Other comprehensive loss	—	—	—	—	(4,525)	(4,525)
Balance at April 30, 2024	22,818	$—	$258,700	$406,666	$(2,765)	$662,601
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	310	—	(51)	—	—	(51)
Stock-based compensation expense	—	—	1,262	—	—	1,262
Net loss	—	—	—	(4,304)	—	(4,304)
Other comprehensive income	—	—	—	—	58	58
Balance at July 31, 2024	23,128	$—	$259,911	$402,362	$(2,707)	$659,566

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares Outstanding	Amount
Balance at January 31, 2023	22,698	$—	$256,541	$284,784	$(5,019)	$536,306
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	(29)	—	(993)	—	—	(993)
Stock-based compensation expense	—	—	659	—	—	659
Net income	—	—	—	26,965	—	26,965
Other comprehensive income	—	—	—	—	1,096	1,096
Balance at April 30, 2023	22,669	$—	$256,207	$311,749	$(3,923)	$564,033
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	195	—	(7)	—	—	(7)
Stock-based compensation expense	—	—	784	—	—	784
Net income	—	—	—	31,321	—	31,321
Other comprehensive income	—	—	—	—	550	550
Balance at July 31, 2023	22,864	$—	$256,984	$343,070	$(3,373)	$596,681
See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended July 31,
	2024	2023
Operating Activities
Net income	$5,136	$58,287
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	18,413	14,637
Impairment	1,473	—
Deferred income taxes	(650)	(2,495)
Stock-based compensation expense	2,099	1,443
Noncash interest expense	493	129
Sale-leaseback finance modification expense	11,159	—
Gain on extinguishment of debt	(3,585)	—
Other, net	7,319	3,250
Changes in assets and liabilities, net of effects of acquisitions
Receivables	18,499	(20,623)
Prepaid expenses and other assets	9,301	7,540
Inventories	(242,113)	(263,121)
Manufacturer floorplan payable	206,103	150,906
Deferred revenue	(58,326)	(58,482)
Accounts payable, accrued expenses and other and other long-term liabilities	(22,688)	(14,166)
Net Cash Used for Operating Activities	(47,367)	(122,695)
Investing Activities
Rental fleet purchases	(361)	(2,690)
Property and equipment purchases (excluding rental fleet)	(22,174)	(25,347)
Proceeds from sale of property and equipment	1,198	6,029
Acquisition consideration, net of cash acquired	(260)	(27,935)
Other, net	130	(795)
Net Cash Used for Investing Activities	(21,467)	(50,738)
Financing Activities
Net change in non-manufacturer floorplan payable	78,965	185,026
Proceeds from long-term debt borrowings	—	6,503
Principal payments on long-term debt and finance leases	(11,853)	(8,701)
Payment of debt issuance costs	(3,745)	(9)
Other, net	(956)	(1,000)
Net Cash Provided by Financing Activities	62,411	181,819
Effect of Exchange Rate Changes on Cash	(424)	466
Net Change in Cash	(6,847)	8,852
Cash at Beginning of Period	38,066	43,913
Cash at End of Period	$31,219	$52,765
Supplemental Disclosures of Cash Flow Information
Cash paid during the period
Income taxes, net of refunds	$6,712	$15,215
Interest	$21,408	$5,377
Supplemental Disclosures of Noncash Investing and Financing Activities
Net property and equipment financed with long-term debt, finance leases, accounts payable and accrued liabilities	$8,415	$5,175
Long-term debt to acquire finance leases	$42,182	$—
Net transfer of assets to property and equipment from inventories	$(7,201)	$(1,232)
See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 - BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The quarterly operating results for Titan Machinery Inc. (the “Company”) are subject to fluctuation due to varying weather patterns and other factors influencing customer profitability, which may impact the timing and amount of equipment purchases, rentals, and after-sales parts and service purchases by the Company’s agriculture, construction and international customers. Therefore, operating results for the six-months ended July 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2025. The information contained in the consolidated balance sheet as of January 31, 2024 was derived from the audited consolidated financial statements of the Company for the fiscal year then ended. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2024 as filed with the SEC.
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

In March 2024, the SEC adopted new rules that will require registrants to provide certain climate-related information in their registration statements and annual reports. The rules require information about a registrant's climate-related risks that are reasonably likely to have a material impact on its business, results of operations, or financial condition. The required information about climate-related risks will also include disclosure of a registrant's greenhouse gas emissions. In addition, the rules will require registrants to present certain climate-related financial metrics in their audited financial statements. A federal court has stayed the implementation of the SEC rules, pending the outcome of litigation challenging the rules. The Company will continue to monitor the litigation process.
NOTE 2 - EARNINGS PER SHARE
The following table sets forth the calculation of basic and diluted earnings per share (EPS):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
	(in thousands, except per share data)
Numerator:
Net (loss) income	$(4,304)	$31,321	$5,136	$58,287
Allocation to participating securities	—	(400)	(78)	(689)
Net (loss) income attributable to Titan Machinery Inc. common stockholders	$(4,304)	$30,921	$5,058	$57,598
Denominator:
Basic weighted-average common shares outstanding	22,617	22,476	22,580	22,474
Plus: incremental shares from vesting of restricted stock units	—	8	3	6
Diluted weighted-average common shares outstanding	22,617	22,484	22,583	22,480

(Loss) Earnings Per Share:
Basic	$(0.19)	$1.38	$0.22	$2.56
Diluted	$(0.19)	$1.38	$0.22	$2.56

Anti-dilutive shares excluded from diluted weighted-average common shares outstanding:
Restricted stock units	12	—	—	—

NOTE 3 - REVENUE
Revenue is recognized when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration we expect to collect in exchange for those goods or services. Sales, value added and other taxes collected from our customers concurrent with our revenue activities are excluded from revenue.
The following tables present our revenue disaggregated by revenue source and segment:

	Three Months Ended July 31, 2024
	Agriculture	Construction	Europe	Australia (1)	Total
	(in thousands)
Equipment	$312,556	$52,844	$49,146	$50,687	$465,233
Parts	75,430	11,049	15,407	7,919	109,805
Service	34,570	7,214	3,076	2,408	47,268
Other	1,000	520	198	284	2,002
Revenue from contracts with customers	423,556	71,627	67,827	61,298	624,308
Rental	480	8,564	322	—	9,366
Total revenue	$424,036	$80,191	$68,149	$61,298	$633,674
(1) Australia segment was created through the J.J. O’Connor & Sons Pty. Ltd. ("O’Connors") acquisition that closed in October 2023.

	Six Months Ended July 31, 2024
	Agriculture	Construction	Europe	Australia	Total
	(in thousands)
Equipment	$651,269	$99,939	$96,645	$85,469	$933,322
Parts	150,395	22,879	29,931	14,827	218,032
Service	67,512	14,014	5,833	4,987	92,346
Other	1,875	836	351	435	3,497
Revenue from contracts with customers	871,051	137,668	132,760	105,718	1,247,197
Rental	670	14,015	494	—	15,179
Total revenue	$871,721	$151,683	$133,254	$105,718	$1,262,376

	Three Months Ended July 31, 2023
	Agriculture	Construction	Europe	Total
	(in thousands)
Equipment	$352,533	$53,697	$73,892	$480,122
Parts	82,246	12,537	13,727	108,510
Service	32,526	7,347	2,605	42,478
Other	1,235	588	193	2,016
Revenue from contracts with customers	468,540	74,169	90,417	633,126
Rental	529	8,694	219	9,442
Total revenue	$469,069	$82,863	$90,636	$642,568

	Six Months Ended July 31, 2023
	Agriculture	Construction	Europe	Total
	(in thousands)
Equipment	$678,193	$99,155	$132,150	$909,498
Parts	151,793	26,202	27,121	205,116
Service	58,793	13,683	4,935	77,411
Other	2,402	948	552	3,902
Revenue from contracts with customers	891,181	139,988	164,758	1,195,927
Rental	1,085	14,872	315	16,272
Total revenue	$892,266	$154,860	$165,073	$1,212,199

Unbilled Receivables and Deferred Revenue
Unbilled receivables from contracts with customers amounted to $30.8 million and $22.3 million as of July 31, 2024 and January 31, 2024, respectively. This increase in unbilled receivables is primarily the result of a seasonal increase in the volume of our service transactions in which we recognize revenue as our work is performed and prior to customer invoicing.
Deferred revenue from contracts with customers amounted to $57.0 million and $114.6 million as of July 31, 2024 and January 31, 2024, respectively. Our deferred revenue most often increases in the fourth quarter of each fiscal year due to a higher level of customer down payments or prepayments and longer time periods between customer payment and delivery of the equipment asset, and the related recognition of equipment revenue, prior to its seasonal use. During the six months ended July 31, 2024 and 2023, the Company recognized $85.6 million and $107.7 million, respectively, of revenue that was included in the deferred revenue balance as of January 31, 2024 and January 31, 2023, respectively. No material amount of revenue was recognized during the six months ended July 31, 2024 or 2023 from performance obligations satisfied in previous periods.
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

	July 31, 2024	January 31, 2024
	(in thousands)
Trade and unbilled receivables from contracts with customers
Trade receivables due from customers	$59,745	$83,187
Unbilled receivables	30,790	22,324
Less allowance for expected credit losses	(3,076)	(3,038)
	87,459	102,473

Short-term receivables due from finance companies	22,606	28,486

Trade and unbilled receivables from rental contracts
Trade receivables	4,904	3,101
Unbilled receivables	1,251	666
Less allowance for expected credit losses	(588)	(465)
	5,567	3,302
Other receivables
Due from manufacturers	14,893	18,775
Other	1,251	621
	16,144	19,396
Receivables, net of allowance for expected credit losses	$131,776	$153,657

Following is a summary of allowance for credit losses on trade and unbilled accounts receivable by segment:

	Agriculture	Construction	Europe	Australia (1)	Total
	(in thousands)
Balance at January 31, 2024	$164	$177	$2,638	59	$3,038
Current expected credit loss provision	146	110	(81)	38	213
Write-offs charged against allowance	(46)	(122)	(42)	(31)	(241)
Credit loss recoveries collected	2	34	57	—	93
Foreign exchange impact	—	—	(26)	(1)	(27)
Balance at July 31, 2024	$266	$199	$2,546	$65	$3,076
(1) Australia segment was created through the O'Connors acquisition that closed in October 2023.

	Agriculture	Construction	Europe	Total
	(in thousands)
Balance at January 31, 2023	$367	$124	$2,589	$3,080
Current expected credit loss provision	(15)	123	244	352
Write-offs charged against allowance	(143)	(56)	(53)	(252)
Credit loss recoveries collected	13	1	42	56
Foreign exchange impact	—	—	15	15
Balance at July 31, 2023	$222	$192	$2,837	$3,251
The following table presents impairment losses (recoveries) on receivables arising from sales contracts with customers and receivables arising from rental contracts reflected in Operating Expenses in the Condensed Consolidated Statements of Operations:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
	(in thousands)
Impairment losses (recoveries) on:
Receivables from sales contracts	$(61)	$69	$213	$351
Receivables from rental contracts	16	71	130	123
	$(45)	$140	$343	$474
NOTE 5 - INVENTORIES

	July 31, 2024	January 31, 2024
	(in thousands)
New equipment	$939,858	$745,445
Used equipment	378,928	347,041
Parts and attachments	201,183	203,124
Work in process	7,789	7,420
	$1,527,758	$1,303,030

NOTE 6 - PROPERTY AND EQUIPMENT

	July 31, 2024	January 31, 2024
	(in thousands)
Rental fleet equipment	$81,284	$79,308
Machinery and equipment	31,038	31,760
Vehicles	112,897	103,765
Furniture and fixtures	54,491	57,935
Land, buildings, and leasehold improvements	260,199	204,992
	539,909	477,760
Less accumulated depreciation	182,563	178,986
	$357,346	$298,774
The Company includes depreciation expense related to its rental fleet and its trucking fleet, for hauling equipment, in Cost of Revenue, which was $2.4 million and $2.2 million for the three months ended July 31, 2024 and 2023, respectively, and $4.3 million and $3.9 million for the six months ended July 31, 2024 and 2023, respectively. All other depreciation expense is included in Operating Expenses, which was $6.1 million and $5.2 million for the three months ended July 31, 2024 and 2023, respectively, and $12.2 million and $10.0 million for the six months ended July 31, 2024 and 2023, respectively.
The Company reviews its long-lived assets for potential impairment whenever events or circumstances indicate that the carrying value of the long-lived asset (or asset group) may not be recoverable. The Company determined, based on changing expectations regarding the future use of certain long-lived assets, that the $12.7 million carrying value of these assets may not be fully recoverable. Accordingly, the Company performed step two of the impairment analysis and estimated the fair value of the asset using an income approach. As a result, the Company recognized an impairment charge of $0.9 million within the Europe segment in the second quarter of fiscal 2025, which is reflected in the Impairment of Intangibles and Long-Lived Assets amount in the Condensed Consolidated Statements of Operations.
NOTE 7 - INTANGIBLE ASSETS AND GOODWILL
Finite-Lived Intangible Assets
The Company's finite-lived intangible assets consist of customer relationships and covenants not to compete. The following is a summary of intangible assets with finite lives as of July 31, 2024 and January 31, 2024:

	July 31, 2024			January 31, 2024
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)			(in thousands)
Customer relationships	$11,893	$(1,559)	$10,334	$12,209	$(704)	$11,505
Covenants not to compete	1,125	(538)	587	1,236	(453)	783
	$13,018	$(2,097)	$10,921	$13,445	$(1,157)	$12,288
Total expense related to the amortization of intangible assets, which is recorded in Operating Expenses in the Condensed Consolidated Statements of Operations, was $0.5 million and $0.1 million for the three months ended July 31, 2024 and 2023, respectively. Total expense related to the amortization of intangible assets, which is recorded in Operating Expenses in the Condensed Consolidated Statements of Operations, was $1.0 million and $0.2 million for the six months ended July 31, 2024 and 2023, respectively.
The Company performed an interim impairment test in the second quarter of fiscal 2025 with respect to its German subsidiary's assets and recorded an impairment charge of $0.1 million within the Europe segment, which is reflected in Impairment of Intangible and Long-Lived Assets in the Condensed Consolidated Statements of Operations.

Future amortization expense, as of July 31, 2024, is expected to be as follows:
Fiscal Year Ending January 31,

Amount
(in thousands)
2025 (remainder)	$957
2026	1,891
2027	1,865
2028	1,738
2029	1,642
Thereafter	2,828
$10,921
Indefinite-Lived Intangible Assets
The Company's indefinite-lived intangible assets consist of distribution rights assets. The following is a summary of the changes in indefinite-lived intangible assets, by segment, for the six months ended July 31, 2024:

	Agriculture	Construction	Australia	Total
	(in thousands)
January 31, 2024	$18,154	$72	$22,842	$41,068
Foreign currency translation	—	—	(622)	(622)
July 31, 2024	$18,154	$72	$22,220	$40,446
Goodwill
The following presents changes in the carrying amount of goodwill, by segment, for the six months ended July 31, 2024:

	Agriculture	Europe	Australia	Total
	(in thousands)
January 31, 2024	$37,820	$474	$25,811	$64,105
Arising from business combinations	—	70	—	70
Impairment	—	(531)	—	(531)
Foreign currency translation	—	(13)	(702)	(715)
July 31, 2024	$37,820	$—	$25,109	$62,929
The Company performed an interim impairment test in the second quarter of fiscal 2025 for the German reporting unit. Under the impairment test, the fair value of the reporting unit is estimated using an income approach in which a discounted cash flow analysis is utilized, which includes a five-year forecast of future operating performance for the reporting unit and a terminal value that estimates sustained long-term growth. The discount rate applied to the estimated future cash flows reflects an estimate of the weighted-average cost of capital of comparable companies.
The quantitative goodwill impairment analysis for the German reporting unit indicated that the estimated fair value of the reporting unit was less than the carrying value. The implied fair value of the goodwill associated with the reporting unit approximated zero, thus requiring a full impairment charge of the goodwill carrying value of the reporting unit. As such, a goodwill impairment charge of $0.5 million was recognized within the Europe segment, which is reflected in Impairment of Goodwill in the Condensed Consolidated Statements of Operations.
NOTE 8 - FLOORPLAN PAYABLE/LINES OF CREDIT
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
As of July 31, 2024, the Company had floorplan and working capital lines of credit totaling $1.5 billion, which is primarily comprised of three floorplan lines of credit: (i) $875.0 million credit facility with CNH Industrial, (ii) $410.0 million floorplan line of credit and $90.0 million working capital line of credit under the Fourth Amended and Restated Credit Agreement, and (iii) $80.0 million credit facility with DLL Finance LLC.
The Company's outstanding balances of floorplan lines of credit as of July 31, 2024 and January 31, 2024, consisted of the following:

	July 31, 2024	January 31, 2024
	(in thousands)
CNH Industrial	$803,665	$567,677
Bank Syndicate Agreement Floorplan Loan	237,400	162,845
DLL Finance	43,362	38,528
Other outstanding balances with manufacturers and non-manufacturers	84,013	124,796
	$1,168,440	$893,846
As of July 31, 2024, the interest-bearing U.S. floorplan payables carried a variable interest rate with a range of 7.19% to 10.68% compared to a range of 7.22% to 10.70% as of January 31, 2024. As of July 31, 2024, foreign floorplan payables carried a variable interest rate with a range of 5.18% to 7.51%, compared to a range of 5.24% to 8.27% as of January 31, 2024, on multiple lines of credit. The Company had non-interest-bearing floorplan payables of $594.1 million and $507.7 million, as of July 31, 2024 and January 31, 2024, respectively.

NOTE 9 - LONG TERM DEBT
The following is a summary of the Company's long-term debt as of July 31, 2024 and January 31, 2024:

Description	Maturity Dates	Interest Rates	July 31, 2024	January 31, 2024
			(in thousands)
Mortgage loans, secured	Various through May 2039	2.1% to 7.3%	$83,455	$88,669
Sale-leaseback financing obligations	Various through December 2030	6.1% to 6.2%	19,608	10,043
Vehicle loans, secured	Various through June 2030	2.1% to 7.4%	21,732	14,433
Other	Various through February 2029	1.2% to 7.0%	1,811	6,968
Total debt			126,606	120,113
Less: current maturities			(9,940)	(13,706)
Long-term debt, net			$116,666	$106,407
In the second quarter of fiscal year 2025, the Company signed an agreement to purchase 13 of its leased facilities at the end of the respective lease terms, resulting in an increase of the Sale-leaseback financing obligation by $11.2 million which is recorded to Current maturities of long-term debt and Long-term debt, less current maturities in the Condensed Consolidated Balance Sheet. The sale-leaseback finance modification expense was recorded to Interest and other income (expense) in the Condensed Consolidated Statements of Operations.
Additionally, in the second quarter of fiscal year 2025, the Company decreased the Other debt balance by $3.6 million for the debt cancellation in relation to a New Market Tax Credit Program, which is recorded to Current maturities of long-term debt in the Condensed Consolidated Balance Sheet. The gain in debt cancellation was recorded to Interest and other income (expense) in the Condensed Consolidated Statements of Operations.
NOTE 10 - DERIVATIVE INSTRUMENTS
The Company holds derivative instruments for the purpose of minimizing exposure to fluctuations in foreign currency exchange rates to which the Company is exposed in the normal course of its operations.
From time to time, the Company uses foreign currency forward contracts to hedge the effects of fluctuations in exchange rates on outstanding intercompany loans. The Company does not formally designate and document such derivative instruments as hedging instruments; however, the instruments are an effective economic hedge of the underlying foreign currency exposure. Both the gain or loss on the derivative instrument and the offsetting gain or loss on the underlying intercompany loan are recognized in earnings immediately, thereby eliminating or reducing the impact of foreign currency exchange rate fluctuations on net income. The Company's foreign currency forward contracts generally have one month to three-month maturities. The notional value of outstanding foreign currency contracts was $65.1 million and $25.3 million as of July 31, 2024 and January 31, 2024, respectively.
As of July 31, 2024 and January 31, 2024, the fair value of the Company's outstanding derivative instruments was not material. Derivative instruments recognized as assets are recorded in prepaid expenses and other in the Condensed Consolidated Balance Sheets, and derivative instruments recognized as liabilities are recorded in accrued expenses and other in the Condensed Consolidated Balance Sheets.
The following table sets forth the gains and losses recognized in income from the Company’s derivative instruments for the three and six months ended July 31, 2024 and 2023. Gains and losses are recognized in Interest and other income (expense) in the Condensed Consolidated Statements of Operations:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
	(in thousands)
Foreign currency contract gain (loss)	$(25)	$21	$128	$(39)

NOTE 11 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following is a summary of the changes in accumulated other comprehensive income (loss), by component, for the six month periods ended July 31, 2024 and 2023:

	Foreign Currency Translation Adjustment	Net Investment Hedging Gain	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, January 31, 2024	$(951)	$2,711	$1,760
Other comprehensive loss	(4,525)	—	(4,525)
Balance, April 30, 2024	(5,476)	2,711	(2,765)
Other comprehensive income	58	—	58
Balance, July 31, 2024	(5,418)	2,711	(2,707)

	Foreign Currency Translation Adjustment	Net Investment Hedging Gain	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, January 31, 2023	$(7,730)	$2,711	$(5,019)
Other comprehensive income	1,096	—	1,096
Balance, April 30, 2023	(6,634)	2,711	(3,923)
Other comprehensive income	550	—	550
Balance, July 31, 2023	(6,084)	2,711	(3,373)
NOTE 12 - LEASES
As Lessor
Revenue generated from leasing activities is disclosed, by segment, in Note 3 - Revenue. The following is the balance of our dedicated rental fleet assets, included in Property and equipment, net of accumulated depreciation in the condensed consolidated balance sheets, of our Construction segment as of July 31, 2024 and January 31, 2024:

	July 31, 2024	January 31, 2024
	(in thousands)
Rental fleet equipment	$81,284	$79,308
Less accumulated depreciation	(25,908)	(27,282)
	$55,376	$52,026
NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS
As of July 31, 2024, the fair value of the Company's foreign currency contracts, which are either assets or liabilities measured at fair value on a recurring basis, was not material. These foreign currency contracts were valued using a discounted cash flow analysis, which is an income approach, utilizing readily observable market data as inputs, which is classified as a Level 2 fair value measurement.
The Company also has financial instruments that are not recorded at fair value in the consolidated balance sheets, including cash, receivables, payables and long-term debt. The carrying amounts of these financial instruments approximated their fair values as of July 31, 2024 and January 31, 2024. The fair value of these financial instruments was estimated based on Level 2 fair value inputs. The estimated fair value of the Company's Level 2 long-term debt, which is provided for disclosure purposes only, is as follows:

	July 31, 2024	January 31, 2024
	(in thousands)
Carrying amount	$105,187	$99,031
Fair value	$100,398	$103,102

NOTE 14 - INCOME TAXES
Our effective tax rate was 1.3% and 24.7% for the three months ended July 31, 2024 and 2023, respectively. Our effective tax rate was 39.8% and 24.3% for the six months ended July 31, 2024 and 2023, respectively. The effective tax rate for the three and six months ended July 31, 2024 and 2023 were subject to various other factors such as the impact of certain discrete items, mainly the vesting of share-based compensation, the mix of domestic and foreign income, and the change of valuation allowances in certain foreign jurisdictions.
NOTE 15 - BUSINESS COMBINATIONS
Fiscal 2025
The Company acquired Gose Landtechnik e.K. on March 1, 2024, which consists of one location in Germany and is included in the Europe segment. This acquisition is not considered material to the overall consolidated financial statements during the three and six months ended July 31, 2024 and has been included in the Condensed Consolidated Financial Statements from the date of the acquisition.
Fiscal 2024
On October 2, 2023, the Company acquired all of the outstanding equity interests of O’Connors. The acquired business consisted of 15 Case IH dealership locations and one parts center in the states of New South Wales, South Australia, and Victoria in Southeastern Australia. Total cash consideration paid for O'Connors was $66.5 million, which was financed through available cash resources and line of credit availability. The 15 O’Connors store locations are included within the Australia segment. The Company incurred $1.1 million in acquisition related expenses in connection with this acquisition, which are included in Operating Expenses in the Consolidated Statements of Operations for the year ended January 31, 2024.
The Company completed other acquisitions that were not considered material, individually or collectively, to the overall consolidated financial statements during the year ended January 31, 2024. These acquisitions consisted of five locations of Pioneer Farm Equipment Co. on February 1, 2023, in the state of Idaho, one location of Midwest Truck Parts Inc. on June 1, 2023, in the state Minnesota and one location of Scott Supply Co. on January 10, 2024, in the state of South Dakota, all of which are included in the Agriculture segment. The Company also acquired MAREP GmbH on May 1, 2023, which included two locations in Germany and is included in the Europe segment. These acquisitions have been included in the Condensed Consolidated Financial Statements from the date of the respective acquisition.

Purchase Price Allocation
Each of the above acquisitions has been accounted for under the acquisition method of accounting, which requires the Company to estimate the acquisition date fair value of the assets acquired and liabilities assumed. As of July 31, 2024, the purchase price allocation for all business combinations from fiscal year 2024 and prior are complete with the exception of the O'Connors acquisition for which the Company is in the process of finalizing the closing tax balances and intangible asset valuations. The following summarizes the acquisition date fair value of consideration transferred and the acquisition date fair value of the identifiable assets acquired and liabilities assumed, including an amount for goodwill (in thousands):

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

Pro Forma Information
The following summarized unaudited pro forma condensed statement of operations information for the three and six months ended July 31, 2024 and 2023, assuming that the O'Connors acquisition occurred as of February 1, 2023. The Company prepared the following summarized unaudited pro forma financial results for comparative purposes only. The summarized unaudited pro forma information may not be indicative of the results that would have occurred had the Company completed the acquisition as of February 1, 2023 or that will be attained in the future.

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
	(in thousands)
Total Revenues	$633,674	$737,920	$1,262,376	$1,349,005
Net (Loss) Income	$(4,304)	$35,456	$5,136	$63,162
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
Certain financial information for each of the Company’s business segments is set forth below.

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Revenue
Agriculture	$424,036	$469,069	$871,721	$892,266
Construction	80,191	82,863	151,683	154,860
Europe	68,149	90,636	133,254	165,073
Australia (1)	61,298	—	105,718	—
Total	$633,674	$642,568	$1,262,376	$1,212,199

Income (Loss) Before Income Taxes
Agriculture	$635	$33,029	$13,680	$57,181
Construction	(4,893)	5,156	(4,625)	9,689
Europe	(2,270)	5,568	(919)	11,952
Australia	1,362	—	876	—
Segment income before income taxes	(5,166)	43,753	9,012	78,822
Shared Resources	916	(2,162)	(477)	(1,790)
Total	$(4,250)	$41,591	$8,535	$77,032
(1) Australia segment was created through the O'Connors acquisition that closed in October 2023.

	July 31, 2024	January 31, 2024
	(in thousands)
Total Assets
Agriculture	$1,340,057	$1,183,367
Construction	316,233	257,142
Europe	291,699	280,354
Australia	205,298	225,421
Segment assets	2,153,287	1,946,284
Shared Resources	67,262	45,977
Total	$2,220,549	$1,992,261
Net sales and long-lived assets, by geographic area were as follows:

	Revenue
	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
	(in thousands)
United States	$504,227	$551,932	$1,023,404	$1,047,126
Australia (1)	61,298	—	105,718	—
Other international countries	68,149	90,636	133,254	165,073
	$633,674	$642,568	$1,262,376	$1,212,199
(1) Australia segment was created through the O'Connors acquisition that closed in October 2023.

	Long-lived assets
	July 31, 2024	January 31, 2024
	(in thousands)
United States	$347,810	$305,512
Australia	26,988	27,637
Other international countries	21,099	21,233
	$395,897	$354,382

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
Demand for agricultural equipment and, to a lesser extent, parts and service support, is impacted by agricultural commodity prices and net farm income. Based on February 2024 U.S. Department of Agriculture publications, net farm income is estimated to decrease by 25.5% in calendar year 2024, as compared to calendar year 2023, but remain in line with the average inflation adjusted net farm income for the previous 20 years. Given this expected decrease in farmer profitability, the industry is experiencing decreased demand for equipment purchases.
For the second quarter of fiscal 2025, our net loss was $4.3 million, or $0.19 loss per diluted share, compared to a fiscal 2024 second quarter net income of $31.3 million, or $1.38 per diluted share. Significant factors impacting the quarterly comparisons were:
•Gross profit margin decreased to 17.7% for the second quarter of fiscal 2025, as compared to 20.8% for the second quarter of fiscal 2024. The decrease in gross profit margin is primarily due to lower equipment margins, which are being driven by higher levels of inventory and softening demand.
•Floorplan interest expense increased by $6.8 million in the second quarter of fiscal 2025 as compared to the same period in fiscal 2024. The increase is primarily due to a higher level of interest-bearing inventory and usage of existing floorplan capacity to finance the O'Connors acquisition in October 2023.
•Revenue in the second quarter of fiscal 2025 decreased by 1.4% compared to the second quarter of fiscal 2024. The revenue decrease was led by softening of demand for equipment purchases due to the expected decline of net farm income this growing season and offset by the additional revenue resulting from the acquisition of O'Connors, in October 2023.
•Interest income and other income (expense) decreased $7.7 million in the second quarter of fiscal 2025 as compared to the same period in fiscal 2024, primarily due to a one-time, non-cash sale-leaseback financing expense of $11.2 million related to the agreement to purchase 13 of our leased facilities at the end of the respective lease terms.
Acquisitions
Fiscal 2024
J.J. O’Connor & Sons Pty. Ltd. Acquisition
On October 2, 2023, we acquired all of the outstanding equity interests of O’Connors. The acquired business consisted of 15 CaseIH dealership locations and one parts center in the states of New South Wales, South Australia, and Victoria in Southeastern Australia. O'Connors has been a successful Case IH complex, and our acquisition of this entity provides us with the opportunity to expand our international presence into the large, well-established Australian agriculture market. Total cash consideration paid for O'Connors was $66.5 million, which was financed through available cash resources and line of credit availability. The 15 O’Connors store locations are included within our Australia segment.

ERP Transition
We are in the process of converting to a new Enterprise Resource Planning ("ERP") application. The new ERP application is expected to provide data-driven and mobile-enabled sales and support tools to improve employee efficiency and deliver an enhanced customer experience. We have implemented a phased roll-out plan to integrate all of our domestic stores to the new ERP, which we plan to complete by the end of fiscal year 2025.
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
Comparative financial data for each of our four sources of revenue are expressed below.

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
	(dollars in thousands)		(dollars in thousands)
Equipment
Revenue	$465,233	$480,122	$933,322	$909,498
Cost of revenue	422,236	414,800	834,476	783,062
Gross profit	$42,997	$65,322	$98,846	$126,436
Gross profit margin	9.2%	13.6%	10.6%	13.9%
Parts
Revenue	$109,805	$108,510	$218,032	$205,116
Cost of revenue	74,239	73,086	147,390	138,190
Gross profit	$35,566	$35,424	$70,642	$66,926
Gross profit margin	32.4%	32.6%	32.4%	32.6%
Service
Revenue	$47,268	$42,478	$92,346	$77,411
Cost of revenue	16,144	14,208	32,920	26,617
Gross profit	$31,124	$28,270	$59,426	$50,794
Gross profit margin	65.8%	66.6%	64.4%	65.6%
Rental and other
Revenue	$11,368	$11,458	$18,676	$20,174
Cost of revenue	8,676	7,075	13,458	12,351
Gross profit	$2,692	$4,383	$5,218	$7,823
Gross profit margin	23.7%	38.3%	27.9%	38.8%

The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Revenue
Equipment	73.4%	74.7%	73.9%	75.0%
Parts	17.3%	16.9%	17.3%	16.9%
Service	7.5%	6.6%	7.3%	6.4%
Rental and other	1.8%	1.8%	1.5%	1.7%
Total Revenue	100.0%	100.0%	100.0%	100.0%
Total Cost of Revenue	82.3%	79.2%	81.5%	79.2%
Gross Profit Margin	17.7%	20.8%	18.5%	20.8%
Operating Expenses	15.0%	13.8%	15.4%	14.0%
Impairment of Goodwill	0.1%	—%	—%	—%
Impairment of Intangible and Long-Lived Assets	0.1%	—%	0.1%	—%
Income from Operations	2.5%	6.9%	3.0%	6.8%
Other Expense	(3.2)%	(0.5)%	(2.4)%	(0.4)%
(Loss) Income Before Income Taxes	(0.7)%	6.5%	0.7%	6.4%
Provision for Income Taxes	—%	1.6%	0.3%	1.5%
Net (Loss) Income	(0.7)%	4.9%	0.4%	4.8%
Three Months Ended July 31, 2024 Compared to Three Months Ended July 31, 2023
Consolidated Results
Revenue

	Three Months Ended July 31,		Increase/	Percent
	2024	2023	(Decrease)	Change
	(dollars in thousands)
Equipment	$465,233	$480,122	$(14,889)	(3.1)%
Parts	109,805	108,510	1,295	1.2%
Service	47,268	42,478	4,790	11.3%
Rental and other	11,368	11,458	(90)	(0.8)%
Total Revenue	$633,674	$642,568	$(8,894)	(1.4)%
Total revenue for the second quarter of fiscal 2025 declined by 1.4% or $8.9 million compared to the second quarter of fiscal 2024 primarily due to same-store sales decrease of 12.5% which were negatively impacted by challenging industry conditions such as decreases in agricultural commodity prices and projected net farm income that have a negative effect on customer sentiment. Net farm income has been strong in many of the recent years; however, in February 2024, the U.S. Department of Agriculture published its projection of a 25.5% decrease in net farm income from calendar year 2023 to 2024. A change in actual or anticipated net farm income generally have a direct correlation with the equipment revenue we earn. These decreases were offset by the acquisition of O'Connors that was completed in October 2023.

	Three Months Ended July 31,		Increase/	Percent
	2024	2023	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$42,997	$65,322	$(22,325)	(34.2)%
Parts	35,566	35,424	142	0.4%
Service	31,124	28,270	2,854	10.1%
Rental and other	2,692	4,383	(1,691)	(38.6)%
Total Gross Profit	$112,379	$133,399	$(21,020)	(15.8)%
Gross Profit Margin
Equipment	9.2%	13.6%	(4.4)%	(32.4)%
Parts	32.4%	32.6%	(0.2)%	(0.6)%
Service	65.8%	66.6%	(0.8)%	(1.2)%
Rental and other	23.7%	38.3%	(14.6)%	(38.1)%
Total Gross Profit Margin	17.7%	20.8%	(3.1)%	(14.9)%
Gross Profit Mix
Equipment	38.3%	49.0%	(10.7)%	(21.8)%
Parts	31.6%	26.6%	5.0%	18.8%
Service	27.7%	21.2%	6.5%	30.7%
Rental and other	2.4%	3.2%	(0.8)%	(25.0)%
Total Gross Profit Mix	100.0%	100.0%
Gross profit for the second quarter of fiscal 2025 decreased 15.8% or $21.0 million, as compared to the same period last year. Gross profit margin declined to 17.7% in the current quarter from 20.8% in the prior year quarter. The decrease in gross profit margin in the second quarter of fiscal 2025 was primarily due to lower equipment margins, which are being driven by higher levels of inventory and softening demand.
Our Company-wide absorption rate — which is calculated by dividing our gross profit from sales of parts, service and rental fleet by our operating expenses, less commission expense on equipment sales, plus interest expense on floorplan payables and rental fleet debt — decreased to 71.8% for the second quarter of fiscal 2025 compared to 88.9% during the same period last year. The decrease in our absorption rate was primarily due to increased floorplan interest expense in the second quarter of fiscal 2025 compared to the same period last year.
Operating Expenses

	Three Months Ended July 31,		Increase/	Percent
	2024	2023	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$95,156	$88,751	$6,405	7.2%
Operating Expenses as a Percentage of Revenue	15.0%	13.8%	1.2%	8.7%
Our operating expenses in the second quarter of fiscal 2025 increased 7.2% as compared to the second quarter of fiscal 2024. The increase in operating expenses was primarily the result of additional operating expenses due to acquisitions that have taken place in the past year. Operating expenses as a percentage of revenue increased to 15.0% in the second quarter of fiscal 2025 from 13.8% in the second quarter of fiscal 2024.

Impairment Charges

	Three Months Ended July 31,		Increase/	Percent
	2024	2023	(Decrease)	Change
	(dollars in thousands)
Impairment of Goodwill	$531	$—	n/m	n/m
Impairment of Intangible and Long-Lived Assets	$942	$—	n/m	n/m
*n/m - not meaningful
In the second quarter of fiscal 2025, we recognized $0.5 million in impairment expense related to goodwill assets and $0.9 million in impairment expense related to other intangible and long-lived assets in our German reporting unit which is included in our Europe segment.
Other Income (Expense)

	Three Months Ended July 31,		Increase/	Percent
	2024	2023	(Decrease)	Change
	(dollars in thousands)
Interest and other income (expense)	$(7,048)	$641	$(7,689)	n/m
Floorplan interest expense	(9,218)	(2,457)	6,761	n/m
Other interest expense	(3,734)	(1,241)	2,493	n/m
The change in interest and other income (expense) for the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024 was primarily due to the recognition of an $11.2 million non-cash, sale-leaseback finance modification expense related to the agreement to purchase 13 of our leased facilities at the end of the respective lease terms and offset by the $3.6 million gain on cancellation of debt in relation to a New Market Tax Credit Program. The increase in floorplan interest expense for the second quarter of fiscal 2025 as compared to the second quarter of fiscal 2024 was primarily due to a higher level of interest-bearing inventory, including the usage of existing floorplan capacity to finance the O'Connors acquisition in October 2023. The increase in other interest expense in the second quarter of fiscal 2025 is the result of increased borrowing on our CNH Industrial revolver line of credit as well as an increased amount of long term debt outstanding resulting from real estate purchased as part of dealership acquisitions and purchases of previously leased facilities in fiscal 2024.
Provision for Income Taxes

	Three Months Ended July 31,		Increase/	Percent
	2024	2023	(Decrease)	Change
	(dollars in thousands)
Provision for Income Taxes	$54	$10,270	$(10,216)	(99.5)%
Our effective tax rate was 1.3% and 24.7% for each of the three months ended July 31, 2024 and July 31, 2023, respectively. The decreased effective tax rate was primarily due to the impact of certain discrete items, mainly the vesting of share-based compensation, the mix of domestic and foreign income and the impact of the recognition of valuation allowance on our foreign deferred tax assets.
The Organization for Economic Co-operation and Development’s (“OECD”) Pillar Two Global Anti-Base Erosion (“GloBE”) model rules, issued under the OECD Inclusive Framework on Base Erosion and Profit Shifting, introduce a global minimum tax of 15% applicable to multinational enterprise groups with consolidated financial statement revenue in excess of €750 million. Numerous foreign jurisdictions have already enacted tax legislation based on the GloBE rules, with some effective as early as January 1, 2024. As of July 31, 2024, we recognized a nominal income tax expense for Pillar Two GloBE minimum tax. The Company is continuously monitoring the evolving application of this legislation and assessing its potential impact on our future tax liability.

Segment Results
Certain financial information for our Agriculture, Construction, Europe and Australia business segments is presented below. “Shared Resources” in the table below refers to the various unallocated income/(expense) items that we have retained at the general corporate level. Revenue between segments is immaterial.

	Three Months Ended July 31,		Increase/	Percent
	2024	2023	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$424,036	$469,069	$(45,033)	(9.6)%
Construction	80,191	82,863	(2,672)	(3.2)%
Europe	68,149	90,636	(22,487)	(24.8)%
Australia	61,298	—	61,298	n/m
Total	$633,674	$642,568	$(8,894)	(1.4)%

Income (Loss) Before Income Taxes
Agriculture	$635	$33,029	$(32,394)	(98.1)%
Construction	(4,893)	5,156	(10,049)	n/m
Europe	(2,270)	5,568	(7,838)	(140.8)%
Australia	1,362	—	1,362	n/m
Segment Income (Loss) Before Income Taxes	(5,166)	43,753	(48,919)	(111.8)%
Shared Resources	916	(2,162)	3,078	142.4%
Total	$(4,250)	$41,591	$(45,841)	(110.2)%
Agriculture
Agriculture segment revenue for the second quarter of fiscal 2025 decreased 9.6% compared to the second quarter of fiscal 2024, primarily driven by a same-store sales decrease of 11.2%. The same-store sales decrease was due to a decrease in equipment revenue, which was negatively impacted by challenging industry conditions, including decreases in agricultural commodity prices and projected net farm income, which negatively affected customer sentiment in the second quarter of fiscal 2025, as compared to the same period in the prior year. Changes in actual or anticipated net farm income generally have a direct correlation with the equipment revenue we earn.
Agriculture segment income before income taxes for the second quarter of fiscal 2025 was $0.6 million compared to $33.0 million for the second quarter of fiscal 2024. The decrease in gross profit is primarily due to lower equipment margins, which is being driven by higher levels of inventory and softening demand. Additionally, we recorded a $6.1 million non-cash, sale-leaseback finance modification expense related to the agreement to purchase 13 of our leased facilities at the end of the respective lease terms.
Construction
Construction segment revenue for the second quarter of fiscal 2025 had a slight decline of 3.2% compared to the second quarter of fiscal 2024. The slight decrease in revenue was primarily due to lower parts sales.
Our Construction segment loss before income taxes was $4.9 million for the second quarter of fiscal 2025 compared to $5.2 million income before income taxes in the second quarter of fiscal 2024. The decrease in segment results was primarily led by a $5.1 million one-time, non-cash sale-leaseback finance modification expense related to the agreement to purchase 13 of our leased facilities at the end of the respective lease terms as well as increases in operating expenses and floorplan interest expense. The dollar utilization of our rental fleet decreased from 30.2% in the second quarter of fiscal 2024 to 24.7% in the second quarter of fiscal 2025. Dollar fleet utilization is calculated by dividing the rental revenue earned on our rental fleet by the average gross carrying value of our rental fleet (comprised of original equipment costs plus additional capitalized costs) for that period.
Europe
Europe segment revenue was $68.1 million for the second quarter of fiscal 2025 compared to $90.6 million in the second quarter of fiscal 2024. The decrease in revenue was impacted by the softening of new equipment demand, which was impacted by a decrease in global agricultural commodity prices, sustained higher interest rates and drought conditions in Eastern Europe which are impacting expected yields and grower profitability.
Our Europe segment loss before income taxes was $2.3 million for the second quarter of fiscal 2025 compared to segment income before income taxes of $5.6 million for the same period last year. The decrease in segment pre-tax income was primarily the result of decreased equipment sales as noted above as well as a reduction in gross profit margin due to softening of demand. Additionally, we recorded $0.5 million impairment expense related to goodwill and $0.9 million in impairment expense related to other intangible and long-lived assets.
Australia
We entered the Australian market in October 2023 with our acquisition of the O'Connors dealership business. Australia segment revenue for the second quarter of fiscal 2025 was $61.3 million. Our Australia segment income before income taxes was $1.4 million for the second quarter of fiscal 2025.
Shared Resources/Eliminations
We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate most of these net expenses to our segments. Since these allocations are set early in the year, unallocated balances may occur. Shared Resources income before income taxes was $0.9 million for the second quarter of fiscal 2025 compared to loss before income taxes of $2.2 million for the same period last year.

Six Months Ended July 31, 2024 Compared to Six Months Ended July 31, 2023
Consolidated Results
Revenue

	Six Months Ended July 31,		Increase/	Percent
	2024	2023	(Decrease)	Change
	(dollars in thousands)
Equipment	$933,322	$909,498	$23,824	2.6%
Parts	218,032	205,116	12,916	6.3%
Service	92,346	77,411	14,935	19.3%
Rental and other	18,676	20,174	(1,498)	(7.4)%
Total Revenue	$1,262,376	$1,212,199	$50,177	4.1%
Total revenue for the first six months of fiscal 2025 increased by 4.1%, or $50.2 million, compared to the first six months of fiscal 2024, driven primarily by the acquisition of O'Connors that was completed in October 2023 and offset by the decrease in Company-wide same-store sales of 6.1%. The same-store sales were negatively impacted by challenging industry conditions caused by decreases in agricultural commodity prices and projected net farm income, which have a negative effect on customer sentiment. Net farm income has been strong in recent years, however, in February 2024, the U.S. Department of Agriculture published its projection of a 25.5% decrease in net farm income from calendar year 2023 to 2024. A change in actual or anticipated net farm income generally has a direct correlation with the equipment revenue we earn.
Gross Profit

	Six Months Ended July 31,		Increase/	Percent
	2024	2023	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$98,846	$126,436	$(27,590)	(21.8)%
Parts	70,642	66,926	3,716	5.6%
Service	59,426	50,794	8,632	17.0%
Rental and other	5,218	7,823	(2,605)	(33.3)%
Total Gross Profit	$234,132	$251,979	$(17,847)	(7.1)%
Gross Profit Margin
Equipment	10.6%	13.9%	(3.3)%	(23.7)%
Parts	32.4%	32.6%	(0.2)%	(0.6)%
Service	64.4%	65.6%	(1.2)%	(1.8)%
Rental and other	27.9%	38.8%	(10.9)%	(28.1)%
Total Gross Profit Margin	18.5%	20.8%	(2.3)%	(11.1)%
Gross Profit Mix
Equipment	42.2%	50.2%	(8.0)%	(15.9)%
Parts	30.2%	26.6%	3.6%	13.5%
Service	25.4%	20.2%	5.2%	25.7%
Rental and other	2.2%	3.0%	(0.8)%	(26.7)%
Total Gross Profit Mix	100.0%	100.0%
 Gross profit decreased 7.1% or $17.8 million for the first six months of fiscal 2025, as compared to the same period last year. Gross profit margin also decreased to 18.5% in the first six months of fiscal 2025 from 20.8% in the same period last year. The decrease in gross profit margin for the first six months of the fiscal 2025 was primarily due to lower equipment margins, which are being driven by higher levels of inventory and softening demand.
Our Company-wide absorption rate for the first six months of fiscal 2025 decreased to 71.5%, as compared to 86.3% during the same period last year. The decrease in absorption was primarily driven by increased floorplan interest expense in the first six months of fiscal 2025 compared to the same period last year.

Operating Expenses

	Six Months Ended July 31,		Increase/	Percent
	2024	2023	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$194,314	$170,066	$24,248	14.3%
Operating Expenses as a Percentage of Revenue	15.4%	14.0%	1.4%	10.0%
Our operating expenses for the first six months of fiscal 2025 increased $24.2 million as compared to the first six months of fiscal 2024. The increase in operating expenses was primarily driven by acquisitions that have occurred in the last twelve months. Operating expenses as a percentage of revenue increased to 15.4% in the first six months of fiscal 2025 from 14.0% in the first six months of fiscal 2024.
Impairment Charges

	Six Months Ended July 31,		Increase/	Percent
	2024	2023	(Decrease)	Change
	(dollars in thousands)
Impairment of Goodwill	$531	$—	n/m	n/m
Impairment of Intangible and Long-Lived Assets	$942	$—	n/m	n/m
*N/M = Not Meaningful
In the second quarter of fiscal 2025, we recognized $0.5 million impairment expense related to goodwill assets and $0.9 million impairment expense related to other intangible and long-lived assets in our German reporting unit which is included in our Europe segment.
Other Income (Expense)

	Six Months Ended July 31,		Increase/	Percent
	2024	2023	(Decrease)	Change
	(dollars in thousands)
Interest and other income (expense)	$(7,335)	$1,362	$(8,697)	n/m
Floorplan interest expense	(16,282)	(3,729)	12,553	n/m
Other interest expense	(6,193)	(2,514)	3,679	n/m
The change in interest and other income (expense) compared to the first six months of fiscal 2024 was primarily due to the impact of the $11.2 million non-cash, sale-leaseback financing expense related to the agreement to purchase 13 of our leased facilities at the end of the respective lease terms and offset by the $3.6 million gain on cancellation of debt in relation to a New Market Tax Credit Program. Floorplan interest expense increased $12.6 million for the first six months of fiscal 2025, as compared to the same period last year, primarily due to a higher level of interest-bearing inventory, including the usage of existing floorplan capacity to finance the O'Connors acquisition in October 2023. The increase in other interest expense in the first six months of fiscal 2025 is the result of an increased amount of long term debt outstanding resulting from real estate purchased as part of dealership acquisitions and purchases of previously leased facilities in fiscal 2024 as well as increased borrowing on our CNH Industrial revolver line of credit.
Provision for Income Taxes

	Six Months Ended July 31,		Increase/	Percent
	2024	2023	Decrease	Change
	(dollars in thousands)
Provision for Income Taxes	$3,399	$18,745	$(15,346)	(81.9)%
Our effective tax rate was 39.8% for the first six months of fiscal 2025 and 24.3% for the same period last year. The increased effective tax rate for the six months ended July 31, 2024 and 2023 was primarily due to the impact of certain discrete items, mainly the vesting of share-based compensation, the mix of domestic and foreign income and the impact of the recognition of valuation allowance on our foreign deferred tax assets.

The Organization for Economic Co-operation and Development’s (“OECD”) Pillar Two Global Anti-Base Erosion (“GloBE”) model rules, issued under the OECD Inclusive Framework on Base Erosion and Profit Shifting, introduce a global minimum tax of 15% applicable to multinational enterprise groups with consolidated financial statement revenue in excess of €750 million. Numerous foreign jurisdictions have already enacted tax legislation based on the GloBE rules, with some effective as early as January 1, 2024. As of July 31, 2024, we recognized a nominal income tax expense for Pillar Two GloBE minimum tax. The Company is continuously monitoring the evolving application of this legislation and assessing its potential impact on our future tax liability.
Segment Results
Certain financial information for our Agriculture, Construction and Europe business segments is presented below. “Shared Resources” in the table below refers to the various unallocated income/(expense) items that we have retained at the general corporate level. Revenue between segments is immaterial.

	Six Months Ended July 31,		Increase/	Percent
	2024	2023	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$871,721	$892,266	$(20,545)	(2.3)%
Construction	151,683	154,860	(3,177)	(2.1)%
Europe	133,254	165,073	(31,819)	(19.3)%
Australia	105,718	—	105,718	n/m
Total	$1,262,376	$1,212,199	$50,177	4.1%

Income (Loss) Before Income Taxes
Agriculture	$13,680	$57,181	$(43,501)	(76.1)%
Construction	(4,625)	9,689	(14,314)	(147.7)%
Europe	(919)	11,952	(12,871)	(107.7)%
Australia	876	—	876	n/m
Segment Income Before Income Taxes	9,012	78,822	(69,810)	(88.6)%
Shared Resources	(477)	(1,790)	1,313	73.4%
Total	$8,535	$77,032	$(68,497)	(88.9)%
Agriculture
Agriculture segment revenue for the first six months of fiscal 2025 decreased 2.3% compared to the same period last year. The revenue decrease was due to a same-store sales decrease of 3.8% during the first six months of fiscal 2025 as compared to the prior year period. The same-store sales decrease was due to a decrease in equipment revenue, and was negatively impacted by challenging industry conditions, such as decreases in agricultural commodity prices and projected net farm income, which negatively affected customer sentiment in fiscal 2025, as compared to the same period in the prior year. Changes in actual or anticipated net farm income generally have a direct correlation with the equipment revenue we earn.
Agriculture segment income before income taxes was $13.7 million for the first six months of fiscal 2025 compared to $57.2 million over the first six months of fiscal 2024. The decrease in gross profit is primarily due to lower equipment margins, which are driven by higher levels of inventory and softening demand. In addition, we recorded a $6.1 million non-cash, sale-leaseback finance modification expense related to the agreement to purchase 13 of our leased facilities at the end of the respective lease terms and had an increase in our floorplan interest expense.
Construction
Construction segment revenue for the first six months of fiscal 2025 decreased 2.1% compared to the same period last year. The lower revenue was driven primarily by the decrease in same-store sales of 2.1% for the first six months of fiscal 2025, as compared to the same period last year, due to lower parts sales.
Our Construction segment loss before income taxes was $4.6 million for the first six months of fiscal 2025 compared to $9.7 million for the first six months of fiscal 2024. The decrease in segment results was primarily due to a $5.1 million non-cash, sale-leaseback finance modification expense related to the agreement to purchase for 13 of our leased facilities at the end of the respective lease term and a decrease in same-store sales as described above. The dollar utilization of our rental fleet decreased from 28.5% in the first six months of fiscal 2024 to 23.2% in the first six months of fiscal 2025.
Europe
Europe segment revenue for the first six months of fiscal 2025 decreased 19.3% compared to the same period last year. The decrease in revenue was impacted by the softening of new equipment demand, which was impacted by a decrease in global agricultural commodity prices, sustained higher interest rates and the drought conditions in Eastern Europe which are impacting expected yields and grower profitability.
Our Europe segment loss before income taxes was $0.9 million for the first six months of fiscal 2025 compared to $12.0 million of income before income taxes for the same period last year. The decrease in segment pre-tax income was primarily the result of decreased equipment sales as noted above. Additionally, we recorded $0.5 million of impairment expense related to certain goodwill assets and $0.9 million in impairment expense related to other intangible assets and long-lived assets.
Australia
We entered the Australian market in October 2023 with our acquisition of the O'Connors dealership business. Australia segment revenue for the first six months of fiscal 2025 was $105.7 million. Our Australia segment income before income taxes was $0.9 million for the first six months of fiscal 2025.
Shared Resources/Eliminations
We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate most of these net expenses to our segments. Since these allocations are set early in the year, and a portion is planned to be unallocated, unallocated balances may occur. Shared Resources loss before income taxes was $0.5 million for the first six months of fiscal 2025 compared to a loss before income taxes of $1.8 million for the same period last year.

Non-GAAP Financial Measures
To supplement net income and diluted earnings per share ("Diluted EPS"), both GAAP measures, we present adjusted net income and adjusted Diluted EPS, both non-GAAP financial measures, which include an adjustment for the impact of a one-time, non-cash sale-leaseback financing expense. We believe that the presentation of adjusted net income and adjusted Diluted EPS is relevant and useful to our management and investors because it provides a measurement of earnings on activities that we consider to occur in the ordinary course of our business. Adjusted net income and adjusted Diluted EPS should be evaluated in addition to, and not considered a substitute for, or superior to, the most comparable GAAP measure. In addition, other companies may calculate these non-GAAP financial measures in a different manner, which may hinder comparability of our adjusted results with those of other companies.
The following tables reconcile (i) net income, a GAAP measure, to adjusted net income and (ii) Diluted EPS, a GAAP measure, to adjusted Diluted EPS:

TITAN MACHINERY INC.
Non-GAAP Reconciliations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023

Adjusted Diluted Earnings (Loss) Per Share
Diluted Earnings (Loss) Per Share	$(0.19)	$1.38	$0.22	$2.56
Adjustments
Impact of sale-leaseback finance modification expense (1)	0.48	—	0.49	—
Total Pre-Tax Adjustments	0.48	—	0.49	—
Less: Tax Effect of Adjustments	(0.12)	—	(0.12)	—
Total Adjustments	0.36	—	0.37	—
Adjusted Diluted Earnings Per Share	$0.17	$1.38	$0.59	$2.56

Adjusted Income (Loss) Before Income Taxes
Income (Loss) Before Income Taxes	$(4,250)	$41,591	$8,535	$77,032
Adjustments
Impact of sale-leaseback finance modification expense (1)	11,159	—	11,159	—
Total Adjustments	11,159	—	11,159	—
Adjusted Income Before Income Taxes	$6,909	$41,591	$19,694	$77,032
(1) One-time, non-cash accounting impact sale-leaseback finance modification expense related to the agreement to purchase 13 of our leased facilities at the end of the respective lease terms.
(2) The tax effect of U.S. related adjustments was calculated using a 25.5% tax rate, determined based on a 21% federal statutory rate and a 4.5% blended state income tax rate.
Liquidity and Capital Resources
Sources of Liquidity
Our primary sources of liquidity are cash reserves, cash generated from operations, and borrowings under our floorplan and other credit facilities. We expect these sources of liquidity to be sufficient to fund our working capital requirements, acquisitions, capital expenditures and other investments in our business, service our debt, pay our tax and lease obligations and other commitments and contingencies, and meet any seasonal operating requirements for the foreseeable future. However, our borrowing capacity under our credit agreements is dependent on compliance with various covenants as further described in the "Risk Factors" section of our Annual Report on Form 10-K.
Equipment Inventory and Floorplan and Working Capital Payable Credit Facilities
As of July 31, 2024, the Company had floorplan payable lines of credit for equipment purchases totaling $1.5 billion, which is primarily comprised of a $875.0 million credit facility with CNH Industrial, a $410.0 million floorplan payable line and a $90.0 million working capital line of credit under the Bank Syndicate Agreement, and a $80.0 million credit facility with DLL Finance.
Our equipment inventory turnover decreased from 2.7 times for the rolling 12 month period ended July 31, 2023 to 1.7 times for the rolling 12 month period ended July 31, 2024. The decrease in equipment turnover was attributable to an increase in equipment inventory over the rolling 12 month period ended July 31, 2024 and a decline in demand for equipment purchases. Our equity in equipment inventory, which reflects the portion of our equipment inventory balance that is not financed by floorplan payables, decreased to 11.4% as of July 31, 2024 from 18.2% as of January 31, 2024.
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
As of July 31, 2024, we were in compliance with the financial covenants under our CNH Industrial and DLL Finance credit agreements and we were not subject to the fixed charge coverage ratio covenant under the Bank Syndicate Agreement as our adjusted excess availability plus eligible cash collateral (as defined therein) was not less than 15% of the lesser of (i) aggregate borrowing base and (ii) maximum credit amount as of July 31, 2024. The financial covenants also require us to maintain an adjusted debt to tangible net worth ratio of 3.5, which is measured on a quarterly basis. While not expected to occur, if anticipated operating results were to create the likelihood of a future covenant violation, we would expect to work with our lenders on an appropriate modification or amendment to our financing arrangements.
Cash Flow
Cash Flow Used for Operating Activities
Net cash used for operating activities was $47.4 million for the first six months of fiscal 2025, compared to $122.7 million for the first six months of fiscal 2024. This decrease in the usage of cash for operating activities was primarily driven by an increase in the amount drawn on manufacturing floorplan payables and a favorable collection of outstanding receivables, which was partially offset by the decrease in net income for the first six months of fiscal 2025 compared to the prior year period.
Cash Flow Used for Investing Activities
Net cash used for investing activities was $21.5 million for the first six months of fiscal 2025, compared to $50.7 million for the first six months of fiscal 2024. The decrease in net cash used for investing activities was primarily the result of the acquisitions of Pioneer Farm Equipment and MAREP in the first six months of fiscal 2024.
Cash Flow Provided by Financing Activities
Net cash provided by financing activities was $62.4 million for the first six months of fiscal 2025 compared to $181.8 million for the first six months of fiscal 2024. The decrease was primarily driven by higher floorplan indebtedness incurred during the first six months of fiscal 2024.
Information Concerning Off-Balance Sheet Arrangements
As of July 31, 2024, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Therefore, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
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
Forward-looking statements are statements based on future expectations and specifically may include, among other things, the impact of farm income levels on customer demand for agricultural equipment and services, the effectiveness and expected benefits of our new ERP system and the timing of the phased roll-out of the ERP system to the Company's domestic locations, the general market conditions of the agricultural and construction industries, equipment inventory levels and our ability to manage inventory down to target levels and the effects of these actions on future results, and our primary liquidity sources being sufficient to meet future business needs for the foreseeable future, and the adequacy of our capital resources to provide for our liquidity needs for the next 12 months. Any statements that are not based upon historical facts, including the outcome of events that have not yet occurred and our expectations for future performance, are forward-looking statements. The words “potential,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” “plan,” “anticipate,” and similar words and expressions are intended to identify forward-looking statements. These statements are based upon the current beliefs and expectations of our management. These forward-looking statements involve important risks and uncertainties that could significantly affect anticipated results or outcomes in the future and, accordingly, actual results or outcomes may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, the impact of the Russia-Ukraine conflict on our Ukrainian subsidiary, our ability to successfully integrate and realize growth opportunities and synergies in connection with the O'Connors acquisition, the risk that we have assumed unforeseen or other liabilities in connection with the O'Connors acquisition and the impact of those conditions and obligations imposed on us under the CaseIH dealer agreements entered into in connection with the Heartland companies acquisition for the commercial application equipment business, our substantial dependence on CNH Industrial, including CNH Industrial's ability to design, manufacture and allocate inventory to our stores in quantities necessary to satisfy our customer's demands, disruptions of supply chains and associated impacts on the Company's supply vendors and their ability to provide the Company with sufficient and timely inventory to meet customer demand, adverse market conditions in the agricultural and construction equipment industries, and those matters identified and discussed under the section titled “Risk Factors” in our Annual Report on Form 10-K. In addition to those matters, there may exist additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that may materially adversely affect our business, financial condition or results of operations and may cause results to differ materially from those contained in any forward-looking statement. Other than as required by applicable law, we disclaim any obligation to update such risks and uncertainties or to publicly announce results of revisions to any of the forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect future events or developments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates.
Interest Rate Risk
Exposure to changes in interest rates results from borrowing activities used to fund operations. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. We have both fixed and floating rate financing. Some of our floating rate credit facilities contain minimum rates of interest to be charged. Based upon our interest-bearing balances and interest rates as of July 31, 2024, holding other variables constant, a one percentage point change in interest rates for the next 12-month period would have a positive or negative impact to the pre-tax earnings and cash flow by approximately $5.8 million. At July 31, 2024, we had floorplan payables of $1.2 billion, of which approximately $574.3 million was variable-rate and $594.1 million was non-interest bearing. In addition, at July 31, 2024, we had total long-term debt, including finance lease obligations, of $171.5 million, primarily all of which was fixed rate debt.
Foreign Currency Exchange Rate Risk
Our foreign currency exposures arise as the result of our foreign operations. We are exposed to transactional foreign currency exchange rate risk through our foreign entities’ holding assets and liabilities denominated in currencies other than their functional currency. In addition, the Company is exposed to foreign currency transaction risk as a result of certain intercompany financing transactions. The Company attempts to manage its transactional foreign currency exchange rate risk through the use of derivative financial instruments, primarily foreign exchange forward contracts, or through natural hedging instruments. Based upon balances and exchange rates as of July 31, 2024, holding other variables constant, we believe that a hypothetical 10% increase or decrease in all applicable foreign exchange rates would not have a material impact on our results of operations or cash flows. As of July 31, 2024, our Ukrainian subsidiary had $0.1 million of net monetary liabilities denominated in Ukrainian hryvnia ("UAH"). We have attempted to minimize our net monetary asset position in Ukraine through reducing overall asset levels in Ukraine and at times through borrowing in UAH which serves as a natural hedging instrument offsetting our net UAH denominated assets. Many of the currency and payment controls the National Bank of Ukraine imposed in February 2022, have been relaxed, making it more practicable to manage our UAH exposure. However, the continuation of the Russia/Ukraine conflict could lead to more significant UAH devaluations or more stringent payment controls in the future. The inability to fully manage our net monetary asset position and continued UAH devaluations for an extended period of time, could have a significant adverse impact on our results of operations and cash flows.
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
ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
None.
ITEM 3.                DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.                MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.                OTHER INFORMATION
(c) During the fiscal quarter ended July 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6.                EXHIBITS
Exhibits - See “Exhibit Index” on page immediately prior to signatures.

EXHIBIT INDEX
TITAN MACHINERY INC.
FORM 10-Q

No.	Description

10.1	Second Amended and Restated Titan Machinery Inc., 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the registrant's Current Report of Form 8-K filed with Securities and Exchange Commission on June 4, 2024).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended July 31, 2024, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	September 5, 2024
TITAN MACHINERY INC.

		By	/s/ Robert Larsen
Robert Larsen
Chief Financial Officer
(Principal Financial Officer)