Form 10-Q
period 2024-10-31
Titan Machinery Inc.
filed 2024-12-05
CIK 1409171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2024
OR

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

As of December 2, 2024, 23,125,692 shares of Common Stock, $0.00001 par value, of the registrant were outstanding.

TITAN MACHINERY INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)

	October 31, 2024	January 31, 2024

Assets
Current Assets
Cash	$23,420	$38,066
Receivables, net of allowance for expected credit losses	140,295	153,657
Inventories, net	1,413,088	1,303,030
Prepaid expenses and other	19,896	24,262
Total current assets	1,596,699	1,519,015
Noncurrent Assets
Property and equipment, net of accumulated depreciation	357,056	298,774
Operating lease assets	37,520	54,699
Deferred income taxes	535	529
Goodwill	63,865	64,105
Intangible assets, net of accumulated amortization	52,074	53,356
Other	1,654	1,783
Total noncurrent assets	512,704	473,246
Total Assets	$2,109,403	$1,992,261

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$44,689	$43,846
Floorplan payable	1,048,221	893,846
Current maturities of long-term debt	9,500	13,706
Current operating lease liabilities	8,178	10,751
Deferred revenue	41,979	115,852
Accrued expenses and other	59,460	74,400
Total current liabilities	1,212,027	1,152,401
Long-Term Liabilities
Long-term debt, less current maturities	131,134	106,407
Operating lease liabilities	34,814	50,964
Deferred income taxes	19,701	22,607
Other long-term liabilities	43,527	2,240
Total long-term liabilities	229,176	182,218
Commitments and Contingencies
Stockholders' Equity
Common stock, par value $.00001 per share, 45,000,000 shares authorized; 23,125,967 shares issued and outstanding at October 31, 2024; 22,848,138 shares issued and outstanding at January 31, 2024	—	—
Additional paid-in-capital	261,011	258,657
Retained earnings	404,075	397,225
Accumulated other comprehensive income	3,114	1,760
Total stockholders' equity	668,200	657,642
Total Liabilities and Stockholders' Equity	$2,109,403	$1,992,261
 See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Revenue
Equipment	$495,147	$521,775	$1,428,469	$1,431,272
Parts	121,086	114,962	339,118	320,077
Service	51,122	44,767	143,468	122,178
Rental and other	12,469	12,611	31,145	32,785
Total Revenue	679,824	694,115	1,942,200	1,906,312
Cost of Revenue
Equipment	458,345	454,598	1,292,821	1,237,660
Parts	83,542	78,585	230,932	216,775
Service	17,833	14,393	50,753	41,010
Rental and other	9,610	8,198	23,068	20,549
Total Cost of Revenue	569,330	555,774	1,597,574	1,515,994
Gross Profit	110,494	138,341	344,626	390,318
Operating Expenses	98,773	92,115	293,087	262,182
Impairment of Goodwill	—	—	531	—
Impairment of Intangible and Long-Lived Assets	264	—	1,206	—
Income from Operations	11,457	46,226	49,802	128,136
Other Income (Expense)
Interest and other (expense) income	3,097	(235)	(4,239)	1,129
Floorplan interest expense	(9,993)	(4,045)	(26,275)	(7,774)
Other interest expense	(4,286)	(1,494)	(10,479)	(4,008)
Income Before Income Taxes	275	40,452	8,809	117,483
(Benefit) Provision for Income Taxes	(1,438)	10,259	1,959	29,004
Net Income	$1,713	$30,193	$6,850	$88,479

Earnings per Share:
Basic	$0.07	$1.32	$0.30	$3.88
Diluted	$0.07	$1.32	$0.30	$3.88

Weighted Average Common Shares:
Basic	22,631	22,512	22,597	22,487
Diluted	22,631	22,517	22,599	22,493
 See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Net Income	$1,713	$30,193	$6,850	$88,479
Other Comprehensive (Loss) Income
Foreign currency translation adjustments	5,821	(1,938)	1,354	(292)
Comprehensive Income	$7,534	$28,255	$8,204	$88,187
 See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares Outstanding	Amount
Balance at January 31, 2024	22,848	$—	$258,657	$397,225	$1,760	$657,642
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	(30)	—	(794)	—	—	(794)
Stock-based compensation expense	—	—	837	—	—	837
Net income	—	—	—	9,441	—	9,441
Other comprehensive loss	—	—	—	—	(4,525)	(4,525)
Balance at April 30, 2024	22,818	$—	$258,700	$406,666	$(2,765)	$662,601
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	310	—	(51)	—	—	(51)
Stock-based compensation expense	—	—	1,262	—	—	1,262
Net loss	—	—	—	(4,304)	—	(4,304)
Other comprehensive income	—	—	—	—	58	58
Balance at July 31, 2024	23,128	$—	$259,911	$402,362	$(2,707)	$659,566
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	(2)	—	(4)	—	—	(4)
Stock-based compensation expense	—	—	1,104	—	—	1,104
Net income	—	—	—	1,713	—	1,713
Other comprehensive income	—	—	—	—	5,821	5,821
Balance at October 31, 2024	23,126	$—	$261,011	$404,075	$3,114	$668,200

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares Outstanding	Amount
Balance at January 31, 2023	22,698	$—	$256,541	$284,784	$(5,019)	$536,306
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	(29)	—	(993)	—	—	(993)
Stock-based compensation expense	—	—	659	—	—	659
Net income	—	—	—	26,965	—	26,965
Other comprehensive income	—	—	—	—	1,096	1,096
Balance at April 30, 2023	22,669	$—	$256,207	$311,749	$(3,923)	$564,033
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	195	—	(7)	—	—	(7)
Stock-based compensation expense	—	—	784	—	—	784
Net income	—	—	—	31,321	—	31,321
Other comprehensive income	—	—	—	—	550	550
Balance at July 31, 2023	22,864	$—	$256,984	$343,070	$(3,373)	$596,681
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	(1)	—	1	—	—	1
Stock-based compensation expense	—	—	896	—	—	896
Net income	—	—	—	30,193	—	30,193
Other comprehensive loss	—	—	—	—	(1,938)	(1,938)
Balance at October 31, 2023	22,863	$—	$257,881	$373,263	$(5,311)	$625,833
See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended October 31,
	2024	2023
Operating Activities
Net income	$6,850	$88,479
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	28,687	22,871
Impairment	1,737	—
Deferred income taxes	(3,003)	(3,731)
Stock-based compensation expense	3,203	2,339
Noncash interest expense	537	206
Noncash lease expense	6,532	7,004
Sale-leaseback finance modification expense	11,159	—
Gain on extinguishment of debt	(3,585)	—
Other, net	(1,255)	(1,376)
Changes in assets and liabilities, net of effects of acquisitions
Receivables	12,541	(31,947)
Prepaid expenses and other assets	9,124	5,774
Inventories	(114,485)	(358,837)
Manufacturer floorplan payable	78,714	274,968
Deferred revenue	(76,838)	(77,425)
Accounts payable, accrued expenses and other and other long-term liabilities	(16,113)	(10,386)
Net Cash Used for Operating Activities	(56,195)	(82,061)
Investing Activities
Rental fleet purchases	(514)	(5,154)
Property and equipment purchases (excluding rental fleet)	(30,284)	(36,770)
Proceeds from sale of property and equipment	1,490	6,451
Acquisition consideration, net of cash acquired	(260)	(27,935)
Other, net	129	(643)
Net Cash Used for Investing Activities	(29,439)	(64,051)
Financing Activities
Net change in non-manufacturer floorplan payable	77,990	174,353
Proceeds from long-term debt borrowings	12,440	7,721
Principal payments on long-term debt and finance leases	(14,748)	(10,685)
Payment of debt issuance costs	(3,754)	(121)
Other, net	(960)	(1,000)
Net Cash Provided by Financing Activities	70,968	170,268
Effect of Exchange Rate Changes on Cash	20	1,912
Net Change in Cash	(14,646)	26,068
Cash at Beginning of Period	38,066	43,913
Cash at End of Period	$23,420	$69,981
Supplemental Disclosures of Cash Flow Information
Cash paid during the period
Income taxes, net of refunds	$5,887	$28,890
Interest	$33,899	$10,480
Supplemental Disclosures of Noncash Investing and Financing Activities
Net property and equipment financed with long-term debt, finance leases, accounts payable and accrued liabilities	$12,484	$5,479
Long-term debt to acquire finance leases	$42,182	$—
Net transfer of assets to property and equipment from inventories	$(7,626)	$(400)
See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 - BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The quarterly operating results for Titan Machinery Inc. (the “Company”) are subject to fluctuation due to varying weather patterns and other factors influencing customer profitability, which may impact the timing and amount of equipment purchases, rentals, and after-sales parts and service purchases by the Company’s agriculture, construction and international customers. Therefore, operating results for the nine-months ended October 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2025. The information contained in the consolidated balance sheet as of January 31, 2024 was derived from the audited consolidated financial statements of the Company for the fiscal year then ended. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2024 as filed with the SEC.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in ASU 2024-03 require public entities to disclose specified information about certain costs and expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 with early adoption permitted. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated statements.

NOTE 2 - EARNINGS PER SHARE
The following table sets forth the calculation of basic and diluted earnings per share (EPS):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
	(in thousands, except per share data)
Numerator:
Net income	$1,713	$30,193	$6,850	$88,479
Allocation to participating securities	(37)	(465)	(119)	(1,153)
Net income attributable to Titan Machinery Inc. common stockholders	$1,676	$29,728	$6,731	$87,326
Denominator:
Basic weighted-average common shares outstanding	22,631	22,512	22,597	22,487
Plus: incremental shares from vesting of restricted stock units	—	5	2	6
Diluted weighted-average common shares outstanding	22,631	22,517	22,599	22,493

Earnings Per Share:
Basic	$0.07	$1.32	$0.30	$3.88
Diluted	$0.07	$1.32	$0.30	$3.88

Anti-dilutive shares excluded from diluted weighted-average common shares outstanding:
Restricted stock units	12	—	—	—

NOTE 3 - REVENUE
Revenue is recognized when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration we expect to collect in exchange for those goods or services. Sales, value added and other taxes collected from our customers concurrent with our revenue activities are excluded from revenue.
The following tables present our revenue disaggregated by revenue source and segment:

	Three Months Ended October 31, 2024
	Agriculture	Construction	Europe	Australia (1)	Total
	(in thousands)
Equipment	$358,430	$53,770	$41,893	$41,054	$495,147
Parts	84,763	13,704	16,290	6,329	121,086
Service	37,275	7,730	3,516	2,601	51,122
Other	1,056	490	196	151	1,893
Revenue from contracts with customers	481,524	75,694	61,895	50,135	669,248
Rental	498	9,591	487	—	10,576
Total revenue	$482,022	$85,285	$62,382	$50,135	$679,824
(1) Australia segment was created through the Company's acquisition of J.J. O’Connor & Sons Pty. Ltd. ("O’Connors") in October 2023.

	Nine Months Ended October 31, 2024
	Agriculture	Construction	Europe	Australia	Total
	(in thousands)
Equipment	$1,009,699	$153,710	$138,537	$126,523	$1,428,469
Parts	235,159	36,583	46,220	21,156	339,118
Service	104,787	21,744	9,350	7,587	143,468
Other	2,931	1,327	546	586	5,390
Revenue from contracts with customers	1,352,576	213,364	194,653	155,852	1,916,445
Rental	1,168	23,607	980	—	25,755
Total revenue	$1,353,744	$236,971	$195,633	$155,852	$1,942,200

	Three Months Ended October 31, 2023
	Agriculture	Construction	Europe	Total
	(in thousands)
Equipment	$408,648	$47,364	$65,763	$521,775
Parts	86,173	12,943	15,846	114,962
Service	34,718	7,084	2,965	44,767
Other	1,333	547	318	2,198
Revenue from contracts with customers	530,872	67,938	84,892	683,702
Rental	532	9,570	311	10,413
Total revenue	$531,404	$77,508	$85,203	$694,115

	Nine Months Ended October 31, 2023
	Agriculture	Construction	Europe	Total
	(in thousands)
Equipment	$1,086,840	$146,519	$197,913	$1,431,272
Parts	237,966	39,144	42,967	320,077
Service	93,510	20,767	7,901	122,178
Other	3,735	1,496	869	6,100
Revenue from contracts with customers	1,422,051	207,926	249,650	1,879,627
Rental	1,618	24,442	625	26,685
Total revenue	$1,423,669	$232,368	$250,275	$1,906,312

Unbilled Receivables and Deferred Revenue
Unbilled receivables from contracts with customers amounted to $35.0 million and $22.3 million as of October 31, 2024 and January 31, 2024, respectively. This increase in unbilled receivables is primarily the result of a seasonal increase in the volume of our service transactions in which we recognize revenue as our work is performed and prior to customer invoicing.
Deferred revenue from contracts with customers amounted to $41.7 million and $114.6 million as of October 31, 2024 and January 31, 2024, respectively. Our deferred revenue most often increases in the fourth quarter of each fiscal year due to a higher level of customer down payments or prepayments and longer time periods between customer payment and delivery of the equipment asset, and the related recognition of equipment revenue, prior to its seasonal use. During the nine months ended October 31, 2024 and 2023, the Company recognized $112.1 million and $118.0 million, respectively, of revenue that was included in the deferred revenue balance as of January 31, 2024 and January 31, 2023, respectively. No material amount of revenue was recognized during the nine months ended October 31, 2024 or 2023 from performance obligations satisfied in previous periods.
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

	October 31, 2024	January 31, 2024
	(in thousands)
Trade and unbilled receivables from contracts with customers
Trade receivables due from customers	$64,330	$83,187
Unbilled receivables	34,980	22,324
Less allowance for expected credit losses	(3,413)	(3,038)
	95,897	102,473

Short-term receivables due from finance companies	24,757	28,486

Trade and unbilled receivables from rental contracts
Trade receivables	4,873	3,101
Unbilled receivables	1,236	666
Less allowance for expected credit losses	(525)	(465)
	5,584	3,302
Other receivables
Due from manufacturers	13,137	18,775
Other	920	621
	14,057	19,396
Receivables, net of allowance for expected credit losses	$140,295	$153,657

Following is a summary of allowance for credit losses on trade and unbilled accounts receivable by segment:

	Agriculture	Construction	Europe	Australia (1)	Total
	(in thousands)
Balance at January 31, 2024	$164	$177	$2,638	59	$3,038
Current expected credit loss provision	340	174	(41)	19	492
Write-offs charged against allowance	(86)	(185)	(39)	(17)	(327)
Credit loss recoveries collected	10	86	99	3	198
Foreign exchange impact	—	—	10	2	12
Balance at October 31, 2024	$428	$252	$2,667	$66	$3,413
(1) Australia segment was created through the Company's acquisition of "O’Connors in October 2023.

	Agriculture	Construction	Europe	Total
	(in thousands)
Balance at January 31, 2023	$367	$124	$2,589	$3,080
Current expected credit loss provision	64	155	495	714
Write-offs charged against allowance	(191)	(95)	(56)	(342)
Credit loss recoveries collected	15	7	52	74
Foreign exchange impact	—	—	(11)	(11)
Balance at October 31, 2023	$255	$191	$3,069	$3,515
The following table presents impairment losses (recoveries) on receivables arising from sales contracts with customers and receivables arising from rental contracts reflected in Operating Expenses in the Condensed Consolidated Statements of Operations:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
	(in thousands)
Impairment losses (recoveries) on:
Receivables from sales contracts	$283	$362	$497	$714
Receivables from rental contracts	(9)	19	121	141
	$274	$381	$618	$855
NOTE 5 - INVENTORIES

	October 31, 2024	January 31, 2024
	(in thousands)
New equipment	$836,040	$745,445
Used equipment	381,539	347,041
Parts and attachments	189,073	203,124
Work in process	6,436	7,420
	$1,413,088	$1,303,030

NOTE 6 - PROPERTY AND EQUIPMENT

	October 31, 2024	January 31, 2024
	(in thousands)
Rental fleet equipment	$79,865	$79,308
Machinery and equipment	37,268	31,760
Vehicles	112,492	103,765
Furniture and fixtures	29,362	57,935
Land, buildings, and leasehold improvements	262,270	204,992
	521,257	477,760
Less accumulated depreciation	(164,201)	(178,986)
	$357,056	$298,774
The Company includes depreciation expense related to its rental fleet and its trucking fleet, for hauling equipment, in Cost of Revenue, which was $2.8 million and $2.5 million for the three months ended October 31, 2024 and 2023, respectively, and $7.1 million and $6.5 million for the nine months ended October 31, 2024 and 2023, respectively. All other depreciation expense is included in Operating Expenses, which was $6.3 million and $5.3 million for the three months ended October 31, 2024 and 2023, respectively, and $18.4 million and $15.3 million for the nine months ended October 31, 2024 and 2023, respectively.
The Company reviews its long-lived assets for potential impairment whenever events or circumstances indicate that the carrying value of the long-lived asset (or asset group) may not be recoverable. The Company determined, based on changing expectations regarding the future use of certain long-lived assets, that the $15.4 million carrying value of these assets may not be fully recoverable. The Company performed an impairment assessment of this asset group and as a result recognized an impairment charge of $0.3 million, of which $0.2 million was within the Agriculture segment and $0.1 million was within the Construction segment, for the three months ended October 31, 2024. For the nine months ended October 31, 2024, the Company recognized total impairment charges of $1.2 million, of which $0.2 million was within the Agriculture segment, $0.1 million was within the Construction segment and $0.9 million was within the Europe segment. The impairment charge is reflected in the Impairment of Intangibles and Long-Lived Assets amount in the Condensed Consolidated Statements of Operations.

NOTE 7 - INTANGIBLE ASSETS AND GOODWILL
Finite-Lived Intangible Assets
The Company's finite-lived intangible assets consist of customer relationships and covenants not to compete. The following is a summary of intangible assets with finite lives as of October 31, 2024 and January 31, 2024:

	October 31, 2024			January 31, 2024
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)			(in thousands)
Customer relationships	$12,315	$(2,049)	$10,266	$12,209	$(704)	$11,505
Covenants not to compete	1,125	(592)	533	1,236	(453)	783
	$13,440	$(2,641)	$10,799	$13,445	$(1,157)	$12,288
Total expense related to the amortization of intangible assets, which is recorded in Operating Expenses in the Condensed Consolidated Statements of Operations, was $0.5 million and $0.1 million for the three months ended October 31, 2024 and 2023, respectively. Total expense related to the amortization of intangible assets, which is recorded in Operating Expenses in the Condensed Consolidated Statements of Operations, was $1.5 million and $0.3 million for the nine months ended October 31, 2024 and 2023, respectively.
The Company performed an interim impairment test in the second quarter of fiscal 2025 with respect to its German subsidiary's assets and recorded an impairment charge of $0.1 million within the Europe segment, which is reflected in Impairment of Intangible and Long-Lived Assets in the Condensed Consolidated Statements of Operations.

Future amortization expense, as of October 31, 2024, is expected to be as follows:
Fiscal Year Ending January 31,

Amount
(in thousands)
2025 (remainder)	$489
2026	1,951
2027	1,925
2028	1,799
2029	1,702
Thereafter	2,933
$10,799
Indefinite-Lived Intangible Assets
The Company's indefinite-lived intangible assets consist of distribution rights assets. The following is a summary of the changes in indefinite-lived intangible assets, by segment, for the nine months ended October 31, 2024:

	Agriculture	Construction	Australia	Total
	(in thousands)
January 31, 2024	$18,154	$72	$22,842	$41,068
Foreign currency translation	—	—	207	207
October 31, 2024	$18,154	$72	$23,049	$41,275
Goodwill
The following presents changes in the carrying amount of goodwill, by segment, for the nine months ended October 31, 2024:

	Agriculture	Europe	Australia	Total
	(in thousands)
January 31, 2024	$37,820	$474	$25,811	$64,105
Arising from business combinations	—	70	—	70
Impairment	—	(531)	—	(531)
Foreign currency translation	—	(13)	234	221
October 31, 2024	$37,820	$—	$26,045	$63,865
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
In second quarter of fiscal year 2025, the quantitative goodwill impairment analysis for the German reporting unit indicated that the estimated fair value of the reporting unit was less than the carrying value. The implied fair value of the goodwill associated with the reporting unit approximated zero, thus requiring a full impairment charge of the goodwill carrying value of the reporting unit. As such, a goodwill impairment charge of $0.5 million was recognized within the Europe segment, which is reflected in Impairment of Goodwill in the Condensed Consolidated Statements of Operations.
NOTE 8 - FLOORPLAN PAYABLE/LINES OF CREDIT
On May 17, 2024, the Company entered into a Fourth Amended and Restated Credit Agreement (the "Bank Syndicate Agreement") with a group of banks, which replaced the previous Third Amended and Restated Credit Agreement (the "Prior Credit Facility") the Company had entered into in April 2020. The Credit Agreement provides for a secured credit facility in an amount of up to $500.0 million. The outstanding indebtedness under the Credit Agreement matures on May 17, 2029. The amounts available under the Bank Syndicate Agreement are subject to borrowing base calculations and reduced by outstanding standby letters of credit and certain reserves. The Bank Syndicate Agreement includes a variable interest rate on outstanding balances, charges a 0.25% non-usage fee on the average monthly unused amount, and requires monthly payments of accrued interest.
For the U.S. borrowings under the Credit Agreement, the Company elects at the time of any advance to choose a Base Rate Loan or a SOFR Rate Loan. The SOFR Rate is based upon one-month, three-month or six-month SOFR plus an adjustment (0.11448% for one-month term; 0.26161% for three-month term; and 0.42826% for six-month term), as chosen by the Company, but in no event shall the SOFR Rate be less than zero. The Base Rate is the greater of (a) the prime rate of interest announced, from time to time, by Bank of America; (b) the Federal Funds Rate plus 0.50%, or (c) one-month SOFR plus 1.0%, but in no event shall the Base Rate be less than zero. The effective interest rate on the Company’s borrowings is then calculated by adding an applicable margin to the SOFR Rate or Base Rate. The applicable margin is determined based on excess availability as determined under the Credit Agreement and ranges from 0.75% to 1.25% for Base Rate Loans and 1.75% to 2.25% for SOFR Rate Loans. The applicable margins for the U.S. loans under the Bank Syndicate Agreement are 0.25% higher than the margins under the Prior Credit Facility.
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
On December 3, 2024, the Company entered into Amendment No. 1 to the Bank Syndicate Agreement that lowers the adjusted excess availability metric from 15% to 10% for the period December 15, 2024 to March 15, 2025, and thereafter reverts to 15%.
On December 2, 2024, the Company received a letter from CNH Industrial Capital America LLC that waived the Consolidated Fixed Charge Cover Ratio covenant for the period February 1, 2025 through January 31, 2026. The Company also received a letter from DLL Finance LLC dated December 2, 2024, which waived the Minimum Consolidated Fixed Charge Coverage Ratio covenant for the period April 30, 2025 through January 31, 2026.
On December 2, 2024, the Company amended the Wholesale Floor Plan Credit Facilities with CNH Industrial Capital America LLC to reallocate the global limit of $875.0 million, which consists of a total available domestic limit to $650.0 million, total available Australian limit to $125.0 million and total available European limit to $100.0 million.
As of October 31, 2024, the Company had floorplan and working capital lines of credit totaling $1.5 billion, which is primarily comprised of three floorplan lines of credit: (i) $875.0 million credit facility with CNH Industrial, (ii) $390.0 million floorplan line of credit and $110.0 million working capital line of credit under the Bank Syndicate Agreement, and (iii) $80.0 million credit facility with DLL Finance LLC.
The Company's outstanding balances of floorplan lines of credit as of October 31, 2024 and January 31, 2024, consisted of the following:

	October 31, 2024	January 31, 2024
	(in thousands)
CNH Industrial	$709,440	$567,677
Bank Syndicate Agreement Floorplan Loan	214,051	162,845
DLL Finance	34,954	38,528
Other outstanding balances with manufacturers and non-manufacturers	89,776	124,796
	$1,048,221	$893,846
As of October 31, 2024, the interest-bearing U.S. floorplan payables carried a variable interest rate with a range of 7.21% to 10.09% compared to a range of 7.22% to 10.70% as of January 31, 2024. As of October 31, 2024, foreign floorplan payables carried a variable interest rate with a range of 4.80% to 7.50%, compared to a range of 5.24% to 8.27% as of January 31, 2024, on multiple lines of credit. The Company had non-interest-bearing floorplan payables of $460.2 million and $507.7 million, as of October 31, 2024 and January 31, 2024, respectively.

NOTE 9 - LONG TERM DEBT
The following is a summary of the Company's long-term debt as of October 31, 2024 and January 31, 2024:

Description	Maturity Dates	Interest Rates	October 31, 2024	January 31, 2024
			(in thousands)
Mortgage loans, secured	Various through May 2039	2.1% to 7.3%	$94,400	$88,669
Sale-leaseback financing obligations	Various through December 2030	6.1% to 6.2%	19,481	10,043
Vehicle loans, secured	Various through September 2030	2.1% to 7.4%	24,336	14,433
Other	Various through February 2029	1.2% to 7.0%	2,417	6,968
Total debt			140,634	120,113
Less: current maturities			(9,500)	(13,706)
Long-term debt, net			$131,134	$106,407
In the second quarter of fiscal 2025, the Company signed an agreement to purchase 13 of its leased facilities at the end of the respective lease terms, resulting in an increase of the Sale-leaseback financing obligation by $11.2 million which is recorded to Current maturities of long-term debt and Long-term debt, less current maturities in the Condensed Consolidated Balance Sheets. The sale-leaseback finance modification expense was recorded to Interest and other income (expense) in the Condensed Consolidated Statements of Operations.
Additionally, in the second quarter of fiscal 2025, the Company decreased the Other debt balance by $3.6 million for the debt cancellation in relation to a New Market Tax Credit Program, which is recorded to Current maturities of long-term debt in the Condensed Consolidated Balance Sheets. The gain in debt cancellation was recorded to Interest and other income (expense) in the Condensed Consolidated Statements of Operations.
NOTE 10 - DERIVATIVE INSTRUMENTS
The Company holds derivative instruments for the purpose of minimizing exposure to fluctuations in foreign currency exchange rates to which the Company is exposed in the normal course of its operations.
From time to time, the Company uses foreign currency forward contracts to hedge the effects of fluctuations in exchange rates on outstanding intercompany loans. The Company does not formally designate and document such derivative instruments as hedging instruments; however, the instruments are an effective economic hedge of the underlying foreign currency exposure. Both the gain or loss on the derivative instrument and the offsetting gain or loss on the underlying intercompany loan are recognized in earnings immediately, thereby eliminating or reducing the impact of foreign currency exchange rate fluctuations on net income. The Company's foreign currency forward contracts generally have one month to three-month maturities. The notional value of outstanding foreign currency contracts was $54.7 million and $25.3 million as of October 31, 2024 and January 31, 2024, respectively.
As of October 31, 2024 and January 31, 2024, the fair value of the Company's outstanding derivative instruments was not material. Derivative instruments recognized as assets are recorded in Prepaid expenses and other in the Condensed Consolidated Balance Sheets, and derivative instruments recognized as liabilities are recorded in Accrued expenses and other in the Condensed Consolidated Balance Sheets.
The following table sets forth the gains and losses recognized in income from the Company’s derivative instruments for the three and nine months ended October 31, 2024 and 2023. Gains and losses are recognized in Interest and other income (expense) in the Condensed Consolidated Statements of Operations:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
	(in thousands)
Foreign currency contract gain (loss)	$(114)	$(1,006)	$14	$(1,104)

NOTE 11 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following is a summary of the changes in accumulated other comprehensive income (loss), by component, for the nine month periods ended October 31, 2024 and 2023:

	Foreign Currency Translation Adjustment	Net Investment Hedging Gain	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, January 31, 2024	$(951)	$2,711	$1,760
Other comprehensive loss	(4,525)	—	(4,525)
Balance, April 30, 2024	(5,476)	2,711	(2,765)
Other comprehensive income	58	—	58
Balance, July 31, 2024	(5,418)	2,711	(2,707)
Other comprehensive income	5,821	—	5,821
Balance, October 31, 2024	$403	$2,711	$3,114

	Foreign Currency Translation Adjustment	Net Investment Hedging Gain	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, January 31, 2023	$(7,730)	$2,711	$(5,019)
Other comprehensive income	1,096	—	1,096
Balance, April 30, 2023	(6,634)	2,711	(3,923)
Other comprehensive income	550	—	550
Balance, July 31, 2023	(6,084)	2,711	(3,373)
Other comprehensive loss	(1,938)	—	(1,938)
Balance, October 31, 2023	$(8,022)	$2,711	$(5,311)
NOTE 12 - LEASES
As Lessor
Revenue generated from leasing activities is disclosed, by segment, in Note 3 - Revenue. The following is the balance of our dedicated rental fleet assets, included in Property and equipment, net of accumulated depreciation in the Condensed Consolidated Balance Sheets, of our Construction segment as of October 31, 2024 and January 31, 2024:

	October 31, 2024	January 31, 2024
	(in thousands)
Rental fleet equipment	$79,865	$79,308
Less accumulated depreciation	(26,514)	(27,282)
	$53,351	$52,026

NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS
As of October 31, 2024, the fair value of the Company's foreign currency contracts, which are either assets or liabilities measured at fair value on a recurring basis, was not material. These foreign currency contracts were valued using a discounted cash flow analysis, which is an income approach, utilizing readily observable market data as inputs, which is classified as a Level 2 fair value measurement.
The Company also has financial instruments that are not recorded at fair value in the consolidated balance sheets, including cash, receivables, payables and long-term debt. The carrying amounts of these financial instruments approximated their fair values as of October 31, 2024 and January 31, 2024. The fair value of these financial instruments was estimated based on Level 2 fair value inputs. The estimated fair value of the Company's Level 2 long-term debt, which is provided for disclosure purposes only, is as follows:

	October 31, 2024	January 31, 2024
	(in thousands)
Carrying amount	$121,153	$99,031
Fair value	$115,116	$103,102
NOTE 14 - INCOME TAXES
Our effective tax rate was 522.9% and 25.4% for the three months ended October 31, 2024 and 2023, respectively. Our effective tax rate was 22.2% and 24.7% for the nine months ended October 31, 2024 and 2023, respectively. The effective tax rate for the three and nine months ended October 31, 2024 and 2023 were subject to various other factors such as the impact of certain discrete items, mainly the vesting of share-based compensation, the mix of domestic and foreign income, and the change of valuation allowances in certain foreign jurisdictions.
NOTE 15 - BUSINESS COMBINATIONS
Fiscal 2025
The Company acquired Gose Landtechnik e.K. on March 1, 2024, which consists of one location in Germany and is included in the Europe segment. This acquisition is not considered material to the overall consolidated financial statements during the three and nine months ended October 31, 2024 and has been included in the Condensed Consolidated Financial Statements from the date of the acquisition.
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

Purchase Price Allocation
Each of the above acquisitions has been accounted for under the acquisition method of accounting, which requires the Company to estimate the acquisition date fair value of the assets acquired and liabilities assumed. As of October 31, 2024, the purchase price allocation for all business combinations from fiscal 2025 and prior are complete. The following summarizes the acquisition date fair value of consideration transferred and the acquisition date fair value of the identifiable assets acquired and liabilities assumed, including an amount for goodwill (in thousands):

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

Pro Forma Information
The following summarized unaudited pro forma Condensed Statement of Operations information for the three and nine months ended October 31, 2024 and 2023, assumes that the O'Connors acquisition occurred as of February 1, 2023. The Company prepared the following summarized unaudited pro forma financial results for comparative purposes only. The summarized unaudited pro forma information may not be indicative of the results that would have occurred had the Company completed the acquisition as of February 1, 2023, or the results that will be attained in the future.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
	(in thousands)
Total Revenues	$679,824	$757,223	$1,942,200	$2,098,124
Net Income	$1,713	$34,027	$6,850	$99,302
NOTE 16 - CONTINGENCIES
The Company is engaged in legal proceedings incidental to the normal course of business. Due to their nature, these legal proceedings involve inherent uncertainties, including but not limited to, court rulings, negotiations between affected parties and governmental intervention. Based upon the information available to the Company and discussions with legal counsel, it is the Company's opinion that the outcome of these various legal actions and claims will not have a material impact on its financial position, results of operations or cash flows. These matters, however, are subject to many uncertainties, and the outcome of any matter is not predictable.
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
Certain financial information for each of the Company’s business segments is set forth below.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Revenue
Agriculture	$482,022	$531,404	$1,353,744	$1,423,669
Construction	85,285	77,508	236,971	232,368
Europe	62,382	85,203	195,633	250,275
Australia (1)	50,135	—	155,852	—
Total	$679,824	$694,115	$1,942,200	$1,906,312

Income (Loss) Before Income Taxes
Agriculture	$1,876	$35,130	$15,556	$92,311
Construction	(941)	4,057	(5,566)	13,746
Europe	(1,195)	5,146	(2,115)	17,097
Australia	(298)	—	578	—
Segment income before income taxes	(558)	44,333	8,453	123,154
Shared Resources	833	(3,881)	356	(5,671)
Total	$275	$40,452	$8,809	$117,483
(1) Australia segment was created through the Company's acquisition of "O’Connors in October 2023.

	October 31, 2024	January 31, 2024
	(in thousands)
Total Assets
Agriculture	$1,256,367	$1,183,367
Construction	294,748	257,142
Europe	276,644	280,354
Australia	213,820	225,421
Segment assets	2,041,579	1,946,284
Shared Resources	67,824	45,977
Total	$2,109,403	$1,992,261
Net sales and long-lived assets, by geographic area were as follows:

	Revenue
	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
	(in thousands)
United States	$567,307	$608,912	$1,590,715	$1,656,037
Australia (1)	50,135	—	155,852	—
Other international countries	62,382	85,203	195,633	250,275
	$679,824	$694,115	$1,942,200	$1,906,312
(1) Australia segment was created through the Company's acquisition of "O’Connors in October 2023.

	Long-lived assets
	October 31, 2024	January 31, 2024
	(in thousands)
United States	$345,945	$305,512
Australia	27,914	27,637
Other international countries	21,625	21,233
	$395,484	$354,382

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
Demand for agricultural equipment and, to a lesser extent, parts and service support, is impacted by agricultural commodity prices and net farm income. Based on September 2024 U.S. Department of Agriculture publications, the estimate of net farm income for calendar year 2024 indicated an approximate 4.4% decrease as compared to calendar year 2023, which follows an approximate 19.5% decrease in net farm income for calendar year 2023 as compared to calendar year 2022. Given this expected decrease in farmer profitability, the industry is experiencing decreased demand for equipment purchases.
For the third quarter of fiscal 2025, our net income was $1.7 million, or $0.07 per diluted share, compared to a fiscal 2024 third quarter net income of $30.2 million, or $1.32 per diluted share. Significant factors impacting the quarterly comparisons were:
•Gross profit margin decreased to 16.3% for the third quarter of fiscal 2025, as compared to 19.9% for the third quarter of fiscal 2024. The decrease in gross profit margin is primarily due to lower equipment margins, which are being driven by higher levels of inventory and softening demand. In addition, the Company has taken an active stance on managing inventory down to targeted levels.
•Floorplan interest expense increased by $5.9 million in the third quarter of fiscal 2025 as compared to the same period in fiscal 2024. The increase is primarily due to a higher level of interest-bearing inventory and usage of existing floorplan capacity to finance the O'Connors acquisition in October 2023.
•Revenue in the third quarter of fiscal 2025 decreased by 2.1% compared to the third quarter of fiscal 2024. The revenue decrease was led by softening of demand for equipment purchases due to the expected decline of net farm income this growing season and mostly offset by the additional revenue resulting from the acquisition of O'Connors, in October 2023.
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
ERP Transition
In the third quarter of fiscal 2025, we completed the implementation of the phased roll-out plan to integrate all of our domestic stores to the new Enterprise Resource Planning ("ERP"). With the full domestic implementation complete, the focus has now shifted to the next phase, which is working with the ERP provider to enhance the support tools to improve employee efficiency and customer experience.

Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are included in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended January 31, 2024. There have been no changes in our critical accounting policies and estimates since January 31, 2024.
Results of Operations
The results presented below include the operating results of each acquisition made during these periods, from the date of acquisition, as well as the operating results of any stores closed or divested during these periods, up to the date of the store closure. The period-to-period comparisons included below are not necessarily indicative of future results. Segment information is provided later in the discussion and analysis of our results of operations.
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
Comparative financial data for each of our four sources of revenue are expressed below.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
	(dollars in thousands)		(dollars in thousands)
Equipment
Revenue	$495,147	$521,775	$1,428,469	$1,431,272
Cost of revenue	458,345	454,598	1,292,821	1,237,660
Gross profit	$36,802	$67,177	$135,648	$193,612
Gross profit margin	7.4%	12.9%	9.5%	13.5%
Parts
Revenue	$121,086	$114,962	$339,118	$320,077
Cost of revenue	83,542	78,585	230,932	216,775
Gross profit	$37,544	$36,377	$108,186	$103,302
Gross profit margin	31.0%	31.6%	31.9%	32.3%
Service
Revenue	$51,122	$44,767	$143,468	$122,178
Cost of revenue	17,833	14,393	50,753	41,010
Gross profit	$33,289	$30,374	$92,715	$81,168
Gross profit margin	65.1%	67.8%	64.6%	66.4%
Rental and other
Revenue	$12,469	$12,611	$31,145	$32,785
Cost of revenue	9,610	8,198	23,068	20,549
Gross profit	$2,859	$4,413	$8,077	$12,236
Gross profit margin	22.9%	35.0%	25.9%	37.3%

The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Revenue
Equipment	72.8%	75.2%	73.5%	75.1%
Parts	17.8%	16.6%	17.5%	16.8%
Service	7.5%	6.4%	7.4%	6.4%
Rental and other	1.9%	1.8%	1.6%	1.7%
Total Revenue	100.0%	100.0%	100.0%	100.0%
Total Cost of Revenue	83.7%	80.1%	82.3%	79.5%
Gross Profit Margin	16.3%	19.9%	17.7%	20.5%
Operating Expenses	14.5%	13.3%	15.1%	13.8%
Impairment of Intangible and Long-Lived Assets	—%	—%	0.1%	—%
Income from Operations	1.7%	6.7%	2.6%	6.7%
Other Expense	(1.6)%	(0.8)%	(2.1)%	(0.6)%
Income Before Income Taxes	—%	5.8%	0.5%	6.2%
Provision for Income Taxes	(0.2)%	1.5%	0.1%	1.5%
Net Income	0.3%	4.3%	0.4%	4.6%
Three Months Ended October 31, 2024 Compared to Three Months Ended October 31, 2023
Consolidated Results
Revenue

	Three Months Ended October 31,		Increase/	Percent
	2024	2023	(Decrease)	Change
	(dollars in thousands)
Equipment	$495,147	$521,775	$(26,628)	(5.1)%
Parts	121,086	114,962	6,124	5.3%
Service	51,122	44,767	6,355	14.2%
Rental and other	12,469	12,611	(142)	(1.1)%
Total Revenue	$679,824	$694,115	$(14,291)	(2.1)%
Total revenue for the third quarter of fiscal 2025 declined by 2.1% or $14.3 million compared to the third quarter of fiscal 2024 primarily due to same-store sales decrease of 10.5% resulting from challenging industry conditions such as decreases in agricultural commodity prices and projected net farm income which have a negative effect on customer sentiment. Further, in the September 2024 U.S. Department of Agriculture publications, calendar year 2024's net farm income is forecasted to decrease 4.4% compared to 2023, which in turn had a decline of 19.5% in net farm income compared to 2022. This was partially offset by the acquisition of O'Connors that was completed in October 2023.

	Three Months Ended October 31,		Increase/	Percent
	2024	2023	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$36,802	$67,177	$(30,375)	(45.2)%
Parts	37,544	36,377	1,167	3.2%
Service	33,289	30,374	2,915	9.6%
Rental and other	2,859	4,413	(1,554)	(35.2)%
Total Gross Profit	$110,494	$138,341	$(27,847)	(20.1)%
Gross Profit Margin
Equipment	7.4%	12.9%	(5.5)%	(42.6)%
Parts	31.0%	31.6%	(0.6)%	(1.9)%
Service	65.1%	67.8%	(2.7)%	(4.0)%
Rental and other	22.9%	35.0%	(12.1)%	(34.6)%
Total Gross Profit Margin	16.3%	19.9%	(3.6)%	(18.1)%
Gross Profit Mix
Equipment	33.3%	48.6%	(15.3)%	(31.5)%
Parts	34.0%	26.3%	7.7%	29.3%
Service	30.1%	22.0%	8.1%	36.8%
Rental and other	2.6%	3.1%	(0.5)%	(16.1)%
Total Gross Profit Mix	100.0%	100.0%
Gross profit for the third quarter of fiscal 2025 decreased 20.1% or $27.8 million, as compared to the same period last year. Gross profit margin declined to 16.3% in the current quarter from 19.9% in the prior year quarter. The decrease in gross profit margin in the third quarter of fiscal 2025 was primarily due to lower equipment margins, which are being driven by higher levels of inventory and softening demand.
Our Company-wide absorption rate — which is calculated by dividing our gross profit from sales of parts, service and rental fleet by our operating expenses, less commission expense on equipment sales, plus interest expense on floorplan payables and rental fleet debt — decreased to 74.1% for the third quarter of fiscal 2025 compared to 87.4% during the same period last year. The decrease in our absorption rate was primarily due to increased floorplan interest expense in the third quarter of fiscal 2025 compared to the same period last year.
Operating Expenses

	Three Months Ended October 31,		Increase/	Percent
	2024	2023	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$98,773	$92,115	$6,658	7.2%
Operating Expenses as a Percentage of Revenue	14.5%	13.3%	1.2%	9.0%
Our operating expenses in the third quarter of fiscal 2025 increased 7.2% as compared to the third quarter of fiscal 2024. The increase in operating expenses was primarily the result of additional operating expenses due to acquisitions that have taken place in the past year. Operating expenses as a percentage of revenue increased to 14.5% in the third quarter of fiscal 2025 from 13.3% in the third quarter of fiscal 2024.

Impairment Charges

	Three Months Ended October 31,		Increase/	Percent
	2024	2023	(Decrease)	Change
	(dollars in thousands)
Impairment of Intangible and Long-Lived Assets	$264	$—	n/m	n/m
*n/m - not meaningful
In the third quarter of fiscal 2025, we recognized $0.3 million in impairment expense related to other intangible and long-lived assets, of which $0.2 million was within the Agriculture segment and $0.1 million was within the Construction segment.
Other Income (Expense)

	Three Months Ended October 31,		Increase/	Percent
	2024	2023	(Decrease)	Change
	(dollars in thousands)
Interest and other income (expense)	$3,097	$(235)	$3,332	n/m
Floorplan interest expense	$(9,993)	$(4,045)	$5,948	(147.0)%
Other interest expense	$(4,286)	$(1,494)	$2,792	n/m
The change in interest and other income (expense) for the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024 was primarily due to foreign currency fluctuations in the quarter. The increase in floorplan interest expense for the third quarter of fiscal 2025 as compared to the third quarter of fiscal 2024 was primarily due to a higher level of interest-bearing inventory, including the usage of existing floorplan capacity to finance the O'Connors acquisition in October 2023. The increase in other interest expense in the third quarter of fiscal 2025 is the result of increased borrowing on our CNH Industrial revolving line of credit as well as an increased amount of long term debt outstanding resulting from real estate purchased as part of dealership acquisitions and purchases of previously leased facilities in fiscal 2024.
Provision for Income Taxes

	Three Months Ended October 31,		Increase/	Percent
	2024	2023	(Decrease)	Change
	(dollars in thousands)
Provision for Income Taxes	$(1,438)	$10,259	$(11,697)	(114.0)%
Our effective tax rate was 522.9% and 25.4% for each of the three months ended October 31, 2024 and October 31, 2023, respectively. The decreased effective tax rate was primarily due to the impact of certain discrete items, mainly the vesting of share-based compensation, the mix of domestic and foreign income and the impact of the recognition of valuation allowance on our foreign deferred tax assets.
The Organization for Economic Co-operation and Development’s (“OECD”) Pillar Two Global Anti-Base Erosion (“GloBE”) model rules, issued under the OECD Inclusive Framework on Base Erosion and Profit Shifting, introduce a global minimum tax of 15% applicable to multinational enterprise groups with consolidated financial statement revenue in excess of €750 million. Numerous foreign jurisdictions have already enacted tax legislation based on the GloBE rules, with some effective as early as January 1, 2024. As of October 31, 2024, we recognized a nominal income tax expense for Pillar Two GloBE minimum tax. The Company is continuously monitoring the evolving application of this legislation and assessing its potential impact on our future tax liability.

Segment Results
Certain financial information for our Agriculture, Construction, Europe and Australia business segments is presented below. “Shared Resources” in the table below refers to the various unallocated income/(expense) items that we have retained at the general corporate level. Revenue between segments is immaterial.

	Three Months Ended October 31,		Increase/	Percent
	2024	2023	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$482,022	$531,404	$(49,382)	(9.3)%
Construction	85,285	77,508	7,777	10.0%
Europe	62,382	85,203	(22,821)	(26.8)%
Australia	50,135	—	50,135	n/m
Total	$679,824	$694,115	$(14,291)	(2.1)%

Income (Loss) Before Income Taxes
Agriculture	$1,876	$35,130	$(33,254)	(94.7)%
Construction	(941)	4,057	(4,998)	(123.2)%
Europe	(1,195)	5,146	(6,341)	(123.2)%
Australia	(298)	—	(298)	n/m
Segment (Loss) Income Before Income Taxes	(558)	44,333	(44,891)	(101.3)%
Shared Resources	833	(3,881)	4,714	121.5%
Total	$275	$40,452	$(40,177)	(99.3)%
Agriculture
Agriculture segment revenue for the third quarter of fiscal 2025 decreased 9.3% compared to the third quarter of fiscal 2024, primarily driven by a same-store sales decrease of 10.8%. The same-store sales decrease was due to a decrease in equipment revenue, which resulted from challenging industry conditions, such as, decreases in agricultural commodity prices and projected net farm income, which negatively affected customer sentiment in the third quarter of fiscal 2025, as compared to the same period in the prior year. Changes in actual or anticipated net farm income generally have a direct correlation with the retail demand for equipment.
Agriculture segment income before income taxes for the third quarter of fiscal 2025 was $1.9 million compared to $35.1 million for the third quarter of fiscal 2024. The decrease in gross profit is primarily due to lower sales, which is being driven by softening demand, lower equipment margins, as well as an increase in floorplan interest expense.
Construction
Construction segment revenue for the third quarter of fiscal 2025 increased 10.0% compared to the third quarter of fiscal 2024. The increase in revenue was primarily due to timing of equipment sales.
Our Construction segment loss before income taxes was $0.9 million for the third quarter of fiscal 2025 compared to $4.1 million income before income taxes in the third quarter of fiscal 2024. The decrease in segment results was primarily related to a lower equipment margins as well as higher floorplan interest expense compared to same period last year. In addition, dollar utilization of our rental fleet decreased from 33.2% in the third quarter of fiscal 2024 to 26.2% in the third quarter of fiscal 2025. Dollar fleet utilization is calculated by dividing the rental revenue earned on our rental fleet by the average gross carrying value of our rental fleet (comprised of original equipment costs plus additional capitalized costs) for that period.
Europe
Europe segment revenue was $62.4 million for the third quarter of fiscal 2025 compared to $85.2 million in the third quarter of fiscal 2024. The decrease in revenue results the softening of equipment demand, which results from a decrease in global agricultural commodity prices, sustained higher interest rates and drought conditions in Eastern Europe which have negatively impacted yields and grower profitability.

Our Europe segment loss before income taxes was $1.2 million for the third quarter of fiscal 2025 compared to $5.1 million income before income taxes in the third quarter of fiscal 2024. The decrease in segment pre-tax income was primarily the result of decreased equipment sales as noted above as well as a reduction in equipment gross margins due to softening of demand.
Australia
We entered the Australian market in October 2023 with our acquisition of O'Connors. Australia segment revenue for the third quarter of fiscal 2025 was $50.1 million. Our Australia segment loss before income taxes was $0.3 million for the third quarter of fiscal 2025.
Shared Resources/Eliminations
We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate most of these net expenses to our segments. Since these allocations are set early in the year, unallocated balances may occur. Shared Resources income before income taxes was $0.8 million for the third quarter of fiscal 2025 compared to loss before income taxes of $3.9 million for the same period last year.

Nine Months Ended October 31, 2024 Compared to Nine Months Ended October 31, 2023
Consolidated Results
Revenue

	Nine Months Ended October 31,		Increase/	Percent
	2024	2023	(Decrease)	Change
	(dollars in thousands)
Equipment	$1,428,469	$1,431,272	$(2,803)	(0.2)%
Parts	339,118	320,077	19,041	5.9%
Service	143,468	122,178	21,290	17.4%
Rental and other	31,145	32,785	(1,640)	(5.0)%
Total Revenue	$1,942,200	$1,906,312	$35,888	1.9%
Total revenue for the first nine months of fiscal 2025 increased by 1.9%, or $35.9 million, compared to the first nine months of fiscal 2024, driven primarily by the acquisition of O'Connors that was completed in October 2023 and offset by the decrease in Company-wide same-store sales of 7.6%. The same-store sales were negatively impacted by challenging industry conditions, such as, decreases in agricultural commodity prices and projected net farm income, which have a negative effect on retail demand for equipment. Further, in the September 2024 U.S. Department of Agriculture publications, calendar year 2024's net farm income is forecasted to decrease by 4.4% compared to 2023, which in turn had a decline of 19.5% in net farm income compared to 2022.
Gross Profit

	Nine Months Ended October 31,		Increase/	Percent
	2024	2023	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$135,648	$193,612	$(57,964)	(29.9)%
Parts	108,186	103,302	4,884	4.7%
Service	92,715	81,168	11,547	14.2%
Rental and other	8,077	12,236	(4,159)	(34.0)%
Total Gross Profit	$344,626	$390,318	$(45,692)	(11.7)%
Gross Profit Margin
Equipment	9.5%	13.5%	(4.0)%	(29.6)%
Parts	31.9%	32.3%	(0.4)%	(1.2)%
Service	64.6%	66.4%	(1.8)%	(2.7)%
Rental and other	25.9%	37.3%	(11.4)%	(30.6)%
Total Gross Profit Margin	17.7%	20.5%	(2.8)%	(13.7)%
Gross Profit Mix
Equipment	39.4%	49.6%	(10.2)%	(20.6)%
Parts	31.4%	26.5%	4.9%	18.5%
Service	26.9%	20.8%	6.1%	29.3%
Rental and other	2.3%	3.1%	(0.8)%	(25.8)%
Total Gross Profit Mix	100.0%	100.0%
 Gross profit decreased 11.7% or $45.7 million for the first nine months of fiscal 2025, as compared to the same period last year. Gross profit margin also decreased to 17.7% in the first nine months of fiscal 2025 from 20.5% in the same period last year. The decrease in gross profit margin for the first nine months of fiscal 2025 was primarily due to lower equipment margins, which are being driven by higher levels of inventory and softening demand.
Our Company-wide absorption rate for the first nine months of fiscal 2025 decreased to 72.8%, as compared to 95.9% during the same period last year. The decrease in absorption was primarily driven by increased floorplan interest expense in the first nine months of fiscal 2025 compared to the same period last year.

Operating Expenses

	Nine Months Ended October 31,		Increase/	Percent
	2024	2023	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$293,087	$262,182	$30,905	11.8%
Operating Expenses as a Percentage of Revenue	15.1%	13.8%	1.3%	9.4%
Our operating expenses for the first nine months of fiscal 2025 increased $30.9 million as compared to the first nine months of fiscal 2024. The increase in operating expenses was primarily driven by acquisitions that have occurred in the last twelve months. Operating expenses as a percentage of revenue increased to 15.1% in the first nine months of fiscal 2025 from 13.8% in the first nine months of fiscal 2024.
Impairment Charges

	Nine Months Ended October 31,		Increase/	Percent
	2024	2023	(Decrease)	Change
	(dollars in thousands)
Impairment of Goodwill	$531	$—	n/m	n/m
Impairment of Intangible and Long-Lived Assets	$1,206	$—	n/m	n/m
*N/M = Not Meaningful
In the first nine months of fiscal 2025, we recognized $0.5 million of impairment expense related to goodwill assets in our Europe segment.
In the first nine months of fiscal 2025, we recognized $1.2 million of impairment expense related to other intangible and long-lived assets of which $0.2 million was within the Agriculture segment, $0.1 million was within the Construction segment and $0.9 million was within the Europe segment.
Other Income (Expense)

	Nine Months Ended October 31,		Increase/	Percent
	2024	2023	(Decrease)	Change
	(dollars in thousands)
Interest and other income (expense)	$(4,239)	$1,129	$(5,368)	n/m
Floorplan interest expense	(26,275)	(7,774)	18,501	n/m
Other interest expense	(10,479)	(4,008)	6,471	n/m
The change in interest and other income (expense) compared to the first nine months of fiscal 2024 was primarily due to the impact of $11.2 million of non-cash, sale-leaseback financing expense related to the agreement to purchase 13 of our leased facilities at the end of the respective lease terms and offset by the $3.6 million gain on cancellation of debt in relation to a New Market Tax Credit Program. Floorplan interest expense increased $18.5 million for the first nine months of fiscal 2025, as compared to the same period last year, primarily due to a higher level of interest-bearing inventory, including the usage of existing floorplan capacity to finance the O'Connors acquisition in October 2023. The increase in other interest expense in the first nine months of fiscal 2025 is the result of an increased amount of long term debt outstanding resulting from real estate purchased as part of dealership acquisitions and purchases of previously leased facilities in fiscal 2024 as well as increased borrowing on our CNH Industrial revolving line of credit.
Provision for Income Taxes

	Nine Months Ended October 31,		Increase/	Percent
	2024	2023	Decrease	Change
	(dollars in thousands)
Provision for Income Taxes	$1,959	$29,004	$(27,045)	(93.2)%
Our effective tax rate was 22.2% for the first nine months of fiscal 2025 and 24.7% for the same period last year. The lower effective tax rate for the nine months ended October 31, 2024 and 2023 was primarily due to the impact of certain discrete items, mainly the vesting of share-based compensation, the mix of domestic and foreign income and the impact of the recognition of valuation allowance on our foreign deferred tax assets.

The Organization for Economic Co-operation and Development’s (“OECD”) Pillar Two Global Anti-Base Erosion (“GloBE”) model rules, issued under the OECD Inclusive Framework on Base Erosion and Profit Shifting, introduce a global minimum tax of 15% applicable to multinational enterprise groups with consolidated financial statement revenue in excess of €750 million. Numerous foreign jurisdictions have already enacted tax legislation based on the GloBE rules, with some effective as early as January 1, 2024. As of October 31, 2024, we recognized a nominal income tax expense for Pillar Two GloBE minimum tax. The Company is continuously monitoring the evolving application of this legislation and assessing its potential impact on our future tax liability.
Segment Results
Certain financial information for our Agriculture, Construction, Europe and Australia business segments is presented below. “Shared Resources” in the table below refers to the various unallocated income/(expense) items that we have retained at the general corporate level. Revenue between segments is immaterial.

	Nine Months Ended October 31,		Increase/	Percent
	2024	2023	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$1,353,744	$1,423,669	$(69,925)	(4.9)%
Construction	236,971	232,368	4,603	2.0%
Europe	195,633	250,275	(54,642)	(21.8)%
Australia	155,852	—	155,852	n/m
Total	$1,942,200	$1,906,312	$35,888	1.9%

Income (Loss) Before Income Taxes
Agriculture	$15,556	$92,311	$(76,755)	(83.1)%
Construction	(5,566)	13,746	(19,312)	(140.5)%
Europe	(2,115)	17,097	(19,212)	(112.4)%
Australia	578	—	578	n/m
Segment Income Before Income Taxes	8,453	123,154	(114,701)	(93.1)%
Shared Resources	356	(5,671)	6,027	106.3%
Total	$8,809	$117,483	$(108,674)	(92.5)%
Agriculture
Agriculture segment revenue for the first nine months of fiscal 2025 decreased 4.9% compared to the same period last year. The revenue decrease was due to a same-store sales decrease of 6.5% during the first nine months of fiscal 2025 as compared to the prior year period. The same-store sales decrease was due to a decrease in equipment revenue resulting from challenging industry conditions, such as decreases in agricultural commodity prices and projected net farm income, which negatively affected customer sentiment in fiscal 2025, as compared to the same period in the prior year. Changes in actual or anticipated net farm income generally have a direct correlation with retail demand for equipment.
Agriculture segment income before income taxes was $15.6 million for the first nine months of fiscal 2025 compared to $92.3 million over the first nine months of fiscal 2024. The decrease in gross profit is primarily due to lower equipment margins, which are driven by higher levels of inventory and softening demand. In addition, we recorded a $6.1 million non-cash, sale-leaseback finance modification expense related to the agreement to purchase 13 of our leased facilities at the end of the respective lease terms and had an increase in our operating expenses and floorplan interest expense.
Construction
Construction segment revenue for the first nine months of fiscal 2025 increased 2.0% compared to the same period last year.
Our Construction segment loss before income taxes was $5.6 million for the first nine months of fiscal 2025 compared to $13.7 million of income before income taxes for the first nine months of fiscal 2024. The decrease in segment results was led by a $5.1 million non-cash, sale-leaseback finance modification expense related to the agreement to purchase for 13 of our leased facilities at the end of the respective lease terms, equipment gross margins were also lower due to increased supply and moderately softer demand, and floorplan interest expense increased compared to the same period last year. The dollar utilization of our rental fleet decreased from 30.1% in the first nine months of fiscal 2024 to 24.2% in the first nine months of fiscal 2025.
Europe
Europe segment revenue for the first nine months of fiscal 2025 decreased 21.8% compared to the same period last year. The decrease in revenue reflects the softening of new equipment demand, which results from by a decrease in global agricultural commodity prices, sustained higher interest rates and drought conditions in Eastern Europe which negatively impacted yields and grower profitability.
Our Europe segment loss before income taxes was $2.1 million for the first nine months of fiscal 2025 compared to $17.1 million of income before income taxes for the same period last year. The decrease in segment pre-tax income was primarily the result of decreased equipment sales as noted above. Additionally, we recorded $0.5 million of impairment expense related to certain goodwill assets and $0.9 million in impairment expense related to other intangible assets and long-lived assets.
Australia
We entered the Australian market in October 2023 with our acquisition of O'Connors. Australia segment revenue for the first nine months of fiscal 2025 was $155.9 million. Our Australia segment income before income taxes was $0.6 million for the first nine months of fiscal 2025.
Shared Resources/Eliminations
We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate most of these net expenses to our segments. Since these allocations are set early in the year, and a portion is planned to be unallocated, unallocated balances may occur. Shared Resources income before income taxes was $0.4 million for the first nine months of fiscal 2025 compared to a loss before income taxes of $5.7 million for the same period last year.

Non-GAAP Financial Measures
To supplement net income and diluted earnings per share ("Diluted EPS"), both GAAP measures, we present adjusted net income and adjusted Diluted EPS, both non-GAAP financial measures that include an adjustment for the impact of a one-time, non-cash sale-leaseback financing expense. We believe that the presentation of adjusted net income and adjusted Diluted EPS is relevant and useful to our management and investors because it provides a measurement of earnings on activities that we consider to occur in the ordinary course of our business. Adjusted net income and adjusted Diluted EPS should be evaluated in addition to, and not considered a substitute for, or superior to, the most comparable GAAP measure. In addition, other companies may calculate these non-GAAP financial measures in a different manner, which may hinder comparability of our adjusted results with those of other companies.
The following tables reconcile (i) net income, a GAAP measure, to adjusted net income and (ii) Diluted EPS, a GAAP measure, to adjusted Diluted EPS:

TITAN MACHINERY INC.
Non-GAAP Reconciliations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023

Adjusted Diluted Earnings Per Share
Diluted Earnings Per Share	$0.07	$1.32	$0.30	$3.88
Adjustments
Impact of sale-leaseback finance modification expense (1)	—	—	0.48	—
Total Pre-Tax Adjustments	—	—	0.48	—
Less: Tax Effect of Adjustments	—	—	(0.12)	—
Total Adjustments	—	—	0.36	—
Adjusted Diluted Earnings Per Share	$0.07	$1.32	$0.66	$3.88

Adjusted Income Before Income Taxes
Income Before Income Taxes	$275	$40,452	$8,809	$117,483
Adjustments
Impact of sale-leaseback finance modification expense (1)	—	—	11,159	—
Total Adjustments	—	—	11,159	—
Adjusted Income Before Income Taxes	$275	$40,452	$19,968	$117,483
(1) One-time, non-cash accounting impact sale-leaseback finance modification expense related to the agreement to purchase 13 of our leased facilities at the end of the respective lease terms.
(2) The tax effect of U.S. related adjustments was calculated using a 25.5% tax rate, determined based on a 21% federal statutory rate and a 4.5% blended state income tax rate.
Liquidity and Capital Resources
Sources of Liquidity
Our primary sources of liquidity are cash reserves, cash generated from operations, and borrowings under our floorplan and other credit facilities. We expect these sources of liquidity to be sufficient to fund our working capital requirements, acquisitions, capital expenditures and other investments in our business, service our debt, pay our tax and lease obligations and other commitments and contingencies, and meet any seasonal operating requirements for the foreseeable future. However, our borrowing capacity under our floorplan and other credit facilities is dependent on compliance with various covenants as further described in the "Risk Factors" section of our Annual Report on Form 10-K.
Equipment Inventory and Floorplan and Working Capital Payable Credit Facilities
As of October 31, 2024, the Company had floorplan payable lines of credit for equipment purchases totaling $1.5 billion, which is primarily comprised of a $875.0 million credit facility with CNH Industrial, a $390.0 million floorplan payable line and a $110.0 million working capital line of credit under the Bank Syndicate Agreement, and a $80.0 million credit facility with DLL Finance.
Our equipment inventory turnover decreased from 2.4 times for the rolling 12 month period ended October 31, 2023 to 1.6 times for the rolling 12 month period ended October 31, 2024. The decrease in equipment turnover was attributable to an increase in equipment inventory over the rolling 12 month period ended October 31, 2024 and a decline in demand for equipment purchases. Our equity in equipment inventory, which reflects the portion of our equipment inventory balance that is not financed by floorplan payables, decreased to 13.9% as of October 31, 2024 from 18.2% as of January 31, 2024.
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
As of October 31, 2024, we were in compliance with the financial covenants under our CNH Industrial and DLL Finance credit agreements and we were not subject to the fixed charge coverage ratio covenant under the Bank Syndicate Agreement as our adjusted excess availability plus eligible cash collateral (as defined therein) was not less than 15% of the lesser of (i) aggregate borrowing base and (ii) maximum credit amount as of October 31, 2024. The financial covenants also require us to maintain an adjusted debt to tangible net worth ratio of 3.5, which is measured on a quarterly basis.
On December 2, 2024, we received a letter from CNH Industrial Capital America LLC that waived the Consolidated Fixed Charge Cover Ratio covenant for the period February 1, 2025 through January 31, 2026. We also received a letter from DLL Finance LLC dated December 2, 2024, which waived the Minimum Consolidated Fixed Charge Coverage Ratio covenant for the period April 30, 2025 through January 31, 2026. On December 3, 2024, we entered into Amendment No. 1 to the Bank Syndicate Agreement that lowers the adjusted excess availability metric from 15% to 10% for the period December 15, 2024 to March 15, 2025, and thereafter reverts to 15%.
While not expected to occur, if operating results were to create the likelihood of a future covenant violation, we would continue to work with our lenders on an appropriate modification or amendment to our financing arrangements.
Cash Flow
Cash Flow Used for Operating Activities
Net cash used for operating activities was $56.2 million for the first nine months of fiscal 2025, compared to $82.1 million for the first nine months of fiscal 2024. The decrease in the usage of cash for operating activities was primarily driven by an increase in inventory and favorable collection of outstanding receivables, which was partially offset by decrease in the amount drawn on manufacturing floorplan payables and decrease in net income for the first nine months of fiscal 2025 compared to the prior year period.
Cash Flow Used for Investing Activities
Net cash used for investing activities was $29.4 million for the first nine months of fiscal 2025, compared to $64.1 million for the first nine months of fiscal 2024. The decrease in net cash used for investing activities was primarily the result of the acquisitions of Pioneer Farm Equipment and MAREP in the first nine months of fiscal 2024.
Cash Flow Provided by Financing Activities
Net cash provided by financing activities was $71.0 million for the first nine months of fiscal 2025 compared to $170.3 million for the first nine months of fiscal 2024. The decrease was primarily driven by a higher amount drawn on non-manufacturing floorplan payables during the first nine months of fiscal 2024.
Information Concerning Off-Balance Sheet Arrangements
As of October 31, 2024, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Therefore, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
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
Forward-looking statements are statements based on future expectations and specifically may include, among other things, the impact of farm income levels on customer demand for agricultural equipment and services, the effectiveness and expected benefits of our new ERP system and the timing of the phased roll-out of the ERP system to the Company's domestic locations, the general market conditions of the agricultural and construction industries, equipment inventory levels and our ability to manage inventory down to target levels and the effects of these actions on future results, and our primary liquidity sources being sufficient to meet future business needs for the foreseeable future, and the adequacy of our capital resources to provide for our liquidity needs for the next 12 months. Any statements that are not based upon historical facts, including the outcome of events that have not yet occurred and our expectations for future performance, are forward-looking statements. The words “potential,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” “plan,” “anticipate,” and similar words and expressions are intended to identify forward-looking statements. These statements are based upon the current beliefs and expectations of our management. These forward-looking statements involve important risks and uncertainties that could significantly affect anticipated results or outcomes in the future and, accordingly, actual results or outcomes may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, the impact of the Russia-Ukraine conflict on our Ukrainian subsidiary, our ability to successfully integrate and realize growth opportunities and synergies in connection with the O'Connors acquisition, the risk that we have assumed unforeseen or other liabilities in connection with the O'Connors acquisition, the impact of those conditions and obligations imposed on us under the CaseIH dealer agreements entered into in connection with our acquisition of the Heartland companies, commercial application equipment business, our substantial dependence on CNH Industrial, including CNH Industrial's ability to design, manufacture and allocate inventory to our stores in quantities necessary to satisfy our customer's demands, disruptions of supply chains and associated impacts on the Company's supply vendors and their ability to provide the Company with sufficient and timely inventory to meet customer demand, adverse market conditions in the agricultural and construction equipment industries, and those matters identified and discussed under the section titled “Risk Factors” in our Annual Report on Form 10-K. In addition to those matters, there may exist additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that may materially adversely affect our business, financial condition or results of operations and may cause results to differ materially from those contained in any forward-looking statement. Other than as required by applicable law, we disclaim any obligation to update such risks and uncertainties or to publicly announce results of revisions to any of the forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect future events or developments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates.
Interest Rate Risk
Exposure to changes in interest rates results from borrowing activities used to fund operations. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. We have both fixed and floating rate financing. Some of our floating rate credit facilities contain minimum rates of interest to be charged. Based upon our interest-bearing balances and interest rates as of October 31, 2024, holding other variables constant, a one percentage point change in interest rates for the next 12-month period would have a positive or negative impact to the pre-tax earnings and cash flow by approximately $5.9 million. At October 31, 2024, we had floorplan payables of $1.0 billion, of which approximately $588.0 million was variable-rate and $460.2 million was non-interest bearing. In addition, at October 31, 2024, we had total long-term debt, including finance lease obligations, of $185.3 million, primarily all of which was fixed rate debt.
Foreign Currency Exchange Rate Risk
Our foreign currency exposures arise as the result of our foreign operations. We are exposed to transactional foreign currency exchange rate risk through our foreign entities’ holding assets and liabilities denominated in currencies other than their functional currency. In addition, the Company is exposed to foreign currency transaction risk as a result of certain intercompany financing transactions. The Company attempts to manage its transactional foreign currency exchange rate risk through the use of derivative financial instruments, primarily foreign exchange forward contracts, or through natural hedging instruments. Based upon balances and exchange rates as of October 31, 2024, holding other variables constant, we believe that a hypothetical 10% increase or decrease in all applicable foreign exchange rates would not have a material impact on our results of operations or cash flows. As of October 31, 2024, our Ukrainian subsidiary had $0.1 million of net monetary liabilities denominated in Ukrainian hryvnia ("UAH"). We have attempted to minimize our net monetary asset position in Ukraine through reducing overall asset levels in Ukraine and at times through borrowing in UAH which serves as a natural hedging instrument offsetting our net UAH denominated assets. Many of the currency and payment controls the National Bank of Ukraine imposed in February 2022, have been relaxed, making it more practicable to manage our UAH exposure. However, the continuation of the Russia/Ukraine conflict could lead to more significant UAH devaluations or more stringent payment controls in the future. The inability to fully manage our net monetary asset position and continued UAH devaluations for an extended period of time, could have a significant adverse impact on our results of operations and cash flows.
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
(b) Changes in internal controls. In August 2024, the Company completed the implementation of its new ERP system and modified certain existing internal control processes and procedures related to the new system. These changes did not materially affect its internal control over financial reporting. As the Company implements new functionality under this ERP system, the Company will continue to assess the impact on its internal control over financial reporting.

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
ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.                DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.                MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.                OTHER INFORMATION
(c) During the fiscal quarter ended October 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6.                EXHIBITS
Exhibits - See “Exhibit Index” on page immediately prior to signatures.

EXHIBIT INDEX
TITAN MACHINERY INC.
FORM 10-Q

No.	Description

10.1	Letter Agreement regarding the calculation of Consolidated Fixed Charge Coverage Ratio, dated December 2, 2024, between CNH Industrial Capital America LLC and the Company.

10.2	Letter Agreement regarding Wholesale Floor Plan Credit Facilities, dated December 2, 2024, between CNH Industrial Capital America LLC and the Company.

10.3	Amendment No. 1 to Fourth Amended and Restated Credit Agreement, dated December 3, 2024, by and among Titan Machinery Inc., Heartland Agriculture, LLC, Heartland Ag Kansas, LLC, J.J. O’Connor & Sons Pty Ltd and Bank of America, N.A.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended October 31, 2024, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	December 5, 2024
TITAN MACHINERY INC.

		By	/s/ Robert Larsen
Robert Larsen
Chief Financial Officer
(Principal Financial Officer)