Form 10-K
period 2025-01-31
Titan Machinery Inc.
filed 2025-04-07
CIK 1409171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JANUARY 31, 2025 OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of our common stock held by non-affiliates as of July 31, 2024, the last business day of our most recently completed second fiscal quarter, was approximately $324.4 million based on the closing price of the common stock on the Nasdaq Global Select Market on such day.
The number of shares outstanding of the registrant's common stock as of March 24, 2025 was 23,123,573 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the registrant's 2025 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report. The definitive proxy statement for the registrant’s 2025 Annual Meeting of Stockholders will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

i

ITEM 1.    BUSINESS
Our Company
Titan Machinery Inc. and its subsidiaries (collectively, "Titan Machinery," the "Company," "we," or "our") own and operate a network of full service agricultural and construction equipment stores in the United States, Europe and Australia. We have been an authorized dealer of CNH Industrial N.V. or its U.S. subsidiaries (collectively referred to in this Annual Report on Form 10-K (this "Form 10-K") as "CNH Industrial") since our formation in 1980. CNH Industrial is a leading global manufacturer and supplier of agricultural and construction equipment, which includes the Case IH Agriculture, New Holland Agriculture, Case Construction and New Holland Construction brands. Based upon information provided to us by CNH Industrial, we are the largest retail dealer of Case IH Agriculture equipment in the world, one of the largest retail dealers of Case Construction equipment in North America and one of the largest retail dealers of New Holland Agriculture and New Holland Construction equipment in the United States. In addition to the CNH Industrial brands, we sell and service equipment supplied by a variety of other manufacturers and distributors.
We operate our business in four reportable segments, Agriculture, Construction, Europe and Australia, within which we engage in four principal business activities:
•new and used equipment sales;
•parts sales;
•equipment repair and maintenance services; and
•equipment rental and other activities.
We offer our customers a one-stop solution by providing equipment and parts sales, equipment repair and maintenance services, and rental functions in each store. Our full service approach provides us with multiple points of customer contact and cross-selling opportunities. We believe our mix of principal business activities, as well as our broad geographic footprint, provide us with crop, weather and market diversification. This diversification helps to lower our overall exposure to adverse economic cycles that affect particular geographic markets or segments. We also believe our scale, customer service strategy, centralized resources, and experienced management team provide us with a competitive advantage in many of our local markets.
Over our 44-year operating history, we have built an extensive network of 93 full service stores in the United States, 40 stores in Europe and 15 stores in Australia. Our Agriculture stores in the U.S. are located in Idaho, Iowa, Kansas, Minnesota, Missouri, Montana, Nebraska, North Dakota, South Dakota, Washington, Wisconsin, and Wyoming and in several highly productive farming regions, such as the Red River Valley in eastern North Dakota and northwestern Minnesota, portions of the corn belt in Iowa, eastern South Dakota and southern Minnesota, the I-80 corridor region in Nebraska, which sits on top of the Ogallala Aquifer, and the Snake River Valley in eastern Idaho. Our Construction stores are located in Colorado, Iowa, Minnesota, Nebraska, North Dakota, South Dakota, and Wisconsin. Internationally, our European stores are located in Bulgaria, Germany, Romania, and Ukraine, and our Australian stores are located in New South Wales, South Australia, and Victoria in Southeastern Australia.
We have a history of growth through acquisitions. Those acquisitions vary from single dealerships to larger dealership groups with multiple locations. Since January 1, 2003, we have completed approximately 60 acquisitions with locations in 15 U.S. states, four European countries, and three Australian states, and have established a network of dealership locations in Ukraine. We believe that there will continue to be opportunities for dealership consolidation in the future, and we expect that acquisitions will continue to be a component of our long-term growth strategy.
Products and Services
Within each of our segments, we have four principal sources of revenue: new and used equipment sales, parts sales, equipment repair and maintenance services, and equipment rental and other business activities.

New and Used Equipment Sales
We sell new agricultural and construction equipment manufactured under the CNH Industrial family of brands and equipment from a variety of other manufacturers. We also sell used equipment, which is primarily acquired through trade-ins from our customers. The agricultural equipment we sell and service includes machinery and attachments for uses ranging from large-scale commercial farming to home and garden purposes. The construction equipment we sell and service includes heavy construction machinery, light industrial machinery for commercial and residential construction, and road and highway construction machinery. Equipment sales generate cross-selling opportunities by populating our markets with equipment that will need service and parts. Equipment revenue represented 75.9%, 77.8% and 77.5% of total revenue for the fiscal years ended January 31, 2025, 2024 and 2023, respectively.
Parts Sales
We maintain an extensive in-house parts inventory to provide timely parts and repair and maintenance support to our customers. Our parts sales provide a revenue stream that is less sensitive to economic cycles than our equipment sales. Parts revenue represented 15.9%, 14.9% and 14.8% of total revenue for the fiscal years ended January 31, 2025, 2024 and 2023, respectively.
Equipment Repair and Maintenance Services
We provide set-up and repair and maintenance services, including warranty repairs, for our customers' equipment. Our stores have service shops staffed by trained service technicians. In addition, our technicians are able to make off-site repairs at customer locations. We provide proactive and comprehensive customer service by maintaining service histories for each piece of equipment owned by our customers, maintaining 24/7 service hours in times of peak equipment usage, providing on-site repair services, scheduling off-season maintenance activities with customers, notifying customers of periodic service requirements and providing training programs to customers to educate them on standard maintenance requirements. Our aftermarket repair and maintenance services have historically provided a high-margin and stable source of revenue through changing economic cycles. Service revenue represented 6.7%, 5.7% and 5.9% of total revenue for the fiscal years ended January 31, 2025, 2024 and 2023, respectively.
Equipment Rental and Other Business Activities
We rent equipment to our customers, primarily in the Construction segment, for periods ranging from a few days to full seasons. We manage the size, quality, age and composition of our rental fleet and closely monitor and analyze customer demand and rate trends. We service our rental fleet through our on-site parts and services team and market our rental equipment through our retail sales force. Our rental activities create cross-selling opportunities in equipment sales, including rent-to-own purchase options.
We provide ancillary products and services such as equipment transportation, Global Positioning System ("GPS") signal subscriptions and other precision farming products, farm data management products, and CNH Industrial finance and insurance products.
Rental and other revenue represented 1.5%, 1.6% and 1.8% of total revenue for the fiscal years ended January 31, 2025, 2024 and 2023, respectively.
Industry Overview
Agricultural Equipment Industry
Agricultural equipment is purchased primarily by farmers and commercial entities, such as cooperatives, that provide services to farmers for the production of crops used for food, fiber, feed grain and feedstock for renewable energy. Agricultural equipment is also purchased for "lifestyle farms", home and garden applications, and maintenance of commercial, residential and government properties. Deere & Company ("Deere"), CNH Industrial, AGCO Corporation ("AGCO"), and Kubota Corporation ("Kubota"), are the largest global manufacturers of agricultural equipment, and they each manufacture a full line of equipment and parts that supply the primary machinery requirements of farmers and other users of agricultural equipment. In addition to the major manufacturers, several short-line manufacturers produce specialized equipment that satisfies various niche requirements of end-users. Agricultural equipment manufacturers typically grant dealers in the United States defined sales and marketing territories with designated store locations to distribute their products.

We believe there are many factors that influence demand for agricultural equipment, parts, and repair and maintenance services, including net farm income, commodity markets, production yields, tariffs and trade policies, interest rates, government policies, availability of European Union subvention funds and individual European country subsidies, tax policies, local growing conditions, and general economic conditions. Any of these factors can change materially in a short time period, creating volatility in demand for our products and services. U.S federal legislation, such as the U.S. Farm Bill and its subsequent extensions, along with other federal programs, attempt to stabilize the U.S. agriculture industry through various programs including (i) commodity programs consisting of direct, counter-cyclical and price support payments to farmers; (ii) conservation programs; (iii) crop insurance programs; and (iv) disaster relief programs. In Australia, the Farm Management Deposit program is used by farmers to help with uneven income flows by making deposits during more profitable years and receiving repayments during years with lower profitability. We believe that these various governmental programs reduce financial volatility in the agriculture industry and assist farmers in continuing to operate their farms during economic down cycles and through the adverse headwinds caused by trade policies and tariffs.
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
Industry reports show that demand for construction equipment in our markets is driven by several factors, including (i) public spending on infrastructure, such as, roads, highways, sewer and water, and other public works projects; (ii) public and private expenditures for the energy, mining, and forestry industries; (iii) business conditions in the agriculture industry; and (iv) general economic and market conditions of the construction sector for residential and commercial buildings.
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
Superior Customer Service at the Local Level
Our centralization of numerous administrative functions better positions our employees in the field to focus on customer service. We believe that the following capabilities enable us to better serve our customers:
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
We spend significant time and resources training our employees to effectively serve our customers in each of our local markets. Our training program involves active participation in all manufacturer-sponsored training programs, the use of industry experts for customized training programs, and a centralized training team to assist in training programs and the integration of newly-acquired dealerships. We partner with many technical colleges to offer financial aid to students who we plan to eventually employ as service technicians. We also offer a federally regulated and approved service technician apprenticeship program that provides our employees with the opportunity to obtain a national, industry recognized certification earned through full-time on-the-job-training with Titan Machinery.

Ability to Act on Acquisition Opportunities
We believe that our experienced management team and access to capital enable us to be opportunistic in responding to accretive growth opportunities, primarily arising from the continued consolidation of the agriculture and construction equipment dealer network.
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
Ability to Attract and Retain Superior Employees
We recognize that attracting and retaining talented employees is essential to achieving outstanding company performance. We strive to develop our employees through internal training programs as well as third-party training programs hosted by our manufacturers and other professional services. In addition, we have robust compensation tools that allow us to react to rapidly changing market conditions and reward employees for high performance. We believe that our efforts in these areas will enable us to attract and retain superior employees necessary for us to be successful in our industry. See additional discussion in this Item 1 under the heading “Human Capital”.
Diverse and Stable Customer Base Reduces Market Risk
Our large geographic footprint covering fifteen U.S. states, four European countries and three Australian states provides a diversified customer base. We believe that this diverse customer base reduces the potential impact of risks associated with customer concentration and fluctuations in local market conditions that may be experienced by smaller dealers. During fiscal 2025, none of our customers accounted for more than 1.0% of our total revenue. Revenue from customers located outside of the United States is primarily included in our Europe and Australia segments, which represented 17.8%, 13.8% and 13.5% of total consolidated revenue during fiscal 2025, 2024 and 2023, respectively.
Experienced Management Team
Our executive team is led by Bryan Knutson, our Chief Executive Officer who was appointed on February 1, 2024. Mr. Knutson has over 20 years of industry experience at our Company ranging from equipment sales to executive positions. Robert Larsen, our Chief Financial Officer, has 15 years of industry and other finance leadership experience having worked at CNH Industrial, Raven Industries, and PricewaterhouseCoopers prior to joining the Company. Our other executive team members, managers in the field, and equipment sales consultants also have extensive knowledge and experience in our industry. We compensate, develop and review our managers and sales employees based on an approach that aligns their incentives with the goals and objectives of our Company, including achievement of revenue, profitability, market share and balance sheet objectives. We believe the strength of our management team assists in our success in the marketplace.
Growth Strategy
We pursue the following growth strategies:
Increasing Same-Store Sales and Market Share
Increasing same-store sales and market share are among our top priorities. This type of growth enhances our current period sales revenue and increases the potential for recurring parts and service business during the life of the sold equipment. We seek to generate growth in same-store sales and market share by:
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
Strategic Acquisitions
Since January 1, 2003, we have completed approximately 60 acquisitions with locations in 15 U.S. states, four European countries and three Australian states. In addition, we have developed our dealership network in Ukraine through new start-up operations. The agricultural and construction equipment dealership industries are fragmented and consist of many relatively small, independent businesses serving discrete local markets. We believe a favorable climate for dealership consolidation will continue to exist in the future due to several factors, including the competitiveness of our industry, significant industry cyclicality, including prolonged downturns, increased dealer capitalization requirements, increased sophistication and complexity of equipment and related technologies, increased expectations from our customers and our equipment suppliers, and the lack of succession alternatives for many current owners. We intend to pursue acquisitions with the objectives of consolidating distribution within our existing footprint, entering new markets, and strengthening our competitive position. We expect that strategic acquisitions will continue to be a component of our long-term growth strategy.
We regularly assess the acquisition landscape, evaluating potential acquisitions in terms of availability and alignment to our long-term growth strategy. Typically, in an acquisition, we acquire only the working capital and fixed assets that we believe are necessary to run an efficient store, and we do not generally assume any indebtedness. On occasion, we have acquired all of the outstanding equity of a company. Acquisitions are typically financed with available cash, floorplan line of credit capacity, and long-term debt.
The consent of CNH Industrial is required to acquire any CNH Industrial dealership. Additionally, the consent of our lender group, consisting of a number of national and regional banks (the “Bank Syndicate”), is required for acquisitions over certain thresholds or other criteria as set forth in our Bank Syndicate agreement.
Suppliers
CNH Industrial—Case IH Agriculture, Case Construction, New Holland Agriculture, New Holland Construction and Steyr
CNH Industrial is a publicly-traded, global leader in the agricultural and construction equipment industries. In 2024, CNH Industrial generated $17.1 billion in revenue from its equipment operations. CNH Industrial is the world’s second largest manufacturer of agricultural equipment, manufacturing the Case IH Agriculture and New Holland Agriculture brands of equipment. Case IH Agriculture, recognized by the red color of its equipment, has over 170 years of farm equipment heritage. New Holland Agriculture, recognized by the blue color of its tractors and the yellow color of its harvesting and hay equipment, has over 120 years of farm equipment industry heritage. The Case Construction, New Holland Construction and Steyr brands are also owned and operated by CNH Industrial.
In fiscal 2025, CNH Industrial supplied approximately 76% of the new equipment sold in our Agriculture segment, 79% of the new equipment sold in our Construction segment, 65% of the new equipment sold in our Europe segment and 74% of the new equipment sold in our Australia segment. In addition, CNH Industrial provides financing and insurance products and services to our end-user customers through its affiliate CNH Industrial Capital America, LLC (“CNH Industrial Capital”).
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

Our Case IH commercial sprayer application distribution rights were granted to us in connection with our acquisition of Heartland Ag in fiscal year 2023. For our full-line distribution dealer locations, these distribution rights were granted through amendments to our full-line dealer agreements adding floaters and sprayers as authorized products permitted to be sold to commercial application customers. For the acquired Heartland Ag locations not within our full line dealership territory, our distribution rights were set forth in new Case IH dealer agreements granting us distribution rights to sell floaters and sprayers to commercial application customers. For purposes of this Form 10-K, the granted distribution rights for the commercial application sprayers and floaters in territories without full-line dealer locations are referred to as the “Non-Full-Line Commercial Application Distribution Rights”.
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
If we sell a portion of our commercial sprayer application business related to the Non-Full-Line Commercial Application Distribution Rights prior to the expiration date of August 1, 2030 (or such later date as agreed to by the parties), then we are required to pay to CNH Industrial the sales consideration paid by such buyer for the applicable commercial application distribution rights; provided that Titan Machinery is entitled to receive sales consideration from the buyer in an amount not less than the fair value of the facilities, fixed assets, current assets, and other investments applicable to the location and market being sold. If we acquire a Case IH full-line dealer location within any of the territories for which we then possess the Non-Full Line Commercial Application Distribution Rights, as part of its approval process, Case IH may require Titan Machinery to pay an agreed upon amount for the inclusion of the commercial application sprayer distribution rights in the new dealer agreement for the acquired location.

CNH Industrial has the right to terminate its dealer agreements with us immediately in certain circumstances, including in the event of (i) our insolvency or bankruptcy, (ii) a material breach by us of the provisions of a CNH Industrial Dealer Agreement or (iii) our failure to secure the consent of CNH Industrial prior to the occurrence of a “change in control” event. The CNH Industrial Dealer Agreements governing Case Construction equipment grant CNH Industrial the right to terminate these CNH Industrial Dealer Agreements for any reason upon 120 days' prior written notice. In addition, we have the right to terminate any of the CNH Industrial Dealer Agreements at any time, with or without cause, upon 60 days' prior written notice. Subject to protections provided under state dealer protection laws, in the event that CNH Industrial offers a new dealer agreement or an amendment to the existing CNH Industrial Dealer Agreements to all authorized CNH Industrial dealers located in the state, CNH Industrial is permitted to terminate our existing CNH Industrial Dealer Agreements for stores located in that state upon at least 180 days' prior written notice if we refuse or otherwise fail to enter into such new agreements or amendments. In addition, to the extent CNH Industrial determines that we are not meeting our obligations under the CNH Industrial Dealer Agreement with respect to a particular product, CNH Industrial may, upon 60 days' prior written notice to us, remove such product from the authorized product list allowed to be sold or serviced by us. In the event of termination of any of the CNH Industrial Dealer Agreements, CNH Industrial is obligated to repurchase the inventory of the CNH Industrial brand applicable to the agreement being terminated. The CNH Industrial Dealer Agreements generally do not include non-compete provisions that apply during or after the term of such agreements or limit our operations apart from our designated CNH Industrial dealership store locations. Our CNH Industrial Dealer Agreements for Case Construction equipment, absent consent of CNH Industrial, restrict our ability to sell competing products (new equipment and parts) of other manufacturers at our Case dealership store locations during the term of such agreements. Our CNH Industrial Dealer Agreements require us to operate any material business activities not related to sales of CNH Industrial products or services to customers in agricultural, construction, industrial or similar markets separately from our CNH Industrial dealership business.
CNH Industrial and other equipment suppliers frequently provide their dealers interest free financing on equipment purchases. The interest free periods are for varying terms but generally less than 6 months. Generally, payment for parts purchased from CNH Industrial entities is due within 30 days. CNH Industrial makes available to us any floorplan programs, parts return programs, sales or incentive programs or similar plans or programs it offers to its other dealers and provides us with promotional items and marketing materials.
The CNH Industrial Dealer Agreements for our European operations, with the exception of Ukraine, grant us exclusive territories. The CNH Industrial Dealer Agreements for our Australian operations assigns to us a geographically defined area of primary responsibility, providing us with distribution and product support rights within the identified territory for specific equipment products. Although the dealer appointment is non-exclusive, in each territory there is typically only one dealer responsible for retail sales to end-users and for after-sales product support of the equipment. In both Europe and Australia, we are restricted in our ability to sell competing products in our assigned territories. Our CNH Industrial Dealer Agreements for our European and Australian operations do not have a fixed term. CNH Industrial can terminate these agreements immediately in certain circumstances constituting cause, and for any reason upon 24 months’ prior written notice in Europe and consistent with franchise law notice requirements in Australia.
Other Suppliers
In addition to products supplied by CNH Industrial, we sell a variety of new equipment and parts supplied by other manufacturers. These products tend to address specialized niche markets and complement the CNH Industrial products we sell by filling gaps in the CNH Industrial line of products. We believe our offering of products for specialized niche markets supports our goal of being a one-stop solution for our customers’ equipment needs. Approximately 25% of our total new equipment sales in fiscal 2025 resulted from sales of products manufactured by companies other than CNH Industrial, with our single largest manufacturer other than CNH Industrial representing approximately 4% of those total new equipment sales. The terms of our arrangements with these other suppliers vary, but most of the dealership agreements contain termination provisions allowing the supplier to terminate the agreement after a specified notice period, which is typically 30 days. Payment and financing practices with these other suppliers are similar to those practices described above with respect to CNH Industrial.
Customers
Our North America agriculture customers vary from small, single machine owners to large farming operations and commercial application operations, primarily in the states of Idaho, Iowa, Kansas, Missouri, Minnesota, Montana, Nebraska, North Dakota, South Dakota, Washington, Wisconsin, and Wyoming. In fiscal 2025, no single agriculture customer accounted for more than 1.0% of our Agriculture revenue.
Our North American construction customers include a wide range of construction contractors, public utilities, forestry, energy companies, farmers, municipalities and maintenance contractors, primarily in the states of Colorado, Iowa, Minnesota, Nebraska, North Dakota, South Dakota, and Wisconsin. These customers vary in size from small, single machine owners to large firms. In fiscal 2025, no single construction equipment customer accounted for more than 2.0% of our Construction revenue.
Our European customers vary from small, single machine owners to large farming operations, primarily in the countries of Bulgaria, Germany, Romania, and Ukraine. We also sell Case Construction equipment in Bulgaria and Romania. In fiscal 2025, no single European customer accounted for more than 2.0% of our Europe revenue.
Our Australian customers vary from small, single machine owners to large farming operations, primarily in New South Wales, South Australia, and Victoria. In fiscal 2025, no single Australian customer accounted for more than 1.0% of our Australia revenue.
Floorplan Payable Financing
The cost of floorplan payable financing is an important factor affecting our financial results. CNH Industrial Capital offers floorplan payable financing to CNH Industrial dealers to finance the purchase of new inventory from CNH Industrial and for the purchase of used equipment inventory on trade-ins from our customers. CNH Industrial Capital provides this financing in part to enable dealers to carry representative inventories of equipment and encourage the purchase of goods by dealers in advance of seasonal retail demand. CNH Industrial Capital charges variable market interest rates based on the prime rate on balances outstanding after any interest-free periods and receives a security interest in inventory and other assets. Interest-free periods are generally four months in duration for both new and used agriculture and construction equipment. As of January 31, 2025, we had an $875.0 million floorplan credit facility with CNH Industrial Capital.
In addition to the CNH Industrial Capital floorplan line of credit, as of January 31, 2025, we also had a $390.0 million wholesale floorplan line of credit under the Bank Syndicate Agreement, and an $80.0 million credit facility with DLL Finance LLC ("DLL Finance") that can be used to finance inventory purchases. In addition, we have other lines of credit offered by various financial institutions as well as floorplan payable financing programs offered by manufacturers and suppliers, or their third party lenders.
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
Equipment Sales Consultants and Centralized Support
Our equipment sales employees (who we refer to as “equipment sales consultants”) perform a variety of functions, such as servicing customers at our stores, calling on existing customers, and cultivating new customer relationships through off-site meetings. We develop customized marketing programs for our sales force by analyzing each customer group for profitability, buying behavior and product selection. All members of our sales force are expected to participate in internal and external manufacturer-sponsored training sessions to develop product and application knowledge, sales techniques and financial acumen. Our shared resources marketing group provides centralized support for our field operations, including media buys, strategic planning, sales support, training, and management of advertising reimbursement opportunities from our suppliers. In addition, we encourage our regional and area managers and their sales teams to develop localized sales and marketing strategies.
Parts Sales Managers and Service Managers
Our parts sales managers and service managers at our stores are involved in our efforts to market our parts and service offerings, including our seasonal marketing campaigns. Much of our focus on aftermarket campaigns is promoting proactive equipment inspections designed to spot and address mechanical issues before they result in costly downtime. Other proactive aftermarket offerings include extended warranty and equipment maintenance packages for the equipment we sell. We believe these efforts improve our customers’ experiences and reduce their cost of ownership, while at the same time securing a steady and reliable stream of aftermarket sales for us.

Website
Our website, www.titanmachinery.com, is the central hub for all of our marketing campaigns. We maintain a large amount of content related to the equipment we sell and service, the technology used by our customers in conjunction with the equipment, and information about our Company and what we have to offer prospective employees. Used equipment inventories are one of the most highly trafficked sections of our website. Customers can search and view equipment based on type, manufacturer, price or store location. Pictures and descriptions of each piece of equipment are displayed, along with the equipment specifications, price and store location. Parts manufactured by the CNH Industrial brands and other suppliers are marketed and can be purchased directly through our website. Other sales and financing programs are also marketed through our website. Customers can view construction rental equipment availability, rates, and specifications on the website and submit rental requests by completing a simple form. All external job openings are listed on our website, as well as detailed information about our apprenticeship and internship programs, technical college sponsorships and other student programs. Finally, our website provides dealer locator search functions and contact information for the various departments at each of our stores.
Print, Broadcast and Web-Based Advertising Campaigns
Our Marketing team utilizes the latest digital marketing tools including digital display, search engine marketing, and social media advertising to promote our products and services and to reach customers that are doing their own online research and direct them to the content and resources on our website. We believe this is the highest return on investment advertising, and as such, the majority of our marketing expenditures are through digital channels. Additionally, each year we initiate numerous targeted direct mail, print and broadcast advertising and marketing campaigns. CNH Industrial and other suppliers periodically provide us with advertising funds, which we primarily use to promote new and used equipment, parts, proactive service offerings including uptime inspections and preventative maintenance, and financing programs.
Channels for Selling Aged or Excess Equipment Inventory
In certain circumstances, we sell aged equipment inventories through alternative channels such as onsite and online auctions.
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
We are one of the established regional-scale agricultural and construction equipment dealers in the United States. There are a limited number of other agricultural and construction equipment dealers operating on a regional scale. Our primary regional-scale competitors include RDO Equipment Co., Butler Machinery Company, Ziegler Inc., Brandt Holdings Co., Wagner Equipment Co., 21st Century Equipment, LLC, AKRS Equipment Solutions, Inc., C & B Operations, LLC, and Van Wall Equipment, Inc.
Corporate Information
We were incorporated as a North Dakota corporation in 1980 and reincorporated in Delaware in December 2007 prior to our initial public offering. Our executive offices are located at 644 East Beaton Drive, West Fargo, ND 58078-2648. Our telephone number is (701) 356-0130. We maintain a website at www.titanmachinery.com. We make available, free of charge, copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on our website, as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the Securities and Exchange Commission ("SEC"). We are not including the information on our website as a part of, or incorporating it by reference into, this Form 10-K. Our SEC filings are also available at www.sec.gov.
Intellectual Property
We have registered trademarks for certain names and designs used in our business and have trademark applications pending for certain others. We operate our North American and European stores under the Titan Machinery name, and have continued to operate our Australian stores under the J.J. O’Connors name. Case IH, Case and New Holland are registered trademarks of CNH Industrial, which we are authorized to use pursuant to the terms of the CNH Industrial Dealer Agreements. In addition, other suppliers of equipment have authorized us to use their registered trademarks and trade names.
Product Warranties
Product warranties for new equipment and parts are provided by the original equipment manufacturer (“OEM”). The term and scope of these warranties vary by OEM and by product. At the time equipment is purchased, we also offer customers the option of purchasing extended warranty protection provided by the OEM or through various third-party warranty providers. We are paid by the OEM for repairs we perform on equipment that is covered by warranty. We generally sell used equipment "as is" and without an OEM warranty unless the original warranty period has not expired and is transferable. We also offer extended warranty programs on certain used equipment through various third-party warranty providers.
Seasonality & Weather
The agricultural and construction equipment businesses are highly seasonal, which causes our quarterly results and our cash flow to fluctuate during the year. Our customers generally purchase, rent, and repair equipment in preparation for, or in conjunction with, their busy seasons. For farmers, the busy seasons are the planting and harvesting seasons. For construction customers, the busy season is typically the second and third quarters of our fiscal year for much of our footprint, subject to weather conditions. Our parts and service revenues are typically highest during our customers' busy seasons as well, due to the increased use of their equipment during this time, which generates the need for more parts and service work. Weather conditions impact the timing of our customers' busy times, which may cause our quarterly financial results to differ between fiscal years. In addition, our fourth quarter typically is a significant period for equipment sales in the U.S. because of our customers’ year-end tax considerations, the timing of dealer incentives and the increase in availability of funds from completed harvests and construction projects.
Seasonal weather trends, particularly severe wet or dry conditions, can have a significant impact on regional agricultural and construction market performance by affecting crop production yields and the ability to undertake construction projects. Weather conditions that adversely affect the agricultural or construction markets would have a negative effect on the demand for our products and services in the affected markets.
In addition, numerous external factors such as credit markets, government subsidies, commodity prices, production yields, input costs, and other circumstances may disrupt normal purchasing practices and buyer sentiment, further exacerbating seasonal fluctuations.
Human Capital
We recognize that our success is highly dependent upon the talents and dedication of our employees and the maintenance of a healthy and safe work environment.
Employee Recruitment
We strive to attract the best talent from a variety of sources to meet the current and future needs of our business. We have established relationships with many high schools, trade schools and colleges across our footprint, which we utilize as a source for entry-level talent. We also actively look to the armed forces for opportunities to hire hard-working, responsible veterans. Additionally, our store managers continuously monitor their local markets for experienced individuals who might be successful additions to our organization. We seek a workforce that reflects the communities in which we operate, and strive to create workplaces where our employees have the opportunity to achieve their full potential.
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
Training and Development
We devote significant resources to employee training and development, including tuition assistance for career-enhancing academic programs. Our training and development programs are designed to facilitate the development and advancement of talent from within our organization to ensure we continuously fill our ranks with qualified employees for critical positions. Employees are supported for growth within their current positions through technical and skill-specific training. They are also offered development programs that can assist employees with movement into leadership positions or transitioning to other positions within the Company. Members of our training and development team collaborate with employees from our various operations teams to identify our strategic training needs and prioritize the development of appropriate training content.
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
Management continually monitors employee turnover data, which is supplemented with additional data from exit surveys, to assist in determining the reasons for voluntary employee terminations. The turnover rate of our service technicians is monitored closely by management, as the retention of skilled service technicians is critical to our success. Demand for service technicians across the country is very high, and turnover in this role is also traditionally high for all equipment dealers.
Health and Safety
Employee health and safety is very important to us. We strongly believe that a safe work environment will help us gain a competitive advantage in the recruitment of employees and maintaining a trustworthy reputation with our partners. Through proactive management, training, and employee accountability, we strive to embed safety into every level of our organization. This includes providing a safe place to work, safety training relevant to the employee's position, and insuring compliance with all safety and environmental regulations. Our tiered safety/risk management program promotes active employee engagement at all levels within our organization. Our health and safety program is overseen by our Human Resources Department and managed at the enterprise level by our Environmental Health and Safety Manager and assisting team who in turn directly collaborate with store personnel to communicate new policies and directives, respond to questions and incidents, conduct mandatory monthly safety meetings, conduct on-site compliance evaluations, and provide on-site and company-wide training. We ensure that safety performance data is tracked, aggregated, and reviewed on an ongoing basis across our organization. Our safety/risk management team collects data on recordable injury rates, serious injury rates, and near misses from each of our facilities, and engages in a root cause analysis and identifies corrective action to prevent future occurrences. The results are shared with employees at respective store locations, and the data is reviewed regularly by the executive leadership team and shared with the Board on an annual basis.
Performance Management
We have developed an employee performance management program that is consistently applied throughout our U.S. operations. The core goal of our performance management program is to develop and maintain a high-performing organization that is positioned to meet our business objectives. Our performance management program focuses on enabling employees and their supervisors to gain alignment through:
•role specific goals that align with the Company's business objectives and our values, which give our employees clear insight into how their position impacts their team, location and the Company; and
•semi-annual performance discussions that provide opportunities for employees and their supervisors to have effective conversations regarding performance, goals and expectations, and development opportunities.
Commitment to Core Values and Ethical Culture
Our employees are guided by our corporate core values of: “Our People”, “Integrity”, “Excellence”, and “Teamwork.” We promote these values from the top down. In every business decision and transaction, we expect our employees and business partners to do the right thing by conducting business with integrity, and to comply with all laws, rules and standards of conduct that apply to our Company in the many countries where we do business. In addition, we promote a commitment to ethics and compliance through our Code of Ethics and Business Conduct that addresses issues such as protection and proper use of Company assets, compliance with applicable laws and regulations, accuracy and preservation of records, accounting and financial reporting, conflicts of interest, and insider trading. We regularly train our employees on these policies and expect full compliance.

Community Engagement
We are committed to being a good neighbor and supporting the communities where we are located. We encourage our employees to share the same commitment, and in the U.S. assist them in this mission by offering annual paid volunteer time to support charities and community service projects, as well as offering annual paid time off to employees who are active volunteers in their local fire departments or first responder programs.
Employees
As of January 31, 2025, we employed 3,340 people on a full-time basis, 2,299 in the U.S., 731 in Europe and 310 in Australia, and an additional 308 part-time employees. We do not regularly use independent contractors in our business operations. To date, we have not experienced any work stoppages as a result of labor disputes, and we consider our relationship with our employees to be good. None of our employees are covered by a collective bargaining agreement.
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
Our business involves the generation, use, handling, and disposal of hazardous or toxic substances and wastes and the use of above ground and underground storage tanks ("ASTs" and "USTs", respectively). Operations involving the management of wastes and the use of ASTs and USTs are subject to requirements of the Resource Conservation and Recovery Act of 1976, as amended, analogous state statutes, and their implementing regulations. Pursuant to these laws, federal and state environmental agencies have established approved methods for handling, storing, treating, transporting, and disposing of regulated substances and wastes with which we must comply.
We also are subject to laws and regulations governing responses to any releases of contamination at or from our facilities or at facilities that receive our hazardous wastes for treatment or disposal. The federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, and similar state statutes, can impose strict and joint and several liability on potentially responsible parties for cleanup costs of contaminated properties.
We also are subject to the Federal Water Pollution Control Act of 1972, as amended (also known as the Clean Water Act), analogous state statutes, and their implementing regulations which, among other things, prohibit discharges of pollutants into regulated waters without permits, require containment of potential discharges of oil or hazardous substances, and require preparation of spill contingency plans.
Global climate concerns related to greenhouse gas emissions have led to varying degrees of international and domestic legislative and regulatory responses. While the Australian government is further investigating the potential adoption of increased disclosures related to climate change and mitigation efforts, the European Union ("EU") recently adopted the European Sustainability Reporting Standards and the Corporate Sustainability Reporting Directive ("CSRD") that may require robust disclosure of certain social and environmental information and data. The European Commission has also proposed an “Omnibus simplification package” aimed at simplifying sustainability regulatory requirements, which may introduce changes to regulations such as the CSRD (among possible other EU sustainability-related regulations). It is currently unclear to what extent any such changes will be implemented, and the extent to which these changes could impact us. We are evaluating and will continue to evaluate the applicability of the CSRD as regulatory guidance is issued and as the European countries in which we operate adopt implementing legislation, and we will establish a compliance program to address any applicable requirements. In addition, on March 6, 2024, the SEC adopted rules to enhance and standardize climate-related disclosures by public companies. On April 4, 2024, the SEC voluntarily stayed implementation of the recently adopted climate disclosure rules, in response to several federal lawsuits challenging the validity of the new climate change disclosure rules. We will continue to monitor the litigation, the SEC’s comment letters respecting its guidance in effect prior to the adoption and subsequent stay of the new climate change disclosure rules, and investor expectations on the subject.
We have incurred, and will continue to incur, costs and capital expenditures to comply with these environmental laws and regulations. We believe that our operations currently are conducted in substantial compliance with all applicable regulations. None of our dealerships has been subject to any material liabilities in the past, nor are we currently aware of any fact or condition that would result in any material liabilities arising in the future.
In addition to the environmental regulations discussed above, we are subject to numerous federal, state, and local laws regulating the conduct of our business, including those relating to sales and marketing, taxation, employment practices, working conditions, data privacy, and corruption. The foreign countries and domestic states that we operate in subject us to a significant number of regulatory jurisdictions. We believe that we are currently in material compliance with laws and regulations applicable to our business operations.

ITEM 1A.    RISK FACTORS
The following risks should be considered in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, including the risks and uncertainties described under the heading "Information Regarding Forward-Looking Statements", and our financial statements and the related notes appearing under Item 8, Financial Statements and Supplementary Data, of this Form 10-K. The following is a discussion of the material factors that we believe make an investment in our common stock risky. These risks may affect our operating results and, individually or in the aggregate, could cause our actual results to differ materially from past and projected future results. Some of these risks could affect particular revenue sources or segments, while others could affect our full business. Although risks are organized by headings, and each risk is discussed separately, many are interrelated. Furthermore, additional risks not currently known to us or that we currently consider immaterial also may materially adversely affect our business in the future. As a result, the trading price of our common stock could decline, and you could lose all or part of your investment in our common stock
Risks Related to our Reliance on CNH Industrial
We are dependent upon CNH Industrial to supply competitive products.
The substantial majority of our business involves the sale and distribution of new equipment and aftermarket parts supplied by CNH Industrial and the servicing of equipment manufactured by CNH Industrial. Therefore, our financial performance and future success are highly dependent on the overall reputation, brand and success of CNH Industrial in the agricultural and construction equipment manufacturing industries, including its ability to maintain a competitive position in product innovation, product quality, and product pricing.
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
We are dependent upon CNH Industrial’s financial and marketing support.
CNH Industrial, directly or through its financing affiliate, supports our business by providing financial assistance and marketing support including the following:
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
We are dependent on CNH Industrial’s ongoing commitment to its product warranties and reimbursement of dealers for warranty repairs.
CNH Industrial provides product warranties and, in some cases, extended warranties to our customers. Our stores perform warranty work for equipment under these product warranties, and we direct bill CNH Industrial as opposed to invoicing the customer. At any particular time, we have significant receivables from CNH Industrial for warranty work performed. CNH Industrial’s ongoing commitment to its product warranties and timely payment for warranty work is important to both our market share success and our warranty related parts and service revenue.
Our CNH Industrial Dealer Agreements may be terminated by CNH Industrial and subject us to restrictions that may adversely impact our business.
We have entered into CNH Industrial Dealer Agreements under which we sell CNH Industrial’s branded agricultural and construction equipment, along with aftermarket parts and repair services. Subject to applicable state statutes that may govern the dealer-manufacturer legal relationship, CNH Industrial may terminate our CNH Industrial Dealer Agreements immediately in certain circumstances, following written notice and cure periods for certain breaches of the agreement, and for any reason under our Case Construction agreement following 120 days' prior written notice. If CNH Industrial were to terminate, including non-renewal, all or any of its CNH Industrial Dealer Agreements with us, our business would be severely harmed.
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
Under our CNH Industrial Dealer Agreements, we are obligated to actively promote the sale of CNH Industrial equipment within our designated geographic areas of responsibility, fulfill the product warranty obligations of CNH Industrial (subject to CNH Industrial’s payment to us of the agreed upon reimbursement), maintain adequate facilities and workforce to service the needs of our customers, stock equipment and parts inventories at the level deemed necessary by CNH Industrial to meet sales goals as stated in the annual business plan mutually agreed upon by us and CNH Industrial, maintain adequate working capital, and maintain stores only in authorized locations.
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
Our CNH Industrial Dealer Agreements require us to operate any material business activities not related to sales of CNH Industrial products or services to customers in agricultural, construction, industrial or similar markets separately from our CNH Industrial dealership business. In addition, our CNH Industrial Dealer Agreements for domestic and international Case Construction equipment prohibit us from carrying other suppliers' products (new equipment and parts) at our domestic and international Case Construction stores that are competitive with CNH Industrial's products, unless consented to by CNH Industrial. These restrictions may discourage or prevent us from pursuing activities that we believe will grow our business.
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
•the demand for food products, livestock feed, and other products made with farm commodities such as biofuels;
▪the availability of stocks from previous harvests;
•agricultural policies, including aid and subsidies to agricultural enterprises provided by governments, policies impacting commodity prices or limiting the export or import of commodities, and alternative fuel mandates; and
•foreign government tariffs that affect export markets for U.S. farm products
In addition to macroeconomic drivers of net farm income, local growing conditions also influence farmers’ buying sentiment. Therefore, droughts, excess rain, hail, and other unfavorable weather conditions affecting certain geographic regions will adversely impact the local farmers’ buying sentiment.
As evidenced by the current downturn in the demand for agricultural equipment, the nature of the agricultural industry is such that a downturn in equipment demand can occur suddenly, resulting in negative impacts on dealers in the form of declining revenues, reduced or negative profit margins, excess new and used equipment inventories, lower inventory turns, and increased floorplan interest expense. We cannot predict when the current agriculture equipment downturn will end, as we believe that this is largely dependent on the improvement of farmer profitability which, in turn, is subject to numerous market, political, and macroeconomic factors. During the current downturn, we have experienced significant reductions in our revenues and profitability. Similar market downturns may occur in the future, adversely affecting our revenue and profitability at that time.
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
Inflationary increases in the cost of equipment combined with a depressed used equipment market (resulting in lower trade values of used equipment) and higher interest rates have negatively impacted our customers' equipment purchasing decisions.
Many of our customers finance their equipment purchases. The ability to obtain affordable financing is an important part of a customer's decision to purchase agricultural or construction equipment. The affordability of new equipment is influenced by three factors: (i) the cost of the new equipment, which has increased significantly due to inflation and other factors over the past few years, and may experience additional increases due to tariffs on imported materials, parts and components that are required to manufacture the equipment; (ii) the trade value granted to the customer by the dealer for the used equipment being traded (and in the current down cycle, the value of used equipment has fallen significantly, resulting in less trade value and requiring a greater cash contribution in the transaction); and (iii) the interest rate applied to the amount financed in the transaction. Interest rates have risen significantly over the past four years and remain elevated. All of these factors, along with significantly lower net farm income, have contributed to make equipment purchases less affordable, resulting in a depressed agriculture equipment market. As a result, our revenue and profitability decreased significantly in fiscal 2025. The results of the past fiscal year evidence our susceptibility to these non-controllable market factors that adversely affected our financial performance.
Risks Related to the Competitive Conditions of the Equipment Distribution Industry
As evidenced by the current downturn in the demand for agricultural equipment, the equipment distribution market is subject to sudden supply-demand imbalances arising from factors over which we have no control, which can affect our equipment sales and margins.
Over-production of equipment by one or more manufacturers, or a sudden reduction in demand for equipment, can dramatically disrupt the equipment market, cause downward pressure on our revenue and equipment profit margins and increase our carrying costs of higher inventory levels. This supply demand disruption may also lead to an increase in the availability of late-model used equipment, which can create a used equipment inventory over-supply condition and put pressure on our used equipment sales and margins, and have an adverse effect on values of our used equipment inventory. We have no control over or ability to significantly influence any of the foregoing factors affecting the equipment distribution markets.
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
The recent agreements of equipment manufacturers, including CNH Industrial, to provide farmers and independent repair shops access to diagnostic tools could negatively impact our repair services business.
In the past, state and federal legislation has been introduced, including in states in our footprint, that generally would require the manufacturers of products to provide the purchaser or independent repair technicians with documents, diagnostic software, and other information that would allow the equipment to be repaired without having it returned to the dealer for repair. Separately, the American Farm Bureau Federation and CNH Industrial brands, Case IH and New Holland, signed a memorandum of understanding in March 2023 (the “Memorandum of Understanding”) that allows farmers and independent repair shops to access CNH Industrial's brand manuals, tools, product guides and information to self-diagnose and self-repair machines, and enables farmers and independent repair shops to directly purchase diagnostic tools. The Memorandum of Understanding follows a similar format as agreed to by Deere in January 2023 which, in turn, follows the auto industry format. It is difficult to predict the long-term impact of the Memorandum of Understanding, or right to repair legislation if enacted in any area of our footprint, on our repair services business.
Risks Related to Supply Chain
Our business is susceptible to supply chain disruptions.
Our business is susceptible to supply chain disruptions, which may cause variability and unpredictability in product lead times. For example, in calendar year 2020, our suppliers experienced significant disruptions in upstream supply chain production and shipping delays. This caused lead times from our suppliers to extend beyond normal time frames. Recently, these disruptions have largely been mitigated and lead times have condensed back down to normal levels. When lead times condense, our manufacturers may be able to produce and deliver more of our orders in a shorter period of time than originally anticipated, which, in turn, results in variability in our inventory balances from quarter to quarter or year over year.
Risks of International Operations
Our international operations expose us to risks and uncertainties.
We currently operate dealership locations in Bulgaria, Germany, Romania, Ukraine and Australia. In fiscal 2025, total Europe and Australia segment revenues were 17.8% of our consolidated total revenue. As of January 31, 2025, total Europe and Australia segment assets were 24.3% of our consolidated total assets.
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
•unexpected adverse changes in export duties, currency controls that impact our ability to repatriate funds from the country, quotas and tariffs and difficulties in obtaining import licenses;
•the cyclical demand in European Union member states for agricultural equipment, based on availability of European Union government subsidy programs and tax incentives;
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
The Russian military occupation of Ukraine has significantly disrupted our Ukrainian operations. While all of our Ukrainian stores are open, the outcome of the Russian military operation remains unclear, and we cannot predict the impact this conflict will have on our Ukrainian operations. The military conflict and related political instability, if it intensifies, may make it impossible for us to effectively operate our Ukraine dealerships, which may result in our decision to cease operations or dispose of our assets in Ukraine. This would result in asset write-offs and a loss in revenues and profits. See additional information in Note 1, Business Activity and Significant Accounting Policies, to the Consolidated Financial Statements at Item 8, Financial Statements and Supplementary Data, of this Form 10-K. Moreover, upon any sale of our assets in Ukraine the existing currency restrictions may limit our ability to repatriate those funds to the United States or Europe. Even if we continue operations, the military conflict has significantly impacted, and we expect that it will continue to impact, our customers' liquidity and purchasing decisions for our products and services. If no crops are planted or a growing season is negatively impacted, this occurrence will limit our Ukrainian subsidiary's ability to generate cash and repay outstanding debt, and as a result of imposed currency exchange controls and other restrictions, restrict our ability to manage our cash held in Ukraine and our investment in our Ukrainian business. The military intervention has disrupted our Ukrainian work force, with certain employees being called to active military duty and other employees leaving the country and working remotely. Additional risks related to our operations in Ukraine, likely made more acute by the impact of the military conflict, include further devaluation of the local currency, increased interest rates and increased inflation.
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
Our orders for the purchase of new equipment and parts are based primarily on pre-sold equipment and projected demand. Our equipment orders from CNH Industrial typically must be slotted months in advance of actual delivery. If actual sales are materially less than our forecasts, for example because of a significant drop in net farm income, weather disruptions in our agricultural growing regions, or a construction industry recession, we would experience an over-supply of new equipment and parts inventory. This over-supply situation occurred in fiscal year 2025, which has generally caused downward pressure on our product sale prices and margins, decreased our inventory turns, and increased our floorplan financing expenses. Given the variability of the macroeconomic factors affecting demand for equipment, our business will be subject to the risks arising from “over supply”, both in the current downcycle and beyond.
Our used equipment is generally acquired as trade-ins from customers in connection with equipment sales. In accordance with generally accepted accounting principles, each item of our used equipment inventory is valued at the lower of cost or net realizable value. In the current down market, the agreed upon trade values on new equipment deals (frequently agreed to months in advance of the closing of the transaction) and our used equipment in stock have not retained the value that we attributed to it at the time of the trade or receipt, and accordingly ongoing downward adjustments to those values have occurred over the past several months in accordance with the lower of cost or market accounting principles. The amount of these write-downs of inventory are included in our cost of goods sold, and reduce our operating income.
Due to the length and severity of the current downturn, or in any future downturn, it is possible that we may need to change from our normal retail marketing channel to more aggressive marketing channels (such as auctions) for specific pieces or categories of equipment inventory, particularly as equipment inventory ages. If we determine that such measures are appropriate responses in the current or any future downturn, these aggressive measures will generally result in lower profit margins than those we would obtain through our normal marketing channel.
Our level of indebtedness could limit our financial and operational flexibility.
As of January 31, 2025, our indebtedness included floorplan payable financing, real estate mortgage financing secured by real estate assets, and other long-term debt. In addition, we have obligations under our lease agreements for many of our store locations and corporate headquarters. Our level of indebtedness could have important consequences. For example, it could:
•increase our vulnerability to adverse economic and industry conditions;
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
•limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes.

We expect to use cash flow from operations and borrowings under our credit facilities to fund our operations, debt service and capital expenditures. However, our cash flow and ability to borrow depends on our future performance, which is affected by financial, business, economic and other factors, many of which are beyond our control.
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
Our failure to satisfy any covenant, absent a waiver or amendment, would cause us to be in default under our credit facilities and would enable our lenders to accelerate payment of the outstanding indebtedness. Each of our credit agreements include cross-default provisions which provide that certain types of defaults under any other indebtedness will also constitute a default under that credit agreement. If a default occurred, and the lender demanded accelerated payment, we may not be able to satisfy a pay-off request, whether through internal funds or new financing.
Our variable rate indebtedness exposes us to interest rate risk.
A substantial portion of our floorplan and working capital borrowings, including the credit facilities with CNH Industrial Capital, the Bank Syndicate, DLL Finance, and our international floorplan facilities are at variable interest rates and expose us to interest rate risk. There are many factors outside our control that have in the past and may, in the future, impact interest rates including publicly announced indices that underlie the interest obligations related to a certain portion of our debt. Factors that impact interest rates include governmental monetary policies, inflation, recession, changes in unemployment, the money supply, and international instability impacting domestic and foreign financial markets. Any increases in interest rates could have an adverse effect on our results of operations. The adverse impact of higher rates on our financial performance is magnified during industry downcycles, such as we are experiencing now, when we have an oversupply of inventory.
The agricultural and construction equipment industries are highly seasonal, which can cause significant fluctuations in our results of operations and cash flow.
The agricultural and construction equipment businesses are highly seasonal, which causes our quarterly results and cash flows to fluctuate during the year. Farmers generally purchase agricultural equipment and service work in preparation for, or in conjunction with, the planting and harvesting seasons. Construction equipment customers’ purchases of equipment and service work, as well as rental of equipment, are also seasonal in our stores located in colder climates where construction work slows significantly in the winter months. In addition, the fourth quarter typically is a significant period for equipment sales in the U.S. because of our customers’ year-end tax considerations, the timing of dealer incentives and the increase in availability of farmers’ funds from completed harvests and construction customers' funds from completed projects. Also, numerous external factors such as credit markets, commodity prices, weather conditions, and other circumstances may disrupt normal purchasing practices and customers’ sentiment, further contributing to the seasonal fluctuations.
Changes in tax rates or the adoption of new tax legislation may adversely affect our financial results.
The Company is subject to taxes in the U.S. and a number of foreign jurisdictions where it conducts business. The Company’s effective tax rate has been and may continue to be affected by changes in the mix of earnings in jurisdictions with differing statutory tax rates, changes in the valuation of deferred tax assets, and changes in tax laws or their interpretation, such as the 15% global minimum tax under the Organization for Economic Cooperation and Development Pillar Two, Global Anti-Base Erosion Rules. In addition, the U.S. government could adopt changes to international trade agreements, tariffs, taxes and other related regulations. If the Company’s effective tax rate were to increase, or if the ultimate determination of the Company’s taxes owed is for an amount in excess of amounts previously accrued, our financial results could be adversely affected.
Climate and Weather Risks
Weather conditions may negatively impact the agricultural and construction equipment markets and affect our financial results.
Weather conditions, particularly severe floods and droughts, can have a significant adverse effect on growing conditions and on regional agricultural and construction markets. Adverse weather conditions may result in fewer acres being planted or harvested by farmers, reduced crop yields on those acres that are planted, and delays or cancellations of construction projects. This in turn could result in lower demand for our agricultural and construction equipment and services and adversely affect our results of operation. Many scientific reports predict that severe weather events can be expected to become more frequent as a result of global climate change. Furthermore, the long-term impacts of climate change, whether involving physical risks (such as the extreme weather conditions discussed above) or transition risks (such as regulatory changes discussed below) are expected to be widespread and unpredictable. As severe weather events become increasingly common, our or our customers’ operations may be disrupted, which could result in increased operational costs or reduced demand for our products and services and extended periods of disruptions could have an adverse effect on our results of operations. In addition, climate change may also reduce the availability or increase the cost of insurance for weather-related events as well as impact the global economy, including potential disruptions to supply chains. We anticipate that climate change-related risks will increase over time.
New or more stringent greenhouse gas emission standards designed to address climate change could increase costs of the equipment we purchase from our suppliers and increase our customers’ costs of operations.
There is global scientific consensus that emissions of greenhouse gases ("GHG") continue to alter the composition of Earth’s atmosphere in ways that are affecting and are expected to continue to affect the global climate. These considerations have led to certain regulatory responses, including but not limited to the EU Corporate Sustainability Reporting Directive and the SEC’s finalized rules (March 6, 2024) requiring public companies to make disclosures regarding climate risks and related matters (such rules are currently stayed pending the outcome of litigation). We expect our European subsidiaries to be subject to the CSRD disclosure rules beginning in 2028. The associated compliance costs are currently uncertain, but we expect that they will be substantial. Various stakeholders, including legislators and regulators, shareholders and non-governmental organizations, as well as companies in many business sectors are continuing to look for ways to reduce GHG emissions.
The regulation of GHG emissions from the equipment we sell could result in additional manufacturing costs to our suppliers who, in turn, will likely pass along those costs to us through higher wholesale prices of the equipment. We may not be successful in passing along the equipment price increases to our customers, which could impact our results of operation and margins. To the extent that we attempt to pass along price increases to our customers, the increased costs of equipment may negatively affect their purchasing decisions or result in their decision to purchase equipment from a different brand.
Because the impact of any future climate disclosure laws and regulatory or product standard requirements is dependent on the timing and design of mandates or standards, we are unable to predict with any specificity their potential impact at this time.
Risks of our Growth Strategy
If our acquisition plans are unsuccessful, we may not achieve our planned long-term revenue growth.
Our ability to grow through the acquisition of additional CNH Industrial geographic areas of responsibility and store locations or other businesses will be dependent upon the availability of suitable acquisition candidates at acceptable values, our ability to compete effectively for available acquisition candidates and the availability of capital to complete the acquisitions. We may not successfully identify suitable targets, or if we do, we may not be able to close the transactions, or if we close the transactions, they may not be profitable. In addition, CNH Industrial's consent is required for the acquisition of any CNH Industrial dealership, and the consent of our lenders may be required for certain acquisitions. CNH Industrial typically evaluates management, historical performance, and capitalization of a prospective acquirer, along with CNH Industrial’s desired make-up of its distribution network, in determining whether to consent to the sale of a CNH Industrial dealership. We may not obtain the consent of CNH Industrial or our lenders for certain acquisitions we may propose.
Furthermore, there are risks associated with acquisitions of new dealerships. These risks include: incurring significantly higher than anticipated capital expenditures and operating expenses; unexpected liabilities; synergies, economies of scale and cost reductions not occurring as anticipated; failing to integrate the operations and personnel of the acquired dealerships; employee attrition at the acquired business; disrupting our ongoing business; diluting the effectiveness of our management; failing to maintain uniform standards, controls and policies; and impairing relationships with employees and customers as a result of changes in management. To the extent we do not successfully avoid or overcome the risks or problems related to acquisitions, our results of operations and financial condition could be adversely affected. Future acquisitions also may have a significant impact on our financial position and capital needs, and could cause substantial fluctuations in our quarterly and yearly results of operations or result in a diversion of management's time and attention from our core business. Acquisitions could include significant intangible assets and goodwill. If the acquisitions giving rise to these intangible assets are unsuccessful, this may result in future impairment charges that would reduce our stated earnings.
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
Although none of our employees are covered by a collective bargaining agreement, there have been attempts to unionize our store personnel. The unionization of all or a substantial portion of our workforce could result in work slowdowns or stoppages, increased overall costs, reduced operating margins, reduced efficiency of our operations at the affected locations, and reduced flexibility in running our business competitively.
Liability Risks
Selling and renting agricultural and construction equipment, selling parts, and providing repair services subject us to liability risks that could adversely affect our financial condition and reputation.
Products sold, rented or serviced by us may expose us to potential liabilities for personal injury or property damage claims that arise from the use of those products. Our commercial liability insurance may not be adequate to cover significant liability claims, or we may not be able to secure such insurance on economically reasonable terms. An uninsured or partially insured claim for which indemnification from the manufacturer is not available could have a material adverse effect on our financial condition or results of operations. Furthermore, if any significant claims are made against us or against CNH Industrial or any of our other suppliers, our business may be adversely affected by any related negative publicity or any adverse impact on the reputation or brand of any of our suppliers, including CNH Industrial.
Risks Related to our Common Stock
Our common stock price has fluctuated significantly and may continue to do so in the future.
The price at which our common stock trades is subject to significant fluctuations in response to our operating results and financial condition, guidance estimates released by agricultural or construction equipment manufacturers that serve the markets in which we operate, announcements by our competitors, analysts’ recommendations, our ability to meet or exceed analysts’ or investors’ expectations, fluctuations in the price of crop commodities and natural resources, the condition of the financial markets, and other factors. Quarterly fluctuations resulting from the seasonality of our business may cause our results of operations and cash flows to underperform in relation to the expectations of financial analysts or investors, which may cause volatility or decreases in our stock price.
Risks Related to Data Security
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
We maintain cyber risk insurance, but this insurance may not be sufficient to cover all of our losses from any future breaches of our systems, and we cannot guarantee that applicable insurance will be available to us in the future on economically reasonable terms or at all. While we have experienced cybersecurity incidents in the past, to date, none has materially impacted the Company or our financial position, results of operations and/or cash flows.
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
Cybersecurity Governance
The Board is aware of the critical nature of managing risks associated with cybersecurity threats. The Audit Committee is responsible for board-level oversight of cybersecurity risks. The Audit Committee reports back to the full Board about cybersecurity and other areas within their responsibility.
Our cybersecurity governance program is led by our Vice President of Information Technology (“VP of IT”). The VP of IT is informed about and monitors the prevention, detection, mitigation, and remediation efforts through regular communication and reporting from professionals on the security team. Our VP of IT has been assessing and managing cybersecurity risk for the Company since 2015. In total, our VP of IT has over 20 years of IT industry experience in various roles. Our cybersecurity security team includes a dedicated manager with over 15 years of experience, that reports directly to our VP of IT, to help manage cybersecurity risks for the Company.
Team members who support our cybersecurity governance program have relevant education and industry experience. This team provides regular reports to senior management and other relevant teams on various cybersecurity threats, assessments, and findings.

Our VP of IT semi-annually and on an ad hoc basis presents directly to the Audit Committee on cybersecurity initiatives, efforts, and security risks. The Audit Committee reports to the Board at least semi-annually on our cybersecurity initiatives, efforts and security risks. In addition, we have an Incident Response Policy in place to inform senior management and the Board of material issues related to cybersecurity matters and to develop an appropriate response plan.
While we have experienced cybersecurity incidents in the past, based upon the information that we have as of the end of fiscal 2025, we are not aware of any cybersecurity incident that has materially affected or that is reasonably likely to materially affect our business' financial position or results of operations. However, the risks from cybersecurity threats and incidents continue to increase, and the preventative actions we have taken and continue to take to reduce the risk of cybersecurity threats and incidents may not successfully protect against all such threats and incidents, and, as a result, there can be no assurances that we or the third parties we interact with will not experience a cybersecurity event in the future that will materially impact us. We continue to invest in cybersecurity and the resiliency of our networks and to enhance our internal controls and processes, which are designed to help protect our systems and infrastructure, and the information they contain. For more information regarding the risks we face from cybersecurity threats, please see Item 1A, Risk Factors, under the heading “Risks Related to Data Security.”
ITEM 2.    PROPERTIES
Equipment Stores
As of January 31, 2025, we operated 148 full service agricultural and construction equipment stores in the following locations:

	Agriculture Segment	Construction Segment	Europe Segment	Australia Segment	Total
United States
North Dakota	11	4	—	—	15
Minnesota	15	3	—	—	18
Iowa	12	3	—	—	15
Nebraska	14	2	—	—	16
South Dakota	11	2	—	—	13
Colorado	—	3	—	—	3
Idaho	6	—	—	—	6
Kansas	1	—	—	—	1
Missouri	1	—	—	—	1
Montana	1	—	—	—	1
Washington	1	—	—	—	1
Wisconsin	1	1	—	—	2
Wyoming	1	—	—	—	1
European Countries
Bulgaria	—	—	8	—	8
Germany	—	—	8	—	8
Romania	—	—	14	—	14
Ukraine	—	—	10	—	10
Australia
New South Wales	—	—	—	4	4
South Australia	—	—	—	1	1
Victoria	—	—	—	10	10
Total	75	18	40	15	148
Store Lease Arrangements
As of January 31, 2025, we leased 67 store facilities with lease arrangements expiring at various dates through April 30, 2042. Many of our lease agreements include fair market value purchase options, rights of first refusal, lease term extension options, or month-to-month or year-to-year automatic renewal provisions at the conclusion of the original lease period. A majority of the leases provide for fixed monthly rental payments and require us to pay the real estate taxes on the properties for the lease periods. We are generally responsible for utilities and maintenance of the leased premises. All of the leases require that we maintain public liability, property casualty, and personal property insurance on each of the leased premises. The leases generally require us to indemnify the lessor in connection with any claims arising from the leased premises during our occupation of the property.
We believe our owned and leased facilities are adequate to meet our current and anticipated needs.
In recent years, we have been strategically purchasing real estate of certain dealership locations, and have financed those purchases using long term debt. We currently own the store facilities for 73 U.S. dealership locations, six European dealership locations and two Australian dealership locations. In acquiring most of these owned facilities, we have incurred debt financing and were granted mortgages in favor of the relevant lender. The remainder of our U.S. and international store locations are leased from third parties.
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
Headquarters
We currently lease and occupy approximately 48,000 square feet in West Fargo, North Dakota for our headquarters, which expires on January 31, 2028. We have signed a purchase agreement to purchase the facility at or before the termination of the lease. We continually review our location needs, including the adequacy of our headquarters space, to ensure our space is sufficient to support our operations. We believe there is ample opportunity for expansion in our West Fargo headquarters facility if necessary.
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
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The names, ages and positions of our executive officers are as follows:

Name	Age	Position
Bryan Knutson	46	Chief Executive Officer and President
Robert Larsen	39	Chief Financial Officer and Treasurer
Bryan Knutson became our Chief Executive Officer in February 2024. Bryan leverages his more than 20 years of progressive experience in sales, operations, and leadership at Titan Machinery to deliver significant value for the Company’s customers and stockholders. Bryan has been with Titan Machinery since 2002, and has performed at the highest levels as an Equipment Sales Consultant, Store Manager, Complex Manager, and held Senior Field positions including Valley Region Manager and Vice President of Titan Machinery’s North American Agriculture Equipment Business. He joined the executive leadership team in 2017 as the Company’s Chief Operating Officer and was promoted to President and Chief Operating Officer in 2022. In addition to involvement in several industry organizations, Bryan is past chairman and currently on the Board of Directors of the Pioneer Equipment Dealers Association representing Member Equipment Dealers in Minnesota, North Dakota and South Dakota and has served long tenures on both the Case IH Agriculture and Case Construction Dealer Advisory Boards.
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
PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
Our common stock is listed for trading on the Nasdaq Global Select Market and trades under the symbol "TITN". As of March 24, 2025, there were approximately 718 record holders of our common stock, which excludes holders whose stock is held either in nominee name or in street name by brokers and other institutions.
DIVIDENDS
We have not historically paid any dividends on our common stock. Payment of future cash dividends, if any, will be at the discretion of the Board after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, outstanding indebtedness and plans for expansion and restrictions imposed by lenders, if any.
UNREGISTERED SALES OF EQUITY SECURITIES
We did not have any unregistered sales of equity securities during the fiscal quarter ended January 31, 2025.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
For information on securities authorized for issuance under our equity compensation plans, refer to Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Form 10-K.
REPURCHASES
We did not engage in any repurchases of our common stock during the fiscal quarter ended January 31, 2025.

STOCK PERFORMANCE GRAPH
The following graph compares the cumulative total return for the last trading day of our last five fiscal years on a $100 investment (assuming dividend reinvestment) on January 31, 2020, the last trading day before our fifth preceding fiscal year, in each of our common stock, the Russell 2000 Index and the S&P 500 Retail Index.

400.00
350.00
300.00
250.00
200.00
150.00
100.00
50.00
2020
2021
2022
2023
2024
2025
Titan Machinery Inc.
S&P 500 Retail Index
Russell 2000 Index

	January 31,
	2020	2021	2022	2023	2024	2025
Titan Machinery Inc.	$100.00	$174.45	$252.25	$359.87	$218.92	$153.32
S&P 500 Retail Index	100.00	140.50	152.98	123.04	157.55	219.98
Russell 2000 Index	100.00	128.47	125.67	119.69	120.65	141.74

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing under Item 8, Financial Statements and Supplementary Data, of this Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this annual report, including information with respect to our plans and strategy for our business and expected financial results, includes forward-looking statements that involve risks and uncertainties. You should review the "Information Regarding Forward-Looking Statements" in this Item 7 and the risks and uncertainties described under Item 1A, Risk Factors, of this Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis in this Form 10-K.
A discussion of changes in our Financial Results and Cash Flow Comparisons from fiscal year 2023 to fiscal year 2024 has been omitted from this Form 10-K, but may be found in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended January 31, 2024, filed with the SEC on April 3, 2024.
BUSINESS DESCRIPTION
We own and operate a network of full service agricultural and construction equipment stores in the United States, Europe, and Australia. Based upon information provided to us by CNH Industrial N.V., we are the largest retail dealer of Case IH Agriculture equipment in the world, one of the largest retail dealers of Case Construction equipment in North America and one of the largest retail dealers of New Holland Agriculture and New Holland Construction equipment in the U.S. We operate our business through four reportable segments: Agriculture, Construction, Europe and Australia. Within each segment, we have four principal sources of revenue: new and used equipment sales, parts sales, service, and equipment rental and other activities.
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
The new equipment and parts we sell are supplied primarily by CNH Industrial. According to its public reports, CNH Industrial is a leading manufacturer and supplier of agricultural and construction equipment based on the number of units sold, primarily through the Case IH Agriculture, New Holland Agriculture, Case Construction and New Holland Construction brands. Sales of new CNH Industrial products accounted for approximately 75% of our new equipment revenue in fiscal 2025, with our single largest manufacturer other than CNH Industrial representing approximately 4% of our total new equipment revenue in fiscal 2025. We acquire used equipment for resale primarily through trade-ins from our customers and in some cases through selective purchases. We sell parts and provide in-store and on-site repair and maintenance services. We rent equipment and provide other ancillary products and services such as equipment transportation, GPS signal subscriptions, farm data management systems, precision farming equipment, and finance and insurance products.
Throughout our 44-year operating history, we have built an extensive, geographically contiguous network of 93 full service stores located in the United States, 40 in Europe and 15 in Australia. We have a history of growth through acquisitions, including over 60 acquisitions with locations in 15 U.S. states, four European countries and three Australian states since January 1, 2003. We believe that there will continue to be opportunities for dealership consolidation in the future, and we expect that acquisitions will continue to be a component of our long-term growth strategy.
Certain External Factors Affecting our Business
We are subject to a number of factors that affect our business including those factors discussed in this Form 10-K under Item 1A, Risk Factors, and under the heading “Information Regarding Forward-Looking Statements” in this Item 7. Certain of these external factors include, but are not limited to, the following:

Russia/Ukraine Geopolitical Conflict
Since the onset of the active conflict in February 2022, most of Titan Machinery Ukraine's customers have been able to continue their work, although at a reduced capacity and schedule. The Company's business systems in Ukraine have continued to function but have been, and could continue to be, negatively impacted in the future. To date, the impact of this conflict has not been, and in the future is not expected to be, material to Titan Machinery’s consolidated business operations and financial performance. However, the full impact of the conflict remains uncertain and will depend on future developments, including the severity and duration of the conflicts and its impact on regional and global economic conditions. The Company will continue to monitor the ongoing conflict between Russia and Ukraine as it is highly complex and continues to evolve.
Macroeconomic and Industry Factors
Our Agriculture and International businesses are primarily driven by the demand for agricultural equipment for use in the production of food, fiber, feed grain and feedstock for renewable energy. Agriculture industry factors such as changes in agricultural commodity prices and net farm income, have an effect on our customers' sentiment and their ability to secure financing for equipment purchases. Macroeconomic and industry factors that affect commodity prices and net farm income include changing worldwide demand for agriculture commodities, crop yields and supply disruptions caused by weather patterns and crop diseases, crop stock levels, production costs, and changing U.S. dollar foreign currency exchange rates. Based on U.S. Department of Agriculture ("USDA") publications, the most recent estimate of net farm income for calendar year 2024 decreased 5.6% compared with calendar year 2023. The commodity prices of corn and soybeans, which are the predominant crops in our Agriculture store footprint, were at or near record prices in fiscal 2023 but declined in fiscal 2024 and have remained depressed in fiscal 2025. Based on its February 2025 report, the USDA projected net farm income for calendar year 2025 to increase 29.5%, as compared to the estimated results of calendar year 2024.
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
Dependence on our Primary Supplier
The majority of our business involves the distribution and servicing of equipment manufactured by CNH Industrial. In fiscal 2025, CNH Industrial supplied approximately 75% of our new equipment revenue on a consolidated basis and 76%, 79%, 65% and 74% in our Agriculture, Construction, Europe, and Australia segments, respectively. CNH Industrial also represented a significant portion of our parts revenue. Thus, we believe the following factors have a significant impact on our operating results:

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
Credit Market Changes
Changes in credit markets can affect our customers' ability and willingness to make capital expenditures, including purchasing our equipment. Tight credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets have the potential to adversely affect our business. Such disruptions in the overall economy and financial markets and the related reduction in consumer confidence in the economy, slow activity in the capital markets, negatively affect access to credit on commercially acceptable terms, and may adversely impact our customers' access to credit and the terms of any such credit. However, high retail interest rates negatively impact customer demand due to higher borrowing costs, which makes purchasing equipment less attractive.
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

Key Financial Metrics
In addition to tracking our sales and expenses to evaluate our operational performance, we also monitor the following key financial metrics. The results of some of these metrics are discussed further throughout this Item 7.
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
•Rental and other: We derive other revenue from equipment rentals and ancillary equipment products and services, such as equipment transportation, GPS signal subscriptions and reselling financial and insurance products.
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
Floorplan Interest
The cost of financing inventory is an important factor affecting our results of operations. Floorplan payable financing from CNH Industrial Capital, the Bank Syndicate Agreement, DLL Finance and various credit facilities related to our foreign subsidiaries represent the primary sources of financing for equipment inventories. CNH Industrial regularly offers interest-free periods as well as additional incentives and special offers. As of January 31, 2025, 44.1% of our floorplan payable financing was non-interest bearing.
Other Interest Expense
Interest expense represents the interest on our debt instruments, other than floorplan payable financing facilities. This includes long-term debt used to finance the purchase of real estate and vehicles.

Results of Operations
Comparative financial data for each of our four sources of revenue for fiscal 2025 and 2024 are presented below. The results include the acquisitions made during these periods. The year-to-year comparison included below is not necessarily indicative of future results. Information regarding segment revenue and income (loss) before income taxes is presented for each fiscal year following our discussion of the consolidated results of operations. Additional information regarding our segments is included in Note 21, Segment Information and Operating Results, to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

	Year Ended January 31,
	2025	2024
	(dollars in thousands)
Equipment
Revenue	$2,050,298	$2,145,316
Cost of revenue	1,912,803	1,864,558
Gross profit	$137,495	$280,758
Gross profit margin	6.7%	13.1%
Parts
Revenue	$428,457	$410,841
Cost of revenue	294,233	279,921
Gross profit	$134,224	$130,920
Gross profit margin	31.3%	31.9%
Service
Revenue	$180,107	$157,315
Cost of revenue	66,823	53,981
Gross profit	$113,284	$103,334
Gross profit margin	62.9%	65.7%
Rental and other
Revenue	$43,260	$44,973
Cost of revenue	32,633	28,631
Gross profit	$10,627	$16,342
Gross profit margin	24.6%	36.3%

The following table sets forth our statements of operations data expressed as a percentage of revenue for the fiscal years indicated.

	Year Ended January 31,
	2025	2024
Revenue
Equipment	75.9%	77.8%
Parts	15.9%	14.9%
Service	6.7%	5.7%
Rental and other	1.5%	1.6%
Total Revenue	100.0%	100.0%
Total Cost of Revenue	85.4%	80.7%
Gross Profit Margin	14.6%	19.3%
Operating Expenses	14.5%	13.1%
Income from Operations	0.1%	6.2%
Other Income (Expense)	(1.9)%	(0.7)%
(Loss) Income Before Income Taxes	(1.8)%	5.5%
(Benefit from) Provision for Income Taxes	(0.4)%	1.4%
Net (Loss) Income	(1.4)%	4.1%
Fiscal Year Ended January 31, 2025 Compared to Fiscal Year Ended January 31, 2024
Consolidated Results
Revenue

	Year Ended January 31,		Increase/	Percent
	2025	2024	(Decrease)	Change
	(dollars in thousands)
Equipment	$2,050,298	$2,145,316	$(95,018)	(4.4)%
Parts	428,457	410,841	17,616	4.3%
Service	180,107	157,315	22,792	14.5%
Rental and other	43,260	44,973	(1,713)	(3.8)%
Total Revenue	$2,702,122	$2,758,445	$(56,323)	(2.0)%
Total revenue for fiscal 2025 decreased by 2.0%, or $56.3 million, compared to fiscal 2024, driven primarily by the decrease in Company-wide same-store sales of 9.1%, which largely offsets the revenue accretion from the O'Connors acquisition completed in October 2023. Same-store sales were negatively impacted by challenging industry conditions, such as, decreases in agricultural commodity prices and projected net farm income, which have a negative effect on retail demand for equipment. Further, in the February 2025 U.S. Department of Agriculture publications, calendar year 2024 net farm income was estimated to have decreased by 5.6% compared to 2023, which in turn had declined 19.1% from net farm income in 2022.
Gross Profit

	Year Ended January 31,		Increase/	Percent
	2025	2024	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$137,495	$280,758	$(143,263)	(51.0)%
Parts	134,224	130,920	3,304	2.5%
Service	113,284	103,334	9,950	9.6%
Rental and other	10,627	16,342	(5,715)	(35.0)%
Total Gross Profit	$395,630	$531,354	$(135,724)	(25.5)%
Gross Profit Margin
Equipment	6.7%	13.1%	(6.4)%	(48.9)%
Parts	31.3%	31.9%	(0.6)%	(1.9)%
Service	62.9%	65.7%	(2.8)%	(4.3)%
Rental and other	24.6%	36.3%	(11.7)%	(32.2)%
Total Gross Profit Margin	14.6%	19.3%	(4.7)%	(24.4)%
Gross Profit Mix
Equipment	34.8%	52.8%	(18.0)%	(34.1)%
Parts	33.9%	24.6%	9.3%	37.8%
Service	28.6%	19.4%	9.2%	47.4%
Rental and other	2.7%	3.2%	(0.5)%	(15.6)%
Total Gross Profit Mix	100.0%	100.0%
 Gross profit for fiscal 2025 decreased 25.5%, or $135.7 million, as compared to fiscal 2024. Gross profit margin also decreased to 14.6% in fiscal 2025 from 19.3% in fiscal 2024. The decrease in gross profit margin for fiscal 2025 was primarily due to lower equipment margins, which are being driven by higher levels of inventory and softening demand.
Our Company-wide absorption rate decreased to 68.0% for fiscal 2025 as compared to 79.2% during fiscal 2024. The decrease in absorption was primarily driven by increased floorplan interest expense in fiscal 2025 compared to fiscal 2024.
Operating Expenses

	Year Ended January 31,		Increase/	Percent
	2025	2024	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$389,780	$362,509	$27,271	7.5%
Operating Expenses as a Percentage of Revenue	14.4%	13.1%	1.3%	9.9%
Operating expenses for fiscal 2025 increased by 7.5%, or $27.3 million, as compared to fiscal 2024. The increase in operating expenses was primarily driven by acquisitions that occurred late in fiscal 2024, which includes the O'Connors acquisition. Operating expenses as a percentage of revenue increased to 14.4% in fiscal 2025 from 13.1% in fiscal 2024.

Impairment Charges

	Year Ended January 31,		Increase/	Percent
	2025	2024	(Decrease)	Change
	(dollars in thousands)
Impairment of Goodwill	$531	$—	N/M	N/M
Impairment of Intangible and Long-Lived Assets	$1,311	$—	N/M	N/M
*N/M = Not Meaningful
In fiscal 2025, we recognized $0.5 million of impairment expense related to goodwill assets in our Europe segment.
In fiscal 2025, we recognized $1.3 million of impairment expense related to other intangible and long-lived assets of, which $0.2 million was within the Agriculture segment, $0.2 million was within the Construction segment and $0.9 million was within the Europe segment.
Other Income (Expense)

	Year Ended January 31,		Increase/	Percent
	2025	2024	(Decrease)	Change
	(dollars in thousands)
Interest and other income (expense)	$(4,178)	$3,300	$(7,478)	(226.6)%
Floorplan interest expense	(34,710)	(13,802)	20,908	151.5%
Other interest expense	(15,105)	(7,303)	7,802	106.8%
Interest and other income (expense) for fiscal 2025 decreased by approximately $7.5 million as compared to fiscal 2024. The decrease in interest and other income (expense) compared to fiscal 2024 was primarily due to a $9.7 million non-cash, sale-leaseback financing expense related to the agreement to purchase 13 of our leased facilities at the end of the respective lease terms and offset by a $3.6 million gain on cancellation of debt in relation to the U.S. Treasury Department’s New Market Tax Credit Program. Floorplan interest expense increased $20.9 million for fiscal 2025, as compared to fiscal 2024, primarily due to a higher level of interest-bearing inventory, including the usage of existing floorplan capacity to finance the O'Connors acquisition in October 2023. The increase in other interest expense in fiscal 2025 is the result of an increased amount of long term debt outstanding resulting from purchases of previously leased facilities during fiscal 2024 and fiscal 2025 as well as increased borrowing on our CNH Industrial Capital revolving line of credit.
(Benefit from) Provision for Income Taxes

	Year Ended January 31,		Increase/	Percent
	2025	2024	(Decrease)	Change
	(dollars in thousands)
(Benefit from) Provision for Income Taxes	$(13,074)	$38,599	$(51,673)	(133.9)%
Our effective tax rate increased from 25.6% in fiscal 2024 to 26.2% in fiscal 2025. The effective tax rate for each of the years ended January 31, 2025 and 2024, is subject to variation of the impact of certain discrete items, mainly the vesting of share-based compensation, the mix of domestic and foreign income and the impact of the recognition of valuation allowance on our foreign deferred tax assets.
The Organization for Economic Co-operation and Development’s (“OECD”) Pillar Two Global Anti-Base Erosion (“GloBE”) model rules, issued under the OECD Inclusive Framework on Base Erosion and Profit Shifting, introduce a global minimum tax of 15% applicable to multinational enterprise groups with consolidated financial statement revenue in excess of €750 million. Numerous foreign jurisdictions have already enacted tax legislation based on the GloBE rules, with some effective as early as January 1, 2024. As of January 31, 2025, we did not recognize any additional income tax expense for Pillar Two GloBE minimum tax. The Company is continuously monitoring the evolving application of this legislation and assessing its potential impact on our future tax liability.

Segment Results

	Year Ended January 31,		Increase/	Percent
	2025	2024	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$1,888,428	$2,044,263	$(155,835)	(7.6)%
Construction	331,574	332,463	(889)	(0.3)%
Europe	261,005	311,910	(50,905)	(16.3)%
Australia	221,115	69,809	151,306	N/M
Total	$2,702,122	$2,758,445	$(56,323)	(2.0)%

(Loss) Income Before Income Taxes
Agriculture	$(39,773)	$121,072	$(160,845)	(132.9)%
Construction	(6,652)	18,346	(24,998)	(136.3)%
Europe	(3,893)	16,487	(20,380)	(123.6)%
Australia	2,889	4,115	(1,226)	(29.8)%
Segment (loss) income before income taxes	(47,429)	160,020	(207,449)	(129.6)%
Shared Resources	(2,556)	(8,980)	6,424	(71.5)%
Total	$(49,985)	$151,040	$(201,025)	(133.1)%
*N/M = Not Meaningful
Agriculture
Agriculture segment revenue for fiscal 2025 decreased 7.6%, or $155.8 million, compared to fiscal 2024. The revenue decrease was due to a same-store sales decrease of 9.2% during the fiscal 2025 as compared to fiscal 2024. The same-store sales decrease was due to a decrease in equipment revenue resulting from challenging industry conditions, such as decreases in agricultural commodity prices and projected net farm income, which negatively affected customer sentiment in fiscal 2025, as compared to the fiscal 2024. Changes in actual or anticipated net farm income generally have a direct correlation with retail demand for equipment.
Agriculture segment loss before income taxes was $39.8 million for fiscal 2025 compared to income before income taxes of $121.1 million for fiscal 2024. The decrease in gross profit is primarily due to lower equipment margins, which are driven by higher levels of inventory and softening demand. In addition, we recorded a net $5.2 million non-cash, sale-leaseback finance modification expense related to the agreement to purchase 13 of our leased facilities at the end of the respective lease terms and had an increase in our operating expenses and floorplan interest expense.
Construction
Construction segment revenue for fiscal 2025 decreased 0.3%, or $0.9 million, compared to fiscal 2024
Our Construction segment loss before income taxes was $6.7 million for fiscal 2025 compared to $18.3 million of income before income taxes for fiscal 2024. The decrease in segment results was due to a $4.5 million non-cash, sale-leaseback finance modification expense related to the agreement to purchase 13 of our leased facilities at the end of the respective lease terms, lower equipment gross margins as a result of increased supply and moderately softer demand, and increased floorplan interest expense compared to fiscal 2024. In addition, the dollar utilization of our rental fleet decreased from 29.3% for fiscal 2024 to 23.8% for fiscal 2025.
Europe
Europe segment revenue for fiscal 2025 decreased 16.3%, or $50.9 million, compared to fiscal 2024. The decrease in revenue reflects the softening of new equipment demand caused by a decrease in global agricultural commodity prices, sustained higher interest rates and drought conditions in Eastern Europe which negatively impacted crop yields and grower profitability.
Our Europe segment loss before income taxes was $3.9 million for fiscal 2025 compared to $16.5 million of income before income taxes for fiscal 2024. The decrease in segment pre-tax income was primarily the result of decreased equipment sales as noted above. Additionally, we recorded $0.5 million of impairment expense related to certain goodwill assets and $0.9 million in impairment expense related to other intangible assets and long-lived assets.

Australia
We entered the Australian market in October 2023 with our acquisition of O'Connors. Australia segment revenue for fiscal 2025 was $221.1 million. Our Australia segment income before income taxes was $2.9 million for fiscal 2025.
Shared Resources/Eliminations
We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate most of these net expenses to our segments. Since these allocations are set early in the year, and a portion is planned to be unallocated, unallocated balances may occur. Shared Resources loss before income taxes was $2.6 million for fiscal 2025 compared to $9.0 million for fiscal 2024.
Liquidity and Capital Resources
Sources of Liquidity
Our primary sources of liquidity are cash reserves, cash generated from operations, and borrowings under our floorplan payable and other credit facilities. We expect these sources of liquidity to be sufficient to fund our working capital requirements, acquisitions, capital expenditures and other investments in our business, service our debt, pay our tax and lease obligations and other commitments and contingencies, and meet any seasonal operating requirements for the foreseeable future, provided, however, that our borrowing capacity under our credit agreements is dependent on compliance with various financial covenants as further described in Note 8, Floorplan Payable/Lines of Credit, to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this Form 10-K. We have worked in the past, and will continue to work in the future if necessary, with our lenders to implement satisfactory modifications to these financial covenants when appropriate for the business conditions confronted by us.
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
During the year ended January 31, 2025, letters were received from CNH Industrial Capital America LLC (“CNH Industrial Capital”) and DLL Finance to waive the Consolidated Fixed Charge Coverage Ratio covenants for the reporting periods between January 31, 2025 to January 31, 2026. On December 3, 2024, we entered into Amendment No. 1 to the Bank Syndicate Agreement that lowered the adjusted excess availability metric from 15% to 10% for the period from December 15, 2024 to March 15, 2025, and thereafter reverts to 15%.
As of January 31, 2025, we had floorplan payable lines of credit for equipment purchases totaling $1.5 billion, which includes a $875.0 million credit facility with CNH Industrial Capital, a $390.0 million floorplan payable line under the Bank Syndicate Agreement, a $80.0 million credit facility with DLL Finance, and additional credit facilities related to our foreign subsidiaries. Available borrowing capacity under these lines of credit are reduced by amounts outstanding under such facilities, borrowing base calculations and amount of standby letters of credit outstanding with respect to the Bank Syndicate Agreement, and certain acquisition-related financing arrangements with respect to the CNH Industrial Capital credit facility. Due to the waivers listed above, as of January 31, 2025, the Company was not subject to the financial covenants under its credit agreements. Additional details on each of these credit facilities are disclosed in Note 8, Floorplan Payable/Lines of Credit, to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
As of January 31, 2025, the Company was not subject to the fixed charge ratio covenant under the Bank Syndicate Agreement as our adjusted excess availability plus eligible cash collateral (as defined in the Bank Syndicate Agreement) was not less than 10% of the total amount of the credit facility. Please refer to Note 8, Floorplan Payable/Lines of Credit, to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for further information regarding the Company's line of credit.
Our equipment inventory turnover decreased to 1.6 times for fiscal 2025 compared to 2.2 times for fiscal 2024. The decrease in equipment turnover was attributable to an increase in average equipment inventory in fiscal 2025 as compared to fiscal 2024. Our equity in equipment inventory, which reflects the portion of our equipment inventory balance that is not financed by floorplan payables, increased to 25.9% as of January 31, 2025 from 18.2% as of January 31, 2024.
Long-Term Debt Facilities
As of January 31, 2025, we had a $110.0 million working capital line of credit under the Bank Syndicate Agreement (the "Revolver Loan"). The Revolver Loan is used to finance our working capital requirements and fund certain capital expenditures, as needed. As of January 31, 2025, the Company did not have a need to utilize any of the Revolver Loan, and, as such the outstanding balance was zero. The Company works with various lenders to finance the purchase of real estate we currently lease or purchase through an acquisition. The Company may also decide in the future to finance a portion of our rental fleet as well as our capital expenditures using long-term debt from various lenders.
Adequacy of Capital Resources
Our primary uses of cash have been to fund our operating activities, including the purchase of inventory and providing for other working capital needs; meeting our debt service requirements; making payments due under our various leasing arrangements; and funding capital expenditures. The primary factor affecting our ability to generate cash and to meet cash requirements, is our operating performance as impacted by (i) industry factors, (ii) competition, (iii) general economic conditions, (iv) the timing and extent of acquisitions, and (v) business and other factors including those identified in Item 1A, Risk Factors, and discussed in this Form 10-K.
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
In fiscal 2025, we used $51.8 million in cash for property and equipment purchases and financed $36.0 million in property and equipment purchases with long-term debt and finance leases. The property and equipment purchases in fiscal 2025 primarily related to improvements to, or purchases of, real estate assets and the purchase of vehicles. In fiscal 2024, we used $62.4 million in cash for property and equipment purchases, and financed $17.9 million in property and equipment purchases with long-term debt. The property and equipment purchases in fiscal 2024 primarily related to the purchase of vehicles, trucks and real estate. We expect our cash expenditures for property and equipment for fiscal 2026 to be approximately $40.0 million. The actual amount of our fiscal 2026 capital expenditures will depend upon factors such as general economic conditions, growth prospects for our industry and our decisions regarding financing and leasing options. We currently expect to finance property and equipment purchases with borrowings under our existing credit facilities, financing with long-term debt, with available cash or with cash flow from operations. We may need to incur additional debt if we pursue any future acquisitions.
There can be no assurances, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under the credit facilities with the Bank Syndicate, CNH Industrial Capital and DLL Finance in amounts sufficient to allow us to service our indebtedness and to meet our other commitments. If we are unable to generate sufficient cash flow from operations or to obtain sufficient future borrowings, we may be required to seek one or more alternatives such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. There can be no assurances that we will be able to succeed with one of these alternatives on commercially reasonable terms, if at all. In addition, if we pursue strategic acquisitions, we may require additional equity or debt financing to consummate the transactions, and we cannot give absolute assurance that we will succeed in obtaining this financing on favorable terms or at all. If we incur additional indebtedness to finance any of these transactions, this may place increased demands on our cash flow from operations to service the resulting increased debt. Our existing debt agreements contain restrictive covenants that may restrict our ability to adopt any of these alternatives. Any non-compliance by us under the terms of our debt agreements could result in an event of default which, if not cured, could result in the acceleration of our debt. We have met all financial covenants under these credit agreements as of January 31, 2025. If anticipated operating results create the likelihood of a future covenant violation, we would seek to work with our lenders on an appropriate modification or amendment to our financing arrangements.
We enter into contractual obligations in the ordinary course of business that may require future cash payments. Such obligations include, but are not limited to, debt arrangements, leasing arrangements, and costs related to Information Technology ("IT"), including enterprise resource planning (“ERP”) expenses. The Notes to the Consolidated Financial Statements in Item 8, Financial Information and Supplementary Data, of this Form 10-K provide additional information in regard to Long Term Debt (Note 10) and Leases (Note 13). Other purchase obligations consist primarily of IT related expenses with estimated cash payments of $5.2 million for fiscal 2026, as well as a combined $15.3 million through fiscal 2030.

Cash Flow
Cash Flow (Used For) Provided By Operating Activities
Net cash provided by operating activities in fiscal 2025 was $70.3 million compared to net cash used for operating activities of $32.3 million in fiscal 2024. The increase was primarily driven by a decrease in inventory and a favorable collection of outstanding receivables, which was partially offset by a decrease in manufactured floorplan payables and a decrease in net income for fiscal 2025 compared to the prior year period.
Cash Flow Used For Investing Activities
Net cash used for investing activities is primarily comprised of cash used for property and equipment purchases and for business acquisitions.
Net cash used for investing activities was $47.7 million in fiscal 2025, compared to $163.4 million in fiscal 2024. The primarily driver of the decrease was due to the fiscal 2024 acquisitions of $107.5 million compared to $0.3 million in fiscal 2025. There was also year over year decrease of $10.5 million in cash used for purchases of property and equipment compared to the prior year.
Cash Flow (Used for) Provided By Financing Activities
Net cash used for financing activities was $23.6 million in fiscal 2025, compared to $188.6 million net cash provided by in fiscal 2024. The change was primarily driven by a $220.8 million decrease in non-manufacturer floorplan payables, which represents the Company's other credit lines including its Bank Syndicate Agreement.
Critical Accounting Policies and Use of Estimates
In the preparation of financial statements in conformity with U.S. generally accepted accounting principles, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosures. While we believe the estimates and judgments we use in preparing our financial statements are appropriate, they are subject to future events and uncertainties regarding their outcome and therefore actual results may materially differ from these estimates. We describe in Note 1, Business Activity and Significant Accounting Polices, to the Consolidated Financial Statements in Item 8, Financial Information and Supplementary Data, of this Form 10-K the significant accounting policies used in preparing the consolidated financial statements. We consider the following items in our consolidated financial statements to require significant estimation or judgment.
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
During our 2025 fiscal year, we determined that events or circumstances were present that may indicate that the carrying amount of certain of our store long-lived assets might not be recoverable. The events or circumstances which indicated that certain of our store long-lived assets might not be recoverable included a current period operating loss combined with historical losses and anticipated future operating losses within certain of our stores, or an expectation that a long-lived asset (or asset group) will be disposed of before the end of its previously estimated useful life. In light of these circumstances, we performed step one of the impairment analysis for these assets, which have a combined carrying value of $51.6 million, to determine if the asset values are recoverable. In the situations where it was concluded that the carrying value was not recoverable, we preformed step two of the impairment analysis and estimated the fair value of the assets using an income approach. The Company recognized total impairment charges of $1.3 million, of which $0.2 million was within the Agriculture segment, $0.2 million was within the Construction segment, and $0.9 million was within the Europe segment.
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
When we perform a qualitative goodwill test, we analyze qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. If the qualitative test indicates there may be an impairment, we perform the quantitative test, which measures the amount of the goodwill impairment, if any. To perform the quantitative test, we calculate the fair value of each reporting unit, primarily utilizing the income approach and market approach. The income approach is based on discounted cash flow models that use estimates for forecasts of future operating performance for the reporting units. These forecasts include estimates of revenues, margins, operating expenses, capital expenditures, depreciation, amortization, tax and discount rates. Projected future cash flows are then discounted to a present value employing a discount rate that properly accounts for the estimated risk-adjusted weighted-average cost of capital relevant to each reporting unit. The market approach is based on assumptions related to earnings before interest, taxes, depreciation, and amortization multiples or revenue multiples.

These estimates are developed as part of our planning process based on assumed growth rates, along with historical data and various internal estimates.
We perform our annual goodwill impairment analysis as of December 31 and when an event occurs or circumstances change that may reduce the fair value of a reporting unit below its carrying amount.
In 2025, we elected to perform a quantitative test on all reporting units. Our test indicated that all of our goodwill in the Europe segment should be impaired for $0.5 million and the test for our Agriculture and Australia segments did not indicate any impairment in these two reporting units as of our annual assessment date.
We had goodwill of $61.2 million and $64.1 million at January 31, 2025 and 2024, respectively.
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
New Accounting Pronouncements
Refer to Note 1, Business Activity and Significant Accounting Polices, to the Consolidated Financial Statements in Item 8, Financial Information and Supplementary Data, of this Form 10-K for a description of new accounting pronouncements recently adopted or not yet adopted and the impact or anticipated impact of such pronouncements to our consolidated financial statements.
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
•our plans and assumptions for future capital expenditures and rental fleet purchases; and
•our cash needs, sources of liquidity, and the adequacy of our working capital.
While we believe that the forward-looking statements in this Form 10-K are reasonable, such statements are only predictions and are not guarantees of performance. These statements are based on our management's beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results that differ materially from those contained in any forward-looking statement. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements as well as other cautionary statements that are made from time to time in our other filings with the SEC and public communications. You should evaluate all forward-looking statements made in this Form 10-K in the context of these risks and uncertainties. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:
•our dependence on CNH Industrial, our primary supplier of equipment and parts inventory, to supply competitive products, provide financial and marketing support and continue committing to its product warranties and reimbursement of dealers for warrant repairs, and our relationships with other equipment suppliers;
•the terms of the CNH Industrial Dealer Agreements that subject us to restrictions that may adversely impact our business and growth;
•the impact of net farm income, which is influenced by factors over which we have no control;
•market factors, over which we have no control, negatively impacting our construction equipment sales;
•increased inflation and higher interest rates negatively impacting our customers’ equipment purchasing decisions;
•downturns in the equipment distribution market, which can arise from factors over which we have no control;
•the highly competitive nature of our industry;
•the recent agreements of equipment manufacturers, including CNH Industrial, to provide farmers and independent repair shops access to diagnostic tools;
•supply chain disruptions;
•the impact of the Russian-Ukraine military conflict on our operations in Ukraine;
•assumptions regarding our cash needs and the amount of inventory we need on hand;
•general economic conditions and construction activity in the markets where we operate;

•risks and uncertainties arising from our international operations;
•our ability to effectively manage our inventory;
•our level of indebtedness and ability to comply with the terms of agreements governing our indebtedness;
•exposure to interest rate risks as a result of our variable rate indebtedness;
•the seasonal nature of the agricultural and construction equipment industries;
•customer credit risks;
•our ability to manage increased maintenance costs as the age of our rental fleet increases;
•our ability to manage changes in tax rates or the adoption of new tax legislation;
•risks relating to climate change and weather conditions;
•increased government regulations relating to greenhouse gas emission standards and climate change;
•the risks associated with the expansion of our business, including the potential inability to integrate any businesses we acquire;
•risks relating to our ability to attract, train, and develop key employees necessary for our success;
•labor organizing activities;
•liability risks arising from products sold, rented or serviced by us, which our commercial liability insurance may not be adequate to cover;
•significant fluctuations in the price of our common stock;
•risks related to our dependence on our information technology systems and the impact of potential breaches and other disruptions; and
•other factors discussed under Item 1A, Risk Factors, and elsewhere in this Form 10-K.
You should read the risk factors and the other cautionary statements made in this Form 10-K as being applicable to all related forward-looking statements wherever they appear in this Form 10-K. We cannot assure you that the forward-looking statements in this Form 10-K will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, if at all. Other than as required by law, we undertake no obligation to update these forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices such as interest rates and foreign currency exchange rates.
Interest Rate Risk
Exposure to changes in interest rates results from borrowing activities used to fund operations. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. We have both fixed and floating rate financing. Some of our floating rate credit facilities contain minimum interest rates to be charged. Based upon our interest-bearing balances and interest rates as of January 31, 2025, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $4.5 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $4.5 million. At January 31, 2025, we had total floorplan payables outstanding of $755.7 million, of which $453.3 million was interest-bearing at variable interest rates and $302.4 million was non-interest bearing. In addition, at January 31, 2025, we had total long-term debt outstanding and finance lease liabilities of $215.3 million, primarily all of which was fixed rate debt.
Foreign Currency Exchange Rate Risk
Our foreign currency exposures arise as the result of our foreign operations. We are exposed to transactional foreign currency exchange rate risk through our foreign entities holding assets and liabilities denominated in currencies other than their functional currency. In addition, the Company is exposed to foreign currency transaction risk as a result of certain intercompany financing transactions. The Company attempts to manage its transactional foreign currency exchange rate risk through the use of derivative financial instruments, primarily foreign exchange forward contracts, or through natural hedging instruments. Based upon balances and exchange rates as of January 31, 2025, holding other variables constant, we believe that a hypothetical 10% increase or decrease in all applicable foreign exchange rates would not have a material impact on our results of operations or cash flows. As of January 31, 2025, our Ukrainian subsidiary had $0.1 million of net monetary liabilities denominated in Ukrainian hryvnia ("UAH"). We have attempted to minimize our net monetary asset position through reducing overall asset levels in Ukraine and through borrowing in UAH which serves as a natural hedging instrument offsetting our net UAH denominated assets. Many of the currency and payment controls that the National Bank of Ukraine imposed in February 2022 have been relaxed, making it more practicable to manage our UAH exposure. However, the continuation of the Russia/Ukraine conflict could lead to more significant UAH devaluations, similar to the 24% devaluation that occurred in July 2022, or more stringent payment controls in the future. The inability to fully manage our net monetary asset position and continued UAH devaluations for an extended period of time, could have a significant adverse impact on our results of operations and cash flows.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Balance Sheets of the Company as of January 31, 2025 and 2024, and the related Consolidated Statements of Operations, Comprehensive Income, Stockholders' Equity, and Cash Flows for the years ended January 31, 2025, 2024 and 2023, and the notes thereto, have been audited by Deloitte & Touche LLP, an independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and Board of Directors of Titan Machinery Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Titan Machinery Inc. and subsidiaries (the "Company") as of January 31, 2025, and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended January 31, 2025, and the related notes and the schedule listed in the Index at Part IV, Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2025, and 2024, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 7, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Inventories – Valuation of Used Equipment Inventories — Refer to Notes 1 and 5 to the financial statements
Critical Audit Matter Description
The majority of the Company’s used equipment inventories are acquired through trade-ins from customers. Used equipment acquired through a trade-in is recorded based on the estimated future selling price, less a gross profit amount to be realized when the trade-in asset is sold and an estimate of any reconditioning work required to ready the asset for sale. The Company determines net realizable value for the traded-in equipment through internal and third-party data that considers various factors including the age and condition of the equipment, hours of use, and market conditions. The Company’s used equipment inventories are stated at the lower of cost (specific identification) or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company periodically subjects used equipment inventories to lower of cost or net realizable value assessments and adjusts carrying values when such values exceed estimated net realizable value. The Company estimates net realizable value using internal and third-party data that considers various factors including the age and condition of the equipment, hours of use, and market conditions.
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
Goodwill Impairment Assessment – Agriculture and Australia Reporting Units – Refer to Notes 1 and 7 to the financial statements
Critical Audit Matter Description
The Company’s annual evaluation of goodwill for impairment involved the comparison of the Agriculture and Australia reporting units’ fair value to their carrying value. The Company determined the fair value of each reporting unit using a combination of income and market approaches. The income approach is based on discounted cash flow models that use reporting unit estimates for forecasted future financial performance, including revenues, margins, operating expenses, capital expenditures, depreciation, amortization, tax and discount rates. As of January 31, 2025, the goodwill balance for the Agriculture reporting unit was $37.8 million, and the goodwill balance for the Australia reporting unit was $23.4M. The fair value of the Agriculture and Australia reporting units exceeded their carrying values, and therefore, no impairment was recognized.
Given the significant judgements made by management to estimate the fair value of the Agriculture and Australia reporting units and the differences between their fair value and carrying value, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions regarding forecasts of future equipment revenue, profit margins, long-term growth rate, discount rate, and the selection of EBITDA and revenue multiples required a high degree of auditor judgment and an increased extent of effort, including the need to involve fair value specialists.
How the Critical Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future equipment revenue, profit margins, long-term growth rate, discount rate, and EBITDA and revenue multiples for the Agriculture and Australia reporting units included the following, amount others:
•We tested the effectiveness of controls over the evaluation of goodwill for impairment, including those over the underlying assumptions to forecast future equipment revenue, profit margins, long-term growth rate, the selection of the discount rate, and the selection of EBITDA and revenue multiples.
•We evaluated management’s ability to accurately forecast future equipment revenues and profit margins by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s forecasted equipment revenue and profit margins by comparing the forecasts to (1) historical results, (2) internal communications between management and the Board of Directors, and (3) information included in Company press releases as well as in analyst and industry reports.
•We performed a sensitivity analysis of certain assumptions such as revenue, profit margins, long-term growth rate, and the discount rate to evaluate the potential change in the fair value resulting from changes in underlying assumptions.

•With the assistance of our fair value specialists, we evaluated the valuation methodologies, the long-term growth rate and discount rate, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the long-term growth rate and discount rate selected by management.
•With the assistance of our fair value specialists, we evaluated the EBITDA and revenue multiples used in estimating fair value, including testing the underlying source information and mathematical accuracy of the calculations, and comparing the multiples selected by management to its guideline companies and guideline transactions.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
April 7, 2025
We have served as the Company's auditor since 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Titan Machinery Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Titan Machinery Inc. and subsidiaries (the “Company”) as of January 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 31, 2025, of the Company and our report dated April 7, 2025, expressed an unqualified opinion on those financial statements.
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
/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
April 7, 2025

TITAN MACHINERY INC.
CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 31, 2025 AND 2024
(in thousands, except per share data)

	January 31, 2025	January 31, 2024
Assets
Current Assets
Cash	$35,898	$38,066
Receivables, net of allowance for expected credit losses	119,814	153,657
Inventories	1,108,672	1,303,030
Prepaid expenses and other	28,244	24,262
Total current assets	1,292,628	1,519,015
Noncurrent Assets
Property and equipment, net of accumulated depreciation	379,690	298,774
Operating lease assets	27,935	54,699
Deferred income taxes	2,552	529
Goodwill	61,246	64,105
Intangible assets, net of accumulated amortization	48,306	53,356
Other	1,581	1,783
Total noncurrent assets	521,310	473,246
Total Assets	$1,813,938	$1,992,261

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$37,166	$43,846
Floorplan payable	755,698	893,846
Current maturities of long-term debt	10,920	13,706
Current maturities of operating leases	5,747	10,751
Deferred revenue	91,933	115,852
Accrued expenses and other	59,492	74,400
Total current liabilities	960,956	1,152,401
Long-Term Liabilities
Long-term debt, less current maturities	157,767	106,407
Operating lease liabilities	25,588	50,964
Finance lease liabilities	44,894	1,406
Deferred income taxes	8,818	22,607
Other long-term liabilities	1,838	834
Total long-term liabilities	238,905	182,218
Commitments and Contingencies (Note 12)
Stockholders' Equity
Common stock, par value $0.00001 per share, 45,000,000 shares authorized; 23,124,768 shares issued and outstanding at January 31, 2025; 22,848,138 shares issued and outstanding at January 31, 2024	—	—
Additional paid-in-capital	262,097	258,657
Retained earnings	360,314	397,225
Accumulated other comprehensive income (loss)	(8,334)	1,760
Total stockholders' equity	614,077	657,642
Total Liabilities and Stockholders' Equity	$1,813,938	$1,992,261
See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JANUARY 31, 2025, 2024 AND 2023
(in thousands, except per share data)

	2025	2024	2023
Revenue
Equipment	$2,050,298	$2,145,316	$1,711,559
Parts	428,457	410,841	327,196
Service	180,107	157,315	129,803
Rental and other	43,260	44,973	40,748
Total Revenue	2,702,122	2,758,445	2,209,306
Cost of Revenue
Equipment	1,912,803	1,864,558	1,477,539
Parts	294,233	279,921	220,418
Service	66,823	53,981	46,208
Rental and other	32,633	28,631	25,302
Total Cost of Revenue	2,306,492	2,227,091	1,769,467
Gross Profit	395,630	531,354	439,839
Operating Expenses	389,780	362,509	301,516
Impairment of Goodwill	531	—	—
Impairment of Intangible and Long-Lived Assets	1,311	—	—
Income from Operations	4,008	168,845	138,323
Other Income (Expense)
Interest and other income (expense)	(4,178)	3,300	3,862
Floorplan interest expense	(34,710)	(13,802)	(1,875)
Other interest expense	(15,105)	(7,303)	(5,069)
Income (Loss) Before Income Taxes	(49,985)	151,040	135,241
(Benefit from) Provision for Income Taxes	(13,074)	38,599	33,373
Net (Loss) Income	$(36,911)	$112,441	$101,868

(Loss) Earnings per Share:
Basic	$(1.63)	$4.93	$4.50
Diluted	$(1.63)	$4.93	$4.49

Weighted Average Common Shares:
Basic	22,606	22,493	22,373
Diluted	22,606	22,499	22,380
See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED JANUARY 31, 2025, 2024 AND 2023
(in thousands)

	2025	2024	2023
Net (Loss) Income	$(36,911)	$112,441	$101,868
Other Comprehensive (Loss) Income
Foreign currency translation adjustments	(10,094)	6,779	(2,847)
Comprehensive (Loss) Income	$(47,005)	$119,220	$99,021
See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JANUARY 31, 2025, 2024 AND 2023
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares Outstanding	Amount
BALANCE, JANUARY 31, 2022	22,588	$—	$254,455	$182,916	$(2,172)	$435,199
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	110	—	(1,144)	—	—	(1,144)
Stock-based compensation expense	—	—	3,230	—	—	3,230
Net income	—	—	—	101,868	—	101,868
Other comprehensive loss	—	—	—	—	(2,847)	(2,847)
BALANCE, JANUARY 31, 2023	22,698	—	256,541	284,784	(5,019)	536,306
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	150	—	(1,004)	—	—	(1,004)
Stock-based compensation expense	—	—	3,120	—	—	3,120
Net income	—	—	—	112,441	—	112,441
Other comprehensive loss	—	—	—	—	6,779	6,779
BALANCE, JANUARY 31, 2024	22,848	—	258,657	397,225	1,760	657,642
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	277	—	(852)	—	—	(852)
Stock-based compensation expense	—	—	4,292	—	—	4,292
Net loss	—	—	—	(36,911)	—	(36,911)
Other comprehensive income	—	—	—	—	(10,094)	(10,094)
BALANCE, JANUARY 31, 2025	23,125	$—	$262,097	$360,314	$(8,334)	$614,077
See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 31, 2025, 2024 AND 2023
(in thousands)

	2025	2024	2023
Operating Activities
Net (loss) income	$(36,911)	$112,441	$101,868
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	38,601	31,479	25,197
Impairment of goodwill, intangible assets and long lived assets	1,842	—	—
Deferred income taxes	(15,812)	2,910	7,639
Stock-based compensation expense	4,292	3,120	3,230
Noncash interest expense	1,069	292	245
Noncash lease expense	8,067	9,430	9,099
Sale-leaseback financing expense	9,650	—	—
(Gain) loss on extinguishment of debt	(3,585)	—	—
Other, net	3,575	(2,811)	(218)
Changes in assets and liabilities, net of effects of acquisitions
Receivables	28,804	(48,091)	5,267
Prepaid expenses and other assets	1,471	615	4,619
Inventories	166,182	(476,389)	(180,929)
Manufacturer floorplan payable	(82,724)	368,111	69,633
Deferred revenue	(25,573)	(15,542)	(20,901)
Accounts payable, accrued expenses and other and other long-term liabilities	(28,657)	(17,845)	(13,933)
Net Cash Provided by (Used for) Operating Activities	70,291	(32,280)	10,816
Investing Activities
Rental fleet purchases	—	(10,812)	(9,994)
Property and equipment purchases (excluding rental fleet)	(51,845)	(51,549)	(27,217)
Proceeds from sale of property and equipment	4,160	7,134	3,756
Acquisition consideration, net of cash acquired	(260)	(107,548)	(100,471)
Other, net	199	(597)	(139)
Net Cash Used for Investing Activities	(47,746)	(163,372)	(134,065)
Financing Activities
Net change in non-manufacturer floorplan payable	(37,694)	183,148	22,334
Proceeds from long-term debt borrowings	37,292	19,599	8,415
Principal payments on long-term debt and finance leases	(18,500)	(13,045)	(7,637)
Payment of debt issuance costs	(3,864)	(121)	(9)
Other, net	(853)	(1,004)	(1,144)
Net Cash (Used for) Provided by Financing Activities	(23,619)	188,577	21,959
Effect of Exchange Rate Changes on Cash	(1,094)	1,228	(946)
Net Change in Cash	(2,168)	(5,847)	(102,236)
Cash at Beginning of Period	38,066	43,913	146,149
Cash at End of Period	$35,898	$38,066	$43,913
Supplemental Disclosures of Cash Flow Information
Cash paid during the period
Income taxes, net of refunds	$6,564	$39,844	$26,575
Interest	$48,289	$19,377	$6,519
Supplemental Disclosures of Noncash Investing and Financing Activities
Net property and equipment financed with long-term debt, leases, accounts payable and accrued liabilities	$35,963	$17,911	$6,404
Finance lease debt to acquire finance asset	$65,638	$2,471	$7,119
Net transfer of assets from (to) property and equipment to (from) inventories	$(6,765)	$(497)	$(3,767)
                See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
Titan Machinery Inc. and its subsidiaries (collectively, “Titan Machinery,” the “Company,” “we,” or us”) are engaged in the retail sale, service and rental of agricultural and construction machinery through its stores in the United States, Europe, and Australia. The Company's North American stores are located in Colorado, Idaho, Iowa, Kansas, Minnesota, Missouri, Montana, Nebraska, North Dakota, South Dakota, Washington, Wisconsin and Wyoming, its European stores are located in Bulgaria, Germany, Romania, and Ukraine, and its Australian stores are located in New South Wales, South Australia, and Victoria.
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
The Company's foreign subsidiaries have fiscal years ending on December 31 of each year, consistent with statutory reporting requirements in each of the respective countries. The accounts of the Company's foreign subsidiaries are consolidated as of December 31 of each year. No events or transactions occurred related to these subsidiaries in January 2025 that would have materially affected the consolidated financial position, results of operations or cash flows.
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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Equipment Revenue. Equipment revenue transactions include the sale of new and used agricultural and construction equipment. The Company satisfies its performance obligations and recognizes revenue at a point in time, upon delivery of the product. Once a product is delivered, the customer has physical possession of the asset, can direct the use of the asset, and has the significant risks and rewards of ownership of the asset. Equipment transactions often include both cash and non-cash consideration. Cash consideration is paid directly by the Company's customers or by third-party financial institutions financing the Company's customer transactions. Non-cash consideration is in the form of trade-in equipment assets. The Company assigns a value to trade-in assets by estimating a future selling price, which the Company estimates based on relevant internal and third-party data, less a gross profit amount to be realized at the time the trade-in asset is sold and an estimate of any reconditioning work required to ready the asset for sale. Both cash and non-cash consideration may be received prior to or after the Company's performance obligation is satisfied. Any consideration received prior to the satisfaction of the Company's performance obligation is recognized as deferred revenue. Receivables recognized for amounts not paid at the time our performance obligation is satisfied, including amounts due from third-party financial institutions, generally do not have established payment terms but are collected in relatively short time periods.
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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Property and Equipment
Property and equipment is carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful life of each asset, as summarized below:

Buildings and leasehold improvements	Lesser of 15 - 39 years or lease term
Machinery and equipment	3 - 15 years
Furniture and fixtures	3 - 10 years
Vehicles	5 - 10 years
Rental fleet	3 - 10 years
Depreciation for income tax reporting purposes is computed using accelerated methods.
Goodwill
Goodwill is recognized and initially measured as any excess of the acquisition-date consideration transferred in a business combination over the acquisition-date amounts recognized for the net identifiable assets acquired. Goodwill is not amortized but is tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not result in an impairment of goodwill. Impairment testing is performed at the reporting unit level. A reporting unit is defined as an operating segment or one level below an operating segment, referred to as a component. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. Evaluating goodwill for impairment involves the determination of the fair value of each reporting unit in which goodwill is recorded using a qualitative or quantitative analysis. If fair value is in excess of the carrying value, impairment is not indicated. If the carrying amount of a reporting unit is higher than its estimated fair value, the excess is recorded as an impairment expense. The Company performs its annual goodwill impairment test as of December 31st of each year. See Note 7, Intangible Assets and Goodwill, for details and results of the Company's impairment testing.
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
Intangible assets with an indefinite life consist of distribution rights with manufacturers. Distribution rights are classified as an indefinite-lived intangible asset because the Company's distribution agreements continue indefinitely by their terms, or are routinely awarded or renewed without substantial cost or material modifications to the underlying agreements. Accordingly, the Company believes that its distribution rights intangible assets will contribute to its cash flows for an indefinite period, therefore the carrying amount of distribution rights is not amortized, but is tested for impairment annually, or more frequently upon the occurrence of certain events or when circumstances indicate that impairment may be present. The impairment test is a single-step assessment that identifies both the existence of impairment and the amount of impairment loss by comparing the estimated fair value of the asset to its carrying value, with any excess carrying value over the fair value being recognized as an impairment loss. The Company performs its annual impairment test as of December 31st of each year. See Note 7, Intangible Assets and Goodwill, for details and results of the Company's impairment testing.
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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
When reviewing long-lived assets for impairment, we group long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Long-lived assets deployed and used by individual store locations are reviewed for impairment at the individual store level. Other long-lived assets shared across stores within a segment or shared across segments are reviewed for impairment on a segment or consolidated level as appropriate. See Note 6, Property and Equipment, for details and results of the Company's impairment testing.
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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Advertising Costs
Costs incurred for producing and distributing advertising are expensed as incurred. Advertising expense amounted to $2.2 million, $3.1 million and $2.9 million for the years ended January 31, 2025, 2024 and 2023, respectively.
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
The Company recognized, in interest and other income in its consolidated statements of operations, a net foreign currency transaction (loss) gain of $(4.0) million, $1.0 million, and $(1.2) million for the years ended January 31, 2025, 2024, and 2023 respectively.
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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accounting Guidance Not Yet Adopted
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires additional income tax disclosures in the rate reconciliation table for federal, state and foreign income taxes, in addition to more details about the reconciling items in some categories when items meet a certain quantitative threshold. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 with early adoption permitted. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in ASU 2024-03 require public entities to disclose specified information about certain costs and expenses. Additionally, in January 2025, FASB issued ASU 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date to clarify the effective date of ASU 2024-03. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated statements.
Recently Adopted Accounting Guidance
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. On January 31, 2025, the Company adopted ASU No. 2023-07 to our consolidated financial statements.
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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table sets forth the calculation of basic and diluted EPS:

	Year Ended January 31,
	2025	2024	2023
	(in thousands, except per share data)
Numerator
Net (loss) income	$(36,911)	$112,441	$101,868
Allocation to participating securities	—	(1,519)	(1,295)
Net income attributable to Titan Machinery Inc. common stockholders	$(36,911)	$110,922	$100,573
Denominator
Basic weighted-average common shares outstanding	22,606	22,493	22,373
Plus: incremental shares from assumed vesting of restricted stock units	—	6	7
Diluted weighted-average common shares outstanding	22,606	22,499	22,380

(Loss) Earnings per Share:
Basic	$(1.63)	$4.93	$4.50
Diluted	$(1.63)	$4.93	$4.49

Anti-dilutive shares excluded from diluted weighted-average common shares outstanding:
Stock options and restricted stock units	12	—	—

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 3 - REVENUE
The following tables present our revenue disaggregated by revenue source and segment for the years ended January 31, 2025, 2024 and 2023:

	Year Ended January 31, 2025
	Agriculture	Construction	Europe	Australia	Total
	(in thousands)
Equipment	$1,462,204	$222,503	$188,296	$177,295	$2,050,298
Parts	288,968	48,768	58,712	32,009	428,457
Service	129,455	27,797	11,911	10,944	180,107
Other	4,044	1,892	783	867	7,586
Revenue from contracts with customers	1,884,671	300,960	259,702	221,115	2,666,448
Rental	3,757	30,614	1,303	—	35,674
Total revenues	$1,888,428	$331,574	$261,005	$221,115	$2,702,122

	Year Ended January 31, 2024
	Agriculture	Construction	Europe	Australia	Total
	(in thousands)
Equipment	$1,624,010	$221,140	$245,423	$54,743	$2,145,316
Parts	293,554	51,019	54,356	11,912	410,841
Service	117,087	26,913	10,437	2,878	157,315
Other	5,180	1,998	760	276	8,214
Revenue from contracts with customers	2,039,831	301,070	310,976	69,809	2,721,686
Rental	4,432	31,393	934	—	36,759
Total revenues	$2,044,263	$332,463	$311,910	$69,809	$2,758,445

	Year Ended January 31, 2023
	Agriculture	Construction	Europe	Total
	(in thousands)
Equipment	$1,269,298	$201,077	$241,184	$1,711,559
Parts	228,520	50,628	48,048	327,196
Service	96,418	25,079	8,306	129,803
Other	4,044	1,897	915	6,856
Revenue from contracts with customers	1,598,280	278,681	298,453	2,175,414
Rental	3,440	29,776	676	33,892
Total revenues	$1,601,720	$308,457	$299,129	$2,209,306
Deferred revenue from contracts with customers totaled $91.7 million and $114.6 million as of January 31, 2025 and January 31, 2024, respectively. Our deferred revenue most often increases in the fourth quarter of each fiscal year, due to a higher level of customer down payments or prepayments. During the year ended January 31, 2025, the Company recognized substantially all of the revenue that was included in the deferred revenue balance as of January 31, 2024.
The following is a summary of deferred revenue as of January 31, 2025 and January 31, 2024:

	January 31, 2025	January 31, 2024
	(in thousands)
Deferred revenue from contracts with customers	$91,729	$114,578
Deferred revenue from rental and other contracts	204	1,274
	$91,933	$115,852

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
No material amount of revenue was recognized during the year ended January 31, 2025 from performance obligations satisfied in previous periods. The Company has elected as a practical expedient to not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of service of one year or less, and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. The contracts for which the practical expedient has been applied include (i) equipment revenue transactions, which do not have a stated contractual term, but are short-term in nature, and (ii) service revenue transactions, which also do not have a stated contractual term but are generally completed within 30 days and for such contracts we recognize revenue over time at the amount to which we have the right to invoice for services completed to date.
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

	January 31, 2025	January 31, 2024
	(in thousands)
Trade and unbilled receivables from contracts with customers
Trade receivables due from customers	$49,777	$83,187
Unbilled receivables	24,584	22,324
Less allowance for expected credit losses	(1,994)	(3,038)
	72,367	102,473

Short-term receivables due from finance companies	16,793	28,486

Trade and unbilled receivables from rental contracts
Trade receivables	4,015	3,101
Unbilled receivables	580	666
Less allowance for expected credit losses	(578)	(465)
	4,017	3,302

Other receivables
Due from manufacturers	25,692	18,775
Other	945	621
	26,637	19,396
Receivables, net of allowance for expected credit losses	$119,814	$153,657

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Following is a summary of allowance for credit losses on trade and unbilled accounts receivable by segment:

	Agriculture	Construction	Europe	Australia	Total
	(in thousands)
Balance at January 31, 2023	$367	$124	$2,589	$—	$3,080
Current expected credit loss provision	42	171	449	56	718
Write-offs charged against allowance	(265)	(134)	(478)	—	(877)
Credit loss recoveries collected	20	16	52	—	88
Foreign exchange impact	—	—	26	3	29
Balance at January 31, 2024	164	177	2,638	59	3,038
Current expected credit loss provision	641	269	(146)	12	776
Write-offs charged against allowance	(292)	(369)	(1,308)	(39)	(2,008)
Credit loss recoveries collected	92	132	—	3	227
Foreign exchange impact	—	—	(52)	13	(39)
Balance at January 31, 2025	$605	$209	$1,132	$48	$1,994
The following table presents impairment losses on receivables arising from sales contracts with customers and receivables arising from rental contracts:

	Year Ended January 31,
	2025	2024
	(in thousands)
Impairment losses on:
Receivables from sales contracts with customers	$781	$669
Receivables from rental contracts	220	247
	$1,001	$916

NOTE 5 - INVENTORIES

	January 31, 2025	January 31, 2024
	(in thousands)
New equipment	$611,916	$745,445
Used equipment	313,867	347,041
Parts and attachments	177,719	203,124
Work in process	5,170	7,420
	$1,108,672	$1,303,030

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 6 - PROPERTY AND EQUIPMENT

	January 31, 2025	January 31, 2024
	(in thousands)
Rental fleet equipment	$76,447	$79,308
Machinery and equipment	38,306	31,760
Vehicles	114,402	103,765
Furniture and fixtures	29,840	57,935
Land, buildings, and leasehold improvements	288,761	204,992
	547,756	477,760
Less accumulated depreciation	(168,066)	(178,986)
	$379,690	$298,774
The Company includes depreciation expense related to its rental fleet and its trucking fleet, for hauling equipment, in Cost of Revenue, which was $9.5 million, $8.7 million, and $8.2 million for the years ended January 31, 2025, 2024 and 2023, respectively. All other depreciation expense is included in Operating Expenses, which totaled $25.3 million, $21.3 million, and $15.9 million for the years ended January 31, 2025, 2024 and 2023, respectively. The Company had assets related to sale-leaseback financing obligations and finance leases associated with real estate of store locations, which are included in the land, buildings and leasehold improvements balance above. Such assets had gross carrying values totaling $53.0 million and $18.4 million, and accumulated amortization balances totaling $6.4 million and $9.7 million, as of January 31, 2025 and 2024, respectively.
The Company reviews its long-lived assets for potential impairment whenever events or circumstances indicate that the carrying value of the long-lived asset (or asset groups) may not be recoverable. The Company performed the impairment analyses for these assets which have a combined carrying value of $51.6 million. The Company determined, based on changing expectations regarding the future use of certain long-lived assets, that the $18.4 million carrying value of these assets may not be fully recoverable. The Company performed an impairment assessment of these asset groups and as a result recognized an impairment charge of $1.3 million, of which $0.2 million was within the Agriculture segment, $0.2 million was within the Construction segment and $0.9 million was within the Europe segment. The impairment charge is reflected in the Impairment of Intangibles and Long-Lived Assets amount in the Condensed Consolidated Statements of Operations. The Company did not have similar impairments in fiscal 2024 or fiscal 2023.
NOTE 7 - INTANGIBLE ASSETS AND GOODWILL
Finite-Lived Intangible Assets
The Company's finite-lived intangible assets consist of customer relationships and covenants not to compete. The following is a summary of intangible assets with finite lives as of as of January 31, 2025 and 2024:

	January 31, 2025			January 31, 2024
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)			(in thousands)
Covenants not to compete	$1,125	$(642)	$483	$1,236	$(453)	$783
Customer relationships	11,137	(2,278)	8,859	12,209	(704)	11,505
	$12,262	$(2,920)	$9,342	$13,445	$(1,157)	$12,288
Intangible asset amortization expense was $1.9 million, $0.7 million and $0.2 million for the years ended January 31, 2025, 2024 and 2023, respectively. The covenants not to compete and customer relationships assets for the year ended January 31, 2025 have a weighted-average amortization period of 4.7 years and 6.9 years, respectively.
The Company reviews its long-lived assets for potential impairment whenever events or circumstances indicate that the carrying value of the long-lived asset (or asset groups) may not be recoverable. The Company performed an impairment assessment of these asset groups and as a result recognized an impairment charge of $0.1 million with respect to its German subsidiary's assets within the Europe segment, which is reflected in Impairment of Intangible and Long-Lived Assets in the Condensed Consolidated Statements of Operations.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of January 31, 2025, future amortization expense is expected to be as follows:

Fiscal years ending January 31,	Amount
(in thousands)
2026	$1,703
2027	1,762
2028	1,675
2029	1,555
2030	1,516
Thereafter	1,131
$9,342
Indefinite-Lived Intangible Assets
The Company's indefinite-lived intangible assets consist of distribution rights assets. Changes in the carrying amount of distribution rights during the years ended January 31, 2025 and 2024 are as follows:

	Agriculture	Construction	Australia	Total
	(in thousands)
Balance, January 31, 2023	$17,178	$72	$—	$17,250
Arising from business combinations	976	—	21,470	22,446
Foreign currency translation	—	—	1,372	1,372
Balance, January 31, 2024	18,154	72	22,842	41,068
Foreign currency translation	—	—	(2,104)	(2,104)
Balance, January 31, 2025	$18,154	$72	$20,738	$38,964

The Company performs at least an annual impairment testing of its indefinite-lived distribution rights intangible assets. Under the impairment test, the fair value of distribution rights intangible assets is estimated based on a multi-period excess earnings model, an income approach. This model allocates future estimated earnings of the store/complex amongst working capital, fixed assets and other intangible assets of the store/complex and any remaining earnings (the "excess earnings") are allocated to the distribution rights intangible assets. The earnings allocated to the distribution rights are then discounted to arrive at the present value of the future estimated excess earnings, which represents the estimated fair value of the distribution rights intangible asset. The discount rate applied reflects the Company's estimate of the weighted-average cost of capital of comparable companies plus an additional risk premium to reflect the additional risk inherent in the distribution right asset. The results of the Company's annual distribution rights impairment test for the year ended January 31, 2025, indicated no impairment.
During the years ended January 31, 2025, 2024 and 2023, no impairment charges were recognized in association with indefinite-lived intangible assets.
The Company had gross indefinite-lived intangible assets of $40.1 million and accumulated impairments of $1.1 million as of January 31, 2025.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Goodwill
Changes in the carrying amount of goodwill during the years ended January 31, 2025 and 2024 are as follows:

	Agriculture	Europe	Australia	Total
	(in thousands)
Balance, January 31, 2023	$30,622	$—	$—	$30,622
Arising from business combinations	7,198	471	24,261	31,930
Foreign currency translation	—	3	1,550	1,553
Balance, January 31, 2024	37,820	474	25,811	64,105
Arising from business combinations	—	70	—	70
Foreign currency translation	—	(13)	(2,385)	(2,398)
Impairment	—	(531)	—	(531)
Balance, January 31, 2025	$37,820	$—	$23,426	$61,246
The Company performs at least an annual impairment testing of goodwill as of December 31st of each year. Under the quantitative impairment test, the fair value of the reporting units were estimated using an income and market approach. The income approach is based on discounted cash flow models that use estimates for forecasts of future operating performance for the reporting units. These forecasts include estimates of revenues, margins, operating expenses, capital expenditures, depreciation, amortization, tax and discount rates. Projected future cash flows are then discounted to a present value employing a discount rate that properly accounts for the estimated risk-adjusted weighted-average cost of capital relevant to each reporting unit. The market approach is based on assumptions related to earnings before interest, taxes, depreciation, and amortization multiples or revenue multiples. These estimates are developed as part of our planning process based on assumed growth rates, along with historical data and various internal estimates.
Due to ongoing losses, an interim test was completed in the second quarter of fiscal 2025, for our German reporting unit. The results of the Company's impairment test for the German reporting unit indicated that the estimated fair value of the reporting unit was less than the carrying value. The implied fair value of the goodwill associated with the reporting unit approximated zero, thus requiring a full impairment charge of the goodwill carrying value of the reporting unit. As such, a goodwill impairment charge of $0.5 million was recognized, which is included in Impairment of Goodwill in the Condensed Consolidated Statement of Operations. The impairment charge arose as the result of lowered expectations of the future financial performance of this reporting unit, which was impacted by the current year operating performance and challenging industry conditions. This removed all remaining goodwill in our Europe segment.
The annual impairment testing of the Agriculture and Australia reporting units exceeded their carrying values, therefore there were no impairments in these two reporting units. During the years ended January 31, 2024 and 2023, the Company did not recognize any Goodwill impairment charges.
The gross goodwill balance was $63.2 million and $65.6 million as of January 31, 2025 and 2024, respectively. The accumulated goodwill impairment loss was $2.0 million and $1.5 million and as of January 31, 2025 and 2024, respectively, within the Europe segment.
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
As of January 31, 2025, the Company had floorplan lines of credit totaling $1.5 billion, which is primarily comprised of three significant floorplan lines of credit: (i) a $875.0 million credit facility with CNH Industrial which includes $75.0 million revolver line, (ii) a $390.0 million line of credit with a group of banks (the "Bank Syndicate"), and (iii) a $80.0 million credit facility with DLL Finance LLC (“DLL Finance”).

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
CNH Industrial Floorplan Payable Line of Credit
As of January 31, 2025, the Company had an $875.0 million credit facility with CNH Industrial, of which $650.0 million is available for U.S. domestic financing which includes $75.0 million revolver line, $125.0 million is available for Australian financing, and $100.0 million is available for European financing.
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
The CNH Industrial credit facility contains financial covenants that impose a maximum level of adjusted debt to tangible net worth of 3.50:1.00 and minimum fixed charge coverage ratio of 1.10:1.00. The credit facility also contains various restrictive covenants that require prior consent of CNH Industrial if the Company desires to engage in any acquisition of, consolidation or merger with, any other business entity in which the Company is not the surviving company; create subsidiaries; move any collateral outside of the U.S.; or sell, rent, lease or otherwise dispose or transfer any of the collateral, other than in the ordinary course of business. CNH Industrial’s consent is also required for the acquisition of any CNH Industrial dealership. In addition, the CNH Industrial credit facility restricts the Company's ability to incur any liens upon any substantial part of the assets. The credit facility automatically renews on August 31st of each year unless earlier terminated by either party. In fiscal year 2025, the Company received various letters from CNH Industrial Capital America LLC that waived the Consolidated Fixed Charge Coverage Ratio covenant for the period January 31, 2025 through January 31, 2026. As of January 31, 2025, the Company was in compliance with the adjusted debt to tangible net worth and due to the one year waiver of the fixed charge coverage ratio, that covenant was not applicable.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Bank Syndicate Credit Agreement - Floorplan Payable and Working Capital Lines of Credit
On May 17, 2024, the Company entered into a Fourth Amended and Restated Credit Agreement (the "Bank Syndicate Agreement") with a group of banks, which replaced the previous Third Amended and Restated Credit Agreement (the "Prior Credit Facility") the Company had entered into in April 2020. As of January 31, 2025, the Company had a $500.0 million credit facility, consisting of a $390.0 million floorplan facility (the "Floorplan Loan") and a $110.0 million operating line (the "Revolver Loan"). The amounts available under the Bank Syndicate Agreement are subject to borrowing base calculations and reduced by outstanding standby letters of credit and certain reserves. The Bank Syndicate Agreement includes a variable interest rate on outstanding balances, charges a 0.25% non-usage fee on the average monthly unused amount, and requires monthly payments of accrued interest. The default loan type is a Secured Overnight Financing Rate ("SOFR") Rate Loan and only if the Company actively selects a Base Rate Loan would the Base Rate Loan be used.
For the U.S. borrowings under the Bank Syndicate Agreement, the Company elects at the time of any advance to choose a Base Rate Loan or a SOFR Rate Loan. The SOFR Rate is based upon one-month, three-month or six-month SOFR plus an adjustment (0.11% for one-month term; 0.26% for three-month term; and 0.43% for six-month term), as chosen by the Company, but in no event shall the SOFR Rate be less than zero. The Base Rate is the greater of (a) the prime rate of interest announced, from time to time, by Bank of America; (b) the Federal Funds Rate plus 0.50%, or (c) one-month SOFR plus 1.0%, but in no event shall the Base Rate be less than zero. The effective interest rate on the Company’s borrowings is then calculated by adding an applicable margin to the SOFR Rate or Base Rate. The applicable margin is determined based on excess availability as determined under the Bank Syndicate Agreement and ranges from 0.75% to 1.25% for Base Rate Loans and 1.75% to 2.25% for SOFR Rate Loans. The applicable margins for the U.S. loans under the Bank Syndicate Agreement are 0.25% higher than the margins under the Prior Credit Facility.
For the Australian borrowings under the Bank Syndicate Agreement, the Company elects at the time of the advance to choose an Australian Base Rate Loan or an Australian Bill Rate Loan. The Australian Bill Rate is based on the Bank Bill Swap Reference Bid Rate with an equivalent term of the loan, but in no event shall the Australian Bill Rate be less than zero. The Australian Base Rate is the sum of 1% plus the interbank overnight cash rate calculated by the Reserve Bank of Australia (but in no event shall the Australian cash rate be less than zero). The effective interest rate on the Australian’s borrowings is then calculated by adding an applicable margin to the Australian Bill Rate or the Australian Base Rate. The applicable margin is determined based on excess availability as determined under the Credit Agreement and ranges from 1.75% to 2.25%.
The Bank Syndicate Agreement does not obligate the Company to maintain financial covenants, except in the event that excess availability (each as defined in the Bank Syndicate Agreement) is less than 15% of the lower of the borrowing base or the size of the maximum credit line, at which point the Company is required to maintain a fixed charge coverage ratio of at least 1.10:1.00. Based on our excess availability and cash collateral, we were not subject to the fixed charge coverage ratio as of January 31, 2025. The Bank Syndicate Agreement includes various restrictions on the Company and its subsidiaries' activities, including, under certain conditions, limitations on the Company’s ability to make certain cash payments including for cash dividends and stock repurchases, issuance of equity instruments, acquisitions and divestitures, and entering into new indebtedness transactions. On December 3, 2024, the Company entered into Amendment No. 1 to the Bank Syndicate Agreement that lowers the adjusted excess availability metric from 15% to 10% for the period December 15, 2024 to March 15, 2025, and thereafter reverts to 15%. As of January 31, 2025, under these provisions of the Bank Syndicate Agreement, the Company did not have any unrestricted dividend availability. The Bank Syndicate Agreement matures on May 17, 2029.
The Floorplan Loan is used to finance equipment inventory purchases. Amounts outstanding are recorded as floorplan payables, within current liabilities on the consolidated balance sheets, as the Company intends to repay amounts borrowed within one year.
The Revolver Loan is used to finance rental fleet equipment and for general working capital requirements of the Company. Amounts outstanding are typically recorded as long-term debt, within long-term liabilities on the consolidated balance sheets, as the Company does not have the obligation to repay amounts borrowed within one year. As of January 31, 2025 and 2024, the Company did not have a need to utilize the revolver loan as the balance was zero for both periods.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DLL Finance Floorplan Payable Line of Credit
As of January 31, 2025, the Company had a $80.0 million credit facility with DLL Finance, of which $47.3 million, $20.0 million and $12.7 million is available for domestic, European and Australian financing, respectively. The DLL Finance credit facility may be used to purchase or refinance new and used equipment inventory. Amounts outstanding for domestic financing bear interest on outstanding balances of one-month SOFR plus 2.37% spread. Amounts outstanding for European financing bear interest on outstanding balances of three-month EURIBOR plus an applicable margin of 2.10% to 2.50%. Amounts outstanding for Australian financing bear interest on outstanding balances of DLL Base Rate plus 1.59% spread. The credit facility allows for increase, decrease or termination of the facility by DLL Finance in its sole discretion at any time. The credit facility contains financial covenants that impose a maximum net leverage ratio of 3.50:1.00 and a minimum fixed charge coverage ratio of 1.10:1.00. The credit facility also requires the Company to obtain prior consent from DLL Finance if the Company desired to engage in any acquisition meeting certain financial thresholds. The balances outstanding with DLL Finance are secured by the inventory or rental fleet purchased with the floorplan proceeds. Repayment terms vary by individual notes, but generally payments are made from sales proceeds or rental revenue from the related inventories or rental fleet assets.
The Company received various letters from DLL Finance LLC that waived the Minimum Consolidated Fixed Charge Coverage Ratio covenant for the period January 31, 2025 through January 31, 2026. As of January 31, 2025, the Company was in compliance with the net leverage ratio and due to the one year waiver of the fixed charge coverage ratio, that covenant was not applicable.
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
Summary of Outstanding Amounts
As of January 31, 2025 and 2024, the Company’s outstanding balance of floorplan payables and lines of credit consisted of the following:

	January 31, 2025	January 31, 2024
	(in thousands)
CNH Industrial	$520,927	$567,677
Bank Syndicate Agreement Floorplan Loan	127,154	162,845
DLL Finance	37,859	38,528
Other outstanding balances with manufacturers and non-manufacturers	69,758	124,796
	$755,698	$893,846
As of January 31, 2025, the interest-bearing floorplan payables carried a variable interest rate with a range of 4.06% to 9.15% compared to a range of 5.24% to 10.70% as of January 31, 2024. As of January 31, 2025 and 2024, $302.4 million and $428.3 million, respectively, of outstanding floorplan payables were non-interest bearing.
NOTE 9 - ACCRUED EXPENSES & OTHER

	January 31, 2025	January 31, 2024
	(in thousands)
Compensation	$32,882	$43,375
Sales, payroll, real estate and value added taxes	7,175	8,075
Insurance	5,613	5,212
Other	13,822	17,738
	$59,492	$74,400

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 10 - LONG-TERM DEBT
The following is a summary of long-term debt:

			Year Ended January 31,
Description	Maturity Dates	Interest Rates	2025	2024
			(in thousands)
Mortgage loans, secured	Various through May 2039	2.1% to 7.3%	$129,604	$88,669
Sale-leaseback financing obligations	December 2028 to December 2030	6.1% to 6.2%	9,804	10,043
Vehicle loans, secured	Various through January 2031	2.1% to 7.4%	27,198	14,433
Other	Various through September 2029	2.4% to 7.4%	2,081	6,968
Total debt			168,687	120,113
Less: current maturities			10,920	13,706
Long-term debt, net			$157,767	$106,407
In fiscal 2025, the Company signed an agreement to purchase 13 of its leased facilities at the end of the respective lease terms or earlier, resulting in a sale-leaseback finance modification expense of $9.7 million, which was recorded to Interest and other income (expense) in the Condensed Consolidated Statements of Operations.
In fiscal 2025, the Company purchased and subsequently financed several locations that it previously leased including sale-leaseback financing locations, creating an increase in mortgage loans as of January 31, 2025 compared to January 31, 2024. Additionally, the Company decreased the Other debt balance by $3.6 million for the debt cancellation in relation to the U.S. Treasury Department's New Market Tax Credit Program. The gain in debt cancellation was recorded to Interest and other income (expense) in the Condensed Consolidated Statements of Operations.
Long-term debt maturities are as follows:

Years Ending January 31,	Amounts
(in thousands)
2026	$10,920
2027	18,486
2028	17,801
2029	29,491
2030	41,377
Thereafter	50,612
$168,687
NOTE 11 - DERIVATIVE INSTRUMENTS
The Company holds derivative instruments for the purpose of minimizing exposure to fluctuations in foreign currency exchange rates to which the Company is exposed in the normal course of its operations.
Derivative Instruments Not Designated as Hedging Instruments
The Company periodically uses foreign currency forward contracts to hedge the effects of fluctuations in exchange rates on outstanding intercompany loans. The Company does not formally designate and document such derivative instruments as hedging instruments; however, the instruments are an effective economic hedge of the underlying foreign currency exposure. Both the gain or loss on the derivative instrument and the offsetting gain or loss on the underlying intercompany loan are recognized in earnings immediately, thereby eliminating or reducing the impact of foreign currency exchange rate fluctuations on net income. The Company's foreign currency forward contracts generally have one to three-month maturities. The notional value of outstanding foreign currency contracts was $46.1 million and $25.3 million as of January 31, 2025 and 2024, respectively.
As of January 31, 2025, and 2024, the fair value of the Company's outstanding derivative instruments was not material. Derivative instruments recognized as assets are recorded in Prepaid expenses and other in the consolidated balance sheets, and derivative instruments recognized as liabilities are recorded in Accrued expenses and other in the consolidated balance sheets.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table sets forth the gains and (losses) recognized in income related to the Company’s derivative instruments for the years ended January 31, 2025, 2024 and 2023.

	Year Ended January 31,
	2025	2024	2023
	(in thousands)
Derivatives Not Designated as Hedging Instruments:
Foreign currency contracts (a)	$2,662	$(960)	$1,377
Total Derivatives	$2,662	$(960)	$1,377
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
Other Matters
The Company is the lessee under many real estate leases, in which it agrees to indemnify the lessor from certain liabilities arising as a result of the use of the leased premises, including environmental liabilities. Additionally, from time to time, the Company enters into agreements with third parties in connection with the sale of assets in which it agrees to indemnify the purchaser from certain liabilities or costs arising in connection with the assets. Also, in the ordinary course of business in connection with purchases or sales of goods and services, the Company enters into agreements that may contain indemnification provisions. In the event that an indemnification claim is asserted, the Company's liability would be limited by the terms of the applicable agreement. See additional information on operating lease commitments in Note 13, Leases.
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
The components of lease expense were as follows:

		Year Ended January 31,
	Classification	2025	2024	2023
		(in thousands)
Finance lease cost:
Amortization of leased assets	Operating expenses	$1,804	$679	$862
Interest on lease liabilities	Other interest expense	2,419	172	184
Operating lease cost	Operating expenses and rental and other cost of revenue	8,067	13,356	13,535
Short-term lease cost	Operating expenses	—	—	71
Variable lease cost	Operating expenses	1,864	1,885	2,013
Sublease income	Interest and other income	(570)	(2,395)	(1,384)
		$13,584	$13,697	$15,281
Right-of-use lease assets and lease liabilities consist of the following:

	Classification	January 31, 2025	January 31, 2024
		(in thousands)
Assets
Operating lease assets	Operating lease assets	$27,935	$54,699
Financing lease assets(a)	Property and equipment, net of accumulated depreciation	44,233	1,545
Total leased assets		$72,168	$56,244
Liabilities
Current
Operating	Current operating lease liabilities	$5,747	$10,751
Financing	Accrued expenses and other	1,684	559
Noncurrent
Operating	Operating lease liabilities	25,588	50,964
Financing	Other long-term liabilities	44,894	1,406
Total lease liabilities		$77,913	$63,680
(a)Finance lease assets are recorded net of accumulated amortization of $2.0 million and $1.4 million as of January 31, 2025 and 2024, respectively.
Maturities of lease liabilities as of January 31, 2025 are as follows:

	Operating	Finance
	Leases	Leases	Total
Fiscal Year Ending January 31,	(in thousands)
2026	$7,306	$4,845	$12,151
2027	6,653	10,078	16,731
2028	5,572	8,702	14,274
2029	5,307	20,142	25,449
2030	4,266	8,924	13,190
Thereafter	11,126	5,420	16,546
Total lease payments	40,230	58,111	98,341
Less: Interest	8,895	11,533	20,428
Present value of lease liabilities	$31,335	$46,578	$77,913

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The weighted-average lease term and discount rate as of January 31, 2025 and 2024 are as follows:

	January 31, 2025	January 31, 2024
Weighted-average remaining lease term (years):
Operating leases	7.8	6.9
Financing leases	3.5	4.1
Weighted-average discount rate:
Operating leases	6.7%	6.4%
Financing leases	7.8%	8.8%
Other lease information is as follows:

	Year Ended January 31,
	2025	2024	2023
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$8,899	$12,561	$12,628
Operating cash flow from finance leases	2,419	172	184
Financing cash flows from finance leases	1,622	596	701
Operating lease assets obtained in exchange for new operating lease liabilities	1,893	16,006	6,261
Finance lease assets obtained in exchange for new finance lease liabilities	66,705	113	4,385
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
Revenue generated from leasing activities is disclosed, by segment, in Note 3, Revenue. The following is the balance of our dedicated rental fleet assets of our Construction segment as of January 31, 2025 and 2024, respectively:

	January 31, 2025	January 31, 2024
	(in thousands)
Rental fleet equipment	$76,447	$79,308
Less accumulated depreciation	(26,327)	(27,282)
	$50,120	$52,026

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14 - INCOME TAXES
The components of income (loss) before income taxes for the years ended January 31, 2025, 2024 and 2023 consist of the following:

	2025	2024	2023
	(in thousands)
U.S.	$(48,981)	$130,438	$115,044
Foreign	(1,004)	20,602	20,197
Total	$(49,985)	$151,040	$135,241
The provision for (benefit from) income taxes charged to income for the years ended January 31, 2025, 2024 and 2023 consists of the following:

	2025	2024	2023
	(in thousands)
Current
Federal	$1,127	$24,074	$15,943
State	93	7,020	5,776
Foreign	1,518	4,595	4,015
Total current taxes	2,738	35,689	25,734
Deferred
Federal	(11,303)	2,280	6,310
State	(2,213)	266	1,210
Foreign	(2,296)	364	119
Total deferred taxes	(15,812)	2,910	7,639
Total	$(13,074)	$38,599	$33,373
The reconciliation of the statutory federal income tax rate to the Company's effective rate is as follows:

	2025	2024	2023
U.S. statutory rate	21.0%	21.0%	21.0%
Foreign statutory rates	2.0%	(0.9)%	(0.2)%
State taxes on income net of federal tax benefit	4.5%	4.4%	4.7%
Valuation allowances	2.4%	0.6%	0.4%
Debt forgiveness income - Ukraine	(5.8)%	—%	—%
All other, net	2.1%	0.5%	(1.2)%
	26.2%	25.6%	24.7%

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Deferred tax assets and liabilities consist of the following as of January 31, 2025 and 2024:

	2025	2024
	(in thousands)
Deferred tax assets:
Right of use lease liability	$18,992	$11,420
Net operating losses	5,946	6,725
Interest	9,343	—
Inventory allowances	6,398	3,396
Accrued liabilities and other	5,821	5,141
Stock-based compensation	1,053	865
Receivables	478	614
Other	—	675
Total deferred tax assets	48,031	28,836
Valuation allowances	(6,267)	(7,525)
Deferred tax assets, net of valuation allowances	$41,764	$21,311

Deferred tax liabilities:
Property and equipment	$(19,830)	$(23,092)
Right of use lease asset	(17,401)	(9,271)
Intangible assets	(10,799)	(11,026)
Total deferred tax liabilities	$(48,030)	$(43,389)

Net deferred tax asset (liability)	$(6,266)	$(22,078)
As of January 31, 2025, the Company has recorded $38.5 million of net operating loss carryforwards within certain of its domestic and foreign jurisdictions. The net operating loss carryforward within domestic jurisdictions is $7.2 million with unlimited carryforward period and $10.7 million that expire at various dates between the Company's fiscal years 2035 and 2045. The net operating carryforward within foreign jurisdictions is $16.1 million with unlimited carryforward periods and $4.5 million that expire at various dates between the Company's fiscal years 2037 and 2038.
In assessing the foreign deferred tax assets as of January 31, 2025 and 2024, the Company concluded that a full valuation allowance is continued to be warranted in the Company's Ukrainian subsidiary, due to geopolitical concerns in the area. The Company also concluded a full valuation allowance on the Company's German and Luxembourg subsidiaries continued to be warranted based on the presence of historical losses and the Company’s expected future sources of taxable income. The Company has recorded valuation allowances of $6.3 million and $7.5 million for the international entities as of January 31, 2025 and 2024, respectively. In fiscal 2025, the Company had a $1.2 million reduction in valuation allowance primarily due the change in the net operating loss from taxable income in Ukraine and taxable loss in Germany.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of January 31, 2025, the Company has recorded a liability for unrecognized tax benefits of $3.0 million. The liability was recorded as a reduction in the Company's deferred tax assets, mainly, related to its net operating losses and also the Company’s tax liability. If recognized, the entire $3.0 million of unrecognized tax benefits would affect the Company's effective tax rate. As of January 31, 2025, the Company did not have accumulated accrued interest and penalties, and for the year ended January 31, 2025 the Company did not recognize interest or penalties in its provision (benefit) for income taxes. The Company had no unrecognized tax benefits as of January 31, 2024 and January 31, 2023.

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

Year ended January 31,
2025
(in thousands)
Unrecognized tax benefits - February 1	$—
Gross increases - tax positions in prior period	—
Gross decreases - tax positions in prior period	—
Gross increases - tax positions in current period	2,995
Lapse of statute of limitations	—
Unrecognized tax benefits - January 31	$2,995
The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign countries. It is no longer subject to income tax examinations by U.S. federal tax authorities for fiscal years ended prior to January 31, 2022 and state tax authorities for fiscal years ended prior to January 31, 2021. Certain foreign jurisdictions are subject to income tax examinations for the calendar year periods ranging between 2018 and 2024, depending on the jurisdiction of the entity.
As of January 31, 2025, the Company had accumulated undistributed earnings in non-U.S. subsidiaries of approximately $52.0 million. Upon repatriation of such earnings the Company could be subject to additional U.S. or foreign taxes. The Company has not recorded a deferred tax liability associated with these undistributed earnings as such earnings are to be reinvested outside of the U.S. indefinitely. It is not practicable to estimate the amount of additional tax that might be payable if such earnings were repatriated.
NOTE 15 - CAPITAL STRUCTURE
The Company's certificate of incorporation provides it with the authority to issue 50,000,000 shares of $0.00001 par value stock, consisting of 45,000,000 shares of common stock and 5,000,000 shares classified as undesignated.
NOTE 16 - STOCK-BASED COMPENSATION
Stock-Based Compensation Plans
The Company has one stock-based compensation plan, the Second Amended and Restated Titan Machinery Inc. 2014 Equity Incentive Plan (the "2014 Equity Incentive Plan"), to provide incentive compensation to participants for services that have been or will be performed for continuing as employees or members of the Board of Directors of the Company. Under the 2014 Equity Incentive Plan, which has been approved by the stockholders of the Company, the Company may grant stock-based awards for up to a maximum number of shares of common stock set forth in the 2014 Equity Incentive Plan under specified forms of equity award types. Shares issued for stock-based awards consist of authorized but unissued shares. During the year ended January 31, 2025, the 2014 Equity Incentive Plan was amended and restated to increase the shares available for equity awards from 2,200,000 shares to 3,150,000 shares. As of January 31, 2025, the Company had 1,027,150 shares authorized and available for future equity awards under the 2014 Equity Incentive Plan.
Compensation cost arising from stock-based compensation and charged to operations was $4.4 million, $3.3 million and $3.3 million for the years ended January 31, 2025, 2024 and 2023, respectively. The related income tax benefit (net) was $1.1 million, $1.1 million and $1.3 million for the years ended January 31, 2025, 2024 and 2023, respectively.
Restricted Stock Awards ("RSAs")
The Company grants RSAs as part of its long-term incentive compensation to employees and members of the Board of Directors of the Company. The fair value of these awards is determined based on the closing market price of the Company's stock on the date of grant. The RSAs primarily vest over a period of approximately four years for employees and over one year

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The following table summarizes RSA activity for the year ended January 31, 2025:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at January 31, 2024	336	$25.48
Granted	319	18.22
Forfeited	(152)	22.88
Vested	(10)	23.26
Nonvested at January 31, 2025	493	$21.63
The weighted-average grant date fair value of RSAs granted was $18.22, $26.48 and $27.06 during the years ended January 31, 2025, 2024 and 2023, respectively. The total fair value of RSAs vested was $3.4 million, $3.7 million and $4.6 million during the years ended January 31, 2025, 2024 and 2023, respectively. As of January 31, 2025, there was $7.7 million of unrecognized compensation cost related to nonvested RSAs that is expected to be recognized over a weighted-average period of 2.4 years.
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
The following table summarizes RSU activity for the year ended January 31, 2025:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at January 31, 2024	11	$24.17
Granted	6	18.20
Vested	(5)	20.07
Nonvested at January 31, 2025	12	$22.82
The weighted-average grant date fair value of RSUs granted was $18.20, $26.47, and $26.23 for the fiscal years ended January 31, 2025, 2024, and 2023, respectively. As of January 31, 2025, there was $0.2 million of unrecognized compensation cost related to nonvested RSUs that is expected to be recognized over a weighted-average period of 2.4 years.
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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes activity for long-term cash incentive awards for the year ended January 31, 2025:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at January 31, 2024	36	$24.73
Granted	35	17.93
Forfeited	(8)	20.34
Vested	(15)	21.54
Nonvested at January 31, 2025	48	$21.50
The weighted-average grant date fair value of long-term cash incentive awards granted was $17.93 during the year ended January 31, 2025. As of January 31, 2025, based on the Company's stock price on that day, there was $0.4 million of unrecognized compensation cost related to nonvested awards that is expected to be recognized over a weighted-average period of 1.4 years.
NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following is a summary of the changes in accumulated other comprehensive income (loss), by component, for the fiscal years ended January 31, 2025, 2024 and 2023:

	Foreign Currency Translation Adjustment	Net Investment Hedging Instruments, Unrealized Gain	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, January 31, 2022	$(4,883)	$2,711	$(2,172)
Total other comprehensive loss	(2,847)	—	(2,847)
Balance, January 31, 2023	(7,730)	2,711	(5,019)
Total other comprehensive income	6,779	—	6,779
Balance, January 31, 2024	(951)	2,711	1,760
Total other comprehensive loss	(10,094)	—	(10,094)
Balance, January 31, 2025	$(11,045)	$2,711	$(8,334)
Income taxes are not provided for foreign currency translation adjustments arising from permanent investments in international subsidiaries.
NOTE 18 - EMPLOYEE BENEFIT PLANS
The Company has a 401(k) profit-sharing plan ("401(k) Plan") for all U.S. employees at least 19 years of age. The Company matches 50% of the first 8% of the participating employee's contribution. In addition, the Company may make a discretionary contribution to the 401(k) Plan as determined by the Board of Directors, with a maximum amount equal to the amount allowed under the IRS regulations. The Company recognized expense for contributions made to the 401(k) Plan totaling $8.6 million, $7.0 million and $5.4 million for the years ended January 31, 2025, 2024 and 2023, respectively. All amounts contributed during these years reflected matching contributions, as no discretionary contributions were made by the Company to the 401(k) Plan.
NOTE 19 - BUSINESS COMBINATIONS
Fiscal 2025
The Company acquired Gose Landtechnik e.K. on March 1, 2024, which consists of one location in Germany and is included in the Europe segment. This acquisition is not considered material to the overall consolidated financial statements during the year ended January 31, 2025 and has been included in the Condensed Consolidated Financial Statements from the date of the acquisition.

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
Fiscal 2023
On August 1, 2022, the Company acquired all outstanding equity interests of three entities, Heartland Agriculture, LLC, Heartland Solutions, LLC, and Heartland Leveraged Lender, LLC, (collectively referred to as the "Heartland Companies") for $94.4 million in cash consideration. The Heartland Companies consist of 12 CaseIH commercial application agriculture locations, in the states of Idaho, Iowa, Kansas, Minnesota, Missouri, Montana, Nebraska, North Dakota, South Dakota, Washington, and Wisconsin. The Heartland Companies have been a successful CaseIH commercial application dealer group and our acquisition of these entities provides the Company the opportunity for synergies due to the overlap of our footprints, which allows us to package deals that will include both commercial application equipment as well as other agricultural and construction equipment to commercial customers within our core footprint. These locations are included in the Company's Agriculture segment. In the most recently completed fiscal year, prior to acquisition, the Heartland Companies generated revenue of approximately $214.0 million. The results of operations for the Heartland Companies from the August 1, 2022 acquisition closing date through January 31, 2023, were approximately $103.2 million of revenue and $4.6 million of pre-tax income. The Company incurred $1.1 million in acquisition related expenses in connection with this acquisition, which are included in operating expenses in the consolidated statements of operations for the year ended January 31, 2023.
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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Purchase Price Allocation
Each of the above acquisitions has been accounted for under the acquisition method of accounting, which requires the Company to estimate the acquisition date fair value of the assets acquired and liabilities assumed. As of January 31, 2025, the purchase price allocation for all business combinations from fiscal 2025 and prior are complete. The following summarizes the acquisition date fair value of consideration transferred and the acquisition date fair value of the identifiable assets acquired and liabilities assumed, including an amount for goodwill (in thousands):

O’Connors
October 2, 2023
Assets acquired:
Cash	$4,165
Receivables	8,323
Inventories	96,802
Prepaid expenses and other	314
Property and equipment	11,450
Operating lease assets	14,798
Intangible assets:
Customer Relationships	10,928
Distribution Rights	21,470
Goodwill	24,261
Total assets	192,511
Liabilities Assumed:
Accounts payable	4,702
Floorplan payable	74,815
Current operating lease liabilities	1,064
Deferred revenue	12,008
Accrued expenses and other	17,284
Long-term debt	2,371
Operating lease liabilities	13,733
Total liabilities	125,977
Net assets acquired	$66,534

Goodwill recognized by segment:
Australia	$24,261
Goodwill expected to be deductible for tax purposes	—
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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Pro Forma Information
The following summarized unaudited pro forma condensed statement of operations information for the twelve months ended January 31, 2025, 2024 and 2023, assumes the Heartland Companies acquisition occurred as of February 1, 2021 and O’Connors acquisition occurred as of February 1, 2022. The Company prepared the following summarized unaudited pro forma financial results for comparative purposes only. The summarized unaudited pro forma information may not be indicative of the results that would have occurred had the Company completed the acquisitions as of these dates or that will be attained in the future.

	Year Ended January 31,
	2025	2024	2023
	(in thousands)
Total Revenues	$2,702,122	$2,951,697	$2,595,342
Net (Loss) Income	$(36,911)	$122,126	$120,339
NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS
As of January 31, 2025 and 2024, the fair value of the Company's foreign currency contracts, which are either assets or liabilities measured at fair value on a recurring basis, was not material. These foreign currency contracts were valued using a discounted cash flow analysis, an income approach, utilizing readily observable market data as inputs, which is classified as a Level 2 fair value measurement.
The Company also estimated the fair value of long-lived assets to be approximately zero in certain instances when no future cash flows were assumed to be generated from the use of such assets and the expected sales values were deemed to be nominal. All such fair value measurements were based on unobservable inputs and thus are Level 3 fair value inputs.
The Company also has financial instruments that are not recorded at fair value in the consolidated balance sheets, including cash, receivables, payables, and long-term debt. The carrying amounts of these financial instruments approximated their fair values as of January 31, 2025 and January 31, 2024. Approximate fair value of these financial instruments was estimated based on Level 2 fair value inputs. The estimated fair value of the Company's Level 2 long-term debt, which is provided for disclosure purposes only, is as follows:

	January 31, 2025	January 31, 2024
	(in thousands)
Carrying amount	$158,883	$99,031
Fair value	$145,010	$103,102
NOTE 21 - BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION
The Company has four reportable and operating segments: Agriculture, Construction, Europe and Australia. This segmentation aligns with the results of operations presented to the Company's chief operating decision maker ("CODM") in reviewing the Company to make decisions regarding the allocation of resources, to assess the Company's operating performance and to make strategic decisions. The Company identifies the CODM to be the Company's Chief Executive Officer. The Company's segments are determined based on management structure, which is organized based on types of products sold and geographic areas, as described in the following paragraphs.
The performance measure used to evaluate segment performance and allocate resources across segments is segment income (loss) before taxes. Corporate unallocated expenses are centrally managed costs and are therefore excluded from this profit measure to provide transparency of our segment operating results. Our CODM considers variances of actual performance to our annual operating plan and periodic forecasts when making decisions.
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
Net sales and long-lived assets, by geographic area were as follows:

	Revenue
	Year Ended January 31,
	2025	2024	2023
	(in thousands)
United States	$2,220,002	$2,376,726	$1,910,177
Australia	221,115	69,809	—
Other international countries	261,005	311,910	299,129
	$2,702,122	$2,758,445	$2,209,306

	Long-lived assets
	Year Ended January 31,
	2025	2024
	(in thousands)
United States	$363,672	$305,512
Australia	24,512	27,637
Other international countries	20,323	21,233
	$408,507	$354,382

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Certain financial information for each of the Company's business segments is set forth below.

	Year Ended January 31, 2025
	(in thousands)
	Agriculture	Construction	Europe	Australia	Total
Revenue
Equipment	$1,462,204	$222,503	$188,296	$177,295	$2,050,298
Parts	288,968	48,768	58,712	32,009	428,457
Service	129,455	27,797	11,911	10,944	180,107
Rental and other	7,801	32,506	2,086	867	43,260
	$1,888,428	$331,574	$261,005	$221,115	$2,702,122
Cost of Revenue
Equipment	$1,395,384	$197,354	$162,581	$157,484
Parts	194,917	34,681	43,346	21,289
Service	47,840	8,613	6,446	3,924
Rental and other	7,522	22,624	1,351	1,136
Operating expense	254,858	61,517	42,739	30,363
Impairment Charge (1)	201	168	1,473	—
Floorplan interest expense	21,384	5,462	4,159	2,172
Sale-leaseback financing expense	5,139	4,511	—	—
Other segment expense (income), net (2)	962	3,294	2,804	1,859
Segment (loss) income before taxes	$(39,779)	$(6,650)	$(3,894)	$2,888	$(47,435)
Shared resources unallocated expense					(2,550)
Loss before taxes					$(49,985)

Depreciation and amortization	$14,022	$10,518	$3,670	$3,623

Total Segment Assets (3)	$1,060,180	$252,471	$248,282	$192,331	$1,753,264
Shared Resources Assets					60,674
Total Assets					$1,813,938

Total Segment Capital Expenditures	$41,874	$10,076	$4,100	$3,190	$59,240
Shared Resources Assets Capital Expenditures					(7,395)
Total Capital Expenditures					$51,845
(1) Impairment charge related to goodwill, intangible and long-lived assets.
(2) Balance consists of other interest income (expense) and foreign currency.
(3) Agriculture and Construction cash balances are held at Shared Resources.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended January 31, 2024
	(in thousands)
	Agriculture	Construction	Europe	Australia	Total
Revenue
Equipment	$1,624,010	$221,140	$245,423	$54,743	$2,145,316
Parts	293,554	51,019	54,356	11,912	410,841
Service	117,087	26,913	10,437	2,878	157,315
Rental and other	9,612	33,391	1,694	276	44,973
	$2,044,263	$332,463	$311,910	$69,809	$2,758,445
Cost of Revenue
Equipment	$1,425,414	$186,815	$204,056	$48,273
Parts	197,026	35,850	39,107	7,938
Service	39,930	7,480	5,447	1,124
Rental and other	6,592	20,628	1,085	326
Operating expense	246,514	60,151	42,749	7,147
Floorplan interest expense	8,281	1,816	1,651	406
Other segment expense (income), net (1)	(564)	1,378	1,328	481
Segment income before taxes	$121,070	$18,345	$16,487	$4,114	$160,016
Shared resources unallocated expense					(8,976)
Income before taxes					$151,040

Depreciation and amortization	$12,244	$9,676	$3,290	$938

Total Segment Assets (2)	$1,183,367	$257,142	$280,354	$225,421	$1,946,284
Shared Resources Assets					45,977
Total Assets					$1,992,261

Total Segment Capital Expenditures	$38,734	$12,050	$6,764	$529	$58,077
Shared Resources Assets Capital Expenditures					4,284
Total Capital Expenditures					$62,361
(1) Balance consists of other interest income (expense) and foreign currency.
(2) Agriculture and Construction cash balances are held at Shared Resources.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended January 31, 2023
	(in thousands)
	Agriculture	Construction	Europe	Total
Revenue
Equipment	$1,269,298	$201,077	$241,184	$1,711,559
Parts	228,520	50,628	48,048	327,196
Service	96,418	25,079	8,306	129,803
Rental and other	7,484	31,673	1,591	40,748
	$1,601,720	$308,457	$299,129	$2,209,306
Cost of Revenue
Equipment	$1,107,195	$169,825	$200,519
Parts	151,639	35,489	33,290
Service	33,963	7,488	4,757
Rental and other	4,626	19,593	1,083
Operating expense	199,020	56,595	37,730
Floorplan interest expense	2,855	733	646
Other segment expense (income), net (1)	(309)	166	907
Segment income before taxes	$102,731	$18,568	$20,197	$141,496
Shared resources unallocated expense				(6,255)
Income before taxes				$135,241

Depreciation and amortization	$9,200	$9,170	$2,575

Total Segment Assets (2)	$788,265	$187,739	$170,647	$1,146,651
Shared Resources Assets				42,044
Total Assets				$1,188,695

Total Segment Capital Expenditures	$15,303	$10,721	$2,767	$28,791
Shared Resources Assets Capital Expenditures				7,691
Total Capital Expenditures				$36,482
(1) Balance consists of other interest income (expense) and foreign currency.
(2) Agriculture and Construction cash balances are held at Shared Resources.

Schedule II—Valuation and Qualifying Accounts and Reserves
Titan Machinery Inc.

Classification	Beginning Balance	Additions Charged to Expenses	Deductions for Write-offs, Net of Recoveries	Foreign Currency Translation Adjustments	Ending Balance
	(in thousands)
Valuation reserve deduction from receivables:
Year Ended January 31, 2025	$3,503	$1,001	$(1,890)	$(42)	$2,572
Year Ended January 31, 2024	3,440	928	(922)	57	3,503
Year Ended January 31, 2023	2,448	1,674	(655)	(27)	3,440

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
    None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. After evaluating the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this Form 10-K, our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), with the participation of the Company's management, have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective.
Management's Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, management has concluded that the Company’s disclosure controls and procedures were effective at January 31, 2025 to ensure that the information required to be disclosed by the Company in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has also audited our internal control over financial reporting as of January 31, 2025, as stated in their report included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
Changes in Internal Control over Financial Reporting. In August 2024, the Company completed the implementation of its new ERP system and modified certain existing internal control processes and procedures related to the new system. These changes did not materially affect our internal control over financial reporting. As the Company implements new functionality under this ERP system, the Company will continue to assess the impact on its internal control over financial reporting. Other than described pursuant to the foregoing, there were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended January 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
Securities Trading Plans of Directors and Officers
During the three months ended January 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Titan Machinery has insider trading policies and procedures that govern the purchase, sale and other dispositions of its securities by our directors, officers, employees and agents. We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. A copy of our Insider Trading Policy is filed with this report as Exhibit 19.1.
Other than the information above and the information included in Part I of this Form 10-K under the heading "Information About Our Executive Officers," the information required by this Item 10 is incorporated herein by reference to the sections labeled "Board of Directors" and "Corporate Governance," all of which will appear in our definitive proxy statement for our 2025 Annual Meeting of Stockholders.

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated herein by reference to the sections labeled "Compensation Discussion and Analysis," "Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," "Executive Compensation (excluding the information under the subheading "Pay Versus Performance")," and "Non-Employee Director Compensation," all of which will appear in our definitive proxy statement for our 2025 Annual Meeting of Stockholders.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is incorporated herein by reference to the sections entitled "Security Ownership of Principal Stockholders and Management" and "Executive Compensation - Equity Compensation Plan Information," both of which will appear in our definitive proxy statement for our 2025 Annual Meeting of Stockholders.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated herein by reference to the sections entitled "Corporate Governance—Independence" and "Certain Relationships and Related Transactions," both of which will appear in our definitive proxy statement for our 2025 Annual Meeting of Stockholders.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 is incorporated herein by reference to the section entitled "Fees of the Independent Registered Public Accounting Firm," which will appear in our definitive proxy statement for our 2025 Annual Meeting of Stockholders.
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Documents filed as part of this report.
(1)Financial Statements. The following financial statements are included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K:
Report of Deloitte & Touche LLP on Consolidated Financial Statements as of January 31, 2025 and 2024 and for each of the three years in the period ended January 31, 2025
Report of Deloitte & Touche LLP on Internal Control Over Financial Reporting as of January 31, 2025
Consolidated Balance Sheets as of January 31, 2025 and 2024
Consolidated Statements of Operations for each of the three years in the period ended January 31, 2025
Consolidated Statements of Comprehensive Income for each of the three years in the period ended January 31, 2025
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended January 31, 2025
Consolidated Statements of Cash Flows for each of the three years in the period ended January 31, 2025
Notes to Consolidated Financial Statements
(2)Financial Statement Schedules. The following consolidated financial statement schedule should be read in conjunction with the consolidated financial statements and Report of Deloitte & Touche LLP on the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K:
Schedule II—Valuation and Qualifying Accounts and Reserves
All other financial statement schedules have been omitted, because they are not applicable, are not required, or the information is included in the Financial Statements or Notes thereto
(3)Exhibits. See the Exhibit Index to this Form 10-K immediately following below:

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

3.1	Certificate of Incorporation of the registrant, as amended (incorporated herein by reference to Exhibit 3.1 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on September 10, 2012, File No. 001-33866).

3.2	Bylaws of the registrant, as amended (incorporated herein by reference to Exhibit 3.2 of the registrant's Annual Report on Form 10-K filed with the Commission on April 16, 2009, File No. 001-33866).

4.1	Specimen Certificate representing shares of common stock of Titan Machinery Inc. (incorporated by reference to Exhibit 4.1 of the registrant's Amendment No. 6 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on December 3, 2007).

4.2	Description of Securities of Titan Machinery registered under Section 12 of the Exchange Act of 1934, as amended (incorporated herein by reference to Exhibit 4.3 of the registrant's Annual Report on Form 10-K filed with the Commission on April 7, 2020).

10.1#	Executive Employment Agreement, dated October 17, 2023, between Bryan J. Knutson and the registrant (incorporated herein by reference to Exhibit 10.2 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on December 7, 2023).

10.2#
Executive Employment Agreement, dated September 29, 2022, between Robert Larsen and the registrant (incorporated herein by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed with the Commission on September 30, 2022).

10.3	Agricultural Equipment Sales & Service Agreement, dated May 31, 2017, between CNH Industrial America LLC and the registrant (incorporated herein by reference to Exhibit 10.3 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 2, 2017).

10.3.1	Amendment to the Agricultural Equipment Sales & Service Agreement, dated May 31, 2017, between CNH Industrial America LLC and the registrant (incorporated herein by reference to Exhibit 10.4 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 2, 2017).

10.4	Form of CaseIH Agriculture Equipment Sales and Service Agreement between CNH Industrial America LLC and the registrant Titan Machinery Inc. (incorporated herein by reference to Exhibit 10.3 of the registrant’s Quarterly Report on Form 10-Q filed with the Commission on September 9, 2022).

No.	Description
10.4.1	Revision 1 to the Case IH Agricultural Equipment Sales and Service Agreement between CNH Industrial America LLC and the registrant (incorporated herein by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q filed with the Commission on September 9, 2022).

10.5	Construction Equipment Sales & Service Agreement, dated May 31, 2017, between CNH Industrial America LLC and the registrant (incorporated herein by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 2, 2017).

10.5.1	Amendment to the Construction Equipment Sales & Service Agreement, dated May 31, 2017, between CNH Industrial America LLC and the registrant (incorporated herein by reference to Exhibit 10.2 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 2, 2017).

10.6	New Holland Equipment Sales & Service Agreement, dated May 31, 2017, between CNH Industrial America LLC and the registrant (incorporated herein by reference to Exhibit 10.5 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 2, 2017).

10.6.1	Amendment to the New Holland Equipment Sales & Service Agreement, dated May 31, 2017, between CNH Industrial America LLC and the registrant (incorporated herein by reference to Exhibit 10.6 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 2, 2017).

10.7	Dealer Security Agreement dated April 14, 2003 between New Holland North America, Inc. and the registrant (incorporated herein by reference to Exhibit 10.14 of the registrant's Amendment No. 2 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on October 10, 2007).

10.8	Dealer Security Agreements between CNH America LLC and the registrant (incorporated herein by reference to Exhibit 10.15 of the registrant's Amendment No. 2 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on October 10, 2007).

10.9	Agreement to Grant Commercial Application Equipment Distribution Rights, dated as of August 1, 2022, by and between CNH Industrial America LLC and the registrant (incorporated herein by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q filed with the Commission on September 9, 2022).

10.10	Amended and Restated Wholesale Floorplan Credit Facility and Security Agreement, dated November 13, 2007, between CNH Capital America LLC and the registrant (incorporated herein by reference to Exhibit 10.25 of the registrant's Amendment No. 5 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on November 27, 2007).

10.10.1	Letter Agreement with CNH Capital America, LLC dated September 30, 2011, amending the November 13, 2007 Amended and Restated Wholesale Floorplan Credit Facility and Security Agreement (incorporated herein by reference to Exhibit 10.3 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on December 9, 2011, File No. 001-33866).

10.10.2	Letter Agreement with CNH Capital America, LLC dated November 20, 2012, amending the November 13, 2007 Amended and Restated Wholesale Floorplan Credit Facility and Security Agreement (incorporated herein by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on December 6, 2012, File No. 001-33866).

10.10.3	Letter Agreement with CNH Capital America, LLC dated February 15, 2013, amending the November 13, 2007 Amended and Restated Wholesale Floorplan Credit Facility and Security Agreement (incorporated herein by reference to Exhibit 10.49 of the registrant's Annual Report on Form 10-K filed with the Commission on April 10, 2013).

10.10.4	Amendment dated December 8, 2014 to the Amended and Restated Wholesale Floor Plan Credit Facility and Security Agreement dated November 13, 2007 by and between the registrant and CNH Industrial Capital America LLC (incorporated herein by reference to Exhibit 10.2 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on December 10, 2014).

10.10.5*	Letter Agreement, dated December 6, 2023, to the Amended and Restated Wholesale Floor Plan Credit Facility and Security Agreement and Inventory Finance Agreement, dated November 13, 2007 and December 17, 2018 respectively, by and between Titan Machinery Inc. and CNH Industrial Capital America LLC (incorporated herein by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q filed with the Commission on December 7, 2023).

10.10.6	Inventory Finance Agreement, dated December 17, 2018, between CNH Industrial Capital Australia Pty Limited and J.J. O'Connor & Sons Pty Ltd. (incorporated herein by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q filed with the Commission on December 7, 2023).

10.10.7	Third Amendment, dated January 31, 2023, to the Amended and Restated Third Revolving Credit Agreement dated November 13, 2007, by and between the registrant and CNH Industrial Capital America LLC (incorporated herein by reference to Exhibit 10.12.15 of the registrant's Annual Report on Form 10-K filed with the Commission on March 30, 2023).

No.	Description

10.10.8	Letter Agreement, dated December 2, 2024, to the Amended and Restated Wholesale Floor Plan Credit Facility and Security Agreement and Inventory Finance Agreement, dated November 13, 2007 and December 17, 2018 respectively, between CNH Industrial Capital America LLC and the registrant (incorporated herein by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q filed with the Commission on December 5, 2024).

10.10.9	Letter Agreement regarding the calculation of Consolidated Fixed Charge Coverage Ratio, dated December 2, 2024, between CNH Industrial Capital America LLC and the Company (incorporated herein by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed with the Commission on December 5, 2024).

10.10.10	Letter Agreement regarding the calculation of Consolidated Fixed Charge Coverage Ratio, dated January 31, 2025, between CNH Industrial Capital America LLC and the Company.

10.11	Fourth Amended and Restated Credit Agreement, dated as of May 17, 2024, by and among the registrant, Heartland Agriculture, LLC, Heartland Ag Kansas, LLC, and certain entities joined thereto as a U.S. Borrower, each as a U.S. Borrower, J.J. O’Connor & Sons Pty Ltd. and certain entities joined thereto as an Australian Borrower, each as an Australian Borrower, the financial institutions party thereto, as lenders, Bank of America, N.A., as Administrative Agent, Bank of America, N.A. and Wells Fargo Bank, National Association, as Joint Lead Arrangers, and Bank of America, N.A. and PNC Bank, National Association, as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed with the Commission on May 22, 2024).

10.11.1	Amendment No. 1 to Fourth Amended and Restated Credit Agreement, dated December 3, 2024, by and among the registrant, Heartland Agriculture, LLC, Heartland Ag Kansas, LLC, J.J. O’Connor & Sons Pty Ltd and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.3 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on December 5, 2024).

10.12#	Second Amended and Restated Titan Machinery Inc. 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Commission on June 4, 2024).

10.13#	Form of Titan Machinery Inc. Restricted Stock Agreement (for non-employee directors) under the Second Amended and Restated Titan Machinery Inc. 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 6, 2024).

10.14#	Form of Titan Machinery Inc. Restricted Stock Agreement under the Second Amended and Restated Titan Machinery Inc. 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 6, 2024).

10.15#	Form of Titan Machinery Inc. Restricted Stock Unit Agreement under the Second Amended and Restated Titan Machinery Inc. 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 6, 2024).

10.16#	Form of Director and Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.19 of the registrant's Annual Report on Form 10-K filed with the Commission on April 5, 2019).

10.17#	Titan Machinery Inc. Non-Employee Director Compensation Plan.

10.18#	Description of Titan Machinery Inc.’s Executive Cash Bonus Plan (incorporated herein by reference to Exhibit 10.34 of the registrant’s Annual Report on Form 10-K filed with the Commission on April 15, 2015).

19.1	Insider Trading Policy.

21.1*	Subsidiaries of Titan Machinery Inc.

23.1*	Consent of Deloitte & Touche LLP.

24.1*	Power of Attorney.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Clawback Policy, dated as of September 7, 2023 (incorporated herein by reference to Exhibit 97 of the registrant's Annual Report on Form 10-K filed with the Commission on April 3, 2024).

No.	Description
101*	The following materials from Titan Machinery Inc.'s Annual Report on Form 10-K for the year ended January 31, 2025 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of January 31, 2025 and 2024, (ii) the Consolidated Statements of Operations for the fiscal years ended January 31, 2025, 2024 and 2023, (iii) the Consolidated Statements of Comprehensive Income for the fiscal years ended January 31, 2025, 2024 and 2023, (iv) the Consolidated Statements of Stockholders' Equity for the fiscal years ended January 31, 2025, 2024 and 2023, (v) the Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2025, 2024 and 2023, and (vi) the Notes to the Consolidated Financial Statements.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________________________________________
*    Filed herewith
**    Furnished herewith.
#    Indicates management contract or compensatory plan or arrangement.
ITEM 16.    FORM 10-K SUMMARY
    Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: April 7, 2025
TITAN MACHINERY INC.

By	/s/BRYAN KNUTSON	By	/s/ ROBERT LARSEN
	Bryan Knutson, President and Chief Executive Officer		Robert Larsen, Chief Financial Officer
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ BRYAN KNUTSON	President, Chief Executive Officer (principal executive officer) and Director	April 7, 2025
Bryan Knutson

/s/ ROBERT LARSEN	Chief Financial Officer (principal financial officer and principal accounting officer)	April 7, 2025
Robert Larsen

*	Chairman of the Board of Directors	April 7, 2025
David J. Meyer

*	Director
Frank Anglin III		April 7, 2025

*	Director
Tony Christianson		April 7, 2025

*	Director
Stan Erickson		April 7, 2025

*	Director
Christine Hamilton		April 7, 2025

*	Director
Jody Horner		April 7, 2025

*	Director
Richard Lewis		April 7, 2025

*	Director
Richard Mack		April 7, 2025

*By	/s/ ROBERT LARSEN
Robert Larsen, Attorney-in-Fact