Form 10-Q
period 2025-04-30
Titan Machinery Inc.
filed 2025-06-05
CIK 1409171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2025
OR

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

As of June 2, 2025, 23,084,569 shares of Common Stock, $0.00001 par value, of the registrant were outstanding.

TITAN MACHINERY INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)

	April 30, 2025	January 31, 2025

Assets
Current Assets
Cash	$21,514	$35,898
Receivables, net of allowance for expected credit losses	124,007	119,814
Inventories, net	1,099,394	1,108,672
Prepaid expenses and other	27,903	28,244
Total current assets	1,272,818	1,292,628
Noncurrent Assets
Property and equipment, net of accumulated depreciation	376,917	379,690
Operating lease assets	29,222	27,935
Deferred income taxes	7,664	2,552
Goodwill	61,608	61,246
Intangible assets, net of accumulated amortization	48,300	48,306
Other	1,158	1,581
Total noncurrent assets	524,869	521,310
Total Assets	$1,797,687	$1,813,938

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$49,268	$37,166
Floorplan payable	769,613	755,698
Current maturities of long-term debt	11,354	10,920
Current operating lease liabilities	5,879	5,747
Deferred revenue	57,829	91,933
Accrued expenses and other	61,975	59,492
Total current liabilities	955,918	960,956
Long-Term Liabilities
Long-term debt, less current maturities	153,900	157,767
Operating lease liabilities	26,586	25,588
Finance lease liabilities	44,279	44,894
Deferred income taxes	8,959	8,818
Other long-term liabilities	2,601	1,838
Total long-term liabilities	236,325	238,905
Commitments and Contingencies
Stockholders' Equity
Common stock, par value $.00001 per share, 45,000,000 shares authorized; 23,085,586 shares issued and outstanding at April 30, 2025; 23,124,768 shares issued and outstanding at January 31, 2025	—	—
Additional paid-in-capital	263,007	262,097
Retained earnings	347,110	360,314
Accumulated other comprehensive income	(4,673)	(8,334)
Total stockholders' equity	605,444	614,077
Total Liabilities and Stockholders' Equity	$1,797,687	$1,813,938
 See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended April 30,
	2025	2024
Revenue
Equipment	$436,840	$468,089
Parts	105,629	108,226
Service	44,017	45,079
Rental and other	7,850	7,309
Total Revenue	594,336	628,703
Cost of Revenue
Equipment	407,349	412,239
Parts	73,080	73,151
Service	16,609	16,776
Rental and other	6,363	4,782
Total Cost of Revenue	503,401	506,948
Gross Profit	90,935	121,755
Operating Expenses	96,404	99,158
Impairment of Intangible and Long-Lived Assets	266	—
(Loss) Income from Operations	(5,735)	22,597
Other Income (Expense)
Interest and other (expense) income	(488)	(288)
Floorplan interest expense	(6,526)	(7,064)
Other interest expense	(4,533)	(2,459)
(Loss) Income Before Income Taxes	(17,282)	12,786
(Benefit) Provision for Income Taxes	(4,078)	3,345
Net (Loss) Income	$(13,204)	$9,441

(Loss) Earnings per Share:
Basic	$(0.58)	$0.41
Diluted	$(0.58)	$0.41

Weighted Average Common Shares:
Basic	22,669	22,542
Diluted	22,669	22,546
 See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended April 30,
	2025	2024
Net (Loss) Income	$(13,204)	$9,441
Other Comprehensive (Loss) Income
Foreign currency translation adjustments	3,661	(4,525)
Comprehensive (Loss) Income	$(9,543)	$4,916
 See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares Outstanding	Amount
Balance at January 31, 2025	23,125	$—	$262,097	$360,314	$(8,334)	$614,077
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	(39)	—	(681)	—	—	(681)
Stock-based compensation expense	—	—	1,591	—	—	1,591
Net loss	—	—	—	(13,204)	—	(13,204)
Other comprehensive income	—	—	—	—	3,661	3,661
Balance at April 30, 2025	23,086	$—	$263,007	$347,110	$(4,673)	$605,444

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares Outstanding	Amount
Balance at January 31, 2024	22,848	$—	$258,657	$397,225	$1,760	$657,642
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	(30)	—	(794)	—	—	(794)
Stock-based compensation expense	—	—	837	—	—	837
Net income	—	—	—	9,441	—	9,441
Other comprehensive loss	—	—	—	—	(4,525)	(4,525)
Balance at April 30, 2024	22,818	$—	$258,700	$406,666	$(2,765)	$662,601
See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended April 30,
	2025	2024
Operating Activities
Net (loss) income	$(13,204)	$9,441
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	8,915	8,715
Impairment	266	—
Deferred income taxes	(5,080)	(379)
Stock-based compensation expense	1,591	837
Noncash interest expense	244	88
Noncash lease expense	1,027	2,374
Other, net	(1,022)	1,393
Changes in assets and liabilities, net of effects of acquisitions
Receivables	(3,828)	20,115
Prepaid expenses and other assets	(357)	6,815
Inventories	16,428	(137,760)
Manufacturer floorplan payable	18,721	92,084
Deferred revenue	(34,375)	(30,670)
Accounts payable, accrued expenses and other and other long-term liabilities	16,869	(5,407)
Net Cash Provided by (Used for) Operating Activities	6,195	(32,354)
Investing Activities
Rental fleet purchases	—	(2,968)
Property and equipment purchases (excluding rental fleet)	(7,988)	(10,757)
Proceeds from sale of property and equipment	2,432	950
Acquisition consideration, net of cash acquired	—	(260)
Other, net	322	131
Net Cash Used for Investing Activities	(5,234)	(12,904)
Financing Activities
Net change in non-manufacturer floorplan payable	(9,146)	46,442
Proceeds from long-term debt borrowings	1,318	—
Principal payments on long-term debt and finance leases	(7,253)	(2,567)
Other, net	(700)	(794)
Net Cash (Used for) Provided by Financing Activities	(15,781)	43,081
Effect of Exchange Rate Changes on Cash	436	(205)
Net Change in Cash	(14,384)	(2,382)
Cash at Beginning of Period	35,898	38,066
Cash at End of Period	$21,514	$35,684
Supplemental Disclosures of Cash Flow Information
Cash paid during the period
Income taxes, net of refunds	$578	$1,043
Interest	$10,843	$9,458
Supplemental Disclosures of Noncash Investing and Financing Activities
Net property and equipment financed with long-term debt, finance leases, accounts payable and accrued liabilities	$(1,680)	$508
Net transfer of assets to property and equipment from inventories	$416	$(746)
See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 - BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The quarterly operating results for Titan Machinery Inc. (the “Company”) are subject to fluctuation due to varying weather patterns and other factors influencing customer profitability, which may impact the timing and amount of equipment purchases, rentals, and after-sales parts and service purchases by the Company’s agriculture, construction and international customers. Therefore, operating results for the three-months ended April 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2026. The information contained in the consolidated balance sheet as of January 31, 2025 was derived from the audited consolidated financial statements of the Company for the fiscal year then ended. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025 as filed with the SEC.
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
Recently issued accounting pronouncements not yet adopted
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires additional income tax disclosures in the rate reconciliation table for federal, state and foreign income taxes, in addition to more details about the reconciling items in some categories when items meet a certain quantitative threshold. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 with early adoption permitted. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated statements.
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

In May 2025, the FASB issued ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (“VIE”), which provides clarifying guidance on determining the accounting acquirer in certain transactions involving VIEs. The update aims to improve consistency and comparability in financial reporting. The guidance will be effective for annual periods beginning after December 15, 2026, including interim periods within those annual periods. Early adoption is permitted. Upon adoption, the guidance will be applied prospectively. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated statements.
NOTE 2 - EARNINGS PER SHARE
The following table sets forth the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended April 30,
	2025	2024
	(in thousands, except per share data)
Numerator:
Net (loss) income	$(13,204)	$9,441
Allocation to participating securities	—	(123)
Net (loss) income attributable to Titan Machinery Inc. common stockholders	$(13,204)	$9,318
Denominator:
Basic weighted-average common shares outstanding	22,669	22,542
Plus: incremental shares from vesting of restricted stock units	—	4
Diluted weighted-average common shares outstanding	22,669	22,546

(Loss) Earnings Per Share:
Basic	$(0.58)	$0.41
Diluted	$(0.58)	$0.41

Anti-dilutive shares excluded from diluted weighted-average common shares outstanding:
Restricted stock units	10	—

NOTE 3 - REVENUE
Revenue is recognized when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration we expect to collect in exchange for those goods or services. Sales, value added and other taxes collected from our customers concurrent with our revenue activities are excluded from revenue.
The following tables present our revenue disaggregated by revenue source and segment:

	Three Months Ended April 30, 2025
	Agriculture	Construction	Europe	Australia	Total
	(in thousands)
Equipment	$277,765	$46,684	$77,278	$35,113	$436,840
Parts	73,033	12,683	13,372	6,541	105,629
Service	32,419	6,790	2,625	2,183	44,017
Other	919	294	417	126	1,756
Revenue from contracts with customers	384,136	66,451	93,692	43,963	588,242
Rental	250	5,678	166	—	6,094
Total revenue	$384,386	$72,129	$93,858	$43,963	$594,336

	Three Months Ended April 30, 2024
	Agriculture	Construction	Europe	Australia	Total
	(in thousands)
Equipment	$338,713	$47,095	$47,499	$34,782	$468,089
Parts	74,965	11,830	14,524	6,907	108,226
Service	32,943	6,800	2,757	2,579	45,079
Other	875	316	153	151	1,495
Revenue from contracts with customers	447,496	66,041	64,933	44,419	622,889
Rental	191	5,451	172	—	5,814
Total revenue	$447,687	$71,492	$65,105	$44,419	$628,703

Unbilled Receivables and Deferred Revenue
Unbilled receivables from contracts with customers amounted to $31.1 million and $24.6 million as of April 30, 2025 and January 31, 2025, respectively. This increase in unbilled receivables is primarily the result of a seasonal increase in the volume of our service transactions in which we recognize revenue as our work is performed and prior to customer invoicing.
Deferred revenue from contracts with customers amounted to $57.6 million and $91.7 million as of April 30, 2025 and January 31, 2025, respectively. Our deferred revenue most often increases in the fourth quarter of each fiscal year due to a higher level of customer down payments or prepayments and longer time periods between customer payment and delivery of the equipment asset, and the related recognition of equipment revenue, prior to its seasonal use. During the three months ended April 30, 2025 and 2024, the Company recognized $61.6 million and $76.7 million, respectively, of revenue that was included in the deferred revenue balance as of January 31, 2025 and January 31, 2024, respectively. No material amount of revenue was recognized during the three months ended April 30, 2025 or 2024 from performance obligations satisfied in previous periods.
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

	April 30, 2025	January 31, 2025
	(in thousands)
Trade and unbilled receivables from contracts with customers
Trade receivables due from customers	$60,142	$49,777
Unbilled receivables	31,063	24,584
Less allowance for expected credit losses	(2,159)	(1,994)
	89,046	72,367

Short-term receivables due from finance companies	18,640	16,793

Trade and unbilled receivables from rental contracts
Trade receivables	3,630	4,015
Unbilled receivables	743	580
Less allowance for expected credit losses	(599)	(578)
	3,774	4,017
Other receivables
Due from manufacturers	11,890	25,692
Other	657	945
	12,547	26,637
Receivables, net of allowance for expected credit losses	$124,007	$119,814
Following is a summary of allowance for credit losses on trade and unbilled accounts receivable by segment:

	Agriculture	Construction	Europe	Australia	Total
	(in thousands)
Balance at January 31, 2025	$605	$209	$1,132	48	$1,994
Current expected credit loss provision	4	(15)	182	10	181
Write-offs charged against allowance	(30)	(53)	—	—	(83)
Credit loss recoveries collected	2	6	—	—	8
Foreign exchange impact	—	—	58	1	59
Balance at April 30, 2025	$581	$147	$1,372	$59	$2,159

	Agriculture	Construction	Europe	Australia	Total
	(in thousands)
Balance at January 31, 2024	$164	$177	$2,638	59	$3,038
Current expected credit loss provision	51	64	121	37	273
Write-offs charged against allowance	(17)	(22)	(5)	—	(44)
Credit loss recoveries collected	—	2	—	—	2
Foreign exchange impact	—	—	(10)	(6)	(16)
Balance at April 30, 2024	$198	$221	$2,744	$90	$3,253

The following table presents impairment losses (recoveries) on receivables arising from sales contracts with customers and receivables arising from rental contracts reflected in Operating Expenses in the Condensed Consolidated Statements of Operations:

	Three Months Ended April 30,
	2025	2024
	(in thousands)
Impairment losses (recoveries) on:
Receivables from sales contracts	$181	$274
Receivables from rental contracts	28	115
	$209	$389
NOTE 5 - INVENTORIES

	April 30, 2025	January 31, 2025
	(in thousands)
New equipment	$610,977	$611,916
Used equipment	302,277	313,867
Parts and attachments	180,922	177,719
Work in process	5,218	5,170
	$1,099,394	$1,108,672
NOTE 6 - PROPERTY AND EQUIPMENT

	April 30, 2025	January 31, 2025
	(in thousands)
Rental fleet equipment	$74,916	$76,447
Machinery and equipment	38,239	38,306
Vehicles	118,574	114,402
Furniture and fixtures	30,302	29,840
Land, buildings, and leasehold improvements	290,034	288,761
	552,065	547,756
Less accumulated depreciation	(175,148)	(168,066)
	$376,917	$379,690
The Company includes depreciation expense related to its rental fleet and its trucking fleet for hauling equipment in Cost of Revenue, which was $1.9 million for the three months ended April 30, 2025 and 2024. All other depreciation expense is included in Operating Expenses, which was $6.1 million and $6.0 million for the three months ended April 30, 2025 and 2024, respectively.

NOTE 7 - INTANGIBLE ASSETS AND GOODWILL
Finite-Lived Intangible Assets
The Company's finite-lived intangible assets consist of customer relationships and covenants not to compete. The following is a summary of intangible assets with finite lives as of April 30, 2025 and January 31, 2025:

	April 30, 2025			January 31, 2025
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)			(in thousands)
Covenants not to compete	975	(518)	457	1,125	(642)	483
Customer relationships	$11,110	$(2,545)	$8,565	$11,137	$(2,278)	$8,859
	$12,085	$(3,063)	$9,022	$12,262	$(2,920)	$9,342
Total expense related to the amortization of intangible assets, which is recorded in Operating Expenses in the Condensed Consolidated Statements of Operations, was $0.5 million for the three months ended April 30, 2025 and 2024.
Future amortization expense, as of April 30, 2025, is expected to be as follows:
Fiscal Year Ending January 31,

Amount
(in thousands)
2026 (remainder)	$1,294
2027	1,765
2028	1,698
2029	1,578
2030	1,539
Thereafter	1,148
$9,022
Indefinite-Lived Intangible Assets
The Company's indefinite-lived intangible assets consist of distribution rights assets. The following is a summary of the changes in indefinite-lived intangible assets, by segment, for the three months ended April 30, 2025:

	Agriculture	Construction	Australia	Total
	(in thousands)
January 31, 2025	$18,154	$72	$20,738	$38,964
Foreign currency translation	—	—	314	314
April 30, 2025	$18,154	$72	$21,052	$39,278
Goodwill
The following presents changes in the carrying amount of goodwill, by segment, for the three months ended April 30, 2025:

	Agriculture	Australia	Total
	(in thousands)
January 31, 2025	$37,820	$23,426	$61,246
Foreign currency translation	—	362	362
April 30, 2025	$37,820	$23,788	$61,608

NOTE 8 - FLOORPLAN PAYABLE/LINES OF CREDIT
As of April 30, 2025, the Company had floorplan and working capital lines of credit totaling $1.5 billion, which is primarily comprised of three floorplan lines of credit: (i) $875.0 million credit facility with CNH Industrial N.V. (“CNH”), (ii) $390.0 million floorplan line of credit and $110.0 million working capital line of credit under its credit agreement with a syndicate of banks “Bank Syndicate Agreement”), and (iii) $80.0 million credit facility with DLL Finance LLC (“DLL Finance”).
The Company's outstanding balances of floorplan lines of credit as of April 30, 2025 and January 31, 2025, consisted of the following:

	April 30, 2025	January 31, 2025
	(in thousands)
CNH	$536,820	$520,927
Bank Syndicate Agreement Floorplan Loan	119,682	127,154
DLL Finance	48,680	37,859
Other outstanding balances with manufacturers and non-manufacturers	64,431	69,758
	$769,613	$755,698
As of April 30, 2025, the interest-bearing floorplan payables carried a variable interest rate with a range of 3.95% to 7.45% compared to a range of 4.06% to 9.15% as of January 31, 2025. The Company had non-interest-bearing floorplan payables of $321.7 million and $302.4 million, as of April 30, 2025 and January 31, 2025, respectively.
NOTE 9 - LONG TERM DEBT
The following is a summary of the Company's long-term debt as of April 30, 2025 and January 31, 2025:

Description	Maturity Dates	Interest Rates	April 30, 2025	January 31, 2025
			(in thousands)
Mortgage loans, secured	Various through May 2039	2.1% to 7.3%	$126,022	$129,604
Sale-leaseback financing obligations	December 2028 to December 2030	6.1% to 6.2%	9,745	9,804
Vehicle loans, secured	Various through February 2031	2.1% to 7.6%	27,515	27,198
Other	Various through September 2029	2.4% to 7.4%	1,972	2,081
Total debt			165,254	168,687
Less: current maturities			(11,354)	(10,920)
Long-term debt, net			$153,900	$157,767
NOTE 10 - DERIVATIVE INSTRUMENTS
The Company holds derivative instruments for the purpose of minimizing exposure to fluctuations in foreign currency exchange rates to which the Company is exposed in the normal course of its operations.
From time to time, the Company uses foreign currency forward contracts to hedge the effects of fluctuations in exchange rates on outstanding intercompany loans. The Company does not formally designate and document such derivative instruments as hedging instruments; however, the instruments are an effective economic hedge of the underlying foreign currency exposure. Both the gain or loss on the derivative instrument and the offsetting gain or loss on the underlying intercompany loan are recognized in earnings immediately, thereby eliminating or reducing the impact of foreign currency exchange rate fluctuations on net income. The Company's foreign currency forward contracts generally have one-month to three-month maturities. The notional value of outstanding foreign currency contracts was $34.9 million and $46.1 million as of April 30, 2025 and January 31, 2025, respectively.
As of April 30, 2025 and January 31, 2025, the fair value of the Company's outstanding derivative instruments was not material. Derivative instruments recognized as assets are recorded in Prepaid expenses and other in the Condensed Consolidated Balance Sheets, and derivative instruments recognized as liabilities are recorded in Accrued expenses and other in the Condensed Consolidated Balance Sheets.
The following table sets forth the gains and losses recognized in income from the Company’s derivative instruments for the three months ended April 30, 2025 and 2024. Gains and losses are recognized in Interest and other income (expense) in the Condensed Consolidated Statements of Operations:

	Three Months Ended April 30,
	2025	2024
	(in thousands)
Foreign currency contract (loss) gain	$(2,046)	$153
NOTE 11 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following is a summary of the changes in accumulated other comprehensive income (loss), by component, for the three month periods ended April 30, 2025 and 2024:

	Foreign Currency Translation Adjustment	Net Investment Hedging Gain	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, January 31, 2025	$(11,045)	$2,711	$(8,334)
Other comprehensive income	3,661	—	3,661
Balance, April 30, 2025	(7,384)	2,711	(4,673)

	Foreign Currency Translation Adjustment	Net Investment Hedging Gain	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, January 31, 2024	$(951)	$2,711	$1,760
Other comprehensive loss	(4,525)	—	(4,525)
Balance, April 30, 2024	(5,476)	2,711	(2,765)
NOTE 12 - LEASES
As Lessor
Revenue generated from leasing activities is disclosed, by segment, in Note 3 - Revenue. The following is the balance of our dedicated rental fleet assets, included in Property and equipment, net of accumulated depreciation in the Condensed Consolidated Balance Sheets, of our Construction segment as of April 30, 2025 and January 31, 2025:

	April 30, 2025	January 31, 2025
	(in thousands)
Rental fleet equipment	$74,916	$76,447
Less accumulated depreciation	(26,831)	(26,327)
	$48,085	$50,120

NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS
As of April 30, 2025, the fair value of the Company's foreign currency contracts, which are either assets or liabilities measured at fair value on a recurring basis, was not material. These foreign currency contracts were valued using a discounted cash flow analysis, which is an income approach, utilizing readily observable market data as inputs, which is classified as a Level 2 fair value measurement.
The Company also has financial instruments that are not recorded at fair value in the Condensed Consolidated Balance Sheets, including cash, receivables, payables and long-term debt. The carrying amounts of these financial instruments approximated their fair values as of April 30, 2025 and January 31, 2025. The fair value of these financial instruments was estimated based on Level 2 fair value inputs. The estimated fair value of the Company's Level 2 long-term debt, which is provided for disclosure purposes only, is as follows:

	April 30, 2025	January 31, 2025
	(in thousands)
Carrying amount	$155,509	$158,883
Fair value	$143,432	$145,010
NOTE 14 - INCOME TAXES
Our effective tax rate was 23.6% and 26.2% for the three months ended April 30, 2025 and 2024, respectively. The effective tax rate for the three months ended April 30, 2025 and 2024, is subject to variation of the impact of certain discrete items, mainly the vesting of share-based compensation, the mix of domestic and foreign income and the impact of the recognition of valuation allowance on our foreign deferred tax assets.
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

NOTE 17 - BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION
The Company has four reportable segments: Agriculture, Construction, Europe and Australia. Revenue between segments is immaterial. The Company retains various unallocated income/(expense) items and assets at the general corporate level, which the Company refers to as “Shared Resources” in the table below. Shared Resources assets primarily consist of cash and property and equipment.
Net sales and long-lived assets by geographic area were as follows:

	Revenue
	Three Months Ended April 30,
	2025	2024
	(in thousands)
United States	$456,515	$519,179
Australia	43,963	44,419
Other international countries	93,858	65,105
	$594,336	$628,703

	Long-lived assets
	April 30, 2025	January 31, 2025
	(in thousands)
United States	$359,899	$363,672
Australia	26,327	24,512
Other international countries	20,602	20,323
	$406,828	$408,507

Certain financial information for each of the Company's business segments is set forth below.

	Three Months Ended April 30, 2025
	(in thousands)
	Agriculture	Construction	Europe	Australia	Total
Revenue
Equipment	$277,765	$46,684	$77,278	$35,113	$436,840
Parts	73,033	12,683	13,372	6,541	105,629
Service	32,419	6,790	2,625	2,183	44,017
Rental and other	1,169	5,972	583	126	7,850
	$384,386	$72,129	$93,858	$43,963	$594,336
Cost of Revenue
Equipment	$268,602	$43,040	$64,630	$31,078
Parts	49,287	9,195	10,117	4,481
Service	12,119	2,269	1,467	754
Rental and other	1,497	4,247	360	258
Operating expense	59,548	15,157	11,208	7,115
Impairment charge (1)	266	—	—	—
Floorplan interest expense	3,865	1,186	764	569
Other segment expense (income), net (2)	1,979	1,215	602	269
Segment (loss) income before taxes	$(12,777)	$(4,180)	$4,710	$(561)	$(12,808)
Shared resources unallocated expense					(4,474)
Loss before taxes					$(17,282)

Depreciation and amortization	$4,270	$2,243	$831	$829
Capital expenditures	$2,236	$867	$602	$374	$4,079
Shared Resources Assets Capital expenditures					3,909
Total Capital expenditures					$7,988
(1) Impairment charge related to long-lived assets.
(2) Balance consists of other interest income (expense) and foreign currency.

	Three Months Ended April 30, 2024
	(in thousands)
	Agriculture	Construction	Europe	Australia	Total
Revenue
Equipment	$338,713	$47,095	$47,499	$34,782	$468,089
Parts	74,965	11,830	14,524	6,907	108,226
Service	32,943	6,800	2,757	2,579	45,079
Rental and other	1,066	5,767	325	151	7,309
	$447,687	$71,492	$65,105	$44,419	$628,703
Cost of Revenue
Equipment	$301,668	$39,957	$39,667	$30,947
Parts	50,026	8,090	10,377	4,658
Service	12,287	2,095	1,540	855
Rental and other	868	3,531	159	223
Operating expense	64,744	15,621	10,605	7,290
Floorplan interest expense	5,113	1,259	1,000	509
Other segment expense (income), net (1)	(64)	671	407	423
Segment income (loss) before taxes	$13,045	$268	$1,350	$(486)	$14,177
Shared resources unallocated expense					(1,391)
Income before taxes					$12,786

Depreciation and amortization	$3,249	$2,106	$810	$912
Capital expenditures	$2,302	$115	$840	$1,462	$4,719
Shared Resources Assets Capital expenditures					6,038
Total Capital Expenditures					$10,757
(1) Balance consists of other interest income (expense) and foreign currency.

	Total Assets
	April 30, 2025	January 31, 2025
	(in thousands)
Agriculture	$1,052,399	$1,060,180
Construction	248,516	252,471
Europe	249,681	248,282
Australia	194,335	192,331
Shared Resources Assets (1)	$52,756	$60,674
	$1,797,687	$1,813,938
(1) Agriculture and Construction cash balances are held at Shared Resources.

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim unaudited Condensed Consolidated Financial Statements and related notes included in Item 1 of Part I of this Quarterly Report, and the audited consolidated financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025.
Overview
We own and operate a network of full service agricultural and construction equipment stores in the United States, Australia, and Europe. Based upon information provided to us by CNH, we are the largest retail dealer of CaseIH Agriculture equipment in the world, one of the largest retail dealers of Case Construction equipment in North America and one of the largest retail dealers of New Holland Agriculture and New Holland Construction equipment in the United States. We operate our business through four reportable segments: Agriculture, Construction, Europe and Australia. Within each segment, we have four principal sources of revenue: new and used equipment sales, parts sales, service, and equipment rental and other activities.
Demand for agricultural equipment and, to a lesser extent, parts and service support, is impacted by agricultural commodity prices and net farm income. Based upon February 2025 U.S. Department of Agriculture publications, calendar year 2024 net farm income is estimated to have decreased by 23.6% compared to 2022.
The U.S. federal government recently imposed significant tariffs on imports from a broad range of countries. In response, some countries have enacted or are expected to enact retaliatory tariffs on U.S. exports.
Although the overall impact of these trade measures remains uncertain, we recognize the possibility of increases in the wholesale prices that we pay for our equipment and parts inventory. These higher wholesale prices could compress our margins if we are unable to fully pass on these cost increases to our retail customers. Additionally, retaliatory tariffs may negatively affect U.S. agricultural exports, which could have downstream effects on our core customer base in the farming sector. Some analysts have also cautioned that prolonged disruptions to global trade could increase the risk of broader macroeconomic challenges, including the possibility of a recession.
For the first quarter of fiscal 2026, our net loss was $13.2 million, or $0.58 per diluted share, compared to a fiscal 2025 first quarter net income of $9.4 million, or $0.41 per diluted share. Significant factors impacting the quarterly comparisons were:
•Revenue in the first quarter of fiscal 2026 decreased by 5.5% compared to the first quarter of fiscal 2025. The revenue decrease was led by softening of demand for equipment purchases due to the expected decline of net farm income this growing season.
•Gross profit margin decreased to 15.3% for the first quarter of fiscal 2026, as compared to 19.4% for the first quarter of fiscal 2025. The decrease in gross profit margin is due to lower equipment margins, driven by softer retail demand and elevated inventory levels across the industry.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are included in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended January 31, 2025. There have been no changes in our critical accounting policies and estimates since January 31, 2025.
Key Financial Metrics
In addition to tracking our sales and expenses to evaluate our operational performance, we also monitor the following key financial metrics. The results of some of these metrics are discussed further throughout this Item 2.
Absorption
Absorption is an industry term that refers to the percentage of an equipment dealer's operating expense covered by the combined gross profit from parts, service and rental fleet activity. We calculate absorption by dividing our gross profit from sales of parts, service and rental fleet by our operating expenses, less commission expense on equipment sales, plus interest expense on rental fleet debt. This calculation of absorption does not include floorplan interest expense. We believe that absorption is an important management metric because during economic down cycles our customers tend to postpone new and used equipment purchases while continuing to run, maintain and repair their existing equipment. Thus, operating at a high absorption rate enables us to operate profitably throughout economic down cycles.

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
Results of Operations
The results presented below include the operating results of each acquisition made during these periods, from the date of acquisition, as well as the operating results of any stores closed or divested during these periods, up to the date of the store closure. The period-to-period comparisons included below are not necessarily indicative of future results. Segment information is provided later in the discussion and analysis of our results of operations. Additional information regarding our segments is included in Note 17, Business Segment and Geographic Information, in Item 1.
Comparative financial data for each of our four sources of revenue are expressed below.

	Three Months Ended April 30,
	2025	2024
	(dollars in thousands)
Equipment
Revenue	$436,840	$468,089
Cost of revenue	407,349	412,239
Gross profit	$29,491	$55,850
Gross profit margin	6.8%	11.9%
Parts
Revenue	$105,629	$108,226
Cost of revenue	73,080	73,151
Gross profit	$32,549	$35,075
Gross profit margin	30.8%	32.4%
Service
Revenue	$44,017	$45,079
Cost of revenue	16,609	16,776
Gross profit	$27,408	$28,303
Gross profit margin	62.3%	62.8%
Rental and other
Revenue	$7,850	$7,309
Cost of revenue	6,363	4,782
Gross profit	$1,487	$2,527
Gross profit margin	18.9%	34.6%

The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended April 30,
	2025	2024
Revenue
Equipment	73.5%	74.5%
Parts	17.8%	17.2%
Service	7.4%	7.2%
Rental and other	1.3%	1.1%
Total Revenue	100.0%	100.0%
Total Cost of Revenue	84.7%	80.6%
Gross Profit Margin	15.3%	19.4%
Operating Expenses	16.2%	15.8%
(Loss) Income from Operations	(1.0)%	3.6%
Other Expense	(1.9)%	(1.6)%
(Loss) Income Before Income Taxes	(2.9)%	2.0%
(Benefit) Provision for Income Taxes	(0.7)%	0.5%
Net (Loss) Income	(2.2)%	1.5%
Three Months Ended April 30, 2025 Compared to Three Months Ended April 30, 2024
Consolidated Results
Revenue

	Three Months Ended April 30,		Increase/	Percent
	2025	2024	(Decrease)	Change
	(dollars in thousands)
Equipment	$436,840	$468,089	$(31,249)	(6.7)%
Parts	105,629	108,226	(2,597)	(2.4)%
Service	44,017	45,079	(1,062)	(2.4)%
Rental and other	7,850	7,309	541	7.4%
Total Revenue	$594,336	$628,703	$(34,367)	(5.5)%
Total revenue for the first quarter of fiscal 2026 declined by 5.5% or $34.4 million compared to the first quarter of fiscal 2025 primarily due to challenging industry conditions such as decreases in agricultural commodity prices and projected net farm income which have a negative effect on customer sentiment. Further, February 2025 U.S. Department of Agriculture publications estimated calendar year 2024 net farm income to have decreased by 23.6% compared to 2022.

	Three Months Ended April 30,		Increase/	Percent
	2025	2024	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$29,491	$55,850	$(26,359)	(47.2)%
Parts	32,549	35,075	(2,526)	(7.2)%
Service	27,408	28,303	(895)	(3.2)%
Rental and other	1,487	2,527	(1,040)	(41.2)%
Total Gross Profit	$90,935	$121,755	$(30,820)	(25.3)%
Gross Profit Margin
Equipment	6.8%	11.9%	(5.1)%	(42.9)%
Parts	30.8%	32.4%	(1.6)%	(4.9)%
Service	62.3%	62.8%	(0.5)%	(0.8)%
Rental and other	18.9%	34.6%	(15.7)%	(45.4)%
Total Gross Profit Margin	15.3%	19.4%	(4.1)%	(21.1)%
Gross Profit Mix
Equipment	32.4%	45.9%	(13.5)%	(29.4)%
Parts	35.8%	28.8%	7.0%	24.3%
Service	30.1%	23.2%	6.9%	29.7%
Rental and other	1.7%	2.1%	(0.4)%	(19.0)%
Total Gross Profit Mix	100.0%	100.0%
Gross profit for the first quarter of fiscal 2026 decreased 25.3% or $30.8 million, as compared to the same period last year. Gross profit margin declined to 15.3% in the current quarter from 19.4% in the prior year quarter. The decrease in gross profit margin was primarily due to lower equipment margins, driven by softer retail demand and the Company's initiatives to manage inventory to targeted levels.
Our Company-wide absorption rate decreased to 75.5% for the first quarter of fiscal 2026 compared to 77.1% during the same period last year. The decrease in our absorption rate was primarily due to lower gross profit in the first quarter of fiscal 2026 compared to the same period last year.
Operating Expenses

	Three Months Ended April 30,		Increase/	Percent
	2025	2024	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$96,404	$99,158	$(2,754)	(2.8)%
Operating Expenses as a Percentage of Revenue	16.2%	15.8%	0.4%	2.5%
Our operating expenses in the first quarter of fiscal 2026 decreased 2.8% as compared to the first quarter of fiscal 2025. The decrease was primarily driven by lower variable expenses associated with the year-over-year decline in revenue and profitability. Operating expenses as a percentage of revenue increased to 16.2% in the first quarter of fiscal 2026 from 15.8% in the first quarter of fiscal 2025.

Impairment Charges

	Three Months Ended April 30,		Increase/	Percent
	2025	2024	(Decrease)	Change
	(dollars in thousands)
Impairment of Intangible and Long-Lived Assets	$266	$—	n/m	n/m
*n/m - not meaningful
In the first quarter of fiscal 2026, we recognized $0.3 million in impairment expense related to other intangible and long-lived assets in our Agriculture segment.
Other Income (Expense)

	Three Months Ended April 30,		Increase/	Percent
	2025	2024	(Decrease)	Change
	(dollars in thousands)
Interest and other income (expense)	$(488)	$(288)	$200	69.4%
Floorplan interest expense	$(6,526)	$(7,064)	$(538)	(7.6)%
Other interest expense	$(4,533)	$(2,459)	$2,074	84.3%
The decrease in floorplan interest expense for the first quarter of fiscal 2026 as compared to the first quarter of fiscal 2025 was primarily due to a lower level of interest-bearing inventory. The increase in other interest expense in the first quarter of fiscal 2026 is the result of an increased amount of long-term debt outstanding resulting from the Company's acquisition of previously leased facilities in fiscal 2025 as well as an increase in facilities being financed with finance leases.
(Benefit) Provision for Income Taxes

	Three Months Ended April 30,		Increase/	Percent
	2025	2024	(Decrease)	Change
	(dollars in thousands)
(Benefit) Provision for Income Taxes	$(4,078)	$3,345	$(7,423)	(221.9)%
Our effective tax rate was 23.6% and 26.2% for the three months ended April 30, 2025 and 2024, respectively. The effective tax rate for the three months ended April 30, 2025 and 2024, is subject to variation of the impact of certain discrete items, mainly the vesting of share-based compensation, the mix of domestic and foreign income and the impact of the recognition of valuation allowance on our foreign deferred tax assets.

Segment Results
Certain financial information for our Agriculture, Construction, Europe and Australia business segments is presented below. “Shared Resources” in the table below refers to the various unallocated income/(expense) items that we have retained at the general corporate level. Revenue between segments is immaterial.

	Three Months Ended April 30,		Increase/	Percent
	2025	2024	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$384,386	$447,687	$(63,301)	(14.1)%
Construction	72,129	71,492	637	0.9%
Europe	93,858	65,105	28,753	44.2%
Australia	43,963	44,419	(456)	(1.0)%
Total	$594,336	$628,703	$(34,367)	(5.5)%

(Loss) Income Before Income Taxes
Agriculture	$(12,777)	$13,045	$(25,822)	n/m
Construction	(4,180)	268	(4,448)	n/m
Europe	4,710	1,350	3,360	248.9%
Australia	(561)	(486)	(75)	(15.4)%
Segment (Loss) Income Before Income Taxes	(12,808)	14,177	(26,985)	n/m
Shared Resources	(4,474)	(1,391)	(3,083)	(221.6)%
Total	$(17,282)	$12,786	$(30,068)	n/m
*n/m - not meaningful
Agriculture
Agriculture segment revenue for the first quarter of fiscal 2026 decreased 14.1% compared to the first quarter of fiscal 2025, primarily driven by a decrease in equipment revenue, which resulted from challenging industry conditions, such as decreases in agricultural commodity prices and projected net farm income, which negatively affected customer sentiment in the first quarter of fiscal 2026, as compared to the same period in the prior year. Changes in actual or anticipated net farm income generally have a direct correlation with the retail demand for equipment.
Agriculture segment loss before income taxes for the first quarter of fiscal 2026 was $12.8 million compared to income of $13.0 million before income taxes for the first quarter of fiscal 2025. The decrease in gross profit is primarily due to lower sales, which is being driven by softening demand, and lower equipment margins.
Construction
Construction segment revenue for the first quarter of fiscal 2026 increased 0.9% compared to the first quarter of fiscal 2025.
Our Construction segment loss before income taxes was $4.2 million for the first quarter of fiscal 2026 compared to $0.3 million income before income taxes in the first quarter of fiscal 2025. The decrease in segment results was primarily related to lower equipment margins compared to same period last year. Additionally, the dollar utilization of our rental fleet decreased from 21.7% in the first quarter of fiscal 2025 to 20.1% in the first quarter of fiscal 2026.
Europe
Europe segment revenue was $93.9 million for the first quarter of fiscal 2026 compared to $65.1 million in the first quarter of fiscal 2025. The increase in revenue resulted from an increase in equipment demand, which was driven by a stronger than expected response to European Union stimulus programs in Romania.
Our Europe segment income before income taxes was $4.7 million for the first quarter of fiscal 2026 compared to $1.4 million in the first quarter of fiscal 2025. The increase in segment pre-tax income was primarily the result of increased equipment sales as noted above.

Australia
Australia segment revenue was $44.0 million for the first quarter of fiscal 2026 compared to $44.4 million in the first quarter of fiscal 2025.
Our Australia segment loss before income taxes was $0.6 million for the first quarter of fiscal 2026 compared to $0.5 million in the first quarter of fiscal 2025.
Shared Resources/Eliminations
We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate most of these net expenses to our segments. Since these allocations are set early in the year, unallocated balances may occur. Shared Resources loss before income taxes was $4.5 million for the first quarter of fiscal 2026 compared to $1.4 million for the same period last year.
Liquidity and Capital Resources
Sources of Liquidity
Our primary sources of liquidity are cash reserves, cash generated from operations, and borrowings under our floorplan and other credit facilities. We expect these sources of liquidity to be sufficient to fund our working capital requirements, acquisitions, capital expenditures and other investments in our business, service our debt, pay our tax and lease obligations and other commitments and contingencies, and meet any seasonal operating requirements for the foreseeable future. However, our borrowing capacity under our floorplan and other credit facilities is dependent on compliance with various covenants as further described in the “Risk Factors” section and Note 8 to our Condensed Consolidated Financial Statement contained in our Annual Report on Form 10-K.
Equipment Inventory and Floorplan and Working Capital Payable Credit Facilities
As of April 30, 2025, the Company had floorplan payable lines of credit for equipment purchases totaling $1.5 billion, which is primarily comprised of a $875.0 million credit facility with CNH, a $390.0 million floorplan payable line and a $110.0 million working capital line of credit under the Bank Syndicate Agreement, and a $80.0 million credit facility with DLL Finance.
Our equipment inventory turnover decreased from 2.0 times for the rolling 12 month period ended April 30, 2024 to 1.7 times for the rolling 12 month period ended April 30, 2025. The decrease in equipment turnover was attributable to an increase in equipment inventory over the rolling 12 month period ended April 30, 2025 and a decline in demand for equipment purchases. Our equity in equipment inventory, which reflects the portion of our equipment inventory balance that is not financed by floorplan payables, decreased to 21.2% as of April 30, 2025 from 25.9% as of January 31, 2025.
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
During fiscal 2025, we received various letters from CNH and DLL Finance that waived the consolidated fixed charge coverage ratio covenant for the periods through January 31, 2026, and therefore as of April 30, 2025, we were not subject to this financial covenant under our CNH and DLL Finance credit agreements. We were also not subject to the fixed charge coverage ratio covenant under the Bank Syndicate Agreement as our adjusted excess availability plus eligible cash collateral (as defined therein) was not less than 15% of the lesser of (i) aggregate borrowing base and (ii) maximum credit amount as of April 30, 2025. The financial covenants also require us to maintain an adjusted debt to tangible net worth ratio of 3.5, which is measured on a quarterly basis.
While not expected to occur, if operating results were to create the likelihood of a future covenant violation, we would continue to work with our lenders on an appropriate modification or amendment to our financing arrangements.
Cash Flow
Cash Flow Provided by (Used for) Operating Activities
Net cash provided by operating activities was $6.2 million for the first three months of fiscal 2026, compared to net cash used for operating activities of $32.4 million for the three months ended April 30, 2024. The change in cash from operating activities was primarily attributable to changes in inventory and a changing mix in floorplan financing, which was partially offset by a decrease in net income for the first three months of fiscal 2026 compared to the prior year period.
Cash Flow Used for Investing Activities
Net cash used for investing activities was $5.2 million for the first three months of fiscal 2026, compared to $12.9 million for the first three months of fiscal 2025. The decrease in net cash used for investing activities was primarily due to a decrease of purchases of property and equipment compared to the prior year period.
Cash Flow (Used for) Provided by Financing Activities
Net cash used for financing activities was $15.8 million for the first three months of fiscal 2026 compared to net cash provided by financing activities $43.1 million for the first three months of fiscal 2025. The change in cash from financing activities was primarily driven by lower non-manufacturing floorplan payables during the first three months of fiscal 2026.
Information Concerning Off-Balance Sheet Arrangements
As of April 30, 2025, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Therefore, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Forward-looking statements are contained in this Quarterly Report on Form 10-Q, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in our Annual Report on Form 10-K for the year ended January 31, 2025, and in other materials filed by the Company with the Securities and Exchange Commission (and included in oral statements or other written statements made by the Company).
Forward-looking statements are statements based on future expectations and specifically may include, among other things, the impact of farm income levels on customer demand for agricultural equipment and services, the general market conditions of the agricultural and construction industries, equipment inventory levels and our ability to manage inventory down to target levels and the effects of these actions on future results, and our primary liquidity sources being sufficient to meet future business needs for the foreseeable future, and the adequacy of our capital resources to provide for our liquidity needs for the next 12 months. Any statements that are not based upon historical facts, including the outcome of events that have not yet occurred and our expectations for future performance, are forward-looking statements. The words “potential,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” “plan,” “anticipate,” and similar words and expressions are intended to identify forward-looking statements. These statements are based upon the current beliefs and expectations of our management. These forward-looking statements involve important risks and uncertainties that could significantly affect anticipated results or outcomes in the future and, accordingly, actual results or outcomes may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, the impact of the Russia-Ukraine conflict on our Ukrainian operations, our ability to successfully integrate and realize growth opportunities and synergies in connection with the O'Connors acquisition, the risk that we have assumed unforeseen or other liabilities in connection with the O'Connors acquisition, the impact of those conditions and obligations imposed on us under the CaseIH dealer agreements entered into in connection with our acquisition of the Heartland companies', commercial application equipment business, our substantial dependence on CNH, including CNH's ability to design, manufacture and allocate inventory to our stores in quantities necessary to satisfy our customer's demands, disruptions of supply chains and associated impacts on the Company's supply vendors and their ability to provide the Company with sufficient and timely inventory to meet customer demand, adverse market conditions in the agricultural and construction equipment industries, and those matters identified and discussed under the section titled “Risk Factors” in our Annual Report on Form 10-K. In addition to those matters, there may exist additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that may materially adversely affect our business, financial condition or results of operations and may cause results to differ materially from those contained in any forward-looking statement. Other than as required by applicable law, we disclaim any obligation to update such risks and uncertainties or to publicly announce results of revisions to any of the forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect future events or developments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates.
Interest Rate Risk
Exposure to changes in interest rates results from borrowing activities used to fund operations. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. We have both fixed and floating rate financing. Some of our floating rate credit facilities contain minimum rates of interest to be charged. Based upon our interest-bearing balances and interest rates as of April 30, 2025, holding other variables constant, a one percentage point change in interest rates for the next 12-month period would have a positive or negative impact to the pre-tax earnings and cash flow by approximately $4.5 million. At April 30, 2025, we had floorplan payables of $769.6 million, of which approximately $447.9 million was variable-rate and $321.7 million was non-interest bearing. In addition, at April 30, 2025, we had total long-term debt, including finance lease obligations, of $211.2 million, primarily all of which was fixed rate debt.
Foreign Currency Exchange Rate Risk
Our foreign currency exposures arise as the result of our foreign operations. We are exposed to transactional foreign currency exchange rate risk through our foreign entities’ holding assets and liabilities denominated in currencies other than their functional currency. In addition, the Company is exposed to foreign currency transaction risk as a result of certain intercompany financing transactions. The Company attempts to manage its transactional foreign currency exchange rate risk through the use of derivative financial instruments, primarily foreign exchange forward contracts, or through natural hedging instruments. Based upon balances and exchange rates as of April 30, 2025, holding other variables constant, we believe that a hypothetical 10% increase or decrease in all applicable foreign exchange rates would not have a material impact on our results of operations or cash flows. As of April 30, 2025, our Ukrainian subsidiary had $1.0 million of net monetary assets denominated in Ukrainian hryvnia (“UAH”). We have attempted to minimize our net monetary asset position in Ukraine through reducing overall asset levels in Ukraine and at times through borrowing in UAH which serves as a natural hedging instrument offsetting our net UAH denominated assets. Many of the currency and payment controls the National Bank of Ukraine imposed in February 2022, have been relaxed, making it more practicable to manage our UAH exposure. However, the continuation of the Russia/Ukraine conflict could lead to more significant UAH devaluations or more stringent payment controls in the future. The inability to fully manage our net monetary asset position and continued UAH devaluations for an extended period of time, could have a significant adverse impact on our results of operations and cash flows.
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
(b) Changes in internal controls. There has not been any change in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during its most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting

PART II. OTHER INFORMATION
ITEM 1.                LEGAL PROCEEDINGS
We are, from time to time, subject to claims and suits arising in the ordinary course of business. Such claims have, in the past, generally been covered by insurance. There can be no assurance that our insurance will be adequate to cover all liabilities that may arise out of claims brought against us, or that our insurance will cover all claims.
ITEM 1A.             RISK FACTORS
In addition to the other information set forth in this Quarterly Report, including the important information in “Forward-Looking Statements,” you should carefully consider the information provided under “Risk Factors” and “Information Regarding Forward Looking Statements” in our Form 10-K for the fiscal year ended January 31, 2025, as filed with the Securities and Exchange Commission.
ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.                DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.                MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.                OTHER INFORMATION
On June 5, 2025, the Company entered into a First Amendment to Employment Agreement with Bryan J. Knutson, the Company’s Chief Executive Officer. The amendment increases Mr. Knutson’s incentive award opportunity to an amount equal to 0% to 250% of his base salary (prior agreement was 0% to 200%), with a target of 125% of base salary (prior agreement was 100%). The foregoing description of the amended employment agreement is qualified in its entirety by reference to the full text of the agreement, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.
On June 4, 2025, the Company entered into an Amended and Restated Employment Agreement with Robert Larsen, the Company’s Chief Financial Officer. The amended agreement increases Mr. Larsen’s incentive award opportunity to an amount equal to 0% to 200% of his base salary (prior agreement was 0% to 150%), with a target of 100% of base salary (prior agreement was 75%), sets his annual base salary at $450,000 and makes other minor updates to his prior agreement. The foregoing description of the amended employment agreement is qualified in its entirety by reference to the full text of the agreement, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.
(c) During the fiscal quarter ended April 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6.                EXHIBITS
Exhibits - See “Exhibit Index” on page immediately prior to signatures.

EXHIBIT INDEX
TITAN MACHINERY INC.
FORM 10-Q

No.	Description

10.1	First amendment to the Employment Agreement, dated June 5, 2025, between Bryan J. Knutson and the registrant.

10.2	Amended and Restated Employment Agreement, dated June 4, 2025, between Robert Larsen and the registrant.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended April 30, 2025, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	June 5, 2025
TITAN MACHINERY INC.

		By	/s/ Robert Larsen
Robert Larsen
Chief Financial Officer
(Principal Financial Officer)