Form 10-Q
period 2025-07-31
Titan Machinery Inc.
filed 2025-09-04
CIK 1409171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2025
OR

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

As of September 1, 2025, 23,372,977 shares of Common Stock, $0.00001 par value, of the registrant were outstanding.

TITAN MACHINERY INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)

	July 31, 2025	January 31, 2025

Assets
Current Assets
Cash	$32,675	$35,898
Receivables, net of allowance for expected credit losses	127,608	119,814
Inventories, net	1,140,000	1,108,672
Prepaid expenses and other	25,999	28,244
Total current assets	1,326,282	1,292,628
Noncurrent Assets
Property and equipment, net of accumulated depreciation	377,897	379,690
Operating lease assets	48,210	27,935
Deferred income taxes	11,492	2,552
Goodwill	63,936	61,246
Intangible assets, net of accumulated amortization	48,983	48,306
Other	1,142	1,581
Total noncurrent assets	551,660	521,310
Total Assets	$1,877,942	$1,813,938

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$41,502	$37,166
Floorplan payable	852,225	755,698
Current maturities of long-term debt	11,432	10,920
Current operating lease liabilities	4,356	5,747
Deferred revenue	41,702	91,933
Accrued expenses and other	59,916	59,492
Total current liabilities	1,011,133	960,956
Long-Term Liabilities
Long-term debt, less current maturities	153,058	157,767
Operating lease liabilities	46,082	25,588
Finance lease liabilities	44,570	44,894
Deferred income taxes	9,322	8,818
Other long-term liabilities	3,434	1,838
Total long-term liabilities	256,466	238,905
Commitments and Contingencies
Stockholders' Equity
Common stock, par value $.00001 per share, 45,000,000 shares authorized; 23,373,234 shares issued and outstanding at July 31, 2025; 23,124,768 shares issued and outstanding at January 31, 2025	—	—
Additional paid-in-capital	264,395	262,097
Retained earnings	341,110	360,314
Accumulated other comprehensive income (loss)	4,838	(8,334)
Total stockholders' equity	610,343	614,077
Total Liabilities and Stockholders' Equity	$1,877,942	$1,813,938
 See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Revenue
Equipment	$376,262	$465,233	$813,102	$933,322
Parts	109,222	109,805	214,851	218,032
Service	48,800	47,268	92,817	92,346
Rental and other	12,142	11,368	19,993	18,676
Total Revenue	546,426	633,674	1,140,763	1,262,376
Cost of Revenue
Equipment	351,406	422,236	758,755	834,476
Parts	74,573	74,239	147,653	147,390
Service	17,480	16,144	34,089	32,920
Rental and other	9,321	8,676	15,686	13,458
Total Cost of Revenue	452,780	521,295	956,183	1,028,244
Gross Profit	93,646	112,379	184,580	234,132
Operating Expenses	92,661	95,156	189,065	194,314
Impairment of Goodwill	—	531	—	531
Impairment of Intangible and Long-Lived Assets	323	942	589	942
Income (Loss) from Operations	662	15,750	(5,074)	38,345
Other Income (Expense)
Interest and other income (expense)	2,638	(7,048)	2,149	(7,335)
Floorplan interest expense	(6,812)	(9,218)	(13,338)	(16,282)
Other interest expense	(4,724)	(3,734)	(9,256)	(6,193)
(Loss) Income Before Income Taxes	(8,236)	(4,250)	(25,519)	8,535
(Benefit) Provision for Income Taxes	(2,236)	54	(6,315)	3,399
Net (Loss) Income	$(6,000)	$(4,304)	$(19,204)	$5,136

(Losses) Earnings per Share:
Basic	$(0.26)	$(0.19)	$(0.85)	$0.22
Diluted	$(0.26)	$(0.19)	$(0.85)	$0.22

Weighted Average Common Shares:
Basic	22,764	22,617	22,717	22,580
Diluted	22,764	22,617	22,717	22,583
 See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Net (Loss) Income	$(6,000)	$(4,304)	$(19,204)	$5,136
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	9,511	58	13,172	(4,467)
Comprehensive Income (Loss)	$3,511	$(4,246)	$(6,032)	$669
 See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares Outstanding	Amount
Balance at January 31, 2025	23,125	$—	$262,097	$360,314	$(8,334)	$614,077
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	(39)	—	(681)	—	—	(681)
Stock-based compensation expense	—	—	1,591	—	—	1,591
Net loss	—	—	—	(13,204)	—	(13,204)
Other comprehensive income	—	—	—	—	3,661	3,661
Balance at April 30, 2025	23,086	$—	$263,007	$347,110	$(4,673)	$605,444
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	287	—	(11)	—	—	(11)
Stock-based compensation expense	—	—	1,399	—	—	1,399
Net loss	—	—	—	(6,000)	—	(6,000)
Other comprehensive income	—	—	—	—	9,511	9,511
Balance at July 31, 2025	23,373	$—	$264,395	$341,110	$4,838	$610,343

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares Outstanding	Amount
Balance at January 31, 2024	22,848	$—	$258,657	$397,225	$1,760	$657,642
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	(30)	—	(794)	—	—	(794)
Stock-based compensation expense	—	—	837	—	—	837
Net income	—	—	—	9,441	—	9,441
Other comprehensive loss	—	—	—	—	(4,525)	(4,525)
Balance at April 30, 2024	22,818	$—	$258,700	$406,666	$(2,765)	$662,601
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	310	—	(51)	—	—	(51)
Stock-based compensation expense	—	—	1,262	—	—	1,262
Net loss	—	—	—	(4,304)	—	(4,304)
Other comprehensive income	—	—	—	—	58	58
Balance at July 31, 2024	23,128	$—	$259,911	$402,362	$(2,707)	$659,566
See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended July 31,
	2025	2024
Operating Activities
Net (loss) income	$(19,204)	$5,136
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	18,329	18,413
Impairment	589	1,473
Deferred income taxes	(8,826)	(650)
Stock-based compensation expense	2,990	2,099
Noncash interest expense	494	493
Noncash lease expense	2,583	4,630
Sale-leaseback finance modification expense	—	11,159
Gain on extinguishment of debt	—	(3,585)
Other, net	(3,864)	2,689
Changes in assets and liabilities, net of effects of acquisitions
Receivables	(4,199)	18,499
Prepaid expenses and other assets	6,304	9,301
Inventories	(2,929)	(242,113)
Manufacturer floorplan payable	100,638	206,103
Deferred revenue	(51,417)	(58,326)
Accounts payable, accrued expenses and other and other long-term liabilities	8,406	(22,688)
Net Cash Provided by (Used for) Operating Activities	49,894	(47,367)
Investing Activities
Rental fleet purchases	—	(361)
Property and equipment purchases (excluding rental fleet)	(15,655)	(22,174)
Proceeds from sale of property and equipment	3,829	1,198
Acquisition consideration, net of cash acquired	(13,370)	(260)
Other, net	344	130
Net Cash Used for Investing Activities	(24,852)	(21,467)
Financing Activities
Net change in non-manufacturer floorplan payable	(19,633)	78,965
Proceeds from long-term debt borrowings	1,460	—
Principal payments on long-term debt and finance leases	(11,077)	(11,853)
Payment of debt issuance costs	—	(3,745)
Other, net	(711)	(956)
Net Cash (Used for) Provided by Financing Activities	(29,961)	62,411
Effect of Exchange Rate Changes on Cash	1,696	(424)
Net Change in Cash	(3,223)	(6,847)
Cash at Beginning of Period	35,898	38,066
Cash at End of Period	$32,675	$31,219
Supplemental Disclosures of Cash Flow Information
Cash paid during the period
Income taxes, net of refunds	$559	$6,712
Interest	$22,023	$21,408
Supplemental Disclosures of Noncash Investing and Financing Activities
Net property and equipment financed with long-term debt, finance leases, accounts payable and accrued liabilities	$(2,341)	$8,415
Long-term debt to acquire finance leases	$—	$42,182
Net transfer of assets to property and equipment from inventories	$336	$(7,201)
See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 - BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The quarterly operating results for Titan Machinery Inc. ("we", "us", "our", or the “Company”) are subject to fluctuation due to varying weather patterns and other factors influencing customer profitability, which may impact the timing and amount of equipment purchases, rentals, and after-sales parts and service purchases by the Company’s agriculture, construction and international customers. Therefore, operating results for the six-months ended July 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2026. The information contained in the consolidated balance sheet as of January 31, 2025 was derived from the audited consolidated financial statements of the Company for the fiscal year then ended. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025 as filed with the SEC.
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
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides all entities, including public business entities, with a practical expedient, which allows the entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when developing reasonable and supportable forecasts as part of estimating expected credit losses. The amendments in ASU No. 2025-05 should be applied prospectively and are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated statements.
NOTE 2 - EARNINGS PER SHARE
The following table sets forth the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
	(in thousands, except per share data)
Numerator:
Net (loss) income	$(6,000)	$(4,304)	$(19,204)	$5,136
Allocation to participating securities	—	—	—	(78)
Net (loss) income attributable to Titan Machinery Inc. common stockholders	$(6,000)	$(4,304)	$(19,204)	$5,058
Denominator:
Basic weighted-average common shares outstanding	22,764	22,617	22,717	22,580
Plus: incremental shares from vesting of restricted stock units	—	—	—	3
Diluted weighted-average common shares outstanding	22,764	22,617	22,717	22,583

(Losses) Earnings Per Share:
Basic	$(0.26)	$(0.19)	$(0.85)	$0.22
Diluted	$(0.26)	$(0.19)	$(0.85)	$0.22

Anti-dilutive shares excluded from diluted weighted-average common shares outstanding:
Restricted stock units	15	12	15	—

NOTE 3 - REVENUE
Revenue is recognized when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration we expect to collect in exchange for those goods or services. Sales, value added and other taxes collected from our customers concurrent with our revenue activities are excluded from revenue.
The following tables present our revenue disaggregated by revenue source and segment:

	Three Months Ended July 31, 2025
	Agriculture	Construction	Europe	Australia	Total
	(in thousands)
Equipment	$235,657	$42,363	$77,880	$20,362	$376,262
Parts	73,216	13,011	16,070	6,925	109,222
Service	35,156	7,219	3,440	2,985	48,800
Other	1,091	424	525	295	2,335
Revenue from contracts with customers	345,120	63,017	97,915	30,567	536,619
Rental	635	8,970	202	—	9,807
Total revenue	$345,755	$71,987	$98,117	$30,567	$546,426

	Three Months Ended July 31, 2024
	Agriculture	Construction	Europe	Australia	Total
	(in thousands)
Equipment	$312,556	$52,844	$49,146	$50,687	$465,233
Parts	75,430	11,049	15,407	7,919	109,805
Service	34,570	7,214	3,076	2,408	47,268
Other	1,000	520	198	284	2,002
Revenue from contracts with customers	423,556	71,627	67,827	61,298	624,308
Rental	480	8,564	322	—	9,366
Total revenue	$424,036	$80,191	$68,149	$61,298	$633,674

	Six Months Ended July 31, 2025
	Agriculture	Construction	Europe	Australia	Total
	(in thousands)
Equipment	$513,422	$89,047	$155,158	$55,475	$813,102
Parts	146,249	25,694	29,442	13,466	214,851
Service	67,575	14,009	6,065	5,168	92,817
Other	2,009	719	941	421	4,090
Revenue from contracts with customers	729,255	129,469	191,606	74,530	1,124,860
Rental	886	14,648	369	—	15,903
Total revenue	$730,141	$144,117	$191,975	$74,530	$1,140,763

	Six Months Ended July 31, 2024
	Agriculture	Construction	Europe	Australia	Total
	(in thousands)
Equipment	$651,269	$99,939	$96,645	$85,469	$933,322
Parts	150,395	22,879	29,931	14,827	218,032
Service	67,512	14,014	5,833	4,987	92,346
Other	1,875	836	351	435	3,497
Revenue from contracts with customers	871,051	137,668	132,760	105,718	1,247,197
Rental	670	14,015	494	—	15,179
Total revenue	$871,721	$151,683	$133,254	$105,718	$1,262,376

Unbilled Receivables and Deferred Revenue
Unbilled receivables from contracts with customers amounted to $30.3 million and $24.6 million as of July 31, 2025 and January 31, 2025, respectively. This increase in unbilled receivables is primarily the result of a seasonal increase in the volume of our service transactions in which we recognize revenue as our work is performed and prior to customer invoicing.
Deferred revenue from contracts with customers amounted to $41.4 million and $91.7 million as of July 31, 2025 and January 31, 2025, respectively. Our deferred revenue most often increases in the fourth quarter of each fiscal year due to a higher level of customer down payments or prepayments and longer time periods between customer payment and delivery of the equipment asset, and the related recognition of equipment revenue, prior to its seasonal use. During the six months ended July 31, 2025 and 2024, the Company recognized $87.8 million and $85.6 million, respectively, of revenue that was included in the deferred revenue balance as of January 31, 2025 and January 31, 2024, respectively. No material amount of revenue was recognized during the six months ended July 31, 2025 or 2024 from performance obligations satisfied in previous periods.
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

	July 31, 2025	January 31, 2025
	(in thousands)
Trade and unbilled receivables from contracts with customers
Trade receivables due from customers	$66,757	$49,777
Unbilled receivables	30,269	24,584
Less allowance for expected credit losses	(2,277)	(1,994)
	94,749	72,367

Short-term receivables due from finance companies	15,180	16,793

Trade and unbilled receivables from rental contracts
Trade receivables	5,397	4,015
Unbilled receivables	1,207	580
Less allowance for expected credit losses	(594)	(578)
	6,010	4,017
Other receivables
Due from manufacturers	11,070	25,692
Other	599	945
	11,669	26,637
Receivables, net of allowance for expected credit losses	$127,608	$119,814
Following is a summary of allowance for credit losses on trade and unbilled accounts receivable by segment:

	Agriculture	Construction	Europe	Australia	Total
	(in thousands)
Balance at January 31, 2025	$605	$209	$1,132	48	$1,994
Current expected credit loss provision	86	28	257	70	441
Write-offs charged against allowance	(239)	(71)	—	(28)	(338)
Credit loss recoveries collected	24	8	4	—	36
Foreign exchange impact	—	—	139	5	144
Balance at July 31, 2025	$476	$174	$1,532	$95	$2,277

	Agriculture	Construction	Europe	Australia	Total
	(in thousands)
Balance at January 31, 2024	$164	$177	$2,638	59	$3,038
Current expected credit loss provision	146	110	(81)	38	213
Write-offs charged against allowance	(46)	(122)	(42)	(31)	(241)
Credit loss recoveries collected	2	34	57	—	93
Foreign exchange impact	—	—	(26)	(1)	(27)
Balance at July 31, 2024	$266	$199	$2,546	$65	$3,076

The following table presents impairment losses (recoveries) on receivables arising from sales contracts with customers and receivables arising from rental contracts reflected in Operating Expenses in the Condensed Consolidated Statements of Operations:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
	(in thousands)
Impairment losses (recoveries) on:
Receivables from sales contracts	$211	$(61)	$391	$213
Receivables from rental contracts	27	16	55	130
	$238	$(45)	$446	$343
NOTE 5 - INVENTORIES

	July 31, 2025	January 31, 2025
	(in thousands)
New equipment	$686,176	$611,916
Used equipment	267,353	313,867
Parts and attachments	181,502	177,719
Work in process	4,969	5,170
	$1,140,000	$1,108,672
NOTE 6 - PROPERTY AND EQUIPMENT

	July 31, 2025	January 31, 2025
	(in thousands)
Rental fleet equipment	$71,511	$76,447
Machinery and equipment	39,140	38,306
Vehicles	120,922	114,402
Furniture and fixtures	31,175	29,840
Land, buildings, and leasehold improvements	294,189	288,761
	556,937	547,756
Less accumulated depreciation	(179,040)	(168,066)
	$377,897	$379,690
The Company includes depreciation expense related to its rental fleet and its trucking fleet for hauling equipment in Cost of Revenue in the Condensed Consolidated Statements of Operations, which was $2.2 million and $2.4 million for the three months ended July 31, 2025 and 2024, respectively, and $4.1 million and $4.3 million for the six months ended July 31, 2025 and 2024, respectively. All other depreciation expense is included in Operating Expenses in the Condensed Consolidated Statements of Operations, which was $6.2 million and $6.1 million for the three months ended July 31, 2025 and 2024, respectively, and $12.3 million and $12.2 million for the six months ended July 31, 2025 and 2024, respectively
The Company reviews its long-lived assets for potential impairment whenever events or circumstances indicate that the carrying value of the long-lived asset (or asset group) may not be recoverable.
In the six months ended July 31, 2025, the Company determined, based on changing expectations regarding the future use of certain long-lived assets, that the $13.1 million carrying value of certain assets may not be fully recoverable. Accordingly, the Company performed an impairment analysis and estimated the fair value of the asset using an income approach. As a result, the Company recognized an impairment charge of $0.6 million within the Agriculture segment, which is included in Impairment of Intangibles and Long-Lived Assets in the Condensed Consolidated Statements of Operations.
In the six months ended July 31, 2024, the Company determined, based on changing expectations regarding the future use of certain long-lived assets, that the $12.7 million carrying value of certain assets may not be fully recoverable. Accordingly, the Company performed an impairment analysis and estimated the fair value of the asset using an income approach. As a result, the Company recognized an impairment charge of $0.9 million within the Europe segment, which is included in Impairment of Intangibles and Long-Lived Assets in the Condensed Consolidated Statements of Operations.

NOTE 7 - INTANGIBLE ASSETS AND GOODWILL
Finite-Lived Intangible Assets
The Company's finite-lived intangible assets consist of customer relationships and covenants not to compete. The following is a summary of intangible assets with finite lives as of July 31, 2025 and January 31, 2025:

	July 31, 2025			January 31, 2025
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)			(in thousands)
Covenants not to compete	$975	$(592)	$383	$1,125	$(642)	$483
Customer relationships	11,528	(3,027)	8,501	11,137	(2,278)	8,859
	$12,503	$(3,619)	$8,884	$12,262	$(2,920)	$9,342
Total expense related to the amortization of intangible assets, which is recorded in Operating Expenses in the Condensed Consolidated Statements of Operations, was $0.5 million for three months ended July 31, 2025 and 2024. Total expense related to the amortization of intangible assets, which is recorded in Operating Expenses in the Condensed Consolidated Statements of Operations, was $0.9 million and $1.0 million for the six months ended July 31, 2025 and 2024, respectively.
The Company performed an impairment test in the six months ended July 31, 2025 with respect to its German subsidiary's intangibles assets and recorded an impairment charge of $0.1 million within the Europe segment, which is included in Impairment of Intangible and Long-Lived Assets in the Condensed Consolidated Statements of Operations.
Future amortization expense, as of July 31, 2025, is expected to be as follows:
Fiscal Year Ending January 31,

Amount
(in thousands)
2026 (remainder)	$891
2027	1,805
2028	1,758
2029	1,638
2030	1,599
Thereafter	1,193
$8,884
Indefinite-Lived Intangible Assets
The Company's indefinite-lived intangible assets consist of distribution rights assets. The following is a summary of the changes in indefinite-lived intangible assets, by segment, for the six months ended July 31, 2025:

	Agriculture	Construction	Australia	Total
	(in thousands)
January 31, 2025	$18,154	$72	$20,738	$38,964
Foreign currency translation	—	—	1,135	1,135
July 31, 2025	$18,154	$72	$21,873	$40,099

Goodwill
The following presents changes in the carrying amount of goodwill, by segment, for the six months ended July 31, 2025:

	Agriculture	Australia	Total
	(in thousands)
January 31, 2025	$37,820	$23,426	$61,246
Arising from business combinations	1,400	—	1,400
Foreign currency translation	—	1,290	1,290
July 31, 2025	$39,220	$24,716	$63,936
The Company performed an interim impairment test in the six months ended July 31, 2025 for the German reporting unit. Under the impairment test, the fair value of the reporting unit is estimated using an income approach in which a discounted cash flow analysis is utilized, which includes a five-year forecast of future operating performance for the reporting unit and a terminal value that estimates sustained long-term growth. The discount rate applied to the estimated future cash flows reflects an estimate of the weighted-average cost of capital of comparable companies.
The quantitative goodwill impairment analysis for the German reporting unit indicated that the estimated fair value of the reporting unit was less than the carrying value. The implied fair value of the goodwill associated with the reporting unit approximated zero, thus requiring a full impairment charge of the goodwill carrying value of the reporting unit. As such, a goodwill impairment charge of $0.5 million was recognized within the Europe segment, which is included in Impairment of Goodwill in the Condensed Consolidated Statements of Operations.
NOTE 8 - FLOORPLAN PAYABLE/LINES OF CREDIT
As of July 31, 2025, the Company had floorplan and working capital lines of credit totaling $1.5 billion, which is primarily comprised of three floorplan lines of credit: (i) $875.0 million credit facility with CNH Industrial N.V. (“CNH”), (ii) $390.0 million floorplan line of credit and $110.0 million working capital line of credit under its credit agreement with a syndicate of banks (“Bank Syndicate Agreement”), and (iii) $80.0 million credit facility with DLL Finance LLC (“DLL Finance”).
The Company's outstanding balances of floorplan lines of credit as of July 31, 2025 and January 31, 2025, consisted of the following:

	July 31, 2025	January 31, 2025
	(in thousands)
CNH	$613,161	$520,927
Bank Syndicate Agreement Floorplan Loan	124,489	127,154
DLL Finance	39,416	37,859
Other outstanding balances with manufacturers and non-manufacturers	75,159	69,758
	$852,225	$755,698
As of July 31, 2025, the interest-bearing floorplan payables carried a variable interest rate with a range of 3.08% to 7.50% compared to a range of 4.06% to 9.15% as of January 31, 2025. The Company had non-interest-bearing floorplan payables of $394.8 million and $302.4 million, as of July 31, 2025 and January 31, 2025, respectively.

NOTE 9 - LONG TERM DEBT
The following is a summary of the Company's long-term debt as of July 31, 2025 and January 31, 2025:

Description	Maturity Dates	Interest Rates	July 31, 2025	January 31, 2025
			(in thousands)
Mortgage loans, secured	Various through May 2039	2.1% to 7.3%	$124,963	$129,604
Sale-leaseback financing obligations	December 2028 to December 2030	6.1% to 6.2%	9,685	9,804
Vehicle loans, secured	Various through February 2031	2.1% to 7.6%	27,994	27,198
Other	Various through September 2029	2.4% to 7.4%	1,848	2,081
Total debt			164,490	168,687
Less: current maturities			(11,432)	(10,920)
Long-term debt			$153,058	$157,767

NOTE 10 - DERIVATIVE INSTRUMENTS
The Company holds derivative instruments for the purpose of minimizing exposure to fluctuations in foreign currency exchange rates to which the Company is exposed in the normal course of its operations.
From time to time, the Company uses foreign currency forward contracts to hedge the effects of fluctuations in exchange rates on outstanding intercompany loans. The Company does not formally designate and document such derivative instruments as hedging instruments; however, the instruments are an effective economic hedge of the underlying foreign currency exposure. Both the gain or loss on the derivative instrument and the offsetting gain or loss on the underlying intercompany loan are recognized in earnings immediately, thereby eliminating or reducing the impact of foreign currency exchange rate fluctuations on net income. The Company's foreign currency forward contracts generally have one-month to three-month maturities. The notional value of outstanding foreign currency contracts was $34.8 million and $46.1 million as of July 31, 2025 and January 31, 2025, respectively.
As of July 31, 2025 and January 31, 2025, the fair value of the Company's outstanding derivative instruments was not material. Derivative instruments recognized as assets are recorded in Prepaid expenses and other in the Condensed Consolidated Balance Sheets, and derivative instruments recognized as liabilities are recorded in Accrued expenses and other in the Condensed Consolidated Balance Sheets.
The following table sets forth the gains and losses recognized in income from the Company’s derivative instruments for the three and six months ended July 31, 2025 and 2024. Gains and losses are recognized in Interest and other income (expense) in the Condensed Consolidated Statements of Operations:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
	(in thousands)
Foreign currency contract (loss) gain	$(140)	$(25)	$(2,186)	$128

NOTE 11 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following is a summary of the changes in accumulated other comprehensive income (loss), by component, for the six month periods ended July 31, 2025 and 2024:

	Foreign Currency Translation Adjustment	Net Investment Hedging Gain	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, January 31, 2025	$(11,045)	$2,711	$(8,334)
Other comprehensive income	3,661	—	3,661
Balance, April 30, 2025	(7,384)	2,711	(4,673)
Other comprehensive income	9,511	—	9,511
Balance, July 31, 2025	2,127	2,711	4,838

	Foreign Currency Translation Adjustment	Net Investment Hedging Gain	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, January 31, 2024	$(951)	$2,711	$1,760
Other comprehensive loss	(4,525)	—	(4,525)
Balance, April 30, 2024	(5,476)	2,711	(2,765)
Other comprehensive income	58	—	58
Balance, July 31, 2024	(5,418)	2,711	(2,707)
NOTE 12 - LEASES
As Lessor
Revenue generated from leasing activities is disclosed, by segment, in Note 3 - Revenue. The following is the balance of our dedicated rental fleet assets, included in Property and equipment, net of accumulated depreciation in the Condensed Consolidated Balance Sheets, of our Construction segment as of July 31, 2025 and January 31, 2025:

	July 31, 2025	January 31, 2025
	(in thousands)
Rental fleet equipment	$71,511	$76,447
Less accumulated depreciation	(25,344)	(26,327)
	$46,167	$50,120
NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS
As of July 31, 2025, the fair value of the Company's foreign currency contracts, which are either assets or liabilities measured at fair value on a recurring basis, was not material. These foreign currency contracts were valued using a discounted cash flow analysis, which is an income approach, utilizing readily observable market data as inputs, which is classified as a Level 2 fair value measurement.
The Company also has financial instruments that are not recorded at fair value in the Condensed Consolidated Balance Sheets, including cash, receivables, payables and long-term debt. The carrying amounts of these financial instruments approximated their fair values as of July 31, 2025 and January 31, 2025. The fair value of these financial instruments was estimated based on Level 2 fair value inputs. The estimated fair value of the Company's Level 2 long-term debt, which is provided for disclosure purposes only, is as follows:

	July 31, 2025	January 31, 2025
	(in thousands)
Carrying amount	$154,805	$158,883
Fair value	$142,838	$145,010

NOTE 14 - INCOME TAXES
The effective tax rate was 27.1% and 1.3% for the three months ended July 31, 2025 and 2024, respectively. The effective tax rate was 24.7% and 39.8% for the six months ended July 31, 2025 and 2024, respectively. The effective tax rate is subject to variation of the impact of certain discrete items, mainly the vesting of share-based compensation, the mix of domestic and foreign income and the impact of the recognition of valuation allowance on our foreign deferred tax assets.
On July 4, 2025, One Big Beautiful Bill Act was enacted into law in the United States. This legislation includes various tax provisions that may affect U.S. corporate taxpayers, including changes to the deductibility of interest expense and depreciation of certain property, among other items. The Company is currently assessing the potential impact of this new legislation on its annual income tax expense, deferred tax assets and liabilities and valuation allowances. Based on its preliminary analysis, the Company does not expect the legislation to have a material effect on its financial statements.
NOTE 15 - BUSINESS COMBINATIONS
Fiscal 2026
On May 15, 2025, the Company acquired certain assets of Farmers Implement and Irrigation, Inc. “Farmers Implement”. This acquired New Holland agriculture dealership consists of one agriculture equipment store in Brookings, South Dakota. This acquisition occurred within the Company’s Agriculture segment. The total consideration transferred for the acquired business was $13.4 million paid in cash, which included the real estate.
In connection with the acquisition, the Company acquired from CNH and certain other manufacturers equipment and parts inventory previously owned by Farmers Implement. Upon acquiring such inventories, the Company was offered floorplan financing by the respective manufacturers. In total, the Company acquired inventory and recognized a corresponding financing liability of $7.0 million. The recognition of these inventories and the associated financing liabilities are not included as part of the accounting for the business combination.
Fiscal 2025
The Company acquired Gose Landtechnik e.K. on March 1, 2024, which consists of one location in Germany and is included in the Europe segment. This acquisition is not considered material to the Company's consolidated financial results during the six months ended July 31, 2024 and has been included in the Condensed Consolidated Financial Statements from the date of the acquisition.
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
Net sales and long-lived assets by geographic area were as follows:

	Revenue
	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
United States	$417,742	$504,227	$874,258	$1,023,404
Australia	30,567	61,298	74,530	105,718
Other international countries	98,117	68,149	191,975	133,254
	$546,426	$633,674	$1,140,763	$1,262,376

	Long-lived assets
	July 31, 2025	January 31, 2025
	(in thousands)
United States	$377,610	$363,672
Australia	27,098	24,512
Other international countries	22,063	20,323
	$426,771	$408,507

Certain financial information for each of the Company's business segments is set forth below.

	Three Months Ended July 31, 2025
	(in thousands)
	Agriculture	Construction	Europe	Australia	Total
Revenue
Equipment	$235,657	$42,363	$77,880	$20,362	$376,262
Parts	73,216	13,011	16,070	6,925	109,222
Service	35,156	7,219	3,440	2,985	48,800
Rental and other	1,726	9,394	727	295	12,142
	$345,755	$71,987	$98,117	$30,567	$546,426
Cost of Revenue
Equipment	$228,867	$38,937	$65,364	$18,238
Parts	48,822	9,075	11,861	4,816
Service	12,490	2,270	1,750	971
Rental and other	1,655	6,926	500	238
Operating expense	59,492	13,572	12,150	7,397
Impairment charge (1)	323	—	—	—
Floorplan interest expense	4,371	1,226	639	503
Other segment expense (income), net (2)	2,030	1,197	706	511
Segment (loss) income before taxes	$(12,295)	$(1,216)	$5,147	$(2,107)	$(10,471)
Shared resources unallocated expense					2,235
Loss before taxes					$(8,236)

Depreciation and amortization	$4,262	$2,668	$890	$851
Capital expenditures	$908	$4,481	$453	$821	$6,663
Shared Resources Capital expenditures (3)					1,004
Total Capital expenditures					$7,667
(1) Impairment charge related to long-lived assets.
(2) Balance consists of other interest income (expense) and foreign currency.
(3) Shared Resources balance includes construction in process activity for Agriculture and Construction.

	Three Months Ended July 31, 2024
	(in thousands)
	Agriculture	Construction	Europe	Australia	Total
Revenue
Equipment	$312,556	$52,844	$49,146	$50,687	$465,233
Parts	75,430	11,049	15,407	7,919	109,805
Service	34,570	7,214	3,076	2,408	47,268
Rental and other	1,480	9,084	520	284	11,368
	$424,036	$80,191	$68,149	$61,298	$633,674
Cost of Revenue
Equipment	$287,022	$47,309	$43,054	$44,853
Parts	49,686	7,840	11,410	5,302
Service	11,691	2,050	1,539	863
Rental and other	1,611	6,515	288	262
Operating expense	62,187	14,431	10,979	7,424
Impairment charge (1)	—	—	1,473	—
Floorplan interest expense	4,614	1,113	1,053	730
Sale-leaseback financing expense	6,067	5,092	—	—
Other segment expense (income), net (2)	523	734	623	502
Segment income (loss) before taxes	$635	$(4,893)	$(2,270)	$1,362	$(5,166)
Shared resources unallocated expense					916
Loss before taxes					$(4,250)

Depreciation and amortization	$3,527	$2,646	$1,026	$849
Capital expenditures	$11,033	$4,625	$1,857	$568	$18,083
Shared Resources Capital expenditures (3)					(6,666)
Total Capital expenditures					$11,417
(1) Impairment charge related to goodwill, intangible and long-lived assets.
(2) Balance consists of other interest income (expense) and foreign currency.
(3) Shared Resources balance includes construction in process activity for Agriculture and Construction.

	Six Months Ended July 31, 2025
	(in thousands)
	Agriculture	Construction	Europe	Australia	Total
Revenue
Equipment	$513,422	$89,047	$155,158	$55,475	$813,102
Parts	146,249	25,694	29,442	13,466	214,851
Service	67,575	14,009	6,065	5,168	92,817
Rental and other	2,895	15,367	1,310	421	19,993
	$730,141	$144,117	$191,975	$74,530	$1,140,763
Cost of Revenue
Equipment	$497,469	$81,976	$129,994	$49,316
Parts	98,109	18,270	21,978	9,296
Service	24,609	4,538	3,217	1,725
Rental and other	3,155	11,173	861	497
Operating expense	119,040	28,729	23,359	14,512
Impairment charge (1)	589	—	—	—
Floorplan interest expense	8,236	2,412	1,403	1,072
Other segment expense (income), net (2)	4,009	2,412	1,306	781
Segment (loss) income before taxes	$(25,075)	$(5,393)	$9,857	$(2,669)	$(23,280)
Shared resources unallocated expense					(2,239)
Loss before taxes					$(25,519)

Depreciation and amortization	$8,532	$4,910	$1,722	$1,680
Capital expenditures	$3,144	$5,348	$1,055	$1,195	$10,742
Shared Resources Capital expenditures (3)					4,913
Total Capital expenditures					$15,655
(1) Impairment charge related to long-lived assets.
(2) Balance consists of other interest income (expense) and foreign currency.
(3) Shared Resources balance includes construction in process activity for Agriculture and Construction.

	Six Months Ended July 31, 2024
	(in thousands)
	Agriculture	Construction	Europe	Australia	Total
Revenue
Equipment	$651,269	$99,939	$96,645	$85,469	$933,322
Parts	150,395	22,879	29,931	14,827	218,032
Service	67,512	14,014	5,833	4,987	92,346
Rental and other	2,545	14,851	845	435	18,676
	$871,721	$151,683	$133,254	$105,718	$1,262,376
Cost of Revenue
Equipment	$588,689	$87,266	$82,721	$75,800
Parts	99,713	15,931	21,787	9,960
Service	23,978	4,145	3,079	1,718
Rental and other	2,480	10,046	446	485
Operating expense	126,931	30,052	21,583	14,714
Impairment charge (1)	—	—	1,473	—
Floorplan interest expense	9,726	2,372	2,054	1,240
Sale-leaseback financing expense	6,067	5,092	—	—
Other segment expense (income), net (2)	457	1,404	1,030	925
Segment income (loss) before taxes	$13,680	$(4,625)	$(919)	$876	$9,012
Shared resources unallocated expense					(477)
Income before taxes					$8,535

Depreciation and amortization	$6,776	$4,753	$1,836	$1,761
Capital expenditures	$13,335	$4,740	$2,697	$2,030	$22,802
Shared Resources Capital expenditures (3)					(628)
Total Capital expenditures					$22,174
(1) Impairment charge related to goodwill, intangible and long-lived assets.
(2) Balance consists of other interest income (expense) and foreign currency.
(3) Shared Resources balance includes construction in process activity for Agriculture and Construction.

	Total Assets
	July 31, 2025	January 31, 2025
	(in thousands)
Agriculture	$1,091,687	$1,060,180
Construction	250,933	252,471
Europe	282,020	248,282
Australia	200,376	192,331
Shared Resources Assets (1)	$52,926	$60,674
	$1,877,942	$1,813,938
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
Demand for agricultural equipment and, to a lesser extent, parts and service support, is impacted by agricultural commodity prices and net farm income. Based upon September 2025 publications by U.S. Department of Agriculture, the total crop receipts is projected to decline 2.5% year-over-year and a cumulative decline of approximately 16% since the peak levels reached in 2022.
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
For the second quarter of fiscal 2026, our net loss was $6.0 million, or $0.26 per diluted share, compared to a fiscal 2025 second quarter net loss of $4.3 million, or $0.19 per diluted share. Significant factors impacting the quarterly comparisons were:
•Revenue in the second quarter of fiscal 2026 decreased by 13.8% compared to the second quarter of fiscal 2025. The revenue decrease was led by softening of demand for equipment purchases due to decline in total crop receipts over the past few years which is expected to continue in 2025.
•Gross profit margin decreased to 17.1% for the second quarter of fiscal 2026, as compared to 17.7% for the second quarter of fiscal 2025. The decrease was primarily related to an equipment gross profit margin decrease from 9.2% in the second quarter of fiscal 2025 to 6.6% in the second quarter of fiscal 2026, this was partially offset by a shift in gross profit mix to higher margin parts and service sales.
•Floorplan interest expense decreased by $2.4 million in the second quarter of fiscal 2026 as compared to the same period in fiscal 2025. The decrease is primarily due to lower interest-bearing inventory levels as well as a lower variable interest rates.
•Interest and other income (expense) increased $9.7 million in the second quarter of fiscal 2026 as compared to the same period in fiscal 2025, primarily due to a non-cash sale-leaseback financing expense of $11.2 million related to the agreement to purchase 13 of our leased facilities at the end of the respective lease terms which negatively impacted fiscal 2025 expense.

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

Results of Operations
The results presented below include the operating results of each acquisition made during these periods, from the date of acquisition, as well as the operating results of any stores closed or divested during these periods, up to the date of the store closure. The period-to-period comparisons included below are not necessarily indicative of future results. Segment information is provided later in the discussion and analysis of our results of operations. Additional information regarding our segments is included in Note 17, Business Segment and Geographic Information, to our Condensed Consolidated Financial Statements in Item 1 of Part 1 of this Quarterly report.
Comparative financial data for each of our four sources of revenue are expressed below.

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
	(dollars in thousands)		(dollars in thousands)
Equipment
Revenue	$376,262	$465,233	$813,102	$933,322
Cost of revenue	351,406	422,236	758,755	834,476
Gross profit	$24,856	$42,997	$54,347	$98,846
Gross profit margin	6.6%	9.2%	6.7%	10.6%
Parts
Revenue	$109,222	$109,805	$214,851	$218,032
Cost of revenue	74,573	74,239	147,653	147,390
Gross profit	$34,649	$35,566	$67,198	$70,642
Gross profit margin	31.7%	32.4%	31.3%	32.4%
Service
Revenue	$48,800	$47,268	$92,817	$92,346
Cost of revenue	17,480	16,144	34,089	32,920
Gross profit	$31,320	$31,124	$58,728	$59,426
Gross profit margin	64.2%	65.8%	63.3%	64.4%
Rental and other
Revenue	$12,142	$11,368	$19,993	$18,676
Cost of revenue	9,321	8,676	15,686	13,458
Gross profit	$2,821	$2,692	$4,307	$5,218
Gross profit margin	23.2%	23.7%	21.5%	27.9%

The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Revenue
Equipment	68.9%	73.4%	71.3%	73.9%
Parts	20.0%	17.3%	18.8%	17.3%
Service	8.9%	7.5%	8.1%	7.3%
Rental and other	2.2%	1.8%	1.8%	1.5%
Total Revenue	100.0%	100.0%	100.0%	100.0%
Total Cost of Revenue	82.9%	82.3%	83.8%	81.5%
Gross Profit Margin	17.1%	17.7%	16.2%	18.5%
Operating Expenses	17.0%	15.0%	16.6%	15.4%
Impairment of Goodwill	—%	0.1%	—%	—%
Impairment of Intangible and Long-Lived Assets	0.1%	0.1%	0.1%	0.1%
Income (Loss) from Operations	0.1%	2.5%	(0.4)%	3.0%
Other Expense	(1.6)%	(3.2)%	(1.8)%	(2.4)%
(Loss) Income Before Income Taxes	(1.5)%	(0.7)%	(2.2)%	0.7%
(Benefit) Provision for Income Taxes	(0.4)%	—%	(0.6)%	0.3%
Net (Loss) Income	(1.1)%	(0.7)%	(1.7)%	0.4%
Three Months Ended July 31, 2025 Compared to Three Months Ended July 31, 2024
Consolidated Results
Revenue

	Three Months Ended July 31,		Increase/	Percent
	2025	2024	(Decrease)	Change
	(dollars in thousands)
Equipment	$376,262	$465,233	$(88,971)	(19.1)%
Parts	109,222	109,805	(583)	(0.5)%
Service	48,800	47,268	1,532	3.2%
Rental and other	12,142	11,368	774	6.8%
Total Revenue	$546,426	$633,674	$(87,248)	(13.8)%
Total revenue for the second quarter of fiscal 2026 decreased by 13.8%, or $87.2 million, compared to same period last year. The decrease was primarily attributable to challenging industry conditions, including decreases in agricultural commodity prices and projected total crop receipts, which negatively impacted customer sentiment.

	Three Months Ended July 31,		Increase/	Percent
	2025	2024	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$24,856	$42,997	$(18,141)	(42.2)%
Parts	34,649	35,566	(917)	(2.6)%
Service	31,320	31,124	196	0.6%
Rental and other	2,821	2,692	129	4.8%
Total Gross Profit	$93,646	$112,379	$(18,733)	(16.7)%
Gross Profit Margin
Equipment	6.6%	9.2%	(2.6)%	(28.3)%
Parts	31.7%	32.4%	(0.7)%	(2.2)%
Service	64.2%	65.8%	(1.6)%	(2.4)%
Rental and other	23.2%	23.7%	(0.5)%	(2.1)%
Total Gross Profit Margin	17.1%	17.7%	(0.6)%	(3.4)%
Gross Profit Mix
Equipment	26.5%	38.3%	(11.8)%	(30.8)%
Parts	37.0%	31.6%	5.4%	17.1%
Service	33.4%	27.7%	5.7%	20.6%
Rental and other	3.1%	2.4%	0.7%	29.2%
Total Gross Profit Mix	100.0%	100.0%
Gross profit for the second quarter of fiscal 2026 decreased 16.7%, or $18.7 million, compared to the same period last year. Gross profit margin declined to 17.1% in the current quarter compared to 17.7% in the prior year quarter. The decrease was primarily due to lower equipment margins driven by softer retail demand and the Company’s initiatives to manage inventory to targeted levels.
Our Company-wide absorption rate increased to 83.1% for the second quarter of fiscal 2026 compared to 80.8% during the same period last year. The increased rate was primarily due to reduced operating expenses and impairment of long lived and intangible assets compared to same period last year.
Operating Expenses

	Three Months Ended July 31,		Increase/	Percent
	2025	2024	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$92,661	$95,156	$(2,495)	(2.6)%
Operating Expenses as a Percentage of Revenue	17.0%	15.0%	2.0%	13.3%
Our operating expenses in the second quarter of fiscal 2026 decreased 2.6% as compared to the same period last year. The decrease was led by lower variable expenses associated with the year-over-year decline in revenue and profitability due to challenging industry fundamentals, as well as management's expense reduction efforts. Operating expenses as a percentage of revenue increased to 17.0% in the second quarter of fiscal 2026 from 15.0% in the second quarter of fiscal 2025.

Impairment Charges

	Three Months Ended July 31,		Increase/	Percent
	2025	2024	(Decrease)	Change
	(dollars in thousands)
Impairment of Goodwill	$—	$531	$(531)	n/m
Impairment of Intangible and Long-Lived Assets	$323	$942	$(619)	(65.7)%
*n/m - not meaningful
In the second quarter of fiscal 2026, we recognized $0.3 million in impairment expense related to long-lived assets in our Agriculture segment.
In the second quarter of fiscal 2025, we recognized $0.5 million in impairment expense related to goodwill assets and $0.9 million in impairment expense related to other intangible and long-lived assets in our German reporting unit which is included in our Europe segment.
Other Income (Expense)

	Three Months Ended July 31,		Increase/	Percent
	2025	2024	(Decrease)	Change
	(dollars in thousands)
Interest and other income (expense)	$2,638	$(7,048)	$9,686	n/m
Floorplan interest expense	$(6,812)	$(9,218)	$(2,406)	(26.1)%
Other interest expense	$(4,724)	$(3,734)	$990	26.5%
*n/m - not meaningful
Interest and other income (expense) improved in the second quarter of fiscal 2026 compared to the same period last year primarily due to an $11.2 million non-cash, sale-leaseback finance modification expense related to the agreement to purchase 13 of our leased facilities at the end of the respective lease terms that negatively impacted fiscal 2025 expense.
Floorplan interest expense decreased in the second quarter of fiscal 2026 compared to the same period last year due to lower interest-bearing inventory levels as well as a lower variable interest rates.
(Benefit) Provision for Income Taxes

	Three Months Ended July 31,		Increase/	Percent
	2025	2024	(Decrease)	Change
	(dollars in thousands)
(Benefit) Provision for Income Taxes	$(2,236)	$54	$(2,290)	n/m
*n/m - not meaningful
Our effective tax rate was 27.1% and 1.3% for the three months ended July 31, 2025 and 2024, respectively. The effective tax rate in both periods was impacted by several items, including the vesting of share-based compensation, the mix of domestic and foreign income, and the recognition of valuation allowances on foreign deferred tax assets.

Segment Results
Certain financial information for our Agriculture, Construction, Europe and Australia business segments is presented below. “Shared Resources” in the table below refers to the various unallocated income/(expense) items that we have retained at the general corporate level. Revenue between segments is immaterial.

	Three Months Ended July 31,		Increase/	Percent
	2025	2024	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$345,755	$424,036	$(78,281)	(18.5)%
Construction	71,987	80,191	(8,204)	(10.2)%
Europe	98,117	68,149	29,968	44.0%
Australia	30,567	61,298	(30,731)	(50.1)%
Total	$546,426	$633,674	$(87,248)	(13.8)%

(Loss) Income Before Income Taxes
Agriculture	$(12,295)	$635	$(12,930)	n/m
Construction	(1,216)	(4,893)	3,677	75.1%
Europe	5,147	(2,270)	7,417	n/m
Australia	(2,107)	1,362	(3,469)	n/m
Segment (Loss) Income Before Income Taxes	(10,471)	(5,166)	(5,305)	(102.7)%
Shared Resources	2,235	916	1,319	144.0%
Total	$(8,236)	$(4,250)	$(3,986)	(93.8)%
*n/m - not meaningful
Agriculture
Agriculture segment revenue for the second quarter of fiscal 2026 decreased 18.5% compared to the same period last year, which was primarily driven by a decrease in equipment revenue. This decrease resulted from challenging industry conditions, such as lower agricultural commodity prices and projected total crop receipts, which negatively affected customer sentiment in the second quarter of fiscal 2026, as compared to the same period in the prior year. Changes in actual or anticipated crop receipts and farmer profitability generally have a direct correlation with the retail demand for equipment.
Agriculture segment loss before income taxes for the second quarter of fiscal 2026 was $12.3 million compared to income before income taxes of $0.6 million for the second quarter of fiscal 2025. The decrease in gross profit is primarily due to lower sales, which is being driven by softening demand, and lower equipment margins. The second quarter of fiscal 2025 was also impacted by a $6.1 million non-cash, sale-leaseback finance modification expense related to the agreement to purchase 13 of our leased facilities at the end of the respective lease terms.
Construction
Construction segment revenue for the second quarter of fiscal 2026 decreased 10.2% compared to the same period last year.
Our Construction segment loss before income taxes was $1.2 million for the second quarter of fiscal 2026 compared to $4.9 million in the second quarter of fiscal 2025. The increase in the segment results was primarily due to a $5.1 million non-cash, sale-leaseback finance modification expense that negatively impacted fiscal 2025. The dollar utilization of our rental fleet decreased from 24.7% in the second quarter of fiscal 2025 to 22.4% in the second quarter of fiscal 2026.
Europe
Europe segment revenue for the second quarter of fiscal 2026 increased 44.0% compared to the same period last year. The increase in revenue resulted from an increase in equipment demand, which was driven by a stronger than expected response to European Union stimulus programs in Romania.
Our Europe segment income before income taxes was $5.1 million for the second quarter of fiscal 2026 compared to loss before income taxes $2.3 million in the second quarter of fiscal 2025. The increase in segment pre-tax income was primarily the result of increased equipment sales as noted above.

Australia
Australia segment revenue for the second quarter of fiscal 2026 decreased 50.1% compared to the same period last year. The decrease was driven by the normalization of sprayer deliveries in fiscal 2026 after having caught up on a multi-year backlog of deliveries during fiscal 2025.
Our Australia segment loss before income taxes was $2.1 million for the second quarter of fiscal 2026 compared to income before income taxes of $1.4 million in the second quarter of fiscal 2025.
Shared Resources/Eliminations
We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate most of these net expenses to our segments. Since these allocations are set early in the year, unallocated balances may occur. Shared Resources income before income taxes was $2.2 million for the second quarter of fiscal 2026 compared to $0.9 million for the same period last year.

Six Months Ended July 31, 2025 Compared to Six Months Ended July 31, 2024
Consolidated Results
Revenue

	Six Months Ended July 31,		Increase/	Percent
	2025	2024	(Decrease)	Change
	(dollars in thousands)
Equipment	$813,102	$933,322	$(120,220)	(12.9)%
Parts	214,851	218,032	(3,181)	(1.5)%
Service	92,817	92,346	471	0.5%
Rental and other	19,993	18,676	1,317	7.1%
Total Revenue	$1,140,763	$1,262,376	$(121,613)	(9.6)%
Total revenue for the first six months of fiscal 2026 decrease by 9.6%, or $121.6 million, compared to same period last year. The decrease was primarily attributable to challenging industry conditions, including decreases in agricultural commodity prices and projected total crop receipts, which negatively impacted customer sentiment.

Gross Profit

	Six Months Ended July 31,		Increase/	Percent
	2025	2024	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$54,347	$98,846	$(44,499)	(45.0)%
Parts	67,198	70,642	(3,444)	(4.9)%
Service	58,728	59,426	(698)	(1.2)%
Rental and other	4,307	5,218	(911)	(17.5)%
Total Gross Profit	$184,580	$234,132	$(49,552)	(21.2)%
Gross Profit Margin
Equipment	6.7%	10.6%	(3.9)%	(36.8)%
Parts	31.3%	32.4%	(1.1)%	(3.4)%
Service	63.3%	64.4%	(1.1)%	(1.7)%
Rental and other	21.5%	27.9%	(6.4)%	(22.9)%
Total Gross Profit Margin	16.2%	18.5%	(2.3)%	(12.4)%
Gross Profit Mix
Equipment	29.4%	42.2%	(12.8)%	(30.3)%
Parts	36.4%	30.2%	6.2%	20.5%
Service	31.8%	25.4%	6.4%	25.2%
Rental and other	2.4%	2.2%	0.2%	9.1%
Total Gross Profit Mix	100.0%	100.0%
 Gross profit decreased 21.2%, or $49.6 million, for the first six months of fiscal 2026, as compared to the same period last year. Gross profit margin also decreased to 16.2% in the first six months of fiscal 2026 from 18.5% in the same period last year. The decrease was primarily due to lower equipment margins driven by softer retail demand and the Company’s initiatives to manage inventory to targeted levels.
For the first six months of fiscal 2026, the Company-wide absorption rate was 79.3%, consistent with 79.0% for the first six months of fiscal 2025.

Operating Expenses

	Six Months Ended July 31,		Increase/	Percent
	2025	2024	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$189,065	$194,314	$(5,249)	(2.7)%
Operating Expenses as a Percentage of Revenue	16.6%	15.4%	1.2%	7.8%
Our operating expenses for the first six months of fiscal 2026 decreased $5.2 million as compared to same period last year. The decrease was led by lower variable expenses associated with the year-over-year decline in revenue and profitability due to challenging industry fundamentals, as well as management's expense reduction efforts. Operating expenses as a percentage of revenue increased to 16.6% in the first six months of fiscal 2026 from 15.4% in the first six months of fiscal 2025.
Impairment Charges

	Six Months Ended July 31,		Increase/	Percent
	2025	2024	(Decrease)	Change
	(dollars in thousands)
Impairment of Goodwill	$—	$531	$(531)	n/m
Impairment of Intangible and Long-Lived Assets	$589	$942	$(353)	(37.5)%
*n/m = Not Meaningful
In the first six months of fiscal 2026, we recognized $0.6 million in impairment expense related to long-lived assets in our Agriculture segment.
In the for the first six months of fiscal 2025, we recognized $0.5 million impairment expense related to goodwill assets and $0.9 million impairment expense related to other intangible and long-lived assets in our German reporting unit which is included in our Europe segment.
Other Income (Expense)

	Six Months Ended July 31,		Increase/	Percent
	2025	2024	(Decrease)	Change
	(dollars in thousands)
Interest and other income (expense)	$2,149	$(7,335)	$9,484	n/m
Floorplan interest expense	(13,338)	(16,282)	(2,944)	18.1%
Other interest expense	(9,256)	(6,193)	3,063	(49.5)%
*n/m = Not Meaningful
Interest and other income (expense) improved in the first six months of fiscal 2026 compared to the same period last year primarily due to an $11.2 million non-cash, sale-leaseback finance modification expense related to the agreement to purchase 13 of our leased facilities at the end of the respective lease terms which negatively impacted fiscal 2025 expense.
Floorplan interest expense decreased in the first six months of fiscal 2026 compared to the same period last year due to lower interest-bearing inventory levels.
Provision (Benefit) for Income Taxes

	Six Months Ended July 31,		Increase/	Percent
	2025	2024	Decrease	Change
	(dollars in thousands)
Provision for Income Taxes	$(6,315)	$3,399	$(9,714)	n/m
*n/m = Not Meaningful
Our effective tax rate was 24.7% and 39.8% for the six months ended July 31, 2025 and 2024, respectively. The effective tax rate in both periods was impacted by discrete items, including the vesting of share-based compensation, the mix of domestic and foreign income, and the recognition of valuation allowances on foreign deferred tax assets.

Segment Results
Certain financial information for our Agriculture, Construction, Europe and Australia business segments is presented below. “Shared Resources” in the table below refers to the various unallocated income/(expense) items that we have retained at the general corporate level. Revenue between segments is immaterial.

	Six Months Ended July 31,		Increase/	Percent
	2025	2024	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$730,141	$871,721	$(141,580)	(16.2)%
Construction	144,117	151,683	(7,566)	(5.0)%
Europe	191,975	133,254	58,721	44.1%
Australia	74,530	105,718	(31,188)	(29.5)%
Total	$1,140,763	$1,262,376	$(121,613)	(9.6)%

(Loss) Income Before Income Taxes
Agriculture	$(25,075)	$13,680	$(38,755)	n/m
Construction	(5,393)	(4,625)	(768)	(16.6)%
Europe	9,857	(919)	10,776	n/m
Australia	(2,669)	876	(3,545)	n/m
Segment Income Before Income Taxes	(23,280)	9,012	(32,292)	n/m
Shared Resources	(2,239)	(477)	(1,762)	n/m
Total	$(25,519)	$8,535	$(34,054)	n/m
*n/m = Not Meaningful
Agriculture
Agriculture segment revenue for the first six months of fiscal 2026 decreased 16.2% compared to the same period last year. The revenue decrease was due to a same-store sales decrease of 16.4% during the first six months of fiscal 2026 as compared to the prior year period. The same-store sales decrease was due to a decrease in equipment revenue resulting from challenging industry conditions, such as decreases in agricultural commodity prices and projected total crop receipts, which negatively affected customer sentiment in fiscal 2026, as compared to the same period in the prior year. Changes in actual or anticipated crop receipts and farmer profitability generally have a direct correlation with retail demand for equipment.
Agriculture segment loss before income taxes was $25.1 million for the first six months of fiscal 2026 compared to income before income taxes $13.7 million over the first six months of fiscal 2025. The decrease in gross profit is primarily due to lower sales, which is being driven by softening demand, and lower equipment margins. The fiscal 2025 period was also impacted by a $6.1 million non-cash, sale-leaseback finance modification expense related to the agreement to purchase 13 of our leased facilities at the end of the respective lease terms.
Construction
Construction segment revenue for the first six months of fiscal 2026 decreased 5.0% compared to the same period last year.
Our Construction segment loss before income taxes was $5.4 million for the first six months of fiscal 2026 compared to $4.6 million income before income taxes in the first six months of fiscal 2025. The decrease in segment results was primarily related to lower equipment margins compared to same period last year. The fiscal 2025 period was also impacted by a $5.1 million non-cash, sale-leaseback finance modification expense related to the agreement to purchase 13 of our leased facilities at the end of the respective lease terms. Additionally, the dollar utilization of our rental fleet decreased from 23.2% in the first six months of fiscal 2025 to 21.2% in the first six months of fiscal 2026.

Europe
Europe segment revenue for the first six months of fiscal 2026 increased 44.1% compared to the same period last year. The increase in revenue resulted from an increase in equipment demand, which was driven by a strong response to European Union stimulus programs in Romania.
Our Europe segment income before income taxes was $9.9 million for the first six months of fiscal 2026 compared to loss before income taxes of $0.9 million for the same period last year. The increase in segment pre-tax income was primarily the result of increased equipment sales as noted above.
Australia
Australia segment revenue for the first six months of fiscal 2026 decreased 29.5% compared to the same period last year. The decrease was driven by the normalization of sprayer deliveries in fiscal 2026 after having caught up on a multi-year backlog of deliveries during fiscal 2025.
Our Australia segment loss before income taxes was $2.7 million for the second quarter of fiscal 2026 compared to income before income taxes of $0.9 million in the second quarter of fiscal 2025.
Shared Resources/Eliminations
We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate most of these net expenses to our segments. Since these allocations are set early in the year, and a portion is planned to be unallocated, unallocated balances may occur. Shared Resources loss before income taxes was $2.2 million for the first six months of fiscal 2026 compared to $0.5 million for the same period last year.

Liquidity and Capital Resources
Sources of Liquidity
Our primary sources of liquidity are cash reserves, cash generated from operations, and borrowings under our floorplan and other credit facilities. We expect these sources of liquidity to be sufficient to fund our working capital requirements, acquisitions, capital expenditures and other investments in our business, service our debt, pay our tax and lease obligations and other commitments and contingencies, and meet any seasonal operating requirements for the foreseeable future. However, our borrowing capacity under our floorplan and other credit facilities is dependent on compliance with various covenants as further described in the “Risk Factors” section and Note 8, Floorplan Payable/Lines of Credit, to our Condensed Consolidated Financial Statements contained in our Annual Report on Form 10-K for fiscal 2025.
Floorplan and Working Capital Payable Credit Facilities and Equipment Inventory
As of July 31, 2025, the Company had floorplan payable lines of credit for equipment purchases totaling $1.5 billion, which is primarily comprised of a $875.0 million credit facility with CNH, a $390.0 million floorplan payable line and a $110.0 million working capital line of credit under the Bank Syndicate Agreement, and a $80.0 million credit facility with DLL Finance.
Our equipment inventory turnover was 1.7 times for the rolling 12 month period ended July 31, 2024 and July 31, 2025. Our equity in equipment inventory, which reflects the portion of our equipment inventory balance that is not financed by floorplan payables, decreased to 16.9% as of July 31, 2025 from 25.9% as of January 31, 2025.
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
During fiscal 2025, we received various letters from CNH and DLL Finance that waived the consolidated fixed charge coverage ratio covenant for the periods through January 31, 2026, and therefore as of July 31, 2025, we were not subject to this financial covenant under our CNH and DLL Finance credit agreements. We were also not subject to the fixed charge coverage ratio covenant under the Bank Syndicate Agreement as our adjusted excess availability plus eligible cash collateral (as defined therein) was not less than 15% of the lesser of (i) aggregate borrowing base and (ii) maximum credit amount as of July 31, 2025. The financial covenants also require us to maintain an adjusted debt to tangible net worth ratio of 3.5, which is measured on a quarterly basis.
While not expected to occur, if operating results were to create the likelihood of a future covenant violation, we would continue to work with our lenders on an appropriate modification or amendment to our financing arrangements.
Cash Flow
Cash Flow Provided by (Used for) Operating Activities
Net cash provided by operating activities was $49.9 million for the first six months of fiscal 2026, compared to net cash used for operating activities of $47.4 million for the six months ended July 31, 2024. The change in cash from operating activities was primarily attributable to changes in inventory and a changing mix in floorplan financing, which was partially offset by a decrease in net income for the first six months of fiscal 2026 compared to the prior year period.
Cash Flow Used for Investing Activities
Net cash used for investing activities was $24.9 million for the first six months of fiscal 2026, compared to $21.5 million for the first six months of fiscal 2025. The increase in net cash used for investing activities was primarily due to the Farmers Implement and Irrigation acquisition in the second quarter of fiscal 2026 and partially offset by the decrease of purchases of property and equipment compared to the prior year period.
Cash Flow (Used for) Provided by Financing Activities
Net cash used for financing activities was $30.0 million for the first six months of fiscal 2026 compared to net cash provided by financing activities of $62.4 million for the first six months of fiscal 2025. The change in cash from financing activities was primarily driven by lower non-manufacturing floorplan payables during the first six months of fiscal 2026.

Information Concerning Off-Balance Sheet Arrangements
As of July 31, 2025, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Therefore, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Forward-looking statements are contained in this Quarterly Report on Form 10-Q, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in our Annual Report on Form 10-K for the year ended January 31, 2025, and in other materials filed by the Company with the SEC (and included in oral statements or other written statements made by the Company).
Forward-looking statements are statements based on future expectations and specifically may include, among other things, the impact of farm income levels on customer demand for agricultural equipment and services, the general market conditions of the agricultural and construction industries, equipment inventory levels and our ability to manage inventory down to target levels and the effects of these actions on future results, and our primary liquidity sources being sufficient to meet future business needs for the foreseeable future, and the adequacy of our capital resources to provide for our liquidity needs for the next 12 months. Any statements that are not based upon historical facts, including the outcome of events that have not yet occurred and our expectations for future performance, are forward-looking statements. The words “potential,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” “plan,” “anticipate,” and similar words and expressions are intended to identify forward-looking statements. These statements are based upon the current beliefs and expectations of our management. These forward-looking statements involve important risks and uncertainties that could significantly affect anticipated results or outcomes in the future and, accordingly, actual results or outcomes may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, our ability to reduce inventory levels and improve profitability, the impact of the Russia-Ukraine conflict on our Ukrainian operations, our ability to successfully integrate and realize growth opportunities and synergies in connection with the O'Connors acquisition, the risk that we have assumed unforeseen or other liabilities in connection with the O'Connors acquisition, the impact of those conditions and obligations imposed on us under the CaseIH dealer agreements entered into in connection with our acquisition of the Heartland companies' commercial application equipment business, our substantial dependence on CNH, including CNH's ability to design, manufacture and allocate inventory to our stores in quantities necessary to satisfy our customer's demands, disruptions of supply chains and associated impacts on the Company's supply vendors and their ability to provide the Company with sufficient and timely inventory to meet customer demand, adverse market conditions in the agricultural and construction equipment industries, and those matters identified and discussed under the section titled “Risk Factors” in our Annual Report on Form 10-K for fiscal 2025. In addition to those matters, there may exist additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that may materially adversely affect our business, financial condition or results of operations and may cause results to differ materially from those contained in any forward-looking statement. Other than as required by applicable law, we disclaim any obligation to update such risks and uncertainties or to publicly announce results of revisions to any of the forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect future events or developments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates.
Interest Rate Risk
Exposure to changes in interest rates results from borrowing activities used to fund operations. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. We have both fixed and floating rate financing. Some of our floating rate credit facilities contain minimum rates of interest to be charged. Based upon our interest-bearing balances and interest rates as of July 31, 2025, holding other variables constant, a one percentage point change in interest rates for the next 12-month period would have a positive or negative impact to the pre-tax earnings and cash flow by approximately $4.6 million. At July 31, 2025, we had floorplan payables of $852.2 million, of which approximately $457.5 million was variable-rate and $394.8 million was non-interest bearing. In addition, at July 31, 2025, we had total long-term debt, including finance lease obligations, of $210.9 million, primarily all of which was fixed rate debt.
Foreign Currency Exchange Rate Risk
Our foreign currency exposures arise as the result of our foreign operations. We are exposed to transactional foreign currency exchange rate risk through our foreign entities’ holding assets and liabilities denominated in currencies other than their functional currency. In addition, the Company is exposed to foreign currency transaction risk as a result of certain intercompany financing transactions. The Company attempts to manage its transactional foreign currency exchange rate risk through the use of derivative financial instruments, primarily foreign exchange forward contracts, or through natural hedging instruments. Based upon balances and exchange rates as of July 31, 2025, holding other variables constant, we believe that a hypothetical 10% increase or decrease in all applicable foreign exchange rates would not have a material impact on our results of operations or cash flows. As of July 31, 2025, our Ukrainian subsidiary had $0.7 million of net monetary assets denominated in Ukrainian hryvnia (“UAH”). We have attempted to minimize our net monetary asset position in Ukraine through reducing overall asset levels in Ukraine and at times through borrowing in UAH which serves as a natural hedging instrument offsetting our net UAH denominated assets. Many of the currency and payment controls the National Bank of Ukraine imposed in February 2022, have been relaxed, making it more practicable to manage our UAH exposure. However, the continuation of the Russia/Ukraine conflict could lead to more significant UAH devaluations or more stringent payment controls in the future. The inability to fully manage our net monetary asset position and continued UAH devaluations for an extended period of time, could have a significant adverse impact on our results of operations and cash flows.
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
ITEM 1A.             RISK FACTORS
In addition to the other information set forth in this Quarterly Report, including the important information in “Forward-Looking Statements,” you should carefully consider the information provided under “Risk Factors” and “Information Regarding Forward Looking Statements” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025, as filed with the SEC.
ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.                DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.                MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.                OTHER INFORMATION
(c) During the fiscal quarter ended July 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6.                EXHIBITS
Exhibits - See “Exhibit Index” on page immediately prior to signatures.

EXHIBIT INDEX
TITAN MACHINERY INC.
FORM 10-Q

No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended July 31, 2025, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	September 4, 2025
TITAN MACHINERY INC.

		By	/s/ Robert Larsen
Robert Larsen
Chief Financial Officer
(Principal Financial Officer)