Form 10-Q
period 2025-10-31
Titan Machinery Inc.
filed 2025-12-04
CIK 1409171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2025
OR

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

As of December 1, 2025, 23,370,174 shares of Common Stock, $0.00001 par value, of the registrant were outstanding.

TITAN MACHINERY INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)

	October 31, 2025	January 31, 2025

Assets
Current Assets
Cash	$48,790	$35,898
Receivables, net of allowance for expected credit losses	146,732	119,814
Inventories, net	1,010,734	1,108,672
Prepaid expenses and other	21,844	28,244
Total current assets	1,228,100	1,292,628
Noncurrent Assets
Property and equipment, net of accumulated depreciation	371,657	379,690
Operating lease assets	47,674	27,935
Deferred income taxes	8,901	2,552
Goodwill	63,906	61,246
Intangible assets, net of accumulated amortization	48,448	48,306
Other	674	1,581
Total noncurrent assets	541,260	521,310
Total Assets	$1,769,360	$1,813,938

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$46,290	$37,166
Floorplan payable	739,617	755,698
Current maturities of long-term debt	21,804	10,920
Current operating lease liabilities	4,207	5,747
Deferred revenue	24,130	91,933
Accrued expenses and other	68,007	59,492
Total current liabilities	904,055	960,956
Long-Term Liabilities
Long-term debt, less current maturities	154,780	157,767
Operating lease liabilities	45,799	25,588
Finance lease liabilities	39,642	44,894
Deferred income taxes	7,380	8,818
Other long-term liabilities	5,078	1,838
Total long-term liabilities	252,679	238,905
Commitments and Contingencies
Stockholders' Equity
Common stock, par value $.00001 per share, 45,000,000 shares authorized; 23,370,174 shares issued and outstanding at October 31, 2025; 23,124,768 shares issued and outstanding at January 31, 2025	—	—
Additional paid-in-capital	265,608	262,097
Retained earnings	342,308	360,314
Accumulated other comprehensive income (loss)	4,710	(8,334)
Total stockholders' equity	612,626	614,077
Total Liabilities and Stockholders' Equity	$1,769,360	$1,813,938
 See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Revenue
Equipment	$459,912	$495,147	$1,273,014	$1,428,469
Parts	122,342	121,086	337,193	339,118
Service	48,944	51,122	141,761	143,468
Rental and other	13,312	12,469	33,305	31,145
Total Revenue	644,510	679,824	1,785,273	1,942,200
Cost of Revenue
Equipment	422,448	458,345	1,181,203	1,292,821
Parts	83,564	83,542	231,217	230,932
Service	17,678	17,833	51,767	50,753
Rental and other	9,804	9,610	25,489	23,068
Total Cost of Revenue	533,494	569,330	1,489,676	1,597,574
Gross Profit	111,016	110,494	295,597	344,626
Operating Expenses	100,474	98,773	289,539	293,087
Impairment of Goodwill	—	—	—	531
Impairment of Intangible and Long-Lived Assets	238	264	827	1,206
Income (Loss) from Operations	10,304	11,457	5,231	49,802
Other Income (Expense)
Interest and other income (expense)	3,442	3,097	5,591	(4,239)
Floorplan interest expense	(6,183)	(9,993)	(19,521)	(26,275)
Other interest expense	(4,755)	(4,286)	(14,011)	(10,479)
Income (Loss) Before Income Taxes	2,808	275	(22,710)	8,809
Provision (Benefit) for Income Taxes	1,610	(1,438)	(4,704)	1,959
Net Income (Loss)	$1,198	$1,713	$(18,006)	$6,850

Earnings (Loss) Per Share:
Basic	$0.05	$0.07	$(0.79)	$0.30
Diluted	$0.05	$0.07	$(0.79)	$0.30

Weighted Average Common Shares:
Basic	22,776	22,631	22,737	22,597
Diluted	22,780	22,631	22,737	22,599
 See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Net Income (Loss)	$1,198	$1,713	$(18,006)	$6,850
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(128)	5,821	13,044	1,354
Comprehensive Income (Loss)	$1,070	$7,534	$(4,962)	$8,204
 See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares Outstanding	Amount
Balance at January 31, 2025	23,125	$—	$262,097	$360,314	$(8,334)	$614,077
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	(39)	—	(681)	—	—	(681)
Stock-based compensation expense	—	—	1,591	—	—	1,591
Net loss	—	—	—	(13,204)	—	(13,204)
Other comprehensive income	—	—	—	—	3,661	3,661
Balance at April 30, 2025	23,086	$—	$263,007	$347,110	$(4,673)	$605,444
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	287	—	(11)	—	—	(11)
Stock-based compensation expense	—	—	1,399	—	—	1,399
Net loss	—	—	—	(6,000)	—	(6,000)
Other comprehensive income	—	—	—	—	9,511	9,511
Balance at July 31, 2025	23,373	$—	$264,395	$341,110	$4,838	$610,343
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	(3)	—	(21)	—	—	(21)
Stock-based compensation expense	—	—	1,234	—	—	1,234
Net income	—	—	—	1,198	—	1,198
Other comprehensive income	—	—	—	—	(128)	(128)
Balance at October 31, 2025	23,370	$—	$265,608	$342,308	$4,710	$612,626

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares Outstanding	Amount
Balance at January 31, 2024	22,848	$—	$258,657	$397,225	$1,760	$657,642
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	(30)	—	(794)	—	—	(794)
Stock-based compensation expense	—	—	837	—	—	837
Net income	—	—	—	9,441	—	9,441
Other comprehensive loss	—	—	—	—	(4,525)	(4,525)
Balance at April 30, 2024	22,818	$—	$258,700	$406,666	$(2,765)	$662,601
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	310	—	(51)	—	—	(51)
Stock-based compensation expense	—	—	1,262	—	—	1,262
Net loss	—	—	—	(4,304)	—	(4,304)
Other comprehensive income	—	—	—	—	58	58
Balance at July 31, 2024	23,128	$—	$259,911	$402,362	$(2,707)	$659,566
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	(2)	—	(4)	—	—	(4)
Stock-based compensation expense	—	—	1,104	—	—	1,104
Net income	—	—	—	1,713	—	1,713
Other comprehensive income	—	—	—	—	5,821	5,821
Balance at October 31, 2024	23,126	$—	$261,011	$404,075	$3,114	$668,200
See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended October 31,
	2025	2024
Operating Activities
Net (loss) income	$(18,006)	$6,850
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	28,175	28,687
Impairment	827	1,737
Deferred income taxes	(8,168)	(3,003)
Stock-based compensation expense	4,224	3,203
Noncash interest expense	734	537
Noncash lease expense	3,762	6,532
Sale-leaseback finance modification expense	—	11,159
Gain on extinguishment of debt	—	(3,585)
Other, net	(7,548)	(1,255)
Changes in assets and liabilities, net of effects of acquisitions
Receivables	(19,044)	12,541
Prepaid expenses and other assets	6,262	9,124
Inventories	120,020	(114,485)
Manufacturer floorplan payable	24,819	78,714
Deferred revenue	(68,602)	(76,838)
Accounts payable, accrued expenses and other and other long-term liabilities	16,429	(16,113)
Net Cash Provided by (Used for) Operating Activities	83,884	(56,195)
Investing Activities
Rental fleet purchases	—	(514)
Property and equipment purchases (excluding rental fleet)	(18,389)	(30,284)
Proceeds from sale of property and equipment	4,777	1,490
Acquisition consideration, net of cash acquired	(13,370)	(260)
Proceeds from business divestitures, net	9,143	—
Other, net	813	129
Net Cash Used for Investing Activities	(17,026)	(29,439)
Financing Activities
Net change in non-manufacturer floorplan payable	(56,213)	77,990
Proceeds from long-term debt borrowings	15,901	12,440
Principal payments on long-term debt and finance leases	(14,642)	(14,748)
Payment of debt issuance costs	(63)	(3,754)
Other, net	(713)	(960)
Net Cash (Used for) Provided by Financing Activities	(55,730)	70,968
Effect of Exchange Rate Changes on Cash	1,764	20
Net Change in Cash	12,892	(14,646)
Cash at Beginning of Period	35,898	38,066
Cash at End of Period	$48,790	$23,420
Supplemental Disclosures of Cash Flow Information
Cash paid during the period
Income taxes, net of refunds	$(1,349)	$5,887
Interest	$33,046	$33,899
Supplemental Disclosures of Noncash Investing and Financing Activities
Net property and equipment financed with long-term debt, finance leases, accounts payable and accrued liabilities	$(1,616)	$12,484
Long-term debt to acquire finance leases	$—	$42,182
Net transfer of assets to property and equipment from inventories	$(1,474)	$(7,626)
See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 - BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The quarterly operating results for Titan Machinery Inc. ("we", "us", "our", or the “Company”) are subject to fluctuation due to varying weather patterns and other factors influencing customer profitability, which may impact the timing and amount of equipment purchases, rentals, and after-sales parts and service purchases by the Company’s agriculture, construction and international customers. Therefore, operating results for the nine-months ended October 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2026. The information contained in the consolidated balance sheet as of January 31, 2025 was derived from the audited consolidated financial statements of the Company for the fiscal year then ended. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025, as filed with the SEC on April 7, 2025.
Nature of Business
The Company is engaged in the retail sale, service and rental of agricultural and construction machinery through its stores in the United States, Europe, and Australia. The Company’s North American stores are located in Colorado, Idaho, Iowa, Kansas, Minnesota, Nebraska, North Dakota, South Dakota, Wisconsin, and Wyoming. Internationally, the Company's European stores are located in Bulgaria, Germany, Romania, and Ukraine and the Company's Australian stores are located in New South Wales, South Australia, and Victoria in Southeastern Australia.
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
Recently issued accounting pronouncements not yet adopted
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires additional income tax disclosures in the rate reconciliation table for federal, state and foreign income taxes, in addition to more details about the reconciling items in some categories when items meet a certain quantitative threshold. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 with early adoption permitted. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in ASU 2024-03 require public entities to disclose specified information about certain costs and expenses. Additionally, in January 2025, FASB issued ASU 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date to clarify the effective date of ASU 2024-03. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated financial statements.

In May 2025, the FASB issued ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (“VIE”), which provides clarifying guidance on determining the accounting acquirer in certain transactions involving VIEs. The update aims to improve consistency and comparability in financial reporting. The guidance will be effective for annual periods beginning after December 15, 2026, including interim periods within those annual periods. Early adoption is permitted. Upon adoption, the guidance will be applied prospectively. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated financial statements.
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides all entities, including public business entities, with a practical expedient, which allows the entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when developing reasonable and supportable forecasts as part of estimating expected credit losses. The amendments in ASU No. 2025-05 should be applied prospectively and are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which amends the guidance in ASC 350-40, Intangibles - Goodwill and Other - Internal-Use Software. The amendments modernize the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. The guidance will be effective for annual periods beginning after December 15, 2027, including interim periods within those annual periods. Early adoption is permitted. Upon adoption, companies may choose to apply the guidance prospectively, modified retrospectively or full retrospectively. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated financial statements.
NOTE 2 - EARNINGS PER SHARE
The following table sets forth the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
	(in thousands, except per share data)
Numerator:
Net income (loss)	$1,198	$1,713	$(18,006)	$6,850
Allocation to participating securities	(31)	(37)	—	(119)
Net income (loss) attributable to Titan Machinery Inc. common stockholders	$1,167	$1,676	$(18,006)	$6,731
Denominator:
Basic weighted-average common shares outstanding	22,776	22,631	22,737	22,597
Plus: incremental shares from vesting of restricted stock units	4	—	—	2
Diluted weighted-average common shares outstanding	22,780	22,631	22,737	22,599

Earnings (Loss) Per Share:
Basic	$0.05	$0.07	$(0.79)	$0.30
Diluted	$0.05	$0.07	$(0.79)	$0.30

Anti-dilutive shares excluded from diluted weighted-average common shares outstanding:
Restricted stock units	—	12	15	—

NOTE 3 - REVENUE
Revenue is recognized when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration we expect to collect in exchange for those goods or services. Sales, value added and other taxes collected from our customers concurrent with our revenue activities are excluded from revenue.
The following tables present our revenue disaggregated by revenue source and segment:

	Three Months Ended October 31, 2025
	Agriculture	Construction	Europe	Australia	Total
	(in thousands)
Equipment	$297,968	$45,626	$95,871	$20,447	$459,912
Parts	85,732	12,999	17,124	6,487	122,342
Service	35,487	7,197	3,496	2,764	48,944
Other	1,148	624	209	158	2,139
Revenue from contracts with customers	420,335	66,446	116,700	29,856	633,337
Rental	606	10,255	312	—	11,173
Total revenue	$420,941	$76,701	$117,012	$29,856	$644,510

	Three Months Ended October 31, 2024
	Agriculture	Construction	Europe	Australia	Total
	(in thousands)
Equipment	$358,430	$53,770	$41,893	$41,054	$495,147
Parts	84,763	13,704	16,290	6,329	121,086
Service	37,275	7,730	3,516	2,601	51,122
Other	1,056	490	196	151	1,893
Revenue from contracts with customers	481,524	75,694	61,895	50,135	669,248
Rental	498	9,591	487	—	10,576
Total revenue	$482,022	$85,285	$62,382	$50,135	$679,824

	Nine Months Ended October 31, 2025
	Agriculture	Construction	Europe	Australia	Total
	(in thousands)
Equipment	$811,390	$134,673	$251,029	$75,922	$1,273,014
Parts	231,981	38,693	46,566	19,953	337,193
Service	103,062	21,206	9,561	7,932	141,761
Other	3,157	1,342	1,151	580	6,230
Revenue from contracts with customers	1,149,590	195,914	308,307	104,387	1,758,198
Rental	1,492	24,903	680	—	27,075
Total revenue	$1,151,082	$220,817	$308,987	$104,387	$1,785,273

	Nine Months Ended October 31, 2024
	Agriculture	Construction	Europe	Australia	Total
	(in thousands)
Equipment	$1,009,699	$153,710	$138,537	$126,523	$1,428,469
Parts	235,159	36,583	46,220	21,156	339,118
Service	104,787	21,744	9,350	7,587	143,468
Other	2,931	1,327	546	586	5,390
Revenue from contracts with customers	1,352,576	213,364	194,653	155,852	1,916,445
Rental	1,168	23,607	980	—	25,755
Total revenue	$1,353,744	$236,971	$195,633	$155,852	$1,942,200

Unbilled Receivables and Deferred Revenue
Unbilled receivables from contracts with customers amounted to $33.2 million and $24.6 million as of October 31, 2025 and January 31, 2025, respectively. This increase in unbilled receivables is primarily the result of a seasonal increase in the volume of our service transactions in which we recognize revenue as our work is performed and prior to customer invoicing.
Deferred revenue from contracts with customers amounted to $23.9 million and $91.7 million as of October 31, 2025 and January 31, 2025, respectively. Our deferred revenue most often increases in the fourth quarter of each fiscal year due to a higher level of customer down payments or prepayments and longer time periods between customer payment and delivery of the equipment asset, and the related recognition of equipment revenue, prior to its seasonal use. During the nine months ended October 31, 2025 and 2024, the Company recognized $88.9 million and $112.1 million, respectively, of revenue that was included in the deferred revenue balance as of January 31, 2025 and January 31, 2024, respectively. No material amount of revenue was recognized during the nine months ended October 31, 2025 or 2024 from performance obligations satisfied in previous periods.
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

	October 31, 2025	January 31, 2025
	(in thousands)
Trade and unbilled receivables from contracts with customers
Trade receivables due from customers	$73,056	$49,777
Unbilled receivables	33,243	24,584
Less allowance for expected credit losses	(2,683)	(1,994)
	103,616	72,367

Short-term receivables due from finance companies	14,507	16,793

Trade and unbilled receivables from rental contracts
Trade receivables	4,905	4,015
Unbilled receivables	1,282	580
Less allowance for expected credit losses	(583)	(578)
	5,604	4,017
Other receivables
Due from manufacturers	22,316	25,692
Other	689	945
	23,005	26,637
Receivables, net of allowance for expected credit losses	$146,732	$119,814
Following is a summary of allowance for credit losses on trade and unbilled accounts receivable by segment:

	Agriculture	Construction	Europe	Australia	Total
	(in thousands)
Balance at January 31, 2025	$605	$209	$1,132	48	$1,994
Current expected credit loss provision	109	43	686	67	905
Write-offs charged against allowance	(285)	(101)	—	(28)	(414)
Credit loss recoveries collected	27	9	17	—	53
Foreign exchange impact	—	—	142	3	145
Balance at October 31, 2025	$456	$160	$1,977	$90	$2,683

	Agriculture	Construction	Europe	Australia	Total
	(in thousands)
Balance at January 31, 2024	$164	$177	$2,638	59	$3,038
Current expected credit loss provision	340	174	(41)	19	492
Write-offs charged against allowance	(86)	(185)	(39)	(17)	(327)
Credit loss recoveries collected	10	86	99	3	198
Foreign exchange impact	—	—	10	2	12
Balance at October 31, 2024	$428	$252	$2,667	$66	$3,413

The following table presents impairment losses (recoveries) on receivables arising from sales contracts with customers and receivables arising from rental contracts reflected in Operating Expenses in the Condensed Consolidated Statements of Operations:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
	(in thousands)
Impairment losses (recoveries) on:
Receivables from sales contracts	$465	$283	$857	$497
Receivables from rental contracts	29	(9)	84	121
	$494	$274	$941	$618
NOTE 5 - INVENTORIES

	October 31, 2025	January 31, 2025
	(in thousands)
New equipment	$610,538	$611,916
Used equipment	218,331	313,867
Parts and attachments	176,788	177,719
Work in process	5,077	5,170
	$1,010,734	$1,108,672
NOTE 6 - PROPERTY AND EQUIPMENT

	October 31, 2025	January 31, 2025
	(in thousands)
Rental fleet equipment	$71,471	$76,447
Machinery and equipment	38,833	38,306
Vehicles	120,021	114,402
Furniture and fixtures	31,024	29,840
Land, buildings, and leasehold improvements	293,195	288,761
	554,544	547,756
Less accumulated depreciation	(182,887)	(168,066)
	$371,657	$379,690
The Company includes depreciation expense related to its rental fleet and its trucking fleet for hauling equipment in Cost of Revenue in the Condensed Consolidated Statements of Operations, which was $2.5 million and $2.8 million for the three months ended October 31, 2025 and 2024, respectively, and $6.6 million and $7.1 million for the nine months ended October 31, 2025 and 2024, respectively. All other depreciation expense is included in Operating Expenses in the Condensed Consolidated Statements of Operations, which was $6.3 million for the three months ended October 31, 2025 and 2024, and $18.6 million and $18.4 million for the nine months ended October 31, 2025 and 2024, respectively
The Company reviews its long-lived assets for potential impairment whenever events or circumstances indicate that the carrying value of the long-lived asset (or asset group) may not be recoverable.
In the nine months ended October 31, 2025, the Company determined, based on changing expectations regarding the future use of certain long-lived assets, that the $107.3 million carrying value of certain assets may not be fully recoverable. Accordingly, the Company performed an impairment analysis and estimated the fair value of the asset using an income approach. For the nine months ended October 31, 2025 the Company recognized total impairment charges of $0.8 million, of which $0.7 million was within the Agriculture segment and $0.1 million was within the Construction segment. These impairment charges are reflected in the Impairment of Intangibles and Long-Lived Assets amount in the Condensed Consolidated Statements of Operations.

In the nine months ended October 31, 2024, the Company determined, based on changing expectations regarding the future use of certain long-lived assets, that the $15.4 million carrying value of certain assets may not be fully recoverable. Accordingly, the Company performed an impairment analysis and estimated the fair value of the asset using an income approach. For the nine months ended October 31, 2024, the Company recognized total impairment charges of $1.2 million, of which $0.2 million was within the Agriculture segment, $0.1 million was within the Construction segment and $0.9 million was within the Europe segment. These impairment charges are reflected in the Impairment of Intangibles and Long-Lived Assets amount in the Condensed Consolidated Statements of Operations.
NOTE 7 - INTANGIBLE ASSETS AND GOODWILL
Finite-Lived Intangible Assets
The Company's finite-lived intangible assets consist of customer relationships and covenants not to compete. The following is a summary of intangible assets with finite lives as of October 31, 2025 and January 31, 2025:

	October 31, 2025			January 31, 2025
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)			(in thousands)
Covenants not to compete	$904	$(596)	$308	$1,125	$(642)	$483
Customer relationships	11,495	(3,428)	8,067	11,137	(2,278)	8,859
	$12,399	$(4,024)	$8,375	$12,262	$(2,920)	$9,342
Total expense related to the amortization of intangible assets, which is recorded in Operating Expenses in the Condensed Consolidated Statements of Operations, was $0.5 million for three months ended October 31, 2025 and 2024. Total expense related to the amortization of intangible assets, which is recorded in Operating Expenses in the Condensed Consolidated Statements of Operations, was $1.4 million and $1.5 million for the nine months ended October 31, 2025 and 2024, respectively.
The Company performed an impairment test in the nine months ended October 31, 2024, with respect to its German subsidiary's intangibles assets and recorded an impairment charge of $0.1 million within the Europe segment, which is included in Impairment of Intangible and Long-Lived Assets in the Condensed Consolidated Statements of Operations.
Future amortization expense, as of October 31, 2025, is expected to be as follows:
Fiscal Year Ending January 31,

Amount
(in thousands)
2026 (remainder)	$458
2027	1,819
2028	1,702
2029	1,615
2030	1,589
Thereafter	1,192
$8,375
Indefinite-Lived Intangible Assets
The Company's indefinite-lived intangible assets consist of distribution rights assets. The following is a summary of the changes in indefinite-lived intangible assets, by segment, for the nine months ended October 31, 2025:

	Agriculture	Construction	Australia	Total
	(in thousands)
January 31, 2025	$18,154	$72	$20,738	$38,964
Foreign currency translation	—	—	1,109	1,109
October 31, 2025	$18,154	$72	$21,847	$40,073

Goodwill
The following presents changes in the carrying amount of goodwill, by segment, for the nine months ended October 31, 2025:

	Agriculture	Australia	Total
	(in thousands)
January 31, 2025	$37,820	$23,426	$61,246
Arising from business combinations	1,400	—	1,400
Foreign currency translation	—	1,260	1,260
October 31, 2025	$39,220	$24,686	$63,906
The Company performed an interim impairment test in the nine months ended October 31, 2024 for the German reporting unit. Under the impairment test, the fair value of the reporting unit is estimated using an income approach in which a discounted cash flow analysis is utilized, which includes a five-year forecast of future operating performance for the reporting unit and a terminal value that estimates sustained long-term growth. The discount rate applied to the estimated future cash flows reflects an estimate of the weighted-average cost of capital of comparable companies.
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
NOTE 8 - FLOORPLAN PAYABLE/LINES OF CREDIT
As of October 31, 2025, the Company had floorplan and working capital lines of credit totaling $1.5 billion, which is primarily comprised of three floorplan lines of credit: (i) $875.0 million credit facility with CNH Industrial N.V. (“CNH”), (ii) $390.0 million floorplan line of credit and $110.0 million working capital line of credit under its credit agreement with a syndicate of banks (“Bank Syndicate Agreement”), and (iii) $80.0 million credit facility with DLL Finance LLC (“DLL Finance”).
The Company's outstanding balances of floorplan lines of credit as of October 31, 2025 and January 31, 2025, consisted of the following:

	October 31, 2025	January 31, 2025
	(in thousands)
CNH	$548,158	$520,927
Bank Syndicate Agreement Floorplan Loan	99,410	127,154
DLL Finance	31,920	37,859
Other outstanding balances with manufacturers and non-manufacturers	60,129	69,758
	$739,617	$755,698
As of October 31, 2025, the interest-bearing floorplan payables carried a variable interest rate with a range of 3.08% to 9.15% compared to a range of 4.06% to 9.15% as of January 31, 2025. The Company had non-interest-bearing floorplan payables of $332.5 million and $302.4 million, as of October 31, 2025 and January 31, 2025, respectively.

NOTE 9 - LONG TERM DEBT
The following is a summary of the Company's long-term debt as of October 31, 2025 and January 31, 2025:

Description	Maturity Dates	Interest Rates	October 31, 2025	January 31, 2025
			(in thousands)
Mortgage loans, secured	Various through May 2039	2.1% to 7.5%	$133,749	$129,604
Sale-leaseback financing obligations	December 2028 to December 2030	6.1% to 6.2%	9,623	9,804
Vehicle loans, secured	Various through February 2031	2.1% to 7.6%	26,941	27,198
Other	November 2025 to September 2028	6.1% to 6.7%	6,271	2,081
Total debt			176,584	168,687
Less: current maturities			(21,804)	(10,920)
Long-term debt			$154,780	$157,767

NOTE 10 - DERIVATIVE INSTRUMENTS
The Company holds derivative instruments for the purpose of minimizing exposure to fluctuations in foreign currency exchange rates to which the Company is exposed in the normal course of its operations.
From time to time, the Company uses foreign currency forward contracts to hedge the effects of fluctuations in exchange rates on outstanding intercompany loans. The Company does not formally designate and document such derivative instruments as hedging instruments; however, the instruments are an effective economic hedge of the underlying foreign currency exposure. Both the gain or loss on the derivative instrument and the offsetting gain or loss on the underlying intercompany loan are recognized in earnings immediately, thereby eliminating or reducing the impact of foreign currency exchange rate fluctuations on net income. The Company's foreign currency forward contracts generally have one-month to three-month maturities. The notional value of outstanding foreign currency contracts was $38.4 million and $46.1 million as of October 31, 2025 and January 31, 2025, respectively.
As of October 31, 2025 and January 31, 2025, the fair value of the Company's outstanding derivative instruments was not material. Derivative instruments recognized as assets are recorded in Prepaid expenses and other in the Condensed Consolidated Balance Sheets, and derivative instruments recognized as liabilities are recorded in Accrued expenses and other in the Condensed Consolidated Balance Sheets.
The following table sets forth the gains and losses recognized in income from the Company’s derivative instruments for the three and nine months ended October 31, 2025 and 2024. Gains and losses are recognized in Interest and other income (expense) in the Condensed Consolidated Statements of Operations:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
	(in thousands)
Foreign currency contract (loss) gain	$(379)	$(114)	$(2,565)	$14

NOTE 11 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following is a summary of the changes in accumulated other comprehensive income (loss), by component, for the nine month periods ended October 31, 2025 and 2024:

	Foreign Currency Translation Adjustment	Net Investment Hedging Gain	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, January 31, 2025	$(11,045)	$2,711	$(8,334)
Other comprehensive income	3,661	—	3,661
Balance, April 30, 2025	(7,384)	2,711	(4,673)
Other comprehensive income	9,511	—	9,511
Balance, July 31, 2025	2,127	2,711	4,838
Other comprehensive loss	(128)	—	(128)
Balance, October 31, 2025	$1,999	$2,711	$4,710

	Foreign Currency Translation Adjustment	Net Investment Hedging Gain	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, January 31, 2024	$(951)	$2,711	$1,760
Other comprehensive income	(4,525)	—	(4,525)
Balance, April 30, 2024	(5,476)	2,711	(2,765)
Other comprehensive income	58	—	58
Balance, July 31, 2024	(5,418)	2,711	(2,707)
Other comprehensive income	5,821	—	5,821
Balance, October 31, 2024	$403	$2,711	$3,114
NOTE 12 - LEASES
As Lessor
Revenue generated from leasing activities is disclosed, by segment, in Note 3, Revenue. The following is the balance of our dedicated rental fleet assets, included in Property and equipment, net of accumulated depreciation in the Condensed Consolidated Balance Sheets, of our Construction segment as of October 31, 2025 and January 31, 2025:

	October 31, 2025	January 31, 2025
	(in thousands)
Rental fleet equipment	$71,471	$76,447
Less accumulated depreciation	(25,749)	(26,327)
	$45,722	$50,120

NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS
As of October 31, 2025, the fair value of the Company's foreign currency contracts, which are either assets or liabilities measured at fair value on a recurring basis, was not material. These foreign currency contracts were valued using a discounted cash flow analysis, which is an income approach, utilizing readily observable market data as inputs, which is classified as a Level 2 fair value measurement.
The Company also has financial instruments that are not recorded at fair value in the Condensed Consolidated Balance Sheets, including cash, receivables, payables and long-term debt. The carrying amounts of these financial instruments approximated their fair values as of October 31, 2025 and January 31, 2025. The fair value of these financial instruments was estimated based on Level 2 fair value inputs. The estimated fair value of the Company's Level 2 long-term debt, which is provided for disclosure purposes only, is as follows:

	October 31, 2025	January 31, 2025
	(in thousands)
Carrying amount	$166,961	$158,883
Fair value	$151,446	$145,010
NOTE 14 - INCOME TAXES
The effective tax rate was 57.3% and 522.9% for the three months ended October 31, 2025 and 2024, respectively. The effective tax rate was 20.7% and 22.2% for the nine months ended October 31, 2025 and 2024, respectively. The effective tax rate is subject to variation of the impact of several items, mainly the vesting of share-based compensation, the mix of domestic and foreign income and the impact of the recognition of valuation allowance on our foreign deferred tax assets.
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
On October 1, 2025, the Company acquired Bellevue Machinery within its Australia segment. This acquired New Holland agriculture dealership complex consists of two locations in the cities of Swan Hill and Warracknabeal, in the State of Victoria. Immediately upon acquisition, these locations were merged into the locations already owned by the Company in the same cities. This acquisition now allows the Company to sell the CaseIH and New Holland brand at six of the Company’s 15 locations in Australia. The Company expects the sales of these two acquired locations to be shown within its same-store sales information, as this acquisition expands the brands being offered by the Company at its current locations. Same-store sales are sales by stores that were part of the Company for the entire comparable period in the current and preceding fiscal years.
Each of the Company’s foreign subsidiaries has fiscal quarters and a fiscal year-end that align with the calendar quarterly periods and year-end. The quarterly and annual financial statements of all of the Company's foreign subsidiaries are consolidated into the Company’s U.S. quarterly and annual fiscal periods that end on April 30, July 31, October 31 and January 31. Accordingly, the October 1, 2025 foreign acquisition of Bellevue Machinery is a fourth quarter of fiscal 2026 transaction, and therefore no amounts were recognized in the consolidated financial statements of the Company for the quarter ended October 31, 2025. This acquisition is not considered material to the Company's consolidated financial results.

Fiscal 2025
The Company acquired Gose Landtechnik e.K. on March 1, 2024, which consists of one location in Germany and is included in the Europe segment. This acquisition is not considered material to the Company's consolidated financial results during the nine months ended October 31, 2024 and has been included in the Condensed Consolidated Financial Statements from the date of the acquisition.
NOTE 16 - CONTINGENCIES
The Company is engaged in legal proceedings incidental to the normal course of business. Due to their nature, these legal proceedings involve inherent uncertainties, including but not limited to, court rulings, negotiations between affected parties and governmental intervention. Based upon the information available to the Company and discussions with legal counsel, the Company expects that the outcome of these various legal actions and claims will not have a material impact on its financial position, results of operations or cash flows. These matters, however, are subject to many uncertainties, and the outcome of any matter is not predictable.
The Company has been named a co-defendant in a court case filed in Colorado district court, arising out of an accident that occurred during the transportation of a piece of Titan owned equipment by an independent third-party contractor motor carrier. A reasonable estimate of the possible loss or range of loss cannot be made at this time. Management believes the range of reasonable possible losses, net of insurance recoveries, will not have a material effect on our results of operations or financial condition.
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
Net sales and long-lived assets by geographic area were as follows:

	Revenue
	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
United States	$497,642	$567,307	$1,371,899	$1,590,715
Australia	29,856	50,135	104,387	155,852
Other international countries	117,012	62,382	308,987	195,633
	$644,510	$679,824	$1,785,273	$1,942,200

	Long-lived assets
	October 31, 2025	January 31, 2025
	(in thousands)
United States	$371,120	$363,672
Australia	26,866	24,512
Other international countries	22,008	20,323
	$419,994	$408,507

Certain financial information for each of the Company's business segments is set forth below.

	Three Months Ended October 31, 2025
	(in thousands)
	Agriculture	Construction	Europe	Australia	Total
Revenue
Equipment	$297,968	$45,626	$95,871	$20,447	$459,912
Parts	85,732	12,999	17,124	6,487	122,342
Service	35,487	7,197	3,496	2,764	48,944
Rental and other	1,754	10,879	521	158	13,312
	$420,941	$76,701	$117,012	$29,856	$644,510
Cost of Revenue
Equipment	$277,148	$41,822	$84,638	$18,841
Parts	57,112	9,414	12,567	4,470
Service	12,798	2,259	1,673	948
Rental and other	1,323	7,892	376	213
Operating expense	63,396	14,527	13,364	8,163
Impairment charge (1)	124	114	—	—
Floorplan interest expense	3,965	1,166	604	424
Other segment expense (income), net (2)	(1,034)	1,222	274	567
Segment income (loss) before taxes	$6,109	$(1,715)	$3,516	$(3,770)	$4,140
Shared resources unallocated expense					(1,332)
Income before taxes					$2,808

Depreciation and amortization	$4,274	$3,022	$951	$865
Capital expenditures	$962	$832	$366	$416	$2,576
Shared Resources Capital expenditures (3)					159
Total Capital expenditures					$2,735
(1) Impairment charge related to long-lived assets.
(2) Balance consists of other interest income (expense) and foreign currency.
(3) Shared Resources balance includes construction in process activity for Agriculture and Construction.

	Three Months Ended October 31, 2024
	(in thousands)
	Agriculture	Construction	Europe	Australia	Total
Revenue
Equipment	$358,430	$53,770	$41,893	$41,054	$495,147
Parts	84,763	13,704	16,290	6,329	121,086
Service	37,275	7,730	3,516	2,601	51,122
Rental and other	1,554	10,081	683	151	12,469
	$482,022	$85,285	$62,382	$50,135	$679,824
Cost of Revenue
Equipment	$337,126	$48,276	$36,471	$36,472
Parts	57,290	9,912	12,215	4,125
Service	12,845	2,294	1,726	968
Rental and other	1,642	7,291	480	197
Operating expense	64,719	15,723	10,578	7,807
Impairment charge (1)	135	129	—	—
Floorplan interest expense	6,434	1,653	1,083	431
Other segment expense (income), net (2)	(45)	948	1,024	433
Segment income (loss) before taxes	$1,876	$(941)	$(1,195)	$(298)	$(558)
Shared resources unallocated expense					833
Income before taxes					$275

Depreciation and amortization	$3,732	$3,081	$941	$870
Capital expenditures	$1,636	$—	$593	$611	$2,840
Shared Resources Capital expenditures (3)					5,270
Total Capital expenditures					$8,110
(1) Impairment charge related to goodwill, intangible and long-lived assets.
(2) Balance consists of other interest income (expense) and foreign currency.
(3) Shared Resources balance includes construction in process activity for Agriculture and Construction.

	Nine Months Ended October 31, 2025
	(in thousands)
	Agriculture	Construction	Europe	Australia	Total
Revenue
Equipment	$811,390	$134,673	$251,029	$75,922	$1,273,014
Parts	231,981	38,693	46,566	19,953	337,193
Service	103,062	21,206	9,561	7,932	141,761
Rental and other	4,649	26,245	1,831	580	33,305
	$1,151,082	$220,817	$308,987	$104,387	$1,785,273
Cost of Revenue
Equipment	$774,617	$123,799	$214,632	$68,156
Parts	155,221	27,684	34,546	13,766
Service	37,407	6,797	4,890	2,673
Rental and other	4,478	19,065	1,236	709
Operating expense	182,436	43,256	36,722	22,676
Impairment charge (1)	713	114	—	—
Floorplan interest expense	12,202	3,579	2,007	1,496
Other segment expense (income), net (2)	2,974	3,633	1,581	1,349
Segment (loss) income before taxes	$(18,966)	$(7,110)	$13,373	$(6,438)	$(19,141)
Shared resources unallocated expense					(3,569)
Loss before taxes					$(22,710)

Depreciation and amortization	$12,807	$7,933	$2,673	$2,545
Capital expenditures	$4,106	$6,180	$1,421	$1,611	$13,318
Shared Resources Capital expenditures (3)					5,071
Total Capital expenditures					$18,389
(1) Impairment charge related to long-lived assets.
(2) Balance consists of other interest income (expense) and foreign currency.
(3) Shared Resources balance includes construction in process activity for Agriculture and Construction.

	Nine Months Ended October 31, 2024
	(in thousands)
	Agriculture	Construction	Europe	Australia	Total
Revenue
Equipment	$1,009,699	$153,710	$138,537	$126,523	$1,428,469
Parts	235,159	36,583	46,220	21,156	339,118
Service	104,787	21,744	9,350	7,587	143,468
Rental and other	4,099	24,934	1,526	586	31,145
	$1,353,744	$236,971	$195,633	$155,852	$1,942,200
Cost of Revenue
Equipment	$925,815	$135,542	$119,193	$112,271
Parts	157,002	25,843	34,001	14,085
Service	36,822	6,439	4,806	2,685
Rental and other	4,124	17,337	927	682
Operating expense	191,650	45,775	32,161	22,521
Impairment charge (1)	135	129	1,473	—
Floorplan interest expense	16,160	4,025	3,136	1,671
Sale-leaseback financing expense	6,067	5,092	—	—
Other segment expense (income), net (2)	413	2,355	2,051	1,359
Segment income (loss) before taxes	$15,556	$(5,566)	$(2,115)	$578	$8,453
Shared resources unallocated expense					356
Income before taxes					$8,809

Depreciation and amortization	$10,508	$7,833	$2,777	$2,631
Capital expenditures	$14,972	$4,740	$3,290	$2,641	$25,643
Shared Resources Capital expenditures (3)					4,641
Total Capital expenditures					$30,284
(1) Impairment charge related to goodwill, intangible and long-lived assets.
(2) Balance consists of other interest income (expense) and foreign currency.
(3) Shared Resources balance includes construction in process activity for Agriculture and Construction.

	Total Assets
	October 31, 2025	January 31, 2025
	(in thousands)
Agriculture	$996,432	$1,060,180
Construction	246,698	252,471
Europe	267,904	248,282
Australia	205,946	192,331
Shared Resources Assets (1)	$52,380	$60,674
	$1,769,360	$1,813,938
(1) Agriculture and Construction cash balances are held at Shared Resources.
NOTE 18 - SUBSEQUENT EVENTS
On November 6, 2025, the Company signed definitive agreements to divest its dealership operations in Germany through two separate asset sale transactions with the existing New Holland dealers in the region. The planned divestitures support CNH’s dual-brand strategy and align with the Company’s ongoing focus on optimizing its global footprint to enhance returns on invested capital. The transactions are expected to close in the first quarter of fiscal 2027, subject to customary closing conditions and regulatory approvals. Upon completion, the Company expects to recognize an aggregate pre-tax loss on sale of approximately $2.0 million to $4.0 million.

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim unaudited Condensed Consolidated Financial Statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025.
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
For the third quarter of fiscal 2026, our net income was $1.2 million, or $0.05 per diluted share, compared to a fiscal 2025 third quarter net income of $1.7 million, or $0.07 per diluted share. Significant factors impacting the quarterly comparisons were:
•Revenue in the third quarter of fiscal 2026 decreased by 5.2% compared to the third quarter of fiscal 2025. The revenue decrease was led by softening of demand for equipment purchases due to decline in total crop receipts over the past few years which is expected to continue in 2025.
•Gross profit margin increased to 17.2% for the third quarter of fiscal 2026, as compared to 16.3% for the third quarter of fiscal 2025. The increase was primarily related to an equipment gross profit margin increase from 7.4% in the third quarter of fiscal 2025 to 8.1% in the third quarter of fiscal 2026, which was impacted by a $3.7 million benefit recognized on the expected achievement of annual manufacturer incentive programs. No such accrual was recorded in third quarter of fiscal 2025.
•Floorplan interest expense decreased by $3.8 million in the third quarter of fiscal 2026 as compared to the same period in fiscal 2025. The decrease is primarily due to lower interest-bearing inventory levels as well as lower variable interest rates.

Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are included in Item7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended January 31, 2025. There have been no changes in our critical accounting policies and estimates since January 31, 2025.
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

Results of Operations
The results presented below include the operating results of each acquisition made during these periods, from the date of acquisition, as well as the operating results of any stores closed or divested during these periods, up to the date of the store closure. The period-to-period comparisons included below are not necessarily indicative of future results. Segment information is provided later in the discussion and analysis of our results of operations. Additional information regarding our segments is included in Note 17, Business Segment and Geographic Information, to our Condensed Consolidated Financial Statements in Item 1 of Part 1 of this Quarterly Report on Form 10-Q.
Comparative financial data for each of our four sources of revenue are expressed below.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
	(dollars in thousands)		(dollars in thousands)
Equipment
Revenue	$459,912	$495,147	$1,273,014	$1,428,469
Cost of revenue	422,448	458,345	1,181,203	1,292,821
Gross profit	$37,464	$36,802	$91,811	$135,648
Gross profit margin	8.1%	7.4%	7.2%	9.5%
Parts
Revenue	$122,342	$121,086	$337,193	$339,118
Cost of revenue	83,564	83,542	231,217	230,932
Gross profit	$38,778	$37,544	$105,976	$108,186
Gross profit margin	31.7%	31.0%	31.4%	31.9%
Service
Revenue	$48,944	$51,122	$141,761	$143,468
Cost of revenue	17,678	17,833	51,767	50,753
Gross profit	$31,266	$33,289	$89,994	$92,715
Gross profit margin	63.9%	65.1%	63.5%	64.6%
Rental and other
Revenue	$13,312	$12,469	$33,305	$31,145
Cost of revenue	9,804	9,610	25,489	23,068
Gross profit	$3,508	$2,859	$7,816	$8,077
Gross profit margin	26.4%	22.9%	23.5%	25.9%

The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Revenue
Equipment	71.4%	72.8%	71.3%	73.5%
Parts	19.0%	17.8%	18.9%	17.5%
Service	7.6%	7.5%	7.9%	7.4%
Rental and other	2.0%	1.9%	1.9%	1.6%
Total Revenue	100.0%	100.0%	100.0%	100.0%
Total Cost of Revenue	82.8%	83.7%	83.4%	82.3%
Gross Profit Margin	17.2%	16.3%	16.6%	17.7%
Operating Expenses	15.6%	14.5%	16.2%	15.1%
Impairment of Intangible and Long-Lived Assets	—%	—%	—%	0.1%
Income (Loss) from Operations	1.6%	1.7%	0.3%	2.6%
Other Expense	(1.2)%	(1.6)%	(1.6)%	(2.1)%
Income (Loss) Before Income Taxes	0.4%	—%	(1.3)%	0.5%
Provision (Benefit) for Income Taxes	0.2%	(0.2)%	(0.3)%	0.1%
Net Income (Loss)	0.2%	0.3%	(1.0)%	0.4%
Three Months Ended October 31, 2025 Compared to Three Months Ended October 31, 2024
Consolidated Results
Revenue

	Three Months Ended October 31,		Increase/	Percent
	2025	2024	(Decrease)	Change
	(dollars in thousands)
Equipment	$459,912	$495,147	$(35,235)	(7.1)%
Parts	122,342	121,086	1,256	1.0%
Service	48,944	51,122	(2,178)	(4.3)%
Rental and other	13,312	12,469	843	6.8%
Total Revenue	$644,510	$679,824	$(35,314)	(5.2)%
Total revenue for the third quarter of fiscal 2026 decreased by 5.2%, or $35.3 million, compared to the same period last year. The decrease was primarily attributable to challenging industry conditions, including decreases in agricultural commodity prices and projected total crop receipts, which negatively impacted customer sentiment. This was partially offset by Romania increased sales driven by EU subvention funds which stimulated strong demand for certain types of equipment purchases.

	Three Months Ended October 31,		Increase/	Percent
	2025	2024	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$37,464	$36,802	$662	1.8%
Parts	38,778	37,544	1,234	3.3%
Service	31,266	33,289	(2,023)	(6.1)%
Rental and other	3,508	2,859	649	22.7%
Total Gross Profit	$111,016	$110,494	$522	0.5%
Gross Profit Margin
Equipment	8.1%	7.4%	0.7%	9.5%
Parts	31.7%	31.0%	0.7%	2.3%
Service	63.9%	65.1%	(1.2)%	(1.8)%
Rental and other	26.4%	22.9%	3.5%	15.3%
Total Gross Profit Margin	17.2%	16.3%	0.9%	5.5%
Gross Profit Mix
Equipment	33.7%	33.3%	0.4%	1.2%
Parts	34.9%	34.0%	0.9%	2.6%
Service	28.2%	30.1%	(1.9)%	(6.3)%
Rental and other	3.2%	2.6%	0.6%	23.1%
Total Gross Profit Mix	100.0%	100.0%
Gross profit for the third quarter of fiscal 2026 increased 0.5%, or $0.5 million, compared to the same period last year. Gross profit margin increased to 17.2% in the current quarter compared to 16.3% in the prior year quarter. The increase in gross profit margin was primarily driven by a $3.7 million benefit recognized on the expected achievement of annual manufacturer incentive programs. No such accrual was recorded in the third quarter of fiscal 2025.
Our Company-wide absorption rate was 82.8% for the third quarter of fiscal 2026 compared to 82.5% during the same period last year.
Operating Expenses

	Three Months Ended October 31,		Increase/	Percent
	2025	2024	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$100,474	$98,773	$1,701	1.7%
Operating Expenses as a Percentage of Revenue	15.6%	14.5%	1.1%	7.6%
Our operating expenses in the third quarter of fiscal 2026 increased 1.7% as compared to the same period last year. Operating expenses as a percentage of revenue increased to 15.6% in the third quarter of fiscal 2026 from 14.5% in the third quarter of fiscal 2025.

Impairment Charges

	Three Months Ended October 31,		Increase/	Percent
	2025	2024	(Decrease)	Change
	(dollars in thousands)
Impairment of Intangible and Long-Lived Assets	$238	$264	$(26)	(9.8)%
*n/m - not meaningful
In the third quarter of fiscal 2026, we recognized $0.2 million in impairment expense related to long-lived assets in our Agriculture segment.
In the third quarter of fiscal 2025, we recognized $0.3 million in impairment expense related to other intangible and long-lived assets, of which $0.2 million was within the Agriculture segment and $0.1 million was within the Construction segment.
Other Income (Expense)

	Three Months Ended October 31,		Increase/	Percent
	2025	2024	(Decrease)	Change
	(dollars in thousands)
Interest and other income (expense)	$3,442	$3,097	$345	(11.1)%
Floorplan interest expense	$(6,183)	$(9,993)	$(3,810)	(38.1)%
Other interest expense	$(4,755)	$(4,286)	$469	10.9%
*n/m - not meaningful
Floorplan interest expense decreased in the third quarter of fiscal 2026 compared to the same period last year due to lower interest-bearing inventory levels as well as a lower variable interest rates.
Provision (Benefit) for Income Taxes

	Three Months Ended October 31,		Increase/	Percent
	2025	2024	(Decrease)	Change
	(dollars in thousands)
Provision (Benefit) for Income Taxes	$1,610	$(1,438)	$3,048	(212.0)%
*n/m - not meaningful
Our effective tax rate was 57.3% and 522.9% for the three months ended October 31, 2025 and 2024, respectively. The effective tax rate in both periods was impacted by several items, including the vesting of share-based compensation, the mix of domestic and foreign income, and the recognition of valuation allowances on foreign deferred tax assets.

Segment Results
Certain financial information for our Agriculture, Construction, Europe and Australia business segments is presented below. “Shared Resources” in the table below refers to the various unallocated income/(expense) items that we have retained at the general corporate level. Revenue between segments is immaterial.

	Three Months Ended October 31,		Increase/	Percent
	2025	2024	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$420,941	$482,022	$(61,081)	(12.7)%
Construction	76,701	85,285	(8,584)	(10.1)%
Europe	117,012	62,382	54,630	87.6%
Australia	29,856	50,135	(20,279)	(40.4)%
Total	$644,510	$679,824	$(35,314)	(5.2)%

Income (Loss) Before Income Taxes
Agriculture	$6,109	$1,876	$4,233	225.6%
Construction	(1,715)	(941)	(774)	82.3%
Europe	3,516	(1,195)	4,711	n/m
Australia	(3,770)	(298)	(3,472)	n/m
Segment Income (Loss) Before Income Taxes	4,140	(558)	4,698	n/m
Shared Resources	(1,332)	833	(2,165)	n/m
Total	$2,808	$275	$2,533	n/m
*n/m - not meaningful
Agriculture
Agriculture segment revenue for the third quarter of fiscal 2026 decreased 12.7% compared to the same period last year, which was primarily driven by a decrease in equipment revenue. This decrease resulted from challenging industry conditions, such as lower agricultural commodity prices and projected total crop receipts, which negatively affected customer sentiment in the third quarter of fiscal 2026, as compared to the same period in the prior year. Changes in actual or anticipated crop receipts and farmer profitability generally have a direct correlation with the retail demand for equipment.
Agriculture segment income before income taxes for the third quarter of fiscal 2026 was $6.1 million compared to $1.9 million for the third quarter of fiscal 2025. The improvement in segment results was led by lower floorplan interest expense and lower operating expenses compared to the prior year.
Construction
Construction segment revenue for the third quarter of fiscal 2026 decreased 10.1% compared to the same period last year. The decrease in revenue was driven by the softening of equipment demand.
Our Construction segment loss before income taxes was $1.7 million for the third quarter of fiscal 2026 compared to $0.9 million in the third quarter of fiscal 2025. The dollar utilization of our rental fleet decreased from 26.2% in the third quarter of fiscal 2025 to 25.5% in the third quarter of fiscal 2026.
Europe
Europe segment revenue for the third quarter of fiscal 2026 increased 87.6% compared to the same period last year. The increase in revenue resulted from an increase in equipment demand, which was driven by a strong response to European Union stimulus programs in Romania.
Our Europe segment income before income taxes was $3.5 million for the third quarter of fiscal 2026 compared to loss before income taxes $1.2 million in the third quarter of fiscal 2025. The increase in segment pre-tax income was primarily the result of increased equipment sales as noted above.

Australia
Australia segment revenue for the third quarter of fiscal 2026 decreased 40.4% compared to the same period last year. The decrease was driven by the normalization of sprayer deliveries in fiscal 2026 after having caught up on a multi-year backlog of deliveries during fiscal 2025.
Our Australia segment loss before income taxes was $3.8 million for the third quarter of fiscal 2026 compared to $0.3 million in the third quarter of fiscal 2025.
Shared Resources/Eliminations
We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate most of these net expenses to our segments. Since these allocations are set early in the year, unallocated balances may occur. Shared Resources loss before income taxes was $1.3 million for the third quarter of fiscal 2026 compared to income before income taxes $0.8 million for the same period last year.

Nine Months Ended October 31, 2025 Compared to Nine Months Ended October 31, 2024
Consolidated Results
Revenue

	Nine Months Ended October 31,		Increase/	Percent
	2025	2024	(Decrease)	Change
	(dollars in thousands)
Equipment	$1,273,014	$1,428,469	$(155,455)	(10.9)%
Parts	337,193	339,118	(1,925)	(0.6)%
Service	141,761	143,468	(1,707)	(1.2)%
Rental and other	33,305	31,145	2,160	6.9%
Total Revenue	$1,785,273	$1,942,200	$(156,927)	(8.1)%
Total revenue for the first nine months of fiscal 2026 decreased by 8.1%, or $156.9 million, compared to same period last year. The decrease was primarily attributable to challenging industry conditions, including decreases in agricultural commodity prices and projected total crop receipts, which negatively impacted customer sentiment.

Gross Profit

	Nine Months Ended October 31,		Increase/	Percent
	2025	2024	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$91,811	$135,648	$(43,837)	(32.3)%
Parts	105,976	108,186	(2,210)	(2.0)%
Service	89,994	92,715	(2,721)	(2.9)%
Rental and other	7,816	8,077	(261)	(3.2)%
Total Gross Profit	$295,597	$344,626	$(49,029)	(14.2)%
Gross Profit Margin
Equipment	7.2%	9.5%	(2.3)%	(24.2)%
Parts	31.4%	31.9%	(0.5)%	(1.6)%
Service	63.5%	64.6%	(1.1)%	(1.7)%
Rental and other	23.5%	25.9%	(2.4)%	(9.3)%
Total Gross Profit Margin	16.6%	17.7%	(1.1)%	(6.2)%
Gross Profit Mix
Equipment	31.1%	39.4%	(8.3)%	(21.1)%
Parts	35.9%	31.4%	4.5%	14.3%
Service	30.4%	26.9%	3.5%	13.0%
Rental and other	2.6%	2.3%	0.3%	13.0%
Total Gross Profit Mix	100.0%	100.0%
 Gross profit decreased 14.2%, or $49.0 million, for the first nine months of fiscal 2026, as compared to the same period last year. Gross profit margin also decreased to 16.6% in the first nine months of fiscal 2026 from 17.7% in the same period last year. The decrease was primarily due to lower equipment margins driven by softer retail demand and the Company’s initiatives to manage inventory to targeted levels which was partially offset by $3.7 million benefit recognized on the expected achievement of annual manufacturer incentive programs.
For the first nine months of fiscal 2026, the Company-wide absorption rate was 80.5%, consistent with 80.2% for the first nine months of fiscal 2025.

Operating Expenses

	Nine Months Ended October 31,		Increase/	Percent
	2025	2024	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$289,539	$293,087	$(3,548)	(1.2)%
Operating Expenses as a Percentage of Revenue	16.2%	15.1%	1.1%	7.3%
Our operating expenses for the first nine months of fiscal 2026 decreased $3.5 million as compared to the same period last year. The decrease was led by lower variable expenses associated with the year-over-year decline in revenue and profitability due to challenging industry fundamentals, as well as management's expense reduction efforts. Operating expenses as a percentage of revenue increased to 16.2% in the first nine months of fiscal 2026 from 15.1% in the first nine months of fiscal 2025.
Impairment Charges

	Nine Months Ended October 31,		Increase/	Percent
	2025	2024	(Decrease)	Change
	(dollars in thousands)
Impairment of Goodwill	$—	$531	$(531)	(100.0)%
Impairment of Intangible and Long-Lived Assets	$827	$1,206	$(379)	(31.4)%
*n/m = Not Meaningful
In the first nine months of fiscal 2026, we recognized $0.8 million in impairment expense related to intangibles and long-lived assets, of which $0.7 million was within the Agriculture segment and $0.1 million was within the Construction segment.
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
Other Income (Expense)

	Nine Months Ended October 31,		Increase/	Percent
	2025	2024	(Decrease)	Change
	(dollars in thousands)
Interest and other income (expense)	$5,591	$(4,239)	$9,830	(231.9)%
Floorplan interest expense	(19,521)	(26,275)	(6,754)	25.7%
Other interest expense	(14,011)	(10,479)	3,532	(33.7)%
*n/m = Not Meaningful
Interest and other income (expense) improved in the first nine months of fiscal 2026 compared to the same period last year primarily due to an $11.2 million non-cash, sale-leaseback finance modification expense related to the agreement to purchase 13 of our leased facilities at the end of the respective lease terms which negatively impacted fiscal 2025 expense.
Floorplan interest expense decreased in the first nine months of fiscal 2026 compared to the same period last year due to lower interest-bearing inventory levels.
Other interest expense increased in the first nine months of fiscal 2026 compared to the same period last year primarily due to the increased in long term debt outstanding from our real estate and vehicle loans.
(Benefit) Provision for Income Taxes

	Nine Months Ended October 31,		Increase/	Percent
	2025	2024	Decrease	Change
	(dollars in thousands)
(Benefit) Provision for Income Taxes	$(4,704)	$1,959	$(6,663)	n/m
*n/m = Not Meaningful

Our effective tax rate was 20.7% and 22.2% for the nine months ended October 31, 2025 and 2024, respectively. The effective tax rate in both periods was impacted by several items, including the vesting of share-based compensation, the mix of domestic and foreign income, and the recognition of valuation allowances on foreign deferred tax assets.
Segment Results
Certain financial information for our Agriculture, Construction, Europe and Australia business segments is presented below. “Shared Resources” in the table below refers to the various unallocated income/(expense) items that we have retained at the general corporate level. Revenue between segments is immaterial.

	Nine Months Ended October 31,		Increase/	Percent
	2025	2024	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$1,151,082	$1,353,744	$(202,662)	(15.0)%
Construction	220,817	236,971	(16,154)	(6.8)%
Europe	308,987	195,633	113,354	57.9%
Australia	104,387	155,852	(51,465)	(33.0)%
Total	$1,785,273	$1,942,200	$(156,927)	(8.1)%

(Loss) Income Before Income Taxes
Agriculture	$(18,966)	$15,556	$(34,522)	(221.9)%
Construction	(7,110)	(5,566)	(1,544)	27.7%
Europe	13,373	(2,115)	15,488	n/m
Australia	(6,438)	578	(7,016)	n/m
Segment (Loss) Income Before Income Taxes	(19,141)	8,453	(27,594)	n/m
Shared Resources	(3,569)	356	(3,925)	n/m
Total	$(22,710)	$8,809	$(31,519)	n/m
*n/m = Not Meaningful
Agriculture
Agriculture segment revenue for the first nine months of fiscal 2026 decreased 15.0% compared to the same period last year. The revenue decrease was due to a same-store sales decrease of 15.1% during the first nine months of fiscal 2026 as compared to the prior year period. The same-store sales decrease was due to a decrease in equipment revenue resulting from challenging industry conditions, such as decreases in agricultural commodity prices and projected total crop receipts, which negatively affected customer sentiment in fiscal 2026, as compared to the same period in the prior year. Changes in actual or anticipated crop receipts and farmer profitability generally have a direct correlation with retail demand for equipment.
Agriculture segment loss before income taxes was $19.0 million for the first nine months of fiscal 2026 compared to income before income taxes $15.6 million over the first nine months of fiscal 2025. The decrease in gross profit is primarily due to lower sales, which is being driven by softening demand, and lower equipment margins. The fiscal 2025 period was also negatively impacted by a $6.1 million non-cash, sale-leaseback finance modification expense related to the agreement to purchase 13 of our leased facilities at the end of the respective lease terms. This was offset by a $3.7 million benefit recognized on the expected achievement of annual manufacturer incentive programs in the third quarter of fiscal 2026. The third quarter of the prior year had no such accrual.
Construction
Construction segment revenue for the first nine months of fiscal 2026 decreased 6.8% compared to the same period last year. The decrease in revenue was driven by the softening of equipment demand.
Our Construction segment loss before income taxes was $7.1 million for the first nine months of fiscal 2026 compared to $5.6 million in the first nine months of fiscal 2025. The decrease in segment results was primarily related to lower equipment margins compared to the same period last year. The fiscal 2025 period was also negatively impacted by a $5.1 million non-cash, sale-leaseback finance modification expense related to the agreement to purchase 13 of our leased facilities at the end of the respective lease terms. Additionally, the dollar utilization of our rental fleet decreased from 24.2% in the first nine months of fiscal 2025 to 22.6% in the first nine months of fiscal 2026.

Europe
Europe segment revenue for the first nine months of fiscal 2026 increased 57.9% compared to the same period last year. The increase in revenue resulted from an increase in equipment demand, which was driven by a strong response to European Union stimulus programs in Romania.
Our Europe segment income before income taxes was $13.4 million for the first nine months of fiscal 2026 compared to loss before income taxes of $2.1 million for the same period last year. The increase in segment pre-tax income was primarily the result of increased equipment sales as noted above.
Australia
Australia segment revenue for the first nine months of fiscal 2026 decreased 33.0% compared to the same period last year. The decrease was driven by the normalization of sprayer deliveries in fiscal 2026 after having caught up on a multi-year backlog of deliveries during fiscal 2025.
Our Australia segment loss before income taxes was $6.4 million for the third quarter of fiscal 2026 compared to income before income taxes of $0.6 million in the third quarter of fiscal 2025.The decrease in segment pre-tax loss was primarily the result of decrease in revenue as noted above.
Shared Resources/Eliminations
We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate most of these net expenses to our segments. Since these allocations are set early in the year, and a portion is planned to be unallocated, unallocated balances may occur. Shared Resources loss before income taxes was $3.6 million for the first nine months of fiscal 2026 compared to income before income taxes $0.4 million for the same period last year.

Liquidity and Capital Resources
Sources of Liquidity
Our primary sources of liquidity are cash reserves, cash generated from operations, and borrowings under our floorplan and other credit facilities. We expect these sources of liquidity to be sufficient to fund our working capital requirements, acquisitions, capital expenditures and other investments in our business, service our debt, pay our tax and lease obligations and other commitments and contingencies, and meet any seasonal operating requirements for the foreseeable future. However, our borrowing capacity under our floorplan and other credit facilities is dependent on compliance with various covenants as further described in Item 1A, “Risk Factors,” and Note 8, Floorplan Payable/Lines of Credit, to our Condensed Consolidated Financial Statements contained in our Annual Report on Form 10-K for fiscal 2025.
Floorplan and Working Capital Payable Credit Facilities and Equipment Inventory
As of October 31, 2025, the Company had floorplan payable lines of credit for equipment purchases totaling $1.5 billion, which is primarily comprised of a $875.0 million credit facility with CNH, a $390.0 million floorplan payable line and a $110.0 million working capital line of credit under the Bank Syndicate Agreement, and a $80.0 million credit facility with DLL Finance.
Our equipment inventory turnover was 1.9 and 1.6 times for the rolling 12 month period ended October 31, 2025 and October 31, 2024, respectively. Our equity in equipment inventory, which reflects the portion of our equipment inventory balance that is not financed by floorplan payables, decreased to 18.0% as of October 31, 2025 from 25.9% as of January 31, 2025.
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
During fiscal 2025, we received various letters from CNH and DLL Finance that waived the consolidated fixed charge coverage ratio covenant for the periods through January 31, 2026, and therefore as of October 31, 2025, we were not subject to this financial covenant under our CNH and DLL Finance credit agreements. We were also not subject to the fixed charge coverage ratio covenant under the Bank Syndicate Agreement as our adjusted excess availability plus eligible cash collateral (as defined therein) was not less than 15% of the lesser of (i) aggregate borrowing base and (ii) maximum credit amount as of October 31, 2025. The financial covenants also require us to maintain an adjusted debt to tangible net worth ratio of 3.5:1.00, which is measured on a quarterly basis.
While not expected to occur, if operating results were to create the likelihood of a future covenant violation, we would continue to work with our lenders on an appropriate modification or amendment to our financing arrangements.
Cash Flow
Cash Flow Provided by (Used for) Operating Activities
Net cash provided by operating activities was $83.9 million for the first nine months of fiscal 2026, compared to net cash used for operating activities of $56.2 million for the nine months ended October 31, 2024. The change in cash from operating activities was primarily attributable to changes in inventory and a changing mix in floorplan financing, which was partially offset by a decrease in net income for the first nine months of fiscal 2026 compared to the prior year period.
Cash Flow Used for Investing Activities
Net cash used for investing activities was $17.0 million for the first nine months of fiscal 2026, compared to $29.4 million for the first nine months of fiscal 2025. The decrease in net cash used for investing activities was primarily due to the decrease of purchases of property and equipment compared to the prior year period and proceeds from business divestitures in the third quarter of fiscal 2026. This was partially offset by the Farmers Implement and Irrigation acquisition in the second quarter of fiscal 2026.
Cash Flow (Used for) Provided by Financing Activities
Net cash used for financing activities was $55.7 million for the first nine months of fiscal 2026 compared to net cash provided by financing activities of $71.0 million for the first nine months of fiscal 2025. The change in cash from financing activities was primarily driven by lower non-manufacturing floorplan payables during the first nine months of fiscal 2026.

Information Concerning Off-Balance Sheet Arrangements
As of October 31, 2025, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Therefore, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
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
Interest Rate Risk
Exposure to changes in interest rates results from borrowing activities used to fund operations. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. We have both fixed and floating rate financing. Some of our floating rate credit facilities contain minimum rates of interest to be charged. Based upon our interest-bearing balances and interest rates as of October 31, 2025, holding other variables constant, a one percentage point change in interest rates for the next 12-month period would have a positive or negative impact to the pre-tax earnings and cash flow by approximately $4.1 million. At October 31, 2025, we had floorplan payables of $739.6 million, of which approximately $407.1 million was variable-rate and $332.5 million was non-interest bearing. In addition, at October 31, 2025, we had total long-term debt, including finance lease obligations, of $223.4 million, primarily all of which was fixed rate debt.
Foreign Currency Exchange Rate Risk
Our foreign currency exposures arise as the result of our foreign operations. We are exposed to transactional foreign currency exchange rate risk through our foreign entities’ holding assets and liabilities denominated in currencies other than their functional currency. In addition, the Company is exposed to foreign currency transaction risk as a result of certain intercompany financing transactions. The Company attempts to manage its transactional foreign currency exchange rate risk through the use of derivative financial instruments, primarily foreign exchange forward contracts, or through natural hedging instruments. Based upon balances and exchange rates as of October 31, 2025, holding other variables constant, we believe that a hypothetical 10% increase or decrease in all applicable foreign exchange rates would not have a material impact on our results of operations or cash flows. As of October 31, 2025, our Ukrainian subsidiary had $1.8 million of net monetary assets denominated in Ukrainian hryvnia (“UAH”). We have attempted to minimize our net monetary asset position in Ukraine through reducing overall asset levels in Ukraine and at times through borrowing in UAH which serves as a natural hedging instrument offsetting our net UAH denominated assets. Many of the currency and payment controls the National Bank of Ukraine imposed in February 2022, have been relaxed, making it more practicable to manage our UAH exposure. However, the continuation of the Russia/Ukraine conflict could lead to more significant UAH devaluations or more stringent payment controls in the future. The inability to fully manage our net monetary asset position and continued UAH devaluations for an extended period of time, could have a significant adverse impact on our results of operations and cash flows.
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
ITEM 1A.             RISK FACTORS
In addition to the other information set forth in this Quarterly Report, including the important information in “Forward-Looking Statements,” you should carefully consider the information provided under “Risk Factors” and “Information Regarding Forward-Looking Statements” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025, as filed with the SEC on April 7, 2025.
ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.                DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.                MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.                OTHER INFORMATION
(c) During the fiscal quarter ended October 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6.                EXHIBITS
Exhibits - See “Exhibit Index” on page immediately prior to signatures.

EXHIBIT INDEX
TITAN MACHINERY INC.
FORM 10-Q

No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended October 31, 2025, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

**Filed herewith.
**Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	December 4, 2025
TITAN MACHINERY INC.

		By	/s/ Robert Larsen
Robert Larsen
Chief Financial Officer
(Principal Financial Officer)