Form 10-K
period 2026-01-31
Titan Machinery Inc.
filed 2026-03-31
CIK 1409171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JANUARY 31, 2026 OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of our common stock held by non-affiliates as of July 31, 2025, the last business day of our most recently completed second fiscal quarter, was approximately $389.0 million based on the closing price of the common stock on the Nasdaq Global Select Market on such day.
The number of shares outstanding of the registrant's common stock as of March 23, 2026 was 23,354,499 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the registrant's 2026 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report. The definitive proxy statement for the registrant’s 2026 Annual Meeting of Stockholders will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

i

ITEM 1.    BUSINESS
Our Company
Titan Machinery Inc. and its subsidiaries (collectively, "Titan Machinery," the "Company," "we," or "our") own and operate a network of full service agricultural and construction equipment stores in the United States, Europe and Australia. We have been an authorized dealer of CNH Industrial N.V. or its U.S. subsidiaries (collectively referred to in this Annual Report on Form 10-K (this "Form 10-K") as "CNH") since our formation in 1980. CNH is a leading global manufacturer and supplier of agricultural and construction equipment, which includes the Case IH Agriculture, New Holland Agriculture, Case Construction and New Holland Construction brands. Based upon information provided to us by CNH, we are the largest retail dealer of Case IH Agriculture equipment in the world, one of the largest retail dealers of Case Construction equipment in North America and one of the largest retail dealers of New Holland Agriculture and New Holland Construction equipment in the United States. In addition to the CNH brands, we sell and service equipment supplied by a variety of other manufacturers and distributors.
We operate our business in four reportable segments, Agriculture, Construction, Europe and Australia, within which we engage in four principal business activities:
•new and used equipment sales;
•parts sales;
•equipment repair and maintenance services; and
•equipment rental and other business activities.
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
Over our 45-year operating history, we have built an extensive network of 90 full service stores in the United States, 39 stores in Europe and 15 stores in Australia. Our Agriculture stores in the U.S. are located in Idaho, Iowa, Kansas, Minnesota, Nebraska, North Dakota, South Dakota, Wisconsin and Wyoming, which includes several highly productive farming regions, such as the Red River Valley in eastern North Dakota and northwestern Minnesota, portions of the corn belt in Iowa, eastern South Dakota and southern Minnesota, the I-80 corridor region in Nebraska, which sits on top of the Ogallala Aquifer, and the Snake River Valley in eastern Idaho. Our Construction stores are located in Colorado, Iowa, Minnesota, Nebraska, North Dakota, South Dakota, and Wisconsin. Internationally, our European stores are located in Bulgaria, Germany, Romania, and Ukraine, and our Australian stores are located in New South Wales, South Australia, and Victoria in Southeastern Australia.
We have a history of growth through acquisitions. Those acquisitions vary from single location dealerships to larger dealership groups with multiple locations. Since January 1, 2003, we have completed over 60 acquisitions with locations in 15 U.S. states, four European countries, and three Australian states, and have established a network of dealership locations in Ukraine. We believe that there will continue to be opportunities for dealership consolidation in the future, and we expect that acquisitions will continue to be a component of our long-term growth strategy.
Products and Services
Within each of our segments, we have four principal sources of revenue: new and used equipment sales, parts sales, equipment repair and maintenance services, and equipment rental and other business activities.

New and Used Equipment Sales
We sell new agricultural and construction equipment manufactured under the CNH family of brands and equipment from a variety of other manufacturers. We also sell used equipment, which is primarily acquired through trade-ins from our customers. The agricultural equipment we sell and service includes machinery and attachments for uses ranging from large-scale commercial farming to home and garden purposes. The construction equipment we sell and service includes heavy construction machinery, light industrial machinery for commercial and residential construction, and road and highway construction machinery. Equipment sales generate future opportunities for service and parts sales. Equipment revenue represented 73.1%, 75.9% and 77.8% of total revenue for the fiscal years ended January 31, 2026, 2025 and 2024, respectively.
Parts Sales
We maintain an extensive in-house parts inventory to provide timely parts and repair and maintenance support to our customers. Our parts sales provide a revenue stream that is less sensitive to economic cycles than our equipment sales. Parts revenue represented 17.6%, 15.9% and 14.9% of total revenue for the fiscal years ended January 31, 2026, 2025 and 2024, respectively.
Equipment Repair and Maintenance Services
We provide set-up and repair and maintenance services, including warranty repairs, for our customers' equipment. Our stores have service shops staffed by trained service technicians who do service work both at our stores and off-site at customer locations. We provide proactive and comprehensive customer service by maintaining service histories for each piece of equipment owned by our customers, maintaining 24/7 service hours in times of peak equipment usage, providing on-site and off-site repair services, scheduling off-season maintenance activities with customers, notifying customers of periodic service requirements and providing training programs to customers to educate them on standard maintenance requirements. Our aftermarket repair and maintenance services have historically provided a high-margin and stable source of revenue through changing economic cycles. Service revenue represented 7.3%, 6.7% and 5.7% of total revenue for the fiscal years ended January 31, 2026, 2025 and 2024, respectively.
Equipment Rental and Other Business Activities
We rent equipment to our customers, primarily in the Construction segment, for periods ranging from a few days to full seasons. We manage the size, quality, age and composition of our rental fleet and closely monitor and analyze customer demand and rental rate trends. We service our rental fleet through our on-site parts and services teams and market our rental equipment through our retail sales force. Our rental activities create cross-selling opportunities to our rental customers, including equipment sales and rent-to-own purchase options.
Our other business activities include ancillary products and services such as equipment transportation, Global Positioning System ("GPS") signal subscriptions and other precision farming products, farm data management products, and CNH finance and insurance products.
Revenue from rental and other business activities represented 2.0%, 1.5% and 1.6% of total revenue for the fiscal years ended January 31, 2026, 2025 and 2024, respectively.
Industry Overview
Agricultural Equipment Industry
Agricultural equipment is purchased primarily by farmers and commercial entities, such as cooperatives, that provide services to farmers for the production of crops used for food, fiber, feed grain and feedstock for renewable energy. Agricultural equipment is also purchased for "lifestyle farms", home and garden applications, and maintenance of commercial, residential and government properties. Deere & Company ("Deere"), CNH, AGCO Corporation ("AGCO"), and Kubota Corporation ("Kubota"), are the largest global manufacturers of agricultural equipment, and they each manufacture a full line of equipment and parts that supply the primary machinery requirements of farmers and other users of agricultural equipment. In addition to the major manufacturers, several short-line manufacturers produce specialized equipment that satisfies various niche requirements of end-users. Agricultural equipment manufacturers typically grant dealers in the United States defined sales and marketing territories with designated store locations to distribute their products.
We believe there are many factors that influence demand for agricultural equipment, parts, and repair and maintenance services. A farmer's equipment purchasing decision is heavily influenced by their net farm income. The factors that affect net farm income include commodity prices and market conditions, production yields, tariffs and trade policies, interest rates and credit availability, government policies affecting production agriculture, tax policies and subsidies, local growing conditions, general economic conditions that affect demand for agricultural commodities (such as consumer consumption of food products and renewable fuels) and general economic conditions that affect input costs (such as labor, fuel, and fertilizer). European Union subvention funds and country-specific subsidies play a significant role in our European operations. Any of these factors can change materially in a short period of time, creating volatility in demand for our products and services.
U.S federal legislation, such as the U.S. Farm Bill and its subsequent extensions, along with other federal programs, attempt to stabilize the U.S. agriculture industry through various programs including (i) commodity programs consisting of direct, counter-cyclical and price support payments to farmers; (ii) conservation programs; (iii) crop insurance programs; and (iv) disaster relief programs. In Australia, the Farm Management Deposit program is used by farmers to help with uneven income flows by making deposits during more profitable years and receiving repayments during years with lower profitability. We believe that these various governmental programs help mitigate financial volatility in the agriculture industry and assist farmers in continuing to operate their farms during economic downcycles and through the adverse headwinds caused by trade policies and tariffs.
Construction Equipment Industry
Construction equipment is purchased primarily for use in commercial, residential and infrastructure construction, as well as for agriculture, demolition, energy production and forestry operations. Caterpillar, Inc., Deere, Komatsu Ltd., the Volvo Group, Terex Corporation, Doosan, and CNH are some of the largest global manufacturers of construction and industrial equipment. The market for construction equipment is segmented across multiple categories including earth moving, lifting, light industrial, asphalt and paving, and concrete and aggregate equipment. As with agricultural equipment, distribution of construction equipment in the United States is accomplished primarily through manufacturer authorized dealers.
Industry reports show that demand for construction equipment in our markets is driven by several factors, including (i) public spending on infrastructure, such as, roads, highways, sewer and water, and other public works projects; (ii) public and private expenditures for the energy, mining, and forestry industries; (iii) business conditions in the agriculture industry; and (iv) general economic and market conditions of the construction sector for residential and commercial construction including data centers.
Business Strengths
We believe the following attributes are important factors in our ability to compete effectively and to achieve our long-term financial objectives:
Centralized Inventory Management
Our significant scale enables us to centrally manage our inventory, while still offering a significant breadth of inventory at the individual store level. We balance the needs of our customers to timely receive equipment and parts against the carrying costs and margin degradation caused by oversupply. Our significant floorplan financing capacity enables us to opportunistically purchase and carry inventory to satisfy market demands.
Superior Customer Service at the Local Level
We believe that the following capabilities enable us to better serve our customers:
•our centralization of numerous administrative functions enables our employees in the field to focus on customer service;
•our staffing of a large number of highly-trained service technicians across our network of stores makes it possible to schedule repair services on short notice without affecting our technician utilization rates;
•our ability to staff and leverage product and application specialists across our network of stores makes it possible to offer valuable pre-sale and aftermarket services, including equipment training, best practices education and precision farming technology support; and
•our ability to innovate and lead our industry through initiatives such as precision farming and farm data management products and services provides our customers with the latest advances in technology and operating practices.
We spend significant time and resources recruiting and training our employees to develop the skills necessary to serve our customers in our local markets. Our employee training program involves active participation in all manufacturer-sponsored training programs, the use of industry experts for customized training programs, and a centralized training team to assist in training programs and the integration of newly-acquired dealerships. We partner with many technical colleges to offer financial aid to students who we intend to employ as service technicians, after the program is completed. We also offer a federally regulated and approved service technician apprenticeship program that provides our employees with the opportunity to obtain a national, industry recognized certification earned through full-time on-the-job-training with Titan Machinery.

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
Diverse and Stable Customer Base
Our large geographic footprint covering ten U.S. states, four European countries and three Australian states provides a diversified customer base. We believe that this diverse customer base reduces the potential impact of risks associated with customer concentration and fluctuations in local market conditions that may be experienced by smaller dealers. During fiscal 2026, none of our customers accounted for more than 1.0% of our total revenue. Revenue from customers located outside of the United States is primarily included in our Europe and Australia segments, which represented 23.0%, 17.8% and 13.8% of total consolidated revenue during fiscal 2026, 2025 and 2024, respectively.
Experienced Management Team
Our executive team is led by Bryan Knutson, who was appointed as our President and Chief Executive Officer effective February 1, 2024. Mr. Knutson has over 20 years of industry experience at our Company ranging from equipment sales to executive positions. Robert Larsen, our Chief Financial Officer, has over 15 years of industry and other finance leadership experience having worked at CNH, Raven Industries, and PricewaterhouseCoopers prior to joining the Company. Our other executive team members, managers in the field, and equipment sales consultants also have extensive knowledge and experience in our industry. We compensate, develop and review our managers and sales employees based on an approach that aligns their compensation incentives with the goals and objectives of our Company, including achievement of revenue, profitability, market share and balance sheet objectives.
Growth Strategy
We pursue the following growth strategies:
Increasing Same-Store Sales and Market Share
Increasing same-store sales and market share are among our top priorities. This type of growth enhances our current period sales revenue and increases the potential for recurring parts and service business during the life of the sold equipment. We seek to generate growth in same-store sales and market share by:
•employing significant marketing and advertising programs, including targeted direct mailings, Titan Machinery website efforts, internet based marketing, advertising with targeted local media outlets, participation in and sponsorship of trade shows and industry events, regular direct mail advertising, and hosting open houses, service clinics, equipment demonstrations, product showcases and customer appreciation outings;
•supporting and providing customers with training on evolving technologies, such as precision farming and farm data management, which can be difficult for smaller equipment dealers to make available;

•maintaining state-of-the-art service facilities, mobile service trucks and trained service technicians to maximize our customers’ equipment uptime through preventative maintenance programs and seasonal 24/7 service support; and
•centrally managing our inventory to optimize the availability of equipment and parts for our customers.
Strategic Acquisitions
Since January 1, 2003, we have completed over 60 acquisitions with locations in 15 U.S. states, four European countries and three Australian states. In addition, we have developed our dealership network in Ukraine through new start-up operations. The agricultural and construction equipment dealership industries are fragmented and include many relatively small, independent businesses serving discrete local markets. We believe a favorable climate for dealership consolidation will continue to exist in the future due to several factors, including the competitiveness of our industry, significant industry cyclicality, including prolonged downturns, increased dealer capitalization requirements, increased sophistication and complexity of equipment and related technologies, increased expectations from our customers and our equipment suppliers, and the lack of succession alternatives for many current owners. We intend to pursue acquisitions with the objectives of consolidating distribution within our existing footprint, entering new markets, and strengthening our competitive position. We expect that strategic acquisitions will continue to be a component of our long-term growth strategy.
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
The consent of CNH is required to acquire any CNH dealership. Additionally, the consent of our lender group, consisting of a number of national and regional banks (the “Bank Syndicate”), is required for acquisitions over certain thresholds or other criteria as set forth in our Bank Syndicate agreement.
Strategic Divestitures
Our long-term growth strategy centers on a disciplined approach to capital allocation. We continuously evaluate our dealership footprint to prioritize investments that create shareholder value. We may selectively divest dealerships that no longer meet our growth criteria or strategic objectives. By maintaining a flexible and disciplined evaluation process, we ensure our dealership footprint remains optimized for sustainable growth and consistent value creation.
Suppliers
CNH—Case IH Agriculture, Case Construction, New Holland Agriculture, New Holland Construction and Steyr
CNH is a publicly-traded, global leader in the agricultural and construction equipment industries. In 2025, CNH generated $15.3 billion in revenue from its equipment operations. CNH is the world’s second largest manufacturer of agricultural equipment, manufacturing the Case IH Agriculture and New Holland Agriculture brands of equipment. Case IH Agriculture, recognized by the red color of its equipment, has over 170 years of farm equipment heritage. New Holland Agriculture, recognized by the blue color of its tractors and the yellow color of its harvesting and hay equipment, has over 120 years of farm equipment industry heritage. The Case Construction, New Holland Construction and Steyr brands are also owned and operated by CNH.
In fiscal 2026, CNH supplied approximately 74% of the new equipment sold in our Agriculture segment, 75% of the new equipment sold in our Construction segment, 57% of the new equipment sold in our Europe segment and 60% of the new equipment sold in our Australia segment. In addition, CNH provides financing and insurance products and services to our end-user customers through its affiliate CNH Industrial Capital America, LLC (“CNH Capital”).
Our relationship with CNH is more than a typical supply relationship; it is strategic for both our Company and CNH. We believe that it is in each company’s interest to maintain and develop the longstanding strong relationship we share.
Dealership Agreements
We have separate dealership agreements with CNH to sell and service the Case IH Agriculture, New Holland Agriculture, Case Construction and New Holland Construction brands (collectively the “CNH Dealer Agreements”). Separate CNH Dealer Agreements exist for each of our United States stores or store complexes, for each of the European countries in which we operate and for our Australian operations. The structure of the United States, European and Australian agreements are very similar. Except as noted, the following discussion describes each of the United States CNH Dealer Agreements. For an additional description of the new CNH Dealer Agreement that we have entered into with respect to our Australian operations, see the discussion in Part III, Item 9B, Other Information, of this Form 10-K.
Each of the CNH Dealer Agreements assigns to us a geographically defined area of primary responsibility, providing us with distribution and product support rights within the identified territory for specific equipment products. Although the dealer appointment is non-exclusive, in each territory there is typically only one dealer responsible for retail sales to end-users and for after-sales product support of the equipment. If we sell certain CNH construction equipment outside of our designated sales and service areas, CNH has the right to require that we pay sales and service fees for purposes of compensating the dealer assigned to such territory. We are authorized to display and use CNH trademarks and trade names at our stores, with certain restrictions.
Under our CNH Dealer Agreements, we have both the right and obligation to sell CNH equipment and related parts and products and to provide customers with repair services. The CNH Dealer Agreements impose various dealer standards on us regarding the location and appearance of facilities, satisfactory levels of new equipment and parts inventories, the training of personnel, adequate business enterprise and information technology systems, adequate working capital, a maximum adjusted debt to tangible net worth ratio, development of annual sales and marketing goals, and furnishing of monthly and annual financial information to CNH. We must obtain the approval or consent of CNH in the event of proposed fundamental changes to our ownership, governance or business structure (defined as “change in control” events) including, among other things, (i) a merger, consolidation or reorganization, unless securities representing more than 50% of the total combined voting power of the successor corporation are immediately owned, directly or indirectly, by persons that owned our securities prior to the transaction; (ii) a sale of all or substantially all of our assets; (iii) any transaction or series of transactions resulting in a person or affiliated group acquiring 30% or more of the combined voting power of our securities or, in the case of a competitor of CNH, acquiring 20% or more of the combined voting power of our securities; (iv) a substantial disposition of shares of our common stock by certain named executives; (v) certain significant changes in the composition of our Board of Directors (the “Board”); and (vi) replacement of our President and Chief Executive Officer. The CNH Dealer Agreements do not establish mandatory minimum or maximum retail pricing for our equipment, parts, or service offerings.
The Case IH Agricultural dealership agreement and the Case Construction dealership agreement have fixed terms expiring on December 31, 2027, and renew automatically for successive five-year terms unless either party notifies the other party of its intention not to renew or otherwise exercises its termination rights under the agreement. The New Holland dealership agreement is a 12-month agreement, with automatic one-year renewals unless either party notifies the other party of its intention not to renew or otherwise exercises its termination rights under the agreement. Our Case IH commercial sprayer application distribution rights were granted to us in connection with our acquisition of Heartland Ag (as defined below) in fiscal 2023. For our full-line distribution dealer locations, these distribution rights were granted through amendments to our full-line dealer agreements adding floaters and sprayers as authorized products permitted to be sold to commercial application customers. For the acquired Heartland Ag locations not within our full line dealership territory, our distribution rights were set forth in new Case IH dealer agreements granting us distribution rights to sell floaters and sprayers to commercial application customers. For purposes of this Form 10-K, the granted distribution rights for the commercial application sprayers and floaters in territories without full-line dealer locations are referred to as the “Non-Full-Line Commercial Application Distribution Rights”. The Non-Full-Line Commercial Application Distribution Rights expire on August 1, 2030, at which time these distribution rights are ceded back to Case IH, unless the term thereof is further extended by the parties.
If we sell a portion of our commercial sprayer application business related to the Non-Full-Line Commercial Application Distribution Rights prior to the expiration date of August 1, 2030 (or such later date as agreed to by the parties), then we are required to pay to CNH the sales consideration paid by such buyer for the applicable commercial application distribution rights; provided that Titan Machinery is entitled to receive sales consideration from the buyer in an amount not less than the fair value of the facilities, fixed assets, current assets, and other investments applicable to the location and market being sold. If we acquire a Case IH full-line dealer location within any of the territories for which we then possess the Non-Full Line Commercial Application Distribution Rights, as part of its approval process, Case IH may require Titan Machinery to pay an agreed upon amount for the inclusion of the commercial application sprayer distribution rights in the new dealer agreement for the acquired location.

CNH has the right to terminate the CNH Dealer Agreements immediately in certain circumstances, including in the event of (i) our insolvency or bankruptcy, (ii) a material breach by us of the provisions of a CNH Dealer Agreement or (iii) our failure to secure the consent of CNH prior to the occurrence of a “change in control” event. The CNH Dealer Agreements governing Case Construction equipment grant CNH the right to terminate these CNH Dealer Agreements for any reason upon 120 days' prior written notice. In addition, we have the right to terminate any of the CNH Dealer Agreements at any time, with or without cause, upon 60 days' prior written notice. Subject to protections provided under state dealer protection laws, in the event that CNH offers a new dealer agreement or an amendment to the existing CNH Dealer Agreements to all authorized CNH dealers located in the state, CNH is permitted to terminate our existing CNH Dealer Agreements for stores located in that state upon at least 180 days' prior written notice if we refuse or otherwise fail to enter into such new agreements or amendments. In addition, to the extent CNH determines that we are not meeting our obligations under the CNH Dealer Agreement with respect to a particular product, CNH may, upon 60 days' prior written notice to us, remove such product from the authorized product list allowed to be sold or serviced by us. In the event of termination of any of the CNH Dealer Agreements, CNH is obligated to repurchase the inventory of the CNH brand applicable to the agreement being terminated. The CNH Dealer Agreements generally do not include non-compete provisions that apply during or after the term of such agreements or limit our operations apart from our designated CNH dealership store locations. Our CNH Dealer Agreements for Case Construction equipment, absent consent of CNH, restrict our ability to sell competing products (new equipment and parts) of other manufacturers at our Case dealership store locations during the term of such agreements. Our CNH Dealer Agreements require us to operate any material business activities not related to sales of CNH products or services to customers in agricultural, construction, industrial or similar markets separately from our CNH dealership business.
CNH and other equipment suppliers frequently provide their dealers interest free financing on equipment purchases. The interest free periods are for varying terms but typically less than 6 months. Generally, payment for parts purchased from CNH entities is due within 30 days. CNH makes available to us any floorplan programs, parts return programs, sales or incentive programs or similar plans or programs it offers to its other dealers and provides us with promotional items and marketing materials.
The CNH Dealer Agreements for our European operations, with the exception of Ukraine, grant us exclusive territories. The CNH Dealer Agreements for our Australian operations assigns to us a geographically defined area of primary responsibility, providing us with distribution and product support rights within the identified territory for specific equipment products. Although the Australian dealer appointment is non-exclusive, in each territory there is typically only one dealer responsible for retail sales to end-users and for after-sales product support of the equipment. In both Europe and Australia, we are restricted in our ability to sell competing products in our assigned territories. Under the terms of the CNH Dealer Agreement for our Australian operations, both during the term and for a period of 12 months after the expiration or termination of the agreement, O’Connors (as defined herein) is subject to specified non-compete, non-solicitation and non-disparagement covenants running in favor of CNH, which, in each case, are subject to specified exceptions and qualifications. Our CNH Dealer Agreements for our European operations do not have a fixed term. Our CNH Dealer Agreement for our Australian operations has a fixed term of five years that runs through January 2031 and contains an option running in favor of O’Connors that will allow O’Connors to enter into a new CNH Dealer Agreement for an additional five year fixed term, subject to the satisfaction of the specified conditions. CNH can terminate the CNH Dealer Agreements for our European operations immediately in certain circumstances constituting cause and for any reason upon 24 months’ prior written notice. With respect to our CNH Dealer Agreement for our Australian operations, CNH can terminate this agreement (i) immediately if O’Connors is in breach of any term of the agreement or any related ancillary agreement and O’Connors fails to rectify the relevant breach within a reasonable timeframe (not to exceed 30 days) after receipt of written notice, (ii) upon seven days’ prior written notice upon the occurrence of certain specified events and (iii) upon six months’ prior written notice if CNH withdraws from the Australian marketplace, rationalizes its Australian dealership network or changes its Australian distribution model.
Other Suppliers
In addition to products supplied by CNH, we sell a variety of new equipment and parts supplied by other manufacturers. These products tend to address specialized niche markets and complement the CNH products we sell by filling gaps in the CNH line of products. We believe our offering of products for specialized niche markets supports our goal of being a one-stop solution for our customers’ equipment needs. Approximately 31% of our total new equipment sales in fiscal 2026 resulted from sales of products manufactured by companies other than CNH, with our single largest manufacturer other than CNH representing approximately 3% of those total new equipment sales. The terms of our arrangements with these other suppliers vary, but most of the dealership agreements contain termination provisions allowing the supplier to terminate the agreement after a specified notice period, which is typically 30 days. Payment and financing practices with these other suppliers are similar to those practices described above with respect to CNH.

Customers
Our United States agriculture customers vary from small, single machine owners to large farming operations and commercial application operations, primarily in the states of Idaho, Iowa, Kansas, Minnesota, Nebraska, North Dakota, South Dakota, Wisconsin and Wyoming. In fiscal 2026, no single agriculture customer accounted for more than 1.0% of our Agriculture revenue.
Our United States construction customers include a wide range of construction contractors, public utilities, forestry, energy companies, farmers, municipalities and maintenance contractors, primarily in the states of Colorado, Iowa, Minnesota, Nebraska, North Dakota, South Dakota, and Wisconsin. These customers vary in size from small, single machine owners to large firms. In fiscal 2026, no single construction equipment customer accounted for more than 1.0% of our Construction revenue.
Our European customers vary from small, single machine owners to large farming operations, primarily in the countries of Bulgaria, Germany, Romania, and Ukraine. We also sell Case Construction equipment in Bulgaria and Romania. In fiscal 2026, no single European customer accounted for more than 1.0% of our Europe revenue.
Our Australian customers vary from small, single machine owners to large farming operations, primarily in New South Wales, South Australia, and Victoria. In fiscal 2026, no single Australian customer accounted for more than 2.0% of our Australia revenue.
Floorplan Payable Financing
The cost of floorplan payable financing is an important factor affecting our financial results. CNH Capital offers floorplan payable financing to CNH dealers to finance the purchase of new inventory from CNH and for the purchase of used equipment inventory on trade-ins from our customers. CNH Capital provides this financing in part to enable dealers to carry representative inventories of equipment and encourage the purchase of goods by dealers in advance of seasonal retail demand. CNH Capital charges variable market interest rates based on the prime rate on balances outstanding after any interest-free periods and receives a security interest in inventory and other assets. Interest-free periods are generally four months in duration for both new and used agriculture and construction equipment. As of January 31, 2026, we had an $875.0 million floorplan credit facility with CNH Capital.
In addition to the CNH Capital floorplan line of credit, as of January 31, 2026, we also had a $390.0 million wholesale floorplan line of credit under the Bank Syndicate Agreement, and a $70.0 million credit facility with DLL Finance LLC ("DLL Finance") that can be used to finance inventory purchases. In addition, we have other lines of credit offered by various financial institutions as well as floorplan payable financing programs offered by manufacturers and suppliers, or their third party lenders.
Sales and Marketing
We currently market our products and services through:
•our sales employees, who operate out of our network of local stores and call on customers in the markets surrounding each store;
•our store parts managers and service managers, who provide our customers with comprehensive after-market support;
•our website, including a parts e-commerce website;
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
Website
Our website, www.titanmachinery.com, is the central hub for all of our marketing campaigns. We maintain a large amount of content related to the equipment we sell and service, the technology used by our customers in conjunction with the equipment, and information about our Company and what we have to offer prospective employees. Used equipment inventory is one of the most highly trafficked sections of our website. Customers can search and view equipment based on type, manufacturer, price or store location. Pictures and descriptions of each piece of equipment are displayed, along with the equipment specifications, price and store location. Parts manufactured by the CNH brands and other suppliers are marketed and can be purchased directly through our website. Other sales and financing programs are also marketed through our website. Customers can view construction rental equipment availability, rates, and specifications on the website and submit rental requests by completing a simple form. Finally, our website provides dealer locator search functions and contact information for the various departments at each of our stores.
Print, Broadcast and Web-Based Advertising Campaigns
Our Marketing team utilizes the latest digital marketing tools including digital display, search engine marketing, and social media advertising to promote our products and services and to reach customers that are doing their own online research and direct them to the content and resources on our website. We believe that digital marketing provides the highest return on investment of marketing dollars, and as such, the majority of our marketing expenditures are committed to digital channels. Additionally, each year we initiate numerous targeted direct mail, print and broadcast advertising and marketing campaigns. CNH and other suppliers periodically provide us with advertising funds, which we primarily use to promote new and used equipment, parts, proactive service offerings including uptime inspections and preventative maintenance, and financing programs.
Channels for Selling Aged or Excess Equipment Inventory
In certain circumstances, we sell aged equipment inventories through alternative channels such as onsite and online auctions.
Competition
The agricultural and construction equipment sales and distribution industries are highly competitive and fragmented. Our competitors range from multi-location, regional operators to single-location dealers and include dealers and distributors of competing equipment brands, including Deere, Caterpillar, Kubota, and the AGCO brands, as well as other dealers and distributors of the CNH family of brands. Competition among equipment dealers, whether they offer agricultural or construction products or both, is primarily based on the price, value, reputation, quality and design of the products, technology, customer service including repair and maintenance service provided by the dealer, the availability of equipment and parts, and the proximity of stores. While we believe we compete favorably on each of these competitive factors, our sales and margins may be impacted by (i) aggressive pricing by competing equipment manufacturers or their dealers, (ii) our ability to obtain higher service margins based on our service quality and reputation, and (iii) our ability to attract new and retain existing customers based on the availability and quality of the products we offer and our local relationships and reputation.
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
Corporate Information
We were incorporated as a North Dakota corporation in 1980 and reincorporated in Delaware in December 2007 prior to our initial public offering. Our executive offices are located at 644 East Beaton Drive, West Fargo, ND 58078-2648. Our telephone number is (701) 356-0130. We maintain a website at www.titanmachinery.com. We make available, free of charge, copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on our website, as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the Securities and Exchange Commission ("SEC"). We are not including the information on our website as a part of, or incorporating it by reference into, this Form 10-K. Our SEC filings are also available free of charge at www.sec.gov.
Intellectual Property
We have registered trademarks for certain names and designs used in our business and have trademark applications pending for certain others. We operate our United States and European stores under the Titan Machinery name, and have continued to operate our Australian stores under the J.J. O’Connors name. Case IH, Case and New Holland are registered trademarks of CNH, which we are authorized to use pursuant to the terms of the CNH Dealer Agreements. In addition, other suppliers of equipment have authorized us to use their registered trademarks and trade names.
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
Employee Engagement and Retention
We conduct periodic comprehensive employee surveys designed to monitor overall employee engagement and identify actions that can be taken to improve our employees’ motivation and job satisfaction. Data collected in the periodic employee surveys is used to track progress against our internal goals and identify areas of interest and concern for our employees. Our performance review process also stresses employee engagement by providing employees and managers a format to discuss how an employee fits into a particular role, a team, and the Company as a whole. Through these performance review discussions, employees can see the bigger picture of how their individual positions and teamwork tie together to impact the Company and ultimately our shareholders.
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
Health and Safety
Employee health and safety is very important to us. We strongly believe that a safe work environment will help us gain a competitive advantage in the recruitment of employees and maintaining a trustworthy reputation with our partners. Through proactive management, training, and employee accountability, we strive to embed safety into every level of our organization. This includes providing a safe place to work, safety training relevant to the employee's position, and insuring compliance with all safety and environmental regulations. Our tiered safety/risk management program promotes active employee engagement at all levels within our organization. Our health and safety program is overseen by our Human Resources Department and managed at the enterprise level by our Environmental Health and Safety Manager and support staff, who in turn directly collaborate with store personnel to communicate new policies and directives, respond to questions and incidents, conduct mandatory monthly safety meetings, conduct on-site compliance evaluations, and provide on-site and company-wide training. We ensure that safety performance data is tracked, aggregated, and reviewed on an ongoing basis across our organization. Our safety/risk management team collects data on recordable injury rates, serious injury rates, and near misses from each of our facilities, and engages in a root cause analysis and identifies corrective action to prevent future occurrences. The results are shared with employees at respective store locations, and the data is reviewed regularly by the executive leadership team and shared with the Board on an annual basis.
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
Commitment to Core Values and Ethical Culture
Our employees are guided by our corporate core values of: “Our People”, “Integrity”, “Excellence”, and “Teamwork.” We promote these values from the top down. In every business decision and transaction, we expect our employees and business partners to do the right thing by conducting business with integrity, and to comply with all laws, rules and standards of conduct that apply to our Company in the many countries where we do business. In addition, we promote a commitment to ethics and compliance through our Code of Ethics and Business Conduct that addresses issues such as protection and proper use of Company assets, compliance with applicable laws and regulations, accuracy and preservation of records, accounting and financial reporting, conflicts of interest, and insider trading. We regularly train our employees on these issues and expect full compliance with our Code of Ethics and Business Conduct.
Community Engagement
We are committed to being a good neighbor and supporting the communities where we operate. We encourage our employees to share the same commitment, and in the U.S. assist them in this mission by offering annual paid volunteer time to support charities and community service projects, as well as offering annual paid time off to employees who are active volunteers in their local fire departments or first responder programs.
Employees
As of January 31, 2026, we employed 3,114 people on a full-time basis, 2,152 in the U.S., 641 in Europe and 321 in Australia, and an additional 245 part-time employees. We do not regularly use independent contractors in our business operations. To date, we have not experienced any work stoppages as a result of labor disputes, and we consider our relationship with our employees to be good. None of our employees are covered by a collective bargaining agreement.
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
Our business involves the generation, use, handling, and disposal of hazardous or toxic substances and wastes and the use of above ground and underground storage tanks ("ASTs" and "USTs", respectively). U.S. operations involving the management of wastes and the use of ASTs and USTs are subject to requirements of the Resource Conservation and Recovery Act of 1976, as amended, analogous state statutes, and their implementing regulations. Pursuant to these laws, federal and state environmental agencies have established approved methods for handling, storing, treating, transporting, and disposing of regulated substances and wastes with which we must comply.
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
Our U.S. operations also are subject to the Federal Water Pollution Control Act of 1972, as amended (also known as the Clean Water Act), analogous state statutes, and their implementing regulations which, among other things, prohibit discharges of pollutants into regulated waters without permits, require containment of potential discharges of oil or hazardous substances, and require preparation of spill contingency plans.
Global climate concerns related to greenhouse gas emissions have led to varying degrees of international and domestic legislative and regulatory responses. The level of required disclosure is currently uncertain in all jurisdictions in which we operate. We will continue to monitor the evolving regulatory landscape, as well as investor expectations, in this area.
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
ITEM 1A.    RISK FACTORS
The following risks should be considered in conjunction with Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K, including the risks and uncertainties described under the heading "Information Regarding Forward-Looking Statements", and our financial statements and the related notes appearing under Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10-K. The following is a discussion of the material factors that we believe make an investment in our common stock risky. These risks may affect our operating results and, individually or in the aggregate, could cause our actual results to differ materially from past and projected future results. Some of these risks could affect particular revenue sources or segments, while others could affect our full business. Although risks are organized by headings, and each risk is discussed separately, many are interrelated. Furthermore, additional risks not currently known to us or that we currently consider immaterial also may materially adversely affect our business in the future. As a result, the trading price of our common stock could decline, and you could lose all or part of your investment in our common stock
Risks Related to our Reliance on CNH
We are dependent upon CNH to supply competitive products.
The substantial majority of our business involves the sale and distribution of new equipment and aftermarket parts supplied by CNH and the servicing of equipment manufactured by CNH. Therefore, our financial performance and future success are highly dependent on the overall reputation, brand and success of CNH in the agricultural and construction equipment manufacturing industries, including its ability to maintain a competitive position in product innovation, product quality, and product pricing.
Our ability to maintain or grow market share is dependent on CNH's ability to design, manufacture, allocate and deliver to our stores at the right time high quality and desirable products that compare favorably to those of our principal competitors in terms of price, quality, functionality, features, connected and digital solutions, and autonomy. Supply chain issues, labor disputes such as strikes, and labor shortages have in the past, and could in the future, diminish the manufacturing output of CNH's plants, resulting in our stores not receiving inventories in the expected or required quantities and timelines necessary to satisfy customer demand. Any failure of CNH to offer competitive products, or delays in bringing strategic new products to market or delivery of ordered products to our stores could have a material adverse effect on our business, results of operations and financial condition.
We are dependent upon CNH's financial and marketing support.
CNH, directly or through its financing affiliate, supports our business by providing financial assistance and marketing support including the following:
•Floorplan payable financing for the purchase of a substantial portion of our equipment inventory;
•Retail financing used by many of our customers to purchase CNH equipment from us;
•Incentive, financing, and discount programs offered from time to time that enable us to price our products more competitively; and
•Promotional and marketing activities on national, regional and local levels.
Our financial performance is dependent on CNH's continued commitment to these offerings, at a level that allows us to be competitive in our markets.
We are dependent on CNH's ongoing commitment to its product warranties and reimbursement of dealers for warranty repairs.
CNH provides product warranties and, in some cases, extended warranties to our customers. Our stores perform warranty work for equipment under these product warranties, and we direct bill CNH as opposed to invoicing the customer. At any particular time, we have significant receivables from CNH for warranty work performed. CNH's ongoing commitment to its product warranties and timely payment for warranty work is important to both our market share success and our warranty related parts and service revenue.
Our CNH Dealer Agreements may be terminated by CNH and subject us to restrictions that may adversely impact our business.
We have entered into CNH Dealer Agreements under which we sell CNH's branded agricultural and construction equipment, along with aftermarket parts and repair services. Subject to applicable state statutes that may govern the dealer-

manufacturer legal relationship, CNH may terminate our CNH Dealer Agreements immediately in certain circumstances, following written notice and cure periods for certain breaches of the agreement, and for any reason under our Case Construction agreement following 120 days' prior written notice. If CNH were to terminate, including by non-renewal, all or any of its CNH Dealer Agreements with us, our business would be severely harmed.
Furthermore, CNH may unilaterally change its operating practices under the terms of the CNH Dealer Agreements to, among other things, change or authorize additional dealers in our sales and service areas, change its distribution system to the detriment of its dealers like us, limit our product offerings, and change pricing or delivery terms. If CNH were to change the terms of our CNH Dealer Agreements or its operating practices in a manner that adversely affects us, our business and results of operations would be harmed.
Our CNH Dealer Agreements impose significant obligations and restrictions on us.
Under our CNH Dealer Agreements, we are obligated to actively promote the sale of CNH equipment within our designated geographic areas of responsibility, fulfill the product warranty obligations of CNH (subject to CNH's payment to us of the agreed upon reimbursement), maintain adequate facilities and workforce to service the needs of our customers, stock equipment and parts inventories at the level deemed necessary by CNH to meet sales goals as stated in the annual business plan mutually agreed upon by us and CNH, maintain adequate working capital, and maintain stores only in authorized locations.
Consent of CNH is required for certain material changes in our ownership, governance or business structure, including the acquisition by any person or group of persons of 30% or more of our outstanding stock or 20% or more of our outstanding stock if the acquiring person or group is a competitor of CNH. This requirement may have the effect of discouraging a sale or other change in control of the Company, including transactions that may be in the best interests of our stockholders.
The acquisition of additional CNH geographic areas of responsibility and store locations in our Agriculture, Construction, Europe and Australia segments requires the consent of CNH under our CNH Dealer Agreements. CNH may decline, in its sole discretion, to consent to any acquisition of an additional CNH store location we may pursue. If CNH is unwilling to consent to any future proposed acquisition of additional dealerships, our ability to execute our acquisition strategy and grow our business may be impaired. In the event of a proposed divestiture of a store location, CNH has significant influence on the purchaser given that it retains discretion whether or not to grant a dealer agreement to the new owner.
Our CNH Dealer Agreements require us to operate any material business activities not related to sales of CNH products or services to customers in agricultural, construction, industrial or similar markets separately from our CNH dealership business. In addition, our CNH Dealer Agreements for domestic and international Case Construction equipment prohibit us from carrying other suppliers' products (new equipment and parts) at our domestic and international Case Construction stores that are competitive with CNH's products, unless consented to by CNH. These restrictions may discourage or prevent us from pursuing activities that we believe will grow our business.
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
•government policies, including aid and subsidies to agricultural enterprises provided by governments, policies impacting commodity prices or limiting the export or import of commodities, and alternative fuel mandates; and
•foreign government tariffs that affect export markets for U.S. farm products, which is a factor that has been, and may continue to be in the future, more significant due to the tariff policies of the current presidential administration.
In addition to macroeconomic drivers of net farm income, local growing conditions also influence farmers’ buying sentiment. Therefore, droughts, excess rain, hail, and other unfavorable weather conditions affecting certain geographic regions will adversely impact the affected farmers’ buying sentiment.
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
Our construction equipment customers primarily operate in the mining, energy production, residential and commercial construction, public infrastructure projects, agriculture, and forestry industries. The construction equipment market is influenced by factors such as:
•the amount and timing of public infrastructure spending;
•the level of new residential and non-residential construction; and
•the amount of capital spending in oil and gas, forestry, agriculture and mining.
The construction industry in many of our geographical areas has experienced periodic, and sometimes prolonged, economic down cycles. During these downturns, our revenues and profitability could be materially adversely impacted.
Inflationary increases in the cost of equipment combined with a depressed used equipment market (resulting in lower trade values of customers' used equipment) and higher interest rates have negatively impacted our customers' equipment purchasing decisions.
Many of our customers finance their equipment purchases. The ability to obtain affordable financing is an important part of a customer's decision to purchase agricultural or construction equipment. The affordability of new equipment is influenced by three factors: (i) the cost of the new equipment, which has increased significantly due to inflation and other factors over the past few years, and may experience additional increases due to tariffs on imported materials, parts and components that are required to manufacture the equipment; (ii) the trade value granted to the customer by the dealer for the used equipment being traded (in the current down cycle, the value of used equipment has fallen significantly, resulting in less trade value and requiring a greater cash contribution in the transaction); and (iii) the interest rate applied to the amount financed in the transaction. Interest rates have risen significantly over the past four years and remain elevated. All these factors, along with lower net farm income, have reduced affordability in a depressed equipment market. As a result, our revenue and profitability decreased significantly in fiscal 2025 and has not recovered in fiscal 2026. The results of the past two fiscal years evidence our susceptibility to these non-controllable market factors that adversely affected our financial performance.
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
Our industry is highly competitive.
The agricultural and construction equipment distribution (including parts and service) and rental industries are highly competitive and fragmented, with large numbers of companies operating on a regional or local basis. Historically, our competitors have competed aggressively on the basis of pricing or inventory availability, resulting in decreased margins on our sales to the extent we choose to match our competitors' pricing. To the extent we choose not to match or remain within a reasonable range of our competitors' pricing, we may lose sales and market share. In addition, to the extent CNH's equipment manufacturer competitors (such as Deere, Caterpillar, Komatsu, Volvo Group, and AGCO) provide their dealers with more innovative or higher quality products, lower cost products, better customer financing, better warranty programs, or have more effective marketing programs, or the CNH reputation is tarnished in the marketplace or with our customers, our ability to compete and our results of operations could be materially adversely affected. In addition, e-commerce companies selling parts have negatively impacted dealers' parts sales and margins, and we expect that this competitive pressure will continue to increase in the future.
The recent agreements of equipment manufacturers, including CNH, to provide farmers and independent repair shops access to diagnostic tools could negatively impact our repair services business.
In the past, state and federal legislation has been introduced, including in states in our footprint, that generally would require the manufacturers of products to provide the purchaser or independent repair technicians with documents, diagnostic software, and other information that would allow the equipment to be repaired without having it returned to the dealer for repair. Separately, the American Farm Bureau Federation and CNH brands, Case IH and New Holland, signed a memorandum of understanding in March 2023 (the “Memorandum of Understanding”) that allows farmers and independent repair shops to access CNH's brand manuals, tools, product guides and information to self-diagnose and self-repair machines, and enables farmers and independent repair shops to directly purchase diagnostic tools. The Memorandum of Understanding follows a similar format as agreed to by Deere in January 2023 which, in turn, follows the auto industry format. It is difficult to predict the long-term impact of the Memorandum of Understanding, or right to repair legislation if enacted in any area of our footprint, on our repair services business.
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
We currently operate dealership locations in Bulgaria, Germany, Romania, Ukraine and Australia. In fiscal 2026, total Europe and Australia segment revenues were 23.0% of our consolidated total revenue. As of January 31, 2026, total Europe and Australia segment assets were 27.4% of our consolidated total assets.
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
•compliance with the U.S. Foreign Corrupt Practices Act of 1977, as amended, and other U.S. laws that apply to the international operations of U.S. companies, which may be difficult and costly to implement and monitor, can create competitive disadvantages if our competitors are not subject to such laws, and which, if violated, may result in substantial financial and reputational harm;
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
The Russian military occupation of Ukraine has significantly disrupted our Ukrainian operations. While all of our Ukrainian stores are open, the outcome of the Russian military operation remains unclear, and we cannot predict the impact this conflict will have on our Ukrainian operations. The military conflict and related political instability, if it intensifies, may make it impossible for us to effectively operate our Ukraine dealerships, which may result in our decision to cease operations or dispose of our assets in Ukraine. This would result in asset write-offs and a loss in revenues and profits. See additional information in Note 1, Business Activity and Significant Accounting Policies, to the Consolidated Financial Statements in Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10-K. Moreover, upon any sale of our assets in Ukraine the existing currency restrictions may limit our ability to repatriate those funds to the United States or Europe. Even if we continue operations, the military conflict has significantly impacted, and we expect that it will continue to impact, our customers' liquidity and purchasing decisions for our products and services. If no crops are planted or a growing season is negatively impacted, this occurrence will limit our Ukrainian subsidiary's ability to generate cash and repay outstanding debt, and as a result of imposed currency exchange controls and other restrictions, restrict our ability to manage our cash held in Ukraine and our investment in our Ukrainian business. The military intervention has disrupted our Ukrainian work force, with certain employees being called to active military duty and other employees leaving the country and working remotely. Additional risks related to our operations in Ukraine, likely made more acute by the impact of the military conflict, include further devaluation of the local currency, increased interest rates and increased inflation.
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
Our orders for the purchase of new equipment and parts are based primarily on pre-sold equipment and projected demand. Our equipment orders from CNH typically must be slotted months in advance of actual delivery. If actual sales are materially less than our forecasts, for example because of a significant drop in net farm income, weather disruptions in our agricultural growing regions, or a construction industry recession, we would experience an over-supply of new equipment and parts inventory. This oversupply situation occurred in fiscal 2025 and continued through fiscal 2026, which has generally caused downward pressure on our product sale prices and margins, decreased our inventory turns, and increased our floorplan financing expenses. Given the variability of the macroeconomic factors affecting demand for equipment, our business will be subject to the risks arising from an oversupply situation, both in the current economic downcycle and beyond.
Our used equipment is generally acquired as trade-ins from customers in connection with equipment sales. In accordance with generally accepted accounting principles, each item of our used equipment inventory is valued at the lower of cost or net realizable value. In the current downturn, the agreed upon trade-in values on new equipment deals (frequently agreed to months in advance of the transaction closing) have not retained the values that we previously agreed to with the customer. Accordingly, ongoing downward adjustments to those trade-in values have occurred throughout fiscal 2025 and fiscal 2026 in accordance with the lower of cost or market accounting principles. The amounts of these write-downs of inventory are included in our cost of goods sold, and reduce our operating income.
Due to the length and severity of the current economic downcycle, or in any future downcycle, it is possible that we may need to change from our normal retail marketing channel to more aggressive marketing channels (such as auctions) for specific pieces or categories of equipment inventory, particularly as equipment inventory ages. If we determine that such measures are appropriate responses in the current or any future economic downcycle, these aggressive measures will generally result in lower profit margins than those we would obtain through our normal marketing channel.
Our level of indebtedness could limit our financial and operational flexibility.
As of January 31, 2026, our indebtedness included floorplan payable financing, real estate mortgage financing secured by real estate assets, and other long-term debt. In addition, we have obligations under our lease agreements for many of our store locations and corporate headquarters. Our level of indebtedness could have important consequences. For example, it could:
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
Our credit facilities with CNH Capital, DLL Finance, and certain of our real estate lenders require us to satisfy an adjusted debt to tangible net worth ratio and fixed charge coverage ratio on an ongoing basis, measured at the end of each fiscal quarter. Under the Bank Syndicate Agreement, if our excess availability (i.e., borrowing base capacity less outstanding loan balance and certain reserves) falls below a certain threshold, we become subject to a minimum fixed charge coverage ratio. Our ability to borrow under these credit agreements depends upon compliance with these financial covenants.
Our failure to satisfy any covenant, absent a waiver or amendment, would cause us to be in default under our credit facilities and would enable our lenders to accelerate payment of the outstanding indebtedness. Each of our credit agreements includes cross-default provisions so that certain types of defaults under any other credit agreement will also constitute a default under that credit agreement. If a default occurred, and the lender demanded accelerated payment, we may not be able to satisfy a pay-off request, whether through internal funds or new financing.
Our variable rate indebtedness exposes us to interest rate risk.
A substantial portion of our floorplan and working capital borrowings, including the credit facilities with CNH Capital, the Bank Syndicate, DLL Finance, and our international floorplan facilities are at variable interest rates and expose us to interest rate risk. There are many factors outside our control that have in the past and may, in the future, impact interest rates including publicly announced indices that underlie the interest obligations related to a certain portion of our debt. Factors that impact interest rates include governmental monetary policies, inflation, recession, changes in unemployment, the money supply, and international instability impacting domestic and foreign financial markets. Any increases in interest rates could have an adverse effect on our results of operations. The adverse impact of higher rates on our financial performance is magnified during industry economic downcycles, such as we are experiencing now, when we are more likely to have an oversupply of inventory.
The agricultural and construction equipment industries are highly seasonal, which can cause significant fluctuations in our results of operations and cash flow.
The agricultural and construction equipment businesses are highly seasonal, which causes our quarterly results and cash flows to fluctuate during the year. Farmers generally purchase agricultural equipment and service work in preparation for, or in conjunction with, the planting and harvesting seasons. Construction customers purchases of equipment and service work, as well as rental of construction equipment, are also seasonal in our stores located in colder climates where construction work slows significantly in the winter months. In addition, the fourth quarter typically is a significant period for equipment sales in the U.S. because of our customers’ year-end tax considerations, the timing of dealer incentives and the increase in availability of farmers’ funds from completed harvests and construction customers' funds from completed projects. Also, numerous external factors such as credit markets, commodity prices, weather conditions, and other circumstances may disrupt normal purchasing practices and customers’ sentiment, further contributing to the seasonal fluctuations.
Changes in tax rates or the adoption of new tax legislation may adversely affect our financial results.
The Company is subject to taxes in the U.S. and a number of foreign jurisdictions where it conducts business. The Company’s effective tax rate has been, and may continue to be affected by changes in the mix of earnings in jurisdictions with differing statutory tax rates, changes in the valuation of deferred tax assets, and changes in tax laws or their interpretation, such as the 15% global minimum tax under the Organization for Economic Cooperation and Development Pillar Two, Global Anti-Base Erosion Rules. In addition, the U.S. government could adopt changes to international trade agreements, tariffs, taxes and other related regulations. If the Company’s effective tax rate were to increase, or if the ultimate determination of the Company’s taxes owed is for an amount in excess of amounts previously accrued, our financial results could be adversely affected.
Climate and Weather Risks
Weather conditions may negatively impact the agricultural and construction equipment markets and affect our financial results.
Weather conditions, particularly severe floods and droughts, can have a significant adverse effect on growing conditions and on regional agricultural and construction markets. Adverse weather conditions may result in fewer acres being planted or harvested by farmers, reduced crop yields on those acres that are planted, and delays or cancellations of construction projects. This in turn could result in lower demand for our agricultural and construction equipment and services and adversely affect our results of operations. Many scientific reports predict that severe weather events can be expected to become more frequent as a result of global climate change. Furthermore, the long-term impacts of climate change, whether involving physical risks (such as the extreme weather conditions discussed above) or transition risks (such as regulatory changes discussed below) are expected to be widespread and unpredictable. As severe weather events become increasingly common, our or our customers’ operations may be disrupted, which could result in increased operational costs or reduced demand for our products and services and extended periods of disruptions could have an adverse effect on our results of operations. In addition, climate change may also reduce the availability or increase the cost of insurance for weather-related events as well as impact the global economy, including potential disruptions to supply chains. We anticipate that climate change-related risks will increase over time.
New or more stringent greenhouse gas emission standards designed to address climate change could increase costs of the equipment we purchase from our suppliers and increase our customers’ costs of operations.
There is global scientific consensus that emissions of greenhouse gases ("GHG") continue to alter the composition of Earth’s atmosphere in ways that are affecting and are expected to continue to affect the global climate. These developments have prompted various regulatory responses, though the scope and ultimate impact of these emerging requirements remain subject to uncertainty. Any associated future compliance costs are similarly uncertain. Various stakeholders, including legislators and regulators, shareholders and non-governmental organizations, as well as companies in many business sectors are continuing to look for ways to reduce GHG emissions.
The regulation of GHG emissions from the equipment we sell could result in additional manufacturing costs to our suppliers that, in turn, will likely pass along those costs to us through higher wholesale prices of the equipment. We may not be successful in passing along the equipment price increases to our customers, which could impact our results of operation and margins. To the extent that we attempt to pass along price increases to our customers, the increased costs of equipment may negatively affect their purchasing decisions or result in their decision to purchase equipment from a different dealer or brand.
Because the impact of any future climate disclosure laws and regulatory or product standard requirements is dependent on the timing and design of mandates or standards, we are unable to predict with any specificity their potential impact at this time.
Risks of our Growth Strategy
If our acquisition plans are unsuccessful, we may not achieve our planned long-term revenue growth.
Our ability to grow through the acquisition of additional CNH geographic areas of responsibility and store locations or other businesses will be dependent upon the availability of suitable acquisition candidates at acceptable prices, our ability to compete effectively for available acquisition candidates and the availability of capital to complete the acquisitions. We may not successfully identify suitable targets, or if we do, we may not be able to close the transactions, or if we close the transactions, they may not be profitable. In addition, CNH's consent is required for the acquisition of any CNH dealership, and the consent of our lenders is required for certain acquisitions. CNH typically evaluates management, historical performance, and capitalization of a prospective acquirer, along with CNH's desired make-up of its distribution network, in determining whether to consent to the sale of a CNH dealership. We may not obtain the consent of CNH or our lenders for certain acquisitions we may propose.
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
In addition, in recent years it has been increasingly difficult to hire and retain qualified employees, which we believe is primarily attributable to market conditions, which in turn has created increased competition in labor markets. Difficulties in hiring and retaining employees and heightened competition for employees may impact our ability to serve customers, increase our costs, and impair our efficiency and effectiveness and our ability to pursue growth opportunities.
Labor organizing activities could negatively impact us.
Although none of our employees are covered by a collective bargaining agreement, there have been attempts to unionize our employees at certain stores. The unionization of all or a substantial portion of our workforce could result in work slowdowns or stoppages, increased overall costs, reduced operating margins, reduced efficiency of our operations at the affected locations, and reduced flexibility in running our business competitively.
Liability Risks
Selling and renting agricultural and construction equipment, selling parts, and providing repair services subject us to liability risks that could adversely affect our financial condition and reputation.
Products sold, rented or serviced by us may expose us to potential liabilities for personal injury or property damage claims that arise from the use and transportation of those products. Our commercial liability insurance may not be adequate to cover significant liability claims, or we may not be able to secure such insurance on economically reasonable terms. An uninsured or partially insured product liability claim for which indemnification from the manufacturer is not available could have a material adverse effect on our financial condition or results of operations. Furthermore, if any significant claims are made against us or against CNH or any of our other suppliers, our business may be adversely affected by any related negative publicity or any adverse impact on the reputation or brand of any of our suppliers, including CNH.
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
We maintain cyber risk insurance, but this insurance may not be sufficient to cover all of our losses from any future breaches of our systems, and we cannot guarantee that applicable insurance will be available to us in the future on economically reasonable terms or at all. While we have experienced cybersecurity incidents in the past, to date, none has materially impacted the Company or our financial position, results of operations and/or cash flows. See more information below in Item 1C, Cybersecurity, of this Form 10-K.
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
Our cybersecurity governance program is led by our Vice President of Information Technology (“VP of IT”). The VP of IT is informed about and monitors the prevention, detection, mitigation, and remediation efforts through regular communication and reporting from professionals on the security team. Our VP of IT has been assessing and managing cybersecurity risk for the Company since 2015. In total, our VP of IT has over 20 years of IT industry experience in various roles. Our cybersecurity security team includes a dedicated manager with over 15 years of experience who reports directly to our VP of IT to help manage cybersecurity risks for the Company.
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
While we have experienced cybersecurity incidents in the past, based upon the information that we have as of the end of fiscal 2026, we are not aware of any cybersecurity incident that has materially affected or that is reasonably likely to materially affect our business' financial position or results of operations. However, the risks from cybersecurity threats and incidents continue to increase, and the preventative actions we have taken and continue to take to reduce the risk of cybersecurity threats and incidents may not successfully protect against all such threats and incidents, and, as a result, there can be no assurances that we or the third parties we interact with will not experience a cybersecurity event in the future that will materially impact us. We continue to invest in cybersecurity and the resiliency of our networks and to enhance our internal controls and processes, which are designed to help protect our systems and infrastructure, and the information they contain. For more information regarding the risks we face from cybersecurity threats, please see the disclosure under the heading “Risks Related to Data Security—Security breaches and other disruptions could compromise our information systems and expose us to liability, which would cause our business and reputation to suffer,” under Item 1A, Risk Factors, of this Form 10-K.
ITEM 2.    PROPERTIES
Equipment Stores
As of January 31, 2026, we operated 144 full service agricultural and construction equipment stores in the following locations:

	Agriculture Segment	Construction Segment	Europe Segment	Australia Segment	Total
United States
Minnesota	15	3	—	—	18
Nebraska	13	2	—	—	15
Iowa	12	3	—	—	15
South Dakota	12	2	—	—	14
North Dakota	11	4	—	—	15
Colorado	—	3	—	—	3
Idaho	6	—	—	—	6
Kansas	1	—	—	—	1
Wisconsin	1	1	—	—	2
Wyoming	1	—	—	—	1
European Countries
Bulgaria	—	—	8	—	8
Germany	—	—	7	—	7
Romania	—	—	14	—	14
Ukraine	—	—	10	—	10
Australia
New South Wales	—	—	—	4	4
South Australia	—	—	—	1	1
Victoria	—	—	—	10	10
Total	72	18	39	15	144
Store Lease Arrangements
As of January 31, 2026, we leased 65 store facilities with lease arrangements expiring at various dates through April 30, 2042. Many of our lease agreements include fair market value purchase options, rights of first refusal, lease term extension options, or month-to-month or year-to-year automatic renewal provisions at the conclusion of the original lease period. A majority of the leases provide for fixed monthly rental payments and require us to pay the real estate taxes on the properties for the lease periods. We are generally responsible for utilities and maintenance of the leased premises. All of the leases require that we maintain public liability, property casualty, and personal property insurance on each of the leased premises. The leases generally require us to indemnify the lessor in connection with any claims arising from the leased premises during our occupation of the property.

We believe our owned and leased facilities are adequate to meet our current and anticipated needs.
In recent years, we have been strategically purchasing real estate of certain dealership locations, and have financed those purchases using long term debt. We currently own the store facilities for 72 U.S. dealership locations, five European dealership locations and two Australian dealership locations. In acquiring most of these owned facilities, we have incurred debt financing and were granted mortgages in favor of the relevant lender. The remainder of our U.S. and international store locations are leased from third parties.
As part of our due diligence review prior to a dealership acquisition, we evaluate the adequacy, suitability and condition of the related real estate. Our evaluation typically includes a Phase I environmental assessment, and if deemed necessary, a Phase II environmental assessment of the real property to determine whether there are any environmental concerns. If any environmental concerns exist, we generally require that such concerns be addressed prior to acquisition of the dealership real estate.
Headquarters
We currently lease and occupy approximately 48,000 square feet in West Fargo, North Dakota for our headquarters, which the lease expires on January 31, 2028. We have signed a purchase agreement to purchase the facility at or before the termination of the lease. We continually review our location needs, including the adequacy of our headquarters space, to ensure our space is sufficient to support our operations. We believe there is ample opportunity for expansion in our West Fargo headquarters facility if necessary.
ITEM 3.    LEGAL PROCEEDINGS
We are, from time to time, subject to claims and suits arising in the ordinary course of business. Such claims have, in the past, generally been covered by insurance. Management believes the resolution of these legal matters will not have a material effect on our financial condition, results of operation or cash flow. However, the ultimate outcome of any such actions is not assured, and our insurance may not be adequate to cover all liabilities, whether anticipated or unforeseen, that may arise out of claims brought against us. See Note 12, Contingencies, to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The names, ages and positions of our executive officers are as follows:

Name	Age	Position
Bryan Knutson	47	Chief Executive Officer and President
Robert Larsen	40	Chief Financial Officer and Treasurer
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
Robert Larsen became our Chief Financial Officer in December 2022. Prior to joining us, he served as the Head of Finance for CNH's team focused on precision technology. Prior to joining CNH, Robert held various positions at Raven Industries starting in 2016, including Director of Finance, Director of Investor Relations and various other roles. Robert began his career as an accountant with PricewaterhouseCoopers LLP and is a Certified Public Accountant.
PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
Our common stock is listed for trading on the Nasdaq Global Select Market and trades under the symbol "TITN". As of March 23, 2026, there were approximately 727 record holders of our common stock, which excludes holders whose stock is held either in nominee name or in street name by brokers and other institutions.
DIVIDENDS
We have not historically paid any dividends on our common stock. Payment of future cash dividends, if any, will be at the discretion of the Board after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, outstanding indebtedness and plans for expansion and restrictions imposed by lenders, if any.
UNREGISTERED SALES OF EQUITY SECURITIES
We did not have any unregistered sales of equity securities during the fiscal quarter ended January 31, 2026.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
For information on securities authorized for issuance under our equity compensation plans, refer to Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Form 10-K.
REPURCHASES
Under our equity incentive plan, participants may satisfy the statutory minimum federal, state and local withholding tax obligation arising in connection with plan awards by electing to have the Company withhold shares of common stock otherwise issuable under the award.
The Company repurchased a total of 2,786 and 44,712 shares of its common stock for $0.1 million and $0.8 million to cover the income tax obligation on vested employee equity awards during the three months and fiscal year ended January 31, 2026, respectively.

STOCK PERFORMANCE GRAPH
The following graph compares the cumulative total return for the last trading day of our last five fiscal years on a $100 investment (assuming dividend reinvestment) on January 31, 2021, the last trading day before our fifth preceding fiscal year, in each of our common stock, the Russell 2000 Index and the S&P 500 Retail Index.

225.00
200.00
175.00
150.00
125.00
100.00
75.00
50.00
2021
2022
2023
2024
2025
2026
Titan Machinery Inc.
S&P 500 Retail Index
Russell 2000 Index

	January 31,
	2021	2022	2023	2024	2025	2026
Titan Machinery Inc.	$100.00	$144.60	$206.29	$125.49	$87.89	$76.38
S&P 500 Retail Index	100.00	108.88	87.57	112.14	156.58	158.51
Russell 2000 Index	100.00	97.82	93.17	93.91	110.32	126.05

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing under Item 8, Financial Statements and Supplementary Data, of this Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this annual report, including information with respect to our plans and strategy for our business and expected financial results, includes forward-looking statements that involve risks and uncertainties. You should review the "Information Regarding Forward-Looking Statements" in this Item 7 and the risks and uncertainties described under Part I, Item 1A, Risk Factors, of this Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis in this Form 10-K.
A discussion of changes in our Financial Results and Cash Flow Comparisons from fiscal 2024 to fiscal 2025 has been omitted from this Form 10-K, but may be found in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended January 31, 2025, filed with the SEC on April 7, 2025.
BUSINESS DESCRIPTION
We own and operate a network of full service agricultural and construction equipment stores in the United States, Europe, and Australia. Based upon information provided to us by CNH, we are the largest retail dealer of Case IH Agriculture equipment in the world, one of the largest retail dealers of Case Construction equipment in North America and one of the largest retail dealers of New Holland Agriculture and New Holland Construction equipment in the U.S. We operate our business through four reportable segments: Agriculture, Construction, Europe and Australia. Within each segment, we have four principal sources of revenue: new and used equipment sales, parts sales, equipment repair and maintenance services and equipment rental and other business activities.
The agricultural equipment we sell and service includes machinery and attachments for uses ranging from large-scale farming to home and garden use. The construction equipment we sell and service includes heavy construction machinery, light industrial machinery for commercial and residential construction, road and highway construction machinery, energy, and forestry operations equipment. We offer our customers a one-stop solution for their equipment needs through:
•new and used equipment sales;
•parts sales;
•equipment repair and maintenance services; and
•equipment rental and other business activities.
The new equipment and parts we sell are supplied primarily by CNH. According to its public reports, CNH is a leading manufacturer and supplier of agricultural and construction equipment based on the number of units sold, primarily through the Case IH Agriculture, New Holland Agriculture, Case Construction and New Holland Construction brands. Sales of new CNH products accounted for approximately 69% of our new equipment revenue in fiscal 2026, with our single largest manufacturer other than CNH representing approximately 3% of our total new equipment revenue in fiscal 2026. We acquire used equipment for resale primarily through trade-ins from our customers and in some cases through selective purchases. We sell parts and provide in-store and on-site repair and maintenance services. We rent equipment and provide other ancillary products and services such as equipment transportation, GPS signal subscriptions, farm data management systems, precision farming equipment, and finance and insurance products.
Throughout our 45-year operating history, we have built an extensive, geographically contiguous network of 90 full service stores located in the United States, 39 in Europe and 15 in Australia. We have a history of growth through acquisitions, including completing over 60 acquisitions with locations in 15 U.S. states, four European countries and three Australian states since January 1, 2003. We believe that there will continue to be opportunities for dealership consolidation in the future, and we expect that acquisitions will continue to be a component of our long-term growth strategy.
Certain External Factors Affecting our Business
We are subject to a number of factors that affect our business including those factors discussed in this Form 10-K under Part I, Item 1A, Risk Factors, and under the heading “Information Regarding Forward-Looking Statements” in this Item 7. Certain of these external factors include, but are not limited to, the following:

Russia-Ukraine Geopolitical Conflict
Since the onset of the Russia-Ukraine conflict in February 2022, most of Titan Machinery's Ukrainian customers have been able to continue their work, although at a reduced capacity and schedule. The Company's business systems in Ukraine have continued to function but have been, and could continue to be, negatively impacted in the future. To date, the impact of this conflict has not been, and in the future is not expected to be, material to Titan Machinery’s consolidated business operations and financial performance. However, the full impact of the conflict remains uncertain and will depend on future developments, including the severity and duration of the conflicts and its impact on regional and global economic conditions. The Company will continue to monitor the ongoing conflict between Russia and Ukraine as it is highly complex and continues to evolve.
Macroeconomic and Industry Factors
Our Agriculture and International businesses are primarily driven by the demand for agricultural equipment for use in the production of food, fiber, feed grain and feedstock for renewable energy. Agriculture industry factors such as changes in agricultural commodity prices and net farm income, have an effect on our customers' sentiment and their ability to secure financing for equipment purchases. Macroeconomic and industry factors that affect commodity prices and net farm income include changes to worldwide demand for agriculture commodities, crop yields and supply disruptions caused by weather patterns and crop diseases, crop stock levels, production costs, and changes to U.S. dollar foreign currency exchange rates. Based on the February 2026 U.S. Department of Agriculture ("USDA") publications, the most recent estimate of farm cash receipts for calendar year 2025 is estimated to increase 3.0% compared with calendar year 2024. The commodity prices of corn and soybeans, which are the predominant crops in our Agriculture store footprint, were at or near record prices in fiscal 2023 but declined in fiscal 2024 and have remained depressed in fiscal 2025 and 2026. The USDA projected farm cash receipts for calendar year 2026 to decrease 2.7%, as compared to the estimated results of calendar year 2025.
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
Dependence on our Primary Supplier
The majority of our business involves the distribution and servicing of equipment manufactured by CNH. In fiscal 2026, CNH supplied approximately 69% of our new equipment revenue on a consolidated basis and 74%, 75%, 57% and 60% in our Agriculture, Construction, Europe, and Australia segments, respectively. CNH also represented a significant portion of our parts revenue. Thus, we believe the following factors have a significant impact on our operating results:

•CNH's product offerings, reputation and market share;
•CNH's product prices and incentive and discount programs;
•CNH's supply of inventory and ability to match demand levels and delivery timelines;
•CNH's offering of floorplan payable financing for the purchase of a substantial portion of our inventory; and
•CNH's offering of financing and leasing used by our customers to purchase CNH equipment from us.
Credit Market Changes
Changes in credit markets can affect our customers' ability and willingness to make capital expenditures, including purchasing our equipment. Tight credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets have the potential to adversely affect our business. Such economic instability and reduced consumer confidence can lead to tighter credit markets, potentially limiting access to capital and negatively impacting the financial terms available to our customers. High retail interest rates negatively impact customer demand due to higher borrowing costs, which makes purchasing equipment less attractive.
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
Tariffs
The U.S. federal government has imposed tariffs on imports from a broad range of countries. Certain of these tariffs have been invalidated following court challenges and then reimposed under a different authority. In response, some countries have enacted retaliatory tariffs on U.S. exports. The amounts, applicability and validity of the tariffs are complex and ever-changing, creating an unstable global trade environment.
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
Absorption
Absorption is an industry term that refers to the percentage of an equipment dealer's operating expense covered by the combined gross profit from parts, service and rental fleet activity. We calculate absorption by dividing our gross profit from sales of parts, service and rental fleet by our operating expenses, less commission expense on equipment sales, plus interest expense on rental fleet debt. We believe that absorption is an important management metric because during economic downcycles our customers tend to postpone new and used equipment purchases while continuing to run, maintain and repair their existing equipment. Thus, operating at a high absorption rate enables us to operate profitably throughout economic downcycles.
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
Key Financial Statement Components
Revenue
Our revenue consists of the following components:
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
Cost of Revenue
Our cost of revenue consists of the following components:
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
Floorplan Interest
The cost of financing inventory is an important factor affecting our results of operations. Floorplan payable financing from CNH Capital, the Bank Syndicate Agreement, DLL Finance and various credit facilities related to our foreign subsidiaries represent the primary sources of financing for equipment inventories. CNH regularly offers interest-free periods as well as additional incentives and special offers. As of January 31, 2026, 54.0% of our floorplan payable financing was non-interest bearing.
Other Interest Expense
Interest expense represents the interest on our debt instruments, other than floorplan payable financing facilities. This includes long term debt used to finance the purchase of real estate and vehicles.

Results of Operations
Comparative financial data for each of our four sources of revenue for fiscal 2026 and 2025 are presented below. The results include the acquisitions made during these periods. The year-to-year comparison included below is not necessarily indicative of future results. Information regarding segment revenue and income (loss) before income taxes is presented for each fiscal year following our discussion of the consolidated results of operations. Additional information regarding our segments is included in Note 21, Business Segment and Geographic Information, to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

	Year Ended January 31,
	2026	2025
	(dollars in thousands)
Equipment
Revenue	$1,774,535	$2,050,298
Cost of revenue	1,645,205	1,912,803
Gross profit	$129,330	$137,495
Gross profit margin	7.3%	6.7%
Parts
Revenue	$428,261	$428,457
Cost of revenue	295,746	294,233
Gross profit	$132,515	$134,224
Gross profit margin	30.9%	31.3%
Service
Revenue	$177,910	$180,107
Cost of revenue	68,451	66,823
Gross profit	$109,459	$113,284
Gross profit margin	61.5%	62.9%
Rental and other
Revenue	$46,401	$43,260
Cost of revenue	35,149	32,633
Gross profit	$11,252	$10,627
Gross profit margin	24.2%	24.6%

The following table sets forth our statements of operations data expressed as a percentage of revenue for the fiscal years indicated.

	Year Ended January 31,
	2026	2025
Revenue
Equipment	73.1%	75.9%
Parts	17.6%	15.9%
Service	7.3%	6.7%
Rental and other	2.0%	1.5%
Total Revenue	100.0%	100.0%
Total Cost of Revenue	84.2%	85.4%
Gross Profit Margin	15.8%	14.6%
Operating Expenses	15.9%	14.5%
Impairment of Intangible and Long-Lived Assets	0.1%	—%
Restructuring Costs	0.1%	—%
(Loss) Income from Operations	(0.3)%	0.1%
Other Income (Expense)	(1.5)%	(1.9)%
Loss Before Income Taxes	(1.8)%	(1.8)%
Provision (Benefit from) for Income Taxes	0.4%	(0.4)%
Net Loss	(2.2)%	(1.4)%
Fiscal Year Ended January 31, 2026 Compared to Fiscal Year Ended January 31, 2025
Consolidated Results
Revenue

	Year Ended January 31,		Increase/	Percent
	2026	2025	(Decrease)	Change
	(dollars in thousands)
Equipment	$1,774,535	$2,050,298	$(275,763)	(13.4)%
Parts	428,261	428,457	(196)	—%
Service	177,910	180,107	(2,197)	(1.2)%
Rental and other	46,401	43,260	3,141	7.3%
Total Revenue	$2,427,107	$2,702,122	$(275,015)	(10.2)%
Total revenue for fiscal 2026 decreased by 10.2%, or $275.0 million, compared to fiscal 2025. The decrease was primarily attributable to challenging industry conditions, including decreases in agricultural commodity prices and total crop receipts, as well as increased input costs, which negatively impacted customer sentiment.

Gross Profit

	Year Ended January 31,		Increase/	Percent
	2026	2025	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$129,330	$137,495	$(8,165)	(5.9)%
Parts	132,515	134,224	(1,709)	(1.3)%
Service	109,459	113,284	(3,825)	(3.4)%
Rental and other	11,252	10,627	625	5.9%
Total Gross Profit	$382,556	$395,630	$(13,074)	(3.3)%
Gross Profit Margin
Equipment	7.3%	6.7%	0.6%	9.0%
Parts	30.9%	31.3%	(0.4)%	(1.3)%
Service	61.5%	62.9%	(1.4)%	(2.2)%
Rental and other	24.2%	24.6%	(0.4)%	(1.6)%
Total Gross Profit Margin	15.8%	14.6%	1.2%	8.2%
Gross Profit Mix
Equipment	33.8%	34.8%	(1.0)%	(2.9)%
Parts	34.6%	33.9%	0.7%	2.1%
Service	28.6%	28.6%	—%	—%
Rental and other	3.0%	2.7%	0.3%	11.1%
Total Gross Profit Mix	100.0%	100.0%
 Gross profit for fiscal 2026 decreased 3.3%, or $13.1 million, as compared to fiscal 2025. Gross profit margin increased to 15.8% in fiscal 2026 from 14.6% in fiscal 2025. The increase in gross profit margin for fiscal 2026 was primarily due to higher equipment margins and a change in sales mix, with a greater proportion of revenue earned from parts during fiscal 2026 as compared to fiscal 2025.
Our Company-wide absorption rate increased to 75.2% for fiscal 2026 as compared to 75.0% during fiscal 2025.
Operating Expenses

	Year Ended January 31,		Increase/	Percent
	2026	2025	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$385,237	$389,780	$(4,543)	(1.2)%
Operating Expenses as a Percentage of Revenue	15.9%	14.4%	1.5%	10.4%
Operating expenses for fiscal 2026 decreased by 1.2%, or $4.5 million, as compared to fiscal 2025. The decrease was led by lower variable expenses associated with the year-over-year decline in revenue and profitability due to challenging industry fundamentals, as well as management's expense reduction efforts. Operating expenses as a percentage of revenue increased to 15.9% in fiscal 2026 from 14.4% in fiscal 2025. The increase in operating expenses as a percentage of total revenue was due to lower revenue sales caused by challenging industry conditions.

Impairment Charges and Restructuring Costs

	Year Ended January 31,		Increase/	Percent
	2026	2025	(Decrease)	Change
	(dollars in thousands)
Impairment of Goodwill	$—	$531	$(531)	N/M
Impairment of Intangible and Long-Lived Assets	2,291	1,311	980	74.8%
Restructuring Costs	1,741	—	1,741	N/M
*N/M = Not Meaningful
In fiscal 2026, we recognized $2.3 million of impairment expense related to other intangible and long-lived assets, of which $0.9 million was within the Agriculture segment, $0.1 million was within the Construction segment, $0.7 million was within the Europe segment and $0.5 million was within Shared Resources. We also recognized $1.7 million of restructuring costs within our Europe segment related to employee severance costs for our Germany liquidation.
In fiscal 2025, we recognized $1.3 million of impairment expense related to other intangible and long-lived assets, of which $0.2 million was within the Agriculture segment, $0.2 million was within the Construction segment and $0.9 million was within the Europe segment. We also recognized $0.5 million of impairment expense related to goodwill assets in our Europe segment, in fiscal 2025.

Other Income (Expense)

	Year Ended January 31,		Increase/	Percent
	2026	2025	(Decrease)	Change
	(dollars in thousands)
Interest and other income (expense)	$4,389	$(4,178)	$8,567	205.1%
Floorplan interest expense	(24,109)	(34,710)	(10,601)	(30.5)%
Other interest expense	(18,974)	(15,105)	3,869	25.6%
Interest and other income (expense) for fiscal 2026 increased by approximately $8.6 million as compared to fiscal 2025. The increase in interest and other income (expense) compared to fiscal 2025 was primarily due to a $9.7 million non-cash, sale-leaseback finance modification expense related to the agreement to purchase 13 of our leased facilities at the end of the respective lease terms and partially offset by a $3.6 million gain on cancellation of debt in relation to the U.S. Treasury Department’s New Market Tax Credit Program.
Floorplan interest expense decreased $10.6 million for fiscal 2026, as compared to fiscal 2025, primarily due to lower interest-bearing inventory levels. The increase in other interest expense in fiscal 2026 is the result of an increased amount of interest coming from finance leases, due to the agreement to purchase several of our leased facilities at the end of the lease term.
Provision for (Benefit from) Income Taxes

	Year Ended January 31,		Increase/	Percent
	2026	2025	(Decrease)	Change
	(dollars in thousands)
Provision for (Benefit from) Income Taxes	$8,767	$(13,074)	$21,841	167.1%
Our effective tax rate changed from 26.2% in fiscal 2025 to 19.3% in fiscal 2026. The effective tax rate change was primarily driven by recognizing valuation allowances on certain U.S. federal, state and international deferred tax assets, including net operating losses and non-deductible interest expense with an indefinite carryforward period.

Segment Results

	Year Ended January 31,		Increase/	Percent
	2026	2025	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$1,557,814	$1,888,428	$(330,614)	(17.5)%
Construction	311,029	331,574	(20,545)	(6.2)%
Europe	377,739	261,005	116,734	44.7%
Australia	180,525	221,115	(40,590)	(18.4)%
Total	$2,427,107	$2,702,122	$(275,015)	(10.2)%

(Loss) Income Before Income Taxes
Agriculture	$(28,857)	$(39,773)	$10,916	27.4%
Construction	(8,145)	(6,652)	(1,493)	(22.4)%
Europe	15,187	(3,893)	19,080	N/M
Australia	(3,920)	2,889	(6,809)	N/M
Segment (loss) income before income taxes	(25,735)	(47,429)	21,694	45.7%
Shared Resources	(19,672)	(2,556)	(17,116)	N/M
Total	$(45,407)	$(49,985)	$4,578	9.2%
*N/M = Not Meaningful
Agriculture
Agriculture segment revenue for fiscal 2026 decreased 17.5%, or $330.6 million, compared to fiscal 2025. The revenue decrease was due to a same-store sales decrease of 17.4% during fiscal 2026 as compared to fiscal 2025. The same-store sales decrease was due to a decrease in equipment revenue resulting from challenging industry conditions, such as decreases in agricultural commodity prices and total crop receipts, which negatively affected customer sentiment in fiscal 2026, as compared to the same period in the prior year. Changes in actual or anticipated crop receipts and farmer profitability generally have a direct correlation with retail demand for equipment.
Agriculture segment loss before income taxes was $28.9 million for fiscal 2026 compared to $39.8 million for fiscal 2025. The increase in segment results is primarily due to material progress in the Company's inventory reduction and optimization initiatives. The fiscal 2025 period was also negatively impacted by a net $5.2 million non-cash, sale-leaseback finance modification expense related to the agreement to purchase 13 of our leased facilities at the end of the respective lease terms.
Construction
Construction segment revenue for fiscal 2026 decreased 6.2%, or $20.5 million, compared to fiscal 2025. The decrease in revenue was driven by the softening of equipment demand.
Our Construction segment loss before income taxes was $8.1 million for fiscal 2026 compared to $6.7 million for fiscal 2025. The decrease in segment results was primarily related to lower equipment margins compared to the same period last year. The fiscal 2025 period was also negatively impacted by a $4.5 million non-cash, sale-leaseback finance modification expense related to the agreement to purchase 13 of our leased facilities at the end of the respective lease terms. In addition, the dollar utilization of our rental fleet decreased from 23.8% for fiscal 2025 to 23.1% for fiscal 2026.
Europe
Europe segment revenue for fiscal 2026 increased 44.7%, or $116.7 million, compared to fiscal 2025. The increase in revenue resulted from an increase in equipment demand, which was driven by a strong response to European Union stimulus programs in Romania.
Our Europe segment income before income taxes was $15.2 million for fiscal 2026 compared to a loss before income taxes of $3.9 million for fiscal 2025. The increase in segment pre-tax income was primarily the result of increased equipment sales as noted above, which was partially offset by Germany wind down activities in fiscal 2026. During fiscal 2026, the Europe segment recorded a waiver of $10.3 million related to an intercompany loan. A corresponding amount was recorded to Shared Resources and the amounts are eliminated in consolidation.

Australia
Australia segment revenue for fiscal 2026 decreased 18.4%, or $40.6 million, compared to fiscal 2025. The decrease was driven by the normalization of sprayer deliveries in fiscal 2026 after having caught up on a multi-year backlog of deliveries during fiscal 2025.
Our Australia segment loss before income taxes was $3.9 million for fiscal 2026 compared to $2.9 million of income before income taxes for fiscal 2025. The decrease in segment pre-tax loss was primarily the result of decrease in revenue as noted above.
Shared Resources/Eliminations
We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate most of these net expenses to our segments. Since these allocations are set early in the year, and a portion is planned to be unallocated, unallocated balances may occur. Shared Resources loss before income taxes was $19.7 million for fiscal 2026 compared to $2.6 million for fiscal 2025. Fiscal 2026 results include the corresponding $10.3 million intercompany amount related to the loan waiver recorded in Europe Segment, which is eliminated at consolidation.
Liquidity and Capital Resources
Sources of Liquidity
Our primary sources of liquidity are cash reserves, cash generated from operations, and borrowings under our floorplan payable and other credit facilities. We expect these sources of liquidity to be sufficient to fund our working capital requirements, acquisitions, capital expenditures and other investments in our business, service our debt, pay our tax and lease obligations and other commitments and contingencies, and meet any seasonal operating requirements for the foreseeable future, subject, however, to the fact that our borrowing capacity under our credit agreements is dependent on compliance with various financial covenants as further described in Note 8, Floorplan Payable/Lines of Credit, to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this Form 10-K. As of January 31, 2026, we are in compliance with all such covenants. We have worked in the past, and will continue to work in the future if necessary, with our lenders to implement satisfactory modifications to these financial covenants when appropriate for the business conditions confronted by us.
Equipment Inventory and Floorplan Payable Credit Facilities
Floorplan payable balances reflect the amount owed for new equipment inventory purchased from a manufacturer and used equipment inventory, which is primarily purchased through trade-in on equipment sales, net of unamortized debt issuance costs incurred for floorplan credit facilities. Certain manufacturers from which we purchase new equipment inventory offer financing on these purchases, either offered directly from the manufacturers or through the manufacturers’ captive finance affiliate. CNH's captive finance subsidiary, CNH Capital, also provides financing of used equipment inventory. We also have floorplan payable balances with non-manufacturer lenders for new and used equipment inventory. Borrowings and repayments on manufacturer floorplan facilities are reported as operating cash flows, while borrowings and repayments on non-manufacturer floorplan facilities are reported as financing cash flows in our consolidated statements of cash flows.
During the year ended January 31, 2025, letters were received from CNH Capital America LLC (“CNH Capital”) and DLL Finance to waive the Consolidated Fixed Charge Coverage Ratio covenants for the reporting periods between January 31, 2025 to January 31, 2026. In March 2026, the CNH waiver was further extended to cover reporting periods between February 1, 2026 to January 31, 2027.
As of January 31, 2026, we had floorplan payable lines of credit for equipment purchases totaling $1.5 billion, which includes a $875.0 million credit facility with CNH Capital, a $390.0 million floorplan payable line under the Bank Syndicate Agreement, a $70.0 million credit facility with DLL Finance, and additional credit facilities related to our foreign subsidiaries. Available borrowing capacity under these lines of credit are reduced by amounts outstanding under such facilities, borrowing base calculations and amount of standby letters of credit outstanding with respect to the Bank Syndicate Agreement, and certain acquisition-related financing arrangements with respect to the CNH Capital credit facility. Due to the waivers listed above, as of January 31, 2026, the Company was not subject to the financial covenants under its credit agreements. Additional details on each of these credit facilities are disclosed in Note 8, Floorplan Payable/Lines of Credit, to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
As of January 31, 2026, the Company was not subject to the fixed charge ratio covenant under the Bank Syndicate Agreement as our adjusted excess availability plus eligible cash collateral (as defined in the Bank Syndicate Agreement) was not less than 10% of the total amount of the credit facility. Please refer to Note 8, Floorplan Payable/Lines of Credit, to the

Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for further information regarding the Company's line of credit.
Our equipment inventory turnover decreased to 1.8 times for fiscal 2026 compared to 1.6 times for fiscal 2025. The decrease in equipment turnover was attributable to an increase in average equipment inventory in fiscal 2026 as compared to fiscal 2025. Our equity in equipment inventory, which reflects the portion of our equipment inventory balance that is not financed by floorplan payables, increased to 31.9% as of January 31, 2026 from 25.9% as of January 31, 2025.
Long-Term Debt Facilities
As of January 31, 2026, we had a $110.0 million working capital line of credit under the Bank Syndicate Agreement (the "Revolver Loan"). The Revolver Loan is used to finance our working capital requirements and fund certain capital expenditures, as needed. As of January 31, 2026, the Company did not have a need to utilize any of the Revolver Loan, and, as such the outstanding balance was zero. The Company works with various lenders to finance the purchase of real estate we currently lease or purchase through an acquisition. The Company may also decide in the future to finance a portion of our rental fleet as well as our capital expenditures using long-term debt from various lenders.
Adequacy of Capital Resources
Our primary uses of cash have been to fund our operating activities, including the purchase of inventory and providing for other working capital needs; meeting our debt service requirements; making payments due under our various leasing arrangements; and funding capital expenditures. The primary factor affecting our ability to generate cash and to meet cash requirements, is our operating performance as impacted by (i) industry factors, (ii) competition, (iii) general economic conditions, (iv) the timing and extent of acquisitions, and (v) business and other factors including those identified in Item 1A, Risk Factors, and otherwise discussed in this Form 10-K.
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
In fiscal 2026, we used $22.4 million in cash for property and equipment purchases. The property and equipment purchases in fiscal 2026 primarily related to improvements to, or purchases of, real estate assets and the purchase of vehicles. In fiscal 2025, we used $51.8 million in cash for property and equipment purchases, and financed $36.0 million in property and equipment purchases with long-term debt and finance leases. The property and equipment purchases in fiscal 2025 primarily related to the purchase of vehicles, trucks and real estate. We expect our cash expenditures for property and equipment, exclusive of fleet, for fiscal 2027 to be approximately $15.0 million. The actual amount of our fiscal 2027 capital expenditures will depend upon factors such as general economic conditions, growth prospects for our industry and our decisions regarding financing and leasing options. We currently expect to finance property and equipment purchases with borrowings under our existing credit facilities, financing with long-term debt, with available cash or with cash flow from operations. We may need to incur additional debt if we pursue any future acquisitions.
We enter into contractual obligations in the ordinary course of business that may require future cash payments. Such obligations include, but are not limited to, debt arrangements, leasing arrangements, and costs related to Information Technology ("IT"), including enterprise resource planning (“ERP”) expenses. The Notes to the Consolidated Financial Statements in Item 8, Financial Information and Supplementary Data, of this Form 10-K provide additional information in regard to Note 10, Long Term Debt, and Note 13, Leases. Other purchase obligations consist primarily of IT related expenses with estimated cash payments of $5.0 million for fiscal 2027, as well as a combined $11.6 million through fiscal 2030.
Cash Flow
Cash Flow Provided By Operating Activities
Net cash provided by operating activities in fiscal 2026 was $137.5 million compared to $70.3 million in fiscal 2025. The change in cash from operating activities was primarily attributable to inventory reductions, timing of payment in our accounts payable and accrued liabilities, which was partially offset by the changing mix in floorplan financing compared to the prior year period.
Cash Flow Used For Investing Activities
Net cash used for investing activities is primarily comprised of cash used for property and equipment purchases and for business acquisitions.

Net cash used for investing activities was $22.7 million in fiscal 2026, compared to $47.7 million in fiscal 2025. The decrease in net cash used for investing activities was primarily due to the decrease of purchases of property and equipment compared to the prior year period and proceeds from business divestitures in fiscal 2026. This was partially offset by the Farmers Implement and Irrigation and Bellevue Machinery acquisitions in fiscal 2026.
Cash Flow Used for Financing Activities
Net cash used for financing activities was $123.7 million in fiscal 2026, compared to $23.6 million in fiscal 2025. The change was primarily driven by a $89.1 million decrease in non-manufacturer floorplan payables, which represents the Company's other credit lines including its Bank Syndicate Agreement.
Critical Accounting Policies and Use of Estimates
In the preparation of financial statements in conformity with U.S. generally accepted accounting principles, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosures. While we believe the estimates and judgments we use in preparing our financial statements are appropriate, they are subject to future events and uncertainties regarding their outcome and therefore actual results may materially differ from these estimates. We describe in Note 1, Business Activity and Significant Accounting Policies, to the Consolidated Financial Statements in Item 8, Financial Information and Supplementary Data, of this Form 10-K the significant accounting policies used in preparing the consolidated financial statements. We consider the following items in our consolidated financial statements to require significant estimation or judgment.
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
During our 2026 fiscal year, we determined that events or circumstances were present that may indicate that the carrying amount of certain store long-lived assets might not be recoverable. The events or circumstances which indicated that certain of our store long-lived assets might not be recoverable included a current period operating loss combined with historical losses and anticipated future operating losses within certain of our stores, or an expectation that a long-lived asset (or asset group) will be disposed of before the end of its previously estimated useful life. In light of these circumstances, we performed step one of the impairment analysis for these assets, which have a combined carrying value of $141.1 million, to determine if the asset values are recoverable. In the situations where it was concluded that the carrying value was not recoverable, we performed step two of the impairment analysis and estimated the fair value of the assets using an income approach. The Company recognized total impairment charges of $2.3 million, of which $0.9 million was within the Agriculture segment, $0.1 million was within the Construction segment, $0.7 million was within the Europe segment and $0.5 million was within Shared Resources.
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
We perform our annual goodwill impairment analysis as of December 31 and when an event occurs or circumstances change that may reduce the fair value of a reporting unit below its carrying amount. As of January 31, 2026, Goodwill is allocated to two reporting units Agriculture and Australia. Our Construction and Europe reporting units do not have any goodwill balances. When we perform a qualitative goodwill test, we analyze qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. If the qualitative test indicates there may be an impairment, we perform the quantitative test, which measures the amount of the goodwill impairment, if any. To perform the quantitative test, we calculate the fair value of each reporting unit, primarily utilizing the income approach and market approach. The income approach is based on discounted cash flow models that use estimates for forecasts of future operating performance for the reporting units. These forecasts include estimates of revenues, margins, operating expenses, capital expenditures, depreciation, amortization, tax and discount rates. Projected future cash flows are then discounted to a present value employing a discount rate that properly accounts for the estimated risk-adjusted weighted-average cost of capital relevant to each reporting unit. The market approach is based on assumptions related to earnings before interest, taxes, depreciation, and amortization multiples or revenue multiples. These estimates are developed as part of our planning process based on assumed growth rates, along with historical data and various internal estimates.
The key assumptions used in our impairment analyses are developed for each segment and therefore vary by reporting unit. For the most recent Agriculture and Australia annual impairment test, we estimated five-year average annual revenue growth rates of approximately 8.5% and 13.2% for Agriculture and Australia, respectively, gross margins ranging from approximately 17.2% to 18.1% for Agriculture and 16.5% to 17.8% for Australia, and five-year average annual operating expense growth rates of approximately 4.1% and 3.7% for Agriculture and Australia, respectively. The discount rate used in our analysis was approximately 11.5% and 14.0% for Agriculture and Australia, respectively, and reflects our estimate of the weighted-average cost of capital of comparable companies, adjusted for risks specific to our company. Revenue growth assumptions were based on expected industry volume in the geographic markets in which the stores operate, anticipated changes in market share, historical performance, and management’s expectations for future operating conditions.
We had goodwill of $65.6 million and $61.2 million at January 31, 2026 and 2025, respectively. As of the date of our most recent annual impairment test, the estimated fair value of the Agriculture and Australia reporting units exceeded their carrying amount by approximately 9.2% and 8.6%, respectively.
Our impairment analyses require significant judgment and involve estimates that are inherently uncertain. These estimates could be materially affected by changes in general macroeconomic conditions, industry trends, competitive dynamics, store-specific performance, prolonged adverse weather patterns, or other factors affecting our valuation. Adverse changes in any of these factors in future periods could result in impairment charges in future periods, which could materially impact our results of operations and financial position.
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
•our beliefs with respect to our primary supplier (CNH) of equipment and parts inventory;
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
•our beliefs and expectations regarding the impact of the Russia-Ukraine conflict on our Ukrainian operations;
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
•our plans and assumptions for future capital expenditures and rental fleet purchases; and
•our cash needs, sources of liquidity, and the adequacy of our capital resources.
While we believe that the forward-looking statements in this Form 10-K are reasonable, such statements are only predictions and do not guarantee performance. These statements are based on our management's beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results that differ materially from those contained in any forward-looking statement. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements as well as other cautionary statements that are made from time to time in our other filings with the SEC and public communications. You should evaluate all forward-looking statements made in this Form 10-K in the context of these risks and uncertainties. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:
•our dependence on CNH, our primary supplier of equipment and parts inventory, to supply competitive products, provide financial and marketing support and continue committing to its product warranties and reimbursement of dealers for warrant repairs, and our relationships with other equipment suppliers;
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
•the recent agreements of equipment manufacturers, including CNH, to provide farmers and independent repair shops access to diagnostic tools;
•supply chain disruptions;
•the impact of the Russia-Ukraine conflict on our operations in Ukraine;
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
Interest Rate Risk
Exposure to changes in interest rates results from borrowing activities used to fund operations. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. We have both fixed and floating rate financing. Some of our floating rate credit facilities contain minimum interest rates to be charged. Based upon our interest-bearing balances and interest rates as of January 31, 2026, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $2.9 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $2.9 million. At January 31, 2026, we had total floorplan payables outstanding of $553.8 million, of which $287.0 million was interest-bearing at variable interest rates and $266.8 million was non-interest bearing. In addition, at January 31, 2026, we had total long-term debt outstanding and finance lease liabilities of $229.3 million, substantially all of which was fixed rate debt.
Foreign Currency Exchange Rate Risk
Our foreign currency exposures arise as the result of our foreign operations. We are exposed to transactional foreign currency exchange rate risk through our foreign entities holding assets and liabilities denominated in currencies other than their functional currency. In addition, the Company is exposed to foreign currency transaction risk as a result of certain intercompany financing transactions. The Company attempts to manage its transactional foreign currency exchange rate risk through the use of derivative financial instruments, primarily foreign exchange forward contracts, or through natural hedging instruments. Based upon balances and exchange rates as of January 31, 2026, holding other variables constant, we believe that a hypothetical 10% increase or decrease in all applicable foreign exchange rates would not have a material impact on our results of operations or cash flows. As of January 31, 2026, our Ukrainian subsidiary had $2.8 million of net monetary assets denominated in Ukrainian hryvnia ("UAH"). We have attempted to minimize our net monetary asset position through reducing overall asset levels in Ukraine and through borrowing in UAH which serves as a natural hedging instrument offsetting our net UAH denominated assets. Many of the currency and payment controls that the National Bank of Ukraine imposed in February 2022 have been relaxed, making it more practicable to manage our UAH exposure. However, the continuation of the Russia-Ukraine conflict could lead to more significant UAH devaluations, similar to the 24% devaluation that occurred in July 2022, or more stringent payment controls in the future. The inability to fully manage our net monetary asset position and continued UAH devaluations for an extended period of time, could have a significant adverse impact on our results of operations and cash flows.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Balance Sheets of the Company as of January 31, 2026 and 2025, and the related Consolidated Statements of Operations, Comprehensive Income, Stockholders' Equity, and Cash Flows for the years ended January 31, 2026, 2025 and 2024, and the notes thereto, have been audited by Deloitte & Touche LLP, an independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and Board of Directors of Titan Machinery Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Titan Machinery Inc. and subsidiaries (the "Company") as of January 31, 2026, and 2025, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended January 31, 2026, and the related notes and the schedule listed in the Index at Part IV, Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2026, and 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2026, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Given the significant judgments made by management to determine the net realizable value of used equipment inventories, performing audit procedures to evaluate these judgments to determine the valuation of used equipment inventories required a high degree of auditor judgment and an increased extent of effort.
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
•We evaluated the reasonableness of management’s judgments utilized to determine the net realizable value of the used equipment inventories by:
◦Evaluating the reasonableness and consistency of the methodology and assumptions used by management to determine the net realizable value.
◦Testing the underlying determination of the net realizable value by obtaining documentation containing the age of the equipment, condition, and hours of use and comparing it to comparable internal and external data.
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
The Company’s annual evaluation of goodwill for impairment involved the comparison of the Agriculture and Australia reporting units’ fair value to their carrying value. The Company determined the fair value of each reporting unit using a combination of income and market approaches. The income approach is based on discounted cash flow models that use reporting unit estimates for forecasted future financial performance, including revenues, margins, operating expenses, capital expenditures, depreciation, amortization, tax and discount rates. The market approach is based on assumptions related to earnings before interest, taxes, depreciation, and amortization multiples or revenue multiples. As of January 31, 2026, the goodwill balance for the Agriculture reporting unit was $39.2 million, and the goodwill balance for the Australia reporting unit was $26.4 million. The fair value of the Agriculture and Australia reporting units exceeded their carrying values, and therefore, no impairment was recognized.
Given the significant judgements made by management to estimate the fair value of the Agriculture and Australia reporting units and the differences between their fair value and carrying value, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions regarding forecasts of future equipment revenue, profit margins, long-term growth rate, discount rate, and the selection of EBITDA or revenue multiples required a high degree of auditor judgment and an increased extent of effort, including the need to involve fair value specialists.
How the Critical Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future equipment revenue, profit margins, long-term growth rate, discount rate, and EBITDA multiples for the Agriculture and Australia reporting units included the following, amount others:
•We tested the effectiveness of controls over the evaluation of goodwill for impairment, including those over the underlying assumptions to forecast future equipment revenue, profit margins, long-term growth rate, the selection of the discount rate, and the selection of EBITDA multiples.
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

•With the assistance of our fair value specialists, we evaluated the EBITDA multiples used in estimating fair value, including testing the underlying source information and mathematical accuracy of the calculations, and comparing the multiples selected by management to its guideline companies and guideline transactions.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
March 31, 2026
We have served as the Company's auditor since 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Titan Machinery Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Titan Machinery Inc. and subsidiaries (the “Company”) as of January 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 31, 2026, of the Company and our report dated March 31, 2026, expressed an unqualified opinion on those financial statements.
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
/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
March 31, 2026

TITAN MACHINERY INC.
CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 31, 2026 AND 2025
(in thousands, except per share data)

	January 31, 2026	January 31, 2025
Assets
Current Assets
Cash	$28,164	$35,898
Receivables, net of allowance for expected credit losses	127,031	119,814
Inventories	903,085	1,108,672
Prepaid expenses and other	31,700	28,244
Total current assets	1,089,980	1,292,628
Noncurrent Assets
Property and equipment, net of accumulated depreciation	360,983	379,690
Operating lease assets	47,197	27,935
Deferred income taxes	1,327	2,552
Goodwill	65,583	61,246
Intangible assets, net of accumulated amortization	51,233	48,306
Other	625	1,581
Total noncurrent assets	526,948	521,310
Total Assets	$1,616,928	$1,813,938

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$35,156	$37,166
Floorplan payable	553,754	755,698
Current maturities of long-term debt	21,410	10,920
Current maturities of operating leases	4,084	5,747
Deferred revenue	82,311	91,933
Accrued expenses and other	75,248	59,492
Total current liabilities	771,963	960,956
Long-Term Liabilities
Long-term debt, less current maturities	158,565	157,767
Operating lease liabilities	46,050	25,588
Finance lease liabilities	42,140	44,894
Deferred income taxes	10,151	8,818
Other long-term liabilities	8,761	1,838
Total long-term liabilities	265,667	238,905
Commitments and Contingencies (Note 12)
Stockholders' Equity
Common stock, par value $0.00001 per share, 45,000,000 shares authorized; 23,363,865 shares issued and outstanding at January 31, 2026; 23,124,768 shares issued and outstanding at January 31, 2025	—	—
Additional paid-in-capital	266,905	262,097
Retained earnings	306,140	360,314
Accumulated other comprehensive income (loss)	6,253	(8,334)
Total stockholders' equity	579,298	614,077
Total Liabilities and Stockholders' Equity	$1,616,928	$1,813,938
See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JANUARY 31, 2026, 2025 AND 2024
(in thousands, except per share data)

	2026	2025	2024
Revenue
Equipment	$1,774,535	$2,050,298	$2,145,316
Parts	428,261	428,457	410,841
Service	177,910	180,107	157,315
Rental and other	46,401	43,260	44,973
Total Revenue	2,427,107	2,702,122	2,758,445
Cost of Revenue
Equipment	1,645,205	1,912,803	1,864,558
Parts	295,746	294,233	279,921
Service	68,451	66,823	53,981
Rental and other	35,149	32,633	28,631
Total Cost of Revenue	2,044,551	2,306,492	2,227,091
Gross Profit	382,556	395,630	531,354
Operating Expenses	385,237	389,780	362,509
Impairment of Goodwill	—	531	—
Impairment of Intangible and Long-Lived Assets	2,291	1,311	—
Restructuring Costs	1,741	—	—
(Loss) Income from Operations	(6,713)	4,008	168,845
Other Income (Expense)
Interest and other income (expense)	4,389	(4,178)	3,300
Floorplan interest expense	(24,109)	(34,710)	(13,802)
Other interest expense	(18,974)	(15,105)	(7,303)
(Loss) Income Before Income Taxes	(45,407)	(49,985)	151,040
Provision for (Benefit from) Income Taxes	8,767	(13,074)	38,599
Net (Loss) Income	$(54,174)	$(36,911)	$112,441

(Loss) Earnings per Share:
Basic	$(2.38)	$(1.63)	$4.93
Diluted	$(2.38)	$(1.63)	$4.93

Weighted Average Common Shares:
Basic	22,748	22,606	22,493
Diluted	22,748	22,606	22,499
See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED JANUARY 31, 2026, 2025 AND 2024
(in thousands)

	2026	2025	2024
Net (Loss) Income	$(54,174)	$(36,911)	$112,441
Other Comprehensive (Loss) Income
Foreign currency translation adjustments	14,587	(10,094)	6,779
Comprehensive (Loss) Income	$(39,587)	$(47,005)	$119,220
See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JANUARY 31, 2026, 2025 AND 2024
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares Outstanding	Amount
BALANCE, JANUARY 31, 2023	22,698	$—	$256,541	$284,784	$(5,019)	$536,306
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	150	—	(1,004)	—	—	(1,004)
Stock-based compensation expense	—	—	3,120	—	—	3,120
Net income	—	—	—	112,441	—	112,441
Other comprehensive loss	—	—	—	—	6,779	6,779
BALANCE, JANUARY 31, 2024	22,848	—	258,657	397,225	1,760	657,642
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	277	—	(852)	—	—	(852)
Stock-based compensation expense	—	—	4,292	—	—	4,292
Net income	—	—	—	(36,911)	—	(36,911)
Other comprehensive loss	—	—	—	—	(10,094)	(10,094)
BALANCE, JANUARY 31, 2025	23,125	—	262,097	360,314	(8,334)	614,077
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	239	—	(760)	—	—	(760)
Stock-based compensation expense	—	—	5,568	—	—	5,568
Net loss	—	—	—	(54,174)	—	(54,174)
Other comprehensive income	—	—	—	—	14,587	14,587
BALANCE, JANUARY 31, 2026	23,364	$—	$266,905	$306,140	$6,253	$579,298
See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 31, 2026, 2025 AND 2024
(in thousands)

	2026	2025	2024
Operating Activities
Net (loss) income	$(54,174)	$(36,911)	$112,441
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	37,565	38,601	31,479
Impairment of goodwill, intangible assets and long lived assets	2,291	1,842	—
Deferred income taxes	2,558	(15,812)	2,910
Stock-based compensation expense	5,568	4,292	3,120
Noncash interest expense	985	1,069	292
Noncash lease expense	5,103	8,067	9,430
Sale-leaseback financing expense	—	9,650	—
(Gain) loss on extinguishment of debt	—	(3,585)	—
Other, net	(7,638)	3,575	(2,811)
Changes in assets and liabilities, net of effects of acquisitions
Receivables	(499)	28,804	(48,091)
Prepaid expenses and other assets	6,169	1,471	615
Inventories	235,731	166,182	(476,389)
Manufacturer floorplan payable	(99,900)	(82,724)	368,111
Deferred revenue	(10,868)	(25,573)	(15,542)
Accounts payable, accrued expenses and other and other long-term liabilities	14,561	(28,657)	(17,845)
Net Cash Provided by (Used for) Operating Activities	137,452	70,291	(32,280)
Investing Activities
Rental fleet purchases	—	—	(10,812)
Property and equipment purchases (excluding rental fleet)	(22,357)	(51,845)	(51,549)
Proceeds from sale of property and equipment	5,856	4,160	7,134
Acquisition consideration, net of cash acquired	(19,796)	(260)	(107,548)
Proceeds from sale of business	12,751	—	—
Other, net	837	199	(597)
Net Cash Used for Investing Activities	(22,709)	(47,746)	(163,372)
Financing Activities
Net change in non-manufacturer floorplan payable	(126,817)	(37,694)	183,148
Proceeds from long-term debt borrowings	25,337	37,292	19,599
Principal payments on long-term debt and finance leases	(21,317)	(18,500)	(13,045)
Payment of debt issuance costs	(148)	(3,864)	(121)
Other, net	(760)	(853)	(1,004)
Net Cash (Used for) Provided by Financing Activities	(123,705)	(23,619)	188,577
Effect of Exchange Rate Changes on Cash	1,228	(1,094)	1,228
Net Change in Cash	(7,734)	(2,168)	(5,847)
Cash at Beginning of Period	35,898	38,066	43,913
Cash at End of Period	$28,164	$35,898	$38,066
Supplemental Disclosures of Cash Flow Information
Cash paid during the period
Income taxes, net of refunds	$(1,849)	$6,564	$39,844
Interest	$42,880	$48,289	$19,377
Supplemental Disclosures of Noncash Investing and Financing Activities
Net change in property and equipment included in long-term debt, leases, accounts payable and accrued liabilities	$(1,977)	$35,963	$17,911
Finance lease debt to acquire finance asset	$4,838	$65,638	$2,471
Net transfer of assets from (to) property and equipment to (from) inventories	$(3,352)	$(6,765)	$(497)
Asset transferred from property and equipment to held for sale	$9,509	$—	$—
                See Notes to Consolidated Financial Statements

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
Titan Machinery Inc. and its subsidiaries (collectively, “Titan Machinery,” the “Company,” “we,” or us”) are engaged in the retail sale, service and rental of agricultural and construction machinery through its stores in the United States, Europe, and Australia. The Company's United States stores are located in Colorado, Idaho, Iowa, Kansas, Minnesota, Nebraska, North Dakota, South Dakota, Wisconsin and Wyoming, its European stores are located in Bulgaria, Germany, Romania, and Ukraine, and its Australian stores are located in New South Wales, South Australia, and Victoria.
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
The Company's foreign subsidiaries have fiscal years ending on December 31 of each year, consistent with statutory reporting requirements in each of the respective foreign countries. The accounts of the Company's foreign subsidiaries are consolidated as of December 31 of each year. No events or transactions occurred related to these subsidiaries in January 2026 that would have materially affected the consolidated financial position, results of operations or cash flows.
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
Concentrations in Operations
The Company currently purchases new equipment, rental equipment and the related parts from a limited number of manufacturers. Although no change in suppliers is anticipated, the occurrence of such a change could cause a possible loss of sales and adversely affect operating results. The Company is the holder of authorized dealerships granted by CNH America, LLC and CNHI International SA (collectively referred to "CNH") whereby it has the right to act as an authorized dealer for the entity's equipment at specified locations. The dealership authorizations and floorplan payable facilities can be canceled by the respective entity if the Company does not observe certain established guidelines and covenants.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In addition, the Company believes that the following factors related to concentrations in suppliers, and in particular CNH, have a significant impact on its operating results:
•CNH's product offerings, reputation and market share;
•CNH's product prices and incentive and discount programs;
•Supply of inventory from CNH and ability to match demand levels and delivery timelines;
•CNH provides floorplan payable financing for the purchase of a substantial portion of the Company's inventory; and
•CNH provides a significant percentage of the financing and lease financing used by the Company's customers to purchase CNH equipment from the Company.
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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Advertising Costs
Costs incurred for producing and distributing advertising are expensed as incurred. Advertising expense amounted to $2.5 million, $2.2 million and $3.1 million for the years ended January 31, 2026, 2025 and 2024, respectively.
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
The Company recognized, in interest and other income in its consolidated statements of operations, a net foreign currency transaction (loss) gain of $3.0 million, $(4.0) million, and $1.0 million for the years ended January 31, 2026, 2025, and 2024 respectively.
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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accounting Guidance Not Yet Adopted
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in ASU 2024-03 require public entities to disclose specified information about certain costs and expenses. Additionally, in January 2025, FASB issued ASU 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date to clarify the effective date of ASU 2024-03. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated statements.
Recently Adopted Accounting Guidance
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires additional income tax disclosures in the rate reconciliation table for federal, state and foreign income taxes, in addition to more details about the reconciling items in some categories when items meet a certain quantitative threshold. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 with early adoption permitted. On January 31, 2026, the Company adopted ASU No. 2023-09 to our consolidated financial statements on a prospective basis, see Note 14, Income Taxes, for further detail.
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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table sets forth the calculation of basic and diluted EPS:

	Year Ended January 31,
	2026	2025	2024
	(in thousands, except per share data)
Numerator
Net (loss) income	$(54,174)	$(36,911)	$112,441
Allocation to participating securities	—	—	(1,519)
Net (loss) income attributable to Titan Machinery Inc. common stockholders	$(54,174)	$(36,911)	$110,922
Denominator
Basic weighted-average common shares outstanding	22,748	22,606	22,493
Plus: incremental shares from assumed vesting of restricted stock units	—	—	6
Diluted weighted-average common shares outstanding	22,748	22,606	22,499

(Loss) Earnings per Share:
Basic	$(2.38)	$(1.63)	$4.93
Diluted	$(2.38)	$(1.63)	$4.93

Anti-dilutive shares excluded from diluted weighted-average common shares outstanding:
Stock options and restricted stock units	15	12	—

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 3 - REVENUE
The following tables present our revenue disaggregated by revenue source and segment for the years ended January 31, 2026, 2025 and 2024:

	Year Ended January 31, 2026
	Agriculture	Construction	Europe	Australia	Total
	(in thousands)
Equipment	$1,135,501	$198,596	$303,916	$136,522	$1,774,535
Parts	286,927	50,752	58,984	31,598	428,261
Service	127,186	26,772	12,379	11,573	177,910
Other	4,160	1,709	1,391	832	8,092
Revenue from contracts with customers	1,553,774	277,829	376,670	180,525	2,388,798
Rental	4,040	33,200	1,069	—	38,309
Total revenues	$1,557,814	$311,029	$377,739	$180,525	$2,427,107

	Year Ended January 31, 2025
	Agriculture	Construction	Europe	Australia	Total
	(in thousands)
Equipment	$1,462,204	$222,503	$188,296	$177,295	$2,050,298
Parts	288,968	48,768	58,712	32,009	428,457
Service	129,455	27,797	11,911	10,944	180,107
Other	4,044	1,892	783	867	7,586
Revenue from contracts with customers	1,884,671	300,960	259,702	221,115	2,666,448
Rental	3,757	30,614	1,303	—	35,674
Total revenues	$1,888,428	$331,574	$261,005	$221,115	$2,702,122

	Year Ended January 31, 2024
	Agriculture	Construction	Europe	Australia	Total
	(in thousands)
Equipment	$1,624,010	$221,140	$245,423	$54,743	$2,145,316
Parts	293,554	51,019	54,356	11,912	410,841
Service	117,087	26,913	10,437	2,878	157,315
Other	5,180	1,998	760	276	8,214
Revenue from contracts with customers	2,039,831	301,070	310,976	69,809	2,721,686
Rental	4,432	31,393	934	—	36,759
Total revenues	$2,044,263	$332,463	$311,910	$69,809	$2,758,445
Deferred revenue from contracts with customers totaled $82.1 million and $91.7 million as of January 31, 2026 and January 31, 2025, respectively. Our deferred revenue most often increases in the fourth quarter of each fiscal year, due to a higher level of customer down payments or prepayments. During the year ended January 31, 2026, the Company recognized substantially all of the revenue that was included in the deferred revenue balance as of January 31, 2025.
The following is a summary of deferred revenue as of January 31, 2026 and January 31, 2025:

	January 31, 2026	January 31, 2025
	(in thousands)
Deferred revenue from contracts with customers	$82,073	$91,729
Deferred revenue from rental and other contracts	238	204
	$82,311	$91,933

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
No material amount of revenue was recognized during the year ended January 31, 2026 from performance obligations satisfied in previous periods. The Company has elected as a practical expedient to not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of service of one year or less, and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. The contracts for which the practical expedient has been applied include (i) equipment revenue transactions, which do not have a stated contractual term, but are short-term in nature, and (ii) service revenue transactions, which also do not have a stated contractual term but are generally completed within 30 days and for such contracts we recognize revenue over time at the amount to which we have the right to invoice for services completed to date.
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

	January 31, 2026	January 31, 2025
	(in thousands)
Trade and unbilled receivables from contracts with customers
Trade receivables due from customers	$55,078	$49,777
Unbilled receivables	24,179	24,584
Less allowance for expected credit losses	(2,093)	(1,994)
	77,164	72,367

Short-term receivables due from finance companies	19,227	16,793

Trade and unbilled receivables from rental contracts
Trade receivables	3,987	4,015
Unbilled receivables	928	580
Less allowance for expected credit losses	(545)	(578)
	4,370	4,017

Other receivables
Due from manufacturers	24,312	25,692
Other	1,958	945
	26,270	26,637
Receivables, net of allowance for expected credit losses	$127,031	$119,814

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Following is a summary of allowance for credit losses on trade and unbilled accounts receivable by segment:

	Agriculture	Construction	Europe	Australia	Total
	(in thousands)
Balance at January 31, 2024	$164	$177	$2,638	$59	$3,038
Current expected credit loss provision	641	269	(146)	12	776
Write-offs charged against allowance	(292)	(369)	(1,308)	(39)	(2,008)
Credit loss recoveries collected	92	132	—	3	227
Foreign exchange impact	—	—	(52)	13	(39)
Balance at January 31, 2025	605	209	1,132	48	1,994
Current expected credit loss provision	213	106	208	73	600
Write-offs charged against allowance	(309)	(126)	(197)	(29)	(661)
Credit loss recoveries collected	6	10	—	4	20
Foreign exchange impact	—	—	134	6	140
Balance at January 31, 2026	$515	$199	$1,277	$102	$2,093
The following table presents impairment losses on receivables arising from sales contracts with customers and receivables arising from rental contracts:

	Year Ended January 31,
	2026	2025
	(in thousands)
Impairment losses on:
Receivables from sales contracts with customers	$600	$781
Receivables from rental contracts	71	220
	$671	$1,001

NOTE 5 - INVENTORIES

	January 31, 2026	January 31, 2025
	(in thousands)
New equipment	$489,944	$611,916
Used equipment	235,217	313,867
Parts and attachments	173,794	177,719
Work in process	4,130	5,170
	$903,085	$1,108,672

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 6 - PROPERTY AND EQUIPMENT

	January 31, 2026	January 31, 2025
	(in thousands)
Rental fleet equipment	$70,694	$76,447
Machinery and equipment	38,542	38,306
Vehicles	115,592	114,402
Furniture and fixtures	30,581	29,840
Land, buildings, and leasehold improvements	289,744	288,761
	545,153	547,756
Less accumulated depreciation	(184,170)	(168,066)
	$360,983	$379,690
The Company includes depreciation expense related to its rental fleet and its trucking fleet, for hauling equipment, in Cost of Revenue, which was $8.8 million, $9.5 million, and $8.7 million for the years ended January 31, 2026, 2025 and 2024, respectively. All other depreciation expense is included in Operating Expenses, which totaled $24.7 million, $25.3 million, and $21.3 million for the years ended January 31, 2026, 2025 and 2024, respectively. The Company had assets related to sale-leaseback financing obligations and finance leases associated with real estate of store locations, which are included in the land, buildings and leasehold improvements balance above. Such assets had gross carrying values totaling $57.2 million and $53.0 million, and accumulated amortization balances totaling $8.3 million and $6.4 million, as of January 31, 2026 and 2025, respectively.
In fiscal 2026, the Company reviews its long-lived assets for potential impairment whenever events or circumstances indicate that the carrying value of the long-lived asset (or asset groups) may not be recoverable. The Company performed the impairment analyses for these assets which have a combined carrying value of $141.1 million. The Company determined, based on changing expectations regarding the future use of certain long-lived assets, that the $21.3 million carrying value of these assets may not be fully recoverable. The Company performed an impairment assessment of these asset groups and as a result recognized an impairment charge of $2.1 million, of which $0.9 million was within the Agriculture segment, $0.1 million was within the Construction segment, $0.5 million was within the Europe segment and $0.5 million was within Shared Resources. The impairment charge is reflected in the Impairment of Intangibles and Long-Lived Assets amount in the Consolidated Statements of Operations.
In fiscal 2025, the Company performed the impairment analyses for these assets which have a combined carrying value of $51.6 million. The Company determined, based on changing expectations regarding the future use of certain long-lived assets, that the $18.4 million carrying value of these assets may not be fully recoverable. The Company performed an impairment assessment of these asset groups and as a result recognized an impairment charge of $1.3 million, of which $0.2 million was within the Agriculture segment, $0.2 million was within the Construction segment and $0.9 million was within the Europe segment. The impairment charge is reflected in the Impairment of Intangibles and Long-Lived Assets amount in the Consolidated Statements of Operations. The Company did not have similar impairments in fiscal 2024.
NOTE 7 - INTANGIBLE ASSETS AND GOODWILL
Finite-Lived Intangible Assets
The Company's finite-lived intangible assets consist of customer relationships and covenants not to compete. The following is a summary of intangible assets with finite lives as of as of January 31, 2026 and 2025:

	January 31, 2026			January 31, 2025
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)			(in thousands)
Covenants not to compete	$805	$(539)	$266	$1,125	$(642)	$483
Customer relationships	11,738	(3,922)	7,816	11,137	(2,278)	8,859
	$12,543	$(4,461)	$8,082	$12,262	$(2,920)	$9,342

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Intangible asset amortization expense was $1.8 million, $1.9 million and $0.7 million for the years ended January 31, 2026, 2025 and 2024, respectively. The covenants not to compete and customer relationships assets for the year ended January 31, 2026 have a weighted-average amortization period of 4.8 years and 6.9 years, respectively.
The Company reviews its long-lived assets for potential impairment whenever events or circumstances indicate that the carrying value of the long-lived asset (or asset groups) may not be recoverable. In fiscal 2025, the Company performed an impairment assessment of these asset groups and as a result recognized an impairment charge of $0.1 million with respect to its German subsidiary's assets within the Europe segment, which is reflected in Impairment of Intangible and Long-Lived Assets in the Consolidated Statements of Operations. No impairment charges were recognized in fiscal 2026.

As of January 31, 2026, future amortization expense is expected to be as follows:

Fiscal years ending January 31,	Amount
(in thousands)
2027	$1,854
2028	1,737
2029	1,650
2030	1,623
2031	1,218
$8,082
Indefinite-Lived Intangible Assets
The Company's indefinite-lived intangible assets consist of distribution rights assets. Changes in the carrying amount of distribution rights during the years ended January 31, 2026 and 2025 are as follows:

	Agriculture	Construction	Australia	Total
	(in thousands)
Balance, January 31, 2024	$18,154	$72	$22,842	$41,068
Foreign currency translation	—	—	(2,104)	(2,104)
Balance, January 31, 2025	18,154	72	20,738	38,964
Arising from business combinations	—	—	2,546	2,546
Foreign currency translation	—	—	1,641	1,641
Balance, January 31, 2026	$18,154	$72	$24,925	$43,151

The Company performs at least an annual impairment testing of its indefinite-lived distribution rights intangible assets. Under the impairment test, the fair value of distribution rights intangible assets is estimated based on a multi-period excess earnings model, an income approach. This model allocates future estimated earnings of the store/complex amongst working capital, fixed assets and other intangible assets of the store/complex and any remaining earnings (the "excess earnings") are allocated to the distribution rights intangible assets. The earnings allocated to the distribution rights are then discounted to arrive at the present value of the future estimated excess earnings, which represents the estimated fair value of the distribution rights intangible asset. The discount rate applied reflects the Company's estimate of the weighted-average cost of capital of comparable companies plus an additional risk premium to reflect the additional risk inherent in the distribution right asset. The results of the Company's annual distribution rights impairment test for the year ended January 31, 2026, indicated no impairment.
During the years ended January 31, 2026, 2025 and 2024, no impairment charges were recognized in association with indefinite-lived intangible assets.
The Company had gross indefinite-lived intangible assets of $44.3 million and accumulated impairments of $1.1 million as of January 31, 2026.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Goodwill
Changes in the carrying amount of goodwill during the years ended January 31, 2026 and 2025 are as follows:

	Agriculture	Europe	Australia	Total
	(in thousands)
Balance, January 31, 2024	$37,820	$474	$25,811	$64,105
Arising from business combinations	—	70	—	70
Foreign currency translation	—	(13)	(2,385)	(2,398)
Impairment	—	(531)	—	(531)
Balance, January 31, 2025	37,820	—	23,426	61,246
Arising from business combinations	1,400	—	1,112	2,512
Foreign currency translation	—	—	1,825	1,825
Balance, January 31, 2026	$39,220	$—	$26,363	$65,583
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
Due to ongoing losses, an interim test was completed in the second quarter of fiscal 2025, for our German reporting unit. The results of the Company's impairment test for the German reporting unit indicated that the estimated fair value of the reporting unit was less than the carrying value. The implied fair value of the goodwill associated with the reporting unit approximated zero, thus requiring a full impairment charge of the goodwill carrying value of the reporting unit. As such, a goodwill impairment charge of $0.5 million was recognized, which is included in Impairment of Goodwill in the Consolidated Statement of Operations. The impairment charge arose as the result of lowered expectations of the future financial performance of this reporting unit, which was impacted by the current year operating performance and challenging industry conditions. This removed all remaining goodwill in our Europe segment.
The annual impairment testing of the Agriculture and Australia reporting units exceeded their carrying values, therefore there were no impairments in these two reporting units. During the years ended January 31, 2026 and 2025, the Company did not recognize any Goodwill impairment charges.
The gross goodwill balance was $67.6 million and $63.2 million as of January 31, 2026 and 2025, respectively. The accumulated goodwill impairment loss was $2.0 million as of January 31, 2026 and 2025, within the Europe segment.
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
As of January 31, 2026, the Company had floorplan lines of credit totaling $1.5 billion, which is primarily comprised of three significant floorplan lines of credit: (i) a $875.0 million credit facility with CNH which includes $75.0 million revolver line, (ii) a $500.0 million credit facility with a group of banks (the "Bank Syndicate") which includes $110.0 million revolver line, and (iii) a $70.0 million credit facility with DLL Finance LLC (“DLL Finance”).

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
CNH Floorplan Payable Line of Credit
As of January 31, 2026, the Company had an $875.0 million credit facility with CNH, of which $650.0 million is available for U.S. domestic financing which includes $75.0 million revolver line, $150.0 million is available for Australian financing, and $75.0 million is available for European financing.
The U.S. domestic financing facility offers financing for new and used equipment inventories. Available borrowings under this credit facility are reduced by outstanding floorplan payable balances and other acquisition-related financing arrangements with CNH. This credit facility charges interest at the prime rate plus or minus an agreed upon percentage, but not less than zero, for the financing of new and used equipment inventories and rental fleet assets. CNH offers periods of reduced interest rates and interest-free periods. Repayment terms vary, but generally payments are made from sales proceeds or rental revenue generated from the related inventories or rental fleet assets. Balances under the outstanding CNH U.S. domestic credit facility are secured by the inventory or rental fleet purchased with the floorplan proceeds. The European financing facility offers financing for new equipment inventories. Available borrowings under this credit facility are reduced by outstanding floorplan payable balances. Amounts outstanding are generally due approximately 75 days after the date of invoice by CNH. Generally, no interest is charged on outstanding balances. However, in certain international markets the Company receives extended terms from CNH similar to what we receive domestically with reduced interest and interest free periods. Amounts outstanding under European financing facility are secured by the inventory purchased with the floorplan proceeds. The Australian financing facility offers financing for new and used equipment inventories. Available borrowings under the credit facility are reduced by outstanding floorplan payable balances. CNH offers periods of reduced interest rates and interest-free periods. Repayment terms vary, but generally payments are made from sales proceeds. The credit facility charges interest at the CNH prime rate plus or minus an agreed upon spread, but not less than zero, for the financing of new and used equipment inventories and rental fleet assets. Amounts outstanding under the Australian financing facility are secured by the inventory purchased with the floorplan proceeds.
The CNH credit facility contains financial covenants that impose a maximum level of adjusted debt to tangible net worth of 3.50:1.00 and minimum fixed charge coverage ratio of 1.10:1.00. The credit facility also contains various restrictive covenants that require prior consent of CNH if the Company desires to engage in any acquisition of, consolidation or merger with, any other business entity in which the Company is not the surviving company; create subsidiaries; move any collateral outside of the U.S.; or sell, rent, lease or otherwise dispose or transfer any of the collateral, other than in the ordinary course of business. CNH's consent is also required for the acquisition of any CNH dealership. In addition, the CNH credit facility restricts the Company's ability to incur any liens upon any substantial part of the assets. The credit facility automatically renews on August 31st of each year unless earlier terminated by either party. In fiscal year 2025, the Company received various letters from CNH Capital America LLC that waived the Consolidated Fixed Charge Coverage Ratio covenant for the period January 31, 2025 through January 31, 2026. In March 2026, the waiver was extended for the period February 1, 2026 through January 31, 2027. As of January 31, 2026, the Company was in compliance with the adjusted debt to tangible net worth and due to the waiver of the fixed charge coverage ratio, that covenant was not applicable.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Bank Syndicate Credit Agreement - Floorplan Payable and Working Capital Lines of Credit
On May 17, 2024, the Company entered into a Fourth Amended and Restated Credit Agreement (the "Bank Syndicate Agreement") with a group of banks, which replaced the previous Third Amended and Restated Credit Agreement (the "Prior Credit Facility") the Company had entered into in April 2020. As of January 31, 2026, the Company had a $500.0 million credit facility, consisting of a $390.0 million floorplan facility (the "Floorplan Loan") and a $110.0 million operating line (the "Revolver Loan"). The amounts available under the Bank Syndicate Agreement are subject to borrowing base calculations and reduced by outstanding standby letters of credit and certain reserves. The Bank Syndicate Agreement includes a variable interest rate on outstanding balances, charges a 0.25% non-usage fee on the average monthly unused amount, and requires monthly payments of accrued interest. The default loan type is a Secured Overnight Financing Rate ("SOFR") Rate Loan and only if the Company actively selects a Base Rate Loan would the Base Rate Loan be used.
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
The Bank Syndicate Agreement does not obligate the Company to maintain financial covenants, except in the event that excess availability (each as defined in the Bank Syndicate Agreement) is less than 15% of the lower of the borrowing base or the size of the maximum credit line, at which point the Company is required to maintain a fixed charge coverage ratio of at least 1.10:1.00. Based on our excess availability and cash collateral, we were not subject to the fixed charge coverage ratio as of January 31, 2026. The Bank Syndicate Agreement includes various restrictions on the Company and its subsidiaries' activities, including, under certain conditions, limitations on the Company’s ability to make certain cash payments including for cash dividends and stock repurchases, issuance of equity instruments, acquisitions and divestitures, and entering into new indebtedness transactions. As of January 31, 2026, under these provisions of the Bank Syndicate Agreement, the Company did not have any unrestricted dividend availability. The Bank Syndicate Agreement matures on May 17, 2029.
The Floorplan Loan is used to finance equipment inventory purchases. Amounts outstanding are recorded as floorplan payables, within current liabilities on the consolidated balance sheets, as the Company intends to repay amounts borrowed within one year.
The Revolver Loan is used to finance rental fleet equipment and for general working capital requirements of the Company. Amounts outstanding are typically recorded as long-term debt, within long-term liabilities on the consolidated balance sheets, as the Company does not have the obligation to repay amounts borrowed within one year. As of January 31, 2026 and 2025, the Company did not have a need to utilize the revolver loan as the balance was zero for both periods.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DLL Finance Floorplan Payable Line of Credit
As of January 31, 2026, the Company had a $70.0 million credit facility with DLL Finance, of which $47.3 million, $10.0 million and $12.7 million is available for domestic, European and Australian financing, respectively. The DLL Finance credit facility may be used to purchase or refinance new and used equipment inventory. Amounts outstanding for domestic financing bear interest on outstanding balances of one-month SOFR plus 2.37% spread. Amounts outstanding for European financing bear interest on outstanding balances of three-month EURIBOR plus an applicable margin of 2.10% to 2.50%. Amounts outstanding for Australian financing bear interest on outstanding balances of DLL Base Rate plus 1.59% spread. DLL Finance offers periods of reduced interest rates and interest-free terms for domestic and interest-free terms for Australia financing. The credit facility allows for increase, decrease or termination of the facility by DLL Finance in its sole discretion at any time. The credit facility contains financial covenants that impose a maximum level of adjusted debt to tangible net worth ratio 3.50:1.00 and a minimum fixed charge coverage ratio of 1.10:1.00. The credit facility also requires the Company to obtain prior consent from DLL Finance if the Company desires to engage in any acquisition meeting certain financial thresholds. The balances outstanding with DLL Finance are secured by the inventory or rental fleet purchased with the floorplan proceeds. Repayment terms vary by individual notes, but generally payments are made from sales proceeds or rental revenue from the related inventories or rental fleet assets.
The Company received various letters from DLL Finance LLC that waived the Minimum Consolidated Fixed Charge Coverage Ratio covenant for the period January 31, 2025 through January 31, 2026. As of January 31, 2026, the Company was in compliance with the adjusted debt to tangible net worth ratio and due to the waiver of the fixed charge coverage ratio, that covenant was not applicable.
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
Summary of Outstanding Amounts
As of January 31, 2026 and 2025, the Company’s outstanding balance of floorplan payables and lines of credit consisted of the following:

	January 31, 2026	January 31, 2025
	(in thousands)
CNH	$448,942	$520,927
Bank Syndicate Agreement	25,545	127,154
DLL Finance	32,280	37,859
Other outstanding balances with manufacturers and non-manufacturers	46,987	69,758
	$553,754	$755,698
As of January 31, 2026, the interest-bearing floorplan payables carried a variable interest rate with a range of 3.83% to 8.50% compared to a range of 4.06% to 9.15% as of January 31, 2025. As of January 31, 2026 and 2025, $266.8 million and $302.4 million, respectively, of outstanding floorplan payables were non-interest bearing.
NOTE 9 - ACCRUED EXPENSES & OTHER

	January 31, 2026	January 31, 2025
	(in thousands)
Compensation	$39,425	$32,882
Sales, payroll, real estate and value added taxes	8,196	7,175
Insurance	5,787	5,613
Other	21,840	13,822
	$75,248	$59,492

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 10 - LONG-TERM DEBT
The following is a summary of long-term debt:

			Year Ended January 31,
Description	Maturity Dates	Interest Rates	2026	2025
			(in thousands)
Mortgage loans, secured	Various through May 2039	2.1% to 7.3%	$142,356	$129,604
Sale-leaseback financing obligations	December 2028 to December 2030	6.1% to 6.2%	9,561	9,804
Vehicle loans, secured	Various through February 2031	2.1% to 7.6%	25,290	27,198
Other	October 2026 to September 2028	5.8% to 6.7%	2,768	2,081
Total debt			179,975	168,687
Less: current maturities			(21,410)	(10,920)
Long-term debt, net			$158,565	$157,767
Long-term debt maturities are as follows:

Years Ending January 31,	Amounts
(in thousands)
2027	$21,410
2028	17,190
2029	32,889
2030	43,099
2031	30,424
Thereafter	34,963
$179,975
NOTE 11 - DERIVATIVE INSTRUMENTS
The Company holds derivative instruments for the purpose of minimizing exposure to fluctuations in foreign currency exchange rates to which the Company is exposed in the normal course of its operations.
Derivative Instruments Not Designated as Hedging Instruments
The Company periodically uses foreign currency forward contracts to hedge the effects of fluctuations in exchange rates on outstanding intercompany loans. The Company does not formally designate and document such derivative instruments as hedging instruments; however, the instruments are an effective economic hedge of the underlying foreign currency exposure. Both the gain or loss on the derivative instrument and the offsetting gain or loss on the underlying intercompany loan are recognized in earnings immediately, thereby eliminating or reducing the impact of foreign currency exchange rate fluctuations on net income. The Company's foreign currency forward contracts generally have one to three-month maturities. The notional value of outstanding foreign currency contracts was $29.6 million and $46.1 million as of January 31, 2026 and 2025, respectively.
As of January 31, 2026, and 2025, the fair value of the Company's outstanding derivative instruments was not material. Derivative instruments recognized as assets are recorded in Prepaid expenses and other in the consolidated balance sheets, and derivative instruments recognized as liabilities are recorded in Accrued expenses and other in the consolidated balance sheets.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table sets forth the gains and (losses) recognized in income related to the Company’s derivative instruments for the years ended January 31, 2026, 2025 and 2024.

	Year Ended January 31,
	2026	2025	2024
	(in thousands)
Derivatives Not Designated as Hedging Instruments:
Foreign currency contracts (a)	$(4,420)	$2,662	$(960)
Total Derivatives	$(4,420)	$2,662	$(960)
(a) Amounts are included in Interest and other income in the consolidated statements of operations.
NOTE 12 - CONTINGENCIES
Guarantees
The Company has provided residual value guarantees to CNH Capital in connection with certain customer leasing arrangements with CNH Capital. The Company, as guarantor, may be required to provide payment to CNH Capital at the termination of the lease agreement if the customer fails to exercise the purchase option under the leasing agreement and the proceeds CNH Capital receives upon disposition of the leased asset are less than the purchase option price as stipulated in the lease agreement. As of January 31, 2026, the maximum amount of residual value guarantees was approximately $27.0 million and the lease agreements have termination dates ranging from 2026 to 2032. As of January 31, 2026, the Company has recognized a liability of approximately $6.2 million based on its estimates of the likelihood and amount of residual value guarantees that will become payable at the termination dates of the underlying leasing agreements discounted at a rate of interest to reflect the risk inherent in the liability. As of January 31, 2026, the Company has recorded a current liability, recognized in Accrued expenses and other in the consolidated balance sheets, of $0.1 million, and a long-term liability, recognized in Other long-term liabilities in the consolidated balance sheets, of $6.1 million.
As of January 31, 2026, the Company had $2.9 million of guarantees on customer financing with CNH Capital. In the event that the customer defaulted on the payments owed to CNH Capital, the Company as the guarantor would be required to make those payments and any accelerated indebtedness to CNH Capital. Upon such payment, the Company would be entitled to enforce normal creditor rights against the customer including collection action for monetary damages or re-possession of the collateral if CNH Capital has a perfected security interest. No liabilities associated with these guarantees are included in the consolidated balance sheets as of January 31, 2026 as the Company deems the probability of being required to make such payments to be remote.
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
The Company has been named a co-defendant in a court case filed in Colorado district court arising out of an accident that occurred during the transportation of a piece of Titan Machinery owned equipment by an independent third-party contractor motor carrier. A reasonable estimate of the possible loss or range of loss cannot be made at this time. Management believes the range of reasonable possible losses, net of insurance recoveries, will not have a material effect on our results of operations or financial condition.
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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The components of lease expense were as follows:

		Year Ended January 31,
	Classification	2026	2025	2024
		(in thousands)
Finance lease cost:
Amortization of leased assets	Operating expenses	$2,214	$1,804	$679
Interest on lease liabilities	Other interest expense	3,699	2,419	172
Operating lease cost	Operating expenses and rental and other cost of revenue	5,103	8,067	13,356
Variable lease cost	Operating expenses	1,864	1,864	1,885
Sublease income	Interest and other income	(360)	(570)	(2,395)
		$12,520	$13,584	$13,697

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Right-of-use lease assets and lease liabilities consist of the following:

	Classification	January 31, 2026	January 31, 2025
		(in thousands)
Assets
Operating lease assets	Operating lease assets	$47,197	$27,935
Financing lease assets(a)	Property and equipment, net of accumulated depreciation	46,869	44,233
Total leased assets		$94,066	$72,168
Liabilities
Current
Operating	Current operating lease liabilities	$4,084	$5,747
Financing	Accrued expenses and other	7,166	1,684
Noncurrent
Operating	Operating lease liabilities	46,050	25,588
Financing	Finance lease liabilities	42,140	44,894
Total lease liabilities		$99,440	$77,913
(a)Finance lease assets are recorded net of accumulated amortization of $3.6 million and $2.0 million as of January 31, 2026 and 2025, respectively.
Maturities of lease liabilities as of January 31, 2026 are as follows:

	Operating	Finance
	Leases	Leases	Total
Fiscal Year Ending January 31,	(in thousands)
2027	$7,357	$10,377	$17,734
2028	6,657	9,316	15,973
2029	6,284	23,963	30,247
2030	6,003	9,206	15,209
2031	5,661	3,703	9,364
Thereafter	46,966	1,784	48,750
Total lease payments	78,928	58,349	137,277
Less: Interest	28,794	9,043	37,837
Present value of lease liabilities	$50,134	$49,306	$99,440
The weighted-average lease term and discount rate as of January 31, 2026 and 2025 are as follows:

	January 31, 2026	January 31, 2025
Weighted-average remaining lease term (years):
Operating leases	12.5	7.8
Financing leases	2.5	3.5
Weighted-average discount rate:
Operating leases	7.7%	6.7%
Financing leases	7.9%	7.8%

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other lease information is as follows:

	Year Ended January 31,
	2026	2025	2024
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,992	$8,899	$12,561
Operating cash flow from finance leases	3,699	2,419	172
Financing cash flows from finance leases	2,049	1,622	596
Operating lease assets obtained in exchange for new operating lease liabilities	9,676	1,893	16,006
Finance lease assets obtained in exchange for new finance lease liabilities	4,838	66,705	113
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
Revenue generated from leasing activities is disclosed, by segment, in Note 3, Revenue. The following is the balance of our dedicated rental fleet assets of our Construction segment as of January 31, 2026 and 2025, respectively:

	January 31, 2026	January 31, 2025
	(in thousands)
Rental fleet equipment	$70,694	$76,447
Less accumulated depreciation	(25,020)	(26,327)
	$45,674	$50,120

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 14 - INCOME TAXES
The components of (loss) income before income taxes for the years ended January 31, 2026, 2025 and 2024 consist of the following:

	2026	2025	2024
	(in thousands)
U.S.	$(56,674)	$(48,981)	$130,438
Foreign	11,267	(1,004)	20,602
Total	$(45,407)	$(49,985)	$151,040
The provision for (benefit from) income taxes charged to income for the years ended January 31, 2026, 2025 and 2024 consists of the following:

	2026	2025	2024
	(in thousands)
Current
Federal	$2,278	$1,127	$24,074
State	(460)	93	7,020
Foreign	4,391	1,518	4,595
Total current taxes	6,209	2,738	35,689
Deferred
Federal	1,572	(11,303)	2,280
State	2,561	(2,213)	266
Foreign	(1,575)	(2,296)	364
Total deferred taxes	2,558	(15,812)	2,910
Total	$8,767	$(13,074)	$38,599

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table reconciles the income tax provision with the amount calculated using the 21.0% U.S. federal statutory rate applied to pretax income, reflecting the adoption of ASU 2023-09 (amounts in thousands):

	Year Ended January 31,
	2026
	Amount	Percentage
U.S. Federal Statutory Tax Rate	$(9,536)	21.0%

State and Local Income Taxes
State and Local Tax (a)	(3,517)	7.7
Changes in Valuation Allowances	4,735	(10.4)

Foreign Tax Effects
Luxembourg
Tax Rate Differential	(709)	1.6
Changes in Valuation Allowances	5,995	(13.2)
Impairment of Investment	(4,308)	9.5
Other	(99)	0.2
Ukraine
Changes in Valuation Allowances	(616)	1.4
Other	8	—
Other Foreign Jurisdictions
Other	178	(0.4)

Changes in Valuation Allowances	13,112	(28.9)

Nontaxable or Nondeductible Items	364	(0.8)

Changes in Unrecognized Tax Benefits	2,754	(6.1)

Other	406	(0.9)

Effective Tax Rate	$8,767	(19.3)%
(a) State taxes in Minnesota, Iowa, Nebraska and North Dakota made up the majority (greater than 50 percent) of the tax effect in this category.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides the disclosures required before adopting ASU 2023-09 and reconciles our effective tax rate with the U.S. Federal tax rate:

	2025	2024
U.S. statutory rate	21.0%	21.0%
Foreign statutory rates	2.0	(0.9)
State taxes on income net of federal tax benefit	4.5	4.4
Valuation allowances	2.4	0.6
Debt forgiveness income - Ukraine	(5.8)	—
All other, net	2.1	0.5
	26.2%	25.6%
Deferred tax assets and liabilities consist of the following as of January 31, 2026 and 2025:

	2026	2025
	(in thousands)
Deferred tax assets:
Right of use lease liability	$24,266	$18,992
Net operating losses	14,188	5,946
Interest	13,966	9,343
Inventory allowances	7,458	6,398
Accrued liabilities and other	8,339	5,821
Stock-based compensation	1,352	1,053
Receivables	474	478
Other	2,754	—
Total deferred tax assets	72,797	48,031
Valuation allowances	(29,867)	(6,267)
Deferred tax assets, net of valuation allowances	$42,930	$41,764

Deferred tax liabilities:
Property and equipment	$(15,687)	$(19,830)
Right of use lease asset	(22,622)	(17,401)
Intangible assets	(12,685)	(10,799)
Other	(760)	—
Total deferred tax liabilities	$(51,754)	$(48,030)

Net deferred tax asset (liability)	$(8,824)	$(6,266)
As of January 31, 2026, the Company has recorded $77.5 million of net operating loss carryforwards within certain of its domestic and foreign jurisdictions. The net operating loss carryforward within domestic jurisdictions is $17.3 million with unlimited carryforward periods and $15.2 million that expire at various dates between the Company's fiscal years 2035 and 2046. The net operating carryforward within foreign jurisdictions is $15.2 million with unlimited carryforward periods and $29.8 million that expire at various dates between the Company's fiscal years 2037 and 2042.
During the fiscal year ended January 31, 2026, the Company concluded, based upon all available evidence, it was more likely than not that a valuation allowance for U.S. federal and state deferred tax assets was warranted. In total, the Company recognized a valuation allowance of $17.8 million as of January 31, 2026 on U.S. deferred tax assets. These amounts are recorded as an additional provision for income taxes and negatively impacted the effective tax rate. The recognition of the

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
valuation allowance for the Company's U.S. deferred tax assets was based cumulative historical losses that resulted in uncertainty regarding the Company's ability to realize these assets. The valuation allowance may be reversed in future periods if financial performance improves and the realization of U.S. deferred tax assets becomes more likely than not.
During the fiscal year ended January 31, 2026, the Company concluded, based upon all available evidence, it was more likely than not that it would have sufficient future taxable income to realize the deferred tax assets of its Ukrainian subsidiary. As a result, the Company released the $0.6 million valuation allowance and recognized a corresponding benefit from income taxes in the consolidated statement of operations for the year ended January 31, 2026. The Company's conclusion regarding the realizability of such deferred tax assets was based on recent profitable operations in Ukraine resulting in a cumulative profit over the three-year period ending January 31, 2026, our projections of future profitability in Ukraine and the unlimited carryforward period of net operating losses in Ukraine.
In assessing the Company's other foreign deferred tax assets as of January 31, 2026 and 2025, the Company concluded that a full valuation allowance on the Company's German and Luxembourg subsidiaries continued to be warranted based on the presence of historical losses and the Company’s expected future sources of taxable income. The Company has recorded valuation allowances of $12.1 million and $6.3 million for the international entities as of January 31, 2026 and 2025, respectively. In fiscal 2026, the Company had a $5.7 million increase in valuation allowance primarily due the change in the net operating loss in Luxembourg.
As of January 31, 2026, the Company has unrecognized tax benefits of $5.7 million. If recognized, the entire $5.7 million of unrecognized tax benefits would affect the Company's effective tax rate. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense, during the years ended January 31, 2026 the company recognized $0.1 million of interest in tax expense. For the year ended January 31, 2025, the Company did not have accumulated interest and penalties. The Company had no unrecognized tax benefits as of January 31, 2024.
A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

	Year ended January 31,
	2026	2025
	(in thousands)
Unrecognized tax benefits - February 1	$2,995	$—
Gross increases - tax positions in prior period	—	—
Gross decreases - tax positions in prior period	—	—
Gross increases - tax positions in current period	2,703	2,995
Lapse of statute of limitations	—	—
Unrecognized tax benefits - January 31	$5,698	$2,995
The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign countries. It is no longer subject to income tax examinations by U.S. federal tax authorities for fiscal years ended prior to January 31, 2023 and state tax authorities for fiscal years ended prior to January 31, 2022. Certain foreign jurisdictions are subject to income tax examinations for the calendar year periods ranging between 2019 and 2025, depending on the jurisdiction of the entity.
The Company has determined it is indefinitely reinvested in certain foreign jurisdictions. In these jurisdictions, no additional taxes have been recorded as it is not practical to estimate the amount that may be payable if such earnings were repatriated. Additionally, the Company is not indefinitely reinvested in other foreign jurisdictions. There have been no deferred taxes recorded in these jurisdictions.

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Cash paid for income taxes, net of refunds is presented in the following table:

Year Ended January 31,
2026
(in thousands)
U.S Federal	$(1,907)

State:
Iowa	$(309)
Nebraska	(209)
North Dakota	(255)
Other	(84)
State Total	$(857)

Foreign:
Australia	228
Bulgaria	(100)
Romania	483
Ukraine	303
Other	1
Foreign Total	$915

Total Cash Paid for Income Taxes (Net of Refunds)	$(1,849)

NOTE 15 - CAPITAL STRUCTURE
The Company's certificate of incorporation provides it with the authority to issue 50,000,000 shares of $0.00001 par value stock, consisting of 45,000,000 shares of common stock and 5,000,000 shares classified as undesignated.
NOTE 16 - STOCK-BASED COMPENSATION
Stock-Based Compensation Plans
The Company has one stock-based compensation plan, the Second Amended and Restated Titan Machinery Inc. 2014 Equity Incentive Plan (the "2014 Equity Incentive Plan"), to provide incentive compensation to participants for services that have been or will be performed for continuing as employees or members of the Board of Directors of the Company. Under the 2014 Equity Incentive Plan, which has been approved by the stockholders of the Company, the Company may grant stock-based awards for up to a maximum number of shares of common stock set forth in the 2014 Equity Incentive Plan under specified forms of equity award types. Shares issued for stock-based awards consist of authorized but unissued shares. As of January 31, 2026, the Company had 743,341 shares authorized and available for future equity awards under the 2014 Equity Incentive Plan.
Compensation cost arising from stock-based compensation and charged to operations was $5.9 million, $4.4 million and $3.3 million for the years ended January 31, 2026, 2025 and 2024, respectively. The related income tax benefit (net) was $1.2 million, $1.1 million and $1.1 million for the years ended January 31, 2026, 2025 and 2024, respectively.
Restricted Stock Awards ("RSAs")
The Company grants RSAs as part of its long-term incentive compensation to employees and members of the Board of Directors of the Company. The fair value of these awards is determined based on the closing market price of the Company's

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
stock on the date of grant. The RSAs primarily vest over a period of approximately four years for employees and over one year for members of the Board of Directors. The Company recognizes compensation expense ratably over the vesting period of the award. The restricted common stock underlying these awards are deemed issued and outstanding upon grant and carry the same voting and dividend rights of unrestricted outstanding common stock, provided that any dividends paid are subject to a right of forfeiture until the underlying RSA has vested.
The following table summarizes RSA activity for the year ended January 31, 2026:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at January 31, 2025	493	$21.63
Granted	290	18.51
Forfeited	(194)	22.27
Vested	(10)	20.02
Nonvested at January 31, 2026	579	$19.88
The weighted-average grant date fair value of RSAs granted was $18.51, $18.22 and $26.48 during the years ended January 31, 2026, 2025 and 2024, respectively. The total fair value of RSAs vested was $3.4 million, $3.4 million and $3.7 million during the years ended January 31, 2026, 2025 and 2024, respectively. As of January 31, 2026, there was $7.4 million of unrecognized compensation cost related to nonvested RSAs that is expected to be recognized over a weighted-average period of 2.1 years.
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
The following table summarizes RSU activity for the year ended January 31, 2026:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at January 31, 2025	12	$22.82
Granted	6	18.51
Vested	(3)	28.24
Nonvested at January 31, 2026	15	$20.16
The weighted-average grant date fair value of RSUs granted was $18.51, $18.20, and $26.47 for the fiscal years ended January 31, 2026, 2025, and 2024, respectively. As of January 31, 2026, there was $0.2 million of unrecognized compensation cost related to nonvested RSUs that is expected to be recognized over a weighted-average period of 2.3 years.
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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes activity for long-term cash incentive awards for the year ended January 31, 2026:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at January 31, 2025	48	$21.50
Granted	24	18.51
Forfeited	(1)	21.00
Vested	(15)	23.28
Nonvested at January 31, 2026	56	$19.68
The weighted-average grant date fair value of long-term cash incentive awards granted was $18.51 during the year ended January 31, 2026. As of January 31, 2026, based on the Company's stock price on that day, there was $0.4 million of unrecognized compensation cost related to nonvested awards that is expected to be recognized over a weighted-average period of 1.3 years.
NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following is a summary of the changes in accumulated other comprehensive income (loss), by component, for the fiscal years ended January 31, 2026, 2025 and 2024:

	Foreign Currency Translation Adjustment	Net Investment Hedging Instruments, Unrealized Gain	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, January 31, 2023	$(7,730)	$2,711	$(5,019)
Total other comprehensive income	6,779	—	6,779
Balance, January 31, 2024	(951)	2,711	1,760
Total other comprehensive loss	(10,094)	—	(10,094)
Balance, January 31, 2025	(11,045)	2,711	(8,334)
Total other comprehensive income	14,587	—	14,587
Balance, January 31, 2026	$3,542	$2,711	$6,253
Income taxes are not provided for foreign currency translation adjustments arising from permanent investments in international subsidiaries.
NOTE 18 - EMPLOYEE BENEFIT PLANS
The Company has a 401(k) profit-sharing plan ("401(k) Plan") for all U.S. employees at least 19 years of age. The Company matches 50% of the first 8% of the participating employee's contribution. In addition, the Company may make a discretionary contribution to the 401(k) Plan as determined by the Board of Directors, with a maximum amount equal to the amount allowed under applicable IRS regulations. The Company recognized expense for contributions made to the 401(k) Plan totaling $8.9 million, $8.6 million and $7.0 million for the years ended January 31, 2026, 2025 and 2024, respectively. All amounts contributed during these years reflected matching contributions, as no discretionary contributions were made by the Company to the 401(k) Plan.
NOTE 19 - BUSINESS COMBINATIONS
Fiscal 2026
On May 15, 2025, the Company acquired certain assets of Farmers Implement and Irrigation, Inc. (“Farmers Implement”). This acquired New Holland agriculture dealership consists of one agriculture equipment store in Brookings, South Dakota. This acquisition occurred within the Company’s Agriculture segment. The total consideration transferred for the acquired business was $13.4 million paid in cash, which included the real estate.
In connection with the acquisition, the Company acquired from CNH and certain other manufacturers equipment and parts inventory previously owned by Farmers Implement. Upon acquiring such inventories, the Company was offered floorplan financing by the respective manufacturers. In total, the Company acquired inventory and recognized a corresponding financing

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
liability of $7.0 million. The recognition of these inventories and the associated financing liabilities are not included as part of the accounting for the business combination.
On October 1, 2025, the Company acquired Bellevue Machinery within its Australia segment. This acquired New Holland agriculture dealership complex consists of two locations in the cities of Swan Hill and Warracknabeal, in the State of Victoria. Immediately upon acquisition, these locations were merged into the locations already owned by the Company in the same cities. This acquisition now allows the Company to sell the CaseIH and New Holland brands at six of the Company’s 15 locations in Australia. The total consideration transferred for the acquired business was $6.4 million paid in cash, which included the real estate.
These acquisitions are not considered material to the overall consolidated financial statements during the year ended January 31, 2026 and have been included in the Consolidated Financial Statements from the date of the acquisitions.
Fiscal 2025
The Company acquired Gose Landtechnik e.K. on March 1, 2024, which consists of one location in Germany and is included in the Europe segment. This acquisition is not considered material to the overall consolidated financial statements during the year ended January 31, 2025 and has been included in the Consolidated Financial Statements from the date of the acquisition.
NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS
As of January 31, 2026 and 2025, the fair value of the Company's foreign currency contracts, which are either assets or liabilities measured at fair value on a recurring basis, was not material. These foreign currency contracts were valued using a discounted cash flow analysis, an income approach, utilizing readily observable market data as inputs, which is classified as a Level 2 fair value measurement.
The Company also estimated the fair value of long-lived assets to be approximately zero in certain instances when no future cash flows were assumed to be generated from the use of such assets and the expected sales values were deemed to be nominal. All such fair value measurements were based on unobservable inputs and thus are Level 3 fair value inputs.
The Company also has financial instruments that are not recorded at fair value in the consolidated balance sheets, including cash, receivables, payables, and long-term debt. The carrying amounts of these financial instruments approximated their fair values as of January 31, 2026 and January 31, 2025. Approximate fair value of these financial instruments was estimated based on Level 2 fair value inputs. The estimated fair value of the Company's Level 2 long-term debt, which is provided for disclosure purposes only, is as follows:

	January 31, 2026	January 31, 2025
	(in thousands)
Carrying amount	$170,414	$158,883
Fair value	$157,764	$145,010
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
The Company’s Australia segment sells, services, and rents machinery, and related parts and attachments, for uses ranging from large-scale farming and construction to home and garden use to customers in Southeastern Australia. This segment also includes ancillary sales and services related to agricultural activities and products such as equipment transportation, GPS signal subscriptions and finance and insurance products.
The Company retains various unallocated income/(expense) items and assets at the general corporate level, which the Company refers to as "Shared Resources" in the table below. Shared Resource assets primarily consist of cash and property and equipment. Revenue between segments is immaterial.
Net sales and long-lived assets, by geographic area were as follows:

	Revenue
	Year Ended January 31,
	2026	2025	2024
	(in thousands)
United States	$1,868,843	$2,220,002	$2,376,726
Australia	180,525	221,115	69,809
Other international countries	377,739	261,005	311,910
	$2,427,107	$2,702,122	$2,758,445

	Long-lived assets
	Year Ended January 31,
	2026	2025
	(in thousands)
United States	$365,986	$363,672
Australia	27,833	24,512
Other international countries	14,965	20,323
	$408,784	$408,507

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Certain financial information for each of the Company's business segments is set forth below.

	Year Ended January 31, 2026
	(in thousands)
	Agriculture	Construction	Europe	Australia	Total
Revenue
Equipment	$1,135,501	$198,596	$303,916	$136,522	$1,774,535
Parts	286,927	50,752	58,984	31,598	428,261
Service	127,186	26,772	12,379	11,573	177,910
Rental and other	8,200	34,909	2,460	832	46,401
	$1,557,814	$311,029	$377,739	$180,525	$2,427,107
Cost of Revenue
Equipment	$1,076,555	$181,574	$263,901	$123,175
Parts	193,560	36,281	43,892	22,013
Service	48,834	8,902	6,779	3,936
Rental and other	7,398	25,074	1,670	1,007
Operating expense	239,299	58,041	49,202	30,396
Impairment Charge (1)	941	114	693	—
Restructuring Costs (2)	—	—	1,741	—
Floorplan interest expense	15,055	4,372	2,507	1,949
Intercompany loan waiver income (3)	—	—	(10,280)	—
Other segment expense (income), net (4)	5,029	4,816	2,447	1,969
Segment (loss) income before taxes	$(28,857)	$(8,145)	$15,187	$(3,920)	$(25,735)
Shared resources unallocated expense (3)					(19,672)
Loss before taxes					$(45,407)

Depreciation and amortization	$16,977	$10,625	$3,577	$3,451

Total Segment Assets (5)	$916,988	$229,079	$214,823	$227,659	$1,588,549
Shared Resources Assets					28,379
Total Assets					$1,616,928

Total Segment Capital Expenditures	$5,544	$6,492	$2,801	$1,781	$16,618
Shared Resources Assets Capital Expenditures					5,739
Total Capital Expenditures					$22,357
(1) Impairment charge related to long-lived assets.
(2) Restructuring costs related to Germany divestiture.
(3) Europe segment balance includes a waiver of $10.3 million related to intercompany loan, with a corresponding offset recorded in Shared Resources and eliminated in consolidation.
(4) Balance consists of other interest income (expense) and foreign currency.
(5) Agriculture and Construction cash balances are held at Shared Resources.

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

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 22 - GERMANY LIQUIDATION AND REALIGNMENT COSTS
In November 2026, to better align the Company's cost structure and business in certain markets, the Company signed definitive agreements to divest its CNH distribution rights in Germany through two separate asset sale transactions with the existing New Holland dealers in the region. These transactions support CNH’s dual-brand strategy and align with the Company’s ongoing focus to enhance returns on invested capital.
Store liquidation and realignment costs for 2026 were as follows:

2026
(in thousands)
Operating lease asset impairment (1)	$209
Employee termination benefits (2)	1,741
Impairment of fixed assets, net of gains on asset disposition (1)	483
Inventory cost adjustments (3)	4,764
$7,197

(1) Recognized in Impairment of Intangibles and Long-Lives Assets in the consolidated statement of operations.
(2) Recognized in Restructuring Costs in the consolidated statement of operations.
(3) Recognized in Cost of Revenue - Equipment and Cost of Revenue - Parts in the consolidated statement of operations.
A reconciliation of the beginning and ending exit cost liability balance, which is included in accrued expenses and other in the consolidated balance sheets, as follows:

Amount
(in thousands)
Balance, January 31, 2025	$—
Exit costs incurred and charged to expense
Employee termination benefits	1,741
Balance, January 31, 2026	$1,741

TITAN MACHINERY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 23 - HELD FOR SALE
As of January 31, 2026, certain European assets related to the Company's Germany liquidation met the criteria to be classified as held for sale. The Company is working to sell these disposal groups during the year ended January 31, 2027. In addition, the Company has $6.1 million of property and equipment unrelated to the aforementioned disposal groups, which is included in the vehicle and land, building, and leasehold improvements line items of the table below. Assets classified as held for sale are included within prepaid expenses and other on the consolidated balance sheets.
The assets which are held for sale related to the aforementioned disposal groups are presented in the following table:

	January 31, 2026	January 31, 2025
	(in thousands)
Assets Held For Sale
Inventory
New equipment	$1,395	$—
Parts	961	—
Total inventories	2,356	—

Property and equipment
Machinery and equipment	296	—
Vehicle	3,206	—
Furniture and fixtures	315	—
Land, buildings, and leasehold improvements	8,965	3,013
Total property and equipment	12,782	3,013
Total assets held for sale	$15,138	$3,013

Schedule II—Valuation and Qualifying Accounts and Reserves
Titan Machinery Inc.

Classification	Beginning Balance	Additions Charged to Expenses	Deductions for Write-offs, Net of Recoveries	Foreign Currency Translation Adjustments	Ending Balance
	(in thousands)
Valuation reserve deduction from receivables:
Year Ended January 31, 2026	$2,572	$678	$(757)	$144	$2,637
Year Ended January 31, 2025	3,503	1,001	(1,890)	(42)	2,572
Year Ended January 31, 2024	3,440	928	(922)	57	3,503

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
Management's Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, management has concluded that the Company’s disclosure controls and procedures were effective at January 31, 2026 to ensure that the information required to be disclosed by the Company in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has also audited our internal control over financial reporting as of January 31, 2026, as stated in their report included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
Changes in Internal Control over Financial Reporting. There has not been any change in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during its most recently completed fiscal quarter ended January 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
On March 30, 2026, the Company’s wholly-owned Australian subsidiary, O’Connors, entered into a new dealer agreement (the “CNH Industrial Australia Dealer Agreement”) with CNH Industrial Australia Pty Limited (“CNH Industrial Australia”), replacing O’Connors’ existing dealer agreement with CNH Industrial Australia.
The CNH Industrial Australia Dealer Agreement grants O’Connors the right to sell and service CNH products and parts in a geographically defined prime marketing area in Australia that aligns with O’Connors’ existing dealership locations (the “PMA”). The PMA assigned to O’Connors is non-exclusive, but CNH Industrial Australia agrees, under the terms of the CNH Industrial Australia Dealer Agreement, to reasonably discourage other parties from selling CNH products and parts within O’Connors’ PMA. The CNH Industrial Australia Dealer Agreement also sets out the other terms and conditions on which O’Connors is granted the right to sell and service CNH products and parts through its dealership locations.
The CNH Industrial Australia Dealer Agreement has an initial five year fixed term that commenced effective as of January 1, 2026 and will expire on January 1, 2031 (the “Term”) and contains an option running in favor of O’Connors that will allow O’Connors, at the end of the Term, to enter into a new dealer agreement with CNH Industrial Australia for an additional five year fixed term, subject to the satisfaction of the specified conditions.
During the Term, absent consent from CNH Industrial Australia, O’Connors is not permitted to sell or distribute, or allow to be sold or distributed on its behalf, any third party products that directly compete with CNH’s products in Australia or New Zealand. In addition, under the terms of the CNH Industrial Australia Dealer Agreement, both during the Term and for a period of 12 months after the expiration or termination of the CNH Industrial Australia Dealer Agreement, O’Connors is subject to specified non-compete, non-solicitation and non-disparagement covenants running in favor of CNH Industrial Australia, which, in each case, are subject to specified exceptions and qualifications.
O’Connors is required to obtain approval from CNH Industrial Australia prior to undertaking any event the occurrence of which would have the effect of changing the underlying control or ownership of O’Connors, including (i) any change related to who has the right to appoint its directors, (ii) any change in the legal or beneficial ownership of its shares and (iii) any change in who has the legal or beneficial entitlement to its profits.

CNH Industrial Australia has the right to terminate the CNH Industrial Australia Dealer Agreement (i) immediately if O’Connors is in breach of any term of the CNH Industrial Australia Dealer Agreement or any related ancillary agreement and O’Connors fails to rectify the relevant breach within a reasonable timeframe (not to exceed 30 days) after receipt of written notice from CNH Industrial Australia, (ii) upon seven days’ prior written notice upon the occurrence of certain events with respect to O’Connors, including (1) failure to hold necessary licenses to operate its business, (2) becoming bankrupt, insolvent or suffering another specified insolvency event, (3) conviction of a failure to comply with specified laws and regulations or (4) acting fraudulently in connection with the operation of its business or (iii) upon six months’ prior written notice if CNH withdraws from the Australian marketplace, rationalizes its Australian dealership network or changes its Australian distribution model. O’Connors has the right to terminate the CNH Industrial Australia Dealer Agreement as provided for under the terms of Australia’s Franchising Code of Conduct as prescribed by section 51AE, Part IVB of the Competition and Consumer Act 2010, as amended or re-enacted from time to time. In addition, CNH Industrial Australia may, upon 30 days’ prior written notice to the O’Connors, add new CNH products or restrict or discontinue existing CNH products from the authorized product list that are allowed to be sold or serviced by O’Connors.
The foregoing description of the CNH Industrial Australia Dealer Agreement is qualified in its entirety by reference to the full text of the CNH Industrial Australia Dealer Agreement, a copy of which is filed as Exhibit 10.19 hereto and incorporated herein by reference.
Securities Trading Plans of Directors and Officers
During the three months ended January 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Titan Machinery has insider trading policies and procedures that govern the purchase, sale and other dispositions of its securities by our directors, officers and employees. We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. A copy of our Insider Trading Policy is filed with this Form 10-K as Exhibit 19.1.
Other than the information above, the information included in Part I of this Form 10-K under the heading "Information About our Executive Officers", and the information required by this Item 10 is incorporated herein by reference to the sections labeled "Board of Directors" and "Corporate Governance," all of which will appear in our definitive proxy statement for our 2026 Annual Meeting of Stockholders.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated herein by reference to the sections labeled "Compensation Discussion and Analysis," "Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," "Executive Compensation" (excluding the information under the subheading "Pay Versus Performance"), and "Non-Employee Director Compensation," all of which will appear in our definitive proxy statement for our 2026 Annual Meeting of Stockholders.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is incorporated herein by reference to the sections entitled "Security Ownership of Principal Stockholders and Management" and "Executive Compensation - Equity Compensation Plan Information," both of which will appear in our definitive proxy statement for our 2026 Annual Meeting of Stockholders.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated herein by reference to the sections entitled "Corporate Governance—Independence" and "Certain Relationships and Related Transactions," both of which will appear in our definitive proxy statement for our 2026 Annual Meeting of Stockholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 is incorporated herein by reference to the section entitled "Fees of the Independent Registered Public Accounting Firm," which will appear in our definitive proxy statement for our 2026 Annual Meeting of Stockholders.
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Documents filed as part of this report.
(1)Financial Statements. The following financial statements are included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K:
Report of Deloitte & Touche LLP on Consolidated Financial Statements as of January 31, 2026 and 2025 and for each of the three years in the period ended January 31, 2026
Report of Deloitte & Touche LLP on Internal Control Over Financial Reporting as of January 31, 2026
Consolidated Balance Sheets as of January 31, 2026 and 2025
Consolidated Statements of Operations for each of the three years in the period ended January 31, 2026
Consolidated Statements of Comprehensive Income for each of the three years in the period ended January 31, 2026
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended January 31, 2026
Consolidated Statements of Cash Flows for each of the three years in the period ended January 31, 2026
Notes to Consolidated Financial Statements
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

EXHIBIT INDEX
TITAN MACHINERY INC.
FORM 10-K

No.	Description

3.1	Certificate of Incorporation of the registrant, as amended (incorporated herein by reference to Exhibit 3.1 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on September 10, 2012, File No. 001-33866).

3.2	Bylaws of the registrant, as amended (incorporated herein by reference to Exhibit 3.2 of the registrant's Annual Report on Form 10-K filed with the Commission on April 16, 2009, File No. 001-33866).

4.1	Specimen Certificate representing shares of common stock of Titan Machinery Inc. (incorporated by reference to Exhibit 4.1 of the registrant's Amendment No. 6 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on December 3, 2007).

4.2	Description of Securities of Titan Machinery registered under Section 12 of the Exchange Act of 1934, as amended (incorporated herein by reference to Exhibit 4.3 of the registrant's Annual Report on Form 10-K filed with the Commission on April 7, 2020).

10.1#	Executive Employment Agreement, dated October 17, 2023, between Bryan J. Knutson and the registrant (incorporated herein by reference to Exhibit 10.2 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on December 7, 2023).

10.1.1#	First Amendment to Employee Agreement Dated June 5, 2025 between Bryan J. Knutson and the registrant (incorporated herein by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 5, 2025).

10.2#
Amended and Restated Employment Agreement, dated June 4, 2025, between Robert Larsen and the registrant (incorporated herein by reference to Exhibit 10.2 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 5, 2025).

10.3	Agricultural Equipment Sales & Service Agreement, dated May 31, 2017, between CNH Industrial America LLC and the registrant (incorporated herein by reference to Exhibit 10.3 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 2, 2017).

10.3.1	Amendment to the Agricultural Equipment Sales & Service Agreement, dated May 31, 2017, between CNH Industrial America LLC and the registrant (incorporated herein by reference to Exhibit 10.4 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 2, 2017).

10.4	Form of CaseIH Agriculture Equipment Sales and Service Agreement between CNH Industrial America LLC and the registrant Titan Machinery Inc. (incorporated herein by reference to Exhibit 10.3 of the registrant’s Quarterly Report on Form 10-Q filed with the Commission on September 9, 2022).

10.4.1	Revision 1 to the Case IH Agricultural Equipment Sales and Service Agreement between CNH Industrial America LLC and the registrant (incorporated herein by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q filed with the Commission on September 9, 2022).

10.5	Construction Equipment Sales & Service Agreement, dated May 31, 2017, between CNH Industrial America LLC and the registrant (incorporated herein by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 2, 2017).

10.5.1	Amendment to the Construction Equipment Sales & Service Agreement, dated May 31, 2017, between CNH Industrial America LLC and the registrant (incorporated herein by reference to Exhibit 10.2 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 2, 2017).

10.6	New Holland Equipment Sales & Service Agreement, dated May 31, 2017, between CNH Industrial America LLC and the registrant (incorporated herein by reference to Exhibit 10.5 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 2, 2017).

10.6.1	Amendment to the New Holland Equipment Sales & Service Agreement, dated May 31, 2017, between CNH Industrial America LLC and the registrant (incorporated herein by reference to Exhibit 10.6 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 2, 2017).

10.7	Dealer Security Agreement dated April 14, 2003 between New Holland North America, Inc. and the registrant (incorporated herein by reference to Exhibit 10.14 of the registrant's Amendment No. 2 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on October 10, 2007).

10.8	Dealer Security Agreements between CNH America LLC and the registrant (incorporated herein by reference to Exhibit 10.15 of the registrant's Amendment No. 2 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on October 10, 2007).

No.	Description
10.9	Agreement to Grant Commercial Application Equipment Distribution Rights, dated as of August 1, 2022, by and between CNH Industrial America LLC and the registrant (incorporated herein by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q filed with the Commission on September 9, 2022).

10.10	Amended and Restated Wholesale Floorplan Credit Facility and Security Agreement, dated November 13, 2007, between CNH Capital America LLC and the registrant (incorporated herein by reference to Exhibit 10.25 of the registrant's Amendment No. 5 to Registration Statement on Form S-1, Reg. No. 333-145526, filed with the Commission on November 27, 2007).

10.10.1	Letter Agreement with CNH Capital America, LLC dated September 30, 2011, amending the November 13, 2007 Amended and Restated Wholesale Floorplan Credit Facility and Security Agreement (incorporated herein by reference to Exhibit 10.3 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on December 9, 2011, File No. 001-33866).

10.10.2	Letter Agreement with CNH Capital America, LLC dated November 20, 2012, amending the November 13, 2007 Amended and Restated Wholesale Floorplan Credit Facility and Security Agreement (incorporated herein by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on December 6, 2012, File No. 001-33866).

10.10.3	Letter Agreement with CNH Capital America, LLC dated February 15, 2013, amending the November 13, 2007 Amended and Restated Wholesale Floorplan Credit Facility and Security Agreement (incorporated herein by reference to Exhibit 10.49 of the registrant's Annual Report on Form 10-K filed with the Commission on April 10, 2013).

10.10.4	Amendment dated December 8, 2014 to the Amended and Restated Wholesale Floor Plan Credit Facility and Security Agreement dated November 13, 2007 by and between the registrant and CNH Industrial Capital America LLC (incorporated herein by reference to Exhibit 10.2 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on December 10, 2014).

10.10.5	Letter Agreement, dated December 6, 2023, to the Amended and Restated Wholesale Floor Plan Credit Facility and Security Agreement and Inventory Finance Agreement, dated November 13, 2007 and December 17, 2018 respectively, by and between Titan Machinery Inc. and CNH Industrial Capital America LLC (incorporated herein by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q filed with the Commission on December 7, 2023).

10.10.6	Inventory Finance Agreement, dated December 17, 2018, between CNH Industrial Capital Australia Pty Limited and J.J. O'Connor & Sons Pty Ltd. (incorporated herein by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q filed with the Commission on December 7, 2023).

10.10.7	Third Amendment, dated January 31, 2023, to the Amended and Restated Third Revolving Credit Agreement dated November 13, 2007, by and between the registrant and CNH Industrial Capital America LLC (incorporated herein by reference to Exhibit 10.12.15 of the registrant's Annual Report on Form 10-K filed with the Commission on March 30, 2023).

10.10.8	Letter Agreement, dated December 2, 2024, to the Amended and Restated Wholesale Floor Plan Credit Facility and Security Agreement and Inventory Finance Agreement, dated November 13, 2007 and December 17, 2018 respectively, between CNH Industrial Capital America LLC and the registrant (incorporated herein by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q filed with the Commission on December 5, 2024).

10.10.9	Letter Agreement regarding the calculation of Consolidated Fixed Charge Coverage Ratio, dated December 2, 2024, between CNH Industrial Capital America LLC and the Company (incorporated herein by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed with the Commission on December 5, 2024).

10.10.10	Letter Agreement regarding the calculation of Consolidated Fixed Charge Coverage Ratio, dated January 31, 2025, between CNH Industrial Capital America LLC and the Company (incorporated herein by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed with the Commission on April 7, 2025).

10.11	Fourth Amended and Restated Credit Agreement, dated as of May 17, 2024, by and among the registrant, Heartland Agriculture, LLC, Heartland Ag Kansas, LLC, and certain entities joined thereto as a U.S. Borrower, each as a U.S. Borrower, J.J. O’Connor & Sons Pty Ltd. and certain entities joined thereto as an Australian Borrower, each as an Australian Borrower, the financial institutions party thereto, as lenders, Bank of America, N.A., as Administrative Agent, Bank of America, N.A. and Wells Fargo Bank, National Association, as Joint Lead Arrangers, and Bank of America, N.A. and PNC Bank, National Association, as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed with the Commission on May 22, 2024).

No.	Description
10.11.1	Amendment No. 1 to Fourth Amended and Restated Credit Agreement, dated December 3, 2024, by and among the registrant, Heartland Agriculture, LLC, Heartland Ag Kansas, LLC, J.J. O’Connor & Sons Pty Ltd and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.3 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on December 5, 2024).

10.12#	Second Amended and Restated Titan Machinery Inc. 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Commission on June 4, 2024).

10.13#	Form of Titan Machinery Inc. Restricted Stock Agreement (for non-employee directors) under the Second Amended and Restated Titan Machinery Inc. 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 6, 2024).

10.14#	Form of Titan Machinery Inc. Restricted Stock Agreement under the Second Amended and Restated Titan Machinery Inc. 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 6, 2024).

10.15#	Form of Titan Machinery Inc. Restricted Stock Unit Agreement under the Second Amended and Restated Titan Machinery Inc. 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on June 6, 2024).

10.16#	Form of Director and Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.19 of the registrant's Annual Report on Form 10-K filed with the Commission on April 5, 2019).

10.17#	Titan Machinery Inc. Non-Employee Director Compensation Plan (incorporated herein by reference to Exhibit 10.17 of the registrant's Annual Report on Form 10-K filed with the Commission on April 4, 2025).

10.18#	Description of Titan Machinery Inc.’s Executive Cash Bonus Plan (incorporated herein by reference to Exhibit 10.34 of the registrant’s Annual Report on Form 10-K filed with the Commission on April 15, 2015).

10.19*	CNH Australia Dealer Agreement, executed as of March 30 2026, by and between CNH Industrial Australia Pty Limited and J.J. O’Connor & Sons Pty Ltd.

19.1	Insider Trading Policy (incorporated herein by reference to Exhibit 19.1 of the registrant’s Annual Report on Form 10-K filed with the Commission on April 7, 2025).

21.1*	Subsidiaries of Titan Machinery Inc.

23.1*	Consent of Deloitte & Touche LLP.

24.1*	Power of Attorney.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Clawback Policy, dated as of September 7, 2023 (incorporated herein by reference to Exhibit 97 of the registrant's Annual Report on Form 10-K filed with the Commission on April 3, 2024).

101*	The following materials from Titan Machinery Inc.'s Annual Report on Form 10-K for the year ended January 31, 2026 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of January 31, 2026 and 2025, (ii) the Consolidated Statements of Operations for the fiscal years ended January 31, 2026, 2025 and 2024, (iii) the Consolidated Statements of Comprehensive Income for the fiscal years ended January 31, 2026, 2025 and 2024, (iv) the Consolidated Statements of Stockholders' Equity for the fiscal years ended January 31, 2026, 2025 and 2024, (v) the Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2026, 2025 and 2024, and (vi) the Notes to the Consolidated Financial Statements.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

No.	Description

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________________________________________
*    Filed herewith
**    Furnished herewith.
#    Indicates management contract or compensatory plan or arrangement.
†    The annexes to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish supplementally a copy of all omitted schedules to the SEC upon its request.
ITEM 16.    FORM 10-K SUMMARY
    Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 31, 2026
TITAN MACHINERY INC.

By	/s/BRYAN KNUTSON	By	/s/ ROBERT LARSEN
	Bryan Knutson, President and Chief Executive Officer		Robert Larsen, Chief Financial Officer
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ BRYAN KNUTSON	President, Chief Executive Officer (principal executive officer) and Director	March 31, 2026
Bryan Knutson

/s/ ROBERT LARSEN	Chief Financial Officer (principal financial officer and principal accounting officer)	March 31, 2026
Robert Larsen

*	Chairman of the Board of Directors	March 31, 2026
David J. Meyer

*	Director
Frank Anglin III		March 31, 2026

*	Director
Tony Christianson		March 31, 2026

*	Director
Christine Hamilton		March 31, 2026

*	Director
Jody Horner		March 31, 2026

*	Director
Richard Lewis		March 31, 2026

*	Director
Richard Mack		March 31, 2026

*By	/s/ ROBERT LARSEN
Robert Larsen, Attorney-in-Fact