Form 10-Q
period 2026-04-30
Titan Machinery Inc.
filed 2026-06-09
CIK 1409171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2026
OR

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

As of May 31, 2026, 23,302,180 shares of Common Stock, $0.00001 par value, of the registrant were outstanding.

TITAN MACHINERY INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)

	April 30, 2026	January 31, 2026

Assets
Current Assets
Cash	$29,578	$28,164
Receivables, net of allowance for expected credit losses	109,579	127,031
Inventories, net	914,825	903,085
Prepaid expenses and other	30,664	31,700
Total current assets	1,084,646	1,089,980
Noncurrent Assets
Property and equipment, net of accumulated depreciation	362,126	360,983
Operating lease assets	48,233	47,197
Deferred income taxes	771	1,327
Goodwill	66,686	65,583
Intangible assets, net of accumulated amortization	51,719	51,233
Other	593	625
Total noncurrent assets	530,128	526,948
Total Assets	$1,614,774	$1,616,928

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$43,781	$35,156
Floorplan payable	588,992	553,754
Current maturities of long-term debt	26,112	21,410
Current operating lease liabilities	4,113	4,084
Deferred revenue	54,129	82,311
Accrued expenses and other	71,346	75,248
Total current liabilities	788,473	771,963
Long-Term Liabilities
Long-term debt, less current maturities	150,503	158,565
Operating lease liabilities	46,946	46,050
Finance lease liabilities	41,649	42,140
Deferred income taxes	10,329	10,151
Other long-term liabilities	10,397	8,761
Total long-term liabilities	259,824	265,667
Commitments and Contingencies
Stockholders' Equity
Common stock, par value $.00001 per share, 45,000,000 shares authorized; 23,309,167 shares issued and outstanding at April 30, 2026; 23,363,865 shares issued and outstanding at January 31, 2026	—	—
Additional paid-in-capital	267,247	266,905
Retained earnings	293,524	306,140
Accumulated other comprehensive income	5,706	6,253
Total stockholders' equity	566,477	579,298
Total Liabilities and Stockholders' Equity	$1,614,774	$1,616,928
 See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended April 30,
	2026	2025
Revenue
Equipment	$364,654	$436,840
Parts	103,753	105,629
Service	43,768	44,017
Rental and other	10,206	7,850
Total Revenue	522,381	594,336
Cost of Revenue
Equipment	336,157	407,349
Parts	72,391	73,080
Service	17,297	16,609
Rental and other	7,253	6,363
Total Cost of Revenue	433,098	503,401
Gross Profit	89,283	90,935
Operating Expenses	94,382	96,404
Impairment of Intangible and Long-Lived Assets	502	266
Loss from Operations	(5,601)	(5,735)
Other Income (Expense)
Interest and other income (expense)	1,302	(488)
Floorplan interest expense	(3,553)	(6,526)
Other interest expense	(4,623)	(4,533)
Loss Before Income Taxes	(12,475)	(17,282)
Provision (Benefit) for Income Taxes	141	(4,078)
Net Loss	$(12,616)	$(13,204)

Loss Per Share:
Basic	$(0.55)	$(0.58)
Diluted	$(0.55)	$(0.58)

Weighted Average Common Shares:
Basic	22,849	22,669
Diluted	22,849	22,669
 See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended April 30,
	2026	2025
Net Loss	$(12,616)	$(13,204)
Other Comprehensive Loss
Foreign currency translation adjustments	(547)	3,661
Comprehensive Loss	$(13,163)	$(9,543)
 See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares Outstanding	Amount
Balance at January 31, 2026	23,364	$—	$266,905	$306,140	$6,253	$579,298
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	(55)	—	(959)	—	—	(959)
Stock-based compensation expense	—	—	1,301	—	—	1,301
Net loss	—	—	—	(12,616)	—	(12,616)
Other comprehensive income	—	—	—	—	(547)	(547)
Balance at April 30, 2026	23,309	$—	$267,247	$293,524	$5,706	$566,477

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares Outstanding	Amount
Balance at January 31, 2025	23,125	$—	$262,097	$360,314	$(8,334)	$614,077
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	(39)	—	(681)	—	—	(681)
Stock-based compensation expense	—	—	1,591	—	—	1,591
Net loss	—	—	—	(13,204)	—	(13,204)
Other comprehensive loss	—	—	—	—	3,661	3,661
Balance at April 30, 2025	23,086	$—	$263,007	$347,110	$(4,673)	$605,444
See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended April 30,
	2026	2025
Operating Activities
Net loss	$(12,616)	$(13,204)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities
Depreciation and amortization	9,028	8,915
Impairment	502	266
Deferred income taxes	328	(5,080)
Stock-based compensation expense	1,301	1,591
Noncash interest expense	248	244
Noncash lease expense	1,213	1,027
Other, net	(1,284)	(1,022)
Changes in assets and liabilities, net of effects of acquisitions
Receivables	19,976	(3,828)
Prepaid expenses and other assets	(7,115)	(357)
Inventories	(14,714)	16,428
Manufacturer floorplan payable	4,135	18,721
Deferred revenue	(28,456)	(34,375)
Accounts payable, accrued expenses and other and other long-term liabilities	4,362	16,869
Net Cash (Used for) Provided by Operating Activities	(23,092)	6,195
Investing Activities
Property and equipment purchases (excluding rental fleet)	(2,544)	(7,988)
Proceeds from sale of property and equipment	1,567	2,432
Proceeds from business divestitures, net	2,030	—
Other, net	—	322
Net Cash Provided by (Used for) Investing Activities	1,053	(5,234)
Financing Activities
Net change in non-manufacturer floorplan payable	28,664	(9,146)
Proceeds from long-term debt borrowings	—	1,318
Principal payments on long-term debt and finance leases	(4,256)	(7,253)
Other, net	(959)	(700)
Net Cash Provided by (Used for) Financing Activities	23,449	(15,781)
Effect of Exchange Rate Changes on Cash	4	436
Net Change in Cash	1,414	(14,384)
Cash at Beginning of Period	28,164	35,898
Cash at End of Period	$29,578	$21,514
Supplemental Disclosures of Cash Flow Information
Cash paid during the period
Income taxes, net of refunds	$(2,234)	$578
Interest	$7,921	$10,843
Supplemental Disclosures of Noncash Investing and Financing Activities
Net change in property and equipment included in long-term debt, leases, accounts payable and accrued liabilities	$403	$(1,680)
Net transfer of assets to property and equipment from inventories	$(6,638)	$416
See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 - BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The quarterly operating results for Titan Machinery Inc. ("we", "us", "our", or the “Company”) are subject to fluctuation due to varying weather patterns and other factors influencing customer profitability, which may impact the timing and amount of equipment purchases, rentals, and after-sales parts and service purchases by the Company’s agriculture, construction and international customers. Therefore, operating results for the three months ended April 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2027. The information contained in the consolidated balance sheet as of January 31, 2026 was derived from the audited consolidated financial statements of the Company for the fiscal year then ended. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026, as filed with the SEC on March 31, 2026.
Nature of Business
The Company is engaged in the retail sale, service and rental of agricultural and construction machinery through its stores in the United States, Europe, and Australia. The Company’s North American stores are located in Colorado, Idaho, Iowa, Kansas, Minnesota, Nebraska, North Dakota, South Dakota, Wisconsin and Wyoming. Internationally, the Company's European stores are located in Bulgaria, Romania and Ukraine and the Company's Australian stores are located in New South Wales, South Australia, and Victoria in Southeastern Australia.
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

NOTE 2 - EARNINGS PER SHARE
The following table sets forth the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended April 30,
	2026	2025
	(in thousands, except per share data)
Numerator:
Net loss	$(12,616)	$(13,204)
Allocation to participating securities	—	—
Net loss attributable to Titan Machinery Inc. common stockholders	$(12,616)	$(13,204)
Denominator:
Basic weighted-average common shares outstanding	22,849	22,669
Plus: incremental shares from vesting of restricted stock units	—	—
Diluted weighted-average common shares outstanding	22,849	22,669

Loss Per Share:
Basic	$(0.55)	$(0.58)
Diluted	$(0.55)	$(0.58)

Anti-dilutive shares excluded from diluted weighted-average common shares outstanding:
Restricted stock units	11	10

NOTE 3 - REVENUE
Revenue is recognized when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration we expect to collect in exchange for those goods or services. Sales, value added and other taxes collected from our customers concurrent with our revenue activities are excluded from revenue.
The following tables present our revenue disaggregated by revenue source and segment:

	Three Months Ended April 30, 2026
	Agriculture	Construction	Europe	Australia	Total
	(in thousands)
Equipment	$241,161	$39,140	$43,883	$40,470	$364,654
Parts	69,461	13,011	14,009	7,272	103,753
Service	32,323	6,983	2,045	2,417	43,768
Other	892	308	400	106	1,706
Revenue from contracts with customers	343,837	59,442	60,337	50,265	513,881
Rental	381	8,021	98	—	8,500
Total revenue	$344,218	$67,463	$60,435	$50,265	$522,381

	Three Months Ended April 30, 2025
	Agriculture	Construction	Europe	Australia	Total
	(in thousands)
Equipment	$277,765	$46,684	$77,278	$35,113	$436,840
Parts	73,033	12,683	13,372	6,541	105,629
Service	32,419	6,790	2,625	2,183	44,017
Other	919	294	417	126	1,756
Revenue from contracts with customers	384,136	66,451	93,692	43,963	588,242
Rental	250	5,678	166	—	6,094
Total revenue	$384,386	$72,129	$93,858	$43,963	$594,336

Unbilled Receivables and Deferred Revenue
Unbilled receivables from contracts with customers amounted to $28.2 million and $24.2 million as of April 30, 2026 and January 31, 2026, respectively. This increase in unbilled receivables is primarily the result of a seasonal increase in the volume of our service transactions in which we recognize revenue as our work is performed and prior to customer invoicing.
Deferred revenue from contracts with customers amounted to $53.8 million and $82.1 million as of April 30, 2026 and January 31, 2026, respectively. Our deferred revenue most often increases in the fourth quarter of each fiscal year due to a higher level of customer down payments or prepayments and longer time periods between customer payment and delivery of the equipment, and the related recognition of equipment revenue, prior to its seasonal use. During the three months ended April 30, 2026 and 2025, the Company recognized $49.8 million and $61.6 million, respectively, of revenue that was included in the deferred revenue balance as of January 31, 2026 and January 31, 2025, respectively. No material amount of revenue was recognized during the three months ended April 30, 2026 or 2025 from performance obligations satisfied in previous periods.
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

	April 30, 2026	January 31, 2026
	(in thousands)
Trade and unbilled receivables from contracts with customers
Trade receivables due from customers	$49,899	$55,078
Unbilled receivables	28,170	24,179
Less allowance for expected credit losses	(2,312)	(2,093)
	75,757	77,164

Short-term receivables due from finance companies	17,027	19,227

Trade and unbilled receivables from rental contracts
Trade receivables	3,953	3,987
Unbilled receivables	1,279	928
Less allowance for expected credit losses	(516)	(545)
	4,716	4,370
Other receivables
Due from manufacturers	11,135	24,312
Other	944	1,958
	12,079	26,270
Receivables, net of allowance for expected credit losses	$109,579	$127,031
Following is a summary of allowance for credit losses on trade and unbilled accounts receivable by segment:

	Agriculture	Construction	Europe	Australia	Total
	(in thousands)
Balance at January 31, 2026	$515	$199	$1,277	$102	$2,093
Current expected credit loss provision	42	33	287	25	387
Write-offs charged against allowance	(28)	(33)	(104)	(2)	(167)
Credit loss recoveries collected	13	8	—	—	21
Foreign exchange impact	—	—	(25)	3	(22)
Balance at April 30, 2026	$542	$207	$1,435	$128	$2,312

	Agriculture	Construction	Europe	Australia	Total
	(in thousands)
Balance at January 31, 2025	$605	$209	$1,132	$48	$1,994
Current expected credit loss provision	4	(15)	182	10	181
Write-offs charged against allowance	(30)	(53)	—	—	(83)
Credit loss recoveries collected	2	6	—	—	8
Foreign exchange impact	—	—	58	1	59
Balance at April 30, 2025	$581	$147	$1,372	$59	$2,159

The following table presents impairment losses (recoveries) on receivables arising from sales contracts with customers and receivables arising from rental contracts reflected in Operating Expenses in the Condensed Consolidated Statements of Operations:

	Three Months Ended April 30,
	2026	2025
	(in thousands)
Impairment losses (recoveries) on:
Receivables from sales contracts	$387	$181
Receivables from rental contracts	(29)	28
	$358	$209
NOTE 5 - INVENTORIES

	April 30, 2026	January 31, 2026
	(in thousands)
New equipment	$530,863	$489,944
Used equipment	204,673	235,217
Parts and attachments	174,571	173,794
Work in process	4,718	4,130
	$914,825	$903,085
NOTE 6 - PROPERTY AND EQUIPMENT

	April 30, 2026	January 31, 2026
	(in thousands)
Rental fleet equipment	$74,980	$70,694
Machinery and equipment	38,937	38,542
Vehicles	115,642	115,592
Furniture and fixtures	31,093	30,581
Land, buildings, and leasehold improvements	290,826	289,744
	551,478	545,153
Less accumulated depreciation	(189,352)	(184,170)
	$362,126	$360,983
The Company includes depreciation expense related to its rental fleet and its trucking fleet for hauling equipment in Cost of Revenue in the Condensed Consolidated Statements of Operations, which was $1.8 million and $1.9 million for the three months ended April 30, 2026 and 2025, respectively. All other depreciation expense is included in Operating Expenses in the Condensed Consolidated Statements of Operations, which was $6.1 million for both the three months ended April 30, 2026 and 2025.

NOTE 7 - INTANGIBLE ASSETS AND GOODWILL
Finite-Lived Intangible Assets
The Company's finite-lived intangible assets consist of customer relationships and covenants not to compete. The following is a summary of intangible assets with finite lives as of April 30, 2026 and January 31, 2026:

	April 30, 2026			January 31, 2026
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)			(in thousands)
Covenants not to compete	$805	$(579)	$226	$805	$(539)	$266
Customer relationships	12,073	(4,466)	7,607	11,738	(3,922)	7,816
	$12,878	$(5,045)	$7,833	$12,543	$(4,461)	$8,082
Total expense related to the amortization of intangible assets, which is recorded in Operating Expenses in the Condensed Consolidated Statements of Operations, was $0.5 million for both the three months ended April 30, 2026 and 2025.
Future amortization expense, as of April 30, 2026, is expected to be as follows:
Fiscal Year Ending January 31,

Amount
(in thousands)
2027 (remainder)	$1,843
2028	1,785
2029	1,698
2030	1,671
2031	836
$7,833
Indefinite-Lived Intangible Assets
The Company's indefinite-lived intangible assets consist of distribution rights assets. The following is a summary of the changes in indefinite-lived intangible assets, by segment, for the three months ended April 30, 2026:

	Agriculture	Construction	Australia	Total
	(in thousands)
January 31, 2026	$18,154	$72	$24,925	$43,151
Foreign currency translation	—	—	735	735
April 30, 2026	$18,154	$72	$25,660	$43,886
Goodwill
The following presents changes in the carrying amount of goodwill, by segment, for the three months ended April 30, 2026:

	Agriculture	Australia	Total
	(in thousands)
January 31, 2026	$39,220	$26,363	$65,583
Adjustment to business combinations completed in prior year	—	310	310
Foreign currency translation	—	793	793
April 30, 2026	$39,220	$27,466	$66,686

NOTE 8 - FLOORPLAN PAYABLE/LINES OF CREDIT
As of April 30, 2026, the Company had floorplan and working capital lines of credit totaling $1.5 billion, which is primarily comprised of three floorplan lines of credit: (i) $875.0 million credit facility with CNH Industrial N.V. (“CNH”), (ii) $390.0 million floorplan line of credit and $110.0 million working capital line of credit under its credit agreement with a syndicate of banks (“Bank Syndicate Agreement”), and (iii) $67.5 million credit facility with DLL Finance LLC (“DLL Finance”).
The Company's outstanding balances of floorplan lines of credit as of April 30, 2026 and January 31, 2026, consisted of the following:

	April 30, 2026	January 31, 2026
	(in thousands)
CNH	$446,726	$448,942
Bank Syndicate Agreement floorplan loan	69,011	25,545
DLL Finance	28,352	32,280
Other outstanding balances with manufacturers and non-manufacturers	44,903	46,987
	$588,992	$553,754
As of April 30, 2026, the interest-bearing floorplan payables carried a variable interest rate with a range of 3.52% to 8.50% compared to a range of 3.83% to 8.50% as of January 31, 2026. The Company had non-interest-bearing floorplan payables of $332.4 million and $266.8 million, as of April 30, 2026 and January 31, 2026, respectively.
NOTE 9 - LONG TERM DEBT
The following is a summary of the Company's long-term debt as of April 30, 2026 and January 31, 2026:

Description	Maturity Dates	Interest Rates	April 30, 2026	January 31, 2026
			(in thousands)
Mortgage loans, secured	Various through May 2039	2.1% to 7.5%	$139,959	$142,356
Sale-leaseback financing obligations	December 2028 to December 2030	6.1% to 6.2%	9,498	9,561
Vehicle loans, secured	Various through May 2031	2.1% to 7.6%	23,944	25,290
Other	October 2026 to September 2028	5.8% to 6.7%	3,214	2,768
Total debt			176,615	179,975
Less: current maturities			(26,112)	(21,410)
Long-term debt			$150,503	$158,565

NOTE 10 - DERIVATIVE INSTRUMENTS
The Company holds derivative instruments for the purpose of minimizing exposure to fluctuations in foreign currency exchange rates to which the Company is exposed in the normal course of its operations.
From time to time, the Company uses foreign currency forward contracts to hedge the effects of fluctuations in exchange rates on outstanding intercompany loans. The Company does not formally designate and document such derivative instruments as hedging instruments; however, the instruments are an effective economic hedge of the underlying foreign currency exposure. Both the gain or loss on the derivative instrument and the offsetting gain or loss on the underlying intercompany loan are recognized in earnings immediately, thereby eliminating or reducing the impact of foreign currency exchange rate fluctuations on net income. The Company's foreign currency forward contracts generally have one-month to three-month maturities. The notional value of outstanding foreign currency contracts was $34.4 million and $29.6 million as of April 30, 2026 and January 31, 2026, respectively.
As of April 30, 2026 and January 31, 2026, the fair value of the Company's outstanding derivative instruments was not material. Derivative instruments recognized as assets are recorded in Prepaid expenses and other in the Condensed Consolidated Balance Sheets, and derivative instruments recognized as liabilities are recorded in Accrued expenses and other in the Condensed Consolidated Balance Sheets.
The following table sets forth the gains and losses recognized in income from the Company’s derivative instruments for the three months ended April 30, 2026 and 2025. Gains and losses are recognized in Interest and other income (expense) in the Condensed Consolidated Statements of Operations:

	Three Months Ended April 30,
	2026	2025
	(in thousands)
Foreign currency contract (loss) gain	$(943)	$(2,046)
NOTE 11 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following is a summary of the changes in accumulated other comprehensive income (loss), by component, for the three month periods ended April 30, 2026 and 2025:

	Foreign Currency Translation Adjustment	Net Investment Hedging Gain	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, January 31, 2026	$3,542	$2,711	$6,253
Other comprehensive loss	(547)	—	(547)
Balance, April 30, 2026	2,995	2,711	5,706

	Foreign Currency Translation Adjustment	Net Investment Hedging Gain	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, January 31, 2025	$(11,045)	$2,711	$(8,334)
Other comprehensive income	3,661	—	3,661
Balance, April 30, 2025	(7,384)	2,711	(4,673)
NOTE 12 - LEASES
As Lessor
Revenue generated from leasing activities is disclosed, by segment, in Note 3, Revenue. The following is the balance of our dedicated rental fleet assets, included in Property and equipment, net of accumulated depreciation in the Condensed Consolidated Balance Sheets, of our Construction segment as of April 30, 2026 and January 31, 2026:

	April 30, 2026	January 31, 2026
	(in thousands)
Rental fleet equipment	$74,980	$70,694
Less accumulated depreciation	(24,295)	(25,020)
	$50,685	$45,674

NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS
As of April 30, 2026, the fair value of the Company's foreign currency contracts, which are either assets or liabilities measured at fair value on a recurring basis, was not material. These foreign currency contracts were valued using a discounted cash flow analysis, which is an income approach, utilizing readily observable market data as inputs, which is classified as a Level 2 fair value measurement.
The Company also has financial instruments that are not recorded at fair value in the Condensed Consolidated Balance Sheets, including cash, receivables, payables and long-term debt. The carrying amounts of these financial instruments approximated their fair values as of April 30, 2026 and January 31, 2026. The fair value of these financial instruments was estimated based on Level 2 fair value inputs. The estimated fair value of the Company's Level 2 long-term debt, which is provided for disclosure purposes only, is as follows:

	April 30, 2026	January 31, 2026
	(in thousands)
Carrying amount	$167,117	$170,414
Fair value	$154,484	$157,764
NOTE 14 - INCOME TAXES
The effective tax rate was 1.1% and 23.6% for the three months ended April 30, 2026 and 2025, respectively. The effective tax rate is subject to variation due to impact of several items, mainly the mix of domestic and foreign income and the impact of the recognition of valuation allowance on our domestic and foreign deferred tax assets. In the three months ended April 30, 2026, the Company recorded a valuation allowance of $0.7 million on the Company's Australian subsidiary due to the presence of historical losses and the Company’s expected future sources of taxable income.
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
These acquisitions are not considered material to the overall consolidated financial statements during the year ended January 31, 2026 and have been included in the Condensed Consolidated Financial Statements from the date of the acquisitions.
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
The Company has been named a co-defendant in a court case filed in Colorado district court, arising out of an accident that occurred during the transportation of a piece of Company owned equipment by an independent third-party contractor motor carrier. A reasonable estimate of the possible loss or range of loss cannot be made at this time. Management believes the range of reasonable possible losses, net of insurance recoveries, will not have a material effect on our results of operations or financial condition.
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
Net sales and long-lived assets by geographic area were as follows:

	Revenue
	Three Months Ended April 30,
	2026	2025
	(in thousands)
United States	$411,681	$456,515
Australia	50,265	43,963
Other international countries	60,435	93,858
	$522,381	$594,336

	Long-lived assets
	April 30, 2026	January 31, 2026
	(in thousands)
United States	$367,135	$365,986
Australia	28,277	27,833
Other international countries	15,530	14,965
	$410,942	$408,784

Certain financial information for each of the Company's business segments is set forth below.

	Three Months Ended April 30, 2026
	(in thousands)
	Agriculture	Construction	Europe	Australia	Total
Revenue
Equipment	$241,161	$39,140	$43,883	$40,470	$364,654
Parts	69,461	13,011	14,009	7,272	103,753
Service	32,323	6,983	2,045	2,417	43,768
Rental and other	1,273	8,329	498	106	10,206
	$344,218	$67,463	$60,435	$50,265	$522,381
Cost of Revenue
Equipment	$226,582	$34,326	$38,618	$36,631
Parts	47,288	9,249	10,656	5,198
Service	12,839	2,433	1,158	867
Rental and other	1,321	5,458	285	189
Operating expense	57,470	14,215	10,498	8,218
Impairment charge (1)	—	—	502	—
Floorplan interest expense	2,828	961	212	423
Other segment expense (income), net (2)	2,071	1,433	(561)	520
Segment loss before taxes	$(6,181)	$(612)	$(933)	$(1,781)	$(9,507)
Shared resources unallocated expense					(2,968)
Loss before taxes					$(12,475)

Depreciation and amortization	$4,166	$2,357	$889	$933
Capital expenditures	$1,061	$136	$450	$282	$1,929
Shared Resources Capital expenditures (3)					615
Total Capital expenditures					$2,544
(1) Impairment charge related to long-lived assets.
(2) Balance consists of other interest income (expense) and foreign currency.
(3) Shared Resources balance includes construction in process activity for Agriculture and Construction.

	Three Months Ended April 30, 2025
	(in thousands)
	Agriculture	Construction	Europe	Australia	Total
Revenue
Equipment	$277,765	$46,684	$77,278	$35,113	$436,840
Parts	73,033	12,683	13,372	6,541	105,629
Service	32,419	6,790	2,625	2,183	44,017
Rental and other	1,169	5,972	583	126	7,850
	$384,386	$72,129	$93,858	$43,963	$594,336
Cost of Revenue
Equipment	$268,602	$43,040	$64,630	$31,078
Parts	49,287	9,195	10,117	4,481
Service	12,119	2,269	1,467	754
Rental and other	1,497	4,247	360	258
Operating expense	59,548	15,157	11,208	7,115
Impairment charge (1)	266	—	—	—
Floorplan interest expense	3,865	1,186	764	569
Other segment expense (income), net (2)	1,979	1,215	602	269
Segment (loss) income before taxes	$(12,777)	$(4,180)	$4,710	$(561)	$(12,808)
Shared resources unallocated expense					(4,474)
Loss before taxes					$(17,282)

Depreciation and amortization	$4,270	$2,243	$831	$829
Capital expenditures	$2,236	$867	$602	$374	$4,079
Shared Resources Capital expenditures (3)					3,909
Total Capital expenditures					$7,988
(1) Impairment charge related to long-lived assets.
(2) Balance consists of other interest income (expense) and foreign currency.
(3) Shared Resources balance includes construction in process activity for Agriculture and Construction.

	Total Assets
	April 30, 2026	January 31, 2026
	(in thousands)
Agriculture	$884,295	$916,988
Construction	257,530	229,079
Europe	207,932	214,823
Australia	217,671	227,659
Shared Resources Assets (1)	$47,346	$28,379
	$1,614,774	$1,616,928
(1) Agriculture and Construction cash balances are held at Shared Resources.

NOTE 18 - GERMANY LIQUIDATION AND REALIGNMENT COSTS
In November 2025, to better align the Company's cost structure and business in certain markets, the Company signed definitive agreements to divest its CNH distribution rights in Germany through two separate asset sale transactions with the existing New Holland dealers in the region. These transactions support CNH’s dual-brand strategy and align with the Company’s ongoing focus to enhance returns on invested capital.
A reconciliation of the beginning and ending exit cost liability balance, which is included in Accrued expenses and other in the Condensed Consolidated Balance Sheets, is as follows:

Amount
(in thousands)
Balance, January 31, 2026	$1,741
Exit costs incurred and charged to expense
Employee termination benefits paid	(1,087)
Balance, April 30, 2026	$654

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim unaudited Condensed Consolidated Financial Statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026.
Overview
We own and operate a network of full-service agricultural and construction equipment stores in the United States, Australia, and Europe. Based upon information provided to us by CNH, we are the largest retail dealer of CaseIH Agriculture equipment in the world, one of the largest retail dealers of Case Construction equipment in North America and one of the largest retail dealers of New Holland Agriculture and New Holland Construction equipment in the United States. We operate our business through four reportable segments: Agriculture, Construction, Europe and Australia. Within each segment, we have four principal sources of revenue: new and used equipment sales, parts sales, service, and equipment rental and other activities.
Demand for agricultural equipment and, to a lesser extent, parts and service support, is impacted by agricultural commodity prices and net farm income. Based on the February 2026 U.S. Department of Agriculture ("USDA") publications, the most recent estimate of farm cash receipts for calendar year 2025 is estimated to increase 3.0% compared with calendar year 2024. The USDA projects farm cash receipts for calendar year 2026 to decrease 2.7%, as compared to the estimated results for calendar year 2025.
The U.S. federal government has imposed significant tariffs on imports from a broad range of countries. In response, some countries have enacted or are expected to enact retaliatory tariffs on U.S. exports. Although the overall impact of these trade measures remains uncertain, we recognize the possibility of increases in the wholesale prices that we pay for our equipment and parts inventory. Higher wholesale prices could compress our margins if we are unable to fully pass on these cost increases to our retail customers. Additionally, retaliatory tariffs may negatively affect U.S. agricultural exports, which could have downstream effects on our core customer base in the farming sector. Some analysts have also cautioned that prolonged disruptions to global trade could increase the risk of broader macroeconomic challenges, including the possibility of a recession.
For the first quarter of fiscal 2027, our net loss was $12.6 million, or a loss of $0.55 per diluted share, compared to a fiscal 2026 first quarter net loss of $13.2 million, or a loss of $0.58 per diluted share. Significant factors impacting the quarterly comparisons were:
•Revenue in the first quarter of fiscal 2027 decreased by 12.1% compared to the first quarter of fiscal 2026. The revenue decrease was led by softening of demand for equipment purchases due to a decline in farmer profitability over the past few years, which is expected to remain challenged in 2026.
•Gross profit margin increased to 17.1% for the first quarter of fiscal 2027, as compared to 15.3% for the first quarter of fiscal 2026. The increase was primarily related to an equipment gross profit margin increase from 6.8% in the first quarter of fiscal 2026 to 7.8% in the first quarter of fiscal 2027 and a change in sales mix, with a greater proportion of revenue earned from our higher margin parts and service business during the first quarter of fiscal 2027 as compared to same period last year.
•Floorplan interest expense decreased by $3.0 million in the first quarter of fiscal 2027 as compared to the same period in fiscal 2026. The decrease is primarily due to lower inventory levels subject to interest.

Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended January 31, 2026. There have been no changes in our critical accounting policies and estimates since January 31, 2026.
Key Financial Metrics
In addition to tracking our sales and expenses to evaluate our operational performance, we also monitor the following key financial metrics. The results of some of these metrics are discussed further throughout this Item 2.
Absorption
Absorption is an industry term that refers to the percentage of an equipment dealer's operating expense covered by the combined gross profit from parts, service and rental fleet activity. We calculate absorption by dividing our gross profit from sales of parts, service and rental fleet by our operating expenses, less commission expense on equipment sales and incentive expense, plus interest expense on rental fleet debt. This calculation of absorption does not include floorplan interest expense. We believe that absorption is an important management metric because during economic down cycles our customers tend to postpone new and used equipment purchases while continuing to run, maintain and repair their existing equipment. Thus, operating at a high absorption rate enables us to operate profitably throughout economic down cycles.
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

Results of Operations
The results presented below include the operating results of each acquisition made during these periods, from the date of acquisition, as well as the operating results of any stores closed or divested during these periods, up to the date of the store closure. The period-to-period comparisons included below are not necessarily indicative of future results. Segment information is provided later in the discussion and analysis of our results of operations. Additional information regarding our segments is included in Note 17, Business Segment and Geographic Information, to our Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Comparative financial data for each of our four sources of revenue are expressed below.

	Three Months Ended April 30,
	2026	2025
	(dollars in thousands)
Equipment
Revenue	$364,654	$436,840
Cost of revenue	336,157	407,349
Gross profit	$28,497	$29,491
Gross profit margin	7.8%	6.8%
Parts
Revenue	$103,753	$105,629
Cost of revenue	72,391	73,080
Gross profit	$31,362	$32,549
Gross profit margin	30.2%	30.8%
Service
Revenue	$43,768	$44,017
Cost of revenue	17,297	16,609
Gross profit	$26,471	$27,408
Gross profit margin	60.5%	62.3%
Rental and other
Revenue	$10,206	$7,850
Cost of revenue	7,253	6,363
Gross profit	$2,953	$1,487
Gross profit margin	28.9%	18.9%

The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended April 30,
	2026	2025
Revenue
Equipment	69.8%	73.5%
Parts	19.9%	17.8%
Service	8.4%	7.4%
Rental and other	1.9%	1.3%
Total Revenue	100.0%	100.0%
Total Cost of Revenue	82.9%	84.7%
Gross Profit Margin	17.1%	15.3%
Operating Expenses	18.1%	16.2%
Impairment of Intangible and Long-Lived Assets	0.1%	—%
Loss from Operations	(1.1)%	(1.0)%
Other Expense	(1.3)%	(1.9)%
Loss Before Income Taxes	(2.4)%	(2.9)%
Provision (Benefit) for Income Taxes	—%	(0.7)%
Net Loss	(2.4)%	(2.2)%
Three Months Ended April 30, 2026 Compared to Three Months Ended April 30, 2025
Consolidated Results
Revenue

	Three Months Ended April 30,		Increase/	Percent
	2026	2025	(Decrease)	Change
	(dollars in thousands)
Equipment	$364,654	$436,840	$(72,186)	(16.5)%
Parts	103,753	105,629	(1,876)	(1.8)%
Service	43,768	44,017	(249)	(0.6)%
Rental and other	10,206	7,850	2,356	30.0%
Total Revenue	$522,381	$594,336	$(71,955)	(12.1)%
Total revenue for the first quarter of fiscal 2027 decreased by 12.1%, or $72.0 million, compared to the same period last year. The decrease was primarily attributable to challenging industry conditions, including sustained lower agricultural commodity prices and projected total crop receipts, which negatively impacted customer sentiment.

	Three Months Ended April 30,		Increase/	Percent
	2026	2025	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$28,497	$29,491	$(994)	(3.4)%
Parts	31,362	32,549	(1,187)	(3.6)%
Service	26,471	27,408	(937)	(3.4)%
Rental and other	2,953	1,487	1,466	98.6%
Total Gross Profit	$89,283	$90,935	$(1,652)	(1.8)%
Gross Profit Margin
Equipment	7.8%	6.8%	1.0%	14.7%
Parts	30.2%	30.8%	(0.6)%	(1.9)%
Service	60.5%	62.3%	(1.8)%	(2.9)%
Rental and other	28.9%	18.9%	10.0%	52.9%
Total Gross Profit Margin	17.1%	15.3%	1.8%	11.8%
Gross Profit Mix
Equipment	31.9%	32.4%	(0.5)%	(1.5)%
Parts	35.1%	35.8%	(0.7)%	(2.0)%
Service	29.6%	30.1%	(0.5)%	(1.7)%
Rental and other	3.4%	1.7%	1.7%	100.0%
Total Gross Profit Mix	100.0%	100.0%
Gross profit for the first quarter of fiscal 2027 decreased 1.8%, or $1.7 million, compared to the same period last year. Gross profit margin increased to 17.1% in the current quarter compared to 15.3% in the prior year quarter. The increase in gross profit margin was primarily related to an equipment gross profit margin increase from 6.8% in the first quarter of fiscal 2026 to 7.8% in the first quarter of fiscal 2027 and a change in sales mix, with a greater proportion of revenue earned from higher margin parts and service business during the first quarter of fiscal 2027 as compared to the same period last year.
Our Company-wide absorption rate was 74.0% for the first quarter of fiscal 2027 compared to 75.5% during the same period last year. The decrease in our absorption rate was primarily due to lower gross profit in the first quarter of fiscal 2027 compared to the same period last year.
Operating Expenses

	Three Months Ended April 30,		Increase/	Percent
	2026	2025	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$94,382	$96,404	$(2,022)	(2.1)%
Operating Expenses as a Percentage of Revenue	18.1%	16.2%	1.9%	11.7%
Our operating expenses in the first quarter of fiscal 2027 decreased 2.1% as compared to the same period last year. Operating expenses as a percentage of revenue increased to 18.1% in the first quarter of fiscal 2027 from 16.2% in the first quarter of fiscal 2026. The increase in operating expenses as a percentage of total revenue was due to lower revenue primarily related to the challenging agricultural industry conditions.

Impairment Charges

	Three Months Ended April 30,		Increase/	Percent
	2026	2025	(Decrease)	Change
	(dollars in thousands)
Impairment of Intangible and Long-Lived Assets	$502	$266	$236	88.7%
*n/m - not meaningful
In the first quarter of fiscal 2027, we recognized $0.5 million in impairment expense related to long-lived assets in our Europe segment.
In the first quarter of fiscal 2026, we recognized $0.3 million in impairment expense related to long-lived assets in our Agriculture segment.
Other Income (Expense)

	Three Months Ended April 30,		Increase/	Percent
	2026	2025	(Decrease)	Change
	(dollars in thousands)
Interest and other income (expense)	$1,302	$(488)	$1,790	n/m
Floorplan interest expense	$(3,553)	$(6,526)	$(2,973)	(45.6)%
Other interest expense	$(4,623)	$(4,533)	$90	2.0%
*n/m - not meaningful
Interest and other income (expense) for the first quarter of fiscal 2027 increased by approximately $1.8 million as compared to the same period last year, primarily due to foreign currency fluctuations in the quarter.
Floorplan interest expense decreased in the first quarter of fiscal 2027 compared to the same period last year due to lower inventory levels subject to interest.
Provision (Benefit) for Income Taxes

	Three Months Ended April 30,		Increase/	Percent
	2026	2025	(Decrease)	Change
	(dollars in thousands)
Provision (Benefit) for Income Taxes	$141	$(4,078)	$4,219	(103.5)%
*n/m - not meaningful
Our effective tax rate was 1.1% and 23.6% for the three months ended April 30, 2026 and 2025, respectively. The effective tax rate is subject to variation due to the impact of several items, mainly the mix of domestic and foreign income and the impact of the recognition of valuation allowance on our domestic and foreign deferred tax assets. In the three months ended April 30, 2026, we recorded a valuation allowance of $0.7 million on our Australian subsidiary due to the presence of historical losses and the Company’s expected future sources of taxable income.

Segment Results
Certain financial information for our Agriculture, Construction, Europe and Australia business segments is presented below. “Shared Resources” in the table below refers to the various unallocated income/(expense) items that we have retained at the general corporate level. Revenue between segments is immaterial.

	Three Months Ended April 30,		Increase/	Percent
	2026	2025	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$344,218	$384,386	$(40,168)	(10.4)%
Construction	67,463	72,129	(4,666)	(6.5)%
Europe	60,435	93,858	(33,423)	(35.6)%
Australia	50,265	43,963	6,302	14.3%
Total	$522,381	$594,336	$(71,955)	(12.1)%

(Loss) Income Before Income Taxes
Agriculture	$(6,181)	$(12,777)	$6,596	51.6%
Construction	(612)	(4,180)	3,568	85.4%
Europe	(933)	4,710	(5,643)	n/m
Australia	(1,781)	(561)	(1,220)	n/m
Segment Loss Before Income Taxes	(9,507)	(12,808)	3,301	25.8%
Shared Resources	(2,968)	(4,474)	1,506	33.7%
Total	$(12,475)	$(17,282)	$4,807	27.8%
*n/m - not meaningful
Agriculture
Agriculture segment revenue for the first quarter of fiscal 2027 decreased 10.4% compared to the same period last year. This decrease in revenue was primarily due to a decrease in equipment revenue resulting from challenging industry conditions, such as sustained lower agricultural commodity prices and total crop receipts, which continue to negatively impact customer sentiment. Changes in actual or anticipated crop receipts and farmer profitability generally have a direct correlation with the retail demand for equipment.
Agriculture segment loss before income taxes for the first quarter of fiscal 2027 was $6.2 million compared to $12.8 million for the first quarter of fiscal 2026. The improvement in segment results was driven by an improved inventory position, which helped to generate higher equipment gross profit margins as well as a decrease in floorplan interest expense.
Construction
Construction segment revenue for the first quarter of fiscal 2027 decreased 6.5% compared to the same period last year. The decrease in revenue was primarily driven by the timing of equipment deliveries.
Our Construction segment loss before income taxes was $0.6 million for the first quarter of fiscal 2027 compared to $4.2 million in the first quarter of fiscal 2026. The improvement in segment results was driven by an improved inventory position, which helped to generate higher equipment gross profit margins as well as a decrease in floorplan interest expense. The dollar utilization of our rental fleet increased from 20.1% in the first quarter of fiscal 2026 to 23.5% in the first quarter of fiscal 2027.
Europe
Europe segment revenue for the first quarter of fiscal 2027 decreased 35.6% compared to the same period last year. The decrease in revenue was primarily due to lower equipment demand compared to prior year period, which had been driven by a strong response to European Union stimulus programs in Romania.
Our Europe segment loss before income taxes was $0.9 million for the first quarter of fiscal 2027 compared to income before income taxes of $4.7 million in the first quarter of fiscal 2026. The decrease in segment results was primarily the result of a decrease in equipment sales.

Australia
Australia segment revenue for the first quarter of fiscal 2027 increased 14.3% compared to the same period last year. The current year results include additional revenue related to the acquisition of Bellevue Machinery, completed in October 2025.
Our Australia segment loss before income taxes was $1.8 million for the first quarter of fiscal 2027 compared to $0.6 million in the first quarter of fiscal 2026. The decrease in segment results was primarily the result of softer equipment margins compared to same period last year.
Shared Resources/Eliminations
We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate most of these net expenses to our segments. Since these allocations are set early in the year, unallocated balances may occur. Shared Resources loss before income taxes was $3.0 million for the first quarter of fiscal 2027 compared to $4.5 million for the same period last year.
Liquidity and Capital Resources
Sources of Liquidity
Our primary sources of liquidity are cash reserves, cash generated from operations, and borrowings under our floorplan and other credit facilities. We expect these sources of liquidity to be sufficient to fund our working capital requirements, acquisitions, capital expenditures and other investments in our business, service our debt, pay our tax and lease obligations and other commitments and contingencies, and meet any seasonal operating requirements for the foreseeable future. However, our borrowing capacity under our floorplan and other credit facilities is dependent on compliance with various covenants as further described in Item 1A, “Risk Factors,” and Note 8, Floorplan Payable/Lines of Credit, to our Consolidated Financial Statements contained in our Annual Report on Form 10-K for fiscal 2026.
Floorplan and Working Capital Payable Credit Facilities and Equipment Inventory
As of April 30, 2026, the Company had floorplan payable lines of credit for equipment purchases totaling $1.5 billion, which is primarily comprised of a $875.0 million credit facility with CNH, a $390.0 million floorplan payable line and a $110.0 million working capital line of credit under the Bank Syndicate Agreement, and a $67.5 million credit facility with DLL Finance.
Our equipment inventory turnover was 1.9 and 1.7 times for the rolling 12 month period ended April 30, 2026 and April 30, 2025, respectively. Our equity in equipment inventory, which reflects the portion of our equipment inventory balance that is not financed by floorplan payables, decreased to 24.0% as of April 30, 2026 from 31.9% as of January 31, 2026.
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
During fiscal year 2027, letters were received from CNH Capital America LLC (“CNH Capital”) and DLL Finance to waive the Consolidated Fixed Charge Coverage Ratio covenants in the separate credit agreements with CNH Capital and DLL Finance in each case for the reporting periods between February 1, 2026 to January 31, 2027. Notwithstanding these waivers, as of April 30, 2026, we were in compliance with the financial covenants under our CNH Industrial and DLL Finance credit agreements and we were also not subject to the fixed charge coverage ratio covenant under the Bank Syndicate Agreement as our adjusted excess availability plus eligible cash collateral (as defined therein) was not less than 15% of the lesser of (i) aggregate borrowing base and (ii) maximum credit amount as of April 30, 2026. The financial covenants also require us to maintain an adjusted debt to tangible net worth ratio of 3.5:1.00, which is measured on a quarterly basis.
While not expected to occur, if operating results were to create the likelihood of a future covenant violation, we would continue to work with our lenders on an appropriate modification or amendment to our financing arrangements.
Cash Flow
Cash Flow Provided by (Used for) Operating Activities
Net cash used for operating activities was $23.1 million for the first three months of fiscal 2027, compared to net cash provided by operating activities of $6.2 million for the three months ended April 30, 2025. The change in cash from operating activities was primarily attributable to timing of inventory receipts and changing mix in floorplan financing, which was partially offset by receivable collections compared to the prior year period.

Cash Flow Provided by (Used for) Investing Activities
Net cash provided by investing activities was $1.1 million for the first three months of fiscal 2027, compared to net cash used for investing activities of $5.2 million for the first three months of fiscal 2026. The change in net cash used for investing activities was primarily attributable to the reduced purchases of property and equipment and proceeds from business divestiture received during the first quarter of fiscal 2027.
Cash Flow Provided by (Used for) Financing Activities
Net cash provided by financing activities was $23.4 million for the first three months of fiscal 2027 compared to net cash used for financing activities of $15.8 million for the first three months of fiscal 2026. The change in cash from financing activities was primarily driven by lower non-manufacturer floorplan payables during the first three months of fiscal 2027.
Information Concerning Off-Balance Sheet Arrangements
As of April 30, 2026, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Therefore, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Forward-looking statements are contained in this Quarterly Report on Form 10-Q, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026, and in other materials filed by the Company with the SEC (and included in oral statements or other written statements made by the Company).
Forward-looking statements are statements based on future expectations and specifically may include, among other things, the impact of farm income levels on customer demand for agricultural equipment and services, the general market conditions of the agricultural and construction industries, equipment inventory levels and our ability to manage inventory down to target levels and the effects of these actions on future results, and our primary liquidity sources being sufficient to meet future business needs for the foreseeable future, and the adequacy of our capital resources to provide for our liquidity needs for the next 12 months. Any statements that are not based upon historical facts, including the outcome of events that have not yet occurred and our expectations for future performance, are forward-looking statements. The words “potential,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” “plan,” “anticipate,” and similar words and expressions are intended to identify forward-looking statements. These statements are based upon the current beliefs and expectations of our management. These forward-looking statements involve important risks and uncertainties that could significantly affect anticipated results or outcomes in the future and, accordingly, actual results or outcomes may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, our ability to reduce inventory levels and improve profitability, the impact of the Russia-Ukraine conflict on our Ukrainian operations, the impact of those conditions and obligations imposed on us under the CaseIH dealer agreements entered into in connection with our acquisition of the Heartland companies' commercial application equipment business, our substantial dependence on CNH, including CNH's ability to design, manufacture and allocate inventory to our stores in quantities necessary to satisfy our customers' demands, disruptions of supply chains and associated impacts on the Company's supply vendors and their ability to provide the Company with sufficient and timely inventory to meet customer demand, adverse market conditions in the agricultural and construction equipment industries, and those matters identified and discussed under the section titled “Risk Factors” in our Annual Report on Form 10-K for fiscal 2026. In addition to those matters, there may exist additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that may materially adversely affect our business, financial condition or results of operations and may cause results to differ materially from those contained in any forward-looking statement. Other than as required by applicable law, we disclaim any obligation to update such risks and uncertainties or to publicly announce results of revisions to any of the forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect future events or developments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates.
Interest Rate Risk
Exposure to changes in interest rates results from borrowing activities used to fund operations. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. We have both fixed and floating rate financing. Some of our floating rate credit facilities contain minimum rates of interest to be charged. Based upon our interest-bearing balances and interest rates as of April 30, 2026, holding other variables constant, a one percentage point change in interest rates for the next 12-month period would have a positive or negative impact to the pre-tax earnings and cash flow by approximately $2.6 million. At April 30, 2026, we had floorplan payables of $589.0 million, of which approximately $256.6 million was variable-rate and $332.4 million was non-interest bearing. In addition, at April 30, 2026, we had total long-term debt, including finance lease obligations, of $218.4 million, primarily all of which was fixed rate debt.
Foreign Currency Exchange Rate Risk
Our foreign currency exposures arise as the result of our foreign operations. We are exposed to transactional foreign currency exchange rate risk through our foreign entities’ holding assets and liabilities denominated in currencies other than their functional currency. In addition, the Company is exposed to foreign currency transaction risk as a result of certain intercompany financing transactions. The Company attempts to manage its transactional foreign currency exchange rate risk through the use of derivative financial instruments, primarily foreign exchange forward contracts, or through natural hedging instruments. Based upon balances and exchange rates as of April 30, 2026, holding other variables constant, we believe that a hypothetical 10% increase or decrease in all applicable foreign exchange rates would not have a material impact on our results of operations or cash flows. As of April 30, 2026, our Ukrainian subsidiary had $1.4 million of net monetary assets denominated in Ukrainian hryvnia (“UAH”). We have attempted to minimize our net monetary asset position in Ukraine through reducing overall asset levels in Ukraine and at times through borrowing in UAH which serves as a natural hedging instrument offsetting our net UAH denominated assets. Many of the currency and payment controls the National Bank of Ukraine imposed in February 2022, have been relaxed, making it more practicable to manage our UAH exposure. However, the continuation of the Russia/Ukraine conflict could lead to more significant UAH devaluations or more stringent payment controls in the future. The inability to fully manage our net monetary asset position and continued UAH devaluations for an extended period of time, could have a significant adverse impact on our results of operations and cash flows.
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
ITEM 1A.             RISK FACTORS
In addition to the other information set forth in this Quarterly Report, including the important information in “Forward-Looking Statements,” you should carefully consider the information provided under “Risk Factors” and “Information Regarding Forward-Looking Statements” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026, as filed with the SEC on March 31, 2026.
ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Under our equity incentive plan, participants may satisfy the statutory minimum federal, state and local withholding tax obligation arising in connection with plan awards by electing to have the Company withhold shares of common stock otherwise issuable under the award.
The Company repurchased a total of 55,438 shares of its common stock for $1.0 million to cover the income tax obligation on vested shares of restricted stock issued as employee equity awards during the three months ended April 30, 2026.
ITEM 3.                DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.                MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.                OTHER INFORMATION
(c) During the fiscal quarter ended April 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6.                EXHIBITS
Exhibits - See “Exhibit Index” on page immediately prior to signatures.

EXHIBIT INDEX
TITAN MACHINERY INC.
FORM 10-Q

No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended April 30, 2026, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.
**Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	June 9, 2026
TITAN MACHINERY INC.

		By	/s/ Robert Larsen
Robert Larsen
Chief Financial Officer
(Principal Financial Officer)