Form 10-Q
period 2026-07-31
Titan Machinery Inc.
filed 2026-09-03
CIK 1409171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2026
OR

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

As of August 31, 2026, 23,532,897 shares of Common Stock, $0.00001 par value, of the registrant were outstanding.

TITAN MACHINERY INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	July 31, 2026	January 31, 2026

Assets
Current Assets
Cash	$29,508	$28,164
Receivables, net of allowance for expected credit losses	113,173	127,031
Inventories, net	931,502	903,085
Prepaid expenses and other	26,463	31,700
Total current assets	1,100,646	1,089,980
Noncurrent Assets
Property and equipment, net of accumulated depreciation	360,174	360,983
Operating lease assets	47,664	47,197
Deferred income taxes	988	1,327
Goodwill	67,161	65,583
Intangible assets, net of accumulated amortization	51,322	51,233
Other	593	625
Total noncurrent assets	527,902	526,948
Total Assets	$1,628,548	$1,616,928

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$41,046	$35,156
Floorplan payable	623,567	553,754
Current maturities of long-term debt	25,887	21,410
Current operating lease liabilities	4,029	4,084
Deferred revenue	38,656	82,311
Accrued expenses and other	84,510	75,248
Total current liabilities	817,695	771,963
Long-Term Liabilities
Long-term debt, less current maturities	147,489	158,565
Operating lease liabilities	46,659	46,050
Finance lease liabilities	36,754	42,140
Deferred income taxes	10,957	10,151
Other long-term liabilities	11,174	8,761
Total long-term liabilities	253,033	265,667
Commitments and Contingencies
Stockholders' Equity
Common stock, par value $.00001 per share, 45,000,000 shares authorized; 23,535,950 shares issued and outstanding at July 31, 2026; 23,363,865 shares issued and outstanding at January 31, 2026	—	—
Additional paid-in-capital	268,594	266,905
Retained earnings	284,374	306,140
Accumulated other comprehensive income	4,852	6,253
Total stockholders' equity	557,820	579,298
Total Liabilities and Stockholders' Equity	$1,628,548	$1,616,928
 See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Revenue
Equipment	$328,499	$376,262	$693,153	$813,102
Parts	106,612	109,222	210,364	214,851
Service	46,442	48,800	90,210	92,817
Rental and other	14,831	12,142	25,038	19,993
Total Revenue	496,384	546,426	1,018,765	1,140,763
Cost of Revenue
Equipment	300,503	351,406	636,660	758,755
Parts	74,287	74,573	146,678	147,653
Service	18,311	17,480	35,608	34,089
Rental and other	10,886	9,321	18,139	15,686
Total Cost of Revenue	403,987	452,780	837,085	956,183
Gross Profit	92,397	93,646	181,680	184,580
Operating Expenses	94,076	92,661	188,459	189,065
Impairment of Intangible and Long-Lived Assets	592	323	1,094	589
(Loss) Income from Operations	(2,271)	662	(7,873)	(5,074)
Other Income (Expense)
Interest and other income (expense)	1,171	2,638	2,473	2,149
Floorplan interest expense	(3,664)	(6,812)	(7,216)	(13,338)
Other interest expense	(4,392)	(4,724)	(9,015)	(9,256)
Loss Before Income Taxes	(9,156)	(8,236)	(21,631)	(25,519)
(Benefit) Provision for Income Taxes	(6)	(2,236)	135	(6,315)
Net Loss	$(9,150)	$(6,000)	$(21,766)	$(19,204)

Loss Per Share:
Basic	$(0.40)	$(0.26)	$(0.95)	$(0.85)
Diluted	$(0.40)	$(0.26)	$(0.95)	$(0.85)

Weighted Average Common Shares:
Basic	22,961	22,764	22,906	22,717
Diluted	22,961	22,764	22,906	22,717
 See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Net Loss	$(9,150)	$(6,000)	$(21,766)	$(19,204)
Other Comprehensive (Loss) Income
Foreign currency translation adjustments	(854)	9,511	(1,401)	13,172
Comprehensive (Loss) Income	$(10,004)	$3,511	$(23,167)	$(6,032)
 See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares Outstanding	Amount
Balance at January 31, 2026	23,364	$—	$266,905	$306,140	$6,253	$579,298
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	(55)	—	(959)	—	—	(959)
Stock-based compensation expense	—	—	1,301	—	—	1,301
Net loss	—	—	—	(12,616)	—	(12,616)
Other comprehensive loss	—	—	—	—	(547)	(547)
Balance at April 30, 2026	23,309	$—	$267,247	$293,524	$5,706	$566,477
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	227	—	(8)	—	—	(8)
Stock-based compensation expense	—	—	1,355	—	—	1,355
Net loss	—	—	—	(9,150)	—	(9,150)
Other comprehensive loss	—	—	—	—	(854)	(854)
Balance at July 31, 2026	23,536	$—	$268,594	$284,374	$4,852	$557,820

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares Outstanding	Amount
Balance at January 31, 2025	23,125	$—	$262,097	$360,314	$(8,334)	$614,077
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	(39)	—	(681)	—	—	(681)
Stock-based compensation expense	—	—	1,591	—	—	1,591
Net loss	—	—	—	(13,204)	—	(13,204)
Other comprehensive income	—	—	—	—	3,661	3,661
Balance at April 30, 2025	23,086	$—	$263,007	$347,110	$(4,673)	$605,444
Common stock issued on grant of restricted stock, net of restricted stock forfeitures and restricted stock withheld for employee withholding tax	287	—	(11)	—	—	(11)
Stock-based compensation expense	—	—	1,399	—	—	1,399
Net loss	—	—	—	(6,000)	—	(6,000)
Other comprehensive income	—	—	—	—	9,511	9,511
Balance at July 31, 2025	23,373	$—	$264,395	$341,110	$4,838	$610,343
See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended July 31,
	2026	2025
Operating Activities
Net loss	$(21,766)	$(19,204)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities
Depreciation and amortization	18,487	18,329
Impairment	1,094	589
Deferred income taxes	719	(8,826)
Stock-based compensation expense	2,656	2,990
Noncash interest expense	503	494
Noncash lease expense	2,352	2,583
Other, net	(1,479)	(3,864)
Changes in assets and liabilities, net of effects of acquisitions
Receivables	15,269	(4,199)
Prepaid expenses and other assets	(1,522)	6,304
Inventories	(35,839)	(2,929)
Manufacturer floorplan payable	28,343	100,638
Deferred revenue	(43,934)	(51,417)
Accounts payable, accrued expenses and other and other long-term liabilities	10,054	8,406
Net Cash (Used for) Provided by Operating Activities	(25,063)	49,894
Investing Activities
Property and equipment purchases (excluding rental fleet)	(6,106)	(15,655)
Proceeds from sale of property and equipment	4,298	3,829
Acquisition consideration, net of cash acquired	(3,917)	(13,370)
Proceeds from business divestitures, net	2,030	—
Other, net	—	344
Net Cash Used for Investing Activities	(3,695)	(24,852)
Financing Activities
Net change in non-manufacturer floorplan payable	39,573	(19,633)
Proceeds from long-term debt borrowings	—	1,460
Principal payments on long-term debt and finance leases	(8,172)	(11,077)
Other, net	(968)	(711)
Net Cash Provided by (Used for) Financing Activities	30,433	(29,961)
Effect of Exchange Rate Changes on Cash	(331)	1,696
Net Change in Cash	1,344	(3,223)
Cash at Beginning of Period	28,164	35,898
Cash at End of Period	$29,508	$32,675
Supplemental Disclosures of Cash Flow Information
Cash paid during the period
Income taxes, net of refunds	$(2,599)	$559
Interest	$15,758	$22,023
Supplemental Disclosures of Noncash Investing and Financing Activities
Net change in property and equipment included in long-term debt, leases, accounts payable and accrued liabilities	$503	$(2,341)
Net transfer of assets to property and equipment from inventories	$(10,341)	$336
See Notes to Condensed Consolidated Financial Statements

TITAN MACHINERY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 - BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The quarterly operating results for Titan Machinery Inc. ("we", "us", "our", or the “Company”) are subject to fluctuation due to varying weather patterns and other factors influencing customer profitability, which may impact the timing and amount of equipment purchases, rentals, and after-sales parts and service purchases by the Company’s agriculture, construction and international customers. Therefore, operating results for the six months ended July 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2027. The information contained in the consolidated balance sheet as of January 31, 2026 was derived from the audited consolidated financial statements of the Company for the fiscal year then ended. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026, as filed with the SEC on March 31, 2026.
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
Recently issued accounting pronouncements not yet adopted
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in ASU 2024-03 require public entities to disclose specified information about certain costs and expenses. Additionally, in January 2025, FASB issued ASU 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date to clarify the effective date of ASU 2024-03. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated financial statements.

NOTE 2 - EARNINGS PER SHARE
The following table sets forth the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(in thousands, except per share data)
Numerator:
Net loss	$(9,150)	$(6,000)	$(21,766)	$(19,204)
Allocation to participating securities	—	—	—	—
Net loss attributable to Titan Machinery Inc. common stockholders	$(9,150)	$(6,000)	$(21,766)	$(19,204)
Denominator:
Basic weighted-average common shares outstanding	22,961	22,764	22,906	22,717
Plus: incremental shares from vesting of restricted stock units	—	—	—	—
Diluted weighted-average common shares outstanding	22,961	22,764	22,906	22,717

Loss Per Share:
Basic	$(0.40)	$(0.26)	$(0.95)	$(0.85)
Diluted	$(0.40)	$(0.26)	$(0.95)	$(0.85)

Anti-dilutive shares excluded from diluted weighted-average common shares outstanding:
Restricted stock units	11	15	11	15
NOTE 3 - REVENUE
Revenue is recognized when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration we expect to collect in exchange for those goods or services. Sales, value added and other taxes collected from our customers concurrent with our revenue activities are excluded from revenue.
The following tables present our revenue disaggregated by revenue source and segment:

	Three Months Ended July 31, 2026
	Agriculture	Construction	Europe	Australia	Total
	(in thousands)
Equipment	$203,878	$47,146	$47,617	$29,858	$328,499
Parts	70,674	12,289	15,494	8,155	106,612
Service	33,826	6,855	2,681	3,080	46,442
Other	1,095	509	347	330	2,281
Revenue from contracts with customers	309,473	66,799	66,139	41,423	483,834
Rental	761	11,840	(51)	—	12,550
Total revenue	$310,234	$78,639	$66,088	$41,423	$496,384

	Three Months Ended July 31, 2025
	Agriculture	Construction	Europe	Australia	Total
	(in thousands)
Equipment	$235,657	$42,363	$77,880	$20,362	$376,262
Parts	73,216	13,011	16,070	6,925	109,222
Service	35,156	7,219	3,440	2,985	48,800
Other	1,091	424	525	295	2,335
Revenue from contracts with customers	345,120	63,017	97,915	30,567	536,619
Rental	635	8,970	202	—	9,807
Total revenue	$345,755	$71,987	$98,117	$30,567	$546,426

	Six Months Ended July 31, 2026
	Agriculture	Construction	Europe	Australia	Total
	(in thousands)
Equipment	$445,038	$86,286	$91,500	$70,329	$693,153
Parts	140,136	25,299	29,503	15,426	210,364
Service	66,149	13,840	4,726	5,495	90,210
Other	1,987	816	747	438	3,988
Revenue from contracts with customers	653,310	126,241	126,476	91,688	997,715
Rental	1,142	19,861	47	—	21,050
Total revenue	$654,452	$146,102	$126,523	$91,688	$1,018,765

	Six Months Ended July 31, 2025
	Agriculture	Construction	Europe	Australia	Total
	(in thousands)
Equipment	$513,422	$89,047	$155,158	$55,475	$813,102
Parts	146,249	25,694	29,442	13,466	214,851
Service	67,575	14,009	6,065	5,168	92,817
Other	2,009	719	941	421	4,090
Revenue from contracts with customers	729,255	129,469	191,606	74,530	1,124,860
Rental	886	14,648	369	—	15,903
Total revenue	$730,141	$144,117	$191,975	$74,530	$1,140,763

Unbilled Receivables and Deferred Revenue
Unbilled receivables from contracts with customers amounted to $29.2 million and $24.2 million as of July 31, 2026, and January 31, 2026, respectively. This increase in unbilled receivables is primarily the result of a seasonal increase in the volume of our service transactions in which we recognize revenue as our work is performed and prior to customer invoicing.
Deferred revenue from contracts with customers amounted to $38.4 million and $82.1 million as of July 31, 2026 and January 31, 2026, respectively. Our deferred revenue most often increases in the fourth quarter of each fiscal year due to a higher level of customer down payments or prepayments and longer time periods between customer payment and delivery of the equipment, and the related recognition of equipment revenue, prior to its seasonal use. During the six months ended July 31, 2026, and 2025, the Company recognized $68.4 million and $87.8 million, respectively, of revenue that was included in the deferred revenue balance as of January 31, 2026, and January 31, 2025, respectively. No material amount of revenue was recognized during the six months ended July 31, 2026, or 2025 from performance obligations satisfied in previous periods.

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

	July 31, 2026	January 31, 2026
	(in thousands)
Trade and unbilled receivables from contracts with customers
Trade receivables due from customers	$42,112	$55,078
Unbilled receivables	29,246	24,179
Less allowance for expected credit losses	(2,258)	(2,093)
	69,100	77,164

Short-term receivables due from finance companies	11,003	19,227

Trade and unbilled receivables from rental contracts
Trade receivables	5,420	3,987
Unbilled receivables	1,613	928
Less allowance for expected credit losses	(559)	(545)
	6,474	4,370
Other receivables
Due from manufacturers	11,166	24,312
Other	15,430	1,958
	26,596	26,270
Receivables, net of allowance for expected credit losses	$113,173	$127,031

Following is a summary of allowance for credit losses on trade and unbilled accounts receivable by segment:

	Agriculture	Construction	Europe	Australia	Total
	(in thousands)
Balance at January 31, 2026	$515	$199	$1,277	$102	$2,093
Current expected credit loss provision	90	13	413	33	549
Write-offs charged against allowance	(161)	(48)	(163)	(7)	(379)
Credit loss recoveries collected	14	17	—	—	31
Foreign exchange impact	—	—	(39)	3	(36)
Balance at July 31, 2026	$458	$181	$1,488	$131	$2,258

	Agriculture	Construction	Europe	Australia	Total
	(in thousands)
Balance at January 31, 2025	$605	$209	$1,132	$48	$1,994
Current expected credit loss provision	86	28	257	70	441
Write-offs charged against allowance	(239)	(71)	—	(28)	(338)
Credit loss recoveries collected	24	8	4	—	36
Foreign exchange impact	—	—	139	5	144
Balance at July 31, 2025	$476	$174	$1,532	$95	$2,277
The following table presents impairment losses (recoveries) on receivables arising from sales contracts with customers and receivables arising from rental contracts reflected in Operating Expenses in the Condensed Consolidated Statements of Operations:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(in thousands)
Impairment losses (recoveries) on:
Receivables from sales contracts	$162	$211	$549	$391
Receivables from rental contracts	47	27	17	55
	$209	$238	$566	$446
NOTE 5 - INVENTORIES

	July 31, 2026	January 31, 2026
	(in thousands)
New equipment	$551,922	$489,944
Used equipment	194,945	235,217
Parts and attachments	177,179	173,794
Work in process	7,456	4,130
	$931,502	$903,085

NOTE 6 - PROPERTY AND EQUIPMENT

	July 31, 2026	January 31, 2026
	(in thousands)
Rental fleet equipment	$77,664	$70,694
Machinery and equipment	39,328	38,542
Vehicles	113,120	115,592
Furniture and fixtures	31,155	30,581
Land, buildings, and leasehold improvements	292,761	289,744
	554,028	545,153
Less accumulated depreciation	(193,854)	(184,170)
	$360,174	$360,983
The Company includes depreciation expense related to its rental fleet and its trucking fleet for hauling equipment in Cost of Revenue in the Condensed Consolidated Statements of Operations, which was $2.3 million and $2.2 million for the three months ended July 31, 2026, and 2025, respectively, and $4.2 million and $4.1 million for the six months ended July 31, 2026, and 2025, respectively. All other depreciation expense is included in Operating Expenses in the Condensed Consolidated Statements of Operations, which was $6.0 million and $6.2 million for the three months ended July 31, 2026 and 2025, respectively, and $12.1 million and $12.3 million for the six months ended July 31, 2026, and 2025, respectively.
NOTE 7 - INTANGIBLE ASSETS AND GOODWILL
Finite-Lived Intangible Assets
The Company's finite-lived intangible assets consist of customer relationships and covenants not to compete. The following is a summary of intangible assets with finite lives as of July 31, 2026, and January 31, 2026:

	July 31, 2026			January 31, 2026
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)			(in thousands)
Covenants not to compete	$804	$(619)	$185	$805	$(539)	$266
Customer relationships	12,093	(4,905)	7,188	11,738	(3,922)	7,816
	$12,897	$(5,524)	$7,373	$12,543	$(4,461)	$8,082
Total expense related to the amortization of intangible assets, which is recorded in Operating Expenses in the Condensed Consolidated Statements of Operations, was $0.5 million for both three months ended July 31, 2026, and 2025. Total expense related to the amortization of intangible assets, which is recorded in Operating Expenses in the Condensed Consolidated Statements of Operations, was $1.0 million and $0.9 million for the six months ended July 31, 2026, and 2025, respectively.
Future amortization expense, as of July 31, 2026, is expected to be as follows:
Fiscal Year Ending January 31,

Amount
(in thousands)
2027 (remainder)	$950
2028	1,789
2029	1,702
2030	1,675
2031	1,257
$7,373

Indefinite-Lived Intangible Assets
The Company's indefinite-lived intangible assets consist of distribution rights assets. The following is a summary of the changes in indefinite-lived intangible assets, by segment, for the six months ended July 31, 2026:

	Agriculture	Construction	Australia	Total
	(in thousands)
January 31, 2026	$18,154	$72	$24,925	$43,151
Foreign currency translation	—	—	798	798
July 31, 2026	$18,154	$72	$25,723	$43,949
Goodwill
The following presents changes in the carrying amount of goodwill, by segment, for the six months ended July 31, 2026:

	Agriculture	Australia	Total
	(in thousands)
January 31, 2026	$39,220	$26,363	$65,583
Arising from business combinations	407	—	407
Adjustment to business combinations completed in prior year	—	310	310
Foreign currency translation	—	861	861
July 31, 2026	$39,627	$27,534	$67,161
NOTE 8 - FLOORPLAN PAYABLE/LINES OF CREDIT
As of July 31, 2026, the Company had floorplan and working capital lines of credit totaling $1.5 billion, which is primarily comprised of three floorplan lines of credit: (i) $874.0 million credit facility with CNH Industrial N.V. (“CNH”), (ii) $390.0 million floorplan line of credit and $110.0 million working capital line of credit under its credit agreement with a syndicate of banks (“Bank Syndicate Agreement”), and (iii) $67.5 million credit facility with DLL Finance LLC (“DLL Finance”).
The Company's outstanding balances of floorplan lines of credit as of July 31, 2026 and January 31, 2026, consisted of the following:

	July 31, 2026	January 31, 2026
	(in thousands)
CNH	$469,462	$448,942
Bank Syndicate Agreement floorplan loan	58,884	25,545
DLL Finance	30,155	32,280
Other outstanding balances with manufacturers and non-manufacturers	65,066	46,987
	$623,567	$553,754
As of July 31, 2026, the interest-bearing floorplan payables carried a variable interest rate with a range of 3.80% to 8.50% compared to a range of 3.83% to 8.50% as of January 31, 2026. The Company had non-interest-bearing floorplan payables of $351.7 million and $266.8 million, as of July 31, 2026 and January 31, 2026, respectively.

NOTE 9 - LONG TERM DEBT
The following is a summary of the Company's long-term debt as of July 31, 2026 and January 31, 2026:

Description	Maturity Dates	Interest Rates	July 31, 2026	January 31, 2026
			(in thousands)
Mortgage loans, secured	Various through May 2039	2.3% to 7.5%	$138,531	$142,356
Sale-leaseback financing obligations	December 2028 to December 2030	6.1% to 6.2%	9,434	9,561
Vehicle loans, secured	Various through June 2031	2.1% to 7.6%	22,396	25,290
Other	October 2026 to September 2028	5.8% to 6.7%	3,015	2,768
Total debt			173,376	179,975
Less: current maturities			(25,887)	(21,410)
Long-term debt			$147,489	$158,565

NOTE 10 - DERIVATIVE INSTRUMENTS
The Company holds derivative instruments for the purpose of minimizing exposure to fluctuations in foreign currency exchange rates to which the Company is exposed in the normal course of its operations.
From time to time, the Company uses foreign currency forward contracts to hedge the effects of fluctuations in exchange rates on outstanding intercompany loans. The Company does not formally designate and document such derivative instruments as hedging instruments; however, the instruments are an effective economic hedge of the underlying foreign currency exposure. Both the gain or loss on the derivative instrument and the offsetting gain or loss on the underlying intercompany loan are recognized in earnings immediately, thereby eliminating or reducing the impact of foreign currency exchange rate fluctuations on net income. The Company's foreign currency forward contracts generally have one-month to three-month maturities. The notional value of outstanding foreign currency contracts was $33.5 million and $29.6 million as of July 31, 2026 and January 31, 2026, respectively.
As of July 31, 2026 and January 31, 2026, the fair value of the Company's outstanding derivative instruments was not material. Derivative instruments recognized as assets are recorded in Prepaid expenses and other in the Condensed Consolidated Balance Sheets, and derivative instruments recognized as liabilities are recorded in Accrued expenses and other in the Condensed Consolidated Balance Sheets.
The following table sets forth the gains and losses recognized in income from the Company’s derivative instruments for the three and six months ended July 31, 2026 and 2025. Gains and losses are recognized in Interest and other income (expense) in the Condensed Consolidated Statements of Operations:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(in thousands)
Foreign currency contract gain (loss)	$645	$(140)	$(298)	$(2,186)

NOTE 11 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following is a summary of the changes in accumulated other comprehensive income (loss), by component, for the six month periods ended July 31, 2026 and 2025:

	Foreign Currency Translation Adjustment	Net Investment Hedging Gain	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, January 31, 2026	$3,542	$2,711	$6,253
Other comprehensive loss	(547)	—	(547)
Balance, April 30, 2026	2,995	2,711	5,706
Other comprehensive loss	(854)	—	(854)
Balance, July 31, 2026	$2,141	$2,711	$4,852

	Foreign Currency Translation Adjustment	Net Investment Hedging Gain	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, January 31, 2025	$(11,045)	$2,711	$(8,334)
Other comprehensive income	3,661	—	3,661
Balance, April 30, 2025	(7,384)	2,711	(4,673)
Other comprehensive income	9,511	—	9,511
Balance, July 31, 2025	$2,127	$2,711	$4,838
NOTE 12 - LEASES
As Lessor
Revenue generated from leasing activities is disclosed, by segment, in Note 3, Revenue. The following is the balance of our dedicated rental fleet assets, included in Property and equipment, net of accumulated depreciation in the Condensed Consolidated Balance Sheets, of our Construction segment as of July 31, 2026 and January 31, 2026:

	July 31, 2026	January 31, 2026
	(in thousands)
Rental fleet equipment	$77,664	$70,694
Less accumulated depreciation	(25,319)	(25,020)
	$52,345	$45,674
NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS
As of July 31, 2026, the fair value of the Company's foreign currency contracts, which are either assets or liabilities measured at fair value on a recurring basis, was not material. These foreign currency contracts were valued using a discounted cash flow analysis, which is an income approach, utilizing readily observable market data as inputs, which is classified as a Level 2 fair value measurement.
The Company also has financial instruments that are not recorded at fair value in the Condensed Consolidated Balance Sheets, including cash, receivables, payables and long-term debt. The carrying amounts of these financial instruments approximated their fair values as of July 31, 2026 and January 31, 2026. The fair value of these financial instruments was estimated based on Level 2 fair value inputs. The estimated fair value of the Company's Level 2 long-term debt, which is provided for disclosure purposes only, is as follows:

	July 31, 2026	January 31, 2026
	(in thousands)
Carrying amount	$163,942	$170,414
Fair value	$151,354	$157,764

NOTE 14 - INCOME TAXES
The effective tax rate was 0.1% and 27.1% for the three months ended July 31, 2026 and 2025, respectively. The effective tax rate was 0.6% and 24.7% for the six months ended July 31, 2026 and 2025, respectively. The effective tax rate is subject to variation due to impact of several items, mainly the mix of domestic and foreign income and the impact of the recognition of valuation allowance on our domestic and foreign deferred tax assets. In the first quarter of fiscal 2027, the Company recorded a valuation allowance of $0.7 million on the Company's Australian subsidiary due to the presence of historical losses and the Company’s expected future sources of taxable income.
NOTE 15 - BUSINESS COMBINATIONS
Fiscal 2027
On July 30, 2026, the Company acquired certain assets of KanEquip, Inc. (“KanEquip”). This acquired New Holland agriculture dealership consists of one agriculture equipment store in Syracuse, Nebraska. This acquisition occurred within the Company’s Agriculture segment. The total consideration transferred for the acquired assets was $3.9 million paid in cash, which included the real estate for the Syracuse, Nebraska agriculture equipment store.
In connection with the acquisition, the Company acquired from CNH and certain other manufacturers, equipment and parts inventory previously owned by KanEquip. Upon acquiring these inventories, the Company was offered floorplan financing by the respective manufacturers. In total, the Company acquired inventory and recognized a corresponding financing liability of $3.7 million. The recognition of these inventories and the associated financing liabilities are not included as part of the accounting for the acquisition of certain KanEquip assets.
This acquisition is not considered material to the Company's overall consolidated financial results during the three or six months ended July 31, 2026, and has been included in the Condensed Consolidated Financial Statements from the date of the acquisition.
Fiscal 2026
On May 15, 2025, the Company acquired certain assets of Farmers Implement and Irrigation, Inc. (“Farmers Implement”). This acquired New Holland agriculture dealership consists of one agriculture equipment store in Brookings, South Dakota. This acquisition occurred within the Company’s Agriculture segment. The total consideration transferred for the acquired business was $13.4 million paid in cash, which included the real estate for the Brookings, South Dakota agriculture equipment store.
In connection with the acquisition, the Company acquired from CNH and certain other manufacturers, equipment and parts inventory previously owned by Farmers Implement. Upon acquiring such inventories, the Company was offered floorplan financing by the respective manufacturers. In total, the Company acquired inventory and recognized a corresponding financing liability of $7.0 million. The recognition of these inventories and the associated financing liabilities are not included as part of the accounting for the acquisition of certain Farmers Implement assets.
On October 1, 2025, the Company acquired Bellevue Machinery within its Australia segment. This acquired New Holland agriculture dealership complex consists of two locations in the cities of Swan Hill and Warracknabeal, in the State of Victoria. Immediately upon acquisition, these locations were merged into the locations already owned by the Company in the same cities. This acquisition now allows the Company to sell the CaseIH and New Holland brands at six of the Company’s 15 locations in Australia. The total consideration transferred for the acquired business was $6.4 million paid in cash.
These acquisitions are not considered material to the Company's overall consolidated financial results during the year ended January 31, 2026, and have been included in the Condensed Consolidated Financial Statements from the date of the acquisitions.

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
The Company was named a co-defendant in a court case filed in Colorado district court arising out of an accident that occurred during the transportation of a piece of Company-owned equipment by an independent third-party contractor motor carrier. Subsequent to quarter end and prior to the filing of this Quarterly Report on Form 10-Q, the plaintiffs and the Company agreed to a settlement of this matter, subject to final approval by the district court. During the quarter ended July 31, 2026, the Company has recorded an accrual for its estimate of the probable loss associated related to the settlement. The Company expects insurance recoveries to offset the settlement amount in full, excluding the applicable insurance retention amount. This expectation of insurance recovery was also accrued during the quarter ended July 31, 2026. The resolution of this matter did not have, and is not expected to have, a material effect on the Company's financial position results of operations or cash flows.
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
Net sales and long-lived assets by geographic area were as follows:

	Revenue
	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
United States	$388,873	$417,742	$800,554	$874,258
Australia	41,423	30,567	91,688	74,530
Other international countries	66,088	98,117	126,523	191,975
	$496,384	$546,426	$1,018,765	$1,140,763

	Long-lived assets
	July 31, 2026	January 31, 2026
	(in thousands)
United States	$365,469	$365,986
Australia	27,819	27,833
Other international countries	15,133	14,965
	$408,421	$408,784

Certain financial information for each of the Company's business segments is set forth below.

	Three Months Ended July 31, 2026
	(in thousands)
	Agriculture	Construction	Europe	Australia	Total
Revenue
Equipment	$203,878	$47,146	$47,617	$29,858	$328,499
Parts	70,674	12,289	15,494	8,155	106,612
Service	33,826	6,855	2,681	3,080	46,442
Rental and other	1,856	12,349	296	330	14,831
	$310,234	$78,639	$66,088	$41,423	$496,384
Cost of Revenue
Equipment	$188,478	$41,231	$42,613	$28,181
Parts	48,263	8,753	11,457	5,814
Service	13,154	2,388	1,538	1,231
Rental and other	1,717	8,671	241	257
Operating expense	57,218	14,682	10,571	8,377
Impairment charge (1)	144	25	423	—
Floorplan interest expense	2,752	1,031	227	316
Other segment expense (income), net (2)	1,802	1,454	343	687
Segment (loss) income before taxes	$(3,294)	$404	$(1,325)	$(3,440)	$(7,655)
Shared Resources unallocated expense					(1,501)
Loss before taxes					$(9,156)

Depreciation and amortization	$4,175	$2,842	$809	$953
Capital expenditures	$3,430	$96	$586	$206	$4,318
Shared Resources capital expenditures (3)					(755)
Total Capital expenditures					$3,563
(1) Impairment charge related to long-lived assets.
(2) Balance consists of other interest income (expense) and foreign currency impacts.
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
(2) Balance consists of other interest income (expense) and foreign currency impacts.
(3) Shared Resources balance includes construction in process activity for Agriculture and Construction.

	Six Months Ended July 31, 2026
	(in thousands)
	Agriculture	Construction	Europe	Australia	Total
Revenue
Equipment	$445,038	$86,286	$91,500	$70,329	$693,153
Parts	140,136	25,299	29,503	15,426	210,364
Service	66,149	13,840	4,726	5,495	90,210
Rental and other	3,129	20,677	794	438	25,038
	$654,452	$146,102	$126,523	$91,688	$1,018,765
Cost of Revenue
Equipment	$415,060	$75,557	$81,231	$64,812
Parts	95,553	18,002	22,113	11,010
Service	25,991	4,820	2,697	2,100
Rental and other	3,037	14,130	526	446
Operating expense	114,687	28,897	21,069	16,595
Impairment charge (1)	144	25	925	—
Floorplan interest expense	5,579	1,993	439	739
Other segment expense (income), net (2)	3,876	2,885	(219)	1,207
Segment loss before taxes	$(9,475)	$(207)	$(2,258)	$(5,221)	$(17,161)
Shared Resources unallocated expense					(4,470)
Loss before taxes					$(21,631)

Depreciation and amortization	$8,341	$5,199	$1,698	$1,886
Capital expenditures	$4,491	$233	$1,035	$488	$6,247
Shared Resources capital expenditures (3)					(141)
Total Capital expenditures					$6,106
(1) Impairment charge related to long-lived assets.
(2) Balance consists of other interest income (expense) and foreign currency impacts.
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
(2) Balance consists of other interest income (expense) and foreign currency expense.
(3) Shared Resources balance includes construction in process activity for Agriculture and Construction.

	Total Assets
	July 31, 2026	January 31, 2026
	(in thousands)
Agriculture	$877,098	$916,988
Construction	267,842	229,079
Europe	208,493	214,823
Australia	231,935	227,659
Shared Resources assets (1)	$43,180	$28,379
	$1,628,548	$1,616,928
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
A reconciliation of the beginning and ending exit cost liability balance, which is included in Accrued expenses and other in the Condensed Consolidated Balance Sheets, is as follows:

Amount
(in thousands)
Balance as of January 31, 2026	$1,741
Exit costs incurred and charged to expense
Employee termination benefits paid	(1,221)
Balance as of July 31, 2026	$520

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim unaudited Condensed Consolidated Financial Statements and related notes included in Item 1, “Financial Statements” of Part I of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Item 8 and Item 7, respectively, of our Annual Report on Form 10-K for the fiscal year ended January 31, 2026.
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
The U.S. federal government has imposed significant tariffs on imports from a broad range of countries. In response, some countries have enacted or are expected to enact retaliatory tariffs on U.S. exports. Although the overall impact of these trade measures on the Company remains uncertain, we recognize the possibility of increases in the wholesale prices that we pay for our equipment and parts inventory. Higher wholesale prices could compress our margins if we are unable to fully pass on these cost increases to our retail customers. Additionally, retaliatory tariffs may negatively affect U.S. agricultural exports, which could have downstream effects on our core customer base in the farming sector. Some analysts have also cautioned that prolonged disruptions to global trade could increase the risk of broader macroeconomic challenges, including the possibility of a recession.
For the second quarter of fiscal 2027, our net loss was $9.2 million, or a loss of $0.40 per diluted share, compared to a fiscal 2026 second quarter net loss of $6.0 million, or a loss of $0.26 per diluted share. Significant factors impacting the quarterly comparisons were:
•Revenue in the second quarter of fiscal 2027 decreased by 9.2% compared to the second quarter of fiscal 2026. The revenue decrease was led by softening demand for equipment purchases due to a decline in farmer profitability over the past few years, which is expected to continue through the remainder of fiscal 2027.
•Gross profit margin increased to 18.6% for the second quarter of fiscal 2027, as compared to 17.1% for the second quarter of fiscal 2026. The increase was primarily related to an equipment gross profit margin increase from 6.6% in the second quarter of fiscal 2026 to 8.5% in the second quarter of fiscal 2027 and a change in sales mix, with a greater proportion of revenue earned from our higher margin parts and service business during the second quarter of fiscal 2027 as compared to the same period last year.
•Floorplan interest expense decreased by $3.1 million in the second quarter of fiscal 2027 as compared to the same period in fiscal 2026. The decrease is primarily due to lower interest-bearing inventory levels.

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

Results of Operations
The results presented below include the operating results of each acquisition made during these periods, from the date of acquisition, as well as the operating results of any stores closed or divested during these periods, up to the date of the store closure. The period-to-period comparisons included below are not necessarily indicative of future results. Segment information is provided later in the discussion and analysis of our results of operations. Additional information regarding our segments is included in Note 17, Business Segment and Geographic Information, to our Condensed Consolidated Financial Statements in Item 1, “Financial Statements,” of Part I of this Quarterly Report on Form 10-Q.
Comparative financial data for each of our four sources of revenue are expressed below for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(dollars in thousands)		(dollars in thousands)
Equipment
Revenue	$328,499	$376,262	$693,153	$813,102
Cost of revenue	300,503	351,406	636,660	758,755
Gross profit	$27,996	$24,856	$56,493	$54,347
Gross profit margin	8.5%	6.6%	8.2%	6.7%
Parts
Revenue	$106,612	$109,222	$210,364	$214,851
Cost of revenue	74,287	74,573	146,678	147,653
Gross profit	$32,325	$34,649	$63,686	$67,198
Gross profit margin	30.3%	31.7%	30.3%	31.3%
Service
Revenue	$46,442	$48,800	$90,210	$92,817
Cost of revenue	18,311	17,480	35,608	34,089
Gross profit	$28,131	$31,320	$54,602	$58,728
Gross profit margin	60.6%	64.2%	60.5%	63.3%
Rental and other
Revenue	$14,831	$12,142	$25,038	$19,993
Cost of revenue	10,886	9,321	18,139	15,686
Gross profit	$3,945	$2,821	$6,899	$4,307
Gross profit margin	26.6%	23.2%	27.6%	21.5%

The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Revenue
Equipment	66.2%	68.9%	68.0%	71.3%
Parts	21.5%	20.0%	20.6%	18.8%
Service	9.4%	8.9%	8.9%	8.1%
Rental and other	2.9%	2.2%	2.5%	1.8%
Total Revenue	100.0%	100.0%	100.0%	100.0%
Total Cost of Revenue	81.4%	82.9%	82.2%	83.8%
Gross Profit Margin	18.6%	17.1%	17.8%	16.2%
Operating Expenses	19.0%	17.0%	18.5%	16.6%
Impairment of Intangible and Long-Lived Assets	0.1%	0.1%	0.1%	0.1%
(Loss) Income from Operations	(0.5)%	0.1%	(0.8)%	(0.4)%
Other Expense	(1.4)%	(1.6)%	(1.4)%	(1.8)%
Loss Before Income Taxes	(1.8)%	(1.5)%	(2.1)%	(2.2)%
(Benefit) Provision for Income Taxes	—%	(0.4)%	—%	(0.6)%
Net Loss	(1.8)%	(1.1)%	(2.1)%	(1.7)%
Three Months Ended July 31, 2026 Compared to Three Months Ended July 31, 2025
Consolidated Results
Revenue

	Three Months Ended July 31,		Increase/	Percent
	2026	2025	(Decrease)	Change
	(dollars in thousands)
Equipment	$328,499	$376,262	$(47,763)	(12.7)%
Parts	106,612	109,222	(2,610)	(2.4)%
Service	46,442	48,800	(2,358)	(4.8)%
Rental and other	14,831	12,142	2,689	22.1%
Total Revenue	$496,384	$546,426	$(50,042)	(9.2)%
Total revenue for the second quarter of fiscal 2027 decreased by 9.2%, or $50.0 million, compared to the same period last year. The decrease was primarily attributable to challenging industry conditions, including sustained lower agricultural commodity prices and projected total crop receipts, which negatively impacted customer sentiment.

	Three Months Ended July 31,		Increase/	Percent
	2026	2025	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$27,996	$24,856	$3,140	12.6%
Parts	32,325	34,649	(2,324)	(6.7)%
Service	28,131	31,320	(3,189)	(10.2)%
Rental and other	3,945	2,821	1,124	39.8%
Total Gross Profit	$92,397	$93,646	$(1,249)	(1.3)%
Gross Profit Margin
Equipment	8.5%	6.6%	1.9%	28.8%
Parts	30.3%	31.7%	(1.4)%	(4.4)%
Service	60.6%	64.2%	(3.6)%	(5.6)%
Rental and other	26.6%	23.2%	3.4%	14.7%
Total Gross Profit Margin	18.6%	17.1%	1.5%	8.8%
Gross Profit Mix
Equipment	30.3%	26.5%	3.8%	14.3%
Parts	35.0%	37.0%	(2.0)%	(5.4)%
Service	30.4%	33.4%	(3.0)%	(9.0)%
Rental and other	4.3%	3.1%	1.2%	38.7%
Total Gross Profit Mix	100.0%	100.0%
Gross profit for the second quarter of fiscal 2027 decreased 1.3%, or $1.2 million, compared to the same period last year. Gross profit margin increased to 18.6% in the current quarter compared to 17.1% in the prior year quarter. The increase in gross profit margin was primarily related to an equipment gross profit margin increase from 6.6% in the second quarter of fiscal 2026 to 8.5% in the second quarter of fiscal 2027 and a change in sales mix, with a greater proportion of revenue earned from higher margin parts and service business during the second quarter of fiscal 2027 as compared to the same period last year.
Our Company-wide absorption rate was 76.5% for the second quarter of fiscal 2027 compared to 83.1% during the same period last year. The decrease in our absorption rate was primarily due to lower gross profit in the second quarter of fiscal 2027 compared to the same period last year.
Operating Expenses

	Three Months Ended July 31,		Increase/	Percent
	2026	2025	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$94,076	$92,661	$1,415	1.5%
Operating Expenses as a Percentage of Revenue	19.0%	17.0%	2.0%	11.8%
Our operating expenses in the second quarter of fiscal 2027 increased 1.5% compared to the same period last year. Operating expenses as a percentage of revenue increased to 19.0% in the second quarter of fiscal 2027 from 17.0% in the second quarter of fiscal 2026. The increase in operating expenses as a percentage of total revenue was due to lower revenue primarily related to the challenging agricultural industry conditions.

Impairment Charges

	Three Months Ended July 31,		Increase/	Percent
	2026	2025	(Decrease)	Change
	(dollars in thousands)
Impairment of Intangible and Long-Lived Assets	$592	$323	$269	83.3%
In the second quarter of fiscal 2027, we recognized $0.6 million in impairment expense related to long-lived assets, of which $0.4 million was within the Europe segment and $0.2 million was within the Agriculture segment.
In the second quarter of fiscal 2026, we recognized $0.3 million in impairment expense related to long-lived assets within the Agriculture segment.

Other Income (Expense)

	Three Months Ended July 31,		Increase/	Percent
	2026	2025	(Decrease)	Change
	(dollars in thousands)
Interest and other income (expense)	$1,171	$2,638	$(1,467)	(55.6)%
Floorplan interest expense	$(3,664)	$(6,812)	$(3,148)	(46.2)%
Other interest expense	$(4,392)	$(4,724)	$(332)	(7.0)%
Interest and other income (expense) for the second quarter of fiscal 2027 decreased by approximately $1.5 million as compared to the same period last year, primarily due to foreign currency fluctuations in the quarter.
Floorplan interest expense decreased in the second quarter of fiscal 2027 compared to the same period last year due to lower interest-bearing inventory levels.
Benefit for Income Taxes

	Three Months Ended July 31,		Increase/	Percent
	2026	2025	(Decrease)	Change
	(dollars in thousands)
Benefit for Income Taxes	$(6)	$(2,236)	$(2,230)	(99.7)%
Our effective tax rate was 0.1% and 27.1% for the three months ended July 31, 2026, and 2025, respectively. The effective tax rate is subject to variation due to the impact of several items, mainly the mix of domestic and foreign income and the impact of the recognition of valuation allowance on our domestic and foreign deferred tax assets.

Segment Results
Certain financial information for our Agriculture, Construction, Europe and Australia business segments is presented below. “Shared Resources” in the table below refers to the various unallocated income/(expense) items that we have retained at the general corporate level. Revenue between segments is immaterial.

	Three Months Ended July 31,		Increase/	Percent
	2026	2025	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$310,234	$345,755	$(35,521)	(10.3)%
Construction	78,639	71,987	6,652	9.2%
Europe	66,088	98,117	(32,029)	(32.6)%
Australia	41,423	30,567	10,856	35.5%
Total	$496,384	$546,426	$(50,042)	(9.2)%

(Loss) Income Before Income Taxes
Agriculture	$(3,294)	$(12,295)	$9,001	73.2%
Construction	404	(1,216)	1,620	n/m
Europe	(1,325)	5,147	(6,472)	n/m
Australia	(3,440)	(2,107)	(1,333)	(63.3)%
Segment Loss Before Income Taxes	(7,655)	(10,471)	2,816	26.9%
Shared Resources	(1,501)	2,235	(3,736)	n/m
Total	$(9,156)	$(8,236)	$(920)	(11.2)%
*n/m - not meaningful
Agriculture
Agriculture segment revenue for the second quarter of fiscal 2027 decreased 10.3% compared to the same period last year. This decrease in revenue was primarily due to a decrease in equipment revenue resulting from challenging industry conditions, such as sustained lower agricultural commodity prices and total crop receipts, which continue to negatively impact customer sentiment. Changes in actual or anticipated crop receipts and farmer profitability generally have a direct correlation with the retail demand for equipment.
Agriculture segment loss before income taxes for the second quarter of fiscal 2027 was $3.3 million compared to $12.3 million for the second quarter of fiscal 2026. The improvement in segment results was driven by an improved inventory position, which helped to generate higher equipment gross profit margins as well as a decrease in floorplan interest expense.
Construction
Construction segment revenue for the second quarter of fiscal 2027 increased 9.2% compared to the same period last year. The increase in revenue was primarily driven by the timing of equipment deliveries.
Our Construction segment income before income taxes was $0.4 million for the second quarter of fiscal 2027 compared to loss before income taxes $1.2 million in the second quarter of fiscal 2026. The improvement in segment results was driven by an improved inventory position, which helped to generate higher equipment gross profit margins as well as a decrease in floorplan interest expense. The dollar utilization of our rental fleet increased from 22.4% in the second quarter of fiscal 2026 to 25.6% in the second quarter of fiscal 2027.
Europe
Europe segment revenue for the second quarter of fiscal 2027 decreased 32.6% compared to the same period last year. The decrease in revenue was primarily due to lower equipment demand compared to prior year period, which prior year period demand had been driven by a strong response to European Union stimulus programs in Romania. The wind-down of our German business, which was primarily completed in the first quarter of fiscal 2027, also contributed to the decrease in segment revenue for the second quarter of fiscal 2027 in comparison to the second quarter of fiscal 2026.

Our Europe segment loss before income taxes was $1.3 million for the second quarter of fiscal 2027 compared to income before income taxes of $5.1 million in the second quarter of fiscal 2026. The decrease in segment results was primarily the result of a decrease in equipment sales.
Australia
Australia segment revenue for the second quarter of fiscal 2027 increased 35.5% compared to the same period last year. The current year results include additional revenue related to the acquisition of Bellevue Machinery, completed in October 2025, as well as favorable foreign currency impacts from a strengthening Australian Dollar.
Our Australia segment loss before income taxes was $3.4 million for the second quarter of fiscal 2027 compared to $2.1 million in the second quarter of fiscal 2026. The decrease in segment results was primarily the result of softer equipment margins compared to the same period last year.
Shared Resources/Eliminations
We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate most of these net expenses to our segments. Since these allocations are set early in the year, unallocated balances may occur. Shared Resources loss before income taxes was $1.5 million for the second quarter of fiscal 2027 compared to income before income taxes $2.2 million for the same period last year.

Six Months Ended July 31, 2026 Compared to Six Months Ended July 31, 2025
Consolidated Results
Revenue

	Six Months Ended July 31,		Increase/	Percent
	2026	2025	(Decrease)	Change
	(dollars in thousands)
Equipment	$693,153	$813,102	$(119,949)	(14.8)%
Parts	210,364	214,851	(4,487)	(2.1)%
Service	90,210	92,817	(2,607)	(2.8)%
Rental and other	25,038	19,993	5,045	25.2%
Total Revenue	$1,018,765	$1,140,763	$(121,998)	(10.7)%
Total revenue for the first six months of fiscal 2027 decreased by 10.7%, or $122.0 million, compared to the same period last year. The decrease was primarily attributable to challenging industry conditions, including sustained lower agricultural commodity prices and projected total crop receipts, which negatively impacted customer sentiment.
Gross Profit

	Six Months Ended July 31,		Increase/	Percent
	2026	2025	(Decrease)	Change
	(dollars in thousands)
Gross Profit
Equipment	$56,493	$54,347	$2,146	3.9%
Parts	63,686	67,198	(3,512)	(5.2)%
Service	54,602	58,728	(4,126)	(7.0)%
Rental and other	6,899	4,307	2,592	60.2%
Total Gross Profit	$181,680	$184,580	$(2,900)	(1.6)%
Gross Profit Margin
Equipment	8.2%	6.7%	1.5%	22.4%
Parts	30.3%	31.3%	(1.0)%	(3.2)%
Service	60.5%	63.3%	(2.8)%	(4.4)%
Rental and other	27.6%	21.5%	6.1%	28.4%
Total Gross Profit Margin	17.8%	16.2%	1.6%	9.9%
Gross Profit Mix
Equipment	31.1%	29.4%	1.7%	5.8%
Parts	35.1%	36.4%	(1.3)%	(3.6)%
Service	30.1%	31.8%	(1.7)%	(5.3)%
Rental and other	3.7%	2.4%	1.3%	54.2%
Total Gross Profit Mix	100.0%	100.0%
 Gross profit decreased 1.6%, or $2.9 million, for the first six months of fiscal 2027, as compared to the same period last year, while gross profit margin increased to 17.8% in the first six months of fiscal 2027 from 16.2% in the same period last year. The increase in gross profit margin was primarily related to an equipment gross profit margin increase from 6.7% in the first six months of fiscal 2026 to 8.2% in the first six months of fiscal 2027 and a change in sales mix, with a greater proportion of revenue earned from higher margin parts and service business during the first six months of fiscal 2027 as compared to the same period last year.
For the first six months of fiscal 2027, the Company-wide absorption rate was 75.2%, down from 79.3% for the first six months of fiscal 2026. The decrease in our absorption rate was primarily due to lower gross profit in the first six months of fiscal 2027 compared to the same period last year.

Operating Expenses

	Six Months Ended July 31,		Increase/	Percent
	2026	2025	(Decrease)	Change
	(dollars in thousands)
Operating Expenses	$188,459	$189,065	$(606)	(0.3)%
Operating Expenses as a Percentage of Revenue	18.5%	16.6%	1.9%	11.4%
Our operating expenses for the first six months of fiscal 2027 decreased $0.6 million compared to the same period last year. Operating expenses as a percentage of revenue increased to 18.5% in the first six months of fiscal 2027 from 16.6% in the first six months of fiscal 2026. The increase in operating expenses as a percentage of total revenue was due to lower revenue primarily related to the challenging agricultural industry conditions.

Impairment Charges

	Six Months Ended July 31,		Increase/	Percent
	2026	2025	(Decrease)	Change
	(dollars in thousands)
Impairment of Intangible and Long-Lived Assets	$1,094	$589	$505	85.7%
In the first six months of fiscal 2027, we recognized $1.1 million in impairment expense related to long-lived assets, of which $0.9 million was within the Europe segment and $0.2 million was within the Agriculture segment.
In the first six months of fiscal 2026, we recognized $0.6 million in impairment expense related to long-lived assets within the Agriculture segment.
Other Income (Expense)

	Six Months Ended July 31,		Increase/	Percent
	2026	2025	(Decrease)	Change
	(dollars in thousands)
Interest and other income (expense)	$2,473	$2,149	$324	15.1%
Floorplan interest expense	(7,216)	(13,338)	(6,122)	(45.9)%
Other interest expense	(9,015)	(9,256)	(241)	(2.6)%
Floorplan interest expense decreased in the first six months of fiscal 2027 compared to the same period last year due to lower interest-bearing inventory levels.
Provision (Benefit) for Income Taxes

	Six Months Ended July 31,		Increase/	Percent
	2026	2025	Decrease	Change
	(dollars in thousands)
Provision (Benefit) for Income Taxes	$135	$(6,315)	$6,450	n/m
*n/m = Not Meaningful
Our effective tax rate was 0.6% and 24.7% for the six months ended July 31, 2026, and 2025, respectively. The effective tax rate is subject to variation due to the impact of several items, mainly the mix of domestic and foreign income and the impact of the recognition of valuation allowance on our domestic and foreign deferred tax assets.

Segment Results
Certain financial information for our Agriculture, Construction, Europe and Australia business segments is presented below. “Shared Resources” in the table below refers to the various unallocated income/(expense) items that we have retained at the general corporate level. Revenue between segments is immaterial.

	Six Months Ended July 31,		Increase/	Percent
	2026	2025	(Decrease)	Change
	(dollars in thousands)
Revenue
Agriculture	$654,452	$730,141	$(75,689)	(10.4)%
Construction	146,102	144,117	1,985	1.4%
Europe	126,523	191,975	(65,452)	(34.1)%
Australia	91,688	74,530	17,158	23.0%
Total	$1,018,765	$1,140,763	$(121,998)	(10.7)%

(Loss) Income Before Income Taxes
Agriculture	$(9,475)	$(25,075)	$15,600	62.2%
Construction	(207)	(5,393)	5,186	96.2%
Europe	(2,258)	9,857	(12,115)	n/m
Australia	(5,221)	(2,669)	(2,552)	(95.6)%
Segment Loss Before Income Taxes	(17,161)	(23,280)	6,119	26.3%
Shared Resources	(4,470)	(2,239)	(2,231)	(99.6)%
Total	$(21,631)	$(25,519)	$3,888	15.2%
*n/m = Not Meaningful
Agriculture
Agriculture segment revenue for the first six months of fiscal 2027 decreased 10.4% compared to the same period last year. This decrease in revenue was primarily due to a decrease in equipment revenue resulting from challenging industry conditions, such as sustained lower agricultural commodity prices and total crop receipts, which continue to negatively impact customer sentiment. Changes in actual or anticipated crop receipts and farmer profitability generally have a direct correlation with the retail demand for equipment.
Agriculture segment loss before income taxes was $9.5 million for the first six months of fiscal 2027 compared to $25.1 million over the first six months of fiscal 2026. The improvement in segment results was driven by an improved inventory position, which helped to generate higher equipment gross profit margins as well as a decrease in floorplan interest expense.
Construction
Construction segment revenue for the first six months of fiscal 2027 increased 1.4% compared to the same period last year.
Our Construction segment loss before income taxes was $0.2 million for the first six months of fiscal 2027 compared to $5.4 million in the first six months of fiscal 2026. The improvement in segment results was driven by an improved inventory position, which helped to generate higher equipment gross profit margins as well as a decrease in floorplan interest expense. Additionally, the dollar utilization of our rental fleet increased from 21.2% in the first six months of fiscal 2026 to 24.6% in the first six months of fiscal 2027.
Europe
Europe segment revenue for the first six months of fiscal 2027 decreased 34.1% compared to the same period last year. The decrease in revenue was primarily due to lower equipment demand compared to the prior year period, which prior year period demand had been driven by a strong response to European Union stimulus programs in Romania.
Our Europe segment loss before income taxes was $2.3 million for the first six months of fiscal 2027 compared to income before income taxes of $9.9 million for the same period last year. The decrease in segment results was primarily the result of a decrease in equipment sales.

Australia
Australia segment revenue for the first six months of fiscal 2027 increased 23.0% compared to the same period last year. The current year results include additional revenue related to the acquisition of Bellevue Machinery, completed in October 2025, as well as favorable foreign currency impacts from a strengthening Australian Dollar.
Our Australia segment loss before income taxes was $5.2 million for the second quarter of fiscal 2027 compared to $2.7 million in the second quarter of fiscal 2026. The decrease in segment results was primarily the result of softer equipment margins compared to the same period last year.
Shared Resources/Eliminations
We incur centralized expenses/income at our general corporate level, which we refer to as “Shared Resources,” and then allocate most of these net expenses to our segments. Since these allocations are set early in the year, and a portion is planned to be unallocated, unallocated balances may occur. Shared Resources loss before income taxes was $4.5 million for the first six months of fiscal 2027 compared to $2.2 million for the same period last year.

Liquidity and Capital Resources
Sources of Liquidity
Our primary sources of liquidity are cash reserves, cash generated from operations, and borrowings under our floorplan and other credit facilities. We expect these sources of liquidity to be sufficient to fund our working capital requirements, acquisitions, capital expenditures and other investments in our business, service our debt, pay our tax and lease obligations and other commitments and contingencies, and meet any seasonal operating requirements for the foreseeable future. However, our borrowing capacity under our floorplan and other credit facilities is dependent on compliance with various covenants as further described in Item 1A, “Risk Factors,” and Note 8, Floorplan Payable/Lines of Credit, to our Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” of our Annual Report on Form 10-K for fiscal 2026.
Floorplan and Working Capital Payable Credit Facilities and Equipment Inventory
As of July 31, 2026, the Company had floorplan payable lines of credit for equipment purchases totaling $1.5 billion, which is primarily comprised of an $874.0 million credit facility with CNH, a $390.0 million floorplan payable line and a $110.0 million working capital line of credit under the Bank Syndicate Agreement, and a $67.5 million credit facility with DLL Finance.
Our equipment inventory turnover was 1.9 and 1.7 times for the rolling 12 month period ended July 31, 2026, and July 31, 2025, respectively. Our equity in equipment inventory, which reflects the portion of our equipment inventory balance that is not financed by floorplan payables, decreased to 20.5% as of July 31, 2026, from 31.9% as of January 31, 2026.
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
During fiscal year 2027, letters were received from CNH Capital America LLC (“CNH Capital”) and DLL Finance to waive the Consolidated Fixed Charge Coverage Ratio covenants in the separate credit agreements with CNH Capital and DLL Finance in each case for the reporting periods between February 1, 2026, to January 31, 2027. Notwithstanding these waivers, as of July 31, 2026, we were in compliance with the financial covenants under our CNH Industrial and DLL Finance credit agreements, and we were also not subject to the fixed charge coverage ratio covenant under the Bank Syndicate Agreement as our adjusted excess availability plus eligible cash collateral (as defined therein) was not less than 15% of the lesser of (i) aggregate borrowing base and (ii) maximum credit amount as of July 31, 2026. The financial covenants also require us to maintain an adjusted debt to tangible net worth ratio of 3.50:1.00, which is measured on a quarterly basis.
While not expected to occur, if operating results were to create the likelihood of a future covenant violation, we would continue to work with our lenders on an appropriate modification or amendment to our financing arrangements.
Cash Flow
Cash Flow Provided by (Used for) Operating Activities
Net cash used for operating activities was $25.1 million for the first six months of fiscal 2027, compared to net cash provided by operating activities of $49.9 million for the six months ended July 31, 2025. The change in cash from operating activities was primarily attributable to timing of inventory receipts and changing mix in floorplan financing compared to the prior year period.
Cash Flow Used for Investing Activities
Net cash used for investing activities was $3.7 million for the first six months of fiscal 2027, compared to $24.9 million for the first six months of fiscal 2026. The change in net cash used for investing activities was primarily attributable to the lower purchases of property and equipment and business acquisitions during the second quarter of fiscal 2027 compared to the prior year period.
Cash Flow Provided by (Used for) Financing Activities
Net cash provided by financing activities was $30.4 million for the first six months of fiscal 2027 compared to net cash used for financing activities of $30.0 million for the first six months of fiscal 2026. The change in cash from financing activities was primarily attributable to borrowing on non-manufacturer floorplan payables during the first six months of fiscal 2027, compared to a paydown in the first six months of fiscal 2026.

Information Concerning Off-Balance Sheet Arrangements
As of July 31, 2026, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Therefore, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
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
Interest Rate Risk
Exposure to changes in interest rates results from borrowing activities used to fund operations. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. We have both fixed and floating rate financing. Some of our floating rate credit facilities contain minimum rates of interest to be charged. Based upon our interest-bearing balances and interest rates as of July 31, 2026, holding other variables constant, a one percentage point change in interest rates for the next 12-month period would have a positive or negative impact to the pre-tax earnings and cash flow by approximately $2.7 million. At July 31, 2026, we had floorplan payables of $623.6 million, of which approximately $271.8 million was variable-rate and $351.7 million was non-interest bearing. In addition, at July 31, 2026, we had total long-term debt, including finance lease obligations, of $221.6 million, primarily all of which was fixed rate debt.
Foreign Currency Exchange Rate Risk
Our foreign currency exposures arise as the result of our foreign operations. We are exposed to transactional foreign currency exchange rate risk through our foreign entities’ holding assets and liabilities denominated in currencies other than their functional currency. In addition, the Company is exposed to foreign currency transaction risk as a result of certain intercompany financing transactions. The Company attempts to manage its transactional foreign currency exchange rate risk through the use of derivative financial instruments, primarily foreign exchange forward contracts, or through natural hedging instruments. Based upon balances and exchange rates as of July 31, 2026, holding other variables constant, we believe that a hypothetical 10% increase or decrease in all applicable foreign exchange rates would not have a material impact on our results of operations or cash flows. As of July 31, 2026, our Ukrainian subsidiary had $2.7 million of net monetary assets denominated in Ukrainian hryvnia (“UAH”). We have attempted to minimize our net monetary asset position in Ukraine through reducing overall asset levels in Ukraine and at times through borrowing in UAH which serves as a natural hedging instrument offsetting our net UAH denominated assets. Many of the currency and payment controls the National Bank of Ukraine imposed in February 2022, have been relaxed, making it more practicable to manage our UAH exposure. However, the continuation of the Russia/Ukraine conflict could lead to more significant UAH devaluations or more stringent payment controls in the future. The inability to fully manage our net monetary asset position and continued UAH devaluations for an extended period of time, could have a significant adverse impact on our results of operations and cash flows.
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

PART II. OTHER INFORMATION
ITEM 1.                LEGAL PROCEEDINGS
We are, from time to time, subject to claims and suits arising in the ordinary course of business. Such claims have, in the past, generally been covered by insurance. There can be no assurance that our insurance will be adequate to cover all liabilities that may arise out of claims brought against us, or that our insurance will cover all claims. See Note 16, Contingencies, to our Condensed Consolidated Financial Statements in Item 1, “Financial Statements,” of Part I of this Quarterly Report on Form 10-Q for more information.
ITEM 1A.             RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, including the important information in “Forward-Looking Statements,” you should carefully consider the information provided under “Risk Factors” and “Information Regarding Forward-Looking Statements” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026, as filed with the SEC on March 31, 2026. There have been no material changes from the risk factors as previously discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026.
ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) The following table presents information with respect to purchases of Company common stock made by the Company during the three months ended July 31, 2026:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
May 1 - 31, 2026	235	$18.68	—	$—
June 1 - 30, 2026	—	$—	—	$—
July 1 - 31, 2026	224	$18.32	—	$—
Total	459	$18.50	—
(1)Under the Company’s Second Amended and Restated Titan Machinery Inc. 2014 Equity Incentive Plan (the “Plan”), participants may satisfy federal, state and local withholding tax obligation arising in connection with the vesting of awards under the Plan by electing to have the Company withhold shares of common stock otherwise issuable under the award.
During the three months ended July 31, 2026, the Company withheld a total of 459 shares of its common stock to cover income tax obligation on vested shares of restricted stock issued as equity awards under the Plan.
ITEM 3.                DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.                MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.                OTHER INFORMATION
(c) During the fiscal quarter ended July 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6.                EXHIBITS
Exhibits - See “Exhibit Index” on page immediately prior to signatures.

EXHIBIT INDEX
TITAN MACHINERY INC.
FORM 10-Q

No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended July 31, 2026, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.
**Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	September 3, 2026
TITAN MACHINERY INC.

		By	/s/ Robert Larsen
Robert Larsen
Chief Financial Officer
(Principal Financial Officer)